Form 10-Q
period 1995-03-31
NATURES BOUNTY INC
filed 1995-04-25
CIK 70793

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549



                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES AND EXCHANGE ACT OF 1934



For the period ended             March 31, 1995


Commission File Number:              0-10666


                             Nature's Bounty, Inc.
             (Exact name of registrant as specified in its charter)


               Delaware                               11-2228617
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)


      90 Orville Drive, Bohemia, NY                      11716
  (Address of Principal Executive Offices)             (Zip Code)


Registrant's telephone number, including area code   (516) 567-9500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Secu-rities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES      [x]            NO       [ ]


Shares of Common Stock as of March 31, 1995:   17,871,119


                     NATURE'S BOUNTY, INC. and SUBSIDIARIES


                                     INDEX


PART I   Financial Information

         Condensed Consolidated Balance Sheets -
           March 31, 1995 and September 30, 1994                        1 - 2

         Condensed Consolidated Statements of Income -
           Three Months Ended March 31, 1995 and 1994                     3
           Six Months Ended March 31, 1995 and 1994                       4

         Condensed Consolidated Statements of Cash Flows -
           Six Months Ended March 31, 1995 and 1994                     5 - 6

         Notes to Condensed Consolidated Financial Statements           7 - 9

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         10 - 12


PART II  Other Information                                               13

         Signature                                                       14


                    NATURE'S BOUNTY, INC. and SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                March 31,      September 30,
                                                   1995            1994
                                              --------------   -------------
                                               (Unaudited)

Current assets:

  Cash and cash equivalents                     $5,175,199      $5,900,594

  Accounts receivable, less
    allowance for doubtful accounts
    of $525,062 at March 31, 1995
    and $594,522 at September 30, 1994          10,991,286      10,217,013

  Inventories                                   36,411,843      41,426,175

  Current income tax receivable                    725,248       1,300,198

  Deferred income taxes                          1,870,925       1,870,925

  Prepaid catalog costs and other
    current assets                               7,152,086       5,905,990
                                            --------------   -------------
         Total current assets                   62,326,587      66,620,895

Property, plant and equipment                   64,979,489      58,225,483
  less accumulated depreciation
  and amortization                              20,306,502      18,426,040
                                            --------------   -------------
                                                44,672,987      39,799,443

Intangible assets, net                           6,023,812       5,524,865

Deferred income taxes                              374,772         374,772

Other assets                                     2,541,624       2,792,127
                                            --------------   -------------

         Total assets                         $115,939,782    $115,112,102
                                            ==============   =============

            See notes to condensed consolidated financial statements.



                    NATURE'S BOUNTY, INC. and SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                March 31,      September 30,
                                                  1995             1994
                                             ---------------   -------------
                                               (Unaudited)
Current liabilities:

  Current portion of long-term debt            $   189,268      $5,698,312

  Accounts payable                              14,110,099      13,251,382

  Accrued expenses                               7,759,969       8,209,471
                                           ---------------   -------------
         Total current liabilities              22,059,336      27,159,165

Long-term debt, less current portion             9,805,579       7,566,144

Deferred income taxes                            1,975,933       1,875,933

Other liabilities                                  493,986         493,986
                                           ---------------   -------------
      Total liabilities                         34,334,834      37,095,228

Commitments and contingencies


Stockholders' equity:
  Common stock, $.008 par; authorized
    25,000,000 shares; issued and
    outstanding 19,207,676 and 17,871,119
    shares at March 31, 1995 and
    18,777,676 and 17,564,272 at
    September 30, 1994, respectively              153,662         150,222

  Capital in excess of par                     54,151,206      53,208,646

  Retained earnings                            29,011,089      25,520,727
                                          ---------------   -------------
                                               83,315,957      78,879,596
  Less cost of common stock in treasury,
    1,336,557 shares in 1995 and
    1,213,404 shares in 1994                    1,711,009         862,722
                                          ---------------   -------------
          Total stockholders' equity           81,604,948      78,016,873
                                          ---------------   -------------
          Total liabilities and
            stockholders' equity             $115,939,782    $115,112,102
                                          ===============   =============


         See notes to condensed consolidated financial statements.


                  NATURE'S BOUNTY, INC. and SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                               (UNAUDITED)


                                                  For the three months
                                                     ended March 31,
                                                   1995          1994
                                               ------------- -------------

Net sales                                       $50,945,058   $47,001,167

Costs and expenses:
  Cost of sales                                  25,725,426    23,111,573
  Catalog printing, postage
    and promotion                                 5,546,766     3,622,925
  Selling, general and
    administrative expenses                      15,375,723    13,629,016
                                                 ----------    ----------
                                                 46,647,915    40,363,514
                                                 ----------    ----------
Income from operations                            4,297,143     6,637,653
                                                 ----------    ----------

Other income (charges):
  Interest expense                                 (278,967)     (253,465)
  Miscellaneous, net                                318,191       245,148
                                                 ----------    ----------
                                                     39,224        (8,317)
                                                 ----------    ----------

Income before income taxes                        4,336,367     6,629,336

Income taxes                                      1,784,547     2,464,050
                                                 ----------    ----------
Net income                                       $2,551,820    $4,165,286
                                                 ==========    ==========

Earnings per common share and common
  share equivalents:
    Primary                                           $0.13         $0.21
    Fully diluted                                     $0.13         $0.21
                                                      =====         =====

Weighted average common shares
  and common share equivalents:
    Primary                                      20,046,893    20,295,084
    Fully diluted                                20,046,893    20,295,084
                                                 ==========    ==========


          See notes to condensed consolidated financial statements.


                   NATURE'S BOUNTY, INC. and SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                (UNAUDITED)


                                                   For the six months
                                                     ended March 31,
                                                   1995          1994
                                               ------------- -------------

Net sales                                       $88,422,799   $79,741,050

Costs and expenses:
  Cost of sales                                  44,822,933    39,192,070
  Catalog printing, postage
    and promotion                                 9,621,907     6,793,351
  Selling, general and
    administrative expenses                      27,991,396    24,601,757
                                                 ----------    ----------
                                                 82,436,236    70,587,178
                                                 ----------    ----------
Income from operations                            5,986,563     9,153,872
                                                 ----------    ----------

Other income (charges):
  Interest expense                                 (518,130)     (475,074)
  Miscellaneous, net                                515,587       705,384
                                                 ----------    ----------
                                                     (2,543)      230,310
                                                 ----------    ----------

Income before income taxes                        5,984,020     9,384,182

Income taxes                                      2,493,659     3,566,088
                                                 ----------    ----------
Net income                                       $3,490,361    $5,818,094
                                                 ==========    ==========

Earnings per common share and common
  share equivalents:
    Primary                                           $0.17         $0.29
    Fully diluted                                     $0.17         $0.29
                                                      =====         =====

Weighted average common shares
  and common share equivalents:
    Primary                                      20,064,143    20,286,225
    Fully diluted                                20,064,143    20,292,242
                                                 ==========    ==========

          See notes to condensed consolidated financial statements.


                    NATURE'S BOUNTY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the six months
                                                                  ended March 31,
                                                                1995          1994
                                                             ----------    ----------

Net income                                                   $3,490,361    $5,818,094

Adjustments to reconcile net income to
 cash used in operating activities:
      Loss on sale of property, plant and equipment                               519
      Depreciation and amortization                           2,368,664     1,989,884
      Recovery for allowance for doubtful accounts              (69,460)      (10,756)
      Increase in accounts receivable                          (704,813)     (267,209)
     (Increase) decrease in inventories                       5,014,332    (7,929,021)
      Decrease in income tax receivable                         574,950     1,845,176
      Increase in prepaid catalog
       costs and other current assets                        (1,246,096)   (1,464,190)
     (Increase) decrease in other assets                        424,915    (1,877,030)
      Increase (decrease) in accounts payable                   858,717    (2,136,407)
      Increase (decrease) in accrued expenses                   281,498       (19,433)
      Increase in deferred taxes                                100,000     3,109,865
      Decrease in other liabilities                                          (333,788)
                                                             ----------    ----------
     Net cash provided by (used in) operating activities     11,093,068    (1,274,296)
                                                             ----------    ----------
Cash flow from investing activities:
   Increase in intangible assets                               (970,561)     (192,946)
   Purchase of property, plant and equipment                 (6,754,006)   (6,311,099)
   Proceeds from sale of property, plant
     and equipment                                                             11,000
                                                             ----------    ----------
     Net cash used in investing activities                   (7,724,567)   (6,493,045)
                                                             ----------    ----------
Cash flows from financing activities:
   Net payments under line of credit agreement               (5,000,000)
   Borrowings  under long term debt agreement                 2,400,000
   Principal payments under long-term
    debt agreements                                            (669,609)     (108,185)
   Purchase of treasury stock                                  (848,287)
   Proceeds from stock options exercised                         24,000        30,000
                                                             ----------    ----------
     Net cash used in financing activities                   (4,093,896)      (78,185)
                                                             ----------    ----------
Net decrease in cash and cash equivalents                      (725,395)   (7,845,526)

Cash and cash equivalents at beginning of year                5,900,594    10,848,409
                                                             ----------    ----------
Cash and cash equivalents at end of quarter                  $5,175,199    $3,002,883
                                                             ==========    ==========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                    $528,790      $485,296
   Cash paid during the period for taxes                       $467,000      $ 27,424
                                                             ==========    ==========

           See notes to consolidated condensed financial statements.


                      NATURE'S BOUNTY, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the six months ended March 31, 1995 and 1994


Supplemental Schedule of Investing and Financing Activities:

In December 1994, options were exercised for 430,000 shares of common stock which were issued to certain officers and directors for $24,000 and an interest bearing note in the amount of $191,000. The promissory note, including interest, was paid by the surrender of 23,153 common shares to the Company at the prevailing market price. As a result of the exercise of these options, the Company is entitled to a compensation deduction for tax purposes of approximately $1,827,500 and it is estimated that such compensation deduc-tion will ultimately result in a tax benefit of approximate-ly $731,000 which has been recorded as an increase in capi-tal in excess of par. In addition, the Company has adjusted its current liability to recognize the effect of this tax benefit.

In December 1993 options were exercised for 60,000 shares of common stock which were issued to certain directors for $30,000. As a result of the exercise of these options, the Company is entitled to a compensation deduction for tax purposes of approximately $1,140,000, and it is estimated that such compensation deduction will ultimately result in a tax benefit to the Company of approximately $43,200 repre-senting the tax-effected excess of the fair market value of the stock at the date of exercise over the proceeds re-ceived. Such benefit has been recorded as an increase to capital in excess of par.

           See notes to condensed consolidated financial statements.


                     NATURE'S BOUNTY, INC. and SUBSIDIARIES

              NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial posi-tion as of March 31, 1995 and results of operations for the three and six months ended March 31, 1995 and 1994 and statements of cash flows for the six months ended March 31, 1995 and 1994. The consolidated condensed balance sheet as of September 30, 1994 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended September 30, 1994.

2. The results of operations and cash flows for the six months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Inventories have been estimated by using the gross profit method for the interim periods. The components of the inventories are as follows:

                                             March 31,      September 30,
                                               1995             1994
                                            (UNAUDITED)

                 Raw materials and
                   work-in-process          $17,781,357     $19,867,873
                 Finished goods              18,630,486      21,558,302
                                            $36,411,843     $41,426,175

4. Intangible assets, at cost, acquired at various dates are as follows:

                                             March 31,      September 30,
                                               1995             1994
                                            (UNAUDITED)

                 Goodwill                  $   469,400      $   469,400
                 Customer lists             10,540,017        9,640,017
                 Trademark and licenses      1,041,122          970,561
                 Covenants not to compete    1,304,538        1,304,538
                                            13,355,077       12,384,516
                 Less, accumulated
                   amortization              7,331,265        6,859,651
                                           $ 6,023,812      $ 5,524,865

5. Accrued expenses:

                                             March 31,      September 30,
                                               1995             1994
                                            (UNAUDITED)

              Payroll and related
                payroll taxes               $1,794,314      $1,647,347
              Customer deposits              1,099,693       2,013,529
              Accrued purchases                507,261       1,759,257
              Income taxes payable           1,812,355          49,747
              Other                          2,546,346       2,739,591
                                            $7,759,969      $8,209,471

6. Treasury stock. The Company purchased 100,000 shares in open market transactions using working capital. An additional 23,153 shares were surrendered to the Company in payment of stock subscriptions receivable (see note 8). The average cost of shares was $6.89.

7. Earnings per share are based on the weighted average number of common shares and common equivalent shares outstanding during the three and six month periods ended March 31, 1995 and 1994. The calculation of primary and fully diluted earnings per share include common stock equivalent shares from dilutive stock options of 2,117,407 for the three month period ended March 31, 1995 and 2,730,812 for the three month period ended March 31, 1994. For the six month period ended March 31, 1995, the calculation of earnings per share include 2,257,843 primary and fully diluted common stock equivalent shares and 2,746,349 primary and 2,752,366 fully diluted common stock equivalents, respectively in 1994.

8. In December 1994, options were exercised for 430,000 shares of common stock which were issued to certain officers and directors for $24,000 and an interest bearing note in the amount of $191,000. The promissory note, including interest, was paid by the surrender of 23,153 common shares to the Company at the prevailing market price. As a result of the exercise of these options, the Company is entitled to a compensation deduction for tax purposes of approximately $1,827,500, and it is estimated that such compensation deduction will ultimately result in a tax benefit of approx-imately $731,000 which has been recorded as an increase in capital in excess of par. In addition, the Company has adjusted its current liability to recognize the effect of this tax benefit.

   The following is a summary of changes in outstanding options for the Company's Stock Option Plans for the period ended March 31, 1995:


                                                               Exercise Price

          Shares under option, September 30,
            1994  (fully exercisable)            2,825,000       $.50-$.92
          Options exercised                       (430,000)         $.50
          Shares exercisable, March 31,
            1995  (fully exercisable)            2,395,000       $.63-$.92



                        NATURE'S BOUNTY, INC. and SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                         CONDITION and RESULTS of OPERATIONS


Results of Operations:

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:

                                                 Three months     Six months
                                                     ended           ended
                                                   March 31,       March 31,
                                                 1995    1994     1995    1994

      Net sales                                  100.0%  100.0%   100.0%  100.0%
      Costs and expenses:
        Cost of sales                             50.5    49.2     50.7    49.1
        Catalog printing, postage and promotion   10.9     7.7     10.9     8.5
        Selling, general and administrative       30.2    29.0     31.7    30.9

                                                  91.6    85.9     93.3    88.5
      Income from operations                       8.4    14.1      6.7    11.5
      Other  income (expenses), net                0.1     0.0      0.0     0.3
      Income before income taxes                   8.5    14.1      6.7    11.8
      Income taxes                                 3.5     5.2      2.8     4.5
      Net income                                   5.0%    8.9%     3.9%    7.3%

Results of Operations

For the three months ended March 31, 1995 compared to three months ended March 31, 1994:

    Net sales. Net sales in the second quarter ended March 31, 1995 were $50,945,058 compared with $47,001,167 for the prior like period, an increase of $3,943,891 or 8.4%. Of the $3.9 mil-lion increase, $0.1 million (0.7% increase) was attributable to wholesale sales, direct mail order vitamin sales increased $4.2 million (21.2% increase) and the company-operated retail stores increased $0.6 million (28.3% increase). Mail order cosmetic sales decreased $1.0 million (25.0% decrease).

    Costs and expenses. Cost of sales as a percentage of sales was 50.5% for 1995 and 49.2% for 1994. The increase was attrib-uted to change in product mix and increased factory overhead.

    Catalog printing, postage,and promotion expenses increased to $5,546,766 in 1995 from $3,622,925 in 1994. Costs associated with long term contract promotions and coop advertising increased in the wholesale division. As a percentage of sales, expenses were 10.9% for the current quarter and 7.7% for the prior like quarter.

    Selling, general and administrative expenses were $15,375,723 for the quarter, 1995 and $13,629,016 for the prior like quarter, an increase of $1,746,707. As a percentage of sales, these expenses were 30.2% for the current quarter and 29.0% for the prior like quarter. Costs primarily increased in salaries, payroll fringes and commission.

    Other income (charges). Included in miscellaneous is rental income.

    Income before income taxes were $4,336,367 for 1995 and $6,629,336 for 1994. After income taxes, the Company had net income of $2,551,820 or earnings of $0.13 per share for the three months ended March 31, 1995 compared with a net income of $4,165,286 or earnings of $0.21 per share for the quarter ended March 31, 1994.


For the six months ended March 31, 1995 compared to six months ended March 31, 1994:

    Net sales. Net sales for the six months, 1995 were $88,422,799 compared with $79,741,050 for the prior like period, an increase of $8,681,749 or 10.9%. Of the $8.7 million in-crease, $3.7 million (9.6% increase) was attributable to wholesale sales, direct mail order vitamin sales increased $5.8 million (19.8% increase) and the company-operated retail stores increased $1.1 million (24.6% increase). Mail order cosmetic sales decreased $1.9 million (25.7% decrease).

    Costs and expenses. Cost of sales as a percentage of sales was 50.7% for the six month period ended 1995 and 49.1% for 1994. The increase was primarily attributed to increased factory overhead and changes in product mix.

    Catalog printing, postage,and promotion expenses increased to $9,621,907 in 1995 from $6,793,351 in 1994. Costs associated with long term contract promotions and coop advertising increased in the wholesale division. As a percentage of sales, expenses were 10.9% in 1995 and 8.5% for the compar-able six month period.

    Selling, general and administrative expenses were $27,991,396 for the six months, 1995 and $24,601,757 in 1994, an increase of $3,389,639. As a percentage of sales, these expenses were 31.7% and 30.9%, respectively. Costs primarily increased in salaries, payroll fringes and commission cost.

    Other income (charges). Included in miscellaneous is rental income.

    Income before income taxes were $5,984,020 for 1995 and $9,384,182 for 1994. After income taxes, the Company had net income of $3,490,361 or earnings of $0.17 per share for the six months ended March 31, 1995 compared with a net income of $5,818,094 or earnings of $0.29 per share for the comparable six months ending March 31, 1994.


Liquidity and Capital Resources

The Company has adequate working capital to meet its obliga-tions in the normal course of business. The Company has a three year $15 million Revolving Credit Agreement which expires March 31, 1996. At March 31, 1995, the entire amount remained available under the current Agreement. Net cash provided by operating activities was $11,093,068 in 1995 and $1,274,296 used in operating activities in 1994. Net cash used in investing activities was $7,724,567 and $6,493,045 in 1995 and 1994, respectively. Net cash used in financing activities was $4,093,896 in 1995 and $78,185 in 1994.

On November 7, 1994, the Company purchased a building which it previously occupied under a long term lease. The purchase price of approximately $3.1 million was funded with $0.7 in cash and $2.4 million in a 15 year mortgage note payable.

Management believes that inflation did not have a significant impact on operations.


                      NATURE'S BOUNTY, INC. AND SUBSIDIARIES

                             PART II   OTHER INFORMATION

Item 1. Legal Proceedings

          LITIGATION:

          There have been no material developments with respect to litigation that occurred during this reporting period. Reference is made to Item 3, Legal Proceedings in Form 10-K for the year ended September 30, 1994.


Item 2. Changes in Securities

          Not applicable.


Item 3. Defaults upon Senior Securities

          Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders

          Stockholders approved a proposed name change to NBTY, Inc.


Item 5. Other Information

          Not applicable.

Item 6. Exhibits and Reports on Form 8-K

          There was no Form 8-K filed during the second quarter of fiscal year ending September 30, 1995.


                     NATURE'S BOUNTY, INC. and SUBSIDIARIES


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NATURE'S BOUNTY, INC.


Date:  April 25, 1995                         /s/  HARVEY KAMIL
                                              -----------------------------
                                              Harvey Kamil, Executive Vice
                                                President, Secretary
                                                (Principal Financial
                                                and Accounting Officer)