Form 10-Q/A
period 1995-03-31
NATURES BOUNTY INC
filed 1995-05-17
CIK 70793

This Amendment No. 1 is filed to include the Article 5 Financial Data Schedule which was inadvertently omitted from the original filing.

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-Q

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


                                              NATURE'S BOUNTY, INC.


Date:  May 17, 1995                         /s/  HARVEY KAMIL
                                            -----------------------------
                                            Harvey Kamil, Executive Vice
                                              President, Secretary
                                              (Principal Financial
                                              and Accounting Officer)




                              INDEX TO EXHIBITS

27   Article 5 Financial Data Schedule for 2nd Quarter 10-Q