Form 10-Q
period 1995-06-30
NATURES BOUNTY INC
filed 1995-07-31
CIK 70793

UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C. 20549

				  FORM 10-Q

	      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		 OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended      June 30, 1995

Commission File Number:   0-10666

				 NBTY, Inc.
	   (Exact name of registrant as specified in its charter)

		Delaware                               11-2228617
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

     90 Orville Drive, Bohemia, NY                        11716
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code   (516) 567-9500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	     YES   v           NO

Shares of Common Stock as of June 30, 1995:   17,766,119

			 NBTY, INC. and SUBSIDIARIES

				    INDEX

PART I   Financial Information

	 Condensed Consolidated Balance Sheets
	 -June 30, 1995 and September 30, 1994                  1 - 2

	 Condensed Consolidated Statements of Income
	 -Three Months Ended June 30, 1995 and 1994               3
	 -Nine Months Ended June 30, 1995 and 1994                4

	 Condensed Consolidated Statements of Cash Flows
	 -Nine Months Ended June 30, 1995 and 1994              5 - 6

	 Notes to Condensed Consolidated
	 Financial Statements                                   7 - 9

	 Management's Discussion and Analysis
	 of Financial Condition and Results of Operations      10 - 12

PART II  Other Information                                       13

	 Signature                                               14

			 NBTY, INC. and SUBSIDIARIES

		    CONDENSED CONSOLIDATED BALANCE SHEETS

				    ASSETS

					      June 30,      September 30,
						1995            1994
					   --------------   -------------
					     (Unaudited)

Current assets:

     Cash and cash equivalents                $2,234,018      $5,900,594

     Accounts receivable, less
       allowance for doubtful accounts
       of $540,527 at June 30, 1995
       and $594,522 at September 30, 1994     10,413,694      10,217,013

     Inventories                              39,766,992      41,426,175

     Current income tax receivable             1,545,313       1,300,198

     Deferred income taxes                     1,870,925       1,870,925

     Prepaid catalog costs and other
       current assets                          7,058,438       5,905,990
					    ------------    ------------
	    Total current assets              62,889,380      66,620,895

Property, plant and equipment                 68,513,077      58,225,483
     less accumulated depreciation
     and amortization                         21,316,594      18,426,040
					    ------------    ------------
					      47,196,483      39,799,443

Intangible assets, net                         5,792,925       5,524,865

Deferred income taxes                            374,772         374,772

Other assets                                   2,204,742       2,792,127
					    ------------    ------------

	    Total assets                    $118,458,302    $115,112,102
					    ============    ============

See notes to condensed consolidated financial statements.

			 NBTY, INC. and SUBSIDIARIES

		    CONDENSED CONSOLIDATED BALANCE SHEETS

		    LIABILITIES AND STOCKHOLDERS' EQUITY

					      June 30,      September 30,
						1995            1994
					    ------------    -------------
					     (Unaudited)

Current liabilities:

     Current portion of long-term debt      $    271,668    $  5,698,312

     Accounts payable                         14,197,073      13,251,382

     Accrued expenses                          8,965,436       8,209,471
					    ------------    ------------
	    Total current liabilities         23,434,177      27,159,165

Long-term debt, less current portion          10,382,115       7,566,144

Deferred income taxes                          2,025,933       1,875,933

Other liabilities                                493,986         493,986
					    ------------    ------------
	 Total liabilities                    36,336,211      37,095,228

Commitments and contingencies

Stockholders' equity:
     Common stock, $.008 par; authorized
       25,000,000 shares; issued and
       outstanding 19,207,676 and 17,766,119
       shares at June 30, 1995 and
       18,777,676 and 17,564,272 at
       September 30, 1994, respectively          153,662         150,222

     Capital in excess of par                 54,151,206      53,208,646

     Retained earnings                        30,163,232      25,520,728
					    ------------    ------------
					      84,468,100      78,879,596
     Less cost of common stock in treasury,
       1,441,557 shares in 1995 and
       1,213,404 shares in 1994                2,346,009         862,722
					    ------------    ------------
	     Total stockholders' equity       82,122,091      78,016,874
					    ------------    ------------
	     Total liabilities and
	       stockholders' equity         $118,458,302    $115,112,102
					    ============    ============

See notes to condensed consolidated financial statements.

			 NBTY, INC. and SUBSIDIARIES

		CONDENSED CONSOLIDATED STATEMENTS OF INCOME

				 (UNAUDITED)


					   For the three months
					      ended June 30,
					   1995            1994
				       ------------    ------------

Net sales                               $41,649,806     $35,862,726

Costs and expenses:
     Cost of sales                       21,085,603      17,473,439
     Catalog printing, postage
       and promotion                      5,049,906       3,561,213
     Selling, general and
       administrative expenses           13,479,144      11,790,875
					-----------     -----------
					 39,614,653      32,825,527
					-----------     -----------
Income from operations                    2,035,153       3,037,199
					-----------     -----------

Other income (charges):
     Interest expense                      (271,305)       (224,381)
     Miscellaneous, net                     239,721         323,601
					-----------     -----------
					    (31,584)         99,220
					-----------     -----------

Income before income taxes                2,003,569       3,136,419

Income taxes                                851,428       1,191,838
					-----------     -----------
Net income                              $ 1,152,141     $ 1,944,581
					===========     ===========

Earnings per common share and common
  share equivalents:
     Primary                                  $0.06           $0.10
     Fully diluted                            $0.06           $0.10
					      =====           =====

Weighted average common shares
  and common share equivalents:
     Primary                             19,899,088      20,245,305
     Fully diluted                       19,921,056      20,245,305
					 ==========      ==========

See notes to condensed consolidated financial statements.

			 NBTY, INC. and SUBSIDIARIES

		 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

				 (UNAUDITED)

					    For the nine months
					       ended June 30,
					   1995            1994
				       ------------    ------------

Net sales                              $130,072,605    $115,603,776

Costs and expenses:
     Cost of sales                       65,908,535      56,665,509
     Catalog printing, postage
       and promotion                     14,671,813      10,354,564
     Selling, general and
       administrative expenses           41,470,539      36,392,632
				       ------------    ------------
					122,050,887     103,412,705
				       ------------    ------------
Income from operations                    8,021,718      12,191,071
				       ------------    ------------

Other income (charges):
     Interest expense                      (789,435)       (699,455)
     Miscellaneous, net                     755,308       1,028,985
				       ------------    ------------
					    (34,127)        329,530
				       ------------    ------------

Income before income taxes                7,987,591      12,520,601

Income taxes                              3,345,087       4,757,926
				       ------------    ------------
Net income                             $  4,642,504    $  7,762,675
				       ============    ============

Earnings per common share and common
  share equivalents:
     Primary                                  $0.23           $0.38
     Fully diluted                            $0.23           $0.38
					      =====           =====

Weighted average common shares
  and common share equivalents:
     Primary                             20,009,232      20,275,679
     Fully diluted                       20,018,159      20,275,679
					 ==========      ==========

See notes to condensed consolidated financial statements.

			 NBTY, INC. AND SUBSIDIARIES

		    CONSOLIDATED STATEMENTS OF CASH FLOWS

							      For the nine months
								 ended June 30,
							      1995            1994
							  ------------    ------------

Net income                                                 $ 4,642,504     $ 7,762,675

Adjustments to reconcile net income to
 cash used in operating activities:
  Loss on sale of property, plant and equipment                                    519
  Depreciation and amortization                              3,650,650       2,999,343
  Recovery for allowance for doubtful accounts                 (53,995)        (62,251)
  (Increase) decrease in accounts receivable                  (142,686)        855,648
  (Increase) decrease in inventories                         1,659,183     (13,272,294)
  (Increase) decrease in income tax receivable                (245,115)      2,477,816
  Increase in prepaid catalog costs and other
   current assets                                           (1,152,448)     (1,541,626)
  (Increase) decrease in other assets                          753,267      (1,415,854)
  Increase (decrease) in accounts payable                      945,691      (2,275,455)
  Increase (decrease) in accrued expenses                    1,486,965        (489,748)
  Increase in deferred taxes                                   150,000       4,301,704
  Decrease in other liabilities                                               (353,225)
							  ------------    ------------
    Net cash provided by (used in) operating activities     11,694,016      (1,012,748)
							  ------------    ------------

Cash flow from investing activities:
  Increase in intangible assets                             (1,003,038)       (220,291)
  Purchase of property, plant and equipment                (10,287,594)     (8,502,221)
  Proceeds from sale of property, plant and equipment                           11,000
							  ------------    ------------
      Net cash used in investing activities                (11,290,632)     (8,711,512)
							  ------------    ------------

Cash flows from financing activities:
  Net payments under line of credit agreement               (5,000,000)
  Borrowings under long term debt agreement                  3,102,500
  Principal payments under long-term debt agreements          (713,173)       (164,094)
  Purchase of treasury stock                                (1,483,287)
  Proceeds from stock options exercised                         24,000          30,000
							   -----------     -----------
      Net cash used in financing activities                 (4,069,960)       (134,094)
							   -----------     -----------
Net decrease in cash and cash equivalents                   (3,666,576)     (9,858,354)

Cash and cash equivalents at beginning of year               5,900,594      10,848,409
							   -----------     -----------
Cash and cash equivalents at end of quarter                $ 2,234,018     $   990,055
							   ===========     ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                 $   800,095     $   709,677
  Cash paid during the period for taxes                    $ 1,287,065     $    31,770
							   ===========     ===========

	  See notes to consolidated condensed financial statements.

			 NBTY, INC. and SUBSIDIARIES
		    CONSOLIDATED STATEMENTS OF CASH FLOWS
	      For the nine months ended June 30, 1995 and 1994

Supplemental Schedule of Investing and Financing Activities:

In December 1994, options were exercised for 430,000 shares of common stock which were issued to certain officers and directors for $24,000 and an interest bearing note in the amount of $191,000. The promissory note, including interest, was paid by the surrender of 23,153 common shares to the Company at the prevailing market price. As a result of the exercise of these options, the Company is entitled to a compensation deduction for tax purposes of approximately $1,827,500 and it is estimated that such compensation deduction will ultimately result in a tax benefit of approximately $731,000 which has been recorded as an increase in capital in excess of par. In addition, the Company has adjusted its current liability to recognize the effect of this tax benefit.In December 1993 options were exercised for 60,000 shares of common stock which were issued to certain directors for $30,000. As a result of the exercise of these options, the Company is entitled to a compensation deduction for tax purposes of approximately $1,140,000, and it is estimated that such compensation deduction will ultimately result in a tax benefit to the Company of approximately $43,200 representing the tax-effected excess of the fair market value of the stock at the date of exercise over the proceeds received. Such benefit has been recorded as an increase to capital in excess of par.

See notes to condensed consolidated financial statements.

			 NBTY, INC. and SUBSIDIARIES
	     NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 1995 and results of operations for the three and nine months ended June 30, 1995 and 1994 and statements of cash flows for the nine months ended June 30, 1995 and 1994. The consolidated condensed balance sheet as of September 30, 1994 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended September 30, 1994.

2. The results of operations and cash flows for the nine months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Inventories have been estimated by using the gross profit method for the interim periods. The components of the inventories are as follows:

					    June 30,        September 30,
					    1995            1994
					    (UNAUDITED)

Raw materials and  work-in-process          $17,121,022     $19,867,873
Finished goods                               22,645,970      21,558,302
					    $39,766,992     $41,426,175

4. Intangible assets, at cost, acquired at various dates are as follows:

					    June 30,        September 30,
					    1995            1994
					    (UNAUDITED)

Goodwill                                    $   469,400     $   469,400
Customer lists                               10,540,017       9,640,017
Trademark and licenses                        1,073,599         970,561
Covenants not to compete                      1,304,538       1,304,538
					     13,387,554      12,384,516
Less, accumulated amortization                7,594,629       6,859,651
					    $ 5,792,925     $ 5,524,865

5. Accrued expenses:

					    June 30,        September 30,
					    1995            1994
					    (UNAUDITED)

Payroll and related payroll taxes           $1,698,205      $1,647,347
Customer deposits                            1,236,032       2,013,529
Accrued purchases                              643,593       1,759,257
Income taxes payable                         2,471,834          49,747
Other                                        2,915,772       2,739,591
					    $8,965,436      $8,209,471

6. Treasury stock. The Company purchased 205,000 shares in open market transactions using working capital. An additional 23,153 shares were surrendered to the Company in payment of stock subscriptions receivable (see note 8). The average cost of shares was $6.50.

7. Earnings per share are based on the weighted average number of common shares and common equivalent shares outstanding during the three and nine month periods ended June 30, 1995 and 1994. The calculation of primary and fully diluted earnings per share include common stock equivalent shares from dilutive stock options of 2,094,506 primary and 2,116,474 fully diluted common stock equivalents for the three month period ended June 30, 1995 and 2,681,033 primary and fully diluted common stock equivalent shares for the three month period ended June 30, 1994. For the nine month period ended June 30, 1995, the calculation of earnings per share include 2,203,506 primary and 2,212,433 fully diluted common stock equivalent shares and 2,727,671 primary and fully diluted common stock equivalents, respectively in 1994.

8. In December 1994, options were exercised for 430,000 shares of common stock which were issued to certain officers and directors for $24,000 and an interest bearing note in the amount of $191,000. The promissory note, including interest, was paid by the surrender of 23,153 common shares to the Company at the prevailing market price. As a result of the exercise of these options, the Company is entitled to a compensation deduction for tax purposes of approximately $1,827,500, and it is estimated that such compensation deduction will ultimately result in a tax benefit of approximately $731,000 which has been recorded as an increase in capital in excess of par. In addition, the Company has adjusted its current liability to recognize the effect of this tax benefit.

The following is a summary of changes in outstanding options for the Company's Stock Option Plans for the period ended June 30, 1995:

							       Exercise Price

Shares under option, September 30,
  1994  (fully exercisable)                     2,825,000      $.50-$.92
Options exercised                                (430,000)        $.50
Shares exercisable, June 30,
  1995  (fully exercisable)                     2,395,000      $.63-$.92

			 NBTY, INC. and SUBSIDIARIES

	 MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
			  and RESULTS of OPERATIONS

Results of Operations:

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:

				      Three months        Nine months
				      ended               ended
				      June 30,            June 30,
				   1995      1994      1995      1994

Net sales                          100.0%    100.0%    100.0%    100.0%
Costs and expenses:
   Cost of sales                    50.6      48.7      50.7      49.0
   Catalog printing, postage and
     promotion                      12.1       9.9      11.3       9.0
   Selling, general and
     administrative                 32.4      32.9      31.9      31.5
				    95.1      91.5      93.9      89.5
Income from operations               4.9       8.5       6.1      10.5
Other income (expenses), net        (0.1)      0.3       0.0       0.3

Income before income taxes           4.8       8.8       6.1      10.8
Income taxes                         2.0       3.4       2.5       4.1
Net income                           2.8%      5.4%      3.6%      6.7%

Results of Operations

For the three months ended June 30, 1995 compared to three months ended
  June 30, 1994:

Net sales. Net sales in the third quarter ended June 30, 1995 were $41,649,806 compared with $35,862,726 for the prior like period, an increase of $5,787,080 or 16.1%. Vitamin and nutritional supplement sales increased $7.4 million (22.9%); Beautiful Visions and cosmetic sales decreased $1.6 million (48.4%). Of the $7.4 million increase in vitamin and nutritional supplement sales, $2.5 million (15.0% increase) was attributable to wholesale sales, direct mail order vitamin sales increased $3.9 million (29.8% increase) and retail stores increased $1.0 million (46.0% increase).

Costs and expenses. Cost of sales as a percentage of sales was 50.6% for 1995 and 48.7% for 1994. The increase was attributed to costs associated with increased penetration in the mass market.

Catalog printing, postage,and promotion expenses increased to $5,049,906 in 1995 from $3,561,213 in 1994 an increase of $1,488,693. As a percentage of sales, expenses were 12.1% for the current quarter and 9.9% for the prior like quarter. Costs associated with long term contract promotions and coop advertising in the wholesale division
increased $946,347; other advertising increased by $542,346.   Selling,
general and administrative expenses were $13,479,144 for the quarter, 32.4% as a percentage of sales compared with $1,790,875 or 32.9% of sales - an increase of $1,688,268. Increases were primarily in salaries, payroll fringes and professional fees.

Other income (charges). Included in miscellaneous is rental income.Income before income taxes were $2,003,569 for 1995 and $3,136,419 for 1994. After income taxes, the Company had net income of $1,152,141 or earnings of $0.06 per share for the three months ended June 30, 1995 compared with a net income of $1,944,581 or earnings of $0.10 per share for the quarter ended June 30, 1994.

For the nine months ended June 30, 1995 compared to nine months ended
  June 30, 1994:

Net sales. Net sales for the nine months, 1995 were $130,072,605 compared with $115,603,776 for the prior like period, an increase of $14,468,829 or 12.5%. Vitamin and nutritional supplemental sales increased $17,797,998 (17.0%); Beautiful Visions and cosmetic sales decreased $3,329,168 (30.3% decrease). Of the $17.8 million increase in vitamin and nutritional supplement sales, $6.0 million (10.9% increase) was attributable to wholesale sales, direct mail order vitamin sales increased $9.7 million (22.9% increase) and retail stores increased $2.1 million (31.6% increase).

Costs and expenses. Cost of sales as a percentage of sales was 50.7% for the nine month period ended 1995 and 49.0% for 1994. The increase was primarily attributed to increased factory overhead, changes in product mix and the costs associated with increased penetration in the mass market.

Catalog printing, postage,and promotion expenses increased to $14,671,813 in 1995 from $10,354,564 in 1994 an increase of $4,317,249.
Costs associated with long term contract promotions and coop advertising increased in the wholesale division increased $3,116,510; other advertising increased $1,200,739. As a percentage of sales, expenses were 11.3% in 1995 and 9.0% for the comparable nine month period.

Selling, general and administrative expenses were $41,470,539 for the nine months, 1995 and $36,392,632 in 1994, an increase of $5,077,908. As a percentage of sales, these expenses were 31.9% and 31.5%, respectively. Costs primarily increased in salaries, payroll fringes and commission cost.

Other income (charges) includes rental income in miscellaneous.Income before income taxes were $7,987,591 for 1995 and $12,520,601 for 1994. After income taxes, the Company had net income of $4,642,504 or earnings of $0.23 per share for the nine months ended June 30, 1995 compared with a net income of $7,762,675 or earnings of $0.38 per share for the comparable nine months ending June 30, 1994.

Liquidity and Capital Resources

The Company has adequate working capital to meet its obligations in the normal course of business. The Company has a three year $15 million Revolving Credit Agreement which expires March 31, 1996. At June 30, 1995, the entire amount remained available under the current Agreement. At June 30, 1995, the Company was in violation of certain restrictive covenants which were waived. In addition, the Company has a $10 million equipment lease commitment through December 31, 1995 which it intends to renew. At June 30, 1995, $9.3 million of this amount remained available. Net cash provided by operating activities was $11,694,016 in 1995 and $1,012,748 used in operating activities in 1994. Net cash used in investing activities was $11,290,632 and $8,711,512 in 1995 and 1994, respectively. Net cash used in financing activities was $4,069,960 in 1995 and $134,094 in 1994.

On November 7, 1994, the Company purchased a building which it previously occupied under a long term lease. The purchase price of approximately $3.1 million was funded with $0.7 in cash and $2.4 million in a 15 year mortgage note payable.

Management believes that inflation did not have a significant impact on operations.

			 NBTY, INC. AND SUBSIDIARIES

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

      Stockholders approved a name change to NBTY, Inc.

Item 5.   Other Information

      Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

      There was no Form 8-K filed during the third quarter of fiscal year ending September 30, 1995.


			 NBTY, INC. and SUBSIDIARIES

				  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				       NBTY, INC.

Date:  July 27, 1995                   HARVEY KAMIL
				       Harvey Kamil,
				       Executive Vice President, Secretary
				       (Principal Financial and Accounting
				       Officer)