Form 10-K
period 1995-09-30
NATURES BOUNTY INC
filed 1995-12-18
CIK 70793

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 1995.
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from ________________ to__________________.

                     Commission file number 0-10666
                               NBTY, INC.
                     (Formerly NATURE'S BOUNTY, INC.)
           (Exact name of registrant as specified in charter)

               DELAWARE                              11-2228617
   (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)             Identification No.)

          90 Orville Drive                             11716
          Bohemia, New York                          (Zip Code)
(Address of principal executive office)

                             (516) 567-9500
           (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:       None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.008 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES X        NO __

Indicate by check mark is disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment for this Form 10-K [X].

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System at November 29, 1995 was approximately $82,683,644.

The number of shares of Common Stock of the registrant outstanding at November 29, 1995 was approximately 19,477,676.

Documents Incorporated by Reference: None

                                    PART I

Item 1. BUSINESS

Products

      NBTY, Inc. (formerly known as Nature's Bounty, Inc.) (the "Company"), collectively with its subsidiaries is a manufacturer and marketer of nutritional supplements in the United States. It sells more than 350 products consisting of vitamins and other nutritional supplements such as minerals, amino acids and herbs. Vitamins, minerals and amino acids are sold as a single vitamin and in multi-vitamin combinations and in varying potency levels in powder, tablet, soft gel, chewable, and hard shell capsule form. The Company's branded products are sold by independent and chain pharmacies, wholesalers, supermarkets and health food stores and by direct mail.

Marketing and Distribution

      The Company markets its products through different channels of distribution: wholesale-retail and direct mail.

      Wholesale-Retail. The Company markets its products under various brand names to various stores including drug store chains and supermarkets, independent pharmacies, health food stores, health food store wholesalers and other retailers such as mass merchandisers and Company-owned stores. The Nature's Bounty brand is sold to drug store chains and drug wholesalers. The Company sells a full line of products to supermarket chains and wholesalers under the brand name Natural Wealth at prices designed for the "price conscious" consumer.

      In addition to a complete line of vitamins and other nutritional supplements, the Company sells a comprehensive line of over-the-counter products such as cold remedies and analgesic formulas to independent pharmacies under the Hudson brand name.

      The Company sells directly to health food stores under the brand name Good'N Natural and sells products, including a specialty line of vitamins, to health food wholesalers under the brand name American Health.

      The Company operates 39 retail locations in fifteen states under the name Vitamin World. Such locations carry a full line of products under the Vitamin World brand name and products manufactured by others. Through direct interaction between the Company's personnel and the public, the Company is able to identify buying trends, customer preferences or dislikes, acceptances of new products and price trends in various regions of the country. This information is useful in initiating sales programs for all divisions of the Company.

      Direct Mail. The Company offers its full line of vitamins and other nutritional supplement products as well as selected personal care items under its Puritan's Pride brand name at prices which are normally at a discount from those of similar products sold in retail stores. The Company also sold personal care and other selected products under the Beautiful Visions name until the sale of this operation in October, 1995.

Sales and Advertising

      The Company has approximately 70 sales employees located throughout the country who are paid on a salary plus commission basis. In addition, the Company sells through commissioned sales representative organizations which sell the Company's products on an exclusive basis.

      In 1994 and 1995, the Company spent approximately $14.8 million and $19.3 million, respectively, on print and media advertising, including cooperative advertising with its customers. The Company creates its own advertising materials through a staff of approximately 22 employees. The Company expects advertising costs to increase as net sales increase.

Manufacturing, Distribution and Quality Control

      All manufacturing is conducted in accordance with good manufacturing practice standards of the United States Food and Drug Administration and other applicable regulatory standards. The Company believes that the capacity of its manufacturing and distribution facilities is adequate to meet the requirements of its current business and, at the completion of its expansion program, will be adequate to meet the requirements of anticipated increases in net sales. The Company manufactures approximately 60% of its vitamins and other nutritional supplements and expects to increase such percentage upon completion of its manufacturing improvement program.

      The Company's manufacturing process places special emphasis on quality control. All raw materials used in production are initially held in quarantine during which time the Company's laboratory employees assay the production against the manufacturer's certificate of analysis. Once cleared, a lot number is assigned, samples are retained and the material is processed by formulating, mixing and granulating, compression and sometimes coating operations. After the tablet is manufactured, laboratory employees test its weight, purity, potency, dissolution and stability. When a product such as vitamin tablets is ready for bottling, the Company's automated equipment counts the tablets, inserts them into bottles, adds a tamper-resistant cap with an inner safety seal and affixes a label. The Company uses computer-generated documentation for picking and packing for order fulfillment.

      The principal raw materials used in the manufacturing process are natural and synthetic vitamins, purchased from bulk manufacturers in the United States, Japan and Europe. Although raw materials are available from numerous sources, one supplier currently provides approximately 13% of the Company's purchases, and no other single supplier accounts for more than 10% of the Company's raw material purchases.

Research and Development

      In 1993, 1994 and 1995, the Company did not expend any significant amounts for research and development of new products.

Government Regulation

      The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which the Company's products are sold. In addition, the United States Postal Service regulates advertising claims with respect to the Company's products sold by mail order.

      In October 1994, the Dietary Supplement Health and Education Law was signed into law. This new law, which amends the Federal Food, Drug and Cosmetic Act, defines dietary supplements as a separate and distinct entity, and not as food additives. Vitamins, minerals, amino acids, herbs and other nutritional substances are included in the definition. It expressly provides for the use of third party scientific literature which shall not be regulated as labeling by the FDA, provided it is not false or misleading. The new law also delayed the FDA's requirements for extensive product label changes which were to be applied to products manufactured after July 1, 1995. It provides a set of different label requirements for ingredient content information, and directs the FDA to publish new label regulations for supplements with a mandatory effective date of December 31, 1996. It makes no modifications on the requirements and proscriptions regarding health claims for dietary supplements. The new law also introduced the concept of good manufacturing practices to the manufacture of dietary supplements. At this time, it would be premature to predict its overall impact on the dietary supplement industry.

Competition

      The market for vitamins and other nutritional supplements is highly competitive in all of the Company's channels of distribution. The Company's Nature's Bounty and Natural Wealth brands compete for sales to drug store chains and supermarkets with heavily advertised national brands manufactured by large pharmaceutical companies, as well as Your Life and Nature Made brands, sold by privately-held vitamin companies, Leiner Health Products, Inc. and Pharmavite Corp, respectively. The Vitamin World stores compete with specialty vitamin stores, such as GNC Stores, health food stores and other retail stores. With respect to direct mail sales, the Company's Puritan's Pride brand is the largest seller of vitamins and other nutritional supplements and competes with a large number of smaller, usually less geographically diverse, direct mail companies, some of which manufacture their own products and some of which sell products manufactured by others.

      It is not possible to estimate accurately the number of competitors since the nutritional supplement industry is fragmented and for the most part privately held. The Company is not capable of assessing market penetration of such competitors since they do not publish sales and marketing figures. No one company dominates the industry. However, it is the Company's belief that there may be between one and two dozen companies competing for the drug store and supermarket business. In its Vitamin World operations, the Company competes regionally with specialty vitamin stores, such as GNC Stores and local drug stores, health food stores, supermarkets, department stores and mass merchandisers.

      The Company believes that it competes favorably with other direct mail sellers of similar products on a basis of price and customer service, including speed of delivery and new product offerings. The Company believes that it competes favorably with the large pharmaceutical companies and other companies which sell to wholesalers, on the basis of price, breadth of product line, reputation and customer service, including innovative packaging and displays and other services. The Company believes that it derives a competitive advantage from its ability to manufacture and package its own vitamin and nutritional supplement products, which affords it the flexibility to respond to the shifting demands of each channel of distribution and, consequently, the ability to achieve the manufacturing and operating efficiencies resulting from larger production runs of products which can be packaged for sale in one or more such channels.

Trademarks

      The Company owns trademarks registered with the United States Patent and Trademark Office and in some other major jurisdictions of the world for its Nature's Bounty, Good'N Natural, Hudson, American Health, Puritan's Pride, and Stur-Dee trademarks and has rights to use other names essential to its business. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks. The Company regards its trademarks and other propriety rights as valuable assets and believes they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement.

Employees

      The Company employs approximately 1,180 persons, of whom 40 are in executive and administrative capacities, approximately 80 are in sales, approximately 230 are in the Company's Vitamin World stores and the remainder are in manufacturing, shipping and packaging. None of the Company's employees is represented by a labor union. The Company believes its relationship with its employees is excellent.

Item 2. PROPERTIES

      The Company owns a total of approximately 625,000 square feet of plant facilities located at 60, 90, 105 and 115 Orville Drive in Bohemia, New York and 4320 Veterans Memorial Highway, Holbrook, New York, of which 100,000 square feet is devoted to manufacturing, 72,000 square feet is utilized for offices and the balance is or is to be used for shipping and warehouse. The Company has contracted to purchase a 62 acre plot in close proximity to its other facilities in Islip, New York in order to construct additional manufacturing capacity.

      The Company's property at 90 Orville Drive is subject to a mortgage which collateralizes an $8.0 million taxable Industrial Development Revenue Bond due September 1, 2000 with monthly principal and interest payments of $74,821 through 2000 and a final payment of $6,891,258 on September 1, 2000. The Company's property at 115 Orville Drive is subject to a $2.4 million mortgage.

      The Company operates 39 retail stores and kiosks in fifteen states under the name Vitamin World. The stores have an average selling area of 1,000 square feet and each kiosk has a selling area of approximately 190 square feet. Generally, the Company leases the stores and kiosks for three to five years for annual rents ranging from $12,000 to $65,000 and percentage rents in the event sales exceed a specified amount.

Item 3. LEGAL PROCEEDINGS

      L-tryptophan Litigation. The Company had been named in approximately 265 lawsuits of which approximately 255 have been settled or discontinued through September 30, 1995 at no cost to the Company. There are approximately 10 cases still pending. There were in excess of 2,000 lawsuits filed nationwide against other companies in the industry, including distributors, wholesalers and retailers claiming compensatory and punitive damages alleging personal injury and wrongful death resulting from the ingestion of L-tryptophan.

      The Company and certain other companies in the industry, including distributors, wholesalers and retailers (the "Indemnified Group") have entered into an agreement with the Company's supplier of bulk L-tryptophan, Showa Denko American, Inc. (the "Supplier") under which the Supplier, a U.S. subsidiary of a major Japanese corporation, Showa Denko K.K., has assumed the defense of all claims against the Indemnified Group arising out of the ingestion of L-Tryptophan products and has agreed to pay the legal fees and expenses in that defense. The Supplier and Showa Denko K.K. have agreed to indemnify the Indemnified Group against any judgments and to fund settlements arising out of those actions and claims if it is determined that a cause of the injuries sustained by the plaintiffs, was a constituent in the bulk material sold by the Indemnified Group except to the extent that the Indemnified Group is found to have any part of the responsibility for those injuries.

      The Supplier has posted a revolving, irrevocable letter of credit of $20 million to be used for the benefit of the Indemnified Group in the event that the Supplier is unable or unwilling to satisfy any claims or judgments. While not all of these suits quantify the amount demanded, it can reasonably be assumed that the amount required to either settle these cases or to pay judgments rendered therein will be paid by the Supplier.

      To date, no cases in which the Company is a party have been reached for trial. While the outcome of any litigation is uncertain, based upon the Supplier's performance to date in settling cases, it is the opinion of management of the Company and legal counsel that it is remote that the Company will incur a material loss as a result of the L-tryptophan litigation and claims.

      Shareholder Litigation. In October 1994, two lawsuits were commenced in the U.S. District Court, Eastern District of New York, against the Company and two of its officers. The Complaints allege that false and misleading statements and representations were made concerning the Company's sales and earnings estimates for the fourth fiscal quarter and for the year ended September 30, 1994. The allegations were that the Defendants failed to disclose that: (a) sales were materially declining;
(b) manufacturing costs were increasing instead of decreasing; (c) profit margins were materially declining; and (d) that because of the foregoing, the Company would incur a loss in its fourth fiscal quarter. The Plaintiffs seek Class Action certification and an unspecified amount of monetary damages. The Company and its officers deny the allegations of the Complaints and intend to vigorously contest the litigation. In 1994, prior to commencement of these lawsuits, the Company purchased a directors and officers Indemnity Policy. Special counsel has been retained to represent the Company and its officers. Since the outcome of any litigation is uncertain, the Company is unable to predict (i) whether it will ultimately prevail; (ii) whether it will be fully or partially indemnified, if at all; (iii) the amount of loss, if any, that may be attributable to the above; and (iv) the amount of expense which may be incurred in the defense of these actions.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On April 7, 1995, at the annual meeting of the shareholders, the following directors were elected: Arthur Rudolph and Glenn Cohen.

                                 PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

                             DIVIDEND POLICY

      Since 1973, the Company has not paid any cash dividends on its Common Stock. On April 24, 1992, the Company effected a two-for-one stock split in the form of a 100% stock dividend to stockholders of record on May 8, 1992. On September 25, 1992, the Company effected a three-for-one stock split in the form of a 200% stock dividend to stockholders of record on November 2, 1992. In addition, on August 3, 1993, the Company effected a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on August 13, 1993. Future determination as to the payment of cash or stock dividends will depend upon the Company's results of operations, financial condition and capital requirements and such other factors as the Company's Board of Directors may consider.

                        PRICE RANGE OF COMMON STOCK

      The Common Stock is traded in the over-the-counter market and is included for quotation on the National Association of Securities Dealers National Market System under the trading symbol "NBTY". The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock, as reported on NASDAQ/NMS:

Fiscal year ended September 30, 1994

                                          High            Low
                                          ----            ---

      First Quarter                       21-1/2          16-1/8

      Second Quarter                      24-1/4          16

      Third Quarter                       22-1/4           7-1/4

      Fourth Quarter                      11-3/8           7-1/4

Fiscal year ended September 30, 1995

      First Quarter                       10-1/2           4-3/4

      Second Quarter                       8-3/8           5-1/16

      Third Quarter                        6-7/8           5-7/16

      Fourth Quarter                       7-1/4           5-1/2

      On November 16, 1995, the closing sale price of the Common Stock was $5.00. There were approximately 788 record holders of Common Stock as of November 3, 1995. The Company believes that there were in excess of 10,000 beneficial holders of Common Stock as of such date.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                               1991       1992        1993        1994        1995
                               ----       ----        ----        ----        ----

Selected Income
Statement Data:
Net Sales                      $73,592    $100,907    $138,430    $156,057    $178,760
Costs & Expenses:
  Cost of Sales                $35,938    $ 50,555    $ 67,951    $ 79,891    $ 93,875
  Catalog, printing,
   postage & promotion         $ 5,505    $  7,455    $ 11,507    $ 14,786    $ 19,262
  Selling, general
   & administrative            $28,891    $ 35,516    $ 42,776    $ 49,208    $ 56,728
                               -------    --------    --------    --------    --------

Income from operations         $ 3,258    $  7,381    $ 16,196    $ 12,172    $  8,895
Interest expense               $ 1,383    $  1,321    $  1,227    $    914    $  1,084
Other, net                     $  (168)   $   (181)   $    743    $  1,285    $    571
                               -------    --------    --------    --------    --------

Income before Income taxes     $ 1,707    $  5,879    $ 15,712    $ 12,543    $  8,382
Income taxes                   $   689    $  2,071    $  5,939    $  4,767    $  3,246
                               -------    --------    --------    --------    --------

Net income                     $ 1,018    $  3,808    $  9,773    $  7,776    $  5,136
                               =======    ========    ========    ========    ========

Per Share Data:
Earnings per common share:
  Primary                       $ 0.09      $ 0.28      $ 0.53      $ 0.38      $ 0.26
  Fully-diluted                 $ 0.09      $ 0.25      $ 0.53      $ 0.38      $ 0.26

Weighted average number of
 shares outstanding:
  Primary                       10,979      13,718      18,435      20,257      19,974
  Fully-diluted                 10,979      15,250      18,523      20,257      19,974

Selected Balance Sheet Data:
Working capital                $ 8,651    $ 13,082    $ 41,980    $ 39,462    $ 40,665
Total assets                   $43,507    $ 58,300    $101,757    $115,112    $124,103
Long-term debt,
 less current portion          $14,202    $ 20,987    $  8,265    $  7,566    $ 10,924
Total stockholders' equity     $12,794    $ 16,490    $ 70,002    $ 78,017    $ 82,615

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

      The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:

                                             Year Ended September 30
                                        --------------------------------
                                        1993          1994          1995
                                        ----          ----          ----

Net sales                               100.0%        100.0%        100.0%

Costs and expenses:
  Cost of sales                          49.1          51.2          52.5
  Catalog printing & promotion            8.3          9.5           10.8
  Selling, general & administrative      30.9          31.5          31.7
                                        -----         -----         -----
                                         88.3          92.2          95.0
                                        -----         -----         -----

Income from operations                   11.7           7.8           5.0
Interest expense and other                (.3)           .2           (.3)
                                        -----         -----         -----

Income before income taxes               11.4           8.0           4.7
Income taxes                              4.3           3.1           1.8
                                        -----         -----         -----

Net income                                7.1%          5.0%          2.9%
                                        =====         =====         =====

1995 Compared to 1994

      Net Sales. Net sales for 1995 were $178.8 million, an increase of $22.7 million or 14.5% over 1994. Of the $22.7 million increase, $12.5 million was attributable to wholesale-retail sales and $10.3 million was attributable to mail order sales. In October, 1995, Beautiful Visions, a cosmetic catalog operation, was sold. Sales for such operation in 1995 were $8.3 million, a decrease of $5 million from the prior year.

      Cost and Expenses. Cost of sales for 1995 was $93.9 million, an increase of $14.0 million or 17.5% over 1994. Gross profit decreased to 47.5% in 1995 from 48.8% in 1994. Such decrease as a percentage of net sales was due to various factors which included pricing pressures and write-downs for labels and unsold Beautiful Visions inventory.

      Catalog, Printing, Postage and Promotion. Catalog, printing, postage and promotion for 1995 was $19.2 million, an increase of $4.5 million or 30.3% over 1994. Such cost, as a percentage of net sales was 10.8% in 1995 compared with 9.5% in 1994. This increase was mainly due to expanded trade advertising and costs associated with promotional programs to independent stores and chain stores.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1995 was $56.7 million, an increase of $7.5 million or 15.3% over 1994; as a percentage of net sales, these costs remained relatively constant at 31.7% in 1995 and 31.5% in 1994. The increase was primarily a result of increases in salaries, wages, fringe benefits and professional services.

      Interest expense. Interest expense in 1995 was $1.0 million, an increase of $.1 million.

      Income taxes. The Company's effective tax rate was 38.7% in 1995 and 38.0% in 1994. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", in 1993. The impact from the implementation of SFAS No. 109 was not material to the Company's financial statements.

      Seasonality. The Company believes that its business is not seasonal except that historically it has the lowest net sales in its first fiscal quarter, slightly higher net sales in its second fiscal quarter and may have higher net sales in a quarter depending upon when it has engaged in significant promotional activities.

Liquidity and Capital Resources.

      Working capital was $40.7 million at September 30, 1995, compared with $39.5 million at September 30, 1994, an increase of $1.2 million.

      The Company finances its working capital with internally-generated funds. The Company maintains an unsecured $15 million Revolving Credit Agreement (RCA) expiring on March 31, 1996 and a $10 million Master Equipment Lease Agreement (MELA) expiring December 31, 1995. As of September 30, 1995, $15 million remained available under the RCA and $8.6 million under the MELA.

      On November 7, 1994, the Company purchased a building which it previously occupied under a long term lease. The purchase price of approximately $3.1 million was funded with $.7 million in cash and $2.4 million in a 15 year mortgage note payable.

      In September 1990, the Company financed its plant expansion program with the proceeds of an $8 million taxable Industrial Development Revenue Bond due September 1, 2000 with monthly principal and interest payments of $74,821 through 2000 and a final payment of $6,891,258 on September 1, 2000. A portion of this loan, which is collateralized by a mortgage in favor of an insurance company, was also utilized to repay debt which was outstanding in 1989.

      The mix of revenues among wholesale-retail and direct mail sales remained relatively constant for 1995, 1994 and 1993.

      The Company believes that existing cash balances, internally-generated funds from operations and amounts available under the RCA and MELA will provide sufficient liquidity to satisfy the Company's working capital needs for the next 24 months and to finance anticipated capital expenditures incurred in the ordinary course of business.

Stock-based Plans

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock based plans. The Statement, which becomes effective in fiscal 1997, requires the Company to choose between accounting for issuances of stock and other equity instruments to employees based on their fair value or disclosing the pro forma effects such accounting would have had on the Company's net income and earnings per share. The Company has begun to gather the documentation necessary to address the impact of this Statement, although it has not yet decided which method it will utilize relating to its stock based employee plans.

1994 Compared to 1993

      Net Sales. Net sales for 1994 were $156.1 million, an increase of $17.6 million or 12.7% over 1993. Of the $17.6 million increase, $11.7 million was attributable to wholesale sales, $4.4 million was attributable to mail order sales and $1.5 million to Company-operated retail stores and kiosks. The increase in mail order sales was comprised of an increase of $6 million for nutritional supplements and a decrease of $1.7 million in the Company's Beautiful Vision health and beauty aid catalogue operation.
 Substantially all of the increases in net sales were due to increased unit sales.

      Cost and Expenses. Cost of sales for 1994 was $79.9 million, an increase of $11.9 million of 17.6% over 1993. Gross profit decreased to 48.8% in 1994 from 50.9% in 1993. Such decrease as a percentage of net sales was due primarily to non-recurring startup costs of the cosmetic pencil operation and softness in demand for the Company's products in the last quarter of the year.

      Catalog, printing, postage and promotion for 1994 was $14.8 million, an increase of $3.3 million or 28.5% over 1993. Such cost, as a percentage of net sales, was 9.5% in 1994 compared with 8.3% in 1993.
This increase was mainly due to aggressive promotional programs to independent stores and chain stores.

      Selling, general and administrative expenses for 1994 was $49.2 million, an increase of $6.4 million or 15.0% over 1993; as a percentage of net sales, these costs increased 0.6% in 1994 compared to 1993. The increase was primarily a result of increases in salaries, wages, fringe benefits and freight costs. In addition, certain fixed costs increased in anticipation of higher sales volume which did not materialize.

      Interest Expense. Interest expense in 1994 was $.9 million, a decrease of $.3 million, as debt was decreased.

      Income taxes. The Company's effective tax rate was 38% in 1994 and 37.8% in 1993. The Company adopted Statement of Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes", in 1993. The impact from the implementation of SFAS No. 109 was not material to the Company's financial statements.

      Seasonality. The Company believes that its business is not seasonal except that historically it has the lowest net sales in its first fiscal quarter, slightly higher net sales in its second fiscal quarter and may have higher net sales in a quarter depending upon when it has engaged in significant promotional activities.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See attached financial statements.  Part IV, Item 14. Exhibits.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                  PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below are the names and other relevant information regarding officers, directors, and significant employees of the Company as of September 30, 1995. Their stated positions are as follows:

                                                  Year         Commencement
                                                  first        of term of
                                                  elected      office as
Name                    Age    Position           Director     Officer
----                    ---    --------           --------     ------------

Scott Rudolph           38     Chairman of
                               the Board
                               and President      1986         1986

Harvey Kamil            51     Executive Vice
                               President,
                               Secretary          ----         1982

Barry Drucker           47     Senior Vice
                               President-Sales    ----         1985

Patricia E. Ciccarone   39     Vice President-
                               Vitamin World      ----         1992

James P. Flaherty       37     Vice President-
                               Advertising        ----         1988

Abraham K. Kleinman     70     Vice President-
                               Manufacturing      ----         1982

Jean Palladino          60     Vice President-
                               Hudson             ----         1988

Abraham Rubenstein      65     Vice President-
                               Mail Order         ----         1985

William J. Shanahan     37     Vice President-
                               Data Processing    ----         1988

Robert Silverman        33     Vice President-
                               Good'N Natural     ----         1991

James A. Taylor         55     Vice President-
                               Production         ----         1982

Arthur Rudolph          67     Director           1971         1971

Aram Garabedian         60     Director           1971         ----

Bernard G. Owen         67     Director           1971         ----

Alfred Sacks            67     Director           1971         ----

Murray Daly             68     Director           1971         ----

Glenn Cohen             36     Director           1988         ----

Bud Solk                61     Director           1994         ----

Nathan Rosenblatt       38     Director           1994         ----

      The Directors of the Company are elected to serve a three year term or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders meeting or until removal by the Board, whether with or without cause.

      Scott Rudolph is the Chairman of the Board of Directors, President, Chief Executive and is a shareholder of the Company. He is a trustee of Dowling College, Long Island, New York. He joined the Company in 1986.

      Harvey Kamil is Executive Vice President. He joined the Company in July 1982.

      Barry Drucker is Senior Vice President of Sales. He joined the Company in 1976.

      Patricia E. Ciccarone is Vice President of Vitamin World. She joined the Company in 1988.

      James P. Flaherty is Vice President of Advertising. He joined the Company in 1979.

      Abraham H. Kleinman is Vice President of Manufacturing. He joined the Company in December, 1973.

      Jean Palladino is Vice President of The Hudson Corporation. She joined the Company in 1986.

      Abraham Rubenstein is Vice President of Mail Order. He joined the Company in January, 1985.

      William J. Shanahan is Vice President of Data Processing. He joined the Company in 1980.

      Robert Silverman is Vice President of Good'N Natural. He joined the Company in 1985.

      James E. Taylor is Vice President of Production. He joined the Company in December 1981.

      Arthur Rudolph founded Arco Pharmaceuticals, Inc., the Company's predecessor, in 1960 and had served as the Company's Chief Executive Officer and Chairman of the Board of Directors since that date until his resignation in September 1993. However, he remains a member of the Board of Directors. Mr. Rudolph was responsible for the formation of the Company in 1971. He is the father of Scott Rudolph.

      Aram Garabedian is, and has been since 1988, a real estate developer in Rhode Island. He had been associated with Nature's Bounty, Inc. and Arco Pharmaceuticals, Inc. for 20 years in a sales capacity and as an officer and has served as a director since 1971.

      Bernard G. Owen has been President of Cafiero, Cuchel and Owen Insurance Agency for the past 25 years.

      Alfred Sacks has been President of Al Sacks, Inc., an insurance agency for the past 30 years.

      Murray Daly, formerly a Vice President of J. P. Egan Office
      Equipment Co., is currently a consultant to the office equipment industry.

      Glenn Cohen is the President of Glenn-Scott Landscaping, Inc.

      Bud Solk is President of Bud Solk Associates, Inc., a full service advertising and marketing agency located in Chicago, Illinois, founded by him in 1958.

      Nathan Rosenblatt is the President and Chief Executive Officer of Ashland Maintenance Corp., a commercial maintenance organization located in Long Island, New York.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       (a) Security Ownership of Certain Beneficial Owners

Securities ownership of persons owning of record, or beneficially, 5% or more of the outstanding Common Stock, as of September 30, 1995. The Company is not aware of any other beneficial holders of 5% or more of the Common Stock. All information with respect to beneficial ownership, set forth in the foregoing stock ownership table, is based on information furnished by the shareholder, director or officer, or contained in filings made with the Securities and Exchange Commission.

                                                Amount & Nature    Percent
                      Name and Address of       of Beneficial      of
Title of Class        Beneficial Owner          Ownership (1)      Class (1)
--------------        -------------------       ---------------    ---------

Common Stock          Scott Rudolph             3,087,686          16.0
(Par Value            90 Orville Drive          Record and
$.008)                Bohemia, NY 11716         Beneficial

Common Stock          Mathers and Co., Inc      1,870,000           9.6
(Par Value            100 Corporate North       Record and
$.008)                Bannockburn, IL 60015     Beneficial

Common Stock          Nature's Bounty, Inc.     1,021,806           5.8
(Par Value            Profit Sharing Plan       Record and
$.008)                                          Beneficial

<F1> Includes shares issuable upon exercise of options held by executive officers and directors.

(b)      Security Ownership of Management (directors and Officers)

                                                Amount &
                                                Nature of         Percent
                      Name and Address of       Beneficial        of
Title of Class        Beneficial Owner          Ownership (1)     Class (1)
--------------        -------------------       -------------     ---------

Common Stock          Scott Rudolph             3,087,686         16.0
(Par Value            90 Orville Drive          Record and
$.008)                Bohemia, NY 11716         Beneficial

Common Stock          Harvey Kamil                768,439          4.2
(Par Value            90 Orville Drive          Record and
$.008)                Bohemia, NY 11716         Beneficial

Common Stock          Barry Drucker                43,600          Nil
(Par Value            90 Orville Drive          Record and
$.008)                Bohemia, NY 11716         Beneficial

Common Stock          Arthur Rudolph                    0          ___
(Par value            90 Orville Drive          Record and
$.008)                Bohemia, NY 11716         Beneficial

Common Stock          Aram Garabedian              24,000          Nil
(Par Value            90 Orville Drive          Record and
$.008)                Bohemia, NY 11716         Beneficial

Common Stock          Bernard G. Owen              41,000          Nil
(Par Value            90 Orville Drive          Record and
$.008)                Bohemia, NY 11716         Beneficial

Common Stock          Alfred Sacks                 24,000          Nil
(Par Value            90 Orville Drive          Record and
$.008)                Bohemia, NY 11716         Beneficial

Common Stock          Murray Daly                  27,000          Nil
(Par Value            90 Orville Drive          Record and
$.008)                Bohemia, NY 11716         Beneficial

Common Stock          Glenn Cohen                  12,000          Nil
(Par Value            90 Orville Drive          Record and
$.008)                Bohemia, NY 11716         Beneficial

Common Stock          Bud Solk                          0          ___
(Par Value            90 Orville Drive          Record and
$.008)                Bohemia, NY 11716         Beneficial

Common Stock          Nathan Rosenblatt                 0          ___
(Par Value            90 Orville Drive          Record and
$.008)                Bohemia, NY 11716         Beneficial

Common Stock          All Directors,            4,027,725         20.2
(Par Value            Officers and as a         Record and
$.008)                group (11 persons)        Beneficial

<F1> Includes shares issuable upon exercise of options held by executive officers and directors.

Nature's Bounty, Inc. Profit Sharing Plan (formerly Employee Stock Ownership Plan and Trust)

The basic terms of the Plan are as follows:

Eligibility

      All employees of the Company, including officers, over the age of 21 and who have been employed by the Company for one year or more are eligible participants in the Plan.

Contributions

      Contributions are made on a voluntary basis by the Company. There is no minimum contribution required in any one year.

      There will be no contributions required by an employee. All contributions will be made by the Company at the rate of up to 15% of the Company's annual payroll, at the discretion of the Company. Each eligible employee receives an account or share in the Trust and the cash and/or shares of stock contributed to the Plan each year are credited to his or her account.

Vesting

      Once an employee is eligible, a portion of the stock in his or her account becomes "vested" each year. For all participating employees after January 1, 1989, the vesting is as follows:

                   Number of Years        Percentage of Shares
                   of Service             earned each year
                   ---------------        --------------------

                   0 - 2                   0%
                       3                  20%
                       4                  20%
                       5                  20%
                       6                  20%
                       7                  20%

Distribution

      If an employee retires, is disabled, dies or his or her employment is otherwise terminated, that employee or that employee's estate will receive the vested portion held in trust for that employee.

      At the end of the vesting period, the employees become full beneficial owners of the stock. There is no tax consequence attached to his or her Plan for an employee until that employee sells the shares, at which time any profit realized by the employee is taxed as a capital gain.

      Distribution is to be made only in the shares of Nature's Bounty, Inc. which shares were purchased for the Trust from the cash contributions of the Company.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

      (a) The following documents are filed as a part of this report

                                                                 Page
                                                                 Number
                                                                 ------

1. Financial Statements

      Report of Independent Accountants                          F-1

      Consolidated Balance Sheets as of
      September 30, 1995 and 1994                                F-2

      Consolidated Statements of Income for the years
      ended September 30, 1995, 1994 and 1993                    F-3

      Consolidated Statements of Stockholders' Equity
      for the years ended September 30, 1995, 1994 and 1993      F-4

      Consolidated Statements of Cash Flows for the years
      ended September 30, 1995, 1994 and 1993                    F-5 to F-6

      Notes to Consolidated Financial Statements                 F-7 to F-18

2. Financial Statement Schedule

      Schedule II                                                S-1

      Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

3. Exhibits

11. Statement Re Computation of Per Share Earnings

      (b)  Reports on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: December 13, 1995            By: Scott Rudolph
                                    Scott Rudolph
                                    President, Chief Executive Officer

Dated: December 13, 1995            By: Harvey Kamil
                                    Harvey Kamil
                                    Executive Vice President and
                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 13, 1995            By: Scott Rudolph
                                    Scott Rudolph
                                    Chairman, President and
                                    Chief Executive Officer

Dated: December 13, 1995            By: Arthur Rudolph
                                    Arthur Rudolph, Director

Dated: December 13, 1995            By: Aram Garabedian
                                    Aram Garabedian, Director

Dated: December 13, 1995            By: Bernard G. Owen
                                    Bernard G. Owen, Director

Dated: December 13, 1995            By: Alfred Sacks
                                    Alfred Sacks, Director

Dated: December 13, 1995            By: Murray Daly
                                    Murray Daly, Director

Dated: December 13, 1995            By: Glenn Cohen
                                    Glenn Cohen, Director

Dated: December 13, 1995            By: Bud Solk
                                    Bud Solk, Director

Dated: December 13, 1995            By: Nathan Rosenblatt
                                    Nathan Rosenblatt, Director
















                         NBTY, INC. AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


| Coopers                                   | Coopers & Lybrand L.L.P.
|                                           |
| &Lybrand                                  | a professional services firm




REPORT of INDEPENDENT ACCOUNTANTS


To the Board of Directors of NBTY, Inc.:


We have audited the consolidated financial statements and the financial statement schedule of NBTY, Inc. and Subsidiaries (formerly Nature's Bounty, Inc. and Subsidiaries) listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NBTY, Inc. and Subsidiaries as of September 30, 1995 and 1994, and the consolidated results of its operations and cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.



                                       /s/  COOPERS & LYBRAND L.L.P.


Melville, New York
November 7, 1995.




Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a limited liability association incorporated in Switzerland.



NBTY, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 1995 and 1994


ASSETS:                       1995          1994          LIABILITIES AND STOCKHOLDERS' EQUITY:     1995          1994

Current assets:                                           Current liabilities:

Cash and cash equivalents     $ 10,378,476  $  5,900,594  Current portion of long-term debt and
                                                           capital lease obligations                $    358,675  $  5,698,312

Accounts receivable, less                                  Accounts payable                           16,411,562    13,251,382
allowance for doubtful                                     Accrued expenses                           10,287,989     8,209,471
accounts of $576,579 in 1995                                 Total current liabilities                27,058,226    27,159,165
and $594,522 in 1994            12,354,545    10,217,013

Inventories                     36,972,592    41,426,175  Long-term debt and capital lease
                                                           obligations, less current portion          10,924,454     7,566,144
                                                                                                    ------------  ------------

Income tax receivable                          1,300,198  Deferred income taxes                        2,736,148     1,875,933
                                                          Other liabilities                              768,985       493,986
                                                                                                    ------------  ------------

Deferred income taxes            1,846,875     1,870,925     Total liabilities                        41,487,813    37,095,228
                                                                                                    ------------  ------------


Prepaid catalog costs and                                 Commitments and contingencies (Notes 9 and 12)
other current assets             6,170,243     5,905,990
                              ------------  ------------

                                                          Stockholders' equity:
   Total current assets         67,722,731    66,620,895   Common stock, $.008 par; authorized
                                                            25,000,000 shares; issued 19,207,676
                                                            shares in 1995 and 18,777,676 shares
                                                            in 1994 and outstanding 17,766,119
                                                            shares in 1995 and 17,564,272 shares
                                                            in 1994                                      153,662       150,222

Property, plant and equipment,
 net                            48,324,576    39,799,443   Capital in excess of par                   54,151,206    53,208,646
                                                           Retained earnings                          30,656,586    25,520,728
                                                                                                    ------------  ------------
Intangible assets, net           5,813,031     5,524,865                                              84,961,454    78,879,596

                                                           Less 1,441,557 and 1,213,404 treasury shares
Deferred income taxes              574,611       374,772    at cost, in 1995 and 1994, respectively    2,346,009       862,722
                                                                                                    ------------  ------------

Other assets                     1,668,309     2,792,127      Total stockholders' equity              82,615,445    78,016,874
                              ------------  ------------                                            ------------  ------------
                                                              Total liabilities and stockholders'
   Total assets               $124,103,258  $115,112,102       equity                               $124,103,258  $115,112,102
                              ============  ============                                            ============  ============


See notes to consolidated financial statements.



NBTY, Inc. and Subsidiaries
Consolidated Statements of Income
Years ended September 30, 1995, 1994 and 1993


                                                 1995           1994           1993

Net sales                                        $178,759,871   $156,057,056   $138,430,413
                                                 ------------   ------------   ------------

Costs and expenses:
  Cost of sales                                    93,875,162     79,891,302     67,951,046
  Catalog printing, postage and promotion          19,261,733     14,786,217     11,507,026
  Selling, general and administrative              56,728,368     49,207,943     42,775,644
                                                 ------------   ------------   ------------
                                                  169,865,263    143,885,462    122,233,716
                                                 ------------   ------------   ------------

Income from operations                              8,894,608     12,171,594     16,196,697
                                                 ------------   ------------   ------------

Other income (expenses):
  Interest                                         (1,084,331)      (913,583)    (1,227,141)
  Miscellaneous, net                                  571,098      1,284,953        742,624
                                                 ------------   ------------   ------------
                                                     (513,233)       371,370       (484,517)
                                                 ------------   ------------   ------------

Income before income taxes                          8,381,375     12,542,964     15,712,180

Income taxes                                        3,245,517      4,766,526      5,939,680
                                                 ------------   ------------   ------------

      Net income                                 $  5,135,858   $  7,776,438   $  9,772,500
                                                 ============   ============   ============

Net income per share                                    $0.26          $0.38          $0.53
                                                 ============   ============   ============

Weighted average common shares outstanding         19,974,270     20,257,325     18,435,143
                                                 ============   ============   ============


See notes to consolidated financial statements.



NBTY, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years ended September 30, 1995, 1994 and 1993


                                         Common stock                                          Treasury stock
                                     --------------------                                 ------------------------
                                     Number of              Capital in      Retained      Number
                                     shares      Amount     excess of par   earnings      of shares   Amount        Total
                                     ----------  ------     -------------   --------      ---------   ------        -----

Balance, September 30, 1992           5,999,838  $ 47,999   $ 9,332,496     $ 7,971,790     606,702   $  (862,722)  $16,489,563

Net income for year ended
 September 30, 1993                                                           9,772,500                               9,772,500

Exercise of stock options               782,500     6,260     1,493,740                                               1,500,000

Public offering of stock              1,725,000    13,800    29,020,761                                              29,034,561

Two-for-one stock split effected in
 the form of a 100% stock dividend    8,507,338    68,059       (68,059)                    606,702

Exercise of stock options             1,703,000    13,624     1,196,251                                               1,209,875

Tax benefit from exercise of stock
 options                                                     11,995,737                                              11,995,737
                                     ----------  --------   -----------     -----------   ---------   -----------   -----------

Balance, September 30, 1993          18,717,676   149,742    52,970,926      17,744,290   1,213,404      (862,722)   70,002,236

Net income for year ended
 September 30, 1994                                                           7,776,438                               7,776,438

Expenses associated with prior year
 public offering of stock                                      (225,000)                                               (225,000)

Exercise of stock options                60,000       480        29,520                                                  30,000

Tax benefit from exercise of
 stock options                                                  433,200                                                 433,200
                                     ----------  --------   -----------     -----------   ---------   -----------   -----------

Balance, September 30, 1994          18,777,676   150,222    53,208,646      25,520,728   1,213,404      (862,722)   78,016,874

Net income for year ended
 September 30, 1995                                                           5,135,858                               5,135,858

Exercise of stock options               430,000     3,440       211,560                                                 215,000

Tax benefit from exercise of
 stock options                                                  731,000                                                 731,000

Purchase of treasury stock,
 at cost                                                                                    228,153    (1,483,287)   (1,483,287)
                                     ----------  --------   -----------     -----------   ---------   -----------   -----------

Balance, September 30, 1995          19,207,676  $153,662   $54,151,206     $30,656,586   1,441,557   $(2,346,009)  $82,615,445
                                     ==========  ========   ===========     ===========   =========   ===========   ===========


See notes to consolidated financial statements.



NBTY, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended September 30, 1995, 1994 and 1993


                                                           1995           1994           1993

Cash flows from operating activities:
  Net income                                               $ 5,135,858    $ 7,776,438    $ 9,772,500
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Loss on disposal/sale of property, plant and equipment     374,126            519         26,309
    Depreciation and amortization                            4,840,570      4,243,985      3,969,985
    (Recovery) provision for allowance for doubtful
     accounts                                                  (17,943)        89,968        (34,009)
    Increase (decrease) in deferred taxes                      684,426      3,046,493        (70,655)
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                   (2,119,589)      (454,841)    (3,490,817)
      Inventories                                            4,453,583    (10,770,809)    (6,176,753)
      Income tax receivable                                  1,300,198      3,089,929     (2,219,261)
      Prepaid catalog costs and other current assets          (264,253)    (2,297,276)    (1,248,581)
      Other assets                                           1,123,818     (2,465,151)      (118,046)
      Accounts payable                                       3,160,180     (2,828,998)     3,164,931
      Accrued expenses                                       2,809,518      3,226,894      4,958,296
      Other liabilities                                        274,999       (353,225)       129,936
                                                           -----------    -----------    -----------
        Net cash provided by operating activities           21,755,491      2,303,926      8,663,835
                                                           -----------    -----------    -----------

Cash flows from investment activities:
  Purchase of property, plant and equipment                (11,547,570)   (11,592,662)   (13,853,522)
  Increase in intangible assets                             (1,063,953)      (253,772)      (341,278)
  Proceeds from sale of property, plant and equipment                          11,000          2,600
  Purchase of Prime Natural Health                                                        (5,034,786)
                                                           -----------    -----------    -----------
        Net cash used in investing activities              (12,611,523)   (11,835,434)   (19,226,986)
                                                           -----------    -----------    -----------

Cash flows from financing activities:
  Net (payments) borrowings under line of credit
   agreement                                                (5,000,000)     5,000,000    (10,000,000)
  Borrowings under long-term debt agreements                 2,400,000
  Principal payments under long-term debt agreements          (797,799)      (221,307)    (2,755,686)
  Purchase of treasury stock                                (1,292,287)
  Proceeds from stock options exercised                         24,000         30,000      2,709,875
  Proceeds from public offering, less expenses                               (225,000)    29,034,561
                                                           -----------    -----------    -----------
        Net cash (used in) provided by financing
         activities                                         (4,666,086)     4,583,693     18,988,750
                                                           -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents         4,477,882     (4,947,815)     8,425,599

Cash and cash equivalents at beginning of year               5,900,594     10,848,409      2,422,810
                                                           -----------    -----------    -----------

Cash and cash equivalents at end of year                   $10,378,476    $ 5,900,594    $10,848,409
                                                           ===========    ===========    ===========

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                 $ 1,085,647    $   913,145    $ 1,303,855
                                                           ===========    ===========    ===========

  Cash paid during the period for income taxes             $ 1,648,765    $ 2,349,198    $ 2,984,675
                                                           ===========    ===========    ===========


Non-cash investing and financing information:

During fiscal 1995, the Company entered into two capital leases for machinery and equipment aggregating $1,416,472.

During fiscal 1995, options were exercised with 430,000 shares of common stock issued to certain officers and directors for $24,000 and an interest bearing note in the amount of $191,000. The promissory note, including interest, was paid by the surrender of 23,153 NBTY common shares to the Company at the prevailing market price. As a result of the exercise of these options, the Company is entitled to a compensation deduction of approximately $1,827,500 and it is estimated that such compensation deduction will ultimately result in a tax benefit of approximately $731,000 which has been recorded as an increase in capital in excess of par. In addition, the Company has adjusted its current liability to recognize the effect of this tax benefit. (See Note 10.)

During fiscal 1994, options were exercised with 60,000 shares of common stock issued to certain directors for $30,000 in proceeds. As a result of the exercise of these options, the Company was entitled to a compensation deduction for tax purposes of approximately $1,140,000. Accordingly, the tax benefit of $433,200 was recorded as a reduction to its current tax liability and an increase to capital in excess of par. (See Note 10.)

During fiscal 1993, options were exercised with 3,268,000 shares of common stock issued to certain key officers and a former executive officer for $2,709,875 in proceeds. The exercise of these options resulted in a tax benefit of $11,995,737 which was recorded as an increase to capital in excess of par. In addition, the Company adjusted its current liability ($5,988,205), deferred tax asset ($3,836,666) and income tax receivable ($2,170,866) accounts to recognize the effect of such benefit. (See
Note 10.)

During fiscal 1993, the Company's Board of Directors declared a stock split in the form of a 100% stock dividend. As a result, the common stock and capital in excess of par accounts as of September 30, 1993 were adjusted in the amount of $68,059 representing the par value of the common shares issued.


See notes to consolidated financial statements.



NBTY, Inc. and Subsidiaries
Notes to Financial Statements


1.    Business Operations and Summary of Significant Accounting Policies:

      Business operations:

      NBTY, Inc., formerly Nature's Bounty, Inc. (the "Company"), manufactures and distributes vitamins, food supplements and health and beauty aids. The Company has no single customer that represents more than 10% of annual net sales or accounts receivable as of September 30, 1995. The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture and the United States Environmental Protection Agency.

      Principles of consolidation and basis of presentation:

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

      Revenue recognition:

      The Company recognizes revenue upon shipment or, with respect to its own retail store operations, upon the sale of products.

      Inventories:

      Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The cost elements of inventory include materials, labor and overhead.

      Prepaid catalog costs:

      Mail order production and mailing costs are capitalized as prepaid catalog costs and charged to income over the catalog period, which typically approximates three months.

      Property, plant and equipment:

      Property, plant and equipment are carried at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. Expenditures which significantly improve or extend the life of an asset are capitalized.

      Maintenance and repairs are charged to expense in the year incurred. Cost and related accumulated depreciation for property, plant and equipment are removed from the accounts upon sale or disposition and the resulting gain or loss is reflected in earnings.

      Intangible assets:

      Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. Goodwill and other intangibles are amortized on a straight-line basis over appropriate periods not exceeding 40 years.

      Income taxes:

      In 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note 8).

      Cash and cash equivalents:

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      Common shares and earnings per share:

      On August 3, 1993, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend effective August 13, 1993.

      All per common share amounts have been retroactively restated to account for the above stock split. In addition, stock options and the respective exercise prices have been amended to reflect these transactions (see Note 10).

      Earnings per share are based on the weighted average number of common shares outstanding during the period. Common stock equivalents are not included in income per share computations since their effect on the calculation is immaterial.

      Stock-based plans:

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock based plans. The Statement, which becomes effective in fiscal 1997, requires the Company to choose between accounting for issuances of stock and other equity instruments to employees based on their fair value or disclosing the pro forma effects such accounting would have had on the Company's net income and earnings per share. The Company has begun to gather the documentation necessary to address the impact of this Statement, although it has not yet decided which method it will utilize relating to its stock based employee plans.

2.    Acquisition:

      On June 1, 1993, the Company purchased certain assets from Prime Natural Health Laboratories, Inc., a distributor of vitamins and food supplements, for a cash purchase price of approximately $5,035,000. Assets acquired consisted of inventory ($2,000,000), customer mailing list ($1,303,500), accounts receivable ($891,500), covenant not to compete ($500,000), machinery and equipment ($325,000) and trademarks ($15,000).

3.    Inventories:


                                             September 30,
                                      ---------------------------
                                         1995            1994
                                      -----------     -----------

            Raw materials             $15,898,215     $18,626,131
            Work-in-process             1,848,629       1,241,742
            Finished goods             19,225,748      21,558,302
                                      -----------     -----------
                                      $36,972,592     $41,426,175
                                      ===========     ===========

4.   Property, Plant and Equipment:

                                                            September 30,
                                                     ---------------------------
                                                        1995            1994
                                                     -----------     -----------

            Land                                     $ 3,064,965     $ 1,964,965
            Buildings and leasehold improvements      31,830,638      26,432,551
            Machinery and equipment                   22,279,226      18,603,399
            Furniture and fixtures                     6,065,382       5,366,478
            Transportation equipment                     200,982         200,982
            Computer equipment                         7,296,395       5,657,108
                                                     -----------     -----------
                                                      70,737,588      58,225,483
               Less accumulated depreciation and
                amortization                          22,413,012      18,426,040
                                                     -----------     -----------
                                                     $48,324,576     $39,799,443
                                                     ===========     ===========

      Depreciation and amortization of property, plant and equipment for the years ended September 30, 1995, 1994 and 1993 was approximately $4,064,000, $3,190,000 and $2,421,000, respectively. The Company held machinery and equipment with a carrying value of $1,410,384 at September 30, 1995 under capital lease agreements.

5.    Intangible Assets:

      Intangible assets, at cost, acquired at various dates are as follows:

                                                    September 30,
                                            ----------------------------    Amortization
                                               1995             1994           period
                                            -----------      -----------    ------------

         Goodwill                           $   469,400      $   469,400       20-40
         Customer lists                      10,540,017        9,640,017        6-15
         Trademark and licenses               1,134,514          970,561        2-3
         Covenants not to compete             1,304,538        1,304,538        5-7
                                            -----------      -----------
                                             13,448,469       12,384,516
            Less accumulated amortization     7,635,438        6,859,651
                                            -----------      -----------
                                            $ 5,813,031      $ 5,524,865
                                            ===========      ===========

      Amortization included in the consolidated statements of income under the caption "selling, general and administrative expenses" in 1995, 1994 and 1993 was approximately $776,000, $1,054,000 and $1,549,000, respectively.

      Effective October 1, 1993, the Company changed its estimates of the lives of certain customer lists. Customer list amortization lives that previously averaged 6 years were increased to an average of 15 years. This change was made to better reflect the estimated periods during which an individual will remain a customer of the Company. The change had the effect of reducing amortization expense by approximately $500,000 and increasing the net income by $310,000 in 1994.

6.    Accrued Expenses:

                                                         September 30,
                                                  ---------------------------
                                                     1995            1994
                                                  -----------     -----------

            Payroll and related payroll taxes     $ 2,166,355     $ 1,647,347
            Customer deposits                       2,034,175       2,013,529
            Accrued purchases                       1,734,844       1,759,257
            Income taxes payable                       39,815          49,747
            Other                                   4,312,800       2,739,591
                                                  -----------     -----------
                                                  $10,287,989     $ 8,209,471
                                                  ===========     ===========

7.    Long-Term Debt and Capital Lease Obligations:

                                                                   September 30,
                                                            --------------------------
                                                               1995           1994
                                                            -----------    -----------


      Revolving credit agreement (a)                                       $ 5,000,000
      Mortgages:
        First mortgage, payable in monthly principal
         and interest (10-3/8%) installments (b)            $ 7,566,144      7,672,821
        First mortgage payable in monthly principal
         and interest (9.73%) installments of $25,396 (c)     2,338,432
        First mortgage, payable in monthly principal
         and interest (9-1/2%) installments of $8,351,
         with a final payment of approximately $565,000
         made in December 1994                                                 570,995
        Second mortgage, payable in monthly principal
         and interest (7-3/4%) installments of $6,997
         to 1994                                                                20,640
      Capital lease obligations:
        Capital lease obligation, payable in monthly
         principal and interest (8.17%) installments
         of $11,189 (d)                                         694,859
        Capital lease obligation payable in monthly
         principal and interest (8.17%) installments
         of $11,009 (d)                                         683,694
                                                            -----------    -----------
                                                             11,283,129     13,264,456
        Less current portion                                    358,675      5,698,312
                                                            -----------    -----------
                                                            $10,924,454    $ 7,566,144
                                                            ===========    ===========

      (a) The Company has a three-year $15,000,000 revolving credit facility (the "Agreement") with banks which expires on March 31, 1996. The Agreement requires monthly interest payments on a formula basis at varying rates ranging from below the prime lending rate to 1/2% over prime. A commitment fee of 3/8 of 1% per annum is charged on the unused balance of the remaining credit facility. The $5,000,000 outstanding under this credit facility at September 30, 1994 was repaid October 3, 1994.

            Under the most restrictive covenants of the Agreement, the Company is required to maintain tangible net worth of at least $71,300,000, a current ratio of at least 1.75 to 1.00 and has a limitation on the amount of capital expenditures. In November 1995, the Company received waivers relating to noncompliance of certain covenants which existed as of September 30, 1995.

      (b) In September 1990, the Company obtained an $8,000,000 first mortgage, collateralized by the underlying building, issued through the Town of Islip, New York Industrial Development Agency. The taxable bond, held by an insurance company, has monthly principal and interest payments of $74,821 for ten years through 2000, with a final payment of $6,891,258 in September 2000.

      (c) In November 1994, the Company purchased a building which it previously occupied under a long-term lease. The purchase price of approximately $3,090,000 was funded with $690,000 in cash and the balance through a 15-year mortgage note payable. This agreement contains restrictive covenants identical to the covenants noted in (a) above.

      (d) During 1995, the Company entered into two long-term leases expiring in fiscal 2002 for certain operating machinery and equipment. The leases provide the Company with bargain purchase options at the end of such terms. For financial reporting purposes, the lease has been classified as a capital lease.

      Required principal payments of debt and capital lease obligations are as follows:


                  Years ended
                 September 30,

                    1996                    $   358,675
                    1997                        393,307
                    1998                        431,325
                    1999                        473,064
                    2000                        518,893
                 Thereafter                   9,107,865
                                            -----------
                                            $11,283,129
                                            ===========

8.    Income taxes:

      During fiscal 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The cumulative effect of this change in accounting principle on prior years is insignificant to the Company's statement of income.

      Provision for income taxes consists of the following:

                                                   Year ended September 30,
                                            --------------------------------------
                                               1995          1994          1993
                                            ----------    ----------    ----------

            Federal
              Current                       $2,224,935    $  856,774    $5,145,611
              Deferred                         636,516     3,156,289        15,459

            State
              Current                          336,156       515,893       778,610
              Deferred                          47,910       237,570
                                            ----------    ----------    ----------
                 Total provision            $3,245,517    $4,766,526    $5,939,680
                                            ==========    ==========    ===========

      The following is a reconciliation of the income tax expense computed using the statutory federal income tax rate to the actual income tax expense and its effective income tax rate.

                                                                    Year ended September 30,
                                             -------------------------------------------------------------------------
                                                      1995                     1994                     1993
                                             -----------------------  -----------------------  -----------------------
                                                          Percent of               Percent of               Percent of
                                                            pretax                   pretax                   pretax
                                               Amount       income      Amount       income      Amount       income
                                             ----------   ----------  ----------   ----------  ----------   ----------

Income tax expense at statutory rate*        $2,849,668     34.0%     $4,390,037     35.0%     $5,460,582     34.7%
State income taxes, net of federal
 income tax benefit                             253,483      3.0%        489,751      3.9%        507,651      3.2%
Other, individually less than 5%                142,366      1.7%       (113,262)    (0.9%)       (28,553)    (0.1%)
                                             ----------    -----      ----------    -----      ----------    -----
Actual income tax provision                  $3,245,517     38.7%     $4,766,526     38.0%     $5,939,680     37.8%
                                             ==========    =====      ==========    =====      ==========    =====

<F1> *   For 1993, the Federal income tax rate represents a blended average of the rate in effect at the beginning of the Company's fiscal year (34%) and the rate at January 1, 1993 (35%).

      The components of deferred tax assets and liabilities are as follows:

                                                   1995            1994
                                                -----------     -----------

      Deferred tax assets:
        Current:
          Inventory capitalization              $   178,034     $   221,200
          Accrued expenses and reserves not
           currently deductible                   1,049,584         511,407
          Tax credits                               555,822       1,075,118
          Miscellaneous                              63,435          63,200
                                                -----------     -----------
              Current deferred tax assets         1,846,875       1,870,925
                                                -----------     -----------

        Noncurrent:
          Intangibles                               231,701         179,642
          Reserves not currently deductible         342,910         195,130
                                                -----------     -----------
              Total noncurrent                      574,611         374,772
                                                -----------     -----------

      Deferred tax liabilities:
        Property, plant and equipment            (2,736,148)     (1,875,933)
                                                -----------     -----------
        Net deferred tax (liability) asset      $  (314,662)    $   369,764
                                                ===========     ===========

      The Company has a net operating loss carryforward of approximately $6 million for state financial and income tax reporting purposes expiring in fiscal 2007.


9.    Commitments:

      Leases:

      The Company conducts retail operations located in enclosed malls under operating leases which expire at various dates through 2002. Some of the leases provide for additional rentals based upon sales plus certain tax and maintenance costs.

      Future minimal rental payments under the retail location and automotive leases that have initial or noncancelable lease terms in excess of one year at September 30, 1995 are as follows:

              Year ending
             September 30,

                 1996                 $ 1,907,187
                 1997                   1,295,628
                 1998                   1,006,349
                 1999                     663,537
                 2000                     399,747
              Thereafter                  392,709
                                      -----------
                                      $ 5,665,157
                                      ===========

      Operating lease rental expense, including real estate tax and maintenance costs and leases on a month to month basis, was approximately $1,248,000, $1,200,000 and $1,106,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

      Purchase Commitments:

      The Company was committed to make future purchases under various purchase order arrangements with fixed price provisions aggregating approximately $972,000 and $6,400,000 at September 30, 1995 and 1994, respectively.

      Employment contracts:

      The Company has employment agreements with two of its officers. The agreements, which expire in January 2004, provide for minimum salary levels, as adjusted for cost of living changes, as well as contain provisions regarding severance and changes in control of the Company. The commitment for salaries as of September 30, 1995 was approximately $727,000 per year.

10.   Stock Option Plans:

      In December 1982, the Board of Directors of the Company adopted the Non-Qualified Stock Option Plan under which 525,000 shares of common stock were reserved for issuance. The Non-Qualified Plan was ratified by shareholders in February 1983. The Company granted options under the Non-Qualified Plan for 525,000 shares of common stock at prices ranging from $1.67 to $1.84 per share representing a price in excess of the market value at the time of grant. Such options were exercised in December 1992.

      The Board of Directors approved the issuance of 1,608,000 non-qualified stock options on December 11, 1989, exercisable at $0.50 per share, which options terminated on December 10, 1994. The Board also approved the issuance of 2,220,000 non-qualified options on September 23, 1990, exercisable at $0.63 per share, which options terminate on September 23, 2000. In addition, on March 11, 1992, the Board of Directors approved the issuance of an aggregate of 1,800,000 non-qualified stock options to directors and officers, exercisable at $0.92 per share, and expiring on March 10, 2002. The exercise price of each of the aforementioned issuances was in excess of the market price at the date such options were granted.

      During fiscal 1995, options were exercised with 430,000 shares of common stock issued to certain officers and directors for $24,000 and an interest bearing note in the amount of $191,000. The promissory note, including interest, was paid by the surrender of 23,153 NBTY common shares to the Company at the prevailing market price. As a result of the exercise of these options, the Company is entitled to a compensation deduction of approximately $1,827,500 and it is estimated that such compensation deduction will ultimately result in a tax benefit of approximately $731,000 which has been recorded as an increase in capital in excess of par. In addition, the Company has adjusted its current liability to recognize the effect of this tax benefit.

      During fiscal 1994, options were exercised with 60,000 shares of common stock issued to certain directors for $30,000. As a result of the exercise of these options, the Company was entitled to a compensation deduction for tax purposes of approximately $1,140,000 which resulted in a tax benefit of approximately $433,200. Such benefit has been recorded as an increase to capital in excess of par. Furthermore, during fiscal 1993, options were exercised with 3,268,000 shares of common stock issued to certain key officers and a former executive officer for $2,709,875. The compensation deduction of approximately $33,000,000 resulted in a tax benefit to the Company of approximately $12,000,000.

      A summary of stock option activity is as follows:

                                                  Common      Exercise price
                                                  shares         per share
                                                ----------    --------------


Shares under option, September 30, 1993
 (fully exercisable)                            2,885,000       $.50 - $.92
      Exercised in 1994                            60,000       $.50
                                                ---------       -----------

Shares under option, September 30, 1994
 (fully exercisable)                            2,825,000       $.50 - $.92
      Exercised in 1995                           430,000       $.50
                                                ---------       -----------

Shares under option, September 30, 1995
 (fully exercisable)                            2,395,000       $.63 - $.92
                                                =========       ===========

11.   Employee benefit plans:

      The Company maintains a defined contribution savings plan, which qualifies under Section 401(k) of the Internal Revenue Code, and an employee stock ownership plan. The accompanying financial statements reflect contributions to these plans in the approximate amount of $498,000, $103,000 and $255,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

12.   Litigation:

      L-tryptophan:

      In 1989, prior to a request from the Food and Drug Administration ("FDA") for a national, industry-wide recall, the Company halted sales and distribution and also ordered a recall of L-tryptophan products. Subsequently, the FDA indicated that there is a strong epidemiological link between the ingestion of L-tryptophan and a blood disorder known as eosinophilia-myalagia syndrome. The Company had been named in approximately 265 lawsuits of which approximately 255 have been settled or discontinued through September 30, 1995 at no cost to the Company. There were in excess of 2,000 lawsuits filed nationwide against other companies in the industry, including distributors, wholesalers and retailers claiming compensatory and punitive damages for alleged personal injury and alleged wrongful death. There are 10 cases still pending against the Company.

      The Company and certain other companies in the industry, including distributors, wholesalers and retailers (the "Indemnified Group"), have entered into an agreement with the Company's supplier of bulk L-tryptophan (the "Supplier"), under which the Supplier, a U.S. subsidiary of a major Japanese corporation, has assumed the defense of all claims against the Indemnified Group arising out of the ingestion of L-tryptophan products and has agreed to pay the legal fees and expenses in that defense. The Supplier and its Japanese parent company have agreed to indemnify the Indemnified Group against any judgments and to fund settlements arising out of those actions and claims if it is determined that a cause of the injuries sustained by the plaintiffs was a constituent in the bulk material sold by the Supplier to the Indemnified Group, except to the extent that the Indemnified Group is found to have any part of the responsibility for those injuries.

      The Supplier has posted a revolving, irrevocable letter of credit of $20 million to be used for the benefit of the Indemnified Group in the event that the Supplier is unable or unwilling to satisfy any claims or judgments. While not all of these suits quantify the amount demanded, it can reasonably be assumed that the amount required to either settle these cases or to pay judgments rendered therein will be paid by the Supplier.

      While the outcome of any litigation is uncertain, it is the opinion of management and legal counsel of the Company that it is remote that the Company will incur a material loss as a result of the L-tryptophan litigation and claims. Accordingly, no provision for liability, if any, that may result therefrom has been made in the Company's financial statements.

      Shareholder litigation:

      In October 1994, two lawsuits were commenced in the U.S. District Court, Eastern District of New York, against the Company and two of its officers. The complaints allege that false and misleading statements and representations were made concerning the Company's sales and earnings estimates for the fourth fiscal quarter and the year ended September 30, 1994. The allegations were that the defendants failed to disclose that: (a) sales were materially declining; (b) manufacturing costs were increasing instead of decreasing; (c) profit margins were materially declining and (d) that because of the foregoing, the Company would incur a loss in its fourth fiscal quarter. The plaintiffs seek Class Action certification and an unspecified amount of monetary damages. The Company and its officers deny the allegations of the complaints and intend to vigorously contest the litigation. In 1994, prior to commencement of these lawsuits, the Company purchased a directors and officers Indemnity Policy. Special counsel has been retained to represent the Company and its officers. Since the outcome of any litigation is uncertain, the Company is unable to predict (i) whether it will ultimately prevail; (ii) whether it will be fully or partially indemnified, if at all; (iii) the amount of loss, if any, that may be attributable to the above, and (iv) the amount of expense which may be incurred in the defense of these actions.

      Other litigation:

      The Company is also involved in miscellaneous claims and litigation which, taken individually or in the aggregate, would not have a material adverse effect on the Company's financial position or its business.

13.   Quarterly results of operations (unaudited):

      The following is a summary of the unaudited quarterly results of operations for fiscal 1995 and 1994 (dollars in thousands, except per share data):

                                                       Quarter ended
                                    -----------------------------------------------------
                                    December 31,    March 31,   June 30,    September 30,
                                    ------------    ---------   --------    -------------

1995:
  Net sales                         $ 37,478        $ 50,945    $ 41,650    $ 48,687
  Gross profit                        18,380          25,220      20,564      20,720
  Income before income taxes           1,648           4,336       2,004         394 (a)
  Net income                             939           2,552       1,152         493
  Earnings per share                   $0.05           $0.13       $0.06       $0.02

1994:
  Net sales                         $ 32,740        $ 47,001    $ 35,863    $ 40,453
  Gross profit                        16,659          23,890      18,389      17,228
  Income before income taxes           2,755           6,629       3,136          23 (b)
  Net income                           1,653           4,165       1,945          13
  Earnings per share*                  $0.08           $0.21       $0.10       $0.00

<F1>  *   Aggregate quarterly earnings per share do not equal fiscal year earnings per share due to rounding.

      (a) 1995 year-end adjustments resulting in a charge to operations included approximately $1,475,000 for various accruals and for the write-off of certain equipment associated with the Company's cosmetic pencil operation, and $900,000 pertaining to the identification of obsolete inventory.

      (b) 1994 year-end adjustments resulting in a charge to operations included approximately $1,300,000 in start-up costs for the cosmetic pencil operation and $250,000 for an FTC settlement which was paid in fiscal 1995.

14.   Subsequent Event:

      On October 9, 1995, the Company sold certain assets of its direct-mail cosmetics business for approximately $2,495,000. The Company received $350,000 in cash and non-interest bearing notes aggregating approximately $2,145,000 for inventory, a customer list and other intangible assets. The notes will be paid over a three-year period based on a predetermined formula with guaranteed minimum payments. A final payment for the remaining outstanding balance will be made on September 30, 1998. Revenues applicable to this marginally unprofitable business were approximately $8,284,000, $13,276,000 and $14,946,000 for fiscal 1995, 1994 and 1993, respectively.



                                                                  Schedule II

NBTY, Inc. and Subsidiaries
Valuation and Qualifying Accounts
for the years ended September 30, 1995, 1994 and 1993



             Column A                    Column B                      Column C                   Column D          Column E
----------------------------------     ------------     ------------------------------------  ----------------    -------------

                                       Balance at
                                       beginning of     Charged to            Charged to                           Balance at
Description                            period           costs and expenses    other accounts   Deductions         end of period
-----------                            ------------     ------------------    --------------   ----------         -------------

1995:
  Allowance for doubtful accounts      $ 594,522        $ 233,691                              $ (251,634) (a)    $ 576,579
                                       =========        =========             ===========      ==========         =========

1994:
  Allowance for doubtful accounts      $ 604,554        $  89,968                                                 $ 594,522
                                       =========        =========             ===========      ==========         =========

1993:
  Allowance for doubtful accounts      $ 538,563        $  21,454                              $  (55,463) (a)    $ 504,554
                                       =========        =========             ===========      ==========         =========

<F1>  (a)   Uncollectible accounts written off.
