Form 10-Q
period 1995-12-31
NBTY INC
filed 1996-02-12
CIK 70793

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the period ended         December 31, 1995
                             -------------------

Commission File Number:      0-10666
                             -------------------


                                 NBTY, Inc.
         ----------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               Delaware                               11-2228617
    ------------------------------         -----------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


     90 Orville Drive, Bohemia, NY                       11716
    ------------------------------         -----------------------------
(Address of Principal Executive Offices)               (Zip Code)


Registrant's telephone number, including area code   (516) 567-9500
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   [X]        NO   [ ]

Shares of Common Stock as of December 31, 1995:   18,435,119
                                                  ----------




                         NBTY, INC. and SUBSIDIARIES

                                    INDEX

PART I   Financial Information

         Condensed Consolidated Balance Sheets -December 31, 1995
          and September 30, 1995                                        1 - 2

         Condensed Consolidated Statements of Income -Three Months
          Ended December 31, 1995 and 1994                                  3

         Condensed Consolidated Statements of Cash Flows - Three
          Months Ended December 31, 1995 and 1994                       4 - 5

         Notes to Condensed Consolidated Financial Statements           6 - 8

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9 - 10


PART II  Other Information                                                  11

         Signature                                                          12




                         NBTY, INC. and SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS


                                             December 31,    September 30,
                                                 1995            1995
                                             ------------    -------------
                                             (Unaudited)

Current assets:

  Cash and cash equivalents                  $    430,549    $ 10,378,476

  Accounts receivable, less allowance
   for doubtful accounts of $608,004
   at December 31, 1995 and $591,028
   at September 30, 1995                       12,704,998      12,354,545

  Inventories                                  40,781,972      36,972,592

  Deferred income taxes                         1,846,875       1,846,875

  Prepaid catalog costs and other current
   assets                                       8,147,140       6,170,243
                                             ----------------------------
      Total current assets                     63,911,534      67,722,731

Property, plant and equipment                  77,646,340      70,737,588
 less accumulated depreciation
 and amortization                              23,556,308      22,413,012
                                             ----------------------------
                                               54,090,032      48,324,576

Intangible assets, net                          4,455,507       5,813,031

Deferred income taxes                             574,611         574,611

Other assets                                    1,065,773       1,668,309
                                             ----------------------------

      Total assets                           $124,097,457    $124,103,258
                                             ============================



          See notes to condensed consolidated financial statements.




                         NBTY, INC. and SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                             December 31,    September 30,
                                                 1995            1995
                                             ------------    -------------
                                             (Unaudited)

Current liabilities:

  Current portion of long-term debt          $    550,333    $    358,675

  Accounts payable                             17,075,607      16,411,562

  Accrued expenses                              7,549,011      10,287,989
                                             ----------------------------
      Total current liabilities                25,174,951      27,058,226

Long-term debt, less current portion           12,303,813      10,924,454

Deferred income taxes                           2,736,148       2,736,148

Other liabilities                                 768,985         768,985
                                             ----------------------------
      Total liabilities                        40,983,897      41,487,813

Commitments and contingencies

Stockholders' equity:
  Common stock, $.008 par; authorized
   25,000,000 shares; issued 19,907,676
   shares at December 31, 1995 and
   19,207,676 at September 30, 1995 and
   outstanding 18,435,119 shares at
   December 31, 1995 and 17,766,119 at
   September 30, 1995                             159,262         153,662

  Capital in excess of par                     55,504,481      54,151,206

  Retained earnings                            30,405,444      30,656,586
                                             ----------------------------
                                               86,069,187      84,961,454
  Less 1,472,557 treasury shares at cost,
   at December 31, 1995 and 1,441,557
   treasury shares at September 30, 1995        2,518,127       2,346,009
  Stock subscriptions receivable                  437,500               0
                                             ----------------------------
      Total stockholders' equity               83,113,560      82,615,445
                                             ----------------------------
      Total liabilities and stockholders'
       equity                                $124,097,457    $124,103,258
                                             ============================



          See notes to condensed consolidated financial statements.




                         NBTY, INC. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)


                                                      For the three months
                                                       ended December 31,
                                                   ---------------------------
                                                       1995            1994
                                                   -----------     -----------

Net sales                                          $38,589,126     $37,477,741

Costs and expenses:
  Cost of sales                                     20,810,228      19,097,506
  Catalog printing, postage and promotion            4,564,180       4,075,142
  Selling, general and administrative expenses      13,515,907      12,615,673
                                                   ---------------------------
                                                    38,890,315      35,788,321
                                                   ---------------------------
Income (loss) from operations                         (301,189)      1,689,420
                                                   ---------------------------

Other income (charges):
  Interest expense                                    (304,898)       (239,163)
  Miscellaneous, net                                   194,460         197,396
                                                   ---------------------------
                                                      (110,438)        (41,767)
                                                   ---------------------------

Income (loss) before income taxes                     (411,627)      1,647,653

Income taxes (benefit)                                (160,485)        709,112
                                                   ---------------------------
Net income (loss)                                 ($   251,142)    $   938,541
                                                   ===========================

Earnings (loss) per common share and common
 share equivalents:                                     ($0.01)          $0.05
                                                   ===========================

Weighted average common shares and common
 share equivalents:                                 19,851,070      20,075,664
                                                   ===========================



          See notes to condensed consolidated financial statements.




                         NBTY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the three months
                                                                   ended December 31,
                                                              ----------------------------
                                                                   1995            1994
                                                              ----------------------------

Net income (loss)                                             ($   251,142)    $   938,541

Adjustments to reconcile net income (loss) to
 cash provided by (used in) operating activities:
  Depreciation and amortization                                  1,295,597       1,201,014
  Provision (recovery) for allowance for doubtful accounts          16,976          (3,494)
  Increase in deferred taxes                                             0          50,000
  Changes in assets and liabilities, net of acquistions:
  Increase in accounts receivable                                 (367,429)       (180,561)
 (Increase) decrease in inventories                             (3,809,380)        789,294
 (Increase) decrease in income tax receivable                            0         997,600
  Increase in prepaid catalog costs and other current assets    (1,976,897)       (154,979)
 (Increase) decrease in other assets                             1,516,403        (137,306)
  Increase in accounts payable                                     664,045       1,835,820
  Decrease in accrued expenses                                  (2,738,978)     (2,574,806)
                                                               ---------------------------
 Net cash provided by (used in) operating activities            (5,650,805)      2,761,123
                                                               ---------------------------
Cash flow from investing activities:
 (Increase) decrease in intangible assets                        1,212,732        (936,285)
  Purchase of property, plant and equipment                     (6,908,752)     (4,766,910)
                                                               ---------------------------
  Net cash used in investing activities                         (5,696,021)     (5,703,195)
                                                               ---------------------------
Cash flows from financing activities:
  Net payments under line of credit agreement                            0      (2,500,000)
  Borrowings  under long term debt agreement                     1,657,612       2,400,000
  Principal payments under long-term debt agreements               (86,594)       (625,196)
  Purchase of treasury stock                                      (172,118)
  Proceeds from stock options exercised                                  0          24,000
                                                               ---------------------------
 Net cash provided by (used in) financing activities             1,398,899        (701,196)
                                                               ---------------------------
Net decrease in cash and cash equivalents                       (9,947,927)     (3,643,268)

Cash and cash equivalents at beginning of year                  10,378,476       5,900,594
                                                               ---------------------------
Cash and cash equivalents at end of quarter                    $   430,549     $ 2,257,326
                                                               ===========================
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                     $   295,023     $   235,682
  Cash paid during the period for taxes                        $    53,444     $    44,350
                                                               ===========================



           See notes to condensed consolidated financial statements.




                         NBTY, INC. and SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the three months ended December 31, 1995 and 1994


Supplemental Schedule of Investing and Financing Activities:

  In November 1995, options were exercised with 700,000 shares of common stock issued to certain officers for an interest bearing note in the amount of $437,500. As a result of the exercise of these options, the Company is entitled to a compensation deduction for tax purposes of approximately $2,362,500 and it is estimated that such compensation deduction will ultimately result in a tax benefit of approximately $921,000 which has been recorded as an increase in capital in excess of par. In addition, the Company has adjusted its other current assets to recognize the effect of this tax benefit.

  In December 1994, options were exercised with 430,000 shares of common stock issued to certain officers and directors for $24,000 and an interest bearing note in the amount of $191,000. The promissory note, including interest, was paid by the surrender of 23,153 NBTY common shares to the Company at the prevailing market price. As a result of the exercise of these options, the Company is entitled to a compensation deduction for tax purposes of $1,827,500 and a tax benefit of $731,000 which has been recorded as an increase in capital in excess of par. In addition, the Company has adjusted its current liability to recognize the effect of this tax benefit.




          See notes to condensed consolidated financial statements.




                         NBTY, INC. and SUBSIDIARIES

            NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1995 and results of operations for the three months ended December 31, 1995 and 1994 and statements of cash flows for the three months ended December 31, 1995 and 1994. The consolidated condensed balance sheet as of September 30, 1995 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 1995.

2. The results of operations and cash flows for the three months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

3. On October 9, 1995, the Company sold certain assets of its direct-mail cosmetics business for approximately $2,495,000. The Company received $350,000 in cash and non-interest bearing notes aggregating approximately $2,145,000 for inventory, a customer list and other intangible assets. The notes will be paid over a three-year period based on a predetermined formula with guaranteed minimum payments. A final payment for the remaining outstanding balance will be made on September 30, 1998. Revenues applicable to this business were approximately $2,355,773 for the three months ended December 31, 1994.

4. Inventories have been estimated by using the gross profit method for the interim periods. The components of the inventories are as follows:

                                               December 31,    September 30,
                                                   1995            1995
                                               ------------    -------------
                                               (UNAUDITED)

     Raw materials and work-in-process         $19,268,120     $17,746,844
     Finished goods                             21,513,852      19,225,748
                                               ---------------------------
                                               $40,781,972     $36,972,592
                                               ===========================


5.   Intangible assets, at cost, acquired at various dates are as follows:


                                               December 31,    September 30,
                                                   1995            1995
                                               ------------    -------------
                                               (UNAUDITED)

     Goodwill                                  $   469,400     $   469,400
     Customer lists                              8,783,475      10,540,017
     Trademark and licenses                      1,177,842       1,134,514
     Covenants not to compete                    1,304,538       1,304,538
                                               ---------------------------
                                                11,735,255      13,448,469
     Less, accumulated amortization              7,279,748       7,635,438
                                               ---------------------------
                                               $ 4,455,507     $ 5,813,031
                                               ===========================

6.   Accrued expenses:

                                             December 31,    September 30,
                                                 1995            1995
                                             ------------    -------------
                                             (UNAUDITED)

     Payroll and related payroll taxes       $1,837,048      $ 2,166,355
     Customer deposits                          553,233        2,034,175
     Accrued purchases                          757,756        1,734,844
     Income taxes payable                        39,815           39,815
     Other                                    4,361,159        4,312,800
                                             ---------------------------
                                             $7,549,011      $10,287,989
                                             ===========================

7. Treasury stock. The Company purchased 31,000 shares for $172,118 in open market transactions using working capital.

8. Earnings (loss) per share are based on the weighted average number of common shares and common equivalent shares outstanding during the three month periods ended December 31, 1995 and 1994. The calculation of earnings (loss) per share include common stock equivalent shares from stock options of 1,680,602 and 2,389,870 for the three month periods ended December 31, 1995 and 1994, respectively.

9. In November 1995, options were exercised with 700,000 shares of common stock issued to certain officers for an interest bearing note in the amount of $437,500. As a result of the exercise of these options, the Company is entitled to a compensation deduction for tax purposes of approximately $2,362,500 and it is estimated that such compensation deduction will ultimately result in a tax benefit of approximately $921,000 which has been recorded as an increase in capital in excess of par. In addition, the Company has adjusted its other current assets to recognize the effect of this tax benefit.

     In December 1994, options were exercised with 430,000 shares of common stock issued to certain officers and directors for $24,000 and an interest bearing note in the amount of $191,000. The promissory note, including interest, was paid by the surrender of 23,153 NBTY common shares to the Company at the prevailing market price. As a result of the exercise of these options, the Company is entitled to a compensation deduction for tax purposes of $1,827,500 and a compensation deduction will ultimately result in a tax benefit of $731,000 which has been recorded as an increase in capital in excess of par. In addition, the Company has adjusted its current liability to recognize the effect of this tax benefit.

     The following is a summary of changes in outstanding options for the Company's Stock Option Plans for the period ended December 31, 1995:


                                                               Exercise Price
                                                               --------------
     Shares under option, September 30, 1995
      (fully exercisable)                         2,395,000      $.63-$.92
     Options exercised                             (700,000)     $.63
                                                  ---------
     Shares exercisable, December 31, 1995
      (fully exercisable)                         1,695,000      $.63-$.92
                                                  =========




                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                     CONDITION and RESULTS of OPERATIONS


Results of Operations:

  The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:


                                                   Three months ended
                                                      December 31,
                                                   -------------------
                                                   1995        1994
                                                   ------      ------

     Net sales                                     100.0%      100.0%
     Costs and expenses:
       Cost of sales                                53.9        51.0
       Catalog printing, postage and promotion      11.8        10.9
       Selling, general and administrative          35.1        33.6
                                                   -----------------

                                                   100.8        95.5
                                                   -----------------
Income (loss) from operations                       (0.8)        4.5
Other income (expenses), net                        (0.3)       (0.1)
                                                   -----------------
Income (loss) before income taxes                   (1.1)        4.4
Income taxes (benefit)                              (0.4)        1.9
                                                   -----------------
Net income (loss)                                   (0.7)%       2.5%
                                                   =================

Results of Operations
---------------------

For the three months ended December 31, 1995 compared to three months ended December 31, 1994:

Net sales. Net sales in the first quarter ended December 31, 1995 were $38,589,126 compared with $37,477,741 for the prior like period, an increase of $1,111,385 or 3.0%. Wholesale-retail sales increased $1.7 million or 6.9%; excluding sales of Beautiful Visions, mail order vitamin sales increased $1,643,211 or 15.2%. In 1994, sales of $2,355,773 was attributed to Beautiful Visions which was sold October 9, 1995 (see
  Note 3, sale of direct-mail cosmetics division).

Costs and expenses. Cost of sales as a percentage of sales was 53.9% for 1995 and 51.0% for 1994. The increase was attributed to sales of lower margin products and pricing pressures.

Catalog printing, postage,and promotion expenses increased to $4,564,180 in 1995 from $4,075,142 in 1994 an increase of $489,038. As a percentage of sales, expenses were 11.8% for the current quarter and 10.9% for the prior like quarter. Costs associated with television advertising and promotional programs increased $442,000 and $301,000, respectively compared to the prior like quarter.

Selling, general and administrative expenses were $13,515,907 for the quarter, 35.0% as a percentage of sales compared with $12,615,673 or 33.7% of sales - an increase of $900,234. Increases were primarily in salaries and professional fees.

Other income (charges). Included in miscellaneous is rental income.

Loss before income taxes benefit was $411,627 for 1995 and income before income taxes was $1,647,653 for 1994. After income taxes (benefit), the Company had a net loss of $251,142 (loss per share of $0.01) for the quarter ended December 31, 1995, and net income of $938,541 (or earnings of $0.05 per share) for the three months ended December 31, 1994.


Liquidity and Capital Resources
-------------------------------

The Company has adequate working capital to meet its obligations in the normal course of business. The Company has a three year $15 million Revolving Credit Agreement which expires March 31, 1996. At December 31, 1995, the entire amount remained available under the current Agreement. In February 1996, the Company received waivers relating to noncompliance of certain covenants which existed as of December 31, 1995. The Company has an $8.4 million equipment lease agreement expiring December 31, 1996.

On October 9, 1995, the Company sold certain assets of its direct-mail cosmetics business for approximately $2,495,000. The Company received $350,000 in cash and non-interest bearing notes aggregating approximately $2,145,000 for inventory, a customer list and other intangible assets. The notes will be paid over a three-year period based on a predetermined formula with guaranteed minimum payments. A final payment for the remaining outstanding balance will be made on September 30, 1998. Revenues applicable to this business were approximately $2,355,773 for the three months ended December 31, 1994.

In December 1995, the Company purchased approximately a 60 acre tract of land for $1,700,000 for cash.

Management believes that inflation did not have a significant impact on operations.




                         NBTY, INC. AND SUBSIDIARIES

                         PART II   OTHER INFORMATION


Item 1.   Legal Proceedings

          LITIGATION:

          There have been no material developments with respect to litigation that occurred during this reporting period. Reference is made to Item 3, Legal Proceedings in Form 10-K for the year ended September 30, 1995.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          There was no form 8-K filed during the first quarter of fiscal year ending September 30, 1996.




                         NBTY, INC. and SUBSIDIARIES


                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NBTY, INC.





Date:  February 8, 1996                 /s/ HARVEY KAMIL
                                        Harvey Kamil, Executive Vice
                                        President, Secretary
                                        (Principal Financial
                                        and Accounting Officer)