Form 10-K/A
period 1995-09-30
NBTY INC
filed 1996-03-25
CIK 70793

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 1995.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to_______________.

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

Item 13.  Certain Relationships and Related Transactions.

      The Company has had, and in the future may continue to have, business transactions with firms affiliated with certain of the Company's directors. Each such transaction is at arm's length and in the ordinary course of the Company's business.

      For the fiscal year ended September 30, 1995, no such transaction resulted in compensation in excess of $60,000.00 directly or indirectly to any director, with the exception of insurance premium commissions of approximately $104,370.00 paid to Cafiero, Cuchel & Owen, Inc. for various business insurance policies. Bernard G. Owen, a director, owns a minority interest in said insurance agency. Additionally, Mr. Owen's wife is the owner of a travel agency which received commissions of less than $20,000.00 from Company related travel during the fiscal year ended September 30, 1995.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 19, 1996               By:  /s/ SCOTT RUDOLPH
                                    Scott Rudolph
                                    President, Chief Executive Officer

Dated: March 19, 1996               By:  /s/ HARVEY KAMIL
                                    Harvey Kamil
                                    Executive Vice President and
                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 19, 1996               By:  /s/ SCOTT RUDOLPH
                                    Scott Rudolph
                                    Chairman, President and
                                    Chief Executive Officer

Dated: March 19, 1996               By:  /s/ ARTHUR RUDOLPH
                                    Arthur Rudolph, Director

Dated: March 19, 1996               By:  /s/ ARAM GARABEDIAN
                                    Aram Garabedian, Director

Dated: March 19, 1996               By:  /s/ BERNARD G. OWEN
                                    Bernard G. Owen, Director

Dated: March 19, 1996               By:  /s/ ALFRED SACKS
                                    Alfred Sacks, Director

Dated: March 19, 1996               By:  /s/ MURRAY DALY
                                    Murray Daly, Director

Dated: March 19, 1996               By:  /s/ GLENN COHEN
                                    Glenn Cohen, Director

Dated: March 19, 1996               By:  /s/ BUD SOLK
                                    Bud Solk, Director

Dated: March 19, 1996               By:  /s/ NATHAN ROSENBLATT
                                    Nathan Rosenblatt, Director