Form 10-Q
period 1996-03-31
NBTY INC
filed 1996-05-08
CIK 70793

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the period ended            March 31, 1996

Commission File Number:         0-10666


                                 NBTY, Inc.
    -----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                Delaware                              11-2228617
    --------------------------------         ------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

     90 Orville Drive, Bohemia, NY                       11716
    --------------------------------         ------------------------------
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

                            YES  [X]      NO  [ ]

Shares of Common Stock as of March 31, 1996:    18,595,119



                         NBTY, INC. and SUBSIDIARIES

                                    INDEX

PART I  Financial Information

        Condensed Consolidated Balance Sheets - March 31, 1996
         and September 30, 1995                                  1 - 2

        Condensed Consolidated Statements of Income - Three
         Months Ended March 31, 1996 and 1995                      3

        Condensed Consolidated Statements of Income - Six
         Months Ended March 31, 1996 and 1995                      4

        Condensed Consolidated Statements of Cash Flows - Six
         Months Ended March 31, 1996 and 1995                    5 - 6


        Notes to Condensed Consolidated Financial Statements     7 - 9

        Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    10 - 12

PART II Other Information                                          13

    Signature                                                      14



                         NBTY, INC. and SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS


                                                        March 31,      September 30,
                                                          1996              1995
                                                      ------------     -------------
                                                      (Unaudited)

Current assets:

  Cash and cash equivalents                           $  7,235,219     $ 10,378,476

  Accounts receivable, less allowance for doubtful
   accounts of $659,522 at March 31, 1996 and
   $576,579 at September 30, 1995                       12,618,627       12,354,545

  Inventories                                           38,204,450       36,972,592

  Deferred income taxes                                  1,846,875        1,846,875

  Prepaid catalog costs and other current assets         8,700,405        6,170,243
                                                      -----------------------------
      Total current assets                              68,605,576       67,722,731


Property, plant and equipment                           81,717,462       70,737,588
  less accumulated depreciation and amortization        24,723,290       22,413,012
                                                      -----------------------------
                                                        56,994,172       48,324,576

Intangible assets, net                                   4,298,430        5,813,031

Deferred income taxes                                      574,611          574,611

Other assets                                               985,398        1,668,309
                                                      -----------------------------
      Total assets                                    $131,458,187     $124,103,258
                                                      =============================

          See notes to condensed consolidated financial statements.



                         NBTY, INC. and SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      March 31,     September 30,
                                                        1996            1995
                                                    ------------    -------------
                                                    (Unaudited)

Current liabilities:

  Current portion of long-term debt                 $    632,088    $    358,675

  Accounts payable                                    16,305,876      16,411,562

  Accrued expenses                                    10,358,759      10,287,989
                                                    ----------------------------
      Total current liabilities                       27,296,723      27,058,226

Long-term debt, less current portion                  12,692,417      10,924,454

Deferred income taxes                                  2,736,148       2,736,148

Other liabilities                                        768,985         768,985
                                                    ----------------------------
      Total liabilities                               43,494,273      41,487,813

Commitments and contingencies

Stockholders' equity:
  Common stock, $.008 par; authorized 25,000,000
   shares; issued 20,067,676 shares in 1996 and
   19,207,676 in 1995 and outstanding 18,595,119
   shares in 1996 and 17,766,119 in 1995                 160,542         153,662


  Capital in excess of par                            55,923,640      54,151,206


  Retained earnings                                   34,981,759      30,656,586
                                                    ----------------------------
                                                      91,065,941      84,961,454

  Less 1,472,557 treasury shares at cost, at
   March 31, 1996 and 1,441,557 treasury shares
   at September 30, 1995                               2,518,127       2,346,009
  Stock subscriptions receivable                         583,900               0
                                                    ----------------------------
      Total stockholders' equity                      87,963,914      82,615,445
                                                    ----------------------------
      Total liabilities and stockholders' equity    $131,458,187    $124,103,258
                                                    ============================

          See notes to condensed consolidated financial statements.



                         NBTY, INC. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)


                                                   For the three months
                                                      ended March 31,
                                                    1996           1995
                                                -----------    -----------

Net sales                                       $55,604,762    $50,945,058

Costs and expenses:
  Cost of sales                                  27,844,549     25,725,426
  Catalog printing, postage and promotion         4,985,003      5,546,766
  Selling, general and administrative            15,101,162     15,375,723
                                                --------------------------
                                                 47,930,714     46,647,915
                                                --------------------------
Income from operations                            7,674,048      4,297,143
                                                --------------------------

Other income (charges):
  Interest expense                                 (333,619)      (278,967)
  Miscellaneous, net                                161,726        318,191
                                                --------------------------
                                                   (171,893)        39,224
                                                --------------------------

Income before income taxes                        7,502,155      4,336,367

Income taxes                                      2,925,841      1,784,547
                                                --------------------------
Net income                                      $ 4,576,314    $ 2,551,820
                                                ==========================

Earnings per common share and common share
 equivalents                                          $0.23          $0.13
                                                      =====          =====

Weighted average common shares and common
 share equivalents                               19,922,954     20,046,893
                                                ==========================

           See notes to condensed consolidated financial statements.



                         NBTY, INC. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)


                                                 For the six months
                                                   ended March 31,
                                                 1996           1995
                                              -----------    -----------

Net sales                                     $94,193,889    $88,422,799

Costs and expenses:
  Cost of sales                                48,654,777     44,822,933
  Catalog printing, postage and promotion       9,549,182      9,621,907
  Selling, general and administrative          28,617,069     27,991,396
                                              --------------------------
                                               86,821,028     82,436,236
                                              --------------------------
Income from operations                          7,372,861      5,986,563
                                              --------------------------

Other income (charges):
  Interest expense                               (638,517)      (518,130)
  Miscellaneous, net                              356,185        515,587
                                              --------------------------
                                                 (282,332)        (2,543)
                                              --------------------------

Income before income taxes                      7,090,529      5,984,020

Income taxes                                    2,765,356      2,493,659
                                              --------------------------
Net income                                    $ 4,325,173    $ 3,490,361
                                              ==========================

Earnings per common share and common share
 equivalents                                        $0.22          $0.17
                                                    =====          =====

Weighted average common shares and common
 share equivalents                             19,891,479     20,064,143
                                               ==========     ==========


          See notes to condensed consolidated financial statements.



                         NBTY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   For the six months
                                                                     ended March 31,
                                                                   1996           1995
                                                                -----------    -----------

Net income                                                      $ 4,325,173    $ 3,490,361

Adjustments to reconcile net income to cash provided by
 operating activities:
  Depreciation and amortization                                   2,641,609      2,368,664
  Provision (recovery) for allowance for doubtful accounts           82,943        (69,460)
  Increase in deferred taxes                                                       100,000
  Changes in assets and liabilities, net of acquistions:
    Increase in accounts receivable                                (347,025)      (704,813)
    (Increase) decrease in inventories                           (1,231,858)     5,014,332
    Decrease in income tax receivable                                              574,950
    Increase in prepaid catalog costs and other current assets   (2,530,162)    (1,246,096)
    Decrease in other assets                                      1,858,906        424,915
    Increase (decrease) in accounts payable                        (105,686)       858,717
    Increase in accrued expenses                                     70,770        281,498
                                                                --------------------------
  Net cash provided by operating activities                       4,764,670     11,093,068
                                                                --------------------------
Cash flow from investing activities:
  (Increase) decrease in intangible assets                        1,202,691       (970,561)
  Purchase of property, plant and equipment                     (10,979,874)    (6,754,006)
                                                                --------------------------
  Net cash used in investing activities                          (9,777,183)    (7,724,567)
                                                                --------------------------
Cash flows from financing activities:
  Net payments under line of credit agreement                                   (5,000,000)
  Borrowings  under long term debt agreement                      2,268,770      2,400,000
  Principal payments under long-term debt agreements               (227,395)      (669,609)
  Purchase of treasury stock                                       (172,118)      (848,287)
  Proceeds from stock options exercised                                             24,000
                                                                --------------------------
      Net cash provided by (used in) financing activities         1,869,257     (4,093,896)
                                                                --------------------------
Net decrease in cash and cash equivalents                        (3,233,257)      (725,395)

Cash and cash equivalents at beginning of year                   10,378,476      5,900,594
                                                                --------------------------
Cash and cash equivalents at end of quarter                     $ 7,235,219    $ 5,175,199
                                                                ==========================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                      $    633,642   $   528,790
  Cash paid during the period for taxes                         $     68,131   $   467,000
                                                                ==========================


           See notes to consolidated condensed financial statements.



                         NBTY, INC. and SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the six months ended March 31, 1996 and 1995


Supplemental Schedule of Financing Activities:

During the first six months of fiscal 1996, options were exercised with 860,000 shares of common stock issued to certain officers for interest bearing notes in the amount of $583,900. As a result of the exercise of these options, the Company is entitled to a compensation deduction for tax purposes of approximately $3,065,000 and it is estimated that such compensation deduction will ultimately result in a tax benefit of approximately $1,200,000 which has been recorded as an increase in capital in excess of par. In addition, the Company has adjusted its current liability to recognize the effect of this tax benefit.

In December 1994, options were exercised with 430,000 shares of common stock issued to certain officers and directors for $24,000 and an interest bearing note in the amount of $191,000. The promissory note, including interest, was paid by the surrender of 23,153 NBTY common shares to the Company at the prevailing market price. As a result of the exercise of these options, the Company was entitled to a compensation deduction for tax purposes of approximately $1,827,500 and that such compensation deduction resulted in a tax benefit of approximately $731,000 which was recorded as an increase in capital in excess of par. In addition, the Company adjusted its current liability to recognize the effect of this tax benefit.


See notes to condensed consolidated financial statements.



                         NBTY, INC. and SUBSIDIARIES

            NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of March 31, 1996 and results of operations for the three and six months ended March 31, 1996 and 1995 and statements of cash flows for the six months ended March 31, 1996 and 1995. The consolidated condensed balance sheet as of September 30, 1995 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 1995.

2. The results of operations and cash flows for the six months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3. On October 9, 1995, the Company sold certain assets of its direct-mail cosmetics business for approximately $2,495,000. The Company received $350,000 in cash and noninterest bearing notes aggregating approximately $2,145,000 for inventory, a customer list and other intangible assets. The notes will be paid over a three-year period based on a predetermined formula with guaranteed minimum payments. A final payment for the remaining outstanding balance will be made on September 30, 1998. Revenues applicable to this business were approximately $3,153,285 and $5,509,058 for the three and six months ended March 31, 1995.

4. Inventories have been estimated by using the gross profit method for the interim periods. The components of the inventories are as follows:

                                              March 31,    September 30,
                                               1996            1995
                                            -----------    -------------
                                            (UNAUDITED)

      Raw materials and work-in-process     $16,218,663    $17,746,844
      Finished goods                         21,985,787     19,225,748
                                            --------------------------
                                            $38,204,450    $36,972,592
                                            --------------------------

5.  Intangible assets, at cost, acquired at various dates are as follows:

                                          March 31,     September 30,
                                            1996            1995
                                         -----------    -------------
                                         (UNAUDITED)

      Goodwill                           $   469,400    $    469,400
      Customer lists                       8,783,475      10,540,017
      Trademark and licenses               1,187,883       1,134,514
      Covenants not to compete             1,304,538       1,304,538
                                         ---------------------------
                                          11,745,296      13,448,469
                                         ---------------------------
      Less, accumulated amortization       7,446,866       7,635,438
                                         ---------------------------
                                         $ 4,298,430    $  5,813,031
                                         ---------------------------

6.  Accrued expenses:

                                             March 31,     September 30,
                                               1996            1995
                                            -----------    -------------
                                            (UNAUDITED)

      Payroll and related payroll taxes     $ 2,282,729    $ 2,166,355
      Customer deposits                         801,755      2,034,175
      Accrued purchases                         243,772      1,734,844
      Income taxes payable                    2,531,082         39,815
      Other                                   4,499,421      4,312,800
                                            --------------------------
                                            $10,358,759    $10,287,989
                                            --------------------------

7. The Company purchased 31,000 shares for $172,118 for the six months ended March 31, 1996 and 100,000 shares for the six months ended March 31, 1995 in open market transactions using working capital. An additional 23,153 shares were surrendered to the Company in payment of stock subscriptions receivable in 1995. The average cost of shares was $6.89.

8. Earnings per share are based on the weighted average number of common shares and common equivalent shares outstanding during the three and six month periods ended March 31, 1996 and 1995. The calculation of earnings per share include common stock equivalent shares for stock options of 1,387,121 and 2,117,407 for the three month periods ended March 31, 1996 and 1995, respectively. The calculation of earnings per share include common stock equivalent shares for stock options of 1,539,328 and 2,257,366 for the six month periods ended March 31, 1996 and 1995, respectively.

9. During the first 6 months of fiscal 1996, options were exercised with 860,000 shares of common stock issued to certain officers for interest bearing notes in the amount of $583,900. As a result of the exercise of these options, the Company is entitled to a compensation deduction for tax purposes of approximately $3,065,000 and it is estimated that such compensation deduction will ultimately result in a tax benefit of approximately $1,200,000 which has been recorded as an increase in capital in excess of par. In addition, the Company has adjusted its current liability to recognize the effect of this tax benefit.

    In December 1994, options were exercised with 430,000 shares of common stock issued to certain officers and directors for $24,000 and an interest bearing note in the amount of $191,000. The promissory note, including interest, was paid by the surrender of 23,153 NBTY common shares to the Company at the prevailing market price. As a result of the exercise of these options, the Company was entitled to a compensation deduction for tax purposes of approximately $1,827,500 and that such compensation deduction resulted in a tax benefit of approximately $731,000 which was recorded as an increase in capital in excess of par. In addition, the Company adjusted its current liability to recognize the effect of this tax benefit.

    The following is a summary of changes in outstanding options for the Company's Stock Option Plans for the six month period ended
      March 31, 1996:

                                                              Exercise Price
                                                              --------------
      Shares under option, September 30, 1995
       (fully exercisable)                        2,395,000     $.63 - $.92
      Options exercised                            (860,000)    $.63 - $.92
                                                 ----------
      Shares exercisable, March 31, 1996
       (fully exercisable)                        1,535,000     $.63 - $.92
                                                 ----------

10. Subsequent events:

    On April 3, 1996, the Company renewed a revolving credit agreement with two banks that provides for unsecured borrowings up to $15,000,000 which expires March 31, 1999. There were no borrowings under this agreement.

    In April 1996, the Company obtained a $6,000,000 first mortgage with a fixed interest rate of 7.375%, collateralized by the underlying real estate. The mortgage has monthly principal and interest payments of $55,196 for fifteen years through 2011.



                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                     CONDITION and RESULTS of OPERATIONS


Results of Operations:

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:

                                                Three months       Six months
                                                    ended             ended
                                                  March 31,         March 31,
                                               ---------------   ---------------
                                                1996     1995     1996     1995
                                               ------   ------   ------   ------

   Net sales  . . . . . . . . . . . . . . . .  100.0%   100.0%   100.0%   100.0%
                                               --------------------------------
   Cost and expenses:
     Cost of sales  . . . . . . . . . . . . .   50.1     50.5     51.7     50.7
     Catalog printing, postage and promotion     9.0     10.9     10.1     10.9
     Selling, general and administrative  . .   27.2     30.2     30.4     31.7
                                               --------------------------------

                                                86.3     91.6     92.2     93.3
                                               --------------------------------
   Income from operations . . . . . . . . . .   13.7      8.4      7.8      6.7
   Other income (expenses), net . . . . . . .   (0.3)     0.1     (0.3)     0.0
                                               --------------------------------
   Income  before income taxes  . . . . . . .   13.4      8.5      7.5      6.7
   Income taxes   . . . . . . . . . . . . . .    5.2      3.5      2.9      2.8
                                               --------------------------------
   Net income . . . . . . . . . . . . . . . .    8.2%     5.0%     4.6%     3.9%
                                               --------------------------------

Results of Operations
- ---------------------

For the three months ended March 31, 1996 compared to three months ended
   March 31, 1995:

   Net sales. Net sales in the second quarter ended March 31, 1996 were $55,604,762 compared with $50,945,058 for the prior like period, an increase of $4,659,704 or 9.1%. Wholesale-retail sales increased $3.0 million or 12.5%; mail order vitamin sales were $29,015,149 compared to $24,151,851 for the prior like period, an increase of $4,863,298 or 20.1%. Sales during the second quarter of 1995 of $3,153,285 was attributed to Beautiful Visions which was sold October 9, 1995 (see Note 3, sale of direct-mail cosmetics division).

   Costs and expenses. Cost of sales as a percentage of sales was 50.1% for 1996 and 50.5% for 1995. The decrease was associated with product mix and manufacturing efficiencies.

For the three months ended March 31, 1996 compared to three months ended
   March 31, 1995 (continued):

   Catalog printing, postage, and promotion expenses were $4,985,003 in 1996, a decrease of $561,763 (10.1% decrease), from $5,546,766 in
      1995. As a percentage of sales, expenses were 9.0% for the current quarter and 10.9% for the prior like quarter. These costs decreased approximately $943,000 mainly caused by the discontinuance of the Beautiful Visions catalog.

   Selling, general and administrative expenses were $15,101,162 for the quarter, 27.2% as a percentage of sales, compared with $15,375,723, or 30.2% of sales.

   Other income includes rental income of $135,663.

   Income before income taxes was $7,502,155 for 1996 and $4,336,367 for 1995. After income taxes, the Company had a net profit of $4,576,314 (earnings per share of $0.23) for the quarter ended March 31, 1996, and net income of $2,551,820 (or earnings of $0.13 per share) for the three months ended March 31, 1995.


For the six months ended March 31, 1996 compared to six months ended
   March 31, 1995:

   Net sales. Net sales in the six months ended March 31, 1996 were $94,193,889 compared with $88,422,799 for the prior like period, an increase of $5,771,090 or 6.5%. Wholesaleretail sales increased $4.6 million or 8.8%; mail order vitamin sales were $41,503,903 compared to $34,997,394 for the prior like period, an increase of $6,506,509 or 18.6%. In 1995, sales of $5,509,058 was attributed to Beautiful Visions which was sold October 9, 1995 (see Note 3, sale of direct-mail cosmetics division).

   Costs and expenses. Cost of sales as a percentage of sales was 51.7% for 1996 and 50.7% for 1995. This net increase was attributed to costs associated with lower margins and pricing pressures offset by manufacturing efficiencies.

   Catalog printing, postage, and promotion expenses remained constant at $9.6 million for 1996 and 1995. As a percentage of sales, expenses were 10.1% for the current six month period and 10.9% for the prior year. Long term contract promotions and coop advertising in the wholesale division were approximately the same as last year.

For the six months ended March 31, 1996 compared to six months ended
   March 31, 1995:

   Selling, general and administrative expenses were $28,617,069 for the six months, 30.4% as a percentage of sales compared with $27,991,396 or 31.7% of sales - an increase of $625,673. Increases were primarily in professional fees for legal defenses.

   Other income includes rental income of $271,325.

   Income before income taxes was $7,090,529 for 1996 and $5,984,020 for 1995. After income taxes, the Company had a net profit of $4,325,173 (earnings per share of $0.22) for the six months ended March 31, 1996, and net income of $3,490,361 (or earnings of $0.17 per share) for the prior like six months.

Liquidity and Capital Resources
- -------------------------------

   The Company believes it has adequate working capital to meet its obligations in the normal course of business. The Company renewed a three year $15 million Revolving Credit Agreement which expires March 31, 1999. At March 31, 1996, there were no borrowings under this Revolver. In April 1996, the Company obtained a $6,000,000 first mortgage with a fixed interest rate of 7.375%, collateralized by the underlying building. The mortgage has monthly principal and interest payments of $55,196 for fifteen years through 2011.

   Net cash provided by operating activities was $4,764,670 and $11,093,068 in 1996 and 1995, respectively. Net cash used in investing activities was $9,777,183 and $7,724,567 in 1996 and 1995, respectively. Net cash provided by financing activities was $1,869,257 in 1996 and net cash used in financing activities was $4,093,896 in 1995.

   On October 9, 1995, the Company sold certain assets of its direct-mail cosmetics business for approximately $2,495,000. The Company received $350,000 in cash and noninterest bearing notes aggregating approximately $2,145,000 for inventory, a customer list and other intangible assets. The notes will be paid over a three-year period based on a predetermined formula with guaranteed minimum payments. A final payment for the remaining outstanding balance will be made on September 30, 1998. Revenues applicable to this business were approximately $3,153,285 and $5,509,058 for the three and six months ended March 31, 1995.

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

                Not applicable

Item 6.   Exhibits and Reports on Form 8-K

                There was no Form 8-K filed during the second quarter of
                   the fiscal year ending September 30, 1996.



                         NBTY, INC. and SUBSIDIARIES

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                     NBTY, INC.
                                     ----------


Date  May 3, 1996

                                     /s/ Harvey Kamil
                                     ----------------------------------------
                                     Harvey Kamil, Executive Vice President,
                                        Secretary (Principal Financial and
                                        Accounting Officer)