Form 10-Q/A
period 1995-03-31
NBTY INC
filed 1996-06-06
CIK 70793

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                             AMENDMENT NO. 1 TO

                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the period ended            March 31, 1996

Commission File Number:         0-10666
                                -------


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

                            YES  [X]      NO  [ ]
                                -----        -----

Shares of Common Stock as of March 31, 1996:    18,595,119
                                                ----------




                         NBTY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the six months
                                                            ended March 31,
                                                         1996             1995
                                                     -----------------------------

Net income                                           $  4,325,173     $  3,490,361

Adjustments to reconcile net income to
 cash provided by operating activities:
  Depreciation and amortization                         2,641,608        2,368,664
  Provision (recovery) for allowance for
   doubtful accounts                                       82,943          (69,460)
  Increase in deferred taxes                                               100,000
  Changes in assets and liabilities,
   net of acquistions:
    Increase in accounts receivable                      (347,025)        (704,813)
    (Increase) decrease in inventories                 (1,231,858)       5,014,332
    Decrease in income
     tax receivable                                                        574,950
    Increase in prepaid catalog
     costs and other current assets                    (2,530,162)      (1,246,096)
    Decrease in other assets                            1,858,906          424,915
    Increase (decrease) in accounts payable              (105,686)         858,717
    Increase in accrued expenses                           70,770          281,498
                                                     -----------------------------
Net cash provided by
 operating activities                                   4,764,669       11,093,068
                                                     -----------------------------

Cash flow from investing activities:
  (Increase) decrease in intangible assets              1,202,691         (970,561)
  Purchase of property, plant and equipment           (10,979,874)      (6,754,006)
                                                     -----------------------------
  Net cash used in investing activities                (9,777,183)      (7,724,567)
                                                     -----------------------------
Cash flows from financing activities:
  Net payments under line of credit agreement                           (5,000,000)
  Borrowings  under long term debt agreement            2,268,770        2,400,000
  Principal payments under long-term
   debt agreements                                       (227,395)        (669,609)
  Purchase of treasury stock                             (172,118)        (848,287)
  Proceeds from stock options exercised                                     24,000
                                                     -----------------------------
    Net cash provided by (used in)
     financing activities                               1,869,257       (4,093,896)
                                                     -----------------------------
Net decrease in cash and cash equivalents              (3,143,257)        (725,395)

Cash and cash equivalents at beginning of year         10,378,476        5,900,594
                                                     -----------------------------
Cash and cash equivalents at end of quarter          $  7,235,219     $  5,175,199
                                                     =============================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest           $    633,642     $    528,790
  Cash paid during the period for taxes              $     68,131     $    467,000
                                                     =============================



                         NBTY, INC. and SUBSIDIARIES

                                  SIGNATURE
                                  ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                     NBTY, INC.
                                     ----------


Date  June 6, 1996

                                     /s/ Harvey Kamil
                                     ----------------------------------------
                                     Harvey Kamil, Executive Vice President,
                                        Secretary (Principal Financial and
                                        Accounting Officer)