Form 10-Q
period 1996-06-30
NBTY INC
filed 1996-08-06
CIK 70793

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended          June 30, 1996
Commission File Number:          0-10666
                                 -------

                                 NBTY, Inc.
- -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Delaware                                   11-2228617
  --------------------------------              ------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)

       90 Orville Drive, Bohemia, NY                       11716
  ----------------------------------------              -----------
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
            YES  X                     NO
                ---                ---

Shares of Common Stock as of June 30, 1996:    18,592,119
                                               ----------

                         NBTY, INC. and SUBSIDIARIES

                                    INDEX
PART I      Financial Information

            Condensed Consolidated Balance Sheets -
             June 30, 1996 and September 30, 1995                     1 - 2

            Condensed Consolidated Statements of Income -
             Three Months Ended June 30, 1996 and 1995                  3

            Condensed Consolidated Statements of Income -
             Nine months Ended June 30, 1996 and 1995                   4

            Condensed Consolidated Statements of Cash Flows -
             Nine months Ended June 30, 1996 and 1995                 5 - 6

            Notes to Condensed Consolidated Financial Statements      7 - 9

            Management's Discussion and Analysis
             of Financial Condition and Results of Operations        10 - 12

PART II Other Information                                               13

      Signature                                                         14

                         NBTY, INC. and SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                   June 30,     September 30,
                                                     1996           1995
                                                 -----------    -------------
                                                 (Unaudited)

Current assets:

  Cash and cash equivalents                      $ 13,584,283   $ 10,378,476

  Accounts receivable, less allowance for
   doubtful accounts of $746,060 at
   June 30, 1996 and $576,579 at
   September 30, 1995                              12,732,324     12,354,545

  Inventories                                      35,804,517     36,972,592

  Deferred income taxes                             1,846,875      1,846,875

  Prepaid catalog costs and other
   current assets                                  10,669,718      6,170,243
                                                 ------------   ------------
    Total current assets                           74,637,717     67,722,731

Property, plant and equipment                      84,867,483     70,737,588
  less accumulated depreciation
   and amortization                                25,903,766     22,413,012
                                                 ------------   ------------
                                                   58,963,717     48,324,576

Intangible assets, net                              4,141,482      5,813,031


Deferred income taxes                                 574,611        574,611


Other assets                                          318,232      1,668,309
                                                 ------------   ------------

    Total assets                                 $138,635,759   $124,103,258
                                                 ============   ============


          See notes to condensed consolidated financial statements.

                         NBTY, INC. and SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY



                                                   June 30,     September 30,
                                                     1996           1995
                                                 -----------    -------------
                                                 (Unaudited)

Current liabilities:

  Current portion of long-term debt
   and capital lease obligations                 $    915,610   $    358,675

  Accounts payable                                 11,328,180     16,411,562

  Accrued expenses                                 12,586,083     10,287,989
                                                 ------------   ------------
    Total current liabilities                      24,829,873     27,058,226

Long-term debt and capital lease
 obligations, less current portion                 18,634,683     10,924,454

Deferred income taxes                               2,736,148      2,736,148

Other liabilities                                     792,985        768,985
                                                 ------------   ------------
    Total liabilities                              46,993,689     41,487,813

Commitments and contingencies

Stockholders' equity:
 Common stock, $.008 par; authorized
  25,000,000 shares; issued 20,079,676
  shares in 1996 and 19,207,676 in 1995 and
  outstanding 18,592,119 shares in 1996 and
  17,766,119 in 1995                                  160,638        153,662

  Capital in excess of par                         55,969,182     54,151,206

  Retained earnings                                38,744,406     30,656,586
                                                 ------------   ------------
                                                   94,874,226     84,961,454
  Less 1,487,557 treasury shares at cost,
   at June 30, 1996 and 1,441,557
   treasury shares at September 30, 1995            2,648,256      2,346,009
  Stock subscriptions receivable                      583,900
                                                 ------------   ------------
    Total stockholders' equity                     91,642,070     82,615,445
                                                 ------------   ------------
    Total liabilities and
     stockholders' equity                        $138,635,759   $124,103,258
                                                 ============   ============

          See notes to condensed consolidated financial statements.

                         NBTY, INC. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)


                                                    For the three months
                                                       ended June 30,
                                                     1996          1995
                                                 -----------    -----------

Net sales                                        $47,899,663    $41,649,806
                                                 -----------    -----------
Costs and expenses:
  Cost of sales                                   23,446,374     21,085,603
  Catalog printing, postage and promotion          3,690,819      5,049,906
  Selling, general and administrative             14,165,346     13,479,144
                                                 -----------    -----------
                                                  41,302,539     39,614,653
                                                 -----------    -----------
Income from operations                             6,597,124      2,035,153
                                                 -----------    -----------

Other income (charges):
  Interest expense                                  (378,980)      (271,305)
  Miscellaneous, net                                 284,545        239,721
                                                 -----------    -----------
                                                     (94,435)       (31,584)
                                                 -----------    -----------

Income before income taxes                         6,502,689      2,003,569

Income taxes                                       2,740,042        851,428
                                                 -----------    -----------
Net income                                       $ 3,762,647    $ 1,152,141
                                                 ===========    ===========

Earnings per common share and
 common share equivalents                              $0.19          $0.06
                                                       =====          =====

Weighted average common shares
 and common share equivalents                     19,991,675     19,899,088
                                                  ==========     ==========


          See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)



                                                   For the nine months
                                                      ended June 30,
                                                   1996            1995
                                               ------------    ------------

Net sales                                      $142,093,552    $130,072,605
                                               ------------    ------------
Costs and expenses:
  Cost of sales                                  72,101,151      65,908,535
  Catalog printing, postage and promotion        13,240,001      14,671,813
  Selling, general and administrative            42,782,415      41,470,539
                                               ------------    ------------
                                                128,123,567     122,050,887
                                               ------------    ------------
Income from operations                           13,969,985       8,021,718
                                               ------------    ------------

Other income (charges):
  Interest expense                               (1,017,497)       (789,435)
  Miscellaneous, net                                640,730         755,308
                                               ------------    ------------
                                                   (376,767)        (34,127)
                                               ------------    ------------

Income before income taxes                       13,593,218       7,987,591

Income taxes                                      5,505,398       3,345,087
                                               ------------    ------------
Net income                                     $  8,087,820    $  4,642,504
                                               ============    ============

Earnings per common share and
 common share equivalents                             $0.41           $0.23
                                                      =====           =====

Weighted average common shares
 and common share equivalents                    19,939,374      20,009,232
                                                 ==========      ==========

          See notes to condensed consolidated financial statements.

                         NBTY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                        For the nine months
                                                           ended June 30,
                                                        1996           1995
                                                     -----------    -----------
Net income                                           $ 8,087,820    $ 4,642,504

Adjustments to reconcile net income to
 cash provided by operating activities:
  Gain on sale of property, plant and equipment           (2,250)
  Depreciation and amortization                        4,003,164      3,650,650
  Provision (recovery) for allowance for
   doubtful accounts                                     169,481        (53,995)
  Increase in deferred taxes                                            150,000
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable         1,297,204       (142,686)
    Decrease in inventories                              229,671      1,659,183
    Increase in income tax receivable                                  (245,115)
    Increase in prepaid catalog
     costs and other current assets                   (4,499,475)    (1,152,448)
    Decrease in other assets                           2,547,275        753,267
    (Decrease) increase in accounts payable           (5,083,382)       945,691
    Increase in accrued expenses                       2,298,094      1,486,965
                                                     -----------    -----------
  Net cash provided by operating activities            9,047,602     11,694,016
                                                     -----------    -----------
Cash flow from investing activities:
  Increase in intangible assets                          (40,047)    (1,003,038)
  Purchase of property, plant and equipment          (14,129,895)   (10,287,594)
  Proceeds from sale of property,
   plant and equipment                                     2,250
  Proceeds from sale of direct-mail
   cosmetics business                                    350,000
                                                     -----------    -----------
  Net cash used in investing activities              (13,817,692)   (11,290,632)
                                                     -----------    -----------
Cash flows from financing activities:
  Net payments under line of credit agreement                        (5,000,000)
  Borrowings under long term debt agreement            6,000,000      2,400,000
  Principal payments under long-term
   debt agreements                                      (165,653)      (713,173)
  Proceeds from capital lease agreements               2,635,412        702,500
  Repayment of capital lease obligations                (202,595)
  Purchase of treasury stock                            (302,247)    (1,483,287)
  Proceeds from stock options exercised                   10,980         24,000
                                                     -----------    -----------
    Net cash provided by (used in)
     financing activities                              7,975,897     (4,069,960)
                                                     -----------    -----------
Net increase (decrease) in cash and cash
 equivalents                                           3,205,807     (3,666,576)

Cash and cash equivalents at beginning of year        10,378,476      5,900,594
                                                     -----------    -----------
Cash and cash equivalents at end of quarter          $13,584,283    $ 2,234,018
                                                     ===========    ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest           $ 1,012,622    $   800,095
  Cash paid during the period for taxes              $ 2,178,025    $ 1,287,065
                                                     ===========    ===========

          See notes to consolidated condensed financial statements.

                         NBTY, INC. and SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the nine months ended June 30, 1996 and 1995

      Supplemental non-cash investing and financing information:

      During the first nine months of fiscal 1996, options were exercised with 872,000 shares of common stock issued to certain officers and directors for $10,980 and interest bearing notes in the amount of $583,900. As a result of the exercise of these options, the Company is entitled to a compensation deduction for tax purposes of approximately $3,150,000 and it is estimated that such compensation deduction will ultimately result in a tax benefit of approximately $1,230,000 which has been recorded as an increase in capital in excess of par. In addition, the Company has adjusted its current liability to recognize the effect of this tax benefit.

      On October 9, 1995, the Company sold certain assets of its directmail cosmetics business for approximately $2,495,000. The Company received $350,000 in cash and non-interest bearing notes aggregating approximately $2,145,000 for inventory, a customer list and other intangible assets. The notes will be paid over a three-year period based on a predetermined formula with guaranteed minimum payments. A final payment for the remaining outstanding balance will be made on September 30, 1998.

      In December 1994, options were exercised with 430,000 shares of common stock issued to certain officers and directors for $24,000 and an interest bearing note in the amount of $191,000. The promissory note, including interest, was paid by the surrender of 23,153 NBTY common shares to the Company at the prevailing market price. As a result of the exercise of these options, the Company was entitled to a compensation deduction for tax purposes of $1,827,500 and that such compensation deduction resulted in a tax benefit of approximately $731,000 which was recorded as an increase in capital in excess of par. In addition, the Company adjusted its current liability to recognize the effect of this tax benefit.

          See notes to condensed consolidated financial statements.

                         NBTY, INC. and SUBSIDIARIES

            NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 1996 and results of operations for the three and nine months ended June 30, 1996 and 1995 and statements of cash flows for the nine months ended June 30, 1996 and 1995. The consolidated condensed balance sheet as of September 30, 1995 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 1995.

      2. The results of operations and cash flows for the nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

      3. On October 9, 1995, the Company sold certain assets of its direct-mail cosmetics business for approximately $2,495,000. The Company received $350,000 in cash and non-interest bearing notes aggregating approximately $2,145,000 for inventory, a customer list and other intangible assets. The notes will be paid over a three-year period based on a predetermined formula with guaranteed minimum payments. A final payment for the remaining outstanding balance will be made on September 30, 1998. Revenues applicable to this business were $1,615,074 and $7,124,131 for the three and nine months ended June 30, 1995.

      4. Inventories have been estimated by using the gross profit method for the interim periods. The components of the inventories are as follows:


                                        June 30,       September 30,
                                          1996             1995
                                       -----------     -------------
                                       (UNAUDITED)

Raw materials and work-in-process      $12,988,928      $17,746,844
Finished goods                          22,815,589       19,225,748
                                       -----------      -----------
                                       $35,804,517      $36,972,592
                                       ===========      ===========

      5. Intangible assets, at cost, acquired at various dates are as follows:


                                              June 30,      September 30,
                                                1996            1995
                                             -----------    -------------
                                             (UNAUDITED)

Goodwill                                     $   469,400     $   469,400
Customer lists                                 8,783,475      10,540,017
Trademark and licenses                         1,201,205       1,134,514
Covenants not to compete                       1,304,538       1,304,538
                                             -----------     -----------
                                              11,758,618      13,448,469
Less, accumulated amortization                 7,617,136       7,635,438
                                             -----------     -----------
                                             $ 4,141,482     $ 5,813,031
                                             ===========     ===========

      6. Accrued expenses:

                                              June 30,      September 30,
                                                1996            1995
                                             -----------    -------------
                                             (UNAUDITED)

Payroll and related payroll taxes            $ 1,736,647    $  2,166,355
Customer deposits                                798,532       2,034,175
Accrued purchases                                241,685       1,734,844
Income taxes payable                           5,236,370          39,815
Other                                          4,572,849       4,312,800
                                             -----------    ------------
                                             $12,586,083    $ 10,287,989
                                             ===========    ============

      7. The Company purchased 46,000 shares for $302,247 for the nine months ended June 30, 1996 and 205,000 shares for the nine months ended June 30, 1995 in open market transactions using working capital. An additional 23,153 shares were surrendered to the Company in payment of stock subscriptions receivable in 1995. The average cost of shares was $6.57 in 1996 and $6.50 in 1995.

      8. Earnings per share are based on the weighted average number of common shares and common equivalent shares outstanding during the three and nine month periods ended June 30, 1996 and 1995. The calculation of earnings per share include common stock equivalent shares for stock options of 1,393,347 and 2,094,506 for the three month periods ended June 30, 1996 and 1995, respectively. The calculation of earnings per share include common stock equivalent shares for stock options of 1,501,084 and 2,203,506 for the nine month periods ended June 30, 1996 and 1995, respectively.

      9. During the first nine months of fiscal 1996, options were exercised with 872,000 shares of common stock issued to certain officers and directors for $10,980 and interest bearing notes in the amount of $583,900. As a result of the exercise of these options, the Company is entitled to a compensation deduction for tax purposes of approximately $3,150,000 and it is estimated that such compensation deduction will ultimately result in a tax benefit of approximately $1,230,000 which has been recorded as an increase in capital in excess of par. In addition, the Company has adjusted its current liability to recognize the effect of this tax benefit.

      In December 1994, options were exercised with 430,000 shares of common stock issued to certain officers and directors for $24,000 and an interest bearing note in the amount of $191,000. The promissory note, including interest, was paid by the surrender of 23,153 NBTY common shares to the Company at the prevailing market price. As a result of the exercise of these options, the Company was entitled to a compensation deduction for tax purposes of $1,827,500 and that such compensation deduction resulted in a tax benefit of approximately $731,000 which was recorded as an increase in capital in excess of par. In addition, the Company adjusted its current liability to recognize the effect of this tax benefit.

      The following is a summary of changes in outstanding options for the Company's Stock Option Plans for the nine month period ended June 30, 1996:

                                                         Exercise Price
                                                         --------------

Shares under option, September 30,
 1995 (fully exercisable)                  2,395,000       $.63 - $.92
Options exercised                           (872,000)      $.63 - $.92
                                           ---------
Shares exercisable, June 30,
 1996 (fully exercisable)                  1,523,000       $.63 - $.92
                                           =========

      10. On April 3, 1996, the Company renewed a revolving credit agreement with two banks that provides for unsecured borrowings up to $15,000,000 which expires June 30, 1999. There were no borrowings under this agreement.

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

                         NBTY, INC. and SUBSIDIARIES
              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

Results of Operations:

      The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:

                                                 Three months       Nine months
                                                    ended              ended
                                                   June 30,           June 30,
                                                 --------------    -------------
                                                 1996     1995     1996     1995
                                                 ----     ----     ----     ----

Net sales...................................    100.0%   100.0%   100.0%   100.0%
Cost and expenses:
  Cost of sales.............................     48.9     50.6     50.7     50.7
  Catalog printing, postage and promotion         7.7     12.1      9.3     11.3
  Selling, general and administrative.......     29.6     32.4     30.1     31.9
                                                -----    -----    -----    -----
                                                 86.2     95.1     90.1     93.9
                                                -----    -----    -----    -----
Income from operations......................     13.8      4.9      9.9      6.1
Other income (expenses), net................     (0.2)    (0.1)    (0.3)     0.0
                                                -----    -----    -----    -----
Income  before income taxes.................     13.6      4.8      9.6      6.1
Income taxes................................      5.7      2.0      3.9      2.5
                                                -----    -----    -----    -----
Net income..................................      7.9%     2.8%     5.7%     3.6%
                                                =====    =====    =====    =====

Results of Operations
- ---------------------

      For the three months ended June 30, 1996 compared to the three months ended June 30, 1995:

      Net sales. Net sales in the third quarter ended June 30, 1996 were $47,899,663 compared with $41,649,806 for the prior like period, an increase of $6,249,857 or 15.0%. Wholesaleretail sales increased $3.4 million or 14.8%; mail order vitamin sales were $20,911,652 compared to $16,914,033 for the prior like period, an increase of $3,997,619 or 23.6%. Sales during the third quarter of 1995 of $1,615,074 was attributed to Beautiful Visions which was sold October 9, 1995 (see Note 3, sale of direct-mail cosmetics division).

      Costs and expenses. Cost of sales as a percentage of sales was 48.9% for 1996 and 50.6% for 1995. The decrease was associated with lower raw material costs, manufacturing efficiencies and changes in product mix.

      Catalog printing, postage, and promotion expenses were $3,690,819 in 1996, a decrease of $1,359,087 (26.9% decrease), from $5,049,906 in 1995. As a percentage of sales, expenses were 7.7% for the current quarter and 12.1% for the prior like quarter. These costs decreased approximately $729,000 due to the discontinuance of the Beautiful Visions catalog.

      Selling, general and administrative expenses were $14,165,346 for the quarter, or 29.6% as a percentage of sales, compared with $13,479,144, or 32.4% as a percentage of sales, an increase of $686,202. The largest segments are indirect salaries, fringe benefits and freight. Indirect salaries and fringe benefits remained constant while freight increased by $172,916.

      Other income includes rental income of $135,663.

      Income before income taxes was $6,502,689 for 1996 and $2,003,569 for 1995. After income taxes, the Company had a net profit of $3,762,647 (or earnings per share of $0.19) for the quarter ended June 30, 1996, and net income of $1,152,141 (or earnings per share of $0.06) for the three months ended June 30, 1995.

      For the nine months ended June 30, 1996 compared to the nine months ended June 30, 1995:

      Net sales. Net sales in the nine months ended June 30, 1996 were $142,093,552 compared with $130,072,605 for the prior like period, an increase of $12,020,947 or 9.2%. Wholesaleretail sales increased $8.0 million or 11.3%; mail order vitamin sales were $62,341,145 compared to $51,911,427 for the prior like period, an increase of $10,429,718 or 20.1%. In 1995, sales of $7,124,131 was attributed to Beautiful Visions which was sold October 9, 1995 (see Note 3, sale of direct-mail cosmetics division).

      Costs and expenses. Cost of sales as a percentage of sales was 50.7% for 1996 and 1995.

      Catalog printing, postage, and promotion expenses were $13,240,001 for 1996 and $14,671,813 for 1995. As a percentage of sales, expenses were 9.3% for the current nine month period and 11.3% for the prior year. These costs decreased $1,431,812, primarily due to the discontinuance of the Beautiful Visions catalog. Long term contract promotions and coop advertising in the wholesale division were approximately the same as last year.

      For the nine months ended June 30, 1996 compared to nine months ended June 30, 1995:

      Selling, general and administrative expenses were $42,782,415 for the nine months, or 30.1% as a percentage of sales compared with $41,470,539 or 31.9% as a percentage of sales - an increase of $1,311,876. The largest segments are indirect salaries, fringe benefits and freight. Indirect salaries remained constant, fringe benefits decreased by $423,420 and freight increased by $159,630.

      Other income includes rental income of $406,988.

      Income before income taxes was $13,593,218 for 1996 and $7,987,591 for 1995. After income taxes, the Company had a net profit of $8,087,820 (or earnings per share of $0.41) for the nine months ended June 30, 1996, and net income of $4,642,504 (or earnings per share of $0.23) for the prior like nine months.

Liquidity and Capital Resources
- -------------------------------

      The Company believes it has adequate working capital to meet its obligations in the normal course of business. The Company renewed a three year $15 million Revolving Credit Agreement which expires June 30, 1999. At June 30, 1996, there were no borrowings under this Revolver. In April 1996, the Company obtained a $6,000,000 first mortgage with a fixed interest rate of 7.375%, collateralized by the underlying building. The mortgage has monthly principal and interest payments of $55,196 for fifteen years through 2011.

      Net cash provided by operating activities was $9,047,602 and $11,694,016 in 1996 and 1995, respectively. Net cash used in investing activities was $13,817,692 and $11,290,632 in 1996 and 1995, respectively. Net cash provided by financing activities was $7,975,897 in 1996 and net cash used in financing activities was $4,069,960 in 1995.

      On October 9, 1995, the Company sold certain assets of its direct-mail cosmetics business for approximately $2,495,000. The Company received $350,000 in cash and non-interest bearing notes aggregating approximately $2,145,000 for inventory, a customer list and other intangible assets. The notes will be paid over a three-year period based on a predetermined formula with guaranteed minimum payments. A final payment for the remaining outstanding balance will be made on September 30, 1998. Revenues applicable to this business were approximately $1,615,073 and $7,124,131 for the three and nine months ended June 30, 1995.

      Management believes that inflation did not have a significant impact on operations.

                         NBTY, INC. AND SUBSIDIARIES
                          PART II OTHER INFORMATION

Item   1. Legal Proceedings
          LITIGATION:
          There have been no material developments with respect to litigation that occurred during this reporting period. Reference is made to Item 3, Legal Proceedings in Form 10K for the year ended September 30, 1995.
Item   2. Changes in Securities
            Not applicable.
Item   3. Defaults upon Senior Securities
            Not applicable.
Item   4. Submission of Matters to a Vote of Security Holders
            Not applicable.
Item   5. Other Information
            Not applicable
Item   6. Exhibits and Reports on Form 8-K
          There was no Form 8-K filed during the third quarter of the fiscal year ending September 30, 1996.

                         NBTY, INC. and SUBSIDIARIES

                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                                 NBTY, INC.
                                                 ----------

Date  August 6, 1996                 Harvey Kamil
                                   ------------------------------------------
                                     Harvey Kamil, Executive Vice President,
                                       Secretary (Principal Financial and
                                       Accounting Officer)