Form 10-K
period 1996-09-30
NBTY INC
filed 1996-12-16
CIK 70793

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 1996.
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to__________________.

                       Commission file number 0-10666
                                 NBTY, INC.
             (Exact name of registrant as specified in charter)

                 DELAWARE                                  11-2228617
     -------------------------------                 -------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

             90 Orville Drive                                11716
             ----------------                                -----
             Bohemia, New York                             (Zip Code)
             -----------------
 (Address of principal executive office)

(516) 567-9500
--------------
(Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment for this Form 10-K [X].

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System at November 22, 1996 was approximately $251,552,000.

The number of shares of Common Stock of the registrant outstanding at November 22, 1996 was approximately 18,592,119.

Documents Incorporated by Reference: None


                                   PART I

Item 1.  BUSINESS

Products

      NBTY, Inc. (the "Company"), collectively with its subsidiaries is a manufacturer and marketer of nutritional supplements in the United States. It sells more than 500 products consisting of vitamins and other nutritional supplements such as minerals, amino acids and herbs. Vitamins, minerals and amino acids are sold as a single vitamin and in multi-vitamin combinations and in varying potency levels in powder, tablet, soft gel, chewable, and hard shell capsule form. The Company's branded products are sold by independent and chain pharmacies, wholesalers, supermarkets and health food stores and by direct mail.


Marketing and Distribution

      The Company markets its products through different channels of distribution: wholesale-retail and direct mail.

      Wholesale. The Company markets its products under various brand names to various stores including drug store chains and supermarkets, independent pharmacies, health food stores, health food store wholesalers and other retailers such as mass merchandisers. The Nature's Bounty brand is sold to drug store chains and drug wholesalers. The Company sells a full line of products to supermarket chains and wholesalers under the brand name Natural Wealth at prices designed for the "price conscious" consumer.

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

      Retail. The Company operates 83 retail locations in thirty states under the name Vitamin World. Such locations carry a full line of products under the Vitamin World brand name and products manufactured by others. Through direct interaction between the Company's personnel and the public, the Company is able to identify buying trends, customer preferences or dislikes, acceptances of new products and price trends in various regions of the country. This information is useful in initiating sales programs for all divisions of the Company.

      Direct Mail. The Company offers its full line of vitamins and other nutritional supplement products as well as selected personal care items under its Puritan's Pride brand name at prices which are normally at a discount from those of similar products sold in retail stores.

      International. The Company has expanded sales of various products to many countries throughout Europe, Asia and Latin America. In the United Kingdom, the Company has leased a warehouse for distribution of its products under the Vitamin World brand name.


Sales and Advertising

      The Company has approximately 70 sales employees located throughout the country who are paid on a salary plus commission basis. In addition, the Company sells through commissioned sales representative organizations which sell the Company's products on an exclusive basis.

      In 1995 and 1996, the Company spent approximately $19.3 million and $17.6 million, respectively, on advertising in print and media, cooperative advertising with its customers. The Company creates its own advertising materials through a staff of approximately 22 employees. The Company expects advertising costs to increase as net sales increase.


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

      The Company's manufacturing process places special emphasis on quality control. All raw materials used in production initially are held in quarantine during which time the Company's laboratory employees assay the production against the manufacture's certificate of analysis. Once cleared, a lot number is assigned, samples are retained and the material is processed by formulating, mixing and granulating, compression and sometimes coating operations. After the tablet is manufactured, laboratory employees test its weight, purity, potency, dissolution and stability. When a product such as vitamin tablets is ready for bottling, the Company's automated equipment counts the tablets, inserts them into bottles, adds a tamper-resistant cap with an inner safety seal and affixes a label. The Company uses computer-generated documentation for picking and packing for order fulfillment.

      The principal raw materials used in the manufacturing process are natural and synthetic vitamins, purchased from bulk manufacturers in the United States, Japan and Europe. Although raw materials are available from numerous sources, one supplier currently provides approximately 25% of the Company's purchases, and no other single supplier accounts for more than 10% of the Company's raw material purchases.


Research and Development

      In 1994, 1995 and 1996, the Company did not expend any significant amounts for research and development of new products.


Government Regulation

      The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which the Company's products are sold. In particular, the FDA regulates the safety, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, food additives, food supplements, over-the-counter ("OTC") and prescription drugs and cosmetics. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the labeling, promotion and advertising of vitamins, OTC drugs, cosmetics and foods. In addition, the United States Postal Service regulates advertising claims with respect to the Company's products sold by mail order.

      In The Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted on October 25, 1994. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, amino acids, nutritional supplements and herbs as a new category of food separate from conventional food. DSHEA provides a regulatory framework to ensure safe, quality dietary supplements and the dissemination of accurate information about such products. Under DSHEA, the FDA is generally prohibited from regulating the active ingredients in dietary supplements as food additives or as drugs unless product claims, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, trigger drug status.

      DSHEA provides for specific nutritional labeling requirements for dietary supplements effective January 1, 1997, although final regulations have not been published and implementation will be delayed. DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining structure or function of the body. Any statement of nutritional support beyond such "traditional" claims must be accompanied by disclosure that the FDA has not evaluated such statement and that the product is not intended to cure or prevent any disease. The Company anticipates that the FDA will promulgate good manufacturing practices ("GMPs") which are specific to dietary supplements and require at least some of the quality control provisions contained in the GMPs for drugs. The Company currently manufactures its vitamins and nutritional supplement products in compliance with the applicable food GMPs.

      The FDA has proposed but not finalized regulations to implement DSHEA. The Company cannot determine what effect such regulations, when promulgated, will have on its business in the future. Such regulations are most likely to require expanded or different labeling for the Company's vitamins and nutritional products and could, among other things, require the recall, reformulation or discontinuance of certain products, additional recordkeeping, warnings, notification procedures and expanded documentation of the properties of certain products and scientific substantiation regarding ingredients, product claims, safety or efficacy. The Company believes that it is in material compliance with all applicable laws.

      DSHEA created two new governmental bodies. The Commission on Dietary Supplements was established for two years to provide recommendations for the regulation of supplement labeling and health claims, including procedures for making disease-related claims. The Office of Dietary Supplements, established within the National Institute of Health, is charged with coordinating research on dietary supplements and disease prevention, compiling research results, and advising the Secretary of Health and Human Services on supplement regulation, safety and health claims.

      Although the vitamin and nutritional supplement industry is subject to regulations by the FDA and local authorities, dietary supplements, including vitamins, minerals, herbs and nutritional supplements, have now been statutorily affirmed as a food and not as a drug or food additive. Therefore, the regulation of dietary supplements is far less restrictive than that imposed upon manufactures and distributors of drugs or food additives. Unlike food additives, which are more pervasively regulated, and new drugs, which require regulatory approval of formulation and labeling prior to marketing, dietary supplement companies are authorized to make substantiated statements of nutritional support and to market new, manufacture-substantiated-as-safe dietary supplement products without FDA preclearances. Failure to comply with applicable FDA requirements can result in sanctions being imposed on the Company or the manufacturers of its products, including, depending on the product category, warning letters, fines, product recalls and seizures.

      The OTC pharmaceutical products distributed by the Company are subject to regulation by a number of Federal and State governmental agencies. In particular, the FDA regulates the formulation, manufacture, packaging and labeling of all OTC pharmaceutical products. The Company believes that the OTC pharmaceutical products distributed by the Company comply in all material respects with existing regulations.

      The Company is subject to regulation under various international, state and local laws which include provisions regulating, among other things, the operations of direct sales programs. The Company believes that it is in material compliance with such provisions and has, in certain cases, established procedures providing greater protection for its distributors than is required by law.


Competition

      The market for vitamins and other nutritional supplements is highly competitive in all of the Company's channels of distribution. The Company's Nature's Bounty and Natural Wealth brands compete for sales to drug store chains and supermarkets with heavily advertised national brands manufactured by large pharmaceutical companies, as well as Your Life and Nature Made, sold by Leiner Health Products, Inc. and Pharmavite Corp., respectively.
The Vitamin World stores compete with specialty vitamin stores, such as GNC Stores, health food stores and other retail stores. With respect to direct mail sales, the Company's Puritan's Pride brand is the largest seller of vitamins and other nutritional supplements and competes with a large number of smaller, usually less geographically diverse, direct mail companies, some of which manufacture their own products and some of which sell products manufactured by others.

      It is not possible to estimate accurately the number of competitors since the nutritional supplement industry is fragmented. The Company is not capable of assessing market penetration of such competitors since they do not publish marketing figures. No one company dominates the industry. However, it is the Company's belief that there may be between one and two dozen companies competing for the drug store and supermarket business. In its Vitamin World operations, the Company competes regionally with specialty vitamin stores, such as GNC stores and local drug stores, health food stores, supermarkets, department stores and mass merchandisers.

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


Trademarks

      The Company owns trademarks registered with the United States Patent and Trademark Office and many other major jurisdictions of the world for its Nature's Bounty, Good'N Natural, Hudson, American Health, Puritan's Pride, Vitamin World, Natural Wealth and Stur-Dee trademarks, among others, and has rights to use other names essential to its business. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. The Company regards its trademarks and other propriety rights as valuable assets and believes they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement.


Employees

      The Company employs approximately 1,300 persons, of whom 41 are in executive and administrative capacities, approximately 80 are in sales, approximately 400 are in the Company's Vitamin World stores and the remainder are in manufacturing, shipping and packaging. None of the Company's employees are represented by a labor union. The Company believes its relationship with its employees is excellent.


Item 2.  PROPERTIES

      The Company owns a total of approximately 625,000 square feet of plant facilities located at 60, 90, 105 and 115 Orville Drive in Bohemia, New York and 4320 Veterans Memorial Highway, Holbrook, New York, of which 100,000 square feet is devoted to manufacturing, 72,000 square feet is utilized for offices and the balance is or is to be used for shipping and warehouse. In 1995, the Company purchased a 62 acre plot in close proximity to its other facilities in Islip, New York in order to construct an additional manufacturing facility.

      The Company operates 68 retail stores and 15 kiosks in thirty states under the name Vitamin World. The stores have an average selling area of 1,000 square feet and each kiosk has a selling area of approximately 190 square feet. Generally, the Company leases the stores and kiosks for three to five years for annual base rents ranging from $12,000 to $94,000 and percentage rents in the event sales exceed a specified amount.


Item 3.  LEGAL PROCEEDINGS

      L-tryptophan Litigation. The Company and certain other companies in the industry, including distributors, wholesalers and retailers (the "Indemnified Group") had been named as defendants in cases arising out of the ingestion of products containing L-Tryptophan. The Company had been named in more than 265 such lawsuits, of which 4 are still pending against the Company. All of such companies have entered into an agreement with the Company's supplier of bulk L-tryptophan, Showa Denko America, Inc. (the "Supplier") under which the Supplier, a U.S. subsidiary of a major Japanese corporation, Showa Denko K.K., has assumed the defense of all claims against the Indemnified Group and has agreed to pay the legal fees and expenses in that defense. The Supplier and Showa Denko K.K. have agreed to indemnify the Indemnified Group against any judgments and to fund settlements arising out of those actions and claims.

      The Supplier has posted a revolving, irrevocable letter of credit of $20 million to be used for the benefit of the Indemnified Group in the event that the Supplier is unable or unwilling to satisfy any claims or judgments.

      While not all of these suits quantify the amount demanded, it can reasonably be assumed that the amount required to either settle these cases or to pay judgments rendered therein will be paid by the Supplier or by the Company's product liability insurance carrier. To date, no cases in which the Company is a party have been reached for trial.

      Shareholder Litigation. In October 1994, litigation was commenced in the U.S. District Court, Eastern District of New York, against the Company and two of its officers (the "Defendants"). The Complaint alleges that false and misleading statements and representations were made concerning the Company's sales and earnings estimates for the fourth fiscal quarter and the year ending September 30, 1994. The allegations are that: (a) sales were artificially inflated; (b) costs were improperly capitalized; (c) sales and profit margins were materially declining; (d) inventory and accounts receivable were overstated; and (e) that because of the foregoing, the Company would incur a loss in its fourth fiscal quarter. The Plaintiffs' seek Class Action certification and an unspecified amount of monetary damages. The Company and its officers deny the allegations of the complaint and intend to vigorously contest the litigation. In 1994, prior to commencement of these lawsuits, the Company purchased a directors and officers Indemnity Policy. Special counsel has been retained to represent the Company and its officers. Since the outcome of any litigation is uncertain, the Company is unable to predict (i) whether it will ultimately prevail; (ii) whether it will be fully or partially indemnified, if at all;
(iii) the amount of loss, if any, that may be attributable to the above; and
(iv) the amount of expense which may be incurred in the defense of these actions.

      Miscellaneous Claims and Litigations. The Company is involved in miscellaneous claims and litigation, which taken individually or in the aggregate, would not materially impact on the Company's financial position or its business.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On February 14, 1996, at the annual meeting of the shareholders, the following directors were elected: Bernard G. Owen and Alfred Sacks.


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

                         PRICE RANGE OF COMMON STOCK

      The Common Stock is traded in the over-the-counter market and is included for quotation on the National Association of Securities Dealers National Market System under the trading symbol "NBTY". The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock, as reported on NASDAQ/NMS:

Fiscal year ended September 30, 1995
                                                High            Low
                                                ----            ---

      First Quarter                             10-1/2          4-3/4
      Second Quarter                             8-3/8          5-1/16
      Third Quarter                              6-7/8          5-7/16
      Fourth Quarter                             7-1/4          5-1/2

Fiscal year ended September 30, 1996

      First Quarter                             5-3/4           4
      Second Quarter                            7-13/16         4-5/8
      Third Quarter                            11-3/8           7-7/16
      Fourth Quarter                           17-7/8           9-3/8



      On November 21, 1996, the closing sale price of the Common Stock was $16.44. There were approximately 682 record holders of Common Stock as of November 21, 1996. The Company believes that there were in excess of 10,000 beneficial holders of Common Stock as of such date.


Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                   1992         1993         1994         1995         1996
                                   ----         ----         ----         ----         ----

Selected Income
Statement Data:

Net Sales                          $100,907     $138,430     $156,057     $178,760     $194,403
Costs & Expenses:
  Cost of Sales                      50,555       67,951       79,891       93,875       95,638
  Catalog, printing, postage
   & promotion                        7,455       11,507       14,786       19,262       17,635
 Selling, general
  & administrative                   35,516       42,776       49,208       56,728       58,515
                                   ------------------------------------------------------------

Income from operations                7,381       16,196       12,172        8,895       22,615
Interest expense                      1,321        1,227          914        1,084        1,445
Other, net                             (181)         743        1,285          571        1,203
                                   ------------------------------------------------------------

Income before income taxes            5,879       15,712       12,543        8,382       22,373
Income taxes                          2,071        5,939        4,767        3,246        9,021
                                   ------------------------------------------------------------
Net income                         $  3,808     $  9,773     $  7,776     $  5,136     $ 13,352
                                   ============================================================

Per Share Data:
Earnings per common share:
  Primary                             $0.28        $0.53        $0.38        $0.26        $0.67
  Fully-diluted                       $0.25        $0.53        $0.38        $0.26        $0.67

Weighted average number of
 shares outstanding:
  Primary                            13,718       18,435       20,257       19,974       19,976
  Fully-diluted                      15,250       18,523       20,257       19,974       19,976

Selected Balance Sheet Data:

Working capital                    $ 13,082     $ 42,869     $ 39,462     $ 40,665     $ 52,268
Total assets                       $ 58,300     $102,647     $115,112     $123,529     $145,550
Long-term debt and capital
 lease, obligations, less
 current portion                   $ 20,987     $  8,265     $  7,566     $ 10,924     $ 18,398
Total stockholders' equity         $ 16,490     $ 70,002     $ 78,017     $ 82,615     $ 96,950


All amounts in thousands, except Per Share Data


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

      The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:

                                             Year Ended September 30
                                       ------------------------------------
                                       1994            1995            1996
                                       ----            ----            ----

Net sales                              100.0%          100.0%          100.0%

Costs and expenses:
  Cost of sales                         51.2            52.5            49.2
  Catalog printing & promotion           9.5            10.8             9.1
  Selling, general & administrative     31.5            31.7            30.1
                                       -------------------------------------

                                        92.2            95.0            88.4
                                       -------------------------------------

Income from operations                   7.8             5.0            11.6
Interest expense and other                .2             (.3)            (.1)
                                       -------------------------------------

Income before income taxes               8.0             4.7            11.5
Income taxes                             3.1             1.8             4.6
                                       -------------------------------------

Net income                               5.0%            2.9%            6.9%
                                       =====================================

1996 Compared to 1995

      Net Sales. Net sales for 1996 were $194.4 million, an increase of $15.6 million or 8.8% over 1995. Of the $15.6 million increase, $10.6 million was attributable to wholesale-retail sales and $13.2 million was attributable to mail order sales, less a decrease of $8.2 million from Beautiful Visions, a cosmetic catalog which was sold in October, 1995.

      Cost and Expenses. Cost of sales for 1996 was $95.6 million, an increase of $1.8 million or 1.9% over 1995. Gross profit increased to 50.8% in 1996 from 47.5% in 1995. Such increase was due to various factors, including increased sales of higher margin products, long-term purchase commitments of raw materials resulting in lower costs and manufacturing efficiencies.

      Catalog, Printing, Postage and Promotion. Catalog, printing, postage and promotion for 1996 was $17.6 million, an decrease of $1.6 million over 1995. Such cost, as a percentage of net sales was 9.1% in 1996 compared with 10.8% in 1995. The decrease was mainly due to the discontinuance of the Beautiful Visions mail order operation.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1996 was $58.5 million, an increase of $1.8 million over 1995; as a percentage of net sales, these costs were 30.1% in 1996 and 31.7% in 1995. Decreases in payroll fringes and other miscellaneous costs were offset by increases in outlet store rentals and professional fees.

      Interest expense. Interest expense in 1996 was $1.4 million, an increase of $.4 million.

      Income taxes. The Company's effective tax rate was 40.3% in 1996 and 38.7% in 1995. The Company adopted Statement of Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes", in 1993. The impact from the implementation of SFAS No. 109 was not material to the Company's financial statements.

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

      Cost and Expense. Cost of sales for 1995 was $93.9 million, an increase of $14.0 million or 17.5% over 1994. Gross profit decreased to 47.5% in 1995 from 48.8% in 1994. Such decrease as a percentage of net sales was due to various factors which included pricing pressures and write-downs for labels and unsold Beautiful Visions inventory.

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

      Seasonality. The Company believes that its business is not seasonal except that historically it has the lowest net sales in its first fiscal quarter, slightly higher net sales in its second fiscal quarter and may have highest net sales in a quarter depending upon when it has engaged in significant promotional activities.

Liquidity and Capital Resources.

      Working capital was $51.9 million at September 30, 1996, compared with $40.7 million at September 30, 1995, an increase of $11.3 million.

      The Company finances its working capital with internally-generated funds. The Company maintains an unsecured $15 million Revolving Credit Agreement (RCA) expiring on March 31, 1999 and a $8.4 million Master Equipment Lease Agreement (MELA) expiring on December 31, 1996. As of September 30, 1996, $15 million remained available under the RCA and $7.4 million under the MELA.

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

      The mix of revenues among wholesale, direct mail and retail sales remained relatively constant for 1996, 1995 and 1994.

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below are the names and other relevant information regarding officers, directors, and significant employees of the Company as of October 31, 1996. Their stated positions are as follows:

                                                          Year           Commencement
                                                          first          of term of
                                                          elected        office as
Name                        Age      Position             Director       Officer
----                        ---      --------             --------       ------------

Scott Rudolph               39       Chairman of
                                     the Board
                                     and President        1986           1986

Harvey Kamil                52       Executive Vice
                                     President,
                                     Secretary            ----           1982

Barry Drucker               48       Senior Vice
                                     President-Sales      ----           1985

Patricia E. Ciccarone       40       Vice President-
                                     Vitamin World        ----           1992

James P. Flaherty           38       Vice President-
                                     Advertising          ----           1988

Abraham K. Kleinman         71       Vice President-
                                     Manufacturing        ----           1982

Jean Palladino              61       Vice President-
                                     Hudson               ----           1988

Abraham Rubenstein          66       Vice President-
                                     Mail Order           ----           1985

William J. Shanahan         38       Vice President-
                                     Data Processing      ----           1988

Robert Silverman            34       Vice President-
                                     Good'N Natural       ----           1991

James A. Taylor             56       Vice President-
                                     Production           ----           1982

William Dougherty           45       Vice President-
                                     Merchandising        ----           1996

Arthur Rudolph              68       Director             1971           1971

Aram Garabedian             61       Director             1971           ----

Bernard G. Owen             68       Director             1971           ----

Alfred Sacks                68       Director             1971           ----

Murray Daly                 69       Director             1971           ----

Glenn Cohen                 37       Director             1988           ----

Bud Solk                    62       Director             1994           ----

Nathan Rosenblatt           39       Director             1994           ----


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

      Abraham Rubenstein is Vice President of Mail Order. He joined the Company in January, 1985.

      William J. Shanahan is Vice President of Data Processing. He joined the Company in 1980.

      Robert Silverman is Vice President of Good'N Natural. He joined the Company in 1985.

      James E. Taylor is Vice President of Production. He joined the Company in December 1981.

      William Dougherty is Vice President of Merchandising. He joined the Company in 1994.

      Arthur Rudolph founded Arco Pharmaceuticals, Inc. the Company's predecessor, in 1960 and had served as the Company's Chief Executive Officer and Chairman of the Board of Directors since that date until his resignation in September 1993. However, he remains a member of the Board of Directors. He was responsible for the formation of the Company in 1971. He is the father of Scott Rudolph.

      Aram Garabedian is, and has been since 1988, a real estate developer in Rhode Island. He had been associated with the Company and its predecessor, Arco Pharmaceuticals, Inc., for 20 years in a sales capacity and as an officer. He has served as a director since 1971.

      Bernard G. Owen has been engaged as President of Cafiero, Cuchel and Owen Insurance Agency for the past twenty-five years.

      Alfred Sacks has been engaged as President of Al Sacks, Inc., an insurance agency for the past thirty years.

      Murray Daly, formerly a Vice President of J. P. Egan Office Equipment Co., is currently a consultant to the office equipment industry.

      Glenn Cohen is the President of Glenn-Scott Landscaping, Inc.

      Bud Solk is President of Chase/Ehrenberg & Rosene, Inc., an advertising and marketing agency located in Chicago, Illinois. Previously, Mr. Solk had been President of Bud Solk Associates, Inc., which he founded in 1958.

      Nathan Rosenblatt is the President and Chief Executive Officer of Ashland Maintenance Corp., a commercial maintenance organization located in Long Island, New York.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

Securities ownership of persons owning of record, or beneficially, 5% or more of the outstanding Common Stock, as of September 30, 1996. The Company is not aware of any other beneficial holders of 5% or more of the Common Stock. All information with respect to beneficial ownership, set forth in the foregoing stock ownership table, is based on information furnished by the shareholder, director or officer, or contained in filings made with the Securities and Exchange Commission.

                                                     Amount & Nature      Percent
                      Name and Address of            of Beneficial        of
Title of Class        Beneficial Owner               Ownership (1)        Class (1)
--------------        -------------------            ---------------      ---------

Common Stock          Scott Rudolph                  3,673,555            18.8
(Par Value            90 Orville Drive               Record and
$.008)                Bohemia, NY 11716              Beneficial

Common Stock          Harvey Kamil                   718,439               3.8
(Par Value            90 Orville Drive               Record and
$.008)                Bohemia, NY 1716               Beneficial

Common Stock          NBTY, Inc.                     1,062,228             5.7
(Par Value            Profit Sharing Plan            Record and
$.008)                                               Beneficial

<F1>  Includes shares issuable upon exercise of options held by executive officers and directors.


(b)  Security Ownership of Management (directors and Officers)

                                                     Amount &
                                                     Nature of            Percent
                      Name and Address of            Beneficial           of
Title of Class        Beneficial Owner               Ownership (1)        Class (1)
--------------        -------------------            -------------        ---------

Common Stock          Scott Rudolph(2)               3,673,555            18.8
(Par Value            90 Orville Drive               Record and
$.008)                Bohemia, NY 11716              Beneficial

Common Stock          Harvey Kamil                   718,439               3.8
(Par Value            90 Orville Drive               Record and
$.008)                Bohemia, NY 11716              Beneficial

Common Stock          Arthur Rudolph                 671,500               3.6
(Par value            90 Orville Drive               Record and
$.008)                Bohemia, NY 11716              Beneficial

Common Stock          Barry Drucker                  43,600                Nil
(Par Value            90 Orville Drive               Record and
$.008)                Bohemia, NY 11716              Beneficial

Common Stock          Aram Garabedian                24,000                Nil
(Par Value            90 Orville Drive               Record and
$.008)                Bohemia, NY 11716              Beneficial

Common Stock          Bernard G. Owen                31,500                Nil
(Par Value            90 Orville Drive               Record and
$.008)                Bohemia, NY 11716              Beneficial

Common Stock          Alfred Sacks                   15,000                Nil
(Par Value            90 Orville Drive               Record and
$.008)                Bohemia, NY 11716              Beneficial

Common Stock          Murray Daly                    22,000                Nil
(Par Value            90 Orville Drive               Record and
$.008)                Bohemia, NY 11716              Beneficial

Common Stock          Glenn Cohen                    12,000                Nil
(Par Value            90 Orville Drive               Record and
$.008)                Bohemia, NY 11716              Beneficial

Common Stock          Bud Solk                       0                     ___
(Par Value            90 Orville Drive               Record and
$.008)                Bohemia, NY 11716              Beneficial

Common Stock          Nathan Rosenblatt              0                     ___
(Par Value            90 Orville Drive               Record and
$.008)                Bohemia, NY 11716              Beneficial

Common Stock          All Directors,                 4,801,994            23.7
(Par Value            Officers and as a              Record and
$.008)                group (11 persons)             Beneficial

<F1>  Each named person or group is deemed to be the beneficial owner of securities which may be acquired within 60 days through the exercise or conversion of options, if any, and such securities are deemed to be outstanding for the purpose of computing the percentage beneficially owned by such person or group. Such securities are not deemed to be outstanding for the purpose of computing the percentage of class beneficially owned by any person or group. Accordingly, the indicated number of shares includes shares issuable upon exercise of options
      (including employee stock options) and any other beneficial ownership of securities held by such person or group.

<F2>  Includes shares held in a Trust created by Arthur Rudolph for the benefit of Scott Rudolph and others.


NBTY Inc. Profit Sharing Plan (formerly Employee Stock Ownership Plan and
Trust)

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

Vesting

      Once an employee is eligible, a portion of the stock in his or her account becomes "vested" each year, as follows:


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

      Distribution is to be made only in the shares of NBTY, Inc. which shares were purchased for the Trust from the cash contributions of the Company.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company has had, and in the future may continue to have, business transactions with firms affiliated with certain of the Company's directors. Each such transaction is in the ordinary course of the Company's business.

      During the fiscal year ended September 30, 1996, the following transactions occurred:

      A. Gail Radvin, Inc., a corporation wholly-owned by Gail Radvin, received commissions from the Company totalling $417,182 on account of sales made in certain foreign countries. Gail Radvin is the sister of Arthur Rudolph ( a director) and the aunt of Scott Rudolph (Chairman and President).

      B. Chase/Ehrenberg & Rosene, Inc., a company partly owned by Bud Solk, a director, placed $505,832 of advertising for the Company.

      C. Cafiero, Cuchel & Owen, a company partly-owned by Bernard G. Owen, a director, received $2,091,228 in premiums for various policies obtained for the Company.

      D. In February, 1996, the following officers, in connection with the exercise of stock options, executed promissory notes in favor of the Company. Each of the notes was with full recourse, each bore interest at the prime rate, and was due and payable as set forth below:

      (i)      Scott Rudolph            $312,500            12/31/96
      (ii)     Harvey Kamil             $125,000            12/31/96

      E. Arthur Rudolph, a director, has been retained under a Consulting Agreement, at a monthly fee of $25,000, which Agreement expires on December 31, 1996. The Company and Mr. Rudolph are presently negotiating a renewal of the Agreement under substantially comparable terms.


                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE AND REPORTS ON FORM 8-K

      (a) The following documents are filed as a part of this report

                                                                   Page
                                                                   Number
                                                                   ------
1.    Financial Statements

      Report of Independent Accountants                            F-1

      Consolidated Balance Sheets as of
      September 30, 1996 and 1995                                  F-2

      Consolidated Statements of Income for the years
      ended September 30, 1996, 1995 and 1994                      F-3

      Consolidated Statements of Stockholders' Equity
      for the years ended September 30, 1996, 1995 and 1994        F-4

      Consolidated Statements of Cash Flows for the years
      ended September 30, 1996, 1995 and 1994                      F-5 to F-6

      Notes to Consolidated Financial Statements                   F-7 to F-18

2.    Financial Statement Schedule

      Schedule  II                                                 S-1

      Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

3.  Exhibits

11.   Statement Re: Computation of Per Share Earnings

      (b)   Reports on Form 8-K

            None.


                         NBTY, INC. AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



Coopers                                            Coopers & Lybrand L.L.P.
& Lybrand                                          a professional services firm


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NBTY, Inc. and Subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                       COOPERS & LYBRAND L.L.P.



Melville, New York
November 5, 1996.



NBTY, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 1996 and 1995


ASSETS:                              1996         1995          LIABILITIES AND STOCKHOLDERS' EQUITY:  1996         1995

Current assets:                                                 Current liabilities:
 Cash and cash equivalents           $  9,292,374 $ 10,378,476   Current portion of long-term debt
                                                                  and capital lease obligations        $    934,887 $    358,675
 Short-term investments                11,024,624                Accounts payable                        10,943,228   16,411,562
                                                                 Accrued expenses                        14,704,507   10,287,989
                                                                                                       ------------ ------------
 Accounts receivable, less allowance                                 Total current liabilities           26,582,622   27,058,226
  for doubtful accounts of $793,669
  in 1996 and $576,579 in 1995         11,625,112   12,354,545  Long-term debt                           15,178,412    9,705,534
                                                                Obligations under capital leases          3,219,127    1,218,920
                                                                 (less current portion)
 Inventories                           38,070,071   36,972,592  Deferred income taxes                     2,827,198    2,161,537
                                                                Other liabilities                           792,985      768,985
                                                                                                       ------------ ------------
 Deferred income taxes                  3,155,163    1,846,875       Total liabilities                   48,600,344   40,913,202
                                                                                                       ------------ ------------

 Prepaid catalog costs and other                                Commitments and contingencies
  current assets                        5,682,874    6,170,243
                                     ------------ ------------
                                                                Stockholders' equity:
     Total current assets              78,850,218   67,722,731   Common stock, $.008 par; authorized
                                                                  25,000,000 shares; issued 20,079,676
                                                                  shares in 1996 and 19,207,676 shares
                                                                  in 1995 and outstanding 18,592,119
                                                                  shares in 1996 and 17,766,119 shares
                                                                  in 1995                                   160,638      153,662
Property, plant and equipment, net     61,731,625   48,324,576  Capital in excess of par                 56,012,910   54,151,206
                                                                Retained earnings                        44,008,465   30,656,586
                                                                                                       ------------ ------------
Intangible assets, net                  3,974,573    5,813,031                                          100,182,013   84,961,454
                                                                Less 1,487,557 and 1,441,557 treasury
Other assets                              993,785    1,668,309   shares at cost, in 1996 and 1995,
                                     ------------ ------------   respectively                             2,648,256    2,346,009
                                                                Stock subscriptions receivable              583,900
                                                                                                       ------------ ------------
                                                                     Total stockholders' equity          96,949,857   82,615,445
                                                                                                       ------------ ------------

     Total assets                    $145,550,201 $123,528,647       Total liabilities and
                                     ============ ============        stockholders' equity             $145,550,201 $123,528,647
                                                                                                       ============ ============

See notes to consolidated financial statements.



NBTY, Inc. and Subsidiaries
Consolidated Statements of Income
Years ended September 30, 1996, 1995 and 1994

                                              1996            1995            1994

Net sales                                     $194,403,040    $178,759,871    $156,057,056
                                              ------------    ------------    ------------

Costs and expenses:
  Cost of sales                                 95,638,272      93,875,162      79,891,302
  Catalog printing, postage and promotion       17,634,801      19,261,733      14,786,217
  Selling, general and administrative           58,515,059      56,728,368      49,207,943
                                              ------------    ------------    ------------
                                               171,788,132     169,865,263     143,885,462
                                              ------------    ------------    ------------

Income from operations                          22,614,908       8,894,608      12,171,594
                                              ------------    ------------    ------------

Other income (expenses):
  Interest, net                                 (1,445,036)     (1,084,331)       (913,583)
  Miscellaneous, net                             1,203,061         571,098       1,284,953
                                              ------------    ------------    ------------
                                                  (241,975)       (513,233)        371,370
                                              ------------    ------------    ------------

Income before income taxes                      22,372,933       8,381,375      12,542,964

Income taxes                                     9,021,054       3,245,517       4,766,526
                                              ------------    ------------    ------------

      Net income                              $ 13,351,879    $  5,135,858    $  7,776,438
                                              ============    ============    ============

Net income per share
  Primary                                     $       0.67    $       0.26    $       0.38
                                              ============    ============    ============

Weighted average common shares outstanding
  Primary                                       19,975,678      19,974,270      20,257,325
                                              ============    ============    ============


See notes to consolidated financial statements.



NBTY, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years ended September 30, 1996, 1995 and 1994

                                 Common stock                                  Treasury stock
                              ------------------                             -------------------        Stock
                              Number of             Capital in    Retained   Number of              subscriptions
                               shares     Amount  excess of par   earnings    shares      Amount     receivables       Total
                              -------------------------------------------------------------------------------------------------


Balance, September 30, 1993   18,717,676 $149,742  $52,970,926  $17,744,290  1,213,404 $  (862,722)                 $70,002,236

Net income for year ended
 September 30, 1994                                               7,776,438                                           7,776,438
Expenses associated with
 prior year public offering
 of stock                                             (225,000)                                                        (225,000)
Exercise of stock options         60,000      480       29,520                                                           30,000
Tax benefit from exercise of
 stock options                                         433,200                                                          433,200
                              ---------- --------  -----------  -----------  --------- -----------   ---------      -----------

Balance, September 30, 1994   18,777,676  150,222   53,208,646   25,520,728  1,213,404    (862,722)                  78,016,874

Net income for year ended
 September 30, 1995                                               5,135,858                                           5,135,858
Exercise of stock options        430,000    3,440      211,560                                                          215,000
Tax benefit from exercise
 of stock options                                      731,000                                                          731,000
Purchase of treasury stock,
 at cost                                                                       228,153  (1,483,287)                  (1,483,287)
                              ---------- --------  -----------  -----------  --------- -----------   ---------      -----------

Balance, September 30, 1995   19,207,676  153,662   54,151,206   30,656,586  1,441,557  (2,346,009)                  82,615,445

Net income for year ended
 September 30, 1996                                 13,351,879                                                       13,351,879
Exercise of stock options        872,000    6,976      587,904                                       $(583,900)          10,980
Tax benefit from exercise
 of stock options                                    1,273,800                                                        1,273,800
Purchase of treasury stock,
 at cost                                                                        46,000    (302,247)                    (302,247)
                              ---------- --------  -----------  -----------  --------- -----------   ---------      -----------
Balance, September 30, 1996   20,079,676 $160,638  $56,012,910  $44,008,465  1,487,557 $(2,648,256)  $(583,900)	    $96,949,857
                              ========== ========  ===========  ===========  ========= ===========   =========      ===========


See notes to consolidated financial statements.


NBTY, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended September 30, 1996, 1995 and 1994

                                                                 1996          1995          1994
                                                             ---------------------------------------

Cash flows from operating activities:
  Net income                                                 $13,351,879   $ 5,135,858   $ 7,776,438
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Loss on disposal/sale of property, plant
     and equipment                                                   422       374,126           519
    Depreciation and amortization                              5,623,277     4,840,570     4,243,985
    Provision (recovery) for allowance for doubtful
     accounts                                                    217,090       (17,943)       89,968
    Deferred income taxes                                       (642,627)      684,426     3,046,493
    Changes in assets and liabilities:
      Accounts receivable                                      1,615,504    (2,119,589)     (454,841)
      Inventories                                             (2,035,883)    4,453,583   (10,770,809)
      Income tax receivable                                    1,300,198     3,089,929
      Prepaid catalog costs and other current assets             487,369      (264,253)   (2,297,276)
      Other assets                                               674,524     1,123,818    (2,465,151)
      Accounts payable                                        (5,468,334)    3,160,180    (2,828,998)
      Accrued expenses                                         5,690,318     2,809,518     3,226,894
      Other liabilities                                           24,000       274,999      (353,225)
                                                             -----------   -----------   -----------
        Net cash provided by operating activities             19,537,539    21,755,491     2,303,926
                                                             -----------   -----------   -----------

Cash flows from investment activities:
  Purchase of property, plant and equipment                  (15,750,517)  (11,547,570)  (11,592,662)
  Increase in intangible assets                                  (66,691)   (1,063,953)     (253,772)
  Proceeds from sale of property, plant and equipment              4,270                      11,000
  Purchase of short-term investments                         (11,024,624)
  Receipt of payments on notes from sale of direct
   mail cosmetics business                                       741,303
  Proceeds from sale of direct mail cosmetic business            350,000
                                                             -----------   -----------   -----------
        Net cash used in investing activities                (25,746,259)  (12,611,523)  (11,835,434)
                                                             -----------   -----------   -----------

Cash flows from financing activities:
  Net (payments) borrowings under line of credit agreement                  (5,000,000)    5,000,000
  Borrowings under long-term debt agreements                   6,000,000     2,400,000
  Principal payments under long-term debt agreements
   and capital leases                                           (586,115)     (797,799)     (221,307)
  Purchase of treasury stock                                    (302,247)   (1,292,287)
  Proceeds from stock options exercised                           10,980        24,000        30,000
  Proceeds from public offering, less expenses                                              (225,000)
                                                             -----------   -----------   -----------
        Net cash provided by (used in) financing activities    5,122,618    (4,666,086)    4,583,693
                                                             -----------   -----------   -----------

Net (decrease) increase in cash and cash equivalents          (1,086,102)    4,477,882    (4,947,815)

Cash and cash equivalents at beginning of year                10,378,476     5,900,594    10,848,409
                                                             -----------   -----------   -----------

Cash and cash equivalents at end of year                     $ 9,292,374   $10,378,476   $ 5,900,594
                                                             ===========   ===========   ===========

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                   $ 1,454,380   $ 1,085,647   $   913,145
                                                             ===========   ===========   ===========

  Cash paid during the period for income taxes               $ 5,386,714   $ 1,648,765   $ 2,349,198
                                                             ===========   ===========   ===========


Non-cash investing and financing information:

The Company entered into capital leases for machinery and equipment aggregating $2,635,412 during fiscal 1996 and $1,416,472 in fiscal 1995.

During fiscal 1996, 1995 and 1994, options were exercised with shares of common stock issued to certain officers and directors. Accordingly, the tax benefit of approximately $1,274,000, $731,000 and $433,000 for the years ended September 30, 1996, 1995 and 1994, respectively, was recorded as an increase in capital in excess of par and a reduction in taxes currently payable. (See Note 11.)

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


NBTY, Inc. and Subsidiaries
Notes to Financial Statements

1.    Business Operations and Summary of Significant Accounting Policies:

      Business operations

      NBTY, Inc., formerly Nature's Bounty, Inc. (the "Company"), manufactures and distributes vitamins, food supplements and health and beauty aids. The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Environmental Protection Agency and the United States Postal Service.

      Principles of consolidation and basis of presentation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

      Revenue recognition

      The Company recognizes revenue upon shipment or, with respect to its own retail store operations, upon the sale of products. The Company has no single customer that represents more than 10% of annual net sales or accounts receivable as of September 30, 1996.

      Inventories

      Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The cost elements of inventory include materials, labor and overhead. One supplier provided approximately 12% of the Company's purchases in 1996.

      Prepaid catalog costs

      Mail order production and mailing costs are capitalized as prepaid catalog costs and charged to income over the catalog period, which typically approximates three months.

      Property, plant and equipment

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

      Intangible assets

      Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. Goodwill and other intangibles are amortized on a straight-line basis over appropriate periods not exceeding 40 years.

      Income taxes

      The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

      Cash and cash equivalents

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      Short-term investments

      Short-term interest bearing investments are those with maturities of less than one year but greater than three months when purchased. These investments are readily convertible to cash and are stated at market value, which approximates cost. Realized gains and losses are included in other income on a specific identification basis in the period they are realized.

      Common shares and earnings per share

      Earnings per share are based on the weighted average number of common shares outstanding during the period. Common stock equivalents are not included in income per share computations since their effect on the calculation is immaterial.

      Stock-based plans

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock based plans. The Statement, which becomes effective in fiscal 1997, requires the Company to choose between accounting for issuances of stock and other equity instruments to employees based on their fair value or to continue to use an intrinsic value based method and disclosing the pro forma effects such accounting would have had on the Company's net income and earnings per share. The Company will continue to use the intrinsic value based method, which generally does not result in compensation cost.

      Reclassifications

      Certain reclassifications have been made to conform prior year amounts to the current year presentation

2.    Sale of Direct-Mail Cosmetics Business:

      On October 9, 1995, the Company sold certain assets of its direct-mail cosmetics business for approximately $2,495,000. The Company received $350,000 in cash and non interest bearing notes aggregating approximately $2,145,000 for inventory, a customer list and other intangible assets. The notes will be paid over a three-year period based on a predetermined formula with guaranteed minimum payments. A final payment for the remaining outstanding balance will be made on September 30, 1998. Revenues applicable to this marginally unprofitable business were $136,648, $8,283,517 and $13,276,045 for fiscal 1996, 1995 and 1994, respectively.

3.    Inventories:

                                                                 September 30,
                                                           -------------------------
                                                              1996          1995

         Raw materials                                     $17,131,532   $15,898,215
         Work-in-process                                     1,522,803     1,848,629
         Finished goods                                     19,415,736    19,225,748
                                                           -----------   -----------
                                                           $38,070,071   $36,972,592
                                                           ===========   ===========

4.    Property, Plant and Equipment:

                                                                 September 30,
                                                           -------------------------
                                                               1996          1995

         Land                                              $ 4,764,965   $ 3,064,965
         Buildings and leasehold improvements               38,087,461    31,830,638
         Machinery and equipment                            28,560,427    22,279,226
         Furniture and fixtures                              8,484,103     6,065,382
         Transportation equipment                              640,982       200,982
         Computer equipment                                  8,544,945     7,296,395
                                                           -----------   -----------
                                                            89,082,883    70,737,588
           Less accumulated depreciation and amortization   27,351,258    22,413,012
                                                           -----------   -----------
                                                           $61,731,625   $48,324,576
                                                           ===========   ===========

      Depreciation and amortization of property, plant and equipment for the years ended September 30, 1996, 1995 and 1994 was approximately $4,974,000, $4,064,000 and $3,190,000, respectively.

      Property, plant and equipment includes approximately $4,052,000 and $1,416,000 for assets recorded under capital leases for fiscal 1996 and 1995, respectively.

5.    Intangible Assets:

      Intangible assets, at cost, acquired at various dates are as follows:

                                                 September 30,
                                           -------------------------   Amortization
                                              1996          1995          period

         Goodwill                          $   469,400   $   469,400      20-40
         Customer lists                      8,783,475    10,540,017       6-15
         Trademark and licenses              1,201,205     1,134,514       2-3
         Covenants not to compete            1,304,538     1,304,538       5-7
                                           -----------   -----------
                                            11,758,618    13,448,469
           Less accumulated amortization     7,784,045     7,635,438
                                           -----------   -----------
                                           $ 3,974,573   $ 5,813,031
                                           ===========   ===========

      Amortization included in the consolidated statements of income under the caption "selling, general and administrative expenses" in 1996, 1995 and 1994 was approximately $649,000, $776,000 and $1,054,000, respectively.

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

6.    Accrued Expenses:

                                                    September 30,
                                              -------------------------
                                                  1996          1995

         Payroll and related payroll taxes    $ 2,730,453   $ 2,166,355
         Customer deposits                      1,862,837     2,034,175
         Accrued purchases                      1,765,420     1,734,844
         Income taxes payable                   2,670,270        39,815
         Other                                  5,675,527     4,312,800
                                              -----------   -----------
                                              $14,704,507   $10,287,989
                                              ===========   ===========

7.    Long-Term Debt:

                                                                            September 30,
                                                                    -------------------------
                                                                        1996          1995

      Mortgages:
        First mortgage, payable in monthly principal and interest
         (10.375%) installments (a)                                 $ 7,447,859   $ 7,566,144
        First mortgage payable in monthly principal and interest
         (9.73%) installments of $25,396 (b)                          2,257,729     2,338,432
        First mortgage, payable in monthly principal and interest
         (7.375%) installments of $55,196 (c)                         5,926,038
                                                                    -----------   -----------
                                                                     15,631,626     9,904,576
        Less current portion                                            453,214       199,042
                                                                    -----------   -----------
                                                                    $15,178,412   $ 9,705,534
                                                                    ===========   ===========

     <Fa>  In September 1990, the Company obtained an $8,000,000 first mortgage, collateralized by the underlying building, issued through the Town of Islip, New York Industrial Development
           Agency. The taxable bond, held by an insurance company, has monthly principal and interest payments of $74,821 for ten years through 2000, with a final payment of $6,891,258 in September 2000.

     <Fb>  In November 1994, the Company purchased a building which it previously occupied under a long-term lease. The purchase price of approximately $3,090,000 was funded with $690,000 in cash and the balance through a 15-year mortgage note payable. This agreement contains restrictive covenants identical to the covenants noted under the revolving credit facility described below.

     <Fc>  In April 1996, the Company obtained a $6,000,000 first mortgage with a fixed interest rate of 7.375%, collateralized by the underlying real estate. The mortgage has monthly principal and interest payments of $55,196 for fifteen years through 2011.


      On April 3, 1996, the Company renewed a revolving credit agreement (the "Agreement") with two banks that provides for unsecured borrowings up to $15,000,000 which expires March 31, 1999. As of September 30, 1996, there were no borrowings under this Agreement. Under the most restrictive covenants of the Agreement, the Company is required to maintain tangible net worth of at least $84,000,000, a current ratio of at least 1.75 to 1.00 and has a limitation on the amount of capital expenditures.

      Required principal payments of long-term debt are as follows:

                        Years ended
                       September 30,

                           1997                  $   453,214
                           1998                      494,324
                           1999                      539,266
                           2000                    7,419,600
                           2001                      443,875
                         Thereafter                6,281,347
                                                 -----------
                                                 $15,631,626
                                                 ===========

8.    Capital Lease Obligations:

      The Company entered into six capital leases for machinery and equipment aggregating $2,635,412 during fiscal 1996 and two capital leases for machinery and equipment aggregating $1,416,472 in fiscal 1995. The leases provide the Company with bargain purchase options at the end of such lease terms.

      Future minimum payments under capital lease obligations as of September 30, 1996 are as follows:


  1997                                                          $  758,872
	 1998                                                             758,872
	 1999                                                             758,872
	 2000                                                             758,872
	 2001                                                             758,872
	 Thereafter                                                       870,186
                                                                ----------
                                                                 4,664,546
  Less, amount representing interest                               963,746
                                                                ----------
  Present value of minimum lease payments (including $481,673
   due within one year)                                         $3,700,800
                                                                ==========

9.    Income Taxes:

      Provision for income taxes consists of the following:

                                  Year ended September 30,
                             -----------------------------------
                                1996         1995        1994

         Federal
           Current           $7,551,755   $2,224,935  $  856,774
           Deferred            (501,249)     636,516   3,156,289

         State
           Current            2,111,926      336,156     515,893
           Deferred            (141,378)      47,910     237,570
                             ----------   ----------  ----------

         Total provision     $9,021,054   $3,245,517  $4,766,526
                             ==========   ==========  ==========

      The following is a reconciliation of the income tax expense computed using the statutory federal income tax rate to the actual income tax expense and its effective income tax rate.

                                                                 Year ended September 30,
                                         -----------------------------------------------------------------------
                                                  1996                    1995                    1994
                                         -----------------------  ----------------------  ----------------------
                                                      Percent of              Percent of              Percent of
                                                        pretax                  pretax                  pretax
                                           Amount       income      Amount      income      Amount      income

      Income tax expense at
       statutory rate                    $7,830,527     35.0%     $2,849,668    34.0%     $4,390,037    35.0%
      State income taxes, net of
       federal income tax benefit         1,280,856      5.7%        253,483     3.0%        489,751     3.9%
      Other, individually less than 5%      (90,329)    (0.4%)       142,366     1.7%       (113,262)   (0.9%)
                                         ----------     -----     ----------    -----     ----------    -----
      Actual income tax provision        $9,021,054     40.3%     $3,245,517    38.7%     $4,766,526    38.0%
                                         ==========     =====     ==========    =====     ==========    =====

The components of deferred tax assets and liabilities are as follows:

                                                                      1996         1995
                                                                   -----------------------

       Deferred tax assets:
         Current:
           Inventory capitalization                                $  243,000   $  178,034
           Accrued expenses and reserves not currently deductible   2,591,137    1,049,584
           Tax credits                                                321,026      555,822
           Miscellaneous                                                            63,435
                                                                   ----------   ----------
             Current deferred tax assets                            3,155,163    1,846,875
                                                                   ----------   ----------
         Noncurrent:
           Intangibles                                                334,820      231,701
           Reserves not currently deductible                          200,070      342,910
                                                                   ----------   ----------
             Total noncurrent                                         534,890      574,611
                                                                   ----------   ----------

       Deferred tax liabilities:
         Property, plant and equipment                             (3,362,088)  (2,736,148)
                                                                   ----------   ----------
           Net deferred tax asset (liability)                      $  327,965   $ (314,662)
                                                                   ==========   ==========

      Available state tax credits of $321,026 and $555,822 in 1996 and 1995, respectively, are scheduled to expire through fiscal 2002.

10.   Commitments:

      Leases

      The Company conducts retail operations under operating leases which expire at various dates through 2011. Some of the leases contain renewal options and provide for additional rentals based upon sales plus certain tax and maintenance costs.

      Future minimal rental payments under the retail location and automotive leases that have initial or noncancelable lease terms in excess of one year at September 30, 1996 are as follows:

        Year ending
        September 30,

        1997                            $ 3,319,803
	       1998                              3,010,636
	       1999                              2,807,311
	       2000                              2,375,884
	       2001                              1,660,407
	       Thereafter                          811,796
                                        -----------
                                        $13,985,837
                                        ===========

      Operating lease rental expense, including real estate tax and maintenance costs and leases on a month to month basis, was approximately $1,979,000, $1,248,000 and $1,200,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

      Purchase commitments

      The Company was committed to make future purchases under various purchase order arrangements with fixed price provisions aggregating approximately $12,923,000 and $972,000 at September 30, 1996 and 1995,
      respectively.

      Employment and consulting agreement agreements

      The Company has employment agreements with two of its officers. The agreements, which expire in January 2004, provide for minimum salary levels, as adjusted for cost of living changes, as well as contain provisions regarding severance and changes in control of the Company. The commitment for salaries as of September 30, 1996 was approximately $749,000 per year.

      The Company also has a two-year consulting agreement with its former chairman and current director which expires on December 31, 1996.
      Such agreement required annual payments of approximately $300,000.
      The parties are presently negotiating a renewal of the agreement under substantially comparable terms. In addition, an entity owned by a relative of an officer received sales commissions of $417,000, $510,000 and $351,000 in 1996, 1995 and 1994, respectively.

11.   Stock Option Plans:

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

      During fiscal 1996, options were exercised with 872,000 shares of common stock issued to certain officers and directors for $10,980 and interest bearing notes in the amount of $583,900. As a result of the exercise of these options, the Company is entitled to a compensation deduction for tax purposes of approximately $3,145,000 which should ultimately result in a tax benefit to the Company of approximately $1,273,800. Accordingly, the Company has recorded an increase in capital in excess of par and has adjusted its current liability to recognize the effect of this tax benefit.

      During fiscal 1995, options were exercised with 430,000 shares of common stock issued to certain officers and directors for $24,000 and an interest bearing note in the amount of $191,000. The promissory note, including interest, was paid by the surrender of 23,153 NBTY common shares to the Company at the prevailing market price. As a result of the exercise of these options, the Company was entitled to a compensation deduction of approximately $1,827,500 which resulted in a tax benefit of approximately $731,000. Such benefit was recorded as an increase in capital in excess of par and a reduction to taxes currently payable.

      During fiscal 1994, options were exercised with 60,000 shares of common stock issued to certain directors for $30,000. As a result of the exercise of these options, the Company was entitled to a compensation deduction for tax purposes of approximately $1,140,000 which resulted in a tax benefit of approximately $433,200. Such benefit was recorded as an increase to capital in excess of par and a reduction to taxes currently payable.

      A summary of stock option activity is as follows:

                                                                       Common    Exercise price
                                                                       shares      per share
                                                                      ---------  --------------

        Shares under option, September 30, 1994 (fully exercisable)   2,825,000    $.50 - $.92
          Exercised in 1995                                             430,000       $.50
                                                                      ---------  --------------
                                                                      2,395,000    $.63 - $.92

        Shares under option, September 30, 1995 (fully exercisable)
          Exercised in 1996                                             872,000    $.63 - $.92
                                                                      ---------  --------------

        Shares under option, September 30, 1996 (fully exercisable)   1,523,000    $.63 - $.92
                                                                      =========  ==============

12.   Employee Benefit Plans:

      The Company maintains a defined contribution savings plan, which qualifies under Section 401(k) of the Internal Revenue Code, and an employee stock ownership plan. The accompanying financial statements reflect contributions to these plans in the approximate amount of $489,000, $498,000 and $103,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

13.   Litigation:

      L-tryptophan:

      The Company and certain other companies in the industry, including distributors, wholesalers and retailers (the "Indemnified Group") had been named as defendants in cases arising out of the ingestion of products containing L-tryptophan. The Company had been named in more than 265 lawsuits, 4 of which are still pending against the Company. The Indemnified Group has entered into an agreement with the Company's supplier of bulk L-tryptophan, Showa Denko America, Inc. (the "Supplier"), under which the Supplier, a U.S. subsidiary of a major Japanese corporation, Showa Denko K.K., has assumed the defense of all claims against the Indemnified Group and has agreed to pay the legal fees and expenses in that defense. The Supplier and Showa Denko K.K. has agreed to indemnify the Indemnified Group against any judgments and to fund settlements arising out of those actions and claims.

      The Supplier has posted a revolving, irrevocable letter of credit of $20 million to be used for the benefit of the Indemnified Group in the event that the Supplier is unable or unwilling to satisfy any claims or judgments.

      While not all of these suits quantify the amount demanded, it can reasonably be assumed that the amount required to either settle these cases or to pay judgments rendered therein will be paid by the Supplier or by the Company's product liability insurance carrier. To date, no cases in which the Company is a party have reached trial.

      While the outcome of any litigation is uncertain, it is the opinion of management and legal counsel of the Company that it is remote that the Company will incur a material loss as a result of the L-tryptophan litigation and claims. Accordingly, no provision for liability, if any, that may result therefrom has been made in the Company's financial statements.

      Shareholder litigation:

      In October 1994, litigation was commenced in the U.S. District Court, Eastern District of New York, against the Company and two of its officers. The complaint alleges that false and misleading statements and representations were made concerning the Company's sales and earnings estimates for the fourth fiscal quarter and the year ended September 30, 1994. The allegations are that: (a) sales were artificially inflated; (b) costs were improperly capitalized; (c) sales and profit margins were materially declining; (d) inventory and accounts receivable were overstated; and (e) that because of the foregoing, the Company would incur a loss in its fourth fiscal quarter. The Plaintiffs seek Class Action certification and an unspecified amount of monetary damages. The Company and its officers deny the allegations of the complaints and intend to vigorously contest the litigation. In 1994, prior to commencement of these lawsuits, the Company purchased a directors and officers Indemnity Policy. Special counsel has been retained to represent the Company and its officers. Since the outcome of any litigation is uncertain, the Company is unable to predict (i) whether it will ultimately prevail; (ii) whether it will be fully or partially indemnified, if at all; (iii) the amount of loss, if any, that may be attributable to the above, and (iv) the amount of expense which may be incurred in the defense of these actions.

      Other litigation:

      The Company is also involved in miscellaneous claims and litigation which, taken individually or in the aggregate, would not have a material adverse effect on the Company's financial position or its business.

14.   Quarterly Results of Operations (Unaudited):

      The following is a summary of the unaudited quarterly results of operations for fiscal 1996 and 1995 (dollars in thousands, except per share data):

                                                          Quarter ended
                                         ------------------------------------------------
                                         December 31,  March 31,  June 30,  September 30,
                                         ------------  ---------  --------  -------------

           1996:
             Net sales                     $38,589      $55,605   $47,900     $52,309
             Gross profit                   17,779       27,760    24,453      28,773
             Income (loss) before
              income taxes                    (412)       7,502     6,503       8,780(a)
             Net income (loss)                (251)       4,576     3,763       5,264
             Earnings (loss) per share      $(0.01)       $0.23     $0.19       $0.26

           1995:
             Net sales                     $37,478      $50,945   $41,650     $48,687
             Gross profit                   18,380       25,220    20,564      20,720
             Income before income taxes      1,648        4,336     2,004         394(b)
             Net income                        939        2,552     1,152         493
             Earnings per share              $0.05        $0.13     $0.06       $0.02

     <Fa>  1996 year-end adjustments resulting in an increase to pre-tax income of approximately $2 million related to adjustments of inventory amounts.

     <Fb>  1995 year-end adjustments resulting in a charge to operations included approximately $1,475,000 for various accruals and for the write-off of certain equipment associated with the Company's cosmetic pencil operation, and $900,000 pertaining to the identification of obsolete inventory.



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: December 9, 1996             By:  /s/ Scott Rudolph
                                         Scott Rudolph
                                         President, Chief Executive Officer

Dated: December 9, 1996             By:  /s/ Harvey Kamil
                                         Harvey Kamil
                                         Executive Vice President and
                                         Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 9, 1996             By:  /s/ Scott Rudolph
                                         Scott Rudolph
                                         Chairman, President and
                                         Chief Executive Officer

Dated: December 9, 1996             By:  /s/ Arthur Rudolph
                                         Arthur Rudolph, Director

Dated: December 9, 1996             By:  /s/ Aram Garabedian
                                         Aram Garabedian, Director

Dated: December 9, 1996             By:  /s/ Bernard G. Owen
                                         Bernard G. Owen, Director

Dated: December 9, 1996             By:  /s/ Alfred Sacks
                                         Alfred Sacks, Director

Dated: December 9, 1996             By:  /s/ Murray Daly
                                         Murray Daly, Director

Dated: December 9, 1996             By:  /s/ Glenn Cohen
                                         Glenn Cohen, Director

Dated: December 9, 1996             By:  /s/ Bud Solk
                                         Bud Solk, Director

Dated: December 9, 1996             By:  /s/ Nathan Rosenblatt
                                         Nathan Rosenblatt, Director