Form 10-Q
period 1996-12-31
NBTY INC
filed 1997-02-05
CIK 70793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the period ended                  December 31, 1996

Commission File Number:               0-10666
                                      -------


                                   NBTY, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                               11-2228617
--------------------------------------------------------------------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)


         90 Orville Drive, Bohemia, NY                  11716
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)          (Zip Code)


Registrant's telephone number, including area code   (516) 567-9500
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

                            YES  [ ]       NO  [ ]

Shares of Common Stock as of December 31, 1996:    18,592,119
                                                   ----------



                          NBTY, INC. and SUBSIDIARIES

                                     INDEX

PART I   Financial Information

         Condensed Consolidated Balance Sheets - December 31, 1996 and
          September 30, 1996                                               1 - 2

         Condensed Consolidated Statements of Operations - Three Months
          Ended December 31, 1996 and 1995                                     3

         Condensed Consolidated Statements of Cash Flows - Three Months
          Ended December 31, 1996 and 1995                                 4 - 5

         Notes to Condensed Consolidated Financial Statements              6 - 7

         Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        8 - 9

PART II  Other Information                                                    10

         Signature                                                            11



                          NBTY, INC. and SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                       December 31,    September 30,
                                                           1996            1996
                                                       ------------    -------------
                                                        (Unaudited)

Current assets:

  Cash and cash equivalents                            $  2,594,358    $  9,292,374

  Short-term investments                                 13,802,686      11,024,624

  Accounts receivable, less allowance for doubtful
   accounts of $932,759 at December 31, 1996 and
   $793,669 at September 30, 1996                        13,466,401      11,625,112

  Inventories                                            42,022,144      38,070,071

  Deferred income taxes                                   3,155,163       3,155,163

  Prepaid catalog costs and other current assets          6,046,001       5,682,874
                                                       ----------------------------
      Total current assets                               81,086,753      78,850,218


Property, plant and equipment                            92,259,932      89,082,883
  less accumulated depreciation and amortization         28,718,291      27,351,258
                                                       ----------------------------
                                                         63,541,641      61,731,625


Intangible assets, net                                    3,867,952       3,974,573


Other assets                                                837,492         993,785
                                                       ----------------------------

      Total assets                                     $149,333,838    $145,550,201
                                                       ============================


           See notes to condensed consolidated financial statements.



                          NBTY, INC. and SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                       December 31,    September 30,
                                                           1996            1996
                                                       ------------    -------------
                                                        (Unaudited)

Current liabilities:

  Current portion of long-term debt and capital
   lease obligations                                   $    954,575    $    934,887

  Accounts payable                                       13,678,466      10,943,228

  Accrued expenses                                       12,727,656      14,704,507
                                                       ----------------------------
      Total current liabilities                          27,360,697      26,582,622

Long-term debt                                           15,049,134      15,178,412

Obligations under captial leases                          3,063,769       3,219,127

Deferred income taxes                                     2,827,198       2,827,198

Other liabilities                                           792,985         792,985
                                                       ----------------------------
      Total liabilities                                  49,093,783      48,600,344

Commitments and contingencies

Stockholders' equity:
  Common stock, $.008 par; authorized 25,000,000
   shares; issued 20,079,676 shares at December 31,
   1996 and September 30, 1996 and outstanding
   18,592,119 shares at December 31, 1996 and at
   September 30, 1996                                       160,638         160,638


  Capital in excess of par                               56,012,910      56,012,910

  Retained earnings                                      47,298,663      44,008,465
                                                       ----------------------------
                                                        103,472,211     100,182,013

  Less 1,487,557 treasury shares at cost, at
   December 31, 1996 and at September 30, 1996,
   respectively                                           2,648,256       2,648,256

Stock subscriptions receivable                              583,900         583,900
                                                       ----------------------------
      Total stockholders' equity                        100,240,055      96,949,857
                                                       ----------------------------
      Total liabilities and stockholders' equity       $149,333,838    $145,550,201
                                                       ============================


See notes to condensed consolidated financial statements.



                          NBTY, INC. and SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                                   For the three months
                                                    ended December 31,
                                                 -------------------------
                                                    1996          1995
                                                 -----------   -----------

Net sales                                        $47,327,714   $38,589,126
                                                 -------------------------

Costs and expenses:
  Cost of sales                                   22,570,861    20,810,228
  Catalog printing, postage and promotion          4,050,158     4,564,180
  Selling, general and administrative             14,971,935    13,515,907
                                                 -------------------------
                                                  41,592,954    38,890,315
                                                 -------------------------
Income (loss) from operations                      5,734,760      (301,189)
                                                 -------------------------

Other income (charges):
  Interest expense                                  (462,319)     (304,898)
  Miscellaneous, net                                 211,222       194,460
                                                 -------------------------
                                                    (251,097)     (110,438)
                                                 -------------------------
Income (loss) before income taxes (benefit)        5,483,663      (411,627)

Income taxes (benefit)                             2,193,465      (160,485)
                                                 -------------------------
Net income (loss)                                $ 3,290,198     ($251,142)
                                                 =========================

Earnings (loss) per common share and common
 share equivalents                               $      0.16        ($0.01)
                                                 =========================

Weighted average common shares and common
 share equivalents                                20,042,782    19,851,070
                                                 =========================


See notes to condensed consolidated financial statements.



                          NBTY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                      For the three months
                                                                                       ended December 31,
                                                                                   ---------------------------
                                                                                      1996           1995
                                                                                   -----------    ------------

Net income (loss)                                                                  $ 3,290,198    ($   251,142)

Adjustments to reconcile net income to cash used in operating activities:
  Gain on sale of property, plant and equipment                                           (150)
  Depreciation and amortization                                                      1,499,155       1,296,618
  Provision for allowance for doubtful accounts                                        139,090          16,976
  Changes in assets and liabilities, net of acquistions:
     (Increase) decrease in accounts receivable                                     (2,237,437)      1,477,035
     Increase in inventories                                                        (3,952,073)     (4,747,784)
     Increase in prepaid catalog costs and other current assets                       (363,127)     (1,976,897)
     Decrease other assets                                                             147,762       1,515,380
     Increase in accounts payable                                                    2,735,238         664,045
     Decrease in accrued expenses                                                   (1,976,851)     (2,738,978)
                                                                                   ---------------------------
      Net cash used in operating activities                                           (718,195)     (4,744,747)
                                                                                   ---------------------------
Cash flow from investing activities:
  Increase in intangible assets                                                                        (43,328)
  Purchase of property, plant and equipment                                         (3,194,019)     (6,908,752)
  Proceeds from sale of property, plant and equipment                                      150
  Purchase of short-term investments                                                (2,778,061)
  Proceeds from sale of direct-mail cosmetics business                                                 350,000
  Receipt of payments from direct-mail cosmetics business                              257,058
                                                                                   ---------------------------
      Net cash used in investing activities                                         (5,714,874)     (6,602,080)
                                                                                   ---------------------------
Cash flows from financing activities:
  Borrowings  under long term debt agreements                                                        1,657,612
  Principal payments under long-term debt agreements and capital leases               (264,949)        (86,594)
  Purchase of treasury stock                                                                          (172,118)
                                                                                   ---------------------------
      Net cash provided by (used in) financing activities                             (264,949)      1,398,900
                                                                                   ---------------------------
Net decrease in cash and cash equivalents                                           (6,698,016)     (9,947,927)

Cash and cash equivalents at beginning of year                                       9,292,374      10,378,476
                                                                                   ---------------------------
Cash and cash equivalents at end of quarter                                        $ 2,594,358     $   430,549
                                                                                   ===========================
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                                         $   462,319     $   295,023
  Cash paid during the period for taxes                                            $ 1,989,597     $    53,444
                                                                                   ===========================


See notes to consolidated condensed financial statements.



                          NBTY, INC. and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the three months ended December 31, 1996 and 1995


Supplemental non-cash investing and financing information:

The Company entered into capital leases for machinery and equipment  aggregating
   $668,186 for the three months ended December 31, 1995.

In November 1995, options were exercised with shares of common stock issued to certain officers for an interest bearing note in the amount of $437,500. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $2,362,500 and a tax benefit of approximately $920,000.

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



                          NBTY, INC. and SUBSIDIARIES

              NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1996 and results of operations for the three months ended December 31, 1996 and 1995 and statements of cash flows for the three months ended December 31, 1996 and 1995. The consolidated condensed balance sheet as of September 30, 1996 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 1996.


2. The results of operations and cash flows for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.


3.    Sale of Direct-Mail Cosmetic Business:

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


4. Inventories have been estimated by using the gross profit method for the interim periods. The components of the inventories are as follows:


                                                   December 31,    September 30,
                                                       1996            1996
                                                   ------------    ------------
                                                    (UNAUDITED)

         Raw materials and work-in-process         $ 21,908,719    $ 18,654,335
         Finished goods                              20,113,425      19,415,736
                                                   ----------------------------
                                                   $ 42,022,144    $ 38,070,071
                                                   ============================


5.    Intangible assets, at cost, acquired at various dates are as follows:


                                                  December 31,    September 30,
                                                      1996            1996
                                                  ------------    -------------
                                                   (UNAUDITED)

         Goodwill                                 $    469,400    $    469,400
         Customer lists                              8,783,475       8,783,475
         Trademark and licenses                      1,201,205       1,201,205
         Covenants not to compete                    1,304,538       1,304,538
                                                  ----------------------------
                                                    11,758,618      11,758,618
         Less, accumulated amortization              7,890,666       7,784,045
                                                  ----------------------------
                                                  $  3,867,952    $  3,974,573
                                                  ============================


6.    Accrued expenses:


                                                  December 31,    September 30,
                                                      1996            1996
                                                  ------------    -------------
                                                   (UNAUDITED)

         Payroll and related payroll taxes        $  2,420,571    $  2,730,453
         Customer deposits                           1,374,590       1,862,837
         Accrued purchases                             548,187       1,765,420
         Income taxes payable                        3,113,735       2,670,270
         Other                                       5,270,573       5,675,527
                                                  ----------------------------
                                                  $ 12,727,656    $ 14,704,507
                                                  ============================


7. Treasury stock. The Company purchased 31,000 shares for $302,247 for the three months ended December 31, 1995 in open market transactions using working capital. The average price per share was $5.55.

8. Earnings (loss) per share are based on the weighted average number of common shares and common equivalent shares outstanding during the three month periods ended December 31, 1996 and 1995. The calculation of primary earnings per share include 1,450,663 common stock equivalent shares for the three months ended December 31, 1996. Common stock equivalent shares are omitted from the earnings per share calculation for the period ended December 31, 1995 as its inclusion would have been anti-dilutive.

9. In November 1995, options were exercised with shares of common stock issued to certain officers for an interest bearing note in the amount of $437,500. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $2,362,500 and a tax benefit of approximately $920,000.

      The following is a summary of changes in outstanding options for the Company's Stock Option Plans for the three month period ended December 31, 1996:


                                                                     Exercise Price
                                                                     --------------

         Shares under option, September 30, 1996
          (fully exercisable)                          1,523,000      $.63 - $.92
         Options exercised.                                -
                                                       ---------
         Shares exercisable, December 31, 1996
          (fully exercisable)                          1,523,000      $.63 - $.92
                                                       =========



                          NBTY, INC. and SUBSIDIARIES

          MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                           and RESULTS of OPERATIONS


Results of Operations:

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:


                                                         Three months ended
                                                            December 31,
                                                        --------------------
                                                          1996        1995
                                                        --------    --------

      Net sales . . . . . . . . . . . . . . . . . . . .  100.0%      100.0%

      Cost and expenses:
        Cost of sales . . . . . . . . . . . . . . . . .   47.7        53.9
        Catalog printing, postage and promotion . . . .    8.6        11.8
        Selling, general and administrative . . . . . .   31.6        35.1
                                                          87.9       100.8
      Income (loss) from operations . . . . . . . . . .   12.1        (0.8)
      Other income (expenses), net  . . . . . . . . . .   (0.5)       (0.3)
      Income (loss) before income taxes (benefit) . . .   11.6        (1.1)
      Income taxes (benefit)  . . . . . . . . . . . . .    4.6        (0.4)
      Net income (loss) . . . . . . . . . . . . . . . .    7.0%       (0.7%)


Results of Operations
---------------------

For the three months ended  December 31, 1996 compared to the three months ended
   December 31, 1995:

Net  sales.  Net  sales in the  first  quarter  ended  December  31,  1996  were
   $47,327,714 compared with $38,589,126 for the prior comparable period, an increase of $8,738,588 or 22.6%. Wholesale-retail sales increased $6.8 million or 26.1% due to an increase in the number of retail stores over the comparable period; mail order sales were $14.6 million, compared to $12.5 for the prior comparable period, an increase of $2.1 or 17.0% due to the introduction of new products and a successful space-ad promotion. Sales for the Company's new mail order operation in the United Kingdom were $0.6 million in 1996. This operation did not exist in 1995.

Costs and expenses. Cost of sales as a percentage of sales was 47.7% for 1996 and 53.9% for 1995. The decrease was associated with lower raw material costs, manufacturing efficiencies and changes in product mix.

Catalog printing, postage, and promotion expenses were $4,050,158 in 1996, a decrease of $514,022 (11.6% decrease), from $4,564,180 in 1995. As a percentage of sales, expenses were 8.6% for the current quarter and 11.8% for the prior comparable quarter. The decrease was attributable to a less active advertising schedule.

Selling, general and administrative expenses were $14,971,935 for the quarter, or 31.6% as a percentage of sales, compared with $13,515,907, or 35.1% as a percentage of sales, an increase of $1,456,028. The largest segments are indirect salaries, fringe benefits, freight and building. Increases were primarily in indirect salaries, building and outside services. These expenses increased due to the retail store expansion and the opening of the international mail order operations.

Other income includes rental income of $146,663.

Income before income taxes was $5,483,663 for 1996 and a loss before income tax benefit of $411,627 for 1995. After income taxes, the Company had a net profit of $3,290,198 (or earnings per share of $0.16) for the quarter ended December 31, 1996, and a net loss of $251,142 (or loss per share of $0.01) for the three months ended December 31, 1995.

Liquidity and Capital Resources
-------------------------------

The Company believes it has adequate working capital to meet its obligations in the normal course of business. On April 3, 1996, the Company renewed a revolving credit agreement with two banks that provides for unsecured borrowings up to $15,000,000 which expires March 31, 1999. At December 31, 1996, there were no borrowings under this agreement. In April 1996, the Company obtained a $6,000,000 first mortgage with a fixed interest rate of 7.375%, collateralized by the underlying real estate. The mortgage has monthly principal and interest payments of $55,196 for fifteen years through 2011. The Company renewed a $10,000,000 capital lease facility.

Capital improvements

The Company expects to build a new manufacturing facility. The estimated cost of land, building and equipment is approximately $25 million dollars and will be financed by internally generated funds and mortgage financing. The Company has committed to a $4 million automated picking and packing system for its mail-order distribution which will be funded by lease financing.

Net cash used in operating activities was $718,195 and $4,744,747 in 1996 and 1995, respectively. Net cash used in investing activities was $5,714,874 and $6,602,080 in 1996 and 1995, respectively. Net cash used in financing activities was $264,949 in 1996 and provided by financing activities was $1,398,900 in 1995.

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

Management believes that inflation did not have a significant impact on operations.

This filing contains certain  forward-looking  statements and information to the
   Company that are based on the beliefs of management, as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to the Company are intended to identify forwardlooking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.



                         NBTY, INC. AND SUBSIDIARIES

                          PART II OTHER INFORMATION


Item 1.  Legal Proceedings

         LITIGATION:

         There have been no material developments with respect to litigation that occurred during this reporting period. Reference is made to
            Item 3, Legal Proceedings in Form 10K for the year ended September 30, 1996.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults upon Senior Securities Not applicable.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         There was no Form 8-K filed during the first quarter of the fiscal year ending September 30, 1997.



                          NBTY, INC. and SUBSIDIARIES

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                        NBTY, INC.
                                        ----------------------------------------

Date  February 5, 1997

                                        /s/ HARVEY KAMIL
                                        ----------------------------------------
                                        Harvey Kamil, Executive Vice President,
                                        Secretary (Principal Financial and
                                        Accounting Officer)