Form 10-Q
period 1997-03-31
NBTY INC
filed 1997-05-02
CIK 70793

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the period ended          March 31, 1997

Commission File Number:          0-10666
                              --------------

                                NBTY, Inc.
-----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


              Delaware                                11-2228617
-------------------------------------    ------------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification No.)


      90 Orville Drive, Bohemia, NY                        11716
------------------------------------------    -------------------------------
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

                         YES  [X]        NO  [ ]


Shares of Common Stock as of March 31, 1997:     18,616,491
                                                 ----------


                         NBTY, INC. and SUBSIDIARIES

                                    INDEX


PART I    Financial Information

          Condensed Consolidated Balance Sheets - March 31, 1997 and
          September 30, 1996                                               1 - 2

          Condensed Consolidated Statements of Operations - Three
          Months Ended March 31, 1997 and 1996                               3

          Condensed Consolidated Statements of Operations - Six Months
          Ended March 31, 1997 and 1996                                      4

          Condensed Consolidated Statements of Cash Flows -Six months
          Ended March 31, 1997 and 1996                                    5 - 6

          Notes to Condensed Consolidated Financial Statements             7 - 9

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       10 - 13

PART II   Other Information                                                 14

          Signature                                                         15



                         NBTY, INC. and SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS



                                                        March 31,     September 30,
                                                          1997            1996
                                                      ------------    -------------
                                                      (Unaudited)

Current assets:

  Cash and cash equivalents                           $  9,766,465    $  9,292,374

  Short-term investments                                15,676,044      11,024,624

  Accounts receivable, less allowance for doubtful
   accounts of $1,000,148 in 1997 and $793,669
   in 1996                                              15,251,916      11,625,112

  Inventories                                           46,401,336      38,070,071

  Deferred income taxes                                  3,155,163       3,155,163

  Prepaid catalog costs and other current assets         6,630,776       5,682,874
                                                     -----------------------------
      Total current assets                              96,881,700      78,850,218

Property, plant and equipment                           98,081,957      89,082,883
 less accumulated depreciation and amortization         29,850,233      27,351,258
                                                     -----------------------------
                                                        68,231,724      61,731,625

Intangible assets, net                                   3,807,991       3,974,573

Other assets                                               688,792         993,785
                                                     -----------------------------

      Total assets                                   $ 169,610,207    $145,550,201
                                                     =============================


See notes to consolidated condensed financial statements.



                         NBTY, INC. and SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY



                                                           March 31,     September 30,
                                                             1997            1996
                                                         ------------    -------------
                                                         (Unaudited)
Current liabilities:

  Current portion of long-term debt and capital
   lease obligations                                     $    974,685    $    934,887

  Accounts payable                                         19,622,866      10,943,228

  Accrued expenses                                         19,350,556      14,704,507
                                                         ----------------------------
      Total current liabilities                            39,948,107      26,582,622

Long-term debt                                             14,917,127      15,178,412

  Obligations under capital leases                          2,984,517       3,219,127

  Deferred income taxes                                     2,827,198       2,827,198

  Other liabilities                                           792,985         792,985
                                                         ----------------------------
      Total liabilities                                    61,469,934      48,600,344

Commitments and contingencies

Stockholders' equity:
  Common stock, $.008 par; authorized 25,000,000
   shares; issued 20,104,676 shares in 1997 and
   20,079,676 in 1996 and outstanding 18,616,491
   shares in 1997 and 18,592,119 shares in 1996               160,838         160,638

  Capital in excess of par                                 56,225,185      56,012,910

  Retained earnings                                        54,932,692      44,008,465
                                                         ----------------------------
                                                          111,318,715     100,182,013

  Less 1,488,185 and 1,487,557 treasury shares at
   cost, in 1997 and 1996, respectively                     2,663,167       2,648,256
  Stock subscriptions receivable                              515,275         583,900
                                                         ----------------------------
      Total stockholders' equity                          108,140,273      96,949,857
                                                         ----------------------------
      Total liabilities and stockholders' equity         $169,610,207    $145,550,201
                                                         ============================


See notes to consolidated condensed financial statements.



                         NBTY, INC. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)


                                                    For the three months
                                                       ended March 31,
                                                     1997           1996
                                                  -----------    -----------

Net sales                                         $75,018,983    $55,604,762
                                                  --------------------------
Costs and expenses:
  Cost of sales                                    35,676,560     27,844,549
  Catalog printing, postage and promotion           5,891,318      4,985,003
  Selling, general and administrative              20,436,739     15,101,162
                                                  --------------------------
                                                   62,004,617     47,930,714
                                                  --------------------------
Income from operations                             13,014,366      7,674,048
                                                  --------------------------

Other income (charges):
  Interest expense                                   (406,601)      (333,619)
  Miscellaneous, net                                  115,617        161,726
                                                  --------------------------
                                                     (290,984)      (171,893)
                                                  --------------------------
Income before income taxes                         12,723,382      7,502,155

Income taxes                                        5,089,353      2,925,841
                                                  --------------------------
Net income                                        $ 7,634,029    $ 4,576,314
                                                  ==========================

Earnings per common share and common share
 equivalents                                      $      0.38    $      0.23
                                                  ==========================

Weighted average common shares and common
 share equivalents                                 20,054,743     19,922,954
                                                  ==========================


See notes to consolidated condensed financial statements.



                         NBTY, INC. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)


                                                      For the six months
                                                        ended March 31,
                                                      1997            1996
                                                  ------------    -----------

Net sales                                         $122,346,697    $94,193,889
                                                  ---------------------------
Costs and expenses:
  Cost of sales                                     58,247,421     48,654,777
  Catalog printing, postage and promotion            9,941,476      9,549,182
  Selling, general and administrative               35,408,674     28,617,069
                                                  ---------------------------
                                                   103,597,571     86,821,028
                                                  ---------------------------
Income from operations                              18,749,126      7,372,861
                                                  ---------------------------

Other income (charges):
  Interest expense                                    (868,920)      (638,517)
  Miscellaneous, net                                   326,839        356,185
                                                  ---------------------------
                                                      (542,081)      (282,332)
                                                  ---------------------------
Income before income taxes                          18,207,045      7,090,529

Income taxes                                         7,282,818      2,765,356
                                                  ---------------------------
Net income                                        $ 10,924,227    $ 4,325,173
                                                  ===========================

Earnings per common share and common share
 equivalents                                      $       0.54         $0.22
                                                  ===========================

Weighted average common shares and common
 share equivalents                                  20,049,144    19,891,479
                                                  ===========================


See notes to consolidated condensed financial statements.



                         NBTY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 For the six months
                                                                   ended March 31,
                                                                1997           1996
                                                             -----------    -----------

Net income                                                   $10,924,227    $ 4,325,173

Adjustments to reconcile net income to cash provided by
 operating activities:
  Loss on sale of property, plant and equipment                   25,526
  Depreciation and amortization                                2,965,656      2,641,608
  Provision for allowance for doubtful accounts                  206,479         82,943
  Changes in assets and liabilities, net of acquistions:
    (Increase) decrease in accounts receivable                (4,155,384)     1,250,338
    Increase in inventories                                   (8,331,265)    (2,170,262)
    Increase in prepaid catalog costs and other current
     assets                                                     (947,902)    (2,530,162)
    Decrease other assets                                        287,930      1,858,906
    Increase (decrease) in accounts payable                    8,679,638       (105,686)
    Increase in accrued expenses                               4,904,274         70,770
                                                             --------------------------
      Net cash provided by operating activities               14,559,179      5,423,628
                                                             --------------------------
Cash flow from investing activities:
  Increase in intangible assets                                                 (53,369)
  Purchase of property, plant and equipment                   (9,327,787)   (10,979,874)
  Proceeds from sale of property, plant and equipment             20,150
  Purchase of short-term investments                          (4,651,420)
  Proceeds from sale of direct-mail cosmetics business                          350,000
  Receipt of payments from direct-mail cosmetics business        322,101        247,101
                                                             --------------------------
      Net cash used in investing activities                  (13,636,956)   (10,436,142)
                                                             --------------------------
Cash flows from financing activities:
  Borrowings  under long term debt agreements                                 2,268,770
  Principal payments under long-term debt agreements and
   capital leases                                               (456,096)      (227,395)
  Purchase of treasury stock                                     (14,911)      (172,118)
  Proceeds from stock options exercised                           22,875
                                                             --------------------------
      Net cash (used in) provided by financing activities       (448,132)     1,869,257
                                                             --------------------------
Net increase (decrease) in cash and cash equivalents             474,091     (3,143,257)

Cash and cash equivalents at beginning of year                 9,292,374     10,378,476
                                                             --------------------------
Cash and cash equivalents at end of quarter                  $ 9,766,465    $ 7,235,219
                                                             ==========================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                   $   868,920    $   633,642
  Cash paid during the period for taxes                      $ 4,676,791    $    68,131
                                                             ==========================


See notes to consolidated condensed financial statements.



                         NBTY, INC. and SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the six months ended March 31, 1997 and 1996


Supplemental non-cash investing and financing information:

The Company entered into capital leases for machinery and equipment aggregating $2,268,770 for the six months ended March 31, 1996.


During the first six months of 1997, options were exercised with 25,000 shares of common stock issued to certain officers for $22,875. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $474,000 and a tax benefit of approximately $190,000. An additional 628 NBTY common shares were surrendered to the Company, at market price, in payment of a stock subscription receivable and interest in 1997. The average cost of shares was $22.50 in 1997.

During the first six months of 1996, options were exercised with 860,000 shares of common stock issued to certain officers for an interest bearing note in the amount of $583,900. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $3,065,000 and a tax benefit of approximately $1,200,000.

On October 9, 1995, the Company sold certain assets of its directmail cosmetics business for approximately $2,495,000. The Company received $350,000 in cash and non-interest bearing notes aggregating approximately $2,145,000 for inventory, a customer list and other intangible assets. The inventory note was repaid in full in October 1996. In April 1997, the Company received $725,000 as a final payment of the customer list note.


See notes to condensed consolidated financial statements.



                         NBTY, INC. and SUBSIDIARIES

            NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of March 31, 1997 and results of operations for the three and six months ended March 31, 1997 and 1996 and statements of cash flows for the six months ended March 31, 1997 and 1996. The consolidated condensed balance sheet as of September 30, 1996 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 1996.


2. The results of operations and cash flows for the six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


3.   Sale of Direct-Mail Cosmetic Business:
        On October 9, 1995, the Company sold certain assets of its direct-mail cosmetics business for approximately $2,495,000. The Company received $350,000 in cash and non-interest bearing notes aggregating approximately $2,145,000 for inventory, a customer list and other intangible assets. The inventory note was repaid in full in October 1996. In April 1997, the Company received $725,000 as a final payment of the customer list note.


4. Inventories have been estimated by using the gross profit method for the interim periods. The components of the inventories are as follows:

                                                March 31,     September 30,
                                                   1997           1996
                                               -----------    -------------
                                               (UNAUDITED)

        Raw materials and work-in-process      $24,057,864     $18,654,335
        Finished goods                          22,343,472      19,415,736
                                               ---------------------------
                                               $46,401,336     $38,070,071
                                               ===========================

5.   Intangible assets, at cost, acquired at various dates are as follows:


                                              March 31,     September 30,
                                                1997            1996
                                             -----------    -------------
                                             (UNAUDITED)

        Goodwill                             $   469,400     $   469,400
        Customer lists                         8,783,475       8,783,475
        Trademark and licenses                 1,201,205       1,201,205
        Covenants not to compete               1,304,538       1,304,538
                                             ---------------------------
                                              11,758,618      11,758,618
        Less, accumulated amortization         7,950,627       7,784,045
                                             ---------------------------
                                             $ 3,807,991     $ 3,974,573
                                             ===========================


6.   Accrued expenses:

                                               March 31,     September 30,
                                                 1997            1996
                                              -----------    -------------
                                              (UNAUDITED)

        Payroll and related payroll taxes     $ 2,739,546     $ 2,730,453
        Customer deposits                       1,226,448       1,862,837
        Accrued purchases                       3,450,321       1,765,420
        Income taxes payable                    5,130,801       2,670,270
        Other                                   6,803,439       5,675,527
                                              ---------------------------
                                              $19,350,555     $14,704,507
                                              ===========================


7. Treasury stock. The Company purchased 31,000 shares for $172,118 for the six months ended March 31, 1996 in open market transactions using working capital. The average price per share was $5.55. An additional 628 NBTY common shares were surrendered to the Company at market price in payment of a stock subscription receivable and interest in 1997. The average cost of shares was $22.50 in 1997.


8. Earnings per share are based on the weighted average number of common shares and common equivalent shares outstanding during the three and six month periods ended March 31, 1997 and 1996. The calculation of earnings per share include 1,442,640 and 1,387,121 common stock equivalent shares for the three months periods ended March 31, 1997 and 1996. The calculation of earnings per share include 1,447,143 and 1,539,328 common stock equivalent shares for the six month periods ended March 31, 1997 and 1996.


9. During the first six months of 1997, options were exercised with 25,000 shares of common stock issued to certain officers for $22,875. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $474,000 and a tax benefit of approximately $190,000. An additional 628 NBTY common shares were surrendered to the Company, at market price, in payment of a stock subscription receivable and interest in 1997. The average cost of shares was $22.50 in 1997.

     During the first six months of 1996, options were exercised with 860,000 shares of common stock issued to certain officers for an interest bearing note in the amount of $583,900. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $3,065,000 and a tax benefit of approximately $1,200,000.

     In November 1995, options were exercised with shares of common stock issued to certain officers for an interest bearing note in the amount of $437,500. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $2,362,500 and a tax benefit of approximately $920,000.

     The following is a summary of changes in outstanding options for the Company's Stock Option Plans for the six month period ended March 31, 1997:

                                                                      Exercise Price
                                                                      --------------
        Shares under option, September 30, 1996
         (fully exercisable)                            1,523,000      $.63 - $.92
        Options exercised                                 (25,000)            $.92
                                                        ---------
        Shares exercisable, March 31, 1997
         (fully exercisable)                            1,498,000      $.63 - $.92
                                                        =========



                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                     CONDITION and RESULTS of OPERATIONS


Results of Operations:

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:

                                                             Three months         Six months
                                                                ended               ended
                                                               March 31,           March 31,
                                                           ----------------    ----------------
                                                            1997      1996      1997      1996
                                                           ------    ------    ------    ------

    Net sales . . . . . . . . . . . . . . . . . . . . .    100.0%    100.0%    100.0%    100.0%
    Cost and expenses:
      Cost of sales . . . . . . . . . . . . . . . . . .     47.6      50.1      47.6      51.7
      Catalog printing, postage and promotion . . . . .      7.9       9.0       8.1      10.1
      Selling, general and administrative . . . . . . .     27.2      27.2      28.9      30.4
                                                           -----------------------------------
                                                            82.7      86.3      84.6      92.2
                                                           -----------------------------------
    Income from operations. . . . . . . . . . . . . . .     17.3      13.7      15.4       7.8
    Other income (expenses), net. . . . . . . . . . . .     (0.4)     (0.3)     (0.4)     (0.3)
                                                           -----------------------------------
    Income before income taxes. . . . . . . . . . . . .     16.9      13.4      15.0       7.5
    Income taxes. . . . . . . . . . . . . . . . . . . .      6.7       5.2       6.1       2.9
                                                           -----------------------------------
    Net income. . . . . . . . . . . . . . . . . . . . .     10.2%      8.2%      8.9%      4.6%
                                                           ===================================


Results of Operations
---------------------

For the three months ended March 31, 1997 compared to the three months ended March 31, 1996:


    Net sales. Net sales in the second quarter ended March 31, 1997 were $75,018,983 compared with $55,604,762 for the prior comparable period, an increase of $19,414,221 or 34.9%. Mail order sales were $37.9 million, compared to $29.0 for the prior comparable period (increase of $8.9 million or 30.8%), wholesale sales were $27.7 million compared to $21.8 million (increase of $5.9 million or 27.2%) and retail operations were $9.4 million compared to $4.8 million (increase of $4.6 million or 94.6%) due to an increase in the number of retail stores over the comparable period. Approximately 30 new products were introduced during the current three months.

    Costs and expenses. Cost of sales as a percentage of sales was 47.6% for 1997 and 50.1% for 1996. The decrease was associated with lower raw material costs, manufacturing efficiencies and changes in product mix.

    Catalog printing, postage, and promotion expenses were $5,891,318 in 1997, an increase of $906,315 (18.2% increase), from $4,985,003 in
        1996. The increase was primarily attributable to national television advertising for the mail order division. As a percentage of sales, expenses were 7.9% for the current quarter and 9.0% for the prior comparable quarter.

For the three months ended March 31, 1997 compared to the three months ended March 31, 1996:


    Selling, general and administrative expenses were $20,436,739 for the quarter, or 27.2% as a percentage of sales, compared with $15,101,162, or 27.2% as a percentage of sales, an increase of $5,335,577 (35.3% increase). The largest segments are indirect salaries, fringe benefits, freight and building. Increases were primarily in indirect salaries, building, freight and outside services. These expenses increased due to the retail store expansion and the opening of the international mail order operations.

    Other income includes rental income of $87,238 and $135,663 in 1997 and 1996, respectively.

    Income before income taxes was $12,723,382 for 1997 and $7,502,155 for 1996. After income taxes, the Company had a net profit of $7,634,029 (or earnings per share of $0.38) for the three month period ended March 31, 1997, and $4,576,314 (or earnings per share of $0.13) for the three months ended March 31, 1996.

For the six months ended March 31, 1997 compared to the six months ended
    March 31, 1996:

    Net sales. Net sales in the six months ended March 31, 1997 were $122,346,697 compared with $94,193,889 for the prior comparable period, an increase of $28,152,808 or 29.9%. Mail order sales were $52.5 million, compared to $41.5 for the prior comparable period (increase of $11.0 million or 26.6%), wholesale sales were $51.9 million compared to $43.2 million (increase of $8.7 million or 20.1%) and retail operations were $17.9 million compared to $9.3 million (increase of $8.6 million or 91.4%) due to an increase in the number of retail stores over the comparable periods. Approximately 55 new products were introduced over the past six months. Sales for the Company's new mail order operation in the United Kingdom were $1.2 million in 1997 and $0.1 in 1996.

    Costs and expenses. Cost of sales as a percentage of sales was 47.6% for 1997 and 51.7% for 1996. The decrease was associated with lower raw material costs, manufacturing efficiencies and changes in product mix.

    Catalog printing, postage, and promotion expenses were $9,941,476 in 1997, an increase of $392,294 (4.1% increase), from $9,549,182 in
        1996. As a percentage of sales, expenses were 8.1% for the current six months and 10.1% for the prior comparable six months. The increase was primarily attributable to national television advertising and number of catalogs mailed for the mail order division.

For the six months ended March 31, 1997 compared to the six months ended
    March 31, 1996:

    Selling, general and administrative expenses were $35,408,674, or 28.9% as a percentage of sales, compared with $28,617,069, or 30.4% as a percentage of sales, an increase of $6,791,605 (or 23.7%). The largest segments are legal, indirect salaries, fringe benefits, freight and building. Increases were primarily in indirect salaries, building, freight and outside services. These expenses increased due to the retail store expansion and the opening of the international mail order operations.

    Other income includes rental income of $233,901 and $271,325 in 1997 and 1996, respectively.

    Income before income taxes was $18,207,045 for 1997 and $7,090,529 for 1996. After income taxes, the Company had a net profit of $10,924,227 (or earnings per share of $0.54) for the six month period ended March 31, 1997, and $4,325,173 (or earnings per share of $0.22) for the six months ended March 31, 1996.

Liquidity and Capital Resources
-------------------------------

    The Company believes it has adequate working capital to meet its obligations in the normal course of business. On April 3, 1996, the Company renewed a revolving credit agreement with two banks that provides for unsecured borrowings up to $15,000,000 which expires March 31, 1999. At March 31, 1997, there were no borrowings under this agreement. In April 1996, the Company obtained a $6,000,000 first mortgage with a fixed interest rate of 7.375%, collateralized by the underlying real estate. The mortgage has monthly principal and interest payments of $55,196 for fifteen years through 2011. The Company renewed a $10,000,000 capital lease facility.

    Capital improvements:
        The Company has committed to a $4 million automated picking and packing system for its mail-order distribution which will be funded by lease financing.

    Net cash provided by operating activities was $14,559,179 and $5,423,628 in 1997 and 1996, respectively. Net cash used in investing activities was $13,636,956 and $10,436,142 in 1997 and 1996, respectively. Net cash used in financing activities was $448,132 in 1997 and provided by financing activities was $1,869,257 in 1996.

    On October 9, 1995, the Company sold certain assets of its direct-mail cosmetics business for approximately $2,495,000. The Company received $350,000 in cash and non-interest bearing notes aggregating approximately $2,145,000 for inventory, a customer list and other intangible assets. The inventory note was repaid in full in October 1996. In April 1997, the Company received $725,000 as a final payment of the customer list note.

        Management believes that inflation did not have a significant impact on operations.

    This filing contains certain forward-looking statements and information to the Company that are based on the beliefs of management, as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to the Company are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.



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

Item 5.    Other Information

               Not applicable

Item 6.    Exhibits and Reports on Form 8-K

           There was no Form 8-K filed during the second quarter of the fiscal year ending September 30, 1997.



                         NBTY, INC. and SUBSIDIARIES

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       NBTY, INC.
                                       ---------------------------------------


Date  May 2, 1997

                                       /s/  Harvey Kamil
                                       ---------------------------------------
                                       Harvey Kamil, Executive Vice President,
                                          Secretary (Principal Financial and
                                          Accounting Officer)