Form 10-Q
period 1997-06-30
NBTY INC
filed 1997-08-05
CIK 70793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the period ended       June 30, 1997

Commission File Number:       0-10666
                           -------------


                                  NBTY, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                 11-2228617
-------------------------------------   ---------------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


      90 Orville Drive, Bohemia, NY                       11716
----------------------------------------   ------------------------------------
(Address of Principal Executive Offices)               (Zip Code)


Registrant's telephone number, including area code    (516) 567-9500
                                                     ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  [X]     NO  [ ]


Shares of Common Stock as of June 30, 1997:  18,628,491
                                            ------------



                          NBTY, INC. and SUBSIDIARIES

                                     INDEX

PART I    Financial Information

          Condensed Consolidated Balance Sheets - June 30, 1997 and
           September 30, 1996                                             1 - 2

          Condensed Consolidated Statements of Operations - Three
           Months Ended June 30, 1997 and 1996                              3

          Condensed Consolidated Statements of Operations - Nine
           months Ended June 30, 1997 and 1996                              4

          Condensed Consolidated Statements of Cash Flows - Nine
           months Ended June 30, 1997 and 1996                            5 - 6

          Notes to Condensed Consolidated Financial Statements            7 - 9

          Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           10 - 13

PART II   Other Information                                                14

Signature                                                                  15



                          NBTY, INC. and SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                             June 30,       September 30,
                                                               1997             1996
                                                           -------------    -------------
                                                            (Unaudited)

Current assets:

  Cash and cash equivalents                                $   2,915,318    $   9,292,374

  Short-term investments                                      15,540,808       11,024,624

  Accounts receivable, less allowance for doubtful
   accounts of $996,491 in 1997 and $793,669 in 1996          13,012,095       11,625,112

  Inventories                                                 58,682,289       38,070,071


  Deferred income taxes                                        3,155,163        3,155,163

  Prepaid catalog costs and other current assets               7,648,111        5,682,874
                                                           ------------------------------
      Total current assets                                   100,953,784       78,850,218


Property, plant and equipment                                 99,846,582       89,082,883
  less accumulated depreciation and amortization              31,398,648       27,351,258
                                                           ------------------------------
                                                              68,447,934       61,731,625


Intangible assets, net                                         3,748,030        3,974,573


Other assets                                                     514,845          993,785
                                                           ------------------------------

      Total assets                                         $ 173,664,593    $ 145,550,201
                                                           ==============================


           See notes to condensed consolidated financial statements.

                          NBTY, INC. and SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              June 30,      September 30,
                                                                1997             1996
                                                           -------------    -------------
                                                            (Unaudited)

Current liabilities:

  Current portion of long-term debt and capital lease
   obligations                                             $     995,225    $     934,887

  Accounts payable                                            22,807,676       10,943,228

  Accrued expenses                                            15,258,867       14,704,507
                                                           ------------------------------
      Total current liabilities                               39,061,768       26,582,622

Long-term debt                                                14,782,083       15,178,412

Obligations under capital leases                               2,863,638        3,219,127

Deferred income taxes                                          2,827,198        2,827,198

Other liabilities                                                792,985          792,985
                                                           ------------------------------
      Total liabilities                                       60,327,672       48,600,344

Commitments and contingencies

Stockholders' equity:
  Common stock, $.008 par; authorized 25,000,000 shares;
   issued 20,116,676 shares in 1997 and 20,079,676 in
   1996 and outstanding 18,628,491 shares in 1997 and
   18,592,119 shares in 1996                                     160,934          160,638

  Capital in excess of par                                    56,303,677       56,012,910

  Retained earnings                                           60,061,732       44,008,465
                                                           ------------------------------
                                                             116,526,343      100,182,013
  Less 1,488,185 and 1,487,557 treasury shares at cost,
   in 1997 and 1996, respectively                              2,663,167        2,648,256
  Stock subscriptions receivable                                 526,255          583,900
                                                           ------------------------------
      Total stockholders' equity                             113,336,921       96,949,857
                                                           ------------------------------
      Total liabilities and stockholders' equity           $ 173,664,593    $ 145,550,201
                                                           ==============================


           See notes to condensed consolidated financial statements.

                          NBTY, INC. and SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)


                                                                      For the three months
                                                                         ended June 30,
                                                                      1997            1996
                                                                  ------------    ------------

Net sales                                                         $ 61,760,959    $ 47,899,663
                                                                  ----------------------------
Costs and expenses:
  Cost of sales                                                     29,957,848      23,446,374
  Catalog printing, postage and promotion                            4,639,025       3,690,819
  Selling, general and administrative                               18,476,018      14,165,346
                                                                  ----------------------------
                                                                    53,072,891      41,302,539
                                                                  ----------------------------
Income from operations                                               8,688,068       6,597,124
                                                                  ----------------------------

Other income (charges):
  Interest expense                                                    (425,312)       (378,980)
  Miscellaneous, net                                                   285,644         284,545
                                                                  ----------------------------
                                                                      (139,668)        (94,435)
                                                                  ----------------------------
Income before income taxes                                           8,548,400       6,502,689

Income taxes                                                         3,419,360       2,740,042
                                                                  ----------------------------
Net income                                                        $  5,129,040    $  3,762,647
                                                                  ============================

Earnings per common share and common share equivalents            $       0.26    $       0.19
                                                                  ============================

Weighted average common shares and common share equivalents         20,057,856      19,922,954
                                                                  ============================


           See notes to condensed consolidated financial statements.

                          NBTY, INC. and SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)


                                                                       For the nine months
                                                                          ended June 30,
                                                                      1997             1996
                                                                  -------------    -------------

Net sales                                                         $ 184,107,656    $ 142,093,552
                                                                  ------------------------------
Costs and expenses:
  Cost of sales                                                      88,205,269       72,101,151
  Catalog printing, postage and promotion                            14,580,501       13,240,001
  Selling, general and administrative                                53,884,692       42,782,415
                                                                  ------------------------------
                                                                    156,670,462      128,123,567
                                                                  ------------------------------
Income from operations                                               27,437,194       13,969,985
                                                                  ------------------------------

Other income (charges):
  Interest expense                                                   (1,294,232)      (1,017,497)
  Miscellaneous, net                                                    612,483          640,730
                                                                  ------------------------------
                                                                       (681,749)        (376,767)
                                                                  ------------------------------
Income before income taxes                                           26,755,445       13,593,218

Income taxes                                                         10,702,178        5,505,398
                                                                  ------------------------------
Net income                                                        $  16,053,267    $   8,087,820
                                                                  ==============================

Earnings per common share and common share equivalents            $        0.80    $        0.41
                                                                  ==============================

Weighted average common shares and common share equivalents          20,052,391       19,939,042
                                                                  ==============================


           See notes to condensed consolidated financial statements.

                          NBTY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      For the nine month
                                                                        ended June 30,
                                                                     1997            1996
                                                                 ------------    ------------

Net income                                                       $ 16,053,267    $  8,087,820

Adjustments to reconcile net income to cash provided by
 operating activities:
  (Gain), Loss on sale of property, plant and equipment                25,526          (2,250)
  Depreciation and amortization                                     4,582,566       4,003,164
  Provision for allowance for doubtful accounts                       202,822         169,481
  Changes in assets and liabilities, net of acquistions:
    (Increase) decrease in accounts receivable                     (2,636,906)        797,534
    (Increase) decrease in inventories                            (20,612,218)        229,671
    Increase in prepaid catalog costs and other current assets     (1,965,237)     (4,499,475)
    Decrease other assets                                             453,343       2,547,275
    Increase (decrease) in accounts payable                        11,864,448      (5,083,382)
    Increase in accrued expenses                                      880,193       2,298,094
                                                                 ----------------------------
      Net cash provided by operating activities                     8,847,804       8,547,932
                                                                 ----------------------------
Cash flow from investing activities:
  Increase in intangible assets                                                       (40,047)
  Purchase of property, plant and equipment                       (11,092,412)    (11,494,483)
  Proceeds from sale of property, plant and equipment                  20,150           2,250
  Purchase of short-term investments                               (4,516,184)
  Proceeds from sale of direct-mail cosmetics business                                350,000
  Receipt of payments from direct-mail cosmetics business           1,047,101         499,670
                                                                 ----------------------------
      Net cash used in investing activities                       (14,541,345)    (10,682,610)
                                                                 ----------------------------
Cash flows from financing activities:
  Borrowings  under long term debt agreements                                       6,000,000
  Principal payments under long-term debt agreements and
   capital leases                                                    (691,479)       (368,248)
  Purchase of treasury stock                                          (14,911)       (302,247)
  Proceeds from stock options exercised                                22,875          10,980
                                                                 ----------------------------
      Net cash (used in) provided by financing activities            (683,515)      5,340,485
                                                                 ----------------------------
Net (decrease) increase in cash and cash equivalents               (6,377,056)      3,205,807

Cash and cash equivalents at beginning of year                      9,292,374      10,378,476
                                                                 ----------------------------
Cash and cash equivalents at end of quarter                      $  2,915,318    $ 13,584,283
                                                                 ============================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                       $  1,294,232    $  1,012,622
  Cash paid during the period for taxes                          $ 11,067,626    $  2,178,025
                                                                 ============================


      See notes to consolidated condensed financial statements.

                          NBTY, INC. and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the nine months ended June 30, 1997 and 1996


Supplemental non-cash investing and financing information:


The Company entered into capital leases for machinery and equipment aggregating
    $2,635,412 for the nine months ended June 30, 1996.

During the first nine months of 1997, options were exercised with 37,000 shares of common stock issued to certain officers for $22,875 and a note for $10,980. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $643,000 and a tax benefit of approximately $257,200. An additional 628 NBTY common shares were surrendered to the Company, at market price, in payment of a stock subscription receivable and interest in 1997. The average cost of shares was $22.50 in 1997.

During the first nine months of fiscal 1996, options were exercised with 872,000 shares of common stock issued to certain officers for $10,980 and interest bearing notes in the amount of $583,900. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $3,150,000 and a tax benefit of approximately $1,230,000.

On October 9, 1995, the Company sold certain assets of its direct- mail cosmetics business for approximately $2,495,000. The Company received $350,000 in cash and non-interest bearing notes aggregating approximately $2,145,000 for inventory, a customer list and other intangible assets. The inventory note was repaid in full in October 1996. In April 1997, the Company received $725,000 as a final payment of the customer list note.


See notes to condensed consolidated financial statements.

                          NBTY, INC. and SUBSIDIARIES

              NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 1997 and results of operations for the three and nine months ended June 30, 1997 and 1996 and statements of cash flows for the nine months ended June 30, 1997 and 1996. The consolidated condensed balance sheet as of September 30, 1996 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 1996.

2. The results of operations and cash flows for the nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

4. Inventories have been estimated by using the gross profit method for the interim periods. The components of the inventories are as follows:

                                                  June 30,      September 30,
                                                    1997            1996
                                                ------------    -------------
                                                (UNAUDITED)

          Raw materials and work-in-process     $ 35,023,137    $ 18,654,335
          Finished goods                          23,659,152      19,415,736
                                                ----------------------------
                                                $ 58,682,289    $ 38,070,071
                                                ============================

5. Intangible assets, at cost, acquired at various dates are as follows:

                                                June 30,      September 30,
                                                  1997            1996
                                              ------------    -------------
                                              (UNAUDITED)

          Goodwill                            $    469,400    $    469,400
          Customer lists                         8,783,475       8,783,475
          Trademark and  licenses                1,201,205       1,201,205
          Covenants not to  compete              1,304,538       1,304,538
                                              ----------------------------
                                                11,758,618      11,758,618

          Less, accumulated amortization         8,010,588       7,784,045
                                              ----------------------------
                                              $  3,748,030    $  3,974,573
                                              ============================

                          NBTY, INC. and SUBSIDIARIES

6. Accrued expenses:

                                                    June 30,      September 30,
                                                      1997            1996
                                                  ------------    -------------
                                                  (UNAUDITED)

          Payroll and related payroll taxes       $  3,286,118    $  2,730,453
          Customer deposits                          2,499,656       1,862,837
          Accrued purchases                            935,110       1,765,420
          Income taxes payable                       2,115,214       2,670,270
          Other                                      6,422,769       5,675,527
                                                  ----------------------------
                                                  $ 15,258,867    $ 14,704,507
                                                  ============================


7. The Company purchased 46,000 shares of its common stock for $302,247 for the nine months ended June 30, 1996 in open market transactions. The average price per share was $6.57. An additional 628 NBTY common shares were surrendered to the Company at market price in payment of a stock subscription receivable and interest in 1997. The average cost of shares was $22.50 in 1997.

8. Earnings per share are based on the weighted average number of common shares and common equivalent shares outstanding during the three and nine month periods ended June 30, 1997 and 1996. The calculation of earnings per share include 1,429,365 and 1,393,347 common stock equivalent shares for the three months periods ended June 30, 1997 and 1996, respectively. The calculation of earnings per share include 1,441,560 and 1,501,084 common stock equivalent shares for the nine month periods ended June 30, 1997 and 1996, respectively.

9. During the first nine months of 1997, options were exercised with 37,000 shares of common stock issued to certain officers and a director for $22,875 and a note for $10,980. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $643,000 and a tax benefit of approximately $257,200. An additional 628 NBTY common shares were surrendered to the Company, at market price, in payment of a stock subscription receivable and interest in 1997. The average cost of shares was $22.50 in 1997.

   During the first nine months of 1996, options were exercised with 872,000 shares of common stock issued to certain officers for $10,980 and interest bearing notes in the amount of $583,900. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $3,150,000 and a tax benefit of approximately $1,230,000.

   In November 1995, options were exercised with shares of common stock issued to certain officers for an interest bearing note in the amount of $437,500. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $2,362,500 and a tax benefit of approximately $920,000.

                          NBTY, INC. and SUBSIDIARIES

9. Stock options (continued):

   The following is a summary of changes in outstanding options for the Company's Stock Option Plans for the nine month period ended June 30, 1997:

                                                                Exercise Price
                                                                --------------

      Shares under option, September 30, 1996
       (fully exercisable)                         1,523,000     $.63 - $.92

      Options exercised                              (37,000)           $.92
                                                   ---------
      Shares exercisable, June 30, 1997
       (fully exercisable)                         1,486,000     $.63 - $.92
                                                   =========

10. Subsequent event:
      The Company has entered into negotiations to acquire a vitamin and health food retailer that operates 410 stores in the United Kingdom. The Company would finance the purchase with bonds and borrowings through a U.S. bank. The Company has not reached an agreement in principle in connection with this potential transaction.

                          NBTY, INC. and SUBSIDIARIES

               MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                      CONDITION and RESULTS of OPERATIONS


Results of Operations:

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:

                                                   Three months        Nine months
                                                      ended               ended
                                                     June 30,            June 30,
                                                 ----------------    ----------------
                                                  1997      1996      1997      1996
                                                 ------    ------    ------    ------

Net sales  . . . . . . . . . . . . . . . . . .   100.0%    100.0%    100.0%    100.0%
Cost and expenses:
  Cost of sales  . . . . . . . . . . . . . . .    48.5      48.9      47.9      50.7
  Catalog printing, postage and promotion  . .     7.5       7.7       7.9       9.3
  Selling, general and administrative  . . . .    29.9      29.6      29.3      30.1
                                                 -----------------------------------
                                                  85.9      86.2      85.1      90.1
                                                 -----------------------------------

Income from operations . . . . . . . . . . . .    14.1      13.8      14.9       9.9
Other income (expenses), net . . . . . . . . .    (0.3)     (0.2)     (0.4)     (0.3)
                                                 -----------------------------------
Income before income taxes . . . . . . . . . .    13.8      13.6      14.5       9.6

Income taxes   . . . . . . . . . . . . . . . .     5.5       5.7       5.8       3.9
                                                 -----------------------------------
Net income . . . . . . . . . . . . . . . . . .     8.3%      7.9%      8.7%      5.7%
                                                 ===================================


Results of Operations
---------------------

For the three months ended June 30, 1997 compared to the three months ended
    June 30, 1996:

    Net sales. Net sales in the third quarter ended June 30, 1997 were $61,760,959 compared with $47,899,663 for the prior comparable period, an increase of $13,861,296 or 28.9%. Sales increases were across all channels of distribution. Mail order sales were $25.5 million, compared to $21.4 for the prior comparable period (increase of $4.1 million or 19.1%), wholesale sales were $25.4 million compared to $21.2 million (increase of $4.2 million or 20.1%) and retail operations were $10.8 million compared to $5.3 million (increase of $5.5 million or 103.1%) due to an increase in the number of retail stores over the comparable period. Comparable store sales for stores open for more than one year were up $1,318,023 (or 27.8%) over the quarter ended June 30, 1996.

    Costs and expenses. Cost of sales as a percentage of sales was 48.5% for 1997 and 48.9% for 1996. The decrease was associated with changes in product mix.

    Catalog printing, postage, and promotion expenses were $4,639,025 in 1997, an increase of $948,206 (25.7% increase), from $3,690,819 in 1996. The increase was primarily attributable to national television advertising for the mail order division. As a percentage of sales, expenses were 7.5% for the current quarter and 7.7% for the prior comparable quarter.

                          NBTY, INC. and SUBSIDIARIES

               MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                      CONDITION and RESULTS of OPERATIONS


Results of Operations (continued)
---------------------------------

For the three months ended June 30, 1997 compared to the three months ended
    June 30, 1996:

    Selling, general and administrative expenses were $18,476,018 for the quarter, or 29.9% as a percentage of sales, compared with $14,165,346, or 29.6% as a percentage of sales, an increase of $4,310,672 (30.4% increase). The largest segments are indirect salaries and payroll fringe benefits, freight and building. Increases were primarily in indirect salaries, building, freight and outside services. These expenses increased due to the retail store expansion and the opening of the international mail order operations.

    Other income includes rental income of $57,401 and $135,663 in 1997 and 1996, respectively.

    Income before income taxes was $8,548,400 for 1997 and $6,502,689 for 1996.
        After income taxes, the Company had a net profit of $5,129,040 (or earnings per share of $0.26) for the three month period ended June 30, 1997, and $3,762,647 (or earnings per share of $0.19) for the three months ended June 30, 1996.


For the nine months ended June 30, 1997 compared to the nine months ended
    June 30, 1996:

    Net sales. Net sales in the nine months ended June 30, 1997 were $184,107,656 compared with $142,093,552 for the prior comparable period, an increase of $42,014,104 or 29.6%. Sales increases were across all channels of distribution. Mail order sales were $78.0 million, compared to $62.9 for the prior comparable period (increase of $15.1 million or 24.0%), wholesale sales were $77.4 million compared to $64.4 million (increase of $13.0 million or 20.1%) and retail operations were $28.7 million compared to $14.7 million (increase of $14.0 million or 95.8%) due to an increase in the number of retail stores over the comparable periods. Comparable store sales for stores open for more than one year were up $1,845,553 (or 15.1%) over the nine months ended June 30, 1996. Approximately 70 new products were introduced over the past nine months. Sales for the Company's new mail order operation in the United Kingdom were $1.6 million in 1997 and $0.5 in 1996.

    Costs and expenses. Cost of sales as a percentage of sales was 47.9% for 1997 and 50.7% for 1996. The decrease was associated with lower raw material costs, manufacturing efficiencies and changes in product mix.

    Catalog printing, postage, and promotion expenses were $14,580,501 in 1997, an increase of $1,340,500 (10.1% increase), from $13,240,001 in 1996.
        As a percentage of sales, expenses were 7.9% for the current nine months and 9.3% for the prior comparable nine months. The increase in expenditures was primarily attributable to national television advertising and number of catalogs mailed for the mail order division.

                          NBTY, INC. and SUBSIDIARIES

        MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                      CONDITION and RESULTS of OPERATIONS


Results of Operations (continued)
---------------------------------

For the nine months ended June 30, 1997 compared to the nine months ended
    June 30, 1996:

    Selling, general and administrative expenses were $53,884,692, or 29.3% as a percentage of sales, compared with $42,782,415, or 30.1% as a percentage of sales, an increase of $11,102,277 (or 26.0%). The largest segments are legal, indirect salaries, fringe benefits, freight and building. Increases were primarily in indirect salaries, building, freight and outside services. These expenses increased due to the retail store expansion and the opening of the international mail order operations.

    Other income includes rental income of $291,302 and $406,988 in 1997 and 1996, respectively.

    Income before income taxes was $26,755,445 for 1997 and $13,593,218 for 1996. After income taxes, the Company had a net profit of $16,053,267 (or earnings per share of $0.80) for the nine month period ended June 30, 1997, and $8,087,820 (or earnings per share of $0.41) for the nine months ended June 30, 1996.

Liquidity and Capital Resources
-------------------------------

    The Company believes it has adequate working capital to meet its obligations in the normal course of business. On April 3, 1996, the Company renewed a revolving credit agreement with two banks that provides for unsecured borrowings up to $15,000,000 which expires June 30, 1999. At June 30, 1997, there were no borrowings under this agreement. In April 1996, the Company obtained a $6,000,000 first mortgage with a fixed interest rate of 7.375%, collateralized by the underlying real estate. The mortgage has monthly principal and interest payments of $55,196 for fifteen years through 2011. The Company renewed a $10,000,000 capital lease facility and has approximately $7 million remaining available at June 30, 1997.

    The Company has entered into negotiations to acquire a vitamin and health food retailer that operates 410 stores in the United Kingdom. The Company would finance the purchase with bonds and borrowings through a U.S. bank. The Company has not reached an agreement in principle in connection with this potential transaction.

    Capital improvements:
        The Company has committed to a $4 million automated picking and packing system for its mail-order distribution which will be funded by lease financing.

    Net cash provided by operating activities was $8,847,804 and $8,547,932 in 1997 and 1996, respectively. Net cash used in investing activities was $14,541,345 and $10,682,610 in 1997 and 1996, respectively, primarily for purchases of property, plant and equipment in connection with the company's capital expansion program. Net cash used in financing activities was $683,515 in 1997, primarily due to principal payments on debt and provided by financing activities was $5,340,485 in 1996, due to borrowings under the revolving credit agreement.

                          NBTY, INC. and SUBSIDIARIES

               MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                      CONDITION and RESULTS of OPERATIONS


Liquidity and Capital Resources (continued)
-------------------------------------------

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

                          NBTY, INC. AND SUBSIDIARIES

                           PART II OTHER INFORMATION


Item 1. Legal Proceedings

        LITIGATION:

        There have been no material developments with respect to litigation that occurred during this reporting period. Reference is made to
            Item 3, Legal Proceedings in Form 10- K for the year ended September 30, 1996.

Item 2. Changes in Securities
            Not applicable.

Item 3. Defaults upon Senior Securities Not applicable.
            Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
            Not applicable.

Item 5. Other Information
            Not applicable

Item 6. Exhibits and Reports on Form 8-K

        There was no Form 8-K filed during the third quarter of the fiscal year ending September 30, 1997.

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



Date  August 5, 1997

                                        /s/ Harvey Kamil
                                        ---------------------------------------
                                        Harvey Kamil, Executive Vice President,
                                           Secretary (Principal Financial and
                                           Accounting Officer)