Form 10-K
period 1997-09-30
NBTY INC
filed 1997-12-24
CIK 70793

FORM 10-K
                   SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 1997.
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to__________________.

                       Commission file number 0-10666
                                 NBTY, INC.
             (Exact name of registrant as specified in charter)

           DELAWARE                        11-2228617
           --------                        ----------
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)         Identification No.)

           90 Orville Drive                       11716
           ----------------                       -----
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

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System at December 15, 1997 was approximately $416,970,372.

The number of shares of Common Stock of the registrant outstanding at December 15, 1997 was approximately 20,121,379.

Documents Incorporated by Reference: Form 8-K, dated as of August 7, 1997.


                                   PART I

Item 1.  BUSINESS

General

      NBTY, Inc. (the "Company" or "NBTY"), collectively with its subsidiaries is a manufacturer and marketer of nutritional supplements in the United States. It sells more than 650 products consisting of vitamins and other nutritional supplements such as minerals, amino acids and herbs. Vitamins, minerals and amino acids are sold as a single vitamin and in multi-vitamin combinations and in varying potency levels in powder, tablet, soft gel, chewable, and hard shell capsule form. The Company's branded products are sold by independent and chain pharmacies, wholesalers, supermarkets and health food stores and by direct mail.

      In August, 1997, NBTY acquired Holland & Barrett ("H&B"), one of the leading nutritional supplement retailers in the United Kingdom which presently has 420 locations. Prior to the acquisition by NBTY, H&B marketed a broad line of nutritional supplement products, including vitamins, minerals and other nutritional supplements (approximately 58% of H&B's revenues for its fiscal year 1997) and food products, including fruits and nuts, confectionery and other items (approximately 42% of H&B's revenues for its fiscal year 1997).

Marketing and Distribution

      The Company markets its products through different channels of distribution: wholesale-retail and direct mail and is supplemented by H&B's retail position in the United Kingdom ("U.K.").

      Direct Mail.   The Company offers, through direct mail, its full line
of vitamins and other nutritional supplement products as well as selected personal care items under its Puritan's Pride brand name at prices which are normally at a discount from those of similar products sold in retail stores.

      Domestic Retail. The Company operates 127 retail locations in thirty-eight states and the territory of Guam under the name Vitamin World. Additionally, it has approximately 40 more locations which it has, or expects to have, under lease by the end of 1998. Such locations carry a full line of the Company's products under the Vitamin World brand name and also carries products manufactured by others. Through direct interaction between the Company's personnel and the public, the Company is able to identify buying trends, customer preferences or dislikes, acceptances of new products and price trends in various regions of the country. This information is useful in initiating sales programs for all divisions of the Company.

      International Retail. The Company has expanded sales of various products to many countries throughout Europe, Asia and Latin America. In the United Kingdom, the Company has leased warehouses for distribution of its products.

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

      H&B. H&B's product range is classified into two categories: nutritional supplement products which generated approximately 58% of total sales in fiscal year 1997, and food products which generated approximately 42% of total sales in fiscal year 1997. Nutritional supplement products include herbal and alternative remedies, sports nutrition, aromatherapy, and diet products. Food product lines include fruit and nuts, confectionery, chilled and frozen foods, beverages and milk, vegetarian foods, herbal teas, water and juices, honeys and spreads, breakfast foods, condiments and biscuits.

Sales and Advertising

      NBTY. NBTY has approximately 400 sales employees located throughout the U.S. in its Vitamin World stores, and 70 employees who sell to NBTY's wholesale distributors. In addition, NBTY sells through commissioned sales representative organizations. For the fiscal years ended September 30, 1996 and 1997, NBTY spent approximately $11.3 million and $9.1 million, respectively, on advertising in print media, including cooperative advertising. NBTY creates its own advertising materials through a staff of approximately 22 employees. H&B employed an average of 1,979 sales employees in its retail stores. H&B runs advertisements weekly in four national newspapers. It also conducts approximately 17 promotions per year at its retail locations in addition to manager's specials. Six times per year H&B publishes a glossy magazine with articles and promotional materials.

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

      The Company's manufacturing process places special emphasis on quality control. All raw materials used in production initially are held in quarantine during which time the Company's laboratory employees assay the production against the manufacturer's certificate of analysis. Once cleared, a lot number is assigned, samples are retained and the material is processed by formulating, mixing and granulating, compression and sometimes coating operations. After the tablet is manufactured, laboratory employees test its weight, purity, potency, dissolution and stability. When products such as vitamin tablets are ready for bottling, the Company's automated equipment counts the tablets, inserts them into bottles, adds a tamper-resistant cap with an inner safety seal and affixes a label. The Company uses computer-generated documentation for picking and packing for order fulfillment.

      The principal raw materials used in the manufacturing process are natural and synthetic vitamins purchased from bulk manufacturers in the United States, Japan and Europe. Although raw materials are available from numerous sources, one supplier currently provides approximately 12% of the Company's purchases, and no other single supplier accounts for more than 10% of the Company's raw material purchases.

Research and Development

      In 1995, 1996 and 1997, the Company did not expend any significant amounts for research and development of new products.

Government Regulation

      United States. The manufacturing, packaging, labeling, advertising, distribution and sale of NBTY's products are subject to regulation by one or more federal agencies, the most active of which is the federal Food and Drug Administration ("FDA"). The Company's products are also subject to regulation by the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the U.S. Department of Agriculture and the Environmental Protection Agency and by various agencies of the states and localities and foreign countries in which NBTY's products are sold. In particular, the FDA, pursuant to the Federal Food, Drug, and Cosmetic Act ("FDCA") regulates the production, packaging, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, and over-the-counter ("OTC") drugs.
 In addition, the FTC has jurisdiction to regulate advertising of dietary supplements and OTC drugs, while the U.S. Postal Service regulates advertising claims with respect to such products sold by mail order.

      The FDCA has been amended several times with respect to dietary supplements, most recently by the Dietary Supplement Health and Education Act of 1994 ("DSHEA") and the Nutrition Labeling and Education Act of 1990 ("NLEA"). DSHEA, enacted on October 15, 1994, introduced a new statutory framework governing the composition and labeling of dietary supplements. With respect to composition, DSHEA creates a new class of "dietary supplements", dietary ingredients consisting of vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. On the other hand, a new dietary ingredient (one not on the market before October 15, 1994) requires proof that it has been used as an article of food without being chemically altered, or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. The FDA must be supplied with such evidence at least 75 days before the initial use of a new dietary ingredient. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that the Company may decide to use, and the FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as food additives requiring FDA pre-approval prior to marketing.

      As for labeling, DSHEA permits "statements of nutritional support" for dietary supplements without FDA pre-approval. Such statements may describe how particular dietary ingredients affect the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being (but may not state that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease). A company making a statement of nutritional support must possess substantiating evidence for the statement, disclose on the label that the FDA has not reviewed that statement and that the product is not intended for use for a disease, and notify the FDA of the statement within 30 days after its initial use. However, there can be no assurance that the FDA will not determine that a given statement of nutritional support that the Company decides to make is a drug claim rather than an acceptable nutritional support statement. Such a determination would require deletion of the drug claim or the Company's submission and the FDA's approval of a new drug application ("NDA"), which would entail costly and time-consuming clinical studies. In addition, DSHEA allows the dissemination of "third party literature", publications such as reprints of scientific articles linking particular dietary ingredients with health benefits. Third party literature may be used in connection with the sale of dietary supplements to consumers at retail or by mail order. Such a publication mat be distributed if, among other things, it is not false or misleading, no particular manufacturer or brand of dietary supplement is mentioned, and a balanced view of available scientific information on the subject matter is presented. There can be no assurance, however, that all pieces of third party literature that may be disseminated in connection with the Company's products will be determined by the FDA to satisfy each of these requirements, and any such failure could subject the product involved to regulation as a new drug.

      Management anticipates that the FDA may promulgate good manufacturing practice ("GMP") regulations authorized by DSHEA, which are specific to dietary supplements. GMP regulations would require supplements to be prepared, packaged and held in compliance with such rules, and may require similar quality control provisions contained in the GMP regulations for drugs. The Company currently manufactures its vitamins and nutritional supplement products pursuant to the applicable food GMP rules. There can be no assurance that, if the FDA adopts GMP regulations specific to dietary supplements, NBTY will be able to comply with such GMP rules upon promulgation or without incurring material expenses to do so.

      The FDA has proposed, but not yet finalized, regulations to implement certain labeling provisions of DSHEA. In addition, further DSHEA labeling regulations are expected to be proposed by the FDA once the agency receives the final report of the expert Commission on Dietary Supplement Labels, established by DSHEA to provide recommendations on labeling claims for supplements. The Commission on Dietary Supplements issued its draft report in June 1997. It is uncertain when the final report will be issued or when the FDA will propose further regulations. NBTY cannot determine what effect such regulations, when promulgated, will have on its business in the future.
 There can be no assurance that such regulations will not require expanded or different labeling for NBTY's vitamins and nutritional products or, among other things, require the recall, reformulation or discontinuance of certain products, additional recordkeeping, warnings, notification procedures and expanded documentation of the properties of certain products and scientific substantiation regarding ingredients, product claims, safety or efficacy.

      NLEA prohibits the use of any health claim (as distinguished from "statements of nutritional support" permitted by DSHEA) for foods, including dietary supplements, unless the health claim is supported by significant scientific agreement and is pre-approved by the FDA. To date, the FDA has approved the use of health claims for dietary supplements only in connection with the use of calcium for osteoporosis and the use of folic acid for neural tube defects.

      The FDA has broad authority to enforce the provisions of the FDCA applicable to dietary supplements, including the power to seize adulterated or misbranded products or unapproved new drugs, to request their recall from the market, to enjoin their further manufacture or sale, to publicize information about hazardous products, to issue warning letters and to institute criminal proceedings. Although the regulation of dietary supplements is less restrictive than that imposed upon drugs and food additives, there can be no assurance that dietary supplements will continue to be subject to the less restrictive statutory scheme and regulations currently in effect. Further, there can be no assurance that, if more stringent statutes are enacted or regulations are promulgated, the Company will be able to comply with such statutes and regulations without incurring material expenses to do so.

      The over-the-counter ("OTC") pharmaceutical products distributed by the Company are subject to regulation by a number of Federal and State governmental agencies. In particular, the FDA regulates the formation, manufacture, packaging and labeling of all OTC pharmaceutical products pursuant to a monograph system specifying OTC active drug ingredients that are generally recognized as safe and effective for particular therapeutic conditions. Compliance with applicable FDA monographs is required for the lawful interstate sale of OTC drugs. The FDA has the same above-noted enforcement powers for violations of the FDCA by drug manufacturers as it does for such violations by dietary supplement producers.

      The FTC, which exercises jurisdiction over the advertising of dietary supplements, has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees and the payment of fines by the companies involved. In addition, the FTC has increased its scrutiny of infomercials. The Company is currently subject to an FTC consent decree for past advertising claims for certain of its products, and the Company is required to maintain compliance with this decree under pain of civil monetary penalties.
Further, the U.S. Postal Service has issued cease and desist orders against certain mail order advertising claims made by dietary supplement manufacturers, including NBTY, and NBTY is required to maintain compliance with this order, also under pain of civil monetary penalties.

      The Company is also subject to regulation under various international, state and local laws that include provisions regulating, among other things, the marketing of dietary supplements and the operations of direct sales programs. The Company may be subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations that considers favorable, such as DSHEA, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. These regulations could, however, require the reformation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional recordkeeping requirements, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's results of operations and financial condition.

      United Kingdom. In the U.K., the manufacture, advertising, sale and marketing of food products is regulated by a number of government agencies including the Ministry of Agriculture, Fisheries and Food and the Department of Health. In addition, there are various independent committees and agencies that report to the government, such as the Food Advisory Committee, which suggests appropriate courses of action by the relevant government department where there are areas of concern relating to food, and the Committee on Toxicity, which reports to the Department of Health. The relevant legislation governing the sale of food includes the Food Safety Act 1990, which sets out general provisions relating to the sale of food; for example, this law makes it unlawful to sell food that is harmful to human health. In addition, there are various statutory instruments and European Community ("E.C.") regulations governing specific areas such as the use of sweeteners, coloring and additives in food. Trading standards officers under the control of the Department of Trade and Industry also regulate matters such as the cleanliness of the properties on which food is produced and sold.

      Food that has medicinal properties may fall under the jurisdiction of the Medicines Control Agency ("MCA"), a regulatory authority whose responsibility is to ensure that all medicines sold or supplied for human use in the U.K. meet acceptable standards of safety, quality and efficacy. These standards are determined by the 1968 Medicines Act together with an increasing number of E.C. regulations and directives laid down by the European Union. The latter take precedence over national laws. The MCA has a "borderline department" which determines when food should be treated as a medicine and should therefore fall under the relevant legislation relating to medicines. The MCA operates as the agent of the licensing authority (the United Kingdom Health Ministers) and its activities cover every facet of medicines controlled in the U.K. including involvement in the development of common standards of medicine controlled in Europe. The MCA is responsible, for example, for licensing, inspection and enforcement to ensure that legal requirements concerning manufacture, distribution, sale, labeling, advertising and promotion are upheld.

Trademarks

      NBTY. NBTY owns trademarks registered with the United States Patent and Trademark Office and many foreign jurisdictions for its Nature's Bounty, Good'N Natural, Hudson, American Health, Natural Wealth, Puritan's Pride and Vitamin World trademarks and has rights to use other names essential to its business. U.S. registered trademarks have a perpetual life as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. NBTY regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the marketing of its products. NBTY vigorously protects its trademarks against infringement.

      H&B. H&B owns trademarks registered with the appropriate U.K. authorities for its Holland & Barrett trademark and has rights to use other names essential to its business.

Employees

      NBTY . As of September 30, 1997, NBTY (excluding H&B) employed approximately 1,460 persons, of whom 350 are in executive and administrative capacities, approximately 70 are in wholesale sales, 400 are in the Vitamin World stores and the balance are in manufacturing, shipping and packaging. None of the Company's employees are represented by a labor union. The Company believes its relationship with its employees is excellent.

      H&B. During fiscal year 1997, H&B employed an average of 2,195 persons, of whom 99 worked in executive or administrative capacities, 1,979 worked in retail stores and 117 worked in warehouse and distribution. There is no trade union representation at H&B. H&B management believes that its relationship with its employees is excellent.

Item 2.  PROPERTIES

      NBTY. NBTY owns a total of approximately 800,000 square feet of plant facilities located at 60, 90, 105 and 115 Orville Drive in Bohemia, New York, 4320 Veterans Memorial Highway, Holbrook, and 35 Cartwright Loop, Bayport, New York. The Company is constructing approximately a 100,000 square foot manufacturing facility on the 62 acre parcel it owns in Bayport, New York and is completing the purchase of a 120,000 square foot building at 2100 Smithtown Avenue, Ronkonkoma, New York. NBTY also leases approximately 10,000 square feet of warehouse space in Southampton, England and approximately 10,000 square feet of warehouse space in Reno, Nevada. NBTY leases and operates 127 retail locations under the name Vitamin World in the U.S. and Guam. The stores have an average selling area of 1,200 square feet. Generally, NBTY leases the properties for three to five years at annual base rents ranging from $12,000 to $94,000 and percentage rents in the event sales exceed a specified amount.

      H&B. H&B leases all of the locations of its 420 retail stores for terms ranging between 10 and 25 years at varying rents. No percentage rents are payable. H&B leases approximately 9,000 square feet of space in Hinckley (U.K.) for executive and administrative staff and also leases a 44,500 square foot facility in Hinkley for warehouse and distribution space.

Item 3.  LEGAL PROCEEDINGS

      NBTY. NBTY and certain other companies in the industry have been named as defendants in cases arising out of the ingestion of products
containing L-Tryptophan.   NBTY had been named in more than 265 such
lawsuits, of which 4 are still pending against NBTY. The other 261 lawsuits have been settled at no cost to NBTY. NBTY's supplier of L-Tryptophan agreed to indemnify NBTY and the other companies named in the lawsuits through the final resolution of all cases involving L-Tryptophan. In addition, the supplier has posted, for the benefit of NBTY and the other companies named in the lawsuits, a revolving, irrevocable letter of credit of $20 million to be used in the event that the supplier is unable or unwilling to satisfy any claims or judgments. While not all of these suits quantify the amount demanded, NBTY believes that the amount required to either settle these cases or to pay judgments rendered therein will be paid by the supplier or by NBTY's product liability insurance carrier.

      In October 1994, litigation was commenced in the U.S. District Court, Eastern District of New York, against NBTY and two of its officers. An Amended Complaint was filed in October 1996, alleging that false and misleading statements and representations were made concerning NBTY's sales and earnings estimates for the fiscal years ending September 30, 1993 and 1994 and the fiscal quarters of 1994. Plaintiffs' case has been certified as a class action. NBTY and its officers deny allegations of the Amended Complaint and have vigorously contested the litigation. In 1994, prior to commencement of the lawsuit, NBTY purchased a directors and officers Indemnity Policy. On October 17, 1997, a Memorandum of Understanding was entered into between the Company and the attorneys representing the Plaintiff class agreeing to a settlement of the lawsuit for eight million dollars, of which $4.4 million is cash and $3.6 million is in stock of NBTY.
 The Company has the option to substitute a cash payment of $3.6 million in lieu of issuing shares of stock. Subsequently, the Company entered into a Stipulation of Settlement calling for, among other things, a total cash payment of $8 million in settlement of the lawsuits. The Company has been notified by its insurance carrier that it is willing to reimburse the Company to the extent of $2.65 million.

      H&B. H&B is not involved in any litigation believed to be material to its business or operations.

      Miscellaneous Claims and Litigations. The Company is involved in miscellaneous claims and litigation, which taken individually or in the aggregate, would not materially impact on the Company's financial position or its business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On February 24, 1997, at the annual meeting of the shareholders, the following directors were elected for a three year term: Aram Garabedian, Bernard G. Owen and Alfred Sacks.

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

                         PRICE RANGE OF COMMON STOCK

      The Common Stock is traded in the over-the-counter market and is included for quotation on the National Association of Securities Dealers National Market System under the trading symbol "NBTY". The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock, as reported on NASDAQ/NMS:

Fiscal year ended September 30, 1996


                                            High      Low
                                            ----      ---

      First Quarter                        5-3/4      4
      Second Quarter                       7-13/16    4-5/8
      Third Quarter                       11-3/8      7-7/16
      Fourth Quarter                      17-7/8      9-3/8

Fiscal year ended September 30, 1997
      First Quarter                       20-1/2     13-1/2
      Second Quarter                      23-1/2     14-3/8
      Third Quarter                       28-1/2     14-5/8
      Fourth Quarter                      34-1/2     18-3/8


      On December 15, 1997, the closing sale price of the Common Stock was $27.00. There were approximately 617 record holders of Common Stock as of December 15, 1997. The Company believes that there were in excess of 10,000 beneficial holders of Common Stock as of such date.


Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars and shares in thousands, except per share amounts)


                                    1993       1994       1995       1996       1997
                                  ----------------------------------------------------

Selected Income
Statement Data:

Net Sales                         $138,430   $156,057   $178,760   $194,403   $281,407
Costs & Expenses:
  Cost of Sales                     67,951     79,891     93,875     95,638    135,886
  Catalog, printing,
   postage & promotion              11,507     14,786     19,262     17,635     19,227
  Selling, general
   & administrative                 42,776     49,208     56,728     58,515     86,588
  Litigation settlement costs            0          0          0          0      6,368
                                  ----------------------------------------------------

Income from operations              16,196     12,172      8,895     22,615     33,338

Interest expense                    (1,227)      (914)    (1,084)    (1,445)    (6,655)
Other, net                             743      1,285        571      1,203      2,033
                                  ----------------------------------------------------
Income before income taxes          15,712     12,543      8,382     22,373     28,716
Income taxes                         5,939      4,767      3,246      9,021     11,486
                                  ----------------------------------------------------
Net income                        $  9,773   $  7,776   $  5,136   $ 13,352   $ 17,230
                                  ====================================================

Per Share Data:
Earnings per
 common share:
  Primary                         $   0.53   $   0.38   $   0.26   $   0.67   $   0.86
  Fully-diluted                   $   0.53   $   0.38   $   0.26   $   0.67   $   0.86

Weighted average
 number of shares
 outstanding:
  Primary                           18,435     20,257     19,974     19,976     20,054
  Fully-diluted                     18,523     20,257     19,974     19,976     20,057

Selected Balance Sheet Data:

Working capital                   $ 42,869   $ 39,462   $ 40,665   $ 52,268   $ 63,480
Total assets                      $102,647   $115,112   $123,529   $145,550   $542,738
Long-term debt, capital lease
 obligations and promissory note
 payable, less current portion*   $  8,265   $  7,566   $ 10,924   $ 18,397   $336,056
Total stockholders' equity        $ 70,002   $ 78,017   $ 82,615   $ 96,950   $117,060

--------------------
<F*>  Includes Senior Subordinated Debt of $148,763 and Promissory Note of
      $170,000 in 1997.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

      This annual report on Form 10-K contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for and market acceptance of new and existing products, as well as other risks and uncertainties detailed from time to time in the filings of the Company with the Securities and Exchange Commission.

Results of Operations

      The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:


                                       Year Ended September 30
                                       -----------------------
                                        1995     1996     1997
                                       -----------------------

Net sales                              100.0%   100.0%   100.0%

Costs and expenses:
  Cost of sales                         52.5     49.2     48.3
  Catalog printing, postage,
   & promotion                          10.8      9.1      6.8
  Selling, general & administrative     31.7     30.1     30.8
  Litigation                             0.0      0.0      2.3
                                       -----------------------
                                        95.0     88.4     88.2
                                       -----------------------

Income from operations                   5.0     11.6     11.8
Interest expense and other              (0.3)    (0.1)    (1.6)
                                       -----------------------

Income before income taxes               4.7     11.5     10.2
Income taxes                             1.8      4.6      4.1
                                       -----------------------

Net income                               2.9%     6.9%     6.1%
                                       =======================


1997 Compared to 1996

      Net Sales. Net sales for 1997 were $281.4 million, an increase of $87.1 million or 44.8% over 1996. Of the $87.1 million increase, $28.0 million was attributable to mail order, $43.6 million to retail sales and $15.5 million to wholesale sales. Retail sales attributable to the Holland & Barrett acquisition in August 1997 was $23.7 million. Without Holland & Barrett, sales would have increased 32.5%

      Costs and Expenses. Cost of sales for 1997 was $135.9 million, compared with $95.6 million for the prior year. Gross profit increased to $51.7% in 1997 from 50.8% in 1996. Such increase was due to various factors, including increased sales of new products and generally higher margins on products as well as lower manufacturing costs resulting from increased productivity. The Company's strategy is to increase in-house manufacturing while decreasing the use of outside suppliers.

      Catalog, Printing, Postage and Promotion. Catalog printing, postage and promotion for 1997 was $19.2 million, an increase of $1.6 million over 1996. Such costs as a percentage of sales were 6.8% in 1997 and 9.1% in 1996. The decrease was mainly due to more efficient printing and mailing methods and increased sales Company wide.

      Selling, General and Administrative.  Selling, General and
Administrative expenses for 1997 was $86.6 million, a $28.1 million increase over 1996; as a percentage of net sales, these costs were 30.8% and 30.1% in 1997 and 1996, respectively. Increase payroll costs and building costs resulted from the acquisition of Holland & Barrett.

      Litigation. The Company agreed to settle a class action lawsuit. See Legal Proceedings, page 7 hereof.

      Income Taxes. The Company's effective tax rate remained consistent at 40% in 1997 and 1996.

      Interest Expense. Interest expense was $6.7 million, an increase of $5.2 million. Interest associated with the Holland & Barrett acquisition aggregated $1.7 million. In addition, the Company recorded a loss of approximately $2.3 million in connection with the settlement of a Treasury-Lock instrument.

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

      Selling, General and Administrative. Selling, general and administrative expenses for 1996 was $58.5 million, an increase of $1.8 million over 1995; as a percentage of net sales, these costs were 30.1% in 1996 and 31.7% in 1995. Decreases in payroll fringes and other miscellaneous costs were offset by increases in outlet store rentals and professional fees.

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

Liquidity and Capital Resources.

      Working capital was $63.5 million at September 30, 1997, compared with $52.3 million on September 30, 1996, an increase of $11.2 million.

      In September 1997, the Company entered into a $50 million Credit & Guarantee Agreement (CGA) which expires September 30, 2003. The CGA provides for borrowings for working capital and general corporate purposes.
 Virtually all the Company's assets are secured under the CGA and subject to normal banking terms and conditions and the maintenance of various financial ratios and covenants the CGA provides that loans be made under a selection of rate formulas including Prime or Eurocurrency rates. At September 30, 1997, there were no borrowings outstanding under this facility.

      Additionally, the Company issued $150 million 8-5/8% senior subordinated Notes ("Notes") due in 2007. The Notes are unsecured and subordinated in right payment for all existing and future indebtedness of the Company.

      In connection with the acquisition of Holland & Barrett (H&B), the Company issued two promissory notes (the "Promissory Notes") totalling approximately $169,000,000 plus interest, as consideration for the purchase of the capital stock of H&B. The Promissory Notes, which were collateralized by two letters of credit issued by a lending institution, were paid in full in October, 1997.

      In May, 1997, the Company purchased land and a building for a purchase price of approximately $600,000 with operating funds.

      The Company believes that existing cash balances internally-generated funds from operations and amounts available under CGA will provide sufficient liquidity to satisfy the Companies working capital needs for the next 24 months and to finance anticipated capital expenditures incurred in the ordinary course of business.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      A market risk sensitive instrument entered into for purposes other than trading. In connection with the H&B acquisition, the Purchase Agreement and related documents were executed on August 7, 1997. NBTY issued two promissory notes (the "promissory Notes") totaling approximately $169.0 million as consideration for the purchase of the capital stock of H&B. The Promissory Notes, which were collateralized by two letters of credit issued by The Chase Manhattan Bank were paid on October 17, 1997.

      In connection with the Acquisition, NBTY entered into a $50.0 million revolving credit facility for borrowings for working capital and general corporate purposes.

      In addition, the Company recorded a loss of approximately $2.3 million in connection with the settlement of a Treasury-Lock instrument.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See attached financial statements.  Part IV, Item 14. Exhibits.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                  PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below are the names and other relevant information regarding officers, directors, and significant employees of the Company as of December 15, 1997. Their stated positions are as follows:


                                                Year     Commencement
                                                first     of term of
                                               elected    office as
Name                   Age    Position         Director     Officer
---------------------------------------------------------------------

Scott Rudolph           40    Chairman of
                              the Board
                              and President      1986        1986

Harvey Kamil            53    Executive Vice
                              President,
                              Secretary          ----        1982

Barry Drucker           49    Senior Vice
                              President-Sales    ----        1985

Patricia E. Ciccarone   41    Vice President-
                              Vitamin World      ----        1992

James P. Flaherty       40    Vice President-
                              Advertising        ----        1988

Abraham K. Kleinman     72    Vice President-
                              Manufacturing      ----        1982

Jean Palladino          62    Vice President-
                              Hudson             ----        1988

Abraham Rubenstein      67    Vice President-
                              Mail Order         ----        1985

William J. Shanahan     39    Vice President-
                              Data Processing    ----        1988

Robert Silverman        35    Vice President-
                              Good'N Natural     ----        1991

James A. Taylor         57    Vice President-
                              Production         ----        1982

William Doherty         47    Vice President-
                              Merchandising      ----        1996

Arthur Rudolph          69    Director           1971        1971

Aram Garabedian         62    Director           1971        ----

Bernard G. Owen         69    Director           1971        ----

Alfred Sacks            70    Director           1971        ----

Murray Daly             70    Director           1971        ----

Glenn Cohen             38    Director           1988        ----

Bud Solk                64    Director           1994        ----

Nathan Rosenblatt       40    Director           1994        ----


      The Directors of the Company are elected to serve a three year term or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders meeting or until removal by the Board, whether with or without cause.

      Scott Rudolph is the Chairman of the Board of Directors, President, Chief Executive Officer and is a shareholder of the Company. Mr. Rudolph founded U.S. Nutrition Corp., a mail order vitamin company in 1976, which was purchased by NBTY in 1986. He is the Chairman of Dowling College, Long Island, New York. He joined NBTY in 1986. He is the son of Arthur Rudolph.

      Harvey Kamil is Executive Vice President, Chief Financial Officer and Secretary. He is on the Board of Directors of the Council for Responsible Nutrition. He joined NBTY in 1982.

      Barry Drucker is Senior Vice President of Sales.  He joined NBTY in
1976.

      Patricia E. Ciccarone is Vice President of Vitamin World. She previously served as Director of Stores for Park Lane, a 500 store hosiery chain. She joined NBTY in 1988.

      James P. Flaherty is Vice President of Advertising.  He joined NBTY in
1979.

      Abraham H. Kleinman is Vice President of Manufacturing. He joined NBTY in 1973.

      Jean Palladino is Vice President of The Hudson Corporation. She joined NBTY in 1986.

      Abraham Rubenstein is Vice President of Mail Order.  He joined NBTY in
1985.

      William J. Shanahan is Vice President of Data Processing. He joined NBTY in 1980.

      Robert Silverman is Vice President of Good'N Natural. He joined NBTY in 1985.

      James E. Taylor is Vice President of Production.  He joined NBTY in
1981.

      William Doherty is Vice President of Merchandising.  He joined NBTY in
1994.


      Arthur Rudolph founded Arco Pharmaceuticals, Inc., NBTY's predecessor, in 1960 and served as NBTY's Chief Executive Officer and Chairman of the Board of Directors since that date until his resignation in September 1993.
 He remains a member of the Board of Directors and was responsible for the formation of NBTY in 1971. He is the father of Scott Rudolph.

      Aram Garabedian has been since 1988, a real estate developer in Rhode Island. He was associated with NBTY and its predecessor, Arco
Pharmaceuticals, Inc., for 20 years in a sales capacity and as an officer. He has served as a director since 1971.

      Bernard G. Owen has been associated with Cafiero, Cuchel and Owen Insurance Agency, Pitkin, Owen Insurance Agency and Wood-HEW Travel Agency for more than the past five years. He currently serves as Chairman of these firms

      Alfred Sacks has been engaged as President of Al Sacks, Inc., an insurance agency for the past thirty years.

      Murray Daly, formerly a Vice President of J. P. Egan Office Equipment Co., is currently a consultant to the office equipment industry.

      Glenn Cohen has been the President of Glenn-Scott Landscaping and Design for more than five years.

      Bud Solk has been President of Chase/Ehrenberg & Rosene, Inc., an advertising and marketing agency located in Chicago, Illinois since 1995. Previously, Mr. Solk had been President of Bud Solk Associates, Inc., which he founded in 1958.

      Nathan Rosenblatt is the President and Chief Executive Officer of Ashland Maintenance Corp., a commercial maintenance organization located in Long Island, New York.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)   Security Ownership of Certain Beneficial Owners

Securities ownership of persons owning of record, or beneficially, 5% or more of the outstanding Common Stock, as of September 30, 1997. The Company is not aware of any other beneficial holders of 5% or more of the Common Stock. All information with respect to beneficial ownership, set forth in the foregoing stock ownership table, is based on information furnished by the shareholder, director or officer, or contained in filings made with the Securities and Exchange Commission.


                                         Amount & Nature    Percent
                 Name and Address of      of Beneficial        of
Title of Class    Beneficial Owner        Ownership (1)    Class (1)
--------------------------------------------------------------------

Common Stock     Scott Rudolph              3,127,315         16.0
(Par Value       90 Orville Drive           Record and
$.008)           Bohemia, NY 11716          Beneficial

Common Stock     Harvey Kamil                 685,631          3.6
(Par Value       90 Orville Drive           Record and
$.008)           Bohemia, NY 1716           Beneficial

Common Stock     NBTY, Inc.                 1,062,228          5.7
(Par Value       Profit Sharing Plan        Record and
$.008)                                      Beneficial

--------------------
<F1>  Includes shares issuable upon exercise of options held by executive officers and directors.


(b)   Security Ownership of Management (directors and Officers)


                                         Amount & Nature    Percent
                 Name and Address of      of Beneficial        of
Title of Class    Beneficial Owner        Ownership (1)    Class (1)
--------------------------------------------------------------------

Common Stock     Scott Rudolph(2)           3,127,315         16.0
(Par Value       90 Orville Drive           Record and
$.008)           Bohemia, NY 11716          Beneficial

Common Stock     Harvey Kamil                 685,631          3.6
(Par Value       90 Orville Drive           Record and
$.008)           Bohemia, NY 11716          Beneficial

Common Stock     Arthur Rudolph               647,982          3.5
(Par value       90 Orville Drive           Record and
$.008)           Bohemia, NY 11716          Beneficial

Common Stock     Barry Drucker                 98,799         Nil
(Par Value       90 Orville Drive           Record and
$.008)           Bohemia, NY 11716          Beneficial

Common Stock     Aram Garabedian               14,000         Nil
(Par Value       90 Orville Drive           Record and
$.008)           Bohemia, NY 11716          Beneficial

Common Stock     Bernard G. Owen               27,500         Nil
(Par Value       90 Orville Drive           Record and
$.008)           Bohemia, NY 11716          Beneficial

Common Stock     Alfred Sacks                  14,000         Nil
(Par Value       90 Orville Drive           Record and
$.008)           Bohemia, NY 11716          Beneficial

Common Stock     Murray Daly                   12,000         Nil
(Par Value       90 Orville Drive           Record and
$.008)           Bohemia, NY 11716          Beneficial

Common Stock     Glenn Cohen                   29,000         Nil
(Par Value       90 Orville Drive           Record and
$.008)           Bohemia, NY 11716          Beneficial

Common Stock     Bud Solk                      ---            ---
(Par Value       90 Orville Drive
$.008)           Bohemia, NY 11716

Common Stock     Nathan Rosenblatt             ---            ---
(Par Value       90 Orville Drive
$.008)           Bohemia, NY 11716

Common Stock     All Directors,             4,084,057         20.4
(Par Value       Officers and as a          Record and
$.008)           group (11 persons)         Beneficial

--------------------
<F1>  Each named person or group is deemed to be the beneficial owner of securities which may be acquired within 60 days through the exercise or conversion of options, if any, and such securities are deemed to be outstanding for the purpose of computing the percentage beneficially owned by such person or group. Such securities are not deemed to be outstanding for the purpose of computing the percentage of class beneficially owned by any person or group. Accordingly, the indicated number of shares includes shares issuable upon exercise of options (including employee stock options) and any other beneficial ownership of securities held by such person or group.
<F2>  Includes shares held in a Trust created by Arthur Rudolph for the benefit of Scott Rudolph and others.


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

Vesting

      Once an employee is eligible, a portion of the stock in his or her account becomes "vested" each year, as follows:


Number of Years   Percentage of Shares
   of Service       earned each year
--------------------------------------

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

      During the fiscal year ended September 30, 1997, the following transactions occurred:

      A. Gail Radvin, Inc., a corporation wholly-owned by Gail Radvin, received commissions from the Company totalling $540,593 on account of sales of $8,630,559 made in certain foreign countries. Gail Radvin is the sister of Arthur Rudolph (a director) and the aunt of Scott Rudolph (Chairman and President).

      B. Chase/Ehrenberg & Rosene, Inc., a company partly owned by Bud Solk, a director, placed advertising for the Company and received commissions of $14,237.

      C. Cafiero, Cuchel & Owen, a company partly-owned by Bernard G. Owen, a director, received $428,643 in premiums for various policies obtained for the Company.

      D. Glenn-Scott Landscaping & Design, a company owned by Glenn Cohen, a director, performed landscaping and maintenance on the Company's properties and received $63,482 in compensation.

      E. Arthur Rudolph, a director, has been retained under a Consulting Agreement, at an annual fee of $344,637, payable monthly, which Agreement expires on December 31, 1997. The Company and Mr. Rudolph are presently negotiating a renewal of the Agreement.


                                   PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE AND REPORTS ON FORM 8-K

      (a) The following documents are filed as a part of this report


                                                                Page
                                                               Number
                                                               ------
1.    Financial Statements

      Report of Independent Accountants                         F-1

      Consolidated Balance Sheets as of
      September 30, 1997 and 1996                               F-2

      Consolidated Statements of Income for the years
      ended September 30, 1997, 1996 and 1995                   F-3

      Consolidated Statements of Stockholders' Equity
      for the years ended September 30, 1997, 1996 and 1995     F-4

      Consolidated Statements of Cash Flows for the years
      ended September 30, 1997, 1996 and 1995                F-5 to F-6

      Notes to Consolidated Financial Statements             F-7 to F-18

2.    Financial Statement Schedule

      Schedule  II                                              S-1

      Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

3.    Exhibits

27.   Financial Data Schedule

      (b)  Report on Form 8-K dated as of August 7, 1997


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: December 18, 1997           By: /s/ Scott Rudolph
                                       ----------------------------------
                                       Scott Rudolph
                                       President, Chief Executive Officer

Dated: December 18, 1997           By: /s/ Harvey Kamil
                                       ----------------------------------
                                       Harvey Kamil
                                       Executive Vice President and
                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 18, 1997           By: /s/ Scott Rudolph
                                       ----------------------------------
                                       Scott Rudolph
                                       Chairman, President and
                                       Chief Executive Officer

Dated: December 18, 1997           By: /s/ Arthur Rudolph
                                       ----------------------------------
                                       Arthur Rudolph, Director

Dated: December 18, 1997           By: /s/ Aram Garabedian
                                       ----------------------------------
                                       Aram Garabedian, Director

Dated: December 18, 1997           By: /s/ Bernard G. Owen
                                       ----------------------------------
                                       Bernard G. Owen, Director

Dated: December 18, 1997           By: /s/ Alfred Sacks
                                       ----------------------------------
                                       Alfred Sacks, Director

Dated: December 18, 1997           By: /s/ Murray Daly
                                       ----------------------------------
                                       Murray Daly, Director

Dated: December 18, 1997           By: /s/ Glenn Cohen
                                       ----------------------------------
                                       Glenn Cohen, Director

Dated: December 18, 1997           By: /s/ Bud Solk
                                       ----------------------------------
                                       Bud Solk, Director

Dated: December 18, 1997           By: /s/ Nathan Rosenblatt
                                       ----------------------------------
                                       Nathan Rosenblatt, Director


                         NBTY, INC. AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995



REPORT of INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of NBTY, Inc.:


We have audited the consolidated financial statements and the financial statement schedule of NBTY, Inc. and Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NBTY, Inc. and Subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                       COOPERS & LYBRAND L.L.P.


Melville, New York
November 6, 1997.


NBTY, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 1997 and 1996
(Dollars and shares in thousands)


ASSETS:                                               1997        1996
                                                    --------------------

Current assets:
  Cash and cash equivalents                         $ 18,419    $  9,292
  Short-term investments                               8,362      11,024
  Accounts receivable, less allowance
   for doubtful accounts of $991
   in 1997 and $794 in 1996                           15,701      11,625
  Inventories                                         75,936      38,070
  Deferred income taxes                                6,032       3,155
  Prepaid catalog costs and other
   current assets                                     18,885       5,683
                                                    --------------------
      Total current assets                           143,335      78,849
Cash held in escrow                                  144,262
Property, plant and equipment, net                   108,173      61,732
Intangible assets, net                               140,447       3,975
Other assets                                           6,521         994
                                                    --------------------
      Total assets                                  $542,738    $145,550
                                                    ====================



LIABILITIES AND STOCKHOLDERS' EQUITY:                 1997        1996
                                                    --------------------

Current liabilities:
  Current portion of long-term debt and capital
   lease obligations                                $  1,016    $    935
  Accounts payable                                    44,514      10,943
  Accrued expenses                                    34,325      14,705
                                                    --------------------
      Total current liabilities                       79,855      26,583
Long-term debt                                       163,447      15,178
Obligations under capital                              2,700       3,219
Promissory note payable                              169,909
Deferred income taxes                                  7,474       2,827
Other liabilities                                      2,293         793
                                                    --------------------
      Total liabilities                              425,678      48,600
                                                    --------------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.008 par; authorized 25,000
   shares; issued 20,117 shares in 1997 and
   20,080 shares in 1996 and outstanding
   18,614 shares in 1997 and 18,593 shares
   in 1996                                               161         160
  Capital in excess of par                            56,304      56,014
  Retained earnings                                   61,238      44,008
                                                    --------------------
                                                     117,703     100,182
Less 1,503 and 1,487 treasury shares
 at cost, in 1997 and 1996, respectively              (3,206)     (2,648)
Stock subscriptions receivable                                      (584)
Cumulative translation adjustment                      2,563
                                                    --------------------
      Total stockholders' equity                     117,060      96,950
                                                    --------------------
      Total liabilities and stockholders' equity    $542,738    $145,550
                                                    ====================


See notes to consolidated financial statements.


NBTY, Inc. and Subsidiaries
Consolidated Statements of Income
Years ended September 30, 1997, 1996 and 1995
(Dollars and shares in thousands, except per share amounts)


                                                1997        1996        1995
                                              --------------------------------

Net sales                                     $281,407    $194,403    $178,760
                                              --------------------------------

Costs and expenses:
  Cost of sales                                135,886      95,638      93,875
  Catalog printing, postage and promotion       19,227      17,635      19,262
  Selling, general and administrative           86,588      58,515      56,728
  Litigation settlement costs                    6,368
                                              --------------------------------
                                               248,069     171,788     169,865
                                              --------------------------------

Income from operations                          33,338      22,615       8,895
                                              --------------------------------

Other income (expense):
  Interest, net                                 (6,655)     (1,445)     (1,084)
  Miscellaneous, net                             2,033       1,203         571
                                              --------------------------------
                                                (4,622)       (242)       (513)
                                              --------------------------------

Income before income taxes                      28,716      22,373       8,382

Income taxes                                    11,486       9,021       3,246
                                              --------------------------------

      Net income                              $ 17,230    $ 13,352    $  5,136
                                              ================================

Net income per share                          $   0.86    $   0.67    $   0.26
                                              ================================

Weighted average common shares outstanding      20,054      19,976      19,974
                                              ================================


See notes to consolidated financial statements.




NBTY, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years ended September 30, 1997, 1996 and 1995
(Dollars and shares in thousands)


                                   Common stock                            Treasury stock
                                 ----------------                        -----------------      Stock     Cumulative
                                 Number of         Capital in   Retained Number of          subscriptions translation
                                  shares   Amount excess of par earnings  shares    Amount   receivable   adjustment   Total
                                 --------- ------ ------------- -------- ---------  ------  ------------- -----------  -----

Balance, September 30, 1994       18,778    $150     $53,209    $25,520    1,213   $  (863)                           $ 78,016

Net income for year ended
 September 30, 1995                                               5,136                                                  5,136
Exercise of stock options            430       3         212                                                               215
Tax benefit from exercise of
 stock options                                           731                                                               731
Purchase of treasury stock,
 at cost                                                                     228    (1,483)                             (1,483)
                                  --------------------------------------------------------------------------------------------

Balance, September 30, 1995       19,208     153      54,152     30,656    1,441    (2,346)                             82,615

Net income for year ended
 September 30, 1996                                              13,352                                                 13,352
Exercise of stock options            872       7         588                                   $(584)                       11
Tax benefit from exercise of
 stock options                                         1,274                                                             1,274
Purchase of treasury stock,
 at cost                                                                      46      (302)                               (302)
                                  --------------------------------------------------------------------------------------------

Balance, September 30, 1996       20,080     160      56,014     44,008    1,487    (2,648)     (584)                   96,950

Net income for year ended
 September 30, 1997                                              17,230                                                 17,230
Gain on foreign currency
 translation                                                                                                $2,563       2,563
Exercise of stock options             37       1          33                                                                34
Tax benefit from exercise of
 stock options                                           257                                                               257
Repayment of stock
 subscriptions receivable
 for options exercised                                                                            96                        96
Stock tendered as payment
 for options exercised                                                        16      (558)      488                       (70)
                                  --------------------------------------------------------------------------------------------

Balance, September 30, 1997       20,117    $161     $56,304    $61,238    1,503   $(3,206)    $   -        $2,563    $117,060
                                  ============================================================================================


See notes to consolidated financial statements.


NBTY, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended September 30, 1997, 1996 and 1995
(Dollars in thousands)


                                                                  1997         1996        1995
                                                                ---------------------------------

Cash flows from operating activities:
  Net income                                                    $  17,230    $ 13,352    $  5,136
  Adjustments to reconcile net income to cash provided by
   operating activities:
    Loss on disposal/sale of property, plant and equipment             31                     374
    Depreciation and amortization                                   8,167       5,623       4,840
    Provision (recovery) for allowance for doubtful accounts          197         216         (18)
    Deferred income taxes                                          (2,750)       (642)        685
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                          (4,048)      1,616      (2,120)
      Inventories                                                 (19,545)     (2,036)      4,454
      Prepaid catalog costs and other current assets               (4,499)        487        (264)
      Other assets                                                     47         675       1,124
      Accounts payable                                             13,694      (5,468)      3,160
      Accrued expenses                                             14,590       5,690       2,810
      Other liabilities                                             1,500          24         275
      Income tax receivable                                                                 1,300
                                                                ---------------------------------
        Net cash provided by operating activities                  24,614      19,537      21,756
                                                                ---------------------------------

Cash flows from investment activities:
  Increase in intangible assets                                    (1,843)        (67)     (1,064)
  Purchase of property, plant and equipment                       (21,092)    (15,750)    (11,548)
  Proceeds from sale of property, plant and equipment                  20           4
  Proceeds from sale of short-term investments                      2,662
  Purchase of short-term investments                                          (11,024)
  Receipt of payments on notes from sale of direct mail
   cosmetics business                                               1,047         741
  Proceeds from sale of direct mail cosmetic business                             350
  Cash from acquisition                                             5,580
                                                                ---------------------------------
        Net cash used in investing activities                     (13,626)    (25,746)    (12,612)
                                                                ---------------------------------

Cash flows from financing activities:
  Net payments under line of credit agreement                                              (5,000)
  Proceeds from bond offering, net of discount                    148,763
  Cash held in escrow                                            (144,262)
  Bond issue costs                                                 (5,575)
  Borrowings under long-term debt agreements                                    6,000       2,400
  Principal payments under long-term debt agreements
   and capital leases                                                (932)       (586)       (798)
  Purchase of treasury stock                                          (70)       (302)     (1,292)
  Proceeds from stock options exercised                                34          11          24
  Repayment of stock subscription receivable                           96
                                                                ---------------------------------
        Net cash (used in) provided by financing activities        (1,946)      5,123      (4,666)
                                                                ---------------------------------

Effect of exchange rate changes on cash and cash equivalents           85
                                                                ---------------------------------

Net increase (decrease) in cash and cash equivalents                9,127      (1,086)      4,478

Cash and cash equivalents at beginning of year                      9,292      10,378       5,900
                                                                ---------------------------------

Cash and cash equivalents at end of year                        $  18,419    $  9,292    $ 10,378
                                                                =================================

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                      $   2,717    $  1,454    $  1,086

  Cash paid during the period for income taxes                  $  14,008    $  5,387    $  1,649


Non-cash investing and financing information:


In connection with the acquisition of Holland & Barrett Holdings Ltd. on August 7, 1997, the Company issued two promissory notes aggregating $170,000 as consideration for the purchase of capital stock. Such notes were paid in October 1997 from the cash held in escrow at September 30, 1997. (See Note
2)

During fiscal 1997, 1996 and 1995, options were exercised with shares of common stock issued to certain officers and directors. Accordingly, the tax benefit of approximately $257, $1,274 and $731 for the years ended September 30, 1997, 1996 and 1995, respectively, was recorded as an increase in capital in excess of par and a reduction in taxes currently payable. In addition, during fiscal 1997, common stock was surrendered to the Company in satisfaction of $488 of the stock subscription outstanding at September 30, 1996. (See Note 12)

During fiscal 1996, the Company entered into capital leases for machinery and equipment aggregating $2,635.

On October 9, 1995, the Company sold certain assets of its direct-mail cosmetics business for $2,495. The Company received $350 in cash and non-interest bearing notes aggregating $2,145 for inventory, a customer list and other intangible assets. The inventory note was repaid in full in October 1996. In April 1997, the Company received the final payment of the customer list note. (See Note 3)


See notes to consolidated financial statements.


NBTY, Inc. and Subsidiaries
Notes to Financial Statements
(In thousands, except per share amounts)


1.    Business Operations and Summary of Significant Accounting Policies:

      Business operations

      NBTY, Inc., formerly Nature's Bounty, Inc. (the "Company"), manufactures and distributes vitamins, food supplements and health and beauty aids primarily in the United States and the United Kingdom. The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Environmental Protection Agency and the United States Postal Service.

      Within the United Kingdom ("U.K."), the manufacturing, advertising, sales and marketing of food products is regulated by a number of governmental agencies including the Ministry of Agriculture, Fisheries and Food, the Department of Health, the Food Advisory Committee and the Committee on Toxicity, among others.

      Principles of consolidation and basis of presentation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

      Revenue recognition

      The Company recognizes revenue upon shipment or, with respect to its own retail store operations, upon the sale of products. The Company has no single customer that represents more than 10% of annual net sales or accounts receivable as of and for the years ended September 30, 1997, 1996 and 1995.

      Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Inventories

      Inventories are stated at the lower of cost or market. Cost is determined on the weighted average method which approximates first-in, first-out basis. The cost elements of inventory include materials, labor and overhead. One supplier provided approximately 12% of the Company's purchases in 1997 and 1996. In fiscal 1995, no one supplier provided more than 10% of purchases.

      Prepaid catalog costs

      Mail order production and mailing costs are capitalized as prepaid catalog costs and charged to expense over the catalog period, which typically approximates three months.

      Advertising expense

      All media (television, radio, magazine) and cooperative advertising costs are generally expensed as incurred. Total expenses relating to advertising and promotion for fiscal 1997, 1996 and 1995 were $11,338, $9,098 and $8,823, respectively.

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

      Foreign currency translation

      The financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for revenues, expenses, and gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholder's equity.

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

      Common shares and earnings per share

      Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. For 1997, common stock equivalents, which consisted of common shares issuable upon the exercise of outstanding stock options, were 1,441. Common stock equivalents are not included in income per share computations in 1996 and 1995 since their effect on the calculation is immaterial.

      Reclassifications

      Certain reclassifications have been made to conform prior year amounts to the current year presentation.

      Accounting changes

      Effective October 1, 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" No. 123. As permitted by SFAS No. 123, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As the Company has not granted any options during fiscal 1997 or 1996, there would not have been any impact on the Company's financial position or results of operations on a pro forma basis.

      Effective October 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that certain assets be reviewed for impairment and, if impaired, be measured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS No. 121 at October 1, 1996 and its application during fiscal 1997 had no material impact on the Company's financial position or results of operations.

      New accounting standards

      In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." The statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. The statement requires the presentation of both "basic" and "diluted" EPS on the face of the income statement with a supplementary reconciliation of the amounts used in the calculations. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Had the statement been required to be implemented for the periods presented, the effect on EPS would have been insignificant.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

      In addition, in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

      Both of these new standards are effective for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The implementation of these new standards will not affect the Company's results of operations and financial position, but may have an impact on future financial statement disclosures.


2.    Acquisition of Holland & Barrett Holdings Ltd.:

      On August 7, 1997, the Company acquired all of the issued and outstanding capital stock of Holland & Barrett Holdings Ltd. ("H&B") from Lloyds Chemist's plc ("Lloyds") for an aggregate purchase price of approximately $169,000 plus acquisition costs of approximately $811. The acquisition has been accounted for under the purchase method and, accordingly, the results of operations are included in the financial statements from the date of acquisition. H&B markets a broad line of nutritional supplement products, including vitamins, minerals and other nutritional supplements and food product. At the date of acquisition, H&B operated approximately 410 retail stores in the United Kingdom.

      The Company issued to Lloyds two promissory notes (the "Promissory Notes") totaling approximately $170,000 as consideration for the purchase of capital stock of H&B. The Promissory Notes, which are collateralized by two letters of credit issued by a lending institution, were paid in full in October 1997.

      In connection with the Acquisition, the Company (i) entered into a $50,000 revolving credit facility (the "Revolving Credit Facility"), which provides borrowings for working capital and general corporate purposes, and (ii) issued $150,000 in Senior Subordinated Notes due 2007.

      Assets acquired and liabilities assumed include cash ($5,580), inventory ($18,045), other current assets ($11,078), property, plant and equipment ($31,554), and current and long-term liabilities ($27,154 and $4,058, respectively). The excess cost of investment over the net book value of H&B at the date of acquisition resulted in an increase in goodwill of $133,725 which will be amortized over 25 years. Additionally, finance related costs of approximately $5,600 will be amortized over 10 years.

      The following unaudited condensed pro forma information presents a summary of consolidated results of operations of the Company and H&B as if the acquisition had occurred at the beginning of fiscal 1996, with pro forma adjustments to give effect to the amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma information, which does not give effect to anticipated intercompany product sales, is not necessarily indicative of the results of operations had H&B been acquired as of the earliest period presented below.


                              September 30,    September 30,
                                  1997             1996
                              -------------    -------------

      Net sales                 $428,953         $345,305
      Net income                $ 12,458         $  6,110
      Net income per share      $   0.62         $   0.31


3.    Sale of Direct-Mail Cosmetics Business:

      On October 9, 1995, the Company sold certain assets of its direct-mail cosmetics business for $2,495. The Company received $350 in cash and non interest bearing notes aggregating $2,145 for inventory, a customer list and other intangible assets. Revenues applicable to this marginally unprofitable business were $137 and $8,284 for fiscal 1996 and 1995, respectively.
      The inventory note was repaid in full in October 1996 and, in April 1997, the Company received the final payment of the customer list note.


4.    Inventories:


                                                             September 30,
                                                          --------------------
                                                            1997        1996

      Raw materials                                       $ 29,892    $ 17,132
      Work-in-process                                        3,516       1,523
      Finished goods                                        42,528      19,415
                                                          --------------------
                                                          $ 75,936    $ 38,070
                                                          ====================


5.    Property, Plant and Equipment:


                                                             September 30,
                                                          --------------------
                                                            1997        1996

      Land                                                $  5,050    $  4,765
      Buildings and leasehold improvements                  47,819      38,088
      Machinery and equipment                               33,540      28,560
      Furniture and fixtures                                53,552       8,484
      Transportation equipment                               1,015         641
      Computer equipment                                    14,635       8,545
                                                          --------------------
                                                           155,611      89,083
        Less accumulated depreciation and amortization      47,438      27,351
                                                          --------------------
                                                          $108,173    $ 61,732
                                                          ====================

      Depreciation and amortization of property, plant and equipment for the years ended September 30, 1997, 1996 and 1995 was approximately $7,104, $4,974 and $3,190, respectively.

      Property, plant and equipment includes approximately $4,051 for assets recorded under capital leases for fiscal 1997 and 1996.


6.    Intangible Assets:

      Intangible assets, at cost, acquired at various dates are as follows:


                                            September 30,
                                         -------------------    Amortization
                                           1997        1996        period

      Goodwill                           $136,972    $   469       20-40
      Customer lists                        9,816      8,784        6-15
      Trademark and licenses                1,201      1,201         2-3
      Covenants not to compete              1,305      1,305         5-7
                                         -------------------
                                          149,294     11,759
        Less accumulated amortization       8,847      7,784
                                         -------------------
                                         $140,447    $ 3,975
                                         ===================

      Amortization included in the consolidated statements of income under the caption "selling, general and administrative expenses" in 1997, 1996 and 1995 was approximately $1,063, $649 and $776, respectively.


7.    Accrued Expenses:


                                             September 30,
                                           ------------------
                                            1997       1996

      Litigation settlement costs          $ 5,600

      Payroll and related payroll taxes      4,185    $ 2,731
      Customer deposits                      2,363      1,863
      Accrued purchases and interest         2,800
      Income taxes payable                   7,456      2,670
      Other                                 11,921      7,441
                                           ------------------
                                           $34,325    $14,705
                                           ==================


8.    Long-Term Debt:


                                                                        September 30,
                                                                     -------------------
                                                                       1997       1996

      Senior debt:
        8-5/8% Senior subordinated notes due 2007, net of
        unamortized discount of $1,237 (a)                           $148,763
      Mortgages:
        First mortgage, payable in monthly principal and interest
         (10.375%) installments (b)                                     7,317    $ 7,447
        First mortgage payable in monthly principal and interest
         (9.73%) installments of $25 (c)                                2,169      2,258
        First mortgage, payable in monthly principal and interest
         (7.375%) installments of $55 (d)                               5,693      5,926
                                                                     -------------------
      Revolving credit agreement (e)
                                                                      163,942     15,631
        Less current portion                                              495        453
                                                                     -------------------
                                                                     $163,447    $15,178
                                                                     ===================

      (a) In September 1997, the Company issued 10-year Senior Subordinated Notes due 2007. The Notes are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company. The Company is in the process of registering these Notes under the Securities Act of 1933 through an exchange offer. Such Exchange Notes, once issued, will have terms substantially identical to the original Notes.

      (b) In September 1990, the Company obtained an $8,000 first mortgage, collateralized by the underlying building, issued through the Town of Islip, New York Industrial Development Agency. The taxable bond, held by an insurance company, has monthly principal and interest payments of $75 for ten years through 2000, with a final payment of $6,891 in September 2000.

      (c) In November 1994, the Company purchased a building which it previously occupied under a long-term lease. The purchase price of approximately $3,090 was funded with $690 in cash and the balance through a 15-year mortgage note payable. This agreement contains various restrictive covenants which require the maintenance of certain financial ratios and limits capital expenditures.

      (d) In April 1996, the Company obtained a $6,000 first mortgage with a fixed interest rate of 7.375%, collateralized by the underlying real estate. The mortgage has monthly principal and interest payments of $55 for fifteen years through 2011.

      (e)  In September 1997, the Company entered into a Revolving
           Credit Agreement (the "Agreement") with five banks that provides for borrowings up to $50,000, which expires September 23, 2003. Virtually all of the Company's assets serve as collateral under the Agreement, which is subject to normal banking terms and conditions. The Agreement provides that loans may be made under a selection of rate formulas including Prime or Euro currency rates. The Agreement provides for the maintenance of various financial ratios and covenants. As of September 30, 1997, there were no outstanding borrowings under the Agreement.

      Required principal payments of long-term debt are as follows:


       Years ended
      September 30,

       1998          $    495
       1999               539
       2000             7,420
       2001               444
       2002               481
       Thereafter     154,563
                     --------
                     $163,942
                     ========

      In August 1997, in connection with the promissory notes issued as consideration for the purchase of H&B, the Company was issued two standby letters of credit aggregating $170,000. At September 30, 1997, there were no borrowings outstanding under the letters of credit. As of October 17, 1997, upon payment of the promissory notes, the letters of credit were cancelled.

      In 1997, the Company recorded a loss of $2,265 in connection with an interest rate lock which was settled on October 28, 1997.


9.    Capital Lease Obligations:

      The Company enters into various capital leases for machinery and equipment which provide the Company with bargain purchase options at the end of such lease terms. Future minimum payments under capital lease obligations as of September 30, 1997 are as follows:


      1998                                                       $  759
      1999                                                          759
      2000                                                          759
      2001                                                          759
      2002                                                          692
      Thereafter                                                    172
                                                                 ------
                                                                  3,900

      Less, amount representing interest                            679
                                                                 ------

      Present value of minimum lease payments (including $521
       due within one year)                                      $3,221
                                                                 ======


10.   Income Taxes:

Provision (benefit) for income taxes consists of the following:


                          Year ended September 30,
                         ---------------------------
                          1997       1996      1995

      Federal

        Current          $14,207    $7,551    $2,225
        Deferred          (2,530)     (501)      637

      State
        Current            1,218     2,112       336
        Deferred            (220)     (141)       48

      Foreign benefit     (1,189)
                         ---------------------------
      Total provision    $11,486    $9,021    $3,246
                         ===========================

      The following is a reconciliation of the income tax expense computed using the statutory federal income tax rate to the actual income tax expense and its effective income tax rate.


                                                                Year ended September 30,
                                          ---------------------------------------------------------------------
                                                  1997                     1996                    1995
                                          ---------------------    --------------------    --------------------
                                                     Percent of              Percent of              Percent of
                                                       pretax                  pretax                  pretax
                                          Amount       income      Amount      income      Amount      income

      Income tax expense at
       statutory rate                     $10,051      35.0%       $7,831      35.0%       $2,850       34.0%

      State income taxes, net
       of federal income tax benefit          649       2.3%        1,281       5.7%          254        3.0%

      Other, individually less than 5%        786       2.7%          (91)     (0.4%)         142        1.7%
                                          ------------------------------------------------------------------
      Actual income tax provision         $11,486      40.0%       $9,021      40.3%        $3,246      38.7%
                                          ==================================================================

      The components of deferred tax assets and liabilities are as follows:


                                                                     1997       1996

      Deferred tax assets:
        Current:
          Inventory capitalization                                  $   351    $   243
          Accrued expenses and reserves not currently deductible      5,350      2,591
          Tax credits                                                   331        321
                                                                    ------------------
            Current deferred tax assets                               6,032      3,155
                                                                    ------------------
        Noncurrent:
          Intangibles                                                   333        335
          Reserves not currently deductible                             188        200
                                                                    ------------------
            Total noncurrent                                            521        535
                                                                    ------------------

      Deferred tax liabilities:
        Property, plant and equipment                                (7,995)    (3,362)
                                                                    ------------------
            Net deferred tax (liability) asset                      $(1,442)   $   328
                                                                    ==================

      Available state tax credits of $331 and $321 in 1997 and 1996, respectively, are scheduled to expire through fiscal 2002.


11.   Commitments:

      Leases

      The Company conducts retail operations under operating leases which expire at various dates through 2020. Some of the leases contain renewal options and provide for additional rentals based upon sales plus certain tax and maintenance costs.

      Future minimal rental payments under the retail location and other leases that have initial or noncancelable lease terms in excess of one year at September 30, 1997 are as follows:


          Year ending
         September 30,

          1998            $ 25,322
          1999              24,501
          2000              23,522
          2001              22,176
          2002              20,804
          Thereafter       161,623
                          --------
                          $277,948
                          ========

      Operating lease rental expense, including real estate tax and maintenance costs, and leases on a month to month basis were approximately $7,750, $1,979 and $1,248 for the years ended
      September 30, 1997, 1996 and 1995, respectively.

      Purchase commitments

      The Company was committed to make future purchases under various purchase order arrangements with fixed price provisions aggregating approximately $26,102 and $12,923 at September 30, 1997 and 1996, respectively.

      Capital commitments

      The Company had approximately $15,800 in open capital commitments related to a manufacturing facility and computer hardware and software at September 30, 1997.

      Employment and consulting agreements

      The Company has employment agreements with two of its officers. The agreements, which expire in January 2004, provide for minimum salary levels, including cost of living adjustments, and also contain provisions regarding severance and changes in control of the Company. The commitment for salaries as of September 30, 1997 was approximately $749 per year.

      The Company also has a two-year consulting agreement with its former chairman and current director which expires on December 31, 1997. Such agreement requires annual payments of approximately $350. The parties are presently negotiating a renewal of the agreement under substantially comparable terms. In addition, an entity owned by a relative of an officer received sales commissions of $541, $417 and $510 in 1997, 1996 and 1995, respectively.


12.   Stock Option Plans:

      The Board of Directors approved the issuance of 2,220 non-qualified options on September 23, 1990, exercisable at $0.63 per share, which options terminate on September 23, 2000. In addition, on March 11, 1992, the Board approved the issuance of an aggregate of 1,800 non-qualified stock options to directors and officers, exercisable at $0.92 per share, and expiring on March 10, 2002. The exercise price of each of the aforementioned issuances was in excess of the market price at the date such options were granted.

      During fiscal 1997, options were exercised with 37 shares of common stock issued to certain officers and a director for $23. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $643 and a tax benefit of approximately $257 which was credited to capital in excess of par.

      During fiscal 1996, options were exercised with 872 shares of common stock issued to certain officers and directors for $11 and interest bearing notes in the amount of $584. As a result of the exercise of these options, the Company was entitled to a compensation deduction for tax purposes of approximately $3,145 and a tax benefit of approximately $1,274 which was credited to capital in excess of par.

      During fiscal 1995, options were exercised with 430 shares of common stock issued to certain officers and directors for $24 and an interest bearing note in the amount of $191. The promissory note, including interest, was paid by the surrender of 23 NBTY common shares to the Company at the prevailing market price. As a result of the exercise of these options, the Company was entitled to a compensation deduction of approximately $1,828 which resulted in a tax benefit of approximately $731 which was credited to capital in excess of par.

      A summary of stock option activity is as follows:


                                                     1997                     1996                     1995
                                             ---------------------    ---------------------    ---------------------
                                                          Weighted                 Weighted                 Weighted
                                                          average                  average                  average
                                              Number      exercise     Number      exercise     Number      exercise
                                             of shares     price      of shares     price      of shares     price

         Outstanding at beginning of year      1,523        $.76        2,395        $.76        2,825        $.72
         Exercised                                37        $.92          872        $.68          430        $.50
                                               -------------------------------------------------------------------
         Outstanding at end of year            1,486        $.76        1,523        $.76        2,395        $.76
                                               ===================================================================
         Exercisable at end of year            1,486        $.76        1,523        $.76        2,395        $.76
                                               ===================================================================

      As of September 30, 1997, the weighted average remaining contractual life of outstanding options was 4 years. In addition, there were no options available for grant at September 30, 1997, 1996 or 1995.


13.   Employee Benefit Plans:

      The Company maintains defined contribution savings plans and an employee stock ownership plan. The accompanying financial statements reflect contributions to these plans in the approximate amount of $1,209, $489 and $498 for the years ended September 30, 1997, 1996 and 1995, respectively.


14.   Litigation:

      L-tryptophan:

      The Company and certain other companies in the industry have been named as defendants in cases arising out of the ingestion of products containing L-tryptophan. The Company had been named in more than 265 lawsuits, of which four are still pending against the Company. The other 261 lawsuits have been settled at no cost to the Company. The Company's supplier of L-tryptophan agreed to indemnify the Company and the other companies named in the lawsuits through the final resolution of all cases involving L-tryptophan. In addition, the supplier has posted, for the benefit of the Company and the other companies named in the lawsuits, a revolving, irrevocable letter of credit of $20,000 to be used in the event that the supplier is unable or unwilling to satisfy any claims or judgments. While not all of these suits quantify the amount demanded, the Company believes that the amount required to either settle these cases or to pay judgments rendered therein will be paid by the supplier or by the Company's product liability insurance carrier.

      While the outcome of any litigation is uncertain, it is the opinion of management and legal counsel of the Company that it is remote that the Company will incur a material loss as a result of the L-tryptophan litigation and claims. Accordingly, no provision for liability, if any, that may result therefrom has been made in the Company's financial statements.

      Shareholder litigation:

      In October 1994, two lawsuits were commenced in the U.S. District Court, Eastern District of New York, against the Company and two of its officers. On October 17, 1997, a Memorandum of Understanding was entered into between the Company and the attorneys representing the Plaintiff class agreeing to an $8,000 ($4,400 cash, $3,600 stock) settlement of the lawsuit. Subsequently, the Company entered into a Capital Stipulation of Settlement calling for, among other things, a total cash payment of $8,000. The Company has been notified by its insurance carrier that it is willing to reimburse the Company to the extent of $2,400. Accordingly, as of September 30, 1997, the Company recorded a $5,600 provision for its portion of the settlement which, along with related legal fees of approximately $768, has been reflected separately in the statement of income.

      Other litigation:

      The Company is also involved in miscellaneous claims and litigation which management believes, taken individually or in the aggregate, would not have a material adverse effect on the Company's financial position or its business.


15.   Foreign Operations:

      In connection with the Company's recent acquisition of H&B which operates primarily in the United Kingdom, the Company has significantly expanded its operations outside of the United
      States. The following information has been summarized by geographic area as of September 30, 1997 and for the year then ended.


                           Identifiable                Operating
                              Assets        Sales       Income
                           ------------     -----      ---------

         United States       $328,548      $254,910     $36,619
         United Kingdom       214,190        26,497      (3,281)
                             ----------------------------------
                             $542,738      $281,407     $33,338
                             ==================================

16.   Quarterly Results of Operations (Unaudited):

The following is a summary of the unaudited quarterly results of operations for fiscal 1997 and 1996:


                                                          Quarter ended
                                      ------------------------------------------------------
                                      December 31,    March 31,    June 30,    September 30,
                                      ------------    ---------    --------    -------------

      1997:
        Net sales                       $47,327        $75,019     $61,761      $97,300
        Gross profit                     24,757         39,342      31,803       49,619
        Income before income taxes        5,484         12,723       8,548        1,961(a)
        Net income                        3,290          7,634       5,129        1,177
        Net income per share            $  0.16        $  0.38     $  0.26      $  0.06
      1996:
        Net sales                       $38,589        $55,605     $47,900      $52,309
        Gross profit                     17,779         27,760      24,453       28,773
        Income before income taxes         (412)         7,502       6,503        8,780(a)
        Net income                         (251)         4,576       3,763        5,264
        Net income per share            $ (0.01)       $  0.23     $  0.19      $  0.26


-----------------------
<Fa>  Year-end adjustments resulting in an increase to pre-tax income of approximately $2.1 million and $2 million primarily related to adjustments of inventory amounts in 1997 and 1996, respectively.


SCHEDULE II

NBTY, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
for the years ended September 30, 1997, 1996 and 1995
(Dollars in thousands)


                    Column A                                  Column B                 Column C               Column D    Column E
                                                                                       Additions
                                                             Balance at                                                  Balance at
                                                             beginning       Charged to        Charged to                  end of
                   Description                               of period   costs and expenses  other accounts  Deductions    period
                   ----------------------------------------------------------------------------------------------------------------


Fiscal year ended September 30, 1997:
  Allowance for doubtful accounts ........................      $794            $288                          ($ 91)(a)     $991

Fiscal year ending September 30, 1996:
  Allowance for doubtful accounts ........................      $577            $217                                        $794
Fiscal year ending September 30, 1995:
  Allowance for doubtful accounts ........................      $595            $234 			      ($252)(a)     $577

--------------------
<Fa>  Uncollectible accounts written-off
