Form 10-Q
period 1997-12-31
NBTY INC
filed 1998-02-11
CIK 70793

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the period ended       December 31, 1997

Commission File Number:    0-10666
                           -------


                                  NBTY, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                 11-2228617
------------------------------------    ---------------------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                Identification No.)


      90 Orville Drive, Bohemia, NY                         11716
------------------------------------------    ---------------------------------
 (Address of Principal Executive Offices)                (Zip Code)


Registrant's telephone number, including area code   (516) 567-9500
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

                              YES  [X]     NO  [ ]


Shares of Common Stock as of December 31, 1997:  18,612,770
                                                 ----------



                          NBTY, INC. and SUBSIDIARIES

                                     INDEX


PART I    Financial Information

          Condensed Consolidated Balance Sheets - December 31, 1997
          and September 30, 1997                                          1 - 2

          Condensed Consolidated Statements of Operations - Three
          Months Ended December 31, 1997 and 1996                             3

          Condensed Consolidated Statements of Operations - Six months
          Ended March 31, 1998 and 1997                                       4

          Condensed Consolidated Statements of Cash Flows - Three
          months Ended December 31, 1997 and 1996                             4

          Notes to Condensed Consolidated Financial Statements            5 - 9

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     10 - 13

PART II   Other Information                                                  14

          Signature                                                          15



                          NBTY, INC. and SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

(Dollars and shares in thousands)

                                                                      December 31,    September 30,
                                                                          1997            1997
                                                                      ------------    -------------
                                                                      (Unaudited)

Current assets:
  Cash and cash equivalents                                            $  16,510        $  18,419
  Short-term investments                                                      --            8,362
  Accounts receivable, less allowance for doubtful accounts of
   $988 at December 31, 1997 and $991 at September 30, 1997               14,730           15,701
  Inventories                                                             88,430           75,936
  Deferred income taxes                                                    6,032            6,032
  Prepaid catalog costs and other current assets                          22,762           18,885
                                                                       --------------------------
      Total current assets                                               148,464          143,335

Cash held in escrow                                                           --          144,262

Property, plant and equipment                                            167,150          155,611
  less accumulated depreciation and amortization                          50,748           47,438
                                                                       --------------------------
                                                                         116,402          108,173


Intangible assets, net                                                   141,663          140,447


Other assets                                                               7,331            6,521
                                                                       --------------------------

      Total assets                                                     $ 413,860        $ 542,738
                                                                       ==========================


See notes to condensed consolidated financial statements.



                          NBTY, INC. and SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

(Dollars and shares in thousands)

                                                                      December 31,    September 30,
                                                                          1997            1997
                                                                      ------------    -------------
                                                                      (Unaudited)

Current liabilities:
  Current portion of long-term debt and capital lease obligations      $   1,038        $   1,016
  Accounts payable                                                        42,025           44,514
  Accrued expenses                                                        25,397           34,325
                                                                       --------------------------
      Total current liabilities                                           68,460           79,855

Long-term debt                                                           208,332          163,447
Obligations under capital leases                                           2,566            2,700
Promissory note payable                                                       --          169,909
Deferred income taxes                                                      7,071            7,474
Other liabilities                                                          2,293            2,293
                                                                       --------------------------
      Total liabilities                                                  288,722          425,678
                                                                       --------------------------

Commitments and contingencies

Stockholders' equity:

  Common stock, $0.008 par; authorized 25,000 shares; issued
   20,117 shares at December 31, 1997 and at September 30, 1997 and outstanding 18,614 shares at December 31, 1997 and at
   September 30, 1997                                                        161              161
  Capital in excess of par                                                56,304           56,304
  Retained earnings                                                       66,067           61,238
                                                                       --------------------------
                                                                         122,532          117,703
  Less 1,504 treasury shares at cost, at December 31, 1997 and
   September 30, 1997, respectively                                       (3,206)          (3,206)
  Cumulative translation adjustment                                        5,812            2,563
                                                                       --------------------------
      Total stockholders' equity                                         125,138          117,060
                                                                       --------------------------

      Total liabilities and stockholders' equity                       $ 413,860        $ 542,738
                                                                       ==========================


See notes to condensed consolidated financial statements.



                          NBTY, INC. and SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

          (Dollars and shares in thousands, except per share amounts)


                                                    For the three months
                                                     ended December 31,
                                                   ----------------------
                                                     1997          1996
                                                   ---------     --------

Net sales                                          $ 109,366     $ 47,328
                                                   ----------------------

Costs and expenses:
  Cost of sales                                       53,551       22,571
  Catalog, printing, postage and promotion             3,242        4,050
  Selling, general and administrative                 41,061       14,972
                                                   ----------------------
                                                      97,854       41,593
                                                   ----------------------

Income from operations                                11,512        5,735
                                                   ----------------------

Other income (expenses):
  Interest, net                                       (3,912)        (462)
  Miscellaneous, net                                     631          211
                                                   ----------------------
                                                      (3,281)        (251)
                                                   ----------------------

Income before income taxes                             8,231        5,484

Income taxes                                           3,402        2,193
                                                   ----------------------

   Net income                                      $   4,829    $   3,291
                                                   ======================


Basic earnings per share                           $    0.26    $    0.18
                                                   ======================
Diluted earnings per share                         $    0.24    $    0.16
                                                   ======================

Weighted average common shares
  Basic                                               18,613       18,592
                                                   ======================

  Diluted                                             20,049       20,043
                                                   ======================


See notes to condensed consolidated financial statements.



                          NBTY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

(Dollars in thousands)

                                                                      For the three months
                                                                       ended December 31,
                                                                     ----------------------
                                                                       1997         1996
                                                                     ---------    ---------

Net income                                                           $   4,829    $   3,291
Adjustments to reconcile net income to cash used in operating activities:
  Depreciation and amortization                                          4,607        1,499
  Provision (recovery) for allowance for doubtful accounts                  (3)         139
  Decrease in deferred taxes                                              (488)
  Changes in assets and liabilities, net of acquistions:
    Increase in accounts receivable                                     (1,080)      (2,237)
    Increase in inventories                                            (12,166)      (3,952)
    Increase in prepaid catalog costs and other current assets          (3,668)        (363)
    Decrease in other assets                                             1,835          148
    (Decrease)increase in accounts payable                              (3,092)       2,735
    Decrease in accrued expenses                                        (8,126)      (1,978)
                                                                     ----------------------

      Net cash used in operating activities                            (17,352)        (718)
                                                                     ----------------------

Cash flow from investing activities:
  Purchase of property, plant and equipment                            (10,825)      (3,194)
  Proceeds from sale of short-term investments                           8,362
  Purchase of short-term investments                                                 (2,778)
  Receipt of payments from direct-mail cosmetics business                               257
                                                                     ----------------------

      Net cash used in investing activities                             (2,463)      (5,715)
                                                                     ----------------------

Cash flows from financing activities:
  Borrowings  under long term debt agreements                           45,000
  Cash held in escrow                                                  144,730
  Principal payments under long-term debt agreements and
   capital leases                                                         (254)        (265)
  Repayment of promissory note                                        (170,280)
                                                                     ----------------------

      Net cash provided by (used in) financing activities               19,196         (265)
                                                                     ----------------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents            (1,290)
                                                                     ----------------------

Net decrease in cash and cash equivalents                               (1,909)      (6,698)

Cash and cash equivalents at beginning of quarter                       18,419        9,292
                                                                     ----------------------

Cash and cash equivalents at end of quarter                          $  16,510    $   2,594
                                                                     ======================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                           $   2,446    $     462
  Cash paid during the period for taxes                              $   6,520    $   1,990
                                                                     ======================


See notes to condensed consolidated financial statements.



                          NBTY, INC. and SUBSIDIARIES

              NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1997 and results of operations for the three months ended December 31, 1997 and 1996 and statements of cash flows for the three months ended December 31, 1997 and 1996. The consolidated condensed balance sheet as of September 30, 1997 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 1997.

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

      Accounting changes
         Effective October 1, 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As the Company has not granted any options during the three months ended December 31, 1997, nor fiscal 1997 or 1996, there would not have been any impact on the Company's financial position or results of operations on a pro forma basis.

         Effective October 1, 1996, the Company adopted SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that certain assets be reviewed for impairment and, if impaired, be measured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS No. 121 at October 1, 1996 and its application during fiscal 1997 and the three months ended December 31, 1997 had no material impact on the Company's financial position or results of operations.

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

         Both of these new standards are effective for fiscal years beginning after December 15, 1997 and require comparative information for earlier years to be restated. The implementation of these new standards will not affect the Company's results of operations and financial position, but may have an impact on future financial statement disclosures.

      Year 2000 Software Compatibility
         The Company is continually updating its information systems, and has evaluated significant computer software applications for compatibility with the year 2000. With the system changes implemented to date and other planned changes, the Company anticipates that its computer software applications will be compatible with the year 2000. Expenditures specifically related to software modifications for year 2000 compatibility are not expected to be material.


2. The results of operations and cash flows for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.


3. Acquisition of Holland & Barrett Holdings Ltd.: On August 7, 1997, the Company acquired all of the issued and outstanding capital stock of Holland & Barrett Holdings Ltd.("H&B") from Lloyds Chemist's plc ("Lloyds") for an aggregate purchase price of approximately $169,000 plus acquisition costs of approximately $811. The acquisition has been accounted for under the purchase method and, accordingly, the results of operations are included in the financial statements from the date of acquisition. H&B markets a broad line of nutritional supplement products, including vitamins, minerals and other nutritional supplements and food product. At the date of acquisition, H&B operated approximately 410 retail stores in the United Kingdom.

      The Company issued to Lloyds two promissory notes (the "Promissory Notes") totaling approximately $170,000 as consideration for the purchase of capital stock of H&B. The Promissory Notes, which are collateralized by two letters of credit issued by a lending institution, were paid in full in October 1997.

      In connection with the Acquisition, the Company (i) entered into a $50,000 credit and guarantee agreement (the "Credit and Guarantee Agreement"), which provides borrowings for working capital and general corporate purposes, and (ii) issued $150,000 in Senior Subordinated Notes due 2007.

      Assets acquired and liabilities assumed included cash ($5,580), inventory ($18,045), other current assets ($11,078), property, plant and equipment ($31,554), and current and long-term liabilities ($27,154 and $4,058, respectively). The excess cost of investment over the net book value of H&B at the date of acquisition resulted in an increase in goodwill of $133,725 which will be amortized over 25 years. Additionally, finance related costs of approximately $5,600 will be amortized over 10 years.


4. Inventories have been estimated by using the gross profit method for the interim periods. The components of the inventories are as follows:

                                                December 31,    September 30,
                                                    1997            1997
                                                ------------    -------------
                                                (UNAUDITED)

      Raw materials and work-in-process           $ 37,306        $ 33,408
      Finished goods                                51,124          42,528
                                                  ------------------------
                                                  $ 88,430        $ 75,936
                                                  ========================


5.    Intangible assets, at cost, acquired at various dates are as follows:


                                              December 31,    September 30,
                                                  1997            1997
                                              ------------    -------------
                                              (UNAUDITED)

      Goodwill                                 $ 139,654        $ 136,972
      Customer lists                               9,816            9,816
      Trademark and licenses                       1,201            1,201
      Covenants not to compete                     1,305            1,305
                                               --------------------------
                                                 151,976          149,294

      Less, accumulated amortization              10,313            8,847
                                               --------------------------
                                               $ 141,663        $ 140,447
                                               ==========================


6.    Accrued expenses:

                                              December 31,    September 30,
                                                  1997            1997
                                              ------------    -------------
                                              (UNAUDITED)

      Litigation settlement costs                               $  5,600
      Payroll and related payroll taxes         $  3,441           4,185
      Customer deposits                            1,119           2,363
      Accrued purchases                            8,229           2,800
      Income taxes payable                         6,605           7,456
      Other                                        6,003          11,921
                                                ------------------------
                                                $ 25,397        $ 34,325
                                                ========================


7. Basic earnings per share are based on the weighted average number of common shares outstanding during the three month periods ended December 31, 1997 and 1996. Diluted earnings per share include the effect of outstanding stock options, if exercised. The following is a reconciliation between the basic and diluted earnings per share:


                                                           For the three months
                                                               December 31,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------

      Numerator:
        Numerator for basic earnings per share --
         income available to common stockholders           $  4,829    $  3,291

        Numerator for dilutive earnings per share --
         income available to common stockholders           $  4,829    $  3,291
                                                           ====================

      Denominator:
        Denominator for basic earnings per share --
         weighted-average shares                             18,613      18,592

        Effective of dilutive securities:
          Stock options                                       1,436       1,451

        Denominator for diluted earnings per share --
         weighted-average shares                             20,049      20,043
                                                           ====================

      Basic earnings per share                             $   0.26    $   0.18
                                                           ====================

      Diluted earnings per share                           $   0.24    $   0.16
                                                           ====================


8.    Shareholder litigation:

      In October 1994, two lawsuits were commenced in the U.S. District Court, Eastern District of New York, against the Company and two of its officers. On October 17, 1997, a Memorandum of Understanding was entered into between the Company and the attorneys representing the Plaintiff class agreeing to an $8,000 ($4,400 cash, $3,600 stock) settlement of the lawsuit. Subsequently, the Company entered into a Capital Stipulation of Settlement calling for, among other things, a total cash payment of $8,000. Cash payments aggregating $8,000 were made in November and December 1997. The Company had been notified by its insurance carrier that it was willing to reimburse the Company to the extent of $2,400. The Company recorded a $5,600 provision for its portion of the settlement in fiscal 1997, which, along with related legal fees of approximately $768, has been reflected separately in the fiscal 1997 statements of income (refer to the Company's 10-K). In January 1998, an insurance carrier paid the Company $2,650.



                          NBTY, INC. and SUBSIDIARIES

               MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                      CONDITION and RESULTS of OPERATIONS


(In thousands, except per share amounts)

Results of Operations:

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:


                                                      Three months ended
                                                         December 31,
                                                      ------------------
                                                       1997       1996
                                                      -------    -------

Net sales . . . . . . . . . . . . . . . . . . . .     100.0 %    100.0 %
Cost and expenses:
  Cost of sales . . . . . . . . . . . . . . . . .      49.0       47.7
  Catalog printing, postage and promotion . . . .       3.0        8.6
  Selling, general and administrative . . . . . .      37.5       31.6
                                                      ------------------
                                                       89.5       87.9
                                                      ------------------
Income from operations  . . . . . . . . . . . . .      10.5       12.1
Other income (expenses), net. . . . . . . . . . .      (3.0)      (0.5)
                                                      ------------------
Income before income taxes. . . . . . . . . . . .       7.5       11.6
Income taxes. . . . . . . . . . . . . . . . . . .       3.1        4.6
                                                      ------------------
Net income. . . . . . . . . . . . . . . . . . . .       4.4 %      7.0 %
                                                      ==================

Foreign operations:

   In connection with the Company's recent acquisition of H&B which operates primarily in the United Kingdom, the Company has significantly expanded its operations outside the United States. The following information has been summarized by geographic area as of December 31, 1997:

                                Identifiable Assets
                           -----------------------------
                           December 31,    September 30,
                               1997            1997
                           ------------    -------------

      United States         $ 202,751        $ 328,548
      United Kingdom          211,109          214,190
                            --------------------------
                            $ 413,860        $ 542,738
                            ==========================

      For the three months ended December 31,

                              1997         1996         1997       1996
                            ---------    --------     --------    -------
                                    Sales              Operating income
                            ---------------------     -------------------

      United States         $  59,472    $ 46,731     $  8,388    $ 5,937
      United Kingdom           49,894         597        3,124       (202)
                            ---------------------------------------------
                            $ 109,366    $ 47,328     $ 11,512    $ 5,735
                            =============================================


Results of Operations
---------------------

For the three months ended December 31, 1997 compared to the three months ended
   December 31, 1996:

   Net sales. Net sales in the first quarter ended December 31, 1997 were $109,366 compared with $47,328 for the prior comparable period, an increase of $62,038 or 131.1%. Sales increases were across all channels of distribution. Mail order sales were $20.0 million, compared to $14.6 for the prior comparable period (increase of $5.4 million or 37.0%), wholesale sales were $25.3 million compared to $24.2 million (increase of $1.1 million or 4.4%) and retail revenues were $64.1 million compared to $8.5 million (increase of $55.6 million or 651.9%).

      Revenue increases were due primarily to the August 7, 1997 acquisition of Holland & Barrett. On a consolidated basis, excluding Holland & Barrett, net sales increased $12,893 or 27.2%. Excluding Holland & Barrett, retail sales increased $6.4 or 75.4% due to an increase in the number of retail stores over the comparable period and favorable comparable stores sales.

   Costs and expenses. Cost of sales as a percentage of sales were 49.0% for 1997 and 47.7% for 1996. The increase was associated with changes in product mix and the acquisition of the Holland & Barrett. Traditionally, Holland & Barrett has operated with lower margins on health food products.

   Catalog printing, postage, and promotion expenses were $3,242 in 1997, a decrease of $808 (20.0% decrease), from $4,050 in 1996. As a percentage of sales, expenses were 3.0% for the current quarter and 8.6% for the prior comparable quarter.

   Selling, general and administrative expenses were $41,061 for the quarter, or 37.5% as a percentage of sales, compared with $14,972, or 31.6% as a percentage of sales, an increase of $26,089 (174.3% increase). Excluding Holland & Barrett, expenses increased $5,955 or 39.8%. The largest segments are indirect salaries, building, freight and property taxes. Increases were primarily in indirect salaries, building and property taxes. These expenses increased due to the acquisition of Holland & Barrett retail operation and the domestic retail outlet expansion program.

   Interest expense. Interest expense was $3,912, an increase of $3,450.
      Interest associated with the Holland & Barrett acquisition was $3,507 representing interest of 8-5/8% on $150,000 subordinated debt and interest on the Credit and Guarantee Agreement.

   Other income includes rental income of $59 and $147 in 1997 and 1996, respectively.

   Income before income taxes was $8,231 for 1997 and $5,484 for 1996. After income taxes, the Company had a net profit of $4,829 (or basic earnings per share of $0.26, diluted earnings per share of $0.24) for the three month period ended December 31, 1997, and $3,291 (or basic earnings per share of $0.18, diluted earnings per share of $0.16) for the three months ended December 31, 1996.


Liquidity and Capital Resources
-------------------------------

   Working capital was $80.0 million at December 31, 1997, compared with $63.5 million at September 30, 1997, an increase of $16.5.

   In September 1997, the Company entered into a $50 million Credit and Guarantee Agreement (CGA) which expires September 30, 2003. The CGA provides for borrowings for working capital and general corporate purposes. Virtually all the Company's assets are secured under the CGA and subject to normal banking terms and conditions and the maintenance of various financial ratios and covenants the CGA provides that loans be made under a selection of rate formulas including Prime or Eurocurrency rates. At December 31, 1997, there were borrowings of $45,000 under this facility.

   Additionally, the Company issued $150 million 8-5/8% senior subordinated
      Notes ("Notes") due in 2007. The Notes are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company.

   In connection with the acquisition of Holland & Barrett (H&B), the Company issued two promissory notes (the "Promissory Notes") totaling approximately $169,000 plus interest, as consideration for the purchase of capital stock of H&B. The Promissory Notes, which are collateralized by two letters of credit issued by a lending institution, were paid in full in October 1997.

   The Company paid $8,000 in connection with a litigation settlement. In
      January 1998, an insurance carrier paid the Company $2,650.

   In December 1997, the Company purchased a building for a purchase price of approximately $3,900 with operating funds.

   The Company believes that existing cash balances, internally-generated funds from operations and amounts available under the CGA will provide sufficient liquidity to satisfy the Companies' working capital needs for the next 12 months and to finance anticipated capital expenditures incurred in the normal course of business.

   Net cash used in operating activities was $17,352 in 1997 and $718 provided by operating activities in 1996. Cash used in operating activities was primarily due to increases in inventory in 1997. Net cash used in investing activities was $2,463 in 1997 due to plant expansion offset by proceeds of short-term investments and $5,715 in 1996 due to plant expansion and short-term investments purchases. Net cash provided by financing activities was $19,196 in 1997 and $265 was used in financing activities in 1996.

   Management believes that inflation did not have a significant impact on operations.

   This filing contains certain forward-looking statements and information that are based on the beliefs of management, as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to the Company are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.



                          NBTY, INC. AND SUBSIDIARIES

                           PART II OTHER INFORMATION


Item 1.   Legal Proceedings

          LITIGATION:
          The Company paid $8,000 in settlement of a shareholder suit. In
             January 1998, an insurance carrier agreed to indemnify and has paid $2,650 to the Company. Reference is made to Item 3, Legal Proceedings in Form 10-K for the year ended September 30, 1997.

Item 2.   Changes in Securities
             Not applicable.

Item 3.   Defaults upon Senior Securities Not applicable.
             Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
             Not applicable.

Item 5.   Other Information
             Not applicable

Item 6.   Exhibits and Reports on Form 8-K
             There was no Form 8-K filed during the first quarter of the fiscal year ending September 30, 1998.



                          NBTY, INC. and SUBSIDIARIES

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       NBTY, INC.



Date  February 11, 1998

                                    /s/  HARVEY KAMIL
                                    --------------------------------------------
                                    Harvey Kamil, Executive Vice President,
                                    Secretary
                                    (Principal Financial and Accounting Officer)