Form 10-Q
period 1998-03-31
NBTY INC
filed 1998-05-06
CIK 70793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


        For the period ended         March 31, 1998

        Commission File Number:      0-10666
                                     -------


                                   NBTY, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                11-2228617
----------------------------------------   ------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)


     90 Orville Drive, Bohemia, NY                      11716
----------------------------------------   ------------------------------------
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

                            YES  [X]    NO  [ ]


Shares of Common Stock as of March 31, 1998:  55,970,310
                                              ----------


                          NBTY, INC. and SUBSIDIARIES

                                     INDEX

PART I    Financial Information

          Condensed Consolidated Balance Sheets - March 31, 1998 and
          September 30, 1997                                             1 - 2

          Condensed Consolidated Statements of Operations - Three
          Months Ended March 31, 1998 and 1997                             3

          Condensed Consolidated Statements of Operations - Six
          months Ended March 31, 1998 and 1997                             4

          Condensed Consolidated Statements of Cash Flows - Six
          months Ended March 31, 1998 and 1997                             5

          Notes to Condensed Consolidated Financial Statements           6 - 10

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           11 - 15

PART II   Other Information                                                16

          Signature                                                        17


                          NBTY, INC. and SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

(Dollars and shares in thousands)

                                                           September 30,     March 31,
                                                               1997            1998
                                                           -------------    -----------
                                                                            (Unaudited)

Current assets:
  Cash and cash equivalents                                  $  18,419       $  16,350
  Short-term investments                                         8,362              --
  Accounts receivable, less allowance for doubtful
   accounts of  $985 in 1998 and $991 in 1997                   15,701          15,623
  Inventories                                                   75,936          87,762
  Deferred income taxes                                          6,032           6,032
  Prepaid catalog costs and other current assets                18,885          11,913
                                                             -------------------------
      Total current assets                                     143,335         137,680

Cash held in escrow                                            144,262              --


Property, plant and equipment                                  155,611         194,760
  less accumulated depreciation and amortization                47,438          53,651
                                                             -------------------------
                                                               108,173         141,109

Intangible assets, net                                         140,447         142,959

Other assets                                                     6,521           7,515
                                                             -------------------------   ---------

      Total assets                                           $ 542,738       $ 429,263
                                                             =========================


           See notes to condensed consolidated financial statements.


                          NBTY, INC. and SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


(Dollars and shares in thousands)

                                                                            September 30,     March 31,
                                                                                1997            1998
                                                                            -------------    -----------
                                                                                             (Unaudited)
Current liabilities:
  Current portion of long-term debt and capital lease obligations             $   1,016       $   1,060
  Accounts payable                                                               44,514          40,445
  Accrued expenses                                                               34,325          26,428
                                                                              -------------------------
      Total current liabilities                                                  79,855          67,933

Long-term debt                                                                  163,447         208,218
Obligations under capital leases                                                  2,700           2,446
Promissory note payable                                                         169,909              --
Deferred income taxes                                                             7,474           7,642
Other liabilities                                                                 2,293           2,293
                                                                              -------------------------
      Total liabilities                                                         425,678         288,532
                                                                              -------------------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.008 par; authorized 75,000 in 1998 and 25,000 shares in 1997; issued 60,482 in 1998 and 20,117 in 1997 and outstanding
   55,970 shares in 1998 and 18,613 shares in 1997                                  161             484
  Capital in excess of par                                                       56,304          56,589
  Retained earnings                                                              61,238          77,464
                                                                              -------------------------
                                                                                117,703         134,537
  Less 4,512 treasury shares at cost, in 1998 and 1,504 in 1997,
   respectively                                                                  (3,206)         (3,206)
  Cumulative translation adjustment                                               2,563           9,400
                                                                              -------------------------
      Total stockholders' equity                                                117,060         140,731
                                                                              -------------------------

      Total liabilities and stockholders' equity                              $ 542,738       $ 429,263
                                                                              =========================


           See notes to condensed consolidated financial statements.


                          NBTY, INC. and SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

                                                   For the three months
                                                      ended March 31,
                                                   ---------------------
                                                     1997        1998
                                                   --------    ---------

Net sales                                          $ 75,019    $ 135,039
                                                   ---------------------

Costs and expenses:
  Cost of sales                                      35,677       62,677
  Catalog, printing, postage and promotion            5,891        6,202
  Selling, general and administrative                20,437       43,456
                                                   ---------------------
                                                     62,005      112,335
                                                   ---------------------

Income from operations                               13,014       22,704
                                                   ---------------------

Other income (expenses):
  Interest, net                                        (407)      (4,938)
  Miscellaneous, net                                    116          681
                                                   ---------------------
                                                       (291)      (4,257)
                                                   ---------------------

Income before income taxes                           12,723       18,447

Income taxes                                          5,089        7,050
                                                   ---------------------
      Net income                                   $  7,634     $ 11,397
                                                   =====================

Basic earnings per share                           $   0.14     $   0.20
                                                   =====================

Diluted earnings per share                         $   0.13     $   0.19
                                                   =====================

Weighted average common shares
  Basic                                              55,836       55,932
                                                   =====================

  Diluted                                            60,164       60,222
                                                   =====================


           See notes to condensed consolidated financial statements.


                          NBTY, INC. and SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

                                                     For the six months
                                                       ended March 31,
                                                   -----------------------
                                                     1997          1998
                                                   ---------     ---------

Net sales                                          $ 122,347     $ 244,404
                                                   -----------------------

Costs and expenses:
  Cost of sales                                       58,247       116,227
  Catalog, printing, postage and promotion             9,942         9,444
  Selling, general and administrative                 35,409        84,517
                                                   -----------------------
                                                     103,598       210,188
                                                   -----------------------

Income from operations                                18,749        34,216
                                                   -----------------------

Other income (expenses):
  Interest                                              (869)       (8,850)
  Miscellaneous, net                                     327         1,312
                                                   -----------------------
                                                        (542)       (7,538)
                                                   -----------------------

Income before income taxes                            18,207        26,678

Income taxes                                           7,283        10,453
                                                   -----------------------

      Net income                                   $  10,924     $  16,225
                                                   =======================


Basic earnings per share                           $    0.20     $    0.29
                                                   =======================

Diluted earnings per share                         $    0.18     $    0.27
                                                   =======================

Weighted average common shares
  Basic                                               55,806        55,890
                                                   =======================

  Diluted                                             60,147        60,195
                                                   =======================


           See notes to condensed consolidated financial statements.


                          NBTY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


(Dollars in thousands)

                                                                   For the six months
                                                                     ended March 31,
                                                                 ----------------------
                                                                   1997         1998
                                                                 --------     ---------

Net income                                                       $ 10,924     $  16,225

Adjustments to reconcile net income to cash provided by
  operating activities:
Loss on sale of property, plant and equipment                          26
  Depreciation and amortization                                     2,966         9,366
  Provision(recovery)for allowance for doubtful accounts              206            (5)
  Increase in deferred taxes                                                          7
  Changes in assets and liabilities, net of acquistions:
    Decrease (increase)in accounts receivable                      (4,155)          685
    Increase in inventories                                        (8,331)      (11,111)
    Decrease(increase) in prepaid catalog costs and other
     current assets                                                  (948)        9,104
    Decrease in other assets                                          288           535
    (Decrease)increase in accounts payable                          8,680        (4,976)
    (Decrease) increase in accrued expenses                         4,904       (12,791)
                                                                 ----------------------

      Net cash provided by operating activities                    14,560         7,039
                                                                 ----------------------

Cash flow from investing activities:
  Purchase of property, plant and equipment                        (9,328)      (38,133)
  Proceeds from sale of property, plant and equipment                  20
  Proceeds from sale of short-term investments                                    8,362
  Purchase of short-term investments                               (4,651)
  Receipt of payments from direct-mail cosmetics business             322
                                                                 ----------------------

      Net cash used in investing activities                       (13,637)      (29,771)
                                                                 ----------------------

Cash flows from financing activities:
  Borrowings  under long term debt agreements                                    45,000
  Cash held in escrow                                                           144,730
  Principal payments under long-term debt agreements and
   capital leases                                                    (456)         (496)
  Purchase of treasury stock                                          (15)
  Proceeds from stock options exercised                                23            40
    Repayment of promissory note                                               (168,770)
                                                                 ----------------------

      Net cash provided by (used in) financing activities            (448)       20,504
                                                                 ----------------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                        159
                                                                 ----------------------

Net (decrease) increase in cash and cash equivalents                  475        (2,069)

Cash and cash equivalents at beginning of quarter                   9,292        18,419
                                                                 ----------------------

Cash and cash equivalents at end of quarter                      $  9,767     $  16,350
                                                                 ======================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                       $    869     $  11,777
  Cash paid during the period for taxes                          $  4,677     $  10,082
                                                                 ======================


           See notes to condensed consolidated financial statements.


                          NBTY, INC. and SUBSIDIARIES

              NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(In thousands, except per share amounts)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of March 31, 1998 and results of operations for the three and six months ended March 31, 1998 and 1997 and statements of cash flows for the six months ended March 31, 1998 and 1997. The consolidated condensed balance sheet as of September 30, 1997 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 1997.

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

    Common shares and earnings per share:
        On March 9, 1998, the Company's Board of Directors declared a three-for-one stock split in the form of a 200% stock dividend effective March 23, 1998. In addition, the Company's Certificate of Incorporation was amended to authorize the issuance of up to 75 million shares of common stock, par value $.008 per share.

        All per common share amounts have been retroactively restated to account for the above stock split. In addition, stock options and respective exercise prices have been amended to reflect these transactions (see Note 7).

    Accounting changes:
        Effective October 1, 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." As the Company has not granted any options during the six months ended March 31, 1998, nor fiscal 1997 or 1996, there would not have been any impact on the Company's financial position or results of operations on a pro forma basis.

        Effective October 1, 1996, the Company adopted SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that certain assets be reviewed for impairment and, if impaired, be measured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS No. 121 at October 1, 1996 and its application during fiscal 1997 and the six months ended March 31, 1998 had no material impact on the Company's financial position or results of operations.

    New accounting standards
        In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." The statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. The statement requires the presentation of both "basic" and "diluted" EPS on the face of the income statement with a supplementary reconciliation of the amounts used in the calculations (see note 7).

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


2. The results of operations for the three and six months ended March 31, 1998 and statements of cash flows for the six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


3.  Acquisition of Holland & Barrett Holdings Ltd.:
    On August 7, 1997, the Company acquired all of the issued and outstanding capital stock of Holland & Barrett Holdings Ltd.("H&B") from Lloyds Chemist's plc ("Lloyds") for an aggregate purchase price of approximately $169,000 plus acquisition costs of approximately $811. The acquisition has been accounted for under the purchase method and, accordingly, the results of operations are included in the financial statements from the date of acquisition. H&B markets a broad line of nutritional supplement products, including vitamins, minerals and other nutritional supplements and food products. At the date of acquisition, H&B operated approximately 410 retail stores in the United Kingdom.

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


4. Inventories have been estimated by using the gross profit method for the interim periods. The components of the inventories are as follows:

                                              September 30,     March 31,
                                                  1997            1998
                                              -------------    -----------
                                                               (UNAUDITED)

    Raw materials and work-in-process           $ 33,408         $ 32,367
    Finished goods                                42,528           55,395
                                                -------------------------
                                                $ 75,936         $ 87,762
                                                =========================


5.  Intangible assets, at cost, acquired at various dates are as follows:

                                           September 30,     March 31,
                                               1997            1998
                                           -------------    -----------
                                                            (UNAUDITED)

    Goodwill                                 $ 136,972       $ 142,510
    Customer lists                               9,816           9,816
    Trademark and licenses                       1,201           1,201
    Covenants not to compete                     1,305           1,305
                                             -------------------------
                                               149,294         154,832

    Less, accumulated amortization               8,847          11,873
                                             -------------------------
                                             $ 140,447       $ 142,959
                                             =========================


6.  Accrued expenses:

                                              September 30,     March 31,
                                                  1997            1998
                                              -------------    -----------
                                                               (UNAUDITED)

    Litigation settlement costs                  $ 5,600
    Payroll and related payroll taxes              4,185         $ 3,149
    Customer deposits                              2,363             885
    Accrued purchases                              2,800           5,639
    Income taxes payable                           7,456           7,431
    Other                                         11,921           9,323
                                                 -----------------------
                                                 $34,325         $26,428
                                                 =======================


7. Basic earnings per share are based on the weighted average number of common shares outstanding during the three and six month periods ended March 31, 1998 and 1997. Diluted earnings per share include the effect of outstanding stock options, if exercised. The following is a reconciliation between the basic and diluted earnings per share:

                                                           For the three months    For the six months
                                                                March 31,              March 31,
                                                           --------------------    ------------------
                                                             1997       1998        1997       1998
                                                            -------    -------     -------    -------

    Numerator:
      Numerator for basic earnings per share --
       income available to common stockholders              $ 7,634    $11,397     $10,924    $16,225
      Numerator for dilutive earnings per share --
       income available to common stockholders              $ 7,634    $11,397     $10,924    $16,225
                                                            =========================================

    Denominator:
      Denominator for basic earnings per share --
       weighted-average shares                               55,836     55,932      55,806     55,890
      Effective of dilutive securities:
       Stock options                                          4,328      4,290       4,341      4,305

      Denominator for diluted earnings per share --
       weighted-average shares                               60,164     60,222      60,147     60,195
                                                            =========================================

    Basic earnings per share                                $  0.14    $  0.20     $  0.20    $  0.29
                                                            =========================================

    Diluted earnings per share                              $  0.13    $  0.19     $  0.18    $  0.27
                                                            =========================================


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


9.  Subsequent event:
    In April 1998, the Company acquired Nutrition Headquarters, Inc., Lee Nutrition, Inc., Nutro Laboratories, Inc. and Brunswick Laboratories, Inc. in an exchange of approximately 8.8 million shares of NBTY common stock, $0.008 par value, fair market value approximates $185 million. The merger constituted a tax-free reorganization in accordance with Section 368(a)(1)(A) of the Internal Revenue Service and has been accounted for as a pooling of interests under APB No. 16. The financial statements presented, herein, have not been restated to include the combined results of operations, financial position and cash flows.

    Nutrition Headquarters, Inc. and Lee Nutrition, Inc. are mail order vitamin and nutritional supplement companies and Nutro Laboratories, Inc. and Brunswick Laboratories, Inc. are vitamin nutritional supplement manufacturers.

    The following table, represents the combined results of operations for the six month periods ended March 31, 1998 and 1997 as if the companies had been pooled:

                                                               For the six months
                                                                 ended March 31,
                                                               -------------------
    Thousands of dollars                                         1997       1998
    ------------------------------------------------------------------------------

    Revenues:
      NBTY                                                     $122,347   $244,404
      Nutrition Headquarters, Lee Nutrition, Brunsiwick
       Laboratories and Nutro Laboratories                       36,758     42,416
                                                               -------------------
          Combined                                             $159,105   $286,820
                                                               ===================
    Net income
      NBTY                                                     $ 10,924   $ 16,225
      Nutrition Headquarters, Lee Nutrition, Brunswick
       Laboratories and Nutro Laboratories                        4,918      7,408
                                                               -------------------
          Combined                                             $ 15,842   $ 23,633
                                                               ===================


                          NBTY, INC. and SUBSIDIARIES

               MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                      CONDITION and RESULTS of OPERATIONS


(In thousands, except per share amounts)


Results of Operations:
----------------------

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:

                                                         Three months         Six months
                                                       ended March 31,     ended March 31,
                                                       ----------------    ----------------
                                                        1997      1998      1997      1998
                                                       ------    ------    ------    ------

    Net sales  . . . . . . . . . . . . . . . . . .     100.0%    100.0%    100.0%    100.0%
    Cost and expenses:
      Cost of sales  . . . . . . . . . . . . . . .      47.6      46.4      47.6      47.6
      Catalog printing, postage and promotion. . .       7.9       4.6       8.1       3.9
      Selling, general and administrative  . . . .      27.2      32.2      28.9      34.6
                                                       -----------------------------------

                                                        82.7      83.2      84.6      86.1
                                                       -----------------------------------
    Income from operations . . . . . . . . . . . .      17.3      16.8      15.4      13.9
    Other income (expenses), net   . . . . . . . .      (0.4)     (3.2)     (0.4)     (3.1)
                                                       -----------------------------------
    Income before income taxes . . . . . . . . . .      16.9      13.6      15.0      10.8
    Income taxes   . . . . . . . . . . . . . . . .       6.7       5.2       6.1       4.3
                                                       -----------------------------------
    Net income . . . . . . . . . . . . . . . . . .      10.2%      8.4%      8.9%      6.5%
                                                       ===================================

Foreign operations:
    In connection with the Company's recent acquisition of H&B which operates primarily in the United Kingdom, the Company has significantly expanded its operations outside the United States. The following information has been summarized by geographic area as of March 31, 1998:

                                   Identifiable Assets
                                --------------------------
                                March 31,    September 30,
                                  1997           1998
                                ---------    -------------

         United States          $328,548       $216,840
         United Kingdom          214,190        212,423
                                -----------------------
                                $542,738       $429,263
                                =======================

         For the three months ended March 31,

                                          Sales                 Operating income
                                --------------------------    --------------------
                                  1997           1998           1997        1998
                                ---------    -------------    --------    --------

         United States          $ 74,385       $ 88,349       $ 13,522    $ 18,560
         United Kingdom              634         46,690           (508)      4,144
                                --------------------------------------------------
                                $ 75,019       $135,039       $ 13,014    $ 22,704
                                ==================================================

         For the six months ended March 31,

                                          Sales                 Operating income
                                --------------------------    --------------------
                                  1997           1998           1997        1998
                                --------     -------------    --------    --------

         United States          $121,116       $147,821       $ 19,459    $ 26,948
         United Kingdom            1,231         96,583           (710)      7,268
                                --------------------------------------------------
                                $122,347       $244,404       $ 18,749    $ 34,216
                                ==================================================


Results of Operations
---------------------

For the three months ended March 31, 1998 compared to the three months ended
    March 31, 1997:

    Net sales. Net sales in the second quarter ended March 31, 1998 were $135,039 compared with $75,019 for the prior comparable period, an increase of $60,020 or 80.0%. Mail order sales were $48.4 million, compared to $37.9 for the prior comparable period (increase of $10.5 million or 27.6%), wholesale sales were $24.6 million compared to $27.7 million (decrease of $3.1 million or 11.2%) and retail revenues were $62.0 million compared to $9.4 million (increase of $52.6 million or 559.6%).

        Revenue increases were due primarily to the August 7, 1997 acquisition of Holland & Barrett. On a consolidated basis, excluding Holland & Barrett, net sales increased $14,465 or 19.3%. Excluding Holland & Barrett, retail sales increased $7.1 or 75.5% due to an increase in the number of retail stores over the comparable period and favorable comparable stores sales.

    Costs and expenses. Cost of sales as a percentage of sales were 46.4% for 1998 and 47.6% for 1997. The decrease was associated with changes in product mix and the acquisition of the Holland & Barrett. In the quarter ended March 31, 1998, NBTY introduced higher gross profit items to Holland & Barrett's customer base.

    Catalog printing, postage, and promotion expenses were $6,202 in 1998, a decrease of $311 (5.3% decrease), from $5,891 in 1997. As a percentage of sales, expenses were 4.6% for the current quarter and 7.9% for the prior comparable quarter.

    Selling, general and administrative expenses were $43,456 for the quarter, or 32.2% as a percentage of sales, compared with $20,437, or 27.2% as a percentage of sales, an increase of $23,019 (112.6% increase). Excluding Holland & Barrett, expenses increased $2,424 or 11.9%. The largest segments and increases are indirect salaries, building, freight and property taxes. These expenses increased due to the acquisition of Holland & Barrett retail operation and the domestic retail outlet expansion program.

    Interest expense. Interest expense was $4,938, an increase of $4,531.
        Interest associated with the Holland & Barrett acquisition was $3,586 representing interest of 8-5/8% on $150,000 subordinated debt and interest on the Credit and Guarantee Agreement.

    Income before income taxes was $18,447 for 1998 and $12,723 for 1997. After income taxes, the Company had a net profit of $11,397 (or basic earnings per share of $0.20, diluted earnings per share of $0.19) for the three month period ended March 31, 1998, and $7,634 (or basic earnings per share of $0.14, diluted earnings per share of $0.13) for the three months ended March 31, 1997.


Results of Operations
---------------------

For the six months ended March 31, 1998 compared to the six months ended March
    31, 1997:

    Net sales. Net sales in the six months ended March 31, 1998 were $244,404 compared with $122,347 for the prior comparable period, an increase of $122,057 or 99.8%. Mail order sales were $68.4 million, compared to $52.5 for the prior comparable period (increase of $15.9 million or 30.2%), wholesale sales were $49.9 million compared to $51.9 million (decrease of $2.0 million or 3.9%) and retail revenues were $126.1 million compared to $17.9 million (increase of $108.2 million or 603.5%).

        Revenue increases were due primarily to the August 7, 1997 acquisition of Holland & Barrett. On a consolidated basis, excluding Holland & Barrett, net sales increased $27.4 or 22.4%. Excluding Holland & Barrett, retail sales increased $13.4 or 74.8% due to an increase in the number of retail stores over the comparable period and favorable comparable stores sales.

    Costs and expenses. Cost of sales as a percentage of sales were 47.6% for the comparable six months in 1998 and 1997.

    Catalog printing, postage, and promotion expenses were $9,444 in 1998, a decrease of $498 (5.0% decrease), from $9,942 in 1997. As a percentage of sales, expenses were 3.9% for the current six months and 8.1% for the prior comparable period.

    Selling, general and administrative expenses were $84,517, or 34.6% as a percentage of sales, compared with $35,409, or 28.9% as a percentage of sales, an increase of $49,108 (138.7% increase). Excluding Holland & Barrett, expenses increased $7.6 million or 21.4%. The largest segments and increases are indirect salaries, building, freight and property taxes. These expenses increased due to the acquisition of Holland & Barrett retail operation and the domestic retail outlet expansion program.

    Interest expense. Interest expense was $8,850, an increase of $7,981.
        Interest associated with the Holland & Barrett acquisition was $7,093 representing interest of 8-5/8% on $150,000 subordinated debt and interest on the Credit and Guarantee Agreement.

    Income before income taxes was $26,678 for 1998 and $18,207 for 1997. After income taxes, the Company had a net profit of $16,225 (or basic earnings per share of $0.29, diluted earnings per share of $0.27) for the six month period ended March 31, 1998, and $10,924 (or basic earnings per share of $0.20, diluted earnings per share of $0.18) for the six months ended March 31, 1997.


Liquidity and Capital Resources
-------------------------------

    Working capital was $69.7 million at March 31, 1998, compared with $63.5 million at September 30, 1997, an increase of $6.2 million.

    In September 1997, the Company entered into a $50 million Credit and Guarantee Agreement (CGA) which expires September 30, 2003. The CGA was increased to $60 million on April 28, 1998. The CGA provides for borrowings for working capital and general corporate purposes. Virtually all the Company's assets are secured under the CGA and subject to normal banking terms and conditions and the maintenance of various financial ratios and covenants. The CGA provides that loans be made under a selection of rate formulas including Prime or Eurocurrency rates. At March 31, 1998, there were borrowings of $45,000 under this facility.

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

    The Company paid $5,350 in connection with a litigation settlement, net of a reimbursement made by an insurance carrier.

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

    Net cash provided by operating activities was $7,039 in 1998 and $14,560 in 1997. Net cash used in investing activities was $29,771 and $13,637 in 1997 due to plant expansion. Net cash provided by financing activities was $18,994 in 1998 and $448 was used in financing activities in 1997.

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


                          NBTY, INC. AND SUBSIDIARIES

                           PART II OTHER INFORMATION

(In thousands)

Item 1.  Legal Proceedings

         LITIGATION:

         Gehe ag (Holland & Barrett's former parent company), has filed an action against the Company for non-payment of a deferred tax in connection with the H&B acquisition. The Company and its corporate counsel believe there is no payment due Gehe.

         The Company paid $5,350 in connection with a litigation settlement, net of a reimbursement made by its insurance carrier. Reference is made to Item 3, Legal Proceedings in Form 10-K for the year ended September 30, 1997.


Item 2.  Changes in Securities

         Not applicable.


Item 3.  Defaults upon Senior Securities Not applicable.

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         The stockholders approved to increase the number of authorized $0.008 par value common shares from 25,000 to 75,000.


Item 5.  Other Information

         Not applicable


Item 6.  Exhibits and Reports on Form 8-K

         There was no Form 8-K filed during the second quarter of the fiscal year ending September 30, 1998.


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


Date  May 5, 1998

                                      /s/ HARVEY KAMIL
                                      ---------------------------------------
                                      Harvey Kamil, Executive Vice President,
                                       Secretary (Principal Financial and
                                       Accounting Officer)