Form 10-K405/A
period 1997-09-30
NBTY INC
filed 1998-05-07
CIK 70793

                                 FORM 10-K/A
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 1997.
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 For the transition period from _________ to _______.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment for this Form 10-K [X].

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System at April 30, 1998 was approximately $950,000,000.

The number of shares of Common Stock of the registrant outstanding at April 30, 1998 was approximately 69,136,221.

Documents Incorporated by Reference: None

                                    PART I

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  This Form 10-K/A contains the restatement of the Consolidated Financial Statements of NBTY, Inc. as of September 30, 1997 and 1996 and for each of the three years in the period ended September 30, 1997, to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" for each of the years presented. Such restatement is being made in order to comply with Item II(b) of Form S-3 which is to be filed subsequently. Such Form S-3 will also reflect the adoption of SFAS No. 128.


                                     PART IV

ITEM 14 - FINANCIAL STATEMENTS AND EXHIBITS.

  Restatement of Consolidated Financial Statements of NBTY, Inc. as of September 30, 1997 and 1996 and for each of the three years ended September 30, 1997.

                                                                      HISTORICAL

                          NBTY, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of NBTY, Inc.:

We have audited the accompanying consolidated balance sheets of NBTY, Inc. and Subsidiaries as of September 30, 1996 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NBTY, Inc. and Subsidiaries as of September 30, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

                                                Coopers & Lybrand L.L.P.
Melville, New York
November 6, 1997,
  except as to Note 1
  the date of which is
  April 3, 1998

                          NBTY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1996 AND 1997
                       (DOLLARS AND SHARES IN THOUSANDS)

                                                                                               1996        1997
                                                                                             --------    --------
                                          ASSETS
Current assets:
  Cash and cash equivalents...............................................................   $  9,292    $ 18,419
  Short-term investments..................................................................     11,024       8,362
  Accounts receivable, less allowance for doubtful accounts of $794 in 1996 and $991 in
     1997.................................................................................     11,625      15,701
  Inventories.............................................................................     38,070      75,936
  Deferred income taxes...................................................................      3,155       6,032
  Prepaid catalog costs and other current assets..........................................      5,683      18,885
                                                                                             --------    --------
       Total current assets...............................................................     78,849     143,335
Cash held in escrow.......................................................................                144,262
Property, plant and equipment, net........................................................     61,732     108,173
Intangible assets, net....................................................................      3,975     140,447
Other assets..............................................................................        994       6,521
                                                                                             --------    --------
       Total assets.......................................................................   $145,550    $542,738
                                                                                             --------    --------
                                                                                             --------    --------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease obligations.........................   $    935    $  1,016
  Accounts payable........................................................................     10,943      44,514
  Accrued expenses........................................................................     14,705      34,325
                                                                                             --------    --------
       Total current liabilities..........................................................     26,583      79,855
Long-term debt............................................................................     15,178     163,447
Obligations under capital leases..........................................................      3,219       2,700
Promissory note payable...................................................................                169,909
Deferred income taxes.....................................................................      2,827       7,474
Other liabilities.........................................................................        793       2,293
                                                                                             --------    --------
       Total liabilities..................................................................     48,600     425,678
                                                                                             --------    --------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.008 par; authorized 25,000 shares in 1996 and 75,000 in 1997; issued
     20,080 shares in 1996 and 60,351 shares in 1997 and outstanding 18,593 shares in 1996
     and 55,842 shares in 1997............................................................        160         483
  Capital in excess of par................................................................     56,014      55,982
  Retained earnings.......................................................................     44,008      61,238
                                                                                             --------    --------

                                                                                              100,182     117,703
  Less 1,487 and 4,509 treasury shares at cost, in 1996 and 1997, respectively............     (2,648)     (3,206)
  Stock subscriptions receivable..........................................................       (584)
  Cumulative translation adjustment.......................................................                  2,563
                                                                                             --------    --------
       Total stockholders' equity.........................................................     96,950     117,060
                                                                                             --------    --------
       Total liabilities and stockholders' equity.........................................   $145,550    $542,738
                                                                                             --------    --------
                                                                                             --------    --------

                See notes to consolidated financial statements.

                          NBTY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  1995        1996        1997
                                                                                --------    --------    --------
Net sales....................................................................   $178,760    $194,403    $281,407
                                                                                --------    --------    --------
Costs and expenses:
  Cost of sales..............................................................     93,875      95,638     135,886
  Catalog printing, postage and promotion....................................     19,262      17,635      19,227
  Selling, general and administrative........................................     56,728      58,515      86,588
  Litigation settlement costs................................................                              6,368
                                                                                --------    --------    --------
                                                                                 169,865     171,788     248,069
                                                                                --------    --------    --------
Income from operations.......................................................      8,895      22,615      33,338
                                                                                --------    --------    --------

Other income (expense):
  Interest, net..............................................................     (1,084)     (1,445)     (6,655)
  Miscellaneous, net.........................................................        571       1,203       2,033
                                                                                --------    --------    --------
                                                                                    (513)       (242)     (4,622)
                                                                                --------    --------    --------
Income before income taxes...................................................      8,382      22,373      28,716
Income taxes.................................................................      3,246       9,021      11,486
                                                                                --------    --------    --------
     Net income..............................................................   $  5,136    $ 13,352    $ 17,230
                                                                                --------    --------    --------
                                                                                --------    --------    --------

Net income per share:
  Basic......................................................................   $   0.10    $   0.24    $   0.31
  Diluted....................................................................       0.09        0.22        0.29

Weighted average common shares outstanding:
  Basic......................................................................     53,387      55,425      55,839
  Diluted....................................................................     59,923      59,927      60,163

                See notes to consolidated financial statements.

                          NBTY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                       (DOLLARS AND SHARES IN THOUSANDS)

                                                              COMMON STOCK                                    TREASURY STOCK
                                                           ------------------                               -------------------
                                                           NUMBER OF             CAPITAL IN      RETAINED   NUMBER OF
                                                            SHARES     AMOUNT   EXCESS OF PAR    EARNINGS    SHARES     AMOUNT
                                                           ---------   ------   -------------    --------   ---------   -------
Balance, September 30, 1994..............................    18,778     $150       $53,209       $ 25,520     1,213     $  (863)
  Net income for year ended September 30, 1995...........                                           5,136
  Exercise of stock options..............................       430        3           212
  Tax benefit from exercise of stock options.............                              731
  Purchase of treasury stock, at cost....................                                                       228      (1,483)
                                                           ---------   ------   -------------    --------   ---------   -------
Balance, September 30, 1995..............................    19,208      153        54,152         30,656     1,441      (2,346)
  Net income for year ended September 30, 1996...........                                          13,352
  Exercise of stock options..............................       872        7           588
  Tax benefit from exercise of stock options.............                            1,274
  Purchase of treasury stock, at cost....................                                                        46        (302)
                                                           ---------   ------   -------------    --------   ---------   -------
Balance, September 30, 1996..............................    20,080      160        56,014         44,008     1,487      (2,648)
  Net income for year ended September 30, 1997...........                                          17,230
  Gain on foreign currency translation...................
  Exercise of stock options..............................        37        1            33
  Tax benefit from exercise of stock options.............                              257
  Repayment of stock subscriptions receivable for options
     exercised...........................................
  Stock tendered as payment for options exercised........                                                        16        (558)
  April 3, 1998 three-for-one stock split effected in the
     form of a 200% stock dividend.......................    40,234      322          (322)                   3,006
                                                           ---------   ------   -------------    --------   ---------   -------
Balance, September 30, 1997..............................    60,351     $483       $55,982       $ 61,238     4,509     $(3,206)
                                                           ---------   ------   -------------    --------   ---------   -------
                                                           ---------   ------   -------------    --------   ---------   -------


                                                               STOCK       CUMULATIVE
                                                           SUBSCRIPTIONS   TRANSLATION
                                                            RECEIVABLE     ADJUSTMENT    TOTAL
                                                           -------------   ----------   --------
Balance, September 30, 1994..............................     $78,016                   $ 78,016
  Net income for year ended September 30, 1995...........                                  5,136
  Exercise of stock options..............................                                    215
  Tax benefit from exercise of stock options.............                                    731
  Purchase of treasury stock, at cost....................                                 (1,483)
                                                           -------------   ----------   --------
Balance, September 30, 1995..............................                                 82,615

  Net income for year ended September 30, 1996...........                                 13,352
  Exercise of stock options..............................     $  (584)                        11
  Tax benefit from exercise of stock options.............                                  1,274
  Purchase of treasury stock, at cost....................                                   (302)
                                                           -------------   ----------   --------
Balance, September 30, 1996..............................        (584)                    96,950
  Net income for year ended September 30, 1997...........                                 17,230
  Gain on foreign currency translation...................                    $2,563        2,563
  Exercise of stock options..............................                                     34
  Tax benefit from exercise of stock options.............                                    257
  Repayment of stock subscriptions receivable for options
     exercised...........................................          96                         96
  Stock tendered as payment for options exercised........         488                        (70)
  April 3, 1998 three-for-one stock split effected in the
     form of a 200% stock dividend.......................
                                                           -------------   ----------   --------
Balance, September 30, 1997..............................     $    --        $2,563     $117,060
                                                           -------------   ----------   --------
                                                           -------------   ----------   --------

                See notes to consolidated financial statements.

                          NBTY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                                   1995       1996        1997
                                                                                  -------    -------    ---------
Cash flows from operating activities:
  Net income...................................................................   $ 5,136    $13,352    $  17,230
  Adjustments to reconcile net income to cash provided by operating activities:
     Loss on disposal/sale of property, plant and equipment....................       374                      31
     Depreciation and amortization.............................................     4,840      5,623        8,167
     Provision (recovery) for allowance for doubtful accounts..................       (18)       216          197
     Deferred income taxes.....................................................       685       (642)      (2,750)
     Changes in assets and liabilities, net of acquisitions:
       Accounts receivable.....................................................    (2,120)     1,616       (4,048)
       Inventories.............................................................     4,454     (2,036)     (19,545)
       Prepaid catalog costs and other current assets..........................      (264)       487       (4,499)
       Other assets............................................................     1,124        675           47
       Accounts payable........................................................     3,160     (5,468)      13,694
       Accrued expenses........................................................     2,810      5,690       14,590
       Other liabilities.......................................................       275         24        1,500
       Income tax receivable...................................................     1,300
                                                                                  -------    -------    ---------
          Net cash provided by operating activities............................    21,756     19,537       24,614
                                                                                  -------    -------    ---------
Cash flows from investment activities:
  Increase in intangible assets................................................    (1,064)       (67)      (1,843)
  Purchase of property, plant and equipment....................................   (11,548)   (15,750)     (21,092)
  Proceeds from sale of property, plant and equipment..........................                    4           20
  Proceeds from sale of short-term investments.................................                             2,662
  Purchase of short-term investments...........................................              (11,024)
  Receipt of payments on notes from sale of direct mail cosmetics business.....                  741        1,047
  Proceeds from sale of direct mail cosmetics business.........................                  350
  Cash from acquisition........................................................                             5,580
                                                                                  -------    -------    ---------
          Net cash used in investing activities................................   (12,612)   (25,746)     (13,626)
                                                                                  -------    -------    ---------
Cash flows from financing activities:
  Net payments under line of credit agreement..................................    (5,000)
  Proceeds from bond offering, net of discount.................................                           148,763
  Cash held in escrow..........................................................                          (144,262)
  Bond issue costs.............................................................                            (5,575)
  Borrowings under long-term debt agreements...................................     2,400      6,000
  Principal payments under long-term debt agreements and capital leases........      (798)      (586)        (932)
  Purchase of treasury stock...................................................    (1,292)      (302)         (70)
  Proceeds from stock options exercised........................................        24         11           34
  Repayment of stock subscription receivable...................................                                96
                                                                                  -------    -------    ---------
          Net cash (used in) provided by financing activities..................    (4,666)     5,123       (1,946)

                                                                                  -------    -------    ---------
Effect of exchange rate changes on cash and cash equivalents...................                                85
                                                                                  -------    -------    ---------
Net increase (decrease) in cash and cash equivalents...........................     4,478     (1,086)       9,127
Cash and cash equivalents at beginning of year.................................     5,900     10,378        9,292
                                                                                  -------    -------    ---------
Cash and cash equivalents at end of year.......................................   $10,378    $ 9,292    $  18,419
                                                                                  -------    -------    ---------
                                                                                  -------    -------    ---------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.....................................   $ 1,086    $ 1,454    $   2,717
  Cash paid during the period for income taxes.................................   $ 1,649    $ 5,387    $  14,008

                See notes to consolidated financial statements.

                          NBTY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)

                 YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

  Non-cash investing and financing information

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

     During fiscal 1995, 1996 and 1997, options were exercised with shares of common stock issued to certain officers and directors. Accordingly, the tax benefit of approximately $731, $1,274 and $257 for the years ended September 30, 1995, 1996 and 1997, respectively, was recorded as an increase in capital in excess of par and a reduction in taxes currently payable. In addition, during fiscal 1997, common stock was surrendered to the Company in satisfaction of $488 of the stock subscription outstanding at September 30, 1996. (See Note 12)

     In connection with the acquisition of Holland & Barrett Holdings Ltd. on August 7, 1997, the Company issued two promissory notes aggregating $170,000 as consideration for the purchase of capital stock. Such notes were paid in October 1997 from the cash held in escrow at September 30, 1997. (See Note 2)

                See notes to consolidated financial statements.

                          NBTY, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business operations

     NBTY, Inc., formerly Nature's Bounty, Inc. (the 'Company'), manufactures and distributes vitamins, food supplements and health and beauty aids primarily in the United States and the United Kingdom. The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Environmental Protection Agency and the United States Postal Service.

     Within the United Kingdom ('U.K.'), the manufacturing, advertising, sales and marketing of food products is regulated by a number of governmental agencies including the Ministry of Agriculture, Fisheries and Food, the Department of Health, the Food Advisory Committee and the Committee on Toxicity, among others.

  Principles of consolidation and basis of presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

  Revenue recognition

     The Company recognizes revenue upon shipment or, with respect to its own retail store operations, upon the sale of products. The Company has no single customer that represents more than 10% of annual net sales or accounts receivable as of and for the years ended September 30, 1995, 1996 and 1997.

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

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on the weighted average method which approximates first-in, first-out basis. The cost elements of inventory include materials, labor and overhead. In fiscal 1995, no one supplier provided more than 10% of purchases. One supplier provided approximately 12% of the Company's purchases in 1996 and 1997.

  Prepaid catalog costs

     Mail order production and mailing costs are capitalized as prepaid catalog costs and charged to expense over the catalog period, which typically approximates three months.

  Advertising expense

     All media (television, radio, magazine) and cooperative advertising costs are generally expensed as incurred. Total expenses relating to advertising and promotion for fiscal 1995, 1996 and 1997 were $8,823, $9,098 and $11,338, respectively.

                          NBTY, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES--(CONTINUED)
  Property, plant and equipment

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

  Common shares and earnings per share


     In February 1997, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ("SFAS") No. 128, 'Earnings Per Share.' The statement requires the presentation of both 'basic' and 'diluted' earnings per share ('EPS') on the face of the income statement. Basic EPS is based on the weighted average number of shares of common stock outstanding during each period while diluted EPS is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents included in diluted EPS, which consisted of common shares issuable upon the exercise of outstanding stock

                          NBTY, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES--(CONTINUED)
options, were 6,536, 4,502 and 4,324 for the years ended September 30, 1995, 1996 and 1997, respectively. The financial statements and related footnotes have been restated to reflect the adoption of SFAS No. 128.

     In March 1998, the Company's board of directors declared a three-for-one stock split payable in the form of a 200% stock dividend. This distribution has been reflected in the fiscal 1997 consolidated financial statements and all per common share amounts have been retroactively restated to account for the stock split. In addition, stock options and the related exercise prices have been amended to reflect this transaction. Also, in March 1998, the Company's certificate of incorporation was amended to authorize the issuance of up to 75,000 shares of common stock, par value $.008 per share.

  Reclassifications

     Certain reclassifications have been made to conform prior year amounts to the current year presentation.

  Accounting changes

     Effective October 1, 1996, the Company adopted the disclosure-only provisions of SFAS No. 123, 'Accounting for Stock-Based Compensation'. As permitted by SFAS No. 123, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees.' As the Company has not granted any options during fiscal 1996 or 1997, there would not have been any impact on the Company's financial position or results of operations on a pro forma basis.

     Effective October 1, 1996, the Company adopted SFAS No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.' This statement requires that certain assets be reviewed for impairment and, if impaired, be measured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS No. 121 at October 1, 1996 and its application during fiscal 1997 had no material impact on the Company's financial position or results of operations.

  New accounting standards

     In June 1997, the FASB issued SFAS No. 130, 'Reporting Comprehensive Income,' which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     In addition, in June 1997, the FASB issued SFAS No. 131, 'Disclosures About Segments of an Enterprise and Related Information,' which establishes standards for reporting information about operating segments. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

     Both of these new standards are effective for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The implementation of these new standards will not affect the Company's results of operations and financial position, but may have an impact on future financial statement disclosures.

                          NBTY, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. ACQUISITION OF HOLLAND & BARRETT HOLDINGS LTD.

     On August 7, 1997, the Company acquired all of the issued and outstanding capital stock of Holland & Barrett Holdings Ltd. ('H&B') from Lloyds Chemist's plc ('Lloyds') for an aggregate purchase price of approximately $169,000 plus acquisition costs of approximately $811. The acquisition has been accounted for under the purchase method and, accordingly, the results of operations are included in the financial statements from the date of acquisition. H&B markets a broad line of nutritional supplement products, including vitamins, minerals and other nutritional supplements and food product. At the date of acquisition, H&B operated approximately 410 retail stores in the United Kingdom.

     The Company issued to Lloyds two promissory notes (the 'Promissory Notes') totaling approximately $170,000 as consideration for the purchase of capital stock of H&B. The Promissory Notes, which are collateralized by two letters of credit issued by a lending institution, were paid in full in October 1997.

     In connection with the Acquisition, the Company (i) entered into a $50,000 revolving credit facility (the 'Revolving Credit Facility'), which provides borrowings for working capital and general corporate purposes, and (ii) issued

$150,000 in Senior Subordinated Notes due 2007.

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

                                                                   SEPTEMBER 30,    SEPTEMBER 30,
                                                                       1996             1997
                                                                   -------------    -------------
Net sales.......................................................     $ 345,305        $ 428,953
Net income......................................................     $   6,110        $  12,458
Net income per diluted share....................................     $    0.10        $    0.21

3. SALE OF DIRECT-MAIL COSMETICS BUSINESS

     On October 9, 1995, the Company sold certain assets of its direct-mail cosmetics business for $2,495. The Company received $350 in cash and non interest bearing notes aggregating $2,145 for inventory, a customer list and other intangible assets. Revenues applicable to this marginally unprofitable business were $8,284 and $137 for fiscal 1995 and 1996, respectively. The inventory note was repaid in full in October 1996 and, in April 1997, the Company received the final payment of the customer list note.

                          NBTY, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. INVENTORIES

                                                                             SEPTEMBER 30,
                                                                           ------------------
                                                                            1996       1997
                                                                           -------    -------
Raw materials...........................................................   $17,132    $29,892
Work-in-process.........................................................     1,523      3,516
Finished goods..........................................................    19,415     42,528
                                                                           -------    -------
                                                                           $38,070    $75,936
                                                                           -------    -------
                                                                           -------    -------

5. PROPERTY, PLANT AND EQUIPMENT

                                                                             SEPTEMBER 30,
                                                                          -------------------
                                                                           1996        1997
                                                                          -------    --------
Land...................................................................   $ 4,765    $  5,050
Buildings and leasehold improvements...................................    38,088      47,819
Machinery and equipment................................................    28,560      33,540
Furniture and fixtures.................................................     8,484      53,552
Transportation equipment...............................................       641       1,015
Computer equipment.....................................................     8,545      14,635
                                                                          -------    --------
                                                                           89,083     155,611
  Less accumulated depreciation and amortization.......................    27,351      47,438
                                                                          -------    --------
                                                                          $61,732    $108,173
                                                                          -------    --------
                                                                          -------    --------

     Depreciation and amortization of property, plant and equipment for the years ended September 30, 1995, 1996 and 1997 was approximately $3,190, $4,974 and $7,104, respectively.

     Property, plant and equipment includes approximately $4,051 for assets recorded under capital leases for fiscal 1996 and 1997.


6. INTANGIBLE ASSETS

     Intangible assets, at cost, acquired at various dates are as follows:

                                                                         SEPTEMBER 30,
                                                                      -------------------    AMORTIZATION
                                                                       1996        1997         PERIOD
                                                                      -------    --------    ------------
Goodwill...........................................................   $   469    $136,972        20-40
Customer lists.....................................................     8,784       9,816         6-15
Trademark and licenses.............................................     1,201       1,201          2-3
Covenants not to compete...........................................     1,305       1,305          5-7
                                                                      -------    --------
                                                                       11,759     149,294
  Less accumulated amortization....................................     7,784       8,847
                                                                      -------    --------
                                                                      $ 3,975    $140,447
                                                                      -------    --------
                                                                      -------    --------

     Amortization included in the consolidated statements of income under the caption 'selling, general and administrative expenses' in 1995, 1996 and 1997 was approximately $776, $649 and $1,063, respectively.

                          NBTY, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. ACCRUED EXPENSES

                                                                             SEPTEMBER 30,
                                                                           ------------------
                                                                            1996       1997
                                                                           -------    -------
Litigation settlement costs.............................................              $ 5,600
Payroll and related payroll taxes.......................................   $ 2,731      4,185
Customer deposits.......................................................     1,863      2,363
Accrued purchases and interest..........................................                2,800
Income taxes payable....................................................     2,670      7,456
Other...................................................................     7,441     11,921
                                                                           -------    -------
                                                                           $14,705    $34,325
                                                                           -------    -------
                                                                           -------    -------

8. LONG-TERM DEBT

                                                                             SEPTEMBER 30,
                                                                          -------------------
                                                                           1996        1997
                                                                          -------    --------
Senior debt:
  8 5/8% Senior subordinated notes due 2007, net of unamortized
     discount of $1,237 (a)............................................              $148,763
Mortgages:
  First mortgage, payable in monthly principal and interest (10.375%)
     installments (b)..................................................   $ 7,447       7,317
  First mortgage payable in monthly principal and interest (9.73%)
     installments of $25 (c)...........................................     2,258       2,169
  First mortgage, payable in monthly principal and interest (7.375%)
     installments of $55 (d)...........................................     5,926       5,693
Revolving credit agreement (e)
                                                                          -------    --------
                                                                           15,631     163,942
  Less current portion.................................................       453         495
                                                                          -------    --------
                                                                          $15,178    $163,447
                                                                          -------    --------
                                                                          -------    --------


------------------

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

                          NBTY, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. LONG-TERM DEBT--(CONTINUED)

(d) In April 1996, the Company obtained a $6,000 first mortgage with a fixed interest rate of 7.375%, collateralized by the underlying real estate. The mortgage has monthly principal and interest payments of $55 for fifteen years through 2011.

(e) In September 1997, the Company entered into a Revolving Credit Agreement (the 'Agreement') with five banks that provides for borrowings up to $50,000, which expires September 23, 2003. Virtually all of the Company's assets serve as collateral under the Agreement, which is subject to normal banking terms and conditions. The Agreement provides that loans may be made under a selection of rate formulas including Prime or Euro currency rates. The Agreement provides for the maintenance of various financial ratios and covenants. As of September 30, 1997, there were no outstanding borrowings under the Agreement.

     Required principal payments of long-term debt are as follows:

YEARS ENDED
SEPTEMBER 30,
--------------------------------------------------------------
  1998........................................................   $    495
  1999........................................................        539
  2000........................................................      7,420
  2001........................................................        444
  2002........................................................        481
  Thereafter..................................................    154,563
                                                                 --------
                                                                 $163,942
                                                                 --------
                                                                 --------

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

9. CAPITAL LEASE OBLIGATIONS


     The Company enters into various capital leases for machinery and equipment which provide the Company with bargain purchase options at the end of such lease terms. Future minimum payments under capital lease obligations as of September 30, 1997 are as follows:

  1998...........................................................   $  759
  1999...........................................................      759
  2000...........................................................      759
  2001...........................................................      759
  2002...........................................................      692
  Thereafter.....................................................      172
                                                                    ------
                                                                     3,900
  Less, amount representing interest.............................      679
                                                                    ------
  Present value of minimum lease payments (including $521 due
     within one year)............................................   $3,221
                                                                    ------
                                                                    ------

                          NBTY, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. INCOME TAXES

     Provision (benefit) for income taxes consists of the following:

                                                                              YEAR ENDED SEPTEMBER 30,
                                                                             ---------------------------
                                                                              1995      1996      1997
                                                                             ------    ------    -------
Federal
  Current.................................................................   $2,225    $7,551    $14,207
  Deferred................................................................      637      (501)    (2,530)
State
  Current.................................................................      336     2,112      1,218
  Deferred................................................................       48      (141)      (220)
Foreign benefit...........................................................                        (1,189)
                                                                             ------    ------    -------
Total provision...........................................................   $3,246    $9,021    $11,486
                                                                             ------    ------    -------
                                                                             ------    ------    -------

     The following is a reconciliation of the income tax expense computed using the statutory federal income tax rate to the actual income tax expense and its effective income tax rate.

                                                               YEAR ENDED SEPTEMBER 30,
                                         ---------------------------------------------------------------------
                                                 1995                    1996                    1997
                                         --------------------    --------------------    ---------------------
                                                   PERCENT OF              PERCENT OF               PERCENT OF
                                                     PRETAX                  PRETAX                   PRETAX
                                         AMOUNT      INCOME      AMOUNT      INCOME      AMOUNT       INCOME
                                         ------    ----------    ------    ----------    -------    ----------
Income tax expense at statutory
  rate................................   $2,850       34.0%      $7,831       35.0%      $10,051       35.0%
State income taxes, net of federal
  income tax benefit..................      254        3.0%       1,281        5.7%          649        2.3%
Other, individually less than 5%......      142        1.7%         (91)      (0.4%)         786        2.7%
                                         ------    ----------    ------    ----------    -------    ----------
Actual income tax provision...........   $3,246       38.7%      $9,021       40.3%      $11,486       40.0%
                                         ------    ----------    ------    ----------    -------    ----------
                                         ------    ----------    ------    ----------    -------    ----------


     The components of deferred tax assets and liabilities are as follows:

                                                                             1996       1997
                                                                            -------    -------
Deferred tax assets:
  Current:
     Inventory capitalization............................................   $   243    $   351
     Accrued expenses and reserves not currently deductible..............     2,591      5,350
     Tax credits.........................................................       321        331
                                                                            -------    -------
       Current deferred tax assets.......................................     3,155      6,032
                                                                            -------    -------
  Noncurrent:
     Intangibles.........................................................       335        333
     Reserves not currently deductible...................................       200        188
                                                                            -------    -------
       Total noncurrent..................................................       535        521
                                                                            -------    -------
Deferred tax liabilities:
  Property, plant and equipment..........................................    (3,362)    (7,995)
                                                                            -------    -------
       Net deferred tax (liability) asset................................   $   328    $(1,442)
                                                                            -------    -------
                                                                            -------    -------

     Available state tax credits of $321 and $331 in 1996 and 1997, respectively, are scheduled to expire through fiscal 2002.

                          NBTY, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. COMMITMENTS

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

     Future minimal rental payments under the retail location and other leases that have initial or noncancelable lease terms in excess of one year at September 30, 1997 are as follows:

YEAR ENDING
SEPTEMBER 30,
--------------------------------------------------------------
  1998........................................................   $ 25,322
  1999........................................................     24,501
  2000........................................................     23,522
  2001........................................................     22,176
  2002........................................................     20,804
  Thereafter..................................................    161,623
                                                                 --------
                                                                 $277,948
                                                                 --------
                                                                 --------

     Operating lease rental expense, including real estate tax and maintenance costs, and leases on a month to month basis were approximately $1,248, $1,979 and $7,750 for the years ended September 30, 1995, 1996 and 1997, respectively.

  Purchase commitments

     The Company was committed to make future purchases under various purchase order arrangements with fixed price provisions aggregating approximately $12,923 and $26,102 at September 30, 1996 and 1997, respectively.

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

     The Company also has a two-year consulting agreement with its former chairman and current director which expires on December 31, 1997. Such agreement requires annual payments of approximately $350. The parties are presently negotiating a renewal of the agreement under substantially comparable terms. In addition, an entity owned by a relative of an officer received sales commissions of $510, $417 and $541 in 1995, 1996 and 1997, respectively.

12. STOCK OPTION PLANS

     The Board of Directors approved the issuance of 6,660 non-qualified options on September 23, 1990, exercisable at $0.21 per share, which options terminate on September 23, 2000. In addition, on March 11, 1992,

                          NBTY, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. STOCK OPTION PLANS--(CONTINUED)
the Board approved the issuance of an aggregate of 5,400 non-qualified stock options to directors and officers, exercisable at $0.31 per share, and expiring on March 10, 2002. The exercise price of each of the aforementioned issuances was in excess of the market price at the date such options were granted.

     During fiscal 1997, options were exercised with 37 shares of common stock issued (prior to the aforementioned stock split) to certain officers and a director for $23. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $643 and a tax benefit of approximately $257 which was credited to capital in excess of par.

     During fiscal 1996, options were exercised with 872 shares of common stock issued (prior to the aforementioned stock split) to certain officers and directors for $11 and interest bearing notes in the amount of $584. As a result of the exercise of these options, the Company was entitled to a compensation deduction for tax purposes of approximately $3,145 and a tax benefit of approximately $1,274 which was credited to capital in excess of par.

     During fiscal 1995, options were exercised with 430 shares of common stock issued (prior to the aforementioned stock split) to certain officers and directors for $24 and an interest bearing note in the amount of $191. The promissory note, including interest, was paid by the surrender of 23 NBTY common shares to the Company at the prevailing market price. As a result of the exercise of these options, the Company was entitled to a compensation deduction of approximately $1,828 which resulted in a tax benefit of approximately $731 which was credited to capital in excess of par.

     A summary of stock option activity is as follows:

                                                      WEIGHTED                 WEIGHTED                 WEIGHTED
                                                      AVERAGE                  AVERAGE                  AVERAGE
                                         NUMBER OF    EXERCISE    NUMBER OF    EXERCISE    NUMBER OF    EXERCISE
                                          SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                         ---------    --------    ---------    --------    ---------    --------
Outstanding at beginning of year......     8,475       $  .24       7,185       $  .25       4,569       $  .25
Exercised.............................     1,290          .17       2,616          .23         111          .31
                                         ---------    --------    ---------    --------    ---------    --------
Outstanding at end of year............     7,185       $  .25       4,569       $  .25       4,458       $  .25
                                         ---------    --------    ---------    --------    ---------    --------
                                         ---------    --------    ---------    --------    ---------    --------
Exercisable at end of year............     7,185       $  .25       4,569       $  .25       4,458       $  .25
                                         ---------    --------    ---------    --------    ---------    --------
                                         ---------    --------    ---------    --------    ---------    --------


     As of September 30, 1997, the weighted average remaining contractual life of outstanding options was 4 years. In addition, there were no options available for grant at September 30, 1995, 1996 or 1997.

13. EMPLOYEE BENEFIT PLANS

     The Company maintains defined contribution savings plans and an employee stock ownership plan. The accompanying financial statements reflect contributions to these plans in the approximate amount of $498, $489 and $1,209 for the years ended September 30, 1995, 1996 and 1997, respectively.

14. LITIGATION

  L-tryptophan

     The Company and certain other companies in the industry have been named as defendants in cases arising out of the ingestion of products containing L-tryptophan. The Company had been named in more than 265 lawsuits, of which four are still pending against the Company. The other 261 lawsuits have been settled at no cost to the Company. The Company's supplier of L-tryptophan agreed to indemnify the Company and the other companies named in the lawsuits through the final resolution of all cases involving L-tryptophan. In addition, the

                          NBTY, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. LITIGATION--(CONTINUED)
supplier has posted, for the benefit of the Company and the other companies named in the lawsuits, a revolving, irrevocable letter of credit of $20,000 to be used in the event that the supplier is unable or unwilling to satisfy any claims or judgments. While not all of these suits quantify the amount demanded, the Company believes that the amount required to either settle these cases or to pay judgments rendered therein will be paid by the supplier or by the Company's product liability insurance carrier.

     While the outcome of any litigation is uncertain, it is the opinion of management and legal counsel of the Company that it is remote that the Company will incur a material loss as a result of the L-tryptophan litigation and claims. Accordingly, no provision for liability, if any, that may result therefrom has been made in the Company's financial statements.

  Shareholder litigation

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

  Other litigation

     The Company is also involved in miscellaneous claims and litigation which management believes, taken individually or in the aggregate, would not have a material adverse effect on the Company's financial position or its business.

15. FOREIGN OPERATIONS

     In connection with the Company's recent acquisition of H&B which operates primarily in the United Kingdom, the Company has significantly expanded its operations outside of the United States. The following information has been summarized by geographic area as of September 30, 1997 and for the year then ended.

                                                                      IDENTIFIABLE                OPERATING
                                                                         ASSETS        SALES       INCOME
                                                                      ------------    --------    ---------
United States......................................................     $328,548      $254,910    $  36,619
United Kingdom.....................................................      214,190        26,497       (3,281)
                                                                      ------------    --------    ---------
                                                                        $542,738      $281,407    $  33,338
                                                                      ------------    --------    ---------
                                                                      ------------    --------    ---------

                          NBTY, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for fiscal 1996 and 1997:

                                                      DECEMBER 31,    MARCH 31,    JUNE 30,    SEPTEMBER 30,
                                                      ------------    ---------    --------    -------------
1996:
  Net sales........................................     $ 38,589       $55,605     $ 47,900       $52,309
  Gross profit.....................................       17,779        27,760       24,453        28,773
  Income before income taxes.......................         (412)        7,502        6,503         8,780(a)
  Net income.......................................         (251)        4,576        3,763         5,264
  Net income per diluted share.....................     $     --       $  0.07     $   0.06       $  0.09
1997:
  Net sales........................................     $ 47,327       $75,019     $ 61,761       $97,300
  Gross profit.....................................       24,757        39,342       31,803        49,619
  Income before income taxes.......................        5,484        12,723        8,548         1,961(a)
  Net income.......................................        3,290         7,634        5,129         1,177
  Net income per diluted share.....................     $   0.06       $  0.13     $   0.08       $  0.02

------------------
(a) Year-end adjustments resulting in an increase to pre-tax income of approximately $2 million and $2.1 million primarily related to adjustments of inventory amounts in 1996 and 1997, respectively.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 5, 1998                By: /s/ Scott Rudolph
                                      ----------------------------------
                                      Scott Rudolph
                                      President, Chief Executive Officer

Dated: May 5, 1998                By: /s/ Harvey Kamil
                                      ----------------------------------
                                      Harvey Kamil
                                      Executive Vice President and
                                      Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 5, 1998                By: /s/ Scott Rudolph
                                      ----------------------------------
                                      Scott Rudolph
                                      Chairman, President and
                                      Chief Executive Officer

Dated: May 5, 1998                By: /s/ Arthur Rudolph
                                      ----------------------------------
                                      Arthur Rudolph, Director

Dated: May 5, 1998                By: /s/ Aram Garabedian
                                      ----------------------------------
                                      Aram Garabedian, Director

Dated: May 5, 1998                By: /s/ Bernard G. Owen
                                      ----------------------------------
                                      Bernard G. Owen, Director

Dated: May 5, 1998                By: /s/ Alfred Sacks
                                      ----------------------------------
                                      Alfred Sacks, Director

Dated: May 5, 1998                By: /s/ Murray Daly
                                      ----------------------------------
                                      Murray Daly, Director

Dated: May 5, 1998                By: /s/ Glenn Cohen
                                      ----------------------------------
                                      Glenn Cohen, Director

Dated: May 5, 1998                By: /s/ Bud Solk
                                      ----------------------------------
                                      Bud Solk, Director

Dated: May 5, 1998                By: /s/ Nathan Rosenblatt
                                      ----------------------------------
                                      Nathan Rosenblatt, Director


                                      ----------------------------------
                                      Michael L. Ashner, Director