Form 10-Q
period 1998-06-30
NBTY INC
filed 1998-08-13
CIK 70793

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the period ended       June 30, 1998

Commission File Number:       0-10666
                              -------

                                 NBTY, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           Delaware                                11-2228617
-------------------------------                -------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)


      90 Orville Drive, Bohemia, NY                 11716
-----------------------------------------         ----------
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

                           YES   X         NO
                               -----          -----


Shares of Common Stock as of June 30, 1998:  64,742,394
                                             ----------


                         NBTY, INC. and SUBSIDIARIES

                                    INDEX

PART I     Financial Information

           Condensed Consolidated Balance Sheets -
            June 30, 1998 (unaudited)and September 30, 1997           1 - 2

           Condensed Consolidated Statements of Operations  -
            (unaudited) - Three Months Ended June 30, 1998 and 1997     3

           Condensed Consolidated Statements of Operations -
            (unaudited) Nine months Ended June 30, 1998 and 1997        4

           Condensed Consolidated Statements of Cash Flows -
            (unaudited) Nine months Ended June 30, 1998 and 1997        5

           Notes to Condensed Consolidated
            Financial Statements (unaudited)                          6 - 11

           Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations (unaudited)                                12 - 19

PART II Other Information                                               20

     Signature                                                          21


                         NBTY, INC. and SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

(Dollars and shares in thousands)


                                           June 30,      September 30,
                                             1998            1997
                                          ----------------------------
                                          (Unaudited)

Current assets:
  Cash and cash equivalents                 $  5,770        $ 20,262
  Short-term investments                           -           8,362
  Accounts receivable, less allowance for
   doubtful accounts ($1,116 in 1997;
   $1,056 in 1998)                            19,770          19,603
  Inventories                                111,680          86,440
  Deferred income taxes                        6,032           6,032
  Prepaid catalog costs and other
   current assets                             25,499          19,111
                                            ------------------------
    Total current assets                     168,751         159,810

Cash held in escrow                                -         144,262


Property, plant and equipment                217,725         173,447
 less accumulated depreciation
 and amortization                             62,477          55,263
                                            ------------------------
                                             155,248         118,184

Intangible assets, net                       143,926         141,303

Other assets                                   7,473           7,618
                                            ------------------------

    Total assets                            $475,398        $571,177
                                            ========================


          See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND STOCKHOLDERS' EQUITY

(Dollars and shares in thousands)


                                                  June 30,      September 30,
                                                    1998            1997
                                                 ----------------------------
                                                 (Unaudited)
Current liabilities:
  Current portion of long-term debt
   and capital lease obligations                  $  1,220         $  1,519
  Demand note payable                                                 1,873
  Accounts payable                                  49,739           49,857
  Accrued expenses                                  30,726           35,711
                                                  -------------------------
    Total current liabilities                       81,685           88,960

Long-term debt                                     218,123          168,550
Obligations under capital leases                     2,201            2,700
Promissory note payable                                528          169,909
Deferred income taxes                                7,624            7,474
Other liabilities                                    3,533            2,293
                                                  -------------------------
    Total liabilities                              313,694          439,886
                                                  -------------------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.008 par; authorized
   75,000 in 1998 in 1997; issued
   69,254 in 1998 and 69,122 in 1997
   and outstanding 64,742 shares in 1998
   and 64,610 shares in 1997                           554              553
  Capital in excess of par                          56,789           56,182
  Retained earnings                                 98,918           75,199
                                                  -------------------------
                                                   156,261          131,934
  Less 4,512 treasury shares at cost,
   in 1998 and 1997, respectively                   (3,206)          (3,206)
  Cumulative translation adjustment                  8,649            2,563
                                                  -------------------------
    Total stockholders' equity                     161,704          131,291
                                                  -------------------------

    Total liabilities and stockholders' equity    $475,398         $571,177
                                                  =========================


          See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)


                                              For the three months
                                                 ended June 30,
                                              --------------------
                                                1998        1997
                                              --------------------

Net sales                                     $138,931     $80,219
                                              --------------------

Costs and expenses:
  Cost of sales                                 64,514      41,095
  Catalog, printing, postage and promotion       8,804       7,010
  Selling, general and administrative           46,764      20,758
  Merger related costs                           3,360
                                              --------------------
                                               123,442      68,863
                                              --------------------

Income from operations                          15,489      11,356
                                              --------------------

Other income (expenses):
  Interest, net                                 (3,196)       (630)
  Miscellaneous, net                             1,328         555
                                              --------------------
                                                (1,868)        (75)
                                              --------------------

Income before income taxes                      13,621      11,281

Income taxes                                     5,486       3,455
                                              --------------------
  Net income                                  $  8,135     $ 7,826
                                              ====================

Basic earnings per share                      $   0.13     $  0.12
                                              ====================
Diluted earnings per share                    $   0.12     $  0.11
                                              ====================

Weighted average common shares
  Basic                                         64,742      64,658
                                              ====================

  Diluted                                       69,008      68,946
                                              ====================


          See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)


                                               For the nine months
                                                  ended June 30,
                                              ---------------------
                                                1998         1997
                                              ---------------------

Net sales                                     $425,751     $239,070

Costs and expenses:
  Cost of sales                                204,928      120,627
  Catalog, printing, postage and promotion      22,739       21,136
  Selling, general and administrative          137,216       61,204
  Merger related costs                           3,360            0
                                              ---------------------
                                               368,243      202,967
                                              ---------------------

Income from operations                          57,508       36,103
                                              ---------------------

Other income (expenses):
  Interest                                     (12,417)      (1,950)
  Miscellaneous, net                             2,728          389
                                              ---------------------
                                                (9,689)      (1,561)
                                              ---------------------

Income before income taxes                      47,819       34,542

Income taxes                                    16,051       10,846
                                              ---------------------

    Net income                                $ 31,768     $ 23,696
                                              =====================

Basic earnings per share                      $   0.49     $   0.37
                                              =====================
Diluted earnings per share                    $   0.46     $   0.34
                                              =====================

Weighted average common shares
  Basic                                         64,689       64,578
                                              =====================

  Diluted                                       68,986       68,919
                                              =====================


          See notes to condensed consolidated financial statements.


                         NBTY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

(Dollars in thousands)


                                                     For the nine months
                                                        ended June 30,
                                                     -------------------
                                                       1998        1997
                                                     -------------------

Net income                                           $ 31,768    $23,696

Adjustments to reconcile net income to
 cash provided by operating activities:
  Gain on sale of product line                         (1,576)
  Gain (loss) on sale of property,
   plant and equipment                                    402       (197)
  Depreciation and amortization                        15,448      5,642
  Provision for allowance for doubtful accounts            10        203
Changes in assets and liabilities,
 net of acquistions:
  Increase in accounts receivable                      (1,173)    (3,079)
  Increase in inventories                             (24,593)   (20,246)
  Increase in prepaid catalog
   costs and other current assets                      (6,005)    (2,132)
  Decrease in other assets                              1,703        579
  (Decrease)increase in accounts payable               (1,358)    13,578
  (Decrease) increase in accrued expenses              (4,581)       440
  Increase in other liabilities                         1,240
                                                     -------------------
    Net cash provided by operating activities          11,285     18,484
                                                     -------------------

Cash flow from investing activities:
  Purchase of property, plant and equipment           (51,049)   (13,639)
  Proceeds from sale of property, plant
   and equipment                                            1        289
  Proceeds from sale of product line                    4,500
  Proceeds from sale of short term investments          8,362
  Purchase of short-term investments                              (4,516)
  Receipt of payments from direct-mail
   cosmetics business                                              1,047
                                                     -------------------
    Net cash used in investing activities             (38,186)   (16,820)
                                                     -------------------

Cash flows from financing activities:
  Dividends paid                                       (8,050)    (6,555)
  Borrowings  under long term debt agreements          55,000
  Cash held in escrow                                 144,730
  Payment of demand note payable                       (1,345)
  Principal payments under long-term
   debt agreements and capital leases                  (6,570)    (2,422)
  Purchase of treasury stock                                         (15)
  Proceeds from stock options exercised                    40         23
  Repayment of promissory note                       (168,770)
                                                     -------------------

    Net cash provided by (used in)
     financing activities                              15,035     (8,969)
                                                     -------------------
Effect of Exchange Rate Changes on Cash
 and Cash Equivalents                                  (2,626)
                                                     -------------------
Net decrease in cash and cash equivalents             (14,492)    (7,305)
Cash and cash equivalents at beginning of quarter      20,262     12,814
                                                     -------------------
Cash and cash equivalents at end of quarter          $  5,770    $ 5,509
                                                     ===================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest           $ 14,823    $ 1,294
  Cash paid during the period for taxes              $ 12,859    $11,068


                         NBTY, INC. and SUBSIDIARIES

            NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(In thousands, except per share amounts)

1.   Basis of presentation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

     Pooling of interests
       On April 20, 1998, Nutrition Headquarters Group, Inc., Lee Nutrition, Inc. and Nutro Laboratories, Inc. (collectively, the "Nutrition Headquarters Group" or "NHG") was merged with and into NBTY. The merger constituted a tax-free reorganization in accordance with
       Section 368(a)(1)(A) of the Internal Revenue Service and has been accounted for as a pooling of interests under APB No. 16.

       All financial information has been restated to include the financial position and results of operations of Nutrition Headquarters Group for all periods presented.

     Terms of the merger agreement
       Each share of Nutrition Headquarters Group common stock was exchanged for approximately 30 shares of NBTY's common stock with approximately
       8.8 million shares of NBTY's common stock exchanged for all the outstanding stock of Nutrition Headquarters Group.

     Income taxes
       Prior to the merger, Nutrition Headquarters Group had been treated as an S corporation for Federal and state tax purposes. Accordingly, taxable income was reported to the individual stockholders for inclusion in their respective income tax returns with no provision for these taxes, other than certain minimum taxes, included in the Company's consolidated financial statements.

2. In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 1998 and results of operations for the three and nine months ended June 30, 1998 and 1997 and statements of cash flows for the nine months ended June 30, 1998 and 1997. The consolidated condensed balance sheet as of September 30, 1997 has been derived from the audited balance sheet as of that date. The results of operations for the three and nine months ended June 30, 1998 and statements of cash flows for the nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the registration statement filed on Form S-3 as filed with the Securities and Exchange Commission on May 8, 1998.

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

     Common shares and earnings per share
       On March 9, 1998, the Company's Certificate of Incorporation was amended to authorize the issuance of up to 75 million shares of common stock, par value $.008 per share. In addition, the Company's Board of Directors declared a three-for-one stock split in the form of a 200% stock dividend effective March 23, 1998.

       On April 20, each share of Nutrition Headquarters Group common stock was exchanged for one share of NBTY's common stock with approximately 8,772 shares of NBTY's common stock exchanged for all the outstanding stock of Nutrition Headquarters Group.

       All per common share amounts have been retroactively restated to account for the above stock split and the merger of NHG with NBTY. In addition, stock options and respective exercise prices have been amended to reflect these transactions.

     Accounting changes

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

       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

       In February 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1"). SOP No. 98-1 requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. The Company adopted SOP 98-1 effective February 1998, and its implementation had no material effect on the Company's financial position or results of operations.

       In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP No. 98-5"). SOP No. 98-5 requires that all start-up (or pre-opening) activities and organization costs be expensed as incurred. The Company expects that the implementation of this statement will not have a material effect on its financial position or results of operations.

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

3. In April 1998, the Company sold certain assets of its cosmetic pencil operation for approximately $6 million, of which $4.5 million was paid by cash with additional payments of $1.5 million over the next three years. The cosmetic pencil operation had sales of approximately $1.9 million and operating losses of approximately $0.8 million in fiscal 1997. The gain on such sale of approximately $1.6 million is included in other income in the condensed consolidated statements of income.

4.   Acquisition of Holland & Barrett Holdings Ltd.
     On August 7, 1997, the Company acquired all of the issued and outstanding capital stock of Holland & Barrett Holdings Ltd.("H&B") from Lloyds Chemist's plc ("Lloyds") for an aggregate purchase price of approximately $169,000 plus acquisition costs of approximately $3,174. The acquisition has been accounted for under the purchase method and, accordingly, the results of operations are included in the financial statements from the date of acquisition. H&B markets a broad line of nutritional supplement products, including vitamins, minerals and other nutritional supplements and food products. At the date of acquisition, H&B operated approximately 410 retail stores in the United Kingdom.

     The Company issued to Lloyds two promissory notes (the "Promissory Notes") totaling approximately $170,000 as consideration for the purchase of the capital stock of H&B. The Promissory Notes, which were collateralized by two letters of credit issued by a lending institution, were paid in full in October 1997.

     In connection with the Acquisition, the Company (i) entered into a $50,000 credit and guarantee agreement (the "Credit and Guarantee Agreement"), which provides borrowings for working capital and general corporate purposes, and (ii) issued $150,000 in Senior Subordinated Notes due 2007.

     Assets acquired and liabilities assumed included cash ($5,580), inventory ($18,045), other current assets ($11,078), property, plant and equipment ($31,554), and current and long-term liabilities ($27,154 and $4,058, respectively). The excess cost of investment over the net book value of H&B at the date of acquisition resulted in an increase in goodwill of $136,899 which will be amortized over 25 years. Additionally, finance related costs of approximately $5,600 will be amortized over 10 years.

5. Inventories have been estimated using the gross profit method for the interim periods. The components of the inventories are as follows:


                               June 30,    September 30,
                                 1998          1997
                               -------------------------

       Raw materials and
         Work-in-process       $ 50,281       $37,347
       Finished goods            61,399        49,093
                               ----------------------
                               $111,680       $86,440
                               ======================

6. Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the three and nine month periods ended June 30, 1998 and 1997. Diluted earnings per share include the effect of outstanding stock options, as if exercised. The following is a reconciliation between the basic and diluted earnings per share, as required by SFAS No. 128:


                                             For the three months   For the nine months
                                                   June 30,               June 30,
                                             --------------------   -------------------
                                              1998          1997     1998        1997
                                             ------------------------------------------

       Numerator:
         Numerator for basic earnings
          per share - income available
          to common stockholders             $8,135        $7,826   $31,768     $23,696
                                             ==========================================

         Numerator for dilutive earnings
          per share - income available
          to common stockholders             $8,135        $7,826   $31,768     $23,696
                                             ==========================================

       Denominator:
         Denominator for basic earnings
          per share -- weighted-average
          shares                             64,742        64,658    64,689      64,578

         Effect of dilutive securities:
           Stock options                      4,265         4,288     4,297       4,341
                                             ------------------------------------------

         Denominator for diluted earnings
          per share -- weighted-average
          shares                             69,008        68,946    68,986      68,919
                                             ==========================================

       Basic earnings per share              $ 0.13        $ 0.12   $  0.49     $  0.37
                                             ==========================================

       Diluted earnings per share            $ 0.12        $ 0.11   $  0.46     $  0.34
                                             ==========================================


7.   Foreign operations:
     In connection with the Company's recent acquisition of H&B which operates primarily in the United Kingdom, the Company has significantly expanded its operations outside the United States. The following information has been summarized by geographic area as of June 30, 1998:


                               Identifiable
                                  Assets
                         -------------------------
                         June 30,    September 30,
                           1998          1997
                         -------------------------

       United States     $256,076       $356,987
       United Kingdom     219,322        214,190
                         -----------------------
                         $475,398       $571,177
                         =======================


       For the three months ended June 30,


                                Sales            Operating income
                         -------------------	------------------
                           1998       1997        1998       1997
                         -----------------------------------------

       United States     $ 92,615    $79,665    $13,026    $12,024
       United Kingdom      46,316        554      2,462       (668)
                         -----------------------------------------
                         $138,931    $80,219    $15,488    $11,356
                         =========================================


       For the nine months ended June 30,


                                Sales            Operating income
                         --------------------   ------------------
                           1998        1997       1998       1997
                         -----------------------------------------

       United States     $282,853    $237,286   $47,989    $37,481
       United Kingdom     142,899       1,784     9,519     (1,378)
                         -----------------------------------------
                         $425,751    $239,070   $57,508    $36,103
                         =========================================


8.   Subsequent events:
     On July 1, 1998, the Company sold 3,450,000 shares (including a 15% over-allotment option) of common stock, $.008 par value per share, in a public offering at $18.00 per share. After expenses, the Company realized approximately $55 million which was used to repay the Company's Credit and Guarantee Agreement and for working capital.

     The Company acquired the assets of three privately held vitamin mail order companies: Home Health Products, Inc., Virginia Beach, Virginia; Barth-Spencer Corporation in Pompano Beach, Florida and Darby Health Group, Inc. in Westbury, New York for $7.8 million in cash. The aggregate sales of these companies were approximately $20 million in 1997. The mail order databases of the acquired operations will be incorporated into NBTY's active mail order customer base to increase the number of active customers.


                         NBTY, INC. and SUBSIDIARIES
              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS
                                 (Unaudited)

(In thousands, except per share amounts)

Results of Operations:

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:


                                               Three months         Nine months
                                                  Ended                ended
                                                 June 30,            June 30,
                                             ----------------    ----------------
                                              1998      1997      1998      1997
                                             ------------------------------------

Net sales                                    100.0%    100.0%    100.0%    100.0%
Cost and expenses:
  Cost of sales                               46.4      51.2      48.1      50.5
  Catalog printing, postage and promotion      6.3       8.7       5.3       8.8
  Selling, general and administrative         33.7      25.9      32.2      25.6
  Merger related costs                         2.5       0.0       0.9       0.0
                                             -----------------------------------
                                              88.9      85.8      86.5      84.9
                                             -----------------------------------
Income from operations                        11.1      14.2      13.5      15.1

Other income (expenses), net                  (1.3)     (0.1)     (2.3)     (0.7)
                                             -----------------------------------
Income before income taxes                     9.8      14.1      11.2      14.4
Income taxes                                   3.9       4.3       3.7       4.5
                                             -----------------------------------
Net income                                     5.9%      9.8%      7.5%      9.9%
                                             ===================================


For the three months ended June 30, 1998 compared to the three months ended June 30, 1997:

     Net sales. Net sales in the third quarter ended June 30, 1998 were $138,931 compared with $80,219 for the prior comparable period, an increase of $58,712 or 73.2%. Mail order sales were $44.1 million, compared to $37.7 for the prior comparable period (increase of $6.4 million or 17.1%), wholesale sales were $32.7 million compared to $31.7 million (increase of $1.0 million or 3.0%), U.S. retail revenues were $16.7 million compared to $10.7 million (increase of $6.0 million or 55.7%) and U.K. retail revenues resulting from the H&B acquisition in August 1997 were $45.4 million. On a consolidated basis, excluding Holland & Barrett, net sales increased $13.3 million or 16.6%.

     Costs and expenses. Cost of sales as a percentage of sales were 46.4% for 1998 and 51.2% for 1997. The decrease was associated with changes in product mix and Holland & Barrett. In the quarter ended June 30, 1998, products supplied by outside vendors were replaced by NBTY manufactured products which resulted in higher gross profits.

     Catalog printing, postage, and promotion expenses were $8,804 in 1998, an increase of $1,794 (25.6% increase), from $7,010 in 1997. As a percentage of sales, expenses were 6.3% for the current quarter and 8.7% for the prior comparable quarter due to an increase in retail revenues in 1998.

     Selling, general and administrative expenses were $46,764 for the quarter, or 33.7% as a percentage of sales, compared with $20,758, or 25.9% as a percentage of sales, an increase of $26,006 (125.3% increase). The largest segments and increases are indirect salaries, rents, freight and property taxes. These expenses increased due to the acquisition of Holland & Barrett retail operation and the U.S. retail expansion program.

     Merger related costs.

     One-time costs associated with the merger between Nutrition
     Headquarters Group (NHG) and NBTY will aggregate approximately $3.4 million. These estimates include professional fees and separation pay for the consolidation of certain administrative areas.

     Interest expense. Interest expense was $3,196, an increase of $2,566 compared with the comparable quarter. The major component is interest associated with the Holland & Barrett acquisition and the Credit and Guarantee Agreement.

     Income taxes

     Prior to the merger, NHG had been treated as an S corporation for Federal and state tax purposes. Accordingly, taxable income was reported to the individual stockholders for inclusion in their respective income tax returns with no provision for these taxes, other than certain minimum taxes, included in the Company's Consolidated Financial Statements.

     Income before income taxes was $13,621 for 1998 and $11,281 for 1997. After income taxes, the Company had a net profit of $8,135 (or basic earnings per share of $0.13, diluted earnings per share of $0.12) for the three month period ended June 30, 1998, and $7,826 (or basic earnings per share of $0.12, diluted earnings per share of $0.11) for the three months ended June 30, 1997. Assuming NHG was taxed at the Company's effective rate, net income would have been $8.2 million for fiscal 1998, an increase of $1.4 million or 20.2% compared with $6.8 million in 1997.

For the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997.

     Net sales. Net sales in the nine months ended June 30, 1998 were $425,751 compared with $239,070 for the prior comparable period, an increase of $186,681 or 78.1%. Mail order sales were $138.1 million, compared to $114.9 for the prior comparable period (increase of $23.2 million or 20.1%), wholesale sales were $99.4 million compared to $95.4 million (increase of $4.0 million or 4.2%), U.S. retail revenues were $48.0 million compared to $28.6 million (increase of $19.4 million or 67.7%) and U.K retail revenues were $140.2 million in 1998.

     Revenue increases were due primarily to the August 7, 1997 acquisition of Holland & Barrett. On a consolidated basis, excluding Holland & Barrett, net sales increased $46.6 or 19.5%.

     Costs and expenses. Cost of sales as a percentage of sales were 48.1% and 50.5% for the comparable nine months in 1998 and 1997. The decrease was associated with changes in product mix and Holland & Barrett. In the nine months ended June 30, 1998, products supplied by outside vendors were replaced by NBTY manufactured products which resulted in higher gross profits.

     Catalog printing, postage, and promotion expenses were $22,739 in 1998, an increase of $1,603 (7.6% increase) from $21,136 in 1997. As a percentage of sales, expenses were 5.3% for the current nine months and 8.8% for the prior comparable period due to an increase in retail revenues in 1998.

     Selling, general and administrative expenses were $137,216, or 32.2% as a percentage of sales, compared with $61,204, or 25.6% as a percentage of sales, an increase of $76,012 (124.2% increase). The largest increases are from indirect salaries, rents, freight and property taxes. These expenses increased due to the acquisition of Holland & Barrett retail operation and the U.S. retail expansion program.

     Merger related costs.

     One-time costs associated with the merger between Nutrition
     Headquarters Group (NHG) and NBTY will aggregate approximately $3.4 million. These estimates include professional fees and separation pay for the consolidation of certain administrative areas.

     Interest expense. Interest expense was $12,417, an increase of $10,467 compared to the comparable nine month period. Such change is primarily due to interest associated with the Holland & Barrett acquisition and the Credit and Guarantee Agreement.

     Income taxes

     Prior to the merger, Nutrition Headquarters Group had been treated as an S corporation for Federal and state tax purposes. Accordingly, taxable income has been reported to the individual stockholders for their inclusion in their respective income tax returns with no provision for these taxes, other than certain minimum taxes, included in the Company's consolidated financial statements. Income taxes were approximately $16,051 in 1998 and $10,846 in 1997.

     Income before income taxes was $47,819 for 1998 and $34,542 for 1997. After income taxes, the Company had a net profit of $31,768 (or basic earnings per share of $0.49, diluted earnings per share of $0.46) for the nine month period ended June 30, 1998, and $23,696 (or basic earnings per share of $0.37, diluted earnings per share of $0.34) for the nine months ended June 30, 1997. Assuming NHG was taxed at the Company's effective rate, net income would have been approximately $29.0 million for the nine months ended June 30, 1998, an increase of $8.2 million or 39.7% compared with $20.8 million in 1997.

Liquidity and Capital Resources

     Working capital was $87.1 million at June 30, 1998, compared with $70.9 million at September 30, 1997, an increase of $16.2 million.

     In September 1997, the Company entered into a $50 million Credit and Guarantee Agreement (CGA) which expires September 30, 2003. The CGA was increased to $60 million on April 28, 1998. The CGA provides for borrowings for working capital and general corporate purposes. Virtually all the Company's assets are secured under the CGA and subject to normal banking terms and conditions and the maintenance of various financial ratios and covenants. The CGA provides that loans be made under a selection of rate formulas including Prime or Eurocurrency rates. At June 30, 1998, there were borrowings of $55,000 under this facility. These borrowings were repaid in July 1998.

     Additionally, the Company issued $150 million 8-5/8% senior subordinated Notes ("Notes") due in 2007. The Notes are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company.

     In connection with the acquisition of Holland & Barrett (H&B), the Company issued two promissory notes (the "Promissory Notes") totaling approximately $169,000 plus interest, as consideration for the purchase of the capital stock of H&B. The Promissory Notes, which were collateralized by two letters of credit issued by a lending institution, were paid in full in October 1997.

     In November and December 1997, the Company paid an aggregate $5,350 in connection with a litigation settlement, net of a reimbursement made by an insurance carrier.

     In December 1997, the Company purchased a building for a purchase price of approximately $3,900 with operating funds.

     The Company sold certain assets of its cosmetic pencil operation for approximately $6 million, of which $4.5 million was paid in cash.

     On July 1, 1998, the Company sold 3,450,000 shares of common stock in a public offering. The Company realized approximately $55 million which was used to repay the Company's Credit and Guarantee Agreement and for working capital.

     The Company has capitalized $944 interest on construction of the softgel manufacturing plant.

     The Company believes that existing cash balances, internally-generated funds from operations, amounts available under the CGA and proceeds from the July 1998 public offering of the Company's common stock will provide sufficient liquidity to satisfy the Companies' working capital needs for the next 12 months and to finance anticipated capital expenditures incurred in the normal course of business.

     Net cash provided by operating activities was $11.3 million in 1998 and $18.5 million in 1997 primarily due to increases in inventory. Net cash used in investing activities was $38.2 million and $16.8 million in 1997 due to plant expansion. Net cash provided by financing activities was $15.0 million in 1998 and $9.0 million was used in financing activities in 1997.

     Management believes that inflation did not have a significant impact on its operations.

Year 2000 Software Compatibility

     The Company is continually updating its information systems, and has evaluated significant computer software applications for compatibility with the year 2000. With the system changes implemented to date and other planned changes, the Company anticipates that its computer software applications will be compatible with the year 2000. Expenditures specifically related to software modifications for year 2000 compatibility are not expected to be significant to the Company's results of operations or financial position.

New pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

     In February 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1"). SOP No. 98-1 requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. The Company adopted SOP 98-1 effective February 1998, and its implementation had no material effect on the Company's financial position or results of operations.

     In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP No. 98-5"). SOP No. 98-5 requires that all start-up (or pre-opening) activities and organization costs be expensed as incurred. The Company expects that its application of this will not have a material effect on its financial position or results of operations.

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


                         NBTY, INC. AND SUBSIDIARIES

                          PART II OTHER INFORMATION
                                 (Unaudited)

(In thousands)

Item 1.  Legal Proceedings

         LITIGATION:

         Gehe ag (Holland & Barrett's former parent company), has filed an action, in February 1998, against the Company for non-payment of a deferred tax in connection with the H&B acquisition. The Company and its corporate counsel believe there is no payment due Gehe.

         In November and December 1997, the Company paid an aggregate $5,350 in connection with a litigation settlement, net of a reimbursement made by its insurance carrier. Reference is made to Item 3, Legal Proceedings in Form 10-K for the year ended September 30, 1997.


Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults upon Senior Securities Not applicable.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         On March 9, 1998, the stockholders approved to increase the number of authorized $.008 par value common shares from 25,000 to 75,000.

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         A Form 8-K was filed during the third quarter of the fiscal year ending September 30, 1998.


                         NBTY, INC. and SUBSIDIARIES

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                  NBTY, INC.


Date  August 12, 1998

                                  Harvey Kamil
                                  --------------------------------
                                  Harvey Kamil, Executive Vice President,
                                  Secretary
                                  (Principal Financial
                                  and Accounting Officer)