Form 10-K
period 1998-09-30
NBTY INC
filed 1998-12-29
CIK 70793

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 1998.
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to __________________.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K [X].

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System at December 16, 1998 was approximately $347,218,200.

The number of shares of Common Stock of the registrant outstanding at December 16, 1998 was approximately 68,082,000.

Documents Incorporated by Reference: Form 8-K, dated as of April 9, 1998, June 19, 1998 and November 4, 1998 and Form S-3, effective July 1, 1998.

                                   PART I

Item 1.  BUSINESS

General

      NBTY, Inc. (the "Company"), collectively with its subsidiaries, is a manufacturer and marketer of nutritional supplements. It sells more than 900 products consisting of vitamins and other nutritional supplements such as minerals, amino acids and herbs. Vitamins, minerals and amino acids are sold as a single vitamin and in multi-vitamin combinations and in varying potency levels in powder, tablet, soft gel, chewable, and hard shell capsule form. The Company's branded products are sold by mail order, the Company's retail chain in the United States ("Vitamin World"), through its retail chain in the United Kingdom ("Holland & Barrett"), and through independent and chain pharmacies, supermarkets, health food stores, and wholesalers.

Marketing and Distribution

      The Company markets its products through different channels of distribution: mail order, retail (Vitamin World in the U.S. and Holland & Barrett in the U.K.) and wholesale.

      Mail Order.   The Company offers, through direct mail, its full line
of vitamins and other nutritional supplement products as well as selected personal care items under its Puritan's Pride and Nutrition Headquarters brand names at prices which are normally at a discount from those of similar products sold in retail stores.

      U.S. Retail. The Company operates 230 retail locations in 40 states and the territory of Guam under the name Vitamin World. Such locations carry a full line of the Company's products under the Vitamin World brand name and also carry products manufactured by others. Through direct interaction between the Company's personnel and the public, the Company is able to identify buying trends, customer preferences or dislikes, acceptances of new products and price trends in various regions of the country. This information is useful in initiating sales programs for all divisions of the Company.

      U.K. Retail. Holland & Barrett ("H&B") is one of the leading nutritional supplement retailers in the United Kingdom which presently has 415 locations, which chain was acquired by NBTY in 1997. H&B markets a broad line of nutritional supplement products, including vitamins, minerals and other nutritional supplements (approximately 60% of H&B's revenues) and food products, including fruits and nuts, confectionery and other items (approximately 40% of H&B's revenues). In the United Kingdom, the Company has leased warehouses for distribution of its products.

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

Sales and Advertising

      The Company has approximately 1,300 sales associates located throughout the U.S in its Vitamin World stores, and 70 associates who sell to NBTY's wholesale distributors. In addition, NBTY sells through commissioned sales representative organizations. For the fiscal years ended September 30, 1997 and 1998, NBTY spent approximately $28 million and $32 million, respectively, on advertising and promotion including print and media and cooperative advertising. NBTY creates its own advertising materials through a staff of approximately 30 associates. H&B employs an average of 2,300 sales associates in its retail stores. H&B runs advertisements in national newspapers. H&B conducts sales promotions and six times per year it publishes a glossy magazine with articles and promotional materials. The Company expects advertising costs to increase as net sales increase.

Manufacturing, Distribution and Quality Control

      All manufacturing is conducted in accordance with good manufacturing practice standards of the United States Food and Drug Administration and other applicable regulatory standards. The Company believes that the capacity of its manufacturing and distribution facilities is adequate to meet the requirements of its current business and will be adequate to meet the requirements of anticipated increases in net sales. The Company manufactures approximately 90% of its vitamins and other nutritional supplements.

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

      The principal raw materials used in the manufacturing process are vitamins purchased from bulk manufacturers in the United States, Japan and Europe. Although raw materials are available from numerous sources, one supplier currently provides approximately 10% of the Company's purchases, and no other single supplier accounts for more than 10% of the Company's raw material purchases.

Research and Development

      In 1996, 1997 and 1998, the Company did not expend any significant amounts for research and development of new products.

Government Regulation

      United States. The manufacturing, packaging, labeling, advertising, distribution and sale of NBTY's products are subject to regulation by one or more federal agencies, the most active of which is the federal Food and Drug Administration ("FDA"). The Company's products are also subject to regulation by the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the U. S. Department of Agriculture and the Environmental Protection Agency and by various agencies of the states and localities and foreign countries in which NBTY's products are sold. In particular, the FDA, pursuant to the Federal Food, Drug and Cosmetic Act ("FDCA") regulates the production, packaging, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, and over-the-counter ("OTC") drugs. In addition, the FTC has jurisdiction to regulate advertising of dietary supplements and OTC drugs, while the U.S. Postal Service regulates advertising claims with respect to such products sold by mail order.

      The FDCA has been amended several times with respect to dietary supplements, most recently by the Dietary Supplement Health and Education Act of 1994 ("DSHEA") and the Nutrition Labeling and Education Act of 1990 ("NLEA"). DSHEA enacted on October 15, 1994, a new statutory framework governing the composition and labeling of dietary supplements. With respect to composition, DSHEA created a new class of "dietary supplements", consisting of vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA preapproval and without notifying the FDA. On the other hand, a new dietary ingredient (one not on the market before October 15, 1994) requires proof that it has been used as an article of food without being chemically altered, or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. The FDA must be supplied with such evidence at least 75 days before the initial use of a new dietary ingredient. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that the Company may decide to use, and the FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as food additives requiring FDA pre-approval prior to marketing.

      As for labeling, DSHEA permits "statements of nutritional support" for dietary supplements without FDA pre-approval. Such statements may describe how particular dietary ingredients affect the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being (but may not state that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease). A company making a statement of nutritional support must possess substantiating evidence for the statement, disclose on the label that the FDA has not reviewed that statement and that the product is not intended for use for a disease, and notify the FDA of the statement within 30 days after its initial use. However, there can be no assurance that the FDA will not determine that a given statement of nutritional support that the Company decides to make is a drug claim rather than an acceptable nutritional support statement. Such a determination would require deletion of the drug claim or the Company's submission and the FDA's approval of a new drug application ("NDA"), which would entail costly and time-consuming clinical studies. In addition, DSHEA allows the dissemination of "third party literature", publications such as reprints of scientific articles linking particular dietary ingredients with health benefits. Third party literature may be used in connection with the sale of dietary supplements to consumers at retail or by mail order. Such a publication may be distributed if, among other things, it is not false or misleading, no particular manufacturer or brand of dietary supplement is mentioned, and a balances view of available scientific information on the subject matter is presented. There can be no assurance, however, that all pieces of third party literature that may be disseminated in connection with the Company's products will be determined by the FDA to satisfy each of these requirements, and any such failure could subject the product involved to regulation as a new drug.

      Management anticipates that the FDA may promulgate good manufacturing practices ("GMPs") regulations authorized by DSHEA, which are specific to dietary supplements. GMP regulation would require supplements to be prepared, packaged and held in compliance with such rules, and may require similar quality control provisions contained in the GMP regulations for drugs. There can be no assurance that, if the FDA adopts GMP regulations specific to dietary supplements, NBTY will be able to comply with such GMP rules upon promulgation or without incurring material expenses to do so.

      The FDA has finalized regulations to implement certain labeling provisions of DSHEA.

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

      The FDA has broad authority to enforce the provisions of the FDCA applicable to dietary supplements, including the power to seize adulterated or misbranded products or unapproved new drugs, to request their recall from the market, to enjoin their further manufacture or sale, to publicize information about hazardous products, to issue warning letters and to institute criminal proceedings. Although the regulation of dietary supplements is less restrictive than that imposed upon drugs and food additives, there can be no assurance that dietary supplements will continue to be subject to the less restrictive regulations than those imposed upon drugs and food additives, and there can also be no assurance that dietary supplements will continue to be subject to the less restrictive statutory scheme and regulations currently in effect. Further, there can be no assurance that, if more stringent statutes are enacted or regulations are promulgated, the Company will be able to comply with such statutes and regulations without incurring material expenses to do so.

      The over-the-counter pharmaceutical products distributed by the Company are subject to regulation by a number of Federal and State governmental agencies. In particular, the FDA regulates the formation, manufacture, packaging and labeling of all OTC pharmaceutical products pursuant to a monograph system specifying OTC active drug ingredients that are generally recognized as safe and effective for particular therapeutic conditions. Compliance with applicable FDA monographs is required for the lawful interstate sale of OTC drugs. The FDA has the same above-noted enforcement powers for violations of the FDCA by drug manufacturers as it does for such violations by dietary supplement producers.

      The FTC, which exercises jurisdiction over the advertising of dietary supplements, has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees and the payment of fines by the companies involved. In addition, the FTC has increased its scrutiny of infomercials. The Company is currently subject to an FTC consent decree for past advertising claims for certain of its products, and the Company is required to maintain compliance with this decree under pain of civil monetary penalties.
Further, the U.S. Postal Service has issued cease and desist orders against certain mail order advertising claims made by dietary supplement manufacturers, including NBTY, and NBTY is required to maintain compliance with this order, subject to civil monetary penalties.

      The Company is also subject to regulation under various international, state and local laws that include provisions specifying, among other things, the marketing of dietary supplements and the operations of direct sales programs. The Company may be subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations that the Company considers favorable, such as DSHEA, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. These regulations could, however, require the reformation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional recordkeeping requirements, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's financial position, results of operations and cash flows.

      United Kingdom. In the U.K., the manufacture. advertising, sale and marketing of food products is regulated by a number of government agencies, including the Ministry of Agriculture, Fisheries and Food and the Department of Health. In addition, there are various independent committees and agencies that report to the government, such as the Food Advisory Committee, which suggests appropriate courses of action by the relevant government department where there are areas of concern relating to food, and the Committee of Toxicity, which reports to the Department of Health. The relevant legislation governing the sale of food includes the Food Safety Act of 1990, which sets out general provisions relating to the sale of food; for example, this law makes it unlawful to sell food that is harmful to human health. In addition, there are various statutory instruments and European Community ("E.C.") regulations governing specific areas such as the use of sweeteners, coloring and additives in food. Trading standards officers under the control of the Department of Trade and Industry also regulate matters such as the cleanliness of the properties on which food is produced and sold.

      Food that has medicinal properties may fall under the jurisdiction of the Medicine Control Agency ("MCA"), a regulatory authority whose responsibility is to ensure that all medicines sold or supplied for human use in the U.K. meet acceptable standards of safety, quality and efficacy. These standards are determined by the 1968 Medicines Act together with an increasing number of E.C. regulations and directives established by the European Union. The latter take precedence over national laws. The MCA has a "borderline department" which determines when food should be treated as a medicine and should therefore fall under the relevant legislation relating to medicines. The MCA operates as the agent of the licencing authority (the United Kingdom Health Ministers) and its activities cover every facet of medicines controlled in the U.K. including involvement in the development of common standards of medicine controlled in Europe. The MCA is responsible, for example, for licensing, inspection and enforcement to ensure that legal requirements concerning manufacture, distribution, sale, labeling, advertising and promotion are upheld.

Trademarks

      NBTY. NBTY owns trademarks registered with the United States Patent and Trademark Office and many other major jurisdictions of the world for its Nature's Bounty, Good'N Natural, American Health, Puritan's Pride, Vitamin World, Natural Wealth and Nutrition Headquarters trademarks, among others, and has rights to use other names essential to its business. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. The Company regards its trademarks and other propriety rights as valuable assets and believes they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement.

      H&B. H&B owns trademarks registered with the appropriate U.K. authorities for its Holland & Barrett trademark and has rights to use other names essential to its business.

Associates

      NBTY. As of September 30, 1998, NBTY (excluding H&B) employed approximately 3,000 persons, of whom 40 are in executive and administrative capacities, approximately 75 are in sales, approximately 625 are in the Company's Vitamin World stores and the balance are in manufacturing, shipping and packaging. None of the Company's associates are represented by a labor union. The Company believes its relationship with its associates is excellent.

      H&B. During fiscal 1998, H&B employed an average of 2,300 persons, of whom 30 worked in executive or administrative capacities, 60 worked in warehouse and distribution and the balance worked in retail stores. There is no trade union representation at H&B. H&B management believes that its relationship with its associates is excellent.

Item 2.  PROPERTIES

      NBTY. NBTY owns a total of approximately 1,000,000 square feet of plant facilities located in Bohemia, New York, Holbrook, New York and Bayport, New York. NBTY also leases approximately 10,000 square feet of warehouse space in Southampton, England and approximately 10,000 square feet of warehouse space in Reno, Nevada. NBTY leases and operates 230 retail locations under the name Vitamin World in the U.S. and Guam. The stores have an average selling area of 1,200 to 1,500 square feet. Generally, NBTY leases the properties for three to five years at annual base rents ranging from $12,000 to $94,000 and percentage rents in the event sales exceed a specified amount.

      H&B. H&B leases all of the locations of its 415 retail stores for terms ranging between 10 and 25 years at varying rents. No percentage rents are payable. H&B leases approximately 9,000 square feet of space in Hinckley (U.K.) for executive and administrative staff and also leases a 44,500 square foot facility in Hinckley for warehouse and distribution space.

Item 3.  LEGAL PROCEEDINGS

      Miscellaneous Claims and Litigations. The Company is involved in miscellaneous claims and litigation, which taken individually or in the aggregate, would not materially impact the Company's financial position, results of operations or its business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On March 9, 1998, at the annual meeting of the shareholders, the following directors were elected for a three year term: Arthur Rudolph, Glenn Cohen and Michael L. Ashner. As of that date, the names of other directors whose terms continue after the meeting were: Scott Rudolph, Aram Garabedian, Bernard G. Owen, Alfred Sacks, Murray Daly, Bud Solk, and Nathan Rosenblatt.

      The following matters were voted upon, showing votes cast for, against and withheld as well as the number of abstentions.

Matters                        Votes For     Votes Against    Abstentions
-------                        ---------     -------------    -----------

I.   Directors:
     Arthur Rudolph            14,825,966        349,284
     Glenn Cohen               14,824,400        350,850
     Michael L. Ashner         14,824,900        350,350

II.  1998 Incentive
     Stock Option Plan         10,121,643      5,002,055        51,552

III. Amendment to Certif-
     icate of Incorporation
     Amendment Increasing
     Authorized Shares to
     75,000,000                 9,844,228      5,304,755        26,267

IV.  Ratification of
     PriceWaterhouse-
     Coopers LLP               15,148,938          2,810        23,502


                                   PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

                               DIVIDEND POLICY

      Since 1973, the Company has not paid any cash dividends on its Common Stock. On April 24, 1992, the Company effected a two-for-one stock split in the form of a 100% stock dividend to stockholders of record on May 8, 1992. On September 25, 1992, the Company effected a three-for-one stock split in the form of a 200% stock dividend to stockholders of record on November 2, 1992. On August 3, 1993, the Company effected a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on August 13, 1993. In addition, in March, 1998 the Company effected a three-for-one stock split in the form of a 200% stock dividend. Future determination as to the payment of cash or stock dividends will depend upon the Company's results of operations, financial condition and capital requirements and such other factors as the Company's Board of Directors consider appropriate.

                         PRICE RANGE OF COMMON STOCK

      The Common Stock is traded in the over-the-counter market and is included for quotation on the National Association of Securities Dealers National Market System under the trading symbol "NBTY". The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock, as reported on NASDAQ/NMS:

Fiscal year ended September 30, 1997

                                        High      Low
                                        ----      ---

      First Quarter                      6.83     4.50
      Second Quarter                     7.83     4.79
      Third Quarter                      9.50     4.88
      Fourth Quarter                    11.50     6.13

Fiscal year ended September 30, 1998

      First Quarter                      8.46     6.42
      Second Quarter                    20.58    10.67
      Third Quarter                     24.38    14.63
      Fourth Quarter                    23.25     7.31


      On December 16, 1998, the closing sale price of the Common Stock was $6.375. There were approximately 875 record holders of Common Stock as of December 16, 1998. The Company believes that there were in excess of 10,000 beneficial holders of Common Stock as of such date.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                      1994         1995         1996         1997         1998
                                      ----         ----         ----         ----         ----

Selected Income Statement Data:
Net sales                           $220,821     $250,351     $265,670     $355,336     $572,124
Costs & expenses:
  Cost of sales                      118,217      137,254      138,186      177,909      271,233
  Catalog printing, postage
   & promotion                        23,297       28,307       26,695       27,932       32,176
  Selling, general &
   administrative                     59,157       67,032       68,414       96,653      190,276
  Litigation settlement costs                                                 6,368
  Merger costs                                                                             3,528
                                    ------------------------------------------------------------
Income from operations                20,150       17,758       32,375       46,474       74,911
Interest expense, net                 (1,950)      (2,284)      (2,431)      (7,471)     (16,518)
Other, net                             1,415          822        1,430        1,817        3,921
                                    ------------------------------------------------------------
Income before income taxes            19,615       16,296       31,374       40,820       62,314
Income taxes                           4,872        3,374        9,168       11,694       23,474
                                    ------------------------------------------------------------
Net income                          $ 14,743     $ 12,922     $ 22,206     $ 29,126     $ 38,840
                                    ============================================================

Per Share Data:
Net income per common share:
  Basic                             $   0.24     $   0.21     $   0.35     $   0.45     $   0.59
  Diluted                           $   0.21     $   0.19     $   0.32     $   0.42     $   0.56

Weighted average common shares
outstanding (000):
  Basic                               61,428       62,159       64,197       64,611       65,563
  Diluted                             69,544       68,695       68,699       68,935       69,847

Selected Balance Sheet Data:
Working capital                     $ 44,945     $ 45,556     $ 57,559       70,850       89,106
Total assets                         140,097      148,187      171,948      571,177      500,457
Long-term debt, capital lease
 obligations and promissory
 note payable, less current
 portion                              13,865       15,683       23,570      341,159      173,336
Total stockholders' equity            85,759       91,393      107,645      131,291      230,340


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements.

      This annual report on Form 10-K contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company. All of these forward looking statements, which can be identified by the use of terminology such as "believe", "expects", "may", "will", "should", or "anticipates", or the negative thereof, or variations thereon, or comparable terminology, or by discussions of strategy which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. Factors that may affect such differences include (i) adverse publicity regarding the consumption of nutritional supplements; (ii) adverse federal, state or foreign legislation or regulation or adverse determinations by regulators; (iii) slow or negative growth in the nutritional supplement industry; (iv) inability of the Company to successfully implement its business strategy; (v) increased competition;
(vi) increased costs; (vii) loss or retirement of key members of management;
(viii) increases in the Company's cost or borrowings or inability or unavailability of additional debt or equity capital; and (ix) changes in general economic conditions in the markets in which the Company may, from time to time, compete. Many of such factors, as well as those factors discussed in the Company's Prospectus, dated July 1, 1998, filed with the Securities and Exchange Commission, will be beyond the control of the Company and its management.

Background

      NBTY, founded in 1971, is a leading vertically integrated manufacturer, marketer and retailer of a broad line of high quality, value-priced nutritional supplements. NBTY has continued to grow through its marketing practices and through a series of strategic acquisitions. Since 1986, the Company has acquired and integrated 12 companies participating in the mail order, retail and manufacturing segments of the nutritional supplement sector, including Holland & Barrett in August 1997. In April 1998, NBTY merged Nutrition Headquarters Group into the Company.

      In August 1997, NBTY acquired Holland & Barrett, one of the leading nutritional supplement retailers in the U.K., for an aggregate price of approximately $169 million. The acquisition of H&B has been accounted for under the purchase method of accounting, and, accordingly, the results of its operations are included in the financial statements of the Company from the date of acquisition. The excess of the cost of acquisition over the fair value of H&B at the date of the acquisition resulted in goodwill of approximately $134 million that is being amortized over 25 years. The Company financed the acquisition of Holland & Barrett through a $150 million offering of Senior Subordinated Notes due in 2007 and borrowings under the Revolving Credit Facility. NBTY has gradually replaced products supplied by outside sources to Holland & Barrett, with NBTY manufactured products under the Holland & Barrett brand. Company manufactured products presently account for approximately 30% of total H&B sales.

      In April 1998, NBTY merged a group of affiliated, privately held companies, referred to collectively as Nutrition Headquarters Group, into the Company. In connection with such transaction, the Company issued approximately 8.8 million shares of its Common Stock and incurred merger-related transaction costs of approximately $3.3 million. Nutritional Headquarters Group includes Nutrition Headquarters, Inc., a mail order VMS company in Cambridge, Massachusetts and Nutro Laboratories, Inc., a South Plainfield, New Jersey-based vitamin manufacturer. The merger of Nutrition Headquarters Group into the Company was accounted for as a pooling of interests and, accordingly, no goodwill was recorded in this transaction. Financial information has been restated to include the results of operations of Nutrition Headquarters

      Group for all periods presented. Nutrition Headquarters Group reported aggregate sales of approximately $77 million (including $3 million of sales to the Company) for the fiscal year ended September 30, 1997, of which approximately $50 million was attributable to mail order. The Company is beginning to integrate Nutrition Headquarters Group's mail order operations by: (i) merging customer lists into the Company's computerized mailing list; (ii) expanding product lines; (iii) redesigning mail order catalogs; (iv) re-pricing certain products; and (v) implementing proven marketing techniques.

      NBTY markets its multi-branded products through four distribution channels: (i) mail order, (ii) Company-owned Vitamin World retail stores in the U.S., (iii) Company-owned Holland & Barrett retail stores in the U.K.; and (iv) wholesale distribution to drug store chains, supermarkets, discounters, independent pharmacies and health food stores. NBTY's net sales from mail order, retail-U.S, retail-U.K. and wholesale operations were approximately 33%, 11%, 32% and 23%, respectively, for the year ended September 30, 1998. As a result of the Company's efforts to expand its direct to consumer business, wholesale sales, as a percentage of total net sales, decreased from approximately 44% of net sales in fiscal 1995 to approximately 23% for the year ended September 30, 1998.

      The Company recognizes revenue upon shipment or, with respect to its own retail stores, upon the sale of products. Net sales are net of all discounts, allowances, returns and credits. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products, other than two-piece capsule forms. Gross margins are affected by, among other things, changes in the relative sales mix among the Company's four distribution channels. Historically, gross margins from the Company's mail order and retail sales have typically been higher than gross margins from wholesale sales.

Results of Operations

      The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:

                                         Year Ended September 30
                                        --------------------------
                                        1996      1997      1998
                                        ----      ----      ----

Net sales                               100.0%    100.0%    100.0%

Costs and expenses:
  Cost of sales                          52.0      50.0      47.4
  Catalog printing & promotion           10.0       7.9       5.6
  Selling, general & administrative      25.8      27.2      33.3
  Litigation                              0.0       1.8       0.0
  Merger-related costs                    0.0       0.0       0.6
                                        -----     -----     -----

                                         87.8      86.9      86.9
                                        -----     -----     -----

Income from operations                   12.2      13.1      13.1
Interest expense & other, net            (0.4)     (1.6)     (2.2)
                                        -----     -----     -----
Income before income taxes               11.8      11.5      10.9
Income taxes                              3.4       3.3       4.1
                                        -----     -----     -----

Net income                                8.4%      8.2%      6.8%
                                        =========================


Year Ended September 30, 1998 Compared to Year Ended September 30, 1997

      Net Sales. Net sales for fiscal 1998 were $572 million, an increase of $216 million or 61% compared with net sales of $355 million in fiscal 1997. Of the $217 million increase, $24 million was attributable to mail order, $25 million to retail-U.S. sales, $162 million to retail-U.K. sales and $5 million to wholesale sales. During 1998, the Company's: (i) mail order operations grew 15% as a result of a growing number of names in the Company's mailing list; (ii) retail-U.S. operations grew 61% as a result of continued new store openings and 18% growth in some store sales; (iii) retail-U.K. operations were presented for the entire fiscal year of 1998 as a result of the acquisition of H&B in August 1997; and (iv) wholesale operations grew at 4% as a result of the Company's strategy to focus its efforts on expanding its direct to consumer business. The acquisition of H&B has been accounted for under the purchase method of accounting and accordingly, the results of operations are included in the financial statements from August 1997, the date of the acquisition. Without H&B, sales would have increased approximately 17%.

      Cost of Sales. Cost of Sales for fiscal 1998 was $271 million, an increase of $93 million compared with costs of sales of $178 million for fiscal 1997. Gross profit for 1998 was $301 million, an increase of $123 million or 70% compared with $177 million in the same period in 1997. As a percentage of net sales, gross profit increased to 52.6% for 1998 from 50% for the same period in 1997. Such increase was due to various factors, including: (i) lower manufacturing costs resulting from increased productivity at the Company's manufacturing facilities; (ii) higher percentage of sales direct to the consumer; (iii) increased sales of new products, which typically have higher gross margins; and (iv) generally higher margins on products manufactured by NBTY and sold in H&B stores. The Company's strategy is to continue to increase in-house manufacturing while decreasing the use of outside suppliers in both the U.S. and the U.K.

      Catalog, Printing, Postage and Promotion. Catalog, printing, postage and promotion expenses were $32 million and $28 million for fiscal 1998 and 1997, respectively. Such costs as a percentage of net sales were 5.6% in 1998 and 7.9% in 1997. The decrease as a percentage of net sales was due to the increase in retail sales from H&B as well as more efficient printing and mailing methods of the Company's catalog operations.

      Selling, General and Administrative. Selling, general and administrative expenses for fiscal 1998 were $190 million, an increase of $93 million compared with $97 million for fiscal 1997. As a percentage of net sales, selling, general and administrative expenses were 33.3% and 27.2% in 1998 and 1997, respectively. Of the $94 million increase, $28 million was attributable to rent expense associated with H&B retail locations and additional Vitamin World retail stores, $30 million was attributable to payroll costs for H&B and $12 million was attributable to an increase in depreciation and amortization, including $5 million in goodwill resulting from the acquisition of H&B.

      Interest Expenses. Interest expense was $17 million in fiscal 1998, an increase of $9 million compared with net interest expense of $7.4 million in fiscal 1997. The increase in net interest primarily resulted from the issuance of $150 million of 8-5/8% Senior Subordinated Notes due in 2007 to fund the acquisition of H&B.

      Income Taxes. The Company's effective tax rate was 37.7% in fiscal 1998 and 28.6% in fiscal 1997. Prior to April, 1998, Nutrition Headquarters Group was privately held and had subchapter S status and, accordingly, recorded no income tax provision except for certain minimum taxes. It is anticipated that the Company's effective tax rate on an on-going basis will be approximately 40%.

      Net Income. Net income for fiscal 1998 was $39 million, an increase of $10 million or 33% compared with $29 million in fiscal 1997. Assuming Nutrition Headquarters Group was taxed at the Company's effective rate, net income would have been $36 million for fiscal 1998, an increase of $12 million or 50% compared with $24 million in fiscal 1997.

Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996.

      Net Sales. Net sales for fiscal 1997 were $355 million, an increase of $89 million or 33% compared with net sales of $266 million in fiscal 1996. Of the $89 million increase, $28 million was attributable to mail order, $44 million to retail sales in the U.S. and the U.K. and $17 million to wholesale sales. During this period, the Company's (i) mail order operations grew 21% as a result of a growing number of names in the Company's mailing list and greater consumer recognition of Puritan's Pride quality and value; (ii) retail-U.S. operations grew 93 % as a result of 23% growth in same store sales and 49 net new store openings; (iii) retail-U.K. operations recorded sales of $24 million as a result of the acquisition of Holland & Barrett in August 1997; and (iv) wholesale operations grew 16%. Without Holland & Barrett, sales would have increased 25%.

      Cost of Sales. Cost of sales for fiscal 1997 was $178 million, an increase of $40 million or 29% compared with $138 million for fiscal 1996. Gross profit for fiscal 1997 was $177 million, an increase of $50 million or 39% compared with $127 million in fiscal 1996. As a percentage of net sales, gross profit increased to 50% in fiscal 1997 from 48% in fiscal 1996. Such increase was due to various factors, including increased sales of new products and generally higher margins on products as well as lower manufacturing costs resulting from increased productivity. The Company's strategy is to continue to increase in-house manufacturing while decreasing the use of outside suppliers in both the U.S. and the U.K.

      Catalog, Printing, Postage and Promotion. Catalog printing, postage and promotion for fiscal 1997 was $28 million, an increase of $1 million or 4% compared with $27 million in fiscal 1996. Such costs as a percentage of net sales were 8% in fiscal 1997 and 10% in fiscal 1996. The decrease as a percentage of net sales was mainly due to more efficient printing and mailing methods of the Company's catalog operation and increased Company-wide sales.

      Selling, General and Administrative. Selling, general and administrative expenses for fiscal 1997 were $97 million, an increase of $29 million or 43% compared with $68 million in fiscal 1996. As a percentage of net sales, these expenses were 27% and 26% for fiscal 1997 and 1996, respectively. This increase was attributable to increased payroll cost and building costs including rent expense resulting from the acquisition of Holland & Barrett.

      Litigation. In fiscal 1997, the Company agreed to settle a class action lawsuit for approximately $5.6 million, net of insurance recoveries and also recorded a charge to operations for related fees of $768,000.

      Interest Expense, Net. Interest expenses, net was $7 million in fiscal 1997, an increase of $5 million compared with net interest expenses, of $2 million in fiscal 1996. Increased interest expense, net, associated with the Holland & Barrett acquisition totaled $2 million in fiscal 1997. In addition, the Company recorded a loss of approximately $2 million in connection with the settlement of a treasury-lock instrument.

      Income Taxes. The Company's effective tax rate was 28.7% in fiscal 1997 and 29.2% in fiscal 1996. Nutrition Headquarters Group was privately held and had subchapter S status and, accordingly, recorded no income tax provision, except for certain minimum taxes.

      Net Income. Net income for fiscal 1997 was $29 million, an increase of $7 million or 32% compared with $22 million in fiscal 1996. Assuming Nutrition Headquarters Group was taxed at the Company's effective rate, net income would have been $24 million for fiscal 1997, an increase of $5 million or 26% compared with $19 million in fiscal 1996.

Fiscal Year Ended September 30, 1996 Compared to Fiscal Year Ended September 30, 1995

      Net Sales. Net sales for fiscal 1996 were $266 million, an increase of $16 million or 6% compared with net sales of $250 million in fiscal 1995. Of the $16 million increase, $11 million was attributable to increases in wholesale and retail sales and $13 million was attributable to mail order sales, offset be a decrease of $8 million from Beautiful Visions, a cosmetic mail order catalog which was sold in 1995.

      Cost of Sales. Cost of sales for fiscal 1996 was $138 million, an increase of $1 million or 1% compared with $137 million in fiscal 1995. Gross profit for fiscal 1996 was $127 million, an increase of $14 million or 12% compared with $113 million in fiscal 1995. As a percentage of net sales, gross profit increased to 48% in fiscal 1996 from 45% in fiscal 1995. Such increase was due to various factors, including increased sales of higher margin products, long-term purchase commitments of raw materials resulting in lower costs, and manufacturing efficiencies.

      Catalog, Printing, Postage and Promotion. Catalog, printing, postage and promotion for fiscal 1996 was $27 million, a decrease of $1 million compared with $28 million in fiscal 1995. Such cost, as a percentage of net sales were 10% in fiscal 1996 compared with 11% in fiscal 1995. The decrease was mainly due to the discontinuance of the Beautiful Visions mail order catalog.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 1996 were $68 million, an increase of $1 million or 1% compared with $67 million in fiscal 1995. As a percentage of net sales, these costs were 26% in fiscal 1996 and 27% in 1995, respectively. This decrease was attributable to decreases in payroll fringe benefits and other miscellaneous costs which were offset by increases in outlet store rentals and professional fees.

      Interest Expense, Net. Interest expense, net in fiscal 1996 and fiscal 1995 remained constant at $2 million.

      Income taxes. The Company's effective tax rate was 29.2% in fiscal 1996 and 20.7% in fiscal 1995. Nutrition Headquarters Group was privately held and had sub-chapter S status and accordingly, recorded no income tax provision, except for certain minimum taxes.

      Net Income. Net income for fiscal 1996 was $22 million, an increase of $9 million or 69% compared with $13 million in fiscal 1995. Assuming Nutrition Headquarters Group was taxed at the Company's effective rate, net income would have been $19 million for fiscal 1996, an increase of $9 million or 90% compared with $10 million in fiscal 1995.

Seasonality

      The Company believes that its business is not seasonal. Historically the Company has slightly lower net sales in its first and third fiscal quarters, and slightly higher net sales in its second and fourth fiscal quarters. The Company may have higher net sales in a quarter depending upon when it has engaged in significant promotional activities.

Discontinued Operation

      In April 1998, the Company sold certain assets of its cosmetic pencil operation for approximately $6 million, of which $4.5 million was in cash with additional payments aggregating $1.5 million to be paid over the next three years. There can be no assurance that the Company will receive all of said additional payments in the future. The cosmetic pencil business, which had insignificant operations in fiscal 1998 operation had sales of approximately $1.9 million and operating losses of approximately $800,000 in fiscal 1997. The gain on such sale of approximately $2.6 million is included in other income.

Liquidity and Capital Resources.

      The Company requires liquidity for capital expenditures and working capital needs, including debt service requirements. Total capital expenditures for the Company was $68 million for fiscal 1998. The Company has recently completed construction of a soft gel manufacturing facility for a total cost of approximately $35 million. For information as to the Company's commitments and contingencies, including future minimal rent payments and other commitments, see Note 11 to the Consolidated Financial Statements.

      The Company believes that the cash flow generated from its operations and amounts available under the Revolving Credit Facility should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses for the foreseeable future. The Revolving Credit Facility provides the Company with available borrowings up to an aggregate principal amount of $60 million.

      The Company's debt instruments impose certain restrictions on the Company regarding capital expenditures, limit the Company's ability to: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets, enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities.

Inflation

      Inflation has not had a significant impact on the Company in the past three years nor is it expected to have a significant impact in the foreseeable future.

Year 2000.

      The Year 2000 problem is a result of software computer programs being written using two digits rather than four to define the applicable year.
The Company recognizes the risk that its software programs or computer hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or a miscalculation causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software and hardware failure. The Company is developing a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. That plan consists of four phases: assessment, remediation, testing and implementation, and encompasses internal information technology (IT) systems and non-IT systems, as well as third party exposures.

      The following is a status report of the Company's effort to date:

The Company's State of Readiness

      The Company has not yet completed the assessment of its IT systems and non-IT systems.

Third Parties And Their Exposure To The Year 2000

      The Company has requested from a majority of its principal suppliers and vendors written statements regarding their knowledge of and plans for meeting Year 2000 requirements. To date, the Company is not aware of any principal supplier or vendor with a Year 2000 issue that could materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents cannot be determined.

Risks

      Management of the Company believes that it is working on an effective program to resolve the Year 2000 issue in a timely manner. The Company has not yet completed all necessary phases of the Year 2000 program. The Company has retained an outside firm to assist the Company's personnel. It is estimated that the costs of this project are approximately $200,000. In the event that the Company does not complete any additional phases, the Company could experience business interruptions. In addition, disruptions in the economy generally resulting from the Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans

      The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in September 1999 and determine whether such a plan is necessary.

Recent Financial Accounting Standards Board Statements

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income, its components (revenues, expenses, gain and losses) and accumulated balances in a full set of general purpose financial statements.

      In addition, in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

      Both of these new standards are effective for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The implementation of these new standards will not affect the Company's results of operations and financial position, but they may have an impact on future financial statement disclosures.

      In February 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1"). SOP No. 98-1 requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. The Company adopted SOP 98-1 during fiscal 1998, and its application had no material effect on the Company's financial position as of September 30, 1998 or its results of operations for the period then ended.

      In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP No. 98-5"). SOP No. 98-5 requires the cost of start-up (or pre-opening) activities and organization costs to be expenses as incurred. This SOP No. 98-5 is effective for the Company beginning October 1, 1998. The Company does not expect its application during fiscal 1999 to have a material impact on its financial position or results of operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          None

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See attached financial statements.  Part IV, Item 14. Exhibits.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below are the names and other relevant information regarding officers, directors, and significant employees of the Company as of December 15, 1998. Their stated positions are as follows:

                                                   Year        Commencement
                                                   first       of term of
                                                   elected     office as
Name                     Age    Position           Director    Officer
----                     ---    --------           --------    ------------

Scott Rudolph            41     Chairman of
                                the Board
                                and President      1986        1986

Harvey Kamil             54     Executive Vice
                                President,
                                Secretary          ----        1982

Barry Drucker            50     Senior Vice
                                President-Sales    ----        1985

Patricia E. Ciccarone    42     Vice President-
                                Vitamin World      ----        1992

James P. Flaherty        41     Vice President-
                                Advertising        ----        1988

Abraham K. Kleinman      73     Vice President-
                                Manufacturing      ----        1982

Abraham Rubenstein       68     Vice President-
                                Mail Order         ----        1985

William J. Shanahan      40     Vice President-
                                Data Processing    ----        1988

Robert Silverman         36     Vice President-
                                Good'N Natural     ----        1991

James A. Taylor          58     Vice President-
                                Production         ----        1982

William Dougherty        48     Vice President-
                                Merchandising      ----       1996

Dan Parkhideh            38     Vice President-
                                Capsule Works      ----       1998

Arthur Rudolph           70     Director           1971       1971

Aram Garabedian          63     Director           1971       ----

Bernard G. Owen          70     Director           1971       ----

Alfred Sacks             71     Director           1971       ----

Murray Daly              71     Director           1971       ----

Glenn Cohen              39     Director           1988       ----

Bud Solk                 65     Director           1994       ----

Nathan Rosenblatt        41     Director           1994       ----

Michael L. Ashner        45     Director           1998       ----

Michael Slade            49     Director           1998       ----



      The Directors of the Company are elected to serve a three-year term or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders meeting or until removal by the Board, whether with or without cause.

      Scott Rudolph is the Chairman of the Board of Directors, President, Chief Executive and is a shareholder of the Company. Mr, Rudolph founded U.S. Nutrition Corp., a mail order vitamin company in 1976, which was purchased by NBTY in 1986. He is the Chairman of Dowling College, Long Island, New York. He joined NBTY in 1986. He is the son of Arthur Rudolph.

      Harvey Kamil is Executive Vice President, Chief Financial Officer and Secretary. He is on the Board of Directors of the Council for Responsible Nutrition. He joined NBTY in 1982.

      Barry Drucker is Senior Vice President of Sales.  He joined NBTY in
      1976.

      Patricia E. Ciccarone is Vice President of Vitamin World. She previously served as Director of Stores for Park Lane, a 500 store hosiery chan. She joined NBTY in 1988.

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

      Abraham Rubenstein is Vice President of Mail Order.  He joined NBTY in
      1985.

      William J. Shanahan is Vice President of Data Processing. He joined NBTY in 1980.

      Robert Silverman is Vice President of Good'N Natural. He joined NBTY in 1985.

      James E. Taylor is Vice President of Production.  He joined NBTY in
      1981.

      Dan Parkhideh is Vice President of Capsule Works.  He joined NBTY in
      1995.

      William Dougherty is Vice President of Merchandising. He joined NBTY in 1994.

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

      Bernard G. Owen has been associated with Cafiero, Cuchel and Owen Insurance Agency, Pitkin, Owen Insurance Agency and Wood-HEW Travel Agency for more than the past five years. He currently serves as Chairman of these firms.

      Alfred Sacks has been engaged as President of Al Sacks, Inc., an insurance agency for the past thirty years.

      Murray Daly, formerly a Vice President of J. P. Egan Office Equipment Co., is currently a consultant to the office equipment industry.

      Glenn Cohen is the President of Glenn-Scott Landscaping and Design for more than five years.

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

      Michael L. Ashner is President and Chief Executive Officer of Winthrop Financial Assoc., a firm engaged in the organization and administration of real estate limited partnership.

      Michael Slade is the President of the Company's wholly-owned subsidiary, Nutrition Headquarters (Delaware), Inc. He previously was an owner and Chief Executive Officer of that corporation's predecessor before its acquisition by the Company in 1998.

Item 11.  EXECUTIVE COMPENSATION

                         SUMMARY COMPENSATION TABLE

                                                                  Long-Term           All Other
                                                             Compensation Awards      Compensation:
Name and                            Annual Compensation    Restricted    Stock        Pension Plan
Principal Position          Year    Salary $    Bonus $    Stock($)      Options #    and 401(k) Plan $
------------------          ----    --------    -------    ----------    ---------    -----------------

Scott Rudolph               1998    600,000     400,000                  1,050,000    7,672
Chairman of the Board,      1997    488,838     350,000                               4,792
President and Chief         1996    474,600     275,000                               5,709
Executive Officer

Harvey Kamil                1998    300,000     225,000                    150,000    7,672
Executive Vice President    1997    271,611     200,000                               4,592
Chief Financial Officer     1996    263,700     150,000                               5,709

Barry Drucker               1998    284,000     720,000                     30,000    7,672
Senior Vice President       1997    274,000      25,000                               4,792
                            1996    263,700     150,000                               5,709

James Flaherty              1998    167,500      75,000                     30,000    7,672
Vice President              1997    161,000      50,000                               4,792
Marketing & Advertising     1996    154,500      25,000                               5,709

James H. Taylor             1998    141,000     110,000                     30,000    7,672
Vice President              1997    135,500     100,000                               4,377
Production                  1996    130,295     100,000                               5,709


Employment Agreements

      Scott Rudolph, Chairman of the Board, President and Chief Executive Officer of the Company, entered into an employment agreement effective February 1, 1994, as amended, to terminate January 31, 2004. During the period of the employment agreement, the salary payable to Scott Rudolph shall be fixed by the Board of Directors of the Company, provided that in no event will the executive salary be at a rate lower than $600,000 per year, with bonuses, certain fringe benefits accorded other executives of NBTY, and with annual cost of living index increases.

      Harvey Kamil, Executive Vice President, Chief Financial Officer and Secretary of the Company, entered into an employment agreement effective February 1, 1994, as amended, to terminate January 31, 2004. During the period of the employment agreement, the salary payable to Harvey Kamil shall be fixed by the Board of Directors of the Company, provided that in no event will the executive salary be at a rate lower than $300,000 per year, with bonuses, certain fringe benefits accorded other executives of NBTY, and with annual cost of living index increases.

      Each of the above agreements also provides for the immediate acceleration of the payment of all compensation for the term of the contract and the registration and sale of all issued stock, stock options and shares underlying options in the event of certain changes of control, or involuntary (i) termination of employment, (ii) reduction of compensation, or (iii) diminution of responsibilities or authority.

      Effective January 1, 1997, the Company entered into a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, a director of the Company. The agreement has been renewed to provide services from January 1, 1998 through December 31, 2000 with the consulting fee fixed by the Board of Directors of the Company, provided that in no event will the consulting fee be at a rate lower than $400,000 per year, payable monthly, with certain fringe benefits accorded to other executives of NBTY.

      On April 20, 1998, the Company entered into a one-year consulting agreement with Michael C. Slade, on of the former shareholders of Nutrition Headquarters Group. Under the terms of the agreement, Mr. Slade is the President of Nutrition Headquarters Group subsidiary and will receive an annual compensation of $275,000 renewable at Mr. Slade's option, for up to two additional one-year periods. The agreement also provides for fringe benefits accorded other executives of NBTY.

      Four members of Holland & Barrett's senior executive staff have service contracts, terminable by the Company upon twelve months notice, at annual salaries ranging between approximately $75,000 and $200,000.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Management

      (a)    Security Ownership of Certain Beneficial Owners

Security ownership of persons owning of record, or beneficially, 5% or more of the outstanding Common Stock, as of December 15, 1998. The Company is not aware of any other beneficial holders of 5% or more of the Common Stock. All information with respect to beneficial ownership, set forth in the foregoing stock ownership table, is based on information furnished by the shareholder, director or officer, or contained in filings made with the Securities and Exchange Commission.

                                           Amount & Nature     Percent
                   Name and Address of     of Beneficial       of
Title of Class     Beneficial Owner        Ownership (1)       Class (1)
--------------     -------------------     ---------------     ---------

Common Stock       Scott Rudolph           11,343,058          16.67
(Par Value         90 Orville Drive        Record and
$.008)             Bohemia, NY 11716       Beneficial

Common Stock       NBTY, Inc.              2,986,533            4.39
(Par Value         Profit Sharing Plan     Record and
$.008)                                     Beneficial

<F1>  Includes shares issuable upon exercise of options held by executive officers and directors. (directors and

      (b)  Security Ownership of Management (Directors and Officers)

                                               Amount &
                                               Nature of        Percent
                  Name and Address of          Beneficial       of
Title of Class    Beneficial Owner             Ownership (1)    Class (1)
--------------    -------------------          -------------    ---------

Common Stock      Scott Rudolph(2)             11,343,058       16.67
(Par Value        90 Orville Drive             Record and
$.008)            Bohemia, NY 11716            Beneficial

Common Stock      Harvey Kamil                 1,626,906         2.38
(Par Value        90 Orville Drive             Record and
$.008)            Bohemia, NY 11716            Beneficial

Common Stock      Arthur Rudolph               2,056,893         3.02
(Par value        90 Orville Drive             Record and
$.008)            Bohemia, NY 11716            Beneficial

Common Stock      Barry Drucker                282,500          Nil
(Par Value        90 Orville Drive             Record and
$.008)            Bohemia, NY 11716            Beneficial

Common Stock      Aram Garabedian              6,000            Nil
(Par Value        90 Orville Drive             Record and
$.008)            Bohemia, NY 11716            Beneficial

Common Stock      Bernard G. Owen              39,500           Nil
(Par Value        90 Orville Drive             Record and
$.008)            Bohemia, NY 11716            Beneficial

Common Stock      Alfred Sacks                 30,000           Nil
(Par Value        90 Orville Drive             Record and
$.008)            Bohemia, NY 11716            Beneficial

Common Stock      Murray Daly                  12,000           Nil
(Par Value        90 Orville Drive             Record and
$.008)            Bohemia, NY 11716            Beneficial

Common Stock      Glenn Cohen                  87,000           Nil
(Par Value        90 Orville Drive             Record and
$.008)            Bohemia, NY 11716            Beneficial

Common Stock      Bud Solk                     16,000           ----
(Par Value        90 Orville Drive             Record and
$.008)            Bohemia, NY 11716            Beneficial

Common Stock      Nathan Rosenblatt            0                ----
(Par Value        90 Orville Drive             Record and
$.008)            Bohemia, NY 11716            Beneficial

Common Stock      Michael Ashner               0                ----
(Par Value        90 Orville Drive             Record and
$.008)            Bohemia, NY 11716            Beneficial

Common Stock      Michael Slade                2,582,861         3.79
(Par Value        90 Orville Drive             Record and
$.008)            Bohemia, NY 11716            Beneficial

Common Stock      All Directors & Executive    18,082,718       25.86
(Par Value        Officers as a                Record and
$.008)            group (14 persons)           Beneficial

<F1>  Each named person or group is deemed to be the beneficial owner of securities which may be acquired within 60 days through the exercise or conversion of options, if any, and such securities are deemed to be outstanding for the purpose of computing the percentage beneficially owned by such person or group. Such securities are not deemed to be outstanding for the purpose of computing the percentage of class beneficially owned by any person or group. Accordingly, the indicated number of shares includes shares issuable upon exercise of options
      (including employee stock options) and any other beneficial ownership of securities held by such person or group.
<F2>  Includes shares held in a Trust created by Arthur Rudolph for the benefit of Scott Rudolph and others.
<F3>  Includes 589,222 shares held in a Trust created for the benefit of Mr.
      Slade's wife.


NBTY Inc. Employee Stock Ownership Plan and Trust ("ESOP")
----------------------------------------------------------

The basic terms of the Plan are as follows:

Eligibility

      All associates of the Company, including officers, over the age of 21 and who have been employed by the Company for one year or more are eligible participants in the Plan.

Contributions

      Contributions are made on a voluntary basis by the Company. There is no minimum contribution required in any one year.

      There will be no contributions required by an associate. All contributions will be made by the Company at the rate of up to 15% of the Company's annual payroll, at the discretion of the Company. Each eligible associate receives an account or share in the Trust and the cash and/or shares of stock contributed to the Plan each year are credited to his or her account.

Vesting

      Once an associate is eligible, a portion of the stock in his or her account becomes "vested" each year, as follows:

Number of Years     Percentage of Shares
of Service          earned each year
---------------     --------------------

     0 - 2           0%
         3          20%
         4          20%
         5          20%
         6          20%
         7          20%


Distribution

      If an associate retires, is disabled, dies or his or her employment is otherwise terminated, that associate or that associate's estate will receive the vested portion held in trust for such associate.

      At the end of the vesting period, the associates become full beneficial owners of the stock. There is no tax consequence attached to his or her Plan for an associate until that associate sells the shares, at which time any profit realized by the associate is taxed as a capital gain.

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

      During the fiscal year ended September 30, 1998, the following transactions occurred:

      A. Gail Radvin, Inc., a corporation wholly-owned by Gail Radvin, received commissions from the Company totalling $474,070 on account of sales in certain foreign countries. Gail Radvin is the sister of Arthur Rudolph (a director) and the aunt of Scott Rudolph (Chairman and President).

      B. Chase/Ehrenberg & Rosene, Inc., a company partly owned by Bud Solk, a director, placed advertising for the Company and received commissions of $1,214,102.

      C. Glenn-Scott Landscaping & Design, a company owned by Glenn Cohen, a director, performed landscaping and maintenance on the Company's properties and received $82,387 in compensation.

      D. Arthur Rudolph, a director, has been retained under a Consulting Agreement, at an annual fee of $400,000, payable monthly, which Agreement expires on December 31, 2000.

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE AND REPORTS ON FORM 8-K

      (a) The following documents are filed as a part of this report

                                                               Page
                                                               Number
                                                               ------

1.    Financial Statements

      Report of Independent Accountants                        F-1

      Consolidated Balance Sheets as of
      September 30, 1998 and 1997                              F-2

      Consolidated Statements of Income for the years
      ended September 30, 1998, 1997 and 1996                  F-3

      Consolidated Statements of Stockholders' Equity
      for the years ended September 30, 1998, 1997 and 1996    F-4

      Consolidated Statements of Cash Flows for the years
      ended September 30, 1998, 1997 and 1996                  F-5 to F-6

      Notes to Consolidated Financial Statements               F-7 to F-21

2.    Financial Statement Schedule

      Schedule  II                                             S-1

      Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

3.    Exhibits

      Statement Re: Computation of Per Share Earnings

      Form 8-K, dated as of April 9, 1998, June 19, 1998 and November 4, 1998; Registration of Form S-3, effective July 1, 1998.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 28, 1998               By: /s/ Scott Rudolph
                                           --------------------------
                                           Scott Rudolph
                                           President, Chief Executive
Officer

Dated: December 28, 1998               By: /s/ Harvey Kamil
                                           --------------------------
                                           Harvey Kamil
                                           Executive Vice President and
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  December 28, 1998              By: /s/ Scott Rudolph
                                           --------------------------
                                           Scott Rudolph
                                           Chairman, President and
                                           Chief Executive Officer

Dated:  December 28, 1998              By: /s/ Arthur Rudolph
                                           --------------------------
                                           Arthur Rudolph, Director

Dated: December 28, 1998               By: /s/ Aram Garabedian
                                           --------------------------
                                           Aram Garabedian, Director

Dated: December 28, 1998               By: /s/ Bernard G. Owen
                                           --------------------------
                                           Bernard G. Owen, Director

Dated: December 28, 1998               By: /s/ Alfred Sacks
                                           --------------------------
                                           Alfred Sacks, Director

Dated: December 28, 1998               By: /s/ Murray Daly
                                           --------------------------
                                           Murray Daly, Director

Dated: December 28, 1998               By: /s/ Glenn Cohen
                                           --------------------------
                                           Glenn Cohen, Director

Dated: December 28, 1998               By: /s/ Bud Solk
                                           --------------------------
                                           Bud Solk, Director

Dated: December 28, 1998               By: /s/ Nathan Rosenblatt
                                           --------------------------
                                           Nathan Rosenblatt, Director

Dated: December 28, 1998               By: /s/ Michael L. Ashner
                                           --------------------------
                                           Michael L. Ashner, Director

Dated: December 28, 1998               By: /s/ Michael Slade
                                           --------------------------
                                           Michael Slade, Director



                         NBTY, INC. AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


Item 8 Financial Statements and Supplementary Data
--------------------------------------------------

                      Report of Independent Accountants

To the Board of Directors and Stockholders of NBTY, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 27 present fairly, in all material respects, the consolidated financial position of NBTY, Inc. and Subsidiaries as of September 30, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 27, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                       PricewaterhouseCoopers LLP

New York, New York
November 19, 1998


                         NBTY, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                         September 30, 1998 and 1997
                      (Dollars and shares in thousands)

ASSETS:                                               1998          1997
                                                      ----          ----

Current assets:
  Cash and cash equivalents                         $ 14,308      $ 20,262
  Short-term investments                                             8,362
  Accounts receivable, less allowance
   for doubtful accounts of $1,045
   in 1998 and $1,116 in 1997                         23,433        19,603

  Inventories                                        119,607        86,440
  Deferred income taxes                                2,994         6,032
  Prepaid real estate tax, catalog costs
   and other current assets                           13,614        19,111
                                                    ----------------------
      Total current assets                           173,956       159,810

Cash held in escrow                                                144,262
Property, plant and equipment, net                   166,335       118,184
Intangible assets, net                               152,426       141,303
Other assets                                           7,740         7,618
                                                    ----------------------
      Total assets                                  $500,457      $571,177
                                                    ======================

LIABILITIES AND
STOCKHOLDERS' EQUITY:                                1998           1997
                                                     ----           ----

Current liabilities:
  Current portion of long-term debt and
   capital lease obligations                        $  1,218      $  1,519
  Demand note payable                                                1,873
  Accounts payable                                    50,389        49,857
  Accrued expenses                                    33,243        35,711
                                                    ----------------------
      Total current liabilities                       84,850        88,960
Long-term debt                                       171,230       168,550
Obligations under capital leases                       2,106         2,700
Promissory note payable                                            169,909
Deferred income taxes                                  8,203         7,474
Other liabilities                                      3,729         2,293
                                                    ----------------------
      Total liabilities                              270,118       439,886
Commitments and contingencies
Stockholders' equity:
  Common stock, $.008 par; authorized 75,000
   shares; issued 72,714 shares in 1998 and
   23,041 shares in 1997 and outstanding 68,203
   shares in 1998 and 21,538 shares in 1997              582           185
  Capital in excess of par                           115,661        56,550
  Retained earnings                                  105,989        75,199
                                                    ----------------------
                                                     222,232       131,934
                                                    ----------------------
Less 4,511 and 1,503 treasury shares at cost,
 in 1998 and 1997, respectively                       (3,206)       (3,206)

Cumulative translation adjustment                     11,313         2,563
                                                    ----------------------
      Total stockholders' equity                     230,339       131,291
                                                    ----------------------
      Total liabilities and stockholders' equity    $500,457      $571,177
                                                    ======================


See notes to consolidated financial statements.


                         NBTY, Inc. and Subsidiaries
                      Consolidated Statements of Income
                Years ended September 30, 1998, 1997 and 1996
         (Dollars and shares in thousands, except per share amounts)

                                         1998          1997          1996
                                         ----          ----          ----

Net sales                              $572,124      $355,336      $265,670
                                       ------------------------------------

Costs and expenses:
  Cost of sales                         271,233       177,909       138,186
   Catalog printing, postage and
    promotion                            32,176        27,932        26,695
  Selling, general and
   administrative                       190,276        96,653        68,414
  Merger related costs                    3,528
  Litigation settlement costs                           6,368
                                       ------------------------------------
                                        497,213       308,862       233,295
                                       ------------------------------------

Income from operations                   74,911        46,474        32,375
                                       ------------------------------------

Other income (expense):
  Interest, net                         (16,518)       (7,471)       (2,431)
  Miscellaneous, net                      3,921         1,817         1,430
                                       ------------------------------------
                                        (12,597)       (5,654)       (1,001)
                                       ------------------------------------

Income before income taxes               62,314        40,820        31,374

Income taxes                             23,474        11,694         9,168
                                       ------------------------------------

         Net income                    $ 38,840      $ 29,126      $ 22,206
                                       ====================================

Net income per share:
  Basic                                   $0.59         $0.45         $0.35
  Diluted                                 $0.56         $0.42         $0.32

Weighted average common shares outstanding:

  Basic                                  65,563        64,611        64,197
  Diluted                                69,847        68,935        68,699


See notes to consolidated financial statements.


                         NBTY, Inc. and Subsidiaries
               Consolidated Statements of Stockholders' Equity
                Years ended September 30, 1998, 1997 and 1996
                      (Dollars and shares in thousands)

                                  Common stock                               Treasury stock
                               ------------------                          ------------------     Stock      Cumulative
                               Number of           Capital in    Retained  Number of          subscriptions  translation
                                shares    Amount  excess of par  earnings   shares    Amount   receivable    adjustment   Total
                               ---------  ------  -------------  --------  ---------  ------  -------------  -----------  -----

Balance, September 30, 1995      22,132    $177     $ 54,398     $ 39,162    1,441   $(2,346)                           $ 91,391

Net income for year ended
 September 30, 1996                                                22,206                                                 22,206
S corporation distributions                                        (6,935)                                                (6,935)

Exercise of stock options           872       7          588                                      $(584)                      11
Tax benefit from exercise
 of stock options                                      1,274                                                               1,274
Purchase of treasury stock,
 at cost                                                                        46      (302)                               (302)
                                 -----------------------------------------------------------------------------------------------
Balance, September 30, 1996      23,004     184       56,260       54,433    1,487    (2,648)      (584)                 107,645

Net income for year ended
 September 30, 1997                                                29,126                                                 29,126
S corporation distributions                                        (8,360)                                                (8,360)
Foreign currency translation
 adjustment                                                                                                    $ 2,563     2,563
Exercise of stock options            37       1           33                                                                  34
Tax benefit from exercise
 of stock options                                        257                                                                 257
Repayment of stock subscrip-
 tions receivable for options
 exercised                                                                                           96                       96
Stock tendered as payment for
 options exercised                                                              16      (558)       488                      (70)
                                 -----------------------------------------------------------------------------------------------
Balance, September 30, 1997      23,041     185       56,550       75,199    1,503    (3,206)         -          2,563   131,291

Net income for year ended
 September 30, 1998                                                38,840                                                 38,840
S corporation distributions                                        (8,050)                                                (8,050)
Foreign currency translation
 adjustment                                                                                                      8,750     8,750
Exercise of stock options            44                   40                                                                  40
Three-for-one stock split
 effected in the form of a
 200% stock dividend             46,169     369         (369)                3,008
Exercise of stock options            10                    3                                                                   3
Tax benefit from exercise of
 stock options                                           611                                                                 611
Public offering of common stock   3,450      28       58,826                                                              58,854
                                 -----------------------------------------------------------------------------------------------
Balance, September 30, 1998      72,714    $582     $115,661     $105,989    4,511   $(3,206)     $            $11,313  $230,339
                                 ===============================================================================================


See notes to consolidated financial statements.


                         NBTY, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                Years ended September 30, 1998, 1997 and 1996

(Dollars in thousands)                                 1998           1997           1996
                                                       ----           ----           ----

Cash flows from operating activities:
  Net income                                        $  38,840      $  29,126      $  22,206
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Gain on sale of product line                       (2,563)
    (Gain) loss on disposal/sale of property,
     plant and equipment                                  587           (194)           (43)
    Depreciation and amortization                      22,059          9,627          7,091
    Amortization of deferred financing costs              704
    Amortization of bond discount                         119
    Allowance for doubtful accounts                        38            197            283
    Deferred income taxes                               2,139         (2,750)          (642)
    Changes in assets and liabilities, net of
     acquisitions:
      Accounts receivable                              (2,673)        (4,841)         1,441
      Inventories                                     (31,890)       (20,877)        (1,054)
      Prepaid real estate tax, catalog costs and
       other current assets                             5,178         (4,461)           665
      Other assets                                      2,938             36            603
      Accounts payable                                 (1,133)        14,586         (6,399)
      Accrued expenses                                 (3,351)        14,553          5,565
      Other liabilities                                 1,240          1,500             24
                                                    ---------------------------------------
        Net cash provided by operating activities      32,232         36,502         29,740
                                                    ---------------------------------------

Cash flows from investing activities:
  Increase in intangible assets                        (7,171)        (1,843)           (67)
  Purchase of property, plant and equipment           (68,044)       (23,712)       (16,809)
  Proceeds from sale of property, plant and
   equipment                                              493            293            155
  Proceeds from sale of short-term investments          8,362          2,662
  Proceeds from sale of product line                    4,640
  Purchase of short-term investments                                                (11,024)
  Receipt of payments on notes from sale of
   direct mail cosmetics business                                      1,047            741
  Proceeds from sale of direct mail
   cosmetic business                                                                    350
  Cash from acquisition                                                5,580
  Other                                                                 (263)           181
                                                    ---------------------------------------
        Net cash used in investing activities         (61,720)       (16,236)       (26,473)
                                                    ---------------------------------------

Cash flows from financing activities:
  Net proceeds under line of credit agreement           8,000
  Proceeds from bond offering, net of discount                       148,763
  Proceeds from public offering, less expenses         58,854
  Cash held in escrow                                 144,262       (144,262)
  Bond issue costs                                                    (5,575)
  Borrowings under long-term debt agreements                              99          6,000
  Principal payments under long-term debt
   agreements and capital leases                       (8,012)        (3,628)        (2,802)
  Purchase of treasury stock                                             (70)          (302)
  Proceeds from stock options exercised                    43             34             11
  Distributions to stockholders                        (8,050)        (8,360)        (6,935)
  Repayment of promissory note                       (169,909)
  Repayment of stock subscription receivable                              96
                                                    ---------------------------------------
        Net cash provided by (used in)
         financing activities                          25,188        (12,903)        (4,028)
                                                    ---------------------------------------

Effect of exchange rate changes on cash and
 cash equivalents                                      (1,654)            85
                                                    ---------------------------------------

Net (decrease) increase in cash and cash
 equivalents                                           (5,954)         7,448           (761)

Cash and cash equivalents at beginning of year         20,262         12,814         13,575
                                                    ---------------------------------------

Cash and cash equivalents at end of year            $  14,308      $  20,262      $  12,814
                                                    =======================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest          $  19,852      $   3,568      $   2,493
  Cash paid during the period for income taxes      $  18,105      $  14,206      $   5,496


Non-cash investing and financing information:

In connection with the acquisition of Holland & Barrett Holdings Ltd. on August 7, 1997, the Company issued two promissory notes aggregating $170,000 as consideration for the purchase of capital stock. Such notes were paid in October 1997 from the cash held in escrow at September 30, 1997. (See Note 2)

During fiscal 1998, 1997 and 1996, options were exercised with shares of common stock issued to certain officers and directors. Accordingly, the tax benefit of approximately $611, $257 and $1,274 for the years ended September 30, 1998, 1997 and 1996, respectively, was recorded as an increase in capital in excess of par and a reduction in taxes currently payable. In addition, during fiscal 1997, common stock was surrendered to the Company in satisfaction of $488 of the stock subscription outstanding at September 30, 1996. (See Note 13)

During fiscal 1996, the Company entered into capital leases for machinery and equipment aggregating $2,635.

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


1.    Business Operations and Summary of Significant Accounting Policies:

      Business operations

      The Company (as defined below) manufactures and distributes vitamins, food supplements and health and beauty aids primarily in the United States and the United Kingdom. The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Environmental Protection Agency and the United States Postal Service.

      Within the United Kingdom, the manufacturing, advertising, sales and marketing of food products is regulated by a number of governmental agencies, including the Ministry of Agriculture, Fisheries and Food, the Department of Health, the Food Advisory Committee and the Committee on Toxicity, among others.

      Principles of consolidation and basis of presentation

      The consolidated financial statements of NBTY, Inc. and Subsidiaries, formerly Nature's Bounty, Inc. ("NBTY"), have been prepared to give retroactive effect to the merger between Nutrition Headquarters, Inc., Lee Nutrition, Inc. and Nutro Laboratories, Inc. (collectively, the "Nutrition Headquarters Group" and with NBTY collectively, the "Company"), which has been accounted for as a pooling of interests.
      On April 20, 1998, Nutrition Headquarters Group was merged with and into NBTY. Under terms of the merger agreement, each share of Nutrition Headquarters Group common stock was exchanged for approximately 30 shares of NBTY's common stock with approximately 8,772 shares of NBTY's common stock exchanged for all the outstanding stock of Nutrition Headquarters Group.

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

      In March 1998, the Company's board of directors declared a three-for-one stock split payable in the form of a 200% stock dividend. All share and per common share amounts have been retroactively restated to account for the stock split. In addition, stock options and the related exercise prices have been amended to reflect this transaction. Also, in March 1998, the Company's certificate of incorporation was amended to authorize the issuance of up to 75,000 shares of common stock, par value $.008 per share.

      Revenue recognition

      The Company recognizes revenue upon shipment or, with respect to its own retail store operations, upon the sale of products. The Company has no single customer that represents more than 10% of annual net sales or accounts receivable as of and for the years ended September 30, 1998, 1997 and 1996.

      Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates include the valuation of inventories, the allowance for doubtful accounts receivable and the recoverability of long-lived assets. Actual results could differ from those estimates.

      Inventories

      Inventories are stated at the lower of cost or market. Cost is determined on the weighted average method which approximates first-in, first-out basis. The cost elements of inventory include materials, labor and overhead. In fiscal 1998, no one supplier provided more than 10% of purchases, however, one supplier provided approximately 12% of the Company's purchases in 1997 and 1996, respectively.

      Prepaid catalog costs

      Mail order production and mailing costs are capitalized as prepaid catalog costs and charged to expense over the catalog period, which typically approximates three months.

      Advertising

      All media (television, radio, magazine) and cooperative advertising costs are generally expensed as incurred. Total expenses relating to advertising and promotion for fiscal 1998, 1997 and 1996 were $16,356, $19,782 and $17,885, respectively. Included in prepaid expenses and other current assets is approximately $2,000 and $1,123 relating to prepaid advertising at September 30, 1998 and 1997, respectively.

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

      Intangible assets

      Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. Goodwill and other intangibles are amortized on a straight-line basis over periods not exceeding 40 years.

      Foreign currency

      The financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for revenues, expenses, and gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders' equity.

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

      Common shares and earnings per share

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The statement requires the presentation of both "basic" and "diluted" earnings per share ("EPS") on the face of the income statement. Basic EPS is based on the weighted average number of shares of common stock outstanding during each period while diluted EPS is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

      Reclassifications

      Certain reclassifications have been made to conform prior year amounts to the current year presentation.

      Accounting changes

      Effective October 1, 1996, the Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As the Company has not granted any options during fiscal 1998, 1997 or 1996, there would not have been any impact on the Company's financial position or results of operations on a pro forma basis.

      Effective October 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that certain assets be reviewed for impairment and, if impaired, be measured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS No. 121 at October 1, 1996 and its application during fiscal 1998 and 1997 had no material impact on the Company's financial position or results of operations.

      New accounting standards

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income, its components (revenues, expenses, gains and losses) and accumulated balances in a full set of general purpose financial statements.

      In addition, in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

      Both of these new standards are effective for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The implementation of these new standards will not affect the Company's results of operations and financial position, but they may have an impact on future financial statement disclosures.

      In February 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1"). SOP
      No. 98-1 requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. The Company adopted SOP 98-1 during fiscal 1998, and its application had no material effect on the Company's financial position as of September 30, 1998 or its results of operations for the period then ended.

      In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP No. 98-5"). SOP No. 98-5 requires that all start-up (or pre-opening) activities and organization costs be expensed as incurred. This SOP is effective for the Company beginning October 1, 1998. The Company does not expect its application during fiscal 1999 to have a material impact on its financial position or results of operations.

2.    Acquisitions:

      Holland & Barrett Holdings Ltd.

      On August 7, 1997, the Company acquired all of the issued and outstanding capital stock of Holland & Barrett Holdings Ltd. ("H&B") from Lloyds Chemist's plc ("Lloyds") for an aggregate purchase price of approximately $169,000 plus acquisition costs of approximately $811. The acquisition has been accounted for under the purchase method and, accordingly, the results of operations are included in the financial statements from the date of acquisition. H&B markets a broad line of nutritional supplement products, including vitamins, minerals and other nutritional supplements and food products through its retail stores.

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

      Assets acquired and liabilities assumed included cash ($5,580), inventory ($18,045), other current assets ($11,078), property, plant and equipment ($31,554) and current and long-term liabilities ($27,154 and $4,058, respectively). The excess cost of investment over the net book value of H&B at the date of acquisition resulted in an increase in goodwill of $133,725 which is being amortized over 25 years. Additionally, finance related costs of approximately $5,600 are being amortized over 10 years.

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

                                              September 30,
                                          ---------------------
                                            1997         1996

         Net sales                        $506,326     $421,049
         Net income                       $ 24,354     $ 14,964
         Net income per diluted share     $   0.35     $   0.22

      Other Acquisitions

      In fiscal 1998, the Company acquired certain assets, principally mail order databases, of three privately held vitamin mail order companies:
      Home Health Products, Inc., Barth-Spencer Corporation and Darby Health Group, Inc. for an aggregate $7.8 million in cash. The mail order databases of the acquired operations have been incorporated into NBTY's active mail order customer base to increase the number of active customers.

3.    Divestitures:

      In April 1998, the Company sold certain assets of its cosmetic pencil operation for approximately $6 million, of which $4.5 million was paid in cash with additional payments aggregating $1.5 million to be paid over the next three years. The cosmetic pencil business, which had insignificant operations in fiscal 1998, had sales of approximately $1.9 million and an operating loss of approximately $0.8 million in fiscal 1997. The gain on such sale of approximately $2.6 million is included in other income in the consolidated statements of income.

      On October 9, 1995, the Company sold certain assets of its direct-mail cosmetics business for $2,495. The Company received $350 in cash and non-interest bearing notes aggregating $2,145 for inventory, a customer list and other intangible assets. Revenues applicable to this marginally unprofitable business were $137 for fiscal 1996. The inventory note was repaid in full in October 1996 and, in April 1997, the Company received the final payment of the customer list note.

4.    Inventories:

                                September 30,
                             --------------------
                               1998         1997

         Raw materials       $ 45,670     $32,712
         Work-in-process        5,243       4,635
         Finished goods        68,694      49,093
                             --------------------
                             $119,607     $86,440
                             ====================


5.    Property, Plant and Equipment:

                                                                   September 30,
                                                               ---------------------
                                                                 1998         1997

         Land                                                  $  6,743    $  5,836
         Buildings and leasehold improvements                    78,814      51,423
         Machinery and equipment                                 62,754      43,858
         Furniture and fixtures                                  67,482      54,385
         Transportation equipment                                 2,611       2,511
         Computer equipment                                      15,677      15,434
                                                               --------------------
                                                                234,081     173,447
            Less accumulated depreciation and amortization       67,746      55,263
                                                               --------------------
                                                               $166,335    $118,184
                                                               ====================


      Depreciation and amortization of property, plant and equipment for the years ended September 30, 1998, 1997 and 1996 was approximately $15,952, $8,363 and $6,205, respectively.

      Property, plant and equipment includes approximately $4,020 and $4,392 for assets recorded under capital leases for fiscal 1998 and 1997, respectively. Accumulated amortization of these capital leases for the years ended September 30, 1998 and 1997 was approximately $1,268 and $812, respectively.

      Included in property, plant and equipment at September 30, 1998 is approximately $944 of interest costs capitalized in connection with the construction of a softgel facility.

6.    Intangible Assets:


      Intangible assets, at cost, acquired at various dates are as follows:

                                                 September 30,
                                             ---------------------     Amortization
                                               1998         1997          period

         Goodwill                            $147,266     $136,972     20-40
         Customer lists                        19,867       12,732      6-15
         Trademark and licenses                 1,201        1,201      2-3
         Covenants not to compete               1,305        1,305      5-7
                                             ---------------------
                                              169,639      152,210
           Less accumulated amortization       17,213       10,907
                                             ---------------------
                                             $152,426     $141,303
                                             =====================

      Amortization included in the consolidated statements of income under the caption "selling, general and administrative expenses" in 1998, 1997 and 1996 was approximately $6,107, $1,264 and $886, respectively.

7.    Accrued Expenses:

                                                  September 30,
                                               -------------------
                                                1998        1997

         Litigation settlement costs                       $ 5,600
         Payroll and related payroll taxes     $ 4,566       4,622
         Customer deposits                       4,002       2,568
         Accrued purchases and interest          2,785       2,800
         Income taxes payable                    9,666       7,597
         Other                                  12,224      12,524
                                               -------------------
                                               $33,243     $35,711
                                               ===================


8.    Long-Term Debt:

                                                                     September 30,
                                                                 ---------------------
                                                                   1998         1997

  Senior debt:
  8-5/8% Senior subordinated notes due 2007, net of
   unamortized discount of $1,237 (a)                            $148,881     $148,763
  Second subordinated promissory notes, principal payable on
   April 1, 2011 (b)                                                             2,245
  Note payable to a bank due in monthly payments of $16,
   including interest at 8.15%, maturing April 2016                              1,814
  Note payable due in monthly payments of $9, including
   interest at 8%, maturing March 2001                                318          341
  Mortgages:
    First mortgage payable in monthly principal and interest
     (10.375%) installments (c)                                     7,171        7,317
    First mortgage payable in monthly principal and interest
     (9.73%) installments of $25 (d)                                2,071        2,169
    First mortgage payable in monthly principal and interest
     (7.375%) installments of $55 through 2011                      5,442        5,693
  Revolving credit agreement (e)                                    8,000
  Other (f)                                                                      1,151
                                                                 ---------------------
                                                                  171,883      169,493
    Less current portion                                              653          943
                                                                 ---------------------
                                                                 $171,230     $168,550
                                                                 =====================

<Fa>  In September 1997, the Company issued 10-year Senior Subordinated
      Notes due 2007. The Notes are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company. The
      Company has registered these Notes under the Securities Act of 1933 through an exchange offer with terms substantially identical to the original Notes.
<Fb>  Interest on the second promissory notes, which were repaid during fiscal 1998, was payable per annum at the lower of 10% or the prime rate plus 2%. These promissory notes which were payable to a relative of a stockholder, were collateralized by a second subordinated pledge of capital stock of the Company and guaranteed by certain stockholders.
<Fc>  In September 1990, the Company obtained an $8,000 first mortgage, collateralized by the underlying building, issued through the Town of Islip, New York Industrial Development Agency. The taxable bond, held by an insurance company, has monthly principal and interest payments of $75 for ten years through 2000, with a final payment of $6,891 in September 2000.
<Fd>  In November 1994, the Company purchased a building which it previously occupied under a long-term lease.  The purchase price of approximately
      $3,090 was funded with $690 in cash and the balance through a 15-year mortgage note payable. This agreement contains various restrictive covenants which require the maintenance of certain financial ratios and limits capital expenditures.
<Fe>  In September 1997, the Company entered into a Revolving Credit
      Agreement (the "Agreement") with five banks that provides for borrowings up to $50,000, which expires September 23, 2003. In April
      1998, the borrowing limit provided under the terms of the Agreement was increased to $60,000. The Agreement provides that loans may be made under a selection of rate formulas, including the prime or Euro currency rates (7.125% at September 30, 1998). The Agreement provides for the maintenance of various financial ratios and covenants.
<Ff>  Included in other was approximately $617 as of September 30, 1997 relating to loans made by a stockholder. These notes, which were at fixed interest rates ranging from 8.0% to 10.0%, were repaid during 1998.


      Required principal payments of long-term debt are as follows:

         Years ending
         September 30,

             1999          $    653
             2000             7,554
             2001               514
             2002               481
             2003             8,521
          Thereafter        154,160
                           --------
                           $171,883
                           ========


      In August 1997, in connection with the promissory notes issued as consideration for the purchase of H&B, the Company delivered two standby letters of credit aggregating $170,000. At September 30, 1997, there were no borrowings outstanding under the letters of credit. As of October 17, 1997, upon payment of the promissory notes, the letters of credit were canceled.

      In 1997, the Company recorded a loss of $2,265 in connection with an interest rate lock which was settled on October 28, 1997.

9.    Capital Lease Obligations:

      The Company enters into various capital leases for machinery and equipment which provide the Company with bargain purchase options at the end of such lease terms. Future minimum payments under capital lease obligations as of September 30, 1998 are as follows:

         Years ending
         September 30,

             1999                                                 $  757
             2000                                                    753
             2001                                                    752
             2002                                                    696
             2003                                                    163
                                                                  ------
                                                                   3,121
      Less, amount representing interest                             450
                                                                  ------
      Present value of minimum lease payments (including $565
       due within one year)                                       $2,671
                                                                  ======


10.   Income Taxes:

      Provision (benefit) for income taxes consists of the following:

                                         Year ended September 30,
                                      ------------------------------
                                       1998        1997        1996

      Federal
        Current                       $16,398     $14,207     $7,551
        Deferred                        2,596      (2,530)      (501)

      State
        Current                         1,686       1,426      2,259
        Deferred                          267        (220)      (141)

      Foreign provision (benefit)       2,527      (1,189)
                                      ------------------------------

      Total provision                 $23,474     $11,694     $9,168
                                      ==============================


      The following is a reconciliation of the income tax expense computed using the statutory Federal income tax rate to the actual income tax expense and its effective income tax rate.

                                                                  Year ended September 30,
                                         ---------------------------------------------------------------------------
                                                  1998                       1997                      1996
                                         ----------------------     ---------------------     ----------------------
                                                     Percent of                Percent of                 Percent of
                                                       pretax                    pretax                     pretax
                                         Amount        income       Amount       income       Amount        income

      Income tax expense at
       statutory rate                    $21,810       35.0%        $14,287       35.0%       $10,981      35.0%
      State income taxes, net
       of federal income tax benefit       2,243        3.6%            857        2.1%         1,428       4.6%
      S corporation earnings not
       subject to income taxes (a)        (2,988)      (4.8%)        (4,236)     (10.4%)       (3,150)    (10.0%)
      Amortization of goodwill             2,155        3.5%
      Other, individually less than 5%       254        0.5%            786        1.9%           (91)     (0.2%)
                                         ------------------------------------------------------------------------

      Actual income tax provision        $23,474       37.8%        $11,694       28.6%       $ 9,168      29.2%
                                         ========================================================================

<Fa>  Prior to the merger, Nutrition Headquarters Group had been treated as an S corporation for Federal and state tax purposes. Accordingly, taxable income had previously been reported to the individual stockholders for inclusion in their respective income tax returns with no provision for these taxes, other than certain minimum taxes, included in its financial statements.

      The components of deferred tax assets and liabilities are as follows:

                                                                      1998        1997

      Deferred tax assets:
        Current:
          Inventory capitalization                                   $   324     $   351
          Accrued expenses and reserves not currently deductible       2,270       5,350
          Tax credits                                                    400         331
                                                                     -------------------
            Current deferred tax assets                                2,994       6,032
                                                                     -------------------
        Noncurrent:
          Intangibles                                                     67         333
          Reserves not currently deductible                              653         188
                                                                     -------------------
            Total noncurrent                                             720         521
                                                                     -------------------

      Deferred tax liabilities:
        Property, plant and equipment                                 (8,923)     (7,995)
                                                                     -------------------
            Net deferred tax liability                               $(5,209)    $(1,442)
                                                                     ===================


      Available state tax credits of $400 and $331 in 1998 and 1997, respectively, are scheduled to expire through fiscal 2002.

11.   Commitments:

      Operating Leases

      The Company conducts retail operations under operating leases which expire at various dates through 2020. Some of the leases contain renewal options and provide for contingent rent based upon sales plus certain tax and maintenance costs.

      Future minimal rental payments under the retail location and other leases that have initial or noncancelable lease terms in excess of one year at September 30, 1998 are as follows:

                  Year ending
                 September 30,

                  1999           $ 32,438
                  2000             31,332
                  2001             29,590
                  2002             27,835
                  2003             25,440
                  Thereafter      166,919
                                 --------
                                 $313,554
                                 ========


      Operating lease rental expense, including real estate tax and maintenance costs, and leases on a month to month basis were approximately $31,562, $7,852 and $2,092 for the years ended September 30, 1998, 1997 and 1996, respectively.

      Purchase commitments

      The Company was committed to make future purchases under various purchase order arrangements with fixed price provisions aggregating approximately $28,624 at September 30, 1998.

      Capital commitments

      The Company had approximately $5,000 in open capital commitments primarily related to a manufacturing facility as well as to computer hardware and software at September 30, 1998.

      Employment and consulting agreements

      The Company has employment agreements with two of its officers. The agreements, which expire in January 2004, provide for minimum salary levels, including cost of living adjustments, and also contain provisions regarding severance and changes in control of the Company. The commitments for salaries as of September 30, 1998 were approximately $900 per year.

      Effective April 20, 1998, the Company entered into an employment agreement with a former stockholder and officer of Nutrition Headquarters Group who is currently an associate of the Company. Such agreement is for a one-year term, subject to extension at the sole option of the officer for two additional one-year terms, and requires an annual payment of $275.

      Effective January 1, 1997, the Company entered into a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, a director of the Company. The agreement has been renewed to provide services from January 1, 1998 through December 31, 2000 with the consulting fee fixed by the Board of Directors of the Company, provided that in no event will the consulting fee be at a rate lower than $400,000 per year, payable monthly, with certain fringe benefits accorded to other executives of the Company. In addition, an entity owned by a relative of an officer received sales commissions of $474, $541 and $417 in 1998, 1997 and 1996, respectively.

12.   Earnings Per Share:

      Basic EPS computations are based on the weighted average number of common shares outstanding during the fiscal years. Diluted EPS include the diluted effect of outstanding stock options, if exercised. The following is a reconciliation between the basic and diluted EPS:

                                                                            Year ended
                                                                           September 30,
                                                                  -------------------------------
                                                                   1998        1997        1996

      Numerator:
        Numerator for EPS - income available to common
         stockholders                                             $38,840     $29,126     $22,206
                                                                  ===============================
        Numerator for dilutive EPS - income available to
         common stockholders                                      $38,840     $29,126     $22,206
                                                                  ===============================
      Denominator:
        Denominator for basic EPS - weighted-average shares        65,563      64,611      64,197
        Effect of dilutive securities:
          Stock options                                             4,284       4,324       4,502
                                                                  -------------------------------
        Denominator for diluted EPS - weighted-average shares      69,847      68,935      68,699
                                                                  ===============================
      Net EPS:
        Basic EPS                                                 $  0.59     $  0.45     $  0.35
                                                                  ===============================
        Diluted EPS                                               $  0.56     $  0.42     $  0.32
                                                                  ===============================


13.   Stock Option Plans:

      The Board of Directors approved the issuance of 6,660 non-qualified options on September 23, 1990, exercisable at $0.21 per share, which options terminate on September 23, 2000. In addition, on March 11, 1992, the Board approved the issuance of an aggregate of 5,400 non-qualified stock options to directors and officers, exercisable at $0.31 per share and expiring on March 10, 2002. The exercise price of each of the aforementioned issuances was in excess of the market price at the date such options were granted.

      During fiscal 1998, options were exercised with 142 shares of common stock issued to certain officers and directors for $43. As a result of the exercise of those options, the Company will receive a compensation deduction for tax purposes of approximately $1,652. Accordingly, a tax benefit of approximately $611 was credited to capital in excess of par.

      During fiscal 1997, options were exercised with 37 shares of common stock issued prior to the aforementioned stock split to certain officers and a director for $23. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $643 and a tax benefit of approximately $257 which was credited to capital in excess of par.

      During fiscal 1996, options were exercised with 872 shares of common stock issued prior to the aforementioned stock split to certain officers and directors for $11 and interest bearing notes in the amount of $584. As a result of the exercise of these options, the Company received a compensation deduction for tax purposes of approximately $3,145 and a tax benefit of approximately $1,274 which was credited to capital in excess of par.

      A summary of stock option activity is as follows:

                                                    1998                       1997                       1996
                                           ----------------------     ----------------------     ----------------------
                                                         Weighted                   Weighted                   Weighted
                                                         average                    average                    average
                                            Number       exercise      Number       exercise      Number       exercise
                                           of shares      price       of shares      price       of shares      price

      Outstanding at beginning of year       4,458         $.25         4,569         $.25         7,185         $.25
      Exercised                                142         $.31           111         $.31         2,616         $.23
                                             ------------------------------------------------------------------------
      Outstanding at end of year             4,316         $.26         4,458         $.25         4,569         $.25
                                             ========================================================================
      Exercisable at end of year             4,316         $.26         4,458         $.25         4,569         $.25
                                             ========================================================================


      As of September 30, 1998, the weighted average remaining contractual life of outstanding options was 3 years. In addition, there were no options available for grant at September 30, 1998, 1997 or 1996.

14.   Employee Benefit Plans:

      The Company maintains defined contribution savings plans and an employee stock ownership plan. The accompanying financial statements reflect contributions to these plans in the approximate amount of $501, $1,209 and $489 for the years ended September 30, 1998, 1997 and 1996, respectively.

15.   Litigation:

      Shareholder litigation:

      In October 1994, two lawsuits were commenced in the U.S. District Court, Eastern District of New York, against the Company and two of its officers. In 1997, the Company entered into a Capital Stipulation of Settlement calling for, among other things, a total cash payment of $8,000 to the plaintiff class. The Company was notified by its insurance carrier that it was willing to reimburse the Company to the extent of $2,400. Accordingly, the Company recorded a $5,600 provision for its portion of the settlement which, along with related legal fees of approximately $768, has been reflected separately in the statement of income for fiscal 1997.

      Other litigation:

      The Company is also involved in miscellaneous claims and routine litigation which management believes, taken individually or in the aggregate, would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

16.   Foreign Operations:

      In connection with the Company's acquisition of H&B which operates primarily in the United Kingdom, the Company has significantly expanded its operations outside of the United States. The following information has been summarized by geographic area as of September 30, 1998 and 1997 and for the years then ended.

                                   September 30, 1998
                         ---------------------------------------
                         Identifiable                  Operating
                            Assets         Sales        Income
                         ------------      -----       ---------

      United States        $277,155       $382,569      $66,175
      United Kingdom        223,302        189,555        8,736
                           ------------------------------------
                           $500,457       $572,124      $74,911
                           ====================================

                                   September 30, 1997
                         ---------------------------------------
                         Identifiable                  Operating
                            Assets         Sales        Income
                         ------------      -----       ---------

      United States        $356,987       $328,838      $49,755
      United Kingdom        214,190         26,498       (3,281)
                           ------------------------------------
                           $571,177       $355,336      $46,474
                           ====================================


17.   Related Party Transactions:

      Nutrition Headquarters Group had outstanding loans to a stockholder in the aggregate amount of $617. Interest on these loans amounted to approximately $35, $56 and $30 for the years ended September 30, 1998, 1997 and 1996, respectively.

      For the years ended September 30, 1998, 1997 and 1996, Nutrition Headquarters Group provided distributions to its stockholders in the aggregate amount of $8,050, $8,360 and $6,935, respectively.

      Nutrition Headquarters Group had outstanding promissory notes of $2,245, as of September 30, 1997, which were payable to a relative of a stockholder. Interest on the obligation amounted to approximately $124 for the year ended September 30, 1998 and $224 for each of the two years ended September 30, 1997 and 1996.

18.   Quarterly Results of Operations (Unaudited):

      The following is a summary of the unaudited quarterly results of operations for fiscal 1998 and 1997:

                                                               Quarter ended
                                         ---------------------------------------------------------
                                         December 31,     March 31,     June 30,     September 30,
                                         ------------     ---------     --------     -------------

      1998:
        Net sales                          $129,533       $157,287      $138,931      $146,372
        Gross profit                         64,317         82,089        74,417        80,068
        Income before income taxes           11,490         22,709        13,621        14,495(a)
        Net income                            8,018         15,617         8,135         7,072
        Net income per diluted share       $   0.12       $   0.23      $   0.12      $   0.10(b)
      1997:
        Net sales                          $ 64,772       $ 94,079      $ 80,219      $116,266
        Gross profit                         31,619         47,700        39,124        58,984
        Income before income taxes            7,442         15,818        11,281         6,279(a)
        Net income                            5,186         10,684         7,826         5,430
        Net income per diluted share       $   0.08       $   0.15      $   0.11      $   0.09(b)

<Fa>  Year-end adjustments resulting in an increase to pre-tax income of approximately $3,400 and $2,100 in 1998 and 1997, respectively, primarily related to adjustments of inventory amounts.
<Fb>  Amounts may not equal fiscal year totals due to rounding.