Form 10-Q
period 1998-12-31
NBTY INC
filed 1999-02-12
CIK 70793

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the period ended          December 31, 1998

Commission File Number:            0-10666
                                   -------

                                 NBTY, Inc.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           Delaware                                     11-2228617
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)



     90 Orville Drive, Bohemia, NY                            11716
----------------------------------------                    ----------
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

                             YES   X    NO
                                 -----     -----


Shares of Common Stock as of December 31, 1998:  71,542,394
                                                 ----------


                         NBTY, INC. and SUBSIDIARIES

                                    INDEX

PART I    Financial Information

            Condensed Consolidated Balance Sheets -
             December 31, 1998 (unaudited)and
             September 30, 1998                                    1 - 2

            Condensed Consolidated Statements of Operations -
             (unaudited) - Three Months Ended
             December 31, 1998 and 1997                              3
            Condensed Consolidated Statements of Cash Flows -
             (unaudited) Three months Ended
             December 31, 1998 and 1997                            4 - 5

            Notes to Condensed Consolidated
             Financial Statements (unaudited)                      6 - 10

            Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations (unaudited)                    11 - 17

PART II   Other Information                                         18

          Signature                                                 19



                         NBTY, INC. and SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


(Dollars and shares in thousands)
                                                      December 31,     September 30,
                                                          1998             1998
                                                      ------------     -------------
                                                      (Unaudited)

                     ASSETS
Current assets:
  Cash and cash equivalents                             $ 18,373         $ 14,308
  Accounts receivable, less
   allowance for doubtful accounts
   ($1,175 at December 31, 1998;
   $1,116 at September 30, 1998)                          25,004           23,433
  Inventories                                            127,227          119,607
  Deferred income taxes                                    2,994            2,994
  Prepaid property taxes, rent,
   and other current assets                               15,838           13,614
                                                        -------------------------
      Total current assets                               189,436          173,956

Property, plant and equipment                            243,411          234,081
 less accumulated depreciation
 and amortization                                         72,068           67,746
                                                        -------------------------

Intangible assets, net                                   147,797          152,426

Other assets                                               8,547            7,740
                                                        -------------------------

      Total assets                                      $517,123         $500,457
                                                        =========================

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt
   and capital lease obligations                        $  1,266         $  1,218
  Accounts payable                                        46,953           50,389
  Accrued expenses                                        31,686           33,243
                                                        -------------------------
      Total current liabilities                           79,905           84,850

Long-term debt                                           188,338          171,230
Obligations under capital leases                           1,943            2,106
Deferred income taxes                                      8,143            8,203
Other liabilities                                          3,532            3,729
                                                        -------------------------
      Total liabilities                                  281,861          270,118
                                                        -------------------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.008 par; authorized 75,000
   shares; issued 71,542 shares December 31, 1998
   and 72,714 shares September 30, 1998 and
   outstanding 71,542 shares December 31, 1998
   and 68,203 shares September 30, 1998                      572              582
  Capital in excess of par                               118,676          115,661
  Retained earnings                                      109,458          105,989
                                                        -------------------------
                                                         228,706          222,232
  Less 4,511 treasury shares at cost                           -           (3,206)
  Stock subscriptions receivable                            (839)               -
  Accumulated other comprehensive earnings                 7,395           11,313
                                                        -------------------------
      Total stockholders' equity                         235,262          230,339
                                                        -------------------------

      Total liabilities and stockholders' equity        $517,123         $500,457
                                                        =========================


          See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)

         (Dollars and shares in thousands, except per share amounts)

                                                For the three months
                                                 ended December 31,
                                                  1998         1997
                                                  ----         ----

Net sales                                       $141,013     $129,533
                                                ---------------------

Costs and expenses:
  Cost of sales                                   68,958       65,216
  Catalog printing, postage and promotion          8,788        5,111
  Selling, general and administrative             53,472       44,274
                                                ---------------------
                                                 131,218      114,601
                                                ---------------------

Income from operations                             9,795       14,932
                                                ---------------------

Other income (expense):
  Interest, net                                   (4,268)      (4,106)
  Miscellaneous, net                                 508          664
                                                ---------------------
                                                  (3,760)      (3,442)
                                                ---------------------

Income before income taxes                         6,035       11,490

Income taxes                                       2,567        3,473
                                                ---------------------

      Net income                                $  3,468     $  8,017
                                                =====================

Net income per share:
  Basic                                            $0.05        $0.12
                                                =====================
  Diluted                                          $0.05        $0.12
                                                =====================

Weighted average common shares outstanding:
  Basic                                           71,034       64,611
                                                =====================
  Diluted                                         72,630       68,919
                                                =====================


          See notes to condensed consolidated financial statements.


                         NBTY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

(Dollars in thousands)

                                                            For the three months
                                                             ended December 31,
                                                             1998         1997
                                                             ----         ----

Net income                                                 $  3,468     $   8,017

Adjustments to reconcile net income to
 cash used in operating activities:
  Gain (loss) on sale of property, plant and equipment            8             5
  Depreciation and amortization                               6,360         4,944
  Provision for allowance for
   doubtful accounts                                           (130)           (3)
  Decrease in deferred taxes                                                 (488)
  Changes in assets and liabilities,
   net of acquistions:
    Increase in accounts receivable                          (3,169)       (1,781)
    Increase in inventories                                  (8,279)      (12,735)
    Increase in prepaid catalog
     costs and other current assets                          (6,564)       (4,172)
    Decrease in other assets                                    583         2,142
    Decrease in accounts payable                             (2,914)       (1,882)
    (Decrease) increase in accrued expenses                   5,252        (8,238)
    Decrease in other liabilities                              (195)
                                                           ----------------------
      Net cash used in operating activities                  (5,580)      (14,191)
                                                           ----------------------

Cash flow from investing activities:
  Purchase of property, plant and equipment                 (10,562)      (11,172)
  Proceeds from sale of property, plant
   and equipment                                                                3
  Proceeds from sale of short term investments                              8,362
                                                           ----------------------
      Net cash used in investing activities                 (10,562)       (2,807)
                                                           ----------------------

Cash flows from financing activities:
  Dividends paid                                                           (1,050)
  Borrowings  under long term debt agreements                17,000        45,000
  Cash held in escrow                                                     144,730
  Principal payments under long-term
   debt agreements and capital leases                          (232)         (421)
  Repayment of promissory note                                           (170,280)
  Stock subscriptions receivable                               (839)
                                                           ----------------------
      Net cash provided by
       financing activities                                  15,928        17,979
                                                           ----------------------
Effect of Exchange Rate Changes on Cash
 and Cash Equivalents                                         4,279        (1,290)
                                                           ----------------------
Net increase (decrease) in cash and cash equivalents          4,065          (309)
Cash and cash equivalents at beginning of quarter            14,308        20,262
                                                           ----------------------
Cash and cash equivalents at end of quarter                $ 18,373     $  19,953
                                                           ======================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                 $  4,119     $   2,586
  Cash paid during the period for taxes                    $  2,985     $   6,527


          See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS

            For the three months ended December 31, 1998 and 1997

                                 (Unaudited)

(In thousands, except per share amounts)

Supplemental non-cash investing and financing information:

During the three months ended December 31, 1998, options were exercised with 3,340 shares of common stock issued to certain officers for interest-bearing stock subscriptions receivable aggregating $839. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $13,774 and a tax benefit of approximately $5,372.


                         NBTY, INC. and SUBSIDIARIES

            NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(In thousands, except per share amounts)

1.    Principles of consolidation and basis of presentation

         The consolidated financial statements of NBTY, Inc. and Subsidiaries have been prepared to give retroactive effect to the merger between Nutrition Headquarters, Inc., Lee Nutrition, Inc. and Nutro Laboratories, Inc. (collectively, the "Nutrition Headquarters Group" and together with NBTY, the "Company") on April 20, 1998. Under the terms of the merger agreement, each share of Nutrition Headquarters Group common stock was exchanged for approximately 30 shares of NBTY's common stock with approximately 8,772 shares of NBTY's common stock exchanged for all the outstanding stock of Nutrition Headquarters Group.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

         In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1998 and its results of operations for the three months ended December 31, 1998 and 1997 and statements of cash flows for the three months ended December 31, 1998 and 1997. The condensed consolidated balance sheet as of September 30, 1998 has been derived from the audited balance sheet as of that date. The results of operations for the three months ended December 31, 1998 and statements of cash flows for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 1998.

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

      Income taxes
         Prior to the merger, Nutrition Headquarters Group had been treated as an S corporation for Federal and state income tax purposes. Accordingly, taxable income was reported to the individual stockholders for inclusion in their respective income tax returns with no provision for these taxes, other than certain minimum taxes, included in the Company's consolidated financial statements.

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

         The Company retired 4,511 treasury shares during fiscal 1999 and accordingly, retired shares are considered unissued.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The statement requires the presentation of both "basic" and "diluted" EPS on the face of the income statement. Basic EPS is based on the weighted average number of shares of common stock outstanding during each period while diluted EPS is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The Company adopted the provisions of SFAS 128 effective October 1, 1998.

      Reclassifications
         Certain reclassifications have been made to conform prior year amounts to the current year presentation.

      Accounting changes
         In February 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1"). SOP No. 98-1 requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. The Company adopted SOP 98-1 during fiscal 1998, and its application had no material effect on the Company's financial position or results of operations.

         In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP No. 98-5"). SOP No. 98-5 requires that all start-up (or pre-opening) activities and organization costs be expensed as incurred. The Company adopted SOP 98-5 on October 1, 1998, and its application had no material effect on the Company's financial position or results of operations.

      New accounting standards
         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. This SFAS is effective for the Company on September 30, 1999.

         In June 1998, the FASB issued SFAS No. 133, "Statement of Financial Accounting Standards Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

2.    Acquisitions

         In August 1998, the Company acquired certain assets of three privately held vitamin mail order companies: Home Health Products, Inc., Barth-Spencer Corporation and Darby Health Group, Inc. for $7.8 million in cash. The aggregate sales of these companies were approximately $20 million in 1997. The mail order databases of the acquired operations will be incorporated into NBTY's active mail order customer base to increase the number of active customers.

3.    Comprehensive earnings

         On June 1, 1997, the FASB issued SFAS No. 130, "Reporting of Comprehensive Income," which establishes standards for the reporting and display of comprehensive income, its components (revenue, expenses, gains and losses) and accumulated balances in a full set of general purpose financial statements. Comprehensive income for the Company includes net income and the effects of translation which are charged or credited to the cumulative translation adjustments account within stockholders' equity. SFAS No. 130 was adopted on October 1, 1998.

         Comprehensive earnings for the three months ended December 31, 1998 and 1997 are as follows:

                                        For the three months
                                         ended December 31,
                                         1998        1997

            Net income                  $ 3,468     $ 8,017
            Changes in cumulative
             translation adjustment      (3,918)      3,249
                                        -------     -------
            Comprehensive earnings      $   450     $11,266
                                        =======     =======

         Accumulated other comprehensive earnings, which had been classified as a separate component of stockholders' equity, is comprised of cumulative translation adjustments of $7,395 and $11,313 at December 31, 1998 and September 30, 1998, respectively.

4.    Inventories

      Inventories have been estimated using the gross profit method for the interim periods. The components of the inventories are as follows:

                                  December 31,     September 30,
                                      1998             1998
                                      ----             ----

            Raw materials and
             Work-in-process        $ 53,735         $ 50,913
            Finished goods            73,492           68,694
                                    --------         --------
                                    $127,227         $119,607
                                    ========         ========

5.    Earnings per share (EPS)

      Basic EPS computations are based on the weighted average number of common shares outstanding during the three month periods ended December 31, 1998 and 1997. Diluted EPS include the effect of outstanding stock options, if exercised. The following is a reconciliation between the basic and diluted EPS, as required by SFAS No. 128:

                                                 For the three months
                                                     December 31,
                                                  1998        1997
                                                  ----        ----

            Numerator:
              Numerator for basic EPS --
               income available
               to common stockholders            $ 3,468     $ 8,017
                                                 =======     =======
              Numerator for dilutive EPS --
               income available
               to common stockholders            $ 3,468     $ 8,017
                                                 =======     =======

            Denominator:
              Denominator for basic EPS --
               weighted average shares            71,034      64,611
              Effect of dilutive securities:
                Stock options                      1,596       4,308
                                                 -------     -------
              Denominator for diluted EPS --
               Weighted average shares            72,630      68,919
                                                 =======     =======

            Net EPS:
              Basic EPS                          $  0.05     $  0.12
                                                 =======     =======
              Diluted EPS                        $  0.05     $  0.12
                                                 =======     =======


6.    Foreign operations:

      The following information has been summarized by geographic area as of December 31, 1998 and 1997 and for the three months then ended:

                                         Three months ended
                                         December 31, 1998
                               Identifiable                  Operating
                                  Assets         Sales        Income

            United States        $288,973       $ 80,549      $ 5,481
            United Kingdom        228,150         60,464        4,314
                                 --------       --------      -------
                                 $517,123       $141,013      $ 9,795
                                 ========       ========      =======

                                         Three months ended
                                         December 31, 1997
                               Identifiable                  Operating
                                  Assets         Sales        Income

            United States        $277,155       $ 79,640      $11,934
            United Kingdom        223,302         49,893        2,998
                                 --------       --------      -------
                                 $500,457       $129,533      $14,932
                                 ========       ========      =======


                         NBTY, INC. and SUBSIDIARIES
              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS
                                 (Unaudited)

(In thousands, except per share amounts)

Results of Operations:

      The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:

                                                      Three months
                                                          ended
                                                      December 31,
                                                    -----------------
                                                     1998       1997
                                                     ----       ----

      Net sales                                     100.0%     100.0%
      Cost and expenses:
        Cost of sales                                48.9       50.3
        Catalog printing, postage and promotion       6.3        4.0
        Selling, general and administrative          37.9       34.2
                                                    ----------------
                                                     93.1       88.5
                                                    ----------------

      Income from operations                          6.9       11.5
      Other income (expenses), net                   (2.6)      (2.6)
                                                    ----------------
      Income before income taxes                      4.3        8.9
      Income taxes                                    1.8        2.7
                                                    ----------------
      Net income                                      2.5%       6.2%
                                                    ================


Results of Operations
---------------------

For the three months ended December 31, 1998 compared to the three months ended
   December 31, 1997:

      Net sales. Net sales in the first quarter ended December 31, 1998 were $141,013 compared with $129,533 for the prior comparable period, an increase of $11,480 or 8.9%. Mail order sales were $30,220, compared to $32,059 for the prior comparable period (decrease of $1,839 or 5.7%), wholesale sales were $30,064 compared to $33,379 (decrease of $3,315 or 9.9%), U.S. retail revenues were $20,789 compared to $14,838 (increase of $5,951 or 40.1%) and U.K. retail revenues were $59,940 compared to $49,257 (increase $10,683 or 21.7%). The Company operated 253 stores in the U.S. and 415 stores in the U.K. as of December 31, 1998 compared to 131 stores in the U.S. and 418 in the U.K. as of December 31, 1997.

      Costs and expenses. Cost of sales as a percentage of sales were 48.9% for 1998 and 50.3% for 1997. The decrease was associated with changes in product mix and lower raw material pricing from suppliers. In addition, in the three months ended December 31, 1998 compared to the three months ended December 31, 1997, a significant number of products supplied by outside vendors to Holland and Barrett were replaced by NBTY supplied products.

      Catalog printing, postage, and promotion expenses were $8,788 in 1998, an increase of $3.7 million (71.9% increase), from $5,111 in 1997. As a percentage of sales, expenses were 6.3% for the current quarter and 4.0% for the prior comparable quarter. Such increase was principally due to H&B's television commercials in October 1998 and greater number of catalogs being mailed.

      Selling, general and administrative expenses were $53,472 for the quarter, or 37.9% as a percentage of sales, compared with $44,274 or 34.2% as a percentage of sales, an increase of $9.2 million (20.8% increase). The largest segments and increases are indirect salaries, rents, freight and property taxes. These expenses increased due primarily to the U.S. retail expansion program.

      Interest expense. Interest expense was $4,268, an increase of $162 compared to $4,106 during the comparable quarter. The major component is interest associated with the Holland & Barrett acquisition and the Credit and Guarantee Agreement.

      Income taxes. Prior to the merger, NHG had been treated as an S corporation for Federal and state tax purposes. Accordingly, taxable income was reported to the individual stockholders for inclusion in their respective income tax returns with no provision for these taxes, other than certain minimum taxes, included in the Company's Consolidated Financial Statements.

      Income before income taxes was $6,035 for 1998 and $11,490 for 1997.
         After income taxes, the Company had a net profit of $3,468 (or basic earnings per share of $0.05, diluted earnings per share of $0.05) for the three month period ended December 31, 1998, and $8,017 (or basic earnings per share of $0.12, diluted earnings per share of $0.12) for the three months ended December 31, 1997.

Liquidity and Capital Resources
-------------------------------

      Working capital was $109.5 million at December 31, 1998, compared with $89.1 million at September 30, 1998, an increase of $20.4 million.

      In September 1997, the Company entered into a Credit and Guarantee
         Agreement (CGA) which expires September 30, 2003. In April 1998, the borrowing limit provided under the terms of the CGA was increased to $60,000. The CGA provides that loans be made under a selection of rate formulas, including prime or Euro currency rates. The Agreement, which is unsecured, provides for the maintenance of various financial ratios and covenants. At December 31, 1998, there were borrowings of $25,000 under this facility.

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

      On July 1, 1998, the Company sold 3,450 shares of common stock in a public offering. The Company realized approximately $55 million which was used to repay borrowings under the Company's Credit and Guarantee Agreement and for working capital.

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

      Net cash used in operating activities was $5.6 million in 1998 and $14.2 million in 1997 primarily due to increases in inventory. Net cash used in investing activities was $10.6 million in 1998 and $2.8 million in 1997 due to plant expansion. Net cash provided by financing activities was $15.9 million in 1998 due to borrowing under the CGA and $18.0 million in 1997.

Management believes that inflation did not have a significant impact on its operations.

Year 2000.

      The Year 2000 problem is a result of software computer programs being written using two digits rather than four to define the applicable year. The Company recognizes the risk that its software programs or computer hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in system failures or miscalculations causing disruptions to operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software and hardware failure. The Company is developing a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. That plan consists of four phases: assessment, remediation, testing and implementation, and encompasses internal information technology (IT) systems and non-IT systems, as well as third party exposures.

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

      Risks
         Management of the Company believes that it is working on an effective program to resolve the Year 2000 issue in a timely manner. The Company has not yet completed all necessary phases of the Year 2000 program. The Company has retained an outside firm to assist the Company's personnel. It is estimated that the costs of this project will approximate $200. In the event that the Company does not complete any additional phases, the Company could experience business interruptions. In addition, disruptions in the economy generally resulting from the Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

      Contingency Plans
         The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program.
         The Company plans to evaluate the status of completion in September 1999 and determine whether such a plan is necessary.

New pronouncements
------------------
      In June 1997, the FASB issued SFAS No. 131, "Disclosures About
         Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. This SFAS is effective for the Company on September 30, 1999. Management anticipates that the adoption of SFAS No. 131 will no have a significant effect on results of operations or its financial position.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative
         Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

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

           In November and December 1997, the Company paid an aggregate
              $5,350 in connection with a litigation settlement, net of a reimbursement made by its insurance carrier. Reference is made to Note 15 in Form 10-K for the year ended September 30, 1998.

Item 2.  Changes in Securities
           Not applicable.

Item 3.  Defaults upon Senior Securities Not applicable.
           Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
           Not applicable.

Item 5.  Other Information
           Not applicable

Item 6.  Exhibits and Reports on Form 8-K
           There was no Form 8-K filed during the first quarter of the fiscal year ending September 30, 1999.


                         NBTY, INC. and SUBSIDIARIES

                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                                     NBTY, INC.
                                                     ----------



Date  February 11, 1999

                                       /s/ Harvey Kamil
                                       -------------------------------------
                                       Harvey Kamil, Executive Vice President,
                                          Secretary
                                          (Principal Financial
                                          and Accounting Officer)