Form 10-Q
period 1999-03-31
NBTY INC
filed 1999-05-07
CIK 70793

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the period ended           March 31, 1999

Commission File Number:        0-10666
                               -------

                                  NBTY, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                                 11-2228617
           --------                                 ----------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

       90 Orville Drive, Bohemia, NY                  11716
       -----------------------------                  -----
 (Address of Principal Executive Offices)           (Zip Code)

Registrant's telephone number, including area code   (516) 567-9500
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

                     YES   [x]                  NO   [ ]


Shares of Common Stock as of March 31, 1999:   71,722,394
                                               ----------


                         NBTY, INC. and SUBSIDIARIES

                                   INDEX

PART I   Financial Information

         Condensed Consolidated Balance Sheets -
          March 31, 1999 (unaudited)and
          September 30, 1998                                        1 - 2

         Condensed Consolidated Statements of Operations -
          (unaudited) - Three Months Ended
          March 31, 1999 and 1998                                     3

         Condensed Consolidated Statements of Operations -
          (unaudited) Six months Ended
          March 31, 1999 and 1998                                     4

         Condensed Consolidated Statements of Cash Flows -
          (unaudited) Six Months Ended
          March 31, 1999 and 1998                                  5 - 6

         Notes to Condensed Consolidated
          Financial Statements (unaudited)                         7 - 11

         Management's Discussion and Analysis
          of Financial Condition and Results of Operations        12 - 20

PART II  Other Information                                           21

         Signature                                                   22


                         NBTY, INC. and SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

(Dollars and shares in thousands)

                                            March 31,     September 30,
                                              1999            1998
                                            ---------     -------------
                                          (Unaudited)

Current assets:
  Cash and cash equivalents                 $ 25,484        $ 14,308

  Accounts receivable, less allowance
   for doubtful accounts of $1,056 in
   1999 and $1,045 in 1998                    25,579          23,433

  Inventories                                120,477         119,607

  Deferred income taxes                        2,994           2,994

  Prepaid property taxes, rent,
   and other current assets                   12,276          13,614
                                            ------------------------

      Total current assets                   186,810         173,956

Property, plant and equipment                252,261         234,081
  less accumulated depreciation
   and amortization                           76,427          67,746
                                            ------------------------
                                             175,834         166,335

Intangible assets, net                       141,582         152,426

Other assets                                   7,850           7,740
                                            ------------------------

     Total assets                           $512,076        $500,457
                                            ========================


See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY

(Dollars and shares in thousands)

                                            March 31,     September 30,
                                              1999            1998
                                            ---------     -------------
                                          (Unaudited)

Current liabilities:
  Current portion of long-term debt
   and capital lease obligations            $  1,264        $  1,218
  Accounts payable                            39,247          50,389
  Accrued expenses                            32,847          33,243
                                            ------------------------
      Total current liabilities               73,358          84,850

Long-term debt                               187,682         171,230

Obligations under capital leases               2,332           2,106

Deferred income taxes                          8,062           8,203

Other liabilities                              3,533           3,729
                                            ------------------------
      Total liabilities                      274,967         270,118
                                            ------------------------

Commitments and contingencies
Stockholders' equity:
  Common stock, $0.008 par; authorized 75,000
   shares; issued 72,022 shares in 1999
   and 72,714 shares in 1998 and
   outstanding 71,722 shares in 1999
   and 68,203 shares in 1998                     574             582
  Capital in excess of par                   119,053         115,661
  Retained earnings                          116,296         105,989
                                            ------------------------
                                             235,923         222,232
  Less 4,511 treasury shares at cost               -          (3,206)
  Stock subscriptions receivable                (866)              -
  Accumulated other comprehensive earning      2,052          11,313
                                            ------------------------
      Total stockholders' equity             237,109         230,339
                                            ------------------------

      Total liabilities and stockholders'   $512,076        $500,457
                                            ========================


See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)

         (Dollars and shares in thousands, except per share amounts)


                                                   For the three months
                                                      ended March 31,
                                                   --------------------
                                                    1999          1998
                                                    ----          ----


Net sales                                         $167,673      $157,287

Costs and expenses:
  Cost of sales                                     78,549        75,198
  Catalog printing, postage and promotion            9,864         8,824
  Selling, general and administrative               62,424        46,178
                                                  ----------------------
                                                   150,837       130,200
                                                  ----------------------

Income from operations                              16,836        27,087
                                                  ----------------------

Other income (expense):
  Interest, net                                     (5,358)       (5,114)
  Miscellaneous, net                                     7           736
                                                  ----------------------
                                                    (5,351)       (4,378)
                                                  ----------------------

Income before income taxes                          11,485        22,709

Income taxes                                         4,647         7,092
                                                  ----------------------

  Net income                                      $  6,838      $ 15,617
                                                  ======================

Net income per share:
  Basic                                           $   0.10      $   0.24
                                                  ======================
  Diluted                                         $   0.09      $   0.23
                                                  ======================

Weighted average common shares outstanding:
  Basic                                             71,597        64,608
                                                  ======================
  Diluted                                           72,513        68,897
                                                  ======================


See notes to condensed consolidated financial statements.


NBTY, INC. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)

         (Dollars and shares in thousands, except per share amounts)



                                                For the six months
                                                  ended March 31,
                                                -------------------
                                                 1999        1998
                                               --------------------

Net sales                                      $308,686    $286,820
                                               --------------------

Costs and expenses:
  Cost of sales                                 147,508     140,414
  Catalog printing, postage and promotion        18,652      13,935
  Selling, general and administrative           115,895      90,452
                                               --------------------
                                                282,055     244,801
                                               --------------------

Income from operations                           26,631      42,019
                                               --------------------

Other income (expense):
  Interest                                       (9,626)     (9,221)
  Miscellaneous, net                                515       1,400
                                                 (9,111)     (7,821)
                                               --------------------

Income before income taxes                       17,520      34,198

Income taxes                                      7,214      10,565
                                               --------------------

    Net income                                 $ 10,306    $ 23,633
                                               ====================

Net income per share:
  Basic                                        $   0.14    $   0.37
                                               ====================
  Diluted                                      $   0.14    $   0.34
                                               ====================

Weighted average common shares outstanding:
  Basic                                          71,313      64,662
                                               ====================
  Diluted                                        72,573      68,967
                                               ====================


          See notes to condensed consolidated financial statements.


                         NBTY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

(Dollars in thousands)

                                                       For the six months
                                                         ended March 31,
                                                       ------------------
                                                       1999          1998
                                                       ----          ----

Net income                                           $ 10,306      $ 23,633

Adjustments to reconcile net income to
 cash provided by operating activities:
  Loss on sale of property, plant and equipment           139
  Depreciation and amortization                        13,806        10,032
  Provision for allowance for doubtful accounts           (11)           (5)
  Deferred income taxes                                                   7
  Changes in assets and liabilities,
   net of acquistions:
    Increase in accounts receivable                    (1,667)         (199)
    Increase in inventories                            (2,337)      (11,698)
    (Increase) decrease in prepaid catalog
     costs and other current assets                    (7,993)        8,683
    Decrease in other assets                              539           535
    Decrease in accounts payable                      (10,192)       (3,201)
    Increase (decrease) in accrued expenses            13,650       (12,428)
    Decrease in other liabilities                        (195)
                                                     ----------------------
      Net cash provided by operating activities        16,045        15,359
                                                     ----------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment           (21,642)      (38,942)
  Proceeds from sale of short term investments                        8,362
  Receipt of payments from direct-mail
                                                     ----------------------
      Net cash used in investing activities           (21,642)      (30,580)
                                                     ----------------------

Cash flows from financing activities:
  Dividends paid                                                     (5,950)
  Borrowings  under long term debt agreements          17,000        45,000
  Cash held in escrow                                               144,730
  Principal payments under long-term
   debt agreements and capital leases                    (532)       (1,153)
  Proceeds from stock options exercised                                  40
  Repayment of promissory note                                     (168,770)
  Stock subscriptions receivable                         (866)
                                                     ----------------------
      Net cash provided by financing activities        15,602        13,897
                                                     ----------------------
Effect of Exchange Rate Changes on Cash
 and Cash Equivalents                                   1,171           159
                                                     ----------------------
Net increase (decrease) in cash and cash
 equivalents                                           11,176        (1,165)
Cash and cash equivalents at beginning of period       14,308        20,262
                                                     ----------------------
Cash and cash equivalents at end of period           $ 25,484      $ 19,097
                                                     ======================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest          $  9,315      $ 12,129
   Cash paid during the period for taxes             $  7,779      $ 10,243


     See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS

              For the six months ended March 31, 1999 and 1998

                                 (Unaudited)

                  (In thousands, except per share amounts)

Supplemental Non-cash Investing and Financing Information:

During the six months ended March 31, 1999, options were exercised with 3,520 shares of common stock issued to certain officers for interest-bearing stock subscriptions receivable aggregating $866 and cash of $27. As a result of the exercise of those options, the Company expects to receive a compensation deduction for tax purposes of approximately $14,604 and a tax benefit of approximately $5,696.


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

      In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of March 31, 1999 and its results of operations for the three and six months ended March 31, 1999 and 1998 and statements of cash flows for the six months ended March 31, 1999 and 1998. The condensed consolidated balance sheet as of September 30, 1998 has been derived from the audited balance sheet as of that date. The results of operations for the three and six months ended March 31, 1999 and statements of cash flows for the six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 1998.

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

      Common shares and earnings per share

      On April 12, 1999, the Company's Certificate of Incorporation was amended to authorize the issuance of up to 175 million shares of common stock, par value $.008 per share. In March 1998, the Company's Board of Directors declared a three-for-one stock split in the form of a 200% stock dividend effective March 23, 1998.

      All per common share amounts have been retroactively restated to account for the above stock split and the merger of NHG with NBTY. In addition, stock options and respective exercise prices have been amended to reflect these transactions.

      The Company retired 4,511 treasury shares during fiscal 1999 and accordingly, such retired shares are considered unissued.

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

      Accounting changes

      In February 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AcSEC") issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1"). SOP No. 98-1 requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. The Company adopted SOP 98-1 during fiscal 1998, and its application had no material effect on the Company's financial position or results of operations.

      In April 1998, the American Institute of Certified Public Accountants' AcSEC issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP No. 98-5"). SOP No. 98-5 requires that all start-up (or pre-opening) activities and organization costs be expensed as incurred. The Company adopted SOP 98-5 on October 1, 1998, and its application had no material effect on the Company's financial position or results of operations.

      New accounting standards

      In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments by public business enterprises in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports to stockholders. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. This SFAS is effective for the Company on September 30, 1999.

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

2.    Acquisitions

      In August 1998, the Company acquired certain assets of three privately held vitamin mail order companies: Home Health Products, Inc., Barth-Spencer Corporation and Darby Health Group, Inc. for $7.8 million in cash. The aggregate sales of these companies were approximately $20 million in 1997. The mail order databases of the acquired operations will be incorporated into NBTY's active direct response customer base to increase the number of active customers.

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

      Comprehensive earnings for the three and six months ended March 31, 1999 and 1998 are as follows:


                                For the three months      For the six months
                                  ended March 31,           ended March 31,
                                --------------------      ------------------
                                 1999         1998         1999         1998
                                 ----         ----         ----         ----

Net income                     $ 6,838      $15,617      $10,306      $23,633
Changes in cumulative
 Translation adjustment         (5,343)       3,588       (9,261)       6,837
                               ----------------------------------------------
Comprehensive earnings         $ 1,495      $19,205      $ 1,045      $30,470
                               ==============================================


      Accumulated other comprehensive earnings, which had been classified as a separate component of stockholders' equity, is comprised of cumulative translation adjustments of $2,052 and $11,313 at March 31, 1999 and September 30, 1998, respectively.

4.    Inventories

      Inventories have been estimated using the gross profit method for the interim periods. The components of the inventories are as follows:

                                               March 31,   September 30,
                                                 1999          1998
                                               ---------   -------------

      Raw materials and Work-in-process        $ 53,381      $ 50,913
      Finished goods                             67,096        68,694
                                               ----------------------
                                               $120,477      $119,607
                                               ======================


5.    Earnings per share (EPS)

      Basic EPS computations are based on the weighted average number of common shares outstanding during the three and six month periods ended March 31, 1999 and 1998. Diluted EPS include the dilutive effect of outstanding stock options, if exercised. The following is a reconciliation between the basic and diluted EPS, as required by SFAS No. 128:


                                      For the three months       For the six months
                                           March 31,                 March 31,
                                      --------------------       ------------------
                                       1999         1998         1999         1998
                                       ----         ----         ----         ----

Numerator:
  Numerator for basic EPS --
    Income available
    To common stockholders           $ 6,838      $15,617      $10,306      $23,633
                                     ==============================================
  Numerator for diluted EPS --
    Income available
    To common stockholders           $ 6,838      $15,617      $10,306      $23,633
                                     ==============================================

Denominator:
  Denominator for basic EPS --
    Weighted average shares           71,597       64,608       71,313       64,662
  Effect of dilutive securities:
    Stock options                        916        4,289        1,260        4,305
                                     ----------------------------------------------
  Denominator for diluted EPS --
    Weighted average shares           72,513       68,897       72,573       68,967
                                     ==============================================
Net EPS:
  Basic EPS                          $  0.10      $  0.24      $  0.14      $  0.37
                                     ==============================================
  Diluted EPS                        $  0.09      $  0.23      $  0.14      $  0.34
                                     ==============================================


6.    Stock options:

      During the six months ended March 31, 1999, options were exercised with 3,520 shares of common stock issued to certain officers for interest-bearing stock subscriptions receivable aggregating $866 and cash of $27. As a result of the exercise of those options, the Company expects to receive a compensation deduction for tax purposes of approximately $14,604 and a tax benefit of approximately $5,696.

7.    Foreign operations:

      The following information has been summarized by geographic area as of March 31, 1999 and 1998 and for the three and six months then ended:


                               Identifiable Assets
                                    March 31,
                               ------------------
                               1999          1998
                               ----          ----

United States                $301,022      $248,521
United Kingdom                211,054       212,423
                             ----------------------
                             $512,076      $460,944
                             ======================


                               Three months ended         Three months ended
                                 March 31, 1999             March 31, 1998
                                    Operating                  Operating
                               ------------------         ------------------
                               Sales       Income         Sales       Income
                               -----       ------         -----       ------

United States                $112,549      $ 9,302      $110,597      $22,943
United Kingdom                 55,124        7,534        46,690        4,144
                             ------------------------------------------------
                             $167,673      $16,836      $157,287      $27,087
                             ================================================


                                Six months ended           Six months ended
                                 March 31, 1999             March 31, 1998
                                    Operating                  Operating
                               ------------------         ------------------
                               Sales       Income         Sales       Income
                               -----       ------         -----       ------

United States                $193,098      $14,783      $190,237      $34,751
United Kingdom                115,588       11,848        96,583        7,268
                             ------------------------------------------------
                             $308,686      $26,631      $286,820      $42,019
                             ================================================



                         NBTY, INC. and SUBSIDIARIES
              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

                  (In thousands, except per share amounts)

Results of Operations:

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:


                                                 Three months               Six months
                                                    Ended                     Ended
                                                   March 31,                 March 31,
                                               -----------------         -----------------
                                               1999         1998         1999         1998
                                               ----         ----         ----         ----

Net sales                                     100.0 %      100.0 %      100.0 %      100.0 %
Costs and expenses:
  Cost of sales                                46.8         47.8         47.8         49.0
  Catalog printing, postage and promotion       5.9          5.6          6.0          4.9
  Selling, general and administrative          37.2         29.4         37.5         31.5
                                              --------------------------------------------
                                               89.9         82.8         91.3         85.4
                                              --------------------------------------------

Income from operations                         10.1         17.2          8.7         14.6
Other income (expenses), net                   (3.2)        (2.8)        (3.0)        (2.7)
                                              --------------------------------------------
Income before income taxes                      6.9         14.4          5.7         11.9
Income taxes                                    2.8          4.5          2.4          3.7
                                              --------------------------------------------
Net income                                      4.1 %        9.9 %        3.3%         8.2 %
                                              ============================================


For the three months ended March 31, 1999 compared to the three months ended March 31, 1998:

Net sales. Net sales in the second quarter ended March 31, 1999 were $167,673 compared with $157,287 for the prior comparable period, an increase of $10,386 or 6.6%. Direct response sales were $59,006, compared to $61,874 for the prior comparable period (decrease of $2,868 or 4.6%), wholesale sales were $30,704 compared to $33,383 (decrease of $2,679 or 8.0%), U.S. retail sales were $24,210 compared to $16,476 (increase of $7,734 or 46.9%) and U.K. retail sales were $53,753 compared to $45,554 (increase $8,199 or 18.1%). The Company operated 277 stores in the U.S. and 415 stores in the U.K. as of March 31, 1999 compared to 142 stores in the U.S. and 418 in the U.K. as of March 31, 1998. The Company experienced more competitive pressures and accordingly, direct response and wholesale sales channels showed decrease in sales. Sales growth in the U.S. retail channel reflected the greater number of stores compared to last year.

Costs and expenses. Cost of sales as a percentage of sales were 46.8% for 1999 and 47.8% for 1998. The decrease was associated with changes in product mix and lower raw material pricing from suppliers and replacing a number of outside vendors at Holland and Barrett with NBTY supplied products.

Catalog printing, postage, and promotion expenses were $9,864 in 1999, an increase of $1.0 million (11.8% increase), from $8,824 in 1998. As a percentage of sales, expenses were 5.9% for the current quarter and 5.6% for the prior comparable quarter.

Selling, general and administrative expenses were $62,424 for the quarter, or 37.2% as a percentage of sales, compared with $46,178 or 29.4% as a percentage of sales, an increase of $16.2 million (35.2% increase). The largest categories and increases are indirect salaries, rents, freight, property taxes and legal fees. These expenses increased due primarily to the U.S. retail store expansion program.

Interest expense. Interest expense was $5,358, an increase of $244 compared to $5,114 during the comparable quarter. The major components are interest associated with the Holland & Barrett acquisition, the Credit and Guarantee Agreement (CGA) and the write-off of fees associated with the amended and restated CGA.

Income taxes. Prior to the merger, NHG had been treated as an S corporation for Federal and state tax purposes. Accordingly, taxable income was reported to the individual stockholders for inclusion in their respective income tax returns with no provision for these taxes, other than certain minimum taxes, included in the Company's Consolidated Financial Statements.

Income before income taxes was $11,485 for 1999 and $22,709 for 1998.
After income taxes, the Company had a net profit of $6,838 (or basic earnings per share of $0.10, diluted earnings per share of $0.09) for the three month period ended March 31, 1999, and $15,617 (or basic earnings per share of $0.24, diluted earnings per share of $0.23) for the three months ended March 31, 1998.

                         NBTY, INC. and SUBSIDIARIES
              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS
                                 (Unaudited)

                  (In thousands, except per share amounts)

Results of Operations

For the six months ended March 31, 1999 compared to the six months ended March 31, 1998:

Net sales. Net sales in the six months ended March 31, 1999 were $308,686 compared with $286,820 for the prior comparable period, an increase of $21,866 or 7.6%. Direct response sales were $89,226, compared to $93,933 for the prior comparable period (decrease of $4,706 or 5.0%), wholesale sales were $60,768 compared to $66,762 (decrease of $5,994 or 9.0%), U.S. retail sales were $44,999 compared to $31,314 (increase of $13,685 or 43.7%) and U.K. retail sales were $113,693 compared to $94,811 (increase $18,882 or 19.9%). The Company operated 277 stores in the U.S. and 415 stores in the U.K. as of March 31, 1999 compared to 142 stores in the U.S. and 418 in the U.K. as of March 31, 1998. The Company experienced more competitive pressures and accordingly, direct response and wholesale sales channels showed decrease in sales. Sales growth in the U.S. retail channel reflected the greater number of stores compared to last year.

Costs and expenses. Cost of sales as a percentage of sales were 47.8% for 1999 and 49.0% for 1998. The decrease was associated with changes in product mix and lower raw material pricing from suppliers. In addition, in the six months ended March 31, 1999 compared to the six months ended March 31, 1998, a significant number of products supplied by outside vendors to Holland and Barrett were replaced by NBTY supplied products.

Catalog printing, postage, and promotion expenses were $18,652 in 1999 an increase of $4.7 million (33.8% increase), from $13,935 in 1998 As a percentage of sales, expenses were 6.0% for the six months and 4.9% for the prior six months. Such increase was principally due to H&B's television commercials in October 1998 and greater number of catalogs being mailed and advertising for store openings.

Selling, general and administrative expenses were $115,895 for the six months, or 37.5% as a percentage of sales, compared with $90,452 or 31.5% as a percentage of sales, an increase of $30.2 million (28.1% increase). The largest segments and increases are indirect salaries, rents, freight, depreciation of property, plant and equipment and legal. These expenses increased due primarily to the U.S. retail expansion program.

Interest expense. Interest expense was $9,626, an increase of $405 compared to $9,221 during the comparable quarter. The major components are interest associated with the Holland & Barrett acquisition, the Credit and Guarantee Agreement (CGA) and the write-off of fees associated with the amended and restated CGA.

Income taxes. Prior to the merger, NHG had been treated as an S corporation for Federal and state tax purposes. Accordingly, taxable income was reported to the individual stockholders for inclusion in their respective income tax returns with no provision for these taxes, other than certain minimum taxes, included in the Company's Consolidated Financial Statements.

Income before income taxes was $17,520 for 1999 and $34,198 for 1998. After income taxes, the Company had a net profit of $10,306 (or basic earnings per share of $0.14, diluted earnings per share of $0.14) for the six month period ended March 31, 1999, and $23,633 (or basic earnings per share of $0.37, diluted earnings per share of $0.34) for the six months ended March 31, 1998.

Liquidity and Capital Resources

Working capital was $113.4 million at March 31, 1999, compared with $89.1 million at September 30, 1998, an increase of $24.3 million.

In April 1999, the Company entered into an amended and restated Credit and Guarantee Agreement (CGA) which expires September 30, 2003 increasing the borrowing limit from $60 million to $135 million. The CGA provides for borrowings for working capital, general corporate purposes and acquisition of the Company's securities. The CGA provides that loans be made under a selection of rate formulas, including prime or Euro currency rates. Virtually all of the company's assets are collateralized under the CGA and subject to normal banking terms and conditions and the maintenance of various financial ratios and covenants. At March 31, 1999, there were borrowings of $25,000 under this facility. The Company plans on utilizing the funds for working capital needs and to buy back its common stock under its existing stock purchase plan.

In connection with the August 1997 acquisition of Holland & Barrett, the Company issued $150 million 8-5/8% senior subordinated Notes ("Notes") due in 2007. The Notes are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company.

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

The Company believes that existing cash balances, internally-generated funds from operations, amounts available under the CGA and other debt facilities will provide sufficient liquidity to satisfy the Companies' working capital needs for the next 12 months and to finance anticipated capital expenditures incurred in the normal course of business.

Net cash provided by operating activities was $16.0 million in 1999 and $15.4 million in 1998 primarily due to increases in depreciation and amortization and accrued expenses. Net cash used in investing activities was $21.6 million in 1999 and $30.6 million in 1998 due to retail stores and plant expansion programs. Net cash provided by financing activities was $15.6 million in 1999 due to borrowings under the CGA and was $13.9 million in 1998.

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

The following is a status report of the Company's effort to date:

      The Company's State of Readiness

      The Company has completed the assessment of its IT systems and non-IT systems.

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

New pronouncements

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments by public business enterprises in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports to stockholders. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. This SFAS is effective for the Company on September 30, 1999. Management anticipates that the adoption of SFAS No. 131 will not have a significant effect on results of operations or its financial position.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

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


                         NBTY, INC. AND SUBSIDIARIES

                         PART II OTHER INFORMATION
                                 (Unaudited)

Item 1.  Legal Proceedings

LITIGATION:

GEHE AG (Holland & Barrett's former parent company), has filed an action in the U.K., in February 1998, against the Company in a dispute over the interpretation of the acquisition agreement.

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

Item 4. Submission of Matters to a Vote of Security Holders

The following propositions were approved on April 12, 1999, at NBTY, Inc.'s Annual Meeting of Stockholders:

Proposition 1:  Re-elected Directors to serve until the 2002 Annual
                Meeting.

                             Votes for      Votes against
                             ---------      -------------

   Scott Rudolph             61,051,000       1,876,000
   Murray Daly               61,047,000       1,879,000
   Bud Solk                  61,049,000       1,877,000
   Nathan Rosenblatt         61,019,000       1,908,000


Proposition 2:  Approved an increase in the number of authorized shares from 75,000,000 shares of common stock, $.008 par value, to 175,000,000 shares of common stock, $.008 par value.


           Votes for      Votes against      Votes abstained
           ---------      -------------      ---------------

          57,137,000        5,513,000            277,000


Proposition 3:  Ratified the designation of PricewaterhouseCoopers LLP as independent accountants to audit the consolidated financial statements of the Company for the 1999 fiscal year.


           Votes for      Votes against      Votes abstained
           ---------      -------------      ---------------

          62,472,000          201,000            253,000


Item 5. Other Information

In April 1999, the Company entered into an amended and restated Credit and Guarantee Agreement (CGA) which expires September 30, 2003 increasing the borrowing limit from $60 million to $135 million. The CGA provides for borrowings for working capital, general corporate purposes and acquisition of the company's securities. The CGA provides that loans be made under a selection of rate formulas, including prime or Euro currency rates. Virtually all of the company's assets are collateralized under the CGA and subject to normal banking terms and conditions and the maintenance of various financial ratios and covenants.

Item 6. Exhibits and Reports on Form 8-K

There was no Form 8-K filed during the second quarter of the fiscal year ending September 30, 1999.


                         NBTY, INC. and SUBSIDIARIES

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       NBTY, INC.


Date  May 6, 1999                      /s/ Harvey Kamil
                                       Harvey Kamil, Executive Vice
                                       President, Secretary
                                       (Principal Financial
                                       and Accounting Officer)