Form 10-Q
period 1999-06-30
NBTY INC
filed 1999-08-12
CIK 70793

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the period ended       June 30, 1999

Commission File Number:       0-10666
                              -------

                                 NBTY, Inc.
---------------------------------------------------------------------------
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

                             YES   X   NO
                                 -----    -----

Shares of Common Stock as of June 30, 1999:  67,022,894
                                             ----------


                         NBTY, INC. and SUBSIDIARIES

                                    INDEX

PART I    Financial Information

            Condensed Consolidated Balance Sheets -
             June 30, 1999 (unaudited)and
             September 30, 1998                                   1 - 2

            Condensed Consolidated Statements of Operations -
             (unaudited) - Three Months Ended
             June 30, 1999 and 1998                                 3

            Condensed Consolidated Statements of Operations -
             (unaudited) Nine months Ended
             June 30, 1999 and 1998                                 4

            Condensed Consolidated Statements of Cash Flows -
             (unaudited) Nine months Ended
             June 30, 1999 and 1998                               5 - 6

            Notes to Condensed Consolidated
             Financial Statements (unaudited)                     7 - 11

            Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                               12 - 20

PART II   Other Information                                        21

          Signature                                                22




                         NBTY, INC. and SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

(Dollars and shares in thousands)

                                                      June 30,       September 30,
                                                        1999             1998
                                                     -----------     -------------
                                                     (Unaudited)

Current assets:
  Cash and cash equivalents                           $ 23,568         $ 14,308

  Accounts receivable, less
   allowance for doubtful accounts
   of $1,078 in 1999
   and $1,045 in 1998                                   22,673           23,433

  Inventories                                          132,341          119,607

  Deferred income taxes                                  2,994            2,994

  Prepaid property taxes, rent,
   and other current assets                             19,382           13,614
                                                      -------------------------

      Total current assets                             200,958          173,956

Property, plant and equipment                          256,228          234,081
 less accumulated depreciation
 and amortization                                       80,715           67,746
                                                      -------------------------
                                                       175,513          166,335

Intangible assets, net                                 137,537          152,426

Other assets                                             7,566            7,740
                                                      -------------------------

      Total assets                                    $521,574         $500,457
                                                      =========================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt
   and capital lease obligations                      $  1,305         $  1,218
  Accounts payable                                      52,479           50,389
  Accrued expenses                                      48,194           33,243
                                                      -------------------------
      Total current liabilities                        101,978           84,850

Long-term debt                                         196,712          171,230

Obligations under capital leases                         2,196            2,106

Deferred income taxes                                    8,001            8,203

Other liabilities                                        3,532            3,729
                                                      -------------------------
      Total liabilities                                312,419          270,118
                                                      -------------------------

Commitments and contingencies
Stockholders' equity:
  Common stock, $0.008 par; authorized 175,000
   shares in 1999 and 75,000 shares in 1998;
   issued 71,762 shares in 1999
   and 72,714 shares in 1998 and
   outstanding 67,023 shares in 1999
   and 68,203 shares in 1998                               574              582
  Capital in excess of par                             119,160          115,661
  Retained earnings                                    120,630          105,989
                                                      -------------------------
                                                       240,364          222,232

  Less 4,739 and 4,511 treasury shares, at cost
   in 1999 and 1998, respectively                      (28,328)          (3,206)
  Stock subscriptions receivable                          (839)               -
  Accumulated other comprehensive earnings              (2,042)          11,313
                                                      -------------------------
      Total stockholders' equity                       209,155          230,339
                                                      -------------------------

      Total liabilities and stockholders' equity      $521,574         $500,457
                                                      =========================

          See notes to condensed consolidated financial statements.




                         NBTY, INC. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)

         (Dollars and shares in thousands, except per share amounts)

                                                For the three months
                                                   ended June 30,
                                                ---------------------
                                                  1999         1998
                                                  ----         ----

Net sales                                       $155,062     $138,931
                                                ---------------------

Costs and expenses:
  Cost of sales                                   73,982       64,514
  Catalog printing, postage and promotion          7,613        8,804
  Selling, general and administrative             57,563       46,764
  Litigation charges                               4,600
  Merger related costs                                          3,360
                                                ---------------------
                                                 143,758      123,442
                                                ---------------------

Income from operations                            11,304       15,489
                                                ---------------------

Other income (expense):
  Interest, net                                   (4,456)      (3,196)
  Miscellaneous, net                                 203        1,328
                                                ---------------------
                                                  (4,253)      (1,868)
                                                ---------------------

Income before income taxes                         7,051       13,621

Income taxes                                       2,717        5,486
                                                ---------------------

  Net income                                    $  4,334     $  8,135
                                                =====================

Net income per share:
  Basic                                         $   0.06     $   0.13
                                                =====================
  Diluted                                       $   0.06     $   0.12
                                                =====================

Weighted average common shares outstanding:
  Basic                                           69,672       64,742
                                                =====================
  Diluted                                         70,534       69,008
                                                =====================

          See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)

         (Dollars and shares in thousands, except per share amounts)

                                                 For the nine months
                                                   ended June 30,
                                                ---------------------
                                                  1999         1998
                                                  ----         ----

Net sales                                       $463,748     $425,751
                                                ---------------------

Costs and expenses:
  Cost of sales                                  221,490      204,928
  Catalog printing, postage and promotion         26,266       22,739
  Selling, general and administrative            173,458      137,216
  Litigation charges                               4,600
  Merger related costs                                          3,360
                                                ---------------------
                                                 425,814      368,243
                                                ---------------------

Income from operations                            37,934       57,508
                                                ---------------------

Other income (expense):
  Interest                                       (14,083)     (12,417)
  Miscellaneous, net                                 720        2,728
                                                ---------------------
                                                 (13,363)      (9,689)
                                                ---------------------

Income before income taxes                        24,571       47,819

Income taxes                                       9,931       16,051
                                                ---------------------

  Net income                                    $ 14,640     $ 31,768
                                                =====================

Net income per share:
  Basic                                         $   0.21     $   0.49
                                                =====================
  Diluted                                       $   0.20     $   0.46
                                                =====================

Weighted average common shares outstanding:
  Basic                                           70,766       64,689
                                                =====================
  Diluted                                         71,895       68,986
                                                =====================

          See notes to condensed consolidated financial statements.

                         NBTY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

(Dollars in thousands)

                                                 For the nine months
                                                    ended June 30,
                                                 -------------------
                                                   1999        1998
                                                   ----        ----

Net income                                       $14,640      $31,768

Adjustments to reconcile net income to
 cash provided by operating activities:
  Gain on sale of product line                                 (1,576)
  Loss on sale of property, plant and
   equipment                                         479          402
  Depreciation and amortization                   20,591       15,448
  Provision for allowance for
   doubtful accounts                                 (33)          10
  Changes in assets and liabilities,
    net of acquistions:
      Decrease (increase)in accounts
       receivable                                  2,800       (1,173)
      Increase in inventories                    (14,963)     (24,593)
    Increase in prepaid catalog
     costs and other current assets              (15,388)      (6,005)
    (Increase) decrease in other assets             (394)       1,703
    Increase(decrease) in accounts payable         3,864       (1,358)
    Increase (decrease) in accrued expenses       31,353       (4,581)
    (Decrease) increase in other liabilities        (195)       1,240
                                                 --------------------
      Net cash provided by operating
        activities                                42,754       11,285
                                                 --------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment      (27,867)     (51,049)
  Proceeds from sale of property,
   plant, and equipment                                2            1
  Proceeds from sale of product line                            4,500
  Proceeds from sale of short term
   investments                                                  8,362
  Increase in intangible assets                     (503)
                                                 --------------------
      Net cash used in investing activities      (28,368)     (38,186)
                                                 --------------------

Cash flows from financing activities:
  Dividends paid                                               (8,050)
  Borrowings  under long term debt
   agreements                                     26,200       55,000
  Cash held in escrow                                         144,730
  Payment of demand note payable                               (1,345)
  Principal payments under long-term
   debt agreements and capital leases               (829)      (6,570)
  Purchase of treasury stock                     (28,328)
  Proceeds from stock options exercised                            40
  Repayment of promissory note                               (168,770)
  Stock subscriptions receivable                    (839)
                                                 --------------------
      Net cash (used in) provided by
       financing activities                       (3,796)      15,035
                                                 --------------------
Effect of exchange rate changes on cash
 and cash equivalents                             (1,330)      (2,626)
                                                 --------------------
Net increase (decrease) in cash and cash
 equivalents                                       9,260      (14,492)
Cash and cash equivalents at beginning of
 period                                           14,308       20,262
                                                 --------------------
Cash and cash equivalents at end of period       $23,568       $5,770
                                                 ====================

Supplemental Disclosure of
 Cash Flow Information:
  Cash paid during the period
   for interest                                  $13,666      $14,823
  Cash paid during the period for taxes          $ 7,812      $12,859

          See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS

              For the nine months ended June 30, 1999 and 1998

                                 (Unaudited)

(In thousands, except per share amounts)

Supplemental Non-cash Investing and Financing Information:

      During the nine months ended June 30, 1999, options were exercised with 3,560 shares of common stock issued to certain officers for interest-bearing stock subscriptions receivable aggregating $839 and cash of $67. As a result of the exercise of those options, the Company expects to receive a compensation deduction for tax purposes of approximately $14,847 and a tax benefit of approximately $5,790.


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

      In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 1999 and its results of operations for the three and nine months ended June 30, 1999 and 1998 and statements of cash flows for the nine months ended June 30, 1999 and 1998. The condensed consolidated balance sheet as of September
      30, 1998 has been derived from the audited balance sheet as of that date. The results of operations for the three and nine months ended
      June 30, 1999 and statements of cash flows for the nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 1998.

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

      Common shares and earnings per share

      On April 12, 1999, the Company's Certificate of Incorporation was amended to authorize the issuance of up to 175,000 shares of common stock, par value $.008 per share. In March 1998, the Company's Board of Directors declared a three-for-one stock split in the form of a 200% stock dividend effective March 23, 1998.

      All per common share amounts have been retroactively restated to account for the above stock split and the merger of NHG with NBTY. In addition, stock options and respective exercise prices have been amended to reflect these transactions.

      The Company retired 4,511 treasury shares during fiscal 1999 and accordingly, such retired shares are considered unissued. The company has repurchased 4,739 treasury shares for $28,328 at an average price of $5.98 per share.

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

      In June 1998, the FASB issued SFAS No. 133, "Statement of Financial Accounting Standards Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of Statement 133" which postponed the adoption date of SFAS No. 133. As such, the Company is not required to adopt this statement until fiscal year 2002. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

2.    Acquisitions

      In May 1999, the Company acquired the assets and certain liabilities of a multi-level marketing company, Dynamic Essentials, Inc. (DEI) for approximately $1,200 in cash. DEI was formed in December 1998 and had aggregate sales of $2,081 during its first six months.

      In August 1998, the Company acquired certain assets of three privately held vitamin mail order companies: Home Health Products, Inc., Barth-Spencer Corporation and Darby Health Group, Inc. for $7,800 in cash. The aggregate sales of these companies were approximately $20,000 in 1997. The mail order databases of the acquired operations have been incorporated into NBTY's active direct response customer base to increase the number of active customers.

3.    Comprehensive earnings

      On June 1, 1997, the FASB issued SFAS No. 130, "Reporting of Comprehensive Income," which establishes standards for the reporting and display of comprehensive income, its components (revenues, expenses, gains and losses) and accumulated balances in a full set of general purpose financial statements. Comprehensive income for the Company includes net income and the effects of translation which are charged or credited to the cumulative translation adjustments account within stockholders' equity. SFAS No. 130 was adopted on October 1, 1998. Comprehensive earnings for the three and nine months ended June 30, 1999 and 1998 are as follows:

                                    For the three months        For the nine months
                                       Ended June 30,              Ended June 30,
                                    --------------------        -------------------
                                     1999         1998           1999        1998
                                     ----         ----           ----        ----

      Net income                    $4,334      $8,135        $14,640      $31,768
      Changes in cumulative
       translation adjustment       (4,094)        751        (13,355)       6,086
                                    ----------------------------------------------
      Comprehensive earnings        $  240      $8,886        $ 1,285      $37,854
                                    ==============================================

      Accumulated other comprehensive earnings (deficit), which had been classified as a separate component of stockholders' equity, is comprised of cumulative translation adjustments of $(2,042) and $11,313 at June 30, 1999 and September 30, 1998, respectively.

4.    Inventories

      Inventories have been estimated using the gross profit method for the interim periods. The components of the inventories are as follows:

                               June 30,     September 30,
                                 1999           1998
                               --------     -------------

         Raw materials and
          Work-in-process      $ 52,987       $ 50,913
         Finished goods          79,354         68,694
                               -----------------------
                               $132,341       $119,607
                               =======================

5.    Earnings per share (EPS)

      Basic EPS computations are based on the weighted average number of common shares outstanding during the three and nine month periods ended June 30, 1999 and 1998. Diluted EPS includes the dilutive effect of outstanding stock options, if exercised. The following is a reconciliation between the basic and diluted EPS, as required by SFAS No. 128:

                                              For the three months     For the nine months
                                                   June 30,                 June 30,
                                              --------------------     -------------------
                                               1999        1998         1999        1998
                                               ----        ----         ----        ----

         Numerator:
           Numerator for basic EPS --
             Income available
              To common stockholders         $ 4,334     $ 8,135      $14,640      $31,768
                                             =============================================
           Numerator for diluted EPS --
             Income available
              To common stockholders         $ 4,334     $ 8,135      $14,640      $31,768
                                             =============================================

         Denominator:
           Denominator for basic EPS --
             Weighted average shares          69,672      64,742       70,766       64,689
           Effect of dilutive securities:
             Stock options                       862       4,265        1,129        4,297
                                             ---------------------------------------------
           Denominator for diluted EPS --
             Weighted average shares          70,534      69,008       71,895       68,986
                                             =============================================

         Net EPS:
           Basic EPS                         $  0.06     $  0.13      $  0.21      $  0.49
                                             =============================================
           Diluted EPS                       $  0.06     $  0.12      $  0.20      $  0.46
                                             =============================================

6.    Stock options:

      During the nine months ended June 30, 1999, options were exercised with 3,560 shares of common stock issued to certain officers for interest-bearing stock subscriptions receivable aggregating $839 and cash of $67. As a result of the exercise of those options, the Company expects to receive a compensation deduction for tax purposes of approximately $14,847 and a tax benefit of approximately $5,790.

7.    Foreign operations:

      The following information has been summarized by geographic area as of June 30, 1999 and 1998 and for the three and nine months then ended:

                             Identifiable Assets
                                  June 30,
                            ---------------------
                              1999         1998
                              ----         ----

         United States      $296,083     $256,077
         United Kingdom      225,491      219,322
                            ---------------------
                            $521,574     $475,399
                            =====================
                             Three months ended          Three months ended
                                June 30, 1999               June 30, 1998
                            ----------------------     ----------------------
                                         Operating                  Operating
                             Sales        Income        Sales        Income
                             -----       ---------      -----       ---------

         United States      $100,830      $ 3,946      $ 92,615      $13,027
         United Kingdom       54,232        7,358        46,316        2,462
                            ------------------------------------------------
                            $155,062      $11,304      $138,931      $15,489
                            ================================================
                               Nine months ended         Nine months ended
                                 June 30, 1999             June 30, 1998
                            -----------------------    -----------------------
                                          Operating                  Operating
                              Sales        Income        Sales        Income
                              -----       ---------      -----       ---------

         United States      $293,928      $18,729      $282,853      $47,989
         United Kingdom      169,820       19,205       142,899        9,519
                            ------------------------------------------------
                            $463,748      $37,934      $425,751      $57,508
                            ================================================

8.    Commitment and contingencies:

      In August 1997, the Company acquired Holland & Barrett from the German-based GEHE AG. A dispute arose over certain provisions of the purchase agreement. On July 30, 1999, the court rendered a decision in favor of GEHE. Results for the third quarter and nine months of 1999 were affected by a litigation charge of $4,600 which includes the amount of the judgment plus interest and legal fees.


                         NBTY, INC. and SUBSIDIARIES
              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts)

Results of Operations:

      The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:

                                                            Three months             Nine months
                                                                Ended                  Ended
                                                              June 30,                June 30,
                                                         ------------------      -----------------
                                                          1999        1998        1999        1998
                                                          ----        ----        ----        ----

      Net sales                                          100.0%      100.0%      100.0%      100.0%
      Costs and expenses:
        Cost of sales                                     47.7        46.4        47.8        48.1
        Catalog printing, postage and promotion            4.9         6.3         5.7         5.3
        Selling, general and administrative               37.1        33.7        37.4        32.2
        Litigation charges                                 3.0                     1.0
        Merger related costs                                           2.5                      .9
                                                        ------------------------------------------
                                                          92.7        88.9        91.9        86.5
                                                        ------------------------------------------
      Income from operations                               7.3        11.1         8.1        13.5
      Other income (expenses), net                        (2.7)       (1.3)       (2.9)       (2.3)
                                                        ------------------------------------------
      Income before income taxes                           4.6         9.8         5.2        11.2
      Income taxes                                         1.8         3.9         2.1         3.7
                                                        ------------------------------------------
      Net income                                           2.8%        5.9%        3.1%        7.5%
                                                        ==========================================

                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts)

Results of Operations
---------------------

For the three months ended June 30, 1999 compared to the three months ended June 30, 1998:

      Net sales. Net sales in the third quarter ended June 30, 1999 were $155,062 compared with $138,931 for the prior comparable period, an increase of $16,131 or 11.6%. Direct response sales were $40,460, compared to $44,135 for the prior comparable period (decrease of $3,675 or 8.3%), wholesale sales were $33,729 compared to $32,671 (increase of $1,058 or 3.2%), U.S. retail sales were $26,949 compared to $16,695 (increase of $10,254 or 61.4%) and U.K. retail sales were $53,485 compared to $45,430 (increase $8,055 or 17.7%). The new multi-level marketing division was $439 for the three months. The Company operated 292 stores in the U.S. and 415 stores in the U.K. as of June 30, 1999 compared to 142 stores in the U.S. and 418 in the U.K. as of June 30, 1998. Sales growth in the U.S. retail channel reflected the greater number of stores compared to last year.

      Costs and expenses. Cost of sales as a percentage of sales were 47.7% for 1999 and 46.4% for 1998. The increase was associated with changes in product mix.

      Catalog printing, postage, and promotion expenses were $7,613 in 1999, a decrease of $1,191 (13.5% decrease) from $8,804 in 1998. This decrease was due primarily to a reduction in print media advertising in direct response. As a percentage of sales, expenses were 4.9% for the current quarter and 6.3% for the prior comparable quarter.

      Selling, general and administrative expenses were $57,563 for the quarter, or 37.1% as a percentage of sales, compared with $46,764 or 33.7% as a percentage of sales, an increase of $10,799 (23.1% increase). The largest categories and increases are indirect salaries and rents which increased due primarily to the U.S. retail store expansion program.

      Litigation charges.  In August 1997, the Company acquired Holland &
        Barrett from the German-based GEHE AG. A dispute arose over certain provisions of the purchase agreement. On July 30, 1999, the court rendered a decision in favor of GEHE. Results for the third quarter of 1999 were affected by a litigation charge of $4,600 which includes the amount of the judgment plus interest and legal fees.

      Interest expense. Interest expense was $4,456, an increase of $1,260 compared to $3,196 during the comparable quarter. The major components are interest on Senior Subordinated Notes associated with the Holland & Barrett acquisition and the Credit and Guarantee Agreement (CGA) used for the stock repurchase and for capital expenditures.

      Income taxes. Prior to the merger, NHG had been treated as an S corporation for Federal and state tax purposes. Accordingly, taxable income was reported to the individual stockholders for inclusion in their respective income tax returns with no provision for these taxes, other than certain minimum taxes, included in the Company's Consolidated Financial Statements.

      Income before income taxes was $7,051 for 1999 and $13,621 for 1998.
        After income taxes, the Company had a net profit of $4,334 (or basic earnings per share of $0.06, diluted earnings per share of $0.06) for the three month period ended June 30, 1999, and $8,135 (or basic earnings per share of $0.13, diluted earnings per share of $0.12) for the three months ended June 30, 1998.

Results of Operations
----------------------

For the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998:

      Net sales. Net sales in the nine months ended June 30, 1999 were $463,748 compared with $425,751 for the prior comparable period, an increase of $37,997 or 8.9%. Direct response sales were $129,686, compared to $138,067 for the prior comparable period (decrease of $8,381 or 6.1%), wholesale sales were $94,497 compared to $99,433 (decrease of $4,936 or 5.0%), U.S. retail sales were $71,948 compared to $48,009 (increase of $23,939 or 49.9%) and U.K. retail sales were $167,178 compared to $140,242 (increase $26,936 or 19.2%). The new multi-level marketing division was $439 for the current year. The Company operated 292 stores in the U.S. and 415 stores in the U.K.
        as of June 30, 1999 compared to 142 stores in the U.S. and 418 in the U.K. as of June 30, 1998. The Company experienced more competitive pressures and accordingly, direct response and wholesale sales channels showed decreases in sales. Sales growth in the U.S. retail channel reflected the greater number of stores compared to last year.

      Costs and expenses. Cost of sales as a percentage of sales were 47.8% for 1999 and 48.1% for 1998. The decrease was associated with changes in product mix and lower raw material pricing from suppliers. In addition, in the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998, a significant number of products supplied by outside vendors to Holland and Barrett were replaced by NBTY supplied products.

      Catalog printing, postage, and promotion expenses were $26,266 in 1999 an increase of $3,527 (15.5% increase), from $22,739 in 1998. As a percentage of sales, expenses were 5.7% for the nine months and 5.3% for the prior nine months. Such increase was principally due to H&B's television commercials in October 1998 and greater number of catalogs being mailed and advertising for store openings.

      Selling, general and administrative expenses were $173,458 for the nine months, or 37.4% as a percentage of sales, compared with $137,216 or 32.2% as a percentage of sales, an increase of $36,242 (26.4% increase). The largest segments and increases are indirect salaries, rents, freight, depreciation of property, plant and equipment and legal. These expenses increased due primarily to the U.S. retail expansion program.

      Litigation charges.  In August 1997, the Company acquired Holland &
        Barrett from the German-based GEHE AG. A dispute arose over certain provisions of the purchase agreement. On July 30, 1999, the court rendered a decision in favor of GEHE. Results for the nine months of 1999 were affected by a litigation charge of $4,600 which includes the amount of the judgment plus interest and legal fees.

      Interest expense. Interest expense was $14,083, an increase of $1,666 compared to $12,417 during the comparable quarter. The major components are interest on Senior Subordinated Notes associated with the Holland & Barrett acquisition and the Credit and Guarantee Agreement (CGA) used for the stock repurchase and capital expenditures and the write-off of fees associated with the amended and restated CGA.

                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                     CONDITION and RESULTS of OPERATIONS
                                 (Unaudited)

(In thousands, except per share amounts)

Results of Operations
---------------------

For the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998 (continued):

      Income taxes. Prior to the merger, NHG had been treated as an S corporation for Federal and state tax purposes. Accordingly, taxable income was reported to the individual stockholders for inclusion in their respective income tax returns with no provision for these taxes, other than certain minimum taxes, included in the Company's Consolidated Financial Statements.

      Income before income taxes was $24,571 for 1999 and $47,819 for 1998.
        After income taxes, the Company had a net profit of $14,640 (or basic earnings per share of $0.21, diluted earnings per share of $0.20) for the nine month period ended June 30, 1999, and $31,768 (or basic earnings per share of $0.49, diluted earnings per share of $0.46) for the nine months ended June 30, 1998.

Liquidity and Capital Resources
-------------------------------

      Working capital was $98,980 at June 30, 1999, compared with $89,106 at September 30, 1998, an increase of $9,874.

      In April 1999, the Company entered into an amended and restated
        Credit and Guarantee Agreement (CGA) which expires September 30, 2003 increasing the borrowing limit from $60,000 to $135,000. The CGA provides for borrowings for working capital, general corporate purposes and acquisition of the Company's securities. The CGA provides that loans be made under a selection of rate formulas, including prime or Euro currency rates. Virtually all of the company's assets are collateralized under the CGA and subject to normal banking terms and conditions and the maintenance of various financial ratios and covenants. At June 30, 1999, there were borrowings of $34,000 under this facility. The Company plans on utilizing the funds for working capital needs and to buy back its common stock under its existing stock purchase plan. For the three months ended June 30, 1999, the Company repurchased $28,328 (4,739 shares) of its common stock.

      In connection with the August 1997 acquisition of Holland & Barrett, the Company issued $150,000 8-5/8% senior subordinated Notes ("Notes") due in 2007. The Notes are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company.

      In November and December 1997, the Company paid an aggregate $5,350 in connection with a litigation settlement, net of a reimbursement made by an insurance carrier.

      In December 1997, the Company purchased a building for a purchase price of approximately $3,900 with operating funds.

      In April 1998, the Company sold certain assets of its cosmetic pencil operation for approximately $6,000, of which $4,500 was paid in cash.

      On July 1, 1998, the Company sold 3,450 shares of common stock in a public offering. The Company realized approximately $55,000 which was used to repay borrowings under the Company's Credit and Guarantee Agreement and for working capital.

      The Company believes that existing cash balances, internally-generated funds from operations, amounts available under the CGA and other debt facilities will provide sufficient liquidity to satisfy the Companies' working capital needs for the next 12 months and to finance anticipated capital expenditures incurred in the normal course of business.

      Net cash provided by operating activities was $42,754 in 1999 and $11,285 in 1998 primarily due to increases in depreciation and amortization and accrued expenses. Net cash used in investing activities was $28,368 in 1999 and $38,186 in 1998 due to retail stores and plant expansion programs. Net cash used in financing activities was $3,796 due to the repurchase of $28,328 of its common stock in 1999 and net cash provided by financing activities was $15,035 due to borrowings under the CGA in 1998.

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

      Third Parties And Their Exposure To The Year 2000

      The Company has requested from a majority of its principal suppliers and vendors written statements regarding their knowledge of and plans for meeting Year 2000 requirements. To date, the Company is not aware of any principal supplier or vendor with a Year 2000 issue that could materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents, if any, cannot be determined.

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

New pronouncements
------------------

      In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments by public business enterprises in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports to stockholders. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. This SFAS is effective for the Company on September 30, 1999. The adoption of SFAS No. 131 will not have a significant impact on the results of operations or its financial position, however it may require changes to certain disclosures.

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


                         NBTY, INC. AND SUBSIDIARIES

                          PART II OTHER INFORMATION
                                 (Unaudited)

Item 1.  Legal Proceedings

         LITIGATION:
           In August 1997, the Company acquired Holland & Barrett from the
             German-based GEHE AG. A dispute arose over certain provisions of the purchase agreement. On July 30, 1999, the court rendered a decision in favor of GEHE. A litigation charge of $4,600, which includes the amount of the judgment plus interest and legal fees, will be paid in August 1999.

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

Item 2.  Changes in Securities
           Not applicable.

Item 3.  Defaults upon Senior Securities Not applicable.
           Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
           Not applicable.

Item 5.  Other Information
           Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
           There was no Form 8-K filed during the third quarter of the fiscal year ending September 30, 1999.

                         NBTY, INC. and SUBSIDIARIES

                                  SIGNATURE
                                  ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                                     NBTY, INC.


Date  August 12, 1999

                                       /s/ Harvey Kamil
                                       ------------------------------------
                                       Harvey Kamil, Executive Vice
                                       President, Secretary
                                       (Principal Financial
                                       and Accounting Officer)