Form 10-K
period 1999-09-30
NBTY INC
filed 1999-12-28
CIK 70793

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 1999.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period
         from            to           .
              ----------    ----------

                       Commission file number 0-10666
                                 NBTY, INC.
             (Exact name of registrant as specified in charter)

           DELAWARE                                        11-2228617
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

            90 Orville Drive                                  11716
            ----------------                                ----------
           Bohemia, New York                                (Zip Code)
---------------------------------------
(Address of principal executive office)

                               (516) 567-9500
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act
Common Stock, par value $0.008 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                YES [X] NO [ ]
                                    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment of this Form 10-K      [X].

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System at December 15, 1999 was approximately $547,135,072.

The number of shares of Common Stock of the registrant outstanding at December 15, 1999 was approximately 67,215,611.

Documents Incorporated by Reference: None


                                 NBTY, INC.
                       1999 ANNUAL REPORT OF FORM 10-K
                              TABLE OF CONTENTS


Caption                                                                Page
-------                                                                ----

Forward Looking Statements                                                4

                                   PART I
                                   ------

ITEM 1      BUSINESS                                                      4

General                                                                   4
Business Strategy                                                         4
Industry Overview                                                         6
Marketing and Distribution                                                6
Sales, Marketing and Advertising                                          9
Manufacturing, Distribution and Quality Control                           9
Research and Development                                                  9
Competition                                                              10
Compliance with Environmental Laws and Regulations                       11
Government Regulation                                                    11
Internal Operations                                                      14
Trademarks                                                               14
Associates                                                               15

ITEM 2      PROPERTIES                                                   15

ITEM 3      LEGAL PROCEEDINGS                                            17

ITEM 4      SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS                                         17

                                   PART II
                                   -------

ITEM 5      MARKET FOR THE REGISTRANT'S COMMON
             EQUITY AND RELATED STOCKHOLDER MATTERS                      18

Dividend Policy                                                          18
Price Range for Common Stock                                             18

ITEM 6      SELECTED CONSOLIDATED FINANCIAL DATA                         19

ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATION                                                 20

Background                                                               20
Results of Operations                                                    20
Seasonality                                                              24


Liquidity and Capital Resources                                          24
Inflation                                                                25
Year 2000                                                                25
The Company's State of Readiness                                         25

Third Parties and Their Exposure to the Year 2000                        25
Risks                                                                    25
Recent Financial Accounting Standards Board Statements                   26

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                  26

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  26

ITEM 9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE                       26

                                  PART III
                                  --------

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           27

ITEM 11     EXECUTIVE COMPENSATION                                       30

Summary Compensation Table                                               30
Employment Agreements                                                    30

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS              31

NBTY Inc. Employee Stock Ownership and Trust ("ESOP")                    33
Eligibility                                                              33
Contributions                                                            33
Vesting                                                                  33
Distribution                                                             33

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               34


                                   PART IV
                                   -------
ITEM 14     EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES                 35

Financial Statements                                                     35
Financial Statement Schedule                                             35
Exhibits                                                                 35
Signatures                                                               36
Contributions
Contingency Plans

Recent Financial Accounting Standards Board Statements


Forward Looking Statements.

      This annual report on Form 10-K contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company. All of these forward looking statements, which can be identified by the use of terminology such as "believe", "expects", "may", "will", "should", or "anticipates", or the negative thereof, or variations thereon, or comparable terminology, or by discussions of strategy which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. Factors that may affect such differences include (i) adverse publicity regarding the consumption of nutritional supplements; (ii) adverse federal, state or foreign legislation or regulation or adverse determinations by regulators; (iii) slow or negative growth in the nutritional supplement industry; (iv) inability of the Company to successfully implement its business strategy; (v) increased competition;
(vi) increased costs; (vii) loss or retirement of key members of management;
(viii) increases in the Company's cost or borrowings or inability or unavailability of additional debt or equity capital; (ix) changes in general economic conditions in the markets in which the Company may, from time to time, compete; (x) the inability of the Company to assimilate acquisitions into the mainstream of its business; (xi) exposure to product liability claims; (xii) the Company's inability to manage growth and execute its business plan; (xiii) the Company's ability to consummate future acquisitions; (xiv) the absence of clinical trials for many of the Company's products; (xv) sales and earnings volatility; (xvi) the Company's ability to manufacture its products efficiently and (xvii) the rapidly changing nature of the internet and on-line commerce, and (xviii) Year 2000 computer related problems with the Company's systems and/or computer related problems with the Company's suppliers or customers. Many of such factors, as well as those factors discussed in the Company's Prospectus, dated July 1, 1998, filed with the Securities and Exchange Commission, will be beyond the control of the Company and its management.

                                   PART I

Item 1.     BUSINESS

General

      NBTY, Inc. (the "Company") is a leading vertically integrated manufacturer, marketer and retailer of a broad line of high quality, value-priced nutritional supplements in the United States, the United Kingdom and internationally. Under a number of brands, the Company offers approximately 1,000 products, including vitamins, minerals, herbs, amino acids, sports nutrition products, diet aids and other nutritional supplements. NBTY targets the growing value-conscious consumer segment by offering high quality products at a value price point. NBTY markets its multi-branded products through a four channel distribution system: (i) puritan.com/direct response, the leading U.S. nutritional supplement e-commerce/direct response program under the Puritan's Pride and Nutrition Headquarters brands, catalogs, and through the internet; (ii) Vitamin World retail stores, of which there are currently approximately 400 located strategically throughout the United States and Guam and Holland & Barrett retail stores of which there are currently 423 located strategically throughout the United Kingdom;
(iii) wholesale distribution to drug store chains, supermarkets, independent pharmacies, health food stores primarily under the Nature's Bounty brand and
(iv) through a network marketing program through its Dynamic Essentials subsidiary's approximately 6,000 distributors. NBTY currently manufactures approximately 90% of the nutritional supplements it sells.

Business Strategy

      The Company's objective is to increase sales, improve profitability and strengthen its industry leading position through the following key strategies:

      Enhance Vertical Integration. Management believes that vertical integration creates a significant competitive advantage by allowing the Company to: (i) maintain higher quality standards while lowering product costs, a portion of which are passed on to the customer as lower prices;
(ii) more quickly respond to scientific and popular reports and consumer buying trends; (iii) assure delivery schedules; (iv) reduce dependence on outside suppliers; and (v) improve overall operating margins. The Company continually evaluates ways to further enhance its vertical integration. For example, NBTY has become the primary supplier of nutritional supplements to the Holland & Barrett stores. As a result, the costs of such products sold by Holland & Barrett stores have been lowered. Management believes this should increase overall profit margins while improving productivity for NBTY's manufacturing facilities.

      Introduce New Products and Product Innovations. The Company has consistently been among the first in the industry to introduce new products in response to recent scientific and popular reports. Given the changing nature of consumer demands for new products and the growing publicity over the importance of vitamins, minerals and nutritional supplements in the promotion of general health, management believes that NBTY will continue to attract new customers based upon its ability to rapidly respond to consumer demands with high quality, value-oriented products.

      Expand Existing Channels of Distribution. In order to increase sales and profitability, enhance overall market share, and leverage manufacturing, distribution, purchasing and marketing capabilities, the Company will continue to expand its existing channels of distribution.

      * Increase puritan.com/direct response Sales. NBTY expects to continue to strengthen its e-commerce/direct response sales by:
            (i) automated picking and packing to fulfill sales order requests with greater speed and accuracy; (ii) increased manufacturing capability to quickly introduce and deliver new products in response to customer demand; and (iii) more frequent promotions to further improve response rates; (iv) promote the internet website. In addition, the Company intends to continue its strategy of acquiring the customer lists, brand names and inventory of other mail order companies which have a similar or complimentary products and which the Company believes it can integrate into its own operations without adding substantial overhead expenses, such as the merger of Nutrition Headquarters Group into the Company and the pending acquisition of Nutrition Warehouse, Inc. and affiliated companies.

      * Increase Retail Sales in the U.S. and U.K. In order to increase retail sales, NBTY is actively expanding its Vitamin World stores in the U.S. and selectively expanding its Holland & Barrett stores in the U.K. During calendar year 1999, the Company opened a total of 151 Vitamin World stores to increase its penetration into regional malls and factory outlets. The Company has more than 800 vitamin stores in operation, approximately 400 in the U.S. and 423 in the U.K. NBTY estimates that market potential could support the opening of an additional 2,500 stores in the U.S.

      Integrate Strategic Acquisitions. Since 1986, NBTY has successfully acquired and integrated 14 vitamin, mineral and nutritional supplement ("VMS") companies. Most recently NBTY expects to merge Nutrition Warehouse into the Company and expects to complete the acquisition of Nutrition Warehouse group of companies by the end of December 1999. NBTY will integrate Nutrition Warehouse Group mail order operations by: (i) merging customer lists into the Company's computerized mailing list; (ii) expanding product lines; (iii) redesigning mail order catalogs; (iv) repricing certain products; and (v) implementing proven marketing techniques. The Company intends to continue to pursue acquisition opportunities in the VMS sector, both in the U.S. and internationally, that complement or extend its existing product lines, expand its distribution channels or are compatible with its business philosophy and strategic goals.

      Build Infrastructure to Support Growth. NBTY has technologically advanced, state-of-the-art manufacturing and production facilities, with total production capacity of approximately ten billion tablets and capsules per year. The Company's 131,000 square foot state-of-the-art soft gelatin encapsulation manufacturing facility on 62 acres is capable of producing five billion soft gel capsules per year. The Company regularly evaluates its operations and makes investments in building infrastructure, as necessary to support its continuing growth.

      Experienced Management Team. The Company's management team has extensive experience in the VMS industry and has developed long-standing relationships with its suppliers and its customers. The executive officers and directors have an average of approximately 19 years with the Company.

Industry Overview

      The Company believes that it is well positioned to capitalize on the continued growth in the VMS industry. As reported by industry sources, the annual domestic retail market for vitamins, nutritional supplements and minerals was approximately $12 billion in 1999. In the last several years, public awareness of the positive effects of vitamins and nutritional supplements on health has been heightened by widely publicized reports of scientific findings supporting such claims. Recent studies have indicated a correlation between the regular consumption of selected vitamins and nutritional supplements and reduced incidences of a wide range of conditions including cancer, heart disease, stroke, arthritis, osteoporosis, mental fatigue and depression, declining immune function, macular degeneration, memory loss and neural tube birth defects. The Company believes that the rise of alternative medicine and the holistic health movement has also contributed to increased sales of nutritional supplements and it is anticipated to increase in the future.

      The Company expects that the aging of the United States population, together with a corresponding increased focus on preventative health measures, will result in increased demand for vitamins and nutritional supplement products. According to the United States Census Bureau, through 2010, the 36-and-older age group of consumers, which represents a substantial majority of regular users of vitamins and nutritional supplements, is expected to grow significantly faster than the general United States population. Based on a national survey indicating that approximately 56% of Americans consumed vitamins and nutritional supplements on a regular basis in 1998, the Company believes that there is a large untapped domestic and international market for vitamins and nutritional supplements. Industry sources also report that vitamin consumers are taking more vitamins and nutritional supplements per day than in the past.

      The Company's principal executive offices are located at 90 Orville Drive, Bohemia, New York 11716 and its telephone number is 516-567-9500. The Company's United Kingdom subsidiary, Holland & Barrett, has its principal executive office in Nuneaton, United Kingdom.

Marketing and Distribution

      The Company operates in four reportable business segments:
puritan.com/direct response, retail (U.S. and U.K.) and wholesale (which includes network marketing).

Operating Segments

      The following table sets forth the percentage of net sales for each of the Company's operating segments:

                                      Fiscal Years Ended September 30,
                                    1997            1998            1999
                                    ------------------------------------
puritan.com/direct response          46%             33%             28%
Retail:  U.S.                        11%             12%             17%
         U.K.                         7%             32%             35%
Wholesale (1)                        36%             23%             20%

<F1>  Includes Network Marketing

      puritan.com/direct response   The Company offers, through mail order
and e-commerce, its full line of vitamins and other nutritional supplement products as well as selected personal care items under its Puritan's Pride and Nutrition Headquarters brand names at prices which are normally at a discount from those of similar products sold in retail stores. The Company believes that its vitamin websites are among the most active vitamin websites in the U.S.

      Through its Puritan's Pride and Nutrition Headquarters brands, NBTY is the leader in the U.S. direct response nutritional supplement industry with over 4 million active customers and with response rates which management believes to be in excess of the industry average. Through its catalogs, and websites the Company offers a full line of vitamins and other nutritional supplements at prices which are normally at a discount to retail stores.
The Company mails its catalogs approximately eight times a year. NBTY intends to continue to add new customers to its e-commerce operation through aggressive techniques and selective acquisitions. In addition, in 1996 the Company expanded its mail order operations into the United Kingdom.

      In order to maximize sales per catalog and reduce mailing and printing costs, the Company regularly updates its mail order list to include new customers and to eliminate those who have not placed an order within a designated period of time. In addition, in order to add new customers to its mailing lists and websites and increase average order sizes, the Company places advertisements in newspaper supplements, conducts insert programs with other mail order companies and has special promotions on a quarterly basis which offer customers combinations of products and quantities at promotional prices. NBTY's use of state-of-the-art equipment in its catalog operations, such as computerized co-mailing, address bar coding and automated picking and packing systems, enables the Company to fill orders typically within 48 hours of their receipt. The Company's position as a leading e-commerce nutritional supplement distributor and its utilization of state-of-the-art systems allows the Company to lower its per customer distribution costs, thereby enhancing margins and enabling the Company to offer its products at lower prices than its competitors.

      The Company's www.puritan.com website provides a practical and convenient method for consumers wishing to purchase products to promote healthy living. By using this website, consumers have access to the full line of more than 1,000 products which are offered through the Company's Puritan's Pride mail order catalog. Consumer orders are processed with the speed, economy and efficiency of the Company's state-of-the-art automated picking and packing system.

      The Company maintains another website, www.vitaminworld.com, to accommodate customers who wish to purchase nutritional supplements on the internet or in person at any one of its 400 stores located in 42 states. This website provides the consumer with information concerning the products offered in the Company owned and operated stores and with information about store locations.

      The internet plays an increasingly significant role in communications, information and commerce. International Data Corporation ("IDC"), an independent research company, estimates that the 97 million internet users worldwide at the end of 1998 will grow to 320 million users by the end of 2002. The functionality of the internet makes it an attractive commercial medium by providing features and information that have been unavailable in the past. IDC estimates that worldwide consumer online commerce will grow from approximately $11 billion in 1998 to approximately $94 billion by 2002. In addition, IDC estimates that, as the number of total internet users grows, the number of online purchasers will grow at a compound annual rate of 46% from 28 million in 1998 to 128 million in 2002. Baby boomers, which represent 49% of all internet users, are an attractive demographic group for online merchandisers.

      Retail.

      * U.S. The Company is on target for operating approximately 400 stores located in 42 states and the territory of Guam under the name Vitamin World by the end of 1999. Such locations carry a full line of the Company's products under the Vitamin World brand name and also carry products manufactured by others. The Company's ultimate goal is to have approximately 2,500 retail locations in the U.S. Through direct interaction between the Company's personnel and the public, the Company is able to identify buying trends, customer preferences or dislikes, acceptances of new products and price trends in various regions of the country. This information is useful in initiating sales programs for all divisions of the Company.

      * U.K. Holland & Barrett ("H&B"), one of the leading nutritional supplement retailers in the United Kingdom presently having 423 locations, was acquired by NBTY in 1997. H&B markets a broad line of nutritional supplement products, including vitamins, minerals and other nutritional supplements (approximately 60% of H&B's revenues) as well as food products, including fruits and nuts, confectionery and other items (approximately 40% of H&B's revenues). In the United Kingdom, the Company has leased warehouses for distribution of its products. The Company is building a warehouse in the U.K. which is scheduled for completion during the middle of year 2000 in order to service a growing demand for nutritional supplements and to provide a facility for future growth and additional retail locations in the U.K. and operations in continental Europe.

      Wholesale.

      * Mass Marketing. The Company markets its products under various brand names to various stores including drug store chains and supermarkets, independent pharmacies, health food stores, health food store wholesalers and other retailers such as mass merchandisers. The Nature's Bounty brand is sold to drug store chains and drug wholesalers. The Company sells a full line of products to supermarket chains and wholesalers under the brand name Natural Wealth at prices designed for the "price conscious" consumer. The Company sells directly to health food stores under the brand name Good'N Natural and sells products, including a specialty line of vitamins, to health food wholesalers under the brand name American Health. The Company has expanded sales of various products to many countries throughout Europe, Asia and Latin America.

      * Network Marketing. In May 1999, following the acquisition of all the assets and assumption of certain liabilities from a start-up company, NBTY established Dynamic Essentials (DE), Inc. ("DEI"). DEI is a company in the Network Marketing industry, comprised of approximately 6,000 distributors, marketing nutritional and personal care products throughout the United States. DEI represents a strategic opportunity for NBTY to establish an additional and untapped channel of distribution. Network Marketing offers NBTY the opportunity to develop and market a line of proprietary products such as LH12, a new weight loss system, as well as innovative production techniques including an industry first SuperFresh Nitrogen Packaging, a modified atmosphere packaging process.

      The Company believes that this entity, through NBTY's financial support and the strength of the experienced DEI management team, has the potential to account for a material portion of the NBTY business within 3 to 5 years.

Sales, Marketing and Advertising

      The Company has approximately 1,600 sales associates located throughout the U.S in its Vitamin World stores, 70 associates who sell to NBTY's wholesale distributors and approximately 6,000 network marketing distributors. In addition, NBTY sells through commissioned sales representative organizations. For the fiscal years ended September 30, 1998 and 1999, NBTY spent approximately $32 million and $33 million, respectively, on advertising and promotions including print and media and cooperative advertising. NBTY creates its own advertising materials through a staff of approximately 30 associates. H&B employs an average of 2,500 sales associates in its retail stores. H&B runs advertisements in national newspapers. H&B conducts sales promotions and six times per year by publishing a glossy magazine with articles and promotional materials. The Company expects advertising costs to increase as part of its effort to increase net sales.

Manufacturing, Distribution and Quality Control

      All of the Company's manufacturing is performed in the New York metropolitan area and in Illinois and is conducted in accordance with good manufacturing practice standards promulgated by the United States Food and Drug Administration and other applicable regulatory standards. The Company believes that the capacity of its manufacturing and distribution facilities is adequate to meet the requirements of its current business and will be adequate to meet the requirements of anticipated increases in net sales.

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

      The principal raw materials used in the manufacturing process are vitamins purchased from bulk manufacturers in the United States, Japan and Europe. Raw materials are available from numerous sources. No one supplier accounts for more than 10% of the Company's raw material purchases.

      The Company's manufacturing operations are designed to allow low cost production of a wide variety of products of different quantities, sizes and packaging while maintaining a high level of customer service and quality. Flexible production line change-over capabilities and reduced cycle times allow the Company to respond quickly to changes in manufacturing schedules.

Research and Development

      In 1997, 1998 and 1999, the Company did not expend any significant amounts for research and development of new products.

      Inventory Control. The Company has installed inventory and control systems at its facilities that enable it to track each product as it is received from its supply sources through manufacturing and shipment to its customers. To facilitate this tracking, a significant number of products sold by the Company are bar coded. The Company's inventory control systems report shipping, sales and individual SKU level inventory information. The Company manages the retail sales process by monitoring customer sales and inventory levels by product category. The Company believes that its distribution capabilities enable it to increase flexibility in responding to the delivery requirements of its customers.

      The Company's inventory control systems report purchasing, receiving, shipping, sales and individual SKU level inventory stocking information. Information from the Company's point-of-sale computer system is regularly reviewed and analyzed by the purchasing staff to assist in making merchandise allocation and markdown decisions. The Company uses an automated reorder system to maintain in-stock positions on key items. This system provides management with the information needed to determine the proper timing and quantity of reorders.

      Year 2000. At the present time, the Company believes that its systems are substantially Year 2000 compliant and does not expect Year 2000 issues, if any, to materially affect its products, services, competitive position or financial performance. However, there can be no assurance that this will be the case. Since the ability of third parties with whom the Company transacts business to adequately address their Year 2000 issues is outside the Company's control, there can be no assurance that the failure of such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations (see "Management's Discussion and Analysis - Year 2000).

      Financial Reporting. The Company's financial reporting systems provide management with detailed financial reporting to support management's operating decisions and cost control efforts. This system provides functions such as scheduling of payments, receiving of payments, general ledger interface, vendor tracking and flexible reporting options.

Competition

      The market for nutritional products is highly competitive.
Competition is based primarily on price, quality and assortment of products, customer service, marketing support, and availability of new products. The Company believes it competes favorably in all of these areas.

      The Company's direct competition consists primarily of independent, publicly and privately owned companies and is highly fragmented in terms of both geographical market coverage and product categories. The Company competes in the nutritional area with companies with broader product lines and larger sales volumes.

      There are numerous companies in the vitamin and nutritional supplement industry selling products to retailers, including mass merchandisers, drug store chains, independent drug stores and health food stores. Many companies within the industry are privately held and the Company is unable to precisely assess the size of all of its competitors or where it ranks in comparison to such privately held competitors with respect to sales to retailers.

      With respect to its network marketing organization, the Company believes its primary competition stems from other direct sales companies. The Company competes in the recruitment of independent sales people with other network marketing organizations some of whose product lines compete with the Company's products.

      The Company's products also compete with nationally advertised brand name products. Most of the national brand companies have resources substantially greater than those of the Company.

Compliance with Environmental Laws and Regulations

      The nature of the Company's business has not required any material capital expenditures to comply with Federal, State or local provisions enacted or adopted regulating the discharge of materials into the environment. No material expenditures to meet such provisions are anticipated. Such regulatory provisions have not had any material effect upon the Company's earnings or competitive position.

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

      The over-the-counter pharmaceutical products distributed by the Company are subject to regulation by a number of Federal and State governmental agencies. In particular, the FDA regulates the formulation, manufacture, packaging and labeling of all OTC pharmaceutical products pursuant to a monograph system specifying OTC active drug ingredients that are generally recognized as safe and effective for particular therapeutic conditions. Compliance with applicable FDA monographs is required for the lawful interstate sale of OTC drugs. The FDA has the same above-noted enforcement powers for violations of the FDCA by drug manufacturers as it does for such violations by dietary supplement producers.

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

      The Company is also subject to regulation under various international, state and local laws that include provisions specifying, among other things, the marketing of dietary supplements and the operations of direct sales programs. The Company may be subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations that the Company considers favorable, such as DSHEA, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. These regulations could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional recordkeeping requirements, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's financial position, results of operations and cash flows.

      Government regulations in foreign countries where the company presently operates or plans to commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of the Company's products. Compliance with such foreign governmental regulations is generally the responsibility of the Company's distributors in those countries. These distributors are independent contractors over whom the Company has limited control.

      The Company's products are also subject to regulation by, among other regulatory entities, the Consumer Product Safety Commission (the "CPSC"), the U.S. Department of Agriculture (the "USDA") and the Environmental Protection Agency (the "EPA"). Advertising and other forms of promotion and methods of marketing of the Company's products are subject to regulation by the U.S. Federal Trade Commission (the "FTC"), which regulates these activities under the Federal Trade Commission Act (the "FTCA"). The manufacture, labeling and advertising of the Company's products are also regulated by various state and local agencies as well as those of each foreign country to which the Company distributes its products. Various state agencies regulate network marketing distribution activities.

      The Company may be subject to additional laws or regulations administered by the FDA or other Federal, State or foreign regulatory authorities, the repeal or amendment of laws or regulations which the Company considers favorable, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional recordkeeping requirements, expand documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all such requirements could have a material adverse effect on the Company's results of operations and financial position.

      United Kingdom. In the U.K., the manufacture, advertising, sale and marketing of food products is regulated by a number of government agencies, including the Ministry of Agriculture, Food and Fisheries and the Department of Health. In addition, there are various independent committees and agencies that report to the government, such as the Food Advisory Committee, which suggests appropriate courses of action by the relevant government department where there are areas of concern relating to food, and the Committee of Toxicity, which reports to the Department of Health. The relevant legislation governing the sale of food includes the Food Safety Act of 1990, which sets out general provisions relating to the sale of food.
For example, this law makes it unlawful to sell food that is harmful to human health. In addition, there are various statutory instruments and European Community ("E.C.") regulations governing specific areas such as the use of sweeteners, coloring and additives in food. Trading standards officers under the control of the Department of Trade and Industry also regulate matters such as the cleanliness of the properties on which food is produced and sold.

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

International Operations

     In addition to the U.K., the Company markets its nutritional supplement products through distributors and direct mail in many countries throughout Europe, Asia, America and the Pacific Rim countries.

      The Company's international operations are conducted in a manner substantially the same as those conducted domestically; however, in order to conform to local variations, economic realities, market customs, consumer habits and regulatory environments, differences exist in the products and in the distribution and marketing programs.

      The Company's international operations are subject to many of the same risks faced by the Company's domestic operations. These include competition and the strength of the local economy. In addition, international operations are subject to certain risks inherent in carrying on business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls and the economic and political policies of foreign governments. The importance of these risks increases as the Company's international operations grow and expand. Virtually all of the Company's international operations are affected by foreign currency fluctuations.

Trademarks

      NBTY. NBTY owns trademarks registered with the United States Patent and Trademark Office and many other major jurisdictions throughout the world for its Nature's Bounty, Holland & Barrett, Good'N Natural, American Health, Puritan's Pride, Vitamin World, Natural Wealth and Nutrition Headquarters trademarks, among others, and has rights to use other names essential to its business. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. The Company regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement.

      H&B. H&B owns trademarks registered with the appropriate U.K. authorities for its Holland & Barrett trademark and has rights to use other names essential to its business.

Associates

      NBTY. As of September 30, 1999, NBTY (excluding H&B) employed approximately 4,000 persons, of whom 40 are in executive and administrative capacities, approximately 75 are in sales, approximately 850 are in the Company's Vitamin World stores and the balance are in manufacturing, shipping and packaging. None of the Company's associates are represented by a labor union. The Company believes its relationship with its associates is excellent.

      H&B. During fiscal 1999, H&B employed an average of approximately 2,500 persons, of whom 30 worked in executive or administrative capacities, 60 worked in warehouse and distribution and the balance worked in retail stores. There is no trade union representation at H&B. H&B management believes that its relationship with its associates is excellent.

Item 2.  PROPERTIES

      NBTY. The Company owns a total of approximately 1,300,000 square feet of plant facilities located in Bohemia, New York, Holbrook, New York, Bayport, New York and elsewhere. The Company also leases approximately 75,000 square feet of warehouse space in Ronkonkoma, New York, 10,000 square feet of warehouse space in Southampton, England and approximately 10,000 square feet of warehouse space in Reno, Nevada. The Company leases and operates approximately 400 retail locations under the name Vitamin World in 42 States in the U.S. and Guam. The stores have an average selling area of 1,200 to 1,500 square feet. Generally, the Company leases the properties for three to five years at annual base rents ranging from $12,000 to $94,000 and percentage rents in the event sales exceed a specified amount.

      The following is a listing of all properties owned or leased by the
Company:

                                    Type of                 Approx      Leased        Expiration
      Location                      Facility               Sq. Feet    or Owned        of Lease
--------------------------------------------------------------------------------------------------
UNITED STATES:
--------------
Bohemia, NY               Administration & Production      169,000      Owned
Bohemia, NY               Manufacturing                     80,000      Owned
Bohemia, NY               Manufacturing                     75,000      Owned
Holbrook, NY              Warehouse & Distribution         230,000      Owned
Holbrook, NY              Engineering                       17,000      Owned
Ronkonkoma, NY            Administration &
                          Distribution                     110,000      Owned
Ronkonkoma, NY            Warehouse                         75,000      Leased        October 2005
Bayport, NY               Production                        17,500      Owned
Bayport, NY*              Manufacturing                    131,000      Owned
Reno, NV                  Warehouse                         25,000      Leased        June 2001
Carbondale, IL            Administration & Production       80,000      Owned
Carbondale, IL            Administration                    15,000      Owned
South Plainfield, NJ      Manufacturing                     66,000      Owned
Murphysboro, IL           Manufacturing                     65,000      Owned
South Plainfield, NJ      Warehouse                         40,000      Leased        May 2006

UNITED KINGDOM:
---------------
Southampton               Warehouse                          9,000      Leased        September 2011
Hinckley                  Warehouse & Administration        50,000      Leased        October 2016
Nuneaton                  Administration                     9,000      Leased        June 2012
Burton**                  Administration & Warehouse                    Owned

NBTY currently operates approximately 400 retail stores under the Vitamin World name. The stores have an average selling area of 1,200 square feet. Generally NBTY leases the stores for three to five years at annual base rents ranging from $12,000 to $94,000 and percentage rents in the event sales exceeds a specific amount. Holland & Barrett leases all of the locations of its 423 retail stores for terms varying between 10 and 25 years at varying rents. The stores have an average selling area of 1,200 square feet. No percentage rents are payable.


* Situated on 62 acres owned by the Company which allows for construction of additional facilities, if required.
** Under construction.


Warehousing and Distribution

      The Company dedicated approximately 440,000 square feet to warehousing and distribution in its Long Island, NY; Carbondale, IL; Reno, NV; and Southampton and Hinckley, U.K. facilities.

      The Company's warehouse and distribution centers are efficiently integrated with the Company's order entry systems to enable the Company to ship out mail orders typically within 48 hours of their receipt. Once a customer's telephone order is completed, the Company's computer system forwards the order to the Company's distribution center, where all necessary distribution and shipping documents are printed to facilitate processing. Thereafter, the orders are prepared, picked, packed and shipped continually through the day. The Company operates a proprietary, state-of-the-art, automated picking and packing system for frequently shipped items. The Company is capable of fulfilling 25,000 orders daily. A system of conveyors automatically routes boxes carrying merchandise throughout the distribution center for fulfillment of orders. Completed orders are bar-coded and scanned and the merchandise and ship date are verified and entered automatically into the customer order file for access by sales associates prior to being shipped. The Company ships its orders primarily through the U.S. Postal Service, serving domestic and international markets.

      The Company currently distributes its products from its distribution centers through contact and common carriers in the U.S. and by Company owned trucks in the U.K. Deliveries are made directly to Company owned and operated Vitamin World stores once per week. In addition, the Company ships products overseas by container loads. The Company also operates additional distribution centers in Southampton and Hinckley, U.K. Deliveries are made directly to Company owned and operated Holland & Barrett stores twice per week. The Company is currently in the process of expanding its distribution capacity in the U.K. The Company delivers products to distribution points in the U.S. through contract and common carriers as directed by its retail customers.


Item 3.  LEGAL PROCEEDINGS

      Miscellaneous Claims and Litigations. The Company is involved in miscellaneous claims and litigation, which taken individually or in the aggregate, would not materially impact the Company's financial position, results of operations or its business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On April 12, 1999, at the annual meeting of the shareholders, the following directors were elected for a three year term: Scott Rudolph, Murray Daly, Bud Solk and Nathan Rosenblatt. As of that date, the names of other directors whose terms continue after the meeting were: Arthur Rudolph, Aram Garabedian, Bernard G. Owen, Alfred Sacks, Glenn Cohen, Michael L. Ashner and Michael Slade.


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

                         PRICE RANGE OF COMMON STOCK

      The Common Stock is traded in the over-the-counter market and is included for quotation on the National Association of Securities Dealers National Market System under the trading symbol "NBTY". The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock, as reported on NASDAQ/NMS:

Fiscal year ended September 30, 1999
                                          High        Low
                                          ----        ---
      First Quarter                       10.00       4.38

      Second Quarter                       8.00       4.63

      Third Quarter                        6.88       4.44

      Fourth Quarter                       9.00       5.81

Fiscal year ended September 30, 1998
      First Quarter                        8.46       6.42

      Second Quarter                      20.58      10.67

      Third Quarter                       24.38      14.63

      Fourth Quarter                      23.25       7.31

      On December 10, 1999, the closing sale price of the Common Stock was $9.69. There were approximately 990 record holders of Common Stock as of December 1, 1999. The Company believes that there were in excess of 10,000 beneficial holders of Common Stock as of such date.


Item 6.     SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars and shares in thousands, except per share amounts)

                                                    1995          1996          1997          1998          1999
                                                  ----------------------------------------------------------------

Selected Income Statement Data:
Net sales                                         $250,351      $265,670      $355,336      $572,124      $630,894
Costs & expenses:
  Cost of sales                                    137,254       138,186       177,909       271,233       293,521
  Catalog printing, postage &
   promotion                                        28,307        26,695        27,932        32,176        32,895
  Selling, general &
   administrative                                   67,032        68,414        96,653       190,276       236,367
  Litigation settlement costs                                                    6,368                       4,952
  Merger costs                                                                                 3,528
                                                  ----------------------------------------------------------------
Income from operations                              17,758        32,375        46,474        74,911        63,160
Interest expense, net                               (2,284)       (2,431)       (7,471)      (16,518)      (18,945)
Other, net                                             822         1,430         1,817         3,921         1,388
                                                  ----------------------------------------------------------------
Income before income taxes                          16,296        31,374        40,820        62,314        45,603
Income taxes                                         3,374         9,168        11,694        23,474        18,324
                                                  ----------------------------------------------------------------
Net income                                        $ 12,922      $ 22,206      $ 29,126      $ 38,840      $ 27,279
                                                  ================================================================

Per Share Data:
Net income per common share:
  Basic                                           $   0.21      $   0.35      $   0.45      $   0.59      $   0.39
  Diluted                                         $   0.19      $   0.32      $   0.42      $   0.56      $   0.39
Weighted average common shares
 outstanding  (000):
  Basic                                             62,159        64,197        64,611        65,563        69,640
  Diluted                                           68,695        68,699        68,935        69,847        70,826

Selected Balance Sheet Data:
Working capital                                   $ 45,556      $ 57,559      $ 70,850      $ 89,106      $121,103
Total assets                                       148,187       171,948       571,177       500,457       539,384
Long-term debt, capital lease obligations
 and promissory notes payable, less current
  portion                                           15,683        23,570       341,159       173,531       234,903
Total stockholders' equity                          91,393       107,645       131,291       230,339       223,949


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Background

      NBTY, founded in 1971, is a leading vertically integrated manufacturer, marketer and retailer of a broad line of high quality, value-priced nutritional supplements. NBTY has continued to grow through its marketing practices and through a series of strategic acquisitions. Since 1986, the Company has acquired and integrated 14 companies participating in the direct response, retail and manufacturing of the nutritional supplement sector, including Holland & Barrett in August 1997 and Nutrition Headquarters Group in 1998. In November 1999 the Company signed an agreement to acquire Nutrition Warehouse, Inc., a company operating a mail order business and retail stores.

      In April 1998, NBTY merged a group of affiliated, privately held companies, referred to collectively as Nutrition Headquarters Group, into the Company. In connection with such transaction, the Company issued approximately 8.8 million shares of its Common Stock and incurred merger-related transaction costs of approximately $4 million. Nutrition Headquarters Group includes Nutrition Headquarters, Inc., a mail order VMS company in Cambridge, Massachusetts and Nutro Laboratories, Inc., a South Plainfield, New Jersey-based vitamin manufacturer. The merger of Nutrition Headquarters Group into the Company was accounted for as a pooling of interests and, accordingly, no goodwill was recorded in this transaction. Financial information has been restated to include the results of operations of Nutrition Headquarters Group for all periods presented.

      NBTY markets its multi-branded products through four distribution channels: (i) puritan.com/direct response, (ii) Retail-Company owned and operated Vitamin World retail stores in the U.S. and Company owned and operated Holland & Barrett retail stores in the U.K., (iii) wholesale distribution to drug store chains, supermarkets, discounters, independent pharmacies and health food stores, and (iv) a network marketing program. NBTY's net sales from puritan.com/direct response, retail-U.S, retail-U.K. and wholesale operations were approximately 28%, 17%, 35% and 20%, respectively, for the year ended September 30, 1999. As a result of the Company's efforts to expand its direct to consumer business, wholesale sales, as a percentage of total net sales, decreased from approximately 23% of net sales in fiscal 1998 to approximately 20% for the year ended September 30, 1999.

      The Company recognizes revenue upon shipment or, with respect to its own retail stores, upon the sale of products. Net sales are net of all discounts, allowances, returns and credits. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products, other than two-piece capsule forms. Gross margins are affected by, among other things, changes in the relative sales mix among the Company's four distribution channels. Historically, gross margins from the Company's puritan.com and retail sales have typically been higher than gross margins from wholesale sales.

Results of Operations

      The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:

                                      Fiscal Years Ended September 30,
                                      --------------------------------
                                          1997      1998      1999
                                          ------------------------
Net Sales                                 100%      100%      100%

Costs and Expenses:
  Cost of sales                            50.0      47.4      46.5
  Catalog printing & promotion              7.9       5.6       5.2
  Selling, general & administrative        27.2      33.3      37.5
  Litigation                                1.8       0.0       0.8
  Merger-related costs                      0.0       0.6       0.0
                                          -------------------------

                                           86.9      86.9      90.0
                                          -------------------------

Income from operations                     13.1      13.1      10.0
Interest expense & other, net              (1.6)     (2.2)     (2.8)
                                          -------------------------
Income before income taxes                 11.5      10.9       7.2
Income taxes                                3.3       4.1       2.9
                                          -------------------------
Net Income                                  8.2%       6.8%     4.3%
                                          ==========================

Fiscal Year Ended September 30, 1999 Compared to Year Ended September 30,
1998

      Net Sales. Net sales for fiscal 1999 were $631 million, an increase of $59 million or 10% compared with net sales of $572 million in fiscal 1998. Of the $59 million increase, $37 million was attributable to retail-U.S. sales, $35 million was attributable to retail-U.K. sales, while there were decreases of $1 million in wholesale and $12 million in puritan.com/direct response. During 1999, the Company opened 151 stores which contributed $18 million in increased sales in the U.S. and 8 stores in the U.K. The decrease in sales for puritan.com/direct response was mainly due to the discontinuance of unprofitable sales at Nutrition Headquarters. Internet sales increased 550% to $4 million.

      Cost of Sales. Cost of Sales for fiscal 1999 was $294 million, an increase of $23 million compared with the cost of sales of $271 million for fiscal 1998. As a percentage of sales, gross profit increased to 53.5% for 1999 from 52.6% for 1998. Such increase was due to various factors including: (i) lower manufacturing costs resulting from increased productivity at the Company's manufacturing facilities; (ii) higher percentage of sales direct to the consumer; (iii) increased sales of new products, which typically have higher gross margins; and (iv) generally higher margins on products manufactured by NBTY and sold in H&B stores. The Company's strategy is to continue to increase in-house manufacturing while decreasing the use of outside suppliers in both the U.S. and the U.K. In addition, cost of sales includes a year end adjustment to inventory of $5.4 million, which, is principally the result of the Company utilizing the gross profit method for interim reporting.

      Catalog, Printing, Postage and Promotion. Catalog, printing, postage and promotion expenses were $33 million and $32 million for fiscal 1999 and 1998, respectively. Such costs as a percentage of net sales were 5.2% for 1999 and 5.6% for 1998. The decreased percentage was due to more efficient printing and mailing methods of the Company's catalog operation and increased sales.

      Selling, General and Administrative. Selling, general and administrative expenses for fiscal 1999 were $236 million, an increase of $46 million, compared with $190 million for fiscal 1998. As a percentage of sales, selling, general and administrative expenses were 37.5% and 33.3% in 1999 and 1998, respectively. Of the $46 million increase, $9 million was attributable to rent expense, $17 million to payroll costs, mainly associated with the retail-U.S. expansion program and $6 million was attributable to an increased depreciation expense as a result of the increase in capital expenditures.

      Litigation Settlement Costs and Merger Related Costs. In 1999 the Company incurred $5 million for litigation and settlement costs in connection with terms of the purchase agreement of the 1997 acquisition of Holland & Barrett and in 1998, $4 million for merger related costs for Nutrition Headquarters.

      Interest Expense, Net. Interest expenses was $19 million in fiscal 1999, an increase of $2 million, compared with net interest expense of $17 million in fiscal 1998. The increase in net interest primarily resulted from the increase of long term debt from $171 million in 1998 to $217 million in 1999.

      Income taxes. The Company's effective tax rate was 40.2% in fiscal 1999 and 37.7% in fiscal 1998. Prior to April 1998, Nutrition Headquarters Group was privately held and had subchapter S status and, accordingly, recorded no income tax provisions except for certain minimum taxes.

      Net Income. Net income for fiscal 1999 was $27 million, compared with $39 million in fiscal 1998, a decrease of $12 million.

Fiscal Year Ended September 30, 1998 Compared to Year Ended September 30,
1997

      Net Sales. Net sales for fiscal 1998 were $572 million, an increase of $216 million or 61% compared with net sales of $355 million in fiscal 1997. Of the $216 million increase, $24 million was attributable to direct response, $25 million to retail-U.S. sales, $162 million to retail-U.K. sales and $5 million to wholesale sales. During 1998, the Company's: (i) direct response operations grew 15% as a result of a growing number of names in the Company's mailing list; (ii) retail-U.S. operations grew 61% as a result of continued new store openings and 18% growth in same store sales;
(iii) retail-U.K. operations were presented for the entire fiscal year of 1998 as a result of the acquisition of H&B in August 1997; and (iv) wholesale operations grew 4% as a result of the Company's strategy to focus its efforts on expanding its direct to consumer business. The acquisition of H&B has been accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the financial statements from August 1997, the date of the acquisition. Without H&B, NBTY's total sales would have increased approximately 17%.

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

      Selling, General and Administrative. Selling, general and administrative expenses for fiscal 1998 were $190 million, an increase of $93 million compared with $97 million for fiscal 1997. As a percentage of net sales, selling, general and administrative expenses were 33.3% and 27.2% in 1998 and 1997, respectively. Of the $93 million increase, $28 million was attributable to rent expense associated with H&B retail locations and additional Vitamin World retail stores, $30 million was attributable to payroll costs for H&B and $12 million was attributable to an increase in depreciation and amortization, including $5 million in goodwill resulting from the acquisition of H&B.

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

Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996.

      Net Sales. Net sales for fiscal 1997 were $355 million, an increase of $89 million or 33% compared with net sales of $266 million in fiscal 1996. Of the $89 million increase, $28 million was attributable to puritan.com/direct response, $44 million to retail sales in the U.S. and the U.K. and $17 million to wholesale sales. During this period, the Company's
(i) mail order operations grew 21% as a result of a growing number of names in the Company's mailing list and greater consumer recognition of Puritan's Pride quality and value; (ii) retail-U.S. operations grew 93 % as a result of 23% growth in same store sales and 49 net new store openings; (iii) retail-U.K. operations recorded sales of $24 million as a result of the acquisition of Holland & Barrett in August 1997; and (iv) wholesale operations grew 16%. Without Holland & Barrett, sales would have increased 25%.

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

Liquidity and Capital Resources.

      The Company requires liquidity for capital expenditures and working capital needs, including debt service requirements. Total capital expenditures for the Company were $45.8 million for fiscal 1999, of which approximately $36.8 million was associated with the Company's retail expansion program.

      Working capital increased $32 million to $121 million. The Company believes that the cash flow generated from its operations and amounts available under the Revolving Credit Facility should be sufficient to fund its debt service requirements, working capital needs, anticipating capital expenditures and other operating expenses for the foreseeable future. In April 1999, the Company entered into an amended and restated Credit and Guarantee Agreement ("CGA") which expires September 2003. Under the terms of the CGA, up to $75 million is converted to a five year term loan in April 2000. Virtually all the Company's assets are collateralized under the CGA.

      During fiscal 1999, the Company utilized the CGA to buy back 4,702 shares ($34,438) of its common stock under its stock purchase plan.

      The Company's debt instruments impose certain restrictions on the Company regarding capital expenditures, limit the Company's ability to: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities.

Inflation

      Inflation has not had a significant impact on the Company in the past three years nor is it expected to have a significant impact in the foreseeable future.

Year 2000.

      The Year 2000 problem is a result of software computer programs being written using two digits rather than four to define the applicable year.
The Company recognized, that without corrective action, that the risk that its software programs or computer hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or a miscalculation causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company recognized the need to ensure that its operations will not be adversely impacted by Year 2000 software and hardware failure. The Company developed a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. That plan consisted of four phases: assessment, remediation, testing and implementation, and encompasses internal information technology (IT) systems and non-IT systems, as well as third party exposures.

      The following is a status report of the Company's effort to date:

The Company's State of Readiness

      The Company believes that it has completed the assessment, remediation, testing and IT systems and non-IT systems phases. To the best of its knowledge, management of the Company believes that all U.S. and U.K. production systems and networks are Y2K compliant. The Company retained an outside firm to assist the Company's personnel. It is estimated that the costs of this project are approximately $1 million. With the exception of these consulting fees, other costs to comply with the year 2000 issue have been immaterial.

Third Parties And Their Exposure To The Year 2000

      The Company has requested from a majority of its principal suppliers and vendors written statements regarding their knowledge of and plans for meeting Year 2000 requirements. To date, the Company is not aware of any principal supplier or vendor with a Year 2000 issue that could materially impact the Company's results of operations, liquidity, or capital resources.
 However, the Company has no means of ensuring that external agents will be Year 2000 ready. The Company has numerous alternate suppliers that it could utilize in the event of a problem with any particular supplier.

Risks

      Management of the Company believes that it has an effective program to resolve the Year 2000 issue. The Company has completed all necessary phases of the Year 2000 program. However, there can be no assurance that the Company is risk free of the Year 2000 issue. Principally, certain aspects of the Company's operations are dependent on third parties and their ability to meet Year 2000 requirements. In addition, disruptions in the economy which could result from the Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue, if any, cannot be reasonably estimated at this time.

Recent Financial Accounting Standards Board Statements

      Effective October 1, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments.
it also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 requires comparative information for earlier years to be restated. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information.

      Effective october 1, 1998, the Company also adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. As shown in the consolidated statement of stockholders' equity, comprehensive income includes net income and the effect of translations which are charged or credited to the cumulative translation adjustment.

      In addition, the Company adopted the provisions of Statement of Position No. 98-5, "Reporting on the Cost of Start-Up Activities ("SOP No. 98-5"), for fiscal 1999. SOP No. 98-5 required that all start-up (or pre-opening) activities and organization costs be expensed as incurred. The adoption of SOP No. 98-5 did not have a material impact on the company's results of operations or financial position.


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

      See attached financial statements.  Part IV, Item 14. Exhibits.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.


                                  PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      In connection with the adoption of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", the Company reclassified certain persons who were formerly named as NBTY, Inc. executive officers and re-positioned such persons into the business segment in which each directly functions. Accordingly, such reclassified persons are Officers of a subsidiary or division and are not considered, nor do they function as, an NBTY, Inc. executive officer.

      Set forth below are the names and other relevant information regarding executive officers and directors of the Company as of December 1, 1999. Their stated positions are as follows:

                                                             Year      Commencement
                                                             first     of term of
                                                            elected    office as
Name                     Age      Position                  Director    Officer
-----------------------------------------------------------------------------------
Scott Rudolph            42      Chairman of
                                 the Board, Chief
                                 Executive Officer,
                                 and President               1986          1986

Harvey Kamil             55      Executive Vice
                                 President,
                                 Secretary                   ----          1982

Michael C. Slade         50      Senior Vice President-
                                 Strategic Planning,
                                 Director                    1998          1999

James P. Flaherty        42      Vice President-
                                 Advertising                 ----          1988

William J. Shanahan      41      Vice President-
                                 Data Processing             ----          1988

Arthur Rudolph           71      Director                    1971          1971

Aram Garabedian          64      Director                    1971          ----

Bernard G. Owen          71      Director                    1971          ----

Alfred Sacks             72      Director                    1971          ----

Murray Daly              72      Director                    1971          ----

Glenn Cohen              40      Director                    1988          ----

Bud Solk                 66      Director                    1994          ----

Nathan Rosenblatt        42      Director                    1994          ----

Michael L. Ashner        46      Director                    1998          ----


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

      James P. Flaherty is Vice President of Advertising.  He joined NBTY in
      1979.

      William J. Shanahan is Vice President of Data Processing. He joined NBTY in 1980.

      Michael Slade is the Senior Vice President - Strategic Planning and is the President of the Company's wholly-owned subsidiary, Nutrition Headquarters (Delaware), Inc. He previously was an owner and Chief Executive Officer of that corporation's predecessor before its acquisition by the Company in 1998.

      Arthur Rudolph founded Arco Pharmaceuticals, Inc., NBTY's predecessor, in 1960 and served as NBTY's Chief Executive Officer and Chairman of the Board of Directors since that date until his resignation in September 1993. He remains a member of the Board of Directors and a consultant to the Company. He was responsible for the formation of NBTY in 1971. He is the father of Scott Rudolph.

      Aram Garabedian is, and has been since 1988, a real estate developer in Rhode Island. He was associated with NBTY and its predecessor, Arco Pharmaceuticals, Inc., for 20 years in a sales capacity and as an officer. He has served as a director since 1971.

      Bernard G. Owen has been associated with Cafiero, Cuchel and Owen Insurance Agency, Pitkin, Owen Insurance Agency and Wood-HEW Travel Agency for more than the past 5 years. He currently serves as Chairman of these firms.

      Alfred Sacks has been engaged as President of Al Sacks, Inc., an insurance agency for the past 30 years.

      Murray Daly, formerly a Vice President of J. P. Egan Office Equipment Co., is currently a consultant to the office equipment industry.

      Glenn Cohen is the President of Glenn-Scott Landscaping and Design for more than 5 years.

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


Item 11.    EXECUTIVE COMPENSATION

                         SUMMARY COMPENSATION TABLE


                                                                          Long-Term                  All Other
                                                                     Compensation Awards           Compensation:
Name and                                Annual Compensation       Restricted        Stock          Pension Plan
Principal Position            Year      Salary $      Bonus$       Stock($)       Options #      and 401(k) Plan $
------------------------------------------------------------------------------------------------------------------

Scott Rudolph                 1999      609,600      500,000                       260,000             4,801
Chairman of the Board,        1998      600,008      400,000                     1,050,000             7,672
President and Chief           1997      488,838      350,000                     ---------             4,792
Executive Officer

Harvey Kamil                  1999      304,800      225,000                       250,000             4,801
Executive Vice President      1998      300,000      225,000                       150,000             7,672
Chief Financial Officer       1997      271,611      200,000                       -------             4,592

Michael C. Slade              1999      275,000      -------                       -------             3,312
Senior Vice President         1998      -------      -------                       -------             -----
Strategic Planning            1997      -------      -------                       -------             -----

James Flaherty                1999      174,700       75,000                        20,000             4,801
Vice President                1998      167,500       75,000                        30,000             7,672
Marketing & Advertising       1997      151,000       50,000                        ------             4,792

William Shanahan              1999      152,000       60,000                        20,000             4,801
Vice President                1998      146,000       60,000                        30,000             7,672
Data Processing               1997      140,000       40,000                        ------             4,792

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

      On April 20, 1998, the Company entered into a one-year consulting agreement with Michael C. Slade, one of the former shareholders of Nutrition Headquarters Group. Under the terms of the agreement, as amended, Mr. Slade is the Senior Vice President - Strategic Planning of the Company and the President of Nutrition Headquarters Group subsidiary. He receives an annual compensation of $275,000 renewable at Mr. Slade's option, for up to two additional one-year periods. The agreement also provides for fringe benefits accorded other executives of NBTY.

      Four members of Holland & Barrett's senior executive staff have service contracts, terminable by the Company upon twelve months notice, at annual salaries ranging between approximately $75,000 and $200,000.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Management

      (a)   Security Ownership of Certain Beneficial Owners

Security ownership of persons owning of record, or beneficially, 5% or more of the outstanding Common Stock, as of December 15, 1999. The Company is not aware of any other beneficial holders of 5% or more of the Common Stock.
 All information with respect to beneficial ownership, set forth in the foregoing stock ownership table, is based on information furnished by the shareholder, director or executive officer, or contained in filings made with the Securities and Exchange Commission.

                                             Amount & Nature       Percent
                    Name and Address of      of Beneficial         of
Title of Class      Beneficial Owner         Ownership (1)         Class (1)
----------------------------------------------------------------------------

Common Stock        Scott Rudolph            12,408,058             18.46
Par Value           90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        NBTY, Inc.               2,585,301               3.85
(Par Value          Profit Sharing Plan      Record and
$.008)                                       Beneficial

<F1> Includes shares issuable upon exercise of options held by executive officers and directors.

      (b)   Security Ownership of Management (Directors and Executive
Officers)

                                             Amount & Nature       Percent
                    Name and Address of      of Beneficial         of
Title of Class      Beneficial Owner         Ownership (1)         Class (1)
----------------------------------------------------------------------------
Common Stock        Scott Rudolph(2)         12,408,058             18.46
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        Harvey Kamil             2,281,432               3.39
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        Arthur Rudolph           2,056,893               3.06
(Par value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        Michael Slade            2,137,448               3.18
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        James Flaherty           150,963                  Nil
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        William Shanahan         145,000                  Nil
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        Aram Garabedian          36,000                   Nil
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        Bernard G. Owen          44,400                   Nil
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        Alfred Sacks             60,000                   Nil
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        Murray Daly              58,000                   Nil
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        Glenn Cohen              87,000                   Nil
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        Bud Solk                 50,000                   Nil
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        Nathan Rosenblatt        30,000                   Nil
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        Michael Ashner           55,000                   Nil
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        All Directors &          19,612,182             26.50
(Par Value          Executive Officers       Record and
$.008)              as a group               Beneficial
                    (14 persons)

<F1> Each named person or group is deemed to be the beneficial owner of securities which may be acquired within 60 days through the exercise or conversion of options, if any, and such securities are deemed to be outstanding for the purpose of computing the percentage beneficially owned by such person or group. Such securities are not deemed to be outstanding for the purpose of computing the percentage of class beneficially owned by any person or group. Accordingly, the indicated number of shares includes shares issuable upon exercise of options (including employee stock options) and any other beneficial ownership of securities held by such person or group.
<F2> Includes shares held in a Trust created by Arthur Rudolph for the benefit of Scott Rudolph and others.
<F3> Includes 530,847 shares held in a Trust created for the benefit of Mr.
Slade's wife.

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

Vesting

      Once an associate is eligible, a portion of the stock in his or her account becomes "vested" each year, as follows:

Number of Years      Percentage of Shares
  of Service           earned each year
-----------------------------------------
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

      During the fiscal year ended September 30, 1999, the following transactions occurred:

      A. Gail Radvin, Inc., a corporation wholly-owned by Gail Radvin, received commissions from the Company totalling $432,886.48 on account of sales in certain foreign countries and had trade receivable balances of approximately $2.2 million as of September 30, 1999. Gail Radvin is the sister of Arthur Rudolph (a director) and the aunt of Scott Rudolph (Chairman and President).

      B. Chase/Ehrenberg & Rosene, Inc., a company partly owned by Bud Solk, a director, placed advertising for the Company and received commissions of $163,923.67.

      C. Glenn-Scott Landscaping & Design, a company owned by Glenn Cohen, a director, performed landscaping and maintenance on the Company's properties and received $81,477.96 in compensation.

      D. Arthur Rudolph, a director, has been retained under a Consulting Agreement, at an annual fee of $400,000, payable monthly, which Agreement expires on December 31, 2000.


                                   PART IV


Item 14.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

      (a) The following documents are filed as a part of this report     Page
                                                                        Number
                                                                        ------

1.    Financial Statements

      Report of Independent Accountants                                     F-1

      Consolidated Balance Sheets as of
      September 30, 1999 and 1998                                           F-2

      Consolidated Statements of Income for the years
      ended September 30, 1999, 1998 and 1997                               F-3

      Consolidated Statements of Stockholders' Equity
      for the years ended September 30, 1999, 1998 and 1997                 F-4

      Consolidated Statements of Cash Flows for the years
      ended September 30, 1999, 1998 and 1997                               F-5 to F-6

      Notes to Consolidated Financial Statements                            F-7 to F-22

NBTY, Inc. and Subsidiaries
Consolidated Financial Statements
For the Years Ended
September 30, 1999, 1998 and 1997

Item 8 Financial Statements and Supplementary Data
--------------------------------------------------


                      Report of Independent Accountants


To the Board of Directors and Stockholders of NBTY, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 35 present fairly, in all material respects, the financial position of NBTY, Inc. and Subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 35 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United
States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



New York, New York
November 15, 1999

NBTY, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 1999 and 1998 (Dollars and shares in thousands)


                                                                                  1999         1998

                                  ASSETS:
Current assets:
  Cash and cash equivalents                                                     $ 18,269     $ 14,308
  Accounts receivable, less allowance for doubtful accounts of
   $1,248 in 1999 and $1,045 in 1998                                              24,336       23,433
  Inventories                                                                    135,466      119,607
  Deferred income taxes                                                            3,250        2,994
  Prepaid expenses and other current assets                                       19,243       13,614
                                                                                ---------------------

      Total current assets                                                       200,564      173,956

Property, plant and equipment, net                                               189,562      166,335
Intangible assets, net                                                           141,410      152,426
Other assets                                                                       7,848        7,740
                                                                                ---------------------

      Total assets                                                              $539,384     $500,457

                                                                                =====================
                   LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Current portion of long-term debt and capital lease obligations               $  1,799     $  1,218
  Accounts payable                                                                45,366       50,389
  Accrued expenses                                                                32,296       33,243
                                                                                ---------------------

      Total current liabilities                                                   79,461       84,850

Long-term debt                                                                   217,136      171,230
Obligations under capital leases                                                   2,372        2,106
Deferred income taxes                                                             12,233        8,203
Other liabilities                                                                  4,233        3,729
                                                                                ---------------------

      Total liabilities                                                          315,435      270,118
                                                                                ---------------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.008 par;  authorized 175,000 shares in 1999 and
   75,000 shares in 1998; issued 66,096 shares in 1999 and 72,714 shares in
   1998 and outstanding 66,096 shares in 1999 and 68,203 shares in 1998              529          582
  Capital in excess of par                                                       106,332      115,661
  Retained earnings                                                              111,792      105,989
                                                                                ---------------------
                                                                                 218,653      222,232
  Less, 4,511 treasury shares at cost in 1998                                                  (3,206)
  Stock subscriptions receivable                                                    (839)
  Accumulated other comprehensive earnings                                         6,135       11,313
                                                                                ---------------------
      Total stockholders' equity                                                 223,949      230,339
                                                                                ---------------------

      Total liabilities and stockholders' equity                                $539,384     $500,457
                                                                                =====================

See notes to consolidated financial statements.


NBTY, Inc. and Subsidiaries
Consolidated Statements of Income
Years ended September 30, 1999, 1998 and 1997
(Dollars and shares in thousands, except per share amounts)

                                                  1999         1998         1997

Net sales                                       $630,894     $572,124     $355,336
                                                ----------------------------------

Costs and expenses:
  Cost of sales                                  293,521      271,233      177,909
  Catalog printing, postage and promotion         32,895       32,176       27,932
  Selling, general and administrative            236,367      190,276       96,653
  Litigation settlement costs                      4,952                     6,368
  Merger related costs                                          3,528
                                                ----------------------------------
                                                 567,735      497,213      308,862
                                                ----------------------------------

Income from operations                            63,159       74,911       46,474
                                                ----------------------------------

Other income (expense):
  Interest, net                                  (18,945)     (16,518)      (7,471)
  Miscellaneous, net                               1,388        3,921        1,817
                                                ----------------------------------
                                                 (17,557)     (12,597)      (5,654)
                                                ----------------------------------

Income before income taxes                        45,602       62,314       40,820

Income taxes                                      18,323       23,474       11,694
                                                ----------------------------------

      Net income                                $ 27,279     $38,840      $ 29,126
                                                ==================================

Net income per share:
  Basic                                         $   0.39     $  0.59      $   0.45
  Diluted                                       $   0.39     $  0.56      $   0.42

Weighted average common shares outstanding:
  Basic                                           69,640      65,563        64,611
  Diluted                                         70,826      69,847        68,935

See notes to consolidated financial statements.


NBTY, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years ended September 30, 1999, 1998 and 1997
(Dollars and shares in thousands)

                                                   Common Stock                            Treasury Stock
                                                 -----------------   Capital             -------------------
                                                 Number of          in Excess  Retained  Number of
                                                  Shares    Amount   of Par    Earnings   Shares     Amount

Balance, September 30, 1996                        23,004    $184   $ 56,260   $ 54,433     1,487   $ (2,648)
Net income for year ended September 30, 1997                                     29,126
S corporation distributions                                                      (8,360)
Exercise of stock options                              37       1         33
Tax benefit from exercise of stock options                               257
Repayment of stock subscriptions
 receivable for options exercised
Stock tendered as payment for options exercised                                                16       (558)
Foreign currency translation adjustment
                                                  ----------------------------------------------------------

Balance, September 30, 1997                        23,041     185     56,550     75,199     1,503     (3,206)

Net income for year ended September 30, 1998                                     38,840
S corporation distributions                                                      (8,050)
Exercise of stock options                              44                 40
Three-for-one stock split effected in the form
 of a 200% stock dividend                          46,169     369       (369)               3,008
Exercise of stock options                              10                  3
Tax benefit from exercise of stock options                               611
Public offering of common stock                     3,450      28     58,826
Foreign currency translation adjustment
                                                  ----------------------------------------------------------

Balance, September 30, 1998                        72,714     582    115,661    105,989     4,511     (3,206)

Net income for year ended September 30, 1999                                     27,279
Purchase of treasury shares, at cost                                                        5,702    (34,438)
Treasury stock retired                            (10,213)    (82)   (16,086)   (21,476)  (10,213)    37,644
Exercise of stock options                           3,595      29        888
Tax benefit from exercise of stock options                             5,869
Foreign currency translation adjustment
                                                  ----------------------------------------------------------

Balance, September 30, 1999                        66,096    $529   $106,332   $111,792
                                                  ==========================================================

                                                                   Accumulated
                                                                      Other
                                                       Stock      Comprehensive      Total          Total
                                                   Subscriptions     Income      Stockholders'  Comprehensive
                                                    Receivable       (Loss)         Equity         Income

Balance, September 30, 1996                           $(584)                       $107,645
Net income for year ended September 30, 1997                                         29,126        $29,126
S corporation distributions                                                          (8,360)
Exercise of stock options                                                                34
Tax benefit from exercise of stock options                                              257
Repayment of stock subscriptions
 receivable for options exercised                        96                              96
Stock tendered as payment for options exercised         488                             (70)
Foreign currency translation adjustment                              $ 2,563          2,563          2,563
                                                      ----------------------------------------------------

Balance, September 30, 1997                               -            2,563        131,291        $31,689
                                                                                                   =======
Net income for year ended September 30, 1998                                         38,840        $38,840
S corporation distributions                                                          (8,050)
Exercise of stock options                                                                40
Three-for-one stock split effected in the form
 of a 200% stock dividend
Exercise of stock options                                                                 3
Tax benefit from exercise of stock options                                              611
Public offering of common stock                                                      58,854
Foreign currency translation adjustment                                8,750          8,750          8,750
                                                      ----------------------------------------------------

Balance, September 30, 1998                               -           11,313        230,339        $47,590
                                                                                                   =======
Net income for year ended September 30, 1999                                         27,279        $27,279
Purchase of treasury shares, at cost                                                (34,438)
Treasury stock retired                                                                    -
Exercise of stock options                              (839)                             78
Tax benefit from exercise of stock options                                            5,869
Foreign currency translation adjustment                               (5,178)        (5,178)        (5,178)
                                                      ----------------------------------------------------

Balance, September 30, 1999                           $(839)         $ 6,135       $ 223,949       $22,101
                                                      ====================================================

See notes to consolidated financial statements.


NBTY, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended September 30, 1999, 1998 and 1997
(Dollars in thousands)

                                                                            1999          1998          1997

Cash flows from operating activities:
  Net income                                                              $ 27,279     $  38,840     $  29,126
  Adjustments to reconcile net income to net cash provided by operating activities:
    Gain on sale of product line                                                          (2,563)
    (Gain) loss on disposal/sale of property, plant and equipment              401           587          (194)
    Depreciation and amortization                                           29,228        22,059         9,627
    Amortization of deferred financing costs                                   683           704
    Amortization of bond discount                                              124           119
    Allowance for doubtful accounts                                             11            38           197
    Deferred income taxes                                                    2,892         2,139        (2,750)
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                                   11,155        (2,673)       (4,841)
      Inventories                                                          (16,785)      (31,890)      (20,877)
      Prepaid real estate tax, catalog costs and other current assets       (7,870)        5,178        (4,461)
      Other assets                                                           1,323         2,938            36
      Accounts payable                                                     (16,588)       (1,133)       14,586
      Accrued expenses                                                       7,062        (3,351)       14,553
      Other liabilities                                                                    1,240         1,500
                                                                          ------------------------------------
        Net cash provided by operating activities                           38,915        32,232        36,502
                                                                          ------------------------------------

Cash flows from investing activities:
  Increase in intangible assets                                               (513)       (7,171)       (1,843)
  Purchase of property, plant and equipment                                (45,810)      (68,044)      (23,712)
  Proceeds from sale of property, plant and equipment                                        493           293
  Proceeds from sale of short-term investments                                             8,362         2,662
  Proceeds from sale of product line                                                       4,640
  Receipt of payments on notes from sale of direct mail
   cosmetics business                                                                                    1,047
  Cash from acquisition                                                                                  5,580
  Other                                                                                                   (263)
                                                                          ------------------------------------
        Net cash used in investing activities                              (46,323)      (61,720)      (16,236)
                                                                          ------------------------------------

Cash flows from financing activities:
  Net proceeds under line of credit agreement                               46,193         8,000
  Proceeds from bond offering, net of discount                                                         148,763
  Proceeds from public offering, less expenses                                            58,854
  Cash held in escrow                                                                    144,262      (144,262)
  Bond issue costs                                                                                      (5,575)
  Borrowings under long-term debt agreements                                                                99
  Principal payments under long-term debt agreements
   and capital leases                                                       (1,365)       (8,012)       (3,628)
  Purchase of treasury stock                                               (34,438)                        (70)
  Proceeds from stock options exercised                                         78            43            34
  Distributions to stockholders                                                           (8,050)       (8,360)
  Repayment of promissory note                                                          (169,909)
  Repayment of stock subscriptions receivable                                                               96
                                                                          ------------------------------------
        Net cash provided by (used in) financing activities                 10,468        25,188       (12,903)
                                                                          ------------------------------------

Effect of exchange rate changes on cash and cash equivalents                   901        (1,654)           85
                                                                          ------------------------------------

Net increase (decrease) in cash and cash equivalents                         3,961        (5,954)        7,448

Cash and cash equivalents at beginning of year                              14,308        20,262        12,814
                                                                          ------------------------------------

Cash and cash equivalents at end of year                                  $ 18,269     $  14,308     $  20,262
                                                                          ====================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                $  9,328     $  19,852     $   3,568
  Cash paid during the period for income taxes                            $  7,779     $  18,105     $  14,206

Non-cash investing and financing information:

In connection with the acquisition of Holland & Barrett Holdings Ltd., on August 6, 1997, the Company issued two promissory notes aggregating $170,000 as consideration for the purchase of capital stock. Such notes were paid in October 1997 from the cash held in escrow at September 30, 1997.

During fiscal 1999, options were exercised with 3,595 shares of common stock issued to certain officers and directors for $78 and interest bearing notes aggregating $839. As a result of the exercise of these options, the Company is entitled to a tax benefit of approximately $5,869 which has been recorded as an increase to capital in excess of par and a reduction in taxes currently payable.

During fiscal 1998 and 1997, options were exercised with shares of common stock issued to certain officers and directors. Accordingly, tax benefits of approximately $611 and $257 for the years ended September 30, 1998 and 1997, respectively, were recorded as increases in capital in excess of par and reductions in taxes currently payable. In addition, during fiscal 1997, common stock was surrendered to the Company in satisfaction of $488 of the stock subscriptions outstanding at September 30, 1996.

During fiscal 1999, the Company entered into a capital lease agreement for computer hardware approximating $1,600.

See notes to consolidated financial statements.


NBTY, Inc. and Subsidiaries
Notes to Financial Statements
(In thousands, except per share amounts)

1.    Business Operations and Summary of Significant Accounting Policies:

      Business operations

      The Company (as defined below) manufactures and sells vitamins, food supplements and health and beauty aids primarily in the United States and the United Kingdom. The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Environmental Protection Agency and the United States Postal Service.

      Within the United Kingdom, the manufacturing, advertising, sales and marketing of food products is regulated by a number of governmental agencies, including the Ministry of Agriculture, Fisheries and Food, the Department of Health, the Food Advisory Committee and the Committee on Toxicity.

      Principles of consolidation and basis of presentation

      The consolidated financial statements of NBTY, Inc. and Subsidiaries ("NBTY") have been prepared to give retroactive effect to the merger between Nutrition Headquarters, Inc., Lee Nutrition, Inc. and Nutro Laboratories, Inc. (collectively, the "Nutrition Headquarters Group" and with NBTY collectively, the "Company"), which has been accounted for as a pooling of interests. On April 20, 1998, Nutrition Headquarters Group was merged with and into NBTY. Under terms of the merger agreement, each share of Nutrition Headquarters Group common stock was exchanged for approximately 30 shares of NBTY's common stock with approximately 8,772 shares of NBTY's common stock exchanged for all the outstanding stock of Nutrition Headquarters Group.

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

      Revenue recognition

      The Company recognizes revenue upon shipment or, with respect to its own retail store operations, upon the sale of products. The Company has no single customer that represents more than 10% of annual net sales or accounts receivable as of and for the years ended September 30, 1999, 1998 and 1997.

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

      Inventories

      Inventories are stated at the lower of cost or market. Cost is determined on the weighted average method which approximates first-in, first-out basis. The cost elements of inventory include materials, labor and overhead. In fiscal 1999 and 1998, no one supplier provided more than 10% of purchases; however, one supplier provided approximately 12% of the Company's purchases in fiscal 1997.

      Prepaid catalog costs

      Mail order production and mailing costs are capitalized as prepaid catalog costs and charged to expense over the catalog period, which typically approximates three months.

      Advertising

      All media and cooperative advertising costs are generally expensed as incurred. Total expenses relating to advertising and promotion for fiscal 1999, 1998 and 1997 were $13,323, $16,356 and $19,782, respectively. Included in prepaid expenses and other current assets is approximately $1,185 and $2,000 relating to prepaid advertising at September 30, 1999 and 1998, respectively.

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

      The Company follows the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." This statement requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The application of this statement had no impact on the Company's financial position as of September 30, 1999 and 1998 or its results of operations for the years then ended.

      Foreign currency

      The financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders' equity.

      Income taxes

      The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

      New accounting standards

      Effective October 1, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 requires comparative information for earlier years to be restated. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information.

      Effective October 1, 1998, the Company also adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. As shown in the consolidated statements of stockholders' equity, comprehensive income includes net income and the effect of translations which are charged or credited to the cumulative translation adjustment.

      In addition, the Company adopted the provisions of Statement of Position No. 98-5, "Reporting on the Cost of Start-Up Activities ("SOP No. 98-5"), for fiscal 1999. SOP No. 98-5 requires that all start-up (or pre-opening) activities and organization costs be expensed as incurred. The adoption of SOP No. 98-5 did not have a material impact on the Company's results of operations or financial position.

2.    Acquisitions:

On May 18, 1999, the Company acquired Dynamic Essentials, Inc. ("DEI"), a network marketer and distributor of nutritional supplements and skin care products for approximately $1,000 in cash.

In fiscal 1998, the Company acquired certain assets, principally mail order databases, of three privately held vitamin mail order companies: Home Health Products, Inc., Barth-Spencer Corporation and Darby Health Group, Inc. for an aggregate $7,800 in cash. The mail order databases of the acquired operations have been incorporated into NBTY's mail order customer base to increase the number of active customers.

3.    Divestitures:

In April 1998, the Company sold certain assets of its cosmetic pencil operation for approximately $6,000, of which $4,500 was paid in cash with additional payments aggregating $1,500 to be paid over the ensuing three years. The cosmetic pencil business, which had insignificant operations in fiscal 1998, had sales of approximately $1,900 and an operating loss of approximately $800 in fiscal 1997. The gain on such sale of approximately $2,600 is included in other income in the consolidated statements of income for the year ended September 30, 1998.

4.    Inventories:

                                   September 30,
                                ------------------
                                1999          1998
                                ----          ----

Raw materials                 $ 47,212      $ 45,670
Work-in-process                  4,904         5,243
Finished goods                  83,350        68,694
                              ----------------------

                              $135,466      $119,607
                              ======================

5.    Property, Plant and Equipment:

                                                                            Depreciation
                                                        September 30,     and Amortization
                                                    ----------------------
                                                      1999          1998       Period

Land                                                $ 14,719      $  6,743
Buildings and leasehold improvements                  64,388        64,583      5-40
Machinery and equipment                               70,801        76,985      3-10
Furniture and fixtures                                96,347        67,482      5-10
Transportation equipment                               4,237         2,611        4
Computer equipment                                    26,541        15,677        5
                                                    ----------------------

                                                     277,033       234,081
Less accumulated depreciation and amortization        87,471        67,746
                                                    ----------------------
                                                    $189,562      $166,335
                                                    ======================

Depreciation and amortization of property, plant and equipment for the years ended September 30, 1999, 1998 and 1997 was approximately $22,177, $15,952 and $8,363, respectively.

Property, plant and equipment includes approximately $4,803 and $4,020 for assets recorded under capital leases for fiscal 1999 and 1998, respectively. Accumulated amortization of these capital leases for the years ended September 30, 1999 and 1998 was approximately $1,528 and $1,268, respectively.

Included in property, plant and equipment at September 30, 1998 is approximately $944 of interest costs capitalized in connection with the construction of a softgel facility.

6.    Intangible Assets:

Intangible assets, at cost, acquired at various dates are as follows:

                                                        September 30,        Amortization
                                                    ----------------------
                                                      1999          1998        Period

Goodwill                                            $142,889      $147,266      20-40
Customer lists                                        19,867        19,867       6-15
Trademark and licenses                                 1,472         1,201       2-3
Covenants not to compete                               1,305         1,305       5-7
                                                    ----------------------
                                                     165,533       169,639
Less accumulated amortization                         24,123        17,213
                                                    ----------------------

                                                    $141,410      $152,426
                                                    ======================

Amortization included in the consolidated statements of income under the caption "selling, general and administrative expenses" in 1999, 1998 and 1997 was approximately $7,051, $6,107 and $1,264, respectively.

7.    Accrued Expenses:

                                       September 30,
                                    --------------------
                                      1999         1998

Payroll and related taxes           $ 6,453      $ 4,566
Customer deposits                     4,838        4,002
Accrued purchases and interest        3,081        2,785
Income taxes payable                  5,566        9,666
Other                                12,358       12,224
                                    --------------------
                                    $32,296      $33,243
                                    ====================

8.    Long-Term Debt:

                                                                       September 30,
                                                                     ------------------
                                                                     1999          1998

Senior debt:
8-5/8% Senior subordinated notes due 2007, net of
unamortized discount of $995 in 1999 and $1,119 in 1998 (a)      $149,005        $148,881
Note payable due in monthly payments of $9, including
interest at 8%, maturing March 2001                                   683             318
Mortgages:
First mortgage payable in monthly principal and interest
(10.375%) installments (b)                                          7,010            7,171
First mortgage payable in monthly principal and interest
(9.73%) installments of $25, maturing in November 2009              1,963            2,071
First mortgage payable in monthly principal and interest
(7.375%) installments of $55 through 2011                           5,218            5,442
Credit and Guarantee Agreement (c)                                 54,000            8,000
                                                                 -------------------------
                                                                  217,879          171,883
Less current portion                                                  743              653
                                                                 -------------------------
                                                                 $217,136         $171,230
                                                                 =========================

<Fa>  The 8-5/8% Senior Subordinated Notes (the "Notes") are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company. The Notes provide for the payment of interest semi-annually at the rate of 8-5/8% per annum.

<Fb>  The Company maintains a first mortgage, collateralized by the underlying building, issued through the Town of Islip, New York Industrial Development Agency. The taxable bond, held by an insurance company, has monthly principal and interest payments of $75 for ten years through 2000, with a final payment of $6,891 in September 2000. The Company intends to repay the outstanding mortgage during fiscal 2000 with long-term borrowing available under its Credit and Guarantee Agreement, and, as such, continues to classify the balloon payment as noncurrent.

<Fc>  In April 1999, the Company entered into an amended and restated
      Credit and Guarantee Agreement ("CGA"), formerly the Revolving Credit Agreement, which expires September 30, 2003. The borrowing limit provided under the terms of the CGA increased from $60,000 to $135,000. The CGA provides borrowings for working capital, general corporate purposes and acquisition of the Company's securities.
      Under the terms of the CGA, $75,000 is converted to a five-year term loan in April 2000. The CGA provides that loans be made under a selection of rate formulas, including prime or Euro currency rates (7.37% at September 30, 1999). Virtually all of the Company's assets are collateralized under the CGA and subject to normal banking terms and conditions and the maintenance of various financial ratios and covenants. During fiscal 1999, the Company utilized these funds for working capital and to buy back 5,702 shares ($34,438) of its common stock under its stock purchase plan.

Required principal payments of long-term debt are as follows:

Years ending
September 30,

2000                                      $    743
2001                                           699
2002                                           518
2003                                         7,431
2004                                        54,585
Thereafter                                 153,903
                                          --------
                                          $217,879
                                          ========

In 1997, the Company recorded a loss of $2,265 in connection with an interest rate lock for the purchase of Holland & Barrett Holdings Ltd., which was settled on October 28, 1997.

9.    Capital Lease Obligations:

The Company enters into various capital leases for machinery and equipment which provide the Company with bargain purchase options at the end of such lease terms. Future minimum payments under capital lease obligations as of September 30, 1999 are as follows:

Years ending
September 30,

2000                                         $1,195
2001                                          1,195
2002                                          1,144
2003                                            142
2004                                              -
                                             ------
                                              3,676
Less, amount representing interest              248
Present value of minimum lease payments
                                             ------
 (including $1,056 due within one year)      $3,428
                                             ======

10.   Income Taxes:

Provision (benefit) for income taxes consists of the following:

                                      Year ended September 30,
                                 ---------------------------------
                                   1999         1998         1997

Federal
  Current                        $ 6,214      $16,398      $14,207
  Deferred                         2,810        2,596       (2,530)

State
  Current                            639        1,686        1,426
  Deferred                           289          267         (220)

Foreign provision (benefit)        8,371        2,527       (1,189)
                                 ---------------------------------

Total provision                  $18,323      $23,474      $11,694
                                 =================================

The following is a reconciliation of the income tax expense computed using the statutory Federal income tax rate to the actual income tax expense and its effective income tax rate.

                                                         Year ended September 30,
                                          ------------------------------------------------------------------
                                                 1999                    1998                    1997
                                          ------------------------------------------------------------------
                                                      Percent                 Percent                 Percent
                                                     of pretax               of pretax               of pretax
                                           Amount     income       Amount     income       Amount     income

Income tax expense at statutory rate      $15,961      35.0%      $21,810      35.0%      $14,287      35.0%
State income taxes, net of federal
 income tax benefit                         1,642       3.6%        2,243       3.6%          857       2.1%
S corporation earnings not subject
 to income taxes (a)                                               (2,988)     (4.8%)      (4,236)    (10.4%)
Amortization of goodwill                                            2,155       4.7%        2,155       3.5%
Other, individually less than 5%           (1,435)     (3.1%)         254       0.5%          786       1.9%
                                          ------------------------------------------------------------------
                                          $18,323      40.2%      $23,474      37.8%      $11,694      28.6%
                                          ==================================================================

<FA>  Prior to the merger, Nutrition Headquarters Group had been treated as an S corporation for Federal and state tax purposes. Accordingly, taxable income had previously been reported to the individual stockholders for inclusion in their respective income tax returns with no provision for these taxes, other than certain minimum taxes, included in its financial statements.

The components of deferred tax assets and liabilities are as follows:

                                                                  1999          1998

Deferred tax assets:
  Current:
    Inventory capitalization                                    $    455       $   324
    Accrued expenses and reserves not currently deductible         2,395         2,270
    Tax credits                                                      400           400
                                                                ----------------------
      Total current                                                3,250         2,994
                                                                ----------------------
  Noncurrent:
    Intangibles                                                     (347)           67
    Reserves not currently deductible                                653           653
                                                                ----------------------
      Total noncurrent                                               306           720
                                                                ----------------------

Deferred tax liabilities:
Property, plant and equipment                                    (12,539)       (8,923)
                                                                ----------------------

Net noncurrent                                                  $(12,233)      $(8,203)
                                                                ======================

11.   Commitments:

Operating Leases

The Company conducts retail operations under operating leases which expire at various dates through 2020. Some of the leases contain renewal options and provide for contingent rent based upon sales plus certain tax and maintenance costs.

Future minimal rental payments for retail locations and other leases that have initial or noncancelable lease terms in excess of one year at September 30, 1999 are as follows:

Years ending
September 30,

2000                           $ 39,785
2001                             38,205
2002                             36,478
2003                             33,895
2004                             29,138
Thereafter                       10,752
                               --------
                               $188,253
                               ========

Operating lease rental expense, including real estate tax and maintenance costs, and leases on a month to month basis were approximately $44,299, $31,562 and $7,852 for the years ended September 30, 1999, 1998 and 1997, respectively.

Purchase commitments

The Company was committed to make future purchases under various purchase order arrangements with fixed price provisions aggregating approximately $23,034 at September 30, 1999.

Capital commitments

The Company had approximately $16,000 in open capital commitments at September 30, 1999, primarily related to a manufacturing facility as well as to computer hardware and software.

Employment and consulting agreements

The Company has employment agreements with two of its officers. The agreements, which expire in January 2004, provide for minimum salary levels, including cost of living adjustments, and also contain provisions regarding severance and changes in control of the Company. The commitment for salaries as of September 30, 1999 was approximately $914 per year. Effective April 20, 1998, the Company entered into an employment agreement with a former stockholder and officer of Nutrition Headquarters Group who is currently an officer and director of the Company. Such agreement is for a one-year term, subject to extension at the sole option of the officer for two additional one-year terms, and requires an annual payment of $275.
The Company maintains a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, a director of the Company. The agreement provides services through December 31, 2000 with the consulting fee fixed by the Board of Directors of the Company, provided that in no event will the consulting fee be at a rate lower than $400 per year, payable monthly, with certain fringe benefits accorded to other executives of the Company.

12.   Earnings Per Share:

Basic earnings per share ("EPS") computations are calculated utilizing the weighted average number of common shares outstanding during the fiscal years. Diluted EPS include the weighted average number of common shares outstanding and the effect of common stock equivalents. The following is a reconciliation between the basic and diluted EPS:

                                                               Year ended September 30,
                                                           ---------------------------------
                                                            1999         1998         1997
Numerator:
  Numerator for basic EPS - income available to
   common stockholders                                     $27,279      $38,840      $29,126
                                                           ---------------------------------
  Numerator for dilutive EPS - income available to
   common stockholders                                     $27,279      $38,840      $29,126
                                                           ---------------------------------
Denominator:
  Denominator for basic EPS - weighted-average shares       69,640       65,563       64,611
  Effect of dilutive securities:
    Stock options                                            1,186        4,284        4,324
                                                           ---------------------------------
  Denominator for diluted EPS - weighted-average shares     70,826       69,847       68,935
                                                           =================================
Net EPS:
  Basic EPS                                                $  0.39      $  0.59      $  0.45
                                                           =================================

  Diluted EPS                                              $  0.39      $  0.56      $  0.42
                                                           =================================

13.   Stock Option Plans:

The Board of Directors approved the issuance of 6,660 non-qualified options on September 23, 1990, exercisable at $0.21 per share, which terminate on September 23, 2000. In addition, on March 11, 1992, the Board approved the issuance of an aggregate of 5,400 non-qualified stock options to directors and officers, exercisable at $0.31 per share and expiring on March 10, 2002. During fiscal 1999, the Board approved the issuance of 3,000 options expiring at varying dates in 2008 and 2009 with exercise prices ranging from $4.75 to $6.19 per share. The exercise price of each of the aforementioned issuances was at or in excess of the market price at the date such options were granted. Stock options granted under the plans generally become exercisable on grant date and have a maximum term of ten years.

During fiscal 1999, options were exercised with 3,595 shares of common stock issued to certain officers and directors for $78 and interest bearing notes aggregating $839. As a result of the exercise of those options, the Company will receive a compensation deduction for tax purposes of approximately $15,049. Accordingly, a tax benefit of approximately $5,869 was credited to capital in excess of par.

During fiscal 1998, options were exercised with 142 shares of common stock issued to certain directors for $43. As a result of the exercise of those options, the Company will receive a compensation deduction for tax purposes of approximately $1,652. Accordingly, a tax benefit of approximately $611 was credited to capital in excess of par.

During fiscal 1997, options were exercised with 37 shares of common stock issued prior to the aforementioned stock split to certain officers and a director for $23. As a result of the exercise of those options, the Company will receive a compensation deduction for tax purposes of approximately $643 and a tax benefit of approximately $257 which was credited to capital in excess of par.

A summary of stock option activity is as follows:

                                                     1999                  1998                 1997
                                             --------------------------------------------------------------
                                                         Weighted   Weighted   Weighted
                                                         average    average    average
                                              Number     exercise   Number     exercise  Number     exercise
                                             of shares    price    of shares    price   of shares    price

Outstanding at beginning of year               4,316      $ .26      4,458      $.25      4,569      $.25
Exercised                                      3,596        .26        142       .31        111       .31
Granted                                        3,000       5.55
                                             ------------------------------------------------------------

Outstanding at end of year                     3,720      $4.53      4,316      $.26      4,458      $.25
                                             ============================================================

Exercisable at end of year                     3,650      $4.53      4,316      $.26      4,458      $.25
                                             ============================================================

Fair value of options granted during year                 $3.11
                                             ============================================================

As of September 30, 1999, the weighted average remaining contractual life of outstanding options was 7.5 years.

The following table summarizes information about stock options outstanding at September 30, 1999:

            Options Outstanding                     Options Exercisable
------------------------------------------------------------------------------
                                              Weighted                Weighted
                                 Remaining    Average                 Average
   Range of         Shares      Contractual   Exercise     Shares     Exercise
Exercise Prices   Outstanding      Life        Price     Exercised     Price

$0.31                  720        2 years      $0.31          720      $0.31
$4.75 - $5.84        3,000        9 years      $5.55        2,930      $5.56
                     -----                                  -----
                     3,720                                  3,650
                     -----                                  -----

The fair value of options granted during fiscal 1999 has been estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions: no dividend yield; expected volatility of 65%; a risk-free interest rate of 6%; and a weighted average expected life of 4.8 years.

The Company applies APB Opinion 25 and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized. Had compensation cost been determined based upon the fair value of the stock options at grant date, consistent with the method under SFAS No. 123, the Company's net income and earnings per share for fiscal 1999 would have been reduced to the following pro forma amounts indicated:

Net income attributable to common stockholders as reported       $27,279
                                                                 -------
Pro forma net income                                              21,676
                                                                 -------
Basic EPS as reported                                                .39
                                                                 -------
Diluted EPS as reported                                              .39
                                                                 -------
Pro forma basic EPS                                                  .31
                                                                 -------
Pro forma diluted EPS                                            $   .31
                                                                 -------

During 1999, the Company granted 70 restricted options to eligible employees. Such options are subject to forfeiture if certain employment conditions are not met.

14.   Employee Benefit Plans:

The Company maintains defined contribution savings plans and an employee stock ownership plan. The accompanying financial statements reflect contributions to these plans in the approximate amount of $1,966, $501 and $1,209 for the years ended September 30, 1999, 1998 and 1997, respectively.

15.   Litigation:

Gehe AG:

In August 1997, the Company acquired Holland & Barrett Holdings Ltd. from German-based Gehe AG. A dispute arose over certain provisions of the purchase agreement. On July 30, 1999, the court rendered a decision in favor of Gehe AG. Accordingly, a litigation charge of $4,952, which includes the amount of the judgment plus interest and plaintiff legal fees, was reflected separately in the statement of income for fiscal 1999. Shareholder litigation:

In October 1994, two lawsuits were commenced in the U.S. District Court, Eastern District of New York, against the Company and two of its officers. In 1997, the Company entered into a Capital Stipulation of Settlement calling for, among other things, a total cash payment of $8,000 to the plaintiff class. The Company received $2,400 from its insurance carrier as reimbursement under its policies. Accordingly, the Company recorded a $5,600 provision for its portion of the settlement which, along with related legal fees of approximately $768, has been reflected separately in the statement of income for fiscal 1997.

Other litigation:

The Company is also involved in miscellaneous claims and routine litigation which management believes, taken individually or in the aggregate, would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

16.   Segment Information:

The Company's segments are organized by sales market on a worldwide basis. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the pre-tax operating income of each segment. Accordingly, the Company reports four worldwide segments: Puritan.com/Direct Response, Retail: United States and United Kingdom and Wholesale. All of the Company's products fall into one of these four segments. The Puritan.com/Direct Response segment generates revenue through the sale of its products primarily through mail order catalog and internet. Catalogs are strategically mailed to customers who order by mail or by phoning customer service representatives in New York, Illinois and the United Kingdom. The Retail United States segment generates revenue through the sale of proprietary brand and third-party products through its 352 Company-operated stores. The Retail United Kingdom segment generates revenue through the sale of proprietary brand and third-party products in 423 Company-operated stores. The Wholesale segment (including Network Marketing) is comprised of several divisions each targeting specific market groups. These market groups include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers.

The following table represents key financial information of the Company's business segments (in thousands, except locations opened):

                                                 Fiscal years ended
                                                   September 30,
                                        ------------------------------------
                                          1999          1998          1997

Puritan.com/Direct Response
Revenue                                 $176,053      $187,820      $163,801
Operating income                          43,496        41,010        30,750
Depreciation and amortization              2,074           996           603
Identifiable assets                       29,926        32,404        27,414
Capital expenditures                         320           120           685

Retail:
United States
  Revenue                               $103,172      $ 66,576      $ 41,251
  Operating (loss) income                (12,147)        5,418         5,203
  Depreciation and amortization            6,051         2,919         1,148
  Identifiable assets                     55,960        46,805        14,195
  Capital expenditures                    25,148        12,917         4,101
  Locations open at end of year              352           193           104

United Kingdom (a)
  Revenue                               $220,405      $185,833      $ 23,974
  Operating income (loss)                 26,830         9,228        (1,546)
  Depreciation and amortization           12,294        11,445         1,650
  Identifiable assets                    221,817       223,742       211,883
  Capital expenditures                    11,753        13,526           619
  Locations open at end of year              423           415           413

Wholesale
  Revenue                               $131,264      $131,895      $126,310
  Operating income                        18,243        29,055        24,225
  Depreciation and amortization              498           427           436
  Identifiable assets                     18,209        17,225        14,399
  Capital expenditures                     1,134           516            82

Corporate
  Depreciation and amortization         $  8,311      $  6,272      $  5,790
Litigation settlement costs                4,952                       6,368
Merger related costs                                     3,528
Manufacturing identifiable assets        213,472       180,280       303,286
Capital expenditures-manufacturing         3,627        29,611        13,458
Capital expenditures-other                 3,828        11,354         4,767

Consolidated totals
Revenue                                 $630,894      $572,124      $355,336
Operating income                          63,159        74,911        46,474
Depreciation and amortization             29,228        22,059         9,627
Litigation settlement costs                4,952                       6,368
Merger related costs                                     3,528
Interest expense, net                     18,945        16,518         7,471
Income taxes (b)                          18,323        23,474        11,694
Net income                                27,279        38,840        29,126
Identifiable assets                      539,384       500,456       571,177
Capital expenditures                      45,810        68,044        23,712
Revenue by location of customer
United States                           $392,617      $369,796      $315,620
United Kingdom (a)                       224,364       189,555        26,498
Other foreign countries                   13,913        12,773        13,218
                                        ------------------------------------
Consolidated totals                     $630,894      $572,124      $355,336
                                        ====================================

Long-lived assets
United States                           $167,120      $141,272      $ 92,749
United Kingdom                           163,852       177,489       166,738
                                        ------------------------------------

Consolidated totals                     $330,972      $318,761      $259,487
                                        ====================================

<Fa> Company acquired August 7, 1997.
<Fb> Reflects taxes at subchapter "S" rates for pooling of interests prior to April 1998.

17.   Related Party Transactions:

Nutrition Headquarters Group had outstanding loans to a stockholder in the aggregate amount of $617, which were paid in fiscal 1999. Interest on these loans amounted to approximately $21, $35 and $56 for the years ended September 30, 1999, 1998 and 1997, respectively.

For the years ended September 30, 1998 and 1997, Nutrition Headquarters Group provided distributions to its stockholders in the aggregate amount of $8,050 and $8,360, respectively.

Nutrition Headquarters Group had outstanding promissory notes of $2,245, as of September 30, 1997, which were payable to a relative of a stockholder. Interest on the obligation amounted to approximately $124 and $224 for the years ended September 30, 1998 and 1997.

In addition, an entity owned by a relative of an officer received sales commissions of $472, $474 and $541 in 1999, 1998 and 1997, respectively, and had trade receivable balances approximating $2,200 at September 30, 1999 and 1998.

18.   Quarterly Results of Operations (Unaudited):

The following is a summary of the unaudited quarterly results of operations for fiscal 1999 and 1998:

                                                     Quarter ended
                                  ------------------------------------------------------
                                  December 31,   March 31,     June 30,    September 30,
                                  ------------------------------------------------------
1999:
Net sales                          $141,013      $167,673      $155,062      $167,146
Gross profit                         72,055        89,124        81,080        95,116
Income before income taxes            6,035        11,485         7,051        21,032(a)
Net income                            3,468         6,838         4,334        12,639
Net income per diluted share       $    .05      $    .09      $    .06      $    .19

1998:
Net sales                          $129,533      $157,287      $138,931      $146,372
Gross profit                         64,317        82,089        74,417        80,068
Income before income taxes           11,490        22,709        13,621        14,495(a)
Net income                            8,018        15,617         8,135         7,072
Net income per diluted share       $    .12      $    .23      $    .12      $    .10(b)

<Fa> Year-end adjustments resulting in an increase to pre-tax income of approximately $5,400 and $3,400 in 1999 and 1998, respectively, primarily related to adjustments of inventory amounts. These adjustments principally result from the utilization of the gross profit method to value inventory during interim periods and the year-end valuation of the Company's annual physical inventory.

<Fb> Amounts may not equal fiscal year totals due to rounding.

19.   Subsequent Event:

On November 12, 1999, the Company signed an agreement to acquire Nutrition Warehouse, Inc. and its affiliated companies ("NW"). NW operates a mail order business selling vitamins and nutritional supplements while its affiliated companies operate fifteen retail stores. Under the terms of the agreement, the purchase price consists of approximately $20,000 in cash and 1,058 shares of NBTY stock. The stock is restricted from being sold over a two-year period.


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

Dated: December  27, 1999              By: /s/ Scott Rudolph
                 --                        -----------------
                                               Scott Rudolph
                                               President, Chief Executive
                                               Officer

Dated: December  27, 1999              By: /s/ Harvey Kamil
                 --                        ----------------
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

Dated: December  27, 1999              By: /s/ Scott Rudolph
                 --                        -----------------
                                               Scott Rudolph
                                               Chairman, President and
                                               Chief Executive Officer

Dated: December  27, 1999              By: /s/ Arthur Rudolph
                 --                        ----------------------------
                                               Arthur Rudolph, Director

Dated: December  27, 1999              By: /s/ Aram Garabedian
                 --                        -----------------------------
                                               Aram Garabedian, Director

Dated: December  27, 1999              By: /s/ Bernard G. Owen
                 --                        -----------------------------
                                               Bernard G. Owen, Director

Dated: December  27, 1999              By: /s/ Alfred Sacks
                 --                        --------------------------
                                               Alfred Sacks, Director

Dated: December  27, 1999              By: /s/ Murray Daly
                 --                        -------------------------
                                               Murray Daly, Director

Dated: December  27, 1999              By: /s/ Glenn Cohen
                 --                        -------------------------
                                               Glenn Cohen, Director

Dated: December  27, 1999              By: /s/ Bud Solk
                 --                        ----------------------
                                               Bud Solk, Director

Dated: December  27, 1999              By: /s/ Nathan Rosenblatt
                 --                        -------------------------------
                                               Nathan Rosenblatt, Director

Dated: December  27, 1999              By: /s/ Michael L. Ashner
                 --                     -----------------------------
                                               Michael L. Ashner, Director

Dated: December  27, 1999              By: /s/ Michael Slade
                 --                        ---------------------------
                                               Michael Slade, Director