Form 10-Q
period 1999-12-31
NBTY INC
filed 2000-02-14
CIK 70793

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the period ended       December 31, 1999

Commission File Number:       0-10666

                                 NBTY, Inc.
                                 ----------
           (Exact name of registrant as specified in its charter)

                 Delaware                               11-2228617
                 --------                               ----------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

      90 Orville Drive, Bohemia, NY                       11716
      -----------------------------                       -----
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code    (516) 567-9500
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

                     YES   [X]                  NO   [ ]

Shares of Common Stock as of December 31, 1999:    66,141,294
                                                   ----------


                         NBTY, INC. and SUBSIDIARIES

                                    INDEX

PART I   Financial Information

         Condensed Consolidated Balance Sheets -
          December 31, 1999 (unaudited) and
          September 30, 1999                                       1 - 2

         Condensed Consolidated Statements of Operations -
          (unaudited) Three months Ended
          December 31, 1999 and 1998                                   3

         Condensed Consolidated Statements of
          Stockholders' Equity
          Year ended September 30, 1999 and
          (unaudited) Three months Ended
          December 31, 1999                                            4

         Condensed Consolidated Statements of Cash Flows -
          (unaudited) Three months Ended
          December 31, 1999 and 1998                               5 - 6

         Notes to Condensed Consolidated
          Financial Statements (unaudited)                        7 - 11

         Management's Discussion and Analysis
          of Financial Condition and
          Results of Operations                                  12 - 16


PART II  Other Information                                            17

         Signature                                                    18


NBTY, INC. and SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

(Dollars and shares in thousands)

                                               December 31,   September 30,
                                                  1999            1999
                                               (Unaudited)
                                              ----------------------------
Current assets:
  Cash and cash equivalents                     $ 29,664        $ 18,269

  Accounts receivable, less
   allowance for doubtful accounts
    of $1,247 at December 31, 1999
     and $1,248 at September 30, 1999             25,496          24,336

  Inventories                                    132,915         135,466

  Deferred income taxes                            3,250           3,250

  Prepaid property taxes, rent,
   and other current assets                       16,927          19,243
                                                ------------------------

      Total current assets                       208,252         200,564


Property, plant and equipment                    289,891         277,033
  less accumulated depreciation
   and amortization                               93,630          87,471
                                                ------------------------
                                                 196,261         189,562


Intangible assets, net                           137,737         141,410

Other assets                                       5,842           7,848
                                                ------------------------

      Total assets                              $548,092        $539,384
                                                ========================

See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY

(Dollars and shares in thousands)

                                                  December 31,  September 30,
                                                     1999          1999
                                                  (Unaudited)
                                                  ---------------------------
Current liabilities:
  Current portion of long-term debt
   and capital lease obligations                   $  1,830       $  1,799
  Accounts payable                                   42,926         45,366
  Accrued expenses                                   42,086         32,296
                                                   -----------------------
      Total current liabilities                      86,842         79,461

Long-term debt                                      213,187        217,136

Obligations under capital leases                      2,645          2,372

Deferred income taxes                                12,176         12,233

Other liabilities                                     4,061          4,233
                                                   -----------------------

      Total liabilities                             318,911        315,435
                                                   -----------------------

Commitments and contingencies
Stockholders' equity:
  Common stock, $0.008 par; authorized 175,000
   shares; issued and outstanding 66,141 shares
    at December 31, 1999 and 66,096 shares
     at September 30, 1999                              529            529
  Capital in excess of par                          106,483        106,332
  Retained earnings                                 120,209        111,792
                                                   -----------------------
                                                    227,221        218,653
  Stock subscriptions receivable                       (839)          (839)
  Accumulated other comprehensive earnings            2,799          6,135
                                                   -----------------------
      Total stockholders' equity                    229,181        223,949
                                                   -----------------------

      Total liabilities and stockholders' equity   $548,092       $539,384
                                                   =======================

See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)

         (Dollars and shares in thousands, except per share amounts)

                                                   For the three months
                                                    ended December 31,
                                                     1999        1998
                                                   --------------------

Net sales                                          $171,172    $141,013

Costs and expenses:
  Cost of sales                                      80,943      68,958
  Catalog printing, postage and promotion             8,286       8,788
  Selling, general and administrative                63,924      53,472
                                                   --------------------
                                                    153,153     131,218
                                                   --------------------

Income from operations                               18,019       9,795
                                                   --------------------

Other income (expense):
  Interest, net                                      (4,685)     (4,268)
  Miscellaneous, net                                    694         508
                                                   --------------------
                                                     (3,991)     (3,760)
                                                   --------------------

Income before income taxes                           14,028       6,035

Income taxes                                          5,611       2,567
                                                   --------------------

  Net income                                       $  8,417    $  3,468
                                                   ====================

Net income per share:
  Basic                                            $   0.13    $   0.05
                                                   ====================
  Diluted                                          $   0.12    $   0.05
                                                   ====================
Weighted average common shares outstanding:
  Basic                                              66,125      71,034
                                                   ====================
  Diluted                                            68,019      72,630
                                                   ====================

See notes to condensed consolidated financial statements.


                         NBTY, Inc. and Subsidiaries
          Condensed Consolidated Statements of Stockholders' Equity
                 for the year ended September 30, 1999 and
                  the three months ended December 31, 1999
                                 (Unaudited)

(Dollars and shares in thousands)                         Common stock                                  Treasury stock
                                                       ------------------                             -------------------
                                                       Number of            Capital in    Retained    Number of
                                                         shares    Amount  excess of par  earnings      shares     Amount
-------------------------------------------------------------------------------------------------------------------------
Balances, September 30, 1998                             72,714     $582     $115,661     $105,989       4,511    ($3,206)

Net income for year ended September 30, 1999                                                27,279
Purchase of treasury stock, at cost                                                                      5,702    (34,438)
Treasury stock retired                                  (10,213)     (82)     (16,086)     (21,476)    (10,213)    37,644
Exercise of stock options                                 3,596       29          888
Tax benefit from exercise of stock options                                      5,869
Foreign currency translation adjustment
                                                       ------------------------------------------------------------------
  Balances, September 30, 1999                           66,097      529      106,332      111,792

Net income for three months ended December 31, 1999                                          8,417
Exercise of stock options                                    45        -           13
Tax benefit from exercise of stock options                                        138
Foreign currency translation adjustment

  Balances, December 31, 1999                            66,142     $529     $106,483     $120,209
-------------------------------------------------------------------------------------------------------------------------

                                                                               Accumulated
                                                                                           Other

(Dollars and shares in thousands)                                 Stock       Comprehensive      Total           Total
                                                              subscriptions       Income      Stockholders'   Comprehensive
                                                               receivable         (Loss)        Equity           Income
-------------------------------------------------------------------------------------------------------------------------

Balances, September 30, 1998                                                    $11,313       $230,339

Net income for year ended September 30, 1999                                                    27,279          $27,279
Purchase of treasury stock, at cost                                                            (34,438)
Treasury stock retired                                                                               -
Exercise of stock options                                           $(839)                          78
Tax benefit from exercise of stock options                                                       5,869
Foreign currency translation adjustment                                          (5,178)        (5,178)          (5,178)
-------------------------------------------------------------------------------------------------------------------------
  Balances, September 30, 1999                                       (839)        6,135        223,949          $27,279
                                                                                                                -------
Net income for three months ended December 31, 1999                                              8,417          $ 8,417
Exercise of stock options                                                                          13
Tax benefit from exercise of stock options                                                        138
Foreign currency translation adjustment                                          (3,336)       (3,336)           (3,336)
                                                              ---------------------------------------------------------
  Balances, December 31, 1999                                       $(839)      $ 2,799      $229,181           $ 5,081
-------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.


                         NBTY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                            (Dollars in thousands)
                                                             For the three months
                                                              ended December 31,
                                                               1999        1998
                                                            ----------------------

Net income                                                    $ 8,417    $ 3,468

Adjustments to reconcile net income to
  cash provided by (used in) operating activities:
    Loss on sale of property, plant and equipment                  67          8
    Depreciation and amortization                               8,340      6,360
    Provision for allowance for doubtful accounts                   1       (130)
    Changes in assets and liabilities:
      Increase in accounts receivable                          (1,143)    (3,169)
      Decrease (increase) in inventories                        1,974     (8,279)
      Decrease (increase) in prepaid catalog
       costs and other current assets                           3,946     (6,564)
      (Increase) decrease in other assets                        (896)       583
      Decrease in accounts payable                             (5,342)    (2,914)
      Increase in accrued expenses                             12,146      5,252
      Decrease in other liabilities                              (172)      (195)
                                                              ------------------
        Net cash provided by (used in) operating activities    27,338     (5,580)
                                                              ------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                   (13,638)   (10,562)
  Proceeds from sale of property, plant, and equipment             15
  Increase in intangible assets                                  (214)
                                                              ------------------
       Net cash used in investing activities                  (13,837)   (10,562)
                                                              ------------------

Cash flows from financing activities:
  Borrowings (payments) under long term debt agreements        (1,394)    17,000
  Principal payments under long-term
    debt agreements and capital leases                           (675)      (232)
  Proceeds from stock options exercised                            14
  Stock subscriptions receivable                                            (839)
      Net cash (used in)provided by
                                                              ------------------
        financing activities                                   (2,055)    15,928
                                                              ------------------
Effect of exchange rate changes on cash
 and cash equivalents                                             (51)     4,279
                                                              ------------------
Net increase in cash and cash equivalents                      11,395      4,065

Cash and cash equivalents at beginning of period               18,269     14,308

Cash and cash equivalents at end of period                    $29,664    $18,373

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                    $ 4,695    $ 4,119
                                                              ------------------
  Cash paid during the period for taxes                       $ 7,089    $ 2,985
                                                              ==================

See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS

            For the three months ended December 31, 1999 and 1998

                                 (Unaudited)

(In thousands, except per share amounts)

Supplemental Non-cash Investing and Financing Information:

During the three months ended December 31, 1999, options were exercised with 45 shares of common stock issued to an executive for cash of $14. As a result of the exercise of those options, the Company expects to receive a compensation deduction for tax purposes of approximately $352 and a tax benefit of approximately $138.

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

In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1999 and its results of operations for the three months ended December 31, 1999 and 1998 and statements of cash flows for the three months ended December 31, 1999 and 1998. The condensed consolidated balance sheet as of September 30, 1999 has been derived from the audited balance sheet as of that date. The results of operations for the three months ended December 31, 1999 and statements of cash flows for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 1999.

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

New accounting standards
Effective October 1, 1998, Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 requires comparative information for earlier years to be restated. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information.

In June 1998, the FASB issued SFAS No. 133, "Statement of Financial Accounting Standards Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

2.    Acquisitions

In May 1999, the Company acquired the assets and certain liabilities of a network marketing company, Dynamic Essentials, Inc. (DEI) for approximately $1.2 million in cash. DEI was formed in December 1998 and had aggregate sales of $2,081 during its first six months.

3.    Comprehensive earnings

Comprehensive income for the Company includes net income and the effects of translation, which are charged or credited to the cumulative translation adjustment account within stockholders' equity.

Comprehensive earnings for the three months ended December 31, 1999 and 1998 are as follows:

                                      For the three months
                                       ended December 31,
                                      --------------------
                                        1999        1998
                                        ----        ----

      Net Income                       $8,417      $3,468
      Changes in cumulative
       translation adjustment          (3,326)     (3,918)
                                       ------------------
      Comprehensive earnings
       (deficit)                       $5,081      $ (450)
                                       ==================

Accumulated other comprehensive earnings (deficit), which is classified as a separate component of stockholders' equity, is comprised of cumulative translation adjustments of $2,799 and $6,135 at December 31, 1999 and September 30, 1999, respectively.

4.    Inventories

Inventories have been estimated using the gross profit method for the interim periods. The components of the inventories are as follows:

                                          December 31,    September 30,
                                              1999            1999
                                          ------------    -------------

Raw materials and
 Work-in-process                           $ 46,939         $ 52,116
Finished goods                               85,976           83,350
                                           -------------------------
                                           $132,915         $135,466
                                           =========================


5.    Earnings per share (EPS)

Basic EPS computations are based on the weighted average number of common shares outstanding during the three month periods ended December 31, 1999 and 1998. Diluted EPS include the dilutive effect of outstanding stock options, if exercised. The following is a reconciliation between the basic and diluted EPS:

                                                   For the three months
                                                       December 31,
                                                   --------------------
                                                     1999        1998
                                                     ----        ----

Numerator:
  Numerator for basic EPS --
    Income available o common stockholders         $ 8,417      $3,468
                                                   ===================
  Numerator for diluted EPS --
    Income available To common stockholders        $ 8,417      $3,468
                                                   ===================

Denominator:
  Denominator for basic EPS --
    Weighted average shares                         66,125      71,034

  Effect of dilutive securities:
    Stock options                                    1,894       1,596
                                                   -------------------

  Denominator for diluted EPS --
    Weighted average shares                         68,019      72,630
                                                   ===================

Net EPS:
  Basic EPS                                          $0.13       $0.05
                                                   ===================
  Diluted EPS                                        $0.12       $0.05
                                                   ===================

6.    Stock options:

During the three months ended December 31, 1999, options were exercised with 45 shares of common stock issued to an executive for cash of $14. As a result of the exercise of those options, the Company expects to receive a compensation deduction for tax purposes of approximately $352 and a tax benefit of approximately $138.

During the three months ended December 31, 1998, options were exercised with 3,340 shares of common stock issued to certain officers for interest-bearing stock subscriptions receivable aggregating $839. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $13,774 and a tax benefit of approximately $5,372.

7.    Segment Information:

The Company's segments are organized by sales market on a worldwide basis. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the pretax operating income of each segment. Accordingly, the Company reports four worldwide segments: Puritan.com/Direct Response, Retail: United States and United Kingdom, and Wholesale. All of the Company's products fall into one of these four segments. The Puritan.com/Direct Response segment generates revenue through the sale of its products primarily through mail order catalog and the internet. Catalogs are strategically mailed to customers who order by mail or phoning customer service representatives in New York, Illinois and the United Kingdom. The Retail United States segment generates revenue through the sale of proprietary brand and third-party products through its 380 Company-operated stores. The Retail United Kingdom segment generates revenue through the sales of proprietary brand and third-party products in 424 Company-operated stores. The Wholesale segment (including Network Marketing) is comprised of several divisions each targeting specific market groups. These market groups include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers.

The following table represents key financial information of the Company's business segments (in thousands):

                                               Three months ended
                                                  December 31,
                                             ----------------------
                                               1999          1998
                                               ----          ----

    Puritan.com/Direct Response
      Revenue                                $ 29,235      $ 30,220
      Operating income                          5,325         5,040
      Depreciation and amortization               340           335
      Identifiable assets                      33,473        35,187

    Retail:
      United States
        Revenue                              $ 34,330      $ 20,789
        Operating (loss) income                (3,495)       (1,400)
        Depreciation and amortization           2,275           981
        Identifiable assets                    58,559        46,097

      United Kingdom
        Revenue                              $ 71,223      $ 59,940
        Operating income                       12,146         4,473
        Depreciation and amortization           3,238         3,070
        Identifiable assets                   219,832       228,150

    Wholesale
      Revenue                                $ 36,384      $ 30,064
      Operating income(a)                       6,344         3,648
      Depreciation and amortization               188            72
      Identifiable assets                      15,270        15,239

    Corporate
      Depreciation and amortization          $  2,301      $  1,967
      Manufacturing identifiable assets       220,958       192,450

    Consolidated totals
      Revenue                                $171,172      $141,013
      Operating income                         18,019         9,794
      Depreciation and amortization             8,432         6,425
      Interest expense, net                    (3,991)       (3,759)
      Income taxes                              5,611         2,567
      Net income                                8,417         3,468
      Identifiable assets                     548,092       517,123

-------------------

<Fa>  Excludes corporate depreciation relating primarily to manufacturing assets.

8.    Subsequent event:

On January 3, 2000, the Company acquired Nutrition Warehouse, Inc. and its affiliated companies ("NW") for $20 million cash and 1,058 shares of NBTY stock. NW operates an e-commerce/direct response business while its affiliated companies operate 15 retail stores in various locations in New York. The e-commerce business will be combined with the company's Puritan.com operation. Annual revenues approximated $14 million for the e-commerce/direct response business and $14 million in retail sales for the year ended December 31, 1999. The cash portion of the acquisition was funded with $20 million borrowings under the Credit and Guarantee Agreement (CGA).


                         NBTY, INC. and SUBSIDIARIES
              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts)

Results of Operations:

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:

                                                        Three months
                                                           Ended
                                                        December 31,
                                                     ------------------
                                                      1999        1998
                                                      ----        ----

Net sales                                            100.0%      100.0%
Costs and expenses:
  Cost of sales                                       47.3        48.9
  Catalog printing, postage and promotion              4.8         6.3
  Selling, general and administrative                 37.3        37.9
                                                     -----------------
                                                      89.4        93.1
                                                     -----------------
Income from operations                                10.5         6.9
Other income (expenses), net                          (2.3)       (2.6)
                                                     -----------------
Income before income taxes                             8.3         4.3
Income taxes                                           3.3         1.8
                                                     -----------------
Net income                                             5.0%        2.5%
                                                     =================

For the three months ended December 31, 1999 compared to the three months ended December 31, 1998:

Net sales. Net sales in the first quarter ended December 31, 1999 were $171,172 compared with $141,013 for the prior comparable period, an increase of $30,159 or 21.4%. Puritan.com/Direct Response sales were $29,235, compared to $30,220 for the prior comparable period (decrease of $985 or 3.3%), wholesale sales were $36,384 compared to $30,064 (increase of $6,320 or 21.0%), U.S. retail sales were $34,330 compared to $20,789 (increase of $13,541 or 65.1%) and U.K. retail sales were $71,223 compared to $59,940 (increase of $11,283 or 18.8%). Revenue increases in the wholesale market segment are attributed to the broad base of the company's brands, private label, bulk sales and network marketing. The Company operated 380 stores in the U.S. and 424 stores in the U.K. as of December 31, 1999 compared to 253 stores in the U.S. and 415 in the U.K. as of December 31, 1998. Sales growth in the U.S. retail channel reflected the greater number of stores compared to last year. U.S. comparative store sales increased $3,829 or 19.9% for stores open more than one year.

Costs and expenses. Cost of sales as a percentage of sales were 47.3% for 1999 and 48.9% for 1998 due to lower manufacturing costs.

Catalog printing, postage, and promotion expenses were $8,286 in 1999, a decrease of $502 (5.7% decrease) from $8,788 in 1998. This decrease was due primarily to a reduction in print media advertising in direct response. As a percentage of sales, expenses were 4.8% for the current quarter and 6.3% for the prior comparable quarter.

Selling, general and administrative expenses were $63,924 for the quarter, or 37.3% as a percentage of sales, compared with $53,472 or 37.9% as a percentage of sales, an increase of $10,452 (19.5% increase). The largest categories and increases are indirect salaries and rent expense which increased due primarily to the U.S. retail store expansion program.

Interest expense. Interest expense was $4,685, an increase of $417 compared to $4,268 during the comparable quarter. The major components are interest on Senior Subordinated Notes associated with the Holland & Barrett acquisition, the Credit and Guarantee Agreement (CGA) used for the stock repurchase and for capital expenditures. Interest expense increased due to the additional borrowings to fund the share repurchase program.

Income before income taxes was $14,028 for 1999 and $6,035 for 1998. After income taxes, the Company had a net profit of $8,417 (or basic earnings per share of $0.13, diluted earnings per share of $0.12) for the three month period ended December 31, 1999, and $3,468 (or basic earnings per share of $0.05, diluted earnings per share of $0.05) for the three months ended December 31, 1998.

Liquidity and Capital Resources

Working capital was $121.4 million at December 31, 1999, compared with $121.1 million at September 30, 1999, an increase of $.3 million.

In April 1999, the Company entered into an amended and restated Credit and Guarantee Agreement (CGA) which expires September 30, 2003 increasing the borrowing limit from $60 million to $135 million, and on February 3, 2000 this amount was adjusted to $129 million. The CGA provides for borrowings for working capital, general corporate purposes and acquisition of the Company's securities. The CGA provides that loans be made under a selection of rate formulas, including prime or Euro currency rates. Virtually all of the company's assets are collateralized under the CGA and subject to normal banking terms and conditions and the maintenance of various financial ratios and covenants. At December 31, 1999, there were borrowings of $51,000 under this facility. The Company plans on utilizing the funds for working capital needs. In January 2000, the Company borrowed $20 million for the cash portion of the January 3, 2000 acquisition of Nutrition Warehouse, Inc.

In connection with the August 1997 acquisition of Holland & Barrett, the Company issued $150 million 8-5/8% senior subordinated Notes ("Notes") due in 2007. The Notes are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company.

The Company believes that existing cash balances, internally-generated funds from operations, amounts available under the CGA will provide sufficient liquidity to satisfy the Companies' working capital needs for the next 12 months and to finance anticipated capital expenditures incurred in the normal course of business.

Net cash provided by operating activities was $27.4 million in 1999 and used in operating activities was $5.6 million in 1998 primarily due to increases in depreciation and amortization and accrued expenses. Net cash used in investing activities was $13.6 million in 1999 and $10.6 million in 1998 due to retail stores and plant expansion programs. Net cash used in financing activities was $2.1 million in 1999 due to payment of loans and provided by financing activities was $15.9 million in 1998 due to borrowings under the CGA.

Management believes that inflation did not have a significant impact on its operations.

Year 2000

The Company did not experience any disruptions to its normal operations as a result of the transition into calendar year 2000. Thorough testing of mission critical business processes was performed on January 1, 2000 in order to validate the data integrity of internal and external system interfaces. In addition, the Company obtained confirmation from its key suppliers and vendors that services to NBTY, Inc. would not be interrupted.

The total estimated cost associated with achieving worldwide Year 2000 compliance, excluding internal costs, are approximately $1,000.

The Company will continue to monitor its business processes and third parties for potential problems that could arise in the first few months of calendar year 2000. Based on the Company's preparations prior to January 1, 2000 and the absence of any problems to date, no significant disruptions are anticipated.

New accounting standards

Effective October 1, 1998, Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 requires comparative information for earlier years to be restated. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information.

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

         Not applicable.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults upon Senior Securities Not applicable.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

There was no Form 8-K filed during the first quarter of the fiscal year ending September 30, 2000.


                         NBTY, INC. and SUBSIDIARIES

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       NBTY, INC.

Date  February 12, 2000                /s/  Harvey Kamil
                                       --------------------------------
                                       Harvey Kamil, Executive Vice
                                       President, Secretary
                                       (Principal Financial
                                       and Accounting Officer)