Form 10-Q
period 2000-03-31
NBTY INC
filed 2000-05-15
CIK 70793

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the period ended           March 31, 2000

Commission File Number:           0-10666

                                 NBTY, Inc.
                                 ----------
           (Exact name of registrant as specified in its charter)

                   Delaware                           11-2228617
                   --------                           ----------
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification No.)

       90 Orville Drive, Bohemia, NY                   11716
       -----------------------------                   -----
  (Address of Principal Executive Offices)           (Zip Code)

Registrant's telephone number, including area code   (631) 567-9500
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

                     YES   [X]                  NO   [ ]

Shares of Common Stock as of March 31, 2000:  67,200,117


                         NBTY, INC. and SUBSIDIARIES

                                    INDEX

PART I  Financial Information

        Condensed Consolidated Balance Sheets -
         March 31, 2000 (unaudited) and September 30, 1999           1 - 2

        Condensed Consolidated Statements of Operations -
         (unaudited) Three months Ended March 31, 2000 and 1999          3

        Condensed Consolidated Statements of Operations -
         (unaudited) Six months Ended March 31, 2000 and 1999            4

        Condensed Consolidated Statements of
         Stockholders' Equity Year ended September 30, 1999 and
         (unaudited) Six months Ended March 31, 2000                     5

        Condensed Consolidated Statements of Cash Flows -
         (unaudited) Six months Ended March 31, 2000 and 1999        6 - 7

        Notes to Condensed Consolidated
         Financial Statements (unaudited)                            8 - 12

        Management's Discussion and Analysis
         of Financial Condition and Results of Operations           13 - 18

PART II Other Information                                                19

        Signature                                                        20


                         NBTY, INC. and SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

(Dollars and shares in thousands)
                                                   March 31,   September 30,
                                                     2000          1999
                                                   ---------   -------------
                                                         (Unaudited)

Current assets:
  Cash and cash equivalents                       $  46,520      $  18,269

  Accounts receivable, less allowance for
   doubtful accounts of $1,241 in 2000
   and $1,248 in 1999                                24,550         24,336

  Inventories                                       123,691        135,466

  Deferred income taxes                               3,250          3,250

  Prepaid property taxes, rent,
   and other current assets                          15,046         19,243
                                                   -----------------------

      Total current assets                          213,057        200,564

Property, plant and equipment                       308,705        277,033
  less accumulated depreciation and
   amortization                                     100,278         87,471
                                                   -----------------------
                                                    208,427        189,562

Intangible assets, net                              164,207        141,410

Other assets                                          5,899          7,848
                                                   -----------------------

      Total assets                                 $591,590       $539,384
                                                   =======================

                         NBTY, INC. and SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY

(Dollars and shares in thousands)
                                                   March 31,   September 30,
                                                     2000          1999
                                                   ---------   -------------
                                                         (Unaudited)

Current liabilities:
  Current portion of long-term debt
   and capital lease obligations                   $  1,997       $  1,799
  Accounts payable                                   43,548         45,366
  Accrued expenses                                   55,183         32,296
                                                   -----------------------
      Total current liabilities                     100,728         79,461

Long-term debt                                      215,942        217,136

Obligations under capital leases                      3,097          2,372

Deferred income taxes                                12,134         12,233

Other liabilities                                     2,861          4,233
                                                   -----------------------
      Total liabilities                             334,762        315,435
                                                   -----------------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.008 par; authorized 175,000
   shares; issued and outstanding 67,200 shares
   in 2000 and 66,096 shares in 1999                    538            529
  Capital in excess of par                          118,717        106,332
  Retained earnings                                 138,272        111,792
                                                   -----------------------
                                                    257,527        218,653
  Stock subscriptions receivable                       (839)          (839)
  Accumulated other comprehensive earnings              140          6,135
                                                   -----------------------
      Total stockholders' equity                    256,828        223,949
                                                   -----------------------

      Total liabilities and stockholders' equity   $591,590       $539,384
                                                   =======================

          See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)
                                                      For the three months
                                                         ended March 31,
                                                     ----------------------
                                                       2000          1999
                                                       ----          ----

Net sales                                            $200,107      $167,673
                                                     ----------------------

Costs and expenses:
  Cost of sales                                        84,153        78,549
  Catalog printing, postage and promotion               9,604         9,864
  Selling, general and administrative                  72,334        62,424
                                                     ----------------------
                                                      166,091       150,837
                                                     ----------------------

Income from operations                                 34,016        16,836
                                                     ----------------------

Other income (expense):
  Interest, net                                        (4,739)       (5,358)
  Miscellaneous, net                                      828             7
                                                     ----------------------
                                                       (3,911)       (5,351)
                                                     ----------------------

Income before income taxes                             30,105        11,485

Income taxes                                           12,042         4,647
                                                     ----------------------

      Net income                                     $ 18,063      $  6,838
                                                     ======================

Net income per share:
  Basic                                              $   0.27      $   0.10
                                                     ======================
  Diluted                                            $   0.26      $   0.09
                                                     ======================

Weighted average common shares outstanding:
  Basic                                                67,200        71,597
                                                     ======================
  Diluted                                              69,630        72,513
                                                     ======================

          See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)
                                                       For the six months
                                                         ended March 31,
                                                     ----------------------
                                                       2000          1999
                                                       ----          ----

Net sales                                            $371,279      $308,686
                                                     ----------------------

Costs and expenses:
  Cost of sales                                       165,096       147,508
  Catalog printing, postage and promotion              17,889        18,652
  Selling, general and administrative                 136,258       115,895
                                                     ----------------------
                                                      319,243       282,055
                                                     ----------------------

Income from operations                                 52,036        26,631
                                                     ----------------------

Other income (expense):
  Interest                                             (9,425)       (9,626)
  Miscellaneous, net                                    1,523           515
                                                     ----------------------
                                                       (7,902)       (9,111)
                                                     ----------------------

Income before income taxes                             44,134        17,520

Income taxes                                           17,654         7,214
                                                     ----------------------

      Net income                                     $ 26,480      $ 10,306
                                                     ======================

Net income per share:
  Basic                                              $   0.40      $   0.14
                                                     ======================
  Diluted                                            $   0.38      $   0.14
                                                     ======================

Weighted average common shares outstanding:
  Basic                                                66,659        71,313
                                                     ======================
  Diluted                                              68,869        72,573
                                                     ======================

          See notes to condensed consolidated financial statements.


                         NBTY, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEAR ENDED SEPTEMBER 30, 1999 AND
                     THE SIX MONTHS ENDED MARCH 31, 2000

                                 (UNAUDITED)

(Dollars and shares in thousands)
                                                                                                   Accumu-
                                                                                                    lated
                                                                                                    Other
                       Common stock                               Treasury stock                   Compre-                 Total
                     -----------------                           -----------------     Stock       hensive     Total       Compre-
                     Number of           Capital in    Retained  Number of          subscriptions   Income  Stockholders'  hensive
                      shares    Amount  excess of par  earnings   shares    Amount   receivable     (Loss)     Equity      Income
                     ---------  ------  -------------  --------  ---------  ------  -------------  -------  -------------  -------

Balances,
 September 30, 1998    72,714    $582     $115,661     $105,989     4,511   $ (3,206)              $11,313    $230,339

Net income for year
 ended September
 30, 1999                                                27,279                                                 27,279    $27,279
Purchase of treasury
 stock, at cost                                                     5,702     (34,438)                         (34,438)
Treasury stock
 retired              (10,213)    (82)     (16,086)     (21,476)  (10,213)     37,644                                -
Exercise of stock
 options                3,595      29          888                                      $(839)                      78
Tax benefit from
 exercise of stock
 options                                     5,869                                                               5,869
Acquisition of
 Nutrition Warehouse    1,059       9       12,235
Foreign currency
 translation
 adjustment                                                                                         (5,178)     (5,178)    (5,178)
                      ------------------------------------------------------------------------------------------------------------
  Balances,
   September 30, 1999  66,096     529      106,332      111,792                          (839)       6,135     223,949    $22,101
                                                                                                                          =======

Net income for six
 months ended March
 31, 2000                                                26,480                                                 26,480    $26,480
Exercise of stock
 options                   45       -           13                                                                  13
Tax benefit from
 exercise of stock
 options                                       137                                                                 137
Acquisition of
 Nutrition Warehouse                                                                                            12,244
Foreign currency
 translation
 adjustment                                                                                         (5,995)     (5,995)    (5,995)
                      ------------------------------------------------------------------------------------------------------------

  Balances,
   March 31, 2000      67,200    $538     $118,717     $138,272                         $(839)     $   140    $256,828    $20,485
                      ===========================================================================================================

          See notes to condensed consolidated financial statements.


                         NBTY, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

(Dollars in thousands)
                                                        For the six months
                                                         ended March 31,
                                                     ----------------------
                                                       2000          1999
                                                       ----          ----

Net income                                           $ 26,480      $ 10,306

Adjustments to reconcile net income to
 cash provided by operating activities:
  Loss on sale of property, plant and equipment           468           139
  Depreciation and amortization                        17,322        13,806
  Provision for allowance for doubtful accounts             7           (11)
  Changes in assets and liabilities:
    Increase in accounts receivable                       (60)       (1,667)
    Decrease (increase) in inventories                 13,369        (2,337)
    Decrease (increase) in prepaid catalog
     costs and other current assets                     8,753        (7,993)
    (Increase) decrease in other assets                (1,225)          539
    Decrease in accounts payable                       (4,838)      (10,192)
    Increase in accrued expenses                       20,539        13,650
    Decrease in other liabilities                      (1,372)         (195)
                                                     ----------------------
      Net cash provided by operating activities        79,442        16,045
                                                     ----------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment           (26,454)      (21,642)
  Proceeds from sale of property, plant, and
   equipment                                               25
  Purchase of business, net of cash acquired          (19,578)
  Increase in intangible assets                           (10)
                                                     ----------------------
      Net cash used in investing activities           (46,017)      (21,642)
                                                     ----------------------

Cash flows from financing activities:
  (Payments) borrowings under long term debt
   agreements                                          (3,412)       17,000
  Principal payments under long-term
   debt agreements and capital leases                  (1,338)         (532)
  Proceeds from stock options exercised                    14
  Stock subscriptions receivable                                       (866)
                                                     ----------------------
      Net cash (used in)provided by
       financing activities                            (4,736)       15,602
                                                     ----------------------
Effect of exchange rate changes on cash
 and cash equivalents                                    (438)        1,171
                                                     ----------------------
Net increase in cash and cash equivalents              28,251        11,176

Cash and cash equivalents at beginning of period       18,269        14,308
                                                     ----------------------

Cash and cash equivalents at end of period           $ 46,520      $ 25,484
                                                     ======================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest           $  9,572      $  9,315
  Cash paid during the period for taxes              $    827      $  7,779

          See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS

             For the three months ended March 31, 2000 and 1999

                                 (Unaudited)

(In thousands, except per share amounts)

Supplemental Non-cash Investing and Financing Information:

In connection with the Company's January 1, 2000 acquisition of Nutrition Warehouse, Inc. and its affiliated companies (NW), the Company issued approximately 1,059 shares of its common stock with a total then market value of $12,244.

During the six months ended March 31, 2000, options were exercised with 45 shares of common stock issued to an executive for cash of $14. As a result of the exercise of those options, the Company expects to receive a compensation deduction for tax purposes of approximately $352 and a tax benefit of approximately $138.

During the six months ended March 31, 1999, options were exercised with 3,520 shares of common stock issued to certain officers and an executive for interest-bearing stock subscriptions receivable aggregating $866 and cash of $27. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $14,604 and a tax benefit of approximately $5,696.


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

In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of March 31, 2000 and its results of operations for the three and six months ended March 31, 2000 and 1999 and statements of cash flows for the six months ended March 31, 2000 and 1999. The condensed consolidated balance sheet as of September 30, 1999 has been derived from the audited balance sheet as of that date. The results of operations for the three and six months ended March 31, 2000 and statements of cash flows for the six months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 1999.

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

In June 1998, the FASB issued SFAS No. 133, "Statement of Financial Accounting Standards Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, is effective for fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of Statement 133," which postponed the adoption of SFAS No. 133. As such, the Company is not required to adopt the statement until fiscal 2002. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position, however, it is currently reviewing the impact of adopting such pronouncement.

2.  Acquisitions

On January 1, 2000, the Company acquired Nutrition Warehouse, Inc. and its affiliated companies ("NW") for $20 million in cash and approximately 1,059 shares of NBTY stock with a total then market value of $12.2 million. NW operates an e-commerce/direct response business as well as 14 retail stores in various locations in New York. The e-commerce business will be combined with the Company's Puritan.com operations. Annual revenues approximated $14 million for the e-commerce/direct response business and $14 million in retail sales for the year ended December 31, 1999. The cash portion of the acquisition was funded with $20 million in borrowings under the Company's Credit and Guarantee Agreement (CGA).

In May 1999, the Company acquired the assets and certain liabilities of a network marketing company, Dynamic Essentials, Inc. (DEI) for approximately $1,000 in cash. DEI was formed in December 1998 and had aggregate sales of $2,081 during its first six months.

3.  Comprehensive earnings

Comprehensive income for the Company includes net income and the effects of foreign currency translation, which are charged or credited to the cumulative translation adjustment account within stockholders' equity.

Comprehensive earnings for the three and six months ended March 31, 2000 and 1999 are as follows:

                                 For the three months    For the six months
                                   ended March 31,         ended March 31,
                                 --------------------    ------------------
                                   2000       1999        2000        1999
                                   ----       ----        ----        ----

Net Income                       $18,063     $6,838     $26,480     $10,306
Changes in cumulative
 translation adjustment           (2,659)    (5,343)     (5,995)     (9,261)
                                 ------------------------------------------
Comprehensive earnings           $15,404     $1,495     $20,485     $ 1,045
                                 ==========================================

Accumulated other comprehensive earnings, which is classified as a separate component of stockholders' equity, is comprised of cumulative translation adjustments of $140 and $6,135 at March 31, 2000 and September 30, 1999, respectively.

4.  Inventories

Inventories have been estimated using the gross profit method for the interim periods. The components of inventories are as follows:

                                                  March 31,    September 30,
                                                    2000           1999
                                                  ---------    -------------

Raw materials and Work-in-process                 $ 42,610       $ 52,116
Finished goods                                      81,081         83,350
                                                  -----------------------
                                                  $123,691       $135,466
                                                  =======================


5.  Earnings per share (EPS)

 Basic EPS computations are based on the weighted average number of common shares outstanding during the three and six month periods ended March 31, 2000 and 1999. Diluted EPS include the dilutive effect of outstanding stock options, as if exercised. The following is a reconciliation between the basic and diluted EPS:

                                    For the three months     For the six months
                                          March 31,               March 31,
                                    --------------------     ------------------
                                      2000        1999        2000        1999
                                      ----        ----        ----        ----

Numerator:
  Numerator for basic EPS --
   Income available
   To common stockholders           $18,063     $ 6,838     $26,480     $10,306
                                    ===========================================
  Numerator for diluted EPS --
    Income available
    To common stockholders          $18,063     $ 6,838     $26,480     $10,306
                                    ===========================================

Denominator:
  Denominator for basic EPS --
   Weighted average shares           67,200      71,597      66,659      71,313
  Effect of dilutive securities:
    Stock options                     2,430         916       2,210       1,260
                                    -------------------------------------------
  Denominator for diluted EPS --
   Weighted average shares           69,630      72,513      68,869      72,573
                                    ===========================================

Net EPS:
  Basic EPS                         $  0.27     $  0.10     $  0.40     $  0.14
                                    ===========================================
  Diluted EPS                       $  0.26     $  0.09     $  0.38     $  0.14
                                    ===========================================

6. Stock options:

During the six months ended March 31, 2000, options were exercised with 45 shares of common stock issued to an executive for cash of $14. As a result of the exercise of those options, the Company expects to receive a compensation deduction for tax purposes of approximately $352 and a tax benefit of approximately $138.

During the six months ended March 31, 1999, options were exercised with 3,520 shares of common stock issued to certain officers and an executive for interest-bearing stock subscriptions receivable aggregating $866 and cash of $27. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $14,604 and a tax benefit of approximately $5,696.

7.  Segment Information:

The Company's segments are organized by sales market on a worldwide basis. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the pretax operating income of each segment. Accordingly, the Company reports four worldwide segments: Puritan.com/Direct Response, Retail: United States and United Kingdom, and Wholesale. All of the Company's products fall into one of these four segments. The Puritan.com/Direct Response segment generates revenue through the sale of its products primarily through mail order catalog and the internet. Catalogs are strategically mailed to customers who order by mail or phoning customer service representatives in New York, Illinois and the United Kingdom. The Retail United States segment generates revenue through the sale of proprietary brand and third-party products through its 415 Company-operated stores. The Retail United Kingdom segment generates revenue through the sales of proprietary brand and third-party products in 422 Company-operated stores. The Wholesale segment (including Network Marketing) is comprised of several divisions each targeting specific market groups. These market groups include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers.

The following table represents key financial information of the Company's business segments (in thousands):

                                   Three months ended          Six months ended
                                       March 31,                   March 31,
                                  --------------------        --------------------
                                    2000          1999          2000          1999
                                    ----          ----          ----          ----

Puritan.com/Direct Response
  Revenue                         $ 62,905      $ 59,006      $ 92,139      $ 89,226
  Operating income                  19,396        15,133        24,949        20,174
  Depreciation and amortization        753           333         1,093           668

Retail:
  United States
  Revenue                         $ 38,496      $ 24,210      $ 72,826      $ 44,999
  Operating loss                    (2,890)       (4,778)       (6,385)       (6,178)
  Depreciation and amortization      2,618         1,233         4,893         2,214

  United Kingdom
  Revenue                         $ 63,640      $ 53,753      $134,863      $113,693
  Operating income                  12,930         7,280        25,076        11,754
  Depreciation and amortization      3,008         3,153         6,246         6,223

Wholesale
  Revenue                         $ 35,066      $ 30,704      $ 71,450      $ 60,768
  Operating income                   7,008         1,764        13,125         5,411
  Depreciation and amortization        189           108           377           180

Corporate
  Depreciation and amortization   $  2,428      $  2,563      $  4,729      $  4,530

Consolidated totals
  Revenue                         $200,107      $167,673      $371,279      $308,686
  Operating income                  34,016        16,836        52,036        26,631
  Depreciation and amortization      8,996         7,390        17,338        13,815
  Interest expense, net              4,739         5,358         9,425         9,626
  Income taxes                      12,042         4,647        17,653         7,213
  Net income                        18,063         6,840        26,480        10,306

The following table reflects identifiable assets by market segment at March 31, 2000 and 1999:

                                                       March 31,
                                                 ----------------------
                                                   2000          1999
                                                   ----          ----

Puritan.com/Direct response                      $ 59,712      $ 32,059
Retail United States                               74,404        56,678
Retail United Kingdom                             222,808       211,054
Wholesale                                          14,837        16,721
Corporate manufacturing assets                    219,829       195,564
                                                 ----------------------
Consolidated totals                              $591,590      $512,076
                                                 ======================

8.  Subsequent events:

The Company acquired the mailing list of Rexall Sundown's SDV vitamin catalog and mail order list on April 17, 2000. The list contains approximately 750 customer names, which will be merged into the existing customer base of the Puritan.com/ direct-response/e-commerce business.


                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts)

Results of Operations:

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:

                                                 Three months              Six months
                                                     Ended                   Ended
                                                   March 31,               March 31,
                                              ------------------      ------------------
                                               2000        1999        2000        1999
                                               ----        ----        ----        ----

Net sales                                     100.0%      100.0%      100.0%      100.0%
Costs and expenses:
  Cost of sales                                42.1        46.8        44.5        47.8
  Catalog printing, postage and promotion       4.8         5.9         4.8         6.0
  Selling, general and administrative          36.1        37.2        36.7        37.5
                                              -----------------------------------------
                                               83.0        89.9        86.0        91.3
                                              -----------------------------------------
Income from operations                         17.0        10.1        14.0         8.7
Other income (expenses), net                   (2.0)       (3.2)       (2.1)       (3.0)
                                              -----------------------------------------
Income before income taxes                     15.0         6.9        11.9         5.7
Income taxes                                    6.0         2.8         4.8         2.4
                                              -----------------------------------------
Net income                                      9.0%        4.1%        7.1%        3.3%
                                              =========================================

For the three months ended March 31, 2000 compared to the three months ended March 31, 1999:

Net sales. Net sales in the second quarter ended March 31, 2000 were $200,107 compared with $167,673 for the prior comparable period, an increase of $32,434 or 19.3%. Puritan.com/Direct Response sales were $62,905 compared to $59,006 (increase of $3,899 or 6.6%), wholesale sales were $35,066 compared to $30,704 (increase of $4,362 or 14.2%), U.S. retail sales were $38,496 compared to $24,210 (increase of $14,286 or 59.0%) and U.K. retail sales were $63,640 compared to $53,753 (increase of $9,887 or 18.4%). Revenue increases in all of the Company's segments are attributed to the continued consumer acceptance of the broad base of the Company's products. The Company operated 415 stores in the U.S. and 422 stores in the U.K. as of March 31, 2000 compared to 277 stores in the U.S. and 415 in the U.K. as of March 31, 1999. Sales growth in the U.S. retail channel reflected the greater number of stores compared to last year. U.S. comparative store sales increased $3,621 or 15.6% for stores open more than one year.

Costs and expenses. Cost of sales as a percentage of sales were 42.1% for 2000 and 46.8% for 1999. The decrease is attributed to efficiencies due to economies of scale, increased automation and higher margins for new product introductions.

Catalog printing, postage, and promotion expenses were $9,604 in 2000 compared with $9,864 in 1999. This decrease was due primarily to a reduction in print media advertising in direct response. As a percentage of sales, expenses were 4.8% for the current quarter and 5.9% for the prior comparable quarter.

Selling, general and administrative expenses were $72,335 for the quarter, or 36.1% as a percentage of sales, compared with $62,424 or 37.2% as a percentage of sales. The largest categories and increases are indirect salaries and rent expense which increased primarily due to the U.S. retail store expansion program. The Company was operating more efficiently and thereby able to increase sales without a proportional increase in these costs.

Interest expense. Interest expense was $4,739, a decrease of $619 compared to $5,358 during the comparable quarter. The major components are interest on Senior Subordinated Notes associated with the Holland & Barrett acquisition, the Credit and Guarantee Agreement (CGA) used for stock repurchases and for capital expenditures.

Income before income taxes was $30,105 for 2000 and $11,485 for 1999. After income taxes, the Company had a net profit of $18,063 (or basic earnings per share of $0.27, diluted earnings per share of $0.26) for the three month period ended March 31, 2000, and $6,838 (or basic earnings per share of $0.10, diluted earnings per share of $0.09) for the three months ended March 31, 1999.

For the six months ended March 31, 2000 compared to the six months ended March 31, 1999:

Net sales. Net sales for the six months ended March 31, 2000 were $371,279 compared with $308,686 for the prior comparable period, an increase of $62,593 or 20.3%. Puritan.com/Direct Response sales were $92,139 compared to $89,226 for the prior comparable period (increase of $2,913 or 3.3%), wholesale sales were $71,450 compared to $60,768 (increase of $10,682 or 17.6%), U.S. retail sales were $72,826 compared to $44,999 (increase of $27,827 or 61.8%) and U.K. retail sales were $134,863 compared to $113,693 (increase of $21,170 or 18.6%). Revenue increases in all of the Company's segments are attributed to continued consumer acceptance of the broad base of the Company's products. The Company operated 415 stores in the U.S. and 422 stores in the U.K. as of March 31, 2000 compared to 277 stores in the U.S. and 415 in the U.K. as of March 31, 1999. Sales growth in the U.S. retail channel reflected the greater number of stores compared to last year. U.S. comparative store sales increased $6,223 or 15.9% for stores open more than one year.

Costs and expenses. Cost of sales as a percentage of sales were 44.5% for 2000 and 47.8% for 1999. The decrease is attributed to efficiencies due to economies of scale, increased automation and higher margins from new product introductions.

Catalog printing, postage, and promotion expenses were $17,889 in 2000, compared with $18,652. This decrease was due primarily to a reduction in print media advertising in direct response. As a percentage of sales, expenses were 4.8% for the six months and 6.0% for the prior six months.

Selling, general and administrative expenses were $136,258 for the six months, or 36.7% as a percentage of sales, compared with $115,895 or 37.5% as a percentage of sales. The largest categories and increases are indirect salaries and rent expense, which increased primarily due to the U.S. retail store expansion program. The Company was operating more efficiently and thereby able to increase sales without a proportional increase in these costs.

Interest expense. Interest expense was $9,425, an decrease of $201 compared to $9,626 during the comparable six months. The major components are interest on Senior Subordinated Notes associated with the Holland & Barrett acquisition, the Credit and Guarantee Agreement (CGA) used for the stock repurchase and for capital expenditures. Interest expense increased due to the additional borrowings to fund the share repurchase program.

Income before income taxes was $44,133 for 2000 and $17,520 for 1999. After income taxes, the Company had a net profit of $26,480 (or basic earnings per share of $0.40, diluted earnings per share of $0.38) for the six month period ended March 31, 2000, and $10,306 (or basic earnings per share of $0.14, diluted earnings per share of $0.14) for the six months ended March 31, 1999.

Liquidity and Capital Resources

Working capital was $112.3 million at March 31, 2000, compared with $121.1 million at September 30, 1999, a decrease of $6.8 million.

On January 1, 2000, the Company acquired Nutrition Warehouse, Inc. and its affiliated companies ("NW") for $20 million in cash and approximately 1,059 shares of NBTY stock with a then market value of $12.4 million. The cash portion of the acquisition was funded by $20 million in borrowings under the Credit and Guarantee Agreement (CGA).

In April 1999, the Company entered into an amended and restated CGA which expires September 30, 2003 increasing the borrowing limit from $60 million to $135 million. On February 3, 2000 this amount was adjusted to $129 million. The CGA provides for borrowings for working capital, general corporate purposes and acquisition of the Company's securities. The CGA provides that loans be made under a selection of rate formulas, including prime or Euro currency rates. Virtually all of the Company's assets are collateralized under the CGA and subject to normal banking terms and conditions and the maintenance of various financial ratios and covenants. At March 31, 2000, there were borrowings of $54,000 under this facility. The Company plans on utilizing the funds for working capital needs. In January 2000, the Company borrowed $20 million for the cash portion of the January 3, 2000 acquisition of Nutrition Warehouse, Inc. and during February 2000, the Company paid down $14 million under this facility.

In connection with the August 1997 acquisition of Holland & Barrett, the Company issued $150 million of 8-5/8% senior subordinated Notes ("Notes") due in 2007. The Notes are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company.

The Company believes that existing cash balances, internally-generated funds from operations, and amounts available under the CGA will provide sufficient liquidity to satisfy the Company's working capital needs for the next 12 months and to finance anticipated capital expenditures incurred in the normal course of business.

Net cash provided by operating activities was $79.4 million in 2000 and $16.0 million in 1999 primarily due to increases in net income, depreciation and amortization and accrued expenses as well as a decrease in inventory. Net cash used in investing activities was $46.0 million in 2000 and $21.6 million in 1999 due to the acquisition of NW and retail stores and plant expansion programs. Net cash used in financing activities was $4.7 million in 2000 due to payment of loans and provided by financing activities was $15.6 million in 1999 due to borrowings under the CGA.

Management believes that inflation did not have a significant impact on its operations.

Year 2000

The Company did not experience any disruptions to its normal operations as a result of the transition into calendar year 2000. Thorough testing of mission critical business processes was performed on and subsequent to January 1, 2000 in order to validate the data integrity of internal and external system interfaces. In addition, the Company is not aware of any disruption in service from its key suppliers and vendors.

The total estimated cost associated with achieving worldwide Year 2000 compliance, excluding internal costs, was approximately $1,000.

The Company will continue to monitor its business processes and third parties for potential problems that could arise in the first few months of calendar year 2000. Based on the Company's preparations prior January 1, 2000 and the absence of any problems to date, no significant disruptions are anticipated.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of Statement 133," which postponed the adoption of SFAS No. 133. As such, the Company is not required to adopt the statement until fiscal 2002. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position, however, it is currently reviewing the impact of adopting such pronouncement.

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

(Votes in thousands)

Item 1.  Legal Proceedings
         Not applicable.

Item 2.  Changes in Securities
         Not applicable.

Item 3.  Defaults upon Senior Securities Not applicable.
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The following propositions were approved on April 10, 2000, at NBTY, Inc.'s Annual Meeting of Stockholders:

Proposition 1:  Re-elected Directors to serve until the 2003 Annual Meeting.

                                   Votes for     Votes against
                                   ---------     -------------

   Aram Garabedian                   53,762          1,628
   Bernard Owen                      53,762          1,628
   Alfred Sacks                      53,762          1,628

Proposition 2: Approved the adoption of an Incentive Stock Option Plan.

               Votes       Votes         Votes
                for       against      abstained      Unvoted
               -----      -------      ---------      -------

              24,129      11,598          151         19,512


Proposition 3: Ratified the designation of PricewaterhouseCoopers LLP as independent accountants to audit the consolidated financial statements of the Company for the 2000 fiscal year.

               Votes       Votes         Votes
                for       against      abstained
               -----      -------      ---------

              55,240        103            47

Item 5. Other Information
        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

There was no Form 8-K filed during the second quarter of the fiscal year ending September 30, 2000.


                         NBTY, INC. and SUBSIDIARIES

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       NBTY, INC.

Date  May 12, 2000                     /s/ Harvey Kamil
                                       Harvey Kamil, Executive Vice
                                       President, Secretary
                                       (Principal Financial
                                       and Accounting Officer)