Form 10-Q
period 2000-06-30
NBTY INC
filed 2000-08-11
CIK 70793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended Commission File Number:	June 30, 2000 0-10666

          NBTY, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2228617 (I.R.S. Employer Identification No.)
90 Orville Drive, Bohemia, NY (Address of Principal Executive Offices)	11716 (Zip Code)
Registrant's telephone number, including area code	(631) 567-9500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [x]          NO [  ]

Shares of Common Stock as of June 30, 2000:    68,463,699

NBTY, INC. and SUBSIDIARIES

INDEX
PART I	Financial Information
	Condensed Consolidated Balance Sheets - June 30, 2000 (unaudited) and September 30, 1999	1-2
	Condensed Consolidated Statements of Operations - (unaudited) Three months Ended June 30, 2000 and 1999	3
	Condensed Consolidated Statements of Operations - (unaudited) Nine months Ended June 30, 2000 and 1999	4
	Condensed Consolidated Statements of Stockholders' Equity Year ended September 30, 1999 and (unaudited) Nine months Ended June 30, 2000	5
	Condensed Consolidated Statements of Cash Flows - (unaudited) Nine months Ended June 30, 2000 and 1999	6-7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8-13
	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-19
PART II	Other Information	20
	Signature	21

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(Dollars and shares in thousands)	June 30, 2000 (Unaudited)	September 30, 1999

Current assets:
    Cash and cash equivalents
    Accounts receivable, less allowance for doubtful accounts
      of $1,141 in 2000 and $1,248 in 1999
    Inventories
    Deferred income taxes
    Prepaid property taxes, rent, and other current assets
            Total current assets

	$ 21,763 25,951 132,575 3,250 19,551 203,090	$ 18,269 24,336 135,466 3,250 19,243 200,564
Property, plant and equipment less accumulated depreciation and amortization Intangible assets, net Other assets Total assets	317,562 104,546 213,016 176,084 6,668 $598,858	277,033 87,471 189,562 141,410 7,848 $539,384

See notes to condensed consolidated financial statements.

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(Dollars and shares in thousands)	June 30, 2000 (Unaudited)	September 30, 1999
Current liabilities: Current portion of long-term debt and capital lease obligations Accounts payable Accrued expenses and income taxes Total current liabilities	$ 2,001 49,949 49,769 101,719	$ 1,799 45,366 32,296 79,461
Long-term debt Obligations under capital leases Deferred income taxes Other liabilities Total liabilities	216,524 3,212 11,987 2,853 336,295	217,136 2,372 12,233 4,233 315,435
Commitments and contingencies
Stockholders' equity: Common stock, $0.008 authorized, 175,000 shares; issued and outstanding 68,464 shares in 2000 and 66,096 in 1999 Capital in excess of par Retained earnings	548 123,628 150,329 274,505	529 106,332 111,792 218,653
Stock subscriptions receivable Accumulated other comprehensive (loss) income Total stockholders' equity	(2,598) (9,344) 262,563	(839) 6,135 223,949
Total liabilities and stockholders' equity	$598,858	$539,384

See notes to condensed consolidated financial statements.

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)
	For the three months ended June 30,
(Dollars and shares in thousands, except per share amounts)	2000	1999
Net sales	$172,102	$155,062
Cost and expenses: Cost of sales Catalog printing, postage and promotion Selling, general and administrative Recovery of raw material cost Litigation charge	74,020 7,135 69,287 (2,511) 147,931	73,982 7,613 57,563 139,158
Income from operations	24,171	15,904
Other income (expense): Interest, net Miscellaneous, net	(5,011) 934 (4,077)	(4,456) 203 (4,253)
Income before income taxes	20,094	11,651
Income taxes	8,037	2,717
Net income	$ 12,057	$ 8,934
Net income per share: Basic Diluted	$ 0.18 $ 0.17	$ 0.06 $ 0.06
Weighted average common shares outstanding: Basic Diluted	67,495 69,729	69,672 70,534

See notes to condensed consolidated financial statements.

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)	For the nine months ended June 30,
	2000	1999

Net sales	$543,381	$463,748
Cost and expenses: Cost of sales Catalog printing, postage and promotion Selling, general and administrative Recovery of raw material cost Litigation charge	239,116 25,025 205,559 (2,511) 467,189	221,490 26,266 173,458 4,600 425,814
Income from operations	76,192	37,934
Other income (expense): Interest, net Miscellaneous, net	(14,360) 2,395 (11,965)	(14,083) 720 (13,363)
Income before income taxes Income taxes Net income	64,227 25,691 $ 38,536	24,571 9,931 $ 14,640
Net income per share: Basic Diluted	$ 0.58 $ 0.56	$ 0.21 $ 0.20
Weighted average common shares outstanding: Basic Diluted	66,937 69,173	70,766 71,895

See notes to condensed consolidated financial statements.

NBTY, Inc. and SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
for the year ended September 30, 1999 and
the nine months ended June 30, 2000
(Unaudited)
(Dollars and shares in thousands)	Common stock				Treasury stock
	Number of shares	Amount	Capital in excess of par	Retained earnings	Number of shares	Amount	Stock subscriptions receivable	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Total Comprehensive Income
Balances, September 30, 1998	72,714	$582	$115,661	$105,989	4,511	$ (3,206)		$ 11,313	$230,339
Net income for year ended September 30, 1999 Purchase of treasury stock, at cost Treasury stock retired Exercise of stock options Tax benefit from exercise of stock options Foreign currency translation adjustment	(10,213) 3,595	(82) 29	(16,086) 888 5,869	27,279 (21,475)	5,702 (10,213)	(34,438) 37,644	(839)	(5,178)	27,279 (34,438) 78 5,869 (5,178)	$ 27,279 (5,178)
Balances, September 30, 1999	66,096,294	529	106,332	111,793	-	-	(839)	6,135	223,949	$ 22,101
Net income for the nine months ended, June 30, 2000 Exercise of stock options Tax benefit from exercise of stock options Treasury stock retired Acquisition of Nutrition Warehouse Cancel stock held by Nutrition Warehouse Foreign currency translation adjustment	1,362 (53) 1,059	11 8	4,379 1,681 (999) 12,235	38,536	50 (53) 3	(964) 999 (33)	(1,760)	(15,479)	38,536 1,666 1,681 12,243 (33) (15,479)	$ 38,536 (15,479)
Balances, June 30, 2000	68,464	$548	$123,628	$150,329	-	-	$(2,598)	$ (9,344)	$262,563	$ 23,057

See notes to consolidated financial statements.

NBTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(Dollars in thousands)	For the nine months ended June 30,
	2000	1999
Net income	$ 38,536	$ 14,640

Adjustments to reconcile net income to cash provided by   operating activities:
    Gain on sale of product line
    Loss on sale of property, plant and equipment
    Depreciation and amortization
    Provision for allowance for doubtful accounts
    Deferred income taxes changes in assets and liabilities:
        (Increase)decrease in accounts receivable
        Decrease (increase) in inventories
        Increase in prepaid catalog costs and other current assets
        Decrease(increase) in other assets
        Increase in accounts payable
        Increase in accrued expenses
        Decrease in other liabilities
            Net cash provided by operating activities

	0 726 26,890 107 (4,057) 5,104 (5,976) 1,522 3,736 26,931 (1,381) 92,138	479 20,577 (33) 2,800 (14,963) (15,388) (394) 3,864 31,353 (195) 42,740

Cash flows from investing activities:
    Purchase of property, plant and equipment
    Proceeds from sale of property, plant, and equipment
    Proceeds from sale of product line
    Proceeds from sale of short term investments
    Purchase of short-term investments
    Purchase of businesses, net of cash acquired
    Increase in intangible assets
    Transfer of property, plant and equipment
            Net cash used in investing activities

	(41,655) 110 0 0 (41,728) (10) (83,283)	(27,867) 2 0 (503) (28,368)

Cash flows from financing activities:
    (Payments) borrowings under long term debt agreements
      Cash held in escrow Payment of demand note payable
        Principal payments under long-term debt agreements and
          capital leases
    Purchase of treasury stock proceeds from stock options
      exercised
    Repayment of promissory note
    Repayment of promissory note
    Purchase of treasury stock
    Stock subscriptions receivable
            Net cash used in financing activities
Effect of exchange rate changes on cash and cash equivalents
Net increase in cash and cash equivalents

	0 (2,092) (1,918) 1,666 (1,760) 0 (4,104) (1,257) 3,494	26,200 (829) (28,328) (839) (3,796) (1,316) 9,260
Cash and cash equivalents at beginning of period	18,269	14,308
Cash and cash equivalents at end of period	$ 21,763	$ 23,568
Supplemental Disclosure of Cash Flow Information: Cash paid during the period for interest Cash paid during the period for taxes	$ 11,801 $ 5,752	$ 13,666 $ 7,812

See notes to condensed consolidated financial statements.

NBTY, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the three months ended June 30, 2000 and 1999

(Unaudited)

(Dollars and shares in thousands, except per share amounts)

Supplemental Non-cash Investing and Financing Information:

In connection with the Company's January 1, 2000 acquisition of Nutrition Warehouse, Inc. and its affiliated companies (NW), the Company issued approximately 1,059 shares of its common stock with a total then market value of $12,244.

During the nine months ended June 30, 2000, options were exercised with 1,361 shares of common stock issued to executives for cash of $1,666, interest bearing stock subscriptions receivable of $1,760 and $964 of NBTY shares. As a result of the exercise of those options, the Company expects to receive a compensation deduction for tax purposes of approximately $4,310 and a tax benefit of approximately $1,681.

During the nine months ended June 30, 1999, options were exercised with 3,520 shares of common stock issued to certain officers and an executive for interest-bearing stock subscriptions receivable aggregating $839 and cash of $67. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $14,847 and a tax benefit of approximately $5,790.

NBTY, INC. and SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars and shares in thousands, except per share amounts)

1.    Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 2000 and its results of operations for the three and nine months ended June 30, 2000 and 1999 and statements of cash flows for the nine months ended June 30, 2000 and 1999. The condensed consolidated balance sheet as of September 30, 1999 has been derived from the audited balance sheet as of that date. The results of operations for the three and nine months ended June 30, 2000 and statements of cash flows for the nine months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 1999.

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

In June 1998, the FASB issued SFAS No. 133, "Statement of Financial Accounting Standards Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, is effective for the Company in fiscal 2002. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position, however, it is currently reviewing the impact of adopting such pronouncement.

2.    Acquisitions

During the quarter ended 6/30/00, the Company acquired certain assets and liabilities of Longevity Formulas, Inc. (also known as "Healthwatchers System") and Martin Health Systems, Inc. for $5,150.

In addition, the Company acquired the mailing list of Rexall Sundown's SDV vitamin catalog and mail order list for $16,500. The list contains approximately 750,000 customer names, which has been merged into the existing customer base of the Direct Response/ Puritan.com/e-commerce business.

On January 1, 2000, the Company acquired Nutrition Warehouse, Inc. and its affiliated companies ("NW") for $20,000 in cash and approximately 1,059 shares of NBTY stock having a market value of $12,200. NW operated an Direct Response/e-commerce business as well as 14 retail stores in various locations in New York. The e-commerce business has been combined with the Company's Puritan.com operations and the retail stores have been merged into the Company's U.S. Retail operations. Annual revenues approximated $14,000 for the e-commerce/direct response business as well as $14,000 in retail sales for the year ended December 31, 1999. The cash portion of the acquisition was funded with $20,000 in borrowings under the Company's Credit and Guarantee Agreement (CGA).

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

Comprehensive earnings for the three and nine months ended June 30, 2000 and 1999 are as follows:
	For the three months ended June 30,		For the nine months ended June 30,
	2000	1999	2000	1999
Net Income Changes in cumulative translation adjustment	$12,057 (9,484)	$ 4,334 (4,094)	$ 38,536 (15,479)	$ 14,640 (13,355)
Comprehensive earnings	$ 2,573	$ 240	$ 23,057	$ 1,285

Accumulated other comprehensive (loss) income, which is classified as a separate component of stockholders' equity, is comprised of cumulative translation adjustments of $(9,344) and $6,135 at June 30, 2000 and September 30, 1999, respectively.

4.    Inventories

Inventories have been estimated using the gross profit method for the interim periods. The components of inventories are as follows:
	June 30, 2000	September 30, 1999
Raw materials and work-in-process Finished goods	$ 51,714 80,861 $132,575	$ 52,116 83,350 $135,466

5.    Earnings per share (EPS)

Basic EPS computations are based on the weighted average number of common shares outstanding during the three and nine month periods ended June 30, 2000 and 1999. Diluted EPS include the dilutive effect of outstanding stock options, as if exercised. The following is a reconciliation between the basic and diluted EPS:
	For the three months June 30,		For the nine months June 30,
	2000	1999	2000	1999
Numerator: Numerator for basic EPS --Income available to common stockholders Numerator for diluted EPS --Income available to common stockholders	$12,057 $12,057	$ 4,334 $ 4,334	$38,536 $38,536	$14,640 $14,640
Denominator: Denominator for basic EPS -- Weighted average shares Effect of dilutive securities: Stock options Denominator for diluted EPS -- Weighted average shares	67,495 2,234 69,729	69,672 862 70,534	66,937 2,236 69,173	70,766 1,129 71,895
Net EPS: Basic EPS Diluted EPS	$ 0.18 $ 0.17	$ 0.06 $ 0.06	$ 0.58 $ 0.56	$ 0.21 $ 0.20

6.    Stock options:

During the nine months ended June 30, 2000, options were exercised with 1,361 shares of common stock issued to executives for cash of $1,666, interest bearing stock subscriptions receivable of $1,760 and $964 of NBTY common shares. As a result of the exercise of those options, the Company expects to receive a compensation deduction for tax purposes of approximately $4,310 and a tax benefit of approximately $1,681.

During the nine months ended June 30, 1999, options were exercised with 3,560 shares of common stock issued to certain officers for interest-bearing stock subscriptions receivable aggregating $839 and cash of $67. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $14,847 and a tax benefit of approximately $5,790.

7.    Segment Information:

The Company's segments are organized by sales market on a worldwide basis. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the pretax operating income of each segment. Accordingly, the Company reports four worldwide segments: Direct Response/Puritan.com, Retail: United States and United Kingdom, and Wholesale. All of the Company's products fall into one of these four segments. The Direct Response/Puritan.com segment generates revenue through the sale of its products primarily through mail order catalog and the internet. Catalogs are strategically mailed to customers who order by mail or phoning customer service representatives in New York, Illinois and the United Kingdom. The Retail United States segment generates revenue through the sale of proprietary brand and third-party products through its 459 Company-operated stores. The Retail United Kingdom segment generates revenue through the sales of proprietary brand and third-party products in 424 Company-operated stores. The Wholesale segment (including Network Marketing) is comprised of several divisions each targeting specific market groups. These market groups include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers.

The following table represents key financial information of the Company's business segments (in thousands):
	Three months ended June 30,		Nine months ended June 30,
	2000	1999	2000	1999
Direct Response/Puritan.com Revenue Operating income Depreciation and amortization	$42,899 12,948 1,037	$40,460 10,143 322	$135,039 37,902 2,130	$129,686 30,317 990
Retail: United States Revenue Operating loss Depreciation and amortization	$35,450 (5,543) 2,917	$26,949 (3,796) 1,463	$108,276 (11,929) 7,786	$71,948 (9,973) 3,691
United Kingdom Revenue Operating income Depreciation and amortization	$57,194 7,990 2,952	$53,485 7,336 3,039	$192,057 33,067 9,198	$167,178 19,090 9,262

	Three months ended June 30,		Nine months ended June 30,
	2000	1999	2000	1999
Wholesale Revenue Operating income Depreciation and amortization	$ 36,559 8,641 311	$ 34,168 4,053 106	$108,009 21,705 689	$ 94,936 9,462 286
Corporate Depreciation and amortization Recovery of raw material costs Litigation charge	$ 2,335 (2,511)	$ 1,832 4,600	$ 7,064 (2,511)	$ 6,362 4,600
Consolidated totals Revenue Operating income Depreciation and amortization Interest expense, net Income taxes Net income	$172,102 24,171 9,552 5,011 8,037 12,057	$155,062 11,304 6,762 4,456 2,717 4,334	$543,381 76,192 26,890 14,360 25,691 38,536	$463,748 37,924 20,577 14,083 9,931 14,640

The following table reflects identifiable assets by market segment at June 30, 2000 and 1999:

	June 30,
	2000	1999
Direct response/Puritan.com Retail United States Retail United Kingdom Wholesale Corporate manufacturing assets	$ 89,976 69,709 201,754 24,685 212,734	$ 32,465 60,205 225,491 17,371 187,012
Consolidated totals	$598,858	$522,544

8.    Litigation:

In August 1997, the Company acquired Holland & Barrett from the German-based GEHE AG. A dispute arose over certain provisions of the purchase agreement. On July 30, 1999, the court rendered a decision in favor of GEHE. Results for the third quarter and nine months of 1999 were affected by a one-time litigation charge of $4,600 which includes the amount of the judgment plus interest and legal fees.

In addition, the Company received $2,511 in partial settlement of ongoing price fixing litigation brought by the Company against certain raw material vitamin suppliers.

9.    Subsequent Events

In July, 2000, the Company was informed through the internet of threatened class action suits to be brought against the Company, certain officers and directors. The Company has not been served in any class action suits and therefore cannot comment on any allegations which might be contained in such suits. The Company intends to vigorously defend any actions which may be commenced against it.

NBTY, INC. and SUBSIDIARIES

MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

CONDITION and RESULTS of OPERATIONS

(Dollars and shares in thousands, except per share amounts)

Results of Operations:

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:
	Three months Ended June 30,		Nine months Ended June 30,
	2000	1999	2000	1999
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses: Cost of sales Catalog printing, postage and promotion Selling, general and administrative Recovery of raw material costs Litigation charge	43.0 4.2 40.3 (1.5) 86.0	47.7 4.9 37.1 3.0 92.7	44.0 4.6 37.8 (.5) 85.9	47.8 5.6 37.4 1.0 91.8
Income from operations Other income (expenses), net Income before income taxes Income taxes Net income	14.0 (2.3) 11.7 4.7 7.0%	7.3 (2.8) 4.5 1.7 2.8%	14.1 (2.2) 11.9 4.7 7.2%	8.2 (2.9) 5.3 2.1 3.2%

For the three months ended June 30, 2000 compared to the three months ended June 30, 1999:

Net sales. Net sales in the third quarter ended June 30, 2000 were $172,102 compared with $155,062 for the prior comparable period, an increase of $17,040 or 11.0%. Direct Response/Puritan.com sales were $42,899 compared to $40,460 (increase of $2,439 or 6.0%), wholesale sales were $36,559 compared to $34,168 (increase of $2,391 or 7.0%), U.S. retail sales were $35,450 compared to $26,949 (increase of $8,501 or 31.5%) and U.K. retail sales were $57,194 compared to $53,485 (increase of $3,709 or 6.9%). Revenue increases in all of the Company's segments are attributed to the continued consumer acceptance of the broad base of the Company's products. The Company operated 459 stores in the U.S. and 424 stores in the U.K. as of June 30, 2000 compared to 292 stores in the U.S. and 415 in the U.K. as of June 30, 1999. Sales growth in the U.S. retail channel reflected the greater number of stores compared to last year.

Costs and expenses. Cost of sales as a percentage of sales were 43.0% for 2000 and 47.7% for 1999. The decrease is attributed to efficiencies due to economies of scale, increased automation and higher margins for new product introductions.

Catalog printing, postage, and promotion expenses were $7,135 in 2000 compared with $7,613 in 1999. This decrease was due primarily to a reduction in print media advertising in direct response. As a percentage of sales, expenses were 4.2% for the current quarter and 4.9% for the prior comparable quarter.

Selling, general and administrative expenses were $69,287 for the quarter, or 40.3% as a percentage of sales, compared with $57,563 or 37.1% as a percentage of sales. The largest categories and increases are indirect salaries and rent expense which increased primarily due to the U.S. retail store expansion program.

Recovery of raw materials costs. The Company received $2,511 in partial settlement of ongoing price fixing litigation brought by the Company against certain raw material vitamin suppliers.

Litigation charges. In August 1997, the Company acquired Holland & Barrett from the German-based GEHE AG. A dispute arose over certain provisions of the purchase agreement. On July 30, 1999, the court rendered a decision in favor of GEHE. Results for the third quarter of 1999 were affected by a litigation charge of $4,600 which includes the amount of the judgment plus interest and legal fees.

Interest expense. Interest expense was $5,011, a increase of $555 compared to $4,456 during the comparable quarter. Additional borrowings to purchase Healthwatchers and Rexall Sundown's SDV mailing list accounted for most of the increase.

Income before income taxes was $20,094 for 2000 and $7,051 for 1999. After income taxes, the Company had a net profit of $12,057 (or basic earnings per share of $0.18, diluted earnings per share of $0.17) for the three month period ended June 30, 2000, and $4,334 (or basic earnings per share of $0.06, diluted earnings per share of $0.06) for the three months ended June 30, 1999.

For the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999:

Net sales. Net sales for the nine months ended June 30, 2000 were $543,381 compared with $463,748 for the prior comparable period, an increase of $79,633 or 17.2%. Direct Response/Puritan.com sales were $135,039 compared to $129,686 for the prior comparable period (increase of $5,353 or 4.1%), wholesale sales were $108,009 compared to $94,936 (increase of $13,073 or 13.8%), U.S. retail sales were $108,276 compared to $71,948 (increase of $36,328 or 50.5%) and U.K. retail sales were $192,057 compared to $167,178 (increase of $24,879 or 14.9%). The Company operated 459 stores in the U.S. and 424 stores in the U.K. as of June 30, 2000 compared to 292 stores in the U.S. and 415 in the U.K. as of June 30, 1999. Sales growth in the U.S. retail channel reflected the greater number of stores compared to last year.

Costs and expenses. Cost of sales as a percentage of sales were 44.0% for 2000 and 47.8% for 1999. The decrease is attributed to efficiencies due to economies of scale, increased automation and higher margins from new product introductions.

Catalog printing, postage, and promotion expenses were $25,025 in 2000, compared with $26,266. This decrease was due primarily to a reduction in print media advertising in direct response. As a percentage of sales, expenses were 4.6% for the nine months and 5.6% for the prior nine months.

Selling, general and administrative expenses were $205,559 for the nine months, or 37.8% as a percentage of sales, compared with $173,459 or 37.4% as a percentage of sales. The largest categories and increases are indirect salaries and rent expense, which increased primarily due to the U.S. retail store expansion program.

Recovery of raw materials costs. The Company received $2,511 in partial settlement of ongoing price fixing litigation brought by the Company against certain raw material vitamin suppliers.

Litigation charges. In August 1997, the Company acquired Holland & Barrett from the German-based GEHE AG. A dispute arose over certain provisions of the purchase agreement. On July 30, 1999, the court rendered a decision in favor of GEHE. Results for the third quarter of 1999 were affected by a litigation charge of $4,600 which includes the amount of the judgment plus interest and legal fees.

Interest expense. Interest expense was $14,360, an increase of $277 compared to $14,083 during the comparable nine months. The major components are interest on Senior Subordinated Notes associated with the Holland & Barrett acquisition, the Credit and Guarantee Agreement (CGA) used for the stock repurchase and for capital expenditures. Interest expense increased due to the additional borrowings to fund the share repurchase program.

Income before income taxes was $64,227 for 2000 and $24,571 for 1999. After income taxes, the Company had a net profit of $38,536 (or basic earnings per share of $0.58, diluted earnings per share of $0.56) for the nine month period ended June 30, 2000, and $14,640 (or basic earnings per share of $0.21, diluted earnings per share of $0.20) for the nine months ended June 30, 1999.

Liquidity and Capital Resources

Working capital was $101,400 at June 30, 2000, compared with $121,100 on at September 30, 1999, a decrease of $19,700.

During the quarter ended 6/30/00, the Company acquired certain assets and liabilities of Longevity Formulas, Inc. (also known as "Healthwatchers System") and Martin Health Systems, Inc. for $5,150.

In addition, the Company acquired the mailing list of Rexall Sundown's SDV vitamin catalog and mail order list for $16,500. The list contains approximately 750,000 customer names, which has been merged into the existing customer base of the Direct Response/Puritan.com/e-commerce business.

On January 1, 2000, the Company acquired Nutrition Warehouse, Inc. and its affiliated companies ("NW") for $20,000 in cash and approximately 1,059 shares of NBTY stock with a then market value of $12,200. The cash portion of the acquisition was funded by $20,000 in borrowings under the Credit and Guarantee Agreement (CGA).

In April 1999, the Company entered into an amended and restated CGA which expires September 30, 2003 for $135,000. On February 3, 2000, that amount was adjusted to $129,000. On July 17, 2000, the CGA was amended to $149,300. The CGA is comprised of two Revolving Credit Agreements of $50,000 each and a term loan of $49,300. The CGA provides for borrowings for working capital, general corporate purposes and acquisition of the Company's securities. The CGA provides that loans be made under a selection of rate formulas, including prime or Euro currency rates. Virtually all of the Company's assets are collateralized under the CGA and subject to normal banking terms and conditions and the maintenance of various financial ratios and covenants. At June 30, 2000, there were borrowings of $55,300 under this facility. The Company plans on utilizing the funds for working capital needs, acquisitions and stock repurchases. In January 2000, the Company borrowed $20,000 for the cash portion of the January 3, 2000 acquisition of Nutrition Warehouse, Inc. During the nine months ended June 30, 2000, the Company paid down $32,700 and borrowed $34,000 under this facility.

The Company believes that existing cash balances, internally-generated funds from operations, and amounts available under the CGA will provide sufficient liquidity to satisfy the Company's working capital needs for the next 12 months and to finance anticipated capital expenditures incurred in the normal course of business.

Net cash provided by operating activities was $92,100 for the nine months ended June 30, 2000 and $42,800 for the comparable period in 1999 primarily due to increases in net income, depreciation and amortization and accrued expenses as well as a decrease in inventory. Net cash used in investing activities was $83,300 for the nine months ended June 30, 2000 and $28,400 for the comparable period in 1999 due to the acquisition of NW and retail stores and plant expansion programs. Net cash used in financing activities was $4,100 in 2000 due to payment of loans and provided by financing activities was $3,800 in 1999 due to borrowings under the CGA.

Management believes that inflation did not have a significant impact on its operations.

Year 2000

The Company will continue to monitor its business processes and third parties for potential problems that could arise during the calendar year 2000. Based on the Company's preparations prior January 1, 2000 and the absence of any problems to date, no significant disruptions are anticipated.

New accounting standards

Effective October 1, 1998, Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments. It also established standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 requires comparative information for earlier years to be restated. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information.

In June 1998, the FASB issued SFAS No. 133, "Statement of Financial Accounting Standards Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, is effective for the Company in fiscal 2002. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position, however, it is currently reviewing the impact of adopting such pronouncement.

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

NBTY, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

(Unaudited)

Item 1.    Legal Proceedings

      The Company brought litigation related to a partial price fixing against certain raw material vitamin suppliers.

Item 2.    Changes in Securities

      Not applicable.

Item 3.    Defaults upon Senior Securities Not applicable.

      Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.    Other Information

      Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

      There was no Form 8-K filed during the nine months ended June 30, 2000.

NBTY, INC. and SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

NBTY, INC.
Date August 9, 2000	/s/ Harvey Kamil Harvey Kamil, Executive Vice President, Secretary (Principal Financial and Accounting Officer)