Form 10-Q/A
period 2000-06-30
NBTY INC
filed 2000-08-17
CIK 70793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

YES [x]          NO [  ]

Number of Shares of Common Stock Outstanding as of June 30, 2000:   -  68,463,699

INTRODUCTORY NOTE

This change addresses only the three months ended June 30, 1999. This Form 10-Q/A amends an error in transmission of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000. In preparing the 10-Q for conversion to EDGAR, in "Part I, Item1. Financial Statement", the Litigation charge of $4,600,000 was omitted from the Condensed and Consolidated Statement of Income for the three months ended June 30, 1999 and consequently the sub-total of Cost and Expenses, Income from Operations, Income Before Taxes and Net Income were affected. Net Income Per Share was not affected.

NBTY, INC. and SUBSIDIARIES
PART I - Financial Information Item 1. Financial Statements.
Condensed Consolidated Balance Sheets - June 30, 2000 (unaudited) and September 30, 1999	1-2
Condensed Consolidated Statements of Operations - (unaudited) Three months Ended June 30, 2000 and 1999	3
Condensed Consolidated Statements of Operations - (unaudited) Nine months Ended June 30, 2000 and 1999	4
Condensed Consolidated Statements of Stockholders' Equity Year ended September 30, 1999 and (unaudited) Nine months Ended June 30, 2000	5
Condensed Consolidated Statements of Cash Flows - (unaudited) Nine months Ended June 30, 2000 and 1999	6-7
Notes to Condensed Consolidated Financial Statements (unaudited)	8-13
Signature	14

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(Dollars and shares in thousands)	June 30, 2000 (Unaudited)	September 30, 1999

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

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)
	For the three months ended June 30,
(Dollars and shares in thousands, except per share amounts)	2000	1999
Net sales	$172,102	$155,062
Cost and expenses: Cost of sales Catalog printing, postage and promotion Selling, general and administrative Recovery of raw material cost Litigation charge	74,020 7,135 69,287 (2,511) 147,931	73,982 7,613 57,563 4,600 143,758
Income from operations	24,171	11,304
Other income (expense): Interest, net Miscellaneous, net	(5,011) 934 (4,077)	(4,456) 203 (4,253)
Income before income taxes	20,094	7,051
Income taxes	8,037	2,717
Net income	$ 12,057	$ 4,334
Net income per share: Basic Diluted	$ 0.18 $ 0.17	$ 0.06 $ 0.06
Weighted average common shares outstanding: Basic Diluted	67,495 69,729	69,672 70,534

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

5.    Earnings per share (EPS)

Basic EPS computations are based on the weighted average number of common shares outstanding during the three and nine month periods ended June 30, 2000 and 1999. Diluted EPS include the dilutive effect of outstanding stock options, as if exercised. The following is a reconciliation between the basic and diluted EPS:
	For the three months June 30,		For the nine months June 30,
	2000	1999	2000	1999
Numerator: Numerator for basic EPS -- Income available to common stockholders Numerator for diluted EPS -- Income available to common stockholders	$12,057 $12,057	$ 4,334 $ 4,334	$38,536 $38,536	$14,640 $14,640
Denominator: Denominator for basic EPS -- Weighted average shares Effect of dilutive securities: Stock options Denominator for diluted EPS -- Weighted average shares	67,495 2,234 69,729	69,672 862 70,534	66,937 2,236 69,173	70,766 1,129 71,895
Net EPS: Basic EPS Diluted EPS	$ 0.18 $ 0.17	$ 0.06 $ 0.06	$ 0.58 $ 0.56	$ 0.21 $ 0.20

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

NBTY, INC.
Date August 17, 2000	/s/ Harvey Kamil Harvey Kamil, Executive Vice President, Secretary (Principal Financial and Accounting Officer)