Form 10-K
period 2000-09-30
NBTY INC
filed 2000-12-27
CIK 70793

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2000.
                                       OR
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

                               (631) 567-9500
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System at December 7, 2000 was approximately $256,552,600. On such date, the closing price of the Registrant's Common Stock as reported by NASDAQ, was $5.03. The number of shares of Common Stock of the Registrant outstanding at December 7, 2000 was approximately 68,289,000.

Documents Incorporated by Reference: None

                                 NBTY, INC.
                       2000 ANNUAL REPORT OF FORM 10-K
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
Contributions
Contingency Plans

Recent Financial Accounting Standards Board Statements

Forward Looking Statements.

      This annual report on Form 10-K contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company. All of these forward looking statements, which can be identified by the use of terminology such as "believe", "expects", "may", "will", "should", or "anticipates", or the negative thereof, or variations thereon, or comparable terminology, or by discussions of strategy which, although believed to be reasonable, are inherently uncertain. Factors that may affect such differences include (i) adverse publicity regarding the consumption of nutritional supplements;
(ii) adverse federal, state or foreign legislation or regulation or adverse determinations by regulators; (iii) slow or negative growth in the nutritional supplement industry; (iv) inability of the Company to successfully implement its business strategy; (v) increased competition;
(vi) increased costs; (vii) loss or retirement of key members of management; (viii) increases in the Company's cost of borrowings and unavailability of additional debt or equity capital; (ix) changes in general worldwide economic and political conditions in the markets in which the Company may compete from time to time; (x) the inability of the Company to assimilate acquisitions into the mainstream of its business; (xi) exposure to, expense of defending and resolving, product liability claims and other litigation; (xii) the Company's inability to manage growth and execute its business plan; (xiii) the ability of the Company to manage its retail operations efficiently; (xiv) consumer acceptance of the Company's products; (xv) the ability of the Company to renew leases on its retail locations; (xvi) the Company's ability to consummate future acquisitions;
(xvii) the absence of clinical trials for many of the Company's products; (xviii) sales and earnings volatility; (xix) the Company's ability to manufacture its products efficiently; (xx) the rapidly changing nature of the internet and on-line commerce; (xxi) fluctuations in foreign currencies, and more particularly the British Pound; (xxii) import-export controls on sales to foreign countries; (xxiii) the inability of the Company to secure favorable new sites for, and delays in opening, new retail locations; (xxiv) unavailability of, or inability to consummate, advantageous acquisitions in the future; (xxv) the mix of the Company's products and the profit margins thereon; (xxvi) the availability and pricing of raw materials; (xxvii) other factors beyond the Company's control; and (xxviii) factors discussed in the Company's filings with the Securities and Exchange Commission.

      Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

                                   PART I

Item 1.     BUSINESS

General

      NBTY, Inc. (the "Company") is a leading vertically integrated manufacturer, marketer and retailer of a broad line of high quality, value-priced nutritional supplements in the United States, the United Kingdom and internationally. Under a number of brands, the Company offers approximately 1,000 products, including vitamins, minerals, herbs, amino acids, sports nutrition products, diet aids and other nutritional supplements. NBTY targets the growing value-conscious consumer segment by offering high quality products at a value price point. NBTY markets its multi-branded products through a four channel distribution system: (i) Puritan's Pride/direct response, the leading U.S. nutritional supplement e-commerce/direct response program under the Puritan's Pride and Nutrition Headquarters brands, catalogs, and through the internet; (ii) Vitamin World retail stores, of which there are currently approximately 500 located strategically throughout the United States(1), Guam and Puerto Rico; (iii) Holland & Barrett retail stores of which there are currently 432 located strategically throughout the United Kingdom; and (iv) wholesale distribution to drug store chains, supermarkets, independent pharmacies and health food stores primarily under the Nature's Bounty brand and through a network marketing program. NBTY currently manufactures approximately 90% of the nutritional supplements it sells.

[FN]
--------------------
<F1>  which includes 14 Nutrition Warehouse retail stores owned and operated by the Company.

Business Strategy

      The Company's objective is to increase sales, improve profitability and strengthen its industry leading position through the following key strategies:

      Enhance Vertical Integration. Management believes that vertical integration creates a significant competitive advantage by allowing the Company to: (i) maintain higher quality standards while lowering product costs, a portion of which are passed on to the customer as lower prices;
(ii) more quickly respond to scientific and popular reports and consumer buying trends; (iii) assure delivery schedules; (iv) reduce dependence on outside suppliers; and (v) improve overall operating margins. The Company continually evaluates ways to further enhance its vertical integration. For example, NBTY has become the primary supplier of nutritional supplements to Holland & Barrett, which was purchased in 1997. As a result, the costs of such products sold by Holland & Barrett stores have been lowered. Management believes this should increase overall profit margins while improving productivity for NBTY's manufacturing facilities.

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

      Increase Puritan's Pride direct response sales. NBTY expects to continue to strengthen its e-commerce/direct response sales by:(i)
improving automated picking and packing to fulfill sales order requests with greater speed and accuracy; (ii) increasing manufacturing capability to quickly introduce and deliver new products in response to customer demand; (iii) using more frequent
promotions to further improve response rates; and (iv) promoting the Internet website. In addition, the Company intends to continue its strategy of acquiring the customer lists, brand names and inventory of other mail order companies which have similar or complementary products and which the Company believes it can integrate into its own operations without adding substantial overhead expenses.

      Increase Retail Sales in the U.S. and U.K. In order to increase retail sales, NBTY is actively and strategically expanding its Vitamin World stores in the U.S. and selectively expanding its Holland & Barrett stores in the U.K. During calendar year 2000, the Company opened a total of 139 Vitamin World and Nutrition Warehouse stores to increase its penetration into regional malls and factory outlets. To date, the Company has more than 930 retail vitamin stores in operation, approximately 500 in the U.S. and 432 in the U.K.

      Integrate Strategic Acquisitions. NBTY completed the acquisition of Nutrition Warehouse, Inc. and affiliated companies at the end of 1999 and acquired the assets of: SDV Vitamins, a division of Rexall Sundown, Inc., Healthwatchers System and Feeling Fine Company in the year 2000. NBTY has integrated Nutrition Warehouse mail order operations by: (i) merging customer lists into the Company's computerized mailing list; (ii) expanded product lines; (iii) redesigned mail order catalogs; (iv) re-priced certain products; and (v) implemented proven marketing techniques. The Company intends to continue to pursue acquisition opportunities, both in the U.S. and internationally, that complement or extend its existing product lines, expand its distribution channels or are compatible with its business philosophy and strategic goals.

      Build Infrastructure to Support Growth. NBTY has technologically advanced, state-of-the-art manufacturing and production facilities, with total production capacity of approximately ten billion tablets and capsules per year. The Company's 131,000 square foot state-of-the-art soft gelatin encapsulation manufacturing facility on 62 acres, on Long Island, New York, is capable of producing five billion soft gel capsules per year. The Company regularly evaluates its operations and makes investments in building infrastructure, as necessary, to support its continuing growth.

      Experienced Management Team. The Company's management team has extensive experience in the nutritional supplement industry and has developed long-standing relationships with its suppliers and its customers. The executive officers and directors have an average of approximately 20 years with the Company.

Industry Overview

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

      The Company's principal executive offices are located at 90 Orville Drive, Bohemia, New York 11716 and its telephone number is 631-567-9500. The Company's United Kingdom subsidiary, Holland & Barrett, has its principal executive office in Nuneaton, United Kingdom.

Marketing and Distribution

      The Company operates in four reportable business segments: Puritan's Pride/direct response, U.S. retail, U.K. retail, and wholesale (which include network marketing).

Operating Segments

      The following table sets forth the percentage of net sales for each of the Company's operating segments:


                                     Fiscal Years Ended September 30,
                                    1998          1999          2000
                                    ----------------------------------

Puritan's Pride/direct response      33%           28%           25%
Retail:  U.S.                        12%           17%           21%
         U.K.                        32%           35%           34%
Wholesale                            23%           20%           20%

      Puritan's Pride/direct response. The Company offers, through mail order and e-commerce, its full line of vitamins and other nutritional supplement products as well as selected personal care items under its Puritan's Pride and Nutrition Headquarters brand names at prices which are normally at a discount from those of similar products sold in retail stores.

      Through its Puritan's Pride and Nutrition Headquarters brands, NBTY is the leader in the U.S. direct response nutritional supplement industry with over six million customers and with response rates which management believes to be above the industry average. The Company mails its catalogs approximately eight times a year. NBTY intends to continue to appeal to new customers in its direct response operation through aggressive marketing techniques both in the U.S. and the U.K., and through selective acquisitions.

      In order to maximize sales per catalog and reduce mailing and printing costs, the Company regularly updates its mail order list to include new customers and to eliminate those who have not placed an order within a designated period of time. In addition, in order to add new customers to its mailing lists and websites and to increase average order sizes, the Company places advertisements in newspaper supplements, conducts insert programs with other mail order companies and has special promotions on a quarterly basis which offer customers combinations of products and quantities at promotional prices. The Company's use of state-of-the-art equipment in its catalog operations, such as computerized co-mailing, address bar coding and automated picking and packing systems enables the Company to fill orders typically within 48 hours of their receipt. The Company's position as a leading direct response nutritional supplement distributor and its utilization of state-of-the-art picking and packing systems allows the Company to lower its per customer distribution costs, thereby enhancing margins and enabling the Company to offer its products at lower prices than its competitors.

      The Company's www.puritan.com website provides a practical and convenient method for consumers wishing to purchase products to promote healthy living. By using this website, consumers have access to the full line of more than 1,000 products which are offered through the Company's Puritan's Pride mail order catalog. Consumer orders are processed with the speed, economy and efficiency of the Company's automated picking and packing system.

      The Company maintains another website, www.vitaminworld.com, to accommodate customers who wish to purchase nutritional supplements on the internet, or in person, at any one of its stores. This website provides the consumer with information concerning the products offered in the Company owned and operated stores and with information about store locations.

      * Retail U.S. The Company is on target for operating approximately 500 stores located in 45 states, Guam and Puerto Rico, under the name Vitamin World by the end of calendar 2000. Such locations carry a full line of the Company's products under the Vitamin World brand name and also carry products manufactured by others. Through direct interaction between the Company's personnel and the public, the Company is able to identify buying trends, customer preferences or dislikes, acceptances of new products and price trends in various regions of the country. This information is useful in initiating sales programs for all divisions of the Company.

      * Retail U.K. Holland & Barrett ("H&B") is one of the leading nutritional supplement retailers in the United Kingdom, presently having 432 locations. H&B markets a broad line of nutritional supplement products, including vitamins, minerals and other nutritional supplements (approximately 60% of H&B's revenues) as well as food products, including fruits and nuts, confectionery and other items (approximately 40% of H&B's revenues). During the 2000 fiscal year, the Company built a 146,000 square foot warehouse in the U.K. in order to service a growing demand for nutritional supplements and to provide a facility for future growth and additional retail locations in the U.K. and operations in continental Europe.

      Wholesale.

      * Mass Marketing. The Company markets its products under various brand names to many stores, including leading drug store chains and supermarkets, independent pharmacies, health food stores, health food store wholesalers and other retailers such as mass merchandisers. The Nature's Bounty brand is sold to drug store chains and drug wholesalers. The Company sells a full line of products to supermarket chains and wholesalers under the brand name Natural Wealth at prices designed for the "price conscious" consumer. The Company sells directly to health food stores under the brand name Good 'N Natural and sells products, including a specialty line of vitamins, to health food wholesalers under the brand name American Health. The Company has expanded sales of various products to many countries throughout Europe, Asia and Latin America. In 1999, NBTY established Dynamic Essentials (DE), Inc. ("DEI"), a company in the Network Marketing industry comprised of approximately 3,000 independent distributors, marketing nutritional and personal care products throughout the United States. DEI represents a strategic opportunity for NBTY to establish an additional channel of distribution. Network Marketing offers NBTY the opportunity to develop and market a line of proprietary products such as LH12, a new weight loss system. Additionally, DEI utilizes innovative production techniques including an industry first SuperFresh Nitrogen Packaging, which is a modified atmosphere packaging process.

Sales, Marketing and Advertising

      The Company has approximately 2,460 sales associates located throughout the U.S., Guam and Puerto Rico in its Vitamin World stores, and 60 associates who sell to NBTY's wholesale distributors and approximately 3,000 network marketing distributors. In addition, NBTY sells through commissioned sales representative organizations. For the fiscal years ended September 30, 1999 and 2000, NBTY spent approximately $33 million and $34 million, respectively, on advertising and promotions including print and media and cooperative advertising. NBTY creates its own advertising materials through a staff of approximately 30 associates. H&B employs approximately 3,000 associates, with approximately 2,752 in retail, 121 in distribution and 120 in administration. H&B runs advertisements in national newspapers. H&B conducts sales promotions and publishes a glossy magazine with articles and promotional materials. The Company expects advertising costs to increase as part of its effort to increase net sales.

Manufacturing, Distribution and Quality Control

      The Company employs approximately 1,804 manufacturing, shipping and packaging associates throughout the United States. All of the Company's manufacturing is performed in the New York metropolitan area and in Illinois and is conducted in accordance with good manufacturing practice standards promulgated by the United States Food and Drug Administration and other applicable regulatory standards. The Company believes that the capacity of its manufacturing and distribution facilities is adequate to meet the requirements of its current business and will be adequate to meet the requirements of anticipated increases in net sales.

      The Company's manufacturing process places special emphasis on quality control. All raw materials used in production initially are held in quarantine during which time the Company's laboratory technicians assay the production against the manufacturer's certificate of analysis. Once cleared, a lot number is assigned, samples are retained and the material is processed by formulating, mixing and granulating, compression and sometimes coating operations. After the tablet is manufactured, laboratory technicians test its weight, purity, potency, dissolution and stability. When products such as vitamin tablets are ready for bottling, the Company's automated equipment counts the tablets, inserts them into bottles, adds a tamper-resistant cap with an inner safety seal and affixes a label. The Company uses computer-generated documentation for picking and packing for order fulfillment.

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

Flexible production line changeover capabilities and reduced cycle times allow the Company to respond quickly to changes in manufacturing schedules.

Research and Development

      In 2000, 1999 and 1998, the Company did not expend any significant amounts for research and development of new products.

      Inventory Control. The Company has installed inventory control systems at its facilities that enable it to track each product as it is received from its supply sources through manufacturing and shipment to its customers. To facilitate this tracking, a significant number of products sold by the Company are bar coded. The Company's inventory control systems report shipping, sales and individual SKU level inventory information. The Company manages the retail sales process by monitoring customer sales and inventory levels by product category. The Company believes that its distribution capabilities enable it to increase flexibility in responding to the delivery requirements of its customers.

      Information from the Company's point-of-sale computer system is regularly reviewed and analyzed by the purchasing staff to assist in making merchandise allocation and markdown decisions. The Company uses an automated reorder system to maintain in-stock positions on key items. These systems provide management with the information needed to determine the proper timing and quantity of reorders.

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

      The Company's direct competition consists primarily of independent, publicly and privately owned companies, highly fragmented in terms of both geographical market coverage and product categories. The Company also competes in the nutritional area with companies having broader product lines and larger sales volumes.

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

      NLEA prohibits the use of any health claim (as distinguished from "statements of nutritional support" permitted by DSHEA) for foods, unless the health claim is supported by significant scientific agreement and is pre-approved by the FDA.

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

      The Company is also subject to regulation under various international, state and local laws that include provisions specifying, among other things, the marketing of dietary supplements and the operations of direct sales programs. The Company may be subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations that the Company considers favorable, such as DSHEA, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. These regulations could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record-keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

      The Company may be subject to additional laws or regulations administered by the FDA or other Federal, State or foreign regulatory authorities, the repeal or amendment of laws or regulations which the Company considers favorable, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional record-keeping requirements, expand documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all such requirements could have a material adverse effect on the Company's results of operations and financial position.

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

International Operations

      In addition to the U.K., the Company markets its nutritional supplement products through distributors and direct mail in many countries throughout Europe, Asia, North America and the Pacific Rim countries.

      The Company's international operations are conducted in a manner substantially the same as those conducted domestically; however, in order to conform to local variations, economic realities, market customs, consumer habits and regulatory environments, differences exist in the products and in the distribution and marketing programs.

      The Company's international operations are subject to many of the same risks faced by the Company's domestic operations. These include competition and the strength of the relevant economy. In addition, international operations are subject to certain risks inherent in carrying on business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls and the economic and political policies of foreign governments. The importance of these risks increases as the Company's international operations grow and expand. Virtually all of the Company's international operations are affected by foreign currency fluctuations, and, more particularly, changes in the value of the British pound.

Trademarks

      U.S. The Company owns trademarks registered with the United States Patent and Trademark Office and many other major jurisdictions throughout the world for its Nature's Bounty, Holland & Barrett, Good' N Natural, American Health, Puritan's Pride, Vitamin World, Natural Wealth and Nutrition Headquarters trademarks, among others, and has rights to use other names essential to its business. Federally registered trademarks have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. The Company regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement.

      U.K. Operations. H&B owns trademarks registered with the appropriate U.K. agencies for its Holland & Barrett trademark and has rights to use other names essential to its business.

Associates

      NBTY. As of September 30, 2000, NBTY (excluding H&B) employed approximately 4,300 persons, of whom approximately 54 are in executive and administrative capacities, 2,523 are in sales and 1,804 are in manufacturing, shipping and packaging. None of the Company's associates are represented by a labor union. The Company believes its relationship with its associates is excellent.

      H&B. During fiscal 2000, H&B employed an average of approximately 3,000 persons, of whom approximately 120 worked in executive or administrative capacities, 121 worked in warehouse and distribution and 2,752 worked in retail stores. There is no trade union representation at H&B. H&B management believes that its relationship with its associates is excellent.

Item 2.     PROPERTIES

      U.S. The Company owns a total of approximately 1,300,000 square feet of plant facilities located in Bohemia, New York, Holbrook, New York, Bayport, New York and elsewhere. The Company also leases approximately 75,000 square feet of warehouse space in Ronkonkoma, New York, 40,000 square feet in south Plainfield, New Jersey, and approximately 10,000 square feet of warehouse space in Reno, Nevada. The Company leases and operates approximately 496 retail locations under the name Vitamin World and Nutrition Warehouse in 45 States in the U.S. and Guam and Puerto Rico. The stores have an average selling area of 1,200 to 1,500 square feet. Generally, the Company leases the properties for three to five years at annual base rents ranging from $12,000 to $94,000 and percentage rents in the event sales exceed a specified amount.

      U.K. Holland & Barrett leases all of the locations of its 432 retail stores for terms varying between 10 and 25 years at varying rents. The stores have an average selling area of 1,200 square feet. No percentage rents are payable.

      The following is a listing of all properties owned or leased by the
Company:


                                    Type of                 Approx      Leased
      Location                      Facility               Sq. Feet    or Owned
-------------------------------------------------------------------------------

UNITED STATES:
--------------
Bohemia, NY               Administration & Production      169,000      Owned
Bohemia, NY               Manufacturing                     80,000      Owned
Bohemia, NY               Manufacturing                     75,000      Owned
Holbrook, NY              Warehouse & Distribution         230,000      Owned
Holbrook, NY              Engineering                       17,000      Owned
Ronkonkoma, NY            Administration &
                          Distribution                     110,000      Owned
Ronkonkoma, NY            Warehouse                         75,000      Leased
                                                           (term - October 2005)
Bayport, NY               Production                        17,500      Owned
Bayport, NY*              Manufacturing                    131,000      Owned
Mineola, NY               Administrative                     7,500      Owned
Reno, NV                  Warehouse                         25,000      Leased
                                                           (term - June 2001)
Carbondale, IL            Administration & Production       80,000      Owned
Carbondale, IL            Administration                    15,000      Owned
South Plainfield, NJ      Manufacturing                     66,000      Owned
Murphysboro, IL           Manufacturing                     65,000      Owned
South Plainfield, NJ      Warehouse                         40,000      Leased
                                                           (term - May 2006)



UNITED KINGDOM:
---------------
September 2011
Hinckley                  Warehouse & Administration        50,000      Leased
                                                           (term-October 2016)
Nuneaton                  Administration                     9,000      Leased
                                                           (term-June 2012)
Burton                    Administration & Warehouse       146,000      Owned


* Situated on 62 acres owned by the Company, which allows for construction of additional facilities, if required.


Warehousing and Distribution

      The Company dedicated approximately 540,000 square feet to warehousing and distribution in its Long Island, NY; Carbondale, IL; Reno, NV; and Hinckley and Burton, U.K. facilities.

      The Company's warehouse and distribution centers are efficiently integrated with the Company's order entry systems to enable the Company to ship out mail orders typically within 48 hours of their receipt. Once a customer's telephone order is completed, the Company's computer system forwards the order to the Company's distribution center, where all necessary distribution and shipping documents are printed to facilitate processing. Thereafter, the orders are prepared, picked, packed and shipped continually throughout the day. The Company operates a proprietary, state-of-the-art, automated picking and packing system for frequently shipped items. The Company is capable of fulfilling 25,000 orders daily. A system of conveyors automatically routes boxes carrying merchandise throughout the distribution center for fulfillment of orders. Completed orders are bar-coded and scanned and the merchandise and ship date are verified and entered automatically into the customer order file for access by sales associates prior to being shipped. The Company ships its orders primarily through the U.S. Postal Service, serving domestic and international markets.

      The Company currently distributes its products from its distribution centers through contract and common carriers in the U.S. and by Company owned trucks in both the U.S. and the U.K. Deliveries are made directly to Company owned and operated Vitamin World and Nutrition Warehouse stores once per week. In addition, the Company ships products overseas by container loads. The Company also operates additional distribution centers in Burton, U.K. Deliveries are made directly to Company owned and operated Holland & Barrett stores twice per week.

Item 3.     LEGAL PROCEEDINGS

      A consolidated stockholder class action is pending against the Company and certain of its officers and directors in the U. S. District Court of the Eastern District of New York, on behalf of stockholders who purportedly purchased shares of the Company between January 27, 2000 and June 15, 2000 (the "Class Period"). The class action alleges that the Company and individuals failed to disclose material facts during the Class Period that resulted in a decline in the price of the Company's stock after June 15,2000.

      In addition to the consolidated class actions, two stockholder derivative actions were filed in 2000 in the Chancery Court in Delaware against certain officers and directors. The derivative claims, which are expected to be consolidated in the Delaware Court, are predicated upon the stockholder class actions pending in New York.

      The Company and the named individuals deny all claims of wrongdoing and intend to defend the actions vigorously. However, no determination can be made as to the final outcome. The Company maintains policies of directors and officers professional liability insurance.

      Miscellaneous Claims and Litigation. The Company is involved in miscellaneous claims and litigation, which taken individually or in the aggregate, would not materially impact the Company's financial position, results of operations or its business.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      [Not applicable.]


                                   PART II

Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

                               DIVIDEND POLICY

      Since 1973, the Company has not paid any cash dividends on its Common Stock. On April 24, 1992, the Company effected a two-for-one stock split in the form of a 100% stock dividend to stockholders of record on May 8, 1992. On September 25, 1992, the Company effected a three-for-one stock split in the form of a 200% stock dividend to stockholders of record on November 2, 1992. On August 3, 1993, the Company effected a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on August 13, 1993. In addition, in March 1998 the Company effected a three-for-one stock split in the form of a 200% stock dividend. Future determination as to the payment of cash or stock dividends will depend upon the Company's results of operations, financial condition and capital requirements and such other factors as the Company's Board of Directors considers appropriate.

                         PRICE RANGE OF COMMON STOCK

      The Common Stock is traded in the over-the-counter market and is included for quotation on the National Association of Securities Dealers National Market System under the trading symbol "NBTY". The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock, as reported on NASDAQ/NMS:


Fiscal year ended September 30, 2000

                                          High         Low

      First Quarter                       12.50        6.75

      Second Quarter                      16.00        9.94

      Third Quarter                       19.06        5.94

      Fourth Quarter                       7.88        5.75


Fiscal year ended September 30, 1999

                                          High        Low

      First Quarter                       10.00        4.38

      Second Quarter                       8.00        4.63

      Third Quarter                        6.88        4.44

      Fourth Quarter                       9.00        5.81


      On December 7, 2000, the closing sale price of the Common Stock was $5.03. There were approximately 990 record holders of Common Stock as of December 7, 2000. The Company believes that there were in excess of 10,000 beneficial holders of Common Stock as of such date.

Item 6.     SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars and shares in thousands, except per share amounts)


                                                    1996          1997          1998          1999          2000
                                                  ----------------------------------------------------------------

Selected Income Statement Data:
Net sales                                         $265,670      $355,336      $572,124      $630,894      $720,856
Costs & expenses:
  Cost of sales                                    138,186       177,909       271,233       293,521       312,960
  Catalog printing, postage &
   promotion                                        26,695        27,932        32,176        32,895        33,709
  Selling, general &
   administrative                                   68,414        96,653       190,276       236,367       279,379

  Recovery of raw material costs                                                                            (2,511)

  Litigation settlement costs                                      6,368                       4,952

  Merger costs                                                                   3,528
                                                  ----------------------------------------------------------------
Income from operations                              32,375        46,474        74,911        63,159        97,319
Interest expense, net                               (2,431)       (7,471)      (16,518)      (18,945)      (18,858)
Other, net                                           1,430         1,817         3,921         1,388         4,491
                                                  ----------------------------------------------------------------
Income before income taxes                          31,374        40,820        62,314        45,602        82,952
Income taxes                                         9,168        11,694        23,474        18,323        31,444
                                                  ----------------------------------------------------------------
Net income                                        $ 22,206      $ 29,126      $ 38,840      $ 27,279      $ 51,508
                                                  ================================================================



Per Share Data:
Net income per common share:
  Basic                                           $   0.35      $   0.45      $   0.59      $   0.39      $   0.77
  Diluted                                         $   0.32      $   0.42      $   0.56      $   0.39      $   0.74
Weighted average common shares
 outstanding  (000):
  Basic                                             64,197        64,611        65,563        69,640        67,327
  Diluted                                           68,699        68,935        69,847        70,826        69,318

Selected Balance Sheet Data:
Working capital                                   $ 57,559      $ 70,850      $ 89,106      $121,103      $100,114
Total assets                                       171,948       571,177       500,457       539,384       603,613
Long-term debt, capital lease obligations
 and promissory notes payable, less current
 portion                                            23,570       341,159       173,531       219,508       200,478
Total stockholders' equity                         107,645       131,291       230,339       223,949       272,443

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Background

      NBTY, founded in 1971, is a leading vertically integrated manufacturer, marketer and retailer of a broad line of high quality, value-priced nutritional supplements. NBTY has continued to grow through its marketing practices and through a series of strategic acquisitions. Since 1986, the Company has acquired and integrated 17 companies participating in the direct response, retail and manufacturing of the nutritional supplement sector, including Holland & Barrett in August 1997, Nutrition Headquarters Group in 1998 and Nutrition Warehouse Group in fiscal 2000.

      In January 2000, NBTY completed the acquisition of a group of affiliated, privately-held companies located in Long Island, New York operating under the trade name of Nutrition Warehouse. The purchase price consisted of $20 million in cash and 1,059,000 shares of NBTY common stock. Nutrition Warehouse was comprised of a mail order operation and 14 retail stores. The acquisition was accounted for as a purchase.

      NBTY markets its multi-branded products through four distribution channels: (i) Puritan's Pride/direct response, (ii) Retail-Company owned and operated Vitamin World retail stores in the U.S., (iii) Company owned and operated Holland & Barrett retail stores in the U.K., and (iv) wholesale distribution to drug store chains, supermarkets, discounters, independent pharmacies, health food stores and network marketing. NBTY's net sales from Puritan's Pride/direct response, retail-U.S., retail-U.K. and wholesale operations were approximately 25%, 21%, 34% and 20%, respectively, for the year ended September 30, 2000.

      The Company recognizes revenue upon shipment or, with respect to its own retail stores, upon the sale of products. Net sales are net of all discounts, allowances, returns and credits. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products, other than two-piece capsule forms. Gross margins are affected by, among other things, changes in the relative sales mix among the Company's four distribution channels. Historically, gross margins from the Company's direct response/e-commerce and retail sales have typically been higher than gross margins from wholesale sales.

Results of Operations

      The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:


                                      Fiscal Years Ended September 30,
                                      --------------------------------
                                          1998      1999      2000
                                          ------------------------

Net Sales                                 100%      100%    100%



Costs and Expenses:
  Cost of sales                            47.4      46.5    43.3
  Catalog printing & promotion              5.6       5.2     4.7
  Selling, general & administrative        33.3      37.5    38.8
  Litigation                                0.0       0.8    (0.3)
  Merger-related costs                      0.6       0.0     0.0
                                          -----------------------

                                           86.9      90.0    86.5
                                          -----------------------

Income from operations                     13.1      10.0    13.5
Interest expense & other, net              (2.2)     (2.8)   (2.0)
                                          -----------------------
Income before income taxes                 10.9       7.2    11.5
Income taxes                                4.1       2.9     4.4
                                          -----------------------
Net Income                                  6.8%      4.3%    7.1%
                                          =======================

Fiscal Year Ended September 30, 2000 Compared to Year Ended September 30,
1999

      Net Sales. Net Sales for fiscal 2000 were $721 million, an increase of $90 million or 14% compared with net sales of $631 million in fiscal
1999. Of the $90 million increase, $46 million was attributable to retail-U.S. sales, $28 million was attributable to retail-U.K. sales, $9 million in wholesale and $7 million direct response/e-commerce. During 2000, the Company opened 139 stores which contributed $20 million in increased sales in the U.S. and 3 stores in the U.K. The acquisition of Nutrition Warehouse accounted for $7 million of the increase in retail U.S. sales.

      Cost of Sales. Cost of Sales for fiscal 2000 was $313 million, an increase of $19 million compared with the cost of sales of $294 million for fiscal 1999. As a percentage of sales, cost of sales decreased and, correspondingly, gross profit increased to 56.6% for 2000 from 53.5% for 1999. Such increase was due to various factors including: (i) lower manufacturing costs resulting from increased productivity at the Company's manufacturing facilities; (ii) increased sales of new products, which typically have higher gross margins; and (iii) generally higher margins on products manufactured by NBTY and sold in H&B stores. The Company's strategy is to continue to increase in-house manufacturing while decreasing
the use of outside suppliers in both the U.S. and the U.K.   In addition,
cost of sales includes a year end adjustment to inventory of $5.4 million for both 2000 and 1999, which is principally the result of the Company utilizing the gross profit method for interim reporting, and the year-end valuation of the Company's annual physical inventory.

      Catalog, Printing, Postage and Promotion. Catalog, printing, postage and promotion expenses were $34 million and $33 million for fiscal 2000 and 1999, respectively. Such costs as a percentage of net sales were 4.7% for 2000 and 5.2% for 1999. The decreased percentage was due to more efficient printing and mailing methods of the Company's catalog operation and increased sales.

      Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2000 were $279 million, an increase of $43 million, compared with $236 million for fiscal 1999. As a percentage of sales, selling, general and administrative expenses were 38.8% and 37.5% in

2000 and 1999, respectively. Of the $43 million increase, $11 million was attributable to rent expense, $17 million to payroll costs mainly associated with the retail-U.S. expansion program and $5 million was attributable to an increased depreciation expense as a result of the increase in capital expenditures.

      Recovery of raw materials costs. The Company received $2,511 in partial settlement of ongoing price fixing litigation brought by the Company against certain raw material vitamin suppliers.

      Interest Expense, Net. Interest expense was $19 million in fiscal 2000, the same amount as in fiscal 1999.

      Income Taxes. The Company's effective tax rate was 38.0% in fiscal 2000 and 40.2% in fiscal 1999. Such reduction is principally due to an increase in retail sales at Holland & Barrett, which has a lower effective tax rate than domestic sales.

      Net Income. Net income for fiscal 2000 was $52 million, compared with $27 million in fiscal 1999, an increase of $25 million.

Fiscal Year Ended September 30, 1999 Compared to Year Ended September 30,

1998

      Net Sales. Net sales for fiscal 1999 were $631 million, an increase of $59 million or 10% compared with net sales of $572 million in fiscal 1998. Of the $59 million increase, $37 million was attributable to retail-U.S. sales, $35 million was attributable to retail-U.K. sales, while there were decreases of $1 million in wholesale and $12 million in Puritan's Pride/direct response. During 1999, the Company opened 151 stores which contributed $18 million in increased sales in the U.S. and 8 stores in the U.K. The decrease in sales for Puritan's Pride/direct response was mainly due to the discontinuance of unprofitable sales at Nutrition Headquarters. Internet sales increased 550% to $4 million.

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

Liquidity and Capital Resources.

      The Company requires liquidity for capital expenditures and working capital needs, including debt service requirements. Total capital expenditures for the Company were $51.7 million for fiscal 2000, of which approximately $36.2 million was associated with the Company's retail expansion program.

      Working capital decreased $21 million to $100 million. The Company believes that the cash flow generated from its operations and amounts available under the Revolving Credit Facility should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses for the foreseeable future. In April 1999, the Company entered into an amended and restated Credit and Guarantee Agreement ("CGA") which expires September 2003 for $135,000. On July 17, 2000, the CGA was amended to $149,300. The CGA is comprised of two Revolving Credit Agreements of $50,000 each and a term loan of $49,300. At September 30, 2000, there were borrowings of $54,100 under this facility. In January 2000, the Company borrowed $20,000 for the cash portion of the January 3, 2000 acquisition of Nutrition Warehouse, Inc.
For the fiscal year
ended September 30, 2000, the Company paid down $35,400 and borrowed $34,000 under this facility. Virtually all the Company's assets are collateralized under the CGA.

      The Company utilized the CGA to buy back 288 shares ($2,511) during fiscal 2000 and 5,702 shares ($34,438) during fiscal year 1999 of its common stock under its stock purchase plan.


      The Company's debt instruments impose certain restrictions on the Company regarding capital expenditures and limit the Company's ability to: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities.

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

New Accounting Standards

      In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). SAB 101 does not change existing revenue recognition rules, but rather addresses and clarifies existing rules and their application. SAB 101 is effective for the Company beginning July 1, 2001 or fourth quarter of fiscal 2001. Management is currently assessing the impact of SAB 101 on the Company's results of operations and financial position.

      The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998 ("SFAS 133"). This statement, as amended, is effective in fiscal years beginning after June 15, 2000, although early adoption is permitted. This statement requires the recognition of the fair value of any derivative financial instruments on the balance sheet. Changes in fair value of the derivative and, in certain instances, changes in the fair value of an underlying hedged asset or liability, are recognized through either income or as a component of other comprehensive income. The adoption of SFAS 133 is not expected to have a significant impact on the Company's financial position or results of operations.

      During 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-14, "Accounting for Certain Sales Incentives", which addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. EITF 00-14 requires that costs relating to sales incentives, be classified as a reduction of revenue, and not in marketing or selling expenses. The Company will adopt EITF 00-14 effective April 1, 2001. Management does not believe that the adoption of EITF 00-14 will have a material impact on the Company's results of operations or presentation thereof.

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

      See attached financial statements.  Part IV, Item 14. Exhibits.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

                                  PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below are the names and other relevant information regarding executive officers and directors of the Company as of December 1, 2000. Their positions and tenure are as follows:


                                                             Year      Commenced
                                                             first      term of
                                                            elected    office as
Name                     Age      Position                  Director    Officer
--------------------------------------------------------------------------------

Scott Rudolph            43      Chairman of
                                 the Board, Chief
                                 Executive Officer,
                                 and President               1986          1986

Harvey Kamil             56      Executive Vice
                                 President,
                                 Secretary                   ----          1982

Michael C. Slade         51      Senior Vice President-
                                 Strategic Planning,
                                 Director                    1998          1999

James P. Flaherty        43      Vice President-
                                 Advertising                 ----          1988

William J. Shanahan      42      Vice President-
                                 Data Processing             ----          1988

Arthur Rudolph           72      Director                    1971          1971

Aram Garabedian          65      Director                    1971          ----

Bernard G. Owen          72      Director                    1971          ----

Alfred Sacks             73      Director                    1971          ----

Murray Daly              73      Director                    1971          ----

Glenn Cohen              41      Director                    1988          ----

Bud Solk                 66      Director                    1994          ----



Nathan Rosenblatt        43      Director                    1994          ----

Michael L. Ashner        47      Director                    1998          ----

      The Directors of the Company are elected to serve a three-year term or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders meeting or until removal by the Board, whether with or without cause.

      Scott Rudolph is the Chairman of the Board of Directors, President, Chief Executive and a shareholder of the Company. He is the Vice Chairman of Dowling College, Long Island, New York. He joined NBTY in 1986. He is the son of Arthur Rudolph.

      Harvey Kamil is the Executive Vice President, Chief Financial Officer and Secretary. He is on the Board of Directors of the Council for Responsible Nutrition and is on the Board of Directors of the National Nutritional Food Association. He joined NBTY in 1982.

      James P. Flaherty is the Vice President of Advertising. He joined NBTY in 1979.

      William J. Shanahan is the Vice President of Data Processing. He joined NBTY in 1980.

      Michael Slade is the Senior Vice President - Strategic Planning and is the President of the Company's wholly-owned subsidiary, Nutrition Headquarters (Delaware), Inc. He previously was an owner and Chief Executive Officer of that corporation's predecessor before its acquisition by the Company in 1998.

      Arthur Rudolph founded Arco Pharmaceuticals, Inc., NBTY's predecessor, in 1960 and founded the Company in 1971. He served as NBTY's Chief Executive Officer and Chairman of the Board of Directors since that date until his resignation in September 1993. He remains a member of the Board of Directors and a consultant to the Company. He is the father of Scott Rudolph.

      Aram Garabedian was elected a State Senator of the Commonwealth of Rhode Island in 2000 and had been a representative in that State's legislature from 1972 through 1978, 1998 through 2000. Since 1988, he has been a real estate developer in Rhode Island. He was associated with NBTY and its predecessor, Arco Pharmaceuticals, Inc., for 20 years in a sales capacity and as an officer.

      Bernard G. Owen has been associated with Cafiero, Cuchel and Owen Insurance Agency, Pitkin, Owen Insurance Agency and Wood-HEW Travel Agency for more than the past 5 years. He currently serves as Chairman of these firms.

      Alfred Sacks has been engaged as President of Al Sacks, Inc., an insurance agency for the past 30 years.

      Murray Daly, formerly a Vice President of J. P. Egan Office Equipment Co., has been a consultant to the office equipment industry for more than 5 years.

      Glenn Cohen is the President of Glenn-Scott Landscaping and Design and has served in that capacity for more than 5 years.

      Bud Solk has been President of Chase/Ehrenberg & Rosene, Inc., an advertising and marketing agency located in Chicago, Illinois since 1995. Previously, Mr. Solk had been President of Bud Solk
      Associates, Inc., which he founded in 1958.

      Nathan Rosenblatt is the President and Chief Executive Officer of Ashland Maintenance Corp., a commercial maintenance organization located in Long Island, New York and has served in that capacity for more than 5 years.

      Michael L. Ashner is President and Chief Executive Officer of Winthrop Financial Assoc., a firm engaged in the organization and administration of real estate limited partnership and has served in that capacity for more than 5 years.

Item 11.    EXECUTIVE COMPENSATION

      The following table sets forth information concerning compensation paid or accrued by the Company during the period ended September 30, 2000 to the Company's Chief Executive Officer and certain other highest compensated executive officers of the Company whose total compensation exceeded $100,000.

                         SUMMARY COMPENSATION TABLE


                                                                          Long-Term                  All Other
                                                                     Compensation Awards           Compensation:
Name and                                Annual Compensation       Restricted        Stock          Pension Plan
Principal Position            Year      Salary $      Bonus$       Stock($)       Options #      and 401(k) Plan $
-----------------------------------------------------------------------------------------------------------------

Scott Rudolph                 2000      621,792      425,000                     1,000,000             7,316
Chairman of the Board,        1999      609,600      500,000                       260,000             4,801
President and Chief           1998      600,008      400,000                     1,050,000             7,672
Executive Officer                                                                ---------

Harvey Kamil                  2000      310,896      200,000                       250,000             7,316
Executive Vice President,     1999      304,800      225,000                       250,000             4,801
Chief Financial Officer       1998      300,000      225,000                       150,000             7,672
                                                                                   -------

Michael C. Slade              2000      300,000       50,000                        30,000             7,316
Senior Vice President         1999      275,000      -------                       -------             3,312
Strategic Planning            1998      -------      -------                       -------             -----

James Flaherty                2000      185,000       75,000                        30,000             7,316
Vice President                1999      174,700       75,000                        20,000             4,801
Marketing & Advertising       1998      167,500       75,000                        30,000             7,672
                                                                                    ------

William Shanahan              2000      165,000       70,000                        20,000             7,316
Vice President                1999      152,000       60,000                        20,000             4,801
Data Processing               1998      146,000       60,000                        30,000             7,672
                                                                                    ------

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

      Effective January 1, 1997, the Company entered into a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, a director and founder of the Company. The agreement has been renewed for successive one year terms to provide services through December 31, 2001 with the consulting fee fixed by the Board of Directors of the Company, provided that in no event will the consulting fee be at a rate lower than $400,000 per year, payable monthly, with certain fringe benefits accorded to other executives of NBTY.

      On April 20, 1998, the Company entered into a one-year consulting agreement with Michael C. Slade, one of the former shareholders of Nutrition Headquarters Group. Under the terms of the agreement, as amended, Mr. Slade is the Senior Vice President - Strategic Planning of the Company and the President of Nutrition Headquarters Group subsidiary. He receives an annual compensation of $275,000 renewable at Mr. Slade's option, for up to two additional one-year periods. The agreement also provides for fringe benefits accorded other executives of NBTY. Mr. Slade has exercised his option to renew through 2001.

      Four members of Holland & Barrett's senior executive staff have service contracts, terminable by the Company upon twelve months' notice, at annual salaries ranging between approximately $75,000 and $200,000.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Management

      (a)  Security Ownership of Certain Beneficial Owners

Security ownership of persons owning of record, or beneficially, 5% or more of the outstanding Common Stock, as of December 15, 2000. The Company is not aware of any other beneficial holders of 5% or more of the Common Stock. All information with respect to beneficial ownership, set forth in the foregoing stock ownership table, is based on information furnished by the shareholder, director or executive officer, or contained in filings made with the Securities and Exchange Commission.

                                             Amount & Nature       Percent
                    Name and Address of      of Beneficial         of
Title of Class      Beneficial Owner         Ownership (1)         Class (1)
----------------------------------------------------------------------------

Common Stock        Scott Rudolph            12,670,126             18.6
Par Value           90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        NBTY, Inc.                3,095,109              4.5
(Par Value          Employee Stock           Record and
$.008)              Ownership Plan           Beneficial

<F1>  Includes shares issuable upon exercise of options held by executive officers and directors.

      (b)  Security Ownership of Management (Directors and Executive
Officers)


                                             Amount & Nature       Percent
                    Name and Address of      of Beneficial         of
Title of Class      Beneficial Owner         Ownership (1)         Class (1)
----------------------------------------------------------------------------

Common Stock        Scott Rudolph(2)         12,670,126             18.6
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        Harvey Kamil              1,541,725              2.3
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        Arthur Rudolph            1,586,893              2.3
(Par value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        Michael Slade             2,200,698              3.1
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial



Common Stock        James Flaherty              131,750               Nil
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        William Shanahan            205,000               Nil
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        Aram Garabedian              96,000               Nil
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        Bernard G. Owen              69,400               Nil
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        Alfred Sacks                 95,000               Nil
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        Murray Daly                  88,000               Nil
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        Glenn Cohen                  60,000               Nil
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        Bud Solk                     80,000               Nil
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        Nathan Rosenblatt            30,000               Nil
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        Michael Ashner               65,000               Nil
(Par Value          90 Orville Drive         Record and
$.008)              Bohemia, NY 11716        Beneficial

Common Stock        All Directors &          18,919,592             27.60
(Par Value          Executive Officers       Record and
$.008)              as a group               Beneficial
                    (14 persons)

<F1>  Each named person or group is deemed to be the beneficial owner of securities which may be acquired within 60 days through the exercise or conversion of options, if any, and such securities are deemed to be outstanding for the purpose of computing the percentage beneficially owned by such person or group. Such securities are not deemed to be outstanding for the purpose of computing the percentage of class beneficially owned by any person or group. Accordingly, the indicated number of shares includes shares issuable upon exercise of options (including employee stock options) and any other beneficial ownership of securities held by such person or group.
<F2>  Includes shares held in a Trust created by Arthur Rudolph for the benefit of Scott Rudolph and others.
<F3>  Includes shares held in a Trust created for the benefit of Mr.
      Slade's wife.

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

Vesting

      Once an associate is eligible, a portion of the stock in his or her account becomes "vested" each year, as follows:


Number of Years      Percentage of Shares
  of Service           earned each year
-----------------------------------------

      Less than 2             0%
      2 but less than 3      20%
      3 but less than 4      20%
      4 but less than 5      20%
      5 but less than 6      20%
      6 or more              20%

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

      During the fiscal year ended September 30, 2000, the following transactions occurred:

      A. Gail Radvin, Inc., a corporation wholly-owned by Gail Radvin, received commissions from the Company totaling $520,000 on account of sales in certain foreign countries and had trade receivable balances of approximately $2.5 million as of September 30, 2000. Gail Radvin is the sister of Arthur Rudolph (a director) and the aunt of Scott Rudolph (Chairman and President).

      B. Chase/Ehrenberg & Rosene, Inc., a company partly owned by Bud Solk, a director, placed advertising for the Company and received commissions of $163,923.

      C. Glenn-Scott Landscaping & Design, a company owned by Glenn Cohen, a director, performed landscaping and maintenance on the Company's properties and received $81,477 in compensation.

      D. Arthur Rudolph, a director, has been retained under a Consulting Agreement, at a minimum annual fee of $400,000, payable monthly, which Agreement has been renewed until December 31, 2001.

                                   PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

      (a) The following documents are filed as a part of this report

                                                                         Page
                                                                        Number
                                                                        ------

1.    Financial Statements

      Report of Independent Accountants                                     F-1



      Consolidated Balance Sheets as of
      September 30, 2000 and 1999                                           F-2

      Consolidated Statements of Income for the years
      ended September 30, 2000, 1999 and 1998                               F-3

      Consolidated Statements of Stockholders' Equity
      for the years ended September 30, 2000, 1999 and 1998                 F-4

      Consolidated Statements of Cash Flows for the years
      ended September 30, 2000, 1999 and 1998                               F-5 to F-6

      Notes to Consolidated Financial Statements                            F-7 to F-23

2.    Financial Statement Schedule

      Schedule II                                                           S-1

3.    Exhibits

      11.  Statement Re: Computation of Earnings Per Share

Item 8 Financial Statements and Supplementary Data

                      Report of Independent Accountants

To the Board of Directors and Stockholders of NBTY, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 34, present fairly, in all material respects, the financial position of NBTY, Inc. and Subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 35, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
November 14, 2000
New York, New York

NBTY, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2000 and 1999
(Dollars and shares in thousands)
---------------------------------------------------------------------------

Assets                                                     2000          1999

Current assets:
  Cash and cash equivalents                              $ 31,464      $ 18,269
  Accounts receivable, less allowance for doubtful
   accounts of $1,227 in 2000 and $1,248 in 1999           24,913        24,336
  Inventories                                             130,741       135,466
  Deferred income taxes                                     3,549         3,250
  Prepaid expenses and other current assets                20,269        19,243
                                                         ----------------------

      Total current assets                                210,936       200,564

Property, plant and equipment, net                        214,164       189,562
Intangible assets, net                                    172,124       141,410
Other assets                                                6,389         7,848
                                                         ----------------------

      Total assets                                       $603,613      $539,384
                                                         ======================

Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt and capital
   lease obligations                                     $ 12,829      $  1,799
  Accounts payable                                         61,100        45,366

  Accrued expenses                                         36,893        32,296
                                                         ----------------------

      Total current liabilities                           110,822        79,461

Long-term debt                                            199,095       217,136
Obligations under capital leases                            1,383         2,372
Deferred income taxes                                      17,050        12,233
Other liabilities                                           2,820         4,233
                                                         ----------------------

      Total liabilities                                   331,170       315,435
                                                         ----------------------

Commitments and contingencies (Notes 11 and 15)

Stockholders' equity:
  Common stock, $.008 par; authorized 175,000 shares
   in 2000 and 1999; issued 68,524 shares in 2000
   and 66,096 shares in 1999 and outstanding 68,289
   shares in 2000 and 66,096 shares in 1999                   548           529
  Capital in excess of par                                123,798       106,332
  Retained earnings                                       163,300       111,792
                                                         ----------------------
                                                          287,646       218,653
  Less, 235 treasury shares at cost, in 2000               (1,512)
  Stock subscriptions receivable                             (839)        (839)
  Accumulated other comprehensive (loss) earnings         (12,852)       6,135
                                                         ----------------------

      Total stockholders' equity                          272,443      223,949
                                                         ----------------------

      Total liabilities and stockholders' equity         $603,613     $539,384
                                                         =====================

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended September 30, 2000, 1999 and 1998
(Dollars and shares in thousands, except per share amounts)
---------------------------------------------------------------------------

                                                    2000          1999          1998

Net sales                                         $720,856      $630,894      $572,124
                                                  ------------------------------------

Costs and expenses:
  Cost of sales                                    312,960       293,521       271,233
  Catalog printing, postage and promotion           33,709        32,895        32,176
  Selling, general and administrative              279,379       236,367       190,276
  Recovery of raw material costs                    (2,511)
  Litigation settlement costs                                      4,952
  Merger related costs                                                           3,528
                                                  ------------------------------------

                                                   623,537       567,735       497,213
                                                  ------------------------------------

Income from operations                              97,319        63,159        74,911
                                                  ------------------------------------

Other income (expense):
  Interest, net                                    (18,858)      (18,945)      (16,518)
  Miscellaneous, net                                 4,491         1,388         3,921
                                                  ------------------------------------

                                                   (14,367)      (17,557)      (12,597)
                                                  ------------------------------------

Income before income taxes                          82,952        45,602        62,314

Income taxes                                        31,444        18,323        23,474
                                                  ------------------------------------

      Net income                                  $ 51,508      $ 27,279      $ 38,840
                                                  ====================================

Net income per share:
  Basic                                           $   0.77      $   0.39      $   0.59
  Diluted                                         $   0.74      $   0.39      $   0.56

Weighted average common shares outstanding:
  Basic                                             67,327        69,640        65,563
  Diluted                                           69,318        70,826        69,847

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended September 30, 2000, 1999 and 1998
(Dollars and shares in thousands)
---------------------------------------------------------------------------

                                                                                                Accumulated
                                                                                                  Other
                         Common Stock                           Treasury Stock                    Compre-                  Total
                      -----------------   Capital             -----------------       Stock       hensive       Total      Compre-
                      Number of          in Excess  Retained  Number of           Subscriptions   Income     Stockholders' hensive
                       Shares    Amount   of Par    Earnings    Shares   Amount     Receivable    (Loss)        Equity     Income
                      ---------  ------  ---------  --------  ---------  ------   ------------- ------------ ------------- -------

Balance, September
 30, 1997              23,041     $185   $ 56,550   $ 75,199     1,503  $ (3,206)     $   -       $  2,563     $131,291
Net income for year
 ended September
 30, 1998                                             38,840                                                     38,840   $ 38,840
S corporation
 distributions                                        (8,050)                                                    (8,050)
Exercise of stock
 options                   44                  40                                                                    40
Three-for-one
 stock split
 effected in the
 form of a 200%
 stock dividend        46,169      369       (369)               3,008                                                -
Exercise of stock
 options                   10                   3                                                                     3
Tax benefit from
 exercise of stock
 options                                      611                                                                   611
Public offering
 of common stock        3,450       28     58,826                                                                58,854
Foreign currency
 translation
 adjustment                                                                                          8,750        8,750      8,750
                       ------------------------------------------------------------------------------------------------------------

Balance, September
 30, 1998              72,714      582    115,661    105,989     4,511    (3,206)         -         11,313      230,339   $ 47,590
                                                                                                                          ========

Net income for year
 ended September
 30, 1999                                             27,279                                                     27,279   $ 27,279
Purchase of treasury
 shares, at cost                                                 5,702   (34,438)                               (34,438)
Treasury stock
 retired              (10,213)    (82)    (16,086)   (21,476)  (10,213)   37,644                                      -
Exercise of stock
 options                3,595      29         888                                      (839)                         78
Tax benefit from
 exercise of stock
 options                                    5,869                                                                 5,869
Foreign currency
 translation
 adjustment                                                                                         (5,178)      (5,178)    (5,178)
                       ------------------------------------------------------------------------------------------------------------

Balance, September
 30, 1999              66,096     529     106,332     111,792        -         -       (839)         6,135      223,949   $ 22,101
                                                                                                                          ========

Net income for year
 ended September
 30, 2000                                              51,508                                                    51,508   $ 51,508
Purchase of treasury
 shares, at cost                                                   288    (2,511)                                (2,511)
Acquisition of
 Nutrition Warehouse    1,059       8      12,235                                                                12,243
Treasury stock
 retired                  (53)               (999)                 (53)      999                                      -
Exercise of stock
 options                1,422      11       4,397                                                                 4,408
Tax benefit from
 exercise of
 stock options                              1,833                                                                 1,833
Foreign currency
 translation
 adjustment                                                                                        (18,987)     (18,987)   (18,987)
                       ------------------------------------------------------------------------------------------------------------

Balance, September
 30, 2000              68,524    $548    $123,798    $163,300      235   $(1,512)     $(839)      $(12,852)    $272,443   $ 32,521
                       ===========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended September 30, 2000, 1999 and 1998
(Dollars in thousands)
---------------------------------------------------------------------------

                                                                  2000          1999          1998

Cash flows from operating activities
  Net income                                                   $  51,508     $  27,279     $  38,840
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Gain on sale of product line                                                              (2,563)
    Loss on disposal/sale of property, plant
     and equipment                                                 1,119           401           587
    Depreciation and amortization                                 38,501        29,228        22,059
    Amortization of deferred financing costs                         787           683           704
    Amortization of bond discount                                    124           124           119
    Allowance for doubtful accounts                                   21            11            38
    Deferred income taxes                                          4,827         2,892         2,139
    Tax benefit from exercise of stock options                     1,833         5,869           611
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                          5,803        11,155        (2,673)
      Inventories                                                  8,039       (16,785)      (31,890)
      Prepaid real estate tax, catalog costs and other
       current assets                                              1,914        (7,870)        5,178
      Other assets                                                   417         1,323         2,938
      Accounts payable                                             6,093       (16,588)       (1,133)
      Accrued expenses                                             2,643         1,193        (3,962)
      Other liabilities                                             (211)                      1,240
                                                               -------------------------------------

        Net cash provided by operating activities                123,418        38,915        32,232
                                                               -------------------------------------

Cash flows from investing activities:
  Cash paid for acquisitions, net of cash acquired               (45,119)
  Purchase of property, plant and equipment                      (51,786)      (45,810)      (68,044)
  Increase in intangible assets                                                   (513)       (7,171)
  Proceeds from sale of property, plant and equipment                256                         493
  Proceeds from sale of short-term investments                                                 8,362
  Proceeds from sale of product line                                                           4,640
                                                               -------------------------------------

        Net cash used in investing activities                    (96,649)      (46,323)      (61,720)
                                                               -------------------------------------

Cash flows from financing activities:
  Net proceeds under line of credit agreement                      2,800        46,193         8,000
  Proceeds from public offering, less expenses                                                58,854
  Cash held in escrow                                                                        144,262
  Principal payments under long-term debt agreements
   and capital leases                                            (17,667)       (1,365)       (8,012)
  Purchase of treasury stock                                      (1,512)      (34,438)
  Proceeds from stock options exercised                            4,408            78            43
  Distributions to stockholders                                                               (8,050)
  Repayment of promissory note                                                              (169,909)
                                                               -------------------------------------

        Net cash (used in) provided by financing activities      (11,971)       10,468        25,188
                                                               -------------------------------------

Effect of exchange rate changes on cash and cash equivalents      (1,603)          901        (1,654)
                                                               -------------------------------------

Continued

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
September 30, 2000, 1999 and 1998
(Dollars in thousands)
---------------------------------------------------------------------------

                                                                  2000          1999          1998

Net increase (decrease) in cash and cash equivalents           $  13,195     $   3,961     $  (5,954)

Cash and cash equivalents at beginning of year                    18,269        14,308        20,262
                                                               -------------------------------------

Cash and cash equivalents at end of year                       $  31,464     $  18,269     $  14,308
                                                               =====================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                     $  20,224     $  18,320     $  19,852
  Cash paid during the period for income taxes                 $  16,116     $   8,785     $  18,105

Non-cash investing and financing information:
  In connection with the acquisition of Nutrition Warehouse, Inc. and its affiliated companies, on January 1, 2000, the Company issued 1,059 shares of NBTY stock having a market value of approximately $12,200 (Note 2).
  During fiscal 2000 and 1999, the Company entered into a capital lease for computer equipment for approximately $1,000 and $1,600, respectively.
  In July 2000, the Company sold certain assets for approximately $650 in exchange for a note to be paid over the next five years.

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
---------------------------------------------------------------------------

1.    Business Operations and Summary of Significant Accounting Policies

      Business operations
      The Company (as defined below) manufactures and sells vitamins, food supplements, and health and beauty aids primarily in the United States and the United Kingdom. The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Environmental Protection Agency and the United States Postal Service.

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

      Revenue recognition
      The Company recognizes revenue upon shipment or, with respect to its own retail store operations, upon the sale of products. The Company has no single customer that represents more than 10% of annual net sales or accounts receivable as of and for the years ended September 30, 2000, 1999 and 1998.

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

      Inventories
      Inventories are stated at the lower of cost or market. Cost is determined on the weighted average method which approximates first-in, first-out basis. The cost elements of inventory include materials, labor and overhead. In fiscal 2000 and 1999, no one supplier provided more than 10% of purchases.

      Prepaid catalog costs
      Mail order production and mailing costs are capitalized as prepaid catalog costs and charged to expense over the catalog period, which typically approximates three months.

      Advertising
      All media and cooperative advertising costs are generally expensed as incurred. Total expenses relating to advertising and promotion for fiscal 2000, 1999 and 1998 were $17,046, $13,323 and $16,356, respectively.
Included in prepaid expenses and other current assets is approximately $1,172 and $1,185 relating to prepaid advertising at September 30, 2000 and 1999, respectively.

      Property, plant and equipment
      Property, plant and equipment are carried at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. Expenditures which significantly improve or extend the life of an asset are capitalized. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the related assets or lease term.

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

      Shipping and handling costs
      The Company incurs shipping and handling costs in all divisions of its operations. These costs are included in selling, general and administrative costs and are $19,277, $19,096 and $16,404 for the years ended September 30, 2000, 1999 and 1998, respectively.

      Reclassifications
      Certain reclassifications have been made to conform prior year amounts to the current year presentation.

      New accounting standards
      In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). SAB 101 does not change existing revenue recognition rules, but rather, addresses and clarifies existing rules and their application. SAB 101 is effective for the Company beginning July 1, 2001, the fourth quarter of fiscal 2001. Management is currently assessing the impact of SAB 101 on the Company's results of operations and financial position.

      The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This statement, as amended, is effective in fiscal years beginning after June 15, 2000, although early adoption is permitted. This statement requires the recognition of the fair value of any derivative financial instruments on the balance sheet. Changes in fair value of the derivative and, in certain instances, changes in the fair value of an underlying hedged asset or liability, are recognized through either income or as a component of other comprehensive income. The adoption of SFAS 133 is not expected to have a significant impact on the Company's financial position or results of operations.

      During 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-14, "Accounting for Certain Sales Incentives", which addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. EITF 00-14 requires that costs relating to sales incentives be classified as a reduction of revenue, and not in marketing or selling expenses. The Company will adopt EITF 00-14 effective April 1, 2001. Management does not believe that the adoption of EITF 00-14 will have a material impact on the Company's results of operations or presentation thereof.

2.    Acquisitions

      In September 2000, the Company acquired certain assets and liabilities of Feeling Fine Company LLC for $2,964. In June 2000, the Company acquired certain assets and liabilities of Longevity

Formulas, Inc. (also known as "Healthwatchers System") and Martin Health Systems, Inc. for $5,150. In April 2000, the Company acquired the mailing list of Rexall Sundown's SDV vitamin catalog and mail order list for $16,500.

      On January 1, 2000, the Company acquired Nutrition Warehouse, Inc. and its affiliated companies ("NW") for $20,000 in cash and approximately 1,059 shares of NBTY stock having a market value of $12,200. NW operated a direct response/e-commerce business as well as 14 retail stores in various locations in New York state. The e-commerce business has been combined with the Company's Puritan.com operations and the retail stores have been merged into the Company's U.S. retail operations. Annual revenues approximated $14,000 for the e-commerce/direct response business as well as $14,000 in retail sales for the year ended December 31, 1999. The cash portion of the acquisition was funded with $20,000 in borrowings under the Company's Credit and Guarantee Agreement.

3.    Divestitures

      In July 2000, the Company sold certain assets of Bio Nutritional Formulas, Inc. for approximately $650 which will be paid in full over the ensuing five years. Bio Nutritional Formulas had sales of approximately $1,200 and operating income of approximately $150 in fiscal 1999. No gain was recognized on the sale.

      In April 1998, the Company sold certain assets of its cosmetic pencil operation for approximately $6,000, of which $4,500 was paid in cash with additional payments aggregating $1,500 to be paid over the ensuing three years. The cosmetic pencil business had insignificant operating results in fiscal 1998. The gain on such sale of approximately $2,600 is included in other income in the consolidated statements of income for the year ended September 30, 1998.

4.    Inventories

                                         September 30,
                                      ------------------
                                      2000          1999
                                      ----          ----

Raw materials                      $ 42,982      $ 47,212
Work-in-process                       2,101         4,904
Finished goods                       85,658        83,350
                                   ----------------------
                                   $130,741      $135,466
                                   ======================

5.    Property, Plant and Equipment


                                                                   Depreciation
                                                September 30,          and
                                          ----------------------   Amortization
                                             2000          1999       Period
                                             ----          ----    ------------

Land                                      $ 10,571      $ 10,128
Buildings and leasehold improvements        72,314        64,388      5 - 40
Machinery and equipment                     75,973        70,801      3 - 10
Furniture and fixtures                     130,322       100,938      5 - 10
Transportation equipment                     4,907         4,237      4
Computer equipment                          31,923        26,541      5
                                          ----------------------
                                           326,010       277,033
  Less accumulated depreciation and
   amortization                            111,846        87,471
                                          ----------------------
                                          $214,164      $189,562
                                          ======================

      Depreciation and amortization of property, plant and equipment for the years ended September 30, 2000, 1999 and 1998 was approximately $29,275, $22,177 and $15,952, respectively.

      Property, plant and equipment includes approximately $6,010 and $4,803 for assets recorded under capital leases at September 30, 2000 and 1999, respectively. Accumulated amortization of these capital leases at September 30, 2000 and 1999 was approximately $2,075 and $1,528, respectively.

6.    Intangible Assets

      Intangible assets, at cost, acquired at various dates are as follows:


                                                                   Depreciation
                                                September 30,          and
                                          ----------------------   Amortization
                                             2000          1999       Period
                                             ----          ----    ------------

Goodwill                                  $139,550     $142,889       20 - 40
Customer lists                              60,862       19,867        6 - 15
Trademarks and licenses                      1,661        1,472        2 - 3
Covenants not to compete                     1,854        1,305        5 - 7
                                          ---------------------
                                           203,927      165,533
  Less accumulated amortization             31,803       24,123
                                          ---------------------
                                          $172,124     $141,410
                                          =====================

      Amortization included in the consolidated statements of income under the caption "selling, general and administrative expenses" in 2000, 1999 and 1998 was approximately $9,226, $7,051 and $6,107, respectively.

7.    Accrued Expenses


                                               September 30,
                                             2000         1999

Payroll and related taxes                   $ 6,953      $ 6,453
Customer deposits                             5,543        4,838
Accrued purchases and interest                1,522        3,081
Income taxes payable                         11,405        5,566
Other                                        11,470       12,358
                                            --------------------
                                            $36,893      $32,296
                                            ====================

8.    Long-Term Debt


                                                                       September 30,
                                                                     2000        1999

Senior debt:
  8-5/8% Senior subordinated notes due 2007, net of unamortized
   discount of $871 in 2000 and $995 in 1999 (a)                   $149,129    $149,005
  Note payable due in monthly payments of $9, including interest
   at 8%, maturing March 2001                                           205         683
Mortgages:
  First mortgage payable in monthly principal and interest
   (10.375%) installments (b)                                                     7,010
  First mortgage payable in monthly principal and interest
   (9.73%) installments of $25, maturing in November 2009             1,844       1,963
  First mortgage payable in monthly principal and interest
   (7.375%) installments of $55 through 2011                          4,881       5,218
  First mortgage payable in monthly principal and interest
   (9.0%) installments of $3 through 2011                               209
Credit and Guarantee Agreement (c)                                    7,500      54,000
Term loan payable in quarterly principal and interest
 installments of $2,700 through March 2005 (c)                       46,600
                                                                   --------------------
                                                                    210,368     217,879
      Less current portion                                           11,273         743
                                                                   --------------------
                                                                   $199,095    $217,136
                                                                   ====================

(a) The 8-5/8% Senior Subordinated Notes (the "Notes") are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company. The Notes provide for the payment of interest semi-annually at the rate of 8-5/8% per annum.



(b) The Company repaid the outstanding mortgage during fiscal 2000 with long-term borrowings available under its Credit and Guarantee Agreement.
(c) In April 1999, the Company entered into an amended and restated Credit and Guarantee Agreement ("CGA"), which expires September 30, 2003, for $135,000. On July 17, 2000, the CGA was amended to $149,300. The CGA is comprised of two revolving credit agreements of $50,000 each and a term loan of $49,300. At September 30, 2000, there were borrowings of $54,100 under this facility at an annual borrowing rate of 7.81%. The CGA provides that loans be made under a selection of rate formulas, including prime or Euro currency rates. Virtually all of the Company's assets are collateralized under the CGA. In addition, the Company is subject to the maintenance of various financial ratios and covenants.

      Required principal payments of long-term debt are as follows:


Years ending
September 30,

  2001                                                       $ 11,273
  2002                                                         11,312
  2003                                                         11,355
  2004                                                         18,901
  2005                                                          4,051
  Thereafter                                                  153,476
                                                             --------
                                                             $210,368
                                                             ========

      The fair value of the Company's long-term debt at September 30, 2000 and 1999, based upon current market rates, approximates the amounts disclosed above.

9.    Capital Lease Obligations

      The Company enters into various capital leases for machinery and equipment which provide the Company with bargain purchase options at the end of such lease terms. Future minimum payments under capital lease obligations as of September 30, 2000 are as follows:


Years ending
September 30,

  2001                                                       $  1,496
  2002                                                          1,355
  2003                                                            254
  2004                                                              4
  2005                                                              1
                                                             --------
                                                                3,110
Less, amount representing interest                                171
                                                             --------
Present value of minimum lease payments (including $1,556
 due within one year)                                        $  2,939
                                                             ========

10.   Income Taxes

      Provision for income taxes consists of the following:


                        Year ended September 30,
                       2000       1999       1998

Federal
  Current            $12,640    $ 6,214    $16,398
  Deferred             4,551      2,810      2,596

State
  Current              1,300        639      1,686
  Deferred               468        289        267

Foreign provision     12,485      8,371      2,527
                     -----------------------------
Total provision      $31,444    $18,323    $23,474
                     =============================

      The following is a reconciliation of the income tax expense computed using the statutory Federal income tax rate to the actual income tax expense and its effective income tax rate.


                                                              Year ended September 30,
                                                2000                    1999                    1998
                                        --------------------    --------------------    --------------------
                                                    Percent                 Percent                 Percent
                                                   of pretax               of pretax               of pretax
                                        Amount      income      Amount      income      Amount      income

Income tax expense at statutory rate    $29,033      35.0%      $15,961      35.0%      $21,810      35.0%
State income taxes, net of federal
 income tax benefit                       2,986       3.6%        1,642       3.6%        2,243       3.6%
S corporation earnings not subject
 to income taxes (a)                                                                     (2,988)     (4.8%)
Amortization of goodwill                  2,155       2.6%        2,155       4.7%        2,155       3.5%
Other, individually less than 5%         (2,730)     (3.3%)      (1,435)     (3.1%)         254       0.5%
                                        -----------------------------------------------------------------
                                        $31,444      37.9%      $18,323      40.2%      $23,474      37.8%
                                        =================================================================

(a) Prior to the merger, Nutrition Headquarters Group had been treated as an S corporation for Federal and state tax purposes. Accordingly, taxable income had previously been reported to the individual stockholders for inclusion in their respective income tax returns with no provision for these taxes, other than certain minimum taxes, included in its financial statements.

      The components of deferred tax assets and liabilities are as follows:


                                                                2000         1999

Deferred tax assets:
  Current
    Inventory capitalization                                  $    637     $    455
    Accrued expenses and reserves not currently deductible       2,512        2,395
    Tax credits                                                    400          400
                                                              ---------------------
      Total current                                           $  3,549     $  3,250
                                                              =====================

  Noncurrent
    Intangibles                                                                (347)
    Reserves not currently deductible                         $    270          653
                                                              ---------------------
      Total noncurrent                                        $    270     $    306
                                                              =====================

Deferred tax liabilities:
  Property, plant and equipment                               $(17,320)    $(12,539)
                                                              =====================

11.   Commitments

      Operating leases
      The Company conducts retail operations under operating leases which expire at various dates through 2020. Some of the leases contain renewal options and provide for contingent rent based upon sales plus certain tax and maintenance costs.

      Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year at September 30, 2000 are as follows:


Years ending
September 30,

2001                $ 49,769
2002                  48,119
2003                  45,739
2004                  40,659
2005                  35,857
Thereafter            23,119
                    --------
                    $243,262
                    ========

      Operating lease rental expense (including real estate taxes and maintenance costs), and leases on a month to month basis were approximately $54,749, $44,299 and $31,562 for the years ended September 30, 2000, 1999 and 1998, respectively.

      Purchase commitments
      The Company was committed to make future purchases under various purchase order arrangements with fixed price provisions aggregating approximately $10,595 at September 30, 2000.

      Capital commitments
      The Company had approximately $2,696 in open capital commitments at September 30, 2000, primarily related to a manufacturing facility as well as to computer hardware and software.

      Employment and consulting agreements
      The Company has employment agreements with two of its officers. The agreements, which expire in January 2004, provide for minimum salary levels, including cost of living adjustments, and also contain provisions regarding severance and changes in control of the Company. The commitment for salaries as of September 30, 2000 was approximately $900 per year.

      The Company entered into an employment agreement with a former stockholder and officer of Nutrition Headquarters Group who is currently an officer and director of the Company. Such agreement was for a one-year term, subject to extension at the sole option of the officer for two additional one-year terms, and requires an annual payment of $275. The agreement was extended to April 2001.

      The Company maintains a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, a director of the Company. The agreement requires services to be provided to the Company through December 31, 2001 with the consulting fee fixed by the Board of Directors of the Company, provided that in no event will the consulting fee be at a rate lower than $400 per year, payable monthly, with certain fringe benefits accorded to other executives of the Company.

      Four members of H&B's senior executive staff have service contracts terminable by the Company upon twelve months notice, at annual salaries ranging between approximately $75,000 and $200,000.

12.   Earnings Per Share

      Basic earnings per share ("EPS") computations are calculated utilizing the weighted average number of common shares outstanding during the fiscal years. Diluted EPS include the weighted average number of common shares outstanding and the effect of common stock equivalents. The following is a reconciliation between basic and diluted EPS:


                                                              Year ended September 30,
                                                             2000        1999       1998

Numerator:
  Numerator for basic EPS - income available to
   common stockholders                                     $51,508     $27,279    $38,840
                                                           ==============================
  Numerator for diluted EPS - income available to
   common stockholders                                     $51,508     $27,279    $38,840
                                                           ==============================



Denominator:
  Denominator for basic EPS - weighted-average shares      $67,327     $69,640    $65,563
  Effect of dilutive securities:
    Stock options                                            1,991       1,186      4,284
                                                           ------------------------------
  Denominator for diluted EPS - weighted-average shares    $69,318     $70,826    $69,847
                                                           ==============================

Net EPS:                                                   $  0.77     $  0.39    $  0.59
  Basic EPS
                                                           ==============================
  Diluted EPS                                              $  0.74     $  0.39    $  0.56
                                                           ==============================

13.   Stock Option Plans

      The Board of Directors approved the issuance of 6,660 non-qualified options on September 23, 1990, exercisable at $0.21 per share, which terminated on September 23, 2000. In addition, on March 11, 1992, the Board approved the issuance of an aggregate of 5,400 non-qualified stock options to directors and officers, exercisable at $0.31 per share and expiring on March 10, 2002. During fiscal 1999, the Board approved the issuance of 3,000 options expiring at varying dates in 2008 and 2009 with exercise prices ranging from $4.75 to $6.19 per share. During fiscal 2000, the Board approved the issuance of 2,288 options expiring in 2010 with an exercise price of $5.88 per share. The exercise price of each of the aforementioned issuances was at or in excess of the market price at the date such options were granted. Stock options granted under the plans generally become exercisable on grant date and have a maximum term of ten years.

      During fiscal 2000, options were exercised with 1,422 shares of common stock issued to certain officers and directors for $4,408. As a result of the exercise of those options, the Company will receive a compensation deduction for tax purposes of approximately $4,700.
Accordingly, a tax benefit of approximately $1,833 was credited to capital in excess of par.

      During fiscal 1999, options were exercised with 3,595 shares of common stock issued to certain officers and directors for $78 and interest bearing notes aggregating $839. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $15,049. Accordingly, a tax benefit of approximately $5,869 was credited to capital in excess of par.

      During fiscal 1998, options were exercised with 142 shares of common stock issued to certain directors for $43. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $1,652. Accordingly, a tax benefit of approximately $611 was credited to capital in excess of par.

      A summary of stock option activity is as follows:


                                                     2000                     1999                     1998
                                             ---------------------    ---------------------    ---------------------
                                                          Weighted                 Weighted                 Weighted
                                                          average                  average                  average
                                              Number      exercise     Number      exercise     Number      exercise
                                             of shares     price      of shares     price      of shares     price

Outstanding at beginning of year               3,720        4.53        4,316       $ .26        4,458        $.25
Exercised                                     (1,422)       2.87       (3,596)        .26         (142)        .31
Forfeited                                        (50)
Granted                                        2,288        5.88        3,000        5.55
                                              --------------------------------------------------------------------

Outstanding at end of year                     4,536       $5.71        3,720       $4.53        4,316        $.26
                                              ====================================================================

Exercisable at end of year                     4,536       $5.71        3,650       $4.53        4,316        $.26
                                              ====================================================================

Fair value of options granted during year                  $3.64
                                                           =====

      As of September 30, 2000, the weighted average remaining contractual life of outstanding options was 8.5 years.

      The following table summarizes information about stock options outstanding at September 30, 2000:


                             Options Outstanding               Options Exercisable
                   --------------------------------------    -----------------------
                                                 Weighted                   Weighted
                                   Remaining     Average                    Average
    Range of          Shares      Contractual    Exercise       Shares      Exercise
Exercise Prices    Outstanding        Life        Price      Exercisable     Price

     $0.31              120         1 year        $ .31           120        $ .31
 $4.75 - $5.88        4,416         9 years       $5.88         4,416        $5.88
                      -----                                     -----
                      4,536                                     4,536
                      =====                                     =====

      The fair value of options granted during fiscal 2000 has been estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions: no dividend yield; expected volatility of 70%; a risk-free interest rate of 6%; and a weighted average expected life of 4.8 years.

      The Company applies APB Opinion 25 and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized. Had compensation cost been determined based upon the fair value of the stock options at grant date, consistent with the method under SFAS No. 123, the Company's net income and earnings per share for fiscal 2000 would have been reduced to the following pro forma amounts indicated.


Net income attributable to common stockholders as reported    $51,508
Pro forma net income                                          $46,428
Basic EPS as reported                                         $   .77
Diluted EPS as reported                                       $   .74
Pro forma basic EPS                                           $   .69
Pro forma diluted EPS                                         $   .67

14.   Employee Benefit Plans

      The Company maintains defined contribution savings plans and an employee stock ownership plan. The accompanying financial statements reflect contributions to these plans in the approximate amount of $1,670, $1,966 and $501 for the years ended September 30, 2000, 1999 and 1998, respectively.

15.   Litigation

      Shareholder litigation

      A consolidated stockholder class action is pending against the Company and certain of its officers and directors in the U.S. District Court of the Eastern District of New York, on behalf of stockholders who purportedly purchased shares of the Company between January 27, 2000 and June 15, 2000 (the "Class Period"). The class action alleges that the Company and individuals failed to disclose material facts during the Class Period that resulted in a decline in the price of the Company's stock after June 15, 2000.

      In addition to the pending consolidated class actions, two stockholder derivative actions were filed in 2000 in the Chancery Court in Delaware against certain officers and directors. The derivative claims, which are expected to be consolidated in the Delaware Court, are predicated upon the stockholder class actions pending in New York.

      The Company and the named individuals deny all claims of wrongdoing and intend to defend the actions vigorously, however, no determination can be made as to the final outcome. The Company maintains policies of directors and officers professional liability insurance.

      Gehe AG
      In August 1997, the Company acquired Holland & Barrett Holdings Ltd. from German-based Gehe AG. A dispute arose over certain provisions of the purchase agreement. On July 30, 1999, the court rendered a decision in favor of Gehe AG. Accordingly, a litigation charge of $4,952, which includes the amount of the judgment plus interest and plaintiff legal fees, was reflected separately in the statement of income for fiscal 1999.

      Other litigation
      The Company is also involved in miscellaneous claims and routine litigation which management believes, taken individually or in the aggregate, would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

      In fiscal 2000, the Company received $2,511 in partial settlement of ongoing price fixing litigation brought by the Company against certain raw material vitamin suppliers.

16.   Segment Information

      The Company's segments are organized by sales market on a worldwide basis. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the pre-tax operating income of each segment. Accordingly, the Company reports four worldwide segments: Puritan's Pride/Direct Response, Retail:
United States and United Kingdom and Wholesale. All of the Company's products fall into one of these four segments. The Puritan's Price/Direct Response segment generates revenue through the sale of its products primarily through mail order catalog and internet. Catalogs are strategically mailed to customers who order by mail or by phoning customer service representatives in New York, Illinois and the United Kingdom. The Retail United States segment generates revenue through the sale of proprietary brand and third-party products through its 476 Company-operated stores. The Retail United Kingdom segment generates revenue through the sale of proprietary brand and third-party products in 427 Company-operated stores. The Wholesale segment (including Network Marketing) is comprised of several divisions each targeting specific market groups. These market groups include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers.

      The following table represents key financial information of the Company's business segments (in thousands, except for number of locations):


                                                  Fiscal years ended
                                                     September 30,
                                             2000        1999         1998

Puritan's Pride/Direct Response
  Revenue                                 $ 182,693    $ 176,053    $ 187,820
  Operating income                           53,865       43,496       41,010
  Depreciation and amortization               3,682        2,074          996
  Identifiable assets                        69,513       29,926       32,404
  Capital expenditures                        1,980          320          120

Retail:
  United States
  Revenue                                 $ 149,055    $ 103,172    $  66,576
  Operating (loss) income                   (19,782)     (12,147)       5,418
  Depreciation and amortization              11,438        6,051        2,919
  Identifiable assets                        78,672       55,960       46,805
  Capital expenditures                       25,173       25,148       12,917
  Locations open at end of year                 476          352          193



  United Kingdom
  Revenue                                 $ 248,602    $ 220,405    $ 185,833
  Operating income                           40,977       26,830        9,228
  Depreciation and amortization              12,347       12,294       11,445
  Identifiable assets                       200,373      221,817      223,742
  Capital expenditures                       13,949       11,753       13,526
  Locations open at end of year                 427          423          415

Wholesale:
  Revenue                                 $ 140,506    $ 131,264     $ 131,895
  Operating income                           29,542       18,243        29,055
  Depreciation and amortization               1,240          498           427
  Identifiable assets                        17,003       18,209        17,225
  Capital expenditures                        1,486        1,134           516

Corporate:
  Depreciation and amortization           $   9,794    $   8,311    $   6,272
  Recovery of raw material costs             (2,511)
  Litigation settlement costs                              4,952
  Merger related costs                                                  3,528
  Manufacturing identifiable assets         238,052      213,472      180,280
  Capital expenditures - manufacturing        4,439        3,627       29,611
  Capital expenditures - Other                4,759        3,828       11,354

Consolidated totals:
  Revenue                                 $ 720,856    $ 630,894    $ 572,124
  Recovery of raw material costs             (2,511)
  Litigation settlement costs                              4,952
  Operating income                           97,319       63,159       74,911
  Depreciation and amortization              38,501       29,228       22,059
  Merger related costs                                                  3,528
  Interest expense, net                      18,858       18,945       16,518
  Income taxes (a)                           31,444       18,323       23,474
  Net income                                 51,508       27,279       38,840
  Identifiable assets                       603,613      539,384      500,456
  Capital expenditures                       51,786       45,810       68,044



Revenue by location of customer
  United States                           $ 458,543    $ 392,617    $ 369,796
  United Kingdom                            248,602      224,364      189,555
  Other foreign countries                    13,711       13,913       12,773
                                          -----------------------------------

      Consolidated totals                 $ 720,856    $ 630,894    $ 572,124
                                          ===================================

Long-lived assets
  United States                           $ 238,019    $ 167,120    $ 141,272
  United Kingdom                            148,269      163,852      177,489
                                          -----------------------------------

      Consolidated totals                 $ 386,288    $ 330,972    $ 318,761
                                          ===================================

(a) Reflects taxes at subchapter "S" rates for pooling of interests prior to April 1998.

17.   Related Party Transactions

      Nutrition Headquarters Group had outstanding loans to a stockholder in the aggregate amount of $617, which were paid in fiscal 1999. Interest on these loans amounted to approximately $21 and $35 for the years ended September 30, 1999 and 1998, respectively.

      For the year ended September 30, 1998, Nutrition Headquarters Group provided distributions to its stockholders in the aggregate amount of $8,050.

      Nutrition Headquarters Group had outstanding promissory notes of $2,245 as of September 30, 1997, which were payable to a relative of a stockholder. Interest on the obligation amounted to approximately $124 for the year ended September 30, 1998.

      In addition, an entity owned by a relative of an officer received sales commissions of $520, $472 and $474 in 2000, 1999 and 1998, respectively, and had trade receivable balances approximating $2,529 and $2,200 at September 30, 2000 and 1999, respectively.

18.   Quarterly Results of Operations (Unaudited)

      The following is a summary of the unaudited quarterly results of operations for fiscal 2000 and 1999:


                                                      Quarter ended
                                  ------------------------------------------------------
                                  December 31,    March 31,    June 30,    September 30,

2000:
  Net sales                         $171,172      $200,107     $172,102     $177,475
  Gross profit                        90,229       115,954       98,082      103,631
  Income before income taxes          14,028        30,105       20,094       18,725(a)
  Net income                           8,417        18,063       12,057       12,971
  Net income per diluted share      $    .12      $    .26     $    .17     $    .19

1999
  Net sales                         $141,013      $167,673     $155,062     $167,146
  Gross profit                        72,055        89,124       81,080       95,116
  Income before income taxes           6,035        11,485        7,051       21,032(a)
  Net income                           3,468         6,838        4,334       12,639
  Net income per diluted share      $    .05      $    .09     $    .06     $    .19

(a) Year-end adjustments resulting in an increase to pre-tax income of approximately $5,400 in both 2000 and 1999, primarily related to adjustments of inventory amounts. These adjustments principally result from the utilization of the gross profit method to value inventory during interim periods and the year-end valuation of the Company's annual physical inventory.

NBTY, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
for the years ended September 30, 2000, 1999 and 1998

(Dollars in thousands)


             Column A                     Column B                   Column C                   Column D      Column E
                                                                    Additions
                                         Balance at                                                          Balance at
                                         beginning         Charged to          Charged to                      end of
             Description                 of period     costs and expenses    other accounts    Deductions      period
             -----------                 ----------    ------------------    --------------    ----------    ----------

Fiscal year ended September 30, 2000:
  Allowance for doubtful accounts          $1,248             $  6                              $(27)(a)       $1,227

Fiscal year ended September 30, 1999:
  Allowance for doubtful accounts          $1,045             $278                              $(75)(a)       $1,248

Fiscal year ended September 30, 1998:
  Allowance for doubtful accounts          $1,116             $ 15                              $(86)(a)       $1,045

(a)   Uncollectable accounts written off.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December  22, 2000              By: /s/ Scott Rudolph
                                           -----------------
                                               Scott Rudolph
                                               President, Chief Executive
                                               Officer

Dated: December  22, 2000              By: /s/ Harvey Kamil
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

Dated: December  22, 2000              By: /s/ Scott Rudolph
                                           -------------------------------
                                               Scott Rudolph
                                               Chairman, President and
                                               Chief Executive Officer

Dated: December  22, 2000              By: /s/ Arthur Rudolph
                                           -------------------------------
                                               Arthur Rudolph, Director

Dated: December  22, 2000              By: /s/ Aram Garabedian
                                           -------------------------------
                                               Aram Garabedian, Director

Dated: December  22, 2000              By: /s/ Bernard G. Owen
                                           -------------------------------
                                               Bernard G. Owen, Director

Dated: December  22, 2000              By: /s/ Alfred Sacks
                                           -------------------------------
                                               Alfred Sacks, Director

Dated: December  22, 2000              By: /s/ Murray Daly
                                           -------------------------------
                                               Murray Daly, Director

Dated: December  22, 2000              By: /s/ Glenn Cohen
                                           -------------------------------
                                               Glenn Cohen, Director

Dated: December  22, 2000              By: /s/ Bud Solk
                                           -------------------------------
                                               Bud Solk, Director

Dated: December  22, 2000              By: /s/ Nathan Rosenblatt
                                           -------------------------------
                                               Nathan Rosenblatt, Director

Dated: December  22, 2000              By: /s/ Michael L. Ashner
                                           -------------------------------
                                               Michael L. Ashner, Director

Dated: December  22, 2000              By: /s/ Michael Slade
                                           -------------------------------
                                               Michael Slade, Director