Form 10-Q
period 2000-12-31
NBTY INC
filed 2001-02-14
CIK 70793

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended    December 31, 2000

Commission File Number:    0-10666
                           -------

                                 NBTY, Inc.
----------------------------------------------------------------------------
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

                          YES  [X]          NO  [ ]

Shares of Common Stock as of December 31, 2000: 65,903,599


                         NBTY, INC. and SUBSIDIARIES

                                    INDEX

PART I  Financial Information

        Condensed Consolidated Balance Sheets -
         December 31, 2000 (unaudited) and September 30, 2000         1 - 2

        Condensed Consolidated Statements of Operations -
         (unaudited) Three months Ended December 31, 2000 and 1999        3

        Condensed Consolidated Statements of Stockholders'
         Equity Year ended September 30, 2000 and (unaudited)
         Three months Ended December 31, 2000                             4

        Condensed Consolidated Statements of Cash Flows -
         (unaudited) Three months Ended December 31, 2000 and 1999        5

        Notes to Condensed Consolidated
         Financial Statements (unaudited)                             6 - 10

        Management's Discussion and Analysis
         of Financial Condition and Results of Operations            11 - 15


PART II Other Information                                                 16

        Signature                                                         17

                         NBTY, INC. and SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

(Dollars and shares in thousands)
                                             December 31,    September 30,
                                                 2000             2000
                                             ------------    -------------
                                                      (Unaudited)

Current assets:
  Cash and cash equivalents                    $ 27,402         $ 31,464

  Accounts receivable, less allowance for
   doubtful accounts of $1,216 at
   December 31, 2000 and $1,227 at
   September 30, 2000                            29,463           24,913

  Inventories                                   143,716          130,741

  Deferred income taxes                           3,549            3,549

  Prepaid property taxes, rent,
   and other current assets                      15,571           20,269
                                               -------------------------
      Total current assets                      219,701          210,936

Property, plant and equipment                   331,585          326,010
  less accumulated depreciation
   and amortization                             119,677          111,846
                                               -------------------------
                                                211,908          214,164

Intangible assets, net                          170,973          172,124

Other assets                                      8,750            6,389
                                               -------------------------

      Total assets                             $611,332         $603,613
                                               =========================

          See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY

(Dollars and shares in thousands)

                                                           December 31,    September 30,
                                                               2000             2000
                                                           ------------    -------------
                                                                    (Unaudited)

Current liabilities:
  Current portion of long-term debt
   and capital lease obligations                             $ 12,681         $ 12,829
  Accounts payable                                             54,189           61,100
  Accrued expenses and income taxes                            40,293           36,893
                                                             -------------------------
      Total current liabilities                               107,163          110,822

Long-term debt                                                219,103          199,095

Obligations under capital leases                                2,600            1,383

Deferred income taxes                                          17,081           17,050

Other liabilities                                               2,817            2,820
                                                             -------------------------
      Total liabilities                                       348,764          331,170

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.008 authorized; 175,000
   shares; issued 68,524 shares at December 31,
   2000 and 68,524 shares at September 30, 2000
   and outstanding 65,904 shares at December 31,
   2000 and 68,289 shares at September 30, 2000                   548              548

  Capital in excess of par                                    123,798          123,798
  Retained earnings                                           163,939          163,300
                                                             -------------------------
                                                              288,285          287,646
  Less: 2,620 and 235 treasury shares at cost, at
  December 31, 2000 and September 30, 2000 respectively       (14,399)          (1,512)
  Stock subscriptions receivable                                 (839)            (839)
  Accumulated other comprehensive loss                        (10,479)         (12,852)
                                                             -------------------------
      Total stockholders' equity                              262,568          272,443
                                                             -------------------------

      Total liabilities and stockholders' equity             $611,332         $603,613
                                                             =========================

          See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

                                               For the three months
                                                ended December 31,
                                               --------------------
                                                 2000        1999
                                                 ----        ----

Net sales                                      $166,829    $171,172

Cost and expenses:
  Cost of sales                                  74,505      80,943
  Catalog printing, postage and promotion        15,710       8,286
  Selling, general and administrative            72,031      63,924
  Recovery of raw material cost                    (201)
                                               --------------------
                                                162,045     153,153
                                               --------------------

Income from operations                            4,784      18,019
                                               --------------------

Other income (expense):
  Interest, net                                  (4,971)     (4,685)
  Miscellaneous, net                              1,225         694
                                               --------------------
                                                 (3,746)     (3,991)
                                               --------------------

Income before income taxes                        1,038      14,028

Income taxes                                        399       5,611
                                               --------------------

Net income                                     $    639    $  8,417
                                               ====================

Net income per share:
  Basic                                        $   0.01    $   0.13
                                               ====================
  Diluted                                      $   0.01    $   0.12
                                               ====================

Weighted average common shares outstanding:
  Basic                                          67,064      66,125
                                               ====================
  Diluted                                        67,254      68,019
                                               ====================

          See notes to condensed consolidated financial statements.

                         NBTY, Inc. and Subsidiaries
          Condensed Consolidated Statements of Stockholders' Equity
                  for the year ended September 30, 2000 and
                  the three months ended December 31, 2000
                                 (Unaudited)

(Dollars and shares in thousands)

                                                                                                   Accumu-
                                                                                                   lated
                                                                                                   Other
                      Common stock                               Treasury stock                    Compre-                 Total
                    ----------------                           -------------------      Stock      hensive      Total      Compre-
                    Number of          Capital in    Retained  Number of            subscriptions  Income   Stockholders'  hensive
                     shares   Amount  excess of par  earnings   shares     Amount    receivable    (Loss)      Equity      Income
                    --------- ------  -------------  --------  ---------   ------   -------------  -------  -------------  --------

Balances,
 September 30, 1999  66,096    $529     $106,332     $111,792        -           -     $(839)      $  6,135   $223,949     $22,101
                                                                                                                           =======
Net income for year
 ended September
 30, 2000                                              51,508                                                   51,508      51,508
Purchase of treasury
 shares, at cost                                                   288      (2,511)                             (2,511)
Acquisition of
 Nutrition Warehouse  1,059       8       12,235                                                                12,243
Treasury stock
 retired                (53)                (999)                  (53)        999                                   -
Exercise of stock
 options              1,422      11        4,397                                                                 4,408
Tax benefit from
 exercise of stock
 options                                   1,833                                                                 1,833
Foreign currency
 translation
 adjustment                                                                                         (18,987)   (18,987)    (18,987)
                     --------------------------------------------------------------------------------------------------------------

Balances,
 September 30, 2000  68,524     548      123,798      163,300      235      (1,512)     (839)       (12,852)   272,443      32,521
                                                                                                                           =======

Net income for the
 three months ended
 December 31, 2000                                        639                                                      639         639
Purchase of treasury
 shares, at cost                                                 2,385     (12,887)                            (12,887)
Treasury stock
 retired                                                                                                             -
Exercise of stock
 options                                                                                                             -
Tax benefit from
 exercise of stock
 options                                                                                                             -
Foreign currency
 translation
 adjustment                                                                                           2,373      2,373       2,373
                     --------------------------------------------------------------------------------------------------------------

Balances,
 December 31, 2000   68,524    $548     $123,798     $163,939    2,620    ($14,399)    ($839)      ($10,479)  $262,568     $ 3,012
                     ==============================================================================================================

               See notes to consolidated financial statements.


               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


(Dollars in thousands)
                                                              For the three months
                                                               ended December 31,
                                                               2000         1999
                                                              --------------------

Cash flows from operating activities:
  Net Income                                                  $   639      $ 8,417

Adjustments to reconcile net income to
 cash provided by (used in ) operating activities:
  (Gain) Loss on sale of property, plant and equipment            (22)          67
  Depreciation and amortization                                10,766        8,340
  Provision for allowance for doubtful accounts                    10            1
  Tax benefit from exercise of stock options                                   138
  Changes in assets and liabilities:
    Increase in accounts receivable                            (4,561)      (1,143)
    (Increase) decrease in inventories                        (12,460)       1,974
    Decrease in prepaid catalog
     costs and other current assets                             4,744        3,946
    Increase in other assets                                   (2,362)        (896)
    Decrease in accounts payable                               (7,074)      (5,342)
    Increase in accrued expenses                                3,224       12,008
    Decrease in other liabilities                                  (5)        (172)
                                                              --------------------
      Net cash (used in) provided by operating activities      (7,101)      27,338
                                                              --------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                    (8,481)     (13,638)
  Proceeds from sale of property, plant, and equipment          2,817           15
  Increase in intangible assets                                               (214)
                                                              --------------------
    Net cash used in investing activities                      (5,664)     (13,837)
                                                              ====================

Cash flows from financing activities:
  Borrowings (Payments) under long term debt agreements        27,000       (1,394)
  Principal payments under long-term
   debt agreements and capital leases                          (5,953)        (675)
  Proceeds from stock options exercised                                         14
  Purchase of treasury stock                                  (12,887)
                                                              --------------------
      Net cash provided by (used in)
       financing activities                                     8,160       (2,055)
                                                              --------------------
Effect of exchange rate changes on cash
 and cash equivalents                                             543          (51)
                                                              --------------------
Net (decrease) increase in cash and cash equivalents           (4,062)      11,395

Cash and cash equivalents at beginning of period               31,464       18,269
                                                              --------------------

Cash and cash equivalents at end of period                    $27,402      $29,664
                                                              ====================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                    $ 1,957      $   850
  Cash paid during the period for taxes                       $   159      $ 7,089

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

In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 2000 and its results of operations for the three months ended December 31, 2000 and 1999 and statements of cash flows for the three months ended December 31, 2000 and 1999. The condensed consolidated balance sheet as of September 30, 2000 has been derived from the audited balance sheet as of that date. The results of operations for the three months ended December 31, 2000 and statements of cash flows for the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 2000.

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

New accounting standards
Effective October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As the Company has determined, it does not have any derivative or hedging activities, and accordingly, the adoption of SFAS N0. 133 did not affect the Company's position or results of operations as of and for the three months ended December 31, 2000.

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

Comprehensive earnings for the three months ended December 31, 2000 and 1999 are as follows:


                          For the three months
                           ended December 31,
                          --------------------
                           2000         1999
                           ----         ----

Net income                $  639      $ 8,417
Changes in cumulative
 translation adjustment    2,373       (3,336)
                          -------------------
Comprehensive earnings    $3,012      $ 5,081
                          ===================

Accumulated other comprehensive earnings (loss), which is classified as a separate component of stockholders' equity, is comprised of cumulative translation adjustments of $(10,479) and $(12,852) at December 31, 2000 and September 30, 2000, respectively.

3.  Inventories

Inventories have been estimated using the gross profit method for the interim periods. The components of the inventories are as follows:


                      December 31,    September 30,
                          2000            2000
                      ------------    -------------

Raw materials and
Work-in-process         $ 46,614        $ 45,083
Finished goods            97,102          85,658
                        ------------------------
                        $143,716        $130,741
                        ========================

4.  Earnings per share (EPS)

Basic EPS computations are based on the weighted average number of common shares outstanding during the three month periods ended December 31, 2000 and 1999. Diluted EPS include the dilutive effect of outstanding stock options, if exercised. The following is a reconciliation between the basic and diluted EPS:


                                    For the three months
                                        December 31,
                                    --------------------
                                      2000        1999
                                      ----        ----

Numerator:
  Numerator for basic EPS --
   Income available
   to common stockholders           $    639    $ 8,417
                                    ===================
  Numerator for diluted EPS --
   Income available
   to common stockholders           $    639    $ 8,417
                                    ===================

Denominator:
  Denominator for basic EPS --
   Weighted average shares            67,064     66,125

  Effect of dilutive securities:
    Stock options                        190      1,894
                                    -------------------
  Denominator for diluted EPS --
   Weighted average shares            67,254     68,019
                                    ===================

Net EPS:
  Basic EPS                         $   0.01    $  0.13
                                    ===================
  Diluted EPS                       $   0.01    $  0.12
                                    ===================

5.  Stock options:

During the three months ended December 31, 1999, options were exercised with 45 shares of common stock issued to an executive for cash of $14. As a result of the exercise of those options, the Company expects to receive a compensation deduction for tax purposes of approximately $352 and a tax benefit of approximately $138.

6.  Segment Information:

The Company's segments are organized by sales market on a worldwide basis. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the pretax operating income of each segment. Accordingly, the Company reports four worldwide segments: Puritan's Pride/Direct Response, Retail: United States and United Kingdom, and Wholesale. All of the Company's products fall into one of these four segments. The Puritan's Pride/Direct Response segment generates revenue through the sale of its products primarily through mail order catalog and the internet. Catalogs are strategically mailed to customers who order by mail or phoning customer service representatives in New York, Illinois and the United Kingdom. The Retail United States segment generates revenue through the sale of proprietary brand and third-party products through its 500 Company-operated stores. The Retail United Kingdom segment generates revenue through the sales of proprietary brand and third-party products in 440 Company-operated stores. The Wholesale segment (including Network Marketing) is comprised of several divisions each targeting specific market groups. These market groups include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers.

The following table represents key financial information of the Company's business segments (in thousands):


                                    Three months ended
                                       December 31,
                                   --------------------
                                     2000        1999
                                     ----        ----

Puritan's Pride/Direct Response
  Revenue                          $ 27,834    $ 29,235
  Operating income                    6,012       5,325
  Depreciation and amortization       1,101         340
  Identifiable assets                72,208      33,473

Retail:
  United States
  Revenue                          $ 38,754    $ 34,330
  Operating (loss)                  (12,145)     (3,495)
  Depreciation and amortization       3,573       2,275
  Identifiable assets                81,760      58,559

  United Kingdom
  Revenue                          $ 60,581    $ 71,223
  Operating income                   11,937      12,146
  Depreciation and amortization       3,221       3,238
  Identifiable assets               210,744     219,832

Wholesale
  Revenue                          $ 39,660    $ 36,384
  Operating income                    1,432       6,344
  Depreciation and amortization         232         188
  Identifiable assets                26,556      15,270

Corporate
  Operating (loss)                 $ (2,452)
  Depreciation and amortization       2,639    $  2,301
  Manufacturing identifiable
   assets                           220,064     220,958

Consolidated totals
  Revenue                          $166,829    $171,172
  Operating income                    4,784      18,019
  Depreciation and amortization      10,766       8,342
  Interest expense, net              (4,971)     (3,991)
  Income taxes                          399       5,611
  Net income                            639       8,417
  Identifiable assets               611,332     548,092


                         NBTY, INC. and SUBSIDIARIES
              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts)

Results of Operations:

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:


                                               Three months
                                                   Ended
                                               December 31,
                                             ----------------
                                              2000      1999
                                              ----      -----

Net sales                                    100.0%     100.0%
Costs and expenses:
  Cost of sales                               44.7       47.3
  Catalog printing, postage and promotion      9.3        4.9
  Selling, general and administrative         43.2       37.3
  Recovery of raw materials cost               (.1)
                                             ----------------
                                              97.1       89.5
                                             ----------------
Income from operations                         2.9       10.5
Other income (expenses), net                  (2.3)      (2.3)
                                             ----------------
Income before income taxes                      .6        8.2
Income taxes                                    .2        3.3
                                             ----------------
Net income                                      .4%       4.9%
                                             ================

For the three months ended December 31, 2000 compared to the three months ended December 31, 1999:

Net sales. Net sales in the first quarter ended December 31, 2000 were $166,829 compared with $171,172 for the prior comparable period, a decrease of $4,343 or 2.5%. Puritan's Pride/Direct Response sales were $27,834, compared to $29,235 for the prior comparable period (decrease of $1,401 or 4.8%), wholesale sales were $39,660 compared to $36,384 (increase of $3,276 or 9.0%), U.S. retail sales were $38,754 compared to $34,330 (increase of $4,424 or 12.9%) and U.K. retail sales were $60,581 compared to $71,223 (decrease of $10,642 or 14.9%). Revenue increases in the wholesale market segment are attributed to a new product introduction and greater market share to mass merchandisers. The Company operated 500 stores in the U.S. and 440 stores in the U.K. as of December 31, 2000 compared to 380 stores in the U.S. and 424 in the U.K. as of December 31, 1999. Sales growth in the U.S. retail channel reflected the greater number of stores compared to last year. U.S. comparable store sales for stores open more than one year decreased $3,618 or 10.9%.

Costs and expenses. Cost of sales as a percentage of sales were 44.7% for 2000 and 47.3% for 1999. The decrease is due, in part, to lower manufacturing costs and higher gross profits from increased usage of NBTY sourced products in the Holland & Barrett UK operations.

Catalog printing, postage, and promotion expenses were $15,710 in 2000, an increase of $7,424 (89.6% increase) from $8,286 in 1999. This increase was due primarily to the Flex-A-Min advertising campaign and Vitamin World's Savings Passport Card program. As a percentage of sales, expenses were 9.4% for the current quarter and 4.8% for the prior comparable quarter.

Selling, general and administrative expenses were $72,031 for the quarter, or 43.2%, as a percentage of sales, compared with $63,924 or 37.3% as a percentage of sales for the prior comparable quarter, an increase of $8,107 (12.7% increase). The largest categories and increases are salaries and rent expense which increased primarily due to the U.S. retail store expansion program.

Interest expense. Interest expense was $4,971, an increase of $286 compared to $4,685 during the prior comparable quarter. The major components are interest on Senior Subordinated Notes associated with the Holland & Barrett acquisition, the Credit and Guarantee Agreement (CGA) used for the stock repurchase and for capital expenditures. Interest expense increased primarily due to the additional borrowings to fund the share repurchase program.

Income before income taxes was $1,038 for 2000 and $14,028 for 1999. After income taxes, the Company had a net profit of $639 (or basic earnings per share of $0.01, diluted earnings per share of $0.01) for the three month period ended December 31, 2000, and $8,417 (or basic earnings per share of $0.13, diluted earnings per share of $0.12) for the three months ended December 31, 1999.

Liquidity and Capital Resources

Working capital was $112.5 million at December 31, 2000, compared with $100.1 million at September 30, 2000, an increase of $12.4 million.

In April 1999, the Company entered into an amended and restated Credit and Guarantee Agreement (CGA) which expires September 30, 2003 for $135,000. On July 17, 2000, the CGA was amended to $149,300. The CGA is comprised of two revolving credit agreements of $50,000 each and a term loan of $49,300. At December 31, 2000, there were borrowings of $75,600 under this facility at an annual borrowing rate of 7.81%. The CGA provides that loans be made under a selection of rate formulas, including prime or Euro currency rates. Virtually all of the company's assets are collateralized under the CGA. In addition, the Company is subject to maintenance of various financial ratios and covenants.

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

Net cash used in operating activities was $7.1 million in 2000 and provided by operating activities was $27.3 million in 1999. The change is primarily due to an increase in inventories and a decrease in net income. Net cash used in investing activities was $5.7 million in 2000 and $13.8 million in 1999 primarily due to retail stores and plant expansion programs. Net cash provided by financing activities was $8.1 million in 2000 primarily due to an additional borrowing of $27 million offset by the purchase of treasury stock. Net cash used in financing activities was $2.1 million in 1999 due mainly to borrowings under the CGA.

Management believes that inflation did not have a significant impact on its operations.

New Accounting Standards

Effective October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As the Company has determined, it does not have any derivative or hedging activities, and accordingly, the adoption of SFAS N0. 133 did not affect the Company's financial position or results of operations as of and for the three months ended December 31, 2000.

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

Item 3.   Defaults upon Senior Securities
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          Not applicable.

Item 5.   Other Information
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

There was no Form 8-K filed during the first quarter of the fiscal year ending September 30, 2001.


                         NBTY, INC. and SUBSIDIARIES

                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       NBTY, INC.


Date February 12, 2001                 /s/ Harvey Kamil
                                       Harvey Kamil, Executive Vice
                                       President, Secretary
                                       (Principal Financial
                                       and Accounting Officer)