Form 10-Q
period 2001-03-31
NBTY INC
filed 2001-05-15
CIK 70793

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the period ended           March 31, 2001

Commission File Number:           0-10666
                                  -------

                                 NBTY, Inc.
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                         11-2228617
---------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

     90 Orville Drive, Bohemia, NY                             11716
---------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code  (631) 567-9500
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

                      YES  [X]                  NO  [ ]

Shares of Common Stock as of March 31, 2001:  65,260,799


                         NBTY, INC. and SUBSIDIARIES

                                    INDEX

PART I   Financial Information

         Condensed Consolidated Balance Sheets -
          March 31, 2001 (unaudited) and
          September 30, 2000                                         1 - 2

         Condensed Consolidated Statements of Operations -
          (unaudited) Three months Ended
          March 31, 2001 and 2000                                      3

         Condensed Consolidated Statements of Operations -
          (unaudited) Six months Ended
          March 31, 2001 and 2000                                      4

          Condensed Consolidated Statements of
           Stockholders' Equity Six months Ended
           March 31,2001 (unaudited) and Year ended
           September 30, 2000                                          5

          Condensed Consolidated Statements of Cash Flows -
           (unaudited) Six months Ended
           March 31, 2001 and 2000                                   6 - 7

          Notes to Condensed Consolidated
           Financial Statements (unaudited)                          8 - 13

          Management's Discussion and Analysis
           of Financial Condition and Results of Operations         14 - 20

PART II   Other Information                                           21

          Signature                                                   22


                         NBTY, INC. and SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

(Dollars and shares in thousands)
                                                  March 31,    September 30,
                                                    2001           2000
                                                  ---------    -------------
                                                 (Unaudited)

Current assets:
  Cash and cash equivalents                       $ 43,379       $ 31,464

  Accounts receivable, less allowance for
   doubtful accounts of $1,216 at
   March 31, 2001 and $1,227 at
   September 30, 2000.                              33,572         24,913

  Inventories                                      147,339        130,741

  Deferred income taxes                              3,549          3,549

  Prepaid property taxes, rent, and other
   current assets                                   17,561         20,269
                                                  -----------------------

      Total current assets                         245,400        210,936

Property, plant and equipment                      334,182        326,010
  less accumulated depreciation and
   amortization                                    125,976        111,846
                                                  -----------------------
                                                   208,206        214,164

Intangible assets, net                             163,259        172,124

Other assets                                         8,227          6,389
                                                  -----------------------

      Total assets                                $625,092       $603,613
                                                  =======================

See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY

(Dollars and shares in thousands)
                                                  March 31,    September 30,
                                                    2001           2000
                                                  ---------    -------------
                                                 (Unaudited)

Current liabilities:
  Current portion of long-term debt
   and capital lease obligations                  $ 12,746       $ 12,829
  Accounts payable                                  59,699         61,100
  Accrued expenses and income taxes                 49,708         36,893
                                                  -----------------------
      Total current liabilities                    122,153        110,822

Long-term debt                                     214,680        199,095
Obligations under capital leases                       884          1,383
Deferred income taxes                               16,939         17,050
Other liabilities                                    2,807          2,820
                                                  -----------------------
      Total liabilities                            357,463        331,170

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.008 Par; authorized 175,000
   shares; issued 68,524 shares at March 31,
   2001 and 68,524 shares at September 30, 2000
   and outstanding 65,261 shares at March 31,
   2001 and 68,289 shares at September 30, 2000        548            548

  Capital in excess of par                         123,798        123,798
  Retained earnings                                181,886        163,300
                                                  -----------------------
                                                   306,232        287,646
  Less: 3,263 and 235 treasury shares, at cost,
   at March 31, 2001 and September 30, 2000,
   respectively                                    (17,224)        (1,512)
  Stock subscriptions receivable                      (839)          (839)
  Accumulated other comprehensive loss             (20,540)       (12,852)
                                                  -----------------------
      Total stockholders' equity                   267,629        272,443
                                                  -----------------------

      Total liabilities and stockholders'
       equity                                     $625,092       $603,613
                                                  =======================

See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)
                                                      For the three months
                                                         ended March 31,
                                                     ----------------------
                                                       2001          2000
                                                       ----          ----

Net sales                                            $224,775      $200,107

Cost and expenses:
  Cost of sales                                        97,804        84,153
  Catalog printing, postage and promotion              11,701         9,604
  Selling, general and administrative                  82,345        72,334
                                                     ----------------------

                                                      191,850       166,091
                                                     ----------------------

Income from operations                                 32,925        34,016
                                                     ----------------------

Other income (expense):
  Interest, net                                        (4,865)       (4,739)
  Miscellaneous, net                                    1,123           828
                                                     ----------------------
                                                       (3,742)       (3,911)
                                                     ----------------------

Income before income taxes                             29,183        30,105

Income taxes                                           11,235        12,042
                                                     ----------------------

Net income                                           $ 17,948      $ 18,063
                                                     ======================

Net income per share:
  Basic                                              $   0.27      $   0.27
                                                     ======================
  Diluted                                            $   0.27      $   0.26
                                                     ======================

Weighted average common shares outstanding:
  Basic                                                65,273        67,200
                                                     ======================
  Diluted                                              66,050        69,630
                                                     ======================

See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)

(Dollars and shares in thousands, except per share amounts)
                                                       For the six months
                                                        ended March 31,
                                                     ----------------------
                                                       2001          2000
                                                       ----          ----

Net sales                                            $391,604      $371,279

Cost and expenses:
  Cost of sales                                       172,309       165,096
  Catalog printing, postage and promotion              27,411        17,889
  Selling, general and administrative                 154,376       136,258
                                                     ----------------------

                                                      354,096       319,243
                                                     ----------------------

Income from operations                                 37,508        52,036
                                                     ----------------------

Other income (expense):
  Interest, net                                        (9,835)       (9,425)
  Miscellaneous, net                                    2,549         1,523
                                                     ----------------------
                                                       (7,286)       (7,902)
                                                     ----------------------

Income before income taxes                             30,222        44,134

Income taxes                                           11,636        17,654
                                                     ----------------------

Net income                                           $ 18,586      $ 26,480
                                                     ======================

Net income per share:
  Basic                                              $   0.28      $   0.40
                                                     ======================
  Diluted                                            $   0.28      $   0.38
                                                     ======================

Weighted average common shares outstanding:
  Basic                                                66,162        66,659
                                                     ======================
  Diluted                                              66,736        68,869
                                                     ======================

See notes to condensed consolidated financial statements.


                         NBTY, Inc. and Subsidiaries
          Condensed Consolidated Statements of Stockholders' Equity
                  for the year ended September 30, 2000 and
                     the six months ended March 31, 2001
                                 (Unaudited)

(Dollars and shares in thousands)
                                                                                                     Accumu-
                                                                                                      lated
                                Common stock                          Treasury stock                  Other
                               ---------------   Capital              ---------------      Stock     Compre-     Total      Total
                               Number              in                 Number                sub-     hensive     Stock-    Compre-
                                 of              excess    Retained     of               scriptions   Income    holders'   hensive
                               shares   Amount   of par    earnings   shares   Amount    receivable   (Loss)     Equity    Income
                               ------   ------   -------   --------   ------   ------    ----------  --------   --------   -------

Balances, September 30, 1999   66,096    $529   $106,332   $111,792       -          -     $(839)    $  6,135   $223,949   $22,101
                                                                                                                           =======
Net income for year ended
 September 30, 2000                                          51,508                                               51,508    51,508
Purchase of treasury shares,
 at cost                                                                288     (2,511)                           (2,511)
Acquisition of Nutrition
 Warehouse                      1,059       8     12,235                                                          12,243
Treasury stock retired            (53)              (999)               (53)       999                                 -
Exercise of stock options       1,422      11      4,397                                                           4,408
Tax benefit from exercise of
 stock options                                     1,833                                                           1,833
Foreign currency translation
 adjustment                                                                                           (18,987)   (18,987)  (18,987)
                               ---------------------------------------------------------------------------------------------------

Balances, September 30, 2000   68,524     548    123,798    163,300     235     (1,512)     (839)     (12,852)   272,443    32,521
                                                                                                                           =======
Net income for the six months
 ended March 31, 2001                                        18,586                                               18,586    18,586
Purchase of treasury shares,
 at cost                                                              3,028    (15,712)                          (15,712)
Foreign currency translation
 adjustment                                                                                            (7,688)    (7,688)   (7,688)
                               ---------------------------------------------------------------------------------------------------

Balances, March 31, 2001       68,524    $548   $123,798   $181,886   3,263   $(17,224)    $(839)    $(20,540)  $267,629   $10,898
                               ===================================================================================================

See notes to consolidated financial statements.


                         NBTY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

(Dollars in thousands)
                                                       For the six months
                                                         ended March 31,
                                                     ----------------------
                                                       2001          2000
                                                       ----          ----

Net income                                           $ 18,586      $ 26,480

Adjustments to reconcile net income to
 cash provided by operating activities:
  Loss on sale of property, plant and equipment           295           468
  Depreciation and amortization                        21,778        17,338
  Provision for allowance for doubtful accounts           (11)            7
  Tax benefit from exercise of stock options                            138
  Changes in assets and liabilities:
    Increase  in accounts receivable                   (8,655)          (60)
    (Increase) decrease in inventories                (17,639)       13,369
    Decrease in prepaid catalog costs and other
     current assets                                     2,330         8,753
    Increase in other assets                           (1,836)       (1,225)
    Decrease in accounts payable                         (695)       (4,838)
    Increase in accrued expenses                       13,620        20,401
    Decrease in other liabilities                         (15)       (1,372)
                                                     ----------------------

      Net cash provided by operating activities        27,758        79,458
                                                     ----------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment           (15,946)      (26,454)
  Proceeds from sale of property, plant, and
   equipment                                            2,817            25
  Purchase of business, net of cash acquired                        (19,578)
  Increase in intangible assets                                         (10)
                                                     ----------------------

      Net cash provided by investing activities       (13,129)      (46,017)
                                                     ----------------------

Cash flows from financing activities:
  Borrowings (Payments) under long term debt
   agreements                                          24,064        (3,412)
  Principal payments under long-term debt
   agreements and capital leases                       (9,123)       (1,338)
  Proceeds from stock options exercised                                  14
  Purchase of treasury stock                          (15,712)
                                                     ----------------------

      Net cash used in financing activities              (771)       (4,736)
                                                     ----------------------
Effect of exchange rate changes on cash
 and cash equivalents                                  (1,943)         (454)
                                                     ----------------------
Net increase in cash and cash equivalents              11,915        28,251

Cash and cash equivalents at beginning of period       31,464        18,269
                                                     ----------------------

Cash and cash equivalents at end of period           $ 43,379      $ 46,520
                                                     ======================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest           $ 10,575      $  9,572
  Cash paid during the period for taxes              $  3,601      $    827

See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS

             For the three months ended March 31, 2001 and 2000

(Unaudited)

(In thousands, except per share amounts)

Supplemental Non-cash Investing and Financing Information:

In connection with the Company's January 1, 2000 acquisition of Nutrition Warehouse, Inc. and its affiliated companies (NW), the Company issued approximately 1,059 shares of its common stock with a total then market value of $12,243.


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

In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of March 31, 2001 and its results of operations for the three and six months ended March 31, 2001 and 2000 and statements of cash flows for the six months ended March 31, 2001 and 2000. The condensed consolidated balance sheet as of September 30, 2000 has been derived from the audited balance sheet as of that date. The results of operations for the three and six months ended March 31, 2001 and statements of cash flows for the six months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 2000.

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

New accounting standards
Effective October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As the Company has determined, it does not have any derivatives or hedging activities, the adoption of SFAS No. 133 did not affect the Company's financial position or results of operations as of and for the six months ended March 31, 2001.

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


                         NBTY, INC. and SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 (Unaudited)

(In thousands, except per share amounts)

2.    Acquisitions

On January 1, 2000, the Company acquired Nutrition Warehouse, Inc. and its affiliated companies ("NW") for $20 million in cash and approximately 1,059 shares of NBTY stock with a total then market value of $12.2 million. NW operates an e-commerce/direct response business as well as fourteen retail stores in various locations in New York. The e-commerce business has been combined with the Company's Puritan.com operations. Annual revenues approximated $14 million for the e-commerce/direct response business and $14 million in retail sales for the year ended December 31, 1999. The cash portion of the acquisition was funded with $20 million in borrowings under the Company's Credit and Guarantee Agreement.

3.    Comprehensive earnings

Comprehensive earnings for the Company includes net income and the effects of foreign currency translation, which are charged or credited to the cumulative translation adjustment account within stockholders' equity.

Comprehensive earnings for the three and six months ended March 31, 2001 and 2000 are as follows:

                             For the three months       For the six months
                                ended March 31,           ended March 31,
                             --------------------      --------------------
                               2001         2000         2001         2000
                               ----         ----         ----         ----

Net Income                   $17,948      $18,063      $18,586      $26,480
Changes in cumulative
 translation adjustment      (10,061)      (2,659)      (7,688)      (5,995)
                             ----------------------------------------------
Comprehensive earnings       $ 7,887      $15,404      $10,898      $20,485
                             ==============================================

Accumulated other comprehensive earnings, which is classified as a separate component of stockholders' equity, is comprised of cumulative translation adjustments of $(20,540) and $(12,852) at March 31, 2001 and September 30, 2000, respectively.


                         NBTY, INC. and SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 (Unaudited)

(In thousands, except per share amounts)

4.    Inventories

Inventories have been estimated using the gross profit method for the interim periods. The components of inventories are as follows:

                                      March 31,   September 30,
                                        2001          2000
                                      ---------   -------------

Raw materials and Work-in-process     $ 57,645      $ 45,083
Finished goods                          89,694        85,658
                                      ----------------------
                                      $147,339      $130,741
                                      ======================

5.    Earnings per share (EPS)

Basic EPS computations are based on the weighted average number of common shares outstanding during the three and six month periods ended March 31, 2001 and 2000. Diluted EPS includes the dilutive effect of outstanding stock options, as if exercised. The following is a reconciliation between basic and diluted EPS:

                                                 For the three months       For the six months
                                                      March 31,                 March 31,
                                                 --------------------     --------------------
                                                  2001         2000         2001         2000
                                                  ----         ----         ----         ----

Numerator:
  Numerator for basic EPS --
    Income available to common stockholders     $17,948      $18,063      $18,586      $26,480
                                                ==============================================
  Numerator for diluted EPS --
    Income available to common stockholders     $17,948      $18,063      $18,586      $26,480
                                                ==============================================

Denominator:
  Denominator for basic EPS --
    Weighted average shares                      65,273       67,200       66,162       66,659
  Effect of dilutive securities:
    Stock options                                   777        2,430          574        2,210
                                                ----------------------------------------------
  Denominator for diluted EPS --
    Weighted average shares                      66,050       69,630       66,736       68,869
                                                ==============================================

Net EPS:
  Basic EPS                                     $  0.27      $  0.27      $  0.28      $  0.40
                                                ==============================================
  Diluted EPS                                   $  0.27      $  0.26      $  0.28      $  0.38
                                                ==============================================


                         NBTY, INC. and SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 (Unaudited)

(In thousands, except per share amounts)

6.    Segment Information:

The Company's segments are organized by sales market on a worldwide basis. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the pretax operating income of each segment. Accordingly, the Company reports four worldwide segments: Puritan's Pride/Direct Response, Retail: United States and United Kingdom, and Wholesale. All of the Company's products fall into one of these four segments. The Puritan's Pride/Direct Response segment generates revenue through the sale of its products primarily through mail order catalog and the internet. Catalogs are strategically mailed to customers who order by mail or phoning customer service representatives in New York, Illinois or the United Kingdom. The Retail United States segment generates revenue through the sale of proprietary brand and third-party products through its 515 Company-operated stores. The Retail United Kingdom segment generates revenue through the sale of proprietary brand and third-party products in 442 Company-operated stores. The Wholesale segment (including Network Marketing) is comprised of several divisions each targeting specific market groups. These market groups include wholesalers, distributors, mass marketers, retail chains, pharmacies, health food stores, bulk and international customers.

The following table represents key financial information of the Company's business segments:

                                      Three months ended        Six months ended
                                           March 31,                March 31,
                                      -------------------     ---------------------
                                       2001        2000         2001         2000
                                       ----        ----         ----         ----

Puritan's Pride/Direct Response
  Revenue                             $57,569     $62,905     $ 85,403     $ 92,139
  Operating income                     19,496      19,396       25,508       24,949
  Depreciation and amortization         1,109         753        2,211        1,093

Retail:
  United States
    Revenue                           $44,659     $38,496     $ 83,413     $ 72,826
    Operating loss                     (5,680)     (2,890)     (17,825)      (6,385)
    Depreciation and amortization       3,676       2,618        7,249        4,893

  United Kingdom
    Revenue                           $74,789     $63,640     $135,371     $134,863
    Operating income                   15,041      12,930       26,978       25,076
    Depreciation and amortization       2,967       3,008        6,188        6,246


                         NBTY, INC. and SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 (Unaudited)

(In thousands, except per share amounts)

6.    Segment Information (continued):

                                     Three months ended         Six months ended
                                          March 31,                 March 31,
                                    ---------------------     ---------------------
                                      2001         2000         2001         2000
                                      ----         ----         ----         ----

Wholesale
  Revenue                           $ 47,758     $ 35,066     $ 87,418     $ 71,450
  Operating income                     6,529        7,008        7,961       13,125
  Depreciation and amortization          285          189          517          377

Corporate
  Operating loss                    $(2,461)     $ (2,428)    $ (5,114)    $ (4,729)
  Depreciation and amortization       2,974         2,428        5,613        4,729

Consolidated totals
  Revenue                           $224,775     $200,107     $391,604     $371,279
  Operating income                    32,925       34,016       37,508       52,036
  Depreciation and
   amortization                       11,011        8,996       21,778       17,338
  Interest expense, net                4,865        4,739        9,835        9,425
  Miscellaneous income, net            1,123          828        2,549        1,523
  Income taxes                        11,235       12,042       11,636       17,654
  Net income                          17,948       18,063       18,586       26,480


The following table reflects identifiable assets by market segment at March 31, 2001 and 2000:

                                                       March 31,
                                                ----------------------
                                                   2001          2000
                                                   ----          ----

Puritan's Pride/Direct response                 $ 66,369      $ 59,712
Retail United States                              81,023        74,404
Retail United Kingdom                            218,678       222,808
Wholesale                                         35,714        14,837
Corporate manufacturing assets                   223,308       219,829
                                                ----------------------
      Consolidated totals                       $625,092      $591,590
                                                ======================


                         NBTY, INC. and SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 (Unaudited)

(In thousands, except per share amounts)

9.    Subsequent events:

On April 27, 2001, the Company entered into an amended and restated Credit and Guarantee Agreement ("CGA") which provides for aggregate borrowings up to $199,300. The CGA is comprised of two revolving credit agreements of $100,000 and $50,000 respectively and a term loan of $49,300. The CGA provides that loans be made under a selection of rate formulas, including prime or Euro currency rates. Virtually all of the Company's assets are collateralized under the CGA. In addition, the Company is subject to maintenance of various financial ratios and covenants.

In April 2001, the Company entered into a contract to purchase substantially all of the assets of Global Health Sciences, Inc. and certain of its operating subsidiaries for approximately $40,000 in cash. Global Health Sciences, Inc. and its subsidiaries, which manufacturers nutritional supplements in California, filed voluntary petitions under Chapter 11 of the Bankruptcy Code. In addition, in May 2001 the Company entered into a contract to purchase NatureSmart LLC from Whole Foods Market, Inc. for $28,000 in cash. NatureSmart develops, manufactures and markets nutritional supplements and is located in Thornton, Colorado. The acquisitions will be financed by the Company's Credit and Guarantee Agreement.


                         NBTY, INC. and SUBSIDIARIES
              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

Results of Operations:

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:

                                                Three months           Six months
                                                    Ended                 Ended
                                                  March 31,             March 31,
                                              -----------------     -----------------
                                               2001       2000       2001       2000
                                               ----       ----       ----       ----

Net sales                                     100.0%     100.0%     100.0%     100.0%
Costs and expenses:
  Cost of sales                                43.5       42.1       44.0       44.5
  Catalog printing, postage and promotion       5.2        4.8        7.0        4.8
  Selling, general and administrative          36.6       36.1       39.4       36.7
                                              --------------------------------------
                                               85.3       83.0       90.4       86.0
                                              --------------------------------------
Income from operations                         14.7       17.0        9.6       14.0
Other income (expenses), net                   (1.7)      (2.0)      (1.9)      (2.1)
                                              --------------------------------------
Income before income taxes                     13.0       15.0        7.7       11.9
Income taxes                                    5.0        6.0        3.0        4.8
                                              --------------------------------------
Net income                                      8.0%       9.0%       4.7%       7.1%
                                              ======================================


                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

For the three months ended March 31, 2001 compared to the three months ended March 31, 2000:

Net sales. Net sales in the second quarter ended March 31, 2001 were $224,775 compared with $200,107 for the prior comparable period, an increase of $24,668 or 12.3%. Puritan's Pride/Direct Response sales were $57,569 compared to $62,905, a decrease of $5,336 or 8.5%, wholesale sales were $47,758 compared to $35,066, an increase of $12,692 or 36.2% , U.S. retail sales were $44,659 compared to $38,496, an increase of $6,163 or 16.0% and U.K. retail sales were $74,789 compared to $63,640, an increase of $11,149 or 17.5%. Revenue increases in three of the Company's four segments are attributed to the continued consumer acceptance of the broad base of the Company's products. The decrease in Direct Response reflects the general industry weakness in nutritional supplements. The Company operated 515 stores in the U.S. and 442 stores in the U.K. as of March 31, 2001 compared to 415 stores in the U.S. and 422 in the U.K. as of March 31, 2000. Sales growth in the U.S. retail channel reflected the greater number of stores compared to last year. U.S. same store sales increased $110 or 0.3% for stores open more than one year.

Costs and expenses. Cost of sales were $97,804 for 2001, or 43.5% as a percentage of sales, compared to $84,153, or 42.1% for 2000. The increase of $13,651 was due primarily to the increase in the wholesale segment's cost of sales, which increased $10,349, or from 55.4% to 62.3% as a percentage of sales. The increase was mitigated by a decrease in the Direct Response segment's cost of sales, which decreased from 36% to 34.8% as a percentage of sales, primarily due to higher gross margins on new product introductions. The increase was also mitigated by the U.S. retail segment's cost of sales decreasing as a percentage of sales from 42% to 39.8%, primarily due to sales price increases on all product lines during the current quarter.

Catalog printing, postage, and promotion expenses were $11,701 in 2001 compared with $9,604 in 2000. This increase was due primarily to the Flex-A-Min advertising campaign and Vitamin World's Savings Passport Program. As a percentage of sales, catalog printing, postage and promotion expenses were 5.2% for the current quarter and 4.8% for the prior comparable quarter.

Selling, general and administrative expenses were $82,345 for the quarter, or 36.6% as a percentage of sales, compared with $72,334 or 36.1% as a percentage of sales in 2000. The largest categories with increases were salaries, fringe benefits (health insurance), and rent expense which increased primarily due to the U.S. retail store expansion program.

Interest expense. Interest expense was $4,865 for 2001, an increase of $126 compared to $4,739 in 2000. Interest expense increased due to the additional borrowings to fund the share repurchase program. The major components are interest on Senior Subordinated Notes associated with the Holland & Barrett acquisition, the Credit and Guarantee Agreement (CGA) used for stock repurchases and for capital expenditures.


                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

For the three months ended March 31, 2001 compared to the three months ended March 31, 2000:

Other income (expense) - Miscellaneous, net for the three months ended March 31, 2001 increased $295, primarily due to a $81 increase in investment income, a $412 increase in exchange rate gains on intercompany balances and a $166 decrease in rental income, net.

Income before income taxes was $29,183 for 2001 and $30,105 for 2000. After income taxes, the Company had a net profit of $17,948 (or basic and diluted earnings per share of $0.27) for the three months ended March 31, 2001, and $18,063 (or basic earnings per share of $0.27, diluted earnings per share of $0.26) for the three months ended March 31, 2000.


                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

For the six months ended March 31, 2001 compared to the six months ended March 31, 2000:

Net sales. Net sales for the six months ended March 31, 2001 were $391,604 compared with $371,279 for the prior comparable period, an increase of $20,325 or 5.5%. Puritan's Pride/Direct Response sales were $85,403 compared to $92,139, a decrease of $6,736 or 7.3%, wholesale sales were $87,418 compared to $71,450, an increase of $15,968 or 22.3%, U.S. retail sales were $83,413 compared to $72,826, an increase of $10,587 or 14.5% and U.K. retail sales were $135,371 compared to $134,863, an increase of $508 or .4%. Revenue increases in three of the Company's four segments are attributed to continued consumer acceptance of the broad base of the Company's products. The decrease in Direct Response reflects the general industry weakness in nutritional supplements. The Company operated 515 stores in the U.S. and 442 stores in the U.K. as of March 31, 2001 compared to 415 stores in the U.S. and 422 in the U.K. as of March 31, 2000. Sales growth in the U.S. retail channel reflected the greater number of stores compared to last year. U.S. same store sales decreased $4,348 or 6.6% for stores open more than one year.

Costs and expenses. Cost of sales were $172,309 for 2001, or 44% as a percentage of sales, compared to $165,096, or 44.5% as a percentage of sales. The Direct Response segment's cost of sales decreased from 36.9% to 34.9% as a percentage of sales, primarily due to higher gross margins on new product introductions. Cost of sales for the U.K. retail segment decreased from 42.9% to 39.9% as a percentage of sales, primarily due to increased efficiencies gained by the new distribution plant located in Burton on Trent in the U.K. The decreases in cost of sales, as a percentage of sales, were partially offset by the increase in the wholesale segment's cost of sales, which increased from 59.1% to 60.6% as a percentage of sales.

Catalog printing, postage, and promotion expenses were $27,411 in 2001, compared with $17,889 in 2000. This increase was due primarily to an increase in print and television media advertising in wholesale and costs related to the Vitamin World Savings Passport Program. As a percentage of sales, catalog printing, postage and promotion expenses were 7.0% for the six months and 4.8% for the prior comparable six months.

Selling, general and administrative expenses were $154,376 for 2001, or 39.4% as a percentage of sales, compared with $136,258 or 36.7% as a percentage of sales for 2000. The largest categories with increases are salaries, fringe benefits (health insurance), and rent expense, which increased primarily due to the U.S. retail store expansion program.

Interest expense. Interest expense was $9,835 for 2001, an increase of $410 compared to $9,425 for 2000. The major components are interest on Senior Subordinated Notes associated with the Holland & Barrett acquisition, the Credit and Guarantee Agreement (CGA) used for the stock repurchase and for capital expenditures. Interest expense increased due primarily to the additional borrowings to fund the share repurchase program.


                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

For the six months ended March 31, 2001 compared to the six months ended March 31, 2000:

Other income (expense) - Miscellaneous, net for the six months ended March 31, 2001 increased $1,026, primarily due to a $115 increase in investment income, a $957 increase in exchange rate gains on intercompany balances and a $133 decrease in rental income, net.

Income before income taxes was $30,222 for 2001 and $44,134 for 2000. After income taxes, the Company had a net profit of $18,586 (or basic and diluted earnings per share of $.28) for the six months ended March 31, 2001, and $26,480 (or basic earnings per share of $0.40, diluted earnings per share of $0.38) for the six months ended March 31, 2000.


                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                     CONDITION and RESULTS of OPERATIONS
                                 (Unaudited)

(In thousands, except per share amounts and number of stores)

Liquidity and Capital Resources
-------------------------------

Working capital was $123.2 million at March 31, 2001, compared with $100.1 million at September 30, 2000, an increase of $23.1 million. The increase was due primarily to increases in cash, accounts receivable, and inventories, partially offset by an increase in accrued expenses and income taxes.

On April 27,2001, the Company entered into an amended and restated Credit and Guarantee Agreement ("CGA") which provides for aggregate borrowings up to $199,300. The CGA is comprised of two revolving credit agreements of $100,000 and $50,000 respectively and a term loan of $49,300. At March 31, 2001, there were borrowings of $69,900 under this facility at an annual borrowing rate of 7.81%. The CGA provides that loans be made under a selection of rate formulas, including prime or Euro currency rates. Virtually all of the Company's assets are collateralized under the CGA.
In addition, the Company is subject to maintenance of various financial ratios and covenants.

On January 1, 2000, the Company acquired Nutrition Warehouse, Inc. and its affiliated companies ("NW") for $20 million in cash and approximately 1,059 shares of NBTY stock with a then market value of $12.4 million. The cash portion of the acquisition was funded by $20 million in borrowings under the CGA.

In connection with the August 1997 acquisition of Holland & Barrett, the Company issued $150 million of 8-5/8% senior subordinated Notes ("Notes") due in 2007. The Notes are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company.

The Company believes that existing cash balances, internally-generated funds from operations, and amounts available under the CGA will provide sufficient liquidity to satisfy the Company's working capital needs for the next 12 months and to finance anticipated capital expenditures incurred in the normal course of business and potential acquisitions.

Net cash provided by operating activities was $27.7 million for the six months ended March 31, 2001 and $79.4 million for the six months ended March 31, 2000. The decrease was primarily due to a decrease in net income as well as increases in inventory and accounts receivable. Net cash used in investing activities was $13.1 million in 2001 and $46.0 million in 2000; primarily due to new retail store openings and plant expansion programs. The 2000 total included the acquisition of Nutrition Warehouse. Net cash used in financing activities was $.8 million in 2001 and $4.7 million in 2000. The change was primarily due to the repayment of debt principal and the purchase of treasury stock, and was offset by additional borrowings of $27 million.

Management believes that inflation did not have a significant impact on its operations.


                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                     CONDITION and RESULTS of OPERATIONS
                                 (Unaudited)

(In thousands, except per share amounts and number of stores)

New accounting standards
------------------------

Effective October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As the Company has determined, it does not have any derivatives or hedging activities, the adoption of SFAS No. 133 did not affect the Company's financial position or results of operations as of and for the six months ended March 31, 2001.

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

Item 6.   Exhibits and Reports on Form 8-K

There was no Form 8-K filed during the second quarter of the fiscal year ending September 30, 2001.


                         NBTY, INC. and SUBSIDIARIES

                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                       NBTY, INC.

Date  May 14, 2001                     /s/  Harvey Kamil
                                       ------------------------------------
                                       Harvey Kamil, Executive Vice
                                       President, Secretary (Principal
                                       Financial and Accounting Officer)