Form 10-Q
period 2001-06-30
NBTY INC
filed 2001-08-14
CIK 70793

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended       June 30, 2001

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

                             YES   X   NO
                                 -----    -----

Shares of Common Stock as of August 6, 2001:  65,290,799


                         NBTY, INC. and SUBSIDIARIES

                                    INDEX


PART I      Financial Information

            Condensed Consolidated Balance Sheets -
             June 30, 2001 (unaudited) and
             September 30, 2000                                     1 - 2

            Condensed Consolidated Statements of Income -
             (unaudited) Three months ended
             June 30, 2001 and 2000                                     3

            Condensed Consolidated Statements of Income -
             (unaudited) Nine months ended
             June 30, 2001 and 2000                                     4

            Condensed Consolidated Statements of
             Stockholders' Equity -
                Year ended September 30, 2000
             and (unaudited) Nine months ended
             June 30, 2001                                              5

            Condensed Consolidated Statements of Cash Flows -
             (unaudited) Nine months ended
             June 30, 2001 and 2000                                 6 - 7

            Notes to Condensed Consolidated
             Financial Statements (unaudited)                      8 - 14

            Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                15 - 22

            Qualitative and Quantitative Disclosures
             about Market Risk                                         22

PART II     Other Information                                          23

            Signature                                                  24



                         NBTY, INC. and SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS


(Dollars and shares in thousands)
                                        June 30,     September 30,
                                         2001             2000
                                        --------     -------------
                                      (Unaudited)

Current assets:
  Cash and cash equivalents             $ 44,461        $ 31,464

Accounts receivable, less
 allowance for doubtful accounts
 of $1,536 at June 30, 2001
 and $1,227 at September 30, 2000.        39,558          24,913

Inventories                              176,025         130,741

Deferred income taxes                      3,549           3,549

Prepaid property taxes, rent,
 and other current assets                 25,129          20,269
                                        ------------------------

      Total current assets               288,722         210,936

Property, plant and equipment            362,779         326,010
 less accumulated depreciation
 and amortization                        133,013         111,846
                                        ------------------------

                                         229,766         214,164

Intangible assets, net                   173,918         172,124

Other assets                              13,138           6,389
                                        ------------------------

      Total assets                      $705,544        $603,613
                                        ========================

See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY

(Dollars and shares in thousands)

                                                         June 30,      September 30,
                                                          2001             2000
                                                        ---------      -------------
                                                       (Unaudited)

Current liabilities:
  Current portion of long-term debt
  and capital lease obligations                          $ 37,392         $ 12,829
  Accounts payable                                         55,519           61,100
  Accrued expenses and income taxes                        58,532           36,893
                                                         -------------------------

      Total current liabilities                           151,443          110,822

Long-term debt                                            254,256          199,095
Obligations under capital leases                              515            1,383
Deferred income taxes                                      16,918           17,050
Other liabilities                                           2,816            2,820
                                                         -------------------------

      Total liabilities                                   425,948          331,170
                                                         -------------------------

Commitments and contingencies

Stockholders' equity:
Common stock, $0.008 Par; authorized 175,000
 shares; issued 68,549 shares at June 30,
 2001 and 68,524 shares at September 30, 2000
 and outstanding 65,291 shares at June 30,
 2001 and 68,289 shares at September 30, 2000.                548              548

Capital in excess of par                                  124,031          123,798
Retained earnings                                         195,253          163,300
                                                         -------------------------

                                                          319,832          287,646

Less: 3,258 and 235 treasury shares, at cost, at
 June 30, 2001 and September 30, 2000, respectively       (17,211)          (1,512)
 Stock subscriptions receivable                              (839)            (839)
 Accumulated other comprehensive loss                     (22,186)         (12,852)
                                                         -------------------------

      Total stockholders' equity                          279,596          272,443
                                                         -------------------------

      Total liabilities and stockholders'
       equity                                            $705,544         $603,613
                                                         =========================


See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)


(Dollars and shares in thousands, except per share amounts)
                                               For the three months
                                                  ended June 30,
                                               --------------------
                                                 2001      2000
                                                 ----      ----

Net sales                                      $203,926    $172,102

Cost and expenses:
  Cost of sales                                  87,460      74,020
  Catalog printing, postage and promotion        11,388       7,135
  Selling, general and administrative            78,060      69,287
  Recovery of raw material cost                       -      (2,511)
                                               --------------------
                                                176,908     147,931
                                               --------------------

Income from operations                           27,018      24,171
                                               --------------------


Other income (expense):
  Interest, net                                  (6,314)     (5,011)
  Miscellaneous, net                              1,030         934
                                               --------------------

                                                 (5,284)     (4,077)
                                               --------------------

Income before income taxes                       21,734      20,094

Income taxes                                      8,368       8,037
                                               --------------------

Net income                                     $ 13,366    $ 12,057
                                               ====================

Net income per share:
  Basic                                        $   0.20    $   0.18
                                               ====================
  Diluted                                      $   0.20    $   0.17
                                               ====================

Weighted average common shares outstanding:
  Basic                                          65,281      67,495
                                               ====================

  Diluted                                        67,099      69,729
                                               ====================


See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)


(Dollars and shares in thousands, except per share amounts)
                                               For the nine months
                                                  ended June 30,
                                               -------------------
                                                 2001        2000
                                                 ----        ----

Net sales                                      $595,530    $543,381

Cost and expenses:
  Cost of sales                                 259,769     239,116
  Catalog printing, postage and promotion        38,799      25,025
  Selling, general and administrative           232,436     205,559
  Recovery of raw material cost                       -      (2,511)
                                               --------------------
                                                531,004     467,189
                                               --------------------

Income from operations                           64,526      76,192
                                               --------------------

Other income (expense):
  Interest, net                                 (16,149)    (14,360)
  Miscellaneous, net                              3,579       2,395
                                               --------------------

                                                (12,570)    (11,965)
                                               --------------------

Income before income taxes                       51,956      64,227

Income taxes                                     20,003      25,691
                                               --------------------

Net income                                     $ 31,953    $ 38,536
                                               ====================

Net income per share:
  Basic                                        $   0.49    $   0.58
                                               ====================

  Diluted                                      $   0.48    $   0.56
                                               ====================

Weighted average common shares outstanding:
  Basic                                          65,865      66,937
                                               ====================

  Diluted                                        66,817      69,173
                                               ====================


See notes to condensed consolidated financial statements.


                         NBTY, Inc. and Subsidiaries
          Condensed Consolidated Statements of Stockholders' Equity
                  for the year ended September 30, 2000 and
                     the nine months ended June 30, 2001
                                 (Unaudited)


(Dollars and shares in thousands)

                                                                                                      Accumu-
                                                                                                       lated
                                Common stock                            Treasury stock                 Other
                               ---------------   Capital               -----------------    Stock     Compre-    Total      Total
                               Number              in                  Number                sub-     hensive    Stock-    Compre-
                                 of              excess     Retained     of               scriptions  Income    holders'   hensive
                               shares   Amount   of par     earnings   shares    Amount   receivable  (Loss)     Equity    Income
                               ------   ------   -------    --------   ------    ------   ----------  -------   --------   -------

Balances, September 30, 1999   66,096    $529    $106,332   $111,792       -           -    $(839)    $ 6,135   $223,949   $22,101
                                                                                                                           -------

Net income for year ended
 September 30, 2000                                           51,508                                              51,508   $51,508
Purchase of treasury shares,
 at cost                                                                 288      (2,511)                         (2,511)
Acquisition of Nutrition
 Warehouse                      1,059       8      12,235                                                         12,243
Treasury stock retired            (53)               (999)               (53)        999                               -
Exercise of stock options       1,422      11       4,397                                                          4,408
Tax benefit from exercise of
 stock options                                      1,833                                                          1,833
Foreign currency translation
 adjustment                                                                                           (18,987)   (18,987)  (18,987)
                               ---------------------------------------------------------------------------------------------------

Balances, September 30, 2000   68,524     548     123,798    163,300     235      (1,512)    (839)    (12,852)   272,443   $32,521
                                                                                                                           -------

Net income for the nine
 months ended June 30, 2001                                   31,953                                              31,953   $31,953
Purchase of treasury shares,
 at cost                                                               3,023     (15,699)                        (15,699)
Exercise of stock options          25                 155                                                            155
Tax benefit from exercise of
 stock options                                         78                                                             78
Foreign currency translation
 adjustment                                                                                            (9,334)    (9,334)   (9,334)
                               ---------------------------------------------------------------------------------------------------

Balances, June 30, 2001        68,549    $548    $124,031   $195,253   3,258    $(17,211)   $(839)   $(22,186)  $279,596   $22,619
                               ===================================================================================================



See notes to condensed consolidated financial statements.


                         NBTY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


(Dollars in thousands)

                                                             For the nine months
                                                               ended June 30,
                                                          ----------------------
                                                            2001        2000
                                                            ----        ----

Net income                                                $ 31,953    $ 38,536

Adjustments to reconcile net income to
  cash provided by operating activities:
  Loss on sale of property, plant and equipment                512         726
  Depreciation and amortization                             32,576      26,890
  Amortization of bond discount                                 93          93
  Provision for allowance for doubtful accounts                325         107
  Tax benefit from exercise of stock options                    78       1,681
  Changes in assets and liabilities:
    Increase  in accounts receivable                        (5,767)     (4,057)
    (Increase) decrease in inventories                     (27,739)      5,104
    Increase in prepaid catalog
     costs and other current assets                         (3,240)     (6,069)
    (Increase)decrease in other assets                         (67)      1,522
    (Decrease)increase in accounts payable                  (5,847)      3,736
    Increase in accrued expenses                            19,841      25,250
    Decrease in other liabilities                               (5)     (1,381)
                                                          --------------------

      Net cash provided by operating activities             42,713      92,138
                                                          --------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                (26,961)    (41,655)
  Proceeds from sale of property, plant, and equipment       4,162         110
  Purchase of business, net of cash acquired               (68,177)    (41,728)
  Increase in intangible assets                                (40)        (10)
                                                          --------------------

      Net cash used in investing activities                (91,016)    (83,283)
                                                          --------------------

Cash flows from financing activities:
  Borrowings (Payments) under long-term debt
   agreements                                               91,064      (2,092)
  Principal payments under long-term
   debt agreements and capital leases                      (12,300)     (1,918)
  Proceeds from stock options exercised                        155       1,666
  Purchase of treasury stock                               (15,699)
  Stock subscriptions receivable                                        (1,760)
                                                          --------------------
Net cash provided by (used in)
 financing activities                                       63,220      (4,104)
                                                          --------------------
Effect of exchange rate changes on cash
 and cash equivalents                                       (1,920)     (1,257)
                                                          --------------------

Net increase in cash and cash equivalents                   12,997       3,494

Cash and cash equivalents at beginning of period            31,464      18,269
                                                          --------------------

Cash and cash equivalents at end of period                $ 44,461    $ 21,763
                                                          ====================
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                $ 12,558    $ 11,801
  Cash paid during the period for taxes                   $  8,982    $  5,752



See notes to condensed consolidated financial statements.


                         NBTY, INC. and SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS

              For the nine months ended June 30, 2001 and 2000

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

In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 2001 and its results of operations for the three and nine months ended June 30, 2001 and 2000 and statements of cash flows for the nine months ended June 30, 2001 and 2000. The condensed consolidated balance sheet as of September 30, 2000 has been derived from the audited balance sheet as of that date. The results of operations for the three and nine months ended June 30, 2001 and statements of cash flows for the nine months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 2000.

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

New accounting standards

In July 2001, The Financial Accounting Standards Board (FASB) issued Statements No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Effective October 1, 2001, the Company will no longer be required to amortize goodwill and certain other intangibles as a charge to earnings. Management has estimated that adoption of these standards will reduce amortization expense of goodwill and other certain intangibles by approximately $5.5 million annually.

Effective October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As the Company has determined, it does not have any derivatives or hedging activities, the adoption of SFAS No. 133 did not affect the Company's financial position or results of operations as of and for the nine months ended June 30, 2001.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). SAB 101 does not change existing revenue recognition rules, but rather addresses and clarifies existing rules and their application. SAB 101 is effective for the Company beginning July 1, 2001 or fourth quarter of fiscal 2001. Management believes the impact of SAB 101 will not be material to the Company's results of operations and financial position.


                         NBTY, INC. and SUBSIDIARIES

            NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                  (In thousands, except per share amounts)

2.    Acquisitions

During May 2001, the Company completed the acquisition of NatureSmart, LLC for approximately $29 million and purchased certain assets of Global Health Sciences Inc. in an auction ordered by a bankruptcy court in California for approximately $40 million. The transactions stipulated adjustments to the purchase price for agreed upon working capital. The Company has determined that there are working capital deficiencies, (approximately $1.5 million for NatureSmart and $6.5 million for Global Health Sciences) and therefore the amounts noted above as cash paid for the acquisitions are expected to be reduced upon resolution of these matters. The transactions were funded by borrowings under the Credit and Guarantee Agreement (CGA).

NatureSmart:

Assets acquired and liabilities assumed include accounts receivable ($643), inventory ($10,882), other current assets ($618), property, plant and equipment ($6,871), intangibles ($1,309), and current liabilities ($3,565). The excess cost of investment over the net book value of NatureSmart at the date of acquisition resulted in an increase in goodwill of $12,612 which will be amortized over 20 years. NatureSmart develops, manufacturers and markets nutritional supplements. NatureSmart's sales for the year ended September 24, 2000 were approximately $59 million.

Global Health Sciences:

Assets acquired and liabilities assumed include cash ($1,427) accounts receivable ($8,569), inventory ($7,894), other current assets ($1,663), and property, plant and equipment ($14,000). The excess cost of investment over the net book value of Global Health Sciences at the date of acquisition amounted to $6,681, which is classified by the Company as other assets. The Company, upon completion of any purchase price adjustments, will reevaluate its classification of the $6,681 included in other assets. Global Health Sciences manufactures and markets specialty nutritional supplements in powder and tablet form. Global Health Sciences had sales of approximately $171 million for the twelve month period ended April 2001.

These two acquisitions contributed $11 million of sales and a marginal operating loss for the current quarter.

During the quarter ended June 30, 2000, the Company acquired certain assets and liabilities of Longevity Formulas, Inc. (also known as "Healthwatchers System") and Martin Health Systems, Inc. for $5,150. In addition, the Company acquired the mailing list of Rexall Sundown's SDV vitamin catalog and mail order business for $16,500. The list contains approximately 750,000 customer names, which has been merged into the existing customer base of the Puritan's Pride/Direct Response business.

On January 1, 2000, the Company acquired Nutrition Warehouse, Inc. and its affiliated companies ("NW") for $20 million in cash and approximately 1,059 shares of NBTY stock with a total then market value of $12.2 million. NW operated an e-commerce/direct response business as well as fourteen retail stores in various locations in New York. The e-commerce business has been combined with the Company's Puritan.com operations. Annual revenues approximated $14 million for the e-commerce/direct response business and $14 million in retail sales for the year ended December 31, 1999. The cash portion of the acquisition was funded with $20 million in borrowings under the Company's Credit and Guarantee Agreement (CGA).


                         NBTY, INC. and SUBSIDIARIES

            NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited)

                   (In thousands, except per share amounts

3.    Comprehensive income

Total comprehensive income for the Company includes net income and the effects of foreign currency translation, which are charged or credited to the cumulative translation adjustment account within stockholders' equity.

Total comprehensive income for the three and nine months ended June 30, 2001 and 2000 are as follows:


                            For the three months    For the nine months
                               ended June 30,          ended June 30,
                            --------------------    -------------------
                              2001        2000        2001         2000
                              ----        ----        ----         ----

Net income                  $13,366      $12,057    $31,953      $ 38,536
Changes in cumulative
 translation adjustments     (1,646)      (9,484)    (9,334)      (15,479)
                            ---------------------------------------------
Comprehensive income        $11,720      $ 2,573    $22,619      $ 23,057
                            =============================================


Accumulated other comprehensive loss, which is classified as a separate component of stockholders' equity, is comprised of cumulative translation adjustments of $(22,186) and $(12,852) at June 30, 2001 and September 30, 2000, respectively.


                         NBTY, INC. and SUBSIDIARIES

            NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(In thousands, except per share amounts)

4.    Inventories

Inventories have been estimated using the gross profit method for the interim periods. The components of inventories are as follows:


                            June 30,     September 30,
                              2001           2000
                            --------     -------------

      Raw materials and
       Work-in-process      $ 67,714       $ 45,083
      Finished goods         108,311         85,658
                            -----------------------
                            $176,025       $130,741
                             =======================


5.    Earnings per share (EPS)

 Basic EPS computations are based on the weighted average number of common shares outstanding during the three and nine month periods ended June 30, 2001 and 2000. Diluted EPS includes the dilutive effect of outstanding stock options, as if exercised. The following is a reconciliation between basic and diluted EPS:


                                    For the three months    For the nine months
                                       ended June 30,          ended June 30,
                                    --------------------    -------------------
                                    2001          2000        2001         2000
                                    ----          ----        ----         ----

Numerator:
  Numerator for basic EPS -
   income available
   to common stockholders         $13,366       $12,057     $31,953      $38,536
                                  ==============================================

Numerator for diluted EPS -
   income available
   to common stockholders         $13,366       $12,057     $31,953      $38,536
                                  ==============================================

Denominator:
  Denominator for basic EPS -
   weighted - average shares       65,281        67,495      65,865       66,937

Effect of dilutive securities:
  Stock options                     1,818         2,234         952        2,236
                                  ----------------------------------------------
Denominator for diluted EPS -
   weighted - average shares       67,099        69,729      66,817       69,173
                                  ==============================================

Net EPS:
  Basic EPS                       $  0.20       $  0.18     $  0.49      $  0.58
                                  ==============================================

  Diluted EPS                     $  0.20       $  0.17     $  0.48      $  0.56
                                  ==============================================

                         NBTY, INC. and SUBSIDIARIES

            NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(In thousands, except per share amounts)

6.    New Credit Facility

On April 27, 2001 the Company entered into an amended and restated Credit and Guarantee Agreement (CGA) which provides for aggregate borrowings up to $188,400. The CGA is comprised of two revolving credit agreements of $100,000 (increased by $50,000 in April 2001) and $50,000 and a term loan of $38,400. As of August 31, 2001, the outstanding balance of the $100,000 facility will convert to a term loan, payable in 16 equal consecutive installments commencing on September 30, 2001 and ending on June 30, 2005. The $50,000 revolving credit facility expires on September 30, 2003. The $38,400 term loan is payable in 16 equal consecutive installments commencing
on June 30, 2001 with the balance payable on March 31, 2005.   At June 30,
2001 there were borrowings of $134,200 under this facility at an annual borrowing rate of 7.125%. The current portion of the CGA is $34,425. The Company is required to pay a commitment fee, which varies between .25% and
 .50% per annum, depending on the Company's ratio of Debt to EBITDA, on any unused portion of the revolving credit facility. The CGA provides that loans be made under a selection of rate formulas, including prime or Euro currency rates. Virtually all of the Company's assets are collateralized under the CGA. In addition, the Company is subject to the maintenance of various financial ratios and covenants.

7.    Stock Options

During the nine months ended June 30, 2001, options were exercised with 25 shares of common stock issued to a director for cash of $155. As a result of the exercise of those options, the Company expects to receive a compensation deduction for tax purposes of approximately $203 and a tax benefit of approximately $78.

During the nine months ended June 30, 2000, options were exercised with 1,361 shares of common stock issued to executives for cash of $1,666, interest bearing stock subscriptions receivable of $1,760 and $964 of NBTY shares. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $4,310 and a tax benefit of approximately $1,681.

8.    Change in accounting estimate

Effective April 1, 2001, the Company changed its accounting estimate for the useful live of certain long-lived assets, primarily leasehold improvements and furniture and fixtures based upon the term of the leases. Management believes that the useful life of these assets approximates the term of the respective leases. The effect of this change in estimate has been accounted for on a prospective basis and resulted in a decrease in depreciation and amortization expense of approximately $600 for the quarter ended June 30, 2001.


                         NBTY, INC. and SUBSIDIARIES

            NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(In thousands, except per share amounts)

9.    Segment Information:

The Company's segments are organized by sales market on a worldwide basis. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the pretax operating income of each segment. Accordingly, the Company reports four worldwide segments: Puritan's Pride/Direct Response, Retail: United States and United Kingdom, and Wholesale. All of the Company's products fall into one of these four segments. The Puritan's Pride/Direct Response segment generates revenue through the sale of its products primarily through mail order catalog and the internet. Catalogs are strategically mailed to customers who order by mail or phoning customer service representatives in New York, Illinois or the United Kingdom. The Retail United States segment generates revenue through the sale of proprietary brand and third-party products through its 523 Company-operated stores. The Retail United Kingdom segment generates revenue through the sale of proprietary brand and third-party products in 458 Company-operated stores. The Wholesale segment (including Network Marketing) is comprised of several divisions each targeting specific market groups. These market groups include wholesalers, distributors, mass marketers, retail chains, pharmacies, health food stores, bulk and international customers.

The following table represents key financial information of the Company's business segments:


                         NBTY, INC. and SUBSIDIARIES

            NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(In thousands, except per share amounts)


                                     Three months ended      Nine months ended
                                          June 30,                June 30,
                                     ------------------      -----------------
                                     2001        2000        2001        2000
                                     ----        ----        ----        ----

Puritan's Pride/Direct Response
  Revenue                          $ 42,475    $ 42,899    $127,878    $135,039
  Operating income                   13,915      12,948      39,423      37,902
  Depreciation and amortization       1,189       1,037       3,401       2,130

Retail:
  United States
  Revenue                          $ 45,268    $ 35,450    $128,680    $108,276
  Operating loss                     (4,976)     (5,543)    (22,801)    (11,929)
  Depreciation and amortization       3,004       2,917      10,260       7,786

United Kingdom
  Revenue                          $ 63,427    $ 57,194    $198,798    $192,057
  Operating income                   13,948       7,990      40,926      33,067
  Depreciation and amortization       3,090       2,952       9,278       9,198

Wholesale
  Revenue                          $ 52,756    $ 36,559    $140,174    $108,009
  Operating income                    4,664       6,275       7,012      14,670
  Depreciation and amortization         408         311         925         689

Corporate
  Operating (loss) income          $   (533)   $  2,501    $    (34)   $  2,482
  Depreciation and amortization       3,099       2,335       8,712       7,087
  Recovery of raw material costs                 (2,511)          -      (2,511)

Consolidated totals
  Revenue                          $203,926    $172,102    $595,530    $543,381
  Operating income                   27,018      24,171      64,526      76,192
  Depreciation and amortization      10,790       9,552      32,576      26,890
  Interest expense, net               6,314       5,011      16,149      14,360
  Miscellaneous income, net           1,030         934       3,579       2,395
  Income taxes                        8,368       8,037      20,003      25,691
  Net income                         13,366      12,057      31,953      38,536


The following table reflects identifiable assets by market segment at June 30, 2001 and 2000:


                                                  June 30,
                                             2001          2000
                                             ----          ----

      Puritan's Pride/Direct response      $ 77,076      $ 89,976
      Retail United States                   83,493        69,709
      Retail United Kingdom                 222,647       201,754
      Wholesale                              59,781        24,685
      Corporate manufacturing assets        262,547       212,734
                                           ----------------------
      Consolidated totals                  $705,544      $598,858
                                           ======================



                         NBTY, INC. and SUBSIDIARIES
              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts)


Results of Operations:

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:


                                                  Three months          Nine months
                                                     Ended                 Ended
                                                    June 30,             June 30,
                                              -------------------    ----------------
                                               2001       2000        2001      2000
                                               ----       ----        ----      ----

Net sales                                     100.0%     100.0%      100.0%    100.0%

Cost and expenses:
  Cost of sales                                42.9%      43.0%       43.6%     44.0%
  Catalog printing, postage and promotion       5.6%       4.2%        6.5%      4.6%
  Selling, general and administrative          38.3%      40.3%       39.0%     37.8%
  Recovery of raw material cost                           -1.5%                 -0.5%
                                              --------------------------------------
                                               86.8%      86.0%       89.1%     85.9%
                                              --------------------------------------

Income from operations                         13.2%      14.0%       10.9%     14.1%
                                              --------------------------------------

Other income (expense):
  Interest, net                                -3.1%      -2.8%       -2.7%     -2.6%
  Miscellaneous, net                            0.5%       0.5%        0.6%      0.4%
                                              --------------------------------------
                                               -2.6%      -2.3%       -2.1%     -2.2%
                                              --------------------------------------

Income before income taxes                     10.6%      11.7%        8.8%     11.9%

Income taxes                                    4.1%       4.7%        3.4%      4.7%
                                              --------------------------------------

Net income                                      6.5%       7.0%        5.4%      7.2%
                                              ======================================



                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

For the three months ended June 30, 2001 compared to the three months ended June 30, 2000:

Net sales. Net sales in the third quarter ended June 30, 2001 were $203,926 compared with $172,102 for the prior comparable period, an increase of $31,824 or 18.5%. Puritan's Pride/Direct Response sales were $42,475 compared to $42,899, a decrease of $424 or 1.0%, wholesale sales were $52,756 compared to $36,559, an increase of $16,197 or 44.3% , U.S. retail sales were $45,268 compared to $35,450, an increase of $9,818 or 27.7% and U.K. retail sales were $63,427 compared to $57,194, an increase of $6,233 or 10.9%. Revenue increases in three of the Company's four segments are attributed to the continued consumer acceptance of the broad base of the Company's products. The decrease in Direct Response reflects the general industry weakness in nutritional supplements. The Company operated 523 stores in the U.S. and 458 stores in the U.K. as of June 30, 2001 compared to 459 stores in the U.S. and 424 in the U.K. as of June 30, 2000. Sales growth in the U.S. retail channel reflected the greater number of stores compared to last year and increase in same store sales for stores open more than one year of 10.5%

Costs and expenses. Cost of sales were $87,460 for 2001, or 42.9% as a percentage of sales, compared to $74,020, or 43.0% for 2000. The increase of $13,440 was due primarily to the increase in the wholesale segment's cost of sales, which increased $12,374, or from 55.6% to 62.0% as a percentage of sales, primarily due to Global Health Sciences' costs of sales of $6,598 on sales of $6,465. The increase was mitigated by a decrease in the Direct Response segment's cost of sales, which decreased from 35.9% to 30.4% as a percentage of sales, primarily due to higher gross margins on new product introductions and improvements in manufacturing efficiencies. The increase was also mitigated by the U.S. retail segment's cost of sales decreasing as a percentage of sales from 43% to 39.9%, primarily due to sales price increases on all product lines during the prior quarter.

Catalog printing, postage, and promotion expenses were $11,388 in 2001 compared with $7,135 in 2000, and increase of $4,253. Of this increase $1,392 was attributed to an increase in catalog printing and mailing costs and the balance for radio and television for certain of the Company's products. As a percentage of sales, catalog printing, postage and promotion expenses were 5.6% for the current quarter and 4.2% for the prior comparable quarter.

Selling, general and administrative expenses were $78,060 for the quarter, or 38.3% as a percentage of sales, compared with $69,287 or 40.3% as a percentage of sales in 2000. The largest categories with increases were salaries, fringe benefits (health insurance), and rent expense which increased primarily due to the U.S. retail store expansion program.

Recovery of raw materials costs. During the quarter ended June 30, 2000, the Company received $2,511 in partial settlement of ongoing price fixing litigation brought by the Company against certain raw material vitamin suppliers.

Interest expense. Interest expense was $6,314 for 2001, an increase of $1,303 compared to $5,011 in 2000. Interest expense increased due to the additional borrowings to fund the two acquisitions completed in the current quarter. The major components are interest on Senior Subordinated Notes associated with the Holland & Barrett acquisition, the Credit and Guarantee Agreement (CGA) used for acquisitions and for capital expenditures.


                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

For the three months ended June 30, 2001 compared to the three months ended June 30, 2000:

Other income (expense) - Miscellaneous, net for the three months ended June 30, 2001 increased $96 primarily due to a $135 increase in investment income, a $151 increase in exchange rate gains on intercompany balances offset by a $169 decrease in rental income, net.

Income before income taxes was $21,734 for 2001 and $20,094 for 2000. After income taxes, the Company had a net profit of $13,366 (or basic and diluted earnings per share of $0.20) for the three months ended June 30, 2001, and $12,057 (or basic earnings per share of $0.18, diluted earnings per share of $0.17) for the three months ended June 30, 2000.


                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

For the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000:

Net sales. Net sales for the nine months ended June 30, 2001 were $595,530 compared with $543,381 for the prior comparable period, an increase of $52,149 or 9.6%. Puritan's Pride/Direct Response sales were $127,878 compared to $135,039, a decrease of $7,161 or 5.3%, wholesale sales were $140,174 compared to $108,009, an increase of $32,165 or 29.8%, U.S. retail sales were $128,680 compared to $108,276, an increase of $20,404 or 18.8% and U.K. retail sales were $198,798 compared to $192,057, an increase of $6,741 or 3.5%. Revenue increases in three of the Company's four segments are attributed to continued consumer acceptance of the broad base of the Company's products. The decrease in Direct Response reflects the general industry weakness in nutritional supplements. The Company operated 523 stores in the U.S. and 458 stores in the U.K. as of June 30, 2001 compared to 459 stores in the U.S. and 424 in the U.K. as of June 30, 2000. Sales growth in the U.S. retail channel reflected the greater number of stores compared to last year. U.S. same store sales decreased $2,192 or 2.3% for stores open more than one year.

Costs and expenses. Cost of sales were $259,769 for 2001, or 43.6% as a percentage of sales, compared to $239,116, or 44.0% as a percentage of sales. The Direct Response segment's cost of sales decreased from 36.6% to 33.4% as a percentage of sales, primarily due to higher gross margins on new product introductions and improvements in manufacturing efficiencies. Cost of sales for the U.K. retail segment decreased from 42.1% to 38.8% as a percentage of sales, primarily due to increased efficiencies gained by the new distribution plant located in Burton on Trent in the U.K. The decreases in cost of sales, as a percentage of sales, were partially offset by the increase in the wholesale segment's cost of sales, which increased from 57.9% to 61.1% as a percentage of sales.

Catalog printing, postage, and promotion expenses were $38,799 in 2001, compared with $25,025 in 2000. This increase was due primarily to an increase in print and television media advertising in wholesale, the Flex-A-Min advertising campaign and costs related to the Vitamin World Savings Passport Program. As a percentage of sales, catalog printing, postage and promotion expenses were 6.5% for the nine months and 4.6% for the prior comparable nine months.

Selling, general and administrative expenses were $232,436 for 2001, or 39.0% as a percentage of sales, compared with $205,559 or 37.8% as a percentage of sales for 2000. The largest categories with increases were salaries, fringe benefits (health insurance), and rent expense, which increased primarily due to the U.S. retail store expansion program.

Recovery of raw materials costs. During the nine months ended June 30, 2000, the Company received $2,511 in partial settlement of ongoing price fixing litigation brought by the Company against certain raw material vitamin suppliers.

Interest expense. Interest expense was $16,149 for 2001, an increase of $1,789 compared to $14,360 for 2000. The major components are interest on Senior Subordinated Notes associated with the Holland & Barrett acquisition, the Credit and Guarantee Agreement (CGA) used for the stock repurchase, acquisitions and for capital expenditures. The increase in interest expense was due primarily to the additional borrowings to fund the stock repurchase program and the acquisitions.


                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                     CONDITION and RESULTS of OPERATIONS


(In thousands, except per share amounts and number of stores)

For the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000:


Other income (expense) - Miscellaneous, net for the nine months ended June 30, 2001 increased $1,184, primarily due to a $342 increase in investment income, a $908 increase in exchange rate gains on intercompany balances offset by a $372 decrease in rental income, net.

Income before income taxes was $51,956 for 2001 and $64,227 for 2000. After income taxes, the Company had a net profit of $31,953 (or basic earnings per share of $0.49, diluted earnings per share of $0.48) for the nine months ended June 30, 2001, and $38,536 (or basic earnings per share of $0.58, diluted earnings per share of $0.56) for the nine months ended June 30, 2000.

                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                     CONDITION and RESULTS of OPERATIONS
                                 (Unaudited)

(In thousands, except per share amounts and number of stores)

Liquidity and Capital Resources
---------------------------------------

Working capital was $137.3 million at June 30, 2001, compared with $100.1 million at September 30, 2000, an increase of $37.2 million. The increase was due primarily to increases in cash, accounts receivable, and inventories, partially offset by an increase in current portion of long-term debt, accrued expenses and income taxes.

On April 27, 2001 the Company entered into an amended and restated Credit and Guarantee Agreement (CGA) which provides for aggregate borrowings up to $188,400. The CGA is comprised of two revolving credit agreements of $100,000 (increased by $50,000 in April 2001) and $50,000 and a term loan of $38,400. As of August 31, 2001, the outstanding balance of the $100,000 facility will convert to a term loan, payable in 16 equal consecutive installments commencing on September 30, 2001 and ending on June 30, 2005. The $50,000 revolving credit facility expires on September 30, 2003. The $38,400 term loan is payable in 16 equal consecutive installments commencing
on June 30, 2001 with the balance payable on March 31, 2005.   At June 30,
2001 there were borrowings of $134,200 under this facility at an annual borrowing rate of 7.125%. The current portion of the CGA is $34,425. The Company is required to pay a commitment fee, which varies between .25% and
 .50% per annum, depending on the Company's ratio of Debt to EBITDA, on any unused portion of the revolving credit facility. The CGA provides that loans be made under a selection of rate formulas, including prime or Euro currency rates. Virtually all of the Company's assets are collateralized under the CGA. In addition, the Company is subject to the maintenance of various financial ratios and covenants.

During May 2001, the Company completed the acquisition of NatureSmart, LLC at a cost of approximately $29 million and purchased certain assets of Global Health Sciences Inc. in an auction ordered by a bankruptcy court in California at a cost of approximately $40 million. Both transactions were funded by borrowings under the CGA.

During the quarter ended June 30, 2000, the Company acquired certain assets and liabilities of Longevity Formulas, Inc. (also known as "Healthwatchers System") and Martin Health Systems, Inc. for $5,150. In addition, the Company acquired the mailing list of Rexall Sundown's SDV vitamin catalog and mail order business for $16,500.

On January 1, 2000, the Company acquired Nutrition Warehouse, Inc. and its affiliated companies ("NW") for $20 million in cash and approximately 1,059 shares of NBTY stock with a then market value of $12.2 million. The cash portion of the acquisition was funded by $20 million in borrowings under the CGA.

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


                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                     CONDITION and RESULTS of OPERATIONS
                                 (Unaudited)

(In thousands, except per share amounts and number of stores)

Liquidity and Capital Resources
---------------------------------------

Net cash provided by operating activities was $42.7 million for the nine months ended June 30, 2001 and $92.1 million for the nine months ended June 30, 2000. The decrease was primarily due to a decrease in net income as well as increases in inventory and accounts receivable. Net cash used in investing activities was $91 million in 2001 and $83.3 million in 2000; primarily due to new retail store openings, plant expansion programs and acquisitions. The 2000 total for net cash used in investing activities included the acquisitions of Nutrition Warehouse, the mailing list of Rexall Sundown's SDV vitamin catalog and mail order business, and certain assets of Healthwatchers System. Net cash provided by financing activities was $63.2 million in 2001. Net cash used in financing activities was $4.1 million in 2000. The change was primarily due to the new borrowings used to fund acquisitions and the stock repurchase program.

Management believes that inflation did not have a significant impact on its operations.


                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL

                     CONDITION and RESULTS of OPERATIONS
                                 (Unaudited)

(In thousands, except per share amounts and number of stores)

New accounting standards
------------------------------

In July 2001, The Financial Accounting Standards Board (FASB) issued Statements No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Effective October 1, 2001, the Company will no longer be required to amortize goodwill and other certain intangibles as a charge to earnings. Management has estimated that adoption of these standards will reduce amortization expense of goodwill and certain other intangibles by approximately $5.5 million annually.

Effective October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As the Company has determined, it does not have any derivatives or hedging activities, the adoption of SFAS No. 133 did not affect the Company's financial position or results of operations as of and for the nine months ended June 30, 2001.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). SAB 101 does not change existing revenue recognition rules, but rather addresses and clarifies existing rules and their application. SAB 101 is effective for the Company beginning July 1, 2001 or fourth quarter of fiscal 2001. Management believes the impact of SAB 101 will not be material to the Company's results of operations and financial position.

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


Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The Company is subject to currency and interest rate risks that arise from normal business operations. The Company regularly assesses these risks and has not entered into any hedging transactions.

To manage the potential loss arising from changing interest rates and its impact on long-term debt, the Company's policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments.


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


Item 1.  Legal Proceedings
            Not applicable.

Item 2.  Changes in Securities
            Not applicable.

Item 3.  Defaults upon Senior Securities
            Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The following propositions were approved on May 14, 2001 at NBTY, Inc's Annual Meeting of Stockholders.

Proposition 1: Re-elected Directors to serve until the 2004 Annual Meeting.


                      Votes       Votes      Total
                       for       against     Votes

Arthur Rudolph        56,271       371       56,642
Michael C. Slade      56,271       371       56,642
Michael L. Ashner     56,271       371       56,642
Glenn Cohen           56,271       371       56,642


Proposition 2: Ratified the designation of PricewaterhouseCoopers LLP as independent accountants to audit the consolidated financial statements of the Company for the 2001 fiscal year.


                      Votes       Votes      Total
                       for       against     Votes

                      56,348       294       56,642



Item 5.  Other Information
            Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
            There was no Form 8-K filed during the quarter covered by this report.


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


Date  August 14, 2001

                                       /s/ Harvey Kamil
                                       ------------------------------------
                                       Harvey Kamil, Executive Vice
                                        President, Secretary (Principal
                                        Financial and Accounting Officer)