Form 10-K
period 2001-09-30
NBTY INC
filed 2001-12-18
CIK 70793

===========================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2001.
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____ to _____.

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

                               (631) 567-9500
            (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System at November 30, 2001 was approximately $523,597,000. On such date, the closing price of the Registrant's Common Stock as reported by NASDAQ, was $11.62. The number of shares of Common Stock of the Registrant outstanding at November 30, 2001 was approximately 65,796,000.

Documents Incorporated by Reference: None

===========================================================================

                                 NBTY, INC.
                       2001 ANNUAL REPORT OF FORM 10-K
                              TABLE OF CONTENTS

                           Caption                                     Page

         Forward Looking Statements                                      4

PART I

ITEM 1   BUSINESS                                                        5

         General                                                         5
         Business Strategy                                               5
         Industry Overview                                               8
         Marketing and Distribution                                      9
         Operating Segments                                              9
         Sales, Marketing and Advertising                               11
         Manufacturing, Distribution and Quality Control                12
         Research and Development                                       13
         Competition                                                    13
         Compliance with Environmental Laws and Regulations             13
         Government Regulation                                          14
         International Operations                                       18
         Trademarks                                                     18

ITEM 2   PROPERTIES                                                     19

ITEM 3   LEGAL PROCEEDINGS                                              22

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            22

PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                            23

         Dividend Policy                                                23
         Price Range for Common Stock                                   23

ITEM 6   SELECTED CONSOLIDATED FINANCIAL DATA                           25

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION                                       26

         Background                                                     26
         Results of Operations                                          26
         Seasonality                                                    30
         Liquidity and Capital Resources                                30
         Inflation                                                      31
         New Accounting Developments                                    31

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                    33

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    33

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                       33

PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             34

ITEM 11  EXECUTIVE COMPENSATION                                         37

         Summary Compensation Table                                     37
         Employment Agreements                                          37

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                38

         Management                                                     38
         NBTY Inc. Employee Stock Ownership Plan and Trust ("ESOP")     41
         Eligibility                                                    41
         Contributions                                                  41
         Vesting                                                        41
         Distribution                                                   41

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 42

PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES                   43

         Financial Statements                                           44
         Financial Statement Schedule                                   69
         Signatures                                                  70-71

Forward Looking Statements

This annual report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company and the referenced acquisition. All of these forward-looking statements, which can be identified by the use of terminology such as "subject to", "believe," "expects," "may," "will," "should," or "anticipates," or the negative thereof, or variations thereon, or comparable terminology, or by discussions of strategy which, although believed to be reasonable, are inherently uncertain. Factors which may materially affect such forward-looking statements include: (i) slow or negative growth in the nutritional supplement industry; (ii) interruption of business or negative impact on sales and earnings due to acts of war, terrorism, bio-terrorism, civil unrest or disruption of mail service; (iii) the inability of, or the length of time required for, the Company to assimilate acquisitions successfully into the mainstream of its business;
(iv) inability of the Company to successfully implement its business strategy; (v) inability to retain customers of companies (or mailing lists) recently acquired; (vi) fluctuations in foreign currencies, and more particularly the British Pound; (vii) exposure to, expense of prosecuting, defending and/or resolving claims or litigation, including but not limited to, product liability claims, class action suits, stockholder derivative suits, patent or trademark infringements suits and other litigation which may arise from time to time; (viii) the ability of the Company to obtain insurance coverage and any losses or damages sustained by the Company not covered by insurance; (ix) increases in the Company's cost of borrowings and unavailability of additional debt or equity capital; (x) adverse publicity regarding the consumption of nutritional supplements; (xi) increased competition or the inability of the Company to gain and/or hold its market share of wholesale and retail customers; (xii) unavailability of electricity in certain geographical areas; (xiii) loss or retirement of key members of management; (xiv) the Company's inability to manage growth and execute its business plan; (xv) the ability of the Company to manage its retail operations efficiently; (xvi) consumer acceptance of the Company's products; (xvii) uncertainty in negotiating and consummating acquisitions that may be subject to bankruptcy court approval and bidding process set by a bankruptcy court; (xviii) the ability of the Company to renew leases on its retail locations; (xix) the Company's ability to consummate future acquisitions; (xx) the absence of clinical trials for many of the Company's products; (xxi) sales and earnings volatility; (xxii) the Company's ability to manufacture its products efficiently; (xxiii) the rapidly changing nature of the internet and on-line commerce; (xxiv) increased costs, including, but not limited to, labor and material costs; (xxv) import-export controls on sales to foreign countries; (xxvi) the inability of the Company to secure favorable new sites for, and delays in opening, new retail locations; (xxvii) unavailability of, or inability to consummate, advantageous acquisitions; (xxviii) the mix of the Company's products and the profit margins thereon; (xxix) the availability and pricing of raw materials; (xxx) other factors beyond the Company's control; (xxxi) adverse federal, state or foreign legislation or regulation or adverse determinations by regulators; (xxxii) changes in general worldwide economic and political conditions in the markets in which the Company may compete from time to time; (xxxiii) factors discussed in the Company's filings with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

The Company cannot guarantee future results, events, and levels of activity, performance or achievements. The Company does not assume a duty to update or revise any of the forward-looking statements as a result of new information, future events or otherwise.


                                   PART I


Item 1. BUSINESS

General

NBTY, Inc. (the "Company") is a leading vertically integrated manufacturer, marketer and retailer of a broad line of high quality, value-priced nutritional supplements in the United States, the United Kingdom, Ireland and internationally. Under a number of brands, the Company offers over 1,500 products, including vitamins, minerals, herbs, amino acids, sports nutrition products, diet aids and other nutritional supplements. The
Company is vertically integrated in that it purchases raw materials, formulates and manufactures its products and then markets its products through its four channel distribution system: (i) Puritan's Pride/direct response, the leading U.S. nutritional supplement e-commerce/direct response program under the Puritan's Pride(r) brand in catalogs and through the internet; (ii) Vitamin World(r) and Nutrition Warehouse(r) retail stores, of which there are currently 531 stores (with leases signed for an additional 20 stores) throughout the U.S. in 46 states, Guam and Puerto Rico; (iii) Holland & Barrett(r) retail stores of which there are currently 461 located throughout the United Kingdom and Ireland; and (iv) wholesale distribution to mass merchandisers, drug store chains, supermarkets, independent pharmacies and health food stores under various brand names, including the Nature's Bounty(r) brand. The Company currently manufactures approximately 90% of the nutritional supplements it sells. NBTY targets the growing value-conscious consumer segment by offering high quality products at a value price point.

Business Strategy

The Company's objective is to increase sales, improve manufacturing efficiencies, increase profitability and strengthen its market share position through the following key strategies:

Strategic Acquisitions. The Company seeks acquisition opportunities, both in the U.S. and internationally, of companies which complement or extend its existing product lines, increase the Company's market share, expand its distribution channels, and/or are compatible with its business philosophy. During fiscal year 2001, NBTY completed two acquisitions: NatureSmart, LLC and affiliated companies, the mail order division of Whole Foods Market, Inc.; and (2) Global Health Sciences, Inc. and related companies, manufacturers and marketers of specialty nutritional supplements. NBTY has successfully integrated the mail order operations of NatureSmart by: (i) merging customer lists into the Company's computerized mailing list; (ii) expanding product lines; (iii) redesigning mail order catalogs; (iv) re-pricing certain products; and (v) implementing proven marketing techniques.

Enhance Vertical Integration. The Company believes that its vertical integration gives it a significant competitive advantage by allowing it to:
(i) maintain higher quality standards while lowering product costs, a portion of which are passed on to the customer as lower prices; (ii) more quickly respond to scientific and popular reports and consumer buying trends; (iii) more effectively meet customer delivery schedules; (iv) reduce dependence upon outside suppliers; and (v) improve overall operating margins. The Company continually evaluates ways to further enhance its vertical integration by leveraging manufacturing, distribution, purchasing and marketing capabilities, and otherwise improve its operations.

Introduce New Products. The Company has consistently been among the first in the industry to introduce innovative products in response to new studies, research and consumer preferences. Given the changing nature of consumer demands for new products and the growing publicity over the importance of vitamins, minerals and nutritional supplements in the promotion of general health, management believes that NBTY will continue to maintain its core customer base and attract new customers based upon its ability to rapidly respond to consumer demands with high quality, value-oriented products.

Expand Existing Channels of Distribution. The Company plans to continue expanding and improving its existing channels of distribution through aggressive marketing and synergistic acquisitions in order to increase sales and profitability and enhance overall market share.

      * Increase Puritan's Pride direct response sales. NBTY expects to continue strengthening its leading position in the e-commerce/direct response business by: (i) improving automated picking and packing to fulfill sales order requests with greater speed and accuracy; (ii) increasing manufacturing capability to quickly introduce and deliver new products in response to customer demand; (iii) using more frequent promotions to further improve response rates; and (iv) promoting the Internet web site. The Company also intends to continue its strategy of acquiring the customer lists, brand names and inventory of other mail order companies which have similar or complementary products which the Company believes can be efficiently integrated into its own operations without adding substantial overhead expenses.

      * Increase Retail Sales in the U.S. Over the last several years, the Company's strategy has been the development of a nationwide chain of approximately 531 Vitamin World stores located in regional and outlet malls. The Company has added approximately 333 Vitamin World stores in the past three fiscal years or 63% of the total number of stores presently in operation. New stores historically do not have the same high customer traffic as more mature stores. With the recent industry-wide downturn, it has taken longer for new stores to reach profitability. As a result, the Company has scaled back plans for new store openings. In fiscal 2001, the Company opened 50 Vitamin World stores and plans to open approximately 20 new stores in fiscal 2002. In an effort to increase customer traffic, the Company successfully introduced its Savings Passport Card, a customer loyalty program, which provides incentives for the consumer to purchase at Vitamin World. It is an additional tool for the Company to track customer preferences and purchasing trends. There are over one and one-half million Savings Passport Card members. The Company operates retail stores under Vitamin World and Nutrition Warehouse names.

      * Increase Retail Sales in the U.K. and Ireland. The Company continues its strategy of selectively expanding the number of its Holland & Barrett stores located throughout the U.K. Presently, there are 461 Holland & Barrett stores in the U.K. In fiscal 2001, Holland & Barrett opened or acquired 26 new stores. In addition, in June 2001, Holland & Barrett expanded its operations into Ireland through the acquisition of a chain of 12 health food stores doing business as Nature's Way. It is projected that during fiscal 2002, approximately 24 new stores will be opened in the U.K. and Ireland.

Build Infrastructure to Support Growth. NBTY has technologically advanced, state-of-the-art manufacturing and production facilities, with total production capacity of approximately ten billion tablets and capsules per year. The Company's 131,000 square foot state-of-the-art soft gelatin encapsulation manufacturing facility on Long Island, New York, is capable of producing five billion soft gel capsules per year. The Company regularly evaluates its operations and makes investments in building infrastructure, as necessary, to support its continuing growth. During fiscal year 2001, the Company purchased and/or leased additional space in New York, Colorado and California.

Experienced Management Team. The Company's management team has extensive experience in the nutritional supplement industry and has developed long-standing relationships with its suppliers and its customers. The executive officers and directors have an average of approximately 20 years with the Company.

Recent Acquisitions. During fiscal 2001, the Company completed certain acquisitions.

      * On May 25, 2001, it completed the acquisition of the business of Global Health Sciences, Inc. and certain of its affiliated companies ("Global Group"). NBTY was the successful bidder in an auction ordered by a bankruptcy court in California. The purchase price was approximately $40 million in cash, less adjustments. The Global Group is located in Anaheim, California and is a leading manufacturer of nutritional powders with a reputation for high quality. It manufactures products used for meal replacements, weight control and protein powders formulated to improve physical performance, and it also produces formulations for herbal, vitamin and mineral tablets. For the twelve-month period ended April 30, 2001, and prior to its acquisition by the Company, the Global Group had sales of $171 million.

      * In May 2001, the Company completed the acquisition of NatureSmart, LLC from Whole Foods Market, Inc. for approximately $29 million in cash. NatureSmart, located in Thornton, Colorado, prior to its acquisition by the Company, had annual sales in fiscal 2000 of $59 million. NatureSmart, through its four divisions, manufactures and markets nutritional supplements, including vitamins, minerals, herbs and personal care products through mail order operations having approximately 350,000 active customers. It also manufactures private label vitamins for mass market, specialty retailers and healthcare professionals.

Management believes that the above acquisitions will provide the Company with manufacturing and marketing capability in the West and will supplement the Company's current operations.

      * In June, 2001, the Company's Holland & Barrett subsidiary acquired a chain of twelve vitamin retail stores in Ireland doing business under the name of Nature's Way.

      * In December, 2000, the Company completed the purchase of a chain of five retail vitamin stores in the Buffalo, New York area, doing business as Vitamin City.

Industry Overview

During the past year, there was a general weakness in the U.S. economy. An industry reporting source, Information Resources, Inc. ("IRI") disclosed an industry-wide decrease in the nutritional supplement segment of the food, drug and mass-market sector. Following the events that occurred in September, 2001, retail sales declined further as traffic in shopping malls was dramatically curtailed. However, despite these facts, the Company was able to report record sales due, in part, to its four-channel distribution system and its ability to gain a larger share of the market.

The Company's principal executive offices are located at 90 Orville Drive, Bohemia, New York 11716 and its telephone number is 631-567-9500. The Company's United Kingdom subsidiary, Holland & Barrett, has its principal executive offices in Nuneaton, United Kingdom.

Marketing and Distribution

The Company operates in four reportable business segments: Puritan's Pride/direct response, U.S. retail, U.K./Ireland retail, and wholesale (which includes network marketing).

Operating Segments

The following table sets forth the percentage of net sales for each of the Company's operating segments:


                                           Fiscal Years Ended September 30,
                                           --------------------------------
                                               1999      2000      2001
                                               ----      ----      ----

      Puritan's Pride/direct response           28%       25%       21%
      Retail:
        U.S.                                    17%       21%       22%
        U.K./Ireland.                           35%       34%       33%
      Wholesale                                 20%       20%       24%
                                               ---       ---       ---
                                               100%      100%      100%

Puritan's Pride/direct response. The Company offers, through mail order and e-commerce, a full line of vitamins and other nutritional supplement products as well as selected personal care items under its Puritan's Pride brand names at prices which are normally at a discount from those of similar products sold in retail stores.

Through its Puritan's Pride brand, NBTY is the leader in the U.S. direct response nutritional supplement industry with over six million customers and with response rates which management believes to be above the industry average. The Company mails its catalogs approximately eight times a year. NBTY intends to continue to appeal to new customers in its direct response operation through aggressive marketing techniques both in the U.S. and the U.K., and through selective acquisitions.

In order to maximize sales per catalog and reduce mailing and printing costs, the Company regularly updates its mail order list to include new customers and to eliminate those who have not placed an order within a designated period of time. In addition, in order to add new customers to its mailing lists and web sites and to increase average order sizes, the Company places advertisements in newspaper supplements, conducts insert programs with other mail order companies and has special promotions on a quarterly basis which offer customers combinations of products and quantities at promotional prices. The Company's use of state-of-the-art equipment in its catalog operations, such as computerized mailing, address bar coding and automated picking and packing systems enables the Company to fill orders typically within 48 hours of their receipt which allows the Company to lower its per customer distribution costs, thereby enhancing margins and enabling the Company to offer its products at lower prices than its competitors.

The Company's www.puritan.com web site provides a practical and convenient method for consumers wishing to purchase products to promote healthy living. By using this web site, consumers have access to the full line of more than 1,000 products which are offered through the Company's Puritan's Pride mail order catalog. Consumer orders are processed with the speed, economy and efficiency of the Company's automated picking and packing system.

The Company maintains another web site, www.vitaminworld.com, to accommodate customers who wish to purchase nutritional supplements on the internet, or to find a conveniently located store to make purchases in person. This web site provides the consumer with information concerning the products offered in the Company owned and operated stores and with information about store locations.

Retail U.S. The Company expects to be operating approximately 551 stores located in 46 states, Guam and Puerto Rico, under the Vitamin World and Nutrition Warehouse names by the end of calendar 2002. Each location carries a full line of the Company's products under the Company's brand names as well as products manufactured by others. Through direct interaction between the Company's personnel and the public, the Company is able to identify buying trends, customer preferences or dislikes, acceptances of new products and price trends in various regions of the country. This information is useful in initiating sales programs for all divisions of the Company.

Retail U.K./Ireland Holland & Barrett ("H&B") is one of the leading nutritional supplement retailers in the United Kingdom, presently having approximately 461 locations. H&B markets a broad line of nutritional supplement products, including vitamins, minerals and other nutritional supplements (approximately 65% of H&B's revenues) as well as food products, including fruits and nuts, confectionery and other items (approximately 35% of H&B's revenues). Nutritional supplement products manufactured by NBTY accounted for more than 47% of H&B's total sales. During June 2001, H&B completed the acquisition of a chain of twelve retail stores in Ireland selling nutritional supplements under the name Nature's Way.

Wholesale/Mass Marketing. The Company markets its products under various brand names to many stores, including leading drug store chains and supermarkets, independent pharmacies, health food stores, health food store wholesalers and other retailers such as mass merchandisers. The Nature's Bounty brand is sold to drug store chains and drug wholesalers. The Company sells a full line of products to supermarket chains and wholesalers under the brand name Natural Wealth at prices designed for the "price conscious" consumer. The Company sells directly to health food stores under the brand name Good 'N Natural and sells products, including a specialty line of vitamins, to health food wholesalers under the brand name American Health. The Company has expanded sales of various products to many countries throughout Europe, Asia and Latin America.

Sales, Marketing and Advertising

Worldwide, the Company employs approximately 7,900 persons, which includes 2,575 sales associates located throughout the U.S., Guam and Puerto Rico in its Vitamin World, Nutrition Warehouse and Vitamin City stores and approximately 51 associates who sell to NBTY's wholesale distributors and customers. In addition, NBTY sells through commissioned sales representative organizations. For the fiscal years ended September 30, 1999, 2000 and 2001, NBTY spent approximately $33 million, $34 million and $49 million, respectively, on advertising and promotions including print and media and cooperative advertising. NBTY creates its own advertising materials through its in-house staff of approximately 33 associates. H&B employs approximately 3,072 associates, with approximately 2,783 in retail, 162 in distribution and 127 in administration. H&B runs advertisements in national newspapers, conducts sales promotions and publishes a glossy magazine with articles and promotional materials.

Manufacturing, Distribution and Quality Control

The Company employs approximately 1,200 manufacturing, shipping and packaging associates throughout the United States. The Company's manufacturing is performed in New York, California, Colorado, New Jersey and Illinois and is conducted in accordance with good manufacturing practice standards promulgated by the United States Food and Drug Administration and other applicable regulatory standards. The Company believes that the capacity of its manufacturing and distribution facilities is adequate to meet the requirements of its current business and will be adequate to meet the requirements of anticipated increases in net sales.

The Company's manufacturing process places special emphasis on quality control. All raw materials used in production initially are held in quarantine during which time the Company's laboratory technicians assay the production against the manufacturer's certificate of analysis. Once cleared, a lot number is assigned, samples are retained and the material is processed by formulating, mixing and granulating, compression and sometimes coating operations. After the tablet or capsule is manufactured, laboratory technicians test its weight, purity, potency, dissolution and stability. When products such as vitamin tablets are ready for bottling, the Company's automated equipment counts the tablets, inserts them into bottles, adds a tamper-resistant cap with an inner safety seal and affixes a label. The Company uses computer-generated documentation for picking and packing for order fulfillment.

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

Research and Development

In 2001, 2000 and 1999, the Company did not expend any significant amounts for basic research and development of new products.

Competition

The market for nutritional products is highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support, and availability of new products. The Company believes it competes favorably in all of these areas.

The Company's direct competition consists primarily of publicly and privately owned companies, highly fragmented in terms of both geographical market coverage and product categories. The Company also competes in the nutritional area with companies which may have broader product lines and/or larger sales volumes. The Company's products also compete with nationally advertised brand name products. Most of the national brand companies have resources substantially greater than those of the Company.

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

Compliance with Environmental Laws and Regulations

The nature of the Company's business has not required any material capital expenditures to comply with Federal, State or local provisions enacted or adopted regulating the discharge of materials into the environment. No material expenditures to meet such provisions are anticipated. Such regulatory provisions have not had any material adverse effect upon the Company's earnings or competitive position.

Government Regulation

United States. The formulation, manufacturing, packaging, labeling, advertising and distribution of NBTY's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Postal Service, the Consumer Product Safety Commission, the Department of Agriculture and the Environmental Protection Agency and also by various agencies of the states, localities and foreign countries in which NBTY's products are sold. In particular, FDA, pursuant to the Federal Food, Drug, and Cosmetic Act ("FDCA"), regulates the formulation, manufacturing, packaging, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, and of over-the-counter ("OTC") drugs, while the FTC has jurisdiction to regulate advertising of these products, and the Postal Service regulates advertising claims with respect to such products sold by mail order.

The FDCA has been amended several times with respect to dietary supplements, most recently by the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). DSHEA established a new framework governing the composition and labeling of dietary supplements. With respect to composition, DSHEA defined "dietary supplements" as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, constituents, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be used in dietary supplements without notifying FDA. However, a "new" dietary ingredient (i.e., a dietary ingredient that was "not marketed in the United States before October 15, 1994") must be the subject of a new dietary ingredient notification submitted to FDA unless the ingredient has been "present in the food supply as an article used for food" without being "chemically altered." A new dietary ingredient notification must provide FDA evidence of a "history of use or other evidence of safety" establishing that use of the dietary ingredient "will reasonably be expected to be safe." A new dietary ingredient notification must be submitted to FDA at least 75 days before the initial marketing of the new dietary ingredient. There can be no assurance that FDA will accept the evidence of safety for any new dietary ingredients that we may want to market, and FDA's refusal to accept such evidence could prevent the marketing of such dietary ingredients.

DSHEA permits "statements of nutritional support" to be included in labeling for dietary supplements without FDA pre-approval. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being (but may not state that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease). A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading, must disclose on the label that the FDA has not "evaluated" the statement, must also disclose on the label that the product is not intended for use for a disease, and must notify FDA about the company's use of the statement within 30 days after its initial use. However, there can be no assurance that FDA will not determine that a particular statement of nutritional support that a company wants to use is an unacceptable drug claim or an unauthorized version of a "health claim." Such a determination might prevent it from using the claim.

In addition, DSHEA provides that certain so-called "third party literature," e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used "in connection with the sale of a dietary supplement to consumers" without the literature being subject to regulation as labeling. Such literature must not be false or misleading; the literature may not "promote" a particular manufacturer or brand of dietary supplement; and a balanced view of the available scientific information on the subject matter must be presented. There can be no assurance, however, that all third party literature that NBTY would like to disseminate in connection with our products will satisfy each of these requirements, and failure to satisfy all requirements could prevent use of the literature or subject the product involved to regulation as an illegal drug.

Management expects that FDA soon will propose "good manufacturing practice" ("GMP") regulations, authorized by DSHEA, specifically for dietary supplements. GMP regulations would require dietary supplements to be prepared, packaged and held in compliance with certain rules, and might require quality control provisions similar to those in the GMP regulations for drugs. There can be no assurance that, if the FDA adopts GMP regulations for dietary supplements, NBTY will be able to comply with the new rules without incurring substantial expenses in order to do so.

FDA generally prohibits the use in labeling for a dietary supplement of any "health claim" (that is not authorized as a "statement of nutritional support" permitted by DSHEA) unless the claim is pre-approved by the FDA. There can be no assurance that some of the labeling statements that NBTY would like to use will not be deemed by FDA to be "unauthorized health claims" that are not permitted to be used.

Although the regulation of dietary supplements is in some respects less restrictive than the regulation of other foods or of drugs, there can be no assurance that dietary supplements will continue to be subject to less restrictive regulation. Further, there can be no assurance that, if more stringent statutes are enacted for dietary supplements, or if more stringent regulations are promulgated, NBTY will be able to comply with such statutes or regulations without incurring substantial expense in order to do so, or that it will be able to comply at all.

FDA regulates the formulation, manufacturing, packaging, labeling and distribution of OTC drug products pursuant to a "monograph" system that specifies active drug ingredients that are generally recognized as safe and effective for particular uses. If an OTC drug is not in compliance with an applicable FDA monograph, the product generally cannot be sold without first obtaining FDA approval of a new drug application ("NDA"), a long and expensive procedure.

FDA has broad authority to enforce the provisions of the FDCA applicable to dietary supplements and OTC drugs, including powers to issue a public "warning letter" to a company, to publicize information about illegal products, to request a recall of illegal products from the market, and to request the Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the United States courts.

The FTC exercises jurisdiction over the advertising of dietary supplements and OTC drugs. In recent years the FTC has instituted numerous enforcement actions against dietary supplement and OTC drug companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. These enforcement actions have often resulted in consent decrees and the payment of fines by the companies involved. NBTY is currently subject to an FTC consent decree resulting from past advertising claims for certain of its products, and is required to maintain compliance with this decree and is subject to substantial civil monetary penalties if there should be any failure to comply. Further, the Postal Service has issued cease and desist orders against certain mail order advertising claims made by dietary supplement manufacturers including NBTY, and NBTY is required to maintain compliance with the order applicable to it, subject to civil monetary penalties for any noncompliance. Violations of these orders could result in substantial monetary penalties, which could have a material adverse effect on its business.

NBTY is also subject to regulation under various state, local, and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements and OTC drugs. Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of certain of its products. Compliance with such foreign governmental regulations is generally the responsibility of NBTY's distributors in those countries. These distributors are independent contractors over whom the Company has only limited or minimal control.

From time to time in the future, NBTY may become subject to additional laws or regulations administered by the FDA or by other federal, state, local or foreign regulatory authorities, to the repeal of laws or regulations that the Company considers favorable, such as DSHEA, or to more stringent interpretations of current laws or regulations. The Company is not able to predict the nature of such future laws, regulations, repeals or interpretations, and it cannot predict what effect additional governmental regulation, when and if it occurs, would have on its business in the future. Such developments could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, or other new requirements. Any such developments could have a material adverse effect on NBTY.

United Kingdom. In the U.K., the manufacture, advertising, sale and marketing of food products is regulated by a number of government agencies including the Department for Environment, Food and Rural Affairs and the Food Standards Agency. In addition, there are various independent committees and agencies that report to the government, such as the Food Advisory Committee, which reports to MAFF and suggests appropriate courses of action by the relevant government department where there are areas of concern relating to food, and the Committee on Toxicity, which reports to the Food Standards Agency. The relevant legislation governing the sale of food includes the Food Safety Act of 1990, which sets out general provisions relating to the sale of food; for example, this law makes it unlawful to sell food that is harmful to human health. In addition, there are various statutory instruments and European Commission ("E.C.") regulations governing specific areas such as the use of sweeteners, coloring and additives in food. Trading standards officers under the control of the U.K. Department of Trade and Industry also regulate matters such as the cleanliness of the properties on which food is produced and sold. There can be no assurance that more stringent regulations will not be promulgated or that, if more stringent regulations are promulgated, that the Company will be able to meet such regulations without incurring material expense to do so.

Food that has medicinal properties may fall under the jurisdiction of the Medicines Control Agency ("MCA"), a regulatory authority whose responsibility is to ensure that all medicines sold or supplied for human use in the U.K. meet acceptable standards of safety, quality and efficacy. These standards are determined by the 1968 Medicines Act together with an increasing number of E.C. regulations and directives laid down by the European Union ("E.U."). The latter take precedence over national law. The MCA has a 'borderline department' that determines when food should be treated as a medicine and should therefore fall under the relevant legislation relating to medicines. The MCA operates as the agent of the licensing authority (the United Kingdom Health Ministers) and its activities cover every facet of medicines controlled in the U.K., including involvement in the development of common standards of medicines controlled in Europe. The MCA is responsible, for example, for licensing, inspection and enforcement to ensure that legal requirements concerning manufacture, distribution, sale, labeling, advertising and promotion are upheld. Although the general tendency has been to liberalize restrictions on nutritional products and consider them food supplements rather than medicines, there can be no assurance that all new U.K. or E.U. regulations will be favorable for us. Any move by the U.K. or E.U. to restrict existing products or potencies, as well as the development of new products or potencies, could have a material adverse effect on the Company. Further, the Company is unable to predict what effect the formation of the E.U. will have on it.

Ireland. In Ireland, the sale of nutritional supplements and herbal products falls under the jurisdiction of the Irish Medicines Board ("IMB"). Its role is similar in nature to that of the MCA in the U.K. as described above.

International Operations

In addition to the U.K. and Ireland, the Company markets its nutritional supplement products through distributors, retailers and direct mail in more than 70 countries throughout Europe, Asia, North America and the Pacific Rim countries.

The Company's international operations are conducted in a manner to conform to local variations, economic realities, market customs, consumer habits and regulatory environments. Differences exist in the products, in the distribution and marketing programs and in labeling.

The Company's international operations are subject to many of the same risks faced by the Company's domestic operations. These include competition and the strength of the relevant economy. In addition, international operations are subject to certain risks inherent in conducting business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls and the economic and political policies of foreign governments. The importance of these risks increases as the Company's international operations grow and expand. Virtually all of the Company's international operations are affected by foreign currency fluctuations, and, more particularly, changes in the value of the British Pound as compared to the U.S. dollar.

Trademarks

U.S. The Company owns more than 1,000 trademarks registered with the United States Patent and Trademark Office and many other major jurisdictions throughout the world for its Nature's Bounty, Holland & Barrett, Good' N Natural, American Health, Puritan's Pride, Vitamin World, Natural Wealth and Nutrition Headquarters trademarks, among others, and has rights to use other names essential to its business. Federally registered trademarks have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. The Company regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement.

U.K./Ireland H&B owns trademarks registered in the United Kingdom and/or throughout the European Community for its Holland & Barrett and Nature's Way trademarks and has rights to use other names essential to its business.

Item 2. PROPERTIES

U.S. The Company owns a total of approximately 1,300,000 square feet of plant and administrative facilities and it also leases approximately 687,000 square feet of warehouse and manufacturing space in various locations. The Company leases and operates approximately 531 retail locations under the name Vitamin World and Nutrition Warehouse in 46 states in the U.S., Guam and Puerto Rico. The stores have an average selling area of 1,200 to 1,500 square feet. Generally, the Company leases the properties for three to five years at annual base rents ranging from $12,000 to $121,000 and percentage rents in the event sales exceed a specified amount.

U.K./Ireland. Holland & Barrett owns a newly constructed 187,000 square foot administrative and warehouse facility (which includes a 51,500 square foot mezzanine) in Burton and leases a 9,300 square foot administrative building in Nuneaton. Additionally, it leases all of the locations of its 461 retail stores for terms varying between 10 and 25 years at varying rents. The stores have an average selling area of 1,200 square feet. No percentage rents are payable.

The following is a listing of all properties owned or leased by the Company and used in its business:


                               Type of                  Approx      Leased
    Location                   Facility                Sq. Feet    or Owned
    --------                   --------                --------    --------

UNITED STATES:

Bohemia, NY            Administration & Production      169,000      Owned
Bohemia, NY            Manufacturing                     80,000      Owned
Bohemia, NY            Manufacturing                     75,000      Owned
Holbrook, NY           Warehouse & Distribution         230,000      Owned
Holbrook, NY           Engineering                       17,000      Owned
Holbrook, NY           Manufacturing                    104,500      Owned
Ronkonkoma, NY         Administration & Distribution    110,000      Owned
Ronkonkoma, NY         Warehouse                         75,000      Leased
                       (term-October 2005)
Bayport, NY            Production                        17,500      Owned
Bayport, NY            Manufacturing                    131,000      Owned
Mineola, NY            Administrative                     7,500      Owned
Reno, NV               Warehouse                         25,000      Leased
                       (term-June 2006)
Carbondale, IL         Administration & Production       80,000      Owned
Carbondale, IL         Administration                    15,000      Owned



South Plainfield, NJ   Manufacturing                     66,000      Owned
Murphysboro, IL        Manufacturing                     65,000      Owned
South Plainfield, NJ   Warehouse                         40,000      Leased
                       (term-May 2006)
Thornton, CO           Warehouse & Manufacturing         72,000      Leased
                       (term-November 2006)
Anaheim, CA            Warehouse & Manufacturing        286,139      Leased
                       (term-July 2006)
Anaheim, CA            Warehouse                         60,000      Leased
                       (term-January 2003)
Anaheim, CA            Administration & Manufacturing    20,000      Owned

UNITED KINGDOM:

Nuneaton               Administration                     9,300      Leased
                       (term-June 2012)
Burton                 Administration & Warehouse       187,000      Owned

Warehousing and Distribution

The Company has dedicated approximately 1,050,000 square feet to warehousing and distribution in its Long Island, NY; Carbondale, IL; Reno, NV; Anaheim, CA; Thornton, CO; South Plainfield, NJ and Burton, U.K. facilities.

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

Item 3. LEGAL PROCEEDINGS

A consolidated stockholder class action is pending against the Company and certain of its officers and directors in the U. S. District Court of the Eastern District of New York, on behalf of stockholders who purportedly purchased shares of the Company's common stock between January 27, 2000 and June 15, 2000 (the "Class Period"). The class action alleges that the Company and certain officers and directors failed to disclose material facts during the Class Period which purportedly resulted in a decline in the price of the Company's stock after June 15, 2000. In October, 2001, the Company has made an application to the court seeking dismissal of the lawsuit on the basis that it is legally deficient. That motion is presently pending.

In addition to the consolidated class action, two stockholder derivative actions were filed in 2000 in the Chancery Court in Delaware and in a Florida state court against certain officers and directors. The derivative claims are predicated upon the stockholder class actions pending in New York. Proceedings in the Delaware derivative action have been stayed pending the outcome of the Company's motion to dismiss the consolidated class action suit and a motion is pending to dismiss the Florida action on jurisdictional grounds.

The Company and the named individual defendants deny all claims of wrongdoing and are defending the actions vigorously. However, no determination can be made as to the final outcome. The Company maintains policies of directors and officers professional liability insurance.

The Company has also been named as a defendant, along with other companies, in a purported class action commenced in an Alabama state court.
Plaintiffs allege that one of the Company's Vitamin World stores sold a misbranded nutritional supplement bar. In October, 2001, the Company filed a motion to dismiss this lawsuit, which does not specify any monetary damages, on the basis that only the federal or state governments may bring an action of this nature and that the law does not provide for individual plaintiffs to maintain such a suit.

The Company is a plaintiff in a vitamin antitrust litigation brought in the United States District Court in the District of Columbia against F. Hoffmann-La Roche Ltd. and others for alleged price fixing. Certain of the defendants have pleaded guilty in criminal proceedings arising from the same set of facts. Partial settlements with certain defendants have been made and negotiations with other defendants are currently being held.

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

                                   PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

                               DIVIDEND POLICY

Since 1973, the Company has not paid any cash dividends on its Common Stock. On April 24, 1992, the Company effected a two-for-one stock split in the form of a 100% stock dividend to stockholders of record on May 8, 1992. On September 25, 1992, the Company effected a three-for-one stock split in the form of a 200% stock dividend to stockholders of record on November 2, 1992. On August 3, 1993, the Company effected a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on August 13, 1993. In addition, in March 1998, the Company effected a three-for-one stock split in the form of a 200% stock dividend. Future determination as to the payment of cash or stock dividends will depend upon the Company's results of operations, financial condition, capital requirements, restrictions imposed by the Company's lending institutions and such other factors as the Company's Board of Directors considers appropriate.

                         PRICE RANGE OF COMMON STOCK

The Common Stock is traded in the over-the-counter market and is included for quotation on the National Association of Securities Dealers National Market System under the trading symbol "NBTY". The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock, as reported on NASDAQ/NMS:


                               Fiscal year ended September 30, 2001
                               ------------------------------------
                                        High         Low
                                        ----         ---

      First Quarter                     6.97         3.94

      Second Quarter                    8.50         4.38

      Third Quarter                    13.40         8.00

      Fourth Quarter                   17.76        10.55

                               Fiscal year ended September 30, 2000
                               ------------------------------------
                                        High         Low
                                        ----         ---

      First Quarter                    12.50         6.75

      Second Quarter                   16.00         9.94

      Third Quarter                    19.06         5.94



      Fourth Quarter                    7.88         5.75

On November 30, 2001, the closing sale price of the Common Stock was $11.62. There were approximately 835 record holders of Common Stock as of November 30, 2001. The Company believes that there were in excess of 13,000 beneficial holders of Common Stock as of such date.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars and shares in thousands, except per share amounts)


                                                1997          1998          1999          2000          2001
                                                ----          ----          ----          ----          ----

Selected Income Statement Data:
Net sales                                     $355,336      $572,124      $630,894      $720,856      $806,898
Costs & expenses:
  Cost of sales                                177,909       271,233       293,521       312,960       355,167
  Catalog printing, postage & promotion         27,932        32,176        32,895        33,709        49,410
  Selling, general & administrative             96,653       190,276       236,367       279,379       315,228
  Recovery of raw material costs                                                          (2,511)
  Litigation settlement costs                    6,368                       4,952
  Merger costs                                                 3,528
                                              ----------------------------------------------------------------

Income from operations                          46,474         74,911       63,159        97,319        87,093
Interest expense, net                           (7,471)       (16,518)     (18,945)      (18,858)      (21,958)
Other, net                                       1,817          3,921        1,388         4,491         2,748
                                              ----------------------------------------------------------------
Income before income taxes                      40,820         62,314       45,602        82,952        67,883
Income taxes                                    11,694         23,474       18,323        31,444        25,958
                                              ----------------------------------------------------------------
Net income                                    $ 29,126      $ 38,840      $ 27,279      $ 51,508      $ 41,925
                                              ================================================================

Per Share Data:
Net income per common share:
  Basic                                       $   0.45      $   0.59      $   0.39      $   0.77      $   0.64
  Diluted                                     $   0.42      $   0.56      $   0.39      $   0.74      $   0.62
Weighted average common shares
 outstanding (000):
  Basic                                         64,611        65,563        69,640        67,327        65,774
  Diluted                                       68,935        69,847        70,826        69,318        67,125

Selected Balance Sheet Data:
Working capital                               $ 70,850      $ 89,106      $121,103      $100,114      $131,108
Total assets                                   571,177       500,457       539,384       603,613       708,462
Long-term debt, capital lease obligations
 and promissory notes payable, less current
 portion                                       341,159       173,531       219,508       200,478       237,236
Total stockholders' equity                     131,291       230,339       223,949       272,443       302,406

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Background

NBTY, founded in 1971, is a leading vertically integrated manufacturer, marketer and retailer of a broad line of high quality, value-priced nutritional supplements. NBTY has continued to grow through its marketing practices and through a series of strategic acquisitions. Since 1986, the Company has acquired and integrated approximately 27 companies and/or businesses engaged in the direct response, retail and manufacturing of the nutritional supplement sector, including Holland & Barrett in 1997, Nutrition Headquarters Group in 1998, Nutrition Warehouse Group in 2000 and Global Health Sciences and NatureSmart in 2001.

NBTY markets its products through four distribution channels: (i) Puritan's Pride/direct response, (ii) Vitamin World retail stores in the U.S., (iii) Holland & Barrett retail stores in the U.K. and Ireland, and (iv) wholesale distribution to drug store chains, supermarkets, discounters, independent pharmacies, and health food stores. NBTY's net sales from Puritan's Pride/direct response, Vitamin World, Holland & Barrett and wholesale operations were approximately 21%, 22%, 33% and 24%, respectively, for the year ended September 30, 2001.

The Company recognizes revenues from products shipped when risk of loss and title transfers to its customers, and with respect to its own retail stores, upon the sale of products. Net sales are net of all discounts, allowances, returns and credits. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. Gross margins are affected by, among other things, changes in the relative sales mix among the Company's four distribution channels. Historically, gross margins from the Company's direct response/e-commerce and retail sales have typically been higher than gross margins from wholesale sales.

Results of Operations

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:


                                           Fiscal Years Ended September 30,
                                           --------------------------------
                                               1999      2000      2001
                                               ----      ----      ----

      Net Sales                               100  %    100  %    100  %

      Costs and Expenses:
        Cost of sales                          46.5      43.3      44.0
        Catalog printing & promotion            5.2       4.7       6.1
        Selling, general & administrative      37.5      38.8      39.1



        Litigation                              0.8      (0.3)
                                              -------------------------

                                               90.0      86.5      89.2
                                              -------------------------

      Income from operations                   10.0      13.5      10.8
      Interest expense & other, net            (2.8)     (2.0)     (2.4)
                                              -------------------------
      Income before income taxes                7.2      11.5       8.4
      Income taxes                              2.9       4.4       3.2
                                              -------------------------
      Net Income                                4.3%      7.1%      5.2%
                                              =========================

Fiscal Year Ended September 30, 2001 Compared to
 Year Ended September 30, 2000

Net Sales. Net sales for fiscal 2001 were $807 million, an increase of $86 million or 11.9% compared with net sales of $721 million in fiscal 2000. Of the $86 million increase, $26 million was attributable to Vitamin World sales, $14 million was attributable to Holland & Barrett sales, and $57 million to wholesale, offset by a decrease of $11 million in direct response/e-commerce. During 2001, the Company opened 50 stores which contributed $8 million in increased sales in the U.S. and 26 stores in the U.K. which contributed $2.3 million in sales. The acquisition of Global Health Sciences and NatureSmart accounted for $29.4 million in sales.

Cost of Sales. Cost of sales for fiscal 2001 was $355 million, an increase of $42 million compared with the cost of sales of $313 million for fiscal 2000. As a percentage of sales, cost of sales increased and, correspondingly, gross profit decreased to 56% for 2001 from 56.7% for 2000. Such decrease was primarily due to Global Health Sciences' cost of sales of $18 million on sales of $16.8 million. The increase was mitigated by a decrease in the Direct Response segment's cost of sales, which decreased from 36.4% to 33.7% as a percentage of sales, primarily due to higher gross margins on new product introductions and improvements in manufacturing efficiencies. The increase was also mitigated by the Vitamin World cost of sales decreasing as a percentage of sales from 43% to 41.6%, primarily due to sales price increases on all product lines during the
current year.   The Company's strategy is to continue to increase in-house manufacturing while decreasing the use of outside suppliers in both the U.S. and the U.K. In addition, cost of sales includes a year end adjustment to inventory of approximately $3.9 million for 2001 and $5.4 million for 2000, which is principally the result of the Company utilizing the gross profit method for interim reporting, and the year-end valuation of the Company's annual physical inventory.

Catalog, Printing, Postage and Promotion. Catalog, printing, postage and promotion expenses were $49 million and $34 million for fiscal 2001 and 2000, respectively. Such costs as a percentage of net sales were 6.1% for 2001 and 4.7% for 2000. The increased percentage was due to an increase in printing and mailing costs per catalog, resulting from an increase in postage costs, and the change to a larger catalog order size and for radio and television advertisements relating to the Flex-a-Min advertising campaign.

Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2001 were $315 million, an increase of $36 million, compared with $279 million for fiscal 2000. As a percentage of sales, selling, general and administrative expenses were 39.1% and 38.8% in 2001 and 2000, respectively. Of the $36 million increase, $7 million was attributable to rent expense, $19 million to payroll costs mainly associated with the Vitamin World expansion program and $4 million was attributable to increased depreciation expense as a result of an increase in capital expenditures.

Recovery of raw materials costs. In fiscal 2000, the Company received $2.5 million in partial settlement of ongoing price fixing litigation brought by the Company against certain raw material vitamin suppliers.

Interest Expense, Net. Net interest expense was $22 million in fiscal 2001, an increase of $3 million, compared with net interest expense of $19 million in fiscal 2000. Net interest expense increased due to the additional borrowings to fund the two acquisitions completed in the third quarter of 2001. The major components are interest on Senior Subordinated Notes associated with the Holland & Barrett acquisition, and the Credit and Guarantee Agreement (CGA) used for acquisitions and capital expenditures.

Miscellaneous, net. Miscellaneous, net was $2.7 million and $4.5 million for fiscal 2001 and 2000, respectively. The $1.8 million decrease was primarily attributable to exchange rate fluctuations ($.9 million), and a gain on disposal of certain businesses and related fixed assets ($.6 million) in 2000.

Income Taxes. The Company's effective income tax rate was approximately 38% for fiscal years 2001 and 2000.

Net Income. Net income for fiscal 2001 was $42 million, compared with $52 million in fiscal 2000, a decrease of $10 million.

Fiscal Year Ended September 30, 2000 Compared to
 Year Ended September 30, 1999

Net Sales. Net sales for fiscal 2000 were $721 million, an increase of $90 million or 14% compared with net sales of $631 million in fiscal 1999. Of the $90 million increase, $46 million was attributable to Vitamin World sales, $28 million was attributable to Holland & Barrett sales, $9 million in wholesale and $7 million direct response/e-commerce. During 2000, the Company opened 139 stores which contributed $20 million in increased sales in the U.S. and 3 stores in the U.K. The acquisition of Nutrition Warehouse accounted for $7 million of the increase in retail U.S. sales.

Cost of Sales. Cost of sales for fiscal 2000 was $313 million, an increase of $19 million compared with the cost of sales of $294 million for fiscal 1999. As a percentage of sales, cost of sales decreased and, correspondingly, gross profit increased to 56.7% for 2000 from 53.5% for 1999. This increase was attributable to the Company's Direct Response segment's cost of sales, which decreased from 40.1% to 36.4% as a percentage of sales, primarily due to an increase in sales of new products, which typically have higher gross margins, and lower manufacturing costs resulting from increased efficiency and productivity at the Company's manufacturing facilities. The Company's Vitamin World division's cost of sales decreased as a percentage of sales from 44.2% to 43%, primarily due to sales price increases on all product lines during the current year. In addition, as the Company generally experiences higher margins on products manufactured by NBTY and sold in H&B stores, H&B stores cost of sales decreased from 45.1% to 41.5% as a percentage of sales. The Company's strategy is to continue to increase in-house manufacturing while decreasing the use of outside suppliers in both the U.S. and the U.K. In addition, cost of sales includes a year end adjustment to inventory of $5.4 million for both 2000 and 1999, which is principally the result of the Company utilizing the gross profit method for interim reporting, and the year-end valuation of the Company's annual physical inventory.

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

Recovery of raw materials costs. The Company received $2.5 million in partial settlement of ongoing price fixing litigation brought by the Company against certain raw material vitamin suppliers.

Interest Expense, Net. Net interest expense was $19 million in fiscal 2000, the same amount as in fiscal 1999.

Miscellaneous, net. Miscellaneous, net was $4.5 million and $1.4 million for fiscal 2000 and 1999, respectively. The $3.1 million increase was primarily attributable to an increase in rental income, net ($1.1 million), exchange rate fluctuations ($.9 million), and investment income ($.5 million).

Income Taxes. The Company's effective tax rate was approximately 38% in fiscal 2000 and 40% in fiscal 1999. Such reduction was principally due to an increase in retail sales at Holland & Barrett, which has a lower effective tax rate than domestic sales.

Net Income. Net income for fiscal 2000 was $52 million, compared with $27 million in fiscal 1999, an increase of $25 million.

Seasonality

The Company believes that its business is not seasonal. Historically, the Company has slightly lower net sales in its first and third fiscal quarters, and slightly higher net sales in its second and fourth fiscal quarters. The Company may have higher net sales in a quarter depending upon when it has engaged in significant promotional activities.

Liquidity and Capital Resources

As of September 30, 2001, the Company had cash and cash equivalents of $34.4 million. Net cash provided by operating activities was $62.8 million for fiscal 2001 compared to $123.4 million in fiscal 2000. The overall decline in cash from operating activities was attributable to a significant increase in inventories, accounts receivable and deferred tax assets, which were offset by an increase in noncash charges for depreciation and amortization, and an increase in accounts payable. In fiscal 2000, net cash provided by operating activities increased $84.5 million, to $123.4 million, primarily due to decreases in inventories, accounts receivable and deferred tax assets, and increases in noncash charges for depreciation and amortization, and an increase in accounts payable.

In fiscal 2001 and 2000, the Company's investing activities consisted primarily of cash paid for business acquisitions and purchase of property, plant and equipment. Net cash used in investing activities was $96.1 million for fiscal 2001, resulting primarily from the cash paid for the business acquisitions of Global Health Sciences and NatureSmart ($63.0 million), and the purchase of property, plant and equipment ($37.2 million), offset by proceeds from the sale of property, plant and equipment ($4.2 million). In fiscal 2000, net cash used in investing activities was $96.6 million, consisting primarily of cash paid for business acquisitions and a mailing list and the purchase of property and equipment. Net cash paid for business acquisitions/mailing list ($51.8 million) and property, plant and equipment ($45.1 million).

Net cash provided by financing activities in fiscal 2001 was $35.6 million and included borrowings under the Company's Credit & Guarantee Agreement ("CGA") of $71.5 million, proceeds from the exercise of stock options of $2.6 million, which were offset by principal payments under long-term debt agreements ($12.8 million), purchase of treasury stock ($15.7 million) and cash held in escrow ($10 million). Cash used in financing activities of $12 million during fiscal 2000 included principal payments under long-term debt agreements ($17.7 million) and the purchase of treasury stock ($1.5 million) offset by borrowings under the Company's Credit & Guarantee Agreement ("CGA") of $2.8 million and proceeds from the exercise of stock options ($4.4 million).

Working capital increased $31 million to $131 million in fiscal 2001. The Company believes that the cash flow generated from its operations and amounts available under the Revolving Credit Facility should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses for the foreseeable future. On April 27, 2001, the Company entered into an amended and restated Credit and Guarantee Agreement ("CGA") which provides for aggregate borrowings up to $188.4 million. The CGA is comprised of two revolving credit agreements of $100 million (increased by $50 million in April 2001) and $50 million and a term loan of $38.4 million. On August 31, 2001, the outstanding balance of the $100 million facility converted to a term loan, payable in 16 equal consecutive installments commencing on September 30, 2001, and ending on June 30, 2005. The $50 million revolving credit facility expires on September 30, 2003. The $38.4 million term loan is payable in 16 equal consecutive installments commencing on June 30, 2001 with the balance payable on March
31, 2005. At September 30, 2001, there were borrowings of $114.6 million under this facility at an annual borrowing rate of 5.75%. The current portion of the CGA is $33 million. The Company is required to pay a commitment fee, which varies between .25% and .50% per annum, depending on the Company's ratio of Debt to EBITDA, on any unused portion of the revolving credit facility. The CGA provides that loans be made under a selection of rate formulas, including prime or Euro currency rates. Virtually all of the Company's assets are collateralized under the CGA. In addition, the Company is subject to the maintenance of various financial ratios and covenants.

The Company utilized the CGA to buy back 3,023,000 shares ($15.7 million) during fiscal 2001 of its common stock under its stock purchase plan.

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

New Accounting Developments

Effective October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As the Company has determined it does not have any derivatives or hedging activities, the adoption of SFAS No. 133 did not affect the Company's consolidated financial position or results of operations as of and for the year ended September 30, 2001.

In June 2001, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" effective no later than periods beginning after December 15, 2001. EITF Issue No. 00-14 addresses the recognition, measurement and statement of earnings classification for certain sales incentives. The Company has determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on its consolidated financial position or results of operations.

In March 2001, the EITF released Issue No. 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." The EITF reached a consensus addressing a vendor's accounting for offers to customers to rebate or refund specified amounts of cash redeemable only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. Issue No. 00-22 requires that the vendor recognize the cash rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of the cost of honoring rebates or refunds earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate or refund. The Company has determined that the impact of application of this guidance will not have a material effect on its consolidated financial position or results of operations.

In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 requires that certain expenses included in marketing, administrative and research costs be recorded as a reduction of operating revenues and will be effective in the first quarter of fiscal 2002. The Company has determined that the impact of adoption of EITF Issue No. 00-25 will not have a material effect on the Company's consolidated financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests methods of accounting. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS No. 141 by the Company on July 1, 2001, did not significantly affect the Company's consolidated financial position or results of operations.

Upon adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Other intangible assets will continue to be amortized over their estimated useful lives. The Company will adopt the provisions of SFAS No. 142 on October 1, 2001. Based upon the Company's current amount of goodwill and qualifying intangible assets, management expects the adoption to reduce its fiscal 2002 annualized amortization expense, which is not deductible for tax purposes, by approximately $6.1 million.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-

Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not expect the adoption of SFAS No. 143 and 144 to have a material impact on its consolidated financial position or results of operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to currency fluctuations, primarily with respect to the British Pound, and interest rate risks that arise from normal business operations. The Company regularly assesses these risks and has not entered into any hedging transactions.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names and other relevant information regarding executive officers and directors of the Company as of November 30, 2001. Their positions and tenure are as follows:


                                                                          Year       Commenced
                                                                          first       term of
                                                                         elected     office as
      Name               Age              Position                       Director     Officer
      ----               ---              --------                       --------    ---------

Scott Rudolph            44      Chairman of the Board, Chief
                                 Executive Officer, and President          1986        1986

Harvey Kamil             57      Executive Vice President,
                                 Secretary                                    -        1982

Michael C. Slade         52      Senior Vice President-Strategic
                                 Planning, Director                        1998        1999

James P. Flaherty        44      Vice President-Advertising                   -        1988

William J. Shanahan      43      Vice President-Data Processing               -        1988

Arthur Rudolph           73      Director                                  1971           -

Aram Garabedian          66      Director                                  1971           -

Bernard G. Owen          73      Director                                  1971           -

Alfred Sacks             74      Director                                  1971           -

Murray Daly              74      Director                                  1971           -

Glenn Cohen              42      Director                                  1988           -

Nathan Rosenblatt        44      Director                                  1994           -

Michael L. Ashner        48      Director                                  1998           -

Peter J.White            47      Director                                  2001           -

The Directors of the Company are elected to serve a three-year term or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual stockholders' meeting or until removal by the Board, whether with or without cause.

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

James P. Flaherty is the Vice President of Advertising. He joined NBTY in
1979.

William J. Shanahan is the Vice President of Data Processing. He joined NBTY in 1980.

Michael C. Slade is the Senior Vice President of Strategic Planning. He previously was an owner and Chief Executive Officer of Nutrition Headquarters, Inc., before its acquisition by the Company in 1998.

Arthur Rudolph founded Arco Pharmaceuticals, Inc., NBTY's predecessor, in 1960 and founded the Company in 1971. He served as NBTY's Chief Executive Officer and Chairman of the Board of Directors since that date until his resignation in September 1993. He remains a member of the Board of Directors and a consultant to the Company. He is the father of Scott Rudolph.

Aram Garabedian was elected a State Senator of the State of Rhode Island in 2000 and had been a representative in that State's legislature from 1972 through 1978, and 1998 through 2000. Since 1988, he has been a real estate developer in Rhode Island and is the President of Bliss Properties, Inc. He was associated with NBTY and its predecessor, Arco Pharmaceuticals, Inc., for more than 20 years in a sales capacity and as an officer.

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

Glenn Cohen is the President of Save-On Sprinklers Co. and has served in that capacity for more than 5 years.

Nathan Rosenblatt is the President and Chief Executive Officer of Ashland Maintenance Corp., a commercial maintenance organization located in Long Island, New York and has served in that capacity for more than 5 years.

Michael L. Ashner is President and Chief Executive Officer of Winthrop Financial Assoc., a firm engaged in the organization and administration of real estate limited partnership and has served in that capacity for more than the past 5 years.

Peter J. White is President of I.J. White Corporation, a company that manufactures equipment for the food industry, and has served in that capacity for more than the past 10 years.

Item 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation paid or accrued by the Company during the period ended September 30, 2001 to the Company's Chief Executive Officer and certain other highest compensated executive officers of the Company whose total compensation exceeded $100,000.

                         SUMMARY COMPENSATION TABLE


                                                                        Long-Term
                                                                   Compensation Awards          All Other
                                          Annual Compensation    -----------------------      Compensation:
     Name and                             -------------------    Restricted      Stock        Pension Plan

 Principal Position              Year     Salary $    Bonus $     Stock ($)    Options #    and 401(k) Plan $
 ------------------              ----     --------    -------    ----------    ---------    -----------------

Scott Rudolph                    2001     634,024     500,000     ________       500,000          10,500
Chairman, President              2000     621,792     425,000     ________     1,000,000           7,316
and Chief Executive Officer      1999     609,600     500,000     ________       260,000           4,801

Harvey Kamil                     2001     317,012     225,000     ________       125,000          10,500
Executive Vice President,        2000     310,896     200,000     ________       250,000           7,316
Chief Financial Officer          1999     304,800     225,000     ________       250,000           4,801

Michael C. Slade                 2001     306,346      50,000     ________        70,000          10,500
Senior Vice President            2000     300,000      50,000     ________        30,000           7,316
Strategic Planning               1999     275,000           -     ________             -           3,312

James Flaherty                   2001     194,519      75,000     ________             -           3,750
Vice President                   2000     185,000      75,000     ________        30,000           7,316
Marketing & Advertising          1999     174,700      75,000     ________        20,000           4,801

William Shanahan                 2001     171,981      75,000     ________             -          10,500
Vice President                   2000     165,000      70,000     ________        20,000           7,316
Data Processing                  1999     152,000      60,000     ________        20,000           4,801

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

Effective January 1, 1997, the Company entered into a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, a director and founder of the Company. The agreement has been renewed for successive one year terms to provide services through December 31, 2002 with the consulting fee fixed by the Board of Directors of the Company, provided that in no event will the consulting fee be at a rate lower than $400,000 per year, payable monthly, with certain fringe benefits accorded to other executives of NBTY.

Four members of Holland & Barrett's senior executive staff have service contracts, terminable by the Company upon twelve months' notice. The commitment for salaries as of September 30, 2001, was approximately $600,000 per year.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Management

      (a) Security Ownership of Certain Beneficial Owners Security ownership of persons owning of record, or beneficially, 5% or more of the outstanding Common Stock, as of November 30, 2001. The Company is not aware of any other beneficial holders of 5% or more of the Common Stock. All information with respect to beneficial ownership, set forth in the foregoing stock ownership table, is based on information furnished by the shareholder, director or executive officer, or contained in filings made with the Securities and Exchange Commission.


                                                         Amount & Nature          Percent
                       Name and Address of                of Beneficial             of
Title of Class          Beneficial Owner                  Ownership (1)          Class (1)
--------------         -------------------               ---------------         ---------

Common Stock           Scott Rudolph                   13,735,326                  20.9%
(Par Value $.008)      90 Orville Drive                Record and Beneficial
                       Bohemia, NY 11716

Common Stock           NBTY, Inc.                       2,449,959                   3.7%
(Par Value $.008)      Employee Stock
                       Ownership Plan



Common Stock           Barclays Global Investors        3,760,817                   5.7%
(Par Value $.008)      International

<F1>  Includes shares issuable upon exercise of options held by executive officers and directors.

      (b)   Security Ownership of Management (Directors and Executive
            Officers).


                                                         Amount & Nature          Percent
                       Name and Address of                of Beneficial             of
Title of Class          Beneficial Owner                  Ownership (1)          Class (1)
--------------         -------------------               ---------------         ---------

Common Stock           Scott Rudolph (2)               13,735,326                  20.9%
(Par Value $.008)      90 Orville Drive                Record and Beneficial
                       Bohemia, NY 11716

Common Stock           Arthur Rudolph                   2,056,893                     3%
(Par value $.008)      90 Orville Drive                Record and Beneficial
                       Bohemia, NY 11716

Common Stock           Harvey Kamil                     1,931,432                   2.9%
(Par Value $.008)      90 Orville Drive                Record and Beneficial
                       Bohemia, NY 11716

Common Stock           Michael Slade (3)                2,312,698                   3.5%
(Par Value $.008)      90 Orville Drive                Record and Beneficial
                       Bohemia, NY 11716

Common Stock           James Flaherty                     150,963                    Nil
(Par Value $.008)      90 Orville Drive                Record and Beneficial
                       Bohemia, NY 11716

Common Stock           William Shanahan                   217,000                    Nil
(Par Value $.008)      90 Orville Drive                Record and Beneficial
                       Bohemia, NY 11716

Common Stock           Aram Garabedian                     60,000                    Nil
(Par Value $.008)      90 Orville Drive                Record and Beneficial
                       Bohemia, NY 11716

Common Stock           Bernard G. Owen                     73,500                    Nil
(Par Value $.008)      90 Orville Drive                Record and Beneficial
                       Bohemia, NY 11716

Common Stock           Alfred Sacks                       100,000                    Nil
(Par Value $.008)      90 Orville Drive                Record and Beneficial
                       Bohemia, NY 11716



Common Stock           Murray Daly                         60,000                    Nil
(Par Value $.008)      90 Orville Drive                Record and Beneficial
                       Bohemia, NY 11716

Common Stock           Glenn Cohen                         60,000                    Nil
(Par Value $.008)      90 Orville Drive                Record and Beneficial
                       Bohemia, NY 11716

Common Stock           Nathan Rosenblatt                   30,000                    Nil
(Par Value $.008)      90 Orville Drive                Record and Beneficial
                       Bohemia, NY 11716

Common Stock           Michael Ashner                     135,000                    Nil
(Par Value $.008)      90 Orville Drive                Record and Beneficial
                       Bohemia, NY 11716

Common Stock           Peter J. White                       2,000                    Nil
(Par Value $.008)      90 Orville Drive                Record and Beneficial
                       Bohemia, NY 11716

Common Stock           All Directors &                 20,882,812                  31.7%
(Par Value $.008)      Executive Officers as a group   Record and Beneficial
                       (14 persons)

<F1>  Each named person or group is deemed to be the beneficial owner of securities which may be acquired within 60 days through the exercise or conversion of options, if any, and such securities are deemed to be outstanding for the purpose of computing the percentage beneficially owned by such person or group and are deemed to be outstanding for the purpose of computing the percentage of class beneficially owned by any person or group.
<F2>  Includes shares held in a Trust created by Arthur Rudolph for the benefit of Scott Rudolph and others.
<F3>  Includes shares held in a Trust created for the benefit of Mr.
      Slade's wife.

NBTY Inc. Employee Stock Ownership Plan and Trust (the "Plan")

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

During the fiscal year ended September 30, 2001, the following transactions occurred:

      A. Gail Radvin, Inc., a corporation wholly-owned by Gail Radvin, received commissions from the Company totaling $501,000 on account of sales in certain foreign countries and had trade receivable balances of approximately $3,142,000 as of September 30, 2001. Gail Radvin is the sister of Arthur Rudolph (a director) and the aunt of Scott Rudolph (Chairman and President).

      B. Arthur Rudolph, a director, has been retained under a Consulting Agreement, at a minimum annual fee of $400,000, payable monthly, which Agreement has been renewed until December 31, 2002.

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

      (a)   The following documents are filed as a part of this report

                                                                      Page
                                                                     Number

1.    Financial Statements

      Report of Independent Accountants                                44

      Consolidated Balance Sheets as of September 30, 2001
      and 2000                                                         45

      Consolidated Statements of Income for the years ended
      September 30, 2001, 2000 and 1999                                46

      Consolidated Statements of Stockholders' Equity for the
      years ended September 30, 2001, 2000 and 1999                    47

      Consolidated Statements of Cash Flows for the years ended
      September 30, 2001, 2000 and 1999                             48 - 49

      Notes to Consolidated Financial Statements                    50 - 68

2.    Financial Statement Schedule

      Schedule II                                                      69

4.    Signatures                                                    70 - 71

3.    Exhibits

      11. Statement Re: Computation of Earnings Per Share             72

NBTY, Inc. and Subsidiaries
Consolidated Financial Statements
For the Years Ended
September 30, 2001, 2000 and 1999


                      Report of Independent Accountants

To the Board of Directors and Stockholders of NBTY, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 43 present fairly, in all material respects, the financial position of NBTY, Inc and its Subsidiaries at September 30, 2001 and September 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 43 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
November 6, 2001
New York, New York

NBTY, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2001 and 2000
(Dollars and shares in thousands)
---------------------------------------------------------------------------


Assets                                                    2001         2000

Current assets:
  Cash and cash equivalents                             $ 34,434     $ 31,464
  Accounts receivable, less allowance for doubtful
   accounts of $3,222 in 2001 and $1,227 in 2000          34,730       24,913
  Inventories                                            184,745      130,741
  Deferred income taxes                                    5,318        3,549
  Prepaid expenses and other current assets               21,341       20,269
                                                        ---------------------

      Total current assets                               280,568      210,936

Property, plant and equipment, net                       229,216      214,164
Intangible assets, net                                   185,728      172,124
Other assets                                              12,950        6,389
                                                        ---------------------

      Total assets                                      $708,462     $603,613
                                                        =====================

Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt and capital
   lease obligations                                    $ 34,911     $ 12,829
  Accounts payable                                        50,673       61,100
  Accrued expenses                                        63,876       36,893
                                                        ---------------------

      Total current liabilities                          149,460      110,822

Long-term debt                                           236,967      199,095
Obligations under capital leases                             269        1,383
Deferred income taxes                                     16,761       17,050
Other liabilities                                          2,599        2,820
                                                        ---------------------

      Total liabilities                                  406,056      331,170
                                                        ---------------------

Commitments and contingencies (Notes 11 and 15)

Stockholders' equity:
  Common stock, $.008 par; authorized 175,000 shares
   in 2001 and 2000; issued 65,724 shares in 2001
   and 68,524 shares in 2000 and outstanding 65,724
   shares in 2001 and 68,289 shares in 2000                  526          548
  Capital in excess of par                               122,513      123,798
  Retained earnings                                      193,184      163,300
                                                        ---------------------
                                                         316,223      287,646
  Less, 235 treasury shares at cost, in 2000                   -       (1,512)
  Stock subscriptions receivable                            (839)        (839)
  Accumulated other comprehensive loss                   (12,978)     (12,852)
                                                        ---------------------

      Total stockholders' equity                         302,406      272,443
                                                        ---------------------

      Total liabilities and stockholders' equity        $708,462     $603,613
                                                        =====================

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Income
Years ended September 30, 2001, 2000 and 1999
(Dollars and shares in thousands, except per share amounts)
---------------------------------------------------------------------------


                                                 2001        2000        1999

Net sales                                      $806,898    $720,856    $630,894
                                               --------------------------------

Costs and expenses:
  Cost of sales                                 355,167     312,960     293,521
  Catalog printing, postage and promotion        49,410      33,709      32,895
  Selling, general and administrative           315,228     279,379     236,367
  Recovery of raw material costs                             (2,511)
  Litigation settlement costs                                             4,952
                                               --------------------------------

                                                719,805     623,537     567,735
                                               --------------------------------

Income from operations                           87,093      97,319      63,159
                                               --------------------------------

Other income (expense):
  Interest, net                                 (21,958)    (18,858)    (18,945)
  Miscellaneous, net                              2,748       4,491       1,388
                                               --------------------------------

                                                (19,210)    (14,367)    (17,557)
                                               --------------------------------

Income before income taxes                       67,883      82,952      45,602

Provision for income taxes                       25,958      31,444      18,323
                                               --------------------------------

      Net income                               $ 41,925    $ 51,508    $ 27,279
                                               ================================

Net income per share:
  Basic                                        $   0.64    $   0.77    $   0.39
  Diluted                                      $   0.62    $   0.74    $   0.39

Weighted average common shares outstanding:
  Basic                                          65,774      67,327      69,640
  Diluted                                        67,125      69,318      70,826

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Stockholders'Equity and Comprehensive Income Years ended September 30, 2001, 2000 and 1999
(Dollars and shares in thousands)
---------------------------------------------------------------------------


                                                                                               Accumulated
                                                                                                  Other
                       Common Stock                            Treasury Stock                    Compre-                   Total
                    -----------------   Capital             ------------------      Stock        hensive      Total       Compre-
                    Number of          in Excess  Retained  Number of           Subscriptions    Income    Stockholders'  hensive
                     Shares    Amount   of Par    Earnings   Shares     Amount    Receivable     (Loss)     Equity        Income
                    ---------  ------  ---------  --------  ---------   ------  -------------  ----------- -------------  -------

Balance, September
 30, 1998             72,714    $582   $115,661   $105,989     4,511   $ (3,206)    $   -       $ 11,313     $230,339

Net income                                          27,279                                                     27,279     $ 27,279
Purchase of treasury
 shares, at cost                                               5,702    (34,438)                              (34,438)
Treasury stock
 retired             (10,213)    (82)   (16,086)   (21,476)  (10,213)    37,644                                     -
Exercise of stock
 options               3,595      29        888                                      (839)                         78
Tax benefit from
 exercise of stock
 options                                  5,869                                                                 5,869
Foreign currency
 translation
 adjustment                                                                                       (5,178)      (5,178)      (5,178)
                     --------------------------------------------------------------------------------------------------------------

Balance, September
 30, 1999             66,096     529    106,332    111,792         -          -      (839)         6,135      223,949     $ 22,101
                                                                                                                          ========

Net income                                          51,508                                                     51,508     $ 51,508
Purchase of treasury
 shares, at cost                                                 288     (2,511)                               (2,511)
Acquisition of
 Nutrition Warehouse   1,059       8     12,235                                                                12,243
Treasury stock
 retired                 (53)              (999)                 (53)       999                                     -
Exercise of stock
 options               1,422      11      4,397                                                                 4,408
Tax benefit from
 exercise of
 stock options                            1,833                                                                 1,833
Foreign currency
 translation
 adjustment                                                                                      (18,987)     (18,987)     (18,987)
                     --------------------------------------------------------------------------------------------------------------

Balance, September
 30, 2000             68,524     548    123,798    163,300       235     (1,512)     (839)       (12,852)     272,443     $ 32,521
                                                                                                                          ========

Net income                                          41,925                                                     41,925     $ 41,925
Purchase of treasury
 shares, at cost                                               3,023    (15,699)                              (15,699)
Treasury stock
 retired              (3,258)    (26)    (5,144)   (12,041)   (3,258)    17,211                                     -
Exercise of stock
 options                 458       4      2,600                                                                 2,604
Tax benefit from
 exercise of
 stock options                            1,259                                                                 1,259
Foreign currency
 translation
 adjustment                                                                                         (126)        (126)        (126)
                     --------------------------------------------------------------------------------------------------------------

Balance, September
 30, 2001             65,724    $526   $122,513   $193,184         -   $      -     $(839)      $(12,978)    $302,406     $ 41,799
                     =============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended September 30, 2001, 2000 and 1999
(Dollars in thousands)
---------------------------------------------------------------------------


                                                                   2001         2000         1999

Cash flows from operating activities
  Net income                                                    $  41,925    $  51,508    $  27,279
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Loss on disposal/sale of property, plant
     and equipment                                                    385        1,119          401
    Depreciation and amortization                                  44,946       38,501       29,228
    Amortization of deferred financing costs                          782          787          683
    Amortization of bond discount                                     124          124          124
    Allowance for doubtful accounts                                 1,995           21           11
    Deferred income taxes                                          (2,036)       4,827        2,892
    Tax benefit from exercise of stock options                      1,259        1,833        5,869
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                          (3,652)       5,803       11,155
      Inventories                                                 (34,723)       8,039      (16,785)
      Prepaid expenses and other current assets                       343        1,914       (7,870)
      Other assets                                                    119          417        1,323
      Accounts payable                                            (11,959)       6,093      (16,588)
      Accrued expenses                                             23,500        2,643        1,193
      Other liabilities                                              (223)        (211)
                                                                -----------------------------------
        Net cash provided by operating activities                  62,785      123,418       38,915
                                                                -----------------------------------

Cash flows from investing activities:
  Cash paid for acquisitions, net of cash acquired                (63,010)     (45,119)
  Purchase of property, plant and equipment                       (37,197)     (51,786)     (45,810)
  Increase in intangible assets                                      (159)                     (513)
  Proceeds from sale of property, plant and equipment               4,232          256
                                                                -----------------------------------
        Net cash used in investing activities                     (96,134)     (96,649)     (46,323)
                                                                -----------------------------------

Cash flows from financing activities:
  Net borrowings under Credit & Guarantee Agreement                71,502        2,800       46,193
  Cash held in escrow                                             (10,000)
  Principal payments under long-term debt agreements
   and capital leases                                             (12,780)     (17,667)      (1,365)
  Purchase of treasury stock                                      (15,699)      (1,512)     (34,438)
  Proceeds from stock options exercised                             2,604        4,408           78
                                                                -----------------------------------
        Net cash provided by (used in) financing activities        35,627      (11,971)      10,468
                                                                -----------------------------------
Effect of exchange rate changes on cash and cash equivalents          692       (1,603)         901
                                                                -----------------------------------

Net increase in cash and cash equivalents                           2,970       13,195        3,961

Cash and cash equivalents at beginning of year                     31,464       18,269       14,308
                                                                -----------------------------------

Cash and cash equivalents at end of year                        $  34,434    $  31,464    $  18,269
                                                                ===================================

Continued

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, continued
Years ended September 30, 2001, 2000 and 1999
(Dollars in thousands)
---------------------------------------------------------------------------


                                                                   2001         2000         1999

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                      $  23,019    $  20,224    $  18,320
  Cash paid during the period for income taxes                  $  22,269    $  16,116    $   8,785

Non-cash investing and financing information:
  During fiscal 2001, the Company adjusted its goodwill related to the acquisition of Feeling Fine LLC (September 2000) for the write-off of uncollectible accounts receivable amounting to $1,144.
  In connection with the acquisition of Nutrition Warehouse, Inc. and its affiliated companies, on January 1, 2000, the Company issued 1,059 shares of NBTY stock having a total then market value of approximately $12,200 (Note 2).
  During fiscal 2000 and 1999, the Company entered into capital leases for computer equipment for approximately $1,000 and $1,600, respectively. In July 2000, the Company sold certain assets for approximately $650 in exchange for a note to be paid over five years.

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)
---------------------------------------------------------------------------

1.    Business Operations and Summary of Significant Accounting Policies

      Business operations
      The Company (as defined below) manufactures and sells vitamins, food supplements, and health and beauty aids primarily in the United States, the United Kingdom and Ireland. The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Environmental Protection Agency and the United States Postal Service.

      Within the United Kingdom and Ireland, the manufacturing, advertising, sales and marketing of food products is regulated by a number of governmental agencies, including the Ministry of Agriculture, Fisheries and Food, the Department of Health, the Food Advisory Committee and the Committee on Toxicity.

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

      In Ireland, the sale of nutritional supplements and herbal products falls under the jurisdiction of the Irish Medicines Board ("IMB"). Its role is similar in nature to that of the MCA in the U.K. as described above.

      Principles of consolidation and basis of presentation
      The consolidated financial statements of NBTY, Inc. and Subsidiaries (the "Company" or "NBTY") include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

      Revenue recognition
      The Company recognizes revenue from products shipped when risk of loss and title transfers to its customers, and with respect to its own retail store operations, upon the sale of products. The Company has no single customer that represents more than 10% of annual net sales for the years ended September 30, 2001, 2000 and 1999. One customer accounted for 16% of the Company's accounts receivable at September 30, 2001. The Company had no single customer that represented more than 10% of accounts receivable as of September 30, 2000 and 1999.

      In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). SAB 101 does not change existing revenue recognition rules, but rather addresses and clarifies existing rules and their application. The Company adopted SAB 101, effective October 1, 2000. The impact of SAB 101 for the year ended September 30, 2001 resulted in a reduction of sales of approximately $4 million and net income of approximately $1.4 million.

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

      Concentration of credit risk
      Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents. Cash balances may, at times, exceed insurable amounts. The Company mitigates its risk by investing in or through major financial institutions.

      Inventories
      Inventories are stated at the lower of cost or market. Cost is determined on the weighted average method which approximates first-in, first-out basis. The cost elements of inventory include materials, labor and overhead. In fiscal 2001, 2000 and 1999, no one supplier provided more than 10% of purchases.

      Prepaid catalog costs
      Mail order production and mailing costs are capitalized as prepaid catalog costs and charged to expense over the catalog period, which typically approximates three months.

      Advertising
      All media and advertising costs are generally expensed as incurred. Total expenses relating to advertising and promotion for fiscal 2001, 2000 and 1999 were $28,747, $17,046 and $13,323, respectively.
      Included in prepaid expenses and other current assets is approximately $417 and $1,471 relating to prepaid advertising at September 30, 2001 and 2000, respectively.

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

      Impairment of long-lived assets
      The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." This statement requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

      In August 2001, the SFAS issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes FASB Statement No. 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not expect the adoption of SFAS No. 143 and 144 to have a material impact on the Company's consolidated financial position or results of operations.

      Stock-based compensation
      The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

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

      Comprehensive income
      Comprehensive income represents the change in stockholders' equity resulting from transactions other than stockholder investments and distributions. The Company's foreign currency translation adjustments are included in accumulated comprehensive income (loss). The effect of deferred taxes on other comprehensive income (loss) is not material.

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

      Shipping and handling costs
      The Company incurs shipping and handling costs in all divisions of its operations. These costs are included in selling, general and administrative costs and are $19,799, $19,277 and $19,096 for the years ended September 30, 2001, 2000 and 1999, respectively.

      Change in accounting estimate
      Effective April 1, 2001, the Company changed its accounting estimate for the useful lives of certain long-lived assets, primarily leasehold improvements and furniture and fixtures, based upon the terms of the lease agreements which approximates the useful lives of the assets. The effect of this change in estimate has been accounted for on a prospective basis and resulted in a decrease in depreciation and amortization expense of approximately $1,248 for the year ended September 30, 2001.

      Reclassifications
      Certain reclassifications have been made to conform prior year amounts to the current year presentation.

      New accounting developments
      Effective October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As the Company has determined it does not have any derivatives or hedging activities, the adoption of SFAS No. 133 did not affect the Company's consolidated financial position or results of operations as of and for the year ended September 30, 2001.

      In June 2001, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" effective no later than periods beginning after December 15, 2001. EITF Issue No. 00-14 addresses the recognition, measurement and statement of earnings classification for certain sales incentives. The Company has determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on its consolidated financial position or results of operations.

      In March 2001, the EITF released Issue No. 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." The EITF reached a consensus addressing a vendor's accounting for offers to customers to rebate or refund specified amounts of cash redeemable only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. Issue No. 00-22 requires that the vendor recognize the cash rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of the cost of honoring rebates or refunds earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate or refund. The Company has determined that the impact of application of this guidance will not have a material effect on its consolidated financial position or results of operations.

      In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 requires that certain expenses included in marketing, administrative and research costs be recorded as a reduction of operating revenues and will be effective in the first quarter of fiscal 2002. The Company has determined that the impact of adoption of EITF Issue No. 00-25 will not have a material effect on the Company's consolidated financial position or results of operations.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30,

      2001, thereby eliminating the pooling-of-interests methods of accounting. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS No. 141 by the Company on July 1, 2001 did not significantly affect the Company's consolidated financial position or results of operations.

      Upon adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Other intangible assets will continue to be amortized over their estimated useful lives. The Company will adopt the provisions of SFAS No. 142 on October 1, 2001. Based upon the Company's current amount of goodwill and qualifying intangible assets, management expects the adoption to reduce its fiscal 2002 annualized amortization expense, which is not deductible for tax purposes, by approximately $6.1 million.

2.    Acquisitions

      On May 25, 2001, the Company acquired certain assets and liabilities of the business of Global Health Sciences, Inc. and certain of its affiliated companies ("Global Group"). NBTY was the successful bidder in an auction ordered by a bankruptcy court in California. The purchase price was approximately $40 million in cash, less adjustments. The Global Group is located in Anaheim, California, and is a leading manufacturer of nutritional powders with a reputation for high quality. It manufactures products used for meal replacements, weight control and protein powders formulated to improve physical performance, and it also produces formulations for herbal, vitamin and mineral tablets.

      On May 15, 2001, the Company acquired certain assets and liabilities of NatureSmart, LLC from Whole Foods Market, Inc. for approximately $29 million in cash. NatureSmart, through its four divisions, manufactures and markets nutritional supplements, including vitamins, minerals, herbs and personal care products through mail order operations having approximately 350,000 active customers. It also manufactures private label vitamins for mass market, specialty retailers and healthcare professionals.

      Each of these transactions stipulated adjustments to the purchase price for agreed upon working capital. The Company has determined that there are working capital deficiencies (approximately $6.5 million for Global and $1.5 million for NatureSmart) and therefore the amounts noted above as cash paid for the acquisitions are expected to be reduced upon resolution of these matters. Both transactions were funded by borrowings under the Credit and Guarantee Agreement ("CGA").

      Global Group
      Assets acquired and liabilities assumed include cash ($1,427), accounts receivable ($8,569), inventory ($7,894), other current assets ($1,663), property, plant and equipment ($14,000) and current liabilities ($241). The excess cost of investment over the net book value of Global Group at the date of acquisition amounted to $6,923 of which $6,681 is classified by the Company as other assets. Once the above mentioned dispute is resolved, the Company will re-evaluate its classification of the $6,681 included in other assets. Global Group had sales of $171 million for the 12-month period ended April 2001.

      NatureSmart
      Assets acquired and liabilities assumed include accounts receivable ($607), inventory ($10,882), other current assets ($618), property, plant and equipment ($3,462), intangibles ($1,893), and current liabilities ($4,487). The excess cost of investment over the net book value of NatureSmart at the date of acquisition resulted in an increase in goodwill of $16,395. NatureSmart's annual sales for the year ended September 24, 2000 were approximately $59 million.

      These two acquisitions contributed $29 million of sales and a marginal operating profit for the Company's current fiscal year.

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

      On January 1, 2000, the Company acquired Nutrition Warehouse, Inc. and its affiliated companies ("NW") for $20,000 in cash and approximately 1,059 shares of NBTY stock having a total then market value of $12,200. NW operated a direct response/e-commerce business as well as 14 retail stores in various locations in New York state. The e-commerce business has been combined with the Company's Puritan.com operations and the retail stores have been merged into the Company's U.S. retail operations. Annual revenues approximated $14,000 for the e-commerce/direct response business as well as $14,000 in retail sales for the year ended December 31, 1999. The cash portion of the acquisition was funded with $20,000 in borrowings under the Company's CGA.

3.    Divestitures

      In July 2000, the Company sold certain assets of Bio Nutritional Formulas, Inc. for approximately $650 which is being paid in full over five years. Bio Nutritional Formulas had sales of approximately $1,200 and operating income of approximately $150 in fiscal 1999. No gain or loss was recognized on the sale.

4.    Inventories


                             September 30,
                           2001        2000

      Raw materials      $ 66,519    $ 42,982
      Work-in-process       4,558       2,101
      Finished goods      113,668      85,658
                         --------------------
                         $184,745    $130,741
                         ====================

5.    Property, Plant and Equipment


                                                                Depreciation
                                                                     and
                                           September 30,        Amortization
                                        2001        2000           Period

Land                                    $ 10,549    $ 10,571
Buildings and leasehold improvements      87,627      72,314       5 - 40
Machinery and equipment                   91,651      75,973       3 - 10
Furniture and fixtures                   140,627     130,322       5 - 10
Transportation equipment                   5,013       4,907         4
Computer equipment                        37,376      31,923         5
                                        --------------------
                                         372,843     326,010
  Less accumulated depreciation
   and amortization                      143,627     111,846
                                        --------------------
                                        $229,216    $214,164
                                        ====================

      Depreciation and amortization of property, plant and equipment for the years ended September 30, 2001, 2000 and 1999 was approximately $34,866, $29,275 and $22,177, respectively.

      Property, plant and equipment includes approximately $6,010 for assets recorded under capital leases at September 30, 2001 and 2000. Accumulated depreciation of these capital leases at September 30, 2001 and 2000 was approximately $2,808 and $2,075, respectively.

6.    Intangible Assets

      Intangible assets, at cost, acquired at various dates are as follows:


                                                                 Depreciation
                                                                      and
                                            September 30,        Amortization
                                           2001        2000         Period

      Goodwill                           $161,117    $139,550       20 - 40
      Customer lists                       61,511      60,862        6 - 15
      Trademark and licenses                2,404       1,661        2 - 3
      Covenants not to compete              2,405       1,854        5 - 7
                                         --------------------
                                          227,437     203,927
        Less accumulated amortization      41,709      31,803
                                         --------------------
                                         $185,728    $172,124
                                         ====================

      Amortization included in the consolidated statements of income under the caption "selling, general and administrative expenses" in 2001, 2000 and 1999 was approximately $10,080, $9,226 and $7,051, respectively.

7.    Accrued Expenses


                                           September 30,
                                          2001       2000

      Payroll and related taxes         $ 7,713    $ 6,953
      Customer deposits                  13,220      5,543
      Accrued purchases and interest      5,189      1,522
      Income taxes payable               20,568     11,405
      Other                              17,186     11,470
                                        ------------------
                                        $63,876    $36,893
                                        ==================

8.    Long-Term Debt


                                                                       September 30,
                                                                      2001        2000

Senior debt:
  8-5/8% Senior subordinated notes due 2007, net of unamortized
   discount of $748 in 2001 and $871 in 2000 (a)                    $149,252    $149,129
  Note payable due in monthly payments of $2, including interest
   at 4%, maturing May 2009                                              162         205
Mortgages:
  First mortgage payable in monthly principal and interest
   (9.73%) installments of $25, maturing in November 2009              1,713       1,844
  First mortgage payable in monthly principal and interest
   (7.375%) installments of $55 through 2011                           4,569       4,881
  First mortgage payable in monthly principal and interest
   (9.0%) installments of $3 through 2011                                197         209
Credit and Guarantee Agreement (b):
  Revolving Credit Agreement                                               -       7,500
  Term loan payable in quarterly principal and interest
   installments of $2,700 through March 2005                          31,200      46,600
  Term loan payable in quarterly principal and interest
   installments of $5,562 through June 2005                           83,438           -
                                                                    --------------------
                                                                     270,531     210,368

    Less current portion                                              33,564      11,273
                                                                    --------------------
                                                                    $236,967    $199,095
                                                                    ====================

(a) The 8-5/8% Senior Subordinated Notes (the "Notes") are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company. The Notes provide for the payment of interest semi-annually at the rate of 8-5/8% per annum.



(b) On April 27, 2001, the Company entered into an amended and restated Credit and Guarantee Agreement ("CGA") which provides for aggregate borrowings up to $188,400. The CGA is comprised of two revolving credit agreements of $100,000 (increased by $50,000 in April 2001) and $50,000 and a term loan of $38,400. On August 31, 2001, the outstanding balance of the $100,000 facility converted to a term loan payable in 16 equal consecutive installments, commencing on September 30, 2001 and ending on June 30, 2005. The $50,000 revolving credit facility expires on September 30, 2003. The $38,400 term loan is payable in 16 equal consecutive installments commencing on June 30, 2001 with the balance payable on March 31, 2005. At September 30, 2001, there were borrowings of $114,638 under this facility at an annual borrowing rate of 5.75%. The current portion of the CGA is $33,050. The Company is required to pay a commitment fee, which varies between .25% and .50% per annum, depending on the Company's ratio of Debt to EBITDA, on any unused portion of the revolving credit facility. The CGA provides that loans be made under a selection of rate formulas, including prime or Euro currency rates. Virtually all of the Company's assets are collateralized under the CGA. In addition, the Company is subject to the maintenance of various financial ratios and covenants.

      Required principal payments of long-term debt are as follows:


      Years ending
      September 30,

        2002                                     $ 33,564
        2003                                       33,604
        2004                                       32,451
        2005                                       17,339
        2006                                          705
        Thereafter                                152,868
                                                 --------
                                                 $270,531
                                                 ========

      The fair value of the Company's long-term debt at September 30, 2001 and 2000, based upon current market rates, approximates the amounts disclosed above.

9.    Capital Lease Obligations

      The Company enters into various capital leases for machinery and equipment which provide the Company with bargain purchase options at the end of such lease terms. Future minimum payments under capital lease obligations as of September 30, 2001 are as follows:


      Years ending
      September 30,

        2002                                                         $1,401
        2003                                                            270
        2004                                                              4
        2005                                                              1
                                                                     ------
                                                                      1,676
        Less, amount representing interest                               60
                                                                     ------
        Present value of minimum lease payments (including $1,347
         due within one year)                                        $1,616
                                                                     ======

10.   Income Taxes

      Provision for income taxes consists of the following:


                              Year ended September 30,
                             2001       2000       1999

      Federal
        Current            $14,713    $12,640    $ 6,214
        Deferred            (1,682)     4,551      2,810

      State
        Current              1,513      1,300        639
        Deferred              (172)       468        289

      Foreign provision     11,586     12,485      8,371
                           -----------------------------
      Total provision      $25,958    $31,444    $18,323
                           =============================

      The following is a reconciliation of the income tax expense computed using the statutory Federal income tax rate to the actual income tax expense and its effective income tax rate.


                                                             Year ended September 30,
                                                2001                    2000                   1999
                                        --------------------    -------------------    -------------------
                                                    Percent                Percent               Percent
                                                   of pretax              of pretax              of pretax
                                        Amount      income      Amount     income      Amount    income

Income tax expense at statutory rate    $23,759      35.0%      $29,033     35.0%      $15,961     35.0%
State income taxes, net of federal
 income tax benefit                       2,444       3.6%        2,986      3.6%        1,642      3.6%
Amortization of goodwill                  2,277       3.3%        2,155      2.6%        2,155      4.7%
Other, individually less than 5%         (2,522)     (3.7%)      (2,730)    (3.3%)      (1,435)    (3.1%)
                                        ---------------------------------------------------------------
                                        $25,958      38.2%      $31,444     37.9%      $18,323     40.2%
                                        ===============================================================

      The components of deferred tax assets and liabilities are as follows:


                                                                2001        2000

Deferred tax assets:
  Current
    Inventory capitalization                                  $    770    $    637
    Accrued expenses and reserves not currently deductible       4,148       2,512
    Tax credits                                                    400         400
                                                              --------------------
      Total current                                           $  5,318    $  3,549
                                                              ====================

  Noncurrent
    Intangibles                                               $     13
    Reserves not currently deductible                              246    $    270
                                                              --------------------
      Total noncurrent                                        $    259    $    270
                                                              ====================

Deferred tax liabilities:
  Property, plant and equipment                               $(17,020)    $(17,320)
                                                              =====================

11.   Commitments

      Operating leases
      The Company conducts retail operations under operating leases which expire at various dates through 2020. Some of the leases contain renewal options and provide for contingent rent based upon sales plus certain tax and maintenance costs.

      Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year at September 30, 2001 are as follows:


      Years ending
      September 30,

        2002                                     $ 50,706
        2003                                       47,500
        2004                                       42,731
        2005                                       37,774
        2006                                       34,382
        Thereafter                                160,700
                                                 --------
                                                 $373,793
                                                 ========

      Operating lease rental expense (including real estate taxes and maintenance costs) and leases on a month to month basis were approximately $62,355, $54,749 and $44,299 for the years ended September 30, 2001, 2000 and 1999, respectively.

      Purchase commitments
      The Company was committed to make future purchases under various purchase arrangements with fixed price provisions aggregating approximately $3,650 at September 30, 2001.

      Capital commitments
      The Company had approximately $2,055 in open capital commitments at September 30, 2001, primarily related to manufacturing equipment as well as to computer hardware and software.

      Employment and consulting agreements
      The Company has employment agreements with two of its officers. The agreements, which expire in January 2004, provide for minimum salary levels, including cost of living adjustments, and also contain provisions regarding severance and changes in control of the Company. The commitment for salaries as of September 30, 2001 was approximately $900 per year.

      The Company maintains a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, a director of the Company. The agreement requires services to be provided to the Company through December 31, 2002 with the consulting fee fixed by the Board of Directors of the Company, provided that in no event will the consulting fee be at a rate lower than $400 per year, payable monthly, with certain fringe benefits accorded to other executives of the Company.

      Four members of H&B's senior executive staff have service contracts terminable by the Company upon twelve months notice. The commitment for H&B salaries as of September 30, 2001 was approximately $600 per year.

12.   Earnings Per Share

      Basic earnings per share ("EPS") computations are calculated utilizing the weighted average number of common shares outstanding during the fiscal years. Diluted EPS include the weighted average number of common shares outstanding and the effect of common stock equivalents. The following is a reconciliation between basic and diluted EPS:


                                                             Year ended September 30,
                                                            2001       2000       1999

Numerator:
  Numerator for basic EPS - income available to
   common stockholders                                     $41,925    $51,508    $27,279
                                                           =============================
  Numerator for diluted EPS - income available to
   common stockholders                                     $41,925    $51,508    $27,279
                                                           =============================


                                                           Year ended September 30,
                                                            2001       2000       1999

Denominator:
  Denominator for basic EPS - weighted-average shares       65,774     67,327     69,640
  Effect of dilutive securities:
    Stock options                                            1,351      1,991      1,186
                                                           -----------------------------
  Denominator for diluted EPS - weighted-average shares     67,125     69,318     70,826
                                                           =============================

Net EPS:
  Basic EPS                                                $  0.64    $  0.77    $  0.39
                                                           =============================
  Diluted EPS                                              $  0.62    $  0.74    $  0.39
                                                           =============================

13.   Stock Option Plans

      On March 11, 1992, the Board approved the issuance of an aggregate of 5,400 non-qualified stock options to directors and officers, exercisable at $0.31 per share and expiring on March 10, 2002. During fiscal 1999, the Board approved the issuance of 3,000 options expiring at varying dates in 2008 and 2009 with exercise prices ranging from $4.75 to $6.19 per share. During fiscal 2000, the Board approved the issuance of 2,288 options expiring in 2010 with an exercise price of $5.88 per share. During 2001, the Board approved the issuance of 805 options expiring in 2011 with an exercise price of $5.47 per share. The exercise price of each of the aforementioned issuances was at or in excess of the market price at the date such options were granted. Stock options granted under the plans generally become exercisable on grant date and have a maximum term of ten years.

      During fiscal 2001, options were exercised with 458 shares of common stock issued for $2,604. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $1,990. Accordingly, a tax benefit of approximately $759 was credited to capital in excess of par. Also during fiscal 2001, the Company received an additional compensation deduction of approximately $1,299 due to the early disposition of certain incentive stock options exercised by employees. Accordingly, a tax benefit of approximately $500 was credited to capital in excess of par.

      During fiscal 2000, options were exercised with 1,422 shares of common stock issued to certain officers and directors for $4,408. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $4,700. Accordingly, a tax benefit of approximately $1,833 was credited to capital in excess of par.

      During fiscal 1999, options were exercised with 3,596 shares of common stock issued to certain officers and directors for $78 and interest bearing notes aggregating $839. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $15,049. Accordingly, a tax benefit of approximately $5,869 was credited to capital in excess of par.

      A summary of stock option activity is as follows:


                                                     2001                     2000                     1999
                                             ---------------------    ---------------------    --------------------
                                                          Weighted                 Weighted                 Weighted
                                                          average                  average                  average
                                              Number      exercise     Number      exercise     Number      exercise
                                             of shares     price      of shares     price      of shares     price

Outstanding at beginning of year               4,536        5.71        3,720        4.53        4,316       $ .26
Exercised                                       (458)       5.67       (1,422)       2.87       (3,596)        .26
Forfeited                                        (60)                     (50)
Granted                                          805        5.47        2,288        5.88        3,000        5.55
                                               ------------------------------------------------------------------
Outstanding at end of year                     4,823       $5.62        4,536       $5.71        3,720       $4.53
                                               ===================================================================
Exercisable at end of year                     4,823       $5.62        4,536       $5.71        3,650       $4.53
                                               ===================================================================
Fair value of options granted during year                  $3.80                    $3.64
                                                           =====                    =====

      As of September 30, 2001, the weighted average remaining contractual life of outstanding options was 8 years.

      The following table summarizes information about stock options outstanding at September 30, 2001:


                              Options Outstanding                 Options Exercisable
                   -----------------------------------------    -----------------------
                                                    Weighted                   Weighted
                                   Remaining        Average                    Average
    Range of          Shares      Contractual       Exercise      Shares       Exercise
Exercise Prices    Outstanding        Life           Price      Exercisable     Price

     $0.31           120          less than 1 yr       .31           120          .31
 $4.75 - $6.19     4,703             7-9 years        5.76         4,703         5.76
                   -----                                           -----
                   4,823                                           4,823
                   =====                                           =====

      The fair value of options granted during fiscal 2001 has been estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions: no dividend yield; expected volatility of 70%; a risk-free interest rate of 5%; and a weighted average expected life of 6.7 years.

      The Company applies APB Opinion 25 and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized. Had compensation cost been determined based upon the fair value of the stock options at grant date, consistent with the method under SFAS No. 123, the Company's net income and earnings per share for fiscal 2001 would have been reduced to the following pro forma amounts indicated.


                                                                 Year ended September 30,
                                                                2001       2000       1999

Net income attributable to common stockholders as reported    $41,925    $51,508    $27,279
Pro forma net income                                          $40,034    $46,428    $21,676
Pro forma basic EPS                                           $   .61    $   .69    $   .31
Pro forma diluted EPS                                         $   .60    $   .67    $   .31

14.   Employee Benefit Plans

      The Company maintains defined contribution retirement savings plans and an employee stock ownership plan. The accompanying financial statements reflect contributions to these plans in the approximate amount of $1,480, $1,670 and $1,966 for the years ended September 30, 2001, 2000 and 1999, respectively.

15.   Litigation

      Shareholder litigation

      A consolidated stockholder class action is pending against the Company and certain of its officers and directors in the U.S. District Court of the Eastern District of New York, on behalf of stockholders who purportedly purchased shares of the Company between January 27, 2000 and June 15, 2000 (the "Class Period"). The class action alleges that the Company and certain officers and directors failed to disclose material facts during the Class Period which purportedly resulted in a decline in the price of the Company's stock after June 15, 2000. In October 2001, the Company made an application to the court seeking dismissal of the lawsuit on the basis that it is legally deficient. That motion is presently pending.

      In addition to the consolidated class action, two stockholder derivative actions were filed in 2000 in the Chancery Court in Delaware and in a Florida state court against certain officers and directors. The derivative claims are predicated upon the stockholder class actions pending in New York. Proceedings in the Delaware derivative action have been stayed pending the outcome of the Company's motion to dismiss the consolidated class action suit and a motion is pending to dismiss the Florida action on jurisdictional grounds.

      The Company and the named individual defendants deny all claims of wrongdoing and are defending the actions vigorously. However, no determination can be made as to the final outcome. The Company maintains policies of directors and officers professional liability insurance.

      The Company has also been named as a defendant, along with other companies, in a purported class action commenced in an Alabama state court. Plaintiffs allege that one of the Company's Vitamin World stores sold a misbranded nutritional supplement bar. In October 2001, the Company filed a motion to dismiss this lawsuit, which does not specify any monetary damages, on the basis that only the federal or state governments may bring an action of this nature and that the law does not provide for individual plaintiffs to maintain such a suit.

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

      The Company is a plaintiff in a vitamin antritrust litigation brought in the United States District Court in the District of Columbia against F. Hoffmann-La Roche Ltd. and others for alleged price fixing. Certain of the defendants have pleaded guilty in criminal proceedings arising from the same set of facts. Partial settlements with certain defendants have been made and negotiations with other defendants are currently being held. In fiscal 2000, the Company received $2,511 in partial settlement of ongoing price fixing litigation.

16.   Segment Information

      The Company's segments are organized by sales market on a worldwide basis. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the pre-tax operating income of each segment. Accordingly, the Company reports four worldwide segments:
      Puritan's Pride/Direct Response, Retail: United States and United Kingdom/Ireland and Wholesale. All of the Company's products fall into one of these four segments. The Puritan's Price/Direct Response segment generates revenue through the sale of its products primarily through mail order catalog and internet. Catalogs are strategically mailed to customers who order by mail or by phoning customer service representatives in New York, Illinois and the United Kingdom. The Retail United States segment generates revenue through the sale of proprietary brand and third-party products through its 526 Company-operated stores. The Retail United Kingdom/Ireland segment generates revenue through the sale of proprietary brand and third-party products in 461 Company-operated stores. The Wholesale segment (including Network Marketing) is comprised of several divisions each targeting specific market groups. These market groups include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers.

      The following table represents key financial information of the Company's business segments (in thousands, except for number of locations):


                                                  Fiscal years ended
                                                    September 30,
                                            2001         2000         1999

Puritan's Pride/Direct Response
  Revenue                                 $ 172,203    $ 182,693    $ 176,053
  Operating income                           51,550       53,865       43,496
  Depreciation and amortization               4,672        3,682        2,074
  Identifiable assets                        71,821       69,513       29,926
  Capital expenditures                          407        1,980          320

Retail:
  United States
  Revenue                                 $ 174,987    $ 149,055    $ 103,172
  Operating loss                            (29,605)     (19,782)     (12,147)
  Depreciation and amortization              13,820       11,438        6,051
  Identifiable assets                        79,401       78,672       55,960
  Capital expenditures                        9,118       25,173       25,148
  Locations open at end of year                 526          476          352

  United Kingdom/Ireland
  Revenue                                 $ 262,876    $ 248,602    $ 220,405
  Operating income                           52,621       40,977       26,830
  Depreciation and amortization              12,581       12,347       12,294
  Identifiable assets                       220,662      200,373      221,817
  Capital expenditures                        7,829       13,949       11,753
  Locations open at end of year                 461          427          423




                                                  Fiscal years ended
                                                    September 30,
                                            2001         2000         1999

Wholesale:
  Revenue                                 $ 196,832    $ 140,506    $ 131,264
  Operating income                           24,704       29,542       18,243
  Depreciation and amortization               1,743        1,240          498
  Identifiable assets                        51,451       17,003       18,209
  Capital expenditures                        1,310        1,486        1,134

Corporate:
  Operating loss                          $ (12,177)   $  (7,283)   $ (13,263)
  Depreciation and amortization              12,130        9,794        8,311
  Manufacturing identifiable assets         285,127      238,052      213,472
  Capital expenditures - manufacturing        9,916        4,439        3,627
  Capital expenditures - other                8,617        4,759        3,828

Consolidated totals:
  Revenue                                 $ 806,898    $ 720,856    $ 630,894
  Operating income                           87,093       97,319       63,159
  Depreciation and amortization              44,946       38,501       29,228
  Identifiable assets                       708,462      603,613      539,384
  Capital expenditures                       37,197       51,786       45,810

Revenue by location of customer
  United States                           $ 530,361    $ 458,543    $ 392,617
  United Kingdom                            262,876      248,602      224,364
  Other foreign countries                    13,661       13,711       13,913
                                          -----------------------------------

      Consolidated totals                 $ 806,898    $ 720,856    $ 630,894
                                          ===================================

Long-lived assets
  United States                           $ 267,690    $ 238,019    $ 167,120
  United Kingdom                            147,254      148,269      163,852
                                          -----------------------------------

      Consolidated totals                 $ 414,944    $ 386,288    $ 330,972
                                          ===================================

17.   Related Party Transactions

      An entity owned by a relative of an officer received sales commissions of $501, $520 and $472 in 2001, 2000 and 1999, respectively, and had trade receivable balances approximating $3,142 and $2,529 at September 30, 2001 and 2000, respectively.

18.   Quarterly Results of Operations (Unaudited)

      The following is a summary of the unaudited quarterly results of operations for fiscal 2001 and 2000:


                                                         Quarter ended
                                   ---------------------------------------------------------
                                   December 31,     March 31,     June 30,     September 30,

2001:
  Net sales                          $166,829       $224,775      $203,926      $211,368
  Gross profit                         92,324        126,971       116,466       115,970
  Income before income taxes            1,038         29,183        21,734        15,928(a)
  Net income                              639         17,948        13,366         9,972
  Net income per diluted share       $    .01       $    .27      $    .20      $    .15(b)

2000:
  Net sales                          $171,172       $200,107      $172,102      $ 177,475
  Gross profit                         90,229        115,954        98,082        103,631
  Income before income taxes           14,028         30,105        20,094         18,725(a)
  Net income                            8,417         18,063        12,057         12,971
  Net income per diluted share       $    .12       $    .26      $    .17      $     .19

(a) Year-end adjustments resulting in an increase to pre-tax income of approximately $3,900 in 2001 and $5,400 in 2000, primarily related to adjustments of inventory amounts. These adjustments principally result from the utilization of the gross profit method to value inventory during interim periods and the year-end valuation of the Company's annual physical inventory.
(b)   Amounts may not equal fiscal year totals due to rounding.

SCHEDULE II
NBTY, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
For the years ended September 30, 2001, 2000 and 1999

(Dollars in thousands)


         Column A                             Column B             Column C           Column D     Column E
                                                                  Additions
                                             Balance at    Charged to   Charged to                Balance at
                                             beginning     costs and      other                     end of
        Description                          of period     expenses      accounts    Deductions     period

Fiscal year ended September 30, 2001:
  Allowance for doubtful accounts              $1,227       $2,014                   $(19) (a)      $3,222

Fiscal year ended September 30, 2000:
  Allowance for doubtful accounts              $1,248       $    6                   $(27) (a)      $1,227

Fiscal year ended September 30, 1999:
  Allowance for doubtful accounts              $1,045       $  278                   $(75) (a)      $1,248

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December  17, 2001            By: /s/ Scott Rudolph
                                         -----------------------------------
                                         Scott Rudolph
                                         Chairman, President and Chief
                                         Executive Officer

Dated: December  17, 2001            By: /s/ Harvey Kamil
                                         -----------------------------------
                                         Harvey Kamil
                                         Executive Vice President
                                         Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December  17, 2001            By: /s/ Scott Rudolph
                                         -----------------------------------
                                         Scott Rudolph
                                         Chairman, President and Chief
                                         Executive Officer

Dated: December  17, 2001            By: /s/ Arthur Rudolph
                                         -----------------------------------
                                         Arthur Rudolph, Director

Dated: December  17, 2001            By: /s/ Aram Garabedian
                                         -----------------------------------
                                         Aram Garabedian, Director

Dated: December  17, 2001            By: /s/ Bernard Owen
                                         -----------------------------------
                                         Bernard Owen, Director

Dated: December  17, 2001            By: /s/ Alfred Sacks
                                         -----------------------------------
                                         Alfred Sacks, Director

Dated: December  17, 2001            By: /s/ Murray Daly
                                         -----------------------------------
                                         Murray Daly, Director

Dated: December  17, 2001            By: /s/ Glenn Cohen
                                         -----------------------------------
                                         Glenn Cohen, Director

Dated: December  17, 2001            By: /s/ Nathan Rosenblatt
                                         -----------------------------------
                                         Nathan Rosenblatt, Director

Dated: December  17, 2001            By: /s/ Michael L. Ashner
                                         -----------------------------------
                                         Michael L. Ashner, Director

Dated: December  17, 2001            By: /s/ Michael Slade
                                         -----------------------------------
                                        Michael Slade, Director

Dated: December  17, 2001            By: /s/ Peter White
                                         -----------------------------------
                                         Peter White, Director