Form 10-Q
period 2001-12-31
NBTY INC
filed 2002-02-06
CIK 70793

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended    December 31, 2001

Commission File Number:    0-10666
                           -------

                                 NBTY, INC.
             (Exact name of registrant as specified in charter)

            DELAWARE                                         11-2228617
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

           90 Orville Drive
           Bohemia, New York                                    11716
---------------------------------------                  -------------------
(Address of principal executive office)                       (Zip Code)

                               (631) 567-9500
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  [X]    NO

Shares of Common Stock as of January 25, 2002: 65,799,258

                         NBTY, INC. and SUBSIDIARIES

                                    INDEX

PART I   Financial Information

         Condensed Consolidated Balance Sheets -
          December 31, 2001 (unaudited) and
          September 30, 2001                                         1

         Condensed Consolidated Statements of Income -
          (unaudited) Three months ended
          December 31, 2001 and 2000                                 2

         Condensed Consolidated Statements of
          Stockholders' Equity and Comprehensive Income -
          Year ended September 30, 2001
          and (unaudited) Three months ended
          December 31, 2001                                          3

         Condensed Consolidated Statements of Cash Flows -
          (unaudited) Three months ended
          December 31, 2001 and 2000                             4 - 5

         Notes to Condensed Consolidated
          Financial Statements (unaudited)                      6 - 12

         Management's Discussion and Analysis
          of Financial Condition and
          Results of Operations                                13 - 17

         Qualitative and Quantitative Disclosures
          about Market Risk                                         18

PART II  Other Information                                          19

         Signature                                                  20

                         NBTY, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars and shares in thousands)

Assets                                            December 31,    September 30,
                                                      2001            2001
                                                  ------------    -------------
                                                  (Unaudited)

Current assets:
  Cash and cash equivalents                         $ 39,610        $ 34,434
  Accounts receivable, less allowance for
   doubtful accounts of $3,672 at
   December 31, 2001 and $3,222 at
   September 30, 2001                                 35,853          34,730
  Inventories                                        176,189         184,745
  Deferred income taxes                                5,318           5,318
  Prepaid expenses and other current assets           18,626          21,341
                                                    ------------------------
      Total current assets                           275,596         280,568

Property, plant and equipment, net                   225,208         229,216
Intangible assets, net                               188,243         185,728
Other assets                                           7,200          12,950
                                                    ------------------------
      Total assets                                  $696,247        $708,462
                                                    ========================

Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt
   and capital lease obligations                    $ 34,709        $ 34,911
  Accounts payable                                    44,640          50,673
  Accrued expenses                                    57,040          63,876
                                                    ------------------------
      Total current liabilities                      136,389         149,460

Long-term debt                                       228,586         236,967
Obligations under capital leases                          67             269
Deferred income taxes                                 16,736          16,761
Other liabilities                                      2,596           2,599
                                                    ------------------------
      Total liabilities                              384,374         406,056
                                                    ------------------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.008 par; authorized; 175,000
   shares; issued 65,730 shares at December 31,
   2001 and 65,724 shares at September 30, 2001
   and outstanding 65,730 shares at December 31,
   2001 and 65,724  shares at September 30, 2001         526             526
  Capital in excess of par                           122,549         122,513
  Retained earnings                                  204,348         193,184
                                                    ------------------------
                                                     327,423         316,223
  Stock subscriptions receivable                        (839)           (839)
  Accumulated other comprehensive loss               (14,711)        (12,978)
                                                    ------------------------
      Total stockholders' equity                     311,873         302,406
                                                    ------------------------
      Total liabilities and stockholders' equity    $696,247        $708,462
                                                    ========================

          See notes to condensed consolidated financial statements.

                         NBTY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)

(Dollars and shares in thousands, except per share amounts)

                                               For the three months
                                                ended December 31,
                                               ---------------------
                                                 2001         2000
                                                 ----         ----

Net sales                                      $215,090     $166,829
                                               ---------------------

Costs and expenses:
  Cost of sales                                 100,910       74,505
  Catalog printing, postage and promotion         9,010       15,710
  Selling, general and administrative            81,912       72,031
                                               ---------------------
                                                191,832      162,246
                                               ---------------------

Income from operations                           23,258        4,583
                                               ---------------------

Other income (expense):
  Interest, net                                  (6,008)      (4,971)
  Miscellaneous, net                                903        1,426
                                               ---------------------
                                                 (5,105)      (3,545)
                                               ---------------------

Income before income taxes                       18,153        1,038

Income taxes                                      6,989          399
                                               ---------------------
      Net income                               $ 11,164     $    639
                                               =====================

Net income per share:
  Basic                                        $   0.17     $   0.01
  Diluted                                      $   0.17     $   0.01

Weighted average common shares outstanding:
  Basic                                          65,727       67,064
  Diluted                                        67,251       67,254

          See notes to condensed consolidated financial statements.

                         NBTY, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       AND COMPREHENSIVE INCOME FOR THE YEAR ENDED SEPTEMBER 30, 2001
                AND THE THREE MONTHS ENDED DECEMBER 31, 2001

                                 (Unaudited)

(Dollars and shares in thousands)

                                                                                                  Accumu-
                                                                                                   lated
                        Common Stock                            Treasury Stock                     Other                    Total
                     -----------------   Capital             --------------------      Stock      Compre         Total      Compre-
                     Number of          in Excess  Retained  Number of             Subscriptions  hensive    Stockholders'  hensive
                      Shares    Amount    of Par   Earnings   Shares      Amount   Receivable       Loss        Equity      Income
                     ---------  ------  ---------  --------  ---------    ------   -------------  -------    -------------  -------

Balance,
 September 30, 2000    68,524    $548   $123,798   $163,300     235     $ (1,512)     $(839)      $(12,852)  $272,443      $32,521
                                                                                                                           =======
Net income for year
 ended September
 30, 2001                                            41,925                                                    41,925      $41,925
Purchase of treasury
 shares, at cost                                              3,023      (15,699)                             (15,699)
Treasury stock
 retired               (3,258)    (26)    (5,144)   (12,041) (3,258)      17,211                                    -
Exercise of stock
 options                  458       4      2,600                                                                2,604
Tax benefit from
 exercise of stock
 options                                   1,259                                                                1,259
Foreign currency
 translation
 adjustment                                                                                           (126)      (126)        (126)
                       -----------------------------------------------------------------------------------------------------------

Balance,
 September 30, 2001    65,724     526    122,513    193,184       -            -       (839)       (12,978)   302,406      $41,799
                                                                                                                           =======

Net income for
 three months ended
 December 31, 2001                                   11,164                                                    11,164      $11,164
Exercise of stock
 options                    6                 36                                                                   36
Foreign currency
 translation
 adjustment                                                                                         (1,733)    (1,733)      (1,733)
                       -----------------------------------------------------------------------------------------------------------

Balance,
 December 31, 2001     65,730    $526   $122,549   $204,348       -     $      -      $(839)      $(14,711)  $311,873      $ 9,431
                       ===========================================================================================================

          See notes to condensed consolidated financial statements.

                         NBTY, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

(Dollars in thousands)

                                                                For the three months
                                                                 ended December 31,
                                                                --------------------
                                                                  2001        2000
                                                                  ----        ----

Cash flows from operating activities
  Net income                                                    $11,164     $   639
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Loss (gain) on disposal/sale of property, plant
     and equipment                                                   26         (22)
    Depreciation and amortization                                10,543      10,766
    Amortization of deferred financing costs                        191         191
    Amortization of bond discount                                    31          31
    Allowance for doubtful accounts                                 450          10
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                        (2,184)     (4,561)
      Inventories                                                10,242     (12,460)
      Prepaid real estate tax, catalog costs and other
       current assets                                             2,358       4,553
      Other assets                                                1,150      (2,362)
      Accounts payable                                           (5,709)     (7,074)
      Accrued expenses                                           (6,204)      3,193
      Other liabilities                                              (3)         (5)
                                                                -------------------
        Net cash provided by (used in) operating activities      22,055      (7,101)
                                                                -------------------

Cash flows from investing activities:
  Cash paid for acquisitions, net of cash acquired               (6,843)
  Purchase of property, plant and equipment                      (5,585)     (8,481)
  Proceeds from sale of property, plant and equipment                         2,817
                                                                -------------------
        Net cash used in investing activities                   (12,428)     (5,664)
                                                                -------------------

Cash flows from financing activities:
  Net proceeds under Credit & Guarantee Agreement                            27,000
  Release of cash held in escrow                                  4,600
  Principal payments under long-term debt agreements
   and capital leases                                            (8,816)     (5,953)
  Purchase of treasury stock                                                (12,887)
  Proceeds from stock options exercised                              36
                                                                -------------------
        Net cash (used in) provided by financing activities      (4,180)      8,160
                                                                -------------------

Effect of exchange rate changes on cash and cash equivalents       (271)        543
                                                                -------------------


Continued

          See notes to condensed consolidated financial statements.




                         NBTY, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                 (Unaudited)

(Dollars in thousands)

                                                                For the three months
                                                                 ended December 31,
                                                                --------------------
                                                                  2001        2000
                                                                  ----        ----

Net increase (decrease) in cash and cash equivalents            $ 5,176     $(4,062)

Cash and cash equivalents at beginning of period                 34,434      31,464
                                                                -------------------
Cash and cash equivalents at end of period                      $39,610     $27,402
                                                                ===================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                      $ 7,268     $ 1,957
  Cash paid during the period for income taxes                  $ 8,920     $   159

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

In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 2001 and its results of operations for the three months ended December 31, 2001 and 2000 and statements of cash flows for the three months ended December 31, 2001 and 2000. The condensed consolidated balance sheet as of September 30, 2001 has been derived from the audited balance sheet as of that date. The results of operations and statements of cash flows for the three months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 2001.

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

New accounting developments

In June 2001, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" effective no later than periods beginning after December 15, 2001. EITF Issue No. 00-14 addresses the recognition, measurement and statement of earnings classification for certain sales incentives. The Company has determined that the impact of adoption and subsequent application of EITF Issue No. 00-14 did not have a material effect on its consolidated financial position or results of operations.

In March 2001, the EITF released Issue No. 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." The EITF reached a consensus addressing a vendor's accounting for offers to customers to rebate or refund specified amounts of cash redeemable only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. Issue No. 00-22 requires that the vendor recognize the cash rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of the cost of honoring rebates or refunds earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate or refund. The

                         NBTY, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                  (In thousands, except per share amounts)

Company has determined that the impact of application of this guidance did not have a material effect on its consolidated financial position or results of operations.

In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 requires that certain expenses included in marketing, administrative and research costs be recorded as a reduction of operating revenues and will be effective in the first quarter of fiscal 2002. The Company has determined that the impact of adoption of EITF Issue No. 00-25 did not have a material effect on the Company's consolidated financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Other intangible assets will continue to be amortized over their estimated useful lives. The Company adopted the provisions of SFAS No. 142 on October 1, 2001. See note 7 for further discussion.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not expect the adoption of SFAS No. 143 and 144, effective October 1, 2002, to have a material impact on its consolidated financial position or results of operations.

2.  Acquisitions

On December 6, 2001, the Company acquired certain assets of the business of HealthCentral.com and its affiliates. NBTY was the successful bidder in an auction ordered by a bankruptcy court in Oakland, California. The purchase price was approximately $2.8 million in cash. The assets include the customer list of the mail order operation, L&H Vitamins, and the customer list and URL's of Vitamins.com and WebRx.com. Assets acquired were classified as intangibles ($2,800). These operations had sales for the last 12 months of approximately $15 million and a combined customer list of approximately 1.8 million names, which has been merged into the existing customer base of the Puritan's Pride/Direct Response business.

On December 13, 2001, the Company acquired certain assets and liabilities of the Knox NutraJoint and Knox for Nails nutritional supplement business from Kraft Foods for approximately $4 million in cash. Assets acquired include inventory ($2,043), and intangibles ($2,000). The Company, upon completion of any purchase price adjustments, will reevaluate its allocation of the purchase price. Kraft's revenues for these brands were approximately $15 million in 2001. NBTY will license the Knox trademark at no charge to Kraft Foods, Inc. for use in the Knox gelatine business, which was not part of the sale.

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

Total comprehensive income for the three months ended December 31, 2001 and 2000 are as follows:


                                                For the three months
                                                 ended December 31,
                                                --------------------
                                                  2001         2000
                                                  ----         ----

Net income                                      $11,164       $  639
Changes in cumulative translation adjustment     (1,733)       2,373
                                                --------------------
        Comprehensive earnings                  $ 9,431       $3,012
                                                ====================

Accumulated other comprehensive loss, which is classified as a separate component of stockholders' equity, is comprised of cumulative translation adjustments of $(14,711) and $(12,978) at December 31, 2001 and September 30, 2001, respectively.

4.  Inventories

Effective October 1, 2001, the Company changed its method of accounting for inventories for interim reporting from the gross profit method to the first-in, first-out (FIFO) method. This change was made to improve the accuracy of the valuation of inventory on an interim basis. The change did not have a significant effect on the Company's consolidated financial position or results of operations for the first quarter ending December 31, 2001, nor is it anticipated that it will have a material effect on future periods.


                     December 31,    September 30,
                         2001            2001
                     ------------    -------------

Raw materials          $ 63,567        $ 66,519
Work-in-process           4,476           4,558
Finished goods          108,146         113,668
                       ------------------------
                       $176,189        $184,745
                       ========================

5.  Earnings per share (EPS)

Basic EPS computations are based on the weighted average number of common shares outstanding during the three month period ended December 31, 2001 and 2000. Diluted EPS includes the dilutive effect of outstanding stock options, as if exercised. The following is a reconciliation between basic and diluted
EPS:

                         NBTY, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                  (In thousands, except per share amounts)


                                                             For the three months
                                                              ended December 31,
                                                             --------------------
                                                               2001         2000
                                                               ----         ----

Numerator:
  Numerator for basic EPS - income available to
   common stockholders                                       $11,164      $   639
                                                             ====================
  Numerator for diluted EPS - income available to
   common stockholders                                       $11,164      $   639
                                                             ====================

Denominator:
  Denominator for basic EPS - weighted-average shares         65,727       67,064
  Effect of dilutive securities:
    Stock options                                              1,524          190
                                                             --------------------
    Denominator for diluted EPS - weighted-average shares     67,251       67,254
                                                             ====================

Net EPS:
  Basic EPS                                                  $  0.17      $  0.01
                                                             ====================
  Diluted EPS                                                $  0.17      $  0.01
                                                             ====================

6. Intangible Assets

On October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" (SFAS 142). SFAS 142 includes requirements to annually test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill and indefinite lived intangibles, thereby eliminating an annual amortization charge of approximately $6.1 million, which is not deductible for tax purposes. The carrying amount of acquired intangible assets as of December 31, 2001 and September 30, 2001 is as follows:


                                   December 31, 2001                September 30, 2001
                            -------------------------------    -------------------------------
                            Gross carrying     Accumulated     Gross carrying     Accumulated     Amortization
                                amount        Amoritization        amount        Amoritization       Period
                            --------------    -------------    --------------    -------------    ------------

Goodwill                       $159,635          $23,089          $161,117          $23,299          none
Customer lists                   64,311           15,974            61,511           15,107          6 - 15
Trademark and licenses            2,404            1,871             2,404            1,763          2 - 3
Trademark                         1,800                                                              none
Covenants not to compete          2,604            1,577             2,405            1,540          5 - 7
                               ------------------------------------------------------------
                               $230,754          $42,511          $227,437          $41,709
                               ============================================================

The Company currently has unamortized goodwill remaining from the acquisition of Holland & Barrett ($105,263), NatureSmart ($16,170),
Nutrition Warehouse ($7,508), Naturesway ($3,924), Feeling Fine ($3,069), and Global Health Sciences ($612) and the Company currently owns one trademark, Knox ($1,800) all of which are subject to the provisions of SFAS 142. The Company did not record any transition intangible asset impairment loss upon adoption of SFAS 142. The changes in the carrying amount of goodwill for the three months ended December 31, 2001 primarily related

                         NBTY, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                  (In thousands, except per share amounts)

to the translation of the Company's international subsidiaries into U.S. Dollars. Aggregate amortization expense of definite lived intangible assets for the three months ended December 31, 2001 and December 31, 2000 was approximately $1,000 for each period.

Estimated amortization expense for the next five fiscal years is as follows:


Estimated amortization expense:
-------------------------------

For year ended September 30, 2002      $4,161
For year ended September 30, 2003      $4,009
For year ended September 30, 2004      $3,711
For year ended September 30, 2005      $3,580
For year ended September 30, 2006      $3,529

As required by SFAS 142, the results for the first quarter of Fiscal 2001 have not been restated. A reconciliation of net income, as if SFAS 142 had been adopted, is presented below for the three months ended December 31, 2001 and December 31, 2000, exclusive of amortization expense that is related to goodwill that is not being amortized:


                                    For the three months
                                     ended December 31,
                                    --------------------
                                      2001         2000
                                      ----         ----

Reported net income                 $11,164       $  639
Addback: goodwill amortization                     1,370
                                    --------------------
Adjusted net income                 $11,164       $2,009
                                    ====================

Basic earnings per share:
  Reported net income               $  0.17       $ 0.01
  Addback: goodwill amortization                    0.02
                                    --------------------
  Adjusted net income               $  0.17       $ 0.03
                                    ====================

Diluted earnings per share:
  Reported net income               $  0.17       $ 0.01
  Addback: goodwill amortization                    0.02
                                    --------------------
  Adjusted net income               $  0.17       $ 0.03
                                    ====================

7. Segment Information:

The Company's segments are organized by sales market on a worldwide basis. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the pretax operating income of each segment. Accordingly, the Company reports four worldwide segments: Puritan's Pride/Direct Response, Retail: United States and United Kingdom/Ireland, and Wholesale. All of the Company's products fall into one of these four segments. The Puritan's Pride/Direct Response segment generates revenue through the sale of its products primarily through mail order catalog and the internet. Catalogs are strategically mailed to customers who order by mail or phoning customer service representatives in New York, Illinois or

                         NBTY, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                  (In thousands, except per share amounts)

the United Kingdom. The Retail United States segment generates revenue through the sale of proprietary brand and third-party products through its 533 Company-operated stores. The Retail United Kingdom/Ireland segment generates revenue through the sale of proprietary brand and third-party products in 463 Company-operated stores. The results shown below relating to the UK /Ireland operations do not include any transfer pricing absorption. The Wholesale segment (including Network Marketing) is comprised of several divisions each targeting specific market groups. These market groups include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers.

The following table represents key financial information of the Company's business segments:


                                   For the three months
                                    ended December 31,
                                   --------------------
                                     2001        2000
                                     ----        ----

Puritan's Pride/Direct Response
  Revenue                          $32,638     $27,834
  Operating income                   7,864       6,012
  Depreciation and amortization      1,313       1,186

Retail:
  United States
  Revenue                          $44,211     $38,754
  Operating loss                    (7,502)    (12,145)
  Depreciation and amortization      3,480       3,573

  United Kingdom/Ireland
  Revenue                          $72,604     $60,581
  Operating income                  18,306      11,937
  Depreciation and amortization      2,090       3,215

Wholesale:
  Revenue                          $65,637     $39,660
  Operating income (loss)            4,590      (1,221)
  Depreciation and amortization        334         182

                         NBTY, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                  (In thousands, except per share amounts)


                                           For the three months
                                            ended December 31,
                                           --------------------
                                             2001        2000
                                             ----        ----

Corporate allocations:
  Depreciation and amortization - other    $    948    $    854
  Depreciation - manufacturing                2,378       1,756

Consolidated totals:
  Revenue                                  $215,090    $166,829
  Operating income                           23,258       4,583
  Depreciation and amortization              10,543      10,766

The following table reflects identifiable assets by market segment:


                                             December 31,
                                         --------------------
                                           2001        2000
                                           ----        ----

Puritan's Pride/Direct Response          $ 71,156    $ 72,208
Retail United States                       77,808      81,760
Retail United Kingdom/Ireland             205,707     210,744
Wholesale                                  54,351      26,556
Corporate and manufacturing assets        287,225     220,064
                                         --------------------
                                         $696,247    $611,332
                                         ====================

8. Subsequent events:

The Company is a plaintiff in an ongoing vitamin antitrust litigation matter brought in the United States District Court in the District of Columbia against F. Hoffmann-La Roche Ltd. and others for alleged price fixing. Certain of the defendants have pleaded guilty in criminal proceedings arising from the same set of facts. Partial settlements with certain defendants have been made and negotiations with other defendants are currently being held. In January 2002, the Company received $5,467 in partial settlement of ongoing price fixing litigation.

                         NBTY, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

Results of Operations:

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:


                                             For the three months
                                             ended December 31,
                                             --------------------
                                              2001          2000
                                              ----          ----

Net sales                                    100.0%        100.0%
                                             -------------------

Costs and expenses:
  Cost of sales                               46.9%         44.7%
  Catalog printing, postage and promotion      4.2%          9.4%
  Selling, general and administrative         38.1%         43.2%
                                             -------------------
                                              89.2%         97.3%
                                             -------------------
Income from operations                        10.8%          2.7%
                                             -------------------

Other income (expense):
  Interest, net                               -2.8%         -3.0%
  Miscellaneous, net                           0.4%          0.9%
                                             -------------------
                                              -2.4%         -2.1%
                                             -------------------

Income before income taxes                     8.4%          0.6%

Income taxes                                   3.2%          0.2%
                                             -------------------
            Net income                         5.2%          0.4%
                                             -------------------

For the three months ended December 31, 2001 compared to the three months ended December 31, 2000:

Net sales. Net sales in the first quarter ended December 31, 2001 were $215,090 compared with $166,829 for the prior comparable period, an increase of $48,261 or 28.9%. Puritan's Pride/Direct Response sales were $32,638 compared to $27,834, an increase of $4,804 or 17.3%, Wholesale sales were $65,637 compared to $39,660, an increase of $25,977 or 65.5%, Such increase in the wholesale segment's sales was primarily due to newly acquired businesses ($15,163). U.S. retail sales were $44,211 compared to $38,754, an increase of $5,457 or 14.1% and U.K. retail sales were $72,604 compared to $60,581, an increase of $12,023 or 19.8%. Revenue increases in all of the Company's four segments are attributed to the continued consumer acceptance of the broad base of the Company's products. The Company operated 533 stores in the U.S. and 463 stores in the U.K. as of December 31, 2001 compared to 500 stores in the U.S. and 440 in the U.K. as of December 31, 2000. Sales growth in the U.S. retail channel reflected the greater number of stores compared to last year and an increase in same store sales for stores open more than one year of 6.1%

                         NBTY, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

Costs and expenses. Cost of sales were $100,910 for 2001, or 46.9% as a percentage of sales, compared to $74,505, or 44.7% for 2000. The increase of $26,405 was due primarily to the increase in the wholesale segment's cost of sales, which increased $20,831, from 58.6% to 67.2% as a percentage of sales. Such increase on wholesale cost of sales was primarily due to Global Health Sciences' cost of sales of $12,182 on sales of $13,683. The overall cost of sales increase was mitigated by a decrease in the Direct Response segment's cost of sales, which decreased from 35% to 33.7% as a percentage of sales, primarily due to higher gross margins on new product introductions and improvements in manufacturing efficiencies. The increase was also mitigated by the U.S. retail segment's cost of sales decreasing as a percentage of sales from 47.2% to 40.6%, primarily due to sales price increases on all product lines from the prior like quarter. Included in cost of sales was under-absorbed factory overhead of $1,462.

Catalog printing, postage, and promotion expenses were $9,010 in 2001 compared with $15,710 in 2000, a decrease of $6,700. Such expenses as a percentage of sales were 4.2% for 2001 and 9.4% for 2000. The decrease was primarily attributable to the Company not incurring any expenses in 2001 for radio and television advertisements relating to the Flex-A-Min advertising campaign. This decrease was partially offset by an increase in postage costs and other additional costs associated with an increase in the number of catalogs mailed.

Selling, general and administrative expenses were $81,912, an increase of $9,881 for the quarter, compared with $72,031 in 2000. As a percentage of sales, selling, general and administrative expenses were 38.1% and 43.2% in 2001 and 2000, respectively. Of the $9,881 increase, $1,117 was attributable to rent expense, $6,067 to payroll costs mainly associated with the Vitamin World expansion program and $478 was attributable to increased depreciation expense as a result of an increase in capital expenditures.

Interest expense, net. Net interest expense was $6,008 for the three months ended December 31, 2001, an increase of $1,037, compared with net interest expense of $4,971 for the three months ended December 31, 2000. Net interest expense increased due to the additional borrowings to fund the two acquisitions completed in the third quarter of 2001. The major components are interest on Senior Subordinated Notes associated with the Holland & Barrett acquisition, and the Credit and Guarantee Agreement (CGA) used for acquisitions and capital expenditures.

Miscellaneous, net - Miscellaneous, net for the three months ended December 31, 2001 decreased $523 primarily attributable to exchange rate fluctuations ($300) and a gain on disposal of businesses and related fixed assets ($50) in 2000. In 2001, the company incurred a small loss on such disposals.

Income Taxes - The Company's effective income tax rate was approximately 38% for the three months ended December 31, 2001 and December 31, 2000.

Net income - After income taxes, the Company had a net profit of $11,164 (or basic and diluted earnings per share of $0.17) for the three months ended December 31, 2001, and $639 (or basic and diluted earnings per share of $0.01) for the three months ended December 31, 2000.

Liquidity and Capital Resources

As of December 31, 2001, the Company had cash and cash equivalents of $39,610. Net cash provided by operating activities was $22,055 for the three months ended December 31, 2001 compared to net cash used in operating activities of $7,101 in 2000. The overall increase in cash

                         NBTY, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

from operating activities was attributable to a significant increase in earnings and a significant decrease in inventories; such amount was slightly offset by a smaller increase in accounts receivable as compared to the prior quarter.

In fiscal 2001 and 2000, the Company's investing activities consisted primarily of cash paid for business acquisitions and the purchase of property, plant and equipment. Net cash used in investing activities was $12,428 for fiscal 2001, resulting primarily from the cash paid for the business acquisitions of Knox ($4,043) and Healthcentral.com ($2,800), and the purchase of property, plant and equipment ($5,585). In fiscal 2000, investing activities used net cash of $5,664, consisting primarily of cash paid for the purchase of property, plant and equipment ($8,481), offset by proceeds from the sale of property, plant and equipment ($2,817).

Net cash used in financing activities during the three months ended 2001 was $4,180, and included principal payments under long-term debt agreements ($8,816) offset by proceeds from the exercise of stock options ($36), and cash received that was previously held in escrow ($4,600). Cash provided by financing activities of $8,160 during fiscal 2000 included borrowings under the Company's Credit & Guarantee Agreement ("CGA") of $27,000, offset by principal payments under long-term debt agreements ($5,953), and purchase of treasury stock ($12,887).

For the three months ended December 31, 2001, working capital increased $8,099 to $139,207. The Company believes that the cash flow generated from its operations and amounts available under the Revolving Credit Facility should be sufficient to fund its debt service requirements, working capital needs, anticipated capital expenditures and other operating expenses for the foreseeable future. Presently, the Credit and Guarantee Agreement ("CGA") is comprised of two term loans and a revolving credit facility. At December 31, 2001, there were borrowings of $106,375 under the term loans at an annual borrowing rate of 4.375%. The term loans are payable in 16 equal consecutive installments with the final payment payable on June 30, 2005. The current portion of the term loans at December 31, 2001 was $33,050. The $50,000 revolving credit facility expires on September 30, 2003 and was unused at December 31, 2001. The Company is required to pay a commitment fee, which varies between .25% and
 .50% per annum, depending on the Company's ratio of Debt to EBITDA, on any unused portion of the revolving credit facility. The CGA provides that loans be made under a selection of rate formulas, including prime or Euro currency rates. Virtually all of the Company's assets are collateralized under the CGA. In addition, the Company is subject to the maintenance of various financial ratios and covenants.

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

New accounting developments

In June 2001, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" effective no later than periods beginning after December 15, 2001. EITF Issue No. 00-14 addresses the recognition, measurement and statement of earnings classification for certain sales incentives. As the Company has determined, the impact of adoption and subsequent application of EITF Issue No. 00-14 did not have a material effect on its consolidated financial position or results of operations.

In March 2001, the EITF released Issue No. 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." The EITF reached a consensus addressing a vendor's accounting for offers to customers to rebate or refund specified amounts of cash redeemable only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. Issue No. 00-22 requires that the vendor recognize the cash rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of the cost of honoring rebates or refunds earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate or refund. As the Company has determined, the impact of application of this guidance did not have a material effect on its consolidated financial position or results of operations.

In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 requires that certain expenses included in marketing, administrative and research costs be recorded as a reduction of operating revenues and will be effective in the first quarter of fiscal 2002. As the Company has determined, the impact of adoption of EITF Issue No. 00-25 did not have a material effect on the Company's consolidated financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Other intangible assets will continue to be amortized over their estimated useful lives. The Company adopted the provisions of SFAS No. 142 on October 1, 2001. Based upon the Company's current amount of goodwill and qualifying intangible assets, management expects the adoption to reduce its fiscal 2002 annualized amortization expense, which is not deductible for tax purposes, by approximately $6.1 million.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the

                         NBTY, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not expect the adoption of SFAS No. 143 and 144, effective October 1, 2002, to have a material impact on its consolidated financial position or results of operations.

CAUTIONARY STATEMENT FOR "SAFE HARBOR" PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This filing contains certain forward-looking statements and information that are based on the beliefs of management, as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to the Company are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements. See section "Forward Looking Statements" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2001, which lists important factors that could cause actual results to differ materially from those discussed in this report.

                         NBTY, INC. AND SUBSIDIARIES

                  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The Company is subject to currency and interest rate risks that arise from normal business operations. The Company regularly assesses these risks and has not entered into any significant hedging transactions.

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

                                       NBTY, INC.


Date February 6, 2002                  /s/ Harvey Kamil
                                       -------------------------------------
                                       Harvey Kamil,
                                       President and Chief Financial Officer