Form 10-Q
period 2002-03-31
NBTY INC
filed 2002-05-03
CIK 70793

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended    March 31, 2002

Commission File Number:    0-10666
                           -------

                                 NBTY, INC.
             (Exact name of registrant as specified in charter)

            DELAWARE                                         11-2228617
------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

           90 Orville Drive
           Bohemia, New York                                    11716
---------------------------------------                  -------------------
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

                             YES  [X]    NO  [ ]

Shares of Common Stock as of April 25, 2002: 66,191,994

                         NBTY, INC. and SUBSIDIARIES

                                    INDEX

PART I   Financial Information

         Condensed Consolidated Balance Sheets -
          March 31, 2002 (unaudited) and
          September 30, 2001                                        1

         Condensed Consolidated Statements of Income -
          (unaudited) Three months ended
          March 31, 2002 and 2001                                   2

         Condensed Consolidated Statements of Income -
          (unaudited) Six months ended
          March 31, 2002 and 2001                                   3

         Condensed Consolidated Statements of
          Stockholders' Equity and Comprehensive Income -
          Year ended September 30, 2001
          and (unaudited) Six months ended
          March 31, 2002                                            4

         Condensed Consolidated Statements of Cash Flows -
          (unaudited) Six months ended
          March 31, 2002 and 2001                               5 - 6

         Notes to Condensed Consolidated
          Financial Statements (unaudited)                     7 - 14

         Management's Discussion and Analysis
          of Financial Condition and
          Results of Operations                               15 - 24

         Qualitative and Quantitative Disclosures
          about Market Risk                                        25

PART II  Other Information                                         26

         Signature                                                 27

                         NBTY, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars and shares in thousands)

Assets                                                 March 31,     September 30,
                                                         2002             2001
                                                       ---------     -------------
                                                      (Unaudited)

Current assets:
  Cash and cash equivalents                            $ 50,662        $ 34,434
  Accounts receivable, less allowance for
   doubtful accounts of $4,224 at
   March 31, 2002 and $3,222 at
   September 30, 2001                                    41,158          34,730
  Inventories                                           163,377         184,745
  Deferred income taxes                                   5,318           5,318
  Prepaid expenses and other current assets              21,298          21,341
                                                       ------------------------
      Total current assets                              281,813         280,568

  Property, plant and equipment, net                    218,420         229,216
  Goodwill, net                                         134,443         137,818
  Intangible assets, net                                 50,559          47,910
  Other assets                                            6,842          12,950
                                                       ------------------------
      Total assets                                     $692,077        $708,462
                                                       ========================

Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt
   and capital lease obligations                       $ 28,929        $ 34,911
  Accounts payable                                       36,594          50,673
  Accrued expenses                                       67,249          63,876
                                                       ------------------------
      Total current liabilities                         132,772         149,460

Long-term debt                                          205,217         236,967
Obligations under capital leases                             36             269
Deferred income taxes                                    16,685          16,761
Other liabilities                                         2,613           2,599
                                                       ------------------------
      Total liabilities                                 357,323         406,056
                                                       ------------------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.008 par; authorized; 175,000
   shares; issued 65,953 shares at March 31,
   2002 and 65,724 shares at September 30, 2001
   and outstanding 65,953 shares at March 31, 2002
   and 65,724 shares at September 30, 2001                  528             526
  Capital in excess of par                              123,859         122,513
  Retained earnings                                     229,919         193,184
                                                       ------------------------
                                                        354,306         316,223
  Stock subscriptions receivable                           (839)           (839)
  Accumulated other comprehensive loss                  (18,713)        (12,978)
                                                       ------------------------
      Total stockholders' equity                        334,754         302,406
                                                       ------------------------
      Total liabilities and stockholders' equity       $692,077        $708,462
                                                       ========================

          See notes to condensed consolidated financial statements.

                         NBTY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

(Dollars and shares in thousands, except per share amounts)

                                               For the three months
                                                  ended March 31,
                                               ---------------------
                                                 2002         2001
                                                 ----         ----

Net sales                                      $251,544     $224,775
                                               ---------------------

Costs and expenses:
  Cost of sales                                 112,989       97,804
  Catalog printing, postage and promotion        12,731       11,701
  Selling, general and administrative            86,636       82,345
  Recovery of raw material costs                 (5,467)           -
                                               ---------------------
                                                206,889      191,850
                                               ---------------------

Income from operations                           44,655       32,925
                                               ---------------------

Other income (expense):
  Interest                                       (4,226)      (4,865)
  Miscellaneous, net                              1,152        1,123
                                               ---------------------
                                                 (3,074)      (3,742)
                                               ---------------------

Income before income taxes                       41,581       29,183

Provision for income taxes                       16,010       11,235
                                               ---------------------
      Net income                               $ 25,571     $ 17,948
                                               =====================

Net income per share:
  Basic                                        $   0.39     $   0.27
  Diluted                                      $   0.38     $   0.27

Weighted average common shares outstanding:
  Basic                                          65,883       65,273
  Diluted                                        67,755       66,050

          See notes to condensed consolidated financial statements.

                         NBTY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)

(Dollars and shares in thousands, except per share amounts)

                                                For the six months
                                                  ended March 31,
                                               ---------------------
                                                 2002         2001
                                                 ----         ----

Net sales                                      $466,634     $391,604
                                               ---------------------

Costs and expenses:
  Cost of sales                                 213,899      172,309
  Catalog printing, postage and promotion        21,741       27,411
  Selling, general and administrative           168,549      154,376
  Recovery of raw material costs                 (5,467)           -
                                               ---------------------
                                                398,722      354,096
                                               ---------------------

Income from operations                           67,912       37,508
                                               ---------------------

Other income (expense):
  Interest                                      (10,234)      (9,835)
  Miscellaneous, net                              2,055        2,549
                                               ---------------------
                                                 (8,179)      (7,286)
                                               ---------------------

Income before income taxes                       59,733       30,222

Provision for income taxes                       22,998       11,636
                                               ---------------------

      Net income                               $ 36,735     $ 18,586
                                               =====================

Net income per share:
  Basic                                        $   0.56     $   0.28
  Diluted                                      $   0.54     $   0.28

Weighted average common shares outstanding:
  Basic                                          65,814       66,162
  Diluted                                        67,536       66,736

          See notes to condensed consolidated financial statements.

                         NBTY, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       AND COMPREHENSIVE INCOME FOR THE YEAR ENDED SEPTEMBER 30, 2001
                   AND THE SIX MONTHS ENDED MARCH 31, 2002

                                 (Unaudited)

(Dollars and shares in thousands)

                                                                                                  Accumu-
                                                                                                   lated
                       Common Stock                           Treasury Stock                       Other                   Total
                    -----------------   Capital             -------------------       Stock       Compre-      Total      Compre-
                    Number of          in Excess  Retained  Number of             Subscriptions   hensive  Stockholders'  hensive
                     Shares    Amount   of Par    Earnings   Shares    Amount       Receivable      Loss      Equity      Income
                    ---------  ------  ---------  --------  ---------  ------     -------------   -------  -------------  -------

Balance,
 September 30, 2000   68,524    $548   $123,798   $163,300      235    $ (1,512)      $(839)     $(12,852)    $272,443    $32,521
                                                                                                                          =======

Net income for year
 ended September
 30, 2001                                           41,925                                                      41,925    $41,925
Purchase of treasury
 shares, at cost                                              3,023     (15,699)                               (15,699)
Treasury stock
 retired              (3,258)    (26)    (5,144)   (12,041)  (3,258)     17,211                                      -
Exercise of stock
 options                 458       4      2,600                                                                  2,604


Tax benefit from
 exercise of stock
 options                                  1,259                                                                  1,259
Foreign currency
 translation
 adjustment                                                                                          (126)        (126)      (126)
                      -----------------------------------------------------------------------------------------------------------

Balance,
 September 30, 2001   65,724     526    122,513    193,184        -           -        (839)      (12,978)     302,406    $41,799
                                                                                                                          =======

Net income for six
 months ended
 March 31, 2002                                    36,735                                                       36,735    $36,735
Treasury stock
 retired                 (10)                                                                                        -
Exercise of stock
 options                 239       2        555                                                                    557
Tax benefit from
 exercise of stock
 options                                    791                                                                    791
Foreign currency
 translation
 adjustment                                                                                        (5,735)      (5,735)    (5,735)
                      -----------------------------------------------------------------------------------------------------------
Balance,
 March 31, 2002       65,953    $528   $123,859   $229,919        -    $      -       $(839)     $(18,713)    $334,754    $31,000
                      ===========================================================================================================

          See notes to condensed consolidated financial statements.

                         NBTY, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

(Dollars in thousands)

                                                                 For the six months
                                                                   ended March 31,
                                                                --------------------
                                                                  2002        2001
                                                                  ----        ----

Cash flows from operating activities
  Net income                                                    $36,735     $18,586
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    (Gain) loss on disposal/sale of property, plant
     and equipment                                                  (69)        295
    Depreciation and amortization                                21,554      21,778
    Amortization of deferred financing costs                        388         388
    Amortization of bond discount                                    62          62
    Allowance for doubtful accounts                               1,002         (11)
    Tax benefit from exercise of stock options                      791
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                        (7,435)     (8,655)
      Inventories                                                22,856     (17,639)
      Prepaid expenses and other current assets                    (730)      1,942
      Other assets                                                1,508      (1,836)
      Accounts payable                                          (13,411)       (695)
      Accrued expenses                                            3,921      13,558
      Other liabilities                                              15         (15)
                                                                -------------------
        Net cash provided by operating activities                67,187      27,758
                                                                -------------------

Cash flows from investing activities:
  Cash paid for acquisitions                                     (7,256)
  Purchase of property, plant and equipment                     (10,516)    (15,946)
  Proceeds from sale of property, plant and equipment               991       2,817
                                                                -------------------
        Net cash used in investing activities                   (16,781)    (13,129)
                                                                -------------------

Cash flows from financing activities:
  Net proceeds under Credit & Guarantee Agreement                            24,064
  Release of cash held in escrow                                  4,600
  Principal payments under long-term debt agreements
   and capital leases                                           (38,027)     (9,123)
  Purchase of treasury stock                                                (15,712)
  Proceeds from stock options exercised                             557
                                                                -------------------
        Net cash used in financing activities                   (32,870)       (771)
                                                                -------------------

Effect of exchange rate changes on cash and cash equivalents     (1,308)     (1,943)
                                                                -------------------


Continued

          See notes to condensed consolidated financial statements.




                         NBTY, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                 (Unaudited)


(Dollars in thousands)

                                                                 For the six months
                                                                   ended March 31,
                                                                --------------------
                                                                  2002        2001
                                                                  ----        ----

Net increase in cash and cash equivalents                       $16,228     $11,915

Cash and cash equivalents at beginning of period                 34,434      31,464
                                                                -------------------

Cash and cash equivalents at end of period                      $50,662     $43,379
                                                                ===================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                      $ 9,946     $10,575
  Cash paid during the period for income taxes                  $17,065     $ 9,341

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of March 31, 2002 and its results of operations for the three and six months ended March 31, 2002 and 2001 and statements of cash flows for the six months ended March 31, 2002 and 2001.

The condensed consolidated balance sheet as of September 30, 2001 has been derived from the audited balance sheet as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations and statements of cash flows for the six months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 2001.

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

New accounting developments

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Other intangible assets will continue to be amortized over their estimated useful lives. The Company adopted the provisions of SFAS No. 142 on October 1, 2001. See note 6 for further discussion.

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

In February 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" effective no later than periods beginning after December 15, 2001. EITF Issue No. 01-09 codifies and reconciles EITF Issue No. 00-14, Accounting for Certain Sales Incentives, EITF Issue No. 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and EITF Issue No. 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products. This EITF addresses the following items:

      1) The income statement characterization of consideration given by a vendor to a customer, specifically whether that consideration should be presented in the vendor's income statement as a reduction of revenue or as a cost or expense.
      2) Whether a vendor should recognize consideration given to a customer as an asset in certain circumstances rather than as an immediate charge in the income statement.
      3) When to recognize the "cost" of a sales incentive and how to measure it.

The Company has determined that the impact of adoption and subsequent application of EITF Issue No. 01-09 did not have a material effect on its consolidated financial position or results of operations.

2.  Acquisitions

On December 6, 2001, the Company acquired certain assets of the business of HealthCentral.com and its affiliates. NBTY was the successful bidder in an auction ordered by a bankruptcy court in Oakland, California. The purchase price was approximately $2,800 in cash. The assets include the customer list of the mail order operation, L&H Vitamins, and the customer list and URL's of Vitamins.com and WebRx.com. Assets acquired were classified as intangibles, specifically as a customer list ($2,800) which is being amortized over 15 years. These operations had sales for the last 12 months of approximately $15,000 and a combined customer list of approximately 1.8 million names, which has been merged into the existing customer base of the Puritan's Pride/Direct Response business.

On December 13, 2001, the Company acquired certain assets and liabilities of the Knox NutraJoint and Knox for Nails nutritional supplement business from Kraft Foods North America, Inc. for approximately $4,500 in cash. Assets acquired include inventory ($2,456), and intangibles ($2,000). Approximately $1,800 of the $2,000 has been classified as a trademark with an indefinite life. Kraft's revenues for these brands were approximately $15,000 in 2001.

                         NBTY, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                  (In thousands, except per share amounts)

NBTY will license the Knox trademark at no charge to Kraft Foods North America, Inc. for use in the Knox gelatine business, which was not part of the sale.

3.  Comprehensive income

Total comprehensive income for the Company includes net income and the effects of foreign currency translation, which are charged or credited to the cumulative translation adjustment account within stockholders' equity.

Total comprehensive income for the three and six months ended March 31, 2002 and 2001 are as follows:


                                For the three months    For the six months
                                   ended March 31,        ended March 31,
                                --------------------    ------------------
                                  2002        2001        2002        2001
                                  ----        ----        ----        ----

Net income                      $25,571     $17,948     $36,735     $18,586
Changes in cumulative
 translation adjustment          (4,002)    (10,061)     (5,735)     (7,688)
                                -------------------------------------------
      Comprehensive earnings    $21,569     $ 7,887     $31,000     $10,898
                                ===========================================

Accumulated other comprehensive loss, which is classified as a separate component of stockholders' equity, is comprised of cumulative translation adjustments of ($18,713) and ($12,978) at March 31, 2002 and September 30, 2001, respectively.

4.  Inventories

The components of inventories are as follows:




                   March 31,    September 30,
                      2002           2001
                   ---------    -------------
Raw materials      $ 63,588        $ 66,519
Work-in-process       4,823           4,558
Finished goods       94,966         113,668
                   ------------------------
                   $163,377        $184,745
                   ========================

5.  Earnings per share (EPS)

Basic EPS computations are based on the weighted average number of common shares outstanding during the three and six-month periods ended March 31, 2002 and 2001. Diluted EPS includes the dilutive effect of outstanding stock options, as if exercised. The following is a reconciliation between basic and diluted EPS:

                         NBTY, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                  (In thousands, except per share amounts)


                                        For the three months    For the six months
                                           ended March 31,        ended March 31,
                                        --------------------    ------------------
                                           2002       2001        2002       2001
                                           ----       ----        ----       ----

Numerator:
  Numerator for basic EPS - income
   available to common stockholders      $25,571    $17,948     $36,735    $18,586
                                         =========================================
  Numerator for diluted EPS - income
   available to common stockholders      $25,571    $17,948     $36,735    $18,586
                                         =========================================

Denominator:
  Denominator for basic EPS -
   weighted-average shares                65,883     65,273      65,814     66,162
  Effect of dilutive securities:
    Stock options                          1,872        777       1,722        574
                                         -----------------------------------------
    Denominator for diluted EPS -
     weighted-average shares              67,755     66,050      67,536     66,736
                                         =========================================

Net EPS:
  Basic EPS                              $  0.39    $  0.27     $  0.56    $  0.28
                                         =========================================

  Diluted EPS                            $  0.38    $  0.27     $  0.54    $  0.28
                                         =========================================

6.  Goodwill and Intangible Assets

On October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" (SFAS 142). SFAS 142 includes requirements to annually test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill and indefinite lived intangibles, thereby eliminating an annual amortization charge of approximately $6,100, which is not deductible for tax purposes. The carrying amount of acquired intangible assets as of March 31, 2002 and September 30, 2001 is as follows:


                                         March 31, 2002                   September 30, 2001
                                 -------------------------------    -------------------------------
                                 Gross carrying     Accumulated     Gross carrying     Accumulated     Amortization
                                     amount        Amoritization        amount        Amoritization       Period
                                 --------------    -------------    --------------    -------------    ------------

Amortized intangible assets
  Customer lists                     $64,311          $16,872           $61,511          $15,107          6 - 15
  Trademark and licenses               2,404            2,002             2,404            1,763          2 - 3
  Covenants not to compete             2,605            1,687             2,405            1,540          5 - 7
                                     -----------------------------------------------------------
                                     $69,320          $20,561           $66,320          $18,410
                                     ===========================================================
Unamortized intangible assets
  Trademark                          $ 1,800
                                     =======

                         NBTY, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                  (In thousands, except per share amounts)

The changes in the carrying amount of goodwill by segment for the six month period ended March 31, 2002, are as follows:


                       Puritan's Pride/    Retail United     Retail United
                       Direct Response         States       Kingdom/Ireland    Wholesale    Consolidated
                       ----------------    -------------    ---------------    ---------    ------------

Balance at
 September 30, 2001        $16,202             $7,588          $110,719          $3,309       $137,818
Purchase price
 adjustments                  (265)                                                 387            122
Foreign currency
 translation                                                     (3,497)                        (3,497)
                           ---------------------------------------------------------------------------
Balance at
 March 31, 2002            $15,937             $7,588          $107,222          $3,696       $134,443
                           ===========================================================================

The Company currently has unamortized goodwill remaining from the acquisition of Holland & Barrett ($103,291), NatureSmart ($15,984), Nutrition Warehouse ($7,509), Naturesway ($3,962), Feeling Fine ($3,069), and Global Health Sciences ($628) and the Company currently owns one trademark, Knox ($1,800) all of which are subject to the provisions of SFAS
142. The Company did not record any transition intangible asset impairment loss upon adoption of SFAS 142. The changes in the carrying amount of goodwill for the six months ended March 31, 2002 primarily related to the translation of the Company's international subsidiaries into U.S. dollars. Aggregate amortization expense of definite lived intangible assets for the three and six months ended March 31, 2002 was approximately $1,200 and $2,200, respectively. Aggregate amortization expense of definite lived intangible assets for the three and six months ended March 31, 2001 was approximately $900 and $1,800, respectively.

Estimated amortization expense for the next five fiscal years is as follows:




For the year ending September 30,
---------------------------------

2002                   $4,161
2003                   $4,009
2004                   $3,711
2005                   $3,580
2006                   $3,529

As required by SFAS 142, the results for the six months ended March 31, 2002 have not been restated. A reconciliation of net income, as if SFAS 142 had been adopted, is presented below for the three and six months ended March 31, 2002 and 2001, exclusive of amortization expense that is related to goodwill that is not being amortized:

                         NBTY, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                  (In thousands, except per share amounts)


                                    For the three months    For the six months
                                       ended March 31,        ended March 31,
                                    --------------------    ------------------
                                      2002        2001        2002       2001
                                      ----        ----        ----       ----

Reported net income                  $25,571    $17,948     $36,735    $18,586
Addback: goodwill amortization                    1,577                  2,947
                                     -----------------------------------------
Adjusted net income                  $25,571    $19,525     $36,735    $21,533
                                     =========================================

Basic earnings per share:
  Reported net income                $  0.39    $  0.27     $  0.56    $  0.28
  Addback: goodwill amortization                   0.02                   0.05
                                     -----------------------------------------
  Adjusted net income                $  0.39    $  0.29     $  0.56    $  0.33
                                     =========================================

Diluted earnings per share:
  Reported net income                $  0.38    $  0.27     $  0.54    $  0.28
  Addback: goodwill amortization                   0.02                   0.04
                                     -----------------------------------------
  Adjusted net income                $  0.38    $  0.29     $  0.54    $  0.32
                                     =========================================

7.  Segment Information:

The Company's segments are organized by sales market on a worldwide basis. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the pretax operating income of each segment. Operating income for each segment includes all corporate allocated expenses. Interest expense and other miscellaneous income and expense items are not allocated to a segment. Income and expenses not allocated to one of the segments discussed below remain in the corporate segment. The results shown below relating to the UK /Ireland operations do not include any transfer pricing absorption.

The Company reports four worldwide segments: Puritan's Pride/Direct Response, Retail: United States and United Kingdom/Ireland, and Wholesale. All of the Company's products fall into one of these four segments. The Puritan's Pride/Direct Response segment generates revenue through the sale of its products primarily through mail order catalog and the internet. Catalogs are strategically mailed to customers who order by mail or phoning customer service representatives in New York, Illinois or the United Kingdom. The Retail United States segment generates revenue through the sale of proprietary brand and third-party products through its 539 Company-operated stores. The Retail United Kingdom/Ireland segment generates revenue through the sale of proprietary brand and third-party products in 463 Company-operated stores. The Wholesale segment (including Network Marketing) is comprised of several divisions each targeting specific market groups. These market groups include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers.

                         NBTY, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                  (In thousands, except per share amounts)

The following table represents key financial information of the Company's business segments:


                                           For the three months      For the six months
                                              ended March 31,          ended March 31,
                                           ---------------------    --------------------
                                             2002         2001        2002        2001
                                             ----         ----        ----        ----

Puritan's Pride/Direct Response
  Revenue                                  $ 56,091     $ 57,569    $ 88,730    $ 85,403
  Operating income                           17,624       19,496      25,488      25,508
  Depreciation and amortization               1,354        1,193       2,666       2,379

Retail:
  United States
  Revenue                                  $ 50,850     $ 44,659    $ 95,061    $ 83,413
  Operating loss                             (6,675)      (5,680)    (14,177)    (17,825)
  Depreciation and amortization               3,975        3,684       7,455       7,257

  United Kingdom/Ireland
  Revenue                                  $ 72,714     $ 74,789    $145,318    $135,371
  Operating income                           18,846       15,041      37,152      26,978
  Depreciation and amortization               1,888        2,960       3,976       6,175

Wholesale:
  Revenue                                  $ 71,889     $ 47,758    $137,525    $ 87,417
  Operating income                            9,393        4,068      13,982       2,847
  Depreciation and amortization                 370          229         704         412

Corporate:
  Recovery of raw material costs           $  5,467                 $  5,467
  Depreciation and amortization - other       1,023     $    970       1,970    $  1,825
  Depreciation - manufacturing                2,400        1,975       4,783       3,730

Consolidated totals:
  Revenue                                  $251,544     $224,775    $466,634    $391,604
  Operating income                           44,655       32,925      67,912      37,508
  Depreciation and amortization              11,010       11,011      21,554      21,778

                         NBTY, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                  (In thousands, except per share amounts)

The following table reflects identifiable assets by market segment:


                                         March 31,
                                   --------------------
                                     2002        2001
                                     ----        ----

Puritan's Pride/Direct Response    $ 66,588    $ 66,369
Retail United States                 75,630      81,023
Retail United Kingdom/Ireland       210,506     218,678
Wholesale                            52,223      35,714
Corporate manufacturing assets      287,130     223,308
                                   --------------------
                                   $692,077    $625,092
                                   ====================

8.  Recovery of raw material costs:

The Company is a plaintiff in an ongoing vitamin antitrust litigation matter brought in the United States District Court in the District of Columbia against F. Hoffmann-La Roche Ltd. and others for alleged price fixing. Certain of the defendants have pleaded guilty in criminal proceedings arising from the same set of facts. Partial settlements with certain defendants have been made and negotiations with other defendants are currently being held. In January 2002, the Company received $5,467 ($3,362 or $.05 per share, after tax) in partial settlement of ongoing price fixing litigation.

                         NBTY, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

Critical Accounting Policies and Estimates:
-------------------------------------------

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates include the valuation of inventories, the allowance for doubtful accounts receivable and the recoverability of long-lived assets. Actual results could differ from those estimates. Significant accounting policies are described in Note 1 to the consolidated financial statements, which are included in the Company's Annual Report on Form 10-K, for the fiscal year ended September 30, 2001. Certain accounting policies are deemed "critical", as they require management's highest degree of judgment, estimates and assumptions. A discussion of critical accounting policies, the judgments and uncertainties affecting their application, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions follows:

Revenue Recognition:
--------------------

The Company applies the provisions of Staff Accounting Bulletin 101 "Revenue Recognition". Revenue is recognized at the time its products are shipped and title and risk of loss has passed to its customers, and with respect to its own retail store operations, upon sale of products. The Company's net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns, rebates and other allowances.

Accounts Receivable:
--------------------

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored and an allowance for doubtful accounts is maintained which is based upon historical experience and any specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

Inventories:
------------

Inventories are stated at the lower of cost or market. The cost elements of inventory include materials, labor and overhead. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the next twelve months.

Goodwill and Intangible assets:
-------------------------------

On October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" (SFAS 142). SFAS 142 includes requirements to annually test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill and indefinite lived intangibles, thereby eliminating an annual amortization charge of approximately $6.1 million, which is not deductible for tax purposes. SFAS 142 includes requirements to annually test goodwill and indefinite lived intangible assets for

                         NBTY, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill and indefinite lived intangibles. Definite lived intangibles are amortized on a straight-line basis over periods not exceeding 15 years.

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. The Company currently has unamortized goodwill remaining from the acquisition of Holland & Barrett ($103,291), NatureSmart ($15,984), Nutrition Warehouse ($7,509), Naturesway ($3,962), Feeling Fine ($3,069), and Global Health Sciences ($628).

Impairment of Long-Lived Assets:
--------------------------------

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

Foreign Currency:
-----------------

Foreign subsidiaries account for approximately 31% of net revenues, 34% of assets and 28% of total liabilities as of March 31, 2002.

In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses, which, under the relevant accounting guidance are either, included within the statement of operations or as a separate component of stockholders' equity under the caption "Accumulated other comprehensive loss."

Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon management's determination of the functional currency of each subsidiary. The functional currency is determined based on management's judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary's operations must also be considered.

                         NBTY, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

If any subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in accumulated other comprehensive loss. However, if the functional currency is deemed to be the United States dollar, then any gain or loss associated with the translation of these financial statements would be included within the statement of operations. If the Company disposes of subsidiaries, then any cumulative translation gains or losses would be recorded into the statement of operations. If the Company determines that there has been a change in the functional currency of a subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included within the statement of operations.

Based on an assessment of the factors discussed above, the Company considers the relevant subsidiary's local currency to be the functional currency for each of its foreign subsidiaries. Accordingly, cumulative translation losses of approximately $18.7 million and $12.9 million were included as part of accumulated other comprehensive loss within the balance sheet at March 31, 2002 and September 30, 2001, respectively. During the first six months of 2002 and 2001, translation adjustments of $5.7 million and $7.7 million, respectively, were included under accumulated other comprehensive loss. Had the Company determined that the functional currency of its subsidiaries was the United States dollar, these losses would have reduced net income for each of the periods presented.

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies against the United States dollar. These currencies include the Euro and the United Kingdom Pound Sterling. Any future translation gains or losses could be significantly higher than those noted in each of these years. In addition, if a change in the functional currency of a foreign subsidiary has occurred at any point in time, then the Company would be required to include any translation gains or losses from the date of change in the statement of operations.

Results of Operations:
----------------------

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:

                         NBTY, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)


                                             For the three months    For the six months
                                                ended March 31,        ended March 31,
                                             --------------------    ------------------
                                                2002      2001         2002      2001
                                                ----      ----         ----      ----

Net sales                                      100.0%    100.0%       100.0%    100.0%
                                               --------------------------------------

Costs and expenses:
  Cost of sales                                 44.9%     43.5%        45.8%     44.0%
  Catalog printing, postage and promotion        5.1%      5.2%         4.7%      7.0%
  Selling, general and administrative           34.4%     36.6%        36.1%     39.4%
  Recovery of raw material costs                -2.2%                  -1.2%
                                               --------------------------------------
                                                82.2%     85.3%        85.4%     90.4%
                                               --------------------------------------
Income from operations                          17.8%     14.7%        14.6%      9.6%
                                               --------------------------------------

Other income (expense):
  Interest                                      -1.7%     -2.2%        -2.2%     -2.5%
  Miscellaneous, net                             0.5%      0.5%         0.4%      0.6%
                                               --------------------------------------
                                                -1.2%     -1.7%        -1.8%     -1.9%
                                               --------------------------------------

Income before income taxes                      16.6%     13.0%        12.8%      7.7%

Income taxes                                     6.4%      5.0%         4.9%      3.0%
                                               --------------------------------------
      Net income                                10.2%      8.0%         7.9%      4.7%
                                               --------------------------------------

For the three months ended March 31, 2002 compared to the three months ended March 31, 2001:

Net sales. Net sales in the second quarter ended March 31, 2002 were $251,544 compared with $224,775 for the prior comparable period, an increase of $26,769 or 11.9%. Wholesale sales were $71,889 compared to $47,758, an increase of $24,131 or 50.5%. Such increase in the wholesale segment's sales was primarily due to newly acquired businesses ($12,621) and an increase in sales of core products to the mass market. Products such as Apple Cider Vinegar, Flex-A-Min, Body Success, and the Knox NutraJoint products continue to help the Company strengthen its leading market position. Puritan's Pride/Direct Response sales were $56,091 compared to $57,569, a decrease of $1,478 or 2.6%. U.S. retail sales were $50,850 compared to $44,659, an increase of $6,191 or 13.9%. Such increase was a direct result of the success of the Savings Passport Program; a greater number of stores compared to last year and an increase in same store sales for stores open more than one year of 9.7% or $4,152. U.K. retail sales were $72,714 compared to $74,789, a decrease of $2,075 or 2.8%. A sales promotion that ran the prior year was not repeated in the current period, which related to the slight decrease in sales. The Company operated 539 stores in the U.S. and 463 stores in the U.K. as of March 31, 2002 compared to 515 stores in the U.S. and 442 in the U.K. as of March 31, 2001.

Costs and expenses. Cost of sales were $112,989 for 2002, or 44.9% as a percentage of sales, compared to $97,804, or 43.5% for 2001. The increase of $15,185 was due primarily to the increase in

                         NBTY, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

the wholesale segment's cost of sales, which increased $13,048. Such increase in the Wholesale segment's cost of sales was primarily due to newly acquired businesses ($10,607) and as a result of the increase in sales of core products to the mass market. As a result of the Company increasing sales of higher margin products to the mass market, the Wholesale segment's gross profit improved from 37.7% to 40.4% as compared to the prior like quarter. The Direct Response segment's cost of sales increased from 34.8% to 38.7% as a percentage of direct response sales. Such increase was attributable to the type of promotion the Company ran in 2002 versus 2001. In 2002, the Company primarily ran a 3 for 1 catalog and in 2001 the catalog was 5 for 2. U.K. retail costs of sales were $26,554 compared to $30,790, a decrease of $4,236 or 13.8%. A sales promotion that ran the prior year was not repeated during the current period and therefore the gross margin increased from 58.8% to 63.5%. The remaining increase in cost of sales resulted from the U.S. retail segment's cost of sales increasing as a percentage of sales from 39.8% to 43.1%. Such increase was primarily due to the Savings Passport Program's promotions. The U.S retail segment's gross profit decreased from 60.2% to 56.9% as a result of the above mentioned promotional strategies. Included in cost of sales was under-absorbed factory overhead of $3,185.

Catalog printing, postage, and promotion expenses were $12,731 in 2002 compared with $11,701 in 2001, an increase of $1,030. Such expenses as a percentage of sales were 5.1% for 2002 and 5.2% for 2001. Of the $1,030 increase, $1,564 was attributable to the increase in promotions for products such as Flex-A-
Min and Body Success, which was offset by a decrease in catalog printing
($534).

Selling, general and administrative expenses were $86,636, an increase of $4,291 for the quarter, compared with $82,345 in 2001. As a percentage of sales, selling, general and administrative expenses were 34.4% and 36.6% in 2002 and 2001, respectively. Of the $4,291 increase, $1,026 was attributable to rent expense, $2,044 to payroll costs mainly associated with the Vitamin World expansion program, and $1,019 was attributable to increased insurance costs mainly associated with an increase in insurance rates.

Recovery of raw material costs. During the quarter ended March 31, 2002, the Company received $5,467 in partial settlement of ongoing price fixing litigation brought by the Company against certain raw material vitamin suppliers.

Interest expense. Interest expense was $4,226 for the three months ended March 31, 2002, a decrease of $639, compared with interest expense of $4,865 for the three months ended March 31, 2001. Interest expense decreased due to the Company repaying bank debt during the quarter. The major components are interest on Senior Subordinated Notes associated with the Holland & Barrett acquisition, and the Credit and Guarantee Agreement (CGA) used for acquisitions and capital expenditures.

Miscellaneous, net - Miscellaneous, net for the three months ended March 31, 2002 increased $29 primarily attributable to less income realized from exchange rate fluctuations ($144) offset by a small gain on fixed asset disposals in 2002 as compared to a $235 loss on disposal of businesses and related fixed assets in 2001.

Income Taxes - The Company's effective income tax rate was approximately 38.5% for the three months ended March 31, 2002 and March 31, 2001.

Net income - After income taxes, the Company had net income of $25,571 (or basic and diluted earnings per share of $0.39 and $0.38, respectively) for the three months ended March 31, 2002, and $11,235 (or basic and diluted earnings per share of $0.27) for the three months ended March 31, 2001.

                         NBTY, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

For the six months ended March 31, 2002 compared to the six months ended March 31, 2001:

Net sales. Net sales for the six months ended March 31, 2002 were $466,634 compared with $391,604 for the prior comparable period, an increase of $75,030 or 19.2%. Puritan's Pride/Direct Response sales were $88,730 compared to $85,403, an increase of $3,327 or 3.9%, Wholesale sales were $137,525 compared to $87,417, an increase of $50,108 or 57.3%. Such increase in the wholesale segment's sales was primarily due to newly acquired business ($27,786). U.S. retail sales were $95,061 compared to $83,413, an increase of $11,648 or 14% and U.K. retail sales were $145,318 compared to $135,371, an increase of $9,947 or 7.3%. Revenue increases in all of the Company's four segments are attributable to the continued consumer acceptance of the broad base of the Company's products. The Company operated 539 stores in the U.S. and 463 stores in the U.K. as of March 31, 2002 compared to 515 stores in the U.S. and 442 in the U.K. as of March 31, 2001. Sales growth in the U.S. retail channel reflected the greater number of stores compared to last year and an increase in same store sales for stores open more than one year of 7.6% or $5,886.

Costs and expenses. Cost of sales were $213,899 for 2002, or 45.8% as a percentage of sales, compared to $172,309, or 44% for 2001. The increase of $41,590 was due primarily to the increase in the wholesale segment's cost of sales, which increased $33,879, from 60.6% to 63.2% as a percentage of sales. Such increase in the wholesale segment's cost of sales was primarily due to newly acquired businesses ($23,623) and as a result of the increase in sales of core products to the mass market. The overall cost of sales increase was mitigated by a decrease in the U.S. retail segment's cost of sales, which decreased from 43.2% to 41.9% as a percentage of sales, primarily due to sales price increases on all product lines from the prior like period. Included in cost of sales was under-absorbed factory overhead of $7,197.

Catalog printing, postage, and promotion expenses were $21,741 in 2002 compared with $27,411 in 2001, a decrease of $5,670. Such expenses as a percentage of sales were 4.7% for 2002 and 7% for 2001. The decrease was primarily attributable to the Company not incurring any significant expenses in 2002 for radio and television advertisements relating to the Flex-A-Min advertising campaign. This decrease was partially offset by an increase in postage costs and other additional costs associated with an increase in the number of catalogs mailed.

Selling, general and administrative expenses were $168,549, an increase of $14,173 for the six-month period, compared with $154,376 in 2001. As a percentage of sales, selling, general and administrative expenses were 36.1% and 39.4% in 2002 and 2001, respectively. Of the $14,173 increase, $2,143 was attributable to rent expense, $8,111 to payroll costs mainly associated with the Vitamin World expansion program, and $1,019 was attributable to increased insurance costs mainly associated with an increase in insurance rates.

Recovery of raw material costs. During the six months ended March 31, 2002, the Company received $5,467 in partial settlement of ongoing price fixing litigation brought by the Company against certain raw material vitamin suppliers.

Interest expense. Interest expense was $10,234 for the six months ended March 31, 2002, an increase of $399, compared with interest expense of $9,835 for the six months ended March 31, 2001. Interest expense increased due to the additional borrowings to fund the two acquisitions completed in the third quarter of 2001. Such increase was offset by principal payments made by the Company in the second

                         NBTY, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

quarter of 2002. The major components are interest on Senior Subordinated Notes associated with the Holland & Barrett acquisition, and the CGA used for acquisitions and capital expenditures.

Miscellaneous, net - Miscellaneous, net for the six months ended March 31, 2002 decreased $494 primarily attributable to exchange rate fluctuations ($415).

Income Taxes - The Company's effective income tax rate was approximately 38.5% for the six months ended March 31, 2002 and March 31, 2001.

Net income - After income taxes, the Company had net income of $36,735 (or basic and diluted earnings per share of $0.56, and $0.54, respectively) for the six months ended March 31, 2002, and $18,586 (or basic and diluted earnings per share of $0.28) for the six months ended March 31, 2001.


Liquidity and Capital Resources
-------------------------------

As of March 31, 2002, the Company had cash and cash equivalents of $50,662. Net cash provided by operating activities was $67,187 for the six months ended March 31, 2002, compared to net cash provided by operating activities of $27,758 in 2001. The overall increase in cash from operating activities was attributable to a significant increase in earnings, recovery of raw material costs, and a significant decrease in inventories; such amount was slightly offset by a smaller increase in accounts receivable as compared to the prior like six-month period.

In the six months ended March 31, 2002 and 2001, the Company's investing activities consisted primarily of cash paid for business acquisitions and the purchase of property, plant and equipment. Net cash used in investing activities was $16,781 for the six months ended March 31, 2002, resulting primarily from the cash paid for the business acquisitions of Knox ($4,456) and Healthcentral.com ($2,800), and the purchase of property, plant and equipment ($10,516), offset by proceeds from the sale of property, plant and equipment ($991). In the six months ended March 31, 2001, net cash used in investing activities was $13,129, consisting primarily of cash paid for the purchase of property, plant and equipment ($15,946), offset by proceeds from the sale of property, plant and equipment ($2,817).

Net cash used in financing activities during the six months ended 2002 was $32,870, and included principal payments under long-term debt agreements ($38,027) offset by proceeds from the exercise of stock options ($557), and cash received that was previously held in escrow for the acquisition of Global Health Sciences ($4,600). Cash used in financing activities of $771 during fiscal 2001 included borrowings under the CGA of $24,064, offset by principal payments under long-term debt agreements ($9,123), and purchase of treasury stock ($15,712).

For the six months ended March 31, 2002, working capital increased $17,933 to $149,041. This increase was primarily attributable to the Company repaying its bank debt and decreasing its trade payables. Presently, the CGA is comprised of two term loans and a revolving credit facility. At March 31, 2002, there were borrowings of $77,813 under the term loans at an annual borrowing rate of 4.853%. The term loans are payable in 16 equal consecutive installments with the final payment payable on June 30, 2005. The current portion of the term loans at March 31, 2002 was $27,750. The $50,000 revolving credit facility expires on September 30, 2003 and was unused at March 31, 2002. The Company is required to pay a commitment fee, which varies between .25% and .50% per annum, depending on the Company's ratio of Debt to EBITDA, on any unused portion of the revolving credit facility. The CGA provides that loans be made under a selection of

                         NBTY, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

rate formulas, including prime or Euro currency rates. Virtually all of the Company's assets are collateralized under the CGA. In addition, the Company is subject to the maintenance of various financial ratios and covenants.

In connection with the August 1997 acquisition of Holland & Barrett, the Company issued $150 million of 8-5/8% senior subordinated Notes ("Notes") due in 2007. The Notes are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company.

A summary of contractual cash obligations as of March 31, 2002 is as follows:


                                     Payments Due By Period
                     -------------------------------------------------------
                                 Less Than      1-3        4-5      After 5
                      Total        1 Year      Years      Years      Years


                      -----      ---------     -----      -----     -------
(in thousands)

Long-term debt       $233,500     $28,283    $ 45,703    $ 6,973    $152,541
Operating leases      373,793      50,706      90,231     72,156     160,700
Capital leases            682         646          36
                     -------------------------------------------------------
Total contractual
 cash obligations    $607,975     $79,635    $135,970    $79,129    $313,241
                     =======================================================

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

Financial Covenants and Credit Rating
-------------------------------------

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

Moody's Investors Service, Inc. currently rates the Company's Guaranteed senior secured credit facility, maturing 2003, as a Ba1, the Senior implied rating as a Ba2, and the Senior subordinated notes, due 2007, as a B1. Standard & Poor's currently rates the Company's Guaranteed senior secured credit facility, maturing 2003, as a BB+, the overall corporate credit rating as BB, and the Senior subordinated notes, due 2007, as a B+. Both credit agencies' ratings remained unchanged from the prior period.

New accounting developments
---------------------------

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

In February 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" effective no later than periods beginning after December 15, 2001. EITF Issue No. 01-09 codifies and reconciles EITF Issue No. 00-14, Accounting for Certain Sales Incentives, EITF Issue No. 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and EITF Issue No. 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products. This EITF addresses the following items:
      1) The income statement characterization of consideration given by a vendor to a customer, specifically whether that consideration should be presented in the vendor's income statement as a reduction of revenue or as a cost or expense.
      2) Whether a vendor should recognize consideration given to a customer as an asset in certain circumstances rather than as an immediate charge in the income statement.
      3) When to recognize the "cost" of a sales incentive and how to measure it.

The Company has determined that the impact of adoption and subsequent application of EITF Issue No. 01-09 did not have a material effect on its consolidated financial position or results of operations.

CAUTIONARY STATEMENT FOR "SAFE HARBOR" PURPOSES UNDER THE PRIVATE SECURITIES
----------------------------------------------------------------------------
LITIGATION REFORM ACT OF 1995
-----------------------------

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

Item 1.  Legal Proceedings
         Not applicable.

Item 2.  Changes in Securities
         Not applicable.

Item 3.  Defaults upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The following propositions were approved on April 29, 2002, at NBTY, Inc.'s Annual Meeting of Stockholders:

Proposition 1: Re-elected Directors to serve until the 2005 Annual Meeting.

                       Votes         Votes         Total
                        For         Against        Votes

Scott Rudolph        46,774,956    9,511,235    56,286,191
Murray Daly          55,735,208      550,983    56,286,191
Nathan Rosenblatt    55,744,498      541,693    56,286,191
 Elected Director
Peter White          55,747,408      538,783    56,286,191

Proposition 2: Adopt the NBTY, Inc. Year 2002 Stock Option Plan.

                       Votes         Votes         Total
                        For         Against        Votes

                     51,300,958    4,851,770    56,152,728

Proposition 3: Ratified the designation of PricewaterhouseCoopers LLP as independent accountants to audit the consolidated financial statements of the Company for the 2002 fiscal year.

                       Votes         Votes         Total
                        For         Against        Votes

                     54,845,478    1,376,204    56,221,682

Item 5.  Other Information
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         On January 31, 2002, the Company filed Form 8-K in connection with Harvey Kamil's appointment to President of NBTY, Inc.

                         NBTY, INC. AND SUBSIDIARIES

                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                       NBTY, INC.
                                       ----------

Date May 3, 2002                       /s/ Harvey Kamil
                                       -------------------------------------
                                       Harvey Kamil
                                       President and Chief Financial Officer