Form 10-Q
period 2002-06-30
NBTY INC
filed 2002-08-07
CIK 70793

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the period ended    June 30, 2002

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

                            YES  [X]      NO  [ ]

The number of shares of the registrant's common stock outstanding as of July 29, 2002 was 66,292,994.

                         NBTY, INC. and SUBSIDIARIES
                                  FORM 10Q
                     FISCAL QUARTER ENDED JUNE 30, 2002
                                    INDEX

PART I.   Financial Information                                         Page

  ITEM 1. Financial Statements

          Condensed Consolidated Balance Sheets                            1

          Condensed Consolidated Statements of Income                  2 - 3

          Condensed Consolidated Statements of
           Stockholders' Equity and Comprehensive Income                   4

          Condensed Consolidated Statements of Cash Flows              5 - 6

          Notes to Condensed Consolidated Financial Statements         7 -14

  ITEM 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       15 - 25

  ITEM 3. Qualitative and Quantitative Disclosures about
           Market Risk                                                    26

PART II.  Other Information                                               27

  ITEM 4. Submission of Matters to a Vote of Security Holders             27

  ITEM 6. Exhibits and Reports on Form 8-K                                27

  Signature                                                               28

  Exhibits                                                           29 - 30

                         NBTY, INC. and SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)



(Dollars and shares in thousands)

Assets                                                  June 30,     September 30,
                                                          2002           2001
                                                        --------     -------------

Current assets:
  Cash and cash equivalents                             $ 38,576       $ 34,434
  Investments in bonds                                     8,558
  Accounts receivable, less allowance for
   doubtful accounts of $4,606 at
   June 30, 2002 and $3,222 at
   September 30, 2001                                     44,643         34,730
  Inventories                                            181,663        184,745
  Deferred income taxes                                    5,318          5,318
  Prepaid expenses and other current assets               29,579         21,341
                                                        -----------------------

      Total current assets                               308,337        280,568

  Property, plant and equipment, net                     218,317        229,216
  Goodwill, net                                          141,655        137,818
  Intangible assets, net                                  49,452         47,910
  Other assets                                             7,276         12,950
                                                        -----------------------

      Total assets                                      $725,037       $708,462
                                                        =======================

Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt
   and capital lease obligations                        $ 23,212       $ 34,911
  Accounts payable                                        48,840         50,673
  Accrued expenses                                        83,243         63,876
                                                        -----------------------

      Total current liabilities                          155,295        149,460

Long-term debt and obligations under capital leases      169,551        237,236
Deferred income taxes                                     16,857         16,761
Other liabilities                                          2,640          2,599
                                                        -----------------------
      Total liabilities                                  344,343        406,056
                                                        -----------------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.008 par; authorized 175,000
   shares; issued 66,104 shares at June 30,
   2002 and 65,724 shares at September 30, 2001
   and outstanding 66,104 shares at June 30, 2002
   and 65,724 shares at September 30, 2001                   529            526
  Capital in excess of par                               125,280        122,513
  Retained earnings                                      259,628        193,184
                                                        -----------------------
                                                         385,437        316,223
  Stock subscriptions receivable                            (839)          (839)
  Accumulated other comprehensive loss                    (3,904)       (12,978)
                                                        -----------------------
      Total stockholders' equity                         380,694        302,406
                                                        -----------------------
      Total liabilities and stockholders' equity        $725,037       $708,462
                                                        =======================

          See notes to condensed consolidated financial statements.

                         NBTY, INC. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


(Dollars and shares in thousands, except per share amounts)


                                                For the three months
                                                   ended June 30,
                                                ---------------------
                                                  2002         2001
                                                  ----         ----

Net sales                                       $251,987     $203,926
                                                ---------------------

Costs and expenses:
  Cost of sales                                  111,907       87,460
  Catalog printing, postage and promotion         12,544       11,388
  Selling, general and administrative             89,217       78,060
  Recovery of raw material costs                 (15,051)           -
                                                ---------------------
                                                 198,617      176,908
                                                ---------------------
Income from operations                            53,370       27,018
                                                ---------------------

Other income (expense):
  Interest                                        (4,354)      (6,314)
  Miscellaneous, net                                 270        1,030
                                                ---------------------

                                                  (4,084)      (5,284)
                                                ---------------------

Income before income taxes                        49,286       21,734

Provision for income taxes                        19,579        8,368
                                                ---------------------

      Net income                                $ 29,707     $ 13,366
                                                =====================

Net income per share:
  Basic                                         $   0.45     $   0.20
  Diluted                                       $   0.44     $   0.20

Weighted average common shares outstanding:
  Basic                                           66,056       65,281
  Diluted                                         68,017       67,099

          See notes to condensed consolidated financial statements.

                         NBTY, INC. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


(Dollars and shares in thousands, except per share amounts)

                                                 For the nine months
                                                   ended June 30,
                                                ---------------------
                                                  2002         2001
                                                  ----         ----

Net sales                                       $718,621     $595,530
                                                ---------------------

Costs and expenses:
  Cost of sales                                  325,805      259,769
  Catalog printing, postage and promotion         34,285       38,799
  Selling, general and administrative            257,765      232,436
  Recovery of raw material costs                 (20,518)           -
                                                ---------------------

                                                 597,337      531,004
                                                ---------------------

Income from operations                           121,284       64,526
                                                ---------------------

Other income (expense):
  Interest                                       (14,588)     (16,149)
  Miscellaneous, net                               2,325        3,579
                                                ---------------------

                                                 (12,263)     (12,570)
                                                ---------------------

Income before income taxes                       109,021       51,956

Provision for income taxes                        42,577       20,003
                                                ---------------------

      Net income                                $ 66,444     $ 31,953
                                                =====================

Net income per share:
  Basic                                         $   1.01     $   0.49
  Diluted                                       $   0.98     $   0.48

Weighted average common shares outstanding:
  Basic                                           65,895       65,865
  Diluted                                         67,723       66,817

          See notes to condensed consolidated financial statements.

                         NBTY, INC. and SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       AND COMPREHENSIVE INCOME FOR THE YEAR ENDED SEPTEMBER 30, 2001
                     AND NINE MONTHS ENDED JUNE 30, 2002
                                 (Unaudited)


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
                                                                                                                          =======

Components of compre-
 hensive income:
  Net income                                         41,925                                                    41,925     $41,925
  Foreign currency
   translation
   adjustment                                                                                        (126)       (126)       (126)
Purchase of treasury
 shares, at cost                                               3,023     (15,699)                             (15,699)
Treasury stock
 retired              (3,258)     (26)    (5,144)   (12,041)  (3,258)     17,211                                    -
Exercise of stock
 options                 458        4      2,600                                                                2,604
Tax benefit from
 exercise of stock
 options                                   1,259                                                                1,259
                      -----------------------------------------------------------------------------------------------------------

Balance,
 September 30, 2001   65,724      526    122,513    193,184        -           -      (839)       (12,978)    302,406     $41,799
                                                                                                                          =======

Components of compre-
 hensive income:
  Net income                                         66,444                                                    66,444     $66,444
  Foreign currency
   translation
   adjustment                                                                                       8,758       8,758       8,758
  Change in net
   unrealized gain on
   available-for-sale
   investments                                                                                        316         316         316
Treasury stock
 retired                 (10)
Exercise of stock
 options                 390        3      1,382                                                                1,385
Tax benefit from
 exercise of stock
 options                                   1,385                                                                1,385
                      -----------------------------------------------------------------------------------------------------------

Balance,
 June 30, 2002        66,104     $529   $125,280   $259,628        -           -     $(839)      $ (3,904)   $380,694     $75,518
                      ===========================================================================================================

          See notes to condensed consolidated financial statements.

                         NBTY, INC. and SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


(Dollars in thousands)

                                                                  For the nine months
                                                                    ended June 30,
                                                                 --------------------
                                                                   2002         2001
                                                                   ----         ----

Cash flows from operating activities:
  Net income                                                     $ 66,444     $ 31,953
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    (Gain) loss on disposal/sale of property, plant
     and equipment                                                    (75)         512
    Depreciation and amortization                                  31,512       32,576
    Amortization of deferred financing costs                          585          585
    Amortization of bond discount                                      93           93
    Allowance for doubtful accounts                                 1,384          325
    Tax benefit from exercise of stock options                      1,385           78
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                         (11,295)      (5,767)
      Inventories                                                   6,984      (27,739)
      Prepaid expenses and other current assets                    (8,206)      (3,240)
      Other assets                                                  1,074          (67)
      Accounts payable                                             (2,571)      (5,847)
      Accrued expenses                                             19,088       19,256
      Other liabilities                                                42           (5)
                                                                 ---------------------
        Net cash provided by operating activities                 106,444       42,713
                                                                 ---------------------

Cash flows from investing activities:
  Cash paid for acquisitions, net of cash acquired                 (7,256)     (68,177)
  Purchase of property, plant and equipment                       (16,427)     (26,961)
  Proceeds from sale of property, plant and equipment               1,004        4,162
  Proceeds from sale of intangibles                                    25
  Purchase of investments                                          (8,242)
  Increase in intangible assets                                                    (40)
                                                                 ---------------------
        Net cash used in investing activities                     (30,896)     (91,016)
                                                                 ---------------------

Cash flows from financing activities:
  Net proceeds under Credit & Guarantee Agreement                               91,064
  Release of cash held in escrow                                    4,600
  Principal payments under long-term debt agreements
   and capital leases                                             (79,477)     (12,300)
  Purchase of treasury stock                                                   (15,699)
  Proceeds from stock options exercised                             1,385          155
                                                                 ---------------------

        Net cash (used in) provided by financing activities       (73,492)      63,220
                                                                 ---------------------

Effect of exchange rate changes on cash and cash equivalents        2,086       (1,920)
                                                                 ---------------------

Continued


          See notes to condensed consolidated financial statements.




                         NBTY, INC. and SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
                                 (Unaudited)


(Dollars in thousands)

                                                                  For the nine months
                                                                    ended June 30,
                                                                 --------------------
                                                                   2002         2001
                                                                   ----         ----

Net increase in cash and cash equivalents                        $  4,142     $ 12,997

Cash and cash equivalents at beginning of period                   34,434       31,464
                                                                 ---------------------

Cash and cash equivalents at end of period                       $ 38,576     $ 44,461
                                                                 =====================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                       $ 11,427     $ 12,558
  Cash paid during the period for income taxes                   $ 30,619     $ 12,928

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 2002 and its results of operations for the three and nine months ended June 30, 2002 and 2001 and statements of cash flows for the nine months ended June 30, 2002 and 2001. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the full year ending September 30, 2002. As these are condensed consolidated financial statements, this report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 2001.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 addresses financial accounting and reporting for the impairment

                         NBTY, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                  (In thousands, except per share amounts)

or disposal of long-lived assets. The Company does not expect the adoption of SFAS No. 143 and 144, effective October 1, 2002, to have a material impact on its consolidated financial position or results of operations.

In February 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" effective no later than periods beginning after December 15, 2001. EITF Issue No. 01-09 addresses the following items:

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

2.    Acquisitions

On December 6, 2001, the Company acquired out of bankruptcy certain assets of HealthCentral.com for approximately $2,800 in cash. The assets include the customer list of the mail order operation, L&H Vitamins, and the customer list and URL's of Vitamins.com and WebRx.com. Assets acquired were classified as intangibles, specifically as a customer list ($2,800) which is being amortized over 15 years. These operations had sales for the last 12 months of approximately $15,000 and a combined customer list of approximately 1.8 million names, which has been merged into the existing customer base of the Puritan's Pride/Direct Response business.

On December 13, 2001, the Company acquired certain assets of the Knox NutraJoint and Knox for Nails nutritional supplement business from Kraft Foods North America, Inc. for approximately $4,500 in cash. Assets acquired include inventory ($2,456), and intangibles ($2,000). Approximately $1,800 of the $2,000 has been classified as a trademark with an indefinite life. Kraft's revenues for these brands were approximately $15,000 in 2001. NBTY will license the Knox trademark at no charge to Kraft Foods North America, Inc. for use in the Knox gelatine business, which was not part of the acquisition.

3.    Comprehensive income

Total comprehensive income for the Company includes net income, the effects of foreign currency translation and unrealized gains on available-for-sale securities, which are charged or credited to the cumulative other comprehensive loss account within stockholders' equity.

                         NBTY, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                  (In thousands, except per share amounts)

Total comprehensive income for the three and nine months ended June 30, 2002 and 2001 are as follows:

<CAPTI0N>

                                  For the three months    For the nine months
                                     ended June 30,          ended June 30,
                                  --------------------    -------------------
                                    2002       2001        2002       2001
                                    ----       ----        ----       ----

Net income                         $29,707    $13,366     $66,444    $31,953
Changes in:
  Unrealized holding gains             316                    316
  Foreign currency translation
   adjustments                      14,495     (1,646)      8,758     (9,334)
                                   -----------------------------------------
      Comprehensive earnings       $44,518    $11,720     $75,518    $22,619
                                   =========================================

Accumulated other comprehensive loss, which is classified as a separate component of stockholders' equity, is comprised of cumulative translation adjustments of ($4,220) and ($12,978) at June 30, 2002 and September 30, 2001, respectively, and net unrealized gains on available-for-sale securities of $316 at June 30, 2002.

4.    Investments in bonds

These available-for-sale securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses are included in Accumulated other comprehensive loss within the stockholders' equity section of the balance sheet. The cost of such investments at June 30, 2002 was $8,242.

5.    Inventories

The components of inventories are as follows:


                   June 30,    September 30,
                     2002           2001
                   --------    -------------

Raw materials      $ 65,838       $ 66,519
Work-in-process       5,520          4,558
Finished goods      110,305        113,668
                   -----------------------
                   $181,663       $184,745
                   =======================

6.    Earnings per share (EPS)

Basic EPS computations are based on the weighted average number of common shares outstanding during the three and nine-month periods ended June 30, 2002 and 2001. Diluted EPS includes the dilutive effect of outstanding stock options, as if exercised. The following is a reconciliation between basic and diluted EPS:

                         NBTY, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                  (In thousands, except per share amounts)


                                        For the three months    For the nine months
                                           ended June 30,          ended June 30,
                                        --------------------    -------------------
                                          2002       2001        2002       2001
                                          ----       ----        ----       ----

Numerator:
  Numerator for basic EPS - income
   available to common stockholders      $29,707    $13,366     $66,444    $31,953
                                         =========================================
  Numerator for diluted EPS - income
   available to common stockholders      $29,707    $13,366     $66,444    $31,953
                                         =========================================

Denominator:
  Denominator for basic EPS -
   weighted-average shares                66,056     65,281      65,895     65,865
  Effect of dilutive securities:
    Stock options                          1,961      1,818       1,828        952
                                         -----------------------------------------
  Denominator for diluted EPS -
   weighted-average shares                68,017     67,099      67,723     66,817
                                         =========================================

Net EPS:
  Basic EPS                              $  0.45    $  0.20     $  1.01    $  0.49
                                         =========================================
  Diluted EPS                            $  0.44    $  0.20     $  0.98    $  0.48
                                         =========================================

7.    Goodwill and Intangible Assets

On October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" (SFAS 142). SFAS 142 includes requirements to annually test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill and indefinite lived intangibles, thereby eliminating an annual amortization charge of approximately $6,100, which is not deductible for tax purposes. The carrying amount of acquired intangible assets as of June 30, 2002 and September 30, 2001 is as follows:


                                          June 30, 2002                   September 30, 2001
                                 -------------------------------    -------------------------------
                                 Gross carrying     Accumulated     Gross carrying     Accumulated     Amortization
                                     amount        Amoritization        amount        Amoritization       Period
                                 --------------    -------------    --------------    -------------    ------------

Amortized intangible assets
  Customer lists                     $64,286          $17,770           $61,511          $15,107          6 - 15
  Trademark and licenses               2,404            2,106             2,404            1,763          2 - 3
  Covenants not to compete             2,605            1,767             2,405            1,540          5 - 7
                                     -----------------------------------------------------------
                                     $69,295          $21,643           $66,320          $18,410
                                     ===========================================================

Unamortized intangible assets
  Trademark                          $ 1,800
                                     =======

                         NBTY, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                  (In thousands, except per share amounts)

The changes in the carrying amount of goodwill by segment for the nine month period ended June 30, 2002, are as follows:


                       Puritan's Pride/    Retail United     Retail United
                       Direct Response         States       Kingdom/Ireland    Wholesale    Consolidated
                       ----------------    -------------    ---------------    ---------    ------------

Balance at
 September 30, 2001         $16,202            $7,588           $110,719         $3,309       $137,818
Purchase price
 adjustments                   (265)                                                384            119
Foreign currency
 translation                                                       3,718                         3,718
                            --------------------------------------------------------------------------
Balance at
 June 30, 2002              $15,937            $7,588           $114,437         $3,693       $141,655
                            ==========================================================================

The Company currently has unamortized goodwill remaining from the acquisition of Holland & Barrett ($109,988), NatureSmart ($15,984), Nutrition Warehouse ($7,510), Natures Way ($4,480), Feeling Fine ($3,069), and Global Health Sciences ($624) and the Company currently owns one trademark, Knox ($1,800) all of which are subject to the provisions of SFAS
142. The Company did not record any transition intangible asset impairment loss upon adoption of SFAS 142. The changes in the carrying amount of goodwill for the nine months ended June 30, 2002 primarily related to the translation of the Company's international subsidiaries into U.S. dollars. Aggregate amortization expense of definite lived intangible assets for the three and nine months ended June 30, 2002 was approximately $1,100 and $3,300, respectively. Aggregate amortization expense of definite lived intangible assets for the three and nine months ended June 30, 2001 was approximately $975 and $2,800, respectively.

Estimated amortization expense for the next five fiscal years is as follows:


For the year ending September 30,
---------------------------------

2002                    $4,271
2003                    $4,150
2004                    $3,851
2005                    $3,705
2006                    $3,654

As required by SFAS 142, the results for the nine months ended June 30, 2002 have not been restated. A reconciliation of net income, as if SFAS 142 had been adopted, is presented below for the three and nine months ended June 30, 2002 and 2001, exclusive of amortization expense that is related to goodwill that is not being amortized:

                         NBTY, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                  (In thousands, except per share amounts)


                                    For the three months    For the nine months
                                       ended June 30,          ended June 30,
                                    --------------------    -------------------
                                      2002        2001       2002       2001
                                      ----        ----       ----       ----

Reported net income                  $29,707    $13,366     $66,444    $31,953
Addback: goodwill amortization                    1,526                  4,472
                                     -----------------------------------------
Adjusted net income                  $29,707    $14,892     $66,444    $36,425
                                     =========================================

Basic earnings per share:
  Reported net income                $  0.45    $  0.20     $  1.01    $  0.49
  Addback: goodwill amortization                   0.02                   0.07
                                     -----------------------------------------
  Adjusted net income                $  0.45    $  0.22     $  1.01    $  0.56
                                     =========================================

Diluted earnings per share:
  Reported net income                $  0.44    $  0.20     $  0.98    $  0.48
  Addback: goodwill amortization                   0.02                   0.07
                                     -----------------------------------------
  Adjusted net income                $  0.44    $  0.22     $  0.98    $  0.55
                                     =========================================

8.    Segment Information:

The Company's segments are organized by sales market on a worldwide basis. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the pretax operating income or loss (prior to corporate allocations) of each segment. The Company's segment reporting disclosures have been changed to exclude corporate general and administrative allocations, as this is the key performance indicator reviewed by management. Prior periods presented have been reclassified to conform to the current year presentation. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/ expense items. Such unallocated expenses remain in the corporate segment. The U.K./Ireland operations do not include any transfer pricing absorption.

The Company reports four worldwide segments: Puritan's Pride/Direct Response, Retail: United States, Retail: United Kingdom/Ireland, and Wholesale. All of the Company's products fall into one of these four segments. The Puritan's Pride/Direct Response segment generates revenue through the sale of its products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail or phoning customer service representatives in New York, Illinois or the United Kingdom. The Retail United States segment generates revenue through the sale of proprietary brand and third-party products through its 540 Company-operated stores. The Retail United Kingdom/Ireland segment generates revenue through the sale of proprietary brand and third-party products in 465 Company-operated stores. The Wholesale segment (including Network Marketing) is comprised of several divisions each targeting specific market groups. These market groups include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers.

                         NBTY, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                  (In thousands, except per share amounts)

The following table represents key financial information of the Company's business segments:


                                           For the three months    For the nine months
                                              ended June 30,          ended June 30,
                                           --------------------    -------------------
                                             2002        2001        2002        2001
                                             ----        ----        ----        ----

Puritan's Pride/Direct Response
  Revenue                                  $ 49,384    $ 42,475    $138,114    $127,878
  Income from operations                     17,711      17,517      51,940      50,757
  Depreciation and amortization               1,343       1,251       4,009       3,629

Retail:
  United States
  Revenue                                  $ 51,287    $ 45,268    $146,347    $128,680
  Loss from operations                          (94)       (669)     (5,034)    (10,834)
  Depreciation and amortization               2,850       3,003      10,305      10,260

  United Kingdom/Ireland
  Revenue                                  $ 71,165    $ 63,427    $216,484    $198,798
  Income from operations                     18,533      15,705      59,041      47,100
  Depreciation and amortization               2,007       3,083       5,985       9,258

Wholesale:
  Revenue                                  $ 80,151    $ 52,756    $217,676    $140,174
  Income from operations                     20,559       8,329      44,211      17,575
  Depreciation and amortization                  94         297         797         708

Corporate:
  Recovery of raw material costs           $ 15,051                $ 20,518
  Corporate expenses                        (18,390)   $(13,864)    (49,392)   $(40,072)
  Depreciation and amortization - other       1,050         931       3,020       2,756
  Depreciation - manufacturing                2,612       2,225       7,396       5,965

Consolidated totals:
  Revenue                                  $251,987    $203,926    $718,621    $595,530
  Income from operations                     53,370      27,018     121,284      64,526
  Depreciation and amortization               9,956      10,790      31,512      32,576
</TABLE

                         NBTY, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                  (In thousands, except per share amounts)


The following table reflects identifiable assets by market segment:

                                         June 30,
                                   --------------------
                                     2002        2001
                                     ----        ----

Puritan's Pride/Direct Response    $ 68,435    $ 77,076
Retail United States                 74,362      83,493
Retail United Kingdom/Ireland       233,847     222,647
Wholesale                            53,561      59,781
Corporate manufacturing assets      294,832     262,547
                                   --------------------
                                   $725,037    $705,544
                                   ====================

9.    Recovery of raw material costs:


The Company was a plaintiff in a vitamin antitrust litigation matter brought in the United States District Court in the District of Columbia against several vitamin manufacturers for alleged price fixing. Certain of the defendants have pleaded guilty in criminal proceedings arising from the same set of facts. Settlements with certain defendants have been made. In January and May 2002, the Company received $5,467 and $15,051, respectively, ($12,619 or $.19 per share, after tax) relating to such settlements.

                         NBTY, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

Forward Looking Statements:
---------------------------

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. All of these forward-looking statements, which can be identified by the use of terminology such as "subject to," "believe," "expects," "may," "will," "should," "can," or "anticipates," or the negative thereof, or variations thereon, or comparable terminology, or by discussions of strategy which, although believed to be reasonable, are inherently uncertain. Factors that may affect such forward-looking statements include (i) slow or negative growth in the nutritional supplement industry; (ii) disruptions of business or negative impact on sales and earnings due to acts of war, terrorism, bio-terrorism, or civil unrest; (iii) adverse publicity regarding the consumption of nutritional supplements; (iv) inability to retain customers of companies (or mailing lists) recently acquired; (v) increased competition; (vi) increased costs; (vii) loss or retirement of key members of management; (viii) increases in the cost of borrowings and unavailability of additional debt or equity capital; (ix) unavailability of, or inability to consummate, advantageous acquisitions in the future or the inability of the Company to integrate acquisitions into the mainstream of its business;
(x) changes in general worldwide economic and political conditions in the markets in which the Company may compete from time to time; (xi) the inability of the Company to gain and/or hold market share of its wholesale and retail customers; (xii) unavailability of electricity in certain geographical areas; (xiii) exposure to, expense of defending and resolving, product liability claims and other litigation; (xiv) the ability of the Company to successfully implement its business strategy; (xv) the inability of the Company to manage its retail operations efficiently; (xvi) consumer acceptance of the Company's products; (xvii) uncertainty in negotiating and consummating acquisitions which may be subject to bankruptcy court approval; (xviii) the inability of the Company to renew leases on its retail locations; (xix) inability of the Company's retail stores to attain profitability; (xx) the absence of clinical trials for many of the Company's products; (xxi) sales and earnings volatility; (xxii) the Company's ability to manufacture its products efficiently; (xxiii) the rapidly changing nature of the Internet and on-line commerce; (xxiv) fluctuations in foreign currencies, and more particularly the British Pound; (xxv) import-export controls on sales to foreign countries; (xxvi) the inability of the Company to secure favorable new sites for, and delays in opening, new retail locations; (xxvii) introduction of new federal, state or foreign legislation or regulation or adverse determinations by regulators, and more particularly the Food Supplements Directive and the Traditional Herbal Medicinal Products Directive in Europe; (xxviii) the mix of the Company's products and the profit margins thereon; (xxix) the availability and pricing of raw materials; (xxx) risk factors discussed in the Company's filings with the Securities and Exchange Commission; and (xxxi) other factors beyond the Company's control. Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. The Company cannot guarantee future results, events, levels of activity, performance or achievements. The Company does not assume a duty to update or revise any of the forward-looking statements as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates:
-------------------------------------------

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used

                         NBTY, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

in the preparation of financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates include the valuation of inventories, the allowance for doubtful accounts receivable and the recoverability of long-lived assets. Actual results could differ from those estimates. Significant accounting policies are described in Note 1 to the consolidated financial statements, which are included in the Company's Annual Report on Form 10-K, for the fiscal year ended September 30, 2001. Certain accounting policies are deemed "critical", as they require management's highest degree of judgment, estimates and assumptions. A discussion of critical accounting policies, the judgments and uncertainties affecting their application, and the likelihood that materially different amounts could be reported under different conditions or using different assumptions follows:

Revenue Recognition:
--------------------

The Company applies the provisions of Staff Accounting Bulletin 101 "Revenue Recognition". The Company recognizes revenue from products shipped when title and risk of loss has passed to its customers, and with respect to its own retail store operations, upon sale of products. The Company's net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns, rebates and other allowances.

Accounts Receivable:
--------------------

The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored and an allowance for doubtful accounts is maintained which is based upon historical experience and any specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

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

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. The Company currently has unamortized goodwill remaining from the acquisition of Holland & Barrett ($109,988), NatureSmart ($15,984), Nutrition Warehouse ($7,510), Natures Way ($4,480), Feeling Fine ($3,069), and Global Health Sciences ($624).

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes FASB Statement No. 121, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not expect the adoption of SFAS No. 143 and 144, effective October 1, 2002, to have a material impact on its consolidated financial position or results of operations.

Foreign Currency:
-----------------

Foreign subsidiaries account for approximately 30% of net revenues, 32% of assets and 10% of total liabilities as of June 30, 2002.

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

Based on an assessment of the factors discussed above, the Company considers the relevant subsidiary's local currency to be the functional currency for each of its foreign subsidiaries. Accordingly, cumulative translation losses of approximately $4,220 and $12,978 were included as part of accumulated other comprehensive loss within the balance sheet at June 30, 2002 and September 30, 2001, respectively. During the first nine months of 2002 and 2001, translation gains (losses) of $8,758 and ($9,334), respectively, were included under accumulated other comprehensive loss. Had the Company determined that the functional currency of its subsidiaries was the United States dollar, these gains (losses) would have increased (reduced) net income for each of the periods presented.

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

General
-------

Operating results in all periods presented reflect the impact of acquisitions. The timing of those acquisitions and the changing mix of businesses as acquired companies are integrated into the Company may affect the comparability of results from one period to another.

                         NBTY, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

Results of Operations:
----------------------

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:


                                              For the three months     For the nine months
                                                 ended June 30,          ended June 30,
                                              --------------------     -------------------
                                                2002       2001          2002       2001
                                                ----       ----          ----       ----

Net sales                                      100.0%     100.0%        100.0%     100.0%

Costs and expenses:
  Cost of sales                                 44.4%      42.9%         45.3%      43.6%
  Catalog printing, postage and promotion        5.0%       5.6%          4.8%       6.5%
  Selling, general and administrative           35.4%      38.3%         35.9%      39.0%
  Recovery of raw material costs                -6.0%                    -2.9%
                                               ------------------------------------------

                                                78.8%      86.8%         83.1%      89.1%
                                               ------------------------------------------

Income from operations                          21.2%      13.2%         16.9%      10.9%
                                               ------------------------------------------

Other income (expense):
  Interest                                      -1.7%      -3.1%         -2.0%      -2.7%
  Miscellaneous, net                             0.1%       0.5%          0.3%       0.6%
                                               ------------------------------------------

                                                -1.6%      -2.6%         -1.7%      -2.1%
                                               ------------------------------------------

Income before income taxes                      19.6%      10.6%         15.2%       8.8%

Income taxes                                     7.8%       4.1%          5.9%       3.4%
                                               ------------------------------------------

      Net income                                11.8%       6.5%          9.3%       5.4%
                                               ==========================================

For the three months ended June 30, 2002 compared to the three months ended June 30, 2001:

Net sales. Net sales in the third quarter ended June 30, 2002 were $251,987 compared with $203,926 for the prior comparable period, an increase of $48,061 or 23.6%. Wholesale sales were $80,151 compared to $52,756, an increase of $27,395 or 51.9%. Such increase in the wholesale segment's sales was primarily

                         NBTY, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

due to newly acquired businesses ($11,878) and an increase in sales of core products to the mass market. Products such as Apple Cider Vinegar, Flex-A-Min(R), and the Knox NutraJoint(R) products continue to help the Company strengthen its leading market position. In addition, greater consumer awareness and acceptance of natural alternatives including flaxseed oil, fish oils and soy-based products has also contributed to increased sales and enhanced market position. Puritan's Pride/Direct Response sales were $49,384 compared to $42,475, an increase of $6,909 or 16.3%. Such increase was attributable to greater website sales and growing number of products available via catalog. U.S. retail sales were $51,287 compared to $45,268, an increase of $6,019 or 13.3%. Such increase was a direct result of the success of the Savings Passport Program, an increase in the overall number of stores compared to last year and an increase in same store sales for stores open more than one year of 11% or $4,803. U.K./Ireland retail sales were $71,165 compared to $63,427, an increase of $7,738 or 12.2%. Such increase was mainly attributable to a greater number of stores open this year as compared to last year and an increase in same store sales for stores open more than one year of 10.4% or $6,239. The Company operated 540 stores in the U.S. and 465 stores in the U.K./Ireland as of June 30, 2002 compared to 523 stores in the U.S. and 458 in the U.K./Ireland as of June 30, 2001.

Cost of sales. Cost of sales were $111,907 for 2002, or 44.4% as a percentage of sales, compared to $87,460, or 42.9% for 2001. The $24,447 increase in cost of sales was directly associated with the increase in the Company's net sales. The Wholesale segment's cost of sales decreased from 62% to 55% as a percentage of wholesale sales as a result of the Company increasing sales of higher margin products to the mass market. The Puritan's Pride/Direct Response segment's cost of sales increased from 30.4% to 40.3% as a percentage of direct response sales. Such increase was attributable to price reductions on certain products and the type of catalog promotions the Company ran in 2002 versus 2001. In 2002, the Company primarily ran a 70% off and a 3 for 1 catalog. U.K./Ireland retail costs of sales increased from 36.7% to 37.6% as a percentage of U.K./Ireland sales. The remaining increase in cost of sales resulted from the U.S. retail segment's cost of sales increasing from 39.9% to 41.4% as a percentage of U.S. retail sales. Such increase was primarily due to the Savings Passport Program's promotions. Included in cost of sales was under-absorbed factory overhead of $1,887.

Catalog printing, postage, and promotion expenses were $12,544 in 2002 compared with $11,388 in 2001, an increase of $1,156. Such expenses as a percentage of sales were 5% for 2002 and 5.6% for 2001. Of the $1,156 increase, $1,715 was attributable to the increase in promotions for products, mainly via magazines, newspapers and mailing programs, which was offset by a decrease in catalog printing ($559).

Selling, general and administrative expenses were $89,217, an increase of $11,157 for the quarter, compared with $78,060 in 2001. As a percentage of sales, selling, general and administrative expenses were 35.4% and 38.3% in 2002 and 2001, respectively. Of the $11,157 increase, $866 was attributable to rent expense, $4,103 to payroll costs mainly associated with the Vitamin World expansion program and business acquisitions, $2,083 to increased insurance costs mainly associated with an increase in general insurance rates, $1,518 to freight and $881 to broker commissions, which was directly associated with the increase in wholesale sales.

Recovery of raw material costs. During the quarter ended June 30, 2002, the Company received $15,051 in settlement of price fixing litigation brought by the Company against certain raw material vitamin suppliers.

                         NBTY, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

Interest expense. Interest expense was $4,354 for the three months ended June 30, 2002, a decrease of $1,960 compared with interest expense of $6,314 for the three months ended June 30, 2001. Interest expense decreased due to the Company repaying bank debt during the quarter. The major components are interest on Senior Subordinated Notes associated with the Holland & Barrett acquisition, and the Credit and Guarantee Agreement (CGA) used for acquisitions and capital expenditures.

Miscellaneous, net - Miscellaneous, net for the three months ended June 30, 2002 decreased $760 primarily attributable to exchange rate fluctuations ($1,089).

Income Taxes - The Company's effective income tax rate was approximately 39% for the three months ended June 30, 2002 and June 30, 2001.

Net income - After income taxes, the Company had net income of $29,707 (or basic and diluted earnings per share of $0.45 and $0.44, respectively) for the three months ended June 30, 2002, and $13,366 (or basic and diluted earnings per share of $0.20) for the three months ended June 30, 2001.

For the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001:

Net sales. Net sales for the nine months ended June 30, 2002 were $718,621 compared with $595,530 for the prior comparable period, an increase of $123,091 or 20.7%. Wholesale sales were $217,676 compared to $140,174, an increase of $77,502 or 55.3%. Such increase in the wholesale segment's sales was primarily due to newly acquired business ($39,663) and an increase in sales of core products to the mass market. Puritan's Pride/Direct Response sales were $138,114 compared to $127,878, an increase of $10,236 or 8%. Such increase was attributable to the Company increasing the number of products available via catalog and an increase in website sales. U.S. retail sales were $146,347 compared to $128,680, an increase of $17,667 or 13.7%. Sales growth in the U.S. retail channel reflected the greater number of stores compared to last year and an increase in same store sales for stores open more than one year of 8.4% or $9,871. U.K. retail sales were $216,484 compared to $198,798, an increase of $17,686 or 8.9%. Such increase was mainly attributable to a greater number of stores open this year as compared to last year and an increase in same store sales for stores open more than one year of 5% or $8,924. Revenue increases in all of the Company's four segments are attributable to the continued consumer acceptance of the broad base of the Company's products. The Company operated 540 stores in the U.S. and 465 stores in the U.K./Ireland as of June 30, 2002 compared to 523 stores in the U.S. and 458 in the U.K./Ireland as of June 30, 2001.

Cost of sales. Cost of sales were $325,805 for 2002, or 45.3% as a percentage of sales, compared to $259,769, or 43.6% for 2001. The $66,036 increase was directly associated with the increase in the Company's net sales. The Wholesale segment's cost of sales decreased from 61.1% to 60.2% primarily as a result of increasing sales of higher margin products to the mass market. The Puritan's Pride/Direct Response segment's cost of sales increased from 33.4% to 38.1% primarily due to price reductions on certain products and the type of catalog promotions the Company ran in 2002 versus 2001. The U.S. Retail segment's cost of sales decreased from 42.1% to 41.7% as a percentage of U.S. retail sales, primarily due to sales price increases on all product lines from the prior like period. Included in cost of sales was under-absorbed factory overhead of $9,083.

                         NBTY, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

Catalog printing, postage, and promotion expenses were $34,285 in 2002 compared with $38,799 in 2001, a decrease of $4,514. Such expenses as a percentage of sales were 4.8% for 2002 and 6.5% for 2001. The decrease was primarily attributable to the Company not incurring any significant expenses in 2002 for radio and television advertisements relating to the Flex-A-Min(R) advertising campaign. The Company also had a decrease in catalog printing ($317).

Selling, general and administrative expenses were $257,765, an increase of $25,329 for the nine-month period, compared with $232,436 in 2001. As a percentage of sales, selling, general and administrative expenses were 35.9% and 39% in 2002 and 2001, respectively. Of the $25,329 increase, $3,010 was attributable to rent expense, $12,214 to payroll costs mainly associated with the Vitamin World expansion program and business acquisitions, $3,144 to increased insurance costs mainly associated with an increase in general insurance rates, $3,020 to freight and $2,189 to broker commissions, which was directly associated with the increase in wholesale sales.

Recovery of raw material costs. During the nine months ended June 30, 2002, the Company received $20,518 in settlement of price fixing litigation brought by the Company against certain raw material vitamin suppliers.

Interest expense. Interest expense was $14,588 for the nine months ended June 30, 2002, a decrease of $1,561, compared with interest expense of $16,149 for the nine months ended June 30, 2001. Interest expense decreased due to the Company repaying bank debt during the last two quarters. The major components are interest on Senior Subordinated Notes associated with the Holland & Barrett acquisition, and the CGA used for acquisitions and capital expenditures.

Miscellaneous, net - Miscellaneous, net for the nine months ended June 30, 2002 decreased $1,254 primarily attributable to exchange rate fluctuations ($1,504).

Income Taxes - The Company's effective income tax rate was approximately 39% for the nine months ended June 30, 2002 and June 30, 2001.

Net income - After income taxes, the Company had net income of $66,444 (or basic and diluted earnings per share of $1.01, and $0.98, respectively) for the nine months ended June 30, 2002, and $31,953 (or basic and diluted earnings per share of $0.49, and $0.48, respectively) for the nine months ended June 30, 2001.

Seasonality
-----------

The Company believes that its business is not seasonal. Historically, the Company has slightly lower net sales in its first and third fiscal quarters, and slightly higher net sales in its second and fourth fiscal quarters. The Company may have higher net sales in a quarter depending upon when it has engaged in significant promotional activities.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2002, the Company had cash and cash equivalents of $38,576. Net cash provided by operating activities was $106,444 for the nine months ended June 30, 2002, compared to net cash provided by operating activities of $42,713 in 2001. The overall increase in cash from operating activities was attributable to an increase in earnings (which included the recovery of raw material

                         NBTY, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

costs), and a decrease in inventories; such amount was slightly offset by a smaller increase in accounts receivable as compared to the prior like nine-month period.

For the nine months ended June 30, 2002, the Company's investing activities consisted primarily of cash paid for business acquisitions and the purchase of property, plant and equipment. Net cash used in investing activities was $30,896 for the nine months ended June 30, 2002, resulting primarily from the cash paid for the business acquisitions of Knox ($4,456) and Healthcentral.com ($2,800), and the purchase of property, plant and equipment ($16,427), offset by proceeds from the sale of property, plant and equipment ($1,004). In addition, the Company made a strategic investment in high yield; high risk corporate bonds ($8,242).

For the nine months ended June 30, 2001, the Company's investing activities consisted primarily of cash paid for business acquisitions and the purchase of property, plant and equipment. Net cash used in investing activities was $91,016, consisting primarily of cash paid for the business acquisitions, net of cash acquired, of Global Health Sciences ($38,807) and NatureSmart ($29,370), and the purchase of property, plant and equipment ($26,961), offset by proceeds from the sale of property, plant and equipment ($4,162).

Net cash used in financing activities during the nine months ended 2002 was $73,492, and included principal payments under long-term debt agreements ($79,477) offset by proceeds from the exercise of stock options ($1,385), and cash received that was previously held in escrow for the acquisition of Global Health Sciences ($4,600). Cash provided by financing activities of $63,220 during fiscal 2001 included borrowings under the CGA of $91,064, offset by principal payments under long-term debt agreements ($12,300), and purchase of treasury stock ($15,699).

For the nine months ended June 30, 2002, working capital increased $21,934 to $153,042. This increase was primarily attributable to the Company repaying its bank debt and increasing its current assets. Presently, the CGA is comprised of two term loans and a revolving credit facility. At June 30, 2002, there were borrowings of $36,750 under one term loan. This term loan has an annual borrowing rate of 4.598% and is payable in quarterly installments of $5,563. The current portion of this term loan at June 30, 2002 was $22,250. The Company repaid the other term loan during the third quarter 2002. The $50,000 revolving credit facility expires on September 30, 2003 and was unused at June 30, 2002. The Company is required to pay a commitment fee, which varies between .25% and .50% per annum, depending on the Company's ratio of Debt to EBITDA, on any unused portion of the revolving credit facility. The CGA provides that loans be made under a selection of rate formulas, including prime or Euro currency rates. Virtually all of the Company's assets are collateralized under the CGA. In addition, the Company is subject to the maintenance of various financial ratios and covenants.

In connection with the August 1997 acquisition of Holland & Barrett, the Company issued $150 million of 8-5/8% senior subordinated Notes ("Notes") due in 2007. The Notes are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company.

A summary of contractual cash obligations as of June 30, 2002 is as follows:

                         NBTY, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)


                                         Payments Due By Period
                      ------------------------------------------------------------
                                   Less Than       1-3          4-5       After 5
                       Total        1 Year        Years        Years       Years
                       -----       ---------      -----        -----      -------

Long-term debt        $192,339      $22,795      $ 15,725     $ 1,442     $152,377
Operating leases       373,793       50,706        90,231      72,156      160,700
Capital leases             424          417             7
                      ------------------------------------------------------------
Total contractual
 cash obligations     $566,556      $73,918      $105,963     $73,598     $313,077
                      ============================================================

The Company believes that existing cash balances, internally-generated funds from operations, and amounts available under the CGA will provide sufficient liquidity to satisfy the Company's working capital needs for the next 12 months and to finance anticipated capital expenditures incurred in the normal course of business and potential acquisitions.

NBTY has grown through acquisitions, and expects to continue seeking to acquire entities in similar or complementary businesses. Such acquisitions are likely to require the incurrence and/or assumption of indebtedness and/or obligations, the issuance of equity securities or some combination thereof. In addition, NBTY may from time to time determine to sell or otherwise dispose of certain of its existing businesses, NBTY cannot predict if any such transactions will be consummated, nor the terms or forms of consideration which might be required in any such transactions.

Inflation:
----------

Management believes that inflation did not have a significant impact on its operations. Inflation has not had a significant impact on the Company in the past three years nor is it expected to have a significant impact in the foreseeable future.

Financial Covenants and Credit Rating
-------------------------------------

The Company's credit arrangements impose certain restrictions on the Company regarding capital expenditures and limit the Company's ability to: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities.

Moody's Investors Service, Inc. currently rates the Notes as a B1, and the CGA has an implied rating of Ba2. Standard & Poor's currently rates the Notes as a B+, the CGA as a BB+, and gives the Company an overall corporate credit rating as BB. Both credit agencies' ratings remained unchanged from the prior period.

                         NBTY, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

New accounting developments
---------------------------

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Other intangible assets will continue to be amortized over their estimated useful lives. The Company adopted the provisions of SFAS No. 142 on October 1, 2001. Based upon the Company's current amount of goodwill and qualifying intangible assets, management expects the adoption to reduce its fiscal 2002 annualized amortization expense, which is not deductible for tax purposes, by approximately $6,100.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not expect the adoption of SFAS No. 143 and 144, effective October 1, 2002, to have a material impact on its consolidated financial position or results of operations.

In February 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" effective no later than periods beginning after December 15, 2001. EITF Issue No. 01-09 addresses the following items:

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

                         NBTY, INC. AND SUBSIDIARIES
                          PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The following propositions were approved on April 29, 2002, at NBTY, Inc.'s Annual Meeting of Stockholders, final tabulations are as follows:

Proposition 1: Re-elect Directors to serve until the 2005 Annual Meeting.

                       Votes         Votes         Total
                        For         Against        Votes

Scott Rudolph        51,522,275    9,686,140    61,208,415
Murray Daly          60,657,282      551,133    61,208,415
Nathan Rosenblatt    60,666,572      541,843    61,208,415
 Elect Director
Peter White          60,669,482      538,933    61,208,415

Proposition 2: Adopt the NBTY, Inc. Year 2002 Stock Option Plan.

                       Votes         Votes         Total
                        For         Against        Votes

                     54,530,375    6,542,827    61,073,202

Proposition 3: Ratify the designation of PricewaterhouseCoopers LLP as independent accountants to audit the consolidated financial statements of the Company for the 2002 fiscal year.

                       Votes         Votes         Total
                        For         Against        Votes

                     59,532,747    1,608,359    61,141,106

Item 6. Exhibits and Reports on Form 8-K

      a.  Exhibits
            Exhibit 99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
            Exhibit 99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b. Reports on Form 8-K during the quarter ended June 30, 2002. There was no Form 8-K filed during the quarter covered by this report.

                         NBTY, INC. AND SUBSIDIARIES
                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NBTY, INC.
                                  (Registrant)


Date: August 7, 2002              By: /s/ Harvey Kamil
                                      --------------------------
                                      Harvey Kamil
                                      President and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)