Form 10-K
period 2002-09-30
NBTY INC
filed 2002-12-20
CIK 70793

==========================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2002.

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _____

                       Commission file number 0-10666

                                 NBTY, INC.
             (Exact name of registrant as specified in charter)

      DELAWARE                                       11-2228617
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)

      90 Orville Drive                               11716
      Bohemia, New York                              (Zip Code)
      (Address of principal executive offices)

                               (631) 567-9500
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.008 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  [X]    NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K      [X]

Indicate by check mark whether the Registrant is an accelerated filer.

                             YES  [X]    NO  [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 28, 2002, was approximately $930,000,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates. The number of shares of Common Stock of the Registrant outstanding at March 28, 2002, was approximately 65,984,000. The number of shares of Common Stock of the Registrant outstanding at December 9, 2002, was approximately 66,293,500.

Documents Incorporated by Reference: None


===========================================================================

                                 NBTY, INC.
                         ANNUAL REPORT ON FORM 10-K
                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002
                              TABLE OF CONTENTS

            Caption                                                    Page

            Forward Looking Statements                                   1

PART I

ITEM 1      BUSINESS                                                     2

            General                                                      2
            Business Strategy                                            3
            Operating Segments                                           5
            Employees and Advertising                                    7
            Manufacturing, Distribution and Quality Control              7
            Research and Development                                     9
            Competition; Customers                                       9
            Government Regulation                                        9
            International Operations                                    14
            Trademarks                                                  15
            Raw Materials                                               15
            Seasonality                                                 15

ITEM 2      PROPERTIES                                                  15

ITEM 3      LEGAL PROCEEDINGS                                           18

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         19

PART II

ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                         20

            Dividend Policy                                             20
            Price Range for Common Stock                                20

ITEM 6      SELECTED FINANCIAL DATA                                     21

ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                         22

            Background                                                  22
            Critical Accounting Policies and Estimates                  23
            Results of Operations                                       27
            Seasonality                                                 31
            Liquidity and Capital Resources                             31
            Related Party Transactions                                  34
            Inflation                                                   35
            Financial Covenants and Credit Rating                       35
            New Accounting Developments                                 35

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                 36

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 36

ITEM 9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                         37

PART III

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          38

            Compensation of Directors                                   40
            Section 16(a) Beneficial Ownership Reporting Compliance     40


ITEM 11     EXECUTIVE COMPENSATION                                      41

            Summary Compensation Table                                  41
            Option Value at the End of Fiscal 2002                      42
            Employment Agreements with Executive Officers
            and Directors                                               43

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS                  45

            Securities Authorized For Issuance Under Equity
            Compensation Plans                                          48
            NBTY, Inc. Employees' Stock Ownership Plan                  49
            Eligibility; Trustee                                        49
            Contributions                                               49
            Vesting                                                     49
            Distribution; Voting                                        49

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              50

ITEM 14     CONTROLS AND PROCEDURES                                     50

PART IV

ITEM 15     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
            AND REPORTS ON FORM 8-K                                     52
            Index to Consolidated Financial Statements and Schedule     54
            Financial Statements                                        F-1
            Financial Statement Schedule                                S-1
            Signatures
            Certifications
            Exhibits

                                   PART I

Forward Looking Statements

This Annual Report on Form 10-K (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 1, 2, 3, 7 and 7A hereof, as well as within this Report generally. In addition, when used in this Report, the words "subject to," "believe," "expect," "plan," "estimate," "intend," "may," "will," "should," or "anticipate," or the negative thereof, or variations thereon, or similar expressions are intended to identify forward-looking statements.
Similarly, discussions of strategy, although believed to be reasonable, are also forward-looking statements and are inherently uncertain. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. Factors which may materially affect such forward-looking statements include: (i) slow or negative growth in the nutritional supplement industry; (ii) interruption of business or negative impact on sales and earnings due to acts of war, terrorism, bio-terrorism, civil unrest or disruption of mail service; (iii) adverse publicity regarding the consumption of nutritional supplements; (iv) inability to retain customers of companies (or mailing lists) recently acquired; (v) increased competition; (vi) increased costs; (vii) loss or retirement of key members of management; (viii) increases in the cost of borrowings and unavailability of additional debt or equity capital; (ix) unavailability of, or inability to consummate, advantageous acquisitions in the future, including those that may be subject to bankruptcy approval or the inability of the Company (as defined below) to integrate acquisitions into the mainstream of its business; (x) changes in general worldwide economic and political conditions in the markets in which the Company may compete from time to time; (xi) the inability of the Company to gain and/or hold market share of its wholesale and retail customers; (xii) loss or reduction in ephedra sales; (xiii) unavailability of electricity in certain geographical areas; (xiv) exposure to and expense of defending and resolving, product liability claims and other litigation; (xv) the ability of the Company to successfully implement its business strategy; (xvi) the inability of the Company to manage its retail, wholesale, manufacturing and other operations efficiently; (xvii) consumer acceptance of the Company's products; (xviii) the inability of the Company to renew leases on its retail locations; (xix) inability of the Company's retail stores to attain or maintain profitability; (xx) the absence of clinical trials for many of the Company's products; (xxi) sales and earnings volatility and/or trends;
(xxii) the effect on Company sales of the rapidly changing nature of the Internet and on-line commerce; (xxiii) fluctuations in foreign currencies, and more particularly the British Pound; (xxiv) import-export controls on sales to foreign countries; (xxv) the inability of the Company to secure favorable new sites for, and delays in opening, new retail locations;
(xxvi) introduction of new federal, state, local or foreign legislation or regulation or adverse determinations by regulators, and more particularly the Food Supplements Directive and the Traditional Herbal Medicinal Products Directive in Europe; (xxvii) the mix of the Company's products and the profit margins thereon; (xxviii) the availability and pricing of raw materials; (xxix) risk factors discussed in the Company's filings with the U.S. Securities and Exchange Commission (the "SEC"); and (xxx) other factors beyond the Company's control.

Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. Readers are cautioned not to place undue reliance on forward-looking statements. The Company cannot guarantee future results, events, and levels of activity, performance or achievements. The Company does not undertake and specifically declines any obligation to update, republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

Industry data used throughout this Report was obtained from industry publications and internal Company estimates. While the Company believes such information to be reliable, its accuracy has not been independently verified and cannot be guaranteed.

Item 1.     BUSINESS

General

      NBTY, Inc. (the "Company", "NBTY", "we" or "us") is a leading vertically integrated manufacturer, marketer and retailer of a broad line of high quality, value-priced nutritional supplements in the United States, the United Kingdom, Ireland and internationally. Under a number of brands, the Company offers over 1,000 products, including vitamins, minerals, herbs, amino acids, sports nutrition products, diet aids and other nutritional supplements. The Company is vertically integrated in that it purchases raw materials, formulates and manufactures its products and then markets its products through its four channels of distribution: (i) Puritan's Pride/direct response, the leading U.S. nutritional supplement e-commerce/direct response program under the Puritan's Pride(R) brand in catalogs and through the Internet; (ii) 544 Vitamin World(R) and Nutrition Warehouse(R) retail stores, operating throughout the U.S. in 46 states, Guam and Puerto Rico; (iii) 468 Holland & Barrett(R) and Nature's Way(R) retail stores, operating throughout the United Kingdom and Ireland; and
(iv) wholesale distribution to mass merchandisers, drug store chains, supermarkets, independent pharmacies and health food stores under various brand names, including the Nature's Bounty(R) brand. At September 30, 2002, the Company manufactured over 90% of the nutritional supplements it sold.

      The Company was incorporated in Delaware in 1979 under the name Nature's Bounty, Inc. On March 26, 1995, the Company changed its name to NBTY, Inc. The Company's principal executive offices are located at 90 Orville Drive, Bohemia, New York 11716 and its telephone number is (631) 567-9500. The Company's Internet address is www.nbty.com. The Company's United Kingdom subsidiary, Holland & Barrett, has its principal executive offices in Nuneaton, United Kingdom.

      The Company makes available, free of charge, on the Company's web site, the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as is reasonably practicable, after the Company electronically files such materials with the SEC.

Business Strategy

      The Company targets the growing value-conscious consumer segment by offering high-quality products at a value price. The Company's objective is to increase sales, improve manufacturing efficiencies, increase profitability and strengthen its market position through the following key strategies:

      Expand Existing Channels of Distribution. The Company plans to continue expanding and improving its existing channels of distribution through aggressive marketing and synergistic acquisitions in order to increase sales and profitability and enhance overall market share.

      * Increase Puritan's Pride direct response sales. NBTY expects to continue strengthening its leading position in the e-commerce/direct response business by: (i) improving automated picking and packing to fulfill sales order requests with greater speed and accuracy; (ii) increasing manufacturing capability to quickly introduce and deliver new products in response to customer demand; (iii) testing new and more frequent promotions to further improve response rates; and (iv) promoting its Internet web sites. The Company also intends to continue its strategy of acquiring the customer lists, brand names and inventory of other mail order companies which have similar or complementary products which the Company believes can be efficiently integrated into its own operations without adding substantial overhead expenses.

      * Increase Retail Sales in the U.S. Over the last several years, the Company's strategy has focused on the development of a nationwide chain of retail stores in the United States. To that end, at September 30, 2002, the Company operated 544 Vitamin World(R) and Nutrition Warehouse(R) retail stores located in regional and outlet malls. The Company has added approximately 218 retail stores in the past three fiscal years or approximately 40% of the total number of stores in operation at September 30, 2002. New stores historically do not have the same high customer traffic as more mature stores. During the fiscal year ended September 30, 2002 (the "fiscal 2002"), the Company opened 24 Vitamin World stores. The Company plans to open approximately 25 new stores in the next fiscal year. In an effort to increase customer traffic, the Company successfully introduced its Savings Passport Card, a customer loyalty program, which provides incentives for the consumer to purchase at Vitamin World(R). It is an additional tool for the Company to track customer preferences and purchasing trends. At the end of fiscal 2002, there were over 2.8 million Savings Passport Card members.

      * Increase Wholesale Sales in the U.S. and in Foreign Markets. The Company expects to strengthen its wholesale business by continuing to increase its sales in food, drug and mass merchandising channels by (i) increasing revenues derived from existing customers through strong promotional activities and the aggressive introduction of new and innovative products;
            (ii) increasing shelf
            space in major retailers; (iii) leveraging the advertising and promotion of its major specialty brands, such as Flex-A-Min(R) and Knox(R) and; (iv) continuing to grow its private label revenue with new customers and timely product introductions. The Company also seeks increased sales in the health food store distribution channel by (a) adding new customers and growing sales to existing customers through the strategic use of advertising and promotion of core products; and (b) the introduction of unique new products such as CardioSmart, a special formulation to support cardiovascular health. In addition, the Company continues to form new distribution alliance throughout the world for its products. A new sales division in the U.K. has recently been established to take advantage of wholesale sales opportunities in the U.K. and the European continent.

      * Increase Retail Sales in the U.K. and Ireland. The Company continues its strategy of selectively expanding the number of its Holland & Barrett stores located throughout the U.K. At September 30, 2002, there were 468 Holland & Barrett(R) and Nature's Way(R) stores in the U.K. and Ireland. In fiscal 2002, Holland & Barrett opened 7 new stores in the U.K. and Ireland. The Company projects that, during the next fiscal year, the Company will open 28 new retail stores in the U.K. and Ireland.

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

      Enhance Vertical Integration. The Company believes that its vertical integration gives it a significant competitive advantage by allowing the Company to: (i) maintain higher quality standards while lowering product costs, a portion of which are passed on to the customer as lower prices;
(ii) more quickly respond to scientific and popular reports and consumer buying trends; (iii) more effectively meet customer delivery schedules;
(iv) reduce dependence upon outside suppliers; and (v) improve overall operating margins. The Company continually evaluates ways to further enhance its vertical integration by leveraging manufacturing, distribution, purchasing and marketing capabilities, and otherwise improve its operations.

      Build Infrastructure to Support Growth. NBTY has technologically advanced, state-of-the-art manufacturing and production facilities, with total production capacity of approximately thirty billion tablets and capsules per year. The Company regularly evaluates its operations and makes investments in building infrastructure, as necessary, to support its continuing growth.

      Strategic Acquisitions. The Company seeks acquisition opportunities, both in the U.S. and internationally, of companies which complement or extend its existing product lines, increase the Company's market presence, expand its distribution channels, and/or are compatible with its business philosophy. In fiscal 2002, NBTY completed three acquisitions: (i) the mail order operation of HealthCentral.com; (ii) the Knox(R) gelatine nutritional supplement business of Kraft Foods; and (iii) the Synergy Plus(R) product line of nutritional supplements.

      Experienced Management Team. The Company's management team has extensive experience in the nutritional supplement industry and has developed long-standing relationships with its suppliers and its customers. The executive officers of the Company have an average of approximately 20 years with the Company.

Operating Segments

      NBTY and its subsidiaries operate in the nutritional supplement industry, focusing their products and services on four segments of this industry: Puritan's Pride/direct response, U.S. retail, U.K./Ireland retail, and wholesale (which includes network marketing).

      The following table sets forth the percentage of net sales for each of the Company's operating segments:


                                         Fiscal Years Ended September 30,
                                         --------------------------------

                                            2002     2001    2000
                                            ----     ----    ----
      Puritan's Pride/direct response        19%     21%     25%
      Retail:
        U.S.                                 21%     22%     21%
        U.K./Ireland.                        30%     33%     34%
      Wholesale                              30%     24%     20%
                                             --      --      --
                                            100%    100%    100%

      Further information about the financial results of each of these segments is found in Note 17 to the Consolidated Financial Statements in this Report.

      Puritan's Pride/direct response. The Company offers, through mail order and e-commerce, a full line of vitamins and other nutritional supplement products as well as selected personal care items under its Puritan's Pride(R) brand names at prices which are usually at a discount from those of similar products sold in retail stores.

      Through its Puritan's Pride(R) brand, NBTY is the leader in the U.S. direct response nutritional supplement industry with over four million active customers and with response rates which management believes to be above the industry average. NBTY intends to continue to appeal to new customers in its direct response operation through aggressive marketing techniques both in the U.S. and the U.K., and through selective acquisitions.

      In order to maximize sales per catalog and reduce mailing and printing costs, the Company regularly updates its mail order list to include new customers and to eliminate those who have not placed an order within a designated period of time. In addition, in order to add new customers to its mailing lists and web sites and to increase average order sizes, the Company places advertisements in newspaper supplements and conducts insert programs with other mail order companies. The Company's use of state-of-the-art equipment in its direct response operations, such as computerized mailing, bar-coded addresses and automated picking and packing systems enables the Company to fill orders typically within 24 hours of their receipt. This allows the Company to lower its per customer distribution costs, thereby enhancing margins and enabling the Company to offer its products at lower prices than its competitors.

      The Company's www.puritan.com and www.vitamins.com web sites provide a practical and convenient method for consumers wishing to purchase products to promote healthy living. By using these web sites, consumers have access to the full line of more than 1,000 products which are offered through the Company's Puritan's Pride(R) mail order catalog. Consumer orders are processed with the speed, economy and efficiency of the Company's automated picking and packing system.

      The Company maintains another web site, www.vitaminworld.com, to accommodate customers who wish to purchase nutritional supplements on the Internet, or to find a conveniently located store to make purchases in person. This web site provides the consumer with information concerning the products offered in the Company's stores and with information about store locations.

      Retail U.S. At the end of fiscal 2002, the Company leased and operated 544 retail stores located in 46 states, Guam and Puerto Rico, under the Vitamin World(R) and Nutrition Warehouse(R) names. Each location carries a full line of the Company's products under the Company's brand names as well as products manufactured by others. Through direct interaction between the Company's personnel and the public, the Company is able to identify buying trends, customer preferences or dislikes, acceptances of new products and price trends in various regions of the country. This information is useful in initiating sales programs for all divisions of the Company.

      Retail U.K./Ireland Holland & Barrett ("H&B") is one of the leading nutritional supplement retailers in the United Kingdom, with 468 locations in the United Kingdom and Ireland at September 30, 2002. H&B markets a broad line of nutritional supplement products, including vitamins, minerals and other nutritional supplements (approximately 65% of H&B's revenues) as well as food products, including fruits and nuts, confectionery and other items (approximately 35% of H&B's revenues). Nutritional supplement products manufactured by NBTY accounted for approximately 45% of H&B's total sales in fiscal 2002.

      Wholesale/Mass Marketing. The Company markets its products under various brand names to many stores, including leading drug store chains and supermarkets, independent pharmacies, health food stores, health food store wholesalers and other retailers such as mass merchandisers. The Nature's Bounty(R) brand is sold to drug store chains and drug wholesalers. The Company sells a full line of products to supermarket chains and wholesalers under the brand name Natural Wealth(R) at prices designed for the "price conscious" consumer. The Company sells directly to health food stores under the brand name Good 'N Natural(R) and sells products, including a specialty line of vitamins, to health food wholesalers under the brand name American Health(R). The Company has expanded sales of various products to many countries throughout Europe, Asia and Latin America.

      For additional information regarding financial information about the geographic areas in which the Company and its subsidiaries conduct their business, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to the Company's Consolidated Financial Statements contained in this Report.

Employees and Advertising

      As of September 30, 2002, the Company employed approximately 8,100 persons, which included:

      (i) 2,586 sales associates located throughout the U.S. in its Vitamin World(R) and Nutrition Warehouse(R) retail stores;

      (ii) 1,610 manufacturing, shipping and packaging associates throughout the U.S.;

      (iii) 632 associates in administration throughout the U.S.;

      (iv) 68 associates who sell to NBTY's wholesale distributors and customers;

      (v)   34 in-house advertising associates; and

      (vi)  3,157 associates in its H&B operations, including:

            (A)   2,885 retail associates,
            (B)   149 associates in distribution, and
            (C)   123 associates in administration.

In addition, NBTY sells through commissioned sales representative organizations. The Company believes it has satisfactory employee and labor relations.

      For the fiscal years ended September 30, 2000, 2001 and 2002, NBTY spent approximately $34 million, $49 million and $48 million, respectively, on advertising and promotions, including print, media and cooperative advertising. NBTY creates its own advertising materials through its in-house staff of associates. In the U.K., H&B runs advertisements in national newspapers, conducts sales promotions and publishes a glossy magazine with articles and promotional materials.

Manufacturing, Distribution and Quality Control

      The Company employs approximately 1,600 manufacturing, shipping and packaging associates throughout the United States. The Company's manufacturing facilities are located in New York, California, Colorado, New Jersey and Illinois and is conducted in accordance with good manufacturing practice standards promulgated by the United States Food and Drug Administration ("the FDA") and other applicable regulatory standards. The Company manufactures products for its four operating segments as well as for third parties. The Company believes that the capacity of its manufacturing and distribution facilities is adequate to meet the requirements of its current business and will be adequate to meet the requirements of anticipated increases in sales.

      The Company places special emphasis on quality control. All raw materials used in production initially are held in quarantine during which time the Company's laboratory technicians assay the raw materials and the results are compared with the manufacturer's certificate of analysis. Once cleared, a lot number is assigned, samples are retained and the material is processed by formulating, mixing and granulating, compressing and sometimes coating operations. After the tablet or capsule is manufactured, laboratory technicians test its weight, purity, potency, dissolution and stability. When products such as vitamin tablets are ready for bottling, the Company's automated equipment counts the tablets, inserts them into bottles, adds a tamper-resistant cap with an inner safety seal and affixes a label. The Company uses computer-generated documentation for picking and packing for order fulfillment.

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

      Financial Reporting. The Company's financial reporting systems provide management with detailed financial reporting to support management's operating decisions and cost control efforts. These systems provide functions such as scheduling of payments, receiving of payments, general ledger interface, vendor tracking and flexible reporting options.

Research and Development

      In the last three fiscal years, the Company did not expend any significant amounts for basic research and development of new products.

Competition; Customers

      The market for nutritional supplement products is highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support, and availability of new products. The Company believes it competes favorably in all of these areas.

      The Company's direct competition consists primarily of publicly and privately owned companies, highly fragmented in terms of both geographical market coverage and product categories. The Company also competes in the nutritional supplement area with companies which may have broader product lines and/or larger sales volumes. The Company's products also compete with nationally advertised brand name products. Most of the national brand companies have resources substantially greater than those of the Company.

      There are numerous companies in the vitamin and nutritional supplement industry selling products to retailers, including mass merchandisers, drug store chains, independent drug stores, supermarkets and health food stores. Many companies within the industry are privately held. Therefore, the Company is unable to precisely assess the size of all of its competitors or where the Company ranks in comparison to such privately held competitors with respect to sales to retailers.

      Two customers of the wholesale division represented, individually, more than 10% of this segment's sales in fiscal 2002. However, the Company does not believe that the loss of either of these customers or any other any single customer of the Company would have a material adverse effect on the Company's consolidated financial condition or results of operations.

Government Regulation

      United States. The formulation, manufacturing, packaging, labeling, advertising and distribution of NBTY's products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission ("FTC"), the Postal Service, the Consumer Product Safety Commission, the Department of Agriculture, the Environmental Protection Agency, and also by various agencies of the states, localities and foreign countries in which NBTY's products are sold. In particular, the FDA, pursuant to the Federal Food, Drug, and Cosmetic Act ("FDCA"), regulates the formulation, manufacturing, packaging, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, and of over-the-counter ("OTC") drugs, while the FTC has jurisdiction to regulate advertising of these products, and the Postal Service regulates advertising claims with respect to such products sold by mail order.

      The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). DSHEA established a new framework governing the composition and labeling of dietary supplements. With respect to composition, DSHEA defined "dietary supplements" as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, constituents, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a "new" dietary ingredient (i.e., a dietary ingredient that was "not marketed in the United States before October 15, 1994") must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been "present in the food supply as an article used for food" without being "chemically altered." A new dietary ingredient notification must provide the FDA evidence of a "history of use or other evidence of safety" establishing that use of the dietary ingredient "will reasonably be expected to be safe." A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that the Company may want to market, and the FDA's refusal to accept such evidence could prevent the marketing of such dietary ingredients.

      The botanical ingredient ephedra is currently used in several of the Company's dietary supplement products, comprising approximately 4 percent of the Company's sales during fiscal 2002 in the United States. The Company believes the ingredient is safe for use under the conditions set forth in the labeling of these products. However, there is a possibility that the FDA or one or more states or local governments may impose restrictions that would require the Company to cease sale of some or all of these products. There can be no assurance that such restrictions would not have a material adverse effect upon the Company's consolidated financial position or results of operations.

      DSHEA permits "statements of nutritional support" to be included in labeling for dietary supplements without the FDA pre-approval. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being (but may not state that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease). A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading, must disclose on the label that the FDA has not "evaluated" the statement, must also disclose on the label that the product is not intended for use for a disease, and must notify the FDA about the company's use of the statement within 30 days after its initial use. However, there can be no assurance that the FDA will not determine that a particular statement of nutritional support that a company wants to use is an unacceptable drug claim or an unauthorized version of a "health claim." Such a determination might prevent a company from using the claim.

      In addition, DSHEA provides that certain so-called "third party literature," e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used "in connection with the sale of a dietary supplement to consumers" without the literature being subject to regulation as labeling. Such literature must not be false or misleading; the literature may not "promote" a particular manufacturer or brand of dietary supplement; and a balanced view of the available scientific information on the subject matter must be presented. There can be no assurance, however, that all third party literature that NBTY would like to disseminate in connection with its products will satisfy each of these requirements, and failure to satisfy all requirements could prevent use of the literature or subject the product involved to regulation as an illegal drug.

      Management expects that the FDA soon will propose "good manufacturing practice" ("GMP") regulations, authorized by DSHEA, specifically for dietary supplements. GMP regulations would require dietary supplements to be prepared, packaged and held in compliance with certain rules, and might require quality control provisions similar to those in the GMP regulations for drugs. There can be no assurance that, if the FDA adopts GMP regulations for dietary supplements, NBTY will be able to comply with the new rules without incurring substantial expenses.

      The FDA generally prohibits the use in labeling for a dietary supplement of any "health claim" (that is not authorized as a "statement of nutritional support" permitted by DSHEA) unless the claim is pre-approved by the FDA. There can be no assurance that some of the labeling statements that NBTY would like to use will not be deemed by the FDA to be "unauthorized health claims" that are not permitted to be used.

      Although the regulation of dietary supplements is in some respects less restrictive than the regulation of drugs, there can be no assurance that dietary supplements will continue to be subject to less restrictive regulation. Further, there can be no assurance that, if more stringent statutes are enacted for dietary supplements, or if more stringent regulations are promulgated, NBTY will be able to comply with such statutes or regulations without incurring substantial expense, or that it will be able to comply at all.

      The FDA regulates the formulation, manufacturing, packaging, labeling and distribution of OTC drug products pursuant to a "monograph" system that specifies active drug ingredients that are generally recognized as safe and effective for particular uses. If an OTC drug is not in compliance with an applicable the FDA monograph, the product generally cannot be sold without first obtaining the FDA approval of a new drug application, a long and expensive procedure.

      The FDA has broad authority to enforce the provisions of the FDCA applicable to dietary supplements, including powers to issue a public "warning letter" to a company, to publicize information about illegal products, to request a recall of illegal products from the market, and to request the Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the United States courts.

      FTC exercises jurisdiction over the advertising of dietary supplements. In recent years, FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. These enforcement actions have often resulted in consent decrees and the payment of civil penalties by the companies involved. NBTY is currently subject to a FTC consent decree resulting from past advertising claims for certain of its products, and is required to maintain compliance with this decree and is subject to substantial civil monetary penalties if there should be any failure to comply. Further, the Postal Service has issued cease and desist orders against certain mail order advertising claims made by dietary supplement manufacturers including NBTY, and NBTY is required to maintain compliance with the order applicable to it, subject to civil monetary penalties for any noncompliance. Violations of these orders could result in substantial monetary penalties, which could have a material adverse effect on NBTY's consolidated financial position or results of operations.

      NBTY is also subject to regulation under various state, local, and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements and OTC drugs. Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of certain of NBTY's products. Compliance with such foreign governmental regulations is generally the responsibility of NBTY's distributors in those countries. These distributors are independent contractors over whom the Company has only limited or minimal control.

      In addition, from time to time in the future, NBTY may become subject to additional laws or regulations administered by the FDA or by other federal, state, local or foreign regulatory authorities, to the repeal of laws or regulations that the Company considers favorable, such as DSHEA, or to more stringent interpretations of current laws or regulations. The Company is not able to predict the nature of such future laws, regulations, repeals or interpretations, and it cannot predict what effect additional governmental regulation, when and if it occurs, would have on its business in the future. Such developments could, however, require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, or other new requirements. Any such developments could have a material adverse effect on NBTY.

      United Kingdom. In the United Kingdom, the two laws that affect the operations of H&B are the Medicines Act 1968, which regulates the licensing and sale of medicines, and the Food Safety Act 1990 which provides for the safety of food products. A large volume of Secondary Legislation in the form of Statutory Instruments adds the detail to the main provisions of the above Acts.

      In the U.K. regulatory system a product intended to be taken orally will fall within the category of food or the category of medicine. There is no special category of dietary supplement as provided for in the US by DSHEA. Some products which are intended to be applied externally, for example creams and ointments, may be classified as medicines and others as cosmetics.

      The Medicines Control Agency ("MCA") has responsibility for the implementation and enforcement of the Medicines Act, and is the licensing authority for medicinal products. The MCA directly employs enforcement officers from a wide range of backgrounds, including the police, and with a wide range of skills, including recently information technology. The MCA answers to Government Ministers in the Department of Health. The MCA decides whether a product is a medicine or not, and if so, considers whether it can be licensed. It determines the status of a product by considering whether it is medicinal by "presentation" or by "function". Many, though not all, herbal remedies are considered "medicinal" by nature of these two tests.

      The Food Standards Agency ("FSA") deals with legislation, policy and oversight of food products, with enforcement action in most situations being handled by local authority Trading Standards Officers. The FSA answers primarily to Ministers at the Department of Health, and the Department of Environment Food and Rural Affairs. Most vitamin and mineral supplements, and some products with herbal ingredients are considered to be food supplements and fall under general food law which requires them to be safe.

      In July 2002, the European Union ("EU") published in its Official Journal the final text of a Food Supplements Directive which came into EU law on that date, and which sets out a process and timetable by which the (currently 15) Member States of Europe must bring their domestic legislation in line with its provisions. It seeks to harmonise the regulation of the composition, labeling and marketing of food supplements (at this stage only vitamins and minerals) throughout the EU. It does this by specifying what nutrients and nutrients sources may be used (and by interpretation the rest which may not), the level at which those nutrients may be present in a supplement, and the labeling and other information which must be provided on packaging.

      By harmonising the legislation, the Food Supplements Directive should provide opportunities for businesses to market one product or range of products to a larger number of potential consumers without having to reformulate or repackage it. This development may lead to some liberalising of the more restrictive regimes in France and Germany, providing new business opportunities. Conversely, however, it may substantially limit the range of nutrients and nutrient sources, and the potencies at which some nutrients may be marketed by the Company in the more liberal countries, such as the U.K., which may lead to some reformulation costs and loss of some specialist products.

      The provisions of the Food Supplements Directive will be turned into U.K. domestic law through Statutory Instruments.

      The EU is also considering a Traditional Herbal Medicinal Products Directive which would allow a traditional herbal medicine to be licensed without having to demonstrate its efficacy in the way that pharmaceutical products have to do, provided that it is safe, is manufactured to high standards, and has been on the market for 30 years. This Directive is intended to provide a safe home in EU law for a number of categories of herbal remedies, which may otherwise be found to fall outside EU law. It does not, however, provide a mechanism for new product development, and would entail some compliance costs in registering the many herbal products already on the market.

      Additional EU legislation is anticipated in the near future to further regulate the composition, labeling and marketing of other products including sports nutrition products, fortified foods, very low calorie diets, and foods for particular nutritional purposes. Further progress is expected with legislative initiatives to permit, but closely regulate, the use of health claims made for products.

      The EU has now established a new European Food Safety Authority, which will have an important role to play in focusing attention on food standards in Europe. Its new Executive Director, due to take up his position early in 2003, is Mr. Geoffrey Podger, until recently the Chief Executive of the U.K.'s Food Standards Agency.

      Ireland. The legislative and regulatory situation in the Republic of Ireland is similar, but not identical to that in the United Kingdom.

      The Irish Medicines Board has a similar role to that of the U.K. MCA, and the Food Safety Authority of Ireland is analogous to the U.K. FSA.

      Like the U.K., Ireland will be required to bring its domestic legislation into line with the provisions of the Food Supplements Directive and the Traditional Herbal Medicinal Products Directive when the latter is finalised, and, indeed, with the other forthcoming EU legislation mentioned above. Thus the market prospects for Ireland are, in general, similar to those outlined for the U.K.

International Operations

      In addition to the U.K. and Ireland, the Company markets its nutritional supplement products through distributors, retailers and direct mail in more than 70 countries throughout Europe, North America, South America, Asia, the Pacific Rim countries, Africa and the Caribbean Islands.

      The Company's international operations are conducted in a manner to conform to local variations, economic realities, market customs, consumer habits and regulatory environments. The Company's products (including labeling of such products) and the distribution and marketing programs of the Company are modified in response to local and foreign legal requirements and customer preferences.

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

      For additional information regarding financial information about the geographic areas in which the Company and its subsidiaries conduct their business, see Item 7

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to the Company's Consolidated Financial
Statements contained in this Report.

Trademarks

      U.S. The Company and its subsidiaries have applied for or registered more than 1,000 trademarks with the United States Patent and Trademark Office and many other major jurisdictions throughout the world for its Nature's Bounty(R), Holland & Barrett(R), Good' N Natural(R), American Health(R), Puritan's Pride(R), Vitamin World(R), Natural Wealth(R), Nutrition Headquarters(R) and Nutrition Warehouse(R) trademarks, among others, and has rights to use other names essential to its business. Federally registered trademarks have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. The Company regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement.

      U.K./Ireland. H&B owns trademarks registered in the United Kingdom and/or throughout the European community for its Holland & Barrett and Nature's Way trademarks and has rights to use other names essential to its business.

Raw Materials

      In fiscal 2002, the Company spent approximately $196 million on raw materials. The principal raw materials required in the Company's operations are vitamins, minerals, herbs, gel caps, and bottling materials. The Company purchases its vitamins, minerals and herbs from bulk manufacturers in the United States, Japan and Europe. The Company believes that there are adequate sources of supply for all of its principal raw materials, and that the Company's relationships with its suppliers yield improved quality, pricing and overall service to its customers. Although there can be no assurance that the Company's sources of supply for its principal raw materials will be adequate in all circumstances, in the event that such sources are not adequate, the Company believes that alternate sources can be developed in a timely manner. During fiscal 2002, one supplier accounted for approximately 10% of the Company's raw material purchases. However, the Company does not believe that the loss of this or any other single supplier would have a material adverse effect on the Company's consolidated financial results of operations.

Seasonality

The Company's business is not seasonal in nature.

Item 2.     PROPERTIES

      U.S. At September 30, 2002, the Company owned a total of approximately 1,400,000 square feet of plant and administrative facilities. The Company also leased approximately 637,000 square feet of administrative, manufacturing, warehouse and distribution space in various locations at the end of fiscal 2002. The Company leases and operates approximately 544 retail locations under the name Vitamin World(R) and Nutrition Warehouse(R) in 46 states in the U.S., Guam and Puerto Rico. Generally, the Company leases the properties for three to ten years at varying annual base rents and percentage rents in the event sales exceed a specified amount. The retail stores have an average selling area of approximately 1,070 square feet.

      U.K./Ireland. Holland & Barrett owns a 178,000 square foot administrative, manufacturing and distribution facility (which includes a 42,500 square foot mezzanine) in Burton, and leases a 9,300 square foot administrative building in Nuneaton. Additionally, H&B leases all but three of the locations of its 468 retail stores for terms varying between 10 and 35 years at varying annual base rents. Eight of H&B's stores are subject to percentage rents in the event sales exceed a specified amount. The stores have an average selling area of 935 square feet.

            The following is a listing of all material properties
(excluding retail locations) owned or leased by the Company, which are used in all four of the Company's business segments:


                        Type of                           Approx.      Leased
Location                Facility                          Sq. Feet    or Owned
--------                --------                          --------    --------
UNITED STATES:

Bohemia, NY             Administration & Manufacturing    169,000       Owned
Bohemia, NY             Manufacturing                      80,000       Owned
Bohemia, NY (1)         Manufacturing                      75,000       Owned
Bohemia, NY             Leased to tenant                   62,000       Owned
                        (term-2003)
Holbrook, NY (1)        Distribution                      230,000       Owned
Holbrook, NY            Distribution                      108,000       Owned
Ronkonkoma, NY          Administration & Distribution     110,000       Owned
Ronkonkoma, NY          Warehouse                          75,000       Leased
                        (term-2005)
Bayport, NY             IT Services                        12,000       Owned
Bayport, NY             Manufacturing                     131,000       Owned
Mineola, NY             Administrative                     13,000       Owned
Reno, NV                Distribution                       25,000       Leased
                        (term-2006)
Carbondale, IL          Administration, Manufacturing      77,000       Owned
                        and Distribution
Carbondale, IL          Administration                     15,000       Owned
Murphysboro, IL         Manufacturing                      62,000       Owned
Murphysboro, IL         Warehouse                          30,000       Leased
                        (term-2003)
South Plainfield, NJ    Manufacturing                      68,000       Owned
South Plainfield, NJ    Manufacturing and Distribution     60,000       Leased
                        (term-2006)




North Glenn, CO         Administration                      4,900       Leased
                        (term-2004)
Thornton, CO            Manufacturing                      72,000       Leased
                        (term-2006)
Anaheim, CA             Manufacturing and Distribution    286,140       Leased
                        (term-2006)
Anaheim, CA             Manufacturing                      64,000       Leased
                        (term-2003)
Anaheim, CA             Administration & Manufacturing     20,000       Owned
Lake Mary, FL           Administration (term-2008)         10,850       Leased

UNITED KINGDOM:

Nuneaton                Administration                      9,300       Leased
                        (term-2012)
Burton                  Administration, Manufacturing     178,000       Owned
                        and Distribution

--------------------

<F1>  The property is subject to a first mortgage. For additional information regarding the mortgage, see the Company's Consolidated Financial Statements contained in this Report.

Warehousing and Distribution

      The Company has dedicated approximately 1,200,000 square feet to warehousing and distribution in its Long Island, NY; Carbondale, IL; Murphysboro, IL; Reno, NV; Anaheim, CA; Thornton, CO; South Plainfield, NJ and Burton, U.K. facilities.

      The Company's warehouse and distribution centers are efficiently integrated with the Company's order entry systems to enable the Company to ship out mail orders typically within 24 hours of their receipt. Once a customer's telephone, mail or Internet order is completed, the Company's computer system forwards the order to the Company's distribution center, where all necessary distribution and shipping documents are printed to facilitate processing. Thereafter, the orders are prepared, picked, packed and shipped continually throughout the day. The Company operates a proprietary, state-of-the-art, automated picking and packing system for frequently shipped items. The Company is capable of fulfilling 15,000 orders daily. A system of conveyors automatically routes boxes carrying merchandise throughout the distribution center for fulfillment of orders. Completed orders are bar-coded and scanned and the merchandise and ship date are verified and entered automatically into the customer order file for access by sales associates prior to being shipped. The Company currently ships its mail orders primarily through the United Parcel Service, Inc. (UPS), serving domestic and international markets.

      The Company currently distributes its products from its distribution centers through contract and common carriers in the U.S. and by Company-owned trucks in both the U.S. and the U.K. Deliveries are made directly to the Vitamin World(R) and Nutrition Warehouse(R) stores once per week. In addition, the Company ships products overseas by container loads. The Company also operates additional distribution centers in Burton, U.K. Deliveries are made directly to Company owned and operated Holland & Barrett(R) stores once or twice per week, depending on the store's inventory requirements.

      All of the Company's properties are covered by all-risk and liability insurance, which the Company believes is customary for the industry.

      Management believes that these properties, taken as a whole, are generally well-maintained, and are adequate for current and reasonably foreseeable business needs. Management also believes that substantially all of the Company's properties are being utilized to a significant degree.

Item 3.     LEGAL PROCEEDINGS

      A consolidated stockholder derivative action, which was filed in 2000 in the Chancery Court in Delaware against certain officers and directors of the Company, was voluntarily dismissed in December 2002. The derivative claim alleged that the named officers and directors failed to disclose material facts during the period from January 27, 2000 to June 15, 2000, which purportedly resulted in a decline in the price of the Company's stock after June 15, 2000. A consolidated stockholder class action complaint, which was filed in the Eastern District of New York in 2000, predicated on the same allegations, was dismissed by that court on September 28, 2002, and the case formally closed on October 31, 2002.

      On July 25, 2002, a purported consumer class action was filed in New York state court against several manufacturers and retailers of so-called prohormone supplements including Vitamin World. Prohormones are substitutes such as androstenedione that plaintiffs allege are hormone precursors ingested to promote muscle growth. Plaintiffs allege that the advertising and labeling of certain prohormone supplements overstate their efficacy and do not fully disclose their risks, and seek class certification and injunctive and monetary relief. The action was severed into separate class actions against each of the defendants. On December 6, 2002, an amended class action complaint was filed against Vitamin World that purported to elaborate on the claims initially alleged. The Company believes that this action is without merit, and intends to move to dismiss the amended pleading and to vigorously defend against the claims asserted. However, because this action is in its early stages, no determination can be made at this time as to the final outcome of this action.

      On August 28, 2001, the Company was also named as a defendant, along with other companies, in a purported class action commenced in an Alabama state court. Plaintiffs allege that NBTY manufactured and marketed misbranded nutrition bars and seek class certification, injunctive, declaratory, and monetary relief. Class discovery is being taken, and a hearing is currently scheduled for the spring of 2003 to determine whether a class should be certified. NBTY is vigorously defending class certification on the basis that the plaintiffs were not damaged as alleged as a result of any action by NBTY. In addition, NBTY contends that this matter is not appropriate for class certification because the named plaintiffs are inadequate class representatives and not typical of persons who purchased the nutrition bars in these proceedings.

      On October 3, 2002, the Company was named as a defendant in a second purported class action commenced in the same Alabama state court as the above-identified litigation. Plaintiffs, in an attempt to pursue several retailers, including NBTY, and not manufacturers of nutrition bars, allege that NBTY marketed misbranded nutrition bars. In November 2002, NBTY filed a motion to dismiss or abate the lawsuit based on the principle that the court lacks subject-matter jurisdiction because the earlier-filed lawsuit, which seeks identical relief for the same purported class action against the manufacturers, preempts this second attempt to certify a class against NBTY.

      The Company believes that both Alabama suits are without merit. However, no determination can be made as of the date of this Report as to the final outcome of these suits.

      In addition to the foregoing, other claims, suits and complaints arise in the ordinary course of the Company's business. The Company believes that such other claims, suits and complaints would not have a material adverse effect on the Company's consolidated financial condition or results of operations, if adversely determined against the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                   PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

                               DIVIDEND POLICY

      Since its incorporation in 1979, the Company has not paid any cash dividends on its Common Stock. On April 24, 1992, the Company effected a two-for-one stock split in the form of a 100% stock dividend to stockholders of record on May 8, 1992. On September 25, 1992, the Company effected a three-for-one stock split in the form of a 200% stock dividend to stockholders of record on November 2, 1992. On August 3, 1993, the Company effected a two-for-one stock split in the form of a 100% stock dividend to stockholders of record on August 13, 1993. In addition, in March 1998, the Company effected a three-for-one stock split in the form of a 200% stock dividend.

      Future determination as to the payment of cash or stock dividends will depend upon the Company's results of operations, financial condition, capital requirements, restrictions contained in the Company's Third Amended and Restated Credit and Guarantee Agreement ("CGA"), limitations contained in the indenture governing the 8 5/8% Senior Subordinated Notes due 2007 of the Company, and such other factors as the Company's Board of Directors considers appropriate.

      The CGA prohibits the Company from paying dividends or making any other distributions (other than dividends payable solely in shares of the Company's common stock) to its stockholders. The Company's Indenture governing its 8 5/8% Senior Subordinated Notes due 2007 also prohibits the Company from paying dividends or making any other distributions to its stockholders. In addition, except as specifically permitted in the CGA, the CGA does not allow the Company's subsidiaries to advance or loan money to, or make a capital contribution to or invest in, the Company. Furthermore, except as expressly permitted in the Indenture, the Company's subsidiaries are not permitted to invest in the Company. However, the CGA and the Indenture do permit the Company's subsidiaries to pay dividends to the Company.

      For additional information regarding these lending arrangements and securities, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and the Notes to the Consolidated Financial Statements in this Report.

                         PRICE RANGE OF COMMON STOCK

      The Common Stock is traded in the over-the-counter market and is included for quotation on the National Association of Securities Dealers National Market System ("NASDAQ/NMS")under the trading symbol "NBTY". The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock, as reported on NASDAQ/NMS:


                                           Fiscal year ended September 30, 2002
                                           ------------------------------------

                                                 High            Low
                                                 ----            ---

First Quarter ended December 31, 2001           $13.50         $ 7.20

Second Quarter ended March 31, 2002             $17.45         $10.70

Third Quarter ended June 30, 2002               $19.07         $14.96

Fourth Quarter ended September 30, 2002         $17.07         $12.57


                                           Fiscal year ended September 30, 2001
                                           ------------------------------------

                                                 High                 Low
                                                 ----                 ---
First Quarter ended December 31, 2000           $ 6.97         $ 3.94

Second Quarter ended March 31, 2001             $ 8.50         $ 4.38

Third Quarter ended June 30, 2001               $13.40         $ 8.00

Fourth Quarter ended September 30, 2001         $17.76         $10.55

      On December 9, 2002, the closing sale price of the Common Stock was $16.53. There were approximately 690 record holders of Common Stock as of December 9, 2002. The Company believes that there were approximately 13,600 beneficial holders of Common Stock as of December 9, 2002.

      For additional information regarding the Company's securities authorized for issuance under the Company's equity compensation plans, see
Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Item 6.     SELECTED FINANCIAL DATA

      The following table sets forth the selected financial data derived from the audited financial statements of the Company. For additional information, see the consolidated financial statements of the Company and the notes thereto. The selected historical financial data of the Company should also be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


(Dollars and shares in thousands, except per share amounts)

                                                   2002         2001        2000          1999       1998
                                                   ----         ----        ----          ----       ----

Selected Income Statement Data:
Net sales                                        $964,083     $806,898     $720,856     $630,894     $572,124
Costs & expenses:
  Cost of sales                                   433,611      355,167      312,960      293,521      271,233
  Catalog printing, postage & promotion            47,846       49,410       33,709       32,895       32,176
  Selling, general & administrative               348,334      315,228      279,379      236,367      190,276
  Recovery of raw material costs                  (21,354)                   (2,511)
  Litigation settlement costs                                                              4,952
  Merger costs                                                                                          3,528
                                                 ------------------------------------------------------------
Income from operations                            155,646       87,093       97,319       63,159       74,911
Interest, net                                     (18,499)     (21,958)     (18,858)     (18,945)     (16,518)
Miscellaneous, net                                  1,560        2,748        4,491        1,388        3,921
                                                 ------------------------------------------------------------
Income before income taxes                        138,707       67,883       82,952       45,602       62,314
Provision for income taxes                         42,916       25,958       31,444       18,323       23,474
                                                 ------------------------------------------------------------
Net income                                       $ 95,791     $ 41,925     $ 51,508     $ 27,279     $ 38,840
                                                 ============================================================
Per Share Data:
Net income per common share:
  Basic                                          $   1.45     $   0.64     $   0.77     $   0.39     $   0.59
  Diluted                                        $   1.41     $   0.62     $   0.74     $   0.39     $   0.56
Weighted average common shares
 outstanding:
  Basic                                            65,952       65,774       67,327       69,640       65,563
  Diluted                                          67,829       67,125       69,318       70,826       69,847

Selected Balance Sheet Data:
  Working capital                                $185,710     $131,108     $100,114     $121,103     $ 89,106
  Total assets                                    734,677      708,462      603,613      539,384      500,457
  Long-term debt, capital lease obligations
   and promissory notes payable, less current
   portion                                        163,874      237,236      200,478      219,508      173,531
  Total stockholders' equity                      419,257      302,406      272,443      223,949      230,339

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND       RESULTS OF OPERATIONS

      Readers are cautioned that forward-looking statements contained herein should be read in conjunction with the Company's disclosures under the heading "Forward Looking Statements" on page 1. This discussion should also be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in this Report. Dollar amounts are in thousands, unless otherwise noted.

Background

      NBTY is a leading vertically integrated manufacturer, marketer and retailer of a broad line of high quality, value-priced nutritional supplements. NBTY has continued to grow through its marketing practices and through a series of strategic acquisitions. Since 1986, the Company has acquired and integrated approximately 30 companies and/or businesses engaged in the direct response, retail and manufacturing of nutritional supplements sector, including Holland & Barrett in fiscal 1997, Nutrition Headquarters Group in fiscal 1998, Nutrition Warehouse Group in fiscal 2000, Global Health Sciences and NatureSmart in fiscal 2001, and Healthcentral.com, Knox(R), and Synergy Plus(R) product lines/operations in fiscal 2002.

      NBTY markets its products through four distribution channels: (i) Puritan's Pride/direct response, (ii) Vitamin World and Nutrition Warehouse retail stores in the U.S., (iii) Holland & Barrett retail stores in the U.K. and Ireland, and (iv) wholesale distribution to drug store chains, supermarkets, discounters, independent pharmacies, and health food stores. NBTY's net sales from Puritan's Pride/direct response, Vitamin World, Nutrition Warehouse, Holland & Barrett and wholesale operations were approximately 19%, 21%, 30% and 30%, respectively, for the year ended September 30, 2002.

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

Critical Accounting Policies and Estimates:

      Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the
preparation of financial statements.   The preparation of financial
statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates include the valuation of inventories, the allowance for doubtful accounts receivable and the recoverability of long-lived assets. Actual results could differ from those estimates. Significant accounting policies are described in Note 1 to the consolidated financial statements, which are included in Item 8 in this Form 10-K filing. Certain accounting policies are deemed "critical", as they require management's highest degree of judgment, estimates and assumptions. A discussion of critical accounting policies, the judgments and uncertainties affecting their application, and the likelihood that materially different amounts could be reported under different conditions or using different assumptions follows:

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

      Accounts Receivable:

      The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored and an allowance for doubtful accounts is maintained which is based upon historical experience and any specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. At September 30, 2002, and September 30, 2001, one customer accounted for 21% and 16%, respectively, of the Company's accounts receivable.

      Inventories:

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

      Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. The Company currently has unamortized goodwill remaining from the acquisition of Holland & Barrett ($113,089), NatureSmart ($15,164), Nutrition Warehouse ($7,510), Nature's Way ($4,234), Feeling Fine ($3,069), Global Health Sciences ($1,640), and other ($293).

      Impairment of Long-Lived Assets:

      The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." This statement requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During fiscal 2002 and 2001, the Company recognized impairment losses of $700 and $500, respectively, on assets to be held and used. The Company did not recognize an impairment loss during fiscal 2000. The impairment losses related primarily to leasehold improvements and furniture and fixtures for retail operations and were recorded in selling, general and administrative expense.

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

      Foreign Currency:

      Foreign subsidiaries account for approximately 30% of net revenues, 31% of assets and 13% of total liabilities as of September 30, 2002.

      In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the currency in which they keep their accounting records, generally the local currency, into United States Dollars. This process results in exchange gains and losses, which, under the relevant accounting guidance, are either included within the statement of operations or as a separate component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)."

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

      If any subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in accumulated other comprehensive income (loss). However, if the functional currency is deemed to be the United States Dollar, then any gain or loss associated with the translation of these financial statements would be included within the statement of operations. If the Company disposes of subsidiaries, then any cumulative translation gains or losses would be recorded into the statement of operations. If the Company determines that there has been a change in the functional currency of a subsidiary to the United States Dollar, any translation gains or losses arising after the date of change would be included within the statement of operations.

      Based on an assessment of the factors discussed above, the Company considers the relevant subsidiary's local currency to be the functional currency for each of its foreign subsidiaries. Accordingly, cumulative translation gains (losses) of approximately $4,625 and ($12,978) were included as part of accumulated other comprehensive income (loss) within the balance sheet at September 30, 2002 and September 30, 2001, respectively. During the fiscal years of 2002 and 2001, translation gains (losses) of $17,603 and ($126), respectively, were included under accumulated other comprehensive income (loss). Had the Company determined that the functional currency of its subsidiaries was the United States dollar, these gains (losses) would have increased (reduced) net income for each of the periods presented.

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

Results of Operations

      The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:


                                                      Fiscal years
                                                  Ended September 30,
                                              ----------------------------
                                               2002       2001       2000
                                               ----       ----       ----

Net sales                                     100.0%     100.0%     100.0%
                                              ---------------------------

Costs and expenses:
  Cost of sales                                45.0%      44.0%      43.3%
  Catalog printing, postage and promotion       5.0%       6.1%       4.7%
  Selling, general and administrative          36.1%      39.1%      38.8%
  Recovery of raw material costs               -2.2%                 -0.3%
                                              ---------------------------

                                               83.9%      89.2%      86.5%
                                              ---------------------------

Income from operations                         16.1%      10.8%      13.5%
                                              ---------------------------
Other income (expense):
  Interest                                     -1.9%      -2.7%      -2.6%
  Miscellaneous, net                            0.2%       0.3%       0.6%
                                              ---------------------------

                                               -1.7%      -2.4%      -2.0%
                                              ---------------------------

Income before income taxes                     14.4%       8.4%      11.5%

Income taxes                                    4.5%       3.2%       4.4%
                                              ---------------------------
      Net income                                9.9%       5.2%       7.1%
                                              ===========================

Fiscal Year Ended September 30, 2002 Compared to Year Ended September 30,
2001

      Net Sales. Net sales for fiscal 2002 were $964,083, an increase of $157,185 or 19.5% compared with net sales of $806,898 in fiscal 2001. Of the $157,185 increase, $94,455 was attributable to wholesale, $23,615 was attributable to US retail sales, $28,005 was attributable to U.K./Ireland retail sales, and $11,110 was attributable to Puritan's Pride direct response/e-commerce. The increase in wholesale segment sales was primarily due to an increase in sales of its core products to the mass market, drug chains and supermarkets and newly acquired businesses ($39,489, of which $35,522 was attributable to Global Health Sciences). Products such as Apple Cider Vinegar, Flex-a-min(R), and the Knox NutraJoint(R) products continue to help the Company strengthen its leading market position. By obtaining new customer accounts, the Company has expanded its distribution channel for its products. Sales growth in the US retail channel reflected an increase in same store sales for stores open more than one year (8.5% or

$13,485) and the greater number of stores compared to last year (24 new stores contributed $4,001). U.K./Ireland retail sales increases were attributable to an increase in same store sales for stores open more than one year (7% or $18,035) and the opening of 7 new U.K. stores (contributed $1,056). Puritan's Pride direct response/e-commerce sales increased as a result of increased mailing distribution from customer lists acquired and as a result of an increase in the number of products available via catalog and website. At September 30, 2002, 544 retail stores in the U.S. and 468 retail stores in the U.K./Ireland were operated under the NBTY/Holland & Barrett banner, compared to 525 stores in the U.S. and 461 in the U.K./Ireland as of September 30, 2001.

      Cost of Sales. Cost of sales for fiscal 2002 was $433,611, an increase of $78,444 compared with the cost of sales of $355,167 for fiscal 2001. As a percentage of sales, cost of sales increased and, correspondingly, gross profit decreased to 55% for 2002 from 56% for 2001. Such decrease was primarily due to the Puritan's Pride direct response segment's gross profit, which decreased from 66.3% to 61.5% as a percentage of sales. Reduced gross margins associated with price reductions on certain products and the type of catalog promotions the Company ran in fiscal 2002 versus fiscal 2001 were major factors in such decrease. This gross profit decrease was mitigated by gross profit increases in the Company's other segments. The wholesale segment's gross profit increased from 38.7% to 40.8% as a percentage of sales, primarily due to higher gross margins on new product introductions. The U.S. retail gross profit increased as a percentage of sales from 58% to 58.5%. The U.K./Ireland retail gross profit increased from 60.8% to 62.9% as a percentage of sales. The Company's strategy is to improve margins by continuing to increase in-house manufacturing while decreasing the use of outside suppliers in both the U.S. and the U.K. In fiscal 2001, cost of sales included a year end adjustment to inventory of approximately $3,900, which was principally the result of the Company utilizing the gross profit method for interim reporting, and the year-end valuation of the Company's annual physical inventory. Included in fiscal 2002 and fiscal 2001 costs of sales was under-absorbed factory overhead of $11,375 and $5,752, respectively.

      Catalog, Printing, Postage and Promotion. Catalog, printing, postage and promotion expenses were $47,846 and $49,410 for fiscal 2002 and 2001, respectively. Such costs as a percentage of net sales were 5% for 2002 and 6.1% for 2001. The $1,564 decrease was primarily attributable to a decrease in direct response advertising promotion and media ($1,080) and catalog printing ($1,183). Such decrease was offset by an increase in wholesale advertising for new products introduced and existing core products ($603). The Company also had a small increase in retail advertising and promotion ($51).

      Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2002 were $348,334, an increase of $33,106, compared with $315,228 for fiscal 2001. As a percentage of sales, selling, general and administrative expenses were 36.1% and 39.1% in 2002 and 2001, respectively. Of the $33,106 increase, $4,489 was attributable to increase in rent expense, $14,880 to increase in payroll costs mainly associated with business acquisitions and the Vitamin World expansion program, $5,871 to increased insurance costs mainly associated with an increase in general insurance rates, $4,186 to increased freight and $3,418 to increased broker commissions, which was directly associated with the increase in wholesale sales, and $1,259 was attributable to increased depreciation expense as a result of an increase in capital expenditures. Such expenses were offset by a $5,624 decrease in selling, general, and administrative goodwill amortization expense resulting from the Company's adoption of SFAS 142, effective October 1, 2001.

      Recovery of Raw Materials Costs. In fiscal 2002, the Company received $21,354 in partial settlement of ongoing price fixing litigation brought by the Company against certain raw material vitamin suppliers.

      Interest Expense. Interest expense was $18,499 in fiscal 2002, a decrease of $3,459, compared with interest expense of $21,958 in fiscal 2001. Interest expense decreased due to the Company repaying bank debt during the year. The major components are interest on Senior Subordinated Notes associated with the Holland & Barrett acquisition, and the CGA used for acquisitions and capital expenditures.

      Miscellaneous, Net. Miscellaneous, net was $1,560 and $2,748 for fiscal 2002 and 2001, respectively. The $1,188 decrease was primarily attributable to exchange rate fluctuations ($1,074).

      Income Taxes. The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are lower than the federal statutory rate, state tax rates in the jurisdictions where the Company conducts business, and the Company's ability to utilize various tax credits and foreign tax credits. The effective income tax rate for fiscal 2002 was 30.9%, compared to 38.2% for fiscal 2001. The change in the effective rate was due to tax saving strategies implemented in fiscal 2002, primarily the one-time recognition of a foreign tax credit. In addition, the effective rate decreased due to ceasing the amortization of goodwill in fiscal 2002, most of which was not deductible for income tax purposes, and lower overall effective tax rates in foreign jurisdictions (approximately 30%).

      Net Income. Net income for fiscal 2002 was $95,791, compared with $41,925 in fiscal 2001, an increase of $53,866, of which $21,354 was attributable to the partial settlement of ongoing price fixing litigation against certain raw material vitamin suppliers.


Fiscal Year Ended September 30, 2001 Compared to Year Ended September 30,
2000


      Net Sales. Net sales for fiscal 2001 were $806,898, an increase of $86,042 or 11.9% compared with net sales of $720,856 in fiscal 2000. Of the $86,042 increase, $25,932 was attributable to U.S. retail sales, $14,274 was attributable to U.K./Ireland retail sales, and $56,326 was attributable to wholesale, offset by a decrease of $10,490 in Puritan's Pride direct response/e-commerce. During 2001, the Company opened 50 stores, which contributed $8,393 in increased sales in the U.S., and 26 stores in the U.K., which contributed $2,294 in sales. The acquisition of Global Health Sciences and NatureSmart accounted for $29,415 of the increase in sales.

      Cost of Sales. Cost of sales for fiscal 2001 was $355,167, an increase of $42,207 compared with the cost of sales of $312,960 for fiscal 2000. As a percentage of sales, cost of sales increased and, correspondingly, gross profit decreased to 56% for 2001 from 56.7% for 2000. Such decrease was primarily due to Global Health Sciences' cost of sales of $18,017 on sales of $16,765. The increase was mitigated by a decrease in the Puritan's Pride direct response/e-commerce segment's cost of sales, which decreased from 36.4% to 33.7% as a percentage of sales, primarily due to higher gross margins on new product introductions and improvements in manufacturing efficiencies. The increase was also mitigated by the U.S. retail segment's cost of sales decreasing as a percentage of sales from 43% to 41.6%, primarily due to sales price
increases on all product lines during the current year.   The Company's
strategy is to continue to increase in-house manufacturing while decreasing the use of outside suppliers in both the U.S. and the U.K. In addition, cost of sales includes a year end adjustment to inventory of approximately $3,900 for 2001 and $5,400 for 2000, which is principally the result of the Company utilizing the gross profit method for interim reporting, and the year-end valuation of the Company's annual physical inventory.

      Catalog, Printing, Postage and Promotion. Catalog, printing, postage and promotion expenses were $49,410 and $33,709 for fiscal 2001 and 2000, respectively. Such costs as a percentage of net sales were 6.1% for 2001 and 4.7% for 2000. The increased percentage was due to an increase in printing and mailing costs per catalog, resulting from an increase in postage costs, and the change to a larger catalog order size and for radio and television advertisements relating to the Flex-a-min(R) advertising campaign.

      Selling, General and Administrative. Selling, general and administrative expenses for fiscal 2001 were $315,228, an increase of $35,849, compared with $279,379 for fiscal 2000. As a percentage of sales, selling, general and administrative expenses were 39.1% and 38.8% in 2001 and 2000, respectively. Of the $35,849 increase, $6,846 was attributable to rent expense, $18,814 to payroll costs mainly associated with the Vitamin World expansion program and $4,386 was attributable to increased depreciation expense as a result of an increase in capital expenditures.

      Recovery of raw materials costs. In fiscal 2000, the Company received $2,511 in partial settlement of ongoing price fixing litigation brought by the Company against certain raw material vitamin suppliers.

      Interest Expense. Interest expense was $21,958 in fiscal 2001, an increase of $3,100, compared with net interest expense of $18,858 million in fiscal 2000. Interest expense increased due to the additional borrowings to fund the two acquisitions completed in the third quarter of 2001. The major components are interest on Senior Subordinated Notes associated with the Holland & Barrett acquisition, and the CGA Agreement used for acquisitions and capital expenditures.

      Miscellaneous, Net. Miscellaneous, net was $2,748 and $4,491 for fiscal 2001 and 2000, respectively. The $1,743 decrease was primarily attributable to exchange rate fluctuations ($897), and a gain on disposal of certain businesses and related fixed assets ($577) in 2000.

      Income Taxes. The Company's effective income tax rate was approximately 38% for fiscal years 2001 and 2000.

      Net Income. Net income for fiscal 2001 was $41,925, compared with $51,508 in fiscal 2000, a decrease of $9,583.

Seasonality

      The Company's business is not seasonal in nature.

Liquidity and Capital Resources

      The Company's primary sources of liquidity and capital resources are cash generated from operations and borrowings under its Credit & Guarantee Agreement ("CGA"). Cash and cash equivalents totaled $26,229 and $34,434 at September 30, 2002 and 2001, respectively. The Company generated cash from operating activities of $103,531, $62,785, and $123,418 in fiscal 2002, 2001 and 2000, respectively. The overall increase in cash from operating activities during fiscal 2002 was mainly attributable to an increase in earnings. The increase in earnings was a result of increased sales, continued effort to control selling, general and administrative expenses, the recovery of raw material costs, lower interest expense due to the pay down of debt, and a decrease in income tax expense as a result of tax planning strategies implemented during the current year. Such increase was offset slightly by the Company experiencing an increase in its accounts receivable and inventory levels over the prior year. The increase in accounts receivable was primarily due to increased sales, offset by an increase in collections. Inventory increased due to the Company trying to respond to customer orders quickly, thereby eliminating and/or decreasing the number of products on backorder. For additional information regarding the ability of the Company's subsidiaries to transfer funds or assets to the Company, see Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" above.

      The overall decline in cash from operating activities during fiscal 2001 was attributable to a significant increase in inventories, accounts receivable and deferred tax assets, which were offset by an increase in non-cash charges for depreciation and amortization, and an increase in accounts payable.

      Cash used in investing activities was $36,376, $96,134, and $96,649 in fiscal 2002, 2001 and 2000, respectively. Fiscal 2002 cash flows used in investing activities consisted primarily of the purchase of property, plant and equipment ($21,489), cash paid for asset acquisitions ($7,702), offset by proceeds from the sale of property, plant and equipment and intangibles ($1,057). In addition, the Company made a strategic investment in high yield, less than investment grade corporate bonds ($8,242). There is only a thinly traded market for such securities and recent market ratings of such debt are Caa2 from Moody's Investors Service, Inc. and CCC- from Standard & Poor's. Both credit agencies' ratings remained unchanged from the prior period. Market quotes may not represent firm bids of such dealers or prices for actual sales. The estimated fair value for these debt securities at September 30, 2002 was $8,194.

      Cash used in investing activities in fiscal 2001 primarily related to the cash paid for the business acquisitions of Global Health Sciences and NatureSmart ($63,010), and the purchase of property, plant and equipment ($37,197), offset by proceeds from the sale of property, plant and equipment ($4,232). Fiscal 2000 net cash used in investing activities consisted primarily of cash paid for business acquisitions and a mailing list and the purchase of property and equipment. Net cash paid for business acquisitions/mailing list and property, plant and equipment in fiscal 2000 were ($51,786) and ($45,119), respectively.

      Cash (used in) provided by financing activities was ($78,854), $35,627 and ($11,971) in fiscal 2002, 2001 and 2000, respectively. Fiscal 2002 net cash flows used in financing activities included principal payments under long-term debt agreements ($85,353), offset by proceeds from the exercise of stock options ($1,899), and cash received that was previously held in escrow for the acquisition of Global Health Sciences ($4,600). Net cash provided by financing activities during fiscal 2001 included borrowings under the CGA of $71,502, proceeds from the exercise of stock options of $2,604, which were offset by principal payments under long-term debt agreements ($12,780), purchase of treasury stock ($15,699) and cash held in escrow ($10,000). Net cash used in financing activities during fiscal 2000 included principal payments under long-term debt agreements ($17,667) and the purchase of treasury stock ($1,512) offset by borrowings under the CGA ($2,800) and proceeds from the exercise of stock options ($4,408).

      The Company's financial position continues to be solid. Working capital increased $54,602 to $185,710 in fiscal 2002. This increase was primarily attributable to the Company repaying its bank debt under the CGA and increasing its current assets, specifically accounts receivable and inventories. Continued growth of the Company's principal promoted products during the period, as noted above, contributed to such increases in accounts receivable and inventories. Presently, the CGA is comprised of one term loan and a revolving credit facility. At September 30, 2002, there were borrowings of $31,188 under the term loan. This term loan has an annual borrowing rate of 4.422% and is payable in quarterly installments of $5,563. The current portion of this term loan at September 30, 2002 was $22,250. The Company repaid the other term loan during the third quarter 2002. The $50,000 revolving credit facility expires on September 30, 2003 and was unused at September 30, 2002. A stand-by letter of credit of $600 was outstanding under such facility at September 30, 2002. The Company is required to pay a commitment fee, which varies between .25% and .50% per annum, depending on the Company's ratio of Debt to EBITDA (each as defined in the CGA), on any unused portion of the revolving credit facility. The CGA provides that loans be made under a selection of rate formulas, including prime or Euro currency rates. Virtually all of the Company's assets are collateralized under the CGA.
In addition, the Company is subject to the maintenance of various financial ratios and covenants.

      In connection with the August 1997 acquisition of Holland & Barrett, the Company issued $150,000 of 8-5/8% Senior Subordinated Notes (the "Notes") due in

2007. The Notes are unsecured and subordinated in right of payment to all existing and future senior indebtedness of the Company. Interest expense relating to such debt during fiscal 2002 amounted to $13,819.

      A summary of contractual cash obligations as of September 30, 2002 is as follows:


                                                          Payments Due By Period
                                       -------------------------------------------------------------
                                                    Less Than       1-3          4-5        After 5
                                        Total        1 Year        Years        Years        Years
                                        -----       ---------      -----        -----       -------

Long-term debt                         $186,676     $ 22,806      $ 10,193     $150,849     $  2,828
Operating leases                        351,422       52,173        89,089       73,306      136,854
Purchase commitments                     13,304       13,304
Capital commitments                      16,544       12,594         3,950
Employment & consulting agreements        6,650        1,970         2,340        2,340
Standby letter of credit                    600          600
Capital leases                              242          238             4
                                       -------------------------------------------------------------
Total contractual cash obligations     $575,438     $103,685      $105,576     $226,495     $139,682
                                       =============================================================

      The Company conducts retail operations under operating leases, which expire at various dates through 2029. Some of the leases contain renewal options and provide for contingent rent based upon sales plus certain tax and maintenance costs. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year at September 30, 2002 are noted in the above table.

      The Company was committed to make future purchases under various purchase arrangements with fixed price provisions aggregating approximately $13,304 at September 30, 2002.

      The Company had approximately $744 in open capital commitments at September 30, 2002, primarily related to manufacturing equipment as well as to computer hardware and software. Also, the Company has a $15,800 commitment for the construction of an automated warehouse over the next 18 months.

      The Company has employment agreements with two of its executive officers. The agreements, initially entered into in October 2002, have a term of 5 years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and changes in control of the Company. The annual commitment for salaries to these two officers as of September 30, 2002 was approximately $1,170. In addition, four members of Holland & Barrett's senior executive staff have service contracts terminable by the Company upon twelve months notice. The annual aggregate commitment for such H&B executive staff as of September 30, 2002 was approximately $700.

      The Company maintains a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, a director of the Company. See "Related Party Transactions" below for further discussion of such agreement.

      The Company believes that existing cash balances, internally-generated funds from operations, and amounts available under the CGA will provide sufficient liquidity to satisfy the Company's required interest payments, working capital needs for the next 12 months and to finance anticipated capital expenditures incurred in the normal course of business and potential acquisitions.

      NBTY has grown through acquisitions, and expects to continue seeking to acquire entities in similar or complementary businesses. Such acquisitions are likely to require the incurrence and/or assumption of indebtedness and/or obligations, the issuance of equity securities or some combination thereof. In addition, NBTY may from time to time determine to sell or otherwise dispose of certain of its existing businesses. NBTY cannot predict if any such transactions will be consummated, nor the terms or forms of consideration which might be required in any such transactions.

Related Party Transactions

      The Company has had, and in the future may continue to have, business transactions with individuals and firms affiliated with certain of the Company's directors. Each such transaction has been in the ordinary course of the Company's business.

      During the fiscal year ended September 30, 2002, the following transactions occurred:

      A. Gail Radvin, Inc., a corporation wholly-owned by Gail Radvin, received commissions from the Company totaling approximately $585 on account of sales in certain foreign countries and had trade receivable balances of approximately $3,632 as of September 30, 2002. Gail Radvin is the sister of Arthur Rudolph (a director of the Company) and the aunt of Scott Rudolph (Chairman and Chief Executive Officer).

      B. The Company paid $400 to Rudolph Management Associates, Inc., pursuant to the Consulting Agreement between the Company and Rudolph Management Associates, Inc. Mr. Arthur Rudolph, a director of the Company, is the President of Rudolph Management Associates, Inc. See "Employment Agreements with Executive Officers and Directors" below.

      C. Glenn-Scott Landscaping & Design, a company owned by the brother of Glenn Cohen, a director of the Company, performed landscaping and maintenance on the Company's properties and received approximately $93 in compensation during fiscal 2002.

      D. Certain members of the immediate families (as defined in Rule 404 of Regulation S-K) of Arthur Rudolph, Scott Rudolph and Michael Slade

            (each a director of the Company) are employed by the Company. During fiscal 2002, these immediate family members received aggregate compensation from the Company totaling approximately $937 for services rendered by them as employees of the Company.

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

      In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS 145, gains and losses on extinguishments of debt are to be classified as income or loss from continuing operations rather than extraordinary items.

Adoption of this statement is required for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

      In July 2002, the FASB issued Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is subject to currency fluctuations, primarily with respect to the British Pound, and interest rate risks that arise from normal business operations. The Company regularly assesses these risks. As of September 30, 2002, the Company had not entered into any hedging transactions.

      To manage the potential loss arising from changing interest rates and its impact on long-term debt, the Company's policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial statements, notes thereto, supplementary schedule, and the related independent auditors' report contained on page F-1 to NBTY's consolidated financial statements, are herein incorporated:

      Consolidated Balance Sheets - As of September 30, 2002 and 2001

      Consolidated Statements of Income - Fiscal years ended September 30, 2002, 2001 and 2000

      Consolidated Statements of Shareholder's Equity and Comprehensive Income - Fiscal years ended September 30, 2002, 2001 and 2000.

      Consolidated Statements of Cash Flows - Fiscal years ended September 30, 2002, 2001 and 2000.

      Notes to Consolidated Financial Statements.

      All other schedules have been omitted as not required or not applicable or because the information required to be presented is included in the consolidated financial statements and related notes.

      For more information, see Part IV, Item 15, Exhibits, below.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of NBTY, all of whom are U.S. citizens, and their ages as of December 9, 2002, are as follows:


                                                                       Year       Commenced
                                                                      first        term of
                                                                     elected      office as
       Name             Age                 Position                 Director      Officer
       ----             ---                 --------                 --------     ---------

Scott Rudolph           45      Chairman of the Board and Chief
                                Executive Officer                      1986         1986

Harvey Kamil            58      President and Chief Financial
                                Officer                                   -         1982

Michael C. Slade        53      Senior Vice President
                                Director and Corporate Secretary       1998         1999

James P. Flaherty       45      Senior Vice President-Marketing
                                and Advertising                           -         1988

William J. Shanahan     44      Vice President-Information
                                Systems                                   -         1988

Arthur Rudolph          74      Director                               1979            -

Aram G. Garabedian      67      Director                               1979            -

Bernard G. Owen         74      Director                               1979            -

Alfred Sacks            75      Director                               1979            -

Murray Daly             75      Director                               1979            -

Glenn Cohen             43      Director                               1988            -

Nathan Rosenblatt       46      Director                               1994            -

Michael L. Ashner       50      Director                               1998            -

Peter J.White           48      Director                               2001            -

      Certain information regarding each person listed above, including such person's principal occupation during the past five years and current directorships, is set forth below. Unless indicated otherwise, all directors and executive officers have had the indicated principal occupations for the past five years.

      Scott Rudolph is the Chairman of the Board of Directors, Chief Executive Officer and a more than 5% stockholder of the Company. He served as the Chairman of the Board of Directors of Dowling College, Long Island, New York, from 1997 through

2000, and is currently the Vice Chairman of Dowling College Board. He joined the Company in 1986. He is the son of Arthur Rudolph.

      Harvey Kamil is the President and Chief Financial Officer of the Company. He is on the Board of Directors of the Council for Responsible Nutrition and is on the Board of Directors of the National Nutritional Food Association. He joined the Company in 1982.

      Michael C. Slade is the Senior Vice President, Director and Corporate Secretary of the Company. He previously was an owner and Chief Executive Officer of Nutrition Headquarters, Inc. and Nutro Laboratories, Inc. before their acquisition by the Company in 1998. Mr. Slade is a member of the Board of Trustees of North Shore-LIJ Health System and Franklin Hospital. He is also a member of the Board of Directors of North Shore - LIJ Research Institute.

      James P. Flaherty is the Senior Vice President-Marketing and Advertising. He joined the Company in 1979.

      William J. Shanahan is the Vice President-Information Systems. He joined the Company in 1980.

      Arthur Rudolph founded Arco Pharmaceuticals, Inc., the Company's predecessor, in 1960 and founded the Company in 1979. He served as the Company's Chief Executive Officer and Chairman of the Board of Directors since that date until his resignation in September 1993. He remains a member of the Board of Directors and is a consultant to the Company. He is the father of Scott Rudolph.

      Aram G. Garabedian was elected a State Senator of the State of Rhode Island in 2000 and had been a representative in that State's legislature from 1972 through 1978, and 1998 through 2000. Since 1988, he has been a real estate property manager and developer in Rhode Island and is the President of Bliss Properties, Inc. He was associated with the Company and its predecessor, Arco Pharmaceuticals, Inc., for more than 20 years in a sales capacity and as an officer.

      Bernard G. Owen is retired, having been previously associated with Cafiero, Cuchel and Owen Insurance Agency, Pitkin, Owen Insurance Agency and Wood-HEW Travel Agency.

      Alfred Sacks has been President of Al Sacks, Inc., an insurance consulting firm, for the past 40 years.

      Murray Daly, formerly a Vice President of J. P. Egan Office Equipment Co., is a consultant to the office equipment industry.

      Glenn Cohen is the President of Save-On Sprinkler Co.

      Nathan Rosenblatt is the President and Chief Executive Officer of Ashland Maintenance Corp., a commercial maintenance organization located in Long Island City, New York.

      Michael L. Ashner is President and Chief Executive Officer of Winthrop Financial Associates, a real estate investment banking firm affiliated with Apollo Real Estate, since 1995. Mr. Ashner serves on the Board of Directors of Shelbourne Properties I, Shelbourne Properties II, Shelbourne Properties III and Greate Bay Hotel and Casino, Inc.

      Peter J. White is President of I.J. White Corporation, a company based in Farmingdale, New York, engaged in the worldwide engineering and manufacturing of conveying systems for the food industry.

      The directors of the Company are divided into three classes, designated as Class I, Class II and Class III. Each class consists, as nearly as possible, of one third of the total number of directors constituting the entire Board of Directors. After their initial term, the directors of each class serve for a term of three years and until their successors are elected and qualified and subject to prior death, resignation, retirement, disqualification or removal. Currently, the Class I directors are Messrs. Garabedian, Owen and Sacks; the Class II directors are Messrs. Scott Rudolph, Daly, Rosenblatt and White; and the Class III directors are Messrs. Arthur Rudolph, Cohen, Ashner and Slade. The current terms of the Class I, Class II and Class III directors expire at the annual meetings of the Company's stockholders in 2003, 2005, and 2004, respectively. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting shall be elected for a three-year term. If the number of directors is changed, any increase or decrease shall be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible, and any additional directors of any class elected to fill a vacancy resulting from an increase in such class shall hold office for a term that shall coincide with the remaining term of that class, but in no case will a decrease in the number of directors shorten the term of any incumbent director.

      The term of office of each executive officer is until the organizational meeting of the Board of Directors of the Company following the next annual meeting of the Company's stockholders and until such officer's successor is elected and qualified or until such officer's prior death, resignation, retirement, disqualification or removal.

Compensation of Directors

      Directors of the Company who are also executive officers of the Company or its subsidiaries do not receive any additional compensation for service as a member of the Board of Directors of the Company or any of its committees. For information relating to compensation of the Company's management directors, see "Employment Agreements with Executive Officers and Directors" below.

      All other directors of the Company are paid an annual fee of $30,000 for serving on the Board of Directors. See also "Employment Agreements with Executive Officers and Directors" below for a discussion of the Company's consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act, requires NBTY's directors, executive officers, and persons who own more than ten percent of NBTY's Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and NASDAQ. Directors, executive officers and greater than ten percent stockholders are required by the SEC regulations to furnish NBTY with copies of all Forms 3, 4 and 5 they file with the SEC.

      Based solely on NBTY's review of the copies of the SEC filings it has received, or written representations from certain reporting person that no Form 5's were required for these persons, NBTY believes that all its directors, executive officers and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to fiscal 2002.

Item 11.  EXECUTIVE COMPENSATION

      The following table sets forth information concerning compensation paid by the Company in respect of fiscal years ended September 30, 2000, 2001 and 2002 to the Company's Chairman and Chief Executive Officer and to each of the other four (4) most highly paid executive officers of the Company (collectively, the "Named Executive Officers").

                         SUMMARY COMPENSATION TABLE


                                                                              Long Term
                                                                             Compensation
                                              Annual Compensation               Awards
                                       ----------------------------------    ------------
                                                                  Other       Securities
                                                                 Annual       Underlying
        Name and             Fiscal                              Compen-       Options/          All Other
   Principal Position         Year     Salary($)    Bonus($)    sation($)     SARs(#)(1)     Compensation($)(2)
   ------------------        ------    ---------    --------    ---------    ------------    ------------------

Scott Rudolph                 2002      710,197     600,000        (3)                -            6,428
Chairman and                  2001      634,024     500,000        (3)          500,000            6,748
Chief Executive Officer       2000      621,792     425,000        (3)        1,000,000            7,311

Harvey Kamil                  2002      383,656     250,000        (3)                -            6,440
President and                 2001      317,012     225,000        (3)          125,000            6,741
Chief Financial Officer       2000      310,896     200,000        (3)          250,000            7,311

Michael C. Slade              2002      322,692      70,000        (3)                -            6,428
Senior Vice President and     2001      306,346      50,000        (3)           70,000            6,741
Corporate Secretary           2000      291,341      50,000        (3)           30,000            7,311

James Flaherty -              2002      212,692      65,000        (3)                -            3,740
Senior Vice President         2001      194,519      75,000        (3)                -            4,841
Marketing and Advertising     2000      185,000      75,000        (3)           30,000            7,311

William Shanahan              2002      181,711      75,000        (3)                -            6,428
Vice President -              2001      171,981      75,000        (3)                -            6,748
Information Systems           2000      165,000      70,000        (3)           20,000            7,311

--------------------




<F1>  All stock option grants were made pursuant to the NBTY, Inc. Year
      2000 Incentive Stock Option Plan (the "2000 Plan").
<F2>  Represents amounts contributed by the Company to 401(k) plan and the
      NBTY, Inc. Employees' Stock Ownership Plan on behalf of the Named Executive Officer.
<F3>  Perquisites and other personal benefits did not exceed the lesser of
      $50,000 or 10% of the total annual salary and bonus reported under the headings of "Salary" and "Bonus".

      The Company did not grant any stock appreciation rights or stock options during fiscal 2002.

Option Value at the End of Fiscal 2002

      The following table sets forth certain information concerning the number and the value at the end of fiscal 2002 of unexercised in-the-money options to purchase Common Stock granted to the Named Executive Officers as of the end of fiscal 2002. No stock appreciation rights have been granted to any of the Named Executive Officers.

               Aggregated Option Exercises in Last Fiscal Year
                      And Fiscal Year-End Option Values


                                                         Number of
                                                         Securities              Value of
                                                         Underlying            Unexercised
                                                        Unexercised            In-the-Money
                                                         Options at             Options at
                                                     Fiscal 2002 End(#)     Fiscal 2002 End($)
                       Shares                        ------------------     ------------------
                     Acquired on        Value           Exercisable/           Exercisable/
      Name           Exercise(#)     Realized($)       Unexercisable         Unexercisable(1)
      ----           -----------     -----------     ------------------     ------------------

Scott Rudolph               0                0          2,810,000/0            20,134,150/0

Harvey Kamil                0                0            525,000/0             3,818,413/0

Michael C. Slade            0                0            100,000/0               738,941/0

James Flaherty         30,000          257,250                  0/0                     0/0

William Shanahan            0                0             70,000/0               525,490/0

--------------------
<F1>  Based on the closing price of $12.98 of NBTY's Common Stock on
      September 30, 2002, the last trading day of fiscal 2002, less the exercise price payable for such Common Stock.

Employment Agreements with Executive Officers and Directors

      Scott Rudolph Employment Agreement. The Company has entered into an employment agreement with Mr. Scott Rudolph (the "Rudolph Agreement"), superseding Mr. Scott Rudolph's prior employment agreement with the Company. The Rudolph Agreement was effective October 1, 2002. Pursuant to the Rudolph Agreement, Mr. Scott Rudolph currently serves as Chairman of the Board and Chief Executive Officer of the Company. The initial term of the Rudolph Agreement is five years, subject to automatic one-year extensions, unless either the Company or Mr. Rudolph provides specified notice to the contrary. Mr. Rudolph is required to devote to the Company substantially all of his working time, attention and efforts. Under the Rudolph Agreement, Mr. Rudolph currently receives a base salary of $750,000 and certain fringe benefits accorded to the other senior executives of NBTY. Mr. Rudolph is also eligible to earn an annual bonus targeted at not less than 50% of his base salary, as determined by the Compensation Committee of the Board, taking into account the achievement by the Company of certain performance goals.

      Mr. Rudolph has the right to terminate the Rudolph Agreement in the event of a material breach by the Company or for other "good reason" (as defined in the Rudolph Agreement). In such event, or if the Company terminates Mr. Rudolph's employment without cause (as defined in the Rudolph Agreement), (i) Mr. Rudolph will be entitled to receive a lump sum amount equal to the greater of: (1) the base salary, automobile allowance and annual bonus (in the amount of 50% of his then base salary) that would be payable for the remaining term of the Rudolph Agreement had such termination not taken place, and (2) three times the sum of (x) his then base salary plus (y) the annual bonus Mr. Rudolph received in the year preceding such termination, (ii) all outstanding equity incentive awards (including stock options) will immediately vest and remain exercisable for a period of one year following the date of such termination (or, if earlier, until the end of the option term), and (iii) Mr. Rudolph would be entitled to receive a payment sufficient to offset the effects of any excise tax ("Excise Tax") imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, if a Change of Control (as defined in the Rudolph Agreement) of the Company occurs after such termination of employment.

      Upon termination of Mr. Rudolph's employment with the Company, following a "Change of Control" of the Company, Mr. Rudolph would (i) be entitled to receive a lump sum amount equal to 2.99 times the average compensation received by Mr. Rudolph during the five years immediately preceding such termination, (ii) become vested in all outstanding equity incentive awards (including stock options), (iii) have the right to receive a cash payment equal to the "spread" on all outstanding stock options, and
(iv) be entitled to a payment sufficient to offset the effects of any Excise Tax.

      During the term of the Rudolph Agreement (and, in the event Mr. Rudolph terminates his employment other than for good reason or the Company terminates Mr. Rudolph's employment for cause, for a period of one year beyond the expiration of the employment term), Mr. Rudolph will be subject to certain non-competition requirements.

      Harvey Kamil Employment Agreement. The Company has entered into an employment agreement with Mr. Harvey Kamil (the "Kamil Agreement"), superseding Mr. Kamil's prior employment agreement with the Company. The Kamil Agreement was effective October 1, 2002. Pursuant to the Kamil Agreement, Mr. Kamil currently serves as President and Chief Financial Officer of the Company. The initial term of the Kamil Agreement is five years, subject to automatic one-year extensions, unless either the Company or Mr. Kamil provides specified notice to the contrary. Mr. Kamil is required to devote to the Company substantially all of his working time, attention and efforts. Under the Kamil Agreement, Mr. Kamil currently receives a base salary of $420,000 and certain fringe benefits accorded to the other senior executives of NBTY. Mr. Kamil is also eligible to earn an annual bonus targeted at not less than 50% of his base salary, as determined by the Compensation Committee of the Board, taking into account the achievement by the Company of certain performance goals.

      Mr. Kamil has the right to terminate the Kamil Agreement in the event of a material breach by the Company or for other "good reason" (as defined in the Kamil Agreement). In such event, or if the Company terminates Mr. Kamil's employment without cause (as defined in the Kamil Agreement), (i) Mr. Kamil will be entitled to receive a lump sum amount equal to the greater of: (1) the base salary, automobile allowance and annual bonus (in the amount of 50% of his then base salary) that would be payable for the remaining term of the Kamil Agreement had such termination not taken place, and (2) three times the sum of (x) his then base salary plus (y) the annual bonus Mr. Kamil received in the year preceding such termination, (ii) all outstanding equity incentive awards (including stock options) will immediately vest and remain exercisable for a period of one year following the date of such termination (or, if earlier, until the end of the option term), and (iii) Mr. Kamil would be entitled to receive a payment sufficient to offset the effects of any Excise Tax, if a Change of Control (as defined in the Kamil Agreement) of the Company occurs after such termination of employment.

      Upon termination of Mr. Kamil's employment with the Company, following a "Change of Control" of the Company, Mr. Kamil would (i) be entitled to receive a lump sum amount equal to 2.99 times the average compensation received by Mr. Kamil during the five years immediately preceding such termination, (ii) become vested in all outstanding equity incentive awards (including stock options), (iii) have the right to receive a cash payment equal to the "spread" on all outstanding stock options, and
(iv) be entitled to a payment sufficient to offset the effects of any Excise Tax.

      During the term of the Kamil Agreement (and, in the event Mr. Kamil terminates his employment other than for good reason or the Company terminates Mr. Kamil's employment for cause, for a period of one year beyond the expiration of the employment term), Mr. Kamil will be subject to certain non-competition requirements.

      Arthur Rudolph Consulting Agreement. Effective January 1, 2002, the Company entered into a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, a director and founder of the Company. The consulting fee (which is paid monthly) is fixed by the Board of Directors of the Company, provided that in no event will the consulting fee be at a rate lower than $400,000 per year. In addition, Mr. Arthur Rudolph receives certain fringe benefits accorded to other executives of NBTY. The Company currently intends to renew this consulting agreement for a period of one year on substantially similar terms.

      Four members of Holland & Barrett's senior executive staff have service contracts, terminable by the Company upon twelve months' notice. The aggregate commitment for these salaries as of September 30, 2002, was approximately $700,000 per year.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth the beneficial ownership as of December 9, 2002 by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock
(constituting the only class of voting stock of the Company), each director of the Company, each Named Executive Officer, and all directors and executive officers as a group.


                                     Shares Benefically Owned
                                  -------------------------------
                                  Amount and Nature      Percent
     Name and Address of            of Beneficial          of
      Beneficial Owner              Ownership (a)       Class (a)

Scott Rudolph (b)                     8,941,929          12.94%
c/o NBTY, Inc.
90 Orville Drive
Bohemia, NY 11716




Morgan Stanley
Dean Witter & Co. (c)                 4,353,099           6.57%
1585 Broadway
New York, NY 10036

Barclays Global Investors,            3,913,339           5.90%
 N.A. (c)
45 Fremont Street
San Francisco, CA 94105

NBTY, Inc.                            2,934,614           4.43%
Employees' Stock
Ownership Plan

Arthur Rudolph (d)(e)                 2,156,893           3.25%
c/o NBTY, Inc.
90 Orville Drive
Bohemia, NY 11716

Harvey Kamil (f)                      1,817,344           2.72%
c/o NBTY, Inc.
90 Orville Drive
Bohemia, NY 11716

Michael Slade (g)                     2,295,698           3.46%
c/o NBTY, Inc.
90 Orville Drive
Bohemia, NY 11716

James Flaherty                          101,750            *
c/o NBTY, Inc.
90 Orville Drive
Bohemia, NY 11716

William Shanahan (h)                    177,000            *
c/o NBTY, Inc.
90 Orville Drive
Bohemia, NY 11716

Aram G. Garabedian                        3,000            *
c/o NBTY, Inc.
90 Orville Drive
Bohemia, NY 11716




Bernard G. Owen (e)                      68,500            *
c/o NBTY, Inc.
90 Orville Drive
Bohemia, NY 11716

Alfred Sacks (e)                         60,500            *
c/o NBTY, Inc.
90 Orville Drive
Bohemia, NY 11716

Murray Daly (i)                          35,000            *
c/o NBTY, Inc.
90 Orville Drive
Bohemia, NY 11716

Glenn Cohen                                  --            --
c/o NBTY, Inc.
90 Orville Drive
Bohemia, NY 11716

Nathan Rosenblatt (j)                    75,000            *
c/o NBTY, Inc.
90 Orville Drive
Bohemia, NY 11716

Michael Ashner                           25,000            *
c/o NBTY, Inc.
90 Orville Drive
Bohemia, NY 11716

Peter J. White (k)                        3,000            *
c/o NBTY, Inc.
90 Orville Drive
Bohemia, NY 11716

All Directors &                      15,760,614          22.51%
Executive Officers as a group
(14 persons)

--------------------
*     Less than one percent
(a) This column includes shares which directors and executive officers have the right to acquire within 60 days. Except as otherwise indicated, each person and entity has the sole voting and investment power with respect to the shares set forth in the table.
(b) Includes shares held in a Trust created by Arthur Rudolph for the benefit of Scott Rudolph and others and options to purchase 2,810,000 shares of common stock which are presently exercisable.




(c) Information is based solely upon the stockholder's Schedule 13G filings with the SEC.
(d) Includes 40,000 shares owned by Mr. Arthur Rudolph's wife, as to which Mr. Arthur Rudolph disclaims beneficial ownership.
(e) Includes options to purchase 60,000 shares of common stock which are presently exercisable.
(f) Includes options to purchase 525,000 shares of common stock which are presently exercisable.
(g) Includes (i) options to purchase 100,000 shares of common stock which are presently exercisable and (ii) 530,847 shares of common stock held in a trust for the benefit of Mr. Slade's wife, as to which Mr. Slade disclaims beneficial ownership.
(h) Includes options to purchase 70,000 shares of common stock which are presently exercisable.
(i) Includes options to purchase 10,000 shares of common stock which are presently exercisable.
(j) Represents options to purchase 30,000 shares of common stock which are presently exercisable and 45,000 shares owned by Mr. Rosenblatt's wife, as to which Mr. Rosenblatt disclaims beneficial ownership.
(k) Includes 1,000 shares of common stock owned by Mr. White's wife, as to which Mr. White disclaims beneficial ownership.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

      The following table summarizes the Company's equity compensation plans as of September 30, 2002.


                                             Number of
                                          securities to be        Weighted-          Number of securities
                                            issued upon        average exercise     remaining available for
                                            exercise of            price of          future issuance under
                                            outstanding          outstanding          equity compensation
                                              options,             options,            plans (excluding
                                            warrants and         warrants and       securities reflected in
                                               rights               rights                column (a))
            Plan Category                       (a)                  (b)                      (c)
            -------------                 ----------------     ----------------     -----------------------

Equity compensation plans approved by
 security holders                            4,372,343              $5.77                  2,487,500

Equity compensation plans not
 approved by security holders                       --                 --                         --


Total:                                       4,372,343              $5.77                  2,487,500

NBTY, Inc. Employees' Stock Ownership Plan (the "ESOP")
-------------------------------------------------------

      The ESOP provides as follows:

Eligibility; Trustee

      All associates of the Company, including officers, over the age of 20 1/2 and who have been employed by the Company for at least one year and completed at least 1,000 hours of employment are eligible to participate in the ESOP. Mr. Arthur Rudolph is the Trustee of the ESOP.

Contributions

      Contributions of either cash or Company common stock are made on a voluntary basis by the Company, as authorized and directed by the Board of Directors. There is no contribution required to be made by the Company in any one year. The ESOP is maintained on a calendar year basis.

      There are no contributions required or permitted to be made by an associate of the Company. All contributions, if any, made by the Company in any plan year may not exceed 15% of the aggregate compensation of all participants during such plan year. Each eligible associate receives an account or share in the ESOP, and the cash and/or shares of stock contributed to the ESOP each year are credited to his or her account.

Vesting

      Once an associate is eligible, a portion of the stock in his or her account becomes "vested", as follows:


      Number of Years     Percentage of Shares
        of Service          earned each year
      ---------------     --------------------

        Less than 5                 0%
        5 or more                 100%

Distribution; Voting

      If an associate retires, is disabled, dies or his or her employment is otherwise terminated, that associate or that associate's estate will receive the vested portion of such associate's account.

      Each participant directs the Trustee as to the manner in which the Company's common stock represented by such participant's account is to be voted and as to the manner in which rights other than voting rights are to be exercised.

      Distribution is to be made only upon a participant's retirement, termination of employment, death or disability (as defined in the ESOP). All distributions are made only in the shares of the Company's common stock.

      Distribution of shares of the Company's common stock are not taxable to a participant at the time of distribution. Instead, a participant is taxed at the time the participant sells such shares. If the distribution is a lump sum distribution, the amount of gain subject to tax is equal to the amount received upon the sale of the stock less the amount contributed to the plan in exchange for such stock. Any unrealized appreciation inherent in the stock at the time of distribution will be taxed at long-term capital gains rates. Any subsequent appreciation in the stock will be capital gains, and will be long-term capital gains if the participant owns the stock for at least one year at the time of sale.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company has had, and in the future may continue to have, business transactions with individuals and firms affiliated with certain of the Company's directors. Each such transaction has been in the ordinary course of the Company's business.

      During the fiscal year ended September 30, 2002, the following transactions occurred:

      A. Gail Radvin, Inc., a corporation wholly-owned by Gail Radvin, received commissions from the Company totaling approximately $585,000 on account of sales in certain foreign countries and had trade receivable balances of approximately $3,632,000 as of September 30, 2002. Gail Radvin is the sister of Arthur Rudolph (a director of the Company) and the aunt of Scott Rudolph (Chairman and Chief Executive Officer).

      B. The Company paid $400,000 to Rudolph Management Associates, Inc., pursuant to the Consulting Agreement between the Company and Rudolph Management Associates, Inc. Mr. Arthur Rudolph, a director of the Company, is the President of Rudolph Management Associates, Inc. See "Employment Agreements with Executive Officers and Directors" above.

      C. Glenn-Scott Landscaping & Design, a company owned by the brother of Glenn Cohen, a director of the Company, performed landscaping and maintenance on the Company's properties and received approximately $93,000 in compensation during fiscal 2002.

      D. Certain members of the immediate families (as defined in Rule 404 of Regulation S-K) of Arthur Rudolph, Scott Rudolph and Michael Slade (each a director of the Company) are employed by the Company. During fiscal 2002, these immediate family members received aggregate compensation from the Company totaling approximately $937,000 for services rendered by them as employees of the Company.


Item 14.  CONTROLS AND PROCEDURES

      The Company's chief executive officer and chief financial officer have concluded, based on their evaluation as of a date within 90 days of the filing date of this report, that the Company's disclosure controls and procedures (as defined in Rules 13a-

14(c) and 15d-14(c) under the Exchange Act) are effective for recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, the information required to be disclosed in the reports filed by the Company under the Exchange Act. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                                   PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. Reference is made to the financial statements listed in Section 1 of the Index to Consolidated Financial
       Statements and Schedules in this Report.

(a)(2) Financial Statement Schedules. Reference is made to the financial statement schedules listed in Section 2 of the Index to Consolidated Financial Statements and Schedules in this Report. All other schedules have been omitted as not required, not applicable or because the information required to be presented is included in the financial statements and related notes.

(a)(3) Exhibits. The following exhibits are filed as a part of this Report or incorporated by reference and will be furnished to any security holder upon request for such exhibit and payment of any reasonable expenses incurred by the Company. A security holder should send requests for any of the exhibits set forth below to the Company, 90 Orville Drive, Bohemia, New York, 11716; Attention: General Counsel.


      Exhibit No.                          Description
      -----------                          -----------

      3.1             Restated Certificate of
                      Incorporation of NBTY, Inc., as amended*

      3.2             Amended and Restated By-Laws of NBTY,
                      Inc. (1)

      4.1             Indenture, dated as of September 23, 1997, between
                      NBTY, Inc. and IBJ Schroder Bank & Trust Company, as
                      Trustee, relating to $150,000,000 in aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2007, Series A and Series B. (1)

      10.1            Third Amended and Restated Credit and Guarantee
                      Agreement, dated as of April 27, 2001, among NBTY,
                      Inc., as Borrower, Holland & Barrett Holdings
                      Limited, as Foreign Subsidiary Borrower, the several lenders from time to time parties thereto, and The
                      Chase Manhattan Bank, as Administrative Agent. *

      10.2            Amended and Restated Guarantee and Collateral
                      Agreement, dated as of April 16, 1999, by NBTY




                      and its subsidiary guarantors party thereto in favor of The Chase Manhattan Bank.*

      10.3 Employment Agreement, effective October 1, 2002, by and between NBTY, Inc. and Scott Rudolph.*

      10.4 Employment Agreement, effective October 1, 2002, by and between NBTY, Inc. and Harvey Kamil.*

      10.5 Consulting Agreement, effective January 1, 2002, by and between NBTY, Inc. and Rudolph Management
                      Associates, Inc.*

      10.6            NBTY, Inc. Employees' Stock Ownership Plan, dated
                      December 28, 1999.*

      10.7            Amendment to the NBTY, Inc. Employees' Stock
                      Ownership Plan, effective January 1, 2000*

      10.8            NBTY, Inc. Year 2002 Stock Option Plan (2)

      21.1            Subsidiaries of NBTY, Inc.*

      23.1            Consent of Independent Accountants*

      99.1            Certification of Chief Executive Officer Pursuant to
                      18 U.S.C. Section 1350, as Adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002*

      99.2            Certification of Chief Financial Officer Pursuant to
                      18 U.S.C. Section 1350, as Adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002*

--------------------
*     Filed herewith
<F1>  Incorporated by reference to NBTY, Inc.'s Registration Statement on
      Form S-4, filed on November 5, 1997 (Registration No. 333-39527).
<F2>  Incorporated by reference to NBTY, Inc. Proxy Statement, dated March
      25, 2002 (File # 0-10666)

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended September 30, 2002.

(c) The exhibits required by Item 601 of Regulation S-K to be filed as part of this Report or incorporated herein by reference are listed in Item 15(a)(3) above.

(d)    See Item 15(a)(2) of this Report.

                                 NBTY, INC.
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                                    Page
                                                                                   Number
                                                                                   ------

1. Financial Statements

      Report of Independent Accountants                                             F-1

      Consolidated Balance Sheets as of September 30, 2002 and 2001                 F-2

      Consolidated Statements of Income for the years ended
      September 30, 2002, 2001 and 2000                                             F-3

      Consolidated Statements of Stockholders' Equity and Comprehensive Income
      for the years ended September 30, 2002, 2001 and 2000                         F-4

      Consolidated Statements of Cash Flows for the years ended
      September 30, 2002, 2001 and 2000                                             F-5

      Notes to Consolidated Financial Statements                                    F-7

2. Financial Statement Schedule

      Schedule II                                                                   S-1

                      Report of Independent Accountants

To the Board of Directors and Stockholders of NBTY, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 54 present fairly, in all material respects, the financial position of NBTY, Inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 54 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on October 1, 2001.



PricewaterhouseCoopers LLP
New York, New York
November 5, 2002, except as to Notes 16 and 20, which are as of December 11, 2002

NBTY, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2002 and 2001
(Dollars and shares in thousands)
---------------------------------------------------------------------------

                                                             2002           2001
                                                             ----           ----

Assets
Current assets:
  Cash and cash equivalents                               $  26,229      $  34,434
  Investments in bonds                                        8,194
  Accounts receivable, less allowance for doubtful
   accounts of $4,194 in 2002 and $3,222 in 2001             41,362         34,730
  Inventories                                               204,402        184,745
  Deferred income taxes                                      11,206          5,318
  Prepaid expenses and other current assets                  24,691         21,341
                                                          ---------      ---------

      Total current assets                                  316,084        280,568

Property, plant and equipment, net                          216,245        229,216
Goodwill, net                                               144,999        137,818
Intangible assets, net                                       48,413         47,910
Other assets                                                  8,936         12,950
                                                          ---------      ---------

      Total assets                                        $ 734,677      $ 708,462
                                                          =========      =========

Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt and capital
   lease obligations                                      $  23,044      $  34,911
  Accounts payable                                           48,616         50,673
  Accrued expenses and other current liabilities             58,714         63,876
                                                          ---------      ---------

      Total current liabilities                             130,374        149,460

Long-term debt                                              163,874        237,236
Deferred income taxes                                        16,928         16,761
Other liabilities                                             4,244          2,599
                                                          ---------      ---------

      Total liabilities                                     315,420        406,056
                                                          ---------      ---------

Commitments and contingencies (Notes 12 and 16)

Stockholders' equity:
  Common stock, $.008 par; authorized 175,000 shares
   in 2002 and 2001; issued and outstanding 66,133
   shares in 2002 and 65,724 shares in 2001                     529            526
  Capital in excess of par                                  126,283        122,513
  Retained earnings                                         287,868        193,184
                                                          ---------      ---------
                                                            414,680        316,223
  Stock subscriptions receivable                                  -           (839)
  Accumulated other comprehensive income (loss)               4,577        (12,978)
                                                          ---------      ---------

      Total stockholders' equity                            419,257        302,406
                                                          ---------      ---------

      Total liabilities and stockholders' equity          $ 734,677      $ 708,462
                                                          =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Income
Years ended September 30, 2002, 2001 and 2000
(Dollars and shares in thousands, except per share amounts)
---------------------------------------------------------------------------

                                                       2002           2001           2000
                                                       ----           ----           ----

Net sales                                           $ 964,083      $ 806,898      $ 720,856
                                                    ---------      ---------      ---------

Costs and expenses:
  Cost of sales                                       433,611        355,167        312,960
  Catalog printing, postage and promotion              47,846         49,410         33,709
  Selling, general and administrative                 348,334        315,228        279,379
  Recovery of raw material costs                      (21,354)                       (2,511)
                                                    ---------      ---------      ---------

                                                      808,437        719,805        623,537
                                                    ---------      ---------      ---------

Income from operations                                155,646         87,093         97,319
                                                    ---------      ---------      ---------

Other income (expense):
  Interest, net                                       (18,499)       (21,958)       (18,858)
  Miscellaneous, net                                    1,560          2,748          4,491
                                                    ---------      ---------      ---------

                                                      (16,939)       (19,210)       (14,367)
                                                    ---------      ---------      ---------

Income before income taxes                            138,707         67,883         82,952

Provision for income taxes                             42,916         25,958         31,444
                                                    ---------      ---------      ---------

      Net income                                    $  95,791      $  41,925      $  51,508
                                                    =========      =========      =========

Net income per share:
  Basic                                             $    1.45      $    0.64      $    0.77
  Diluted                                           $    1.41      $    0.62      $    0.74

Weighted average common shares outstanding:
  Basic                                                65,952         65,774         67,327
  Diluted                                              67,829         67,125         69,318

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income Years ended September 30, 2002, 2001 and 2000
(Dollars and shares in thousands)
---------------------------------------------------------------------------

                                                                                               Accumulated
                                                                                                  Other
                         Common Stock                          Treasury Stock                    Compre-                   Total
                      -----------------   Capital             -----------------      Stock       hensive      Total       Compre-
                      Number of          in Excess  Retained  Number of          Subscriptions   Income    Stockholders'  hensive
                       Shares    Amount   of Par    Earnings   Shares    Amount    Receivable    (Loss)       Equity      Income
                      ---------  ------  ---------  --------  ---------  ------  ------------- ----------- -------------  -------

Balance, September
 30, 1999             66,096     $529    $106,332   $111,792        -   $     -     $(839)      $  6,135   $ 223,949      $ 22,101
                                                                                                                          ========

Components of com-
 prehensive income:
  Net income                                          51,508                                                  51,508      $ 51,508
  Foreign currency
   translation
   adjustment                                                                                    (18,987)    (18,987)      (18,987)
Purchase of treasury
 shares, at cost                                                  288    (2,511)                              (2,511)
Acquisition of
 Nutrition Warehouse   1,059        8      12,235                                                             12,243
Treasury stock
 retired                 (53)                (999)                (53)      999                                    -
Exercise of stock
 options               1,422       11       4,397                                                              4,408
Tax benefit from
 exercise of
 stock options                              1,833                                                              1,833
                      ------     ----    --------   --------   ------   -------     -----       --------   ---------      --------

Balance, September
 30, 2000             68,524      548     123,798    163,300      235    (1,512)     (839)       (12,852)    272,443      $ 32,521
                                                                                                                          ========
Components of com-
 prehensive income:
  Net income                                          41,925                                                  41,925      $ 41,925
  Foreign currency
   translation
   adjustment                                                                                       (126)       (126)         (126)
Purchase of treasury
 shares, at cost                                                3,023   (15,699)                             (15,699)
Treasury stock
 retired              (3,258)     (26)     (5,144)   (12,041)  (3,258)   17,211                                    -
Exercise of stock
 options                 458        4       2,600                                                              2,604
Tax benefit from
 exercise of
 stock options                              1,259                                                              1,259
                      ------     ----    --------   --------   ------   -------     -----       --------   ---------      --------

Balance, September
 30, 2001             65,724      526     122,513    193,184        -         -      (839)       (12,978)    302,406      $ 41,799
                                                                                                                          ========

Components of com-
 prehensive income:
  Net income                                          95,791                                                  95,791      $ 95,791
  Foreign currency
   translation
   adjustment                                                                                     17,603      17,603        17,603
  Change in net un-
   realized gain on

   available-for-
   sale investments                                                                                  (48)        (48)          (48)
Treasury stock
 retired                 (71)      (1)       (113)    (1,107)                                                 (1,221)
Exercise of stock
 options                 480        4       2,068                                                              2,072
Repayment of stock
 subscriptions
 receivable                                                                           839                        839
Tax benefit from
 exercise of
 stock options                              1,815                                                              1,815             -
                      ------     ----    --------   --------   ------   -------     -----       --------   ---------      --------

Balance, September
 30, 2002             66,133     $529    $126,283   $287,868        -   $     -     $   -       $  4,577   $ 419,257      $113,346
                      ======     ====    ========   ========   ======   =======     =====       ========   =========      ========

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended September 30, 2002, 2001 and 2000
(Dollars and shares in thousands)
---------------------------------------------------------------------------

                                                            2002          2001          2000
                                                            ----          ----          ----

Cash flows from operating activities
  Net income                                              $ 95,791      $ 41,925      $ 51,508
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Loss on disposal/sale of property, plant
     and equipment                                             102           385         1,119
    Depreciation and amortization                           42,192        44,946        38,501
    Amortization of deferred financing costs                   782           782           787
    Amortization of bond discount                              124           124           124
    Allowance for doubtful accounts                            972         1,995            21
    Deferred income taxes                                   (5,829)       (2,036)        4,827
    Tax benefit from exercise of stock options               1,815         1,259         1,833
    Changes in assets and liabilities, net of
     acquisitions:
      Accounts receivable                                   (7,011)       (3,652)        5,803
      Inventories                                          (14,277)      (34,723)        8,039
      Prepaid expenses and other current assets             (3,432)          343         1,914
      Other assets                                            (586)          119           417
      Accounts payable                                      (3,442)      (11,959)        6,093
      Accrued expenses and other current liabilities        (3,891)       23,500         2,643
      Other liabilities                                        221          (223)         (211)
                                                          --------      --------      --------

        Net cash provided by operating activities          103,531        62,785       123,418
                                                          --------      --------      --------

Cash flows from investing activities:
  Cash paid for acquisitions, net of cash acquired          (7,702)      (63,010)      (45,119)
  Purchase of property, plant and equipment                (21,489)      (37,197)      (51,786)
  Purchase of short-term investments                        (8,242)            -             -
  Proceeds from sale of property, plant and equipment        1,004         4,232           256
  Proceeds from sale of intangibles                             53             -             -
  Increase in intangible assets                                  -          (159)            -
                                                          --------      --------      --------

        Net cash used in investing activities              (36,376)      (96,134)      (96,649)
                                                          --------      --------      --------

Cash flows from financing activities:
  Principal payments under long-term debt agreements
    and capital leases                                     (85,353)      (12,780)      (17,667)
  Net borrowings under Credit & Guarantee Agreement              -        71,502         2,800
  Cash held in escrow                                            -       (10,000)            -
  Release of cash held in escrow                             4,600             -             -
  Purchase of treasury stock                                     -       (15,699)       (1,512)
  Proceeds from stock options exercised                      1,899         2,604         4,408
                                                          --------      --------      --------

        Net cash (used in) provided by financing
         activities                                        (78,854)       35,627       (11,971)
                                                          --------      --------      --------

Effect of exchange rate changes on cash and cash
 equivalents                                                 3,494           692        (1,603)
                                                          --------      --------      --------

Net (decrease) increase in cash and cash equivalents        (8,205)        2,970        13,195

Cash and cash equivalents at beginning of year              34,434        31,464        18,269
                                                          --------      --------      --------

Cash and cash equivalents at end of year                  $ 26,229      $ 34,434      $ 31,464
                                                          ========      ========      ========

Continued

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, continued
Years ended September 30, 2002, 2001 and 2000
(Dollars and shares in thousands)
---------------------------------------------------------------------------

                                                            2002         2001        2000
                                                            ----         ----        ----

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                $18,513      $23,019      $20,224
  Cash paid during the period for income taxes            $55,101      $22,269      $16,116

Non-cash investing and financing information:
  During fiscal 2002, certain officers surrendered 61 shares as consideration for stock subscriptions receivable plus interest, aggregating $1,048. Such shares were retired by the Company during 2002.
  During fiscal 2001, the Company adjusted its goodwill related to the acquisition of Feeling Fine LLC (September 2000) for the write-off of uncollectible accounts receivable amounting to $1,144.
  In connection with the acquisition of Nutrition Warehouse, Inc. and its affiliated companies, on January 1, 2000, the Company issued 1,059 shares of NBTY stock having a total then market value of approximately $12,200 (Note 2).
  During fiscal 2000, the Company entered into capital leases for computer equipment for approximately $1,000.
  In July 2000, the Company sold certain assets for approximately $650 in exchange for a note to be paid over five years.

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

In addition, there are various statutory instruments and European Community ("E.C.") regulations governing specific areas such as the use of sweeteners, coloring and additives in food. Trading standards officers under the control of the Department of Trade and Industry also regulate matters such as the cleanliness of the properties where food is produced and sold.

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

In Ireland, the sale of nutritional supplements and herbal products falls under the jurisdiction of the Irish Medicines Board ("IMB"). Its role is similar in nature, but not identical to that of the MCA in the U.K. as described above.

Principles of consolidation and basis of presentation
The consolidated financial statements of NBTY, Inc. and Subsidiaries (the "Company" or "NBTY") include the accounts of the Company and its wholly owned subsidiaries. The Company's fiscal year ends on September 30. All intercompany accounts and transactions have been eliminated.

Revenue recognition
The Company recognizes revenue from products shipped when risk of loss and title transfers to its customers, and with respect to its own retail store operations, upon the sale of products. The Company has no single customer that represents more than 10% of annual net sales of the Company for the fiscal years ended September 30, 2002, 2001 and 2000. One customer accounted for 21% and 16% of the Company's accounts receivable at September 30, 2002 and 2001, respectively.

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

Concentration of credit risk
Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash balances may, at times, exceed FDIC limits on insurable amounts. The Company mitigates its risk by investing in or through major financial institutions.

To manage credit risk with regard to trade accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition.

Inventories
Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. The cost elements of inventory include materials, labor and overhead. In fiscal 2002, 2001 and 2000, no one supplier provided more than 10% of the Company's overall purchases.

Prepaid catalog costs
Mail order production and mailing costs are capitalized as prepaid catalog costs and charged to expense over the catalog period, which typically approximates two months.

Advertising
All media and advertising costs are generally expensed as incurred. Total expenses relating to advertising and promotion for fiscal 2002, 2001 and 2000 were $26,019, $28,747 and $17,046, respectively. Included in prepaid expenses and other current assets is approximately $1,044 and $417 relating to prepaid advertising at September 30, 2002 and 2001, respectively.

Property, plant and equipment
Property, plant and equipment are carried at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. Expenditures, which significantly improve or extend the life of an asset are capitalized. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the related assets or lease term.

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

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
---------------------------------------------------------------------------

Goodwill and intangible assets
Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS 142") as of October 1, 2001. This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Prior to fiscal 2002, goodwill was amortized over periods not exceeding 40 years. Other definite lived intangibles are amortized on a straight-line basis over periods not exceeding 15 years.

Impairment of long-lived assets
The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." This statement requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During fiscal 2002 and 2001, the Company recognized impairment losses of $700 and $500, respectively, on assets to be held and used. The Company did not recognize an impairment loss during fiscal 2000. The impairment losses related primarily to leasehold improvements and furniture and fixtures for retail operations and were recorded in selling, general and administrative expense.

In August 2001, the SFAS issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not expect the adoption of SFAS No. 143 and 144, effective October 1, 2002, to have a material impact on its consolidated financial position or results of operations.

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

During fiscal 2002, 2001 and 2000, the Company recognized foreign currency transaction gains (losses) of $(1,556), $(481) and $415, respectively.

Comprehensive income
Comprehensive income represents the change in stockholders' equity resulting from transactions other than stockholder investments and distributions. Included in accumulated other comprehensive income (loss) are net gains on foreign currency translation of $4,625 and unrealized holding losses of $48 on available-for-sale securities.

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

Shipping and handling costs
The Company incurs shipping and handling costs in all divisions of its operations. These costs are included in selling, general and administrative costs and are $23,985, $19,799 and $19,277 for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

Change in accounting estimate
During fiscal 2001, the Company changed its accounting estimate for the useful lives of certain long-lived assets, primarily leasehold improvements and furniture and fixtures, based upon the terms of the lease agreements which approximate the useful lives of the assets. The effect of this change in estimate has been accounted for on a prospective basis and resulted in a decrease in depreciation and amortization expense of approximately $1,248 for the year ended September 30, 2001.

Reclassifications
Certain reclassifications have been made to conform prior year amounts to the current year presentation.

New accounting developments
In February 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," effective no later than periods beginning after December 15, 2001. EITF Issue No. 01-09 addresses the following items:

a. The income statement characterization of consideration given by a vendor to a customer, specifically whether that consideration should be presented in the vendor's income statement as a reduction of revenue or as a cost or expense.
b. Whether a vendor should recognize consideration given to a customer as an asset in certain circumstances rather than as an immediate charge in the income statement.
c. When to recognize the "cost" of a sales incentive and how to measure it.

The Company has determined that the impact of adoption and subsequent application of EITF Issue No. 01-09 did not have a material effect on its consolidated financial position or results of operations.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS 145, gains and losses on extinguishments of debt are to be classified as income or loss from continuing operations rather than extraordinary items. Adoption of this statement is required for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
---------------------------------------------------------------------------

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up-front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

2.    Acquisitions

Fiscal 2002 acquisitions:
On December 6, 2001, the Company acquired out of bankruptcy certain assets of HealthCentral.com for approximately $2,800 in cash. The assets include the customer list of the mail order operation, L&H Vitamins, and the customer list and URLs of Vitamins.com and WebRx.com. Assets acquired were classified as intangibles, specifically as a customer list ($2,800) which is being amortized over 15 years. These operations had sales for the 12 month period ended November 2001 of approximately $15,000 and a combined customer list of approximately 1.8 million names, which has been merged into the existing customer base of the Puritan's Pride/Direct Response business.

On December 13, 2001, the Company acquired certain assets of the Knox NutraJoint(R) and Knox for Nails nutritional supplement business from Kraft Foods North America, Inc. for approximately $4,500 in cash. Assets acquired include inventory ($2,456) and intangibles ($2,000).
Approximately $1,800 of the $2,000 has been classified as a trademark with an indefinite life. Kraft's revenues for these brands were approximately $15,000 in 2001. NBTY has licensed the Knox trademark at no charge to Kraft Foods North America, Inc. for use in the Knox gelatine business, which was not part of the acquisition.

All 2002 acquisitions were funded with internally generated cash.

Fiscal 2001 acquisitions:

Global Group
On May 25, 2001, the Company acquired certain assets and liabilities of the business of Global Health Sciences, Inc. and certain of its affiliated companies ("Global Group"). NBTY was the successful bidder in an auction ordered by a bankruptcy court in California. The purchase price was approximately $40 million in cash, less adjustments. The Global Group is located in Anaheim, California and is a leading manufacturer of nutritional powders used for meal replacements, weight control and protein powders formulated to improve physical performance. Global Group also produces formulations for herbal, vitamin and mineral tablets.

Assets acquired and liabilities assumed include cash ($1,427), accounts receivable ($8,569), inventory ($7,894), other current assets ($1,663), property, plant and equipment ($14,000) and current liabilities ($241). Global Group had sales of $171 million for the 12-month period ended April 2001. The excess cost of investment over the net book value of Global Group at the date of acquisition amounted to $6,923 of which $6,681 was classified by the Company as other long-term assets in 2001. In fiscal 2002, the Company received $4,600 from an escrow account and anticipates approximately $1,850 to be received. The remaining excess has been classified as goodwill.

NatureSmart
On May 15, 2001, the Company acquired certain assets and liabilities of NatureSmart, LLC from

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

Both 2001 transactions were funded by borrowings under the Credit and Guarantee Agreement ("CGA").

These two acquisitions contributed $29 million of sales and a marginal operating profit for the Company's 2001 fiscal year.

Fiscal 2000 acquisitions:
In September 2000, the Company acquired certain assets and liabilities of Feeling Fine Company LLC for $2,964. In June 2000, the Company acquired certain assets and liabilities of Longevity Formulas, Inc. (also known as "Healthwatchers System") and Martin Health Systems, Inc. for $5,150.
In April 2000, the Company acquired the mailing list of Rexall Sundown's SDV vitamin catalog and mail order list for $16,500.

On January 1, 2000, the Company acquired Nutrition Warehouse, Inc. and its affiliated companies ("NW") for $20,000 in cash and approximately 1,059 shares of NBTY stock having a total then market value of $12,200. NW operated a direct response/e-commerce business as well as 14 retail stores in various locations in New York State. The e-commerce business has been combined with the Company's Puritan.com operations and the retail stores have been merged into the Company's U.S. retail operations. Annual revenues approximated $14,000 for the e-commerce/direct response business as well as $14,000 in retail sales for the year ended December 31, 1999. The cash portion of the acquisition was funded with $20,000 in borrowings under the CGA.

3.    Divestitures

In July 2000, the Company sold certain assets of Bio Nutritional Formulas, Inc. for a note in principal amount of approximately $650 which is being repaid over five years. No gain or loss was recognized on the sale.

4.    Investments in bonds

The Company classifies its debt securities as available for sale and are reported at fair market value (based on quoted market prices), with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in stockholders' equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other-than-temporary. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. There were no realized gains or losses in fiscal 2002.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
---------------------------------------------------------------------------

At September 30, 2002, the Company held $8,242, net of reserves, of high yield, less than investment grade corporate debt securities with an aggregate market value of $8,194. Investments in less than investment grade corporate debt securities have greater risks than other investments in corporate debt securities rated investment grade. Risk of loss upon default by the borrower is significantly greater with respect to such corporate debt securities than with other corporate debt securities because these securities are generally unsecured and are often subordinated to other creditors of the issuer. Further, issuers of less than investment grade securities usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is only a thinly traded market for such securities and recent market ratings of such debt are as follows: Moody's Investors Service, Inc. currently rates these debt securities as Caa2 and Standard & Poor's currently rates these debt securities as a CCC-. Both credit agencies' ratings remained unchanged from the prior period. Market quotes may not represent firm bids of such dealers or prices for actual sales.

The cost and estimated fair value for these available-for-sale investments in debt securities at September 30, 2002 by contractual maturity was $8,242 and $8,194, respectively, due beyond 1 year and within 5 years.

5.    Inventories

                                  September 30,
                            -----------------------
                               2002          2001
                               ----          ----

Raw materials                $ 77,051      $ 66,519
Work-in-process                 8,527         4,558
Finished goods                118,824       113,668
                             --------      --------

                             $204,402      $184,745
                             ========      ========

6.    Property, Plant and Equipment

                                                                                     Depreciation
                                                             September 30,               and
                                                        ----------------------       Amortization
                                                          2002          2001        Period (Years)
                                                          ----          ----        --------------

Land                                                    $ 10,781      $ 10,549
Buildings and leasehold improvements                      94,360        87,627          5 - 40
Machinery and equipment                                   95,961        91,651          3 - 10
Furniture and fixtures                                   142,026       140,627          5 - 10
Transportation equipment                                   5,411         5,013            4
Computer equipment                                        43,494        37,376            5
                                                        --------      --------

                                                         392,033       372,843
  Less accumulated depreciation and amortization         175,788       143,627
                                                        --------      --------

                                                        $216,245      $229,216
                                                        ========      ========

Depreciation and amortization of property, plant and equipment for the fiscal years ended September 30, 2002, 2001 and 2000 was approximately $37,863, $34,866 and $29,275, respectively.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
---------------------------------------------------------------------------

Property, plant and equipment includes approximately $6,010 for assets recorded under capital leases at September 30, 2002 and 2001. Accumulated depreciation of these capital leases at September 30, 2002 and 2001 was approximately $3,541 and $2,808, respectively.

7.    Goodwill and Intangible Assets

The carrying amount of acquired intangible assets is as follows:

                                       September 30, 2002        September 30, 2001
                                    -----------------------   -----------------------
                                     Gross                     Gross
                                    carrying   Accumulated    carrying   Accumulated     Amortization
                                     amount    amortization    amount    amortization    period (years)
                                    --------   ------------   --------   ------------    --------------

Amortized intangible assets:
  Customer lists                     $64,283      $18,668      $61,511      $15,107          6 - 15
  Trademark and licenses               2,429        2,188        2,404        1,763          2 - 3
  Covenants not to compete             2,605        1,848        2,405        1,540          5 - 7
                                     -------      -------      -------      -------

                                      69,317       22,704       66,320       18,410
Unamortized intangible asset:
  Trademark                            1,800            -            -            -
                                     -------      -------      -------      -------

      Total intangible assets        $71,117      $22,704      $66,320      $18,410
                                     =======      =======      =======      =======

The changes in the carrying amount of goodwill by segment for the fiscal year ended September 30, 2002 are as follows:

                                                           Retail        Retail
                                       Puritan's Pride/    United    United Kingdom/
                                       Direct Response     States        Ireland        Wholesale    Consolidated
                                       ----------------    ------    ---------------    ---------    ------------

Balance at September 30, 2001              $16,202         $7,588        $110,536         $3,492       $137,818
Purchase price adjustments                  (1,005)             -               -          1,400            395
Foreign currency translation                     -              -           6,786              -          6,786
                                           -------         ------        --------         ------       --------

Balance at September 30, 2002              $15,197         $7,588        $117,322         $4,892       $144,999
                                           =======         ======        ========         ======       ========

The Company currently has unamortized goodwill remaining from the acquisition of Holland & Barrett ($113,089), NatureSmart ($15,164), NW ($7,510), Nature's Way ($4,234), Feeling Fine ($3,069), Global Group ($1,640), and other ($293), and the Company currently owns one trademark, Knox ($1,800), all of which are subject to the provisions of SFAS 142. The Company did not record any transition intangible asset impairment loss upon adoption of SFAS 142. The changes in the carrying amount of goodwill for the year ended September 30, 2002 primarily related to the translation of the Company's international subsidiaries into U.S. dollars.

Aggregate amortization expense of definite lived intangible assets included in the consolidated statements of income under the caption "selling, general and administrative expenses" in fiscal 2002, 2001 and 2000 was approximately $4,329, $3,862 and $2,932, respectively.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
---------------------------------------------------------------------------

Estimated amortization expense for the next five fiscal years is as follows:

For the fiscal year ending September 30,


2003              $4,140
2004              $3,862
2005              $3,714
2006              $3,656
2007              $3,594

As required by SFAS 142, the results of prior fiscal years have not been restated. A reconciliation of net income, as if SFAS 142 had been adopted, is presented below for the fiscal years ended September 30, 2002, 2001 and 2000, exclusive of amortization expense that is related to goodwill that is not being amortized:

                                       Fiscal year ended September 30,
                                      ---------------------------------
                                        2002         2001         2000
                                        ----         ----         ----

Reported net income                   $95,791      $41,925      $51,508
Addback:  goodwill amortization             -        6,082        6,294
                                      -------      -------      -------
Adjusted net income                   $95,791      $48,007      $57,802
                                      =======      =======      =======

Basic earnings per share
  Reported net income                 $  1.45      $  0.64      $  0.77
  Addback:  goodwill amortization           -         0.09         0.09
                                      -------      -------      -------
  Adjusted net income                 $  1.45      $  0.73      $  0.86
                                      =======      =======      =======

Diluted earnings per share
  Reported net income                 $  1.41      $  0.62      $  0.74
  Addback:  goodwill amortization           -         0.09         0.09
                                      -------      -------      -------
  Adjusted net income                 $  1.41      $  0.71      $  0.83
                                      =======      =======      =======

8.    Accrued Expenses and Other Current Liabilities

                                           September 30,
                                       --------------------
                                         2002         2001
                                         ----         ----

Payroll and related taxes              $11,117      $ 7,713
Customer deposits                       10,114       13,220
Accrued purchases                       12,770        4,206
Accrued interest                           970          983
Income taxes payable                     7,525       20,568
Other                                   16,218       17,186
                                       -------      -------

                                       $58,714      $63,876
                                       =======      =======

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
---------------------------------------------------------------------------

9.    Long-Term Debt

                                                                                September 30,
                                                                           ----------------------
                                                                             2002          2001
                                                                             ----          ----

Senior debt:
  8-5/8% Senior subordinated notes due 2007, net of unamortized
   discount of $624 in 2002 and $748 in 2001 (a)                           $149,376      $149,252
  Note payable due in monthly payments of $2, including interest
   at 4%, maturing May 2009                                                     142           162
Mortgages:
  First mortgage payable in monthly principal and interest
   (9.73%) installments of $25, maturing November 2009                        1,555         1,713
  First mortgage payable in monthly principal and interest
   (7.375%) installments of $55, maturing May 2011                            4,232         4,569
  First mortgage payable in monthly principal and interest
   (9.0%) installments of $3, maturing June 2011                                183           197
Credit and Guarantee Agreement (b):
  Term loan payable in quarterly principal and interest
   installments of $2,700                                                         -        31,200
  Term loan payable in quarterly principal and interest
   installments of $5,563, maturing June 2005                                31,188        83,438
                                                                           --------      --------

                                                                            186,676       270,531

      Less current portion                                                   22,806        33,564
                                                                           --------      --------

                                                                           $163,870      $236,967
                                                                           ========      ========

(a) The 8-5/8% Senior Subordinated Notes (the "Notes") are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company. The Notes provide for the payment of interest semi-annually at the rate of 8-5/8% per annum.

(b) The CGA is comprised of two term loans and a revolving credit facility. At September 30, 2002, there were borrowings of $31,188 under one term loan. This term loan has an annual borrowing rate of 4.422% and is payable in quarterly installments of $5,563. The current portion of this term loan at September 30, 2002 was $22,250. The Company repaid the other term loan during the third quarter 2002. The $50,000 revolving credit facility expires on September 30, 2003 and was unused at September 30, 2002. A stand-by letter of credit of $600 was outstanding under such facility at September 30, 2002. The Company is required to pay a commitment fee, which varies between .25% and .50% per annum, depending on the Company's ratio of debt to EBITDA, on any unused portion of the revolving credit facility. The CGA provides that loans be made under a selection of rate formulas, including prime or Euro currency rates. Virtually all of the Company's assets are collateralized under the CGA. In addition, the Company is subject to the maintenance of various financial ratios and covenants.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
---------------------------------------------------------------------------

Required principal payments of long-term debt are as follows:

Fiscal year ending
September 30,
------------------

2003                     $ 22,806
2004                        9,540
2005                          653
2006                          707
2007                      150,142
Thereafter                  2,828
                         --------

                         $186,676
                         ========

The fair value of the Company's long-term debt at September 30, 2002 and 2001, based upon current market rates, approximates the amounts disclosed above.

10.   Capital Lease Obligations

The Company enters into various capital leases for machinery and equipment, which provide the Company with bargain purchase options at the end of such lease terms. Future minimum payments under capital lease obligations as of September 30, 2002 are as follows:

Fiscal year ending
September 30,
------------------

2003                                            $242
2004                                               4
2005                                               1
                                                ----

                                                 247
Less, amount representing interest                 5
                                                ----
Present value of minimum lease payments
 (including $238 due within one year)           $242
                                                ====

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
---------------------------------------------------------------------------

11.   Income Taxes

Provision for income taxes consists of the following:

                             Fiscal year ended September 30,
                            ---------------------------------
                              2002         2001         2000
                              ----         ----         ----

Federal
  Current                   $26,835      $14,713      $12,640
  Deferred                   (4,386)      (1,682)       4,551

State
  Current                     2,760        1,513        1,300
  Deferred                     (451)        (172)         468

Foreign provision            18,158       11,586       12,485
                            -------      -------      -------

Total provision             $42,916      $25,958      $31,444
                            =======      =======      =======

The following is a reconciliation of the income tax expense computed using the statutory Federal income tax rate to the actual income tax expense and its effective income tax rate.

                                                                  Fiscal year ended September 30,
                                              --------------------------------------------------------------------------
                                                      2002                      2001                      2000
                                              ----------------------    ----------------------    ----------------------
                                                            Percent                   Percent                   Percent
                                                           of pretax                 of pretax                 of pretax
                                               Amount       income       Amount       income       Amount       income
                                               ------      ---------     ------      ---------     ------      ---------

Income tax expense at statutory rate          $ 48,548       35.0%      $ 23,759       35.0%      $ 29,033       35.0%
State income taxes, net of federal
  income tax benefit                             1,501        1.1%         2,444        3.6%         2,986        3.6%
Amortization of goodwill                             -                     2,277        3.3%         2,155        2.6%
Foreign income taxed at different rates         (4,411)      (3.2%)       (1,596)      (2.4%)       (1,443)      (1.7%)
Foreign tax credit                             (12,975)      (9.4%)            -          -              -
Valuation allowance                              8,275        6.0%             -          -              -
Other, individually less than 5%                 1,978        1.4%          (926)      (1.3%)       (1,287)      (1.6%)
                                              --------       ----       --------       ----       --------       ----

                                              $ 42,916       30.9%      $ 25,958       38.2%      $ 31,444       37.9%
                                              ========       ====       ========       ====       ========       ====

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
---------------------------------------------------------------------------

The components of deferred tax assets and liabilities are as follows as of September 30:

                                                                   2002           2001
                                                                   ----           ----

Current
  Inventory capitalization                                       $    954       $    770
  Accrued expenses and reserves not currently deductible            6,316          4,394
  Intangibles                                                           -             13
  Tax credits                                                      13,375         13,375
  Valuation allowance                                              (8,275)       (12,975)
                                                                 --------       --------

      Total deferred income tax assets                             12,370          5,577
                                                                 --------       --------

Deferred tax liabilities:
  Property, plant and equipment                                   (17,731)       (17,020)
  Intangibles                                                        (361)             -
                                                                 --------       --------

      Total deferred income tax liabilities                       (18,092)       (17,020)
                                                                 --------       --------

Total net deferred income tax liabilities                          (5,722)       (11,443)

Less current deferred income tax assets                           (11,206)        (5,318)
                                                                 --------       --------

Long-term deferred income taxes                                  $(16,928)      $(16,761)
                                                                 ========       ========

Deferred tax assets, net of valuation allowances, have been recognized to the extent that, as of September 30, 2002, the likelihood of their realization is more likely than not. The valuation allowance of $8,275 relates to foreign tax credits, which are not more likely than not realizable. The decrease in the valuation allowance during fiscal 2002 resulted from the realization of foreign tax credits due to tax planning strategies identified in fiscal 2002. The amount of deferred tax assets considered realizable could be adjusted in the future as further tax planning strategies are identified. The change in the valuation allowance for the fiscal years ended September 30, 2002 and 2001 is as follows:

                                                             Fiscal year ended
                                                               September 30,
                                                          -----------------------
                                                            2002           2001
                                                            ----           ----

Balance at October 1                                      $(12,975)      $(12,975)
Utilization of foreign tax credit carryforwards              4,700              -
                                                          --------       --------

Balance at September 30                                   $ (8,275)      $(12,975)
                                                          ========       ========

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
---------------------------------------------------------------------------

12.   Commitments

Operating leases
The Company conducts retail operations under operating leases, which expire at various dates through 2029. Some of the leases contain renewal options and provide for contingent rent based upon sales plus certain tax and maintenance costs.

Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year at September 30, 2002 are as follows:

                          Fiscal year ending
                            September 30,
                          ------------------

2003                          $ 52,173
2004                            47,024
2005                            42,065
2006                            38,715
2007                            34,591
Thereafter                     136,854
                              --------

                              $351,422
                              ========

Operating lease rental expense (including real estate taxes and maintenance costs) and leases on a month to month basis were approximately $68,104, $62,355 and $54,749 for the years ended September 30, 2002, 2001 and 2000, respectively.

Purchase commitments
The Company was committed to make future purchases under various purchase arrangements with fixed price provisions aggregating approximately $13,304 at September 30, 2002.

Capital commitments
The Company had approximately $744 in open capital commitments at September 30, 2002, primarily related to manufacturing equipment as well as to computer hardware and software. Also, the Company has a $15,800 commitment for the construction of an automated warehouse over the next 18 months.

Employment and consulting agreements
The Company has employment agreements with two of its executive officers. The agreements, initially entered into in October 2002, have a term of 5 years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and changes in control of the Company. The annual commitment for salaries to these two officers as of September 30, 2002 was approximately $1,170.

The Company maintains a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, a director of the Company. The agreement requires Mr. Rudolph to provide consulting services to the Company through December 31, 2002, in exchange for a consulting

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
---------------------------------------------------------------------------

fee of $400 per year, payable monthly. In addition, Mr. Rudolph receives certain fringe benefits accorded to other executives of the Company. The Company currently intends to renew this consulting agreement for a period of one year on substantially similar terms.

Four members of H&B's senior executive staff have service contracts terminable by the Company upon twelve months notice. The annual aggregate commitment for such H&B executive staff as of September 30, 2002 was approximately $700.

Other
In the ordinary course of business, the Company has entered into a $600 stand-by letter of credit agreement under the CGA.

13.   Earnings Per Share

Basic earnings per share ("EPS") computations are calculated utilizing the weighted average number of common shares outstanding during the fiscal years. Diluted EPS include the weighted average number of common shares outstanding and the effect of common stock equivalents. The following is a reconciliation between basic and diluted EPS:

                                                              Fiscal year ended September 30,
                                                             ---------------------------------
                                                               2002         2001         2000
                                                               ----         ----         ----

Numerator:
  Numerator for basic EPS - income available to
   common stockholders                                       $95,791      $41,925      $51,508
                                                             =======      =======      =======
  Numerator for diluted EPS - income available to
   common stockholders                                       $95,791      $41,925      $51,508
                                                             =======      =======      =======

                                                              Fiscal year ended September 30,
                                                             ---------------------------------
                                                               2002         2001         2000
                                                               ----         ----         ----

Denominator:
  Denominator for basic EPS - weighted-average shares         65,952       65,774       67,327
  Effect of dilutive securities:
    Stock options                                              1,877        1,351        1,991
                                                             -------      -------      -------
  Denominator for diluted EPS - weighted-average shares       67,829       67,125       69,318
                                                             =======      =======      =======

Net EPS:
  Basic EPS                                                  $  1.45      $  0.64      $  0.77
                                                             =======      =======      =======

  Diluted EPS                                                $  1.41      $  0.62      $  0.74
                                                             =======      =======      =======

14.   Stock Option Plans

On March 11, 1992, the Board approved the issuance of an aggregate of 5,400 stock options to directors and officers, exercisable at $0.31 per share and expiring on March 10, 2002. During fiscal 1999, the Board approved the issuance of 3,000 options expiring at varying dates in 2008 and 2009

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
---------------------------------------------------------------------------

with exercise prices ranging from $4.75 to $6.19 per share. During fiscal 2000, the Board approved the issuance of 2,288 options expiring in 2010 with an exercise price of $5.88 per share. During fiscal 2001, the Board approved the issuance of 805 options expiring in 2011 with an exercise price of $5.47 per share. The exercise price of each of the aforementioned issuances was at or in excess of the closing price on NASDAQ at the date such options were granted. Stock options granted under the plans generally become exercisable on grant date and have a maximum term of ten years. The Company did not grant any stock options during fiscal 2002.

During fiscal 2002, options for 480 shares of common stock were exercised, with an aggregate exercise price of $2,072 for which the Company received cash proceeds of $1,899 and surrendered shares with a fair value of $173. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $3,882. Accordingly, a tax benefit of approximately $1,409 was credited to capital in excess of par. Also during fiscal 2002, the Company received an additional compensation deduction of approximately $1,118 due to the early disposition of certain incentive stock options exercised by employees. Accordingly, a tax benefit of approximately $406 was credited to capital in excess of par.

During fiscal 2001, options for 458 shares of common stock were exercised, with an aggregate exercise price of $2,604. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $1,990. Accordingly, a tax benefit of approximately $759 was credited to capital in excess of par. Also during fiscal 2001, the Company received an additional compensation deduction of approximately $1,299 due to the early disposition of certain incentive stock options exercised by employees. Accordingly, a tax benefit of approximately $500 was credited to capital in excess of par.

During fiscal 2000, options for 1,422 shares of common stock were exercised, with an aggregate exercise price of $4,408. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $4,700. Accordingly, a tax benefit of approximately $1,833 was credited to capital in excess of par.

A summary of stock option activity is as follows:

                                                              Fiscal Year Ended September 30,
                                            ---------------------------------------------------------------------
                                                    2002                    2001                    2000
                                            ---------------------   ---------------------   ---------------------
                                                         Weighted                Weighted                Weighted
                                                         average                 average                 average
                                             Number      exercise    Number      exercise    Number      exercise
                                            of shares     price     of shares     price     of shares     price
                                            ---------    --------   ---------    --------   ---------    --------

Outstanding at beginning of year              4,853       $5.62       4,536       $5.71       3,720       $4.53
Exercised                                      (480)      $4.32        (458)      $5.67      (1,422)      $2.87
Forfeited                                                               (30)      $5.13         (50)      $4.75
Granted                                                                 805       $5.47       2,288       $5.88
                                              -----       -----       -----       -----      ------       -----

Outstanding at end of year                    4,373       $5.77       4,853       $5.62       4,536       $5.71
                                              =====       =====       =====       =====      ======       =====

Exercisable at end of year                    4,373       $5.77       4,853       $5.62       4,536       $5.71
                                              =====       =====       =====       =====      ======       =====

Fair value of options granted during year                                         $3.80                   $3.64
                                                                                  =====                   =====

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
---------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at September 30, 2002:

                              Options Outstanding             Options Exercisable
                   --------------------------------------    -----------------------
                                    Weighted
                                    Average      Weighted                   Weighted
                                   Remaining     Average                    Average
    Range of         Shares       Contractual    Exercise      Shares       Exercise
Exercise Prices    Outstanding       Life         Price      Exercisable     Price
---------------    -----------    -----------    --------    -----------    --------

 $4.75 - $6.19        4,373        7.2 years      $5.77        4,373         $5.77

The Company applies APB Opinion 25 and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized in the year of grant. Had compensation cost been determined based upon the fair value of the stock options at grant date, consistent with the method under SFAS No. 123, the Company's net income and earnings per share for fiscal 2001 and 2000 would have been reduced to the following pro forma amounts indicated. There were no grants during fiscal 2002. Therefore, the pro forma and actual net income and related EPS are the same as amounts reported.

                                                                   Fiscal year ended September 30,
                                                                  ---------------------------------
                                                                   2002         2001         2000
                                                                   ----         ----         ----

Net income attributable to common stockholders as reported        $95,791      $41,925      $51,508
Pro forma net income                                              $95,791      $40,034      $46,428
Basic EPS as reported                                             $  1.45      $   .64      $   .77
Diluted EPS as reported                                           $  1.41      $   .62      $   .74
Pro forma basic EPS                                               $  1.45      $   .61      $   .69
Pro forma diluted EPS                                             $  1.41      $   .60      $   .67

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000 and 2001: (a) expected life of option of 4.8 years and 6.7 years; (b) dividend yield of 0%; (c) expected volatility of 70%; and (d) risk-free interest rate of 6% and 5%, respectively.

15.   Employee Benefit Plans

The Company sponsors a 401(k) plan covering substantially all employees with more than 6 months of service. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 50% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Company contributions are 2% of the participant's gross earnings to an annual maximum contribution of $4 per participant. Employees become fully vested in employer contributions after 3 years of service.

The Company also sponsors an Employee Stock Ownership Plan and Trust (ESOP) which covers substantially all employees who are employed at calendar year end and have completed one year of service (providing they worked at least 1,000 hours during such plan year). The ESOP is designed to comply with
Section 4975(e)(7) and the regulations thereunder of the Internal Revenue Code of 1986, as amended (Code) and is subject to the applicable provisions of the Employee Retirement Income

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
---------------------------------------------------------------------------

Security Act of 1974 (ERISA). Contributions are made on a voluntary basis by the Company. There is no minimum contribution required in any one year. There are no contributions required or permitted to be made by an employee. All contributions are allocated to participant accounts as defined. Employees become vested in their respective accounts after 5 years of service, provided the Plan is not considered top-heavy. If the Plan is considered top-heavy, employees will become vested after 3 years of service. For more information regarding the plan, please refer to the Company's annual Form 11-K filings of the Plan.

The accompanying financial statements reflect contributions to these plans in the approximate amount of $1,429, $1,480 and $1,670 for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

16.   Litigation

A consolidated stockholder derivative action was filed in 2000 in the Chancery Court in Delaware against certain officers and directors of the Company. The derivative claim alleged that the named officers and directors failed to disclose material facts during the period from January 27, 2000 to June 15, 2000, which purportedly resulted in a decline in the price of the Company's stock after June 15, 2000. The derivative action was voluntarily dismissed in December 2002. A consolidated stockholder class action complaint filed in the Eastern District of New York in 2000, predicated on the same facts, was dismissed by that court on September 28, 2002, and the case formally closed on October 31, 2002.

On July 25, 2002, a purported consumer class action was filed in New York State Court against several manufacturers and retailers of so-called prohormone supplements including the U.S. retail subsidiary of the Company. Prohormones are substitutes such as androstenedione that plaintiffs allege are hormone precursors ingested to promote muscle growth. Plaintiffs allege that the advertising and labeling of certain pro hormone supplements overstate their efficacy and do not fully disclose their risks, and seek class certification and injunctive and monetary relief. The action was severed into separate class actions against each of the defendants. On December 6, 2002, an amended class action complaint was filed against the U.S. retail subsidiary of the Company that purported to elaborate on the claims initially alleged. The Company believes that this action is without merit, and intends to move to dismiss the amended pleading and to vigorously defend against the claims asserted. However, because this action is in its early stages, no determination can be made at this time as to the final outcome.

On August 28, 2001, the Company was also named as a defendant, along with other companies, in a purported class action commenced in an Alabama state court. Plaintiffs allege that NBTY manufactured and marketed misbranded nutrition bars and seek class certification, injunctive declaratory, and monetary relief. Class discovery is being taken, and a hearing is currently scheduled for the spring of 2003 to determine whether a class should be certified. NBTY is vigorously defending class certification on the basis that the plaintiffs were not damaged as alleged as a result of any action by NBTY. In addition, NBTY contends that this matter is not appropriate for class certification because the named plaintiffs are inadequate class representatives and not typical of persons who purchased the nutrition bars in these proceedings.

On October 3, 2002, the Company was named as a defendant in a second purported class action commenced in the same Alabama state court as the above-identified litigation. Plaintiffs, in an attempt to pursue several retailers, including NBTY, and not manufacturers of nutrition bars, allege

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
---------------------------------------------------------------------------

that NBTY marketed misbranded nutrition bars. In November 2002, NBTY filed a motion to dismiss or abate the lawsuit based on the principle that the court lacks subject-matter jurisdiction because the earlier-filed lawsuit, which seeks identical relief for the same purported class action against the manufacturers, preempts this second attempt to certify a class against NBTY. The Company believes that both Alabama suits are without merit. However, no determination can be made as of the date of this report as to the final outcome of these suits.

In addition to the foregoing, other claims, suits and complaints arise in the ordinary course of the Company's business. The Company believes that such other claims, suits and complaints would not have a material adverse effect on the Company's consolidated financial condition or results of operations, if adversely determined against the Company.

The Company is a plaintiff in a vitamin antitrust litigation brought in the United States District Court in the District of Columbia against F. Hoffman-La Roche Ltd. and others for alleged price fixing. Certain of the defendants have pleaded guilty in criminal proceedings arising from the same set of facts. Partial settlements with certain defendants have been made and negotiations with other defendants are currently being held. In fiscal 2002 and 2000, the Company received $21,354 and $2,511, respectively, in partial settlement of ongoing price fixing litigation.

17.   Segment Information

The Company's segments are organized by sales market on a worldwide basis. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the pre-tax operating income or loss (prior to corporate allocations) of each segment. The Company's segment reporting disclosures have been changed to exclude corporate general and administrative allocations, as this is the key performance indicator reviewed by management. Prior periods presented have been reclassified to conform to the current year presentation. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Such unallocated expenses remain in the corporate segment. The U.K./Ireland retail operations do not include any transfer pricing absorption.

The Company reports four worldwide segments: Puritan's Pride/Direct Response, Retail: United States, Retail: United Kingdom/Ireland, and Wholesale. All of the Company's products fall into one of these four segments. The Puritan's Pride/Direct Response segment generates revenue through the sale of its products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail or phoning customer service representatives in New York, Illinois or the United Kingdom. The Retail United States segment generates revenue through the sale of proprietary brand and third-party products through its 544 Company-operated stores. The Retail United Kingdom/Ireland segment generates revenue through the sale of proprietary brand and third-party products in 468 Company-operated stores. The Wholesale segment (including Network Marketing) is comprised of several divisions each targeting specific market groups. These market groups include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
---------------------------------------------------------------------------

The following table represents key financial information of the Company's business segments (in thousands, except for number of locations):

                                                      Fiscal Year Ended September 30,
                                                  -------------------------------------
                                                     2002          2001          2000
                                                     ----          ----          ----

Puritan's Pride/Direct Response
  Revenue                                         $ 183,313     $ 172,203     $ 182,693
  Operating income                                   66,273        67,264        67,714
  Depreciation and amortization                       5,347         4,991         4,019
  Identifiable assets                                67,337        71,821        69,513
  Capital expenditures                                  925           407         1,980

Retail:
  United States
  Revenue                                         $ 198,602     $ 174,987     $ 149,055
  Operating loss                                     (4,975)      (12,737)       (7,722)
  Depreciation and amortization                      13,235        13,820        11,314
  Identifiable assets                                73,278        79,401        78,672
  Capital expenditures                                4,633         9,118        25,173
  Locations open at end of year                         544           525           476

  United Kingdom/Ireland
  Revenue                                         $ 290,881     $ 262,876     $ 248,602
  Operating income                                   79,420        59,654        45,459
  Depreciation and amortization                       8,295        12,564        12,282
  Identifiable assets                               225,471       220,662       200,373
  Capital expenditures                                3,773         7,829        13,949
  Locations open at end of year                         468           461           427

Wholesale:
  Revenue                                         $ 291,287     $ 196,832     $ 140,506
  Operating income                                   60,197        27,234        31,060
  Depreciation and amortization                       1,155         1,434         1,100
  Identifiable assets                                36,123        51,451        17,003
  Capital expenditures                                1,370         1,310         1,486

Corporate:
  Recovery of raw material costs                  $  21,354     $       -     $   2,511
  Corporate expenses                                (66,623)      (54,322)      (41,703)
  Depreciation and amortization - manufacturing       9,909         8,291         6,950
  Depreciation and amortization - other               4,251         3,846         2,836
  Corporate manufacturing identifiable assets       332,468       285,127       238,052
  Capital expenditures - manufacturing                5,677         9,916         4,439
  Capital expenditures - other                        5,111         8,617         4,759

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
---------------------------------------------------------------------------

                                              Fiscal Year Ended September 30,
                                           ------------------------------------
                                             2002          2001          2000
                                             ----          ----          ----

Consolidated totals:
  Revenue                                  $964,083      $806,898      $720,856
  Operating income                          155,646        87,093        97,319
  Depreciation and amortization              42,192        44,946        38,501
  Identifiable assets                       734,677       708,462       603,613
  Capital expenditures                       21,489        37,197        51,786

Revenue by location of customer
  United States                            $658,732      $530,361      $458,543
  United Kingdom/Ireland                    290,881       262,876       248,602
  Other foreign countries                    14,470        13,661        13,711
                                           --------      --------      --------

      Consolidated totals                  $964,083      $806,898      $720,856
                                           ========      ========      ========

Long-lived assets
  United States                            $257,308      $267,690      $238,019
  United Kingdom                            152,349       147,254       148,269
                                           --------      --------      --------

      Consolidated totals                  $409,657      $414,944      $386,288
                                           ========      ========      ========

18.   Related Party Transactions

An entity owned by a relative of a director received sales commissions of $585, $501 and $520 in fiscal 2002, 2001 and 2000, respectively, and had trade receivable balances approximating $3,632 and $3,142 at September 30, 2002 and 2001, respectively.

An entity owned by a relative of a director performed landscaping and maintenance on the Company's properties and received compensation of $93, $128 and $80 in 2002, 2001 and 2000, respectively.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
---------------------------------------------------------------------------

19.   Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for fiscal 2002 and 2001:

                                                       Quarter ended
                                   -------------------------------------------------------
                                   December 31,    March 31,     June 30,    September 30,
                                   ------------    ---------     --------    -------------

2002:
  Net sales                          $215,090      $251,544      $251,987      $245,462
  Gross profit                        114,180       138,555       140,080       137,657
  Income before income taxes           18,153        41,581        49,286        29,687
  Net income                           11,164        25,571        29,707        29,349
  Net income per diluted share       $    .17      $    .38      $    .44      $    .43 (b)

2001:
  Net sales                          $166,829      $224,775      $203,926      $211,368
  Gross profit                         92,324       126,971       116,466       115,970
  Income before income taxes            1,038        29,183        21,734        15,928 (a)
  Net income                              639        17,948        13,366         9,972
  Net income per diluted share       $    .01      $    .27     $     .20      $    .15 (b)

(a) A year-end inventory adjustment resulted in an increase to pre-tax income of approximately $3,900 in 2001. This adjustment was due to the Company utilizing the gross profit method to value inventory during interim periods and the year-end valuation of the Company's annual physical inventory.

(b)   Amounts may not equal fiscal year totals due to rounding.

20.   Subsequent Event

On December 11, 2002, the Company signed a letter of intent to purchase a chain of health food stores located throughout the Netherlands for approximately [Euro] 16,500 (approximately $16,620) in cash. The chain has annual net sales of approximately $30,219. The transaction, which is subject to certain Dutch approvals, is expected to be completed in the first quarter of 2003.

                                 SCHEDULE II

                         NBTY, INC. AND SUBSIDIARIES
                      Valuation and Qualifying Accounts
            For the years ended September 30, 2002, 2001 and 2000


(Dollars in thousands)

Column A                                           Column B              Column C               Column D        Column E
                                                                         Additions
                                                  Balance at     Charged to     Charged to                     Balance at
                                                  beginning      costs and        Other                          end of
                 Description                      of period      expenses        Accounts      Deductions        period
                 -----------                      ----------     ----------     ----------     ----------      ----------


Fiscal year ended September 30, 2002:
  Allowance for doubtful accounts                  $ 3,222         $1,064                      $   (92)(a)      $ 4,194
  Valuation allowance for deferred tax assets      $12,975                                     $(4,700)(b)      $ 8,275

Fiscal year ended September 30, 2001
  Allowance for doubtful accounts                  $ 1,227         $2,014                      $   (19)(a)      $ 3,222
  Valuation allowance for deferred tax assets      $12,975                                                      $12,975

Fiscal year ended September 30, 2000
  Allowance for doubtful accounts                  $ 1,248         $    6                      $   (27)(a)      $ 1,227
  Valuation allowance for deferred tax assets      $12,975                                                      $12,975

--------------------

(a)   Uncollectible accounts written off.
(b)   Utilization of foreign tax credits.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NBTY, Inc.
                                       (Registrant)


                                       By: /s/ Scott Rudolph
                                           ------------------------------------
                                           Scott Rudolph
                                           Chairman and Chief Executive Officer

Dated: December 18, 2002

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                            Title                       Date
      ---------                            -----                       ----

/s/ Scott Rudolph              Chairman and
--------------------------     Chief Executive Officer
Scott Rudolph                  (Principal Executive Officer)     December 18, 2002

/s/ Harvey Kamil               President and Chief
--------------------------     Financial Officer
Harvey Kamil                   (Principal Operating Officer,
                               Principal Financial and
                               Accounting Officer)               December 18, 2002


/s/ Arthur Rudolph             Director                          December 18, 2002
--------------------------
Arthur Rudolph


/s/ Aram Garabedian            Director                          December 18, 2002
--------------------------
Aram Garabedian


/s/ Bernard G. Owen            Director                          December 18, 2002
--------------------------
Bernard G. Owen





      Signature                            Title                       Date
      ---------                            -----                       ----

/s/ Alfred Sacks               Director                          December 18, 2002
--------------------------
Alfred Sacks


/s/ Murray Daly                Director                          December 18, 2002
--------------------------
Murray Daly


/s/ Glenn Cohen                Director                          December 18, 2002
--------------------------
Glenn Cohen


/s/ Nathan Rosenblatt          Director                          December 18, 2002
--------------------------
Nathan Rosenblatt


/s/ Michael L. Ashner          Director                          December 18, 2002
--------------------------
Michael L. Ashner


/s/ Michael C. Slade           Director                          December 18, 2002
--------------------------
Michael C. Slade


/s/ Peter White                Director                          December 18, 2002
--------------------------
Peter White

                               CERTIFICATIONS
                               --------------

I, Scott Rudolph, certify that:

1.    I have reviewed this annual report on Form 10-K of NBTY, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to name the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in the annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

Dated:  December 19, 2002
                 --

                                       Signature:


                                       /s/ Scott Rudolph
                                       ------------------------------------
                                           Scott Rudolph
                                           Principal Executive Officer

                               CERTIFICATIONS
                               --------------

I, Harvey Kamil, certify that:

1.    I have reviewed this annual report on Form 10-K of NBTY, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to name the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in the annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and
      the audit committee of   registrant's board of directors (or persons
      performing the equivalent functions);

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

Dated:  December 19, 2002
                 --

                                       Signature:


                                       /s/ Harvey Kamil
                                       ------------------------------------
                                           Harvey Kamil
                                           Principal Financial Officer