Form 10-Q
period 2002-12-31
NBTY INC
filed 2003-01-31
CIK 70793

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended    December 31, 2002

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

                            YES  [X]    NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                            YES  [X]    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Title of Class                Shares Outstanding
                Common Stock                as of January 24, 2003
          Par value $.008 per share               66,451,570

                         NBTY, INC. and SUBSIDIARIES

                                  FORM 10-Q
                   FISCAL QUARTER ENDED DECEMBER 31, 2002
                                    INDEX

PART I.    Financial Information                                           Page

   ITEM 1.    Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets                           1

              Condensed Consolidated Statements of Income                     2

              Condensed Consolidated Statements of
               Stockholders' Equity and Comprehensive Income                  3

              Condensed Consolidated Statements of Cash Flows             4 - 5

              Notes to Condensed Consolidated Financial Statements       6 - 13

   ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      14 - 23

   ITEM 3.    Qualitative and Quantitative Disclosures about Market
               Risk                                                          24

   ITEM 4.    Controls and Procedures                                        25

PART II.   Other Information

   ITEM 6.    Exhibits and Reports on Form 8-K                               26

              Signatures                                                     27

              Certifications                                            28 - 29

              Exhibits                                                  30 - 31

ITEM 1:

                         NBTY, INC. and SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

(Dollars and shares in thousands)

Assets                                              December 31,    September 30,
                                                        2002             2002
                                                    ------------    -------------

Current assets:
  Cash and cash equivalents                           $ 38,130         $ 26,229
  Investments in bonds, at fair value                    8,467            8,194
  Accounts receivable, less allowance for
   doubtful accounts of $4,422 at
   December 31, 2002 and $4,194 at
   September 30, 2002                                   36,848           41,362
  Inventories                                          214,757          204,402
  Deferred income taxes                                 11,206           11,206
  Prepaid expenses and other current assets             23,912           24,691
                                                      -------------------------
      Total current assets                             333,320          316,084

Property, plant and equipment, net                     218,711          216,245
Goodwill                                               147,770          144,999
Intangible assets, net                                  47,324           48,413
Other assets                                             5,758            8,936
                                                      -------------------------
      Total assets                                    $752,883         $734,677
                                                      =========================

Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt
   and capital lease obligations                      $ 22,889         $ 23,044
  Accounts payable                                      38,463           48,616
  Accrued expenses and other current liabilities        70,619           58,714
                                                      -------------------------
      Total current liabilities                        131,971          130,374

Long-term debt                                         158,194          163,874
Deferred income taxes                                   16,970           16,928
Other liabilities                                        4,215            4,244
                                                      -------------------------
      Total liabilities                                311,350          315,420
                                                      -------------------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.008 par; authorized 175,000
   shares; issued and outstanding 66,233
   shares at December 31, 2002 and
   66,133 shares at September 30, 2002                     530              529
  Capital in excess of par                             127,993          126,283
  Retained earnings                                    304,492          287,868
                                                      -------------------------
                                                       433,015          414,680
  Accumulated other comprehensive income                 8,518            4,577
                                                      -------------------------
      Total stockholders' equity                       441,533          419,257
                                                      -------------------------
      Total liabilities and stockholders' equity      $752,883         $734,677
                                                      =========================

          See notes to condensed consolidated financial statements.

                         NBTY, INC. and SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

(Dollars and shares in thousands, except per share amounts)

                                                For the three months
                                                 ended December 31,
                                               ----------------------
                                                 2002         2001
                                                 ----         ----

Net sales                                      $241,404     $215,090
                                               ---------------------

Costs and expenses:
  Cost of sales                                 106,680      100,910
  Catalog printing, postage and promotion        13,855        9,010
  Selling, general and administrative            93,375       81,912
                                               ---------------------
                                                213,910      191,832
                                               ---------------------

Income from operations                           27,494       23,258
                                               ---------------------

Other income (expense):
  Interest                                       (4,046)      (6,008)
  Miscellaneous, net                              1,239          903
                                               ---------------------
                                                 (2,807)      (5,105)
                                               ---------------------

Income before income taxes                       24,687       18,153

Provision for income taxes                        8,063        6,989
                                               ---------------------
      Net income                               $ 16,624     $ 11,164
                                               =====================

Net income per share:
  Basic                                        $   0.25     $   0.17
  Diluted                                      $   0.24     $   0.17

Weighted average common shares outstanding:
  Basic                                          66,172       65,727
  Diluted                                        68,078       67,251

          See notes to condensed consolidated financial statements.

                         NBTY, INC. and SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       AND COMPREHENSIVE INCOME FOR THE YEAR ENDED SEPTEMBER 30, 2002
                  AND THREE MONTHS ENDED DECEMBER 31, 2002
                                 (Unaudited)

(Dollars and shares in thousands)

                         Common Stock                                              Accumulated
                      ------------------    Capital                   Stock           Other           Total           Total
                      Number of            in Excess   Retained   Subscriptions   Comprehensive   Stockholders'   Comprehensive
                       Shares     Amount    of Par     Earnings     Receivable    Income (Loss)      Equity          Income
                      ---------   ------   ---------   --------   -------------   -------------   -------------   -------------

Balance,
 September 30, 2001    65,724      $526    $122,513    $193,184      $(839)         $(12,978)        $302,406        $ 41,799
                                                                                                                     ========

Components of
 comprehensive
 income:
  Net income                                             95,791                                        95,791        $ 95,791
  Foreign currency
   translation
   adjustment                                                                         17,603           17,603          17,603
  Change in net
   unrealized gain
   on available-for
   -sale investments                                                                     (48)             (48)            (48)
Treasury stock
 retired                  (71)       (1)       (113)     (1,107)                                       (1,221)
Exercise of stock
 options                  480         4       2,068                                                     2,072
Tax benefit from
 exercise of stock
 options                                      1,815                                                     1,815
Repayment of stock
 subscriptions
 receivable                                                            839                                839
                       ------------------------------------------------------------------------------------------------------
Balance,
 September 30, 2002    66,133       529     126,283     287,868          -             4,577          419,257        $113,346
                                                                                                                     ========

Components of
 comprehensive
 income:
  Net income                                             16,624                                        16,624        $ 16,624
  Foreign currency
   translation
   adjustment                                                                          3,668            3,668           3,668
  Change in net
   unrealized gain
   on available-for
   -sale investments                                                                     273              273             273
Shares issued and
 contributed to ESOP      100         1       1,710                                                     1,711
                       ------------------------------------------------------------------------------------------------------

Balance,
 December 31, 2002     66,233      $530    $127,993    $304,492      $   0          $  8,518         $441,533        $ 20,565
                       ======================================================================================================

          See notes to condensed consolidated financial statements.

                         NBTY, INC. and SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

(Dollars in thousands)

                                                                 For the three months
                                                                  ended December 31,
                                                                 --------------------
                                                                   2002        2001
                                                                   ----        ----

Cash flows from operating activities:
  Net income                                                     $ 16,624     $11,164
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    (Gain) loss on disposal/sale of property, plant
     and equipment                                                   (969)         26
    Depreciation and amortization                                  10,555      10,543
    Foreign currency exchange rate loss                             1,420
    Amortization of deferred financing costs                          196         191
    Amortization of bond discount                                      31          31
    Allowance for doubtful accounts                                   228         450
    Compensation expense for ESOP                                     428
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                           3,735      (2,184)
      Inventories                                                  (9,372)     10,242
      Prepaid expenses and other current assets                     2,360       2,549
      Other assets                                                  1,132         959
      Accounts payable                                            (10,594)     (5,709)
      Accrued expenses and other current liabilities                8,823      (6,204)
      Other liabilities                                               (30)         (3)
                                                                 --------------------
        Net cash provided by operating activities                  24,567      22,055
                                                                 --------------------

Cash flows from investing activities:
  Cash paid for acquisitions                                                   (6,843)
  Release of cash held in escrow                                    2,403       4,600
  Purchase of property, plant and equipment                       (11,322)     (5,585)
  Proceeds from sale of property, plant and equipment               1,293
                                                                 --------------------
        Net cash used in investing activities                      (7,626)     (7,828)
                                                                 --------------------

Cash flows from financing activities:
  Principal payments under long-term debt agreements
   and capital leases                                              (5,866)     (8,816)
  Proceeds from stock options exercised                                            36
                                                                 --------------------
        Net cash used in financing activities                      (5,866)     (8,780)
                                                                 --------------------

Effect of exchange rate changes on cash and cash equivalents          826        (271)
                                                                 --------------------


Continued

          See notes to condensed consolidated financial statements.




                         NBTY, INC. and SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                 (Unaudited)

(Dollars in thousands)

                                                                 For the three months
                                                                  ended December 31,
                                                                 --------------------
                                                                   2002        2001
                                                                   ----        ----

Net increase in cash and cash equivalents                        $ 11,901     $ 5,176

Cash and cash equivalents at beginning of period                   26,229      34,434
                                                                 --------------------

Cash and cash equivalents at end of period                       $ 38,130     $39,610
                                                                 ====================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                       $  1,151     $ 2,130
  Cash paid during the period for income taxes                   $  6,269     $ 8,920

Non-cash financing information:

      During the three months ended December 31, 2002, the Company issued 100 shares of NBTY stock (having a total then market value of approximately $1,711) as a contribution to the ESOP plan.

          See notes to condensed consolidated financial statements.

                         NBTY, INC. and SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                  (In thousands, except per share amounts)

1.    Principles of consolidation and basis of presentation

The accompanying condensed consolidated financial statements as of December 31, 2002 and September 30, 2002 and for the three months ended December 31, 2002 and December 31, 2001 have been prepared by NBTY, Inc. and Subsidiaries (the "Company") and have not been audited. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company's fiscal year ends on September 30. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (such adjustments are of a normal recurring nature) necessary to present fairly its financial position and its results of operations and its cash flows.

The results of operations for the three months ended December 31, 2002 and December 31, 2001 are not necessarily indicative of the results to be expected for the full year ending September 30, 2003. As these are condensed consolidated financial statements, this report should be read in conjunction with the Company's consolidated financial statements and the notes included in its Annual report on Form 10-K for the fiscal year ended September 30, 2002.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates include the valuation of inventories, the allowance for doubtful accounts receivable, valuation of deferred tax assets, and the recoverability of long-lived assets. Actual results could differ from those estimates.

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

                         NBTY, INC. and SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
        (In thousands, except per share amounts and number of stores)

New accounting developments

In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires, among other things, that entities record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. This statement, which will become effective for the Company on October 1, 2003, is not expected to have a material impact on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived-Assets to Be Disposed Of." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Under SFAS No. 144, assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recorded. The Company adopted SFAS No. 144 effective October 1, 2002. There was no impact on the Company as a result of adopting SFAS No. 144.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity is recognized when incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up-front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" (the "Interpretation"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The recognition and measurement provisions of the Interpretation are effective for all guarantees entered into or modified after December 31, 2002. The Company does not enter into such transactions and therefore the adoption of this standard did not impact its consolidated financial position, results of operations, or disclosure requirements.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending September 30, 2003 and must also provide the disclosures in its quarterly reports containing condensed consolidated financial statements for interim periods beginning with the quarterly period ending March 31, 2003.

                         NBTY, INC. and SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
        (In thousands, except per share amounts and number of stores)

2.    Acquisitions

On December 6, 2001, the Company acquired out of bankruptcy certain assets of HealthCentral.com for approximately $2,800 in cash. The assets include the customer list of the mail order operation, L&H Vitamins, and the customer list and URL's of Vitamins.com and WebRx.com. Assets acquired were classified as intangibles, specifically as a customer list ($2,800) which is being amortized over 15 years. These operations had sales for the last 12 months, prior to acquisition date, of approximately $15,000 and a combined customer list of approximately 1,800 names, which has been merged into the existing customer base of the Puritan's Pride/Direct Response business.

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

3.    Comprehensive income

Total comprehensive income for the Company includes net income, the effects of foreign currency translation and unrealized gains on available-for-sale securities, which are charged or credited to the cumulative other comprehensive income account within stockholders' equity. Total comprehensive income for the three months ended December 31, 2002 and 2001 are as follows:


                                              For the three months
                                               ended December 31,
                                              --------------------
                                                2002        2001
                                                ----        ----

Net income                                    $16,624     $11,164
Changes in:
  Unrealized holding gains                        273
  Foreign currency translation adjustments      3,668      (1,733)
                                              -------------------
      Total comprehensive income              $20,565     $ 9,431
                                              ===================

Accumulated other comprehensive income, which is classified as a separate component of stockholders' equity, is comprised of net gains on foreign currency translation of $8,293 and $4,625 at December 31, 2002 and September 30, 2002, respectively, and net unrealized holding gains (losses) on available-for-sale securities of $225 at December 31, 2002 and ($48) at September 30, 2002, respectively.

                         NBTY, INC. and SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
        (In thousands, except per share amounts and number of stores)

4.    Investments in bonds

The Company classifies its investments in bonds as available for sale and reports them at fair market value (based on quoted market prices), with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in stockholders' equity. Market quotes may not represent firm bids of such dealers or prices for actual sales. There is only a thinly traded market for such securities and recent market ratings of such debt are as follows: Moody's Investors Service, Inc. currently rates these debt securities as Caa2 and Standard & Poor's currently rates these debt securities as a CCC-. Both credit agencies' ratings remained unchanged from the prior period.

5.    Inventories

The components of inventories are as follows:


                     December 31,    September 30,
                         2002             2002
                     ------------    -------------

Raw materials          $ 80,956         $ 77,051
Work-in-process          10,984            8,527
Finished goods          122,817          118,824
                       -------------------------
                       $214,757         $204,402
                       =========================

6.    Earnings per share (EPS)

Basic EPS computations are based on the weighted average number of common shares outstanding during the three month periods ended December 31, 2002 and December 31, 2001. Diluted EPS includes the dilutive effect of outstanding stock options, as if exercised. The following is a reconciliation between basic and diluted EPS:

                         NBTY, INC. and SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
        (In thousands, except per share amounts and number of stores)


                                         For the three months
                                          ended December 31,
                                         --------------------
                                          2002        2001
                                          ----        ----

Numerator:
  Numerator for basic EPS - income
   available to common stockholders      $16,624     $11,164
                                         ===================
  Numerator for diluted EPS - income
   available to common stockholders      $16,624     $11,164
                                         ===================

Denominator:
  Denominator for basic EPS -
   weighted-average shares                66,172      65,727
  Effect of dilutive securities:
   Stock options                           1,906       1,524
                                         -------------------
  Denominator for diluted EPS -
   weighted-average shares                68,078      67,251
                                         ===================

Net EPS:
  Basic EPS                              $  0.25     $  0.17
                                         ===================
  Diluted EPS                            $  0.24     $  0.17
                                         ===================

7.    Goodwill and Intangible Assets

SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives not be amortized but, instead, tested for impairment at least annually. Accordingly, effective October 1, 2001, the Company ceased amortizing goodwill and a certain trademark, which are the only intangible assets with an indefinite useful life. The Company continues to amortize other intangible assets, consisting primarily of customer lists, trademarks, and covenants not to compete using the straight line method over their estimated useful lives of two to fifteen years. The carrying amount of acquired intangible assets as of December 31, 2002 and September 30, 2002 is as follows:


                                         December 31, 2002                  September 30, 2002
                                  -------------------------------     -------------------------------
                                  Gross carrying     Accumulated      Gross carrying     Accumulated       Amortization
                                      amount         Amortization         amount         Amortization     Period (years)
                                  --------------     ------------     --------------     ------------     --------------

Amortized intangible assets:
  Customer lists                     $61,368           $16,650           $64,283           $18,668            6 - 15
  Trademark and licenses               2,414             2,284             2,429             2,188             2 - 3
  Covenants not to compete             1,300               624             2,605             1,848             5 - 7
                                     -------------------------------------------------------------
                                     $65,082           $19,558           $69,317           $22,704
                                     =============================================================

Unamortized intangible asset:
  Trademark                            1,800                 -             1,800                 -
                                     -------------------------------------------------------------

      Total intangible assets        $66,882           $19,558           $71,117           $22,704
                                     =============================================================

                         NBTY, INC. and SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
        (In thousands, except per share amounts and number of stores)

The changes in the carrying amount of goodwill by segment for the three month period ended December 31, 2002, are as follows:


                                 Puritan's Pride/    Retail United     Retail United
                                 Direct Response        States        Kingdom/Ireland    Wholesale    Consolidated
                                 ----------------    -------------    ---------------    ---------    ------------

Balance at September 30, 2002        $15,197            $7,588           $117,322         $4,892        $144,999
Foreign currency translation                                                2,771                          2,771
                                     ---------------------------------------------------------------------------

Balance at December 31, 2002         $15,197            $7,588           $120,093         $4,892        $147,770
                                     ===========================================================================

Aggregate amortization expense of definite lived intangible assets for the three months ended December 31, 2002 and December 31, 2001 was approximately $1,100 and $1,000, respectively.

Estimated amortization expense, assuming no changes in the Company's intangible assets, for each of the five succeeding fiscal years, beginning with fiscal 2003, is $4,140 (2003), $3,862 (2004), $3,714 (2005), $3,656
(2006), and $3,594 (2007).

8.    Segment Information:

The Company's segments are organized by sales market on a worldwide basis. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the pretax operating income or loss (prior to corporate allocations) of each segment, as this is the key performance indicator reviewed by management. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Such unallocated expenses remain in the corporate segment. The Company's segment reporting disclosures for the prior periods presented have been reclassified to exclude corporate general and administrative expenses, which conforms to the current year presentation. The U.K./Ireland operations do not include any transfer pricing absorption. The accounting policies of all of the operating segments are the same as those described in the summary of significant accounting policies in Note 1.

The Company reports four worldwide segments: Puritan's Pride/Direct Response, Retail: United States, Retail: United Kingdom/Ireland, and Wholesale. All of the Company's products fall into one of these four segments. The Puritan's Pride/Direct Response segment generates revenue through the sale of its products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail or by phoning customer service representatives in New York, Illinois or the United Kingdom. The Retail United States segment generates revenue through the sale of proprietary brand and third-party products through its 542 Company-operated stores. The Retail United Kingdom/Ireland segment generates revenue through the sale of proprietary brand and third-party products in 468 Company-operated stores. The Wholesale segment (including Network Marketing) is comprised of several divisions each targeting specific market groups. These market groups include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers.

                         NBTY, INC. and SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
        (In thousands, except per share amounts and number of stores)

The following table represents key financial information of the Company's business segments:


                                            For the three months
                                             ended December 31,
                                            --------------------
                                              2002         2001
                                              ----         ----

Puritan's Pride/Direct Response
  Revenue                                   $ 34,412     $ 32,638
  Operating income                            11,015       11,825
  Depreciation and amortization                1,337        1,313
  Identifiable assets, at end of period       83,787       87,212
  Capital expenditures                           240          193

Retail:
  United States
  Revenue                                   $ 50,263     $ 44,211
  Operating loss                              (1,654)      (2,650)
  Depreciation and amortization                2,936        3,480
  Identifiable assets, at end of period       70,739       77,808
  Capital expenditures                           498        1,030
  Locations open at end of period                542          533

  United Kingdom/Ireland
  Revenue                                   $ 82,613     $ 72,604
  Operating income                            22,291       20,064
  Depreciation and amortization                2,165        2,090
  Identifiable assets, at end of period      247,030      213,002
  Capital expenditures                         1,513        1,073
  Locations open at end of period                468          463

Wholesale:
  Revenue                                   $ 74,116     $ 65,637
  Operating income                            14,204        9,589
  Depreciation and amortization                  209          334
  Identifiable assets, at end of period       59,064       61,434
  Capital expenditures                            79           62

                         NBTY, INC. and SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
        (In thousands, except per share amounts and number of stores)


                                                                      For the three months
                                                                       ended December 31,
                                                                    -------------------------
                                                                       2002           2001
                                                                       ----           ----

Corporate:
  Corporate expenses                                                $ (18,362)     $ (15,570)
  Depreciation and amortization - manufacturing                         2,590          2,378
  Depreciation and amortization - other                                 1,318            948
  Corporate manufacturing identifiable assets, at end of period       292,263        256,791
  Capital expenditures - manufacturing                                    662          2,219
  Capital expenditures - other                                          8,330          1,008

Consolidated totals:
  Revenue                                                           $ 241,404      $ 215,090
  Operating income                                                     27,494         23,258
  Depreciation and amortization                                        10,555         10,543
  Identifiable assets, at end of period                               752,883        696,247
  Capital expenditures                                                 11,322          5,585

Foreign subsidiaries account for approximately 34% of net revenues, 32% of assets and 11% of total liabilities as of December 31, 2002.

ITEM 2:

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

Forward Looking Statements:
---------------------------

NBTY is a leading vertically integrated U.S. manufacturer and distributor of a broad line of high-quality, value-priced nutritional supplements in the United States and throughout the world. The Company markets more than 1,100 products under several brands, including Nature's Bounty(R), Vitamin World(R), Puritan's Pride(R), Holland & Barrett(R), Nutrition Headquarters(R), American Health(R), Nutrition Warehouse(R) and Dynamic Essentials(R).

Information contained on this 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. All of these forward-looking statements, which can be identified by the use of terminology such as "subject to," "believe," "expects," "may," "will," "should," "can," or "anticipates," or the negative thereof, or variations thereon, or comparable terminology, or by discussions of strategy which, although believed to be reasonable, are inherently uncertain. Factors that may affect such forward-looking statements include
(i) slow or negative growth in the nutritional supplement industry; (ii) disruptions of business or negative impact on sales and earnings due to acts of war, terrorism, bio-terrorism, or civil unrest; (iii) adverse publicity regarding the consumption of nutritional supplements; (iv) inability to retain customers of companies (or mailing lists) recently acquired; (v) increased competition; (vi) increased costs; (vii) loss or retirement of key members of management; (viii) increases in the cost of borrowings and unavailability of additional debt or equity capital; (ix) unavailability of, or inability to consummate, advantageous acquisitions in the future or the inability of the Company to integrate acquisitions into the mainstream of its business; (x) changes in general worldwide economic and political conditions in the markets in which the Company may compete from time to time; (xi) the inability of the Company to gain and/or hold market share of its wholesale and retail customers; (xii) loss or reduction in ephedra sales; (xiii) unavailability of electricity in certain geographical areas;
(xiv) exposure to, expense of defending and resolving, product liability claims and other litigation; (xv) the ability of the Company to successfully implement its business strategy; (xvi) the inability of the Company to manage its retail operations efficiently; (xvii) consumer acceptance of the Company's products; (xviii) uncertainty in negotiating and consummating acquisitions which may be subject to bankruptcy court approval; (xix) the inability of the Company to renew leases on its retail locations; (xx) inability of the Company's retail stores to attain profitability; (xxi) the absence of clinical trials for many of the Company's products; (xxii) sales and earnings volatility and/or trends; (xxiii) the Company's ability to manufacture its products efficiently; (xxiv) the rapidly changing nature of the Internet and on-line commerce; (xxv) fluctuations in foreign currencies, and more particularly the British Pound; (xxvi) import-export controls on sales to foreign countries; (xxvii) the inability of the Company to secure favorable new sites for, and delays in opening, new retail locations; (xxviii) introduction of new federal, state or foreign legislation or regulation or adverse determinations by regulators, and more particularly the Food Supplements Directive and the Traditional Herbal Medicinal Products Directive in Europe; (xxix) the mix of the Company's products and the profit margins thereon; (xxx) the availability and pricing of raw materials; (xxxi) risk factors discussed in the Company's filings with the Securities and Exchange Commission; and (xxxii) other factors beyond the Company's control.

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

The Company cannot guarantee future results, trends, events, levels of activity, performance or achievements. The Company does not assume a duty to update or revise any of the forward-looking statements as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates:
-------------------------------------------

The Company's significant accounting policies are described in note 1 of the Notes to Consolidated Financial Statements included in the its Annual Report on Form 10-K for the fiscal year ended September 30, 2002. A discussion of the Company's critical accounting policies, and the related estimates, are included in Management's Discussion and Analysis of Results of Operations and Financial Condition in its Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Management has discussed the development and selection of these policies with the Company's Board of Directors and the Board of Directors has reviewed its disclosures relating to them. There have been no significant changes in the Company's existing accounting policies or estimates since its fiscal year ended September 30, 2002.

General:
--------

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

                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

Results of Operations:
----------------------

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:


                                              For the three months
                                               ended December 31,
                                              --------------------
                                                2002       2001
                                                ----       ----

Net sales                                      100  %     100  %
                                               ----------------

Costs and expenses:
  Cost of sales                                 44.2%      46.9%
  Catalog printing, postage and promotion        5.7%       4.2%
  Selling, general and administrative           38.7%      38.1%
                                               ----------------

                                                88.6%      89.2%
                                               ================

Income from operations                          11.4%      10.8%
                                               ================

Other income (expense):
  Interest                                      -1.7%      -2.8%
  Miscellaneous, net                             0.5%       0.4%
                                               ----------------

                                                -1.2%      -2.4%
                                               ================

Income before income taxes                      10.2%       8.4%

Provision for income taxes                       3.3%       3.2%
                                               ----------------

      Net income                                 6.9%       5.2%
                                               ================

For the three months in the fiscal first quarter ended December 31, 2002 compared to the three months in the fiscal first quarter ended December 31, 2001:

Net sales. Net sales in the first quarter ended December 31, 2002 were $241,404, compared with $215,090 for the prior comparable period, an increase of $26,314, or 12.2%. Of the $26,314 increase, $8,479 was attributable to wholesale, $6,052 was attributable to US retail, $10,009 was attributable to U.K./Ireland retail, and $1,774 was attributable to Puritan's Pride direct response/e-commerce.

Wholesale sales were $74,116, compared to $65,637, an increase of $8,479, or 12.9%. Such increase in the wholesale segment's sales was primarily due to an increase in sales of its core products to the mass market, drug chains and supermarkets ($5,093) and an increase in network marketing sales ($2,199). Products such as Coral Calcium, Flex-a-min(R), and the Knox NutraJoint(R) products continue to help the Company strengthen its leading market position. In addition, increases in the wholesale segment can be attributed to the Company expanding its distribution channel for its

                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

products by obtaining new customer accounts. Two customers of the wholesale division represented, individually, more than 10% of this segment's sales for the three month period ended December 31, 2002 and for the prior comparable period. The Company does not believe that the loss of either of these customers or any other single customer of the Company would have a material adverse effect on the Company's consolidated financial condition or results of operations. Puritan's Pride/Direct Response sales were $34,412, compared to $32,638, an increase of $1,774, or 5.4%. Such increase was a result of the Company changing its catalog promotion strategy to allow consumers to purchase a varied number of bottles, increased response rates from customer lists acquired and as a result of an increase in the number of products available via catalog and website. U.S. retail sales were $50,263, compared to $44,211, an increase of $6,052, or 13.6%. Such increase was a direct result of the success of the Savings Passport Program, a customer loyalty program, an increase in same store sales for stores open more than one year of 10.9% (or $4,695), and an increase in the overall number of stores compared to last year. U.K./Ireland retail sales were $82,613, compared to $72,604, an increase of $10,009, or 13.7%. Such increase was mainly attributable to an increase in same store sales for stores open more than one year of 12.9% (or $9,050). These results include the positive effect of a strong British Pound ($6,287 or 9.3%). The Company operated 542 stores in the U.S. and 468 stores in the U.K./Ireland as of December 31, 2002, compared to 533 stores in the U.S. and 463 in the U.K./Ireland as of December 31, 2001.

Cost of sales. Cost of sales in the first quarter ended December 31, 2002 were $106,680, or 44.2% as a percentage of sales, compared to $100,910, or 46.9% for the prior comparable period. As a percentage of sales, gross profit increased to 55.8% in the first quarter ended December 31, 2002 as compared to 53.1% for the prior comparable period. The overall increase in gross profit reflects improvements in operating efficiencies and capacity utilization.

The wholesale segment's gross profit increased to 42.3% from 32.8% as a percentage of sales, primarily due to higher gross margins on new product introductions and improvements in manufacturing efficiencies. Puritan's Pride/Direct Response's gross profit decreased to 64.5% from 66.3% as a percentage of sales. Price reductions on certain products and varied catalog promotions the Company ran in the first quarter ended December 31, 2002 versus the prior comparable period were major factors in such decrease. Such decrease was offset slightly by greater manufacturing efficiencies. The U.S. retail gross profit decreased slightly as a percentage of sales to 59.2% from 59.4%. The U.K./Ireland retail gross profit increased to 62.2% from 61.6% as a percentage of sales. The Company's strategy is to improve margins by continuing to increase in-house manufacturing while decreasing the use of outside suppliers in both the U.S. and the U.K. In the first quarters ended December 31, 2002 and December 31, 2001, cost of sales included under-absorbed factory overhead of $2,158 and $4,011, respectively.

Catalog printing, postage, and promotion. Catalog printing, postage, and promotion expenses were $13,855 in the first quarter ended December 31, 2002, compared with $9,010 in the prior comparable period, an increase of $4,845. Such advertising expenses as a percentage of sales were 5.7% for the first quarter ended December 31, 2002 and 4.2% for the prior comparable period. The $4,845 increase was primarily attributable to an increase in wholesale advertising promotion and media for new products introduced and existing core products ($3,546). Flex-a-min(R) and Knox NutraJoint(R) product advertising comprised approximately $1,600 and $400 respectively, of such increase. The other segments also increased advertising as follows:
Puritan's Pride/Direct Response's advertising increased $493, U.S. retail's advertising increased $430, and U.K./Ireland retail's advertising increased $376.

                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

Selling, general and administrative expenses. Selling, general and administrative expenses were $93,375 in the first quarter ended December 31, 2002, an increase of $11,463, as compared with $81,912 for the prior comparable period. As a percentage of sales, selling, general and administrative expenses were 38.7% for the first quarter ended December 31, 2002 and 38.1% for the prior comparable period. Of the $11,463 increase, $4,301 was attributable to increased payroll costs mainly associated with business acquisitions and the Vitamin World expansion program, $2,378 to increased rent expense and additional retail U.S. and U.K./Ireland stores, $2,081 to increased insurance costs mainly associated with an increase in general insurance rates, and $1,022 to increased professional fees for the implementation and integration of new software purchased.

Interest expense. Interest expense was $4,046 for the three months in the first quarter ended December 31, 2002, a decrease of $1,962 compared with interest expense of $6,008 for the three months in the first quarter ended December 31, 2001. Interest expense decreased due to the Company continuing to repay bank debt. The major components of interest expense are interest on Senior Subordinated Notes associated with the Holland & Barrett acquisition, and interest on the Credit and Guarantee Agreement (CGA) used for acquisitions and capital expenditures.

Miscellaneous, net. Miscellaneous, net was $1,239 for the three months in the first quarter ended December 31, 2002, an increase of $336, compared to $903 for the three months in the first quarter ended December 31, 2001. Such increase was primarily attributable to increases in investment income ($793) and increases in net gains on sale of property plant and equipment ($995) offset by exchange rate fluctuations ($1,420).

Income Taxes. The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where the Company conducts business, and the Company's ability to utilize various tax credits and foreign tax credits. The effective income tax rate for the three months in the first quarter ended December 31, 2002 was 32.7%, compared to 38.5% for the three months in the first quarter ended December 31, 2001. The change in the effective rate was due to tax saving strategies implemented in fiscal 2002, some of which are carried forward and are expected to benefit future fiscal years. In addition, the effective rate decreased due to an increase in the percentage of income generated from foreign jurisdictions where the overall effective tax rate is approximately 30.5%.

Net income. After income taxes, the Company had net income for the three months in the first quarter ended December 31, 2002 of $16,624 (or basic and diluted earnings per share of $0.25 and $0.24, respectively), and $11,164 (or basic and diluted earnings per share of $0.17) for the three months in the first quarter ended December 31, 2001.

Seasonality:
------------

The Company believes that its business is not seasonal in nature. The Company may have higher net sales in a quarter depending upon when it has engaged in significant promotional activities.

                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

Liquidity and Capital Resources:
--------------------------------

The Company's primary sources of liquidity and capital resources are cash generated from operations and its Credit & Guarantee Agreement ("CGA"). Cash and cash equivalents totaled $38,130 and $26,229 at December 31, 2002 and September 30, 2002, respectively. The Company generated cash from operating activities of $24,567 and $22,055 in the fiscal first quarters ended December 31, 2002 and December 31, 2001, respectively. The overall increase in cash from operating activities during the fiscal first quarter ended December 31, 2002 was mainly attributable to an increase in earnings and a decrease in accounts receivable, partially offset by an increase in inventory. The increase in earnings was a result of increased sales, continued effort to control selling, general and administrative expenses, lower interest expense due to the pay down of debt, and a decrease in income tax expense as a result of tax planning strategies implemented. The decrease in accounts receivable was primarily due to increased collections as compared to sales. The number of days sales outstanding decreased to 45 days at December 31, 2002 from 49 days at December 31, 2001. Inventory levels increased over the prior comparable period in order to allow the Company to quickly respond to customer orders, thereby eliminating and/or decreasing the number of products on backorder. In addition, the Company is proactive as it relates to obtaining new distribution channels for its products. Increases in inventory also relate to the new supplier contract with CVS. The Company was awarded exclusive supplier rights for CVS private label and nutritional supplement business.

Cash used in investing activities was $7,626 and $7,828 for three months in the fiscal first quarter ended December 31, 2002 and December 31, 2001, respectively. Fiscal first quarter ended December 31, 2002 cash flows used in investing activities consisted primarily of the purchase of property, plant and equipment ($11,322), partially offset by proceeds from the sale of property, plant and equipment ($1,293), and escrowed cash received from the fiscal 2001 acquisitions of Global Health Sciences ($1,850) and NatureSmart ($553). Fiscal first quarter ended December 31, 2001 cash flows used in investing activities consisted primarily of cash paid for the business acquisitions of Knox ($4,043) and Healthcentral.com ($2,800), the purchase of property, plant and equipment ($5,585), partially offset by cash received that was previously held in escrow for the acquisition of Global Health Sciences ($4,600).

Net cash used in financing activities was $5,866 and $8,780 for the three months in the fiscal first quarter ended December 31, 2002 and December 31, 2001, respectively. Fiscal first quarter ended December 31, 2002 cash flows used in financing activities included principal payments under long-term debt agreements ($5,866). Cash used in financing activities for the fiscal first quarter ended December 31, 2001 included principal payments under long-term debt agreements ($8,816) and proceeds from the exercise of stock options ($36).

For the fiscal first quarter ended December 31, 2002, working capital increased $15,637 to $201,348. This increase was primarily attributable to the Company increasing its current assets, specifically cash and inventories. Continued growth in sales of the Company's principal promoted products during the period, as noted above, contributed to such increases in cash (accounts receivable turnover has improved) and inventories. The CGA is comprised of one term loan and a revolving credit facility. At December 31, 2002, there were borrowings of $25,625 under one term loan. This term loan has an annual borrowing rate of 3.308% and is payable in quarterly installments of $5,563. The current portion of this term loan at December 31, 2002 was $22,250. At December 31, 2002, the Company had no borrowing under its $50,000 revolving credit facility, which expires on September

                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

30, 2003. Stand-by letters of credit totaling $684 were outstanding under such facility at December 31, 2002. The Company is required to pay a commitment fee, which varies between .25% and .50% per annum, depending on the Company's ratio of Debt to EBITDA, on any unused portion of the revolving credit facility. The CGA provides that loans be made under a selection of rate formulas, including prime or Euro currency rates. Virtually all of the Company's assets are collateralized under the CGA. In addition, the Company is subject to the maintenance of various financial ratios and covenants.

In connection with the August 1997 acquisition of Holland & Barrett, the Company issued $150 million of 8-5/8% senior subordinated Notes ("Notes") due in 2007. The Notes are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company.

A summary of contractual cash obligations as of December 31, 2002 is as follows:


                                                          Payments Due By Period
                                       -------------------------------------------------------------
                                                    Less Than       1-3          4-5        After 5
                                        Total        1 Year        Years        Years        Years
                                        -----       ---------      -----        -----       -------

Long-term debt                         $181,007     $ 22,817      $  4,655     $150,910     $  2,625
Operating leases                        351,422       52,173        89,089       73,306      136,854
Purchase commitments                     19,819       19,819
Capital commitments                      14,212        9,612         4,600
Employment & consulting agreements        6,483        2,095         2,340        2,048
Standby letter of credit                    684          684
Capital leases                               76           72             4
                                       -------------------------------------------------------------
Total contractual
 cash obligations                      $573,703     $107,272      $100,688     $226,264     $139,479
                                       =============================================================

The Company conducts retail operations under operating leases, which expire at various dates through 2029. Some of the leases contain renewal options and provide for contingent rent based upon sales plus certain tax and maintenance costs. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year are noted in the above table.

The Company was committed to make future purchases under various purchase arrangements with fixed price provisions aggregating approximately $19,819 at December 31, 2002. During the three months ended December 31, 2002 one supplier accounted for approximately 11% of the Company's raw material purchases. The Company does not believe that the loss of this or any other single supplier would have a material adverse effect on the Company's consolidated financial results of operations.

The Company had approximately $312 in open capital commitments at December 31, 2002, primarily related to computer hardware and software. Also, the Company has a remaining commitment of approximately $13,900 for the construction of an automated warehouse over the next 18 months.

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

The Company has employment agreements with two of its executive officers. The agreements, entered into in October 2002, have a term of 5 years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and changes in control of the Company. The annual commitment for salaries to these two officers as of December 31, 2002 was approximately $1,170. In addition, four members of Holland & Barrett's ("H&B") senior executive staff have service contracts terminable by the Company upon twelve months notice. The annual aggregate commitment for such H&B executive staff as of December 31, 2002 was approximately $525.

The Company maintains a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, a director of the Company. Effective January 1, 2003, the Company amended its consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, a director and founder of the Company. The consulting fee (which is paid monthly) is fixed by the Board of Directors of the Company, provided that in no event will the consulting fee be at a rate lower than $450 per year. In addition, Mr. Arthur Rudolph receives certain fringe benefits accorded to other executives of the Company.

The Company has grown through acquisitions, and expects to continue seeking to acquire entities in similar or complementary businesses. Such acquisitions are likely to require the incurrence and/or assumption of indebtedness and/or obligations, the issuance of equity securities or some combination thereof. In addition, the Company may from time to time determine to sell or otherwise dispose of certain of its existing businesses, the Company cannot predict if any such transactions will be consummated, nor the terms or forms of consideration which might be required in any such transactions.

Inflation:
----------

Management believes that inflation did not have a significant impact on its operations. Inflation has not had a significant impact on the Company in the past three years nor is it expected to have a significant impact in the foreseeable future.

Financial Covenants and Credit Rating:
--------------------------------------

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

New accounting developments:

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires, among other things, that entities record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. This statement, which is effective for the Company October 1, 2003, is not expected to have a material impact on the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived-Assets to Be Disposed Of." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Under SFAS No. 144, assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recorded. The Company adopted SFAS No. 144 effective October 1, 2002. There was no impact on the Company as a result of adopting SFAS No. 144.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" (the "Interpretation"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The recognition and measurement provisions of the Interpretation are effective for all guarantees entered into or modified after December 31, 2002. The Company does not enter into such transactions and therefore the adoption of this standard did not impact its consolidated financial position, results of operations, or disclosure requirements.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial

                         NBTY, INC. and SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
        (In thousands, except per share amounts and number of stores)

statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending September 30, 2003 and must also provide the disclosures in its quarterly reports containing condensed consolidated financial statements for interim periods beginning with the quarterly period ending March 31, 2003.

ITEM 3.

                         NBTY, INC. and SUBSIDIARIES

                  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk:
-----------------------------------------------------------

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

                         NBTY, INC. and SUBSIDIARIES

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of this report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of the evaluation date.

Changes in Internal Controls
----------------------------

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                         NBTY, INC. and SUBSIDIARIES

                         PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits
            Exhibit 99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
            Exhibit 99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K during the quarter ended December 31, 2002. There was no Form 8-K filed during the quarter covered by this report.

                         NBTY, INC. and SUBSIDIARIES

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NBTY, INC.
                                      (Registrant)

Date: January 31, 2003                By: /s/ Scott Rudolph
      ----------------                    -------------------------------------
                                          Scott Rudolph
                                          Chairman and Chief Executive Officer
                                          (Principal Executive Officer)


Date: January 31, 2003                By: /s/ Harvey Kamil
      ----------------                    -------------------------------------
                                          Harvey Kamil
                                          President and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                         NBTY, INC. and SUBSIDIARIES

                               CERTIFICATIONS

I, Scott Rudolph, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of NBTY, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 31, 2003
      ----------------

/s/ Scott Rudolph

Scott Rudolph
Chief Executive Officer

                         NBTY, INC. and SUBSIDIARIES

                               CERTIFICATIONS

I, Harvey Kamil, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of NBTY, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 31, 2003
      ----------------

/s/ Harvey Kamil

Harvey Kamil
Chief Financial Officer