Form 10-Q
period 2003-03-31
NBTY INC
filed 2003-05-02
CIK 70793

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                             ___________________

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended March 31, 2003

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from __________ to __________

                       Commission File Number 0-10666

                                 NBTY, INC.
           (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                  11-2228617
(State or Other Jurisdiction of           (IRS Employer Identification No.)
 Incorporation or Organization)

                              90 Orville Drive
                           Bohemia, New York 11716
        (Address of Principal Executive Offices, Including Zip Code)

                               (631) 567-9500
            (Registrant's Telephone Number, Including Area Code)

___________________
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]      NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES [X]      NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                           Shares Outstanding
           Title of Class                 as of April 29, 2003
           --------------                 --------------------
           Common Stock
     Par value $.008 per share                 66,451,570

                         NBTY, INC. and SUBSIDIARIES
                                  FORM 10-Q
                     FISCAL QUARTER ENDED MARCH 31, 2003
                                    INDEX

PART I.    Financial Information                                       Page

  ITEM 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets                          1

           Condensed Consolidated Statements of Income                2 - 3

           Condensed Consolidated Statements of
            Stockholders' Equity and Comprehensive Income                 4

           Condensed Consolidated Statements of Cash Flows            5 - 6

           Notes to Condensed Consolidated Financial Statements      7 - 15

  ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     16 - 30

  ITEM 3.  Qualitative and Quantitative Disclosures about
            Market Risk                                                  31

  ITEM 4.  Controls and Procedures                                       32

PART II.  Other Information

  ITEM 1.  Legal Proceedings                                             33

  ITEM 6.  Exhibits and Reports on Form 8-K                              33

  Signatures                                                             34

  Certifications                                                    35 - 36

  Exhibits                                                          37 - 38

ITEM 1:

                         NBTY, INC. and SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


(Dollars and shares in thousands)
                                                                  March 31,    September 30,
                                                                    2003            2002
                                                                  ---------    -------------

Assets

Current assets:
  Cash and cash equivalents                                       $ 33,774        $ 26,229
  Investments in bonds, at fair value                                8,012           8,194
  Accounts receivable, less allowance for doubtful accounts
   of $4,292 at March 31, 2003 and $4,194 at
   September 30, 2002                                               46,649          41,362
  Inventories                                                      220,894         204,402
  Deferred income taxes                                             11,206          11,206
  Prepaid expenses and other current assets                         35,285          24,691
                                                                  --------        --------

      Total current assets                                         355,820         316,084

Property, plant and equipment, net                                 219,410         216,245
Goodwill                                                           163,911         144,999
Intangible assets, net                                              46,000          48,413
Other assets                                                         6,634           8,936
                                                                  --------        --------

      Total assets                                                $791,775        $734,677
                                                                  ========        ========

Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt and capital lease
   obligations                                                    $ 20,665        $ 23,044
  Accounts payable                                                  72,856          48,616
  Accrued expenses and other current liabilities                    68,498          58,714
                                                                  --------        --------

      Total current liabilities                                    162,019         130,374

Long-term debt                                                     154,700         163,874
Deferred income taxes                                               16,612          16,928
Other liabilities                                                    3,006           4,244
                                                                  --------        --------

      Total liabilities                                            336,337         315,420
                                                                  --------        --------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.008 par; authorized 175,000 shares;
   issued and outstanding 66,263 shares at March 31, 2003
   and 66,133 shares at September 30, 2002                             530             529
  Capital in excess of par                                         128,282         126,283
  Retained earnings                                                324,102         287,868
                                                                  --------        --------
                                                                   452,914         414,680
  Accumulated other comprehensive income                             2,524           4,577
                                                                  --------        --------

      Total stockholders' equity                                   455,438         419,257
                                                                  --------        --------

      Total liabilities and stockholders' equity                  $791,775        $734,677
                                                                  ========        ========

          See notes to condensed consolidated financial statements.

                         NBTY, INC. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

(Dollars and shares in thousands, except per share data)
                                                       For the three months
                                                          ended March 31,
                                                      ----------------------
                                                        2003          2002
                                                        ----          ----

Net sales                                             $277,824      $251,544
                                                      --------      --------

Costs and expenses:
  Cost of sales                                        124,679       112,989
  Discontinued product charge                            6,000
  Catalog printing, postage and promotion               16,782        12,731
  Selling, general and administrative                   99,170        86,636
  Recovery of raw material costs                                      (5,467)
                                                      --------      --------

                                                       246,631       206,889
                                                      --------      --------

Income from operations                                  31,193        44,655
                                                      --------      --------

Other income (expense):
  Interest                                              (3,774)       (4,226)
  Miscellaneous, net                                     2,274         1,152
                                                      --------      --------

                                                        (1,500)       (3,074)
                                                      --------      --------

Income before income taxes                              29,693        41,581

Provision for income taxes                              10,082        16,010
                                                      --------      --------

      Net income                                      $ 19,611      $ 25,571
                                                      ========      ========

Net income per share:
  Basic                                               $   0.30      $   0.39
  Diluted                                             $   0.29      $   0.38

Weighted average common shares outstanding:
  Basic                                                 66,261        65,883
  Diluted                                               68,323        67,755

          See notes to condensed consolidated financial statements.

                         NBTY, INC. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

(Dollars and shares in thousands, except per share data)
                                                         For the six months
                                                          ended March 31,
                                                      ----------------------
                                                        2003          2002
                                                        ----          ----

Net sales                                             $519,228      $466,634
                                                      --------      --------

Costs and expenses:
  Cost of sales                                        231,359       213,899
  Discontinued product charge                            6,000
  Catalog printing, postage and promotion               30,637        21,741
  Selling, general and administrative                  192,546       168,549
  Recovery of raw material costs                                      (5,467)
                                                      --------      --------

                                                       460,542       398,722
                                                      --------      --------

Income from operations                                  58,686        67,912
                                                      --------      --------

Other income (expense):
  Interest                                              (7,820)      (10,234)
  Miscellaneous, net                                     3,513         2,055
                                                      --------      --------

                                                        (4,307)       (8,179)
                                                      --------      --------

Income before income taxes                              54,379        59,733

Provision for income taxes                              18,145        22,998
                                                      --------      --------

      Net income                                      $ 36,234      $ 36,735
                                                      ========      ========

Net income per share:
  Basic                                               $   0.55      $   0.56
  Diluted                                             $   0.53      $   0.54

Weighted average common shares outstanding:
  Basic                                                 66,216        65,814
  Diluted                                               68,205        67,536

          See notes to condensed consolidated financial statements.

                         NBTY, INC. and SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          AND COMPREHENSIVE INCOME
                  FOR THE YEAR ENDED SEPTEMBER 30, 2002 AND
                       SIX MONTHS ENDED MARCH 31, 2003
                                 (Unaudited)

(Dollars and shares in thousands)
                                 Common Stock                                          Accumulated
                               -----------------   Capital                Stock           Other         Total          Total
                               Number of          in Excess  Retained  Subscriptions  Comprehensive  Stockholders'  Comprehensive
                                Shares    Amount   of Par    Earnings   Receivable    Income (Loss)     Equity         Income
                               ---------  ------  ---------  --------  -------------  -------------  -------------  --------------

Balance, September 30, 2001     65,724     $526   $122,513   $193,184     $(839)        $(12,978)      $302,406

Components of comprehensive
 income:
  Net income                                                   95,791                                    95,791        $ 95,791
  Foreign currency
   translation adjustment                                                                 17,603         17,603          17,603
  Change in net unrealized
   gain on available-for-sale
   investments                                                                               (48)           (48)            (48)
                                                                                                                       ---------
                                                                                                                       $113,394
                                                                                                                       ========
Treasury stock retired              (71)     (1)      (113)    (1,107)                                   (1,221)
Exercise of stock options           480       4      2,068                                                2,072
Tax benefit from exercise of
 stock options                                       1,815                                                1,815
Repayment of stock subscrip-
 tions receivable                                                           839                             839
                                 ------------------------------------------------------------------------------

Balance, September 30, 2002      66,133     529    126,283    287,868         -            4,577        419,257

Components of comprehensive
 income:
  Net income                                                   36,234                                    36,234        $ 36,234
  Foreign currency translation
   adjustment                                                                             (1,871)        (1,871)         (1,871)
  Change in net unrealized
   loss on available-for-sale
   investments                                                                              (182)          (182)           (182)
                                                                                                                       ---------
                                                                                                                       $ 34,181
                                                                                                                       ========
Exercise of stock options            30                176                                                  176
Tax benefit from exercise of
 stock options                                         113                                                  113
Shares issued and contributed
 to ESOP                            100       1      1,710                                                1,711
                                 ------------------------------------------------------------------------------

Balance,  March 31, 2003         66,263    $530   $128,282   $324,102     $   0         $  2,524       $455,438
                                 ==============================================================================

          See notes to condensed consolidated financial statements.

                         NBTY, INC. and SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

(Dollars in thousands)
                                                                For the six months
                                                                 ended March 31,
                                                              ----------------------
                                                                2003          2002
                                                                ----          ----

Cash flows from operating activities:
  Net income                                                  $ 36,234      $ 36,735
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Gain on disposal/sale of property, plant
     and equipment                                                (962)          (69)
    Depreciation and amortization                               21,752        21,554
    Foreign currency exchange rate gain                           (906)          (62)
    Amortization of deferred financing costs                       394           388
    Amortization of bond discount                                   62            62
    Allowance for doubtful accounts                                (98)        1,002
    Compensation expense for ESOP                                  855
    Tax benefit from exercise of stock options                     113           791
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                       (4,240)       (7,435)
      Inventories                                               (6,877)       22,856
      Prepaid expenses and other current assets                 (7,251)         (342)
      Other assets                                                  59         1,120
      Accounts payable                                           7,426       (13,411)
      Accrued expenses and other current liabilities             1,359         3,921
      Other liabilities                                         (1,239)           15
                                                              --------      --------

        Net cash provided by operating activities               46,681        67,125
                                                              --------      --------

Cash flows from investing activities:
  Cash paid for acquisitions, net of cash acquired             (14,786)       (7,256)
  Release of cash held in escrow                                 2,403         4,600
  Purchase of property, plant and equipment                    (17,686)      (10,516)
  Proceeds from sale of property, plant and equipment            1,293           991
                                                              --------      --------

        Net cash used in investing activities                  (28,776)      (12,181)
                                                              --------      --------

Cash flows from financing activities:
  Principal payments under long-term debt agreements
   and capital leases                                          (11,616)      (38,027)
  Proceeds from stock options exercised                            176           557
                                                              --------      --------

        Net cash used in financing activities                  (11,440)      (37,470)
                                                              --------      --------

Effect of exchange rate changes on cash and cash
 equivalents                                                     1,080        (1,246)
                                                              --------      --------

Continued

          See notes to condensed consolidated financial statements.

                         NBTY, INC. and SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (Unaudited)

(Dollars and shares in thousands)
                                                                For the six months
                                                                 ended March 31,
                                                              ----------------------
                                                                2003          2002
                                                                ----          ----

Net increase in cash and cash equivalents                     $  7,545      $ 16,228

Cash and cash equivalents at beginning of period                26,229        34,434
                                                              --------      --------

Cash and cash equivalents at end of period                    $ 33,774      $ 50,662
                                                              ========      ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                    $  8,218      $  9,946
  Cash paid during the period for income taxes                $ 15,480      $ 17,065

Non-cash financing information:
During the six months ended March 31, 2003, the Company issued 100 shares of NBTY stock (having a total then market value of approximately $1,711) as a contribution to the ESOP plan.

          See notes to condensed consolidated financial statements.

                         NBTY, INC. and SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(In thousands, except per share amounts and number of stores)

1.    Principles of consolidation and basis of presentation

The accompanying condensed consolidated financial statements as of March 31, 2003 and September 30, 2002 and for the three and six months ended March 31, 2003 and March 31, 2002 have been prepared by NBTY, Inc. and Subsidiaries (the "Company") and have not been audited. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company's fiscal year ends on September 30. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (such adjustments are of a normal recurring nature) necessary to present fairly its consolidated financial position, results of operations and cash flows.

The results of operations for the six months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending September 30, 2003. As these are condensed consolidated financial statements, this report should be read in conjunction with the Company's consolidated financial statements and the notes included in its Annual report on Form 10-K for the fiscal year ended September 30, 2002.

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

Stock-based compensation

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and provides pro forma disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense. See "Recently Issued Accounting Pronouncements."

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

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity is recognized when incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up-front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. As of March 31, 2003, the Company has not entered into any such activities and therefore the adoption of this standard did not impact its consolidated financial position, results of operations, or disclosure requirements.

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

                         NBTY, INC. and SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(In thousands, except per share amounts and number of stores)

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending September 30, 2003 and must also provide the disclosures in its quarterly reports containing condensed consolidated financial statements for interim periods beginning in the current quarter. There were no grants during the six month periods ended March 31, 2003 and March 31, 2002; therefore, the pro forma and actual net income and related EPS are the same as amounts reported.

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the statement of operations. That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF Issue No. 02-16 is effective for arrangements entered into after November 21, 2002. The adoption of EITF Issue No. 02-16 did not have a material impact on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not yet determined the impact of implementing Interpretation 46.

2.    Acquisitions

On March 10, 2003, the Company acquired Health & Diet Group Ltd. and the FSC wholesale business from Royal Numico N.V. (NUMCc.AS). Health & Diet Group owns and operates 49 GNC stores in the U.K. and 7 GNC stores in Germany. FSC is a Manchester, U.K.-based wholesale operation whose products are sold to health food stores and pharmacies. The FSC branded products include comprehensive ranges of multivitamins, single vitamins and minerals, herbal formulas, and tinctures. These operations had total sales of approximately $57,000 during 2002. The purchase price for these businesses was approximately $16,532. Assets acquired and liabilities assumed include cash ($1,946), accounts receivable ($1,502), inventories ($9,383), other current assets ($2,396), property, plant and equipment ($5,080), and current liabilities ($22,057). The excess cost of investment over the net book value amounted to $18,282 and is classified as goodwill. This transaction stipulates adjustments to the purchase price for agreed

                         NBTY, INC. and SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(In thousands, except per share amounts and number of stores)

upon working capital requirements and inventory valuation procedures to be performed. The Company is still in the process of finalizing its valuation analysis and therefore the assets and liabilities allocated above are subject to change. This acquisition contributed $3,577 in sales and a marginal operating profit during the current fiscal period.

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

3.    Comprehensive income

Total comprehensive income for the Company includes net income, the effects of foreign currency translation and unrealized gains on available-for-sale securities, which are charged or credited to the cumulative other comprehensive income account within stockholders' equity. Total comprehensive income for the three and six month periods ended March 31, 2003 and 2002 are as follows:

                                               For the three months       For the six months
                                                 ended March 31,           ended March 31,
                                               --------------------      --------------------
                                                2003         2002         2003         2002
                                                ----         ----         ----         ----

Net income                                     $19,611      $25,571      $36,234      $36,735
Changes in:
  Unrealized holding gains                        (455)                     (182)
  Foreign currency translation adjustments      (5,539)      (4,002)      (1,871)      (5,735)
                                               -------      -------      -------      -------

      Total comprehensive income               $13,617      $21,569      $34,181      $31,000
                                               =======      =======      =======      =======

Accumulated other comprehensive income, which is classified as a separate component of stockholders' equity, is comprised of net gains on foreign currency translation of $2,754 and $4,625 at March 31, 2003 and September 30, 2002, respectively, and net unrealized holding losses on available-for-sale securities of $230 at March 31, 2003 and $48 at September 30, 2002, respectively.

                         NBTY, INC. and SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(In thousands, except per share amounts and number of stores)

4.    Investments in bonds

The Company classifies its investments in bonds as available for sale and reports them at fair market value (based on quoted market prices), with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income in stockholders' equity. Market quotes may not represent firm bids of such dealers or prices for actual sales. There is only a thinly traded market for such securities and market ratings as of March 31, 2003 are as follows: Moody's Investors Service, Inc. rated these debt securities as Caa2 and Standard & Poor's rated these debt securities as a CCC-. Both credit agencies' ratings remained unchanged from the prior period.

5.    Inventories

The components of inventories are as follows:

                                      March 31,    September 30,
                                        2003           2002
                                      ---------    -------------

      Raw materials                   $ 83,141       $ 77,051
      Work-in-process                   11,237          8,527
      Finished goods                   126,516        118,824
                                      --------       --------

                                      $220,894       $204,402
                                      ========       ========

6.    Earnings per share (EPS)

Basic EPS computations are based on the weighted average number of common shares outstanding during the three and six month periods ended March 31, 2003 and March 31, 2002. Diluted EPS includes the dilutive effect of outstanding stock options, as if exercised. The following is a reconciliation between basic and diluted EPS:

                                               For the three months       For the six months
                                                 ended March 31,           ended March 31,
                                               --------------------      --------------------
                                                2003         2002         2003         2002
                                                ----         ----         ----         ----

Numerator:
  Numerator for basic EPS - income
   available to common stockholders            $19,611      $25,571      $36,234      $36,735
                                               =======      =======      =======      =======
  Numerator for diluted EPS - income
   available to common stockholders            $19,611      $25,571      $36,234      $36,735
                                               =======      =======      =======      =======

Denominator:
  Denominator for basic EPS -                   66,261       65,883       66,216       65,814
   weighted-average shares
  Effect of dilutive securities:
   Stock options                                 2,062        1,872        1,989        1,722
                                               -------      -------      -------      -------
  Denominator for diluted EPS -
   weighted-average shares                      68,323       67,755       68,205       67,536
                                               =======      =======      =======      =======

Net EPS:
  Basic EPS                                    $  0.30      $  0.39      $  0.55      $  0.56
                                               =======      =======      =======      =======

  Diluted EPS                                  $  0.29      $  0.38      $  0.53      $  0.54
                                               =======      =======      =======      =======

                         NBTY, INC. and SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(In thousands, except per share amounts and number of stores)

7.    Goodwill and Intangible Assets

SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives not be amortized but, instead, tested for impairment at least annually. The Company continues to amortize other intangible assets, consisting primarily of customer lists, trademarks, and covenants not to compete using the straight line method over their estimated useful lives of two to fifteen years. The carrying amount of acquired intangible assets as of March 31, 2003 and September 30, 2002 is as follows:

                                        March 31, 2003              September 30, 2002
                                -----------------------------   -----------------------------
                                Gross carrying   Accumulated    Gross carrying   Accumulated    Amortization
                                    amount       Amortization       amount       Amortization   Period (years)
                                --------------   ------------   --------------   ------------   --------------

Amortized intangible assets:
  Customer lists                    $61,368         $17,797         $64,283         $18,668         6 - 15
  Trademark and licenses              2,414           2,364           2,429           2,188         2 - 3
  Covenants not to compete            2,605           2,026           2,605           1,848         5 - 7
                                    -------         -------         -------         -------

                                    $66,387         $22,187         $69,317         $22,704
                                    =======         =======         =======         =======

Unamortized intangible asset:
  Trademark                           1,800               -           1,800               -
                                    -------         -------         -------         -------

      Total intangible assets       $68,187         $22,187         $71,117         $22,704
                                    =======         =======         =======         =======

The changes in the carrying amount of goodwill by segment for the six month period ended March 31, 2003, are as follows:

                             Puritan's Pride/   Retail United    Retail United
                             Direct Response        States      Kingdom/Ireland   Wholesale   Consolidated
                             ----------------   -------------   ---------------   ---------   ------------

Balance at
  September 30, 2002             $15,197            $7,588         $117,322        $4,892       $144,999
Acquisitions during period                                           18,282                       18,282
Foreign currency
  translation                                                           630                          630
                                 -------            ------         --------        ------       --------

Balance at
  March 31, 2003                 $15,197            $7,588         $136,234        $4,892       $163,911
                                 =======            ======         ========        ======       ========

Aggregate amortization expense of definite lived intangible assets for the six months ended March 31, 2003 and March 31, 2002 was approximately $2,430 and $2,151, respectively.

Estimated amortization expense, assuming no changes in the Company's intangible assets, for each of the five succeeding fiscal years, beginning with fiscal 2003, is $4,637 (2003), $4,250 (2004), $4,041 (2005), $3,981
(2006), and $3,749 (2007).

                         NBTY, INC. and SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(In thousands, except per share amounts and number of stores)

8.    Segment Information:

The Company is organized by sales segments on a worldwide basis. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measures of performance are the sales and pretax operating income or loss (prior to corporate allocations) of each segment, as this is the key performance indicator reviewed by management. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Such unallocated expenses remain in the corporate segment. Corporate also includes the manufacturing assets of the Company and accordingly, items associated with these activities, such as the discontinued product charge and the recovery of raw material costs remain unallocated in the corporate segment. The Company's segment reporting disclosures for the prior periods presented have been reclassified to exclude certain corporate general and administrative expenses to conform to the current year presentation. The U.K./Ireland operations do not include any transfer pricing absorption. The accounting policies of all of the operating segments are the same as those described in the summary of significant accounting policies in Note 1.

The Company reports four worldwide segments: Wholesale; Retail: United States; Retail: United Kingdom/Ireland; and Puritan's Pride/Direct Response. All of the Company's products fall into one of these four segments. The Wholesale segment (including Network Marketing) is comprised of several divisions each targeting specific market groups. These market groups include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers. The Retail United States segment generates revenue through the sale of proprietary brand and third-party products through its 540 Company-operated stores. The Retail United Kingdom/Ireland segment generates revenue through the sale of proprietary brand and third-party products in 524 Company-operated stores. The Puritan's Pride/Direct Response segment generates revenue through the sale of its products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail or by phoning customer service representatives in New York, Illinois and the United Kingdom.

The following table represents key financial information of the Company's business segments:

                                            For the three months        For the six months
                                              ended March 31,             ended March 31,
                                            --------------------      ----------------------
                                             2003         2002          2003          2002
                                             ----         ----          ----          ----

Wholesale:
  Revenue                                   $84,850      $71,889      $158,967      $137,525
  Operating income                           17,950       14,063        32,154        23,652
  Depreciation and amortization                 242          370           451           704
  Identifiable assets, at end of period      56,645       51,595        56,645        51,595
  Capital expenditures                           74          450           153           729

                         NBTY, INC. and SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(In thousands, except per share amounts and number of stores)

                                                For the three months         For the six months
                                                   ended March 31,             ended March 31,
                                               ----------------------      ----------------------
                                                 2003          2002          2003          2002
                                                 ----          ----          ----          ----

Retail:
  United States
  Revenue                                      $ 53,556      $ 50,850      $103,819      $ 95,061
  Operating income (loss)                         1,093        (2,290)         (562)       (4,940)
  Depreciation and amortization                   3,000         3,975         5,936         7,455
  Identifiable assets, at end of period          65,617        75,626        65,617        75,626
  Capital expenditures                              613         1,403         1,111         2,433
  Locations open at end of period                   540           539           540           539

  United Kingdom/Ireland
  Revenue                                      $ 87,089      $ 72,714      $169,702      $145,318
  Operating income                               23,069        20,444        45,360        40,508
  Depreciation and amortization                   2,373         1,888         4,538         3,976
  Identifiable assets, at end of period         275,211       217,847       275,211       217,847
  Capital expenditures                            2,255         1,031         3,768         2,113
  Locations open at end of period                   524           463           524           463

Puritan's Pride/Direct Response
  Revenue                                      $ 52,329      $ 56,091      $ 86,740      $ 88,730
  Operating income                               13,958        22,404        24,973        34,229
  Depreciation and amortization                   1,601         1,354         2,937         2,666
  Identifiable assets, at end of period          80,140        82,493        80,140        82,493
  Capital expenditures                              255           450           494           643

Corporate:
  Corporate expenses                           $(18,877)     $(15,433)     $(37,239)     $(31,004)
  Discontinued product charge                    (6,000)                     (6,000)
  Recovery of raw material costs                                5,467                       5,467
  Depreciation and amortization -
   manufacturing                                  2,606         2,400         5,206         4,783
  Depreciation and amortization -
   other                                          1,375         1,023         2,684         1,970
  Corporate manufacturing identifiable
   assets, at end of period                     314,162       264,516       314,162       264,516
  Capital expenditures - manufacturing            1,597           947         2,270         2,940
  Capital expenditures - other                    1,570           650         9,890         1,658

Consolidated totals:
  Revenue                                      $277,824      $251,544      $519,228      $466,634
  Operating income                               31,193        44,655        58,686        67,912
  Depreciation and amortization                  11,197        11,010        21,752        21,554
  Identifiable assets, at end of period         791,775       692,077       791,775       692,077
  Capital expenditures                            6,364         4,931        17,686        10,516

                         NBTY, INC. and SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(In thousands, except per share amounts and number of stores)

Foreign subsidiaries account for approximately 34% of total assets, 15% of total liabilities and 33% of net revenues, as of and for the six month period ended March 31, 2003.

9.    Discontinued Product Charge:

Effective March 15, 2003, the Company voluntarily discontinued sales of products that contain ephedra. Income from operations during the six months ended March 31, 2003 include a one-time charge of approximately $6,000 ($3,960 or $0.06 basic and diluted earnings per share, after tax) associated with such discontinued sales. The Company's belief that its ephedra products were safe when used as directed has been supported by scientific evidence, and the Company has not been a defendant in any lawsuit for any of its ephedra products. However, in light of adverse publicity surrounding ephedra and the current environment in the U.S., the Company believed it was in its best interest to voluntarily cease selling ephedra products, which represented an insignificant portion of the Company's overall business.

10.   Recovery of Raw Material Costs:

The Company was a plaintiff in a vitamin antitrust litigation matter brought in the United States District Court in the District of Columbia against F. Hoffmann-La Roche Ltd. and others for alleged price fixing. Settlements with certain defendants were made, and in January 2002, the Company received $5,467 ($3,362 or $0.05 basic and diluted earnings per share, after tax) in partial settlement of on-going price fixing litigation.

11.   Subsequent Event:

On April 14, 2003, a complaint was filed by the United States of America against the Company arising from certain pseudoephedrine sales from November 2000 through December 2002. The complaint, filed in U.S. District Court for the Eastern District of New York, alleges technical recordkeeping and reporting violations of the Controlled Substances Act, 21 U.S.C. Sections 801-904 and Controlled Substances Import and Export Act, 21 U.S.C. Sections 951-971 in a fraction of the Company's sales of over-the-counter antihistamine and decongestant products containing pseudoephedrine. Total sales of such products generated approximately $160, or only 0.0002 percent of the Company's total sales for the fiscal years ended September 30, 2001 and September 30, 2002, respectively. The Company has cooperated in all respects with the Drug Enforcement Administration in its investigation of sales identified in the complaint. Accordingly, the Company believes that there is no valid basis nor precedent for the penalties sought, and intends to launch a vigorous defense. However, because this action is in its early stages, no determination can be made at this time as to the final outcome of this action.

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

Information contained in this form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. All of these forward-looking statements, which can be identified by the use of terminology such as "subject to," "believe," "expects," "may," "will," "should," "can," or "anticipates," or the negative thereof, or variations thereon, or comparable terminology, or by discussions of strategy which, although believed to be reasonable, are inherently uncertain. Factors that may affect such forward-looking statements include (i) slow or negative growth in the nutritional supplement industry; (ii) disruptions of business or negative impact on sales and earnings due to acts of war, terrorism, bio-terrorism, or civil unrest; (iii) adverse publicity regarding the consumption of nutritional supplements; (iv) inability to retain customers of companies (or mailing lists) recently acquired; (v) increased competition; (vi) increased costs;
(vii) loss or retirement of key members of management; (viii) increases in the cost of borrowings and unavailability of additional debt or equity capital; (ix) unavailability of, or inability to consummate, advantageous acquisitions in the future or the inability of the Company to integrate acquisitions into the mainstream of its business; (x) changes in general worldwide economic and political conditions in the markets in which the Company may compete from time to time; (xi) the inability of the Company to gain and/or hold market share of its wholesale and retail customers; (xii) loss or reduction in ephedra sales; (xiii) unavailability of electricity in certain geographical areas; (xiv) exposure to, expense of defending and resolving, product liability claims and other litigation; (xv) the ability of the Company to successfully implement its business strategy; (xvi) the inability of the Company to manage its retail, wholesale, manufacturing, and other operations efficiently; (xvii) consumer acceptance of the Company's products; (xviii) uncertainty in negotiating and consummating acquisitions which may be subject to bankruptcy court approval; (xix) the inability of the Company to renew leases on its retail locations; (xx) inability of the Company's retail stores to attain profitability; (xxi) the absence of clinical trials for many of the Company's products; (xxii) sales and earnings volatility and/or trends; (xxiii) the Company's ability to manufacture its products efficiently; (xxiv) the rapidly changing nature of the Internet and on-line commerce; (xxv) fluctuations in foreign currencies, and more particularly the British Pound; (xxvi) import-export controls on sales to foreign countries; (xxvii) the inability of the Company to secure favorable new sites for, and delays in opening, new retail locations; (xxviii) introduction of new federal, state or foreign legislation or regulation or adverse determinations by regulators, and more particularly the Food Supplements Directive and the Traditional Herbal Medicinal Products Directive in Europe; (xxix) the mix of the Company's products and the profit margins thereon; (xxx) the availability and pricing of raw materials; (xxxi) risk factors discussed in the Company's filings with the Securities and Exchange Commission; and (xxxii) other factors beyond the Company's control.

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

Critical Accounting Policies and Estimates:
-------------------------------------------

The Company's significant accounting policies are described in note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2002. A discussion of the Company's critical accounting policies, and the related estimates, are included in Management's Discussion and Analysis of Results of Operations and Financial Condition in its Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Management has discussed the development and selection of these policies with the Company's Board of Directors and the Board of Directors has reviewed its disclosures relating to them. There have been no significant changes in the Company's existing accounting policies or estimates since its fiscal year ended September 30, 2002.

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

                         NBTY, INC. and SUBSIDIARIES
               MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

Results of Operations:
----------------------

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:

                                                For the three months    For the three months      Change
                                                   ended March 31,        ended March 31,         amount
                                                --------------------    --------------------     increase
                                                   2003        2003        2002        2002     (decrease)
                                                   ----        ----        ----        ----     ----------

Net sales                                        $277,824      100%      $251,544      100%      $ 26,280
                                                 --------     ----       --------     ----       --------

Costs and expenses:
  Cost of sales                                   124,679     44.9%       112,989     44.9%        11,690
  Discontinued product charge                       6,000      2.2%             -                   6,000
  Catalog printing, postage and promotion          16,782      6.0%        12,731      5.1%         4,051
  Selling, general and administrative              99,170     35.7%        86,636     34.4%        12,534
  Recovery of raw material costs                        -                  (5,467)    -2.2%         5,467
                                                 --------     ----       --------     ----       --------

                                                  246,631     88.8%       206,889     82.2%        39,742
                                                 --------     ----       --------     ----       --------

Income from operations                             31,193     11.2%        44,655     17.8%       (13,462)
                                                 --------     ----       --------     ----       --------

Other income (expense):
  Interest                                         (3,774)    -1.4%        (4,226)    -1.7%           452
  Miscellaneous, net                                2,274      0.8%         1,152      0.5%         1,122
                                                 --------     ----       --------     ----       --------

                                                   (1,500)    -0.6%        (3,074)    -1.2%         1,574
                                                 --------     ----       --------     ----       --------

Income before income taxes                         29,693     10.6%        41,581     16.6%       (11,888)

Provision for income taxes                         10,082      3.6%        16,010      6.4%        (5,928)
                                                 --------     ----       --------     ----       --------

      Net income                                 $ 19,611      7.0%      $ 25,571     10.2%      $ (5,960)
                                                 ========     ====       ========     ====       ========

For the three month period ended March 31, 2003 compared to the three month period ended March 31, 2002:

Net sales. Net sales in the second quarter ended March 31, 2003 were $277,824, compared with $251,544 for the prior comparable period, an increase of $26,280, or 10.4%. The $26,280 increase is comprised of:
$12,961 attributable to wholesale, $2,706 attributable to US retail, $14,375 attributable to U.K./Ireland retail and a decrease of $3,762 in the Puritan's Pride direct response/e-commerce segment.

Wholesale sales were $84,850, compared to $71,889, an increase of $12,961, or 18%. Such increase in the wholesale segment's sales was primarily due to an increase in sales to the mass market, drug chains and supermarkets ($4,858), an increase in Global Health Science's sales ($5,254), and sales contributed by the FSC acquisition ($988). Products such as Coral Calcium, Flex-a-min(R), and the

                         NBTY, INC. and SUBSIDIARIES
               MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

Knox NutraJoint(R) products continue to help the Company strengthen its leading market position. In addition, increases in the wholesale segment can be attributed to the Company expanding its distribution channel for its products by obtaining new customer accounts. One customer of the wholesale division represented, individually, more than 10% of this segment's sales for the three month period ended March 31, 2003. For the prior comparable period, two customers represented, individually, more than 10% of this segment's sales. The Company does not believe that the loss of either of these customers or any other single customer of the Company would have a material adverse effect on the Company's consolidated financial condition or results of operations. Puritan's Pride/Direct Response sales were $52,329, compared to $56,091, a decrease of $3,762, or 6.7%. Such decrease was a result of the Company changing its catalog promotion strategy. The timing of promotional catalog mailings was not comparable to the second quarter a year ago. The three-for-one sales catalog which ran from January through March last year will be running from March through May this year and is expected to generate a comparable increase in sales for the third quarter. U.S. retail sales were $53,556, compared to $50,850, an increase of $2,706, or 5.3%. Such increase was a direct result of the success of the Savings Passport Program, a customer loyalty program. Same store sales for stores open more than one year increased 3.7% (or $1,864).
U.K./Ireland retail sales were $87,089, compared to $72,714, an increase of $14,375, or 19.8%. Such increase was mainly attributable to an increase in same store sales for stores open more than one year of 14.3% (or $10,088) and sales contributed by the GNC U.K. acquisition ($2,589). The same store sales results include the positive effect of a strong British Pound ($8,732 or 12.4%). The Company operated 540 stores in the U.S. and 524 stores in the U.K./Ireland as of March 31, 2003, compared to 539 stores in the U.S. and 463 in the U.K./Ireland as of March 31, 2002.

Cost of sales/Discontinued product charge. Cost of sales in the second quarter ended March 31, 2003 were $130,679, or 47.1% as a percentage of sales, compared to $112,989, or 44.9% for the prior comparable period. As a percentage of sales, gross profit decreased to 52.9% in the second quarter ended March 31, 2003 as compared to 55.1% for the prior comparable period. Included in the current quarter's cost of sales is a $6,000 charge (or 2.2% as a percentage of sales) for the voluntary discontinuance of sales of products containing ephedra. Without this charge, as a percentage of sales, gross profit would have remained unchanged from the prior comparable period at 55.1%. The Company's belief that its ephedra products were safe when used as directed has been supported by scientific evidence, and the Company has not been a defendant in any lawsuit for any of its ephedra products. However, in light of adverse publicity surrounding ephedra and the current environment in the U.S., the Company believed it was in its best interest to voluntarily cease selling ephedra products, effective March 15, 2003, which represented an insignificant portion of the Company's overall business.

The wholesale segment's gross profit increased to 41.1% from 40.4% as a percentage of sales, primarily due to higher gross margins on new product introductions and improvements in manufacturing efficiencies. Puritan's Pride/Direct Response's gross profit decreased slightly to 61.1% from 61.3% as a percentage of sales. The gross profit was affected by price reductions on certain products and varied catalog promotions the Company ran in the second quarter ended March 31, 2003 versus the prior comparable period.
Such decrease was offset by greater manufacturing efficiencies. The U.S. retail gross profit increased as a percentage of sales to 59.1% from 56.9% primarily due to the Company's modified price structure in the stores and the introduction of new higher gross margin items. The U.K./Ireland retail gross profit decreased to 62.7% from 63.5% as a percentage of sales primarily as a result of the recent GNC U.K. acquisition. That operation reported a 40.5% gross profit thereby affecting the total U.K. gross margin during the current quarter. Without the GNC U.K. operation, gross profit as a percentage of sales would have remained relatively

                         NBTY, INC. and SUBSIDIARIES
               MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

unchanged as compared to the prior period. The Company's overall strategy is to improve margins by introducing new products which traditionally have a higher gross profit and by continuing to increase in-house manufacturing while decreasing the use of outside suppliers in both the U.S. and the U.K. In the second quarters ended March 31, 2003 and March 31, 2002, cost of sales included under-absorbed factory overhead of $2,250 and $3,185, respectively.

Catalog printing, postage, and promotion. Catalog printing, postage, and promotion expenses were $16,782 in the second quarter ended March 31, 2003, compared with $12,731 in the prior comparable period, an increase of $4,051. Such advertising expenses as a percentage of sales were 6% for the second quarter ended March 31, 2003 and 5.1% for the prior comparable period. The $4,051 increase was primarily attributable to an increase in Puritan's Pride/Direct Response's advertising promotion and media for new products introduced and existing core products ($3,268). These investments in additional advertising and sales promotions are part of the Company's strategic effort to increase long-term growth. The other segments' advertising expense variances are as follows: wholesale's advertising increased $1,769, U.S. retail's advertising decreased $682, and U.K./Ireland retail's advertising decreased $304.

Selling, general and administrative expenses. Selling, general and administrative expenses were $99,170 in the second quarter ended March 31, 2003, an increase of $12,534, as compared with $86,636 for the prior comparable period. As a percentage of sales, selling, general and administrative expenses were 35.7% for the second quarter ended March 31, 2003 and 34.4% for the prior comparable period. Of the $12,534 increase, $2,270 was attributable to increased payroll costs mainly associated with business acquisitions and general salary increases, $1,361 to increased rent expense and additional U.S. retail. and U.K./Ireland stores, $2,047 to increased freight costs mainly resulting from the Company's efforts to generate faster product delivery to customers, $1,411 to increased insurance costs mainly associated with an increase in general insurance rates, and $766 to increased professional fees for the implementation and integration of new software purchased. Of the $12,534 increase in selling, general and administrative cost, $2,710 is attributed to the foreign exchange translation of the British Pound.

Recovery of raw material costs. During the quarter ended March 31, 2002, the Company received $5,467 in partial settlement of on-going price fixing litigation brought by the Company against certain raw material vitamin suppliers.

Interest expense. Interest expense was $3,774 in the second quarter ended March 31, 2003, a decrease of $452 compared with interest expense of $4,226 in the second quarter ended March 31, 2002. Interest expense decreased due to the Company continuing to repay bank debt. The major components of interest expense are interest on Senior Subordinated Notes associated with the Holland & Barrett acquisition, and interest on the Credit and Guarantee Agreement (CGA) used for acquisitions, capital expenditures and other working capital needs.

Miscellaneous, net. Miscellaneous, net was $2,274 in the second quarter ended March 31, 2003, an increase of $1,122, compared to $1,152 in the second quarter ended March 31, 2002. Such increase was primarily attributable to exchange rate fluctuations ($1,409) offset by decreases in investment income ($43), decreases in net gains on sale of property plant and equipment ($78), and other miscellaneous income decreases ($166).

                         NBTY, INC. and SUBSIDIARIES
               MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

Income Taxes. The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where the Company conducts business, and the Company's ability to utilize various tax credits and foreign tax credits. The effective income tax rate in the second quarter ended March 31, 2003 was 34%, compared to 38.5% in the second quarter ended March 31, 2002. The change in the effective rate was due to tax saving strategies implemented in fiscal 2002, some of which are carried forward and are expected to benefit future fiscal years. In addition, the effective rate decreased due to an increase in the percentage of income generated from foreign jurisdictions where the overall effective tax rate is approximately 30.5%.

Net income. After income taxes, the Company had net income in the second quarter ended March 31, 2003 of $19,611 (or basic and diluted earnings per share of $0.30 and $0.29, respectively), and $25,571 (or basic and diluted earnings per share of $0.39 and $0.38, respectively) in the second quarter ended March 31, 2002. Excluding one-time events, earnings per diluted share for the fiscal second quarter of 2003 and 2002 were $0.34 and $0.33, respectively.

                         NBTY, INC. and SUBSIDIARIES
               MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

Results of Operations:
----------------------

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:

                                                 For the six months      For the six months       Change
                                                  ended March 31,         ended March 31,         amount
                                                --------------------    --------------------     increase
                                                   2003        2003        2002        2002     (decrease)
                                                   ----        ----        ----        ----     ----------

Net sales                                        $519,228      100%      $466,634      100%      $ 52,594
                                                 --------     ----       --------     ----       --------

Costs and expenses:
  Cost of sales                                   231,359     44.6%       213,899     45.8%        17,460
  Discontinued product charge                       6,000      1.2%             -                   6,000
  Catalog printing, postage and promotion          30,637      5.9%        21,741      4.7%         8,896
  Selling, general and administrative             192,546     37.1%       168,549     36.1%        23,997
  Recovery of raw material costs                        -                  (5,467)    -1.2%         5,467
                                                 --------     ----       --------     ----       --------

                                                  460,542     88.8%       398,722     85.4%        61,820
                                                 --------     ----       --------     ----       --------

Income from operations                             58,686     11.2%        67,912     14.6%        (9,226)
                                                 --------     ----       --------     ----       --------

Other income (expense):
  Interest                                         (7,820)    -1.5%       (10,234)    -2.2%         2,414
  Miscellaneous, net                                3,513      0.7%         2,055      0.4%         1,458
                                                 --------     ----       --------     ----       --------

                                                   (4,307)    -0.8%        (8,179)    -1.8%         3,872
                                                 --------     ----       --------     ----       --------

Income before income taxes                         54,379     10.4%        59,733     12.8%        (5,354)

Provision for income taxes                         18,145      3.5%        22,998      4.9%        (4,853)
                                                 --------     ----       --------     ----       --------

      Net income                                 $ 36,234      6.9%      $ 36,735      7.9%      $   (501)
                                                 ========     ====       ========     ====       ========

For the six month period ended March 31, 2003 compared to the six month period ended March 31, 2002:

Net sales. Net sales for the six month period ended March 31, 2003 were $519,228, compared with $466,634 for the prior comparable period, an increase of $52,594, or 11.3%. The $52,594 increase is comprised of:
$21,442 attributable to wholesale, $8,758 attributable to US retail, and $24,384 attributable to U.K./Ireland retail and a decrease of $1,990 in the Puritan's Pride direct response/e-commerce segment.

Wholesale sales were $158,967, compared to $137,525, an increase of $21,442, or 15.6%. Such increase in the wholesale segment's sales was primarily due to an increase in sales to the mass

                         NBTY, INC. and SUBSIDIARIES
               MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

market, drug chains and supermarkets ($10,822), an increase in Global Health Science's sales ($5,572), and sales contributed by the FSC acquisition ($988). Products such as Coral Calcium, Flex-a-min(R), and the Knox NutraJoint(R) products continue to help the Company strengthen its leading market position. In addition, increases in the wholesale segment can be attributed to the Company expanding its distribution channel for its products by obtaining new customer accounts. Two customers of the wholesale division represented, individually, more than 10% of this segment's sales for the six month period ended March 31, 2003 and for the prior comparable period. The Company does not believe that the loss of either of these customers or any other single customer of the Company would have a material adverse effect on the Company's consolidated financial condition or results of operations. Puritan's Pride/Direct Response sales were $86,740, compared to $88,730, a decrease of $1,990, or 2.2%. Such decrease was a result of the Company changing its catalog promotion strategy. The timing of promotional catalog mailings was not comparable to same like period a year ago. The three-for-one sales catalog which ran from January through March last year will be running from March through May this year and is expected to generate a comparable increase in sales for the third quarter. U.S. retail sales were $103,819, compared to $95,061, an increase of $8,758, or 9.2%. Such increase was a direct result of the success of the Savings Passport Program, a customer loyalty program. Same store sales for stores open more than one year increased 6.9% (or $6,344). U.K./Ireland retail sales were $169,702, compared to $145,318, an increase of $24,384, or 16.8%. Such increase was mainly attributable to an increase in same store sales for stores open more than one year of 13.6% (or $19,138).
These results include the positive effect of a strong British Pound ($15,006 or 10.7%). The Company operated 540 stores in the U.S. and 524 stores in the U.K./Ireland as of March 31, 2003, compared to 539 stores in the U.S. and 463 in the U.K./Ireland as of March 31, 2002.

Cost of sales/Discontinued product charge. Cost of sales for the six month period ended March 31, 2003 were $237,359, or 45.8% as a percentage of sales, compared to $213,899, or 45.8% for the prior comparable period. As a percentage of sales, gross profit remained unchanged at 54.2% during the six month period ended March 31, 2003. Included in the current period's cost of sales is a $6,000 charge (or 1.2% as a percentage of sales) for the voluntary discontinuance of sales of products containing ephedra. Without this charge, as a percentage of sales, gross profit would have increased to 55.4% during the six month period ended March 31, 2003 as compared to 54.2% for the prior comparable period. The Company's belief that its ephedra products were safe when used as directed has been supported by scientific evidence, and the Company has not been a defendant in any lawsuit for any of its ephedra products. However, in light of adverse publicity surrounding ephedra and the current environment in the U.S., the Company believed it was in its best interest to voluntarily cease selling ephedra products, effective March 15, 2003, which represented an insignificant portion of the Company's overall business.

The wholesale segment's gross profit increased to 41.7% from 36.8% as a percentage of sales, primarily due to higher gross margins on new product introductions and improvements in manufacturing efficiencies. Puritan's Pride/Direct Response's gross profit decreased to 62.4% from 63.1% as a percentage of sales. Price reductions on certain products and varied catalog promotions the Company ran during the period ended March 31, 2003 versus the prior comparable period were major factors in such decrease. A portion of the decrease was offset by greater manufacturing efficiencies. The U.S. retail gross profit increased as a percentage of sales to 59.2% from 58.1% primarily due to the Company's modified price structure in the stores and the introduction of new higher gross margin items. The U.K./Ireland retail gross profit remained unchanged at 62.5% as a percentage of sales. Without the GNC U.K. operation, gross margin would have increased to 62.8% from 62.5% as a percentage of sales. That operation reported a 40.5% gross profit thereby affecting

                         NBTY, INC. and SUBSIDIARIES
               MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

the total U.K. gross margin during the current quarter. The Company's overall strategy is to improve margins by introducing new products which traditionally have a higher gross profit and by continuing to increase in-house manufacturing while decreasing the use of outside suppliers in both the U.S. and the U.K. During the six month periods ended March 31, 2003 and March 31, 2002, cost of sales included under-absorbed factory overhead of $4,409 and $7,196, respectively.

Catalog printing, postage, and promotion. Catalog printing, postage, and promotion expenses were $30,637 during the six month period ended March 31, 2003, compared with $21,741 in the prior comparable period, an increase of $8,896. Such advertising expenses as a percentage of sales were 5.9% during the six month period ended March 31, 2003 and 4.7% for the prior comparable period. The $8,896 increase was primarily attributable to an increase in wholesale advertising promotion and media ($5,316) and Puritan's Pride/Direct Response's advertising promotion and media ($3,761) for new products introduced and existing core products. These investments in additional advertising and sales promotions are part of the Company's strategic effort to increase long-term growth. The other segments' advertising expense variances are as follows: U.S. retail's advertising decreased $253, and U.K./Ireland retail's advertising increased $72.

Selling, general and administrative expenses. Selling, general and administrative expenses were $192,546 during the six month period ended
March 31, 2003, an increase of $23,997, as compared with $168,549 for the prior comparable period. As a percentage of sales, selling, general and administrative expenses were 37.1% during the six month period ended March 31, 2003 and 36.1% for the prior comparable period. Of the $23,997 increase, $5,743 was attributable to increased payroll costs mainly associated with business acquisitions and general salary increases, $2,999 to increased rent expense and additional retail U.S. and U.K./Ireland stores, $2,696 to increased freight costs mainly resulting from the Company's efforts to generate faster product delivery to customers, $3,492 to increased insurance costs mainly associated with an increase in general insurance rates, and $1,788 to increased professional fees for the implementation and integration of new software purchased. Of the $23,997 increase in selling, general and administrative cost, $4,880 is attributed to the foreign exchange translation of the British Pound.

Recovery of raw material costs. During the six month period ended March 31, 2002, the Company received $5,467 in partial settlement of on-going price fixing litigation brought by the Company against certain raw material vitamin suppliers.

Interest expense. Interest expense was $7,820 for the six month period ended March 31, 2003, a decrease of $2,414, compared with interest expense of $10,234 for the prior comparable period. Interest expense decreased due to the Company continuing to repay bank debt. The major components of interest expense are interest on Senior Subordinated Notes associated with the Holland & Barrett acquisition, and interest on the Credit and Guarantee Agreement used for acquisitions, capital expenditures, and other working capital needs.

Miscellaneous, net. Miscellaneous, net was $3,513 for the six month period ended March 31, 2003, an increase of $1,458, compared to $2,055 for the prior comparable period. Such increase was primarily attributable to increases in investment income ($750) and increases in net gains on sale of property plant and equipment ($918) offset by exchange rate fluctuations ($11), and other miscellaneous income decreases ($199).

                         NBTY, INC. and SUBSIDIARIES
               MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

Income Taxes. The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where the Company conducts business, and the Company's ability to utilize various tax credits and foreign tax credits. The effective income tax rate for the six month period ended March 31, 2003 was 33.4%, compared to 38.5% for the prior comparable period. The change in the effective rate was due to tax saving strategies implemented in fiscal 2002, some of which are carried forward and are expected to benefit future fiscal years. In addition, the effective rate decreased due to an increase in the percentage of income generated from foreign jurisdictions where the overall effective tax rate is approximately 30.5%.

Net income. After income taxes, the Company had net income for the six month period ended March 31, 2003 of $36,234 (or basic and diluted earnings per share of $0.55 and $0.53, respectively), and $36,735 (or basic and diluted earnings per share of $0.56 and $0.54, respectively) for the prior comparable period. Excluding one-time events, earnings per diluted share for the first six months of 2003 and 2002 were $0.59 and $0.49, respectively.

Seasonality:
------------

The Company believes that its business is not seasonal in nature. The Company may have higher net sales in a quarter depending upon when it has engaged in significant promotional activities.

Liquidity and Capital Resources:
--------------------------------

The Company's primary sources of liquidity and capital resources are cash generated from operations. The Company also maintains a Credit & Guarantee Agreement ("CGA"). Cash and cash equivalents totaled $33,774 and $26,229 at March 31, 2003 and September 30, 2002, respectively. The Company generated cash from operating activities of $46,681 and $67,125 during the six month periods ended March 31, 2003 and March 31, 2002, respectively. The overall decrease in cash from operating activities during the six month period ended March 31, 2003 was mainly attributable to an increase in inventory, an increase in prepaid expenses and other current assets, and a smaller increase in accounts receivable as compared to the prior like period. Inventory levels increased over the prior comparable period in order to maintain high fulfillment shipment levels and to quickly respond to customer orders. In addition, the Company is aggressive in obtaining new distribution channels for its products and accordingly inventory levels are increased to respond to anticipated demand. Increases in inventory are also attributable to the new CVS supplier contract and the recent addition of the Marc's store chain. Last quarter the Company was named exclusive supplier for CVS private label nutritional supplements; shipments commenced in April 2003. Marc's stores, headquartered in Cleveland, Ohio, are expected to carry over 180 SKUs of Nature's Bounty brand products. The increase in prepaid expenses and other current assets is mainly attributable to a change in insurance carriers (dates of coverage do not correspond with the prior like period, increasing the prepaid cost) and increases in general insurance rates. The increase in accounts receivable and cash was primarily due to increased sales and improved collections.
The number of days sales outstanding during the six month periods ended March 31, 2003 and March 31, 2002 was 53 days and 54 days, respectively.

Cash used in investing activities was $28,776 and $12,181 during the six month periods ended March 31, 2003 and March 31, 2002, respectively. During the six month period ended March 31, 2003,

                         NBTY, INC. and SUBSIDIARIES
               MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

cash flows used in investing activities consisted primarily of net cash paid for the FSC and GNC U.K. business acquisitions ($14,786), the purchase of property, plant and equipment ($17,686), partially offset by proceeds from the sale of property, plant and equipment ($1,293), and cash received that was previously held in escrow from the fiscal 2001 acquisitions of Global Health Sciences ($1,850) and NatureSmart ($553). During the six month period ended March 31, 2002 cash flows used in investing activities consisted primarily of cash paid for the business acquisitions of Knox ($4,456) and Healthcentral.com ($2,800), the purchase of property, plant and equipment ($10,516), partially offset by cash received that was previously held in escrow for the acquisition of Global Health Sciences ($4,600) and proceeds from the sale of property, plant and equipment ($991).

Net cash used in financing activities was $11,440 and $37,470 during the six months ended March 31, 2003 and March 31, 2002, respectively. For the six month period ended March 31, 2003 cash flows used in financing activities included principal payments under long-term debt agreements ($11,616), partially offset by proceeds from the exercise of stock options ($176). Cash used in financing activities during the six month period ended March 31, 2002 included principal payments under long-term debt agreements ($38,027), partially offset by proceeds from the exercise of stock options ($557).

For the six month period ended March 31, 2003, working capital increased $8,091 to $193,801. This increase was primarily attributable to the Company increasing its current assets, specifically cash, accounts receivables, inventories, and prepaid expenses and other current assets. Continued growth in sales of the Company's principal promoted products during the period, as noted above, contributed to such increases in cash, accounts receivable and inventories. The Company continues to respond to consumer preferences and to monitor the market for trends and ideas, and these efforts have translated into increased sales.

The CGA is comprised of one term loan and a revolving credit facility. At March 31, 2003, there were borrowings of $20,063 under one term loan, which is classified as current at March 31, 2003. This term loan has an annual borrowing rate of 2.916% and is payable in quarterly installments of $5,563. At March 31, 2003, the Company had no borrowing under its $50,000 revolving credit facility, which expires on September 30, 2003. Stand-by letters of credit totaling $686 were outstanding under such facility at March 31, 2003. The Company is required to pay a commitment fee, which varies between .25% and .50% per annum, depending on the Company's ratio of Debt to EBITDA, on any unused portion of the revolving credit facility. The CGA provides that loans be made under a selection of rate formulas, including prime or Euro currency rates. Virtually all of the Company's assets are collateralized under the CGA. In addition, the Company is subject to the maintenance of various financial ratios and covenants.

In connection with the August 1997 acquisition of Holland & Barrett, the Company issued $150,000 of 8-5/8% senior subordinated Notes ("Notes") due in 2007. The Notes are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company.

                         NBTY, INC. and SUBSIDIARIES
               MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

A summary of contractual cash obligations as of March 31, 2003 is as follows:

                                                                 Payments Due By Period
                                            ---------------------------------------------------------------
                                                         Less Than        1-3          4-5         After 5
                                              Total        1 Year        Years        Years         Years
                                              -----      ---------       -----        -----        -------

Long-term debt and capital leases           $175,365      $ 20,665      $ 2,045      $150,235      $  2,420
Operating leases                             351,422        52,173       89,089        73,306       136,854
Purchase commitments                          43,027        43,027
Capital commitments                           14,512         9,912        4,600
Employment & consulting agreements             5,953         1,858        2,340         1,755
Standby letter of credit                         686           686
                                            --------      --------      -------      --------      --------

Total contractual cash obligations          $590,965      $128,321      $98,074      $225,296      $139,274
                                            ========      ========      =======      ========      ========

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

The Company was committed to make future purchases under various purchase arrangements with fixed price provisions aggregating approximately $43,027 at March 31, 2003. During the six months ended March 31, 2003 no one supplier individually represented greater than 10% of the Company's raw material purchases. The Company does not believe that the loss of any single supplier would have a material adverse effect on the Company's consolidated financial condition or results of operations.

The Company had approximately $612 in open capital commitments at March 31, 2003, primarily related to computer hardware and software. Also, the Company has a commitment of approximately $13,900 for the construction of an automated warehouse over the next 18 months.

The Company believes that existing cash balances, internally-generated funds from operations, and amounts available under the CGA will provide sufficient liquidity to satisfy the Company's working capital needs for the next 12 months and to finance anticipated capital expenditures incurred in the normal course of business and potential acquisitions.

The Company has employment agreements with two of its executive officers. The agreements, entered into in October 2002, have a term of 5 years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and changes in control of the Company. The annual commitment for salaries to these two officers as of March 31, 2003 was approximately $1,170. In addition, four members of Holland & Barrett's ("H&B") senior executive staff have service contracts terminable by the Company upon twelve months notice. The aggregate commitment for such H&B executive staff as of March 31, 2003 was approximately $350.

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

Inflation:
----------

Management believes that inflation did not have a significant impact on the Company's operations. Inflation has not had a significant impact on the Company in the past three years nor is it expected to have a significant impact in the foreseeable future.

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

At March 31, 2003, Moody's Investors Service, Inc. rated the Company's Notes as a B1, and the CGA's implied rating as a Ba2; Standard & Poor's rated the Notes as a B+, the CGA as a BB+, and gave the Company an overall corporate credit rating as BB. Both credit agencies' ratings remained unchanged from the prior period.

New accounting developments:
----------------------------

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

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up-front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. As of March 31, 2003, the Company has not entered into any such activities and therefore the adoption of this standard did not impact its consolidated financial position, results of operations, or disclosure requirements.

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

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending September 30, 2003 and must also provide the disclosures in its quarterly reports containing condensed consolidated financial statements for interim periods beginning in the current quarter. There were no grants during the six month periods ended March 31, 2003 and March 31, 2002; therefore, the pro forma and actual net income and related EPS are the same as amounts reported.

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the statement of operations. That presumption is

                         NBTY, INC. and SUBSIDIARIES
               MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF Issue No. 02-16 is effective for arrangements entered into after November 21, 2002. The adoption of EITF Issue No. 02-16 did not have a material impact on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not yet determined the impact of implementing Interpretation 46.

ITEM 3:

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

ITEM 4:

                         NBTY, INC. and SUBSIDIARIES
                           CONTROLS AND PROCEDURES

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

                         NBTY, INC. and SUBSIDIARIES
                          PART II OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's consolidated financial position or results of its operations.

On April 14, 2003, a complaint was filed by the United States of America against the Company arising from certain pseudoephedrine sales from November 2000 through December 2002. The complaint, filed in U.S. District Court for the Eastern District of New York, alleges technical recordkeeping and reporting violations of the Controlled Substances Act, 21 U.S.C. Sections 801-904 and Controlled Substances Import and Export Act, 21 U.S.C. Sections 951-971 in a fraction of the Company's sales of over-the-counter antihistamine and decongestant products containing pseudoephedrine. Total sales of such products generated approximately $160, or only 0.0002 percent of the Company's total sales for the fiscal years ended September 30, 2001 and September 30, 2002, respectively. The Company has cooperated in all respects with the Drug Enforcement Administration in its investigation of sales identified in the complaint. Accordingly, the Company believes that there is no valid basis nor precedent for the penalties sought, and intends to launch a vigorous defense. However, because this action is in its early stages, no determination can be made at this time as to the final outcome of this action.

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits
      Exhibit 99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      Exhibit 99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.  Reports on Form 8-K during the quarter ended March 31, 2003.

      There was no Form 8-K filed during the quarter covered by this report.

                         NBTY, INC. and SUBSIDIARIES
                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NBTY, INC.
                                       (Registrant)

Date:  May 2, 2003                     By: /s/  Scott Rudolph
       -----------                         --------------------------------
                                           Scott Rudolph
                                           Chairman and Chief Executive
                                           Officer
                                           (Principal Executive Officer)

Date:  May 2, 2003                     By: /s/  Harvey Kamil
       -----------                         --------------------------------
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


Date:  May 2, 2003
       -----------

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


Date:  May 2, 2003
       -----------

/s/ Harvey Kamil

Harvey Kamil
Chief Financial Officer