Form 10-Q
period 2003-06-30
NBTY INC
filed 2003-08-05
CIK 70793

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                          ________________________

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended June 30, 2003

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

                          ________________________
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]      NO [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES  [X]      NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                              Shares Outstanding
               Title of Class                as of July 28, 2003
               --------------                -------------------
               Common Stock
         Par value $.008 per share                66,456,570

                         NBTY, INC. and SUBSIDIARIES
                                  FORM 10-Q
                     FISCAL QUARTER ENDED JUNE 30, 2003
                                    INDEX

PART I.     Financial Information                                       Page

  ITEM 1.   Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets                          1

            Condensed Consolidated Statements of Income                    2

            Condensed Consolidated Statements of
             Stockholders' Equity and Comprehensive Income                 3

            Condensed Consolidated Statements of Cash Flows            4 - 5

            Notes to Condensed Consolidated Financial Statements      6 - 15

  ITEM 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     16 - 30

  ITEM 3.   Qualitative and Quantitative Disclosures about
             Market Risk                                                  31

  ITEM 4.   Controls and Procedures                                       32

PART II.    Other Information

  ITEM 1.   Legal Proceedings                                             33

  ITEM 4.   Submission of Matters to a Vote of Security Holders           33

  ITEM 6.   Exhibits and Reports on Form 8-K                              34

  Signatures                                                              35

  Certifications                                                     36 - 37

  Exhibits                                                           38 - 39

ITEM 1:

                         NBTY, INC. and SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

(Dollars and shares in thousands)

                                                               June 30,    September 30,
                                                                 2003           2002
                                                               --------    -------------

Assets

Current assets:
  Cash and cash equivalents                                    $ 38,459       $ 26,229
  Investments in bonds, at fair value                             6,191          8,194
  Accounts receivable, less allowance for doubtful accounts
   of $4,237 at June 30, 2003 and $4,194 at
   September 30, 2002                                            56,067         41,362
  Inventories                                                   235,477        204,402
  Deferred income taxes                                          12,206         11,206
  Prepaid expenses and other current assets                      45,838         24,691
                                                               --------       --------

      Total current assets                                      394,238        316,084

Property, plant and equipment, net                              223,063        216,245
Goodwill                                                        174,888        144,999
Intangible assets, net                                           44,864         48,413
Other assets                                                      8,522          8,936
                                                               --------       --------

      Total assets                                             $845,575       $734,677
                                                               ========       ========

Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt and capital
   lease obligations                                           $ 15,079       $ 23,044
  Accounts payable                                               73,884         48,616
  Accrued expenses and other current liabilities                 87,691         58,714
                                                               --------       --------

      Total current liabilities                                 176,654        130,374

Long-term debt                                                  154,422        163,874
Deferred income taxes                                            16,692         16,928
Other liabilities                                                 3,928          4,244
                                                               --------       --------

      Total liabilities                                         351,696        315,420
                                                               --------       --------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.008 par; authorized 175,000 shares;
   issued and outstanding 66,263 shares at June 30, 2003
   and 66,133 shares at September 30, 2002                          530            529
  Capital in excess of par                                      128,282        126,283
  Retained earnings                                             353,570        287,868
                                                               --------       --------
                                                                482,382        414,680
  Accumulated other comprehensive income                         11,497          4,577
                                                               --------       --------

      Total stockholders' equity                                493,879        419,257
                                                               --------       --------

      Total liabilities and stockholders' equity               $845,575       $734,677
                                                               ========       ========

          See notes to condensed consolidated financial statements.

                         NBTY, INC. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

(Dollars and shares in thousands, except per share amounts)

                                               For the three months    For the nine months
                                                  ended June 30,          ended June 30,
                                               --------------------    --------------------
                                                 2003        2002        2003        2002
                                                 ----        ----        ----        ----

Net sales                                      $308,474    $251,987    $827,701    $718,621
                                               --------    --------    --------    --------

Costs and expenses:
  Cost of sales                                 141,196     111,907     372,555     325,805
  Discontinued product charge                                             6,000
  Catalog printing, postage and promotion        15,378      12,544      46,015      34,285
  Selling, general and administrative           110,924      89,217     303,470     257,765
  Litigation recovery of raw material costs                 (15,051)                (20,518)
                                               --------    --------    --------    --------

                                                267,498     198,617     728,040     597,337
                                               --------    --------    --------    --------

Income from operations                           40,976      53,370      99,661     121,284
                                               --------    --------    --------    --------

Other income (expense):
  Interest                                       (3,890)     (4,354)    (11,709)    (14,588)
  Miscellaneous, net                              2,023         270       5,536       2,325
                                               --------    --------    --------    --------

                                                 (1,867)     (4,084)     (6,173)    (12,263)
                                               --------    --------    --------    --------

Income before income taxes                       39,109      49,286      93,488     109,021

Provision for income taxes                        9,641      19,579      27,786      42,577
                                               --------    --------    --------    --------

      Net income                               $ 29,468    $ 29,707    $ 65,702    $ 66,444
                                               ========    ========    ========    ========

Net income per share:
  Basic                                        $   0.44    $   0.45    $   0.99    $   1.01
  Diluted                                      $   0.43    $   0.44    $   0.96    $   0.98

Weighted average common shares outstanding:
  Basic                                          66,263      66,056      66,232      65,895
  Diluted                                        68,287      68,017      68,233      67,723

          See notes to condensed consolidated financial statements.

                         NBTY, INC. and SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          AND COMPREHENSIVE INCOME
                  FOR THE YEAR ENDED SEPTEMBER 30, 2002 AND
                       NINE MONTHS ENDED JUNE 30, 2003
                                 (Unaudited)

(Dollars and shares in thousands)

                                   Common Stock                                        Accumulated
                                ----------------   Capital                 Stock          Other          Total          Total
                               Number of          in Excess  Retained  Subscriptions  Comprehensive  Stockholders'  Comprehensive
                                Shares    Amount    of Par   Earnings    Receivable   Income (Loss)     Equity          Income
                               ---------  ------  ---------  --------  -------------  -------------  -------------  --------------

Balance, September 30, 2001     65,724     $526   $122,513   $193,184      $(839)       $(12,978)      $302,406

Components of comprehensive
 income:
  Net income                                                   95,791                                    95,791       $ 95,791
  Foreign currency
   translation adjustment                                                                 17,603         17,603         17,603
  Change in net unrealized
   gain on available-for-sale
   investments                                                                               (48)           (48)           (48)
                                                                                                                      --------
                                                                                                                      $113,346
                                                                                                                      ========
Treasury stock retired             (71)      (1)      (113)    (1,107)                                   (1,221)
Exercise of stock options          480        4      2,068                                                2,072
Tax benefit from exercise of
 stock options                                       1,815                                                1,815
Repayment of stock subscrip-
 tions receivable                                                            839                            839
                                -------------------------------------------------------------------------------
Balance, September 30, 2002     66,133      529    126,283    287,868          -           4,577        419,257

Components of comprehensive
 income:
  Net income                                                   65,702                                    65,702       $ 65,702
  Foreign currency
   translation adjustment                                                                  8,923          8,923          8,923
  Change in net unrealized
   loss on available-for-sale
   investments                                                                            (2,003)        (2,003)        (2,003)
                                                                                                                      --------
                                                                                                                      $ 72,622
                                                                                                                      ========
Exercise of stock options           30                 176                                                  176
Tax benefit from exercise of
 stock options                                         113                                                  113
Shares issued and contributed
 to ESOP                           100        1      1,710                                                1,711
                                -------------------------------------------------------------------------------

Balance,  June 30, 2003         66,263     $530   $128,282   $353,570      $   -        $ 11,497       $493,879
                                ===============================================================================

          See notes to condensed consolidated financial statements.

                         NBTY, INC. and SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

(Dollars in thousands)

                                                                 For the nine months
                                                                    ended June 30,
                                                               ----------------------
                                                                 2003         2002
                                                                 ----         ----

Cash flows from operating activities:
  Net income                                                   $ 65,702     $ 66,444
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Gain on disposal/sale of property, plant
     and equipment                                                 (843)         (75)
    Depreciation and amortization                                32,539       31,512
    Foreign currency exchange rate (gain) loss                     (970)         463
    Amortization of deferred financing costs                        591          585
    Amortization of bond discount                                    93           93
    Allowance for doubtful accounts                                 (43)       1,384
    Deferred income taxes                                        (1,000)
    Compensation expense for ESOP                                 1,283
    Tax benefit from exercise of stock options                      113        1,385
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                       (12,912)     (11,295)
      Inventories                                               (13,323)       6,984
      Prepaid expenses and other current assets                 (17,201)      (8,206)
      Other assets                                               (1,209)       1,074
      Accounts payable                                            5,743       (2,571)
      Accrued expenses and other current liabilities             21,330       19,088
      Other liabilities                                            (317)          42
                                                               --------     --------

        Net cash provided by operating activities                79,576      106,907
                                                               --------     --------

Cash flows from investing activities:
  Cash paid for acquisitions, net of cash acquired              (32,049)      (7,256)
  Release of cash held in escrow                                  2,403        4,600
  Purchase of property, plant and equipment                     (24,852)     (16,427)
  Proceeds from sale of property, plant and equipment             1,454        1,004
  Proceeds from sale of intangibles                                               25
  Purchase of investments                                                     (8,242)
                                                               --------     --------

        Net cash used in investing activities                   (53,044)     (26,296)
                                                               --------     --------

Cash flows from financing activities:
  Principal payments under long-term debt agreements
   and capital leases                                           (17,510)     (79,477)
  Proceeds from stock options exercised                             176        1,385
                                                               --------     --------
        Net cash used in financing activities                   (17,334)     (78,092)
                                                               --------     --------

Effect of exchange rate changes on cash and cash
 equivalents                                                      3,032        1,623
                                                               --------     --------


Continued

          See notes to condensed consolidated financial statements.

                         NBTY, INC. and SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (Unaudited)

(Dollars and shares in thousands)

                                                                 For the nine months
                                                                    ended June 30,
                                                               ----------------------
                                                                 2003         2002
                                                                 ----         ----

Net increase in cash and cash equivalents                      $ 12,230     $  4,142

Cash and cash equivalents at beginning of period                 26,229       34,434
                                                               --------     --------

Cash and cash equivalents at end of period                     $ 38,459     $ 38,576
                                                               ========     ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                     $  8,656     $ 11,427
  Cash paid during the period for income taxes                 $ 21,035     $ 30,619

Non-cash investing and financing activities:

      Acquisitions accounted for under the purchase method are summarized as follows:


                                   For the nine months
                                      ended June 30,
                                   -------------------
                                     2003        2002
                                     ----        ----

  Fair value of assets acquired    $ 59,505     $7,256
  Liabilities assumed               (24,315)         -
  Less: Cash acquired                (3,141)         -
                                   --------     ------
  Net cash paid                    $ 32,049     $7,256
                                   ========     ======

      During the nine months ended June 30, 2003, the Company issued 100 shares of NBTY stock (having a total then market value of approximately $1,711) as a contribution to the ESOP plan.

          See notes to condensed consolidated financial statements.

                         NBTY, INC. and SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(In thousands, except per share amounts and number of stores)

1.    Principles of consolidation and basis of presentation

The accompanying condensed consolidated financial statements as of June 30, 2003 and September 30, 2002 and for the three and nine months ended June 30, 2003 and June 30, 2002 have been prepared by NBTY, Inc. and Subsidiaries (the "Company") and have not been audited. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company's fiscal year ends on September 30. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary to present fairly its consolidated financial position, results of operations and cash flows.

The results of operations for the three and nine months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending September 30, 2003. As these are condensed consolidated financial statements, this report should be read in conjunction with the Company's consolidated financial statements and the notes included in its Annual report on Form 10-K for the fiscal year ended September 30, 2002.

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

Stock-based compensation

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and provides pro forma disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", had been applied in measuring compensation expense. In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In

                         NBTY, INC. and SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(In thousands, except per share amounts and number of stores)

addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending September 30, 2003 and must also provide the disclosures in its quarterly reports containing condensed consolidated financial statements for interim periods. There were no grants during the nine month periods ended June 30, 2003 and June 30, 2002; therefore, the pro forma and actual net income and related EPS are the same as amounts reported.

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

In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The

                         NBTY, INC. and SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(In thousands, except per share amounts and number of stores)

provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material effect on its consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, ("FIN") "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin ("ARB") No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes that the provisions of FIN 46 will not have any impact on the Company's consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any significant financial instruments within its scope.

2.    Acquisitions

On May 20, 2003, the Company acquired the De Tuinen chain of retail stores from Ahold. The De Tuinen chain operates 44 company owned stores and 21 franchised stores located throughout the Netherlands. This operation had total revenue of approximately 30 million euro ($30.2 million USD) during 2002 and has been a wholly owned subsidiary of the Ahold group of companies since 1991. The purchase price for this business was approximately $18,431. Assets acquired and liabilities assumed include cash ($1,168), accounts receivable ($3,693), inventories ($5,572), property, plant and equipment ($5,105), and current liabilities ($1,956). The excess cost of investment over the net book value amounted to $4,849 and is classified as goodwill. This transaction stipulates adjustments to the purchase price once the "Closing Date Equity", as

                         NBTY, INC. and SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(In thousands, except per share amounts and number of stores)

defined, is finalized. The Company is still in the process of finalizing such valuation; therefore the acquired assets and liabilities discussed above are subject to change. This acquisition contributed $4,286 in sales and a marginal operating loss during the current fiscal period.

On March 10, 2003, the Company acquired Health & Diet Group Ltd. and the FSC wholesale business from Royal Numico N.V. Health & Diet Group owns and operates 49 GNC stores in the U.K. FSC is a Manchester, U.K.-based wholesale operation whose products are sold to health food stores and pharmacies. The FSC branded products include comprehensive ranges of multivitamins, single vitamins and minerals, herbal formulas, and tinctures. These operations had total sales of approximately $57,000 during 2002. The purchase price for these businesses was approximately $16,759. Assets acquired and liabilities assumed include cash ($1,973), accounts receivable ($1,522), inventories ($9,512), other current assets ($2,429), property, plant and equipment ($5,150), and current liabilities ($22,360). The excess cost of investment over the net book value amounted to $18,533 and is classified as goodwill. This transaction stipulates adjustments to the purchase price for agreed upon working capital requirements and inventory valuation procedures to be performed. The Company is still in the process of finalizing its valuation analysis and therefore the assets and liabilities allocated above are subject to change. This acquisition contributed $16,769 in sales and a $348 operating loss during the current fiscal period.

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

On December 13, 2001, the Company acquired certain assets of the Knox NutraJoint and Knox for Nails nutritional supplement business from Kraft Foods North America, Inc. for approximately $4,456 in cash. Assets acquired include inventory ($2,456), and intangibles ($2,000). Approximately $1,800 of the $2,000 has been classified as a trademark with an indefinite life. Kraft's revenues for these brands were approximately $15,000 in 2001.

3.    Comprehensive income

Total comprehensive income for the Company includes net income, the effects of foreign currency translation and unrealized (losses) gains on available-for-sale securities, which are charged or credited to the cumulative other comprehensive income account within stockholders' equity. Total comprehensive income for the three and nine month periods ended June 30, 2003 and 2002 are as follows:

                         NBTY, INC. and SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(In thousands, except per share amounts and number of stores)


                                              For the three months    For the nine months
                                                 ended June 30,          ended June 30,
                                              --------------------    -------------------
                                                2003        2002        2003        2002
                                                ----        ----        ----        ----

Net income                                    $29,468     $29,707     $65,702     $66,444
Changes in:
  Unrealized holding (losses) gains            (1,821)    $   316      (2,003)    $   316
  Foreign currency translation adjustments     10,794      14,495       8,923       8,758
                                              -------     -------     -------     -------

      Total comprehensive income              $38,441     $44,518     $72,622     $75,518
                                              =======     =======     =======     =======

Accumulated other comprehensive income, which is classified as a separate component of stockholders' equity, is comprised of net gains on foreign currency translation of $13,548 and $4,625 at June 30, 2003 and September 30, 2002, respectively, and net unrealized holding losses on available-for-sale securities of $2,051 at June 30, 2003 and $48 at September 30, 2002, respectively.

4.    Investments in bonds

The Company classifies its investments in bonds as available for sale and reports them at fair market value (based on quoted market prices), with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income in stockholders' equity. Market quotes may not represent firm bids of such dealers or prices for actual sales. There is only a thinly traded market for such securities and market ratings as of June 30, 2003 are as follows: Moody's Investors Service, Inc. "Moody's" rated these debt securities as Caa2 and Standard & Poor's rated these debt securities as a CC.

5.    Inventories

The components of inventories are as follows:


                         June 30,    September 30,
                           2003           2002
                         --------    -------------

      Raw materials      $ 80,306       $ 77,051
      Work-in-process       9,662          8,527
      Finished goods      145,509        118,824
                         --------       --------
                         $235,477       $204,402
                         ========       ========

6.    Earnings per share (EPS)

Basic EPS computations are based on the weighted average number of common shares outstanding during the three and nine month periods ended June 30, 2003 and June 30, 2002.

                         NBTY, INC. and SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(In thousands, except per share amounts and number of stores)

Diluted EPS includes the dilutive effect of outstanding stock options, as if exercised. The following is a reconciliation between basic and diluted EPS:


                                        For the three months    For the nine months
                                           ended June 30,          ended June 30,
                                        --------------------    -------------------
                                           2003       2002        2003       2002
                                           ----       ----        ----       ----

Numerator:
  Numerator for basic EPS - income
   available to common stockholders      $29,468    $29,707     $65,702    $66,444
                                         =======    =======     =======    =======

  Numerator for diluted EPS - income
   available to common stockholders      $29,468    $29,707     $65,702    $66,444
                                         =======    =======     =======    =======

Denominator:
  Denominator for basic EPS -             66,263     66,056      66,232     65,895
   weighted-average shares
  Effect of dilutive securities:
    Stock options                          2,024      1,961       2,001      1,828
                                         -------    -------     -------    -------

  Denominator for diluted EPS -
   weighted-average shares                68,287     68,017      68,233     67,723
                                         =======    =======     =======    =======

Net EPS:
  Basic EPS                              $  0.44    $  0.45     $  0.99    $  1.01
                                         =======    =======     =======    =======

  Diluted EPS                            $  0.43    $  0.44     $  0.96    $  0.98
                                         =======    =======     =======    =======

7.    Goodwill and Intangible Assets

SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives not be amortized but, instead, tested for impairment at least annually. The Company continues to amortize other intangible assets, consisting primarily of customer lists, trademarks, and covenants not to compete using the straight line method over their estimated useful lives of two to fifteen years. The carrying amount of acquired intangible assets as of June 30, 2003 and September 30, 2002 is as follows:


                                         June 30, 2003                   September 30, 2002
                                 ------------------------------    ------------------------------
                                 Gross carrying    Accumulated     Gross carrying    Accumulated      Amortization
                                     amount        Amortization        amount        Amortization    Period (years)
                                 --------------    ------------    --------------    ------------    --------------

Amortized intangible assets:
  Customer lists                     $61,368          $18,820          $64,283          $18,668          6 - 15
  Trademark and licenses               2,414            2,397            2,429            2,188          2 - 3
  Covenants not to compete             2,605            2,106            2,605            1,848          5 - 7
                                     -------          -------          -------          -------
                                     $66,387          $23,323          $69,317          $22,704
                                     =======          =======          =======          =======

Unamortized intangible asset:
  Trademark                            1,800                -            1,800                -
                                     -------          -------          -------          -------

      Total intangible assets        $68,187          $23,323          $71,117          $22,704
                                     =======          =======          =======          =======

                         NBTY, INC. and SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(In thousands, except per share amounts and number of stores)

The changes in the carrying amount of goodwill by segment for the nine month period ended June 30, 2003, are as follows:


                              Puritan's Pride/    United States    European
                              Direct Response        Retail         Retail     Wholesale    Consolidated
                              ----------------    -------------    --------    ---------    ------------

Balance at
 September 30, 2002                $15,197            $7,588       $117,322     $4,892        $144,999
Acquisitions during period                                           23,382                     23,382
Foreign currency
 translation                                                          6,507                      6,507
                                   -------            ------       --------     ------        --------
Balance at
 June 30, 2003                     $15,197            $7,588       $147,211     $4,892        $174,888
                                   =======            ======       ========     ======        ========

Aggregate amortization expense of definite lived intangible assets for the nine months ended June 30, 2003 and June 30, 2002 was approximately $3,549 and $3,233, respectively.

Estimated amortization expense, assuming no changes in the Company's intangible assets, for each of the five succeeding fiscal years, beginning with fiscal 2003, is $4,637 (2003), $4,250 (2004), $4,041 (2005), $3,981
(2006), and $3,749 (2007).

8.    Segment Information:

The Company is organized by sales segments on a worldwide basis. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measures of performance are the sales and pretax operating income or loss (prior to corporate allocations) of each segment, as this is the key performance indicator reviewed by management. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Such unallocated expenses remain in the corporate segment. Corporate also includes the manufacturing assets of the Company and accordingly, items associated with these activities, such as the discontinued product charge and the litigation recovery of raw material costs remain unallocated in the corporate segment. The Company's segment reporting disclosures for the prior periods presented have been reclassified to conform to the current year presentation. The European Retail operations do not include any transfer pricing absorption. The accounting policies of all of the operating segments are the same as those described in the summary of significant accounting policies in Note 1.

The Company reports four worldwide segments: Wholesale; Retail: United States; Retail: Europe; and Puritan's Pride/Direct Response. All of the Company's products fall into one of these four segments. The Wholesale segment is comprised of several divisions each targeting specific market groups which include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers. The Retail United States segment generates revenue through its 536 Company-operated stores of proprietary brand and third-party products. The European Retail

                         NBTY, INC. and SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(In thousands, except per share amounts and number of stores)

segment generates revenue through its 593 Company-operated stores of proprietary brand and third-party products. The Puritan's Pride/Direct Response segment generates revenue through the sale of its products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail or by phoning customer service representatives in New York, Illinois and the United Kingdom.

The following table represents key financial information of the Company's business segments:


                                           For the three months    For the nine months
                                              ended June 30,          ended June 30,
                                           --------------------    -------------------
                                             2003        2002        2003        2002
                                             ----        ----        ----        ----

Wholesale:
  Revenue                                  $ 93,939    $ 80,151    $252,906    $217,676
  Operating income                           21,630      20,559      53,784      44,211
  Depreciation and amortization                 290          94         741         797
  Identifiable assets, at end of period      50,613      52,937      50,613      52,937
  Capital expenditures                          213         485         367       1,214

Retail:
  United States
  Revenue                                  $ 54,423    $ 51,287    $158,242    $146,347
  Operating income (loss)                       902         (94)        340      (5,034)
  Depreciation and amortization               2,639       2,850       8,576      10,305
  Identifiable assets, at end of period      63,732      74,353      63,732      74,353
  Capital expenditures                          549         805       1,660       3,238
  Locations open at end of period               536         540         536         540

  Europe
  Revenue                                  $ 99,202    $ 71,165    $268,903    $216,484
  Operating income                           19,182      18,533      64,542      59,041
  Depreciation and amortization               2,708       2,007       7,247       5,985
  Identifiable assets, at end of period     326,690     241,188     326,690     241,188
  Capital expenditures                        3,261       1,174       7,028       3,289
  Locations open at end of period               593         465         593         465

                         NBTY, INC. and SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(In thousands, except per share amounts and number of stores)


                                                   For the three months    For the nine months
                                                      ended June 30,          ended June 30,
                                                   --------------------    -------------------
                                                     2003        2002        2003        2002
                                                     ----        ----        ----        ----

Puritan's Pride/Direct Response
  Revenue                                          $ 60,910    $ 49,384    $147,650    $138,114
  Operating income                                   19,771      17,711      44,744      51,940
  Depreciation and amortization                       1,413       1,343       4,350       4,009
  Identifiable assets, at end of period              82,020      84,340      82,020      84,340
  Capital expenditures                                  138          91         632         733

Corporate:
  Corporate expenses                               $(20,509)   $(18,390)   $(57,749)   $(49,392)
  Discontinued product charge                                                (6,000)
  Litigation recovery of raw material costs                      15,051                  20,518
  Depreciation and amortization - manufacturing       2,504       2,612       7,707       7,396
  Depreciation and amortization - other               1,233       1,052       3,918       3,020
  Corporate manufacturing identifiable
   assets, at end of period                         322,520     272,219     322,520     272,219
  Capital expenditures - manufacturing                1,028       1,297       2,792       4,236
  Capital expenditures - other                        1,977       2,059      12,373       3,717

Consolidated totals:
  Revenue                                          $308,474    $251,987    $827,701    $718,621
  Operating income                                   40,976      53,370      99,661     121,284
  Depreciation and amortization                      10,787       9,958      32,539      31,512
  Identifiable assets, at end of period             845,575     725,037     845,575     725,037
  Capital expenditures                                7,166       5,911      24,852      16,427

Foreign subsidiaries account for approximately 38% of total assets, 18% of total liabilities and 33% of net revenues, as of and for the nine month period ended June 30, 2003.

9.    Discontinued Product Charge:

Effective March 15, 2003, the Company voluntarily discontinued sales of products that contain ephedra. Income from operations during the nine months ended June 30, 2003 includes a one-time charge of approximately $6,000 ($3,558 or $0.06 basic and diluted earnings per share, after tax) associated with such discontinued sales. The Company's belief that its ephedra products were safe when used as directed has been supported by scientific evidence. However, in light of adverse publicity surrounding ephedra and the current environment in the U.S., the Company believed it was in its best interest to voluntarily cease selling ephedra products, which represented an insignificant portion of the Company's overall business.

                         NBTY, INC. and SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(In thousands, except per share amounts and number of stores)

10.   Litigation Recovery of Raw Material Costs:

The Company was a plaintiff in a vitamin antitrust litigation matter brought in the United States District Court in the District of Columbia against F. Hoffmann-La Roche Ltd. and others for alleged price fixing. Settlements with certain defendants were made and the Company received $20,518 ($12,619 or $0.19 basic and diluted earnings per share, after tax) in settlement of price fixing litigation during the nine months ended June 30, 2002.

11.   Litigation:

On April 14, 2003, a complaint was filed by the United States of America against the Company arising from certain pseudoephedrine sales from November 2000 through December 2002. The complaint, filed in U.S. District Court for the Eastern District of New York, alleges technical recordkeeping and reporting violations of the Controlled Substances Act, 21 U.S.C. Sections 801-904 and Controlled Substances Import and Export Act, 21 U.S.C. Sections 951-971 in a fraction of the Company's sales of over-the-counter antihistamine and decongestant products containing pseudoephedrine. Total sales of such products generated approximately $160 of the Company's total sales for the fiscal years ended September 30, 2001 and September 30, 2002, respectively. The Company has cooperated in all respects with the Drug Enforcement Administration in its investigation of sales identified in the complaint. Accordingly, the Company believes that there is no valid basis nor precedent for the penalties sought, and has launched a vigorous defense. However, because this action is in its early stages, no determination can be made at this time as to the final outcome of this action.

12.   Income Taxes:

The effective income tax rate for the nine month period ended June 30, 2003 was 29.7%, compared to 39.1% for the prior comparable period. The change in the effective rate was principally due to Company recording a $4,000 after-tax benefit to record foreign tax credits. Such benefits resulted from certain tax saving strategies implemented in fiscal 2002. These tax planning activities may also benefit future fiscal years and therefore may further reduce the Company's overall effective income tax rate.

13.   Subsequent Event:

On July 25, 2003, the Company completed the acquisition of Rexall Sundown, Inc. ("Rexall") from Royal Numico, N.V. for $250 million in cash. The acquisition was financed by a new senior credit facility consisting of $275 million in term loans and $100 million in a revolving credit agreement. Rexall's portfolio of nutritional supplement brands includes Rexall(R), Sundown(R), Osteo Bi-Flex(R), CarbSolutions, MET-Rx(R) and WORLDWIDE Sports Nutrition(R). Rexall had sales of $455 million for the year ended December 31, 2002.

On July 25, 2003, the Company entered into a new Credit and Guarantee Agreement ("new CGA") comprised of $375,000 Senior Secured Credit Facilities. The new CGA consists of a $100,000 Revolving Credit Facility, a $50,000 Term Loan A and a $225,000 Term Loan B. Terms of the new CGA are in many instances similar to the previous one. As with the previous CGA, interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. The revolving credit facility and term loans are scheduled to mature on the earlier of (i) fifth anniversary of the closing date for the Revolving Credit Facility and Term Loan A, and the sixth anniversary date for Term Loan B; or (ii) March 15, 2007 if the Company's 8-5/8% senior subordinated Notes due September 15, 2007 are still outstanding. The proceeds were used to fund the Rexall acquisition, to refinance the existing CGA, and to pay fees, commissions, and expenses therewith. Following the closing date, the proceeds of loans borrowed under the new Revolving Facility shall be used for general corporate purposes. Virtually all of the company's assets are collateralized under the new CGA and are subject to normal banking terms and conditions and the maintenance of various financial ratios and covenants.

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

Forward Looking Statements:
---------------------------

NBTY is a leading vertically integrated U.S. manufacturer and distributor of a broad line of high-quality, value-priced nutritional supplements in the United States and throughout the world. The Company markets more than 1,100 products under several brands, including Nature's Bounty(R), Vitamin World(R), Puritan's Pride(R), Holland & Barrett(R), Nutrition
Headquarters(R), American Health(R) and Nutrition Warehouse(R).

Information contained in this form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements, which can be identified by the use of terminology such as "subject to," "believe," "expect," "may,""plan", "estimate", "intend", "will," "should," "can," or "anticipate," or the negative thereof, or variations thereon, or similarly, discussions of strategy, although believed to be reasonable, are also forward-looking statements and are inherently uncertain. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. Factors that may affect such forward-looking statements include (i) slow or negative growth in the nutritional supplement industry; (ii) disruptions of business or negative impact on sales and earnings due to acts of war, terrorism, bio-terrorism, or civil unrest, or disruption of mail service; (iii) adverse publicity regarding the consumption of nutritional supplements; (iv) inability to retain customers of companies (or mailing lists) recently acquired; (v) increased competition; (vi) increased costs; (vii) loss or retirement of key members of management; (viii) increases in the cost of borrowings and unavailability of additional debt or equity capital; (ix) unavailability of, or inability to consummate, advantageous acquisitions in the future including those that may be subject to bankruptcy approval, or the inability of the Company to integrate acquisitions into the mainstream of its business; (x) changes in general worldwide economic and political conditions in the markets in which the Company may compete from time to time; (xi) the inability of the Company to gain and/or hold market share of its wholesale and retail customers; (xii) loss or reduction in ephedra sales; (xiii) unavailability of electricity in certain geographical areas; (xiv) exposure to, expense of defending and resolving, product liability claims and other litigation; (xv) the ability of the Company to successfully implement its business strategy; (xvi) the inability of the Company to manage its retail operations efficiently; (xvii) consumer acceptance of the Company's products; (xvii) the inability of the Company to renew leases on its retail locations; (xix) inability of the Company's retail stores to attain profitability; (xx) the absence of clinical trials for many of the Company's products; (xxi) sales and earnings volatility and/or trends; (xxii) The effect on Company sales of the rapidly changing nature of the Internet and on-line commerce; (xxiii) fluctuations in foreign currencies, and more particularly the British Pound; (xxv) import-export controls on sales to foreign countries; (xxvi) the inability of the Company to secure favorable new sites for, and delays in opening, new retail locations; (xxvii) introduction of new federal, state, local or foreign legislation or regulation or adverse determinations by regulators, and more particularly the Food Supplements Directive and the Traditional Herbal Medicinal Products Directive in Europe; (xxviii) the mix of the Company's products and the profit margins thereon; (xxx) the availability and pricing of raw materials;
(xxxi) risk factors discussed in the Company's filings with the Securities and Exchange Commission; and (xxxii) other factors beyond the Company's control.

Consequently, such forward-looking statements should be regarded solely on the Company's current plans, estimates and beliefs.

                         NBTY, INC. and SUBSIDIARIES
              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

Readers are cautioned not to place undue reliance on forward-looking statements. The Company cannot guarantee future results, trends, events, levels of activity, performance or achievements. The Company undertakes no obligation and specifically declines any obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

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

                         NBTY, INC. and SUBSIDIARIES
              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

Results of Operations:
----------------------

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:


                                             For the three months    For the three months      Change
                                                ended June 30,          ended June 30,         amount
                                             --------------------    --------------------     increase
                                               2003        2003         2002       2002      (decrease)
                                               ----        ----         ----       ----      ----------

Net sales                                     $308,474      100%      $251,987      100%      $ 56,487
                                              --------     ----       --------     ----       --------

Costs and expenses:
  Cost of sales                                141,196     45.8%       111,907     44.4%        29,289
  Catalog printing, postage and promotion       15,378      5.0%        12,544      5.0%         2,834
  Selling, general and administrative          110,924     36.0%        89,217     35.4%        21,707
  Litigation recovery of raw material costs          -                 (15,051)    -6.0%        15,051
                                              --------     ----       --------     ----       --------

                                               267,498     86.8%       198,617     78.8%        68,881
                                              --------     ----       --------     ----       --------

Income from operations                          40,976     13.2%        53,370     21.2%       (12,394)
                                              --------     ----       --------     ----       --------

Other income (expense):
  Interest                                      (3,890)    -1.3%        (4,354)    -1.7%           464
  Miscellaneous, net                             2,023      0.7%           270      0.1%         1,753
                                              --------     ----       --------     ----       --------

                                                (1,867)    -0.6%        (4,084)    -1.6%         2,217
                                              --------     ----       --------     ----       --------

Income before income taxes                      39,109     12.6%        49,286     19.6%       (10,177)

Provision for income taxes                       9,641      3.1%        19,579      7.8%        (9,938)
                                              --------     ----       --------     ----       --------

      Net income                              $ 29,468      9.5%      $ 29,707     11.8%      $   (239)
                                              ========     ====       ========     ====       ========

For the three month period ended June 30, 2003 compared to the three month period ended June 30, 2002:

Net sales. Net sales in the third quarter ended June 30, 2003 were $308,474, compared with $251,987 for the prior comparable period, an increase of $56,487, or 22.4%. The $56,487 increase is comprised of: $13,788 attributable to wholesale, $3,136 attributable to US retail, $28,037 attributable to European retail, and $11,526 to the Puritan's Pride direct response/e-commerce segment.

Wholesale sales were $93,939, compared to $80,151, an increase of $13,788, or 17.2%. Such increase in the wholesale segment's sales was primarily due to an increase in sales to the mass market, drug chains and supermarkets ($14,274), sales contributed by the FSC acquisition ($2,885), offset by a decrease in Global Health Sciences sales ($3,371). Products such as Coral Calcium, Flex-

                         NBTY, INC. and SUBSIDIARIES
              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

a-min(R), and the Knox NutraJoint(R) products continue to help the Company strengthen its leading market position. In addition, increases in the wholesale segment can be attributed to the Company expanding its distribution channel from new customer accounts. One customer of the wholesale division represented, individually, more than 10% of this segment's sales for the three month period ended June 30, 2003. For the prior comparable period, two customers represented, individually, more than 10% of this segment's sales. The Company does not believe that the loss of either of these customers or any other single customer of the Company would have a material adverse effect on the Company's consolidated financial condition or results of operations. Puritan's Pride/Direct Response sales were $60,910, compared to $49,384, an increase of $11,526, or 23.3%. Such increase was a result of the Company's catalog promotion strategy and enhancing the appearance of the catalog. U.S. retail sales were $54,423, compared to $51,287, an increase of $3,136, or 6.1%. Such increase was a direct result of the Savings Passport Program, a customer loyalty program. Same store sales for stores open more than one year increased 5.4% (or $2,692). European retail sales were $99,202, compared to $71,165, an increase of $28,037, or 39.4%. Such increase was attributable to an increase in same store sales for stores open more than one year of 17.5% (or $12,361) and sales contributed by the GNC U.K. and De Tuinen acquisitions ($10,307 and $4,286 respectively). The same store sales results include the positive effect of a strong British Pound ($7,541 or 10.7%). The Company operated 536 stores in the U.S. and 593 stores in Europe as of June 30, 2003, compared to 540 stores in the U.S. and 463 in the U.K./Ireland as of June 30, 2002.

Cost of sales. Cost of sales in the third quarter ended June 30, 2003 were $141,196, or 45.8% as a percentage of sales, compared to $111,907, or 44.4% for the prior comparable period. Overall, gross profit as a percentage of sales decreased to 54.2% in the third quarter ended June 30, 2003 as compared to 55.6% for the prior comparable period. The wholesale segment's gross profit decreased to 40.8% from 45% as a percentage of sales, primarily due to changes in product mix, certain promotions and an increase in sales incentives and promotion costs classified as reductions in gross sales. Puritan's Pride/Direct Response's gross profit increased to 61.5% from 59.7% as a percentage of sales. The gross profit was affected by varied catalog promotions the Company ran in the third quarter ended June 30, 2003 which did not run in the prior comparable period. During the quarter ended June 30, 2002, the Company ran the 70% off catalog in May, which typically results in a lower than average gross profit margin. The U.S. retail gross profit increased, as a percentage of sales, to 59.4% from 58.6% primarily due to the Company's introduction of new higher gross margin items. The European retail gross profit decreased to 59.6% from 62.4% as a percentage of sales primarily as a result of the recent acquisitions of GNC U.K. and De Tuinen. These operations reported gross profit of 42.8% and 39.8% respectively, thereby affecting the European retail gross margin during the current quarter. Without these newly acquired operations, gross profit as a percentage of sales would have remained relatively unchanged as compared to the prior period. The Company's overall strategy is to improve margins by introducing new products which traditionally have a higher gross profit and by continuing to increase in-house manufacturing while decreasing the use of outside suppliers. In the third quarters ended June 30, 2003 and June 30, 2002, cost of sales included charges for under-absorbed factory overhead of $2,250 and $1,887, respectively.

Catalog printing, postage, and promotion. Catalog printing, postage, and promotion expenses were $15,378 in the third quarter ended June 30, 2003, compared with $12,544 in the prior comparable period, an increase of $2,834. Such advertising expenses as a percentage of sales were 5% for the third quarters ended June 30, 2003 and 2002. Of the $2,834 increase, $2,804 was attributable to the increase in promotions for products, mainly via television, magazines, newspapers and mailing

                         NBTY, INC. and SUBSIDIARIES
              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

programs, and $30 was attributable to an increase in catalog printing costs. Puritan's Pride/Direct Response's promotion and media increased $2,128 and European Retail promotion and media increased $1,965, primarily relating to advertising incurred for new products introduced and existing core products. Investments in additional advertising and sales promotions are part of the Company's strategic effort to increase long-term growth. The other Company segments' advertising expense variances are as follows: wholesale's advertising decreased $905 and U.S. retail's advertising decreased $354.

Selling, general and administrative expenses. Selling, general and administrative expenses were $110,924 in the third quarter ended June 30, 2003, an increase of $21,707, as compared with $89,217 for the prior comparable period. As a percentage of sales, selling, general and administrative expenses were 36% for the third quarter ended June 30, 2003 and 35.4% for the prior comparable period. Of the $21,707 increase, $9,052 was attributable to increased payroll costs mainly associated with business acquisitions and general salary increases, $4,200 to increased rent expense and additional U.S. retail and European retail stores, $2,853 to increased freight costs mainly resulting from the Company's efforts to generate faster product delivery to customers, $1,075 to increased insurance costs mainly associated with an increase in general insurance rates, and $1,130 to broker commissions, which was directly associated with the increase in wholesale sales. Of the $21,707 increase in selling, general and administrative cost, $2,687 is attributed to the foreign exchange translation of the British Pound.

Litigation recovery of raw material costs. During the quarter ended June 30, 2002, the Company received $15,051 for the settlement of price fixing litigation brought by the Company against certain raw material vitamin suppliers.

Interest expense. Interest expense was $3,890 in the third quarter ended June 30, 2003, a decrease of $464 compared with interest expense of $4,354 in the third quarter ended June 30, 2002. Interest expense decreased due to the Company continuing to repay bank debt. The major components of interest expense are interest on Senior Subordinated Notes, and interest on the Credit and Guarantee Agreement (CGA) used for acquisitions, capital expenditures and other working capital needs.

Miscellaneous, net. Miscellaneous, net was $2,023 in the third quarter ended June 30, 2003, an increase of $1,753, compared to $270 in the third quarter ended June 30, 2002. Such increase was primarily attributable to exchange rate fluctuations ($1,444), increases in investment income ($653), offset by decreases in net gains on sale of property plant and equipment ($55), and other miscellaneous decreases ($289).

Income Taxes. The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where the Company conducts business, and the Company's ability to utilize various tax credits and foreign tax credits. The effective income tax rate in the third quarter ended June 30, 2003 was 24.7%, compared to 39.7% in the third quarter ended June 30, 2002. The change in the effective rate was principally due to Company recording a $4,000 after-tax benefit to record foreign tax credits. Such benefit resulted from certain tax saving strategies implemented in fiscal 2002. These tax planning activities may also benefit future fiscal years and therefore may further reduce the Company's overall effective income tax rate. In addition, the effective rate decreased due to an increase in the percentage of income generated from foreign jurisdictions where the overall effective tax rate is approximately 30.5%.

                         NBTY, INC. and SUBSIDIARIES
              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

Net income. After income taxes, the Company had net income in the third quarter ended June 30, 2003 of $29,468 (or basic and diluted earnings per share of $0.44 and $0.43, respectively), and $29,707 (or basic and diluted earnings per share of $0.45 and $0.44, respectively) in the third quarter ended June 30, 2002. Excluding the litigation recovery of raw material costs payment received by the Company resulting from price fixing litigation (as noted above), net income would have been $20,450 for the fiscal third quarter of 2002 or $0.30 per diluted share.

                         NBTY, INC. and SUBSIDIARIES
              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

Results of Operations:
----------------------

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:


                                             For the nine months     For the nine months       Change
                                                ended June 30,          ended June 30,         amount
                                             --------------------    --------------------     increase
                                               2003        2003         2002       2002      (decrease)
                                               ----        ----         ----       ----      ----------

Net sales                                     $827,701      100%      $718,621      100%      $109,080
                                              --------     ----       --------     ----       --------

Costs and expenses:
  Cost of sales                                372,555     45.0%       325,805     45.3%        46,750
  Discontinued product charge                    6,000      0.7%             -                   6,000
  Catalog printing, postage and promotion       46,015      5.6%        34,285      4.8%        11,730
  Selling, general and administrative          303,470     36.7%       257,765     35.9%        45,705
  Litigation recovery of raw material costs          -                 (20,518)    -2.9%        20,518
                                              --------     ----       --------     ----       --------

                                               728,040     88.0%       597,337     83.1%       130,703
                                              --------     ----       --------     ----       --------

Income from operations                          99,661     12.0%       121,284     16.9%       (21,623)
                                              --------     ----       --------     ----       --------

Other income (expense):
  Interest                                     (11,709)    -1.4%       (14,588)    -2.0%         2,879
  Miscellaneous, net                             5,536      0.7%         2,325      0.3%         3,211
                                              --------     ----       --------     ----       --------

                                                (6,173)    -0.7%       (12,263)    -1.7%         6,090
                                              --------     ----       --------     ----       --------

Income before income taxes                      93,488     11.3%       109,021     15.2%       (15,533)

Provision for income taxes                      27,786      3.4%        42,577      5.9%       (14,791)
                                              --------     ----       --------     ----       --------

      Net income                              $ 65,702      7.9%      $ 66,444      9.3%      $   (742)
                                              ========     ====       ========     ====       ========

For the nine month period ended June 30, 2003 compared to the nine month period ended June 30, 2002:

Net sales. Net sales for the nine month period ended June 30, 2003 were $827,701, compared with $718,621 for the prior comparable period, an increase of $109,080, or 15.2%. The $109,080 increase is comprised of: $35,230 attributable to wholesale, $11,895 attributable to US retail, $52,419 attributable to European retail, and $9,536 attributable to the Puritan's Pride direct response/e-commerce segment.

Wholesale sales were $252,906, compared to $217,676, an increase of $35,230, or 16.2%. Such increase in the wholesale segment's sales was primarily due to an increase in sales to the mass market, drug chains and supermarkets ($29,156), an increase in Global Health Science's sales ($2,201), and sales contributed by the FSC acquisition ($3,873). Products such as Coral Calcium,

                         NBTY, INC. and SUBSIDIARIES
              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

Flex-a-min(R), and the Knox NutraJoint(R) products continue to help the Company strengthen its leading market position. In addition, increases in the wholesale segment can be attributed to the Company expanding its distribution channel from new customer accounts. One customer of the wholesale division represented, individually, more than 10% of this segment's sales for the nine month period ended June 30, 2003. For the prior comparable period, two customers represented, individually, more than 10% of this segment's sales. The Company does not believe that the loss of either of these customers or any other single customer of the Company would have a material adverse effect on the Company's consolidated financial condition or results of operations. Puritan's Pride/Direct Response sales were $147,650, compared to $138,114, an increase of $9,536, or 6.9%. Such increase was a result of the Company's catalog promotion strategy and enhancing the appearance of the catalog. The timing of promotional catalog mailings was not comparable to the same like period a year ago. The three-for-one sales catalog, which ran from January through March last year, ran from March through May this year and generated a significant sales increase in the third quarter. U.S. retail sales were $158,242, compared to $146,347, an increase of $11,895, or 8.1%. Such increase was a direct result of the Savings Passport Program, a customer loyalty program. Same store sales for stores open more than one year increased 6.2% (or $8,714). European retail sales were $268,903, compared to $216,484, an increase of $52,419, or 24.2%. Such increase was attributable to an increase in same store sales for stores open more than one year of 15.1% (or $32,355) and sales contributed by the GNC U.K. and De Tuinen acquisitions ($12,896 and $4,286 respectively). These results include the positive effect of a strong British Pound ($22,966 or 10.6%). The Company operated 536 stores in the U.S. and 593 stores in Europe as of June 30, 2003, compared to 540 stores in the U.S. and 463 in the U.K./Ireland as of June 30, 2002.

Cost of sales/Discontinued product charge. Cost of sales for the nine month period ended June 30, 2003 were $378,555, or 45.7% as a percentage of sales, compared to $325,805, or 45.3% for the prior comparable period. Overall, gross profit, as a percentage of sales, decreased to 54.3% during the nine month period ended June 30, 2003 as compared to 54.7% for the prior comparable period. Included in the current period's cost of sales is a $6,000 charge (or ..7% as a percentage of sales) for the voluntary discontinuance of sales of products containing ephedra. Without this charge, as a percentage of sales, gross profit would have increased to 55% during the nine month period ended June 30, 2003 as compared to 54.3% for the prior comparable period. The Company's belief that its ephedra products were safe when used as directed has been supported by scientific evidence. However, in light of adverse publicity surrounding ephedra and the current environment in the U.S., the Company believed it was in its best interest to voluntarily cease selling ephedra products, effective March 15, 2003, which represented an insignificant portion of the Company's overall business.

The wholesale segment's gross profit increased to 41.4% from 39.8% as a percentage of sales, primarily due to higher gross margins on new product introductions and improvements in manufacturing efficiencies. Puritan's Pride/Direct Response's gross profit increased to 62% from 61.9% as a percentage of sales. The gross profit was affected by varied catalog promotions the Company ran during the current period ended June 30, 2003 which did not run in the prior comparable period. The U.S. retail gross profit increased, as a percentage of sales, to 59.2% from 58.3% primarily due to the Company's introduction of new higher gross margin items. The European retail gross profit decreased as a percentage of sales to 61.4% from 62.5%. primarily as a result of the recent acquisitions of GNC U.K. and De Tuinen. These operations reported gross profit of 42.4% and 39.8% respectively, thereby affecting the total European retail gross margin during the current nine month period. Without these newly acquired operations, gross profit as a percentage of sales would have remained relatively unchanged as compared to the prior period. The Company's overall

                         NBTY, INC. and SUBSIDIARIES
              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

strategy is to improve margins by introducing new products which traditionally have a higher gross profit and by continuing to increase in-house manufacturing while decreasing the use of outside suppliers. During the nine month periods ended June 30, 2003 and June 30, 2002, cost of sales included charges for under-absorbed factory overhead of $6,659 and $9,082, respectively.

Catalog printing, postage, and promotion. Catalog printing, postage, and promotion expenses were $46,015 during the nine month period ended June 30, 2003, compared with $34,285 in the prior comparable period, an increase of $11,730. Such advertising expenses as a percentage of sales were 5.6% during the nine month period ended June 30, 2003 and 4.8% for the prior comparable period. Of the $11,730 increase, 11,953 was attributable to the increase in promotions for products, mainly via television, magazines, newspapers and mailing programs, offset by a decrease in catalog printing costs of $223. Puritan's Pride/Direct Response's promotion and media increased $5,889, Wholesale's advertising increased $4,411 and European Retail promotion and media increased $2,038, offset by a decrease in the U.S. retail's advertising costs of $608. Increased advertising costs primarily related to promoting new products recently introduced and existing core products. Investments in additional advertising and sales promotions are part of the Company's strategic effort to increase long-term growth.

Selling, general and administrative expenses. Selling, general and administrative expenses were $303,470 during the nine month period ended June 30, 2003, an increase of $45,705, as compared with $257,765 for the prior comparable period. As a percentage of sales, selling, general and administrative expenses were 36.7% during the nine month period ended June 30, 2003 and 35.9% for the prior comparable period. Of the $45,705 increase, $14,810 was attributable to increased payroll costs mainly associated with business acquisitions and general salary increases, $7,210 to increased rent expense and additional U.S. retail and European retail stores, $5,549 to increased freight costs mainly resulting from the Company's efforts to generate faster product delivery to customers, $4,568 to increased insurance costs mainly associated with an increase in general insurance rates, $2,786 to broker commissions, which was directly associated with the increase in wholesale sales, and $1,138 to increased professional fees for the implementation and integration of new software purchased. Of the $45,705 increase in selling, general and administrative cost, $6,446 is attributed to the foreign exchange translation of the British Pound.

Litigation recovery of raw material costs. During the nine month period ended June 30, 2002, the Company received $20,518 for the settlement of price fixing litigation brought by the Company against certain raw material vitamin suppliers.

Interest expense. Interest expense was $11,709 for the nine month period ended June 30, 2003, a decrease of $2,879, compared with interest expense of $14,588 for the prior comparable period. Interest expense decreased due to the Company continuing to repay bank debt. The major components of interest expense are interest on Senior Subordinated Notes, and interest on the Credit and Guarantee Agreement used for acquisitions, capital expenditures, and other working capital needs.

Miscellaneous, net. Miscellaneous, net was $5,536 for the nine month period ended June 30, 2003, an increase of $3,211, compared to $2,325 for the prior comparable period. Such increase was primarily attributable to exchange rate fluctuations ($1,433), increases in investment income ($1,402), increases in net gains on sale of property plant and equipment ($863), offset by other miscellaneous decreases ($487).

                         NBTY, INC. and SUBSIDIARIES
              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

Income Taxes. The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where the Company conducts business, and the Company's ability to utilize various tax credits and foreign tax credits. The effective income tax rate for the nine month period ended June 30, 2003 was 29.7%, compared to 39.1% for the prior comparable period. The change in the effective rate was principally due to Company recording a $4,000 after-tax benefit to record foreign tax credits. Such benefits resulted from certain tax saving strategies implemented in fiscal 2002. These tax planning activities may also benefit future fiscal years and therefore may further reduce the Company's overall effective income tax rate. In addition, the effective rate decreased due to an increase in the percentage of income generated from foreign jurisdictions where the overall effective tax rate is approximately 30.5%.

Net income. After income taxes, the Company had net income for the nine month period ended June 30, 2003 of $65,702 (or basic and diluted earnings per share of $0.99 and $0.96, respectively), and $66,444 (or basic and diluted earnings per share of $1.01 and $0.98, respectively) for the prior comparable period. Excluding the one-time litigation recovery of raw material costs payment received by the Company resulting from price fixing litigation (as noted above), net income would have been $53,825 for the nine month period ended June 30, 2002 or $0.79 per diluted share.

Seasonality:
------------

The Company believes that its business is not seasonal in nature. The Company may have higher net sales in a quarter depending upon when it has engaged in significant promotional activities.

Liquidity and Capital Resources:
--------------------------------

The Company's primary sources of liquidity and capital resources are cash generated from operations. The Company also maintains a Credit & Guarantee Agreement ("CGA"). Cash and cash equivalents totaled $38,459 and $26,229 at June 30, 2003 and September 30, 2002, respectively. The Company generated cash from operating activities of $79,576 and $106,907 during the nine month periods ended June 30, 2003 and June 30, 2002, respectively. The overall decrease in cash from operating activities during the nine month period ended June 30, 2003 was mainly attributable to an increase in inventory and an increase in prepaid expenses and other current assets as compared to the prior like period. Inventory levels increased over the prior comparable period in order to maintain high fulfillment shipment levels and to quickly respond to customer orders. In addition, the Company is aggressive in obtaining new distribution channels for its products and accordingly inventory levels are increased to respond to anticipated demand. Increases in inventory are also attributable to the new CVS supplier contract and the recent addition of the Marc's store chain.
During the first quarter ended December 31, 2002, the Company was named exclusive supplier for CVS private label nutritional supplements;
shipments commenced in April 2003. Marc's stores, headquartered in Cleveland, Ohio, are expected to carry over 180 SKU's (Stock Keeping
Units) of Nature's Bounty brand products. The increase in prepaid expenses and other current assets is mainly attributable to a change in insurance carriers (dates of coverage do not correspond with the prior like period, increasing the prepaid cost) and increases in general insurance rates.

                         NBTY, INC. and SUBSIDIARIES
              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

Cash used in investing activities was $53,044 and $26,296 during the nine month periods ended June 30, 2003 and June 30, 2002, respectively. During the nine month period ended June 30, 2003, cash flows used in investing activities consisted primarily of net cash paid for the De Tuinen, FSC and GNC U.K. business acquisitions ($32,049), the purchase of property, plant and equipment ($24,852), partially offset by proceeds from the sale of property, plant and equipment ($1,454), and cash received that was previously held in escrow from the fiscal 2001 acquisitions of Global Health Sciences ($1,850) and NatureSmart ($553). During the nine month period ended June 30, 2002 cash flows used in investing activities consisted primarily of cash paid for the business acquisitions of Knox ($4,456) and Healthcentral.com ($2,800), the purchase of property, plant and equipment ($16,427), the purchase of high yield; high risk corporate bonds ($8,242), partially offset by cash received that was previously held in escrow for the acquisition of Global Health Sciences ($4,600) and proceeds from the sale of property, plant and equipment and intangibles ($1,029).

Net cash used in financing activities was $17,334 and $78,092 during the nine months ended June 30, 2003 and June 30, 2002, respectively. For the nine month period ended June 30, 2003 cash flows used in financing activities included principal payments under long-term debt agreements ($17,510), partially offset by proceeds from the exercise of stock options ($176). Cash used in financing activities during the nine month period ended June 30, 2002 included principal payments under long-term debt agreements ($79,477), partially offset by proceeds from the exercise of stock options ($1,385).

For the nine month period ended June 30, 2003, working capital increased $31,874 to $217,584. This increase was primarily attributable to the Company increasing its current assets, specifically cash, accounts receivable, inventory, and prepaid expenses and other current assets. Continued growth in sales of the Company's principal promoted products during the period, as noted above, contributed to such increases in cash, accounts receivable and inventory. The Company continues to respond to consumer preferences and to monitor the market for trends and ideas, and these efforts have translated into increased sales. The number of average days' sales outstanding (on wholesale sales) at June 30, 2003, was 60 days, compared with 55 days at June 30, 2002. The inventory turnover rate was approximately 2.26 times during the nine month period ended June 30, 2003 compared with 2.37 times during the prior comparable period.

At June 30, 2003, the Company had a CGA comprised of one term loan and a revolving credit facility. There were borrowings of $14,500 under one term loan, which is classified as current at June 30, 2003. This term loan has an annual borrowing rate of 2.765% and is payable in quarterly installments of $5,563. At June 30, 2003, the Company had no borrowing under its $50,000 revolving credit facility, which expires on September 30, 2003. The Company is required to pay a commitment fee, which varies between .25% and .50% per annum, depending on the Company's ratio of Debt to EBITDA, on any unused portion of the revolving credit facility. The CGA provides that loans be made under a selection of rate formulas, including prime or Euro currency rates. Virtually all of the Company's assets are collateralized under the CGA. In addition, the Company is subject to the maintenance of various financial ratios and covenants.

On July 25, 2003, the Company entered into a new Credit and Guarantee Agreement ("new CGA") comprised of $375,000 Senior Secured Credit
Facilities. The new CGA consists of a

                         NBTY, INC. and SUBSIDIARIES
              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

$100,000 Revolving Credit Facility, a $50,000 Term Loan A and a $225,000 Term Loan B. Terms of the new CGA are in many instances similar to the previous one. As with the previous CGA, interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. The revolving credit facility and term loans are scheduled to mature on the earlier of (i) fifth anniversary of the closing date for the Revolving Credit Facility and Term Loan A, and the sixth anniversary date for Term Loan B; or (ii) March 15, 2007 if the Company's 8-5/8% senior subordinated Notes due September 15, 2007 are still outstanding. The proceeds were used to fund the Rexall acquisition, to refinance the existing CGA, and to pay fees, commissions, and expenses therewith. Following the closing date, the proceeds of loans borrowed under the new Revolving Facility shall be used for general corporate purposes. Virtually all of the company's assets are collateralized under the new CGA and are subject to normal banking terms and conditions and the maintenance of various financial ratios and covenants.

The Company issued $150,000 of 8-5/8% senior subordinated Notes ("Notes") due in 2007. The Notes are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company.

A summary of contractual cash obligations as of June 30, 2003 is as follows:


                                                       Payments Due By Period
                                      -------------------------------------------------------
                                                  Less Than     1-3         4-5       After 5
                                        Total       1 Year     Years       Years       Years
                                        -----     ---------    -----       -----      -------

Long-term debt and capital leases     $169,501    $ 15,079    $ 2,029    $150,260    $  2,133
Operating leases                       351,422      52,173     89,089      73,306     136,854
Purchase commitments                    31,710      31,710
Capital commitments                     15,154      10,554      4,600
Employment & consulting agreements       5,373       1,570      2,340       1,463
                                      --------    --------    -------    --------    --------

Total contractual cash obligations    $573,160    $111,086    $98,058    $225,029    $138,987
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

The Company was committed to make future purchases under various purchase arrangements with fixed price provisions aggregating approximately $31,710 at June 30, 2003. During the nine months ended June 30, 2003 no one supplier individually represented greater than 10% of the Company's raw material purchases. The Company does not believe that the loss of any single supplier would have a material adverse effect on the Company's consolidated financial condition or results of operations.

                         NBTY, INC. and SUBSIDIARIES
              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

The Company had approximately $1,254 in open capital commitments at June 30, 2003, primarily related to computer hardware and software. Also, the Company has a commitment of approximately $13,900 for the construction of an automated warehouse over the next 18 months.

The Company believes that existing cash balances, internally-generated funds from operations, and amounts available under the CGA will provide sufficient liquidity to satisfy the Company's working capital needs for the next 12 months and to finance anticipated capital expenditures incurred in the normal course of business and potential acquisitions.

The Company has employment agreements with two of its executive officers. The agreements, entered into in October 2002, have a term of 5 years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and changes in control of the Company. The annual commitment for salaries to these two officers as of June 30, 2003 was approximately $1,170. In addition, four members of Holland & Barrett's ("H&B") senior executive staff have service contracts terminable by the Company upon twelve months notice. The aggregate commitment for such H&B executive staff as of June 30, 2003 was approximately $175.

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

The Company has grown through acquisitions, and expects to continue seeking to acquire entities in similar or complementary businesses. Such acquisitions are likely to require the incurrence and/or assumption of indebtedness and/or obligations, the issuance of equity securities or some combination thereof. In addition, the Company may from time to time determine to sell or otherwise dispose of certain of its existing businesses; the Company cannot predict if any such transactions will be consummated, nor the terms or forms of consideration which might be required in any such transactions.

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

                         NBTY, INC. and SUBSIDIARIES
              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

As of July 17, 2003, Moody's Investors Service, Inc. rated the Company's Notes as a B1, and the CGA's implied rating as a Ba2; Standard & Poor's rated the Notes as a B+, the CGA as a BB+, and gave the Company an overall corporate credit rating as BB. Both credit agencies' ratings remained unchanged from the prior period. Such ratings on the CGA were withdrawn upon the completion of the financing on July 25, 2003. Moody's Investors Service, Inc. rated the new $375,000 CGA as a Ba2; Standard & Poor's assigned a BB rating to the $375,000 CGA due 2007.

New accounting developments:
----------------------------

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

In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 will have a material effect on its consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, ("FIN") "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin ("ARB") No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes that the provisions of FIN 46 will not have any impact on the Company's consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified

                         NBTY, INC. and SUBSIDIARIES
              MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                     CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any significant financial instruments within its scope.

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

ITEM 4:

                         NBTY, INC. and SUBSIDIARIES
                           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including its consolidated subsidiaries, required to be filed in this quarterly report has been made known to them in a timely manner.

Changes in Internal Controls
----------------------------

There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

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

On April 14, 2003, a complaint was filed by the United States of America against the Company arising from certain pseudoephedrine sales from November 2000 through December 2002. The complaint, filed in U.S. District Court for the Eastern District of New York, alleges technical recordkeeping and reporting violations of the Controlled Substances Act, 21 U.S.C. Sections 801-904 and Controlled Substances Import and Export Act, 21 U.S.C. Sections 951-971 in a fraction of the Company's sales of over-the-counter antihistamine and decongestant products containing pseudoephedrine. Total sales of such products generated approximately $160 of the Company's total sales for the fiscal years ended September 30, 2001 and September 30, 2002, respectively. The Company has cooperated in all respects with the Drug Enforcement Administration in its investigation of sales identified in the complaint. Accordingly, the Company believes that there is no valid basis nor precedent for the penalties sought, and intends to launch a vigorous defense. However, because this action is in its early stages, no determination can be made at this time as to the final outcome of this action.

Item 4.  Submission of Matters to a Vote of Security Holders

      The following propositions were approved on May 12, 2003, at NBTY, Inc.'s Annual Meeting of Stockholders:

      Proposition 1:  Re-elected Directors to serve until the 2006 Annual
      Meeting.

                               Votes        Votes         Total
                                for        against        Votes
                            -------------------------------------
      Aram G. Garabedian    55,224,644    2,621,504    57,846,148
      Bernard G. Owen       56,626,650    1,219,498    57,846,148
      Alfred Sacks          56,777,180    1,068,968    57,846,148

      Proposition 2: Ratified the designation of PricewaterhouseCoopers LLP as independent accountants to audit the consolidated financial statements of the Company for the 2003 fiscal year.

                               Votes        Votes         Total
                                for        against        Votes
                            -------------------------------------
                            52,938,439    4,885,900    57,824,339

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits
      Exhibit 99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      Exhibit 99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.  Reports on Form 8-K during the quarter ended June 30, 2003.

      On April 25, 2003, NBTY filed a current report on Form 8-K to accompany its press release announcing certain financial results for the second quarter ended March 31, 2003.

      On June 10, 2003, NBTY filed a current report on Form 8-K to announce it had signed a contract to acquire Rexall Sundown, Inc. ("Rexall") from Royal Numico, N.V.

                         NBTY, INC. and SUBSIDIARIES
                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NBTY, INC.
                                       (Registrant)

Date: August 5, 2003                   By: /s/ Scott Rudolph
      --------------                       -----------------------------
                                           Scott Rudolph
                                           Chairman and Chief Executive
                                           Officer
                                           (Principal Executive Officer)

Date: August 5, 2003                   By: /s/ Harvey Kamil
      --------------                       ------------------------------
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


Date: August 5, 2003
      --------------

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


Date: August 5, 2003
      --------------

/s/ Harvey Kamil

Harvey Kamil
Chief Financial Officer