Form 10-K
period 2003-09-30
NBTY INC
filed 2003-12-16
CIK 70793

===========================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2003.
                                     OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the transition period from      to     .

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

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
          Title of Each Class                     on which Registered
          -------------------                    ---------------------
Common Stock, par value $0.008 per share     New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the Registrant is an accelerated filer.

                               YES [X]  NO [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 31, 2003, was approximately $1,260,000,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates. The number of shares of Common Stock of the Registrant outstanding at March 31, 2003 was approximately 66,452,000. The number of shares of Common Stock of the Registrant outstanding at December 8, 2003 was approximately 66,622,000.

Documents Incorporated by Reference: None

                                 NBTY, INC.
                         ANNUAL REPORT ON FORM 10-K
                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003
                              TABLE OF CONTENTS


         Caption                                                                Page
         -------                                                                ----

         Forward Looking Statements

                                   PART I
                                   ------

ITEM 1   BUSINESS

         General                                                                   2
         Business Strategy                                                         3
         Operating Segments                                                        5
         Employees and Advertising                                                 7
         Manufacturing, Distribution and Quality Control                           8
         Research and Development                                                  9
         Competition; Customers                                                    9
         Government Regulation                                                    10
         International Operations                                                 16
         Trademarks                                                               16
         Raw Materials                                                            17
         Seasonality                                                              17

ITEM 2   PROPERTIES                                                               17

ITEM 3   LEGAL PROCEEDINGS                                                        21

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      23

                                   PART II
                                   -------

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                                      24

         Dividend Policy                                                          24
         Price Range of Common Stock                                              24

ITEM 6   SELECTED FINANCIAL DATA                                                  25

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                                27

         Background                                                               27
         Critical Accounting Policies and Estimates                               28
         Results of Operations                                                    33
         Seasonality                                                              40
         Liquidity and Capital Resources                                          40
         Related Party Transactions                                               43
         Inflation                                                                44
         Financial Covenants and Credit Rating                                    44
         New Accounting Developments                                              45




ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                              46

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                              47

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                                 47

ITEM 9A  CONTROLS AND PROCEDURES                                                  47

                                  PART III
                                  --------

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                       49

         Compensation of Directors                                                51
         Audit Committee Financial Expert                                         52
         Section 16(a) Beneficial Ownership Reporting Compliance                  52
         Code of Ethics for Senior Financial Officers                             52

ITEM 11  EXECUTIVE COMPENSATION                                                   53

         Summary Compensation Table                                               53
         Option Value at the End of Fiscal 2003                                   54
         Employment and Consulting Agreements with Executive Officers
          and Directors                                                           54
         Compensation Committee Interlocks and Insider Participation              56

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS                               56

         Securities Authorized For Issuance Under Equity Compensation Plans       59
         NBTY, Inc. Employees' Stock Ownership Plan                               59
             Eligibility; Trustee                                                 59
             Contributions                                                        59
             Vesting                                                              60
             Distribution; Voting                                                 60

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                           60

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES                                   60

                                   PART IV
                                   -------

ITEM 15  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
         AND REPORTS ON FORM 8-K                                                  62
         Index to Consolidated Financial Statements and Schedules                 65
         Financial Statements                                                    F-1
         Financial Statement Schedule                                            S-1
         Signatures
         Certifications
         Exhibits

                                   PART I

Forward Looking Statements

This Annual Report on Form 10-K (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of NBTY, Inc. Discussions containing such forward-looking statements may be found in Items 1, 2, 3, 7 and 7A hereof, as well as within this Report generally. In addition, when used in this Report, the words "subject to," "believe," "expect," "plan," "estimate," "intend," "may," "will," "should," "can," or "anticipate," or the negative thereof, or variations thereon, or similar expressions are intended to identify forward-looking statements, which are inherently uncertain. Similarly, discussions of strategy, although believed to be reasonable, are also forward-looking statements and are inherently uncertain. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. Factors which may materially affect such forward-looking statements include: (i) slow or negative growth in the nutritional supplement industry; (ii) interruption of business or negative impact on sales and earnings due to acts of war, terrorism, bio-terrorism, civil unrest or disruption of mail service; (iii) adverse publicity regarding the consumption of nutritional supplements; (iv) inability to retain customers of companies (or mailing lists) recently acquired; (v) increased competition; (vi) increased costs; (vii) loss or retirement of key members of management; (viii) increases in the cost of borrowings and/or unavailability of additional debt or equity capital; (ix) unavailability of, or inability to consummate, advantageous acquisitions in the future, including those that may be subject to bankruptcy approval or the inability of the Company (as defined below) to integrate acquisitions into the mainstream of its business, or unanticipated fees and expenses associated with the same; (x) changes in general worldwide economic and political conditions in the markets in which the Company may compete from time to time; (xi) the inability of the Company to gain and/or hold market share of its customers; (xii) unavailability of electricity in certain geographical areas; (xiii) exposure to and expenses of defending and resolving product liability claims and other litigation; (xiv) the ability of the Company to successfully implement its business strategy; (xv) the inability of the Company to manage its retail, wholesale, manufacturing and other operations efficiently; (xvi) consumer acceptance of the Company's products; (xvii) the inability of the Company to renew leases on its retail locations; (xviii) inability of the Company's retail stores to attain or maintain profitability; (xix) the absence of clinical trials for many of the Company's products; (xx) sales and earnings volatility and/or trends; (xxi) the efficacy of the Company's Internet and online marketing and sales efforts; (xxii) fluctuations in foreign currencies, especially the British Pound and the Euro; (xxiii) import-export controls on sales to foreign countries; (xxiv) the inability of the Company to secure favorable new sites for, and delays in opening, new retail locations; (xxv) introduction of new federal, state, local or foreign legislation or regulation or adverse determinations by regulators, and more particularly the Food Supplements Directive and the Traditional Herbal Medicinal Products Directive in Europe; (xxvi) the mix of the Company's products and the profit margins thereon; (xxvii) the availability and pricing of raw materials; (xxviii) risk factors discussed in the Company's filings with the U.S.

Securities and Exchange Commission (the "SEC"); and (xxix) other factors beyond the Company's control.

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

Item 1. BUSINESS

General

      NBTY, Inc. (the "Company", "NBTY", "we" or "us") is a leading vertically integrated manufacturer, marketer and retailer of a broad line of high quality, value-priced nutritional supplements in the United States, the United Kingdom, Ireland, the Netherlands and worldwide. Under a number of the Company's and third-party brands, the Company offers over 9,000 products, including vitamins, minerals, herbs, sports nutrition products, diet aids and other nutritional supplements. The Company is vertically integrated in that it purchases raw materials, formulates and manufactures its products and then markets its products through its four channels of distribution: (i) Direct response/Puritan's Pride, the leading U.S. nutritional supplement e-commerce/direct response program, under the Puritan's Pride(R) brand in catalogs and through the Internet; (ii) 533 Vitamin World(R) and Nutrition Warehouse(R) retail stores, as of September 30, 2003, operating throughout the U.S. in 45 states, Guam and Puerto Rico;
(iii) European retail operations, consisting of 524 Holland & Barrett(R), GNC (UK)(R) and Nature's Way(R) retail stores, as of September 30, 2003, operating throughout the United Kingdom and Ireland, and 65 De Tuinen(R) retail stores, operating in the Netherlands; and (iv) wholesale distribution to mass merchandisers, drug store chains, supermarkets, independent pharmacies and health food stores under various brand names, including the Nature's Bounty(R) and Rexall Sundown(R) brands. At September 30, 2003, the Company manufactured over 90% of the nutritional supplements it sold.

      The Company was incorporated in Delaware in 1979 under the name Nature's Bounty, Inc. On March 26, 1995, the Company changed its name to NBTY, Inc. The Company's principal executive offices are located at 90 Orville Drive, Bohemia, New York 11716 and its telephone number is (631) 567-9500. The Company's Internet address is www.nbty.com. The Company's United Kingdom subsidiary, Holland & Barrett Europe Limited, has its principal executive offices in Nuneaton, United Kingdom. The Company's Dutch subsidiary, De Tuinen, B.V., has its principal executive offices in Beverwijk, Holland.

      The Company makes available, free of charge, on its web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such reports are available as soon as is reasonably practicable after the Company electronically files such materials with the SEC.

Business Strategy

      The Company targets the growing value-conscious consumer segment by offering high-quality products at a value price. The Company's objectives are to increase sales, improve manufacturing efficiencies, increase profitability and strengthen its market position through the following key strategies:

      Expand Existing Channels of Distribution. The Company plans to continue expanding and improving its existing channels of distribution through aggressive marketing and synergistic acquisitions in order to increase sales and profitability and enhance overall market share. Specific plans to expand channels of distribution include:

      * Increase Wholesale Sales in the U.S. and in Foreign Markets. The Company expects to strengthen its wholesale business by continuing to increase its sales in food, drug and mass merchandising channels by (i) increasing revenues derived from existing customers through strong promotional activities and the aggressive introduction of new and innovative products; (ii) increasing shelf space in major retailers; (iii) leveraging the advertising and promotion of its major specialty brands, such as Osteo Bi-Flex(R), Carb Solutions(R), Flex-A-Min(R) and Knox(R); and (iv) continuing to grow its private label revenue with new customers and timely product introductions. In addition, the Company continues to form new distribution alliances throughout the world for its products. A new sales division in the U.K., Nutrition Warehouse Limited, was established to take advantage of wholesale sales opportunities in the U.K. and the European continent and in March 2003, the Company purchased Food Supplement Company ("FSC"), a wholesale distributor in Manchester, England. In July 2003, the Company acquired Rexall Sundown, Inc. ("Rexall"). The transaction will complement NBTY's existing wholesale products and provide NBTY with an enhanced sales infrastructure and additional manufacturing capacity. Rexall's portfolio of nutritional supplement brands includes Rexall(R), Sundown(R), Osteo Bi-Flex(R), Carb Solutions(R), MET-Rx(R) and Worldwide Sport Nutrition(R).

      * Increase Puritan's Pride direct response sales. The Company expects to continue to strengthen its leading position in the e-commerce/direct response business by: (i) improving automated picking and packing to fulfill sales order requests with greater speed and accuracy; (ii) increasing manufacturing capability to quickly introduce and deliver new products in response to customer demand; (iii) testing new and more frequent promotions to further improve response rates; and (iv) promoting its Internet web sites. The Company also intends to continue its strategy of acquiring the customer lists, brand names and inventory of other mail order companies which have similar or complementary products which the Company believes can be efficiently integrated into its own operations without adding substantial overhead expenses.

      * Increase Retail Sales in the U.S. Over the last several years, the Company's strategy has focused on the development of a nationwide chain of retail stores in the United States. To that end, at September 30, 2003, the Company operated 533 Vitamin World(R) and Nutrition Warehouse(R) retail stores located in regional and outlet malls. The Company has added approximately 107 retail stores in the past three fiscal years or approximately 20% of the total number of stores in operation at September 30, 2003. New stores historically do not have the same high customer traffic as more mature stores. During the fiscal year ended September 30, 2003 ("fiscal 2003"), the Company operated 7 fewer Vitamin World stores than in fiscal 2002. The Company plans, from time to time, to open new stores in the next fiscal year. In June 2000, the Company successfully introduced its Savings Passport Card, a customer loyalty program, which increases customer traffic and provides incentives to purchase at Vitamin World(R). It is an additional tool for the Company to track customer preferences and purchasing trends. At the end of fiscal 2003, there were over 4.2 million Savings Passport Card members.

      * Increase Retail Sales in the U.K., Ireland and Europe. The Company continues its strategy of selectively expanding the number of its Holland & Barrett stores located throughout the U.K. At September 30, 2003, there were 462 Holland & Barrett(R) and 12 Nature's Way(R) stores operating in the U.K. and Ireland. In fiscal 2003, Holland & Barrett opened 15 new stores in the U.K. and Ireland. The Company projects that, during the next fiscal year, it will open 29 new retail stores in the U.K. and Ireland.

         In order to expand retail sales in the U.K., in March 2003 the Company (through its acquisition of GNC (UK)) acquired 50 GNC retail stores in the U.K. In addition, in May 2003 the Company acquired the De Tuinen retail chain in the Netherlands which, at September 30, 2003 operated 65 retail stores. The Company continues to evaluate opportunities to open additional GNC (UK) stores in the U.K. and De Tuinen stores in Europe.

      Introduce New Products. The Company has consistently been among the first in the industry to introduce innovative products in response to new studies, research and consumer preferences. Given the changing nature of consumer demand for new products and the continued publicity about the importance of vitamins, minerals and nutritional supplements in the promotion of general health as well as the growing number of overweight consumers, management believes that NBTY will continue to maintain its core customer base and attract new customers based upon its ability to rapidly respond to consumer demand with high quality, value-oriented products.

      Enhance Vertical Integration. The Company believes that its vertical integration gives it a significant competitive advantage by allowing it to:
(i) maintain higher quality standards while lowering product costs, which can be passed on to the customer as lower prices; (ii) more quickly respond to scientific and popular reports and consumer buying trends; (iii) more effectively meet customer delivery schedules; (iv) reduce dependence upon outside suppliers; and (v) improve overall operating margins. The Company continually evaluates ways to further enhance its vertical integration by leveraging manufacturing, distribution, purchasing and marketing capabilities, and otherwise improving the efficacy of its operations.

      Build Infrastructure to Support Growth. NBTY has technologically advanced, state-of-the-art manufacturing and production facilities, with total production capacity of approximately 36 billion tablets, capsules and softgels per year. The Company regularly evaluates its operations and makes investments in building infrastructure, as necessary, to support its continuing growth.

      Strategic Acquisitions. In the normal course of its business, the Company seeks acquisition opportunities, both in the U.S. and internationally, of companies which complement or extend the Company's existing product lines, increase its market presence, expand its distribution channels, and/or are compatible with its business philosophy. In fiscal 2003, NBTY completed three such acquisitions: (i) the GNC retail stores and FSC wholesale operations in the U.K.; (ii) the De Tuinen chain of retail stores in the Netherlands; and (iii) Rexall Sundown, Inc., including the MET-Rx(R) and Worldwide Sport Nutrition(R) operations. For additional information regarding the Company's acquisitions, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Experienced Management Team. The Company's management team has extensive experience in the nutritional supplement industry and has developed long-standing relationships with its suppliers and its customers. The executive officers of the Company have an average of approximately 20 years with the Company.

Operating Segments

      NBTY and its subsidiaries operate in the nutritional supplement industry, focusing their products and services on four segments of this industry: Wholesale, Direct Response, Retail U.S. and Retail Europe.

      The following table sets forth the percentage of net sales for each of the Company's operating segments:


                         Fiscal Year Ended September 30,
                         -------------------------------
                             2003      2002      2001
                             ----      ----      ----

      Wholesale               35%       30%       24%
      Direct Response         17%       19%       21%
      Retail:
            U.S.              18%       21%       22%
            Europe            30%       30%       33%
                             -----------------------
                             100%      100%      100%

      Further information about the financial results of each of these segments is found in Note 18 to the Consolidated Financial Statements in this Report.

      Wholesale/Mass Marketing. The Company markets its products under various brand names to many stores, including leading drug store chains and supermarkets, independent pharmacies, health food stores, health food store wholesalers and other retailers such as mass merchandisers. The Nature's Bounty(R), Rexall(R) and Sundown(R) brands are sold to drug store chains and drug wholesalers. The Company sells a full line of products to supermarket chains and wholesalers under the brand name Natural Wealth(R) at prices designed for the "price conscious" consumer. The Company sells directly to health food stores under the brand name Good 'N Natural(R) and sells products, including a specialty line of vitamins, to health food wholesalers under the brand name American Health(R). The Company has expanded sales of various products to many countries throughout Europe, Asia and Latin America.

      Direct Response. The Company offers, through mail order and Internet e-commerce, a full line of vitamins and other nutritional supplement products as well as selected personal care items under its Puritan's Pride(R) brand names at prices which are usually at a discount from those of similar products sold in retail stores.

      Through its Puritan's Pride(R) brand, NBTY is the leader in the U.S. direct response nutritional supplement industry with more than 4 million customers on our customer list, with response rates which management believes to be above the industry average. NBTY intends to continue to appeal to new customers in its direct response operation through aggressive marketing techniques both in the U.S. and the U.K., and through selective acquisitions.

      In order to maximize sales per catalog and reduce mailing and printing costs, the Company regularly updates its mail order list to include new customers and to eliminate those who have not placed an order within a designated period of time. In addition, in order to add new customers to its mailing lists and web sites and to increase average order sizes, the Company places advertisements in newspaper supplements and conducts insert programs with other mail order companies. The Company's use of state-of-the-art equipment in its direct response operations, such as computerized mailing, bar-coded addresses and automated picking and packing systems enables the Company to fill each order typically within 24 hours of its receipt. This allows the Company to lower its per customer distribution costs, thereby enhancing margins and enabling the Company to offer its products at lower prices than its competitors.

      The Company's www.puritan.com and www.vitamins.com web sites provide a practical and convenient method for consumers wishing to purchase products that promote healthy living. By using these web sites, consumers have access to the full line of more than 1,000 products which are offered through the Company's Puritan's Pride(R) mail order catalog. Consumer orders are processed with the speed, economy and efficiency of the Company's automated picking and packing system.

      Retail U.S. At the end of fiscal 2003, the Company operated 533 retail stores located in 45 states, Guam and Puerto Rico, under the Vitamin World(R) and Nutrition Warehouse(R) names. Each location carries a full line of the Company's products under the Company's brand names as well as products manufactured by others. Through direct interaction between the Company's personnel and the public, the Company is able to identify buying trends, customer preferences or dislikes, acceptances of new products and price trends in various regions of the country. This information is useful in initiating sales programs and new product introductions for all divisions of the Company.

      In addition to www.puritan.com and www.vitamins.com, the Company also maintains another web site, www.vitaminworld.com, to accommodate customers who wish to purchase nutritional supplements on the Internet, or to find a conveniently located store to make purchases in person. This web site provides the consumer with information concerning the products offered in the Company's retail stores and with information about store locations.

      Retail Europe. The Company's Retail European sales are generated by Holland & Barrett and GNC in the U.K., Nature's Way in Ireland and De Tuinen in the Netherlands. Holland & Barrett is one of the leading nutritional supplement retailers in the U.K., with 462 locations in the U.K. at September 30, 2003. Holland & Barrett markets a broad line of nutritional supplement products, including vitamins, minerals and other nutritional supplements, as well as food products, including fruits and nuts, confectionery and other items. GNC (UK) operated 50 locations in the U.K. at September 30, 2003, specializing in the sale of vitamins, minerals and sports nutrition products. At September 30, 2003 there were 12 Nature's Way locations in Ireland selling a range of products similar to those offered by Holland & Barrett. With 65 locations in Holland at September 30, 2003, De Tuinen is a leading retailer of health food products, selected confectionery, and lifestyle giftware. Nutritional supplement products manufactured by NBTY accounted for approximately 52% of European Retail's total sales in fiscal 2003.

      For additional information regarding financial information about the geographic areas in which the Company and its subsidiaries conduct their business, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to the Company's Consolidated Financial Statements contained in this Report.

Employees and Advertising

      As of September 30, 2003, the Company employed approximately 10,000 persons, which included:

      (i) 2,571 sales associates located throughout the U.S. in its Vitamin World(R) and Nutrition Warehouse(R) retail stores;
      (ii) 2,339 manufacturing, shipping and packaging associates throughout the U.S.;
      (iii) 898 associates in administration throughout the U.S.;
      (iv) 260 associates who sell to NBTY's wholesale distributors and customers;
      (v)   36 in-house advertising associates;
      (vi) 3,105 associates in its Holland & Barrett operations, including:

            (A)  2,779 retail associates,
            (B)  172 associates in distribution, and

            (C)  154 associates in administration;

      (vii) 324 associates in its De Tuinen operations, including:

            (A)  296 retail associates, and
            (B)  28 associates in administration and warehousing;

     (viii) 319 associates in GNC (UK) retail stores;
     (ix)   75 associates in Nature's Way retail stores; and
     (x) 78 associates in FSC wholesale administration, production and warehousing.

In addition, NBTY sells through commissioned sales representative organizations. The Company believes it has satisfactory employee and labor relations.

      For the fiscal years ended September 30, 2001, 2002 and 2003, NBTY spent approximately $49 million, $48 million and $66 million, respectively, on advertising and promotions, including print, media and cooperative advertising. A significant portion of the increased advertising relates to additional promotions at the recently acquired Rexall Sundown operations. NBTY creates its own advertising materials through its in-house staff of associates. In the U.K. and Ireland, both Holland & Barrett and Nature's Way have run advertisements on television and in national newspapers, and conducted sales promotions. GNC (UK) and De Tuinen in Holland also advertise in national newspapers and conduct sales promotions. In addition, Holland & Barrett and De Tuinen each publish their own magazines with articles and promotional materials.

Manufacturing, Distribution and Quality Control

      At September 30, 2003, the Company employed approximately 2,340 manufacturing, shipping and packaging associates throughout the United States. The Company's manufacturing activities are conducted in New York, California, Colorado, Florida, New Jersey and Illinois. All of the Company's manufacturing operations are subject to good manufacturing practice regulations ("GMPs") promulgated by the United States Food and Drug Administration ("the FDA") and other applicable regulatory standards. The Company manufactures products for its four operating segments as well as for third parties. The Company believes that, generally, the capacity of its manufacturing and distribution facilities is adequate to meet the requirements of its current business and will be adequate to meet the requirements of anticipated increases in sales.

      The Company places special emphasis on quality control. All raw materials used in production are assigned a unique lot number and are initially held in quarantine, during which time the Company's laboratory chemists assay the raw materials for compliance with established specifications. Once released, samples are retained and the material is processed according to approved formulas by mixing, granulating, compressing, encapsulating and sometimes coating operations. After the tablet or capsule is manufactured, laboratory technicians test its weight, purity, potency, disintegration and dissolution. When products such as vitamin tablets are ready for bottling, the Company's automated equipment counts the tablets, inserts them into bottles, adds a tamper-resistant cap with an inner safety seal and affixes a label. The Company uses computer-generated documentation for picking and packing for order fulfillment.

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

      The Company's direct competition consists primarily of publicly and privately owned companies, which tend to be highly fragmented in terms of both geographical market coverage and product categories. The Company also competes in the nutritional supplement area with companies which may have broader product lines and/or larger sales volumes. The Company's products also compete with nationally advertised brand name products. Most of the national brand companies have resources substantially greater than those of the Company.

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

      One customer of the wholesale division represented, individually, more than 10% of this division's sales in fiscal 2003 and accounted for 20% of the Company's accounts receivable at September 30, 2003. Additionally, a new customer accounted for 10% of the Company's accounts receivable at September 30, 2003. The loss of one or more of these customers is not expected to have a material impact on the Company's consolidated financial position or results of operations.

Government Regulation

      United States. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of NBTY's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Postal Service, the Consumer Product Safety Commission, the Department of Agriculture, the Environmental Protection Agency, and also by various agencies of the states, localities and foreign countries in which NBTY's products are sold. In particular, the FDA, pursuant to the Federal Food, Drug, and Cosmetic Act ("FDCA"), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of dietary supplements, including vitamins, minerals and herbs, and of over-the-counter ("OTC") drugs, while the FTC has jurisdiction to regulate advertising of these products, and the Postal Service regulates advertising claims with respect to such products sold by mail order.

      The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). DSHEA established a new framework governing the composition and labeling of dietary supplements. With respect to composition, DSHEA defined "dietary supplements" as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, constituents, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a "new" dietary ingredient (i.e., a dietary ingredient that was "not marketed in the United States before October 15, 1994") must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been "present in the food supply as an article used for food" without being "chemically altered." A new dietary ingredient notification must provide the FDA evidence of a "history of use or other evidence of safety" establishing that use of the dietary ingredient "will reasonably be expected to be safe." A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that the Company may want to market, and the FDA's refusal to accept such evidence could prevent the marketing of such dietary ingredients.

      DSHEA permits "statements of nutritional support" to be included in labeling for dietary supplements without FDA pre-approval. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being (but may not state that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease unless such claim has been reviewed and approved by the FDA). A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. In some circumstances it is necessary to disclose on the label that the FDA has not "evaluated" the statement, to disclose the product is not intended for use for a disease, and to notify the FDA about the Company's use of the statement within 30 days of marketing the product. However, there can be no assurance that the FDA will not determine that a particular statement of nutritional support that a company wants to use is an unacceptable drug claim or an unauthorized version of a "health claim." Such a determination might prevent a company from using the claim.

      In addition, DSHEA provides that certain so-called "third party literature," e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used "in connection with the sale of a dietary supplement to consumers" without the literature being subject to regulation as labeling. Such literature must not be false or misleading; the literature may not "promote" a particular manufacturer or brand of dietary supplement; and a balanced view of the available scientific information on the subject matter must be presented. There can be no assurance, however, that all third party literature that NBTY would like to disseminate in connection with its products will satisfy each of these requirements, and failure to satisfy all requirements could prevent use of the literature or subject the product involved to regulation as an unapproved drug.

      Recently, the FDA, as authorized by DSHEA, proposed GMPs specifically for dietary supplements. These new GMP regulations, if finalized, would be more detailed than the GMPs that currently apply to dietary supplements and may, among other things, require dietary supplements to be prepared, packaged and held in compliance with certain rules, and might require quality control provisions similar to those in the GMP regulations for drugs. There can be no assurance that, if the FDA adopts GMP regulations for dietary supplements, NBTY will be able to comply with the new rules without incurring substantial expenses.

      The FDA generally prohibits the use in labeling for a dietary supplement of any "health claim" (that is not authorized as a "statement of nutritional support" permitted by DSHEA) unless the claim is pre-approved by the FDA. There can be no assurance that some of the labeling statements that NBTY would like to use will not be deemed by the FDA to be "unauthorized health or disease claims" that are not permitted to be used.

      Although the regulation of dietary supplements is in some respects less restrictive than the regulation of drugs, there can be no assurance that dietary supplements will continue to be subject to less restrictive regulation. The FDA regulates the formulation, manufacturing, packaging, labeling and distribution of over-the-counter ("OTC") drug products pursuant to a "monograph" system that specifies active drug ingredients that are generally recognized as safe and effective for particular uses. If an OTC drug is not in compliance with the applicable FDA monograph, the product generally cannot be sold without first obtaining the FDA approval of a new drug application, a long and expensive procedure. There can be no assurance that, if more stringent statutes are enacted for dietary supplements, or if more stringent regulations are promulgated, NBTY will be able to comply with such statutes or regulations without incurring substantial expense.

      The FDA has broad authority to enforce the provisions of the FDCA applicable to dietary supplements and OTC drugs, including powers to issue a public "warning letter" to a company, to publicize information about illegal products, to request a voluntary recall of illegal products from the market, and to request the Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the United States courts.

      The FTC exercises jurisdiction over the advertising of dietary supplements. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising or for the use of false or misleading advertising claims. These enforcement actions have often resulted in consent decrees and the payment of civil penalties and/or restitution by the companies involved. NBTY and Rexall Sundown, respectively, are each currently subject to an FTC consent decree resulting from past advertising claims for certain of their respective products, and are required to maintain compliance with these decrees and are subject to an injunction and substantial civil monetary penalties if there should be any failure to comply. Further, the U.S. Postal Service has issued cease and desist orders against certain mail order advertising claims made by dietary supplement manufacturers including NBTY, and NBTY is required to maintain compliance with the order applicable to it, subject to civil monetary penalties for any noncompliance. Violations of these orders could result in substantial monetary penalties. Civil penalty actions could have a material adverse effect on NBTY's consolidated financial position or results of operations.

      In June 2003, the Company received a letter of inquiry from the FTC concerning the Company's marketing of a certain weight loss product, as well as the marketing of Royal Tongan Limu by a subsidiary of the Company, Dynamic Essentials (DE), Inc. ("DEI"). Subsequent to the receipt of this letter, the Company voluntarily stopped all sales and promotions of the weight loss product in question and of Royal Tongan Limu. The Company also ceased all operations of DEI and terminated all DEI employees. The Company has had follow-up meetings and correspondence with the FTC. At this time, it is not possible to estimate, if the FTC were to assert a claim, what the outcome or amount of such claim would be.

      In March 2003 the Company ceased selling products that contain ephedra. Though the Company continues to believe that the ephedra products it sold are safe to use as directed, the adverse publicity surrounding ephedra products and the regulatory environment in the U.S. led management to the decision to cease selling ephedra products, in the best interests of the Company and its shareholders. Overall, sales of ephedra products represented an insignificant portion of the Company's business. Subsequent to the decision to cease selling ephedra products, the Company was named as a defendant or a third-party defendant in a handful of actions, alleging liability (under various theories, including negligence, false advertising, strict liability in tort and failure to warn) as well as personal injury with respect to the Company's sales, manufacturing and distribution of products containing ephedra. The Company has notified its insurance carriers and third party vendors with regard to each suit and vigorously contests the allegations in these actions. The Company did not acquire any ephedra assets, liabilities or operations in connection with its purchase of Rexall Sundown. All such operations were retained by Royal Numico N.V., the prior owner of Rexall Sundown.

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

      United Kingdom. In the United Kingdom, the two main pieces of legislation that affect the operations of Holland & Barrett and GNC (UK) are the Medicines Act 1968, which regulates the licensing and sale of medicines, and the Food Safety Act 1990, which provides for the safety of food products. A large volume of secondary legislation in the form of Statutory Instruments adds detail to the main provisions of the above Acts.

      In the U.K. regulatory system a product intended to be taken orally will fall within either the category of food or the category of medicine. There is no special category of dietary supplement as provided for in the U.S. by DSHEA. Some products which are intended to be applied externally, for example creams and ointments, may be classified as medicines and others as cosmetics.

      The Medicines and Healthcare products Regulatory Agency ("MHRA") now has responsibility for the implementation and enforcement of the Medicines Act, and is the licensing authority for medicinal products. The MHRA directly employs enforcement officers from a wide range of backgrounds, including the police, and with a wide range of skills, including information technology. The MHRA is an Executive Agency of the Department of Health. The MHRA decides whether a product is a medicine or not and, if so, considers whether it can be licensed. It determines the status of a product by considering whether it is medicinal by "presentation" or by "function". Many, though not all, herbal remedies are considered "medicinal" by virtue of these two tests.

      The Food Standards Agency ("FSA") deals with legislation, policy and oversight of food products, with enforcement action in most situations being handled by local authority Trading Standards Officers. The FSA answers primarily to Ministers at the Department of Health and the Department of Environment Food and Rural Affairs. Most vitamin and mineral supplements, and some products with herbal ingredients, are considered to be food supplements and fall under general food law which requires them to be safe.

      In July 2002, the European Union ("EU") published in its Official Journal the final text of a Food Supplements Directive which came into EU law on that date, and which sets out a process and timetable by which the Member States of Europe must bring their domestic legislation in line with its provisions. It seeks to harmonize the regulation of the composition, labeling and marketing of food supplements (at this stage only vitamins and minerals) throughout the EU. It does this by specifying what nutrients and nutrient sources may be used (and by interpretation the rest which may not), the level at which those nutrients may be present in a supplement, and the labeling and other information which must be provided on packaging.

      By harmonizing the legislation, the Food Supplements Directive should provide opportunities for businesses to market one product or range of products to a larger number of potential customers without having to reformulate or repackage it. This development may lead to some liberalizing of the more restrictive regimes in France and Germany, providing new business opportunities. Conversely, however, it may substantially limit the range of nutrients and nutrient sources, and the potencies at which some nutrients may be marketed by the Company in the more liberal countries, such as the U.K., which may lead to some reformulation costs and loss of some specialist products.

      The provisions of the Food Supplements Directive were incorporated into U.K. domestic law by Statutory Instrument in July 2003. The first phase of compliance relates to the composition of food supplements and must be attained by August 2005.

      The EU is also considering a Traditional Herbal Medicinal Products Directive ("THMPD") which would allow a traditional herbal medicine to be licensed without having to demonstrate its efficacy in the way that pharmaceutical products have to do, provided that it is safe, is manufactured to high standards, and has been on the market for 30 years. The THMPD is intended to provide a safe home in EU law for a number of categories of herbal remedies, which may otherwise be found to fall outside EU law. It does not, however, provide a mechanism for new product development, and would entail some compliance costs in registering the many herbal products already on the market. The THMPD is currently anticipated to go into effect in the spring of 2004. The THMPD will be implemented in stages, with full compliance required by 2011.

      Additional EU legislation is anticipated to further regulate the composition, labeling and marketing of other products including sports nutrition products, fortified foods, very low calorie diets, and foods for particular nutritional purposes. Further progress is expected with legislative initiatives to permit, but closely regulate, the use of health claims made for products.

      The EU has established a European Food Safety Authority, which will have an important role to play in focusing attention on food standards in Europe. Its Executive Director is Mr. Geoffrey Podger, who until 2003 was the Chief Executive of the U.K.'s Food Standards Agency. Other members are still being recruited.

      Ireland. The legislative and regulatory situation in the Republic of Ireland is similar, but not identical to that in the U.K.

      The Irish Medicines Board has a similar role to that of the U.K.'s MHRA and the Food Safety Authority of Ireland is analogous to the U.K.'s FSA.

      Like the U.K., Ireland will be required to bring its domestic legislation into line with the provisions of the Food Supplements Directive and the THMPD when the latter is finalized, and, indeed, with the other forthcoming EU legislation mentioned above. Thus the market prospects for Ireland are, in general, similar to those outlined in the U.K.

      Holland. The regulatory environment in Holland is similar to the U.K. in terms of availability of products. Holland currently has the same liberal market, with no restrictions on potency of nutrients. Licensed herbal medicines are available. However, there are some herbal medicines which are sold freely as in the U.K. without the need to be licensed, depending on the claims made for them. Holland is also more liberal regarding certain substances, for which unlicensed sales are allowed. The Government department dealing with this sector is the Ministry for Health, Welfare and Sport.

      Responsibility for food safety falls to the Keuringsdienst van Waren (Inspectorate for Health Protection and Veterinary Public Health). This
authority deals with all nutritional products.     The Medicines Evaluation
Board, which is the equivalent of the U.K.'s MHRA, is charged with the responsibility for the safety of medicines which are regulated under the Supply of Medicines Act.

      The overall market prospects for Holland are, in general, similar to those outlined for the U.K. above.

International Operations

      In addition to the U.K., Ireland and Holland, the Company markets its nutritional supplement products through distributors, retailers and direct mail in more than 85 countries throughout Europe, North America, South America, Asia, the Pacific Rim countries, Africa and the Caribbean Islands.

      The Company's international operations are conducted in a manner to conform to local variations, economic realities, market customs, consumer habits and regulatory environments. The Company's products (including labeling of such products) and the distribution and marketing programs of the Company are modified in response to local and foreign legal requirements and customer preferences.

      The Company's international operations are subject to many of the same risks faced by the Company's domestic operations. These include competition and the strength of the relevant economy. In addition, international operations are subject to certain risks inherent in conducting business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls and the economic and political policies of foreign governments. The importance of these risks increases as the Company's international operations grow and expand. Virtually all of the Company's international operations are affected by foreign currency fluctuations, and, more particularly, changes in the value of the British Pound and the Euro as compared to the U.S. Dollar.

      For additional information regarding financial information about the geographic areas in which the Company and its subsidiaries conduct their business, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to the Company's Consolidated Financial Statements contained in this Report.

Trademarks

      U.S. The Company and its subsidiaries have applied for or registered more than 2,100 trademarks with the United States Patent and Trademark Office and many other major jurisdictions throughout the world for its Nature's Bounty(R), Holland & Barrett(R), Good 'N Natural(R), American Health(R), Puritan's Pride(R), Vitamin World(R), Natural Wealth(R), Nutrition Headquarters(R), Rexall(R), Sundown(R), MET-Rx(R), Worldwide Sport Nutrition(R) and Nutrition Warehouse(R) trademarks, among others, and has rights to use other names essential to its business. Federally registered trademarks have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. The Company regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement.

      U.K./Ireland. Holland & Barrett owns trademarks registered in the United Kingdom and/or throughout the European Community for its Holland & Barrett and Nature's Way trademarks and has rights to use other names essential to its business. Holland & Barrett is the exclusive licensee of the trademarks essential to the GNC (UK) business in the U.K.

      Holland. De Tuinen owns trademarks registered in Holland and/or throughout the European Community for its DeTuinen trademarks and has rights to use other names essential to its business.

Raw Materials

      In fiscal 2003, the Company spent approximately $290 million on raw materials. The principal raw materials required in the Company's operations are vitamins, minerals, herbs, gel caps, and bottling materials. The Company purchases its vitamins, minerals and herbs from bulk manufacturers and distributors in the United States, Japan, China and Europe. The Company believes that there are adequate sources of supply for all of its principal raw materials, and that the Company's relationships with its suppliers yield improved quality, pricing and overall service to its customers. Although there can be no assurance that the Company's sources of supply for its principal raw materials will be adequate in all circumstances, in the event that such sources are not adequate, the Company believes that alternate sources can be developed in a timely manner. During fiscal 2003, no one supplier accounted for more than 9% of the Company's raw material purchases. The Company does not believe that the loss of any single supplier would have a material adverse effect on the Company's consolidated financial condition or results of operations.

Seasonality

      While the Company believes that its business is not seasonal in nature, the Company may have higher net sales in a particular quarter depending upon when it has engaged in significant promotional activities.

Item 2. PROPERTIES

      U.S. At September 30, 2003, the Company owned a total of approximately 1.55 million square feet of plant and administrative facilities. The Company also leased approximately 1.25 million square feet of administrative, manufacturing, warehouse and distribution space in various locations at the end of fiscal 2003. At September 30, 2003 the Company leased and operated approximately 533 retail locations under the name Vitamin World(R) and Nutrition Warehouse(R) in 45 states in the U.S., Guam and Puerto Rico. Generally, the Company leases the properties for three to ten years at varying annual base rents and percentage rents in the event sales exceed a specified amount. The retail stores have an average selling area of approximately 940 square feet.

      U.K./Ireland. Holland & Barrett owns a 178,000 square foot administrative, manufacturing and distribution facility (which includes a 42,500 square foot mezzanine) in Burton. It is currently building an extension for this facility which it expects will be completed in January 2004, providing an additional 99,350 square feet (including 13,200 square feet of mezzanines). Holland & Barrett leases all but four of its 524 Holland & Barrett, GNC (UK), and Nature's Way retail stores for terms varying between 10 and 35 years at varying annual base rents. Nine Holland & Barrett stores are subject to percentage rents in the event sales exceed a specified amount. Holland & Barrett and Nature's Way stores each have an average selling area of approximately 945 square feet, and the GNC (UK) stores have an average selling area of approximately 980 square feet.

      Holland. In 2003, De Tuinen leased a 71,400 square foot administrative and distribution facility in Beverwijk. De Tuinen leases locations for 65 retail stores on renewable 5 year terms at varying annual base rents. Of these, 41 are operated as company stores; the remaining 24 are sub-leased to, and operated by, franchisees. None of De Tuinen's stores are subject to percentage rent.

      The following is a listing of all material properties (excluding retail locations and de minimis sales office locations) owned or leased by the Company, which are used in all four of the Company's business segments:


                                   Type of                Approx.      Leased
      Location                     Facility               Sq. Feet    or Owned
      --------                     --------               --------    --------

UNITED STATES:
--------------

Bohemia, NY             Administration & Manufacturing     169,000     Owned
Bohemia, NY             Manufacturing                       80,000     Owned
Bohemia, NY(1)          Manufacturing                       75,000     Owned
Bohemia, NY             Manufacturing & Warehousing         62,000     Owned
Bohemia, NY             Administration & Warehousing       110,000     Leased
                        (term - 2009)
Bohemia, NY             Administration & Warehousing       130,000     Leased
                        (term - 2009)
Holbrook, NY(1)         Distribution                       230,000     Owned
Holbrook, NY            Distribution                       108,000     Owned
Ronkonkoma, NY          Administration & Distribution      110,000     Owned
Ronkonkoma, NY          Warehousing                         75,000     Leased
                        (term - September 2004)
Bayport, NY             IT Services                         12,000     Owned
Bayport, NY             Manufacturing                      131,000     Owned
Mineola, NY             Administrative                      13,000     Owned
Mineola, NY             Administration & Warehousing         4,000     Owned
Reno, NV                Distribution                        40,000     Leased
                        (term - 2006)
Carbondale, IL          Administration, Manufacturing       77,000     Owned
                        and Distribution





                                   Type of                Approx.      Leased
      Location                     Facility               Sq. Feet    or Owned
      --------                     --------               --------    --------

Carbondale, IL          Administration                      15,000     Owned
Murphysboro, IL(2)      Manufacturing                       62,000     Owned
Murphysboro, IL(2)      Warehousing                         30,000     Leased
                        (term - 2008)
South Plainfield, NJ    Manufacturing                       68,000     Owned
South Plainfield, NJ    Manufacturing & Distribution        60,000     Leased
                        (term - 2006)
North Glenn, CO         Administration                       4,900     Leased
                        (term - June 2004)
Thornton, CO            Manufacturing                       72,000     Leased
                        (term - 2006)
Anaheim, CA             Manufacturing & Distribution       286,140     Leased
                        (term - 2006)
Anaheim, CA             Manufacturing                       64,000     Leased
                        (term - 2008)
Anaheim, CA             Administration & Manufacturing      20,000     Owned
Lake Mary, FL           Administration (term - 2008)        12,250     Leased
Boca Raton, FL          Administration                      92,000     Owned
Boca Raton, FL          Administration                      58,000     Owned
Boca Raton, FL          Manufacturing                       84,000     Owned
Deerfield Beach, FL     Manufacturing                      157,000     Owned
Boca Raton, FL          Warehousing                        100,000     Owned
Sparks, NV              Distribution (term - 2005)         100,647     Leased
Harrisburg, PA          Distribution (term - 2005)         140,000     Leased
Bentonville, AR         Sales Office                         4,200     Leased

UNITED KINGDOM:
--------------

Nuneaton                Administration                       8,300     Leased
                        (term - 2012)
Nuneaton                Administration & Distribution        7,200     Leased
                        (term - 2010)
Burton                  Administration, Manufacturing      178,000     Owned
                        and Distribution
Manchester(3)           Administration, Manufacturing       58,500     Leased
                        and Distribution (term - 2003)
Guildford               Administration (term - 2005)         3,600     Leased

HOLLAND:
-------

Beverwijk               Administration & Distribution       71,400     Leased
                        (term - 2008)

--------------------
<F1>  The property is subject to a first mortgage. For additional information regarding the mortgage, see the Company's Consolidated Financial Statements contained in this Report.




<F2>  On December 5, 2003, the Company ceased its operations at its
      Murphysboro, IL facility.
<F3>  Holland & Barrett's lease for this property expired in October, 2003.
      Holland & Barrett will continue to occupy these premises until February 2004 when it will relocate the Manchester operations to the Burton facility.

Warehousing and Distribution

      The Company has dedicated approximately 1.5 million square feet to warehousing and distribution in its Long Island, NY; Carbondale, IL; Reno, NV; Anaheim, CA; Thornton, CO; South Plainfield, NJ; Boca Raton, FL; Sparks, NV; Harrisburg, PA; Burton, Manchester and Radcliffe, U.K. facilities; and Beverwijk, Holland.

      The Company's warehouse and distribution centers are integrated with the Company's order entry systems to enable the Company to ship out mail orders typically within 24 hours of their receipt. Once a customer's telephone, mail or Internet order is completed, the Company's computer system forwards the order to its distribution center, where all necessary distribution and shipping documents are printed to facilitate processing. Thereafter, the orders are prepared, picked, packed and shipped continually throughout the day. The Company operates a proprietary, state-of-the-art, automated picking and packing system for frequently shipped items. The Company is capable of fulfilling 15,000 orders daily. A system of conveyors automatically routes boxes carrying merchandise throughout the distribution center for fulfillment of orders. Completed orders are bar-coded and scanned and the merchandise and ship date are verified and entered automatically into the customer order file for access by sales associates prior to being shipped. The Company currently ships its U.S. orders primarily through the United Parcel Service, Inc. (UPS), serving domestic and international markets. Holland & Barrett and GNC (UK) use Parcelforce and ANC for deliveries in the U.K., and Nature's Way uses the Irish postal service for deliveries in Ireland.

      The Company currently distributes its products from its distribution centers through contract and common carriers in the U.S. and the Netherlands and by Company-owned trucks in both the U.S. and the U.K. Deliveries are made directly to the Vitamin World(R) and Nutrition Warehouse(R) stores once per week. In addition, the Company ships products overseas by container loads. The Company also operates additional distribution centers in Burton, U.K. and Beverwijk, Holland. Deliveries are made directly to Company owned and operated Holland & Barrett, GNC (UK), Nature's Way, and De Tuinen stores once or twice per week, depending on each store's inventory requirements.

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

Item 3. LEGAL PROCEEDINGS

Pseudoephedrine Products

      On April 14, 2003, a complaint was filed by the United States of America against the Company arising from certain pseudoephedrine sales by the Company from November 2000 through December 2002. The complaint, filed in U.S. District Court for the Eastern District of New York, alleges technical recordkeeping and reporting violations of the Controlled Substances Act, 21 U.S.C. Sections 801-904, and Controlled Substances
Import and Export Act, 21 U.S.C. Sections 951-971, in a small fraction of the Company's sales of over-the-counter antihistamine and decongestant products containing pseudoephedrine. Total sales of such products generated approximately $160,000, or only 0.0002 percent, of the Company's total sales for the fiscal years ended September 30, 2001 and September 30, 2002. The Company has cooperated in all respects with the Drug Enforcement Administration in its investigation of sales identified in the complaint. Accordingly, the Company believes that there is no valid basis nor precedent for the penalties sought (which consist of monetary fines), and has launched a vigorous defense. However, because this action is in its early stages, no determination can be made at this time as to the final outcome of this action, nor can its materiality be accurately ascertained.

Prohormone Products

      On July 25, 2002, a putative consumer class action was filed in New York state court against several manufacturers and retailers of so-called prohormone supplements naming Vitamin World as a defendant. Prohormones are substances such as androstenedione that plaintiffs allege are hormone precursors ingested to promote muscle growth. Plaintiffs allege that the advertising and labeling of certain prohormone supplements overstate their efficacy and do not fully disclose their risks, and seek class certification and injunctive and monetary relief. The action was severed into separate class actions against each of the defendants. On December 6, 2002, an amended class action complaint was filed against Vitamin World that purported to elaborate on the claims initially alleged. The court has not yet certified a class and the matter is currently in discovery. The Company believes that this action is without merit and intends to vigorously defend against the claims asserted. However, because this action is in its early stages, no determination can be made at this time as to the final outcome of this action, nor can its materiality be accurately ascertained.

      In addition to the foregoing prohormone case in which the Company is a defendant, there are two other cases filed in 2002 naming MET-Rx as a defendant. On July 25, 2002, one putative consumer class action was filed in California state court and one putative consumer class action was filed in Florida state court. Plaintiffs in each of these cases allege that the advertising and labeling of certain prohormone supplements overstate their efficacy and do not fully disclose their risks, and seek class certification, injunctive and monetary relief. In the Florida action, plaintiffs allege in the alternative that if the prohormone products were effective as advertised, they were anabolic steroids, controlled substances under Florida law. On this alternative theory, plaintiffs seek treble damages under the Florida Civil RICO statute. The cases are currently in the discovery phase. The Company believes that these actions are without merit and intends to vigorously defend against the claims asserted. However, because these actions are in their early stages, no determination can be made at this time as to their final outcome, nor can their materiality be accurately ascertained.

Nutrition Bars

      On August 28, 2001, the Company was also named as a defendant, along with other companies, in a putative class action commenced in an Alabama state court. Plaintiffs allege that NBTY manufactured and marketed misbranded nutrition bars which understated carbohydrate content. Plaintiffs seek class certification, injunctive, declaratory, and monetary relief. Class discovery is being taken, and no class has been certified. NBTY is vigorously opposing class certification on the basis that the plaintiffs were not damaged as alleged as a result of any action by NBTY.

      On October 3, 2002, the Company was named as a defendant in a second putative class action commenced in the same Alabama state court as the above-identified litigation. Plaintiffs, in an attempt to pursue several retailers, including Vitamin World, and not manufacturers of nutrition bars, allege that NBTY marketed misbranded nutrition bars. In November 2002, NBTY filed a motion to dismiss or abate the lawsuit based on the principle that the court lacks subject-matter jurisdiction because the earlier-filed lawsuit, which seeks identical relief for the same purported class action against the manufacturers, preempts this second attempt to certify a class against NBTY.

      In addition to the foregoing nutrition bar cases in which the Company is a defendant, there are six other cases filed in 2002 naming Rexall or a subsidiary of Rexall as a defendant, each making substantially the same allegations. NBTY acquired these cases with the purchase of Rexall. Three cases were brought in California state court, on August 8, 2002, June 21, 2002 and August 29, 2002, respectively. One case was brought in Florida state court on December 23, 2002, one case in Oklahoma state court on December 31, 2002 and one case in Arkansas state court on December 31, 2002. Plaintiffs allege misbranding of nutrition bars and violations of state unfair trade and practices statutes, unjust enrichment, misleading advertising, unfair competition and other similar causes of action. Plaintiffs seek disgorgement of profits, restitution, declaratory and injunctive relief. NBTY contends that the California action is not appropriate for class certification because the named plaintiffs are inadequate class representatives and not typical of persons who purchased the nutrition bars.

      The Company believes that all of the above described nutrition bar suits are without merit and intends to vigorously defend against the claims asserted. Based upon the information available at this time, the Company believes that its accrual is adequate for the exposure in the nutrition bar litigation. However, because these actions are in their early stages, no determination can be made at this time as to their final outcome, nor can their materiality or the adequacy of the accrual be accurately ascertained.

      In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability claims) arise in the ordinary course of the Company's business. See Item 1. "Government Regulation". The Company believes that such other inquiries, claims, suits and complaints would not have a material adverse effect on the Company's consolidated financial condition or results of operations, if adversely determined against the Company.

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

      Future determination as to the payment of cash or stock dividends will depend upon the Company's results of operations, financial condition, capital requirements, restrictions contained in the Company's Credit Agreement and Guarantee and Collateral Agreement (collectively, the "CGA"), limitations contained in the indenture governing the 8 5/8% Senior Subordinated Notes due 2007 of the Company, and such other factors as the Company's Board of Directors considers appropriate.

      The CGA prohibits the Company from paying dividends or making any other distributions (other than dividends payable solely in shares of the Company's common stock) to its stockholders. The Company's Indenture governing its 8 5/8% Senior Subordinated Notes due 2007 similarly prohibits the Company from paying dividends or making any other distributions to its stockholders. In addition, except as specifically permitted in the CGA, the CGA does not allow the Company's subsidiaries to advance or loan money to, or make a capital contribution to or invest in, the Company. Furthermore, except as expressly permitted in the Indenture, the Company's subsidiaries are not permitted to invest in the Company. However, the CGA and the Indenture do permit the Company's subsidiaries to pay dividends to the Company.

      For additional information regarding these lending arrangements and securities, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and the Notes to the Consolidated Financial Statements in this Report.

                         PRICE RANGE OF COMMON STOCK

      Since September 19, 2003, the Common Stock has traded on the New York Stock Exchange (the "NYSE") under the trading symbol "NTY". Prior to that date, the Common Stock was included for quotation on the National Association of Securities Dealers National Market System ("NASDAQ/NMS") under the trading symbol "NBTY". The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock, as reported on NASDAQ/NMS until September 19, 2003 and thereafter on the NYSE:


                                       Fiscal Year Ended September 30, 2003
                                       ------------------------------------
                                                  High       Low
                                                  ----       ---

First Quarter ended December 31, 2002            $18.63    $11.48

Second Quarter ended March 31, 2003              $20.00    $16.10

Third Quarter ended June 30, 2003                $21.75    $14.75

Fourth Quarter ended September 30, 2003          $27.45    $20.25


                                       Fiscal Year Ended September 30, 2002
                                       ------------------------------------
                                                  High       Low
                                                  ----       ---

First Quarter ended December 31, 2001            $14.07    $ 6.70

Second Quarter ended March 31, 2002              $18.00    $10.61

Third Quarter ended June 30, 2002                $19.55    $14.37

Fourth Quarter ended September 30, 2002          $17.32    $12.35

      On December 8, 2003, there were approximately 650 record holders of Common Stock. The Company believes that there were approximately 12,275 beneficial holders of Common Stock as of December 8, 2003.

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

(Dollars and shares in thousands, except per share amounts)


                                                                Fiscal Years Ended September 30,
                                                    2003          2002         2001         2000         1999
---------------------------------------------------------------------------------------------------------------

Selected Income Statement Data:
Net sales                                        $1,192,548     $964,083     $806,898     $720,856     $630,894
Costs & expenses:
  Cost of sales                                     554,804      433,611      355,167      312,960      293,521
  Discontinued product charge                         4,500
  Catalog printing, postage & promotion              66,455       47,846       49,410       33,709       32,895
  Selling, general & administrative                 435,748      348,334      315,228      279,379      236,367
  Litigation recovery of raw material costs               -      (21,354)           -       (2,511)           -
  Litigation settlement costs                             -            -            -            -        4,952
                                                 --------------------------------------------------------------
Income from operations                              131,041      155,646       87,093       97,319       63,159
Interest expense                                    (17,384)     (18,499)     (21,958)     (18,858)     (18,945)
Investment write down                                (4,084)           -            -            -            -
Miscellaneous, net                                    5,424        1,560        2,748        4,491        1,388
                                                 --------------------------------------------------------------
Income before income taxes                          114,997      138,707       67,883       82,952       45,602
Provision for income taxes                           33,412       42,916       25,958       31,444       18,323
                                                 --------------------------------------------------------------
Net income                                       $   81,585     $ 95,791     $ 41,925     $ 51,508     $ 27,279
                                                 ==============================================================

Per Share Data:
Net income per share:
  Basic                                          $     1.23     $   1.45     $   0.64     $   0.77     $   0.39
  Diluted                                        $     1.19     $   1.41     $   0.62     $   0.74     $   0.39
Weighted average common shares
 outstanding:
  Basic                                              66,452       65,952       65,774       67,327       69,640
  Diluted                                            68,538       67,829       67,125       69,318       70,826

Selected Balance Sheet Data:
  Working capital                                $  314,275     $185,710     $131,108     $100,114     $121,103
  Total assets                                    1,204,383      730,140      708,462      603,613      539,384
  Long-term debt, capital lease obligations
   and promissory notes payable, less current
   portion                                          413,989      163,874      237,236      200,478      219,508
  Total stockholders' equity                        514,799      419,257      302,406      272,443      223,949

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

Background

      NBTY is a leading vertically integrated manufacturer, marketer and retailer of a broad line of high quality, value-priced nutritional supplements. NBTY has continued to grow through its marketing practices and through a series of strategic acquisitions. Since 1986, the Company has acquired and integrated approximately 34 companies and/or businesses engaged in the manufacturing, retail and direct response sale of nutritional supplements, including:

      *  Fiscal 1997: Holland & Barrett;
      *  Fiscal 1998: Nutrition Headquarters Group;
      *  Fiscal 2000: Nutrition Warehouse Group;
      * Fiscal 2001: Global Health Sciences (the "Global Group"), NatureSmart, and Nature's Way;
      *  Fiscal 2002: Healthcentral.com, Knox NutraJoint (R), and
         Synergy Plus(R) product lines/operations; and
      * Fiscal 2003: Rexall Sundown Inc., Health and Diet Group Ltd. ("GNC (UK)") and FSC Wholesale, and the DeTuinen chain of retail stores.

      NBTY markets its products through four distribution channels: (i)
Wholesale: wholesale distribution to drug store chains, supermarkets, discounters, independent pharmacies, and health food stores, (ii) U.S.
Retail: Vitamin World and Nutrition Warehouse retail stores in the U.S.,
(iii) European Retail: Holland & Barrett, Nature's Way, GNC (UK), and DeTuinen retail stores in the U.K., Ireland, and Netherlands, and (iv) Direct Response: Puritan's Pride. NBTY's net sales from wholesale operations, U.S. Retail, European Retail, and Direct Response were approximately 35%, 18%, 30% and 17%, respectively, of total sales for the fiscal year ended September 30, 2003.

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

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles ( "GAAP") in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates include:

      *  revenue recognition and estimating allowance for doubtful accounts;
      *  inventory valuation and obsolescence;
      * valuation of long-lived and intangible assets and goodwill including the values assigned to acquired intangible assets;
      *  income tax valuation allowance;
      *  foreign currency; and
      * estimating accruals for, and probability of, the outcome of current litigation.

      The Company continually evaluates its accounting policies and the estimates it uses to prepare the consolidated financial statements. In general, the estimates are based on historical experience, on information from third party professionals and on various other sources and assumptions that are believed to be reasonable under the facts and circumstances at the time such estimates are made. Management considers an accounting estimate to be critical if:

      * it requires assumptions to be made that were uncertain at the time the estimate was made; and
      * changes in the estimate, or the use of different estimating methods, could have a material impact on the Company's consolidated results of operations or financial condition.

      Actual results could differ from those estimates. Significant accounting policies are described in Note 1 to the consolidated financial statements, which are included in Item 8 in this Form 10-K filing. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

      Certain of the Company's accounting policies are deemed "critical", as they require management's highest degree of judgment, estimates and assumptions. The following critical accounting policies are not intended to be a comprehensive list of all of the Company's accounting policies or estimates.

      Revenue Recognition

      The Company applies the provisions of Staff Accounting Bulletin 101 "Revenue Recognition". The Company recognizes revenue from products shipped when title and risk of loss has passed to its customers, and with respect to its own retail store operations, upon the sale of its products. The Company's net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns, rebates and other allowances. Most of the Company's sales require judgments principally in the areas of returns, rebates and other allowances. The provision for estimated sales returns and other allowances and deferrals require significant judgment whereby the Company must estimate, based on historical trends and individual agreements with customers, the reduction of revenue at the time of revenue recognition. If these estimates, which are based on historical experience, are significantly below the actual amounts, revenue could be adversely affected. The Company has no single customer that represents more than ten percent of annual net sales of the Company for the fiscal years ended September 30, 2003, 2002 and 2001. For the fiscal years ended 2003, 2002 and 2001, one customer, two customers and one customer, respectively, represented, individually, more than 10% of the wholesale division net sales.

      Accounts Receivable

      The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. The Company also maintains an allowance for doubtful accounts, which is estimated based upon historical experience as well as specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. One customer accounted for 20% and 24% of the Company's accounts receivable at September 30, 2003 and 2002, respectively. Additionally, a new customer accounted for 10% of the Company's accounts receivable at September 30, 2003. The loss of either or both of these customers is not expected to have a material impact on the Company's consolidated financial position or results of operations.

      Inventories

      Inventories are stated at the lower of cost or market. The cost elements of inventory include materials, labor and overhead. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the next twelve months. In assessing the realization of inventories, the Company is required to make judgments as to future demand requirements and compare that with inventory levels. It is possible that changes in consumer demand could cause a reduction in the net realizable value of inventory.

      Goodwill and Intangible Assets

      Goodwill and indefinite-lived intangibles are tested for impairment annually or more frequently if impairment indicators arise in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". These evaluations require the use of judgment as to the effects of external factors and market conditions on the Company's conduct of its operations, and they require the use of estimates in projecting future operating results. If actual external conditions or future operating results differ from the Company's judgments, impairment charges may be necessary to reduce the carrying value of the subject assets.

      Pursuant to SFAS No. 142, the Company performs an annual goodwill impairment review for each business segment, as defined in Note 6, "Goodwill and Intangible Assets" to the Consolidated Financial Statements, or when events or changes in circumstances indicate the carrying value may not be recoverable. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or in the Company's overall strategy with respect to the manner or use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company's stock price for a sustained period of time; and (vi) regulatory changes. In assessing the recoverability of the Company's goodwill and intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The fair value of an asset could vary, depending upon the estimating method employed, as well as assumptions made. This may result in a possible impairment of the intangible assets and/or goodwill, or alternatively an acceleration in amortization expense. An impairment charge would reduce operating income in the period it was determined that the charge was needed. As a result of the September 30, 2003 impairment testing, no impairment adjustments were deemed necessary.

      Purchase Price Allocation

      During fiscal 2003, the Company acquired all of the issued and outstanding capital stock of Rexall for $250,000 in cash (subject to adjustment based upon finalization of working capital balances on the closing date). Prior to this acquisition, Rexall was owned by Numico USA, Inc., an indirect subsidiary of Royal Numico N.V. This acquisition was accomplished through purchase by the Company of certain partnership and limited liability company interests. The Company also incurred approximately $6,000 of direct transaction costs as well as approximately $5,000 in insurance and other indirect costs for a total purchase price of approximately $261,000. Additionally, finance related costs of approximately $7,500 were paid to secure the financing for this acquisition, which costs will be amortized until its approximate 6 year maturity. The total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair value. The excess of the purchase price over the fair value was recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed was based upon estimates and assumptions developed by management and other information compiled by management, including a valuation, prepared by an independent valuation specialist that utilized established valuation techniques appropriate for the industry. Upon completion of the valuation of the fair value of the net assets acquired (which the Company expects to finalize by end of fiscal
2004), actual results may differ from those presented herein.

      Impairment of Long-Lived Assets

      The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management's analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. During fiscal years 2003, 2002 and 2001, the Company recognized impairment losses of $1,117, $700 and $500, respectively, on assets to be held and used. The impairment losses related primarily to leasehold improvements and furniture and fixtures for U.S. Retail operations and were recorded in selling, general and administrative expense.

      Income Taxes

      The Company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined that such assets will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the related valuation allowance on such assets is reversed. If actual future taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

      Foreign Currency

      Foreign subsidiaries account for approximately 31% of net revenues, 27% of assets and 11% of total liabilities of the Company as of September 30, 2003.

      In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the currency in which they keep their accounting records, generally the local currency, into U.S. Dollars. This process results in exchange gains and losses, which, under the relevant accounting guidance, are either included within the statement of operations or as a separate component of stockholders' equity under the caption "Accumulated other comprehensive income."

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

      If a subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the translation of these financial statements would be included within the statement of operations. If the Company disposes of subsidiaries, then any cumulative translation gains or losses would be recorded into the statement of operations. If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of operations.

      Based on an assessment of the factors discussed above, the Company considers the relevant subsidiary's local currency to be the functional currency for each of its foreign subsidiaries. During fiscal years 2003, 2002 and 2001, translation gains (losses) of $9,980, $17,603 and ($126), respectively, were included under accumulated other comprehensive income
(loss). Accordingly, cumulative translation gains of approximately $14,605 and $4,625 were included as part of accumulated other comprehensive income within the balance sheet at September 30, 2003 and September 30, 2002, respectively. Had the Company determined that the functional currency of its subsidiaries was the U.S. Dollar, these gains (losses) would have increased (reduced) net income for each of the periods presented.

      The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies against the U.S. Dollar. These currencies include the Euro and the British Pound. Any future translation gains or losses could be significantly higher than those noted in each of these years. In addition, if a change in the functional currency of a foreign subsidiary has occurred at any point in time, the Company would be required to include any translation gains or losses from the date of such change in the statement of operations.

      Contingencies

      As discussed in Note 17 of the Notes to the Consolidated Financial Statements, NBTY is unable to make a reasonable estimate of the liabilities that may result from the final resolution of certain contingencies disclosed. Assessments of each potential liability will be made as additional information becomes available. NBTY currently does not believe that these matters will have a material adverse affect on its consolidated financial position or results of operations.

General

      Operating results in all periods presented reflect the impact of acquisitions, beginning with the date acquired. The timing of those acquisitions and the changing mix of businesses as acquired companies are integrated into the Company impacts the comparability of results from one period to another.

Results of Operations

      The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:


                                                     Fiscal Year
                                                 Ended September 30,      Increase/(Decrease)
                                               -----------------------    --------------------
                                                                          2003 vs.    2002 vs.
                                               2003     2002     2001     2002        2001
                                               ----     ----     ----     --------    --------

Net sales                                       100%     100%     100%      23.7%      19.5%

Costs and expenses:
  Cost of sales                                46.5%    45.0%    44.0%      27.9%      22.1%
  Discontinued product charge                   0.4%       -        -      100.0%         -
  Catalog printing, postage and promotion       5.6%     5.0%     6.1%      38.9%      -3.2%
  Selling, general and administrative          36.5%    36.1%    39.1%      25.1%      10.5%
  Litigation recovery of raw material costs       -     -2.2%       -     -100.0%     100.0%
                                               ----     ----     ----     ------      -----

                                               89.0%    83.9%    89.2%      31.3%      12.3%
                                               ----     ----     ----     ------      -----

Income from operations                         11.0%    16.1%    10.8%     -15.8%      78.7%
                                               ----     ----     ----     ------      -----

Other income (expense):
  Interest                                     -1.5%    -1.9%    -2.7%      -6.0%     -15.8%
  Investment write down                        -0.3%       -        -      100.0%         -
  Miscellaneous, net                            0.5%     0.2%     0.3%     247.7%     -43.2%
                                               ----     ----     ----     ------      -----

                                               -1.3%    -1.7%    -2.4%      -5.3%     -11.8%
                                               ----     ----     ----     ------      -----

Income before income taxes                      9.7%    14.4%     8.4%     -17.1%     104.3%

Provision for income taxes                      2.8%     4.5%     3.2%     -22.2%      65.3%
                                               ----     ----     ----     ------      -----

      Net income                                6.9%     9.9%     5.2%     -14.8%     128.5%
                                               ====     ====     ====     ======      =====

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

      Net Sales. Net sales for fiscal 2003 were $1,192,548, an increase of $228,465, or 23.7%, compared with net sales of $964,083 in fiscal 2002. The $228,465 increase is comprised of the following:


                                   Fiscal Year           Dollar      Percent
                                 Ended September 30,     Increase    Increase
                               ----------------------    --------    --------
                                                         2003 vs.    2003 vs.
                                  2003         2002      2002        2002
                                  ----         ----      --------    --------

Wholesale                      $  416,627    $291,287    $125,340      43.0%

U.S. Retail / Vitamin World       212,380     198,602      13,778       6.9%

European Retail /
Holland & Barrett / GNC           363,597     290,881      72,716      25.0%

Direct Response /
Puritan's Pride                   199,944     183,313      16,631       9.1%
                               ----------    --------    --------      ----

Total                          $1,192,548    $964,083    $228,465      23.7%
                               ==========    ========    ========      ====

      Wholesale sales were $416,627, compared to $291,287 in the prior year, an increase of $125,340, or 43%. Such increase in the wholesale segment's sales was primarily due to the acquisition of Rexall ($72,815), an increase in sales to the mass market, drug chains and supermarkets ($46,646), and sales contributed by the FSC acquisition ($5,879). Products such as Coral Calcium, Flex-a-min(R), and the Knox NutraJoint(R) products continue to help the Company strengthen its leading market position. In addition, increases in the wholesale segment can be attributed to the Company expanding its distribution channel with new customer accounts. U.S. Retail sales were $212,380, compared to $198,602 in the prior year, an increase of $13,778, or 6.9%. Such increase was a direct result of the Savings Passport Program, a customer loyalty program. Same store sales for stores open more than one year increased 5.4% or $10,192. European Retail sales were $363,597, compared to $290,881, an increase of $72,716, or 25%. Such increase was attributable to an increase in same store sales for stores open more than one year of 11.8% (or $34,018) and sales contributed by the GNC (UK) and De Tuinen acquisitions ($21,589 and $13,245, respectively). These results include the positive effect of a strong British Pound ($25,887 or 8.9%). There were 533 retail stores located within the U.S. and 589 retail stores located within Europe as of September 30, 2003, compared to 544 stores in the U.S. and 468 in the U.K./Ireland as of September 30, 2002. Direct Response/Puritan's Pride sales were $199,944, compared to $183,313, an increase of $16,631, or 9.1%. Such increase was a result of the Company's catalog promotion strategy, enhancement of the appearance of the catalog, and improved customer service.

      Cost of Sales/Discontinued product charge. Cost of sales (including the discontinued product charge) for fiscal 2003 was $559,304, an increase of $125,693, compared with the cost of sales of $433,611 for fiscal 2002. Overall, gross profit, as a percentage of sales, decreased 1.9% to 53.1% during the fiscal year ended September 30, 2003 as compared to 55% for the prior comparable period. Included in the current period's cost of sales is a $4,500 charge (or 0.4% as a percentage of sales) for the Company's voluntary discontinuance of sales of products containing ephedra. Without this charge, as a percentage of sales, gross profit would have decreased 1.5% to 53.5% during fiscal 2003 as compared to 55% for the prior comparable period. The Company's belief that its ephedra products were safe when used as directed has been supported by credible scientific evidence. However, in light of adverse publicity surrounding ephedra and the current environment in the U.S., the Company believed it was in its best interest to voluntarily cease selling ephedra products, effective March 15, 2003. Historically, ephedra products represented an insignificant portion of the Company's overall business.

      The Wholesale segment's gross profit, as a percentage of sales, for fiscal 2003 was 40% as compared to 41% for fiscal 2002. Such gross profit was impacted by the product sales mix of existing product lines, such as the increase in Private Label sales (at a 34% gross margin level), and lower gross margins contributed by the FSC (European wholesale) acquisition. These factors were partially offset by higher gross margins on new product introductions and improvements in manufacturing efficiencies. Direct Response/Puritan's Pride's gross profit, as a percentage of sales, was 62% for fiscal 2003 as compared to 61% for fiscal 2002. The gross profit was affected by varied catalog pricing promotions the Company ran during fiscal 2003. The U.S. Retail gross profit, as a percentage of sales, for fiscal 2003 was 60% as compared to 59% for fiscal 2002. Margin improvement was primarily due to the Company's introduction of new higher gross margin items in such segment. The European Retail gross profit decreased 2%, as a percentage of sales, to 61% from 63% primarily as a result of the recent acquisitions of GNC (UK) and De Tuinen. These operations reported gross profit of 43% and 38%, respectively, thereby affecting the total European Retail gross profit margin during fiscal 2003. Without these newly acquired operations, gross profit as a percentage of sales would have remained unchanged from the prior period. The Company's overall strategy is to improve margins by introducing new products which traditionally have a higher gross profit and by continuing to increase in-house manufacturing while decreasing the use of outside suppliers. During fiscal 2003 and 2002, cost of sales included charges for under-absorbed factory overhead relating to certain underutilized manufacturing facilities of $8,261 and $11,375, respectively.

      Catalog, Printing, Postage and Promotion. Catalog printing, postage, and promotion expenses were $66,455 for fiscal 2003, compared with $47,846 for fiscal 2002, an increase of $18,609. Such advertising expenses as a percentage of sales were 5.6% during fiscal 2003 and 5% for the prior comparable period. Of the $18,609 increase, $19,367 was attributable to the increase in promotions for products, mainly via television, magazines, newspapers and mailing programs, offset by a decrease in catalog printing costs of $758. Direct Response/Puritan's Pride's promotion and media expenses increased $6,263; Wholesale's advertising expenses increased $10,919 (of which $6,438 related to Rexall product related advertising); and European Retail promotion and media increased $2,156. Such increase was offset by a $729 decrease in the U.S. Retail's advertising costs. Increased advertising costs primarily related to promoting new products recently introduced as well as existing core products. Investments in additional advertising and sales promotions are part of the Company's strategic effort to increase long-term growth.

      Selling, General and Administrative. Selling, general and administrative expenses were $435,748 during fiscal 2003, an increase of $87,414, as compared with $348,334 for the prior comparable period. As a percentage of sales, selling, general and administrative expenses were 36.5% and 36.1% in fiscal 2003 and fiscal 2002, respectively. Of the $87,414 increase, $36,671 was attributable to increased payroll costs mainly associated with new business acquisitions and general salary increases, $16,639 to increased rent expense and additional U.S. Retail and European Retail stores, $8,876 to increased freight costs mainly resulting from the Company's efforts to generate faster product delivery to customers, $5,961 to increased insurance costs mainly associated with an increase in general insurance rates, $3,603 was attributable to increased depreciation and amortization expense as a result of acquisitions and an increase in capital expenditures, $2,520 to broker commissions, which was directly associated with the increase in wholesale sales, and $2,517 to increased professional fees for the implementation and integration of new software purchased. Of the $87,414 increase in selling, general and administrative cost, $8,859 is attributed to the foreign exchange translation of the British Pound.

      Litigation Recovery of Raw Materials Costs. In fiscal 2002, the Company received $21,354 for the settlement of price fixing litigation brought by the Company against certain raw material vitamin suppliers.

      Interest Expense. Interest expense was $17,384 in fiscal 2003, a decrease of $1,115, compared with interest expense of $18,499 in fiscal 2002. Interest expense decreased due to the Company's continued repayment of bank debt, offset in part by interest rate increases associated with the new financing completed by the Company on July 25, 2003. The major components of interest expense are interest on Senior Subordinated Notes, and interest on the Credit and Guarantee Agreement used for acquisitions, capital expenditures, and other working capital needs. On July 25, 2003, the Company entered into a new Credit and Guarantee Agreement ("CGA") comprised of $375,000 Senior Secured Credit Facilities. The new CGA consists of a $100,000 Revolving Credit Facility, a $50,000 Term Loan A and a $225,000 Term Loan B. Terms of the new CGA are generally similar to the previous one. Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin.

      Investment Write Down. During fiscal 2003 other-than-temporary impairment write downs of $4,084 were charged against income and related to the Company's investment in high yield, less than investment grade corporate debt securities. On September 4, 2003, the bond issuer declared bankruptcy and the Company determined that the decline in fair value was permanent.

      Miscellaneous, net. Miscellaneous, net was $5,424 and $1,560 for fiscal 2003 and fiscal 2002, respectively. The $3,864 increase was primarily attributable to exchange rate fluctuations ($1,889), increases in investment income ($1,418), increases in net gains on sale of property plant and equipment ($885), offset by other miscellaneous decreases ($328).

      Income Taxes. The Company's income tax expense is impacted by a number of factors, including state tax rates in the jurisdictions where the Company conducts business, and the Company's ability to utilize tax credits that will begin to expire in 2013. The effective income tax rate for fiscal 2003 was 29.1%, compared to 30.9% for fiscal 2002. The effective tax rates were less than the U.S. federal statutory tax rates primarily because the Company recorded $8,275 in fiscal 2003 and $7,800 in fiscal 2002 for after-tax benefits related to foreign tax credits. Such benefits resulted from certain tax saving strategies implemented in fiscal 2002. These tax planning activities may also benefit future fiscal years and therefore may further reduce the Company's overall effective income tax rate.

      Net Income. Net income for fiscal 2003 was $81,585 (or basic and diluted earnings per share of $1.23 and $1.19, respectively), compared with $95,791(or basic and diluted earnings per share of $1.45 and $1.41, respectively), a decrease of $14,206.

      Excluding the one-time investment write down in fiscal 2003 (as noted above), net income would have been $84,481 for fiscal year 2003, or $1.23 per diluted share. Excluding the one-time litigation recovery of raw material costs payment received in fiscal 2002 (resulting from price fixing litigation noted above), net income would have been $81,035 for fiscal 2002 or $1.19 per diluted share.

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

      Net Sales. Net sales for fiscal 2002 were $964,083, an increase of $157,185 or 19.5% compared with net sales of $806,898 in fiscal 2001. The $157,185 increase is comprised of the following:


                                      Fiscal Year            Dollar      Percent
                                    Ended September 30,     Increase    Increase
                                  ----------------------    --------    --------
                                                            2002 vs.    2002 vs.
                                    2002          2001      2001        2001
                                    ----          ----      --------    --------

Wholesale                         $291,287      $196,832    $ 94,455      48.0%

U.S. Retail / Vitamin World        198,602       174,987      23,615      13.5%

U.K. Retail/ Holland & Barrett     290,881       262,876      28,005      10.7%

Direct Response /
Puritan's Pride                    183,313       172,203      11,110       6.5%
                                  --------      --------    --------      ----

Total                             $964,083      $806,898    $157,185      19.5%
                                  ========      ========    ========      ====

The increase in wholesale segment sales was primarily due to an increase in sales of its core products to the mass market, drug chains and supermarkets and sales generated by the newly acquired businesses ($39,489, of which $35,522 was attributable to Global Health Sciences). Products such as Apple Cider Vinegar, Flex-a-min(R), and the Knox NutraJoint(R) continued to help the Company strengthen its leading market position. By obtaining new customer accounts, the Company expanded its distribution channel for its products. Sales growth in the U.S. Retail channel in fiscal 2002 reflected an increase in same store sales for stores open more than one year (8.5% or $13,485) and the greater number of stores compared to the prior year (24 new stores contributed $4,001). U.K./Ireland retail sales increases were attributable to an increase in same store sales for stores open more than one year (7% or $18,035) and the opening of 7 new U.K. stores (contributed $1,056) in fiscal 2002. Direct Response/Puritan's Pride/e-commerce sales increased as a result of increased mailing distribution from customer lists acquired and as a result of an increase in the number of products available via catalog and website. At September 30, 2002, 544 retail stores in the U.S. and 468 retail stores in the U.K./Ireland were operated under the NBTY/Holland & Barrett banner, compared to 525 stores in the U.S. and 461 in the U.K./Ireland as of September 30, 2001.

      Cost of Sales. Cost of sales for fiscal 2002 was $433,611, an increase of $78,444 compared with the cost of sales of $355,167 for fiscal 2001. Overall, gross profit, as a percentage of sales, decreased 1% to 55% during fiscal 2002 as compared to 56% for fiscal 2001. Such decrease was primarily due to the Direct Response/Puritan's Pride segment's gross profit, which decreased 4.8%, as a percentage of sales (from 66.3% to 61.5%). These reduced gross margins resulted primarily from price reductions on certain products and the type of catalog pricing promotions the Company ran in fiscal 2002 versus fiscal 2001. This gross profit decrease was mitigated by gross profit increases in the Company's other segments. The wholesale segment's gross profit increased 2.1%, as a percentage of sales (from 38.7% to 40.8%) primarily due to higher gross margins on new product introductions. The U.S. Retail gross profit increased 0.5%, as a percentage of sales (from 58% to 58.5%). The U.K./Ireland retail gross profit increased 2.1%, as a percentage of sales (from 60.8% to 62.9%). The Company's strategy is to improve margins by continuing to increase in-house manufacturing while decreasing the use of outside suppliers in both the U.S. and the U.K. In fiscal 2001, cost of sales included a year end adjustment to inventory of approximately $3,900, which was principally the result of the Company utilizing the gross profit method for interim reporting, and the year-end valuation of the Company's annual physical inventory. Included in fiscal 2002 and fiscal 2001 costs of sales was under-absorbed factory overhead relating to certain underutilized manufacturing facilities of $11,375 and $5,752, respectively.

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

      Litigation Recovery of Raw Materials Costs. In fiscal 2002, the Company received $21,354 for the settlement of price fixing litigation brought by the Company against certain raw material vitamin suppliers.

      Interest Expense. Interest expense was $18,499 in fiscal 2002, a decrease of $3,459, compared with interest expense of $21,958 in fiscal 2001. Interest expense decreased due to the Company's continued repayment of bank debt. The major components are interest on Senior Subordinated Notes associated with the Holland & Barrett acquisition, and the CGA used for acquisitions and capital expenditures.

      Miscellaneous, Net. Miscellaneous, net was $1,560 and $2,748 for fiscal 2002 and 2001, respectively. The $1,188 decrease was primarily attributable to exchange rate fluctuations ($1,074).

      Income Taxes. The Company's income tax expense is impacted by a number of factors, including state tax rates in the jurisdictions where the Company conducts business, and the Company's ability to utilize various tax credits that will begin to expire in 2013. The effective income tax rate for fiscal 2002 was 30.9%, compared to 38.2% for fiscal 2001. The change in the effective rate was due to tax saving strategies implemented in fiscal 2002, primarily the decrease in the valuation allowance on after tax benefits related to foreign tax credit. These tax planning activities may also benefit future fiscal years and therefore may further reduce the Company's overall effective income tax rate. In addition, the effective rate decreased due to ceasing the amortization of goodwill in fiscal 2002, most of which was not deductible for income tax purposes.

      Net Income. Net income for fiscal 2002 was $95,791, compared with $41,925 in fiscal 2001, an increase of $53,866, of which $14,756 was attributable to the partial settlement of ongoing price fixing litigation against certain raw material vitamin suppliers.

Seasonality

      The Company believes that its business is not seasonal in nature. The Company may have higher net sales in a quarter depending upon when it has engaged in significant promotional activities.

Liquidity and Capital Resources

      The Company's primary sources of liquidity and capital resources are cash generated from operations and availability of borrowings under its new CGA. Cash and cash equivalents totaled $49,349 and $26,229 at September 30, 2003 and 2002, respectively. The Company generated cash from operating activities of $111,532, $105,087, and $63,267 in fiscal 2003, 2002 and
2001, respectively. The overall increase in cash from operating activities during fiscal 2003 was mainly attributable to increased non-cash charges for depreciation and amortization, deferred taxes, the investment write down, the discontinued product charge, and an increase in accrued expenses, partially offset by investments in inventories, increases in accounts receivable and prepaid expenses. Inventory levels increased over the prior comparable period in order to maintain high fulfillment shipment levels and to assure quick response to customer orders and anticipated increased demand. Increases in inventory are also attributable to the new CVS supply contract and the recent addition of the Marc's store chain to the wholesale segment. The increase in prepaid expenses and other current assets is mainly attributable to a change in insurance carriers (dates of coverage do not correspond with the prior like period, increasing the prepaid cost) and increases in general insurance rates. Increases in rent deposits and the timing of advertising promotions also contributed to such increase.

      Cash used in investing activities was $323,285, $31,776, and $106,134 in fiscal 2003, 2002 and 2001, respectively. Fiscal 2003 cash used in investing activities consisted primarily of net cash paid for the Rexall, De Tuinen, FSC and GNC (UK) businesses ($289,676), as well as the purchase of property, plant and equipment ($37,510), partially offset by proceeds from the sale of property, plant and equipment ($1,498), and cash received that was previously held in escrow from the fiscal 2001 acquisitions of Global Health Sciences ($1,850) and NatureSmart ($553).

      Fiscal 2002 cash flows used in investing activities consisted primarily of the purchase of property, plant and equipment ($21,489) and cash paid for asset acquisitions ($7,702), offset by cash received that was previously held in escrow for the acquisition of Global Health Sciences ($4,600), and proceeds from the sale of property, plant and equipment and intangibles ($1,057). In addition, the Company made a strategic investment in high yield, less-than-investment-grade corporate bonds ($8,242), which became impaired in 2003.

      Cash used in investing activities in fiscal 2001 primarily related to cash paid for the business acquisitions of Global Health Sciences and NatureSmart ($63,010), cash held in escrow for the acquisition of Global Health Sciences ($10,000) and the purchase of property, plant and equipment ($37,197), partially offset by proceeds from the sale of property, plant and equipment ($4,232).

      Net cash provided by (used in) financing activities was $233,435, ($83,454) and $45,627 in fiscal 2003, 2002 and 2001, respectively. Fiscal 2003 net cash flows provided by financing activities included proceeds from borrowing under long-term debt agreements ($275,000) and proceeds from the exercise of stock options ($1,146), partially offset by principal payments under long-term debt agreements ($35,211), and payments for debt issuance costs ($7,500).

      Net cash used in financing activities during fiscal 2002 included principal payments under long-term debt agreements ($85,353), offset by proceeds from the exercise of stock options ($1,899). Net cash provided by financing activities during fiscal 2001 included borrowings under the CGA ($71,502) and proceeds from the exercise of stock options ($2,604), which were partially offset by principal payments under long-term debt agreements ($12,780) and the purchase of treasury stock ($15,699).

      Working capital increased $128,565 to $314,275 at the end of fiscal 2003. This increase was primarily attributable to the Company increasing its current assets, specifically cash, accounts receivable, inventory, and prepaid expenses and other current assets. Acquisitions and continued growth in sales of the Company's principal promoted products during the period, as noted above, contributed to such increases in cash, accounts receivable and inventory. The Company continues to respond to consumer preferences and to monitor the market for trends and ideas, and these efforts have translated into increased sales. The number of average days' sales outstanding (on wholesale sales) at September 30, 2003, was 49 days, compared with 46 days at September 30, 2002. The inventory turnover rate was approximately 2.25 times during fiscal 2003 compared with 2.23 times during fiscal 2002.

      On July 25, 2003, the Company entered into the new Credit Agreement (the "CGA") which is comprised of $375,000 in Senior Secured Credit Facilities. The new CGA consists of a $100,000 Revolving Credit Facility, a $50,000 Term Loan A and a $225,000 Term Loan B. Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. The revolving credit facility and term loans are scheduled to mature on the earlier of (i) fifth anniversary of the closing date for the Revolving Credit Facility and Term Loan A, and the sixth anniversary date for Term Loan B; or (ii) March 15, 2007 if the Company's 8-5/8% senior subordinated Notes due September 15, 2007 are still outstanding. The proceeds were used to fund the Rexall acquisition, to refinance the existing CGA, and to pay fees, commissions, and expenses therewith. Following the closing date, the proceeds of loans borrowed under the new Revolving Facility shall be used for general corporate purposes. Virtually all of the company's assets are collateralized under the new CGA and are subject to normal banking terms and conditions and the maintenance of various financial ratios and covenants. The Company's ability to comply with covenants contained in the CGA and the Indenture may be affected by events beyond the Company's control, including (without limitation) prevailing economic, financial and industry conditions. Failure to comply with such debt-related covenants could result in an acceleration of payment obligations under that debt and, under certain circumstances, in cross-defaults under other debt obligations of the Company, which may have a negative effect on the Company's liquidity. The Company is currently in compliance with all of its covenants set forth in the CGA and the Indenture. For additional information regarding the ability of the Company's subsidiaries to transfer funds or assets to the Company, see Item 5, "Market for Registrant's Common Equity and Related Stockholders Matters."

      At September 30, 2003, amounts outstanding under such term loans were as follows: $47,500 and $224,438 under Term Loan A and Term Loan B, respectively. At September 30, 2003 the annual borrowing rates for Term Loan A and Term Loan B approximated 3.375 and 3.625 percent, respectively. Commencing September 30, 2003, the Company is required to make quarterly principal installments under Term Loan A and Term Loan B of approximately $2,500 and $563, respectively. The Term Loan B also requires the last four quarterly principal installments to be balloon payments of approximately $53,435 beginning September 30, 2008. The current portion of Term Loan A and Term Loan B at September 30, 2003 was $10,000 and $2,250, respectively. The $100,000 revolving credit facility expires on July 25, 2008 and was unused at September 30, 2003.

      In 1997, the Company issued $150,000 of 8-5/8% senior subordinated Notes ("Notes") due in 2007. The Notes are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company.

      A summary of contractual cash obligations as of September 30, 2003 is as follows:


                                           Payments Due By Period
                                      --------------------------------------------------------
                                                  Less Than      1-3         4-5       After 5
                                        Total      1 Year       Years       Years       Years
                                      --------------------------------------------------------

Long-term debt and capital leases     $426,830    $ 12,840    $ 25,826    $225,927    $162,237
Operating leases                       445,788      68,409     119,718      98,189     159,472
Purchase commitments                    22,287      22,287           -           -           -
Capital commitments                     14,975      10,565       4,410           -           -
Employment & consulting agreements       6,210       2,700       2,340       1,170           -
                                      --------------------------------------------------------
Total contractual
  Cash obligations                    $916,090    $116,801    $152,294    $325,286    $321,709
                                      ========================================================

      The Company conducts retail operations under operating leases, which expire at various dates through 2029. Some of the leases contain renewal options and provide for contingent rent based upon sales plus certain tax and maintenance costs. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year at September 30, 2003 are noted in the above table.

      The Company was committed to make future purchases under various purchase arrangements with fixed price provisions aggregating approximately $22,287 at September 30, 2003.

      The Company had approximately $1,665 in open capital commitments at September 30, 2003, primarily related to manufacturing equipment as well as to computer hardware and software. Also, the Company has a $13,310 commitment for the construction of an automated warehouse over the next 18 months.

      The Company has employment agreements with two of its executive officers. The agreements, effective October 1, 2002, have a term of 5 years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and changes in control of the Company. The annual commitment for salaries to these two officers as of September 30, 2003 was approximately $1,170. In addition, five members of Holland & Barrett's senior executive staff have service contracts terminable by the Company upon twelve months notice. The annual aggregate commitment for such H&B executive staff as of September 30, 2003 was approximately $1,080.

      The Company maintains a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, a director of the Company and father of Scott Rudolph. The consulting fee (which is paid monthly) is fixed by the Board of Directors of the Company, provided that in no event will the consulting fee be at a rate lower than $450 per year. In addition, Mr. Arthur Rudolph receives certain fringe benefits accorded to other executives of the Company.

      The Company believes that existing cash balances, internally-generated funds from operations, and amounts available under the new CGA will provide sufficient liquidity to satisfy the Company's required interest payments, working capital needs for the next 12 months and to finance anticipated capital expenditures incurred in the normal course of business and potential acquisitions.

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

During fiscal 2003, the following transactions occurred:

      A. Gail Radvin, Inc., a corporation wholly-owned by Gail Radvin, received commissions from the Company totaling $643 on account of sales in certain foreign countries and had trade receivable balances of approximately $3,598 as of September 30, 2003. Gail Radvin is the sister of Arthur Rudolph (a director of the Company) and the aunt of Scott Rudolph (Chairman and Chief Executive Officer).

      B. The Company paid approximately $453 to Rudolph Management Associates, Inc., pursuant to the Consulting Agreement between the Company and Rudolph Management Associates, Inc. Mr. Arthur Rudolph, a director of the Company, is the President of Rudolph Management Associates, Inc. See "Employment and Consulting Agreements with Executive Officers and Directors" below.

      C. Glenn-Scott Landscaping & Design, a company owned by the brother of Glenn Cohen, a director of the Company, performed landscaping and maintenance on the Company's properties and received approximately $83 in compensation during fiscal 2003.

      D. Certain members of the immediate families (as defined in Rule 404 of Regulation S-K) of Arthur Rudolph, Scott Rudolph and Michael Slade (each a director of the Company) are employed by the Company. During fiscal 2003, these immediate family members received aggregate compensation from the Company totaling approximately $1,068 for services rendered by them as employees of the Company.

Inflation

      Inflation affects the cost of raw materials, goods and services used by the Company. In recent years, inflation has been modest. The competitive environment somewhat limits the ability of the Company to recover higher costs resulting from inflation by raising prices. Overall, product prices have generally been stable. The Company seeks to mitigate the adverse effects of inflation primarily through improved productivity and cost containment programs. The Company does not believe that inflation has had a material impact on its results of operations for the periods presented, except with respect to payroll-related costs, insurance premiums, and other costs arising from or related to government imposed regulations.

Financial Covenants and Credit Rating

      The Company's credit arrangements, namely the indenture governing the Notes and the new CGA, impose certain restrictions on the Company regarding capital expenditures and limit the Company's ability to do any of the following: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions are subject to certain limitations and exclusions. Such provisions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities.

      At September 30, 2003, Moody's Investors Service, Inc. rated the Company's Notes as a B1; Standard & Poor's rated the Notes as a B+ and gave the Company an overall corporate credit rating as BB. Both credit agencies' ratings related to the aforementioned debt remained unchanged from the prior period. Standard & Poor's assigned a BB rating to the new CGA and Moody's Investors Service, Inc. rated the new CGA as a Ba2.

New Accounting Developments

      In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS No. 150 since May 31, 2003, nor does it currently hold any financial instruments within its scope.

      In May 2003, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 01-8, Determining Whether an Arrangement is a Lease, which provides guidance on identifying leases that may be embedded in contracts or other arrangements that sell or purchase products or services. The evaluation of whether an arrangement contains a lease within the scope of SFAS No. 13, Accounting for Leases, should be based on an evaluation of whether the arrangement conveys the right to use and control specific property or equipment. The consensus requires sellers to report revenues from the leasing component of these arrangements as leasing or rental income rather than revenues from product sales or services, and requires purchasers to report the costs from these arrangements as costs under capital leases. This could affect the timing and amount of recognition of revenues and expenses and the classification of assets and liabilities on the balance sheet, and it could require additional footnote disclosure of lease terms and future minimum lease commitments. This consensus is effective for contracts entered into or significantly modified after July 1, 2003. The Company does not have relationships with customers that meet the EITF 01-8 definition of a lease arrangement. As such, the adoption of this issue did not impact the Company's consolidated financial position, results of operations, or disclosure requirements.

      In January 2003, the FASB issued Interpretation No. 46, ("FIN") Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin ("ARB") No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first reporting period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before

February 1, 2003. The Company believes that the provisions of FIN 46 will not have any impact on the Company's consolidated financial position or results of operations.

      In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The recognition and measurement provisions of FIN 45 are effective for all guarantees entered into or modified after December 31, 2002. The Company does not enter into such transactions. Therefore the adoption of this standard did not impact its consolidated financial position, results of operations, or disclosure requirements.

      In November 2002, the EITF issued EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material effect on its consolidated financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

      The Company is subject to currency fluctuations, primarily with respect to the British Pound and the Euro, and interest rate risks that arise from normal business operations. The Company regularly assesses these risks. As of September 30, 2003, the Company had not entered into any hedging transactions.

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

      Report of Independent Auditors

      Consolidated Balance Sheets - As of September 30, 2003 and 2002

      Consolidated Statements of Income - Fiscal years ended September 30, 2003, 2002 and 2001

      Consolidated Statements of Stockholders' Equity and Comprehensive Income - Fiscal years ended September 30, 2003, 2002 and 2001.

      Consolidated Statements of Cash Flows - Fiscal years ended September 30, 2003, 2002 and 2001.

      Notes to Consolidated Financial Statements.

      Schedules II, Valuation and Qualifying Accounts

All other schedules have been omitted as not required or not applicable or because the information required to be presented are included in the consolidated financial statements and related notes.

For more information, see Part IV, Item 15, Exhibits, below.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Item 9A. CONTROLS AND PROCEDURES

      The Company's chief executive officer and chief financial officer have concluded, based on their respective evaluations at the end of the period covered by this Report, that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) are effective for recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, the information required to be disclosed in the reports filed by the Company under the Exchange Act. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

      The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of NBTY, all of whom are U.S. citizens, and their ages as of December 8, 2003, are as follows:


                                                                    Year      Commenced
                                                                   first       term of
                                                                  elected     office as
       Name            Age                Position                Director     Officer
       ----            ---                --------                --------    ---------

Scott Rudolph          46     Chairman of the Board and Chief
                              Executive Officer                     1986         1986

Harvey Kamil           59     President and Chief Financial
                              Officer                                  -         1982

Michael C. Slade       54     Senior Vice President,
                              Director and Corporate Secretary      1998         1999

James P. Flaherty      46     Senior Vice President-Marketing          -         1988
                              and Advertising

William J. Shanahan    45     Vice President-Information               -         1988
                              Systems

Arthur Rudolph         75     Director                              1979            -

Aram G. Garabedian     68     Director                              1979            -

Bernard G. Owen        75     Director                              1979            -

Alfred Sacks           76     Director                              1979            -

Murray Daly            76     Director                              1979            -

Glenn Cohen            44     Director                              1988            -

Nathan Rosenblatt      47     Director                              1994            -

Michael L. Ashner      51     Director                              1998            -

Peter J. White         49     Director                              2001            -

      Certain information regarding each person listed above, including such person's principal occupation during the past five years and current directorships, is set forth below. Unless indicated otherwise, all directors and executive officers have had the indicated principal occupations for the past five years.

      Scott Rudolph is the Chairman of the Board of Directors, Chief Executive Officer and a more than 5% stockholder of the Company. He served as the Chairman of the

Board of Directors of Dowling College, Long Island, New York, from 1997 through 2000, and is currently the Vice Chairman of Dowling College Board. He joined the Company in 1986. He is the son of Arthur Rudolph who founded the Company.

      Harvey Kamil is the President and Chief Financial Officer of the Company. He serves on the Board of Directors of the Council for Responsible Nutrition and on the Board of Directors of the National Nutritional Food Association. He joined the Company in 1982.

      Michael C. Slade is the Senior Vice President, Director and Secretary of the Company. He was the President and owner of Nutrition Headquarters, Inc. and Nutro Laboratories, Inc. before their acquisition by the Company in 1998. He is a member of the Board of Trustees of North Shore - LIJ Health System. He is also a member of the Board of Directors of North Shore
- LIJ Research Institute.

      James P. Flaherty is the Senior Vice President-Marketing and Advertising. He joined the Company in 1979.

      William J. Shanahan is the Vice President-Information Systems. He joined the Company in 1980.

      Arthur Rudolph founded Arco Pharmaceuticals, Inc., the Company's predecessor, in 1960 and founded the Company upon its incorporation in 1979. He served as the Company's Chief Executive Officer and Chairman of the Board of Directors until his resignation in September 1993. He is the father of Scott Rudolph.

      Aram G. Garabedian was elected a State Senator of the State of Rhode Island in 2000 and had been a representative in that State's legislature from 1972 through 1978, and 1998 through 2000. Since 1986, he has been a real estate property manager and developer in Rhode Island and is the President of Bliss Properties, Inc. He was associated with the Company and its predecessor, Arco Pharmaceuticals, Inc., for more than 20 years in a sales capacity and as an officer.

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

      Glenn Cohen is the President of Save-On Sprinkler Co., a sprinkler company.

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

      Peter J. White is President and Chief Executive Officer of I.J. White Corporation, a company based in Farmingdale, New York, engaged in the worldwide engineering and manufacturing of conveying systems for the food industry.

      The directors of the Company are divided into three classes, designated as Class I, Class II and Class III. Each class consists, as nearly as possible, of one third of the total number of directors constituting the entire Board of Directors. After their initial term, the directors of each class serve for a term of three years and until their successors are elected and qualified and subject to prior death, resignation, retirement, disqualification or removal. Currently, the Class I directors are Messrs. Garabedian, Owen and Sacks; the Class II directors are Messrs. Scott Rudolph, Daly, Rosenblatt and White; and the Class III directors are Messrs. Arthur Rudolph, Cohen, Ashner and Slade. The current terms of the Class I, Class II and Class III directors expire at the annual meetings of the Company's stockholders in 2006, 2005, and 2004, respectively. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting shall be elected for a three-year term. If the number of directors is changed, any increase or decrease shall be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible, and any additional directors of any class elected to fill a vacancy resulting from an increase in such class shall hold office for a term that shall coincide with the remaining term of that class, but in no case will a decrease in the number of directors shorten the term of any incumbent director.

      The term of office of each executive officer is until the organizational meeting of the Board of Directors of the Company following the next annual meeting of the Company's stockholders and until such officer's successor is elected and qualified or until such officer's prior death, resignation, retirement, disqualification or removal.

Compensation of Directors

      Directors of the Company who are also executive officers of the Company or its subsidiaries do not receive any additional compensation for service as a member of the Board of Directors of the Company or any of its committees. For information relating to compensation of the Company's management directors, see "Employment and Consulting Agreements with Executive Officers and Directors" below.

      All other directors of the Company are paid an annual fee of $40,000 for serving on the Board of Directors. See also "Employment and Consulting Agreements with Executive Officers and Directors" and "Compensation Committee Interlocks and Insider Participation" below for a discussion of the Company's consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph.

Audit Committee Financial Expert

      The SEC has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about "audit committee financial experts." The Board of Directors of the Company has concluded that none of the three independent audit committee members meet the narrow SEC definition of "audit committee financial expert" as none have served as a principal accounting officer or public accountant, or have been responsible for actively supervising a principal accounting officer. Neither SEC regulations nor the New York Stock Exchange listing standards require the Company to have a financial expert on its Audit Committee; however, SEC regulations require that the Company disclose whether it has a "financial expert" on its Audit Committee. The Company continues to review the credentials of, and interview, candidates to join the Board as an audit committee financial expert. To date, however, the Company has not found a candidate it believes has both the requisite financial expertise and appropriate experience in the nutritional supplement industry. The Company is currently in compliance with the listing requirements of the New York Stock Exchange relating to audit committee qualification, and the Board has determined that its Audit Committee possesses sufficient financial expertise to effectively discharge its obligations.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires NBTY's directors, executive officers, and persons who own more than ten percent of NBTY's Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Directors, executive officers and greater than ten percent stockholders are required by the SEC regulations to furnish NBTY with copies of all Forms 3, 4 and 5 they file with the SEC.

      Based solely on NBTY's review of the copies of the SEC filings it has received, or written representations from certain reporting person that no Form 5's were required for these persons, NBTY believes that, except as indicated below, all its directors, executive officers and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to fiscal 2003.

      Mr. James Flaherty was late in filing Forms 4 on five occasions, relating to an aggregate of 14 transactions in Company securities. Messrs. Alfred Sacks, Bernard Owen and Murray Daly each filed late one Form 4, in each case relating to one transaction in Company securities.

Code of Ethics for Senior Financial Officers

      The Company has adopted a Code of Ethics for its senior financial officers and Chief Executive Officer. The Company will provide a copy of such Code of Ethics to any person upon written request made to the Company's General Counsel at 90 Orville Drive, Bohemia, NY 11716. It is the Company's intention to disclose any waivers of, or amendments to, such Code of Ethics on its web site: www.nbty.com.

Item 11. EXECUTIVE COMPENSATION

      The following table sets forth information concerning compensation paid by the Company in respect of fiscal years ended September 30, 2001, 2002 and 2003 to the Company's Chairman and Chief Executive Officer and to each of the other four (4) most highly paid executive officers of the Company (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE


                                                                                Long Term
                                                                               Compensation
                                                Annual Compensation               Awards
                                         ----------------------------------    ------------
                                                                    Other       Securities
                                                                   Annual       Underlying
          Name and             Fiscal                              Compen-       Options           All Other
     Principal Position         Year     Salary($)    Bonus($)    sation($)       (#)(1)       Compensation($)(2)
     ------------------        ------    ---------    --------    ---------    ------------    ------------------

Scott Rudolph                   2003      750,000     600,000        (3)            -                8,963
Chairman                        2002      710,197     600,000        (3)            -                6,428
and Chief Executive Officer     2001      634,024     500,000        (3)         500,000             6,748

Harvey Kamil                    2003      420,000     300,000        (3)            -                9,589
President and                   2002      383,656     250,000        (3)            -                6,440
Chief Financial Officer         2001      317,012     225,000        (3)         125,000             6,741

Michael C. Slade                2003      341,994      90,000        (3)            -                9,575
Senior Vice President and       2002      322,692      70,000        (3)            -                6,428
Secretary                       2001      306,346      50,000        (3)          70,000             6,741

James Flaherty -                2003      228,365      65,000        (3)            -                9,589
Senior Vice President           2002      212,692      65,000        (3)            -                3,740
Marketing and Advertising       2001      194,519      75,000        (3)            -                4,841

William Shanahan                2003      191,972      75,000        (3)            -                9,589
Vice President -                2002      181,711      75,000        (3)            -                6,428
Information Systems             2001      171,981      75,000        (3)            -                6,748

--------------------
<F1>  All stock option grants were made pursuant to the NBTY, Inc. Year
      2000 Incentive Stock Option Plan (the "2000 Plan"). As of the end of fiscal 2003, no grants had been made under the NBTY, Inc. Year 2002 Stock Option Plan.
<F2>  Represents amounts contributed by the Company to 401(k) plan and the
      NBTY, Inc. Employees' Stock Ownership Plan on behalf of the Named Executive Officer.
<F3>  Perquisites and other personal benefits did not exceed the lesser of
      $50,000 or 10% of the total annual salary and bonus reported under the headings of "Salary" and "Bonus".

      The Company did not grant any stock appreciation rights or stock options during fiscal 2003.

Option Value at the End of Fiscal 2003

      The following table sets forth certain information concerning the number and the value at the end of fiscal 2003 of unexercised in-the-money options to purchase Common Stock granted to the Named Executive Officers as of the end of fiscal 2003. No stock appreciation rights have been granted to any of the Named Executive Officers.

               Aggregated Option Exercises in Last Fiscal Year
                      And Fiscal Year-End Option Values


                                                      Number of
                                                      Securities             Value of
                                                      Underlying            Unexercised
                                                     Unexercised           In-the-Money
                                                      Options at            Options at
                                                  Fiscal 2003 End(#)    Fiscal 2003 End($)
                       Shares                     ------------------    ------------------
                    Acquired on       Value          Exercisable/          Exercisable/
      Name          Exercise(#)    Realized($)      Unexercisable        Unexercisable(1)
      ----          -----------    -----------      -------------        ----------------

Scott Rudolph            0              0             2,810,000/0           49,273,850/0

Harvey Kamil             0              0               525,000/0            9,262,663/0

Michael C. Slade         0              0               100,000/0            1,775,941/0

James Flaherty           0              0                     0/0                    0/0

William Shanahan         0              0                70,000/0            1,251,390/0

--------------------
<F1>  Based on the closing price of $23.35 of NBTY's Common Stock on
      September 30, 2003, the last trading day of fiscal 2003, less the exercise price payable for such Common Stock.

Employment and Consulting Agreements with Executive Officers and Directors

      Scott Rudolph Employment Agreement. The Company has entered into an employment agreement with Mr. Scott Rudolph (the "Rudolph Agreement"), superseding Mr. Scott Rudolph's prior employment agreement with the Company. The Rudolph Agreement was effective October 1, 2002. Pursuant to the Rudolph Agreement, Mr. Scott Rudolph currently serves as Chairman of the Board and Chief Executive Officer of the Company. The initial term of the Rudolph Agreement is five years, subject to automatic one-year extensions, unless either the Company or Mr. Rudolph provides specified notice to the contrary. Mr. Rudolph is required to devote to the Company substantially all of his working time, attention and efforts. Under the Rudolph Agreement, in fiscal 2003 Mr. Rudolph received a base salary of $750,000 and certain fringe benefits accorded to the other senior executives of NBTY. Mr. Rudolph is also eligible to earn an annual bonus targeted at not less than 50% of his base salary, as determined by the Compensation Committee of the Board, taking into account the achievement by the Company of certain performance goals.

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

      Harvey Kamil Employment Agreement. The Company has entered into an employment agreement with Mr. Harvey Kamil (the "Kamil Agreement"), superseding Mr. Kamil's prior employment agreement with the Company. The Kamil Agreement was effective October 1, 2002. Pursuant to the Kamil Agreement, Mr. Kamil currently serves as President and Chief Financial Officer of the Company. The initial term of the Kamil Agreement is five years, subject to automatic one-year extensions, unless either the Company or Mr. Kamil provides specified notice to the contrary. Mr. Kamil is required to devote to the Company substantially all of his working time, attention and efforts. Under the Kamil Agreement, in fiscal 2003 Mr. Kamil received a base salary of $420,000 and certain fringe benefits accorded to the other senior executives of NBTY. Mr. Kamil is also eligible to earn an annual bonus targeted at not less than 50% of his base salary, as determined by the Compensation Committee of the Board, taking into account the achievement by the Company of certain performance goals.

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

      Arthur Rudolph Consulting Agreement. For the details of Mr. Arthur Rudolph's Consulting Agreement, see "Compensation Committee Interlocks and Insider Participation," below.

      Holland & Barrett Management Team. Five members of Holland & Barrett's senior executive staff have service contracts, terminable by the Company upon twelve months' notice. The aggregate commitment for these salaries as of September 30, 2003, was approximately $1,080,000 per year.

Compensation Committee Interlocks and Insider Participation

      Mr. Arthur Rudolph was Chief Executive Officer and Chairman of the Company until his resignation in September, 1993. Effective January 1,
1997, the Company entered into a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, a Director and founder of the Company. The agreement has been renewed for a successive two-year term, ending December 31, 2005. The Agreement provides for a consulting fee in the annual amount of $450,000, payable in monthly installments. Pursuant to the consulting agreement, Mr. Rudolph will receive certain fringe benefits accorded to other executives of the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth the beneficial ownership as of December 8, 2003 by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock (constituting the only class of voting stock of the Company), each director of the Company, each Named Executive Officer, and all directors and executive officers as a group. Unless otherwise indicated, the address for each party listed below is c/o NBTY, Inc., 90 Orville Drive, Bohemia, New York 11716.


                                                    Number of Shares
                                                      Beneficially         Percent
            Directors                                   Owned (a)       of Class (a)
            ---------                               ----------------    ------------

            Scott Rudolph(b)                             8,561,929          12.3
            Arthur Rudolph(c)(d)                         1,906,893           2.9
            Aram G. Garabedian                               3,000           *
            Bernard G. Owen                                 35,000           *
            Alfred Sacks                                    15,500           *
            Murray Daly(e)                                   7,500           *
            Glenn Cohen                                         --           --
            Nathan Rosenblatt(f)                            75,000           *
            Michael L. Ashner                               25,000           *
            Michael C. Slade(g)                          2,030,698           3.0
            Peter J. White(h)                                3,000           *

            Other Named Executive Officers
            ------------------------------
            Harvey Kamil(i)                              1,817,344           2.7
            William J. Shanahan(j)                         152,000           *
            James P. Flaherty                               41,357           *

            Directors and Executive Officers
            --------------------------------
            All Directors and Executive Officers
             as a group (14 persons)                    14,674,221          20.9

            Other
            -----
            NBTY, Inc. Employees'
            Stock Ownership Plan                         2,832,921           4.3

--------------------
An asterisk (*) in the above table means percentage ownership of less than one percent.

(a) This column includes shares which directors, executive officers and certain other holders have the right to acquire within 60 days. Except as otherwise indicated, each person and entity has the sole voting and investment power with respect to the shares set forth in the table.
(b) Includes options to purchase 2,810,000 shares of Common Stock which are presently exercisable.
(c) Includes 40,000 shares of Common Stock owned by Mr. Arthur Rudolph's wife, as to which Mr. Arthur Rudolph disclaims beneficial ownership.




(d) Includes options to purchase 60,000 shares of Common Stock which are presently exercisable.
(e) Represents options to purchase 7,500 shares of Common Stock which are presently exercisable.
(f) Represents options to purchase 30,000 shares of Common Stock which are presently exercisable and 45,000 shares owned by Mr. Rosenblatt's wife, as to which Mr. Rosenblatt disclaims beneficial ownership.
(g) Includes (i) options to purchase 100,000 shares of Common Stock which are presently exercisable and (ii) 530,847 shares held in a trust for the benefit of Mr. Slade's wife, as to which Mr. Slade disclaims beneficial ownership.
(h) Includes 1,000 shares of Common Stock owned by Mr. White's wife, as to which Mr. White disclaims beneficial ownership.
(i) Includes options to purchase 525,000 shares of Common Stock which are presently exercisable.
(j) Includes options to purchase 70,000 shares of Common Stock which are presently exercisable.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

      The following table summarizes the Company's equity compensation plans as of September 30, 2003.


                                         Number of
                                         securities to be    Weighted-           Number of securities
                                         issued upon         average exercise    remaining available for
                                         exercise of         price of            future issuance under
                                         outstanding         outstanding         equity compensation
                                         options,            options,            plans (excluding
                                         warrants and        warrants and        securities reflected in
                                         rights              rights              column (a))
            Plan Category                      (a)                 (b)                     (c)
            -------------                ----------------    ----------------    -----------------------

Equity compensation plans approved by
security holders                             4,174,343            $5.77                 2,457,500

Equity compensation plans not
approved by security holders                        --               --                        --

Total:                                       4,174,343            $5.77                 2,457,500

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

      Distributions of shares of the Company's common stock are not taxable to a participant at the time of distribution. Instead, a participant is taxed at the time the participant sells such shares. If the distribution is a lump sum distribution, the amount of gain subject to tax is equal to the amount received upon the sale of the stock less the amount contributed to the plan in exchange for such stock. Any unrealized appreciation inherent in the stock at the time of distribution will be taxed at long-term capital gains rates. Any subsequent appreciation in the stock will be capital gains, and will be long-term capital gains if the participant owns the stock for at least one year at the time of sale.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Related Party Transactions."

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") as of or for the years ended September 30, 2003 and 2002, were:


                                          Fiscal        Fiscal
                      Type of Fee         2003          2002

                  Audit Fees            $  766,000    $  472,000
                  Audit Related Fees     2,022,000             -
                  Tax Fees                 672,000       511,000
                  All Other Fees                 -       893,000
                                        ----------    ----------

                  Total                 $3,460,000    $1,876,000
                                        ==========    ==========

      The Audit fees for the years ended September 30, 2003 and 2002, respectively, were for professional services rendered for the audits of the consolidated financial statements of the Company and statutory audits.

      The Audit Related fees as of the year ended September 30, 2003 were for services related to due diligence and audits in connection with acquisitions, internal control reviews, and an employee benefit plan audit.

      Tax fees as of the years ended September 30, 2003 and 2002, respectively, were for services related to: tax compliance, international tax planning and strategies, and state and local tax advice.

      All Other fees as of the year ended September 30, 2002 were for services rendered for assistance in connection with the implementation of an information systems module.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

      The Charter for the Audit Committee of the Company's Board of Directors provides that the Audit Committee pre-approve, on an annual basis, the audit, audit-related, tax and other non-audit services to be rendered by the Company's accountants based on historical information and anticipated requirements for the following fiscal year. The Audit Committee must pre-approve specific types or categories of engagements constituting audit, audit-related, tax and other non-audit services as well as the range of fee amounts corresponding to each such engagement.

                                   PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

(a)(1) Financial Statements. Reference is made to the financial statements listed in Section 1 of the Index to Consolidated Financial Statements and Schedules in this Report.

(a)(2) Financial Statement Schedule. Reference is made to the financial statement schedule listed in Section 2 of the Index to Consolidated Financial Statements and Schedules in this Report. All other schedules have been omitted as not required, not applicable or because the information required to be presented is included in the financial statements and related notes.

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


      Exhibit No.                       Description
      -----------     -----------------------------------------------

      3.1             Restated Certificate of
                      Incorporation of NBTY, Inc., as amended(1)

      3.2             Amended and Restated By-Laws of NBTY, Inc.*

      4.1             Indenture, dated as of September 23, 1997, between
                      NBTY, Inc. and IBJ Schroder Bank & Trust Company, as
                      Trustee, relating to $150,000,000 in aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2007, Series A and Series B(1)

      10.1 Employment Agreement, effective October 1, 2002, by and between NBTY, Inc. and Scott Rudolph(2)

      10.2 Employment Agreement, effective October 1, 2002, by and between NBTY, Inc. and Harvey Kamil(2)

      10.3            First Amendment to Consulting Agreement, effective
                      January 1, 2003, by and between NBTY, Inc. and
                      Rudolph Management Associates, Inc.*




      10.4            NBTY, Inc. Employees' Stock Ownership Plan, dated
                      December 28, 1999(2)

      10.5            Amendment to the NBTY, Inc. Employees' Stock
                      Ownership Plan, effective January 1, 2000(2)

      10.6            NBTY, Inc. Year 2002 Stock Option Plan(3)

      10.7            Credit Agreement dated as of July 24, 2003 among
                      NBTY, INC., as Borrower, The Several Lenders from
                      Time to Time Parties Hereto, JPMORGAN CHASE BANK, as
                      Administrative Agent and Collateral Agent, and FLEET
                      NATIONAL BANK, as Syndication Agent*

      10.8            Guarantee and Collateral Agreement made by NBTY, INC.
                      and the other Grantors party hereto in favor of JPMORGAN CHASE BANK, as Administrative Agent dated as of July 24, 2003*

      10.9 Rexall Sundown, Inc. Purchase Agreement, dated as of June 9, 2003, among Royal Numico N.V., Numico USA and NBTY, Inc.(4)

      21.1            Subsidiaries of NBTY, Inc.*

      23.1            Consent of Independent Accountants*

      31.1            Rule 13a-14(a) Certification of Chief Executive
                      Officer*

      31.2            Rule 13a-14(a) Certification of Chief Financial
                      Officer*

      32.1            Certification of Chief Executive Officer Pursuant to
                      18 U.S.C. Section 1350, as Adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002*

      32.2            Certification of Chief Financial Officer Pursuant to
                      18 U.S.C. Section 1350, as Adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002*

--------------------
* Filed herewith
<F1>  Incorporated by reference to NBTY, Inc.'s Registration Statement on
      Form S-4, filed on November 5, 1997 (Registration No. 333-39527).




<F2>  Incorporated by reference to NBTY, Inc.'s Form 10-K filed on December
      20, 2002 (File #0-10666)
<F3>  Incorporated by reference to NBTY, Inc. Proxy Statement, dated March
      25, 2002 (File # 0-10666).
<F4>  Incorporated by reference to NBTY, Inc. Form 8-K filed on August 5,
      2003 (File #0-10666).

(b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2003:

      * July 29, 2003, announcing the completion of the purchase of Rexall Sundown, Inc.

      * August 5, 2003, attaching the Purchase Agreement, dated as of June 9, 2003, among Royal Numico, N.V., Numico USA, Inc. and NBTY, Inc.

      * December 15, 2003, amending the Form 8-K filed on August 5, 2003, to incorporate pro forma consolidated financial information relating to the acquisition of Rexall Sundown, Inc.

The exhibits required by Item 601 of Regulation S-K to be filed as part of this Report or incorporated herein by reference are listed in Item 15(a)(3) above.

(d)   See Item 15(a)(2) of this Report.

                                 NBTY, INC.
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                          Page
                                                                         Number
                                                                         ------

1. Financial Statements

      Report of Independent Auditors                                       F-1

      Consolidated Balance Sheets as of September 30, 2003 and 2002        F-2

      Consolidated Statements of Income for the years ended
      September 30, 2003, 2002 and 2001                                    F-3

      Consolidated Statements of Stockholders' Equity and Comprehensive
      Income for the years ended September 30, 2003, 2002 and 2001         F-4

      Consolidated Statements of Cash Flows for the years ended
      September 30, 2003, 2002 and 2001                                    F-5

      Notes to Consolidated Financial Statements                           F-7

2. Financial Statement Schedule

      Schedule II                                                          S-1

NBTY, Inc. and Subsidiaries
Consolidated Financial Statements
September 30, 2003, 2002 and 2001

NBTY, Inc. and Subsidiaries
Consolidated Financial Statements
Index
September 30, 2003, 2002 and 2001
---------------------------------------------------------------------------

                                                                    Page(s)

Report of Independent Auditors                                            1

Consolidated Financial Statements

Balance Sheets                                                            2

Statements of Income                                                      3

Statements of Stockholders' Equity and Comprehensive Income               4

Statements of Cash Flows                                                5-6

Notes to Financial Statements                                             7

[PRICEWATERHOUSECOOPERS LETTERHEAD]
---------------------------------------------------------------------------
                                                 PricewaterhouseCoopers LLP
                                                       401 Broad Hollow Rd.
                                                          Melville NY 11747
                                                   Telephone (631) 753 2700
                                                   Facsimile (631) 753 2800


                       Report of Independent Auditors


To the Board of Directors and Stockholders of NBTY, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NBTY, Inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on October 1, 2001.


PricewaterhouseCoopers LLP


November 11, 2003

NBTY, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2003 and 2002
(dollars and shares in thousands)
---------------------------------------------------------------------------


                                                                                 2003          2002

Assets
Current assets
  Cash and cash equivalents                                                   $   49,349     $ 26,229
  Investments in bonds                                                             4,158        8,194
  Accounts receivable, less allowance for doubtful accounts of
   $7,100 in 2003 and $4,194 in 2002                                              89,430       36,825
  Inventories                                                                    314,091      204,402
  Deferred income taxes                                                           37,021       11,206
  Prepaid expenses and other current assets                                       44,736       24,691
                                                                              ----------     --------
      Total current assets                                                       538,785      311,547
Property, plant and equipment, net                                               298,344      216,245
Goodwill                                                                         213,362      144,999
Intangible assets, net                                                           137,469       48,413
Other assets                                                                      16,423        8,936
                                                                              ----------     --------
      Total assets                                                            $1,204,383     $730,140
                                                                              ==========     ========

Liabilities and Stockholders' Equity
Current liabilities
  Current portion of long-term debt and capital lease obligations             $   12,841     $ 23,044
  Accounts payable                                                                87,039       48,616
  Accrued expenses and other current liabilities                                 124,630       54,177
                                                                              ----------     --------
      Total current liabilities                                                  224,510      125,837

Long-term debt                                                                   413,989      163,874
Deferred income taxes                                                             40,213       16,928
Other liabilities                                                                 10,872        4,244
                                                                              ----------     --------
      Total liabilities                                                          689,584      310,883
                                                                              ----------     --------

Commitments and contingencies (Notes 11 and 17)

Stockholders' equity
  Common stock, $.008 par; authorized 175,000 shares in 2003 and 2002;
   issued and outstanding 66,620 shares in 2003 and 66,322 shares in 2002            533          529
  Capital in excess of par                                                       130,208      126,283
  Retained earnings                                                              369,453      287,868
                                                                              ----------     --------
                                                                                 500,194      414,680
  Accumulated other comprehensive income                                          14,605        4,577
                                                                              ----------     --------
      Total stockholders' equity                                                 514,799      419,257
                                                                              ----------     --------
      Total liabilities and stockholders' equity                              $1,204,383     $730,140
                                                                              ==========     ========

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended September 30, 2003, 2002 and 2001
(dollars and shares in thousands, except per share amounts)
---------------------------------------------------------------------------


                                                  2003          2002         2001

Net sales                                      $1,192,548     $964,083     $806,898
                                               ----------     --------     --------
Costs and expenses
Cost of sales                                     554,804      433,611      355,167
Discontinued product charge                         4,500            -            -
Catalog printing, postage and promotion            66,455       47,846       49,410
Selling, general and administrative               435,748      348,334      315,228
Litigation recovery of raw material costs               -      (21,354)
                                               ----------     --------     --------
                                                1,061,507      808,437      719,805
                                               ----------     --------     --------
Income from operations                            131,041      155,646       87,093
                                               ----------     --------     --------
Other income (expense)
Interest                                          (17,384)     (18,499)     (21,958)
Investment write down                              (4,084)
Miscellaneous, net                                  5,424        1,560        2,748
                                               ----------     --------     --------
                                                  (16,044)     (16,939)     (19,210)
                                               ----------     --------     --------
Income before income taxes                        114,997      138,707       67,883
Provision for income taxes                         33,412       42,916       25,958
                                               ----------     --------     --------
      Net income                               $   81,585     $ 95,791     $ 41,925
                                               ==========     ========     ========
Net income per share
Basic                                          $     1.23     $   1.45     $   0.64
Diluted                                        $     1.19     $   1.41     $   0.62
Weighted average common shares outstanding
Basic                                              66,452       65,952       65,774
Diluted                                            68,538       67,829       67,125

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income Years ended September 30, 2003, 2002 and 2001
(dollars and shares in thousands)
---------------------------------------------------------------------------


                                                                                               Accumulated
                                                                                                  Other
                       Common Stock                           Treasury Stock                     Compre-                   Total
                     -----------------   Capital             -----------------       Stock       hensive       Total      Compre-
                     Number of          in Excess  Retained  Number of           Subscriptions   Income    Stockholders'  hensive
                      Shares    Amount   of Par    Earnings   Shares    Amount    Receivable     (Loss)       Equity      Income
                     ---------  ------  ---------  --------  ---------  ------   ------------- ----------- -------------  -------

Balance, September
 30, 2000             68,713     $548   $123,798   $163,300      235   $ (1,512)    $(839)      $(12,852)    $272,443
Components of com-
 prehensive income
  Net income                                         41,925                                                    41,925     $ 41,925
  Foreign currency
   translation
   adjustment                                                                                       (126)        (126)        (126)
                                                                                                                          --------
Purchase of treasury
 shares, at cost                                               3,023    (15,699)                              (15,699)    $ 41,799
                                                                                                                          ========
Treasury stock
 retired              (3,258)     (26)    (5,144)   (12,041)  (3,258)    17,211                                     -
Exercise of stock
 options                 458        4      2,600                                                                2,604
Tax benefit from
 exercise of
 stock options                             1,259                                                                1,259
                      ------     ----   --------   --------   ------   --------     -----       --------     --------
Balance, September
 30, 2001             65,913      526    122,513    193,184        -          -      (839)       (12,978)     302,406
Components of com-
 prehensive income
  Net income                                         95,791                                                    95,791     $ 95,791
  Foreign currency
   translation
   adjustment                                                                                     17,603       17,603       17,603
  Change in net un-
   realized gain on
   available-for-
   sale investments                                                                                  (48)         (48)         (48)
                                                                                                                          --------
Treasury stock
 retired                 (71)      (1)      (113)    (1,107)                                                   (1,221)    $113,346
                                                                                                                          ========
Exercise of stock
 options                 480        4      2,068                                                                2,072
Repayment of stock
 subscriptions
 receivable                                                                           839                         839
Tax benefit from
 exercise of
 stock options                             1,815                                                                1,815
                      ------     ----   --------   --------   ------   --------     -----       --------     --------
Balance, September
 30, 2002             66,322      529    126,283    287,868        -          -         -          4,577      419,257
Components of com-
 prehensive income
  Net income                                         81,585                                                    81,585     $ 81,585
  Foreign currency
   translation
   adjustment                                                                                      9,980        9,980        9,980
  Change in net un-
   realized gain on
   available-for-
   sale investments                                                                                   48           48           48
                                                                                                                          --------
Shares issued and
 contributed to ESOP     100        1      1,710                                                                1,711     $ 91,613
                                                                                                                          ========
Exercise of stock
 options                 198        3      1,143                                                                1,146
Tax benefit from
 exercise of
 stock options                             1,072                                                                1,072
                      ------     ----   --------   --------   ------   --------     -----       --------     --------
Balance, September
 30, 2003             66,620     $533   $130,208   $369,453        -   $      -     $   -       $ 14,605     $514,799
                      ======     ====   ========   ========   ======   ========     =====       ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended September 30, 2003, 2002 and 2001
(dollars in thousands)
---------------------------------------------------------------------------


                                                                      2003          2002         2001

Cash flows from operating activities
Net income                                                          $  81,585     $ 95,791     $  41,925
Adjustments to reconcile net income to net cash
 provided by operating activities
  (Gain) loss on disposal/sale of property, plant and equipment          (711)         102           385
  Depreciation and amortization                                        46,884       42,192        44,946
  Foreign currency exchange rate (gain) loss                             (334)       1,556           482
  Amortization of deferred financing costs                              1,003          782           782
  Amortization of bond discount                                           124          124           124
  Investment write down                                                 4,084            -             -
  Discontinued product charge                                           4,500            -             -
  Allowance for doubtful accounts                                      (2,906)         972         1,995
  Deferred income taxes                                                 6,033       (5,829)       (2,036)
  Compensation expense for ESOP                                         1,711            -             -
  Tax benefit from exercise of stock options                            1,072        1,815         1,259
  Changes in assets and liabilities, net of acquisitions
    Accounts receivable                                                (1,466)      (7,011)       (3,652)
    Inventories                                                       (28,379)     (14,277)      (34,723)
    Prepaid expenses and other current assets                         (15,855)      (3,432)          343
    Other assets                                                          616         (586)          119
    Accounts payable                                                   (2,773)      (3,442)      (11,959)
    Accrued expenses and other current liabilities                     16,344       (3,670)       23,277
                                                                    ---------     --------     ---------
      Net cash provided by operating activities                       111,532      105,087        63,267
                                                                    ---------     --------     ---------
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired                     (289,676)      (7,702)      (63,010)
Purchase of property, plant and equipment                             (37,510)     (21,489)      (37,197)
Purchase of short-term investments                                          -       (8,242)            -
Cash held in escrow                                                         -            -       (10,000)
Release of cash held in escrow                                          2,403        4,600             -
Proceeds from sale of property, plant and equipment                     1,498        1,004         4,232
Proceeds from sale of intangibles                                           -           53             -
Increase in intangible assets                                               -            -          (159)
                                                                    ---------     --------     ---------
      Net cash used in investing activities                          (323,285)     (31,776)     (106,134)
                                                                    ---------     --------     ---------

Continued

The accompanying notes are an integral part of these consolidated financial statements.




NBTY, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended September 30, 2003, 2002 and 2001
(dollars and shares in thousands)
---------------------------------------------------------------------------


                                                                      2003          2002         2001

Cash flows from financing activities
Proceeds from borrowings under long-term agreements                   275,000            -             -
Payments for debt issuance costs                                       (7,500)           -             -
Principal payments under long-term debt agreements
 and capital leases                                                   (35,211)     (85,353)      (12,780)
Net borrowings under Credit & Guarantee Agreement                           -            -        71,502
Purchase of treasury stock                                                  -            -       (15,699)
Proceeds from stock options exercised                                   1,146        1,899         2,604
                                                                    ---------     --------     ---------
      Net cash provided by (used in) financing activities             233,435      (83,454)       45,627
                                                                    ---------     --------     ---------
Effect of exchange rate changes on cash and cash equivalents            1,438        1,938           210
                                                                    ---------     --------     ---------
Net increase (decrease) in cash and cash equivalents                   23,120       (8,205)        2,970
Cash and cash equivalents
Beginning of year                                                      26,229       34,434        31,464
                                                                    ---------     --------     ---------
End of year                                                         $  49,349     $ 26,229     $  34,434
                                                                    =========     ========     =========
Supplemental disclosure of cash flow information
Cash paid during the period for interest                            $  17,709     $ 18,513     $  23,019
Cash paid during the period for income taxes                        $  34,698     $ 55,101     $  22,269
Non-cash investing and financing information
  Acquisitions accounted for under the purchase method
   are summarized as follows:                                         2003          2002         2001

    Fair value of assets acquired                                   $ 411,981     $  7,702     $  69,165
    Liabilities assumed                                              (119,479)           -        (4,728)
    Less: Cash acquired                                                (2,826)           -        (1,427)
                                                                    ---------     --------     ---------
    Net cash paid                                                   $ 289,676     $  7,702     $  63,010
                                                                    =========     ========     =========

During fiscal 2003, the Company issued 100 shares of NBTY stock (having a total then market value of approximately $1,711) as a contribution to the ESOP plan.
During fiscal 2002, certain officers surrendered 61 shares as consideration for stock subscriptions receivable plus interest, aggregating $1,048.
 Such shares were retired by the Company during 2002.

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

1.    Business Operations and Summary of Significant Accounting Policies

Business Operations
The Company (as defined below) manufactures and sells vitamins, food supplements, and health and beauty aids primarily in the United States ("U.S."), the United Kingdom ("U.K."), Ireland and Holland. The processing, formulation, packaging, labeling and advertising of the Company's products domestically are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Environmental Protection Agency and the United States Postal Service.

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

In the U.K., the Medicines and Healthcare Products Regulatory Agency ("MHRA") now has responsibility for the implementation and enforcement of the 1968 Medicines Act, and is the licensing authority for medicinal products. The MHRA directly employs enforcement officers from a wide range of backgrounds, including the police, and with a wide range of skills, including information technology. The MHRA is an Executive Agency of the Department of Health and is responsible for the safety of herbal medicines. The MHRA decides whether a product is a medicine or not and, if so, considers whether it can be licensed. It determines the status of a product by considering whether it is medicinal by "presentation" or by "function." Many, though not all, herbal remedies are considered "medicinal" by virtue of these two tests.

In Ireland, the sale of nutritional supplements and herbal products falls under the jurisdiction of the Irish Medicines Board ("IMB"). Its role is similar in nature, but not identical to that of the MHRA in the U.K. as described above.

In Holland, the regulatory environment is similar to the U.K. in terms of availability of products. Holland currently has the same liberal market, with no restrictions on potency of nutrients. Licensed herbal medicines are available. However, there are some herbal medicines which are sold freely as in the U.K. without the need to be licensed, depending on the claims made for them. Holland is also more liberal regarding certain substances, for which unlicensed sales are allowed. The Government department dealing with this sector is the Ministry for Health, Welfare and Sport. Responsibility for food safety falls to the Keuringsdienst van Waren (Inspectorate for Health Protection and Veterinary Public Health). This authority deals with all nutritional products. The Medicines Evaluation Board, which is the equivalent of the U.K.'s MHRA, is charged with the responsibility for the safety of medicines which are regulated under the Supply of Medicines Act. Overall, the market prospects for Holland are, in general, similar to those outlined for the U.K. above.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

Principles of Consolidation and Basis of Presentation
The consolidated financial statements of NBTY, Inc. and Subsidiaries (the "Company" or "NBTY") include the accounts of the Company and its wholly owned subsidiaries. The Company's fiscal year ends on September 30. All intercompany accounts and transactions have been eliminated.

Revenue Recognition
The Company applies the provisions of Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, ("SAB 101"). The Company recognizes revenue from products shipped when title and risk of loss has passed to its customers, and with respect to its own retail store operations, upon the sale of its products. The Company's net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns, rebates and other allowances. The Company has no single customer that represents more than 10 percent of annual net sales of the Company for each of the fiscal years ended September 30, 2003, 2002 and 2001. For the fiscal years ended September 30, 2003, 2002 and 2001, one customer, two customers and one customer, respectively, represented, individually, more than 10 percent of the wholesale division's net sales.

Upon adoption of SAB 101, effective October 1, 2000, the impact for the year ended September 30, 2001 were reductions to sales of approximately $4,000 and to net income of approximately $1,400.

Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates include the valuation of inventories, the allowance for doubtful accounts receivable and returns and discounts, income taxes, litigation reserves and the recoverability of long-lived assets. Actual results could differ from those estimates.

Concentration of Credit Risk
Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash balances may, at times, exceed FDIC limits on insurable amounts. The Company mitigates its risk by investing in or through major financial institutions.

The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. The Company also maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. One customer accounted for 20 percent and 24 percent of the Company's accounts receivable at September 30, 2003 and 2002, respectively. Additionally, a new customer for fiscal 2003 accounted for 10 percent of the Company's accounts

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

receivable at September 30, 2003. The loss of one or more of these customers is not expected to have a material impact on the Company's consolidated financial position or results of operations.

Inventories
Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. The cost elements of inventory include materials, labor and overhead. In fiscal 2003, 2002 and 2001, no one supplier provided more than ten percent of the Company's overall purchases. In fiscal 2002, one supplier provided more than ten percent of the Company's raw material purchases. No one supplier provided more than ten percent of the Company's raw material purchases in the other fiscal years presented.

Prepaid Catalog Costs
Mail order production and mailing costs are capitalized as prepaid catalog costs within other assets and charged to expense over the catalog period, which typically approximates two months.

Advertising
All media and advertising costs are generally expensed as incurred. Total expenses relating to advertising and promotion for fiscal 2003, 2002 and 2001 were $40,832, $26,019 and $28,747, respectively. Included in prepaid expenses and other current assets is approximately $3,409 and $1,044 relating to prepaid advertising at September 30, 2003 and 2002, respectively.

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

Maintenance and repairs are charged to expense in the year incurred. Cost and related accumulated depreciation for property, plant and equipment are removed from the accounts upon sale or disposition, and the resulting gain or loss is reflected in earnings.

Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Intangible Assets as of October 1, 2001. This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company measures impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its current business model or another valuation technique. Prior to fiscal 2002, goodwill was amortized over periods not exceeding 40 years. Other definite lived intangibles are amortized on a straight-line basis over periods not exceeding 20 years.

Impairment of Long-Lived Assets
The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

such assets exceeds the future undiscounted cash flows attributable to such assets. During fiscal 2003, 2002 and 2001, the Company recognized impairment losses of $1,117, $700 and $500 respectively, on assets to be held and used. The impairment losses related primarily to leasehold improvements and furniture and fixtures for U.S. retail operations and were included in the Consolidated Statements of Income under the caption "selling, general and administrative" expenses.

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148. The adoption of SFAS No. 148 did not have a material impact on the Company's consolidated financial position or results of operations.

The Company has elected to continue to measure compensation for stock options issued to its employees and outside directors pursuant to APB No. 25 under the intrinsic value method. All stock options are granted with an exercise price at or above fair market value at date of grant. Accordingly, no compensation expense has been recognized in connection with the issuance of stock options. Had compensation cost been determined based upon the fair value of the stock options at grant date, consistent with the method under SFAS No. 123, the Company's net income and earnings per share for fiscal 2001 would have been reduced to the following pro forma amounts indicated. There were no grants during fiscal 2003 or 2002. Therefore, the pro forma and actual net income and related EPS are the same as amounts reported.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------


                                              2003        2002        2001

Net income, as reported                      $81,585     $95,791     $41,925
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based method for all awards,
 net of related tax effects                        -           -      (1,891)
                                             -------     -------     -------
Pro forma net income                         $81,585     $95,791     $40,034
                                             =======     =======     =======
Basic earnings per share
Basic - as reported                          $  1.23     $  1.45     $  0.64
                                             -------     -------     -------
Basic - pro forma                            $  1.23     $  1.45     $  0.61
                                             -------     -------     -------
Diluted earnings per share
Diluted - as reported                        $  1.19     $  1.41     $  0.62
                                             -------     -------     -------
Diluted - pro forma                          $  1.19     $  1.41     $  0.60
                                             -------     -------     -------

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001: (a) expected life of option of 6.7 years; (b) dividend yield of zero percent; (c) expected volatility of 70 percent; and (d) risk-free interest rate of 5 percent.

Foreign Currency
The financial statements of international subsidiaries are translated into U.S. Dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders' equity. During fiscal 2003, 2002 and 2001, the Company recognized foreign currency transaction gains (losses) of $334, $(1,556) and $(482), respectively.

Comprehensive Income
In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company is required to display comprehensive income and its components as part of its complete set of financial statements. Comprehensive income represents the change in stockholders' equity resulting from transactions other than stockholder investments and distributions. Other comprehensive income includes certain changes in equity that are excluded from the Company's net income, specifically, the unrealized gains and losses on foreign currency translation adjustments.

Income Taxes
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined that such assets will more likely than not go unused. If it becomes more likely than

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

not that a tax asset or loss carryforward will be used, the related valuation allowance on such assets would be reversed. If actual future taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Shipping and Handling Costs
The Company incurs shipping and handling costs in all divisions of its operations. These costs are included in selling, general and administrative costs and are $32,860, $23,985 and $19,799 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

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

New Accounting Developments
In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS No. 150 since May 31, 2003, nor does it currently hold any financial instruments within its scope.

In May 2003, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 01-8, Determining Whether an Arrangement is a Lease, which provides guidance on identifying leases that may be embedded in contracts or other arrangements that sell or purchase products or services. The evaluation of whether an arrangement contains a lease within the scope of SFAS No. 13, Accounting for Leases, should be based on an evaluation of whether the arrangement conveys the right to use and control specific property or equipment. The consensus requires sellers to report revenues from the leasing component of these arrangements as leasing or rental income rather than revenues from product sales or services, and requires purchasers to report the costs from these arrangements as costs under capital leases. This could affect the timing and amount of recognition of revenues and expenses and the classification of assets and liabilities on

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

the balance sheet, and it could require additional footnote disclosure of lease terms and future minimum lease commitments. This consensus is effective for contracts entered into or significantly modified after July 1, 2003. The Company does not have relationships with customers that meet the EITF 01-8 definition of a lease arrangement. As such, the adoption of this issue did not impact the Company's consolidated financial position, results of operations, or disclosure requirements.

In January 2003, the FASB issued Interpretation No. 46, ("FIN") Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin ("ARB") No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first reporting period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes that the provisions of FIN 46 will not have any impact on the Company's consolidated financial position or results of operations.

In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The recognition and measurement provisions of FIN 45 are effective for all guarantees entered into or modified after December 31, 2002. The Company does not enter into such transactions. Therefore the adoption of this standard did not impact its consolidated financial position, results of operations, or disclosure requirements.

In November 2002, the EITF issued EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material effect on its consolidated financial position or results of operations.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

2.   Acquisitions

Fiscal 2003 Acquisitions

Rexall
On July 25, 2003, NBTY acquired all of the issued and outstanding capital stock of Rexall Sundown, Inc. ("Rexall") for $250,000 in cash (subject to adjustment based upon finalization of working capital balances at date of closing) from Numico USA, Inc., an indirect subsidiary of Royal Numico N.V., through the acquisition of certain partnership and limited liability company interests. The acquisition was financed by a new senior credit facility (see Note 8). The Company also incurred approximately $6,000 of direct transaction costs as well as approximately $5,000 in insurance and other indirect costs for a total purchase price of approximately $261,000. Additionally, finance related costs of approximately $7,500 were paid to secure the financing for this acquisition which will be amortized until its maturity, which approximates six years.

The Company has retained essential Rexall employees consisting of product development, sales and service personnel. The transaction will complement NBTY's existing wholesale products and provide NBTY with an enhanced sales infrastructure and additional manufacturing capacity. Rexall's portfolio of nutritional supplement brands includes Rexall(R), Sundown(R), Osteo Bi-Flex(R), Carb Solutions(R), MET-Rx(R) and WORLDWIDE Sport Nutrition(R). This acquisition contributed $72,815 in sales and an operating profit of $7,796 to NBTY's wholesale segment for the fiscal year 2003.

The Company accounted for the acquisition under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values was recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed were based on estimates and assumptions provided by management, and other information compiled by management, including a valuation, prepared by an independent valuation specialist that utilized established valuation techniques appropriate for the industry. Upon completion of the valuation of the fair value of the net assets acquired (which the Company expects to finalize by the end of fiscal 2004), actual results may differ from those presented herein. The total goodwill recognized in connection with this acquisition was $34,037, all of which relates to the wholesale segment. None of this goodwill is expected to be deductible for tax purposes.

Although management believes that the preliminary fair values and allocation of the estimated purchase price are reasonable, final valuations and appraisals may differ significantly from the amounts reflected in the unaudited pro forma condensed consolidated financial information.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

The preliminary purchase price allocation is as follows:

Assets acquired
Cash                                $    906
Accounts receivable, net              41,821
Inventories                           71,781
Other current assets                   3,220
Property, plant and equipment         76,115
Deferred tax assets                   32,501
Other assets                           2,638
Goodwill                              34,037
Intangibles                           94,500
                                    --------
      Total assets acquired          357,519
                                    --------
Liabilities assumed
Accounts payable                      18,358
Accrued liabilities                   47,890
Deferred tax liabilities              24,679
Other liabilities                      5,400
                                    --------
      Total liabilities assumed       96,327
                                    --------
Net assets acquired                 $261,192
                                    ========

The estimated fair value of property, plant and equipment is as follows:


                                               Fair       Useful Life
                                               Value        (Years)

Land                                          $10,137
Buildings                                      32,620         39
Machinery and equipment                        22,232       3 - 10
Leasehold improvements                          1,765         5
Furniture and fixtures                          3,510       3 - 15
Computer equipment                              5,851         3
                                              -------
      Total property, plant and equipment     $76,115
                                              =======

The estimated fair value of identifiable intangible assets acquired is as follows:


                                               Fair       Useful Life
                                               Value        (Years)

Brands                                        $78,000         20
Private label relationships                    11,500         20
Small tablet patent                             5,000         19
                                              -------
      Total intangible assets                 $94,500
                                              =======

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

The acquisition gave rise to the consolidation and elimination of certain Rexall personnel positions and the Company provided certain balance sheet adjustments for the same in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. At the closing of the acquisition, the Company anticipated headcount reductions across all areas of Rexall and, as such, included an estimated accrual for workforce reductions of approximately $12,000 comprised of severance, employee benefits and outplacement support.

The Company's statements of income include Rexall's results from the acquisition date. The following unaudited condensed pro forma information presents a summary of consolidated results of operations of the Company and Rexall as if the acquisition had occurred at the beginning of fiscal 2002, with pro forma adjustments to give effect to the amortization of definite lived intangibles, adjustments in depreciation, interest expense on acquisition debt, elimination of impairment charges on intangibles recorded by Rexall, as well as the elimination of the cumulative effect of accounting change resulting from the adoption of SFAS No. 142, elimination of trademark fees, and certain other adjustments, together with related income tax effects. The pro forma information does not give effect to anticipated intercompany product sales, or any incremental direct costs or adjustments for liabilities resulting from integration plans that may be recorded in connection with the acquisition, or potential cost savings, which may result from the consolidation of certain operations of NBTY and Rexall.

The unaudited pro forma condensed consolidated financial information is based on estimates and assumptions and includes intercompany charges paid to Rexall's former parent company, Royal Numico N.V. These estimates and assumptions have been made solely for purposes of developing this pro forma information, which is presented for illustrative purposes only and is not necessarily indicative of the consolidated financial position or results of operations of future periods or the results that actually would have been realized had the entities been a single entity during these periods. The unaudited pro forma condensed consolidated financial information does not reflect future events that may occur after the acquisition has been completed.

The unaudited pro forma condensed consolidated statement of operations data for the fiscal year ended September 30, 2003 has been derived by combining the audited historical consolidated statement of operations of NBTY for the year ended September 30, 2003 with the unaudited historical consolidated statement of operations of Rexall (a subsidiary of the Dutch company, Royal Numico N.V.) for the period October 1, 2002 through July 24, 2003. The unaudited pro forma condensed consolidated statement of operations data for the year ended September 30, 2002 has been derived by combining the audited historical consolidated statement of operations of NBTY for the year ended September 30, 2002 with the audited historical consolidated statement of operations of Rexall for the year ended December 31, 2002.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------


                                               Fiscal year ended     Fiscal year ended
                                                 September 30,         September 30,
                                                     2003                  2002
                                                   Pro Forma             Pro Forma
                                                 Consolidated          Consolidated

Net sales                                         $1,534,154            $1,414,494
                                                  ----------            ----------
Net income before the cumulative effect of
 accounting change                                $   32,528            $   73,328
                                                  ==========            ==========
Net income                                        $   32,528            $   73,328
                                                  ==========            ==========
Net income per share before the
 cumulative effect of accounting change
Basic                                             $     0.49            $     1.11
Diluted                                           $     0.47            $     1.08
Net income per share
Basic                                             $     0.49            $     1.11
Diluted                                           $     0.47            $     1.08
Weighted average common shares outstanding
Basic                                                 66,452                65,952
Diluted                                               68,538                67,829

Included in Rexall's loss from operations for the fiscal years 2003 and 2002 were non-recurring pre-tax expenses of $51,027 ($36,178 after-tax or $0.53 per diluted share) and $37,872 ($26,170 after-tax or $0.39 per diluted share), respectively. These expenses relate to charges incurred for inter-company expenses for such items as product mark-ups, litigation settlements, management stock purchase plan expenses and discontinued product charges related to ephedra. Excluding these non-recurring expenses, pro forma condensed consolidated net income for the fiscal years ended September 30, 2003 and 2002 would have been $68,706 (or $1.00 diluted earnings per share) and $99,498 (or $1.47 diluted earnings per share), respectively.

De Tuinen
On May 20, 2003, the Company acquired the De Tuinen chain of retail stores from Royal Ahold N.V. The De Tuinen chain operates 41 company owned stores and 24 franchised stores located throughout the Netherlands. This operation had total revenue of approximately 30,000 Euro ($30,200 U.S. Dollars) during 2002 and has been a wholly owned subsidiary of the Ahold group of companies since 1991. The purchase price for this business was approximately $14,551 in cash. Assets acquired and liabilities assumed include cash ($622), accounts receivable ($1,629), inventories ($3,103), property, plant and equipment ($4,991) and current liabilities ($1,513). The excess cost of investment over the net book value amounted to $5,719 and is classified as goodwill. None of this goodwill is expected to be deductible for tax purposes. This acquisition contributed $13,245 in sales and an insignificant operating loss for the fiscal year 2003.

Health & Diet Group ("GNC (UK)") and FSC Wholesale ("FSC")
On March 10, 2003, the Company acquired Health & Diet Group Ltd. and the FSC wholesale business from Royal Numico N.V. At the time of the acquisition, Health & Diet Group owned and operated 49 GNC stores in the U.K. FSC is a Manchester, U.K.-based wholesale operation

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

whose products are sold to health food stores and pharmacies. The FSC branded products include comprehensive ranges of multivitamins, single vitamins and minerals, herbal formulas, and tinctures. These consolidated operations had total sales of approximately $57,000 during 2002. The purchase price for these businesses was approximately $16,759 in cash. Assets acquired and liabilities assumed include cash ($1,298), accounts receivable ($3,691), inventories ($8,081), property, plant and equipment ($4,121), and current liabilities ($21,639). The excess cost of investment over the net book value amounted to $21,207 and is classified as goodwill. None of this goodwill is expected to be deductible for tax purposes. This transaction stipulates adjustments to the purchase price for agreed upon working capital requirements and inventory valuation procedures to be performed. The Company is still in the process of finalizing its purchase price allocation and therefore the assets and liabilities allocated above are subject to change. Upon completion of the valuation of the fair value of the net assets acquired which the Company expects to finalize by the end of fiscal 2004, actual results may differ from those presented herein. This acquisition contributed $27,468 in sales and an insignificant operating loss for the fiscal year 2003.

Pro forma financial information related to De Tuinen, GNC (UK) and FSC are not provided as their operations were not significant individually or in the aggregate to NBTY as a whole. Such acquisitions were funded with internally generated cash.

Fiscal 2002 Acquisitions

Healthcentral.com
On December 6, 2001, the Company acquired out of bankruptcy certain assets of HealthCentral.com for approximately $2,800 in cash. The assets include the customer list of the mail order operation, L&H Vitamins, and the customer list and URLs of Vitamins.com and WebRx.com. Assets acquired were classified as intangibles, specifically as a customer list ($2,800) which is being amortized over 15 years. These operations had sales for the 12 month period ended November 2001 of approximately $15,000 and a combined customer list of approximately 1,800 names, which has been merged into the existing customer base of the Puritan's Pride/Direct Response business.

Knox NutraJoint(R)
On December 13, 2001, the Company acquired certain assets of the Knox NutraJoint(R) and Knox for Nails nutritional supplement business from Kraft Foods North America, Inc. for approximately $4,456 in cash. Assets acquired include inventory ($2,456) and intangibles ($2,000). Approximately $1,800 of the $2,000 has been classified as a trademark with an indefinite life. Kraft's revenues for these brands were approximately $15,000 in 2001. NBTY has licensed the Knox trademark at no charge to Kraft Foods North America, Inc. for use in the Knox gelatine business, which was not part of the acquisition.

All 2002 acquisitions were funded with internally generated cash.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

Fiscal 2001 Acquisitions

Global Group
On May 25, 2001, the Company acquired certain assets and liabilities of the business of Global Health Sciences, Inc. and certain of its affiliated companies ("Global Group"). NBTY was the successful bidder in an auction ordered by a bankruptcy court in California. The purchase price was approximately $40,000 in cash, less adjustments. The Global Group is located in Anaheim, California and is a leading manufacturer of nutritional powders used for meal replacements, weight control and protein powders formulated to improve physical performance. Global Group also produces formulations for herbal, vitamin and mineral tablets.

Assets acquired and liabilities assumed include cash ($1,427), accounts receivable ($8,569), inventory ($7,894), other current assets ($1,663), property, plant and equipment ($14,000) and current liabilities ($241). Global Group had sales of $171,000 for the 12-month period ended April 2001. The excess cost of investment over the net book value of Global Group at the date of acquisition amounted to $6,923, of which $6,681 was classified by the Company as other long-term assets in 2001. In fiscal 2003 and 2002, the Company received $4,600 and $1,850, respectively, from an escrow account relating to this acquisition. The remaining excess has been classified as goodwill.

NatureSmart
On May 15, 2001, the Company acquired certain assets and liabilities of WFM NatureSmart, LLC from Whole Foods Market, Inc. for approximately $29,000 in cash. NatureSmart, through its four divisions, manufactures and markets nutritional supplements, including vitamins, minerals, herbs and personal care products through mail order operations having approximately 350 active customers. It also manufactures private label vitamins for mass market, specialty retailers and healthcare professionals.

Assets acquired and liabilities assumed include accounts receivable ($607), inventory ($10,882), other current assets ($618), property, plant and equipment ($3,462), intangibles ($1,893), and current liabilities ($4,487). The excess cost of investment over the net book value of NatureSmart at the date of acquisition resulted in an increase in goodwill of $16,395. NatureSmart's annual sales for the year ended September 24, 2000 were approximately $59,000.

Both 2001 transactions were funded by borrowings under the Company's then existing Credit and Guarantee Agreement ("CGA").

These two acquisitions contributed $29,000 of sales and an insignificant operating profit for the Company's 2001 fiscal year.

3.    Investments in Bonds

In 2002, the Company purchased $8,242 high yield, less-than-investment-grade corporate debt securities. The Company did not intend to sell the shares in the near term and therefore classified them as available-for-sale securities. The investment was reported at fair value, with unrealized losses reported in accumulated other comprehensive income in stockholders' equity. The Company reviews marketable securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, and the financial

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

condition and near-term prospects for the issuer. Based on this review, the Company determined that the decline in fair value was other-than-temporary. On September 4, 2003, the bond issuer declared bankruptcy. During the fiscal year ended September 30, 2003 other-than-temporary impairment writedowns charged against income were $4,084 and have been included in "Other income (expense)" in the Consolidated Statements of Income.

The cost and estimated fair value for these available-for-sale investments in debt securities at September 30, 2003 by contractual maturity was $8,242 and $4,158, respectively, due beyond one year and within five years.

4.    Inventories

The components of inventories are as follows:


                             2003         2002

Raw materials              $118,371     $ 77,051
Work-in-process               9,555        8,527
Finished goods              186,165      118,824
                           --------     --------
                           $314,091     $204,402
                           ========     ========

5.    Property, Plant and Equipment

Property, plant and equipment is as follows:


                                                                              Depreciation
                                                                                  and
                                                                              Amortization
                                                    2003         2002        Period (Years)

Land                                               $ 21,129     $ 10,781
Buildings and leasehold improvements                180,521       94,360         5 - 40
Machinery and equipment                             121,556       95,961         3 - 10
Furniture and fixtures                              103,287      142,026         3 - 15
Transportation equipment                              9,579        5,411           4
Computer equipment                                   58,944       43,494         3 - 5
                                                   --------     --------
                                                    495,016      392,033
Less accumulated depreciation and amortization      196,672      175,788
                                                   --------     --------
                                                   $298,344     $216,245
                                                   ========     ========

Depreciation and amortization of property, plant and equipment for the fiscal years ended September 30, 2003, 2002 and 2001 was approximately $41,406, $37,863 and $34,866, respectively.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

Property, plant and equipment includes approximately $6,010 for assets recorded under capital leases at September 30, 2003 and 2002. Accumulated amortization of these capital leases at September 30, 2003 and 2002 was approximately $4,273 and $3,541, respectively.

6.    Goodwill and Intangible Assets

The carrying amount of acquired intangible assets is as follows:


                                               2003                        2002
                                     ------------------------    ------------------------
                                      Gross                      Gross
                                     carrying     Accumulated    carrying     Accumulated     Amortization
                                      amount     amortization    amount      amortization    period (years)

Definite lived intangible assets
Brands                               $ 78,000      $   650        $     -      $     -             20
Customer lists                         61,368       19,843         64,283       18,668           6 - 15
Customer relations                     11,500           96              -            -             20
Trademark and licenses                  2,414        2,399          2,429        2,188            2 - 3
Patents                                 5,000           44              -            -             19
Covenants not to compete                2,605        2,186          2,605        1,848            3 - 5
                                     --------     --------        -------      -------
                                      160,887       25,218         69,317       22,704
Indefinite lived intangible asset
Trademark                               1,800            -          1,800            -
                                     --------     --------        -------      -------
      Total intangible assets        $162,687      $25,218        $71,117      $22,704
                                     ========      =======        =======      =======

The changes in the carrying amount of goodwill by segment for the fiscal year ended September 30, 2003 are as follows:


                                              Retail:
                                               United     Retail:    Direct Response/
                                 Wholesale     States     Europe     Puritan's Pride     Consolidated

Balance at September 30, 2002     $ 4,892      $7,588    $117,322        $15,197           $144,999
Acquisitions during period         34,037           -      26,926                            60,963
Foreign currency translation            -           -       7,400                             7,400
                                  -------      ------    --------        -------           --------
Balance at September 30, 2003     $38,929      $7,588    $151,648        $15,197           $213,362
                                  =======      ======    ========        =======           ========

The Company currently has unamortized goodwill remaining from the acquisition of Holland & Barrett ($119,061), Rexall ($34,037), GNC (UK) ($22,019), NatureSmart ($15,164), Nutrition Warehouse ($7,510), De Tuinen ($5,852), Nature's Way ($4,748), Feeling Fine ($3,069), Global Group ($1,640), and other ($262), and the Company currently owns one trademark, Knox ($1,800), all of which are subject to the provisions of SFAS No. 142. The Company did not record any transition intangible asset impairment loss upon adoption of SFAS No. 142. The changes in the carrying amount of goodwill for the year ended September 30, 2003 primarily related to acquisitions.

Aggregate amortization expense of definite lived intangible assets included in the Consolidated Statements of Income under the caption "selling, general and administrative" expenses in fiscal 2003, 2002 and 2001 was approximately $5,478, $4,329 and $3,862, respectively.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

Estimated amortization expense for the next five fiscal years is as follows:


For the fiscal year ending September 30,
2004                                        $7,188
2005                                        $6,979
2006                                        $7,220
2007                                        $8,488
2008                                        $8,443

As required by SFAS No. 142, the results of prior fiscal years have not been restated. A reconciliation of net income, as if SFAS No. 142 had been adopted, is presented below for the fiscal years ended September 30, 2003, 2002 and 2001, exclusive of amortization expense related to goodwill that is not being amortized:


                                    2003       2002       2001

Reported net income                $81,585    $95,791     $41,925
Addback:  goodwill amortization          -          -       6,082
                                   -------    -------     -------
Adjusted net income                $81,585    $95,791     $48,007
                                   =======    =======     =======

Basic earnings per share
Reported net income                $  1.23    $  1.45     $  0.64
Addback:  goodwill amortization          -          -        0.09
                                   -------    -------     -------

Adjusted net income                $  1.23    $  1.45     $  0.73
                                   =======    =======     =======

Diluted earnings per share
Reported net income                $  1.19    $  1.41     $  0.62
                                   -------    -------     -------

Addback:  goodwill amortization          -          -        0.09
Adjusted net income                $  1.19    $  1.41    $   0.71
                                   =======    =======    ========

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

7.    Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows:


                               2003        2002

Payroll and related taxes    $ 19,869    $11,117
Accrued purchases              17,644     12,770
Rent                           13,912      3,272
Customer deposits              12,951      5,854
Severance                      12,049          -
Litigation                     10,207          -
Income taxes payable            8,257      7,525
Co-op/coupons                   6,275        949
Accrued interest                  644        970
Other                          22,822     11,720
                             --------    -------
                             $124,630    $54,177
                             ========    =======

8.    Long-Term Debt


                                                                    2003        2002

Senior debt
8-5/8% Senior subordinated notes due 2007, net of unamortized
 discount of $500 in 2003 and $624 in 2002 (a)                    $149,500    $149,376
Note payable due in monthly payments of $2, including interest
 at 4%, maturing May 2009                                              121         142
Mortgages
First mortgage payable in monthly principal and interest
 (9.73%) installments of $25, maturing November 2009                 1,395       1,555
First mortgage payable in monthly principal and interest
 (7.375%) installments of $55, maturing May 2011                     3,870       4,232
First mortgage payable in monthly principal and interest
 (9.0%) installments of $3                                               -         183
Credit and Guarantee Agreement (b)
Term loan B payable in quarterly principal and interest
 installments of $2,738, maturing July 2009                        224,438           -
Term loan A payable in quarterly principal and interest
 installments of $2,950, maturing July 2008                         47,500           -
Credit and Guarantee Agreement
 (refinanced July 25, 2003) (c)
Term loan payable in quarterly principal and interest
 installments of $5,563                                                  -      31,188
                                                                  --------    --------
                                                                   426,824     186,676
Less current portion                                                12,837      22,806
                                                                  --------    --------
                                                                  $413,987    $163,870
                                                                  ========    ========



NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

(a) The 8-5/8 percent Senior Subordinated Notes (the "Notes") are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company. The Notes provide for the payment of interest semi-annually at the rate of 8-5/8 percent per annum.

(b) In connection with the Rexall acquisition, the Company entered into a new Credit and Guarantee Agreement ("CGA") comprised of $375,000 Senior Secured Credit Facilities. The CGA consists of a $100,000 Revolving Credit Facility, a $50,000 Term Loan A and a $225,000 Term Loan B. The Company utilized term loans aggregating $275,000 to finance the purchase price. At September 30, 2003, the borrowings under the Term Loan A and Term Loan B were $47,500 and $224,438, respectively. At September 30, 2003 there were no borrowings outstanding under the revolving credit facility. The Company is required to make quarterly principal installments under Term Loan A and Term Loan B of approximately $2,500 and $563, respectively, at the end of each quarter beginning on September 30, 2003. The Term Loan B also requires the last four quarterly principal installments to be balloon payments of approximately $53,435 beginning September 30, 2008. The term loans annual borrowing rates vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. At September 30, 2003 the annual borrowing rates for Term Loan A and Term Loan B were
      3.375 and 3.625 percent, respectively. The current portion of Term Loan A and Term Loan B at September 30, 2003 was $10,000 and $2,250, respectively. The revolving credit facility and term loans are scheduled to mature on the earlier of (i) fifth anniversary of the closing date for the Revolving Credit Facility and Term Loan A, and the sixth anniversary date for Term Loan B; or (ii) March 15, 2007 if the Company's 8-5/8% senior subordinated Notes due September 15, 2007 are still outstanding. The proceeds were used to fund the Rexall acquisition, to refinance the existing CGA ($14,500), and to pay fees, commissions, and expenses associated therewith. Following the closing date, the proceeds of loans borrowed under the new Revolving Facility shall be used for general corporate purposes. Virtually all of the company's assets are pledged as collateral under the new CGA and are subject to normal banking terms and conditions and the maintenance of various financial ratios and covenants.

(c) At September 30, 2002, the prior credit agreement was comprised of two term loans and a revolving credit facility. Borrowings outstanding under that credit agreement were $31,188 and had an annual borrowing rate of 4.422 percent payable in quarterly installments of $5,563. The current portion of this credit agreement at September 30, 2002 was $22,250. The Company refinanced this credit agreement during the third quarter 2003. See (b) above.

The Company's credit arrangements, generally the indenture governing the Notes and the new CGA, impose certain restrictions on the Company regarding capital expenditures and limit the Company's ability to do any of the following: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions are subject to certain limitations and exclusions.

In addition, a default under certain covenants in the Indenture and the CGA, respectively, could result in the acceleration of the Company's payment obligations under the CGA and the

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

Indenture, as the case may be, and, under certain circumstances, in cross-defaults under other debt obligations. These defaults may have a negative effect on the Company's liquidity.

Required principal payments of long-term debt are as follows:


Fiscal year ending September 30,
2004                                $ 12,837
2005                                  12,885
2006                                  12,938
2007                                 162,495
2008                                  63,432
Thereafter                           162,237
                                    --------
                                    $426,824
                                    ========

The fair value of the Company's long-term debt at September 30, 2003 and 2002, based upon current market rates, approximates the amounts disclosed above.

9.    Capital Lease Obligations

The Company enters into various capital leases for machinery and equipment, which provide the Company with bargain purchase options at the end of such lease terms. Future minimum payments under capital lease obligations as of September 30, 2003 are as follows:

Fiscal year ending September 30,
2004                                                                          $5
2005                                                                           2
                                                                            ----
                                                                               7
Less amount representing interest                                              1
                                                                            ----
Present value of minimum lease payments (including $4 due within one year)    $6
                                                                            ====

10.   Income Taxes

Income before income taxes consists of the following components:


                   2003        2002       2001

United States    $ 59,529    $ 74,216    $28,047
Foreign            55,468      64,491     39,836
                 --------    --------    -------
                 $114,997    $138,707    $67,883
                 ========    ========    =======

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

Provision for income taxes consists of the following:


                    2003        2002        2001

Federal
Current            $ 9,358     $26,835     $14,713
Deferred             5,864      (4,386)     (1,682)
State
Current              1,334       2,760       1,513
Deferred               170        (451)       (172)
Foreign
Current             17,493      19,150      11,767
Deferred              (807)       (992)       (181)
                   -------     -------     -------
Total provision    $33,412     $42,916     $25,958
                   =======     =======     =======

The following is a reconciliation of the income tax expense computed using the statutory Federal income tax rate to the actual income tax expense and its effective income tax rate.


                                                 2003                    2002                  2001
                                         --------------------    --------------------    -------------------
                                                     Percent                 Percent                Percent
                                                    of pretax               of pretax              of pretax
                                         Amount      income      Amount      income      Amount       income
                                         ------     ---------    ------     ---------    ------    ---------

Income tax expense at statutory rate    $40,249        35.0%    $48,548      35.0%     $23,759     35.0%
State income taxes, net of federal
 income tax benefit                       1,504        1.3%       1,501       1.1%       2,444      3.6%
Amortization of goodwill                      -                       -                  2,277      3.3%
Change in valuation allowance            (8,275)      (7.1%)     (4,700)     (3.4%)          -        -
Other, individually less than 5%            (66)      (0.1%)     (2,433)     (1.8%)     (2,522)    (3.7%)
                                        -------       ----      -------      ----      -------     ----
                                        $33,412       29.1%     $42,916      30.9%     $25,958     38.2%
                                        =======       ====      =======      ====      =======     ====

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

The components of deferred tax assets and liabilities are as follows as of September 30:


                                                            2003         2002

Deferred tax assets
Inventory reserves                                        $  8,684     $  1,935
Accrued expenses and reserves not currently deductible      33,957        5,335
Tax credits                                                  9,876       18,827
Valuation allowance                                         (5,452)     (13,727)
                                                          --------     --------
      Total deferred income tax assets, net of
      valuation allowance                                   47,065       12,370
                                                          --------     --------

Deferred tax liabilities
Property, plant and equipment                              (17,079)     (17,731)
Intangibles                                                (26,552)        (361)
Undistributed foreign earnings                              (6,340)           -
Other                                                         (286)           -
                                                          --------     --------
      Total deferred income tax liabilities                (50,257)     (18,092)
                                                          --------     --------
Total net deferred income tax liabilities                   (3,192)      (5,722)
Less current deferred income tax assets                    (37,021)     (11,206)
                                                          --------     --------
Long-term deferred income taxes                           $(40,213)    $(16,928)
                                                          ========     ========

Deferred tax assets have been recognized to the extent that it is more likely than not that they will be realized. For the year ended September 30, 2003, the Company has foreign tax credit and NYS Investment tax credit carryforwards of $4,424 and $5,452, respectively. During 2003, the Company determined that sufficient evidence existed to allow for a release of $8,275 of valuation allowance with regards to the foreign tax credit carryforwards. A valuation allowance of $5,452 is still maintained against the NYS investment tax credits that will begin to expire in 2013. The amount of deferred tax assets considered realizable could be adjusted in the future as the Company continues to monitor the future realization of such deferred tax assets in addition to identifying additional tax planning strategies. The change in the valuation allowance for the fiscal years ended September 30, 2003 and 2002 is as follows:


                                                     2003         2002

Balance at October 1                               $(13,727)    $(18,427)
Utilization of foreign tax credit carryforwards       8,275        4,700
                                                   --------     --------
Balance at September 30                            $ (5,452)    $(13,727)
                                                   ========     ========

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

11.   Commitments

Operating Leases
The Company conducts retail operations under operating leases, which expire at various dates through 2027. Some of the leases contain renewal options and provide for contingent rent based upon sales plus certain tax and maintenance costs.

Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year at September 30, 2003 are as follows:

Fiscal year ending September 30,
2004                                   $ 68,409
2005                                     62,638
2006                                     57,080
2007                                     52,029
2008                                     46,160
Thereafter                              159,472
                                       --------
                                       $445,788
                                       ========

Operating lease rental expense (including real estate taxes and maintenance costs) and leases on a month to month basis were approximately $83,559, $68,104 and $62,355 during fiscal 2003, 2002 and 2001, respectively.

Purchase Commitments
The Company was committed to make future purchases under various purchase arrangements with fixed price provisions aggregating approximately $22,287 at September 30, 2003.

Capital Commitments
The Company had approximately $1,665 in open capital commitments at September 30, 2003, primarily related to manufacturing equipment as well as to computer hardware and software. Also, the Company has a $13,310 commitment for the construction of an automated warehouse over the next 18 months.

Employment and Consulting Agreements
The Company has employment agreements with two of its executive officers. The agreements, effective October 1, 2002, have a term of five years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and changes in control of the Company. The annual commitment for salaries to these two officers as of September 30, 2003 was approximately $1,170.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

The Company maintains a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, a director of the Company. The agreement requires Mr. Rudolph to provide consulting services to the Company through December 31, 2003, in exchange for a consulting fee of $450 per year, payable monthly. In addition, Mr. Rudolph receives certain fringe benefits accorded to other executives of the Company. The Company currently intends to renew this consulting agreement for a period of one year on substantially similar terms.

Five members of the Company's European senior executive staff have service contracts terminable by the Company upon twelve months notice. The annual aggregate commitment for such executive staff as of September 30, 2003 was approximately $1,080.

12.   Earnings Per Share

Basic earnings per share ("EPS") computations are calculated utilizing the weighted average number of common shares outstanding during the fiscal years. Diluted EPS include the weighted average number of common shares outstanding and the effect of common stock equivalents. The following is a reconciliation between basic and diluted EPS:


                                                          2003       2002       2001

Numerator
Numerator for basic and diluted EPS - income
 available to common stockholders                        $81,585    $95,791    $41,925
                                                         =======    =======    =======

Denominator
Denominator for basic EPS - weighted-average shares       66,452     65,952     65,774
Effect of dilutive securities
 Stock options                                             2,086      1,877      1,351
                                                         -------    -------    -------
Denominator for diluted EPS - weighted-average shares     68,538     67,829     67,125
                                                         =======    =======    =======
Net EPS
Basic EPS                                                $  1.23    $  1.45    $  0.64
                                                         =======    =======    =======

Diluted EPS                                              $  1.19    $  1.41    $  0.62
                                                         =======    =======    =======


13.   Stock Option Plans

During fiscal 1999, the Board of Directors (the "Board") approved the issuance of 3,000 options expiring at varying dates in 2008 and 2009 with exercise prices ranging from $4.75 to $6.19 per share. During fiscal 2000, the Board approved the issuance of 2,288 options expiring in 2010 with an exercise price of $5.88 per share. During fiscal 2001, the Board approved the issuance of 805 options expiring in 2011 with an exercise price of $5.47 per share. The exercise price of each of the aforementioned issuances was at or in excess of the market closing price at the date such options were granted. Since September 19, 2003, the Common Stock has traded on the New York Stock Exchange (the "NYSE"). Prior to that date, the Common Stock was included for quotation on the National Association of Securities Dealers National Market System ("NASDAQ/NMS"). Stock options granted under the plans generally become exercisable on

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

grant date and have a maximum term of ten years. The Company did not grant any stock options during fiscal 2003 or 2002.

During fiscal 2003, options for 198 shares of common stock were exercised, with an aggregate exercise price of $1,146. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $2,650. Accordingly, a tax benefit of approximately $928 was credited to capital in excess of par. Also during fiscal 2003, the Company received an additional compensation deduction of approximately $412 due to the early disposition of certain incentive stock options exercised by employees. Accordingly, a tax benefit of approximately $144 was credited to capital in excess of par.

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

A summary of stock option activity is as follows:


                                                     2003                     2002                     2001
                                             ---------------------    ---------------------    ---------------------
                                                          Weighted                 Weighted                 Weighted
                                                           average                  average                  average
                                              Number      exercise      Number     exercise     Number      exercise
                                             of shares     price      of shares     price      of shares     price

Outstanding at beginning of year             4,373         $5.77        4,853      $5.62         4,536       $5.71
Exercised                                     (198)        $5.79         (480)     $4.32          (458)      $5.67
Forfeited                                                                                          (30)      $5.13
Granted                                                                                            805       $5.47
Outstanding at end of year                   4,175         $5.77        4,373      $5.77         4,853       $5.62
Exercisable at end of year                   4,175         $5.77        4,373      $5.77         4,853       $5.62
Fair value of options granted during year                                                                    $3.80

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at September 30, 2003:


                            Options Outstanding                Options Exercisable
                   -------------------------------------     -----------------------
                                   Weighted
                                   Average      Weighted                    Weighted
                                   Remaining     Average                     Average
    Range of          Shares      Contractual   Exercise        Shares      Exercise
Exercise Prices    Outstanding       Life        Price       Exercisable     Price

 $4.75 - $6.19        4,175        6.2 years     $5.77          4,175        $5.77

14.   Employee Benefit Plans

The Company sponsors a 401(k) plan covering substantially all employees with more than six months of service. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from one percent to 50 percent of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Company contributions are two percent of the participant's gross earnings to an annual maximum contribution of $4 per participant. Employees become fully vested in employer contributions after three years of service.

The Company also sponsors an Employee Stock Ownership Plan and Trust (ESOP) which covers substantially all employees who are employed at calendar year end and have completed one year of service (providing they worked at least the minimum number of hours as required by the terms of the plan during such plan year). The ESOP is designed to comply with Section 4975(e)(7) and the regulations thereunder of the Internal Revenue Code of 1986, as amended
(Code) and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Contributions are made on a voluntary basis by the Company. There is no minimum contribution required in any one year. There are no contributions required or permitted to be made by an employee. All contributions are allocated to participant accounts as defined. Employees become vested in their respective accounts after five years of service, provided the ESOP is not considered top-heavy. If the ESOP is considered top-heavy, employees will become vested after three years of service.

The accompanying financial statements reflect contributions to these plans in the approximate amount of $3,111, $1,429 and $1,480 during fiscal 2003, 2002 and 2001, respectively.

Certain international subsidiaries of the Company (mainly in the U.K.) have company sponsored defined contribution plans to comply with local statutes and practices. The accompanying financial statements reflect contributions to these plans by such subsidiaries in the approximate amount of $464, $461 and $462 during fiscal 2003, 2002 and 2001, respectively.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

15.   Discontinued Product Charge

Effective March 15, 2003, the Company voluntarily discontinued sales of products that contain ephedra. Income from operations for the fiscal year ended September 30, 2003 includes a charge of approximately $4,500 ($3,191 or $0.05 diluted earnings per share, after tax) associated with such discontinued product sales. The Company's belief that its ephedra products were safe when used as directed has been supported by credible scientific evidence. However, in light of adverse publicity surrounding ephedra and the current environment in the U.S., the Company believed it was in its best interest to voluntarily cease selling ephedra products, which represented an insignificant portion of the Company's overall business.

16.   Litigation Recovery of Raw Material Costs

The Company was a plaintiff in a vitamin antitrust litigation matter brought in the United States District Court in the District of Columbia against F. Hoffmann-La Roche Ltd. and others for alleged price fixing. Settlements with certain defendants were made, and the Company received $21,354 ($14,756 or $0.22 diluted earnings per share, after tax) in settlement of price fixing litigation during fiscal 2002.

17.   Litigation

Pseudoephedrine Products
On April 14, 2003, a complaint was filed by the United States of America against the Company arising from certain pseudoephedrine sales by the Company from November 2000 through December 2002. The complaint, filed in U.S. District Court for the Eastern District of New York, alleges technical recordkeeping and reporting violations of the Controlled Substances Act, 21 U.S.C. Sections 801-904, and Controlled Substances Import and Export Act, 21 U.S.C. Sections 951-971, in a small fraction of the Company's sales of over-the-counter antihistamine and decongestant products containing pseudoephedrine. Total sales of such products generated approximately $160, or only 0.0002 percent, of the Company's total sales for the fiscal years ended September 30, 2002 and 2001, respectively. The Company has cooperated in all respects with the Drug Enforcement Administration in its investigation of sales identified in the complaint. Accordingly, the Company believes that there is no valid basis nor precedent for the penalties sought (which consist of monetary fines), and has launched a vigorous defense. However, because this action is in its early stages, no determination can be made at this time as to the final outcome of this action, nor can its materiality be accurately ascertained.

Prohormone Products
On July 25, 2002, a putative consumer class action was filed in New York state court against several manufacturers and retailers of so-called prohormone supplements naming Vitamin World as a defendant. Prohormones are substances such as androstenedione that plaintiffs allege are hormone precursors ingested to promote muscle growth. Plaintiffs allege that the advertising and labeling of certain prohormone supplements overstate their efficacy and do not fully disclose their risks, and seek class certification and injunctive and monetary relief. The action was severed into separate class actions against each of the defendants. On December 6, 2002, an amended class action complaint was filed against Vitamin World that purported to elaborate on the claims initially alleged. The court has not yet certified a class and the matter is currently in discovery. The Company believes that this action is without merit and intends to vigorously defend against

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

the claims asserted. However, because this action is in its early stages, no determination can be made at this time as to the final outcome of this action, nor can its materiality be accurately ascertained.

In addition to the foregoing prohormone case in which the Company is a defendant, there are two other cases filed in 2002 naming MET-Rx as a defendant. On July 25, 2002, one putative consumer class action was filed in California state court and one putative consumer class action was filed in Florida state court. Plaintiffs in each of these cases allege that the advertising and labeling of certain prohormone supplements overstate their efficacy and do not fully disclose their risks, and seek class certification, injunctive and monetary relief. In the Florida action, plaintiffs allege in the alternative that if the prohormone products were effective as advertised, they were anabolic steroids, controlled substances under Florida law. On this alternative theory, plaintiffs seek treble damages under the Florida Civil RICO statute. The cases are currently in the discovery phase. The Company believes that these actions are without merit and intends to vigorously defend against the claims asserted. However, because these actions are in their early stages, no determination can be made at this time as to their final outcome, nor can their materiality be accurately ascertained.

Nutrition Bars
On August 28, 2001, the Company was also named as a defendant, along with other companies, in a putative class action commenced in an Alabama state court. Plaintiffs allege that NBTY manufactured and marketed misbranded nutrition bars which understated carbohydrate content. Plaintiffs seek class certification, injunctive, declaratory, and monetary relief. Class discovery is being taken, and no class has been certified. NBTY is vigorously opposing class certification on the basis that the plaintiffs were not damaged as alleged as a result of any action by NBTY.

On October 3, 2002, the Company was named as a defendant in a second putative class action commenced in the same Alabama state court as the above-identified litigation. Plaintiffs, in an attempt to pursue several retailers, including Vitamin World, and not manufacturers of nutrition bars, allege that NBTY marketed misbranded nutrition bars. In November 2002, NBTY filed a motion to dismiss or abate the lawsuit based on the principle that the court lacks subject-matter jurisdiction because the earlier-filed lawsuit, which seeks identical relief for the same purported class action against the manufacturers, preempts this second attempt to certify a class against NBTY.

In addition to the foregoing nutrition bar cases in which the Company is a defendant, there are six other cases filed in 2002 naming Rexall or a subsidiary of Rexall as a defendant, each making substantially the same allegations. NBTY acquired these cases with the purchase of Rexall. Three cases were brought in California state court, on August 8, 2002, June 21, 2002 and August 29, 2002, respectively. One case was brought in Florida state court on December 23, 2002, one case in Oklahoma state court on December 31, 2002 and one case in Arkansas state court on December 31, 2002. Plaintiffs allege misbranding of nutrition bars and violations of state unfair trade and practices statutes, unjust enrichment, misleading advertising, unfair competition and other similar causes of action. Plaintiffs seek disgorgement of profits, restitution, declaratory and injunctive relief. NBTY contends that the California action is not appropriate for class certification because the named plaintiffs are inadequate class representatives and not typical of persons who purchased the nutrition bars.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

The Company believes that all of the above described nutrition bar suits are without merit and intends to vigorously defend against the claims asserted. Based upon the information available at this time, the Company believes that its accrual is adequate for the exposure in the nutrition bar litigation. However, because these actions are in their early stages, no determination can be made at this time as to their final outcome, nor can their materiality or the adequacy of the accrual be accurately ascertained.

In addition to the foregoing, other claims, suits, complaints and regulatory inquiries (including product liability claims) arise in the ordinary course of the Company's business. The Company believes that such other claims, suits, complaints and inquiries would not have a material adverse effect on the Company's consolidated financial condition or results of operations, if adversely determined against the Company.

18.   Segment Information

The Company is organized by sales segments on a worldwide basis. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measures of performance are the sales and pretax operating income or loss (prior to corporate allocations) of each segment, as this is the key performance indicator reviewed by management. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Such unallocated expenses remain within corporate. Corporate also includes the manufacturing assets of the Company and, accordingly, items associated with these activities, such as the discontinued product charge and the litigation recovery of raw material costs, remain unallocated in the corporate segment. The Company's segment reporting disclosures for the prior periods presented have been reclassified to conform to the current year presentation. The European Retail operations does not include the impact of any intercompany transfer pricing. The accounting policies of all of the operating segments are the same as those described in the summary of significant accounting policies in Note 1.

The Company reports four worldwide segments: Wholesale; Retail: United States; Retail: Europe; and Direct Response/Puritan's Pride. All of the Company's products fall into one of these four segments. The Wholesale segment is comprised of several divisions each targeting specific market groups which include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers. The Retail: United States segment generates revenue through its 533 Company-operated stores of proprietary brand and third-party products. The Retail: Europe segment generates revenue through its 563 Company-operated stores and 26 franchise stores. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees. The Direct Response/Puritan's Pride segment generates revenue through the sale of its products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail or by phoning customer service representatives in New York, Illinois and the United Kingdom.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

The following table represents key financial information of the Company's business segments:


                                                   2003        2002         2001

Wholesale
Revenue                                          $416,627    $291,287     $196,832
Operating income                                   76,933      60,197       27,234
Depreciation and amortization                       2,184       1,155        1,434
Identifiable assets                               400,429      31,586       51,451
Capital expenditures                                  288       1,370        1,310

Retail
United States
  Revenue                                        $212,380    $198,602     $174,987
  Operating loss                                   (1,643)     (4,975)     (12,737)
  Depreciation and amortization                    12,733      13,235       13,820
  Identifiable assets                              62,577      73,278       79,401
  Capital expenditures                              3,335       4,633        9,118
  Locations open at end of year                       533         544          525

Europe
  Revenue                                        $363,597    $290,881     $262,876
  Operating income                                 83,345      79,420       59,654
  Depreciation and amortization                     9,872       8,295       12,564
  Identifiable assets                             330,028     225,471      220,662
  Capital expenditures                             13,009       3,773        7,829
  Locations open at end of year                       589         468          461

Direct Response/Puritan's Pride
Revenue                                          $199,944    $183,313     $172,203
Operating income                                   62,184      66,273       67,264
Depreciation and amortization                       5,779       5,347        4,991
Identifiable assets                                77,848      67,337       71,821
Capital expenditures                                1,050         925          407

Corporate
Corporate expenses                               $(85,278)   $(66,623)    $(54,322)
Discontinued product charge                        (4,500)          -            -
Litigation recovery of raw material costs               -      21,354            -
Depreciation and amortization - manufacturing      10,966       9,909        8,291
Depreciation and amortization - other               5,350       4,251        3,846
Corporate manufacturing identifiable assets       333,501     332,468      285,127
Capital expenditures - manufacturing                3,693       5,677        9,916
Capital expenditures - other                       16,135       5,111        8,617

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------


                                      2003          2002        2001

Consolidated totals
Revenue                            $1,192,548    $964,083    $806,898
Operating income                      131,041     155,646      87,093
Depreciation and amortization          46,884      42,192      44,946
Identifiable assets                 1,204,383     730,140     708,462
Capital expenditures                   37,510      21,489      37,197

Revenue by location of customer
United States                      $  788,645    $633,911    $530,361
United Kingdom/Holland/Ireland        369,476     290,881     262,876
Other foreign countries                34,427      39,291      13,661
                                   ----------    --------    --------
      Consolidated totals          $1,192,548    $964,083    $806,898
                                   ==========    ========    ========
Long-lived assets
United States                      $  447,715    $257,308    $267,690
United Kingdom/Holland/Ireland        201,460     152,349     147,254
                                   ----------    --------    --------
      Consolidated totals          $  649,175    $409,657    $414,944
                                   ==========    ========    ========

19.   Related Party Transactions

An entity owned by a relative of a director received sales commissions of $643, $585 and $501 in fiscal 2003, 2002 and 2001, respectively, and had trade receivable balances approximating $3,598 and $3,632 at September 30, 2003 and 2002, respectively.

An entity owned by a relative of a director performed landscaping and maintenance on the Company's properties and received compensation of $83, $93 and $128 in 2003, 2002 and 2001, respectively.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001
(in thousands, except per share amounts and number of locations)
---------------------------------------------------------------------------

20.   Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for fiscal 2003 and 2002:


                                                     Quarter ended
                                ------------------------------------------------------
                                December 31,    March 31,    June 30,    September 30,
                                    2002          2003         2003           2003

2003
Net sales                         $241,403       $277,824    $308,474      $364,847
Gross profit                       134,723        147,145     167,278       184,098
Income before income taxes          24,687         29,693      39,109        21,508
Net income                          16,624         19,611      29,468        15,882
Net income per diluted share      $    .24       $    .29    $    .43      $    .23(a)

2002
Net sales                         $215,090       $251,544    $251,987      $245,462
Gross profit                       114,180        138,555     140,080       137,657
Income before income taxes          18,153         41,581      49,286        29,687
Net income                          11,164         25,571      29,707        29,349
Net income per diluted share      $    .17       $    .38    $    .44      $    .43(a)

(a)   Amounts may not equal fiscal year totals due to rounding.

                                 SCHEDULE II

                         NBTY, INC. AND SUBSIDIARIES
                      Valuation and Qualifying Accounts
            For the years ended September 30, 2003, 2002 and 2001

(Dollars in thousands)


Column A                                       Column B              Column C            Column D      Column E
                                                                     Additions
                                               Balance at    Charged to    Charged to                  Balance at
                                               beginning     costs and     Other                       end of
Description                                    of period     expenses      Accounts      Deductions    period
-----------                                    ----------    ----------    ----------    ----------    ----------

Fiscal year ended September 30, 2003:
Allowance for doubtful accounts                  $ 4,194       $2,970                    $  (163)(a)     $ 7,001
Valuation allowance for deferred tax assets      $13,727                                 $(8,275)(b)     $ 5,452

Fiscal year ended September 30, 2002:
Allowance for doubtful accounts                  $ 3,222       $1,064                    $   (92)(a)     $ 4,194
Valuation allowance for deferred tax assets      $18,427                                 $(4,700)(b)     $13,727

Fiscal year ended September 30, 2001:
Allowance for doubtful accounts                  $ 1,227       $2,014                    $   (19)(a)     $ 3,222
Valuation allowance for deferred tax assets      $18,427                                                 $18,427

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

Dated: December 16, 2003

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                       Date
      ---------                       -----                       ----

/s/ Scott Rudolph         Chairman and                     December 16, 2003
----------------------    Chief Executive Officer
Scott Rudolph             (Principal Executive Officer)

/s/ Harvey Kamil          President and Chief              December 16, 2003
----------------------    Financial Officer
Harvey Kamil              (Principal Operating Officer,
                          Principal Financial and
                          Accounting Officer)

/s/ Arthur Rudolph        Director                         December 16, 2003
----------------------
Arthur Rudolph

/s/ Aram G. Garabedian    Director                         December 16, 2003
----------------------
Aram G. Garabedian

/s/ Bernard G. Owen       Director                         December 16, 2003
----------------------
Bernard G. Owen

      Signature                       Title                       Date
      ---------                       -----                       ----

/s/ Alfred Sacks          Director                         December 16, 2003
----------------------
Alfred Sacks

/s/ Murray Daly           Director                         December 16, 2003
----------------------
Murray Daly

/s/ Glenn Cohen           Director                         December 16, 2003
----------------------
Glenn Cohen

/s/ Nathan Rosenblatt     Director                         December 16, 2003
----------------------
Nathan Rosenblatt

/s/ Michael L. Ashner     Director                         December 16, 2003
----------------------
Michael L. Ashner

/s/ Michael C. Slade      Director                         December 16, 2003
----------------------
Michael C. Slade

/s/ Peter White           Director                         December 16, 2003
----------------------
Peter White