Form 10-Q
period 2003-12-31
NBTY INC
filed 2004-02-03
CIK 70793

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File Number 0-10666

NBTY, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	11-2228617
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

90 Orville Drive Bohemia, New York 11716
(Address of Principal Executive Offices, Including Zip Code)

(631) 567-9500
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock Par value $.008 per share	as of January 30, 2004 66,721,998

NBTY, INC. and SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED DECEMBER 31, 2003

ITEM 1:

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars and shares in thousands)

	December 31, 2003	September 30, 2003
Assets
Current assets
Cash and cash equivalents	$52,489	$49,349
Investments in bonds	—	4,158
Accounts receivable, less allowance for doubtful accounts of $7,953 at December 31, 2003 and $7,100 at September 30, 2003	79,522	89,430
Inventories	319,487	314,091
Deferred income taxes	37,021	37,021
Prepaid expenses and other current assets	37,208	44,736
Total current assets	525,727	538,785
Property, plant and equipment, net	298,300	298,344
Goodwill	216,856	213,362
Intangible assets, net	135,179	137,469
Other assets	17,618	16,423
Total assets	$1,193,680	$1,204,383
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt and capital lease obligations	$12,848	$12,841
Accounts payable	76,869	87,039
Accrued expenses and other current liabilities	108,679	124,630
Total current liabilities	198,396	224,510
Long-term debt	390,303	413,989
Deferred income taxes	39,963	40,213
Other liabilities	5,714	10,872
Total liabilities	634,376	689,584
Commitments and contingencies
Stockholders’ equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 66,722 shares at December 31, 2003 66,620 shares at September 30, 2003	534	533
Capital in excess of par	132,712	130,208
Retained earnings	393,098	369,453
	526,344	500,194
Accumulated other comprehensive income	32,960	14,605
Total stockholders’ equity	559,304	514,799
Total liabilities and stockholders’ equity	$1,193,680	$1,204,383

See accompanying notes to condensed consolidated financial statements.

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars and shares in thousands, except per share amounts)

	For the three months ended December 31,
	2003	2002

Net sales	$385,053	$241,404

Costs and expenses:
Cost of sales	192,885	106,680
Catalog printing, postage and promotion	20,137	13,855
Selling, general and administrative	130,371	93,375

	343,393	213,910

Income from operations	41,660	27,494

Other income (expense):
Interest	(6,804)	(4,046)
Miscellaneous, net	1,506	1,239

	(5,298)	(2,807)

Income before income taxes	36,362	24,687

Provision for income taxes	12,717	8,063

Net income	$23,645	$16,624

Net income per share:
Basic	$0.35	$0.25
Diluted	$0.34	$0.24

Weighted average common shares outstanding:
Basic	66,642	66,172
Diluted	68,884	68,078

See accompanying notes to condensed consolidated financial statements.

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED SEPTEMBER 30, 2003 AND

THREE MONTHS ENDED DECEMBER 31, 2003

(Unaudited)

(Dollars and shares in thousands)

	Common Stock		Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Total Comprehensive Income
	Number of Shares	Amount

Balance, September 30, 2002	66,322	$529	$126,283	$287,868	$4,577	$419,257
Components of comprehensive income
Net income				81,585		81,585	$81,585
Foreign currency translation adjustment					9,980	9,980	9,980
Change in net unrealized gain on available-for-sale investments					48	48	48
							$91,613
Shares issued and contributed to ESOP	100	1	1,710			1,711
Exercise of stock options	198	3	1,143			1,146
Tax benefit from exercise of stock options			1,072			1,072
Balance, September 30, 2003	66,620	533	130,208	369,453	14,605	514,799

Components of comprehensive income
Net income				23,645		23,645	$23,645
Foreign currency translation adjustment					18,355	18,355	18,355
							$42,000
Shares issued and contributed to ESOP	100	1	2,472			2,473
Exercise of stock options	2		15			15
Tax benefit from exercise of stock options			17			17
Balance, December 31, 2003	66,722	$534	$132,712	$393,098	$32,960	$559,304

See accompanying notes to condensed consolidated financial statements.

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars and shares in thousands)

	For the three months ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$23,645	$16,624
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal/sale of property, plant and equipment	(15)	(969)
Depreciation and amortization	15,179	10,555
Foreign currency exchange rate (gain) loss	(563)	1,420
Amortization of deferred financing costs	528	196
Amortization of bond discount	31	31
Allowance for doubtful accounts	(853)	228
Compensation expense for ESOP	1,618	428
Tax benefit from exercise of stock options	17	—
Changes in assets and liabilities
Accounts receivable	11,452	3,735
Inventories	(2,448)	(9,372)
Prepaid expenses and other current assets	7,713	2,360
Other assets	5,580	1,132
Accounts payable	(12,961)	(10,594)
Accrued expenses and other liabilities	(21,703)	8,793
Net cash provided by operating activities	27,220	24,567

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,955)	(11,322)
Proceeds from sale of property, plant and equipment	56	1,293
Proceeds from sale of investment in bonds	4,158	—
Release of cash held in escrow	—	2,403
Net cash used in investing activities	(4,741)	(7,626)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(23,710)	(5,866)
Payments for debt issuance costs	(500)	—
Proceeds from stock options exercised	15	—
Net cash used in financing activities	(24,195)	(5,866)

Effect of exchange rate changes on cash and cash equivalents	4,856	826

Net increase in cash and cash equivalents	3,140	11,901

Cash and cash equivalents at beginning of period	49,349	26,229

Cash and cash equivalents at end of period	$52,489	$38,130

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,107	$1,151
Cash paid during the period for income taxes	$7,786	$6,269

Non-cash investing and financing information:

Acquisition goodwill adjustments of $7,129 were made during the three months ended December 31, 2003. See Note 7 “Goodwill and Intangible Assets” for further discussion.

During the three months ended December 31, 2003, the Company issued 100 shares of NBTY stock (having a total then market value of approximately $2,473) as a contribution to the NBTY ESOP plan.

During the three months ended December 31, 2002, the Company issued 100 shares of NBTY stock (having a total then market value of approximately $1,711) as a contribution to the NBTY ESOP plan.

See accompanying notes to condensed consolidated financial statements.

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands, except per share amounts and number of stores)

1.              Principles of consolidation and basis of presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2003 and September 30, 2003 and for the three months ended December 31, 2003 and December 31, 2002 include the accounts of NBTY, Inc. and Subsidiaries (“NBTY” or the “Company”) after elimination of all significant intercompany accounts and transactions.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included.

Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (“10-K”).

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

Stock-based compensation

The Company has elected to continue to measure compensation for stock options issued to its employees and outside directors pursuant to APB No. 25 under the intrinsic value method.  The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.  The adoption of SFAS No. 148, during fiscal 2003, did not have a material impact on the Company’s consolidated financial position or results of operations.  All stock options are granted with an exercise price at or above fair market value at date of grant.  Accordingly, no compensation expense has been recognized in connection with the issuance of stock options.  There were no grants during the three months ended December 31, 2003 or December 31, 2002; therefore, the pro forma and actual net income and related EPS are the same as amounts reported.

Foreign currency

The financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for revenues, expenses, gains and losses.  Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders’ equity.

Reclassifications

Certain reclassifications have been made to conform prior year amounts to the current year presentation.

New accounting developments

In December 2003, the Securities Exchange Commission (“SEC”) issued Staff  Accounting  Bulletin (“SAB”) No. 104,  Revenue  Recognition.  SAB 104, which was effective upon issuance, updates portions of the interpretive  guidance  included in Topic 13 of the codification  of  Staff   Accounting   Bulletins  in  order  to  make  this interpretive guidance consistent with current authoritative  accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the incorporation of certain sections of the staff’s FAQ document on revenue recognition into Topic 13.  The application of this revised guidance has not had a significant impact on the Company’s consolidated financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 provides guidance for identifying a controlling interest in a variable interest entity (“VIE”) established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. On December 24, 2003, the FASB completed deliberations of the proposed modifications to FIN No. 46 (“Revised Interpretation”); the decisions reached include:

(1)          Deferral of the effective date;

(2)          Provisions for additional scope exceptions for certain other variable interests; and

(3)          Clarification of the impact of troubled debt restructurings on the requirement with respect to VIEs.

Based on the Board’s decisions, all public companies must apply the provisions of FIN No.46 or the Revised Interpretation to variable interests in a special purpose entity (“SPE”) created before February 1, 2003 no later than periods ending after December 15, 2003. Companies are required to apply the revised provisions to variable interests in non-SPEs held in the entity no later than the end of the first interim or annual reporting period ending after March 15, 2004. The Company believes that the provisions of FIN No. 46 will not have a significant impact on its consolidated financial position or results of operations.

2.              Acquisitions

Fiscal 2003 Acquisitions

Rexall

On July 25, 2003, NBTY acquired all of the issued and outstanding capital stock of Rexall Sundown, Inc. (“Rexall”) for $250,000 in cash (subject to adjustment based upon finalization of working capital balances at date of closing) from Numico USA, Inc., an indirect subsidiary of Royal Numico N.V., through the acquisition of certain partnership and limited liability company interests.  The acquisition was financed by a new senior credit facility (see Note 8).  The Company also incurred approximately $7,000 of direct transaction costs as well as approximately $5,000 in insurance and other indirect costs for a total purchase price of approximately $262,000.

Additionally, finance related costs of approximately $7,500 were paid to secure the financing for this acquisition which will be amortized until its maturity, which approximates six years.

The Company has retained essential Rexall employees consisting of product development, sales and service personnel. Management believes the transaction will complement NBTY’s existing wholesale products and provide NBTY with an enhanced sales infrastructure and additional manufacturing capacity.  Rexall’s portfolio of nutritional supplement brands includes Rexall®, Sundown®, Osteo Bi-Flex®, Carb Solutions®, MET-Rx® and WORLDWIDE Sport Nutrition®.  Rexall brands contributed $74,910 in sales to NBTY’s wholesale segment during the quarter ended December 31, 2003.

The Company accounted for the acquisition under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.  Under the purchase method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values was recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed were based on estimates and assumptions provided by management, and other information compiled by management, including a valuation, prepared by an independent valuation specialist that utilized established valuation techniques appropriate for the industry.   The total goodwill recognized in connection with this acquisition was $25,424, all of which relates to the wholesale segment.  None of this goodwill is expected to be deductible for tax purposes.

Although management believes that the preliminary allocation of the estimated purchase price is reasonable, the final allocation (resulting from the finalization of working capital balances) may differ significantly from the amounts reflected in the accompanying unaudited condensed consolidated financial statements.

The acquisition gave rise to the consolidation and elimination of certain Rexall personnel positions and the Company provided certain balance sheet adjustments for the same in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.  At the closing of the acquisition, the Company anticipated headcount reductions across all areas of Rexall and, as such, included an estimated accrual for workforce reductions of approximately $12,000 comprised of severance, employee benefits and outplacement support.   As of December 31, 2003, approximately $7,210 remained to be paid in connection with the workforce reduction accrual.

The following unaudited condensed pro forma information presents a summary of consolidated results of operations of the Company and Rexall as if the acquisition had occurred at the beginning of fiscal 2003, with pro forma adjustments to give effect to the amortization of definite lived intangibles, adjustments in depreciation, interest expense on acquisition debt, elimination of impairment charges on intangibles recorded by Rexall, as well as the elimination of the cumulative effect of accounting change resulting from the adoption of SFAS No. 142, elimination of trademark fees, and certain other adjustments, together with related income tax effects.  The unaudited pro forma condensed consolidated financial information is based on estimates and assumptions and includes intercompany charges paid to Rexall’s former parent company, Royal Numico N.V.  The pro forma information does not give effect to anticipated intercompany product sales, or any incremental direct costs or adjustments for liabilities resulting from integration plans that may be recorded in connection with the acquisition, or potential cost savings, which may result from the consolidation of certain operations of NBTY and Rexall.

The unaudited pro forma condensed consolidated statement of operations data for the three months ended December 31, 2002 has been derived by combining the unaudited historical consolidated statement of operations of NBTY for the three months ended December 31, 2002 with the unaudited historical consolidated statement of operations of Rexall for the three months ended December 31, 2002.

	Three months ended December 31,
	2003 Actual Consolidated	2002 Pro Forma Consolidated

Net sales	$385,053	$354,007

Net income before the cumulative effect of accounting change	$23,645	$11,008

Net income	$23,645	$11,008

Net income per share before the cumulative effect of accounting change
Basic	$0.35	$0.17
Diluted	$0.34	$0.16

Net income per share
Basic	$0.35	$0.17
Diluted	$0.34	$0.16

Weighted average common shares outstanding
Basic	66,642	66,172
Diluted	68,884	68,078

Included in Rexall’s loss from operations for the three months ended December 31, 2002 were non-recurring pre-tax expenses of $19,972 ($13,449 after-tax or $0.20 per diluted share). These expenses relate to charges incurred for inter-company expenses for such items as product mark-ups, litigation settlements and management stock purchase plan expenses.

De Tuinen

On May 20, 2003, the Company acquired the De Tuinen chain of retail stores from Royal Ahold N.V.  At the time of the acquisition, the De Tuinen chain operated 41 company owned stores and 24 franchised stores located throughout the Netherlands. This operation had total revenue of approximately $30,200 during 2002 and had been a wholly owned subsidiary of the Ahold group of companies since 1991. The purchase price for this business was approximately $14,551 in cash.  This acquisition contributed $11,471 in sales and an insignificant operating loss during the quarter ended December 31, 2003.

Health & Diet Group (“GNC (UK)”) and FSC Wholesale (“FSC”)

On March 10, 2003, the Company acquired Health & Diet Group Ltd. and the FSC wholesale business from Royal Numico N.V.  At the time of the acquisition, Health & Diet Group owned and operated 49 GNC stores in the U.K.  FSC is a Manchester, U.K.-based wholesale operation whose products are sold to health food stores and pharmacies.  The FSC branded products include comprehensive ranges of multivitamins, single vitamins and minerals, herbal formulas, and tinctures.  These consolidated operations had total sales of approximately $57,000 during 2002. The purchase price for these businesses was approximately $16,759 in cash.   This transaction stipulates adjustments to the purchase price for agreed upon working capital requirements and inventory valuation procedures to be performed.  The Company is still in the process of obtaining a valuation and finalizing its purchase price allocation.  The Company expects to finalize the valuation of the fair value of the net assets acquired by the end of the second fiscal quarter ending March 31, 2004. This acquisition contributed $10,778 in sales.  GNC (UK) contributed a marginal profit, while FSC contributed a marginal loss during the quarter ended December 31, 2003.

Pro forma financial information related to De Tuinen, GNC (UK) and FSC are not provided as their operations were not significant individually or in the aggregate to NBTY as a whole.  Such acquisitions were funded with internally generated cash.

3.              Comprehensive income

Total comprehensive income for the Company includes net income, the effects of foreign currency translation and unrealized gains on available-for-sale securities, which are charged or credited to the cumulative other comprehensive income account within stockholders’ equity. Total comprehensive income for the three months ended December 31, 2003 and 2002 is as follows:

	For the three months ended December 31,
	2003	2002

Net income	$23,645	$16,624
Changes in:
Unrealized holding gains	—	273
Foreign currency translation adjustments	18,355	3,668

Total comprehensive income	$42,000	$20,565

Accumulated other comprehensive income, which is classified as a separate component of stockholders’ equity, is comprised of net gains on foreign currency translation of $32,960 and $14,605 at December 31, 2003 and September 30, 2003, respectively.

4.              Investments in bonds

The Company classified its investments in bonds as available for sale and reported them at fair market value (based on quoted market prices), with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income in stockholders’ equity.  The Company reviewed marketable securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, and the financial condition and near-term prospects for the issuer.  As a result, the Company recorded an impairment charge of $4,084 in the results of operations during the fourth quarter of fiscal 2003.   The Company sold all of its investment in bonds during the first quarter ended December 31, 2003 at no further gain or loss.

5.              Inventories

The components of inventories are as follows:

	December 31, 2003	September 30, 2003

Raw materials	$116,466	$118,371
Work-in-process	9,684	9,555
Finished goods	193,337	186,165
	$319,487	$314,091

6.              Earnings per share (EPS)

Basic EPS computations are based on the weighted average number of common shares outstanding during the three month periods ended December 31, 2003 and December 31, 2002.  Diluted EPS includes the dilutive effect of outstanding stock options, as if exercised.  The following is a reconciliation between basic and diluted EPS:

	For the three months ended December 31,
	2003	2002
Numerator:
Numerator for basic EPS - income available to common stockholders	$23,645	$16,624
Numerator for diluted EPS - income available to common stockholders	$23,645	$16,624

Denominator:
Denominator for basic EPS - weighted-average shares	66,642	66,172
Effect of dilutive securities:
Stock options	2,242	1,906
Denominator for diluted EPS - weighted-average shares	68,884	68,078

Net EPS:
Basic EPS	$0.35	$0.25

Diluted EPS	$0.34	$0.24

7.              Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired.  Goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead are tested for impairment at least annually.  The Company measures impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its current business model or another valuation technique.  Other definite lived intangibles are amortized on a straight-line basis over periods not exceeding 20 years.  The carrying amount of acquired intangible assets as of December 31, 2003 and September 30, 2003 is as follows:

	December 31, 2003		September 30, 2003
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)

Definite lived intangible assets
Brands	$78,000	$1,625	$78,000	$650	20
Customer lists	61,368	20,865	61,368	19,843	6 - 15
Private label relationships	11,500	240	11,500	96	20
Trademarks and licenses	2,413	2,401	2,414	2,399	2 - 3
Patents	5,000	109	5,000	44	19
Covenants not to compete	2,605	2,267	2,605	2,186	3 - 5
	160,886	27,507	160,887	25,218
Indefinite lived intangible asset
Trademark	1,800	—	1,800	—
Total intangible assets	$162,686	$27,507	$162,687	$25,218

The changes in the carrying amount of goodwill by segment for the three month period ended December 31, 2003, are as follows:

	Wholesale	Retail: United States	Retail: Europe	Direct Response/ Puritan’s Pride	Consolidated

Balance at September 30, 2003	$38,929	$7,588	$151,648	$15,197	$213,362

Change in fair value adjustments during period	(8,613)	—	1,484	—	(7,129)
Foreign currency translation	—	—	10,623	—	10,623
Balance at December 31, 2003	$30,316	$7,588	$163,755	$15,197	$216,856

The goodwill associated with the acquisitions during the prior twelve months is subject to revision based on the final determination of appraised and other fair values, as well as the finalization of working capital balances.  Goodwill adjustments during the first three months of fiscal 2004 relate to re-allocations of net excess purchase price to assets acquired and liabilities assumed in connection with the fiscal 2003 acquisitions.   Additional decreases to goodwill include re-allocation of insurance costs $5,200, adjustments to fair value of other liabilities of $5,100, offset by re-allocations of net excess purchase price to assets acquired and liabilities assumed of approximately $2,702 and additional direct costs paid of approximately $469.

Aggregate amortization expense of definite lived intangible assets for the three months ended December 31, 2003 and 2002 was approximately $2,290 and $1,100, respectively.

Estimated amortization expense, assuming  no changes in the Company’s intangible assets, for each of the five succeeding fiscal years, beginning with fiscal 2004, is $10,028 (2004), $9,819 (2005), $9,760 (2006), $9,528 (2007) and $9,483 (2008).

8.              Debt

On July 25, 2003, the Company entered into a new Credit and Guarantee Agreement (“CGA”) comprised of $375,000 Senior Secured Credit Facilities. This CGA consisted of a $100,000 Revolving Credit Facility, a $50,000 Term Loan A and a $225,000 Term Loan B. Terms of the new CGA were in many instances similar to the previous one. On December 19, 2003, the Company refinanced $224 million of Term B loans outstanding under its July 2003 credit agreement with a new class of Term C loans on more favorable terms of LIBOR plus 2%.  Costs of approximately $500 were paid in connection with this debt refinancing, which will be amortized until Term C’s maturity, which approximates six years.

9.              Income Taxes

The Company’s income tax expense is impacted by a number of factors, including state tax rates in the jurisdictions where the Company conducts business, and the Company’s ability to utilize tax credits that will begin to expire in 2013. The effective income tax rate in the first quarter ended December 31, 2003 was 35.0%, compared to 32.7% for the prior comparable period.  The effective tax rates were less than the U.S. federal statutory tax rates primarily because the Company has been able to utilize tax credits. Such benefits resulted from certain tax saving strategies implemented in fiscal 2002. These tax planning activities may also benefit future fiscal years and therefore may further reduce the Company’s overall effective income tax rate.

10.       Segment Information:

The Company is organized by sales segments on a worldwide basis.  The Company’s management reporting system evaluates performance based on a number of factors; however, the primary measures of performance are the sales and pre-tax operating income or loss (prior to corporate allocations) of each segment, as this is the key performance indicator reviewed by management.  Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items.  Such unallocated expenses remain within corporate.  Corporate also includes the manufacturing assets of the Company and, accordingly, items associated with these activities, remain unallocated in the corporate segment.  The European Retail operation does not include the impact of any intercompany transfer pricing. The accounting policies of all of the operating segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the 10-K.

The Company reports four segments: Wholesale; Retail: United States; Retail: Europe; and Direct Response/Puritan’s Pride.  All of the Company’s products fall into one of these four segments. The Wholesale segment is comprised of several divisions each targeting specific market groups which include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers. The Retail: United States segment generates revenue through the sales in its 543 owned and operated Vitamin World stores of proprietary brand and third-party products.  The Retail: Europe segment generates revenue through its 569 Company-operated stores and 27 franchise stores.  Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.  The Direct Response/Puritan’s Pride segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail or by phoning customer service representatives in New York, Illinois and the United Kingdom.

The following table represents key financial information of the Company’s business segments:

	For the three months ended December 31,
	2003	2002
Wholesale
Revenue	$179,195	$74,116
Operating income	30,008	14,204
Depreciation and amortization	2,678	209
Identifiable assets, at end of period	365,631	54,719
Capital expenditures	156	79

Retail
United States
Revenue	$53,411	$50,263
Operating income (loss)	197	(1,654)
Depreciation and amortization	3,159	2,936
Identifiable assets, at end of period	60,972	70,739
Capital expenditures	1,405	498
Locations open at end of period	543	542

Europe
Revenue	$117,050	$82,613
Operating income	26,299	22,291
Depreciation and amortization	2,505	2,165
Identifiable assets, at end of period	354,845	247,030
Capital expenditures	4,059	1,513
Locations open at end of period	596	468

Direct Response/Puritan’s Pride
Revenue	$35,397	$34,412
Operating income	9,268	11,015
Depreciation and amortization	1,415	1,337
Identifiable assets, at end of period	76,028	83,787
Capital expenditures	7	240

	For the three months ended December 31,
	2003	2002

Corporate
Corporate expenses	$(24,112)	$(18,362)
Depreciation and amortization - manufacturing	3,860	2,590
Depreciation and amortization - other	1,562	1,318
Corporate manufacturing identifiable assets, at end of period	336,204	292,263
Capital expenditures - manufacturing	904	662
Capital expenditures - other	2,424	8,330

Consolidated totals
Revenue	$385,053	$241,404
Operating income	41,660	27,494
Depreciation and amortization	15,179	10,555
Identifiable assets, at end of period	1,193,680	748,538
Capital expenditures	8,955	11,322

Foreign subsidiaries accounted for approximately 31% of net revenues, 29% of total assets and 11% of total liabilities as of December 31, 2003 and approximately 34%, 32% and 11%, respectively, as of December 31, 2002.

11.       Litigation:

As discussed in the 10-K, the Company and Rexall were involved in certain class actions in various states involving nutrition bars.  All but one of these cases (a California state court action against Rexall) have been settled.  The settlements of these actions provided for, among other things, the payment of legal fees and donation of the Company’s products.  The Company had previously accrued for these expenses.  The one nutrition bar case that remains pending is scheduled for trial on August 2, 2004.  The Company believes that this case is without merit and intends to vigorously defend against the claims asserted.  However, at this stage in the case, no determination can be made as to its final outcome, nor can its materiality be accurately ascertained.

ITEM 2:

NBTY, INC. and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

Readers are cautioned that certain statements contained herein are forward-looking statements and should be read in conjunction with the Company’s disclosures under the heading “Forward Looking Statements” below. The following discussion should also be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

NBTY is a leading vertically integrated U.S. manufacturer and distributor of a broad line of high-quality, value-priced nutritional supplements in the United States and throughout the world. The Company markets approximately 1,500 products under several brands, including Nature’s Bounty®, Vitamin World®, Puritan’s Pride®, Holland & Barrett®, Rexall®, Sundown®, CarbSolutions™, MET-Rx®, American Health® and GNC (UK)®.

NBTY markets its products through four distribution channels: (i) Wholesale: wholesale distribution to drug store chains, supermarkets, discounters, independent pharmacies, and health food stores, (ii) U.S. Retail: Vitamin World and Nutrition Warehouse retail stores in the U.S., (iii) European Retail: Holland & Barrett, Nature’s Way, GNC (UK), and DeTuinen retail stores in the U.K., Ireland, and the Netherlands, and (iv) Direct Response: Puritan’s Pride sales via catalogs and Internet. During the fiscal first quarter 2004 Vitamin World opened 11 new stores, closed one store and at the end of the quarter operated 543 stores.  During the same period, the Company’s European retail division opened 7 new stores and at the end of the quarter operated 596 stores in the UK, Ireland and the Netherlands.

The Company recognizes revenues from products shipped when risk of loss and title transfers to its customers, and with respect to its own retail stores, upon the sale of products. Net sales are net of all discounts, allowances, returns and credits. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. Gross margins are affected by, among other things, changes in the relative sales mix among the Company’s four distribution channels, as well as gross margins of acquired entities. Historically, gross margins from the Company’s direct response/e-commerce and retail sales have typically been higher than gross margins from wholesale sales.

Forward Looking Statements:

Information contained in this form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. All of these forward-looking statements, which can be identified by the use of terminology such as “subject to,” “believe,” “expects,” “may,” “will,” “should,” “can,” or “anticipates,” or the negative thereof, or variations thereon, or comparable terminology, or by discussions of strategy which, although believed to be reasonable, are inherently uncertain. Factors which may materially affect such forward-looking statements include: (i) slow or negative growth in the nutritional supplement industry; (ii) interruption of business or negative impact on sales and earnings due to acts of war, terrorism, bio-terrorism, civil unrest or disruption of mail service; (iii) adverse publicity regarding nutritional supplements; (iv) inability to retain customers of companies (or mailing lists) recently acquired; (v) increased competition; (vi) increased costs; (vii) loss or retirement of key members of management; (viii) increases in the cost of borrowings and unavailability of additional debt or equity capital; (ix) unavailability of, or inability to consummate, advantageous acquisitions in the future, including those that may be subject to bankruptcy approval or the inability of NBTY to integrate acquisitions into the mainstream of its business; (x) changes in general worldwide economic and political conditions in the markets in which NBTY may compete from time to time; (xi) the inability of NBTY to gain and/or hold market share of its wholesale and/or retail customers anywhere in the world; (xii) unavailability of electricity in certain geographical areas; (xiii) the inability of NBTY to obtain and/or renew insurance; (xiv) exposure to and expense of defending and resolving, product liability claims and other litigation; (xv) the ability of NBTY to successfully implement its business strategy; (xvi) the inability of NBTY to manage its retail, wholesale, manufacturing and other operations efficiently; (xvii) consumer acceptance of NBTY’s products; (xviii) the inability of NBTY to renew leases on its retail locations; (xix) inability of NBTY’s retail stores to attain or maintain profitability; (xx) the absence of clinical trials for many of NBTY’s products; (xxi) sales and earnings volatility and/or trends; (xxii) the efficacy of NBTY’s Internet and on-line sales and marketing; (xxiii) fluctuations in foreign currencies, including the British Pound; (xxiv) import-export controls on sales to foreign countries; (xxv) the inability of NBTY to secure favorable new sites for, and delays in opening, new retail locations; (xxvi) introduction of new federal, state, local or foreign legislation or regulation or adverse determinations by regulators anywhere in the world (including the banning of products) and more particularly the Food Supplements Directive and the Traditional Herbal Medicinal Products Directive in Europe; (xxvii) the mix of NBTY’s products and the profit margins thereon; (xxviii) the availability and pricing of raw materials; (xxix) risk factors discussed in NBTY’s filings with the U.S. Securities and Exchange Commission; and (xxx) other factors beyond NBTY’s control.

Consequently, such forward-looking statements should be regarded solely as the Company’s current plans, estimates and beliefs.

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

Industry data used throughout this Report was obtained from industry publications and internal Company estimates. While the Company believes such information to be reliable, its accuracy has not been independently verified and cannot be guaranteed

The Company cannot guarantee future results, trends, events, levels of activity, performance or achievements.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies are described in note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2003. A discussion of the Company’s critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in its Annual Report on Form 10-K for the fiscal year ended September 30, 2003.  Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed its disclosures relating to them.  There have been no significant changes in the Company’s existing accounting policies or estimates since its fiscal year ended September 30, 2003.

General:

Operating results in all periods presented reflect the impact of acquisitions.  The timing of those acquisitions and the changing mix of businesses as acquired companies are integrated into the Company may affect the comparability of results from one period to another.

Results of Operations:

The following table sets forth income statement data of the Company and its percentage of net sales for the periods indicated:

	For the three months ended December 31,		For the three months ended December 31,
	2003	% of net sales	2002	% of net sales	Change

Net sales	$385,053	100%	$241,404	100%	$143,649

Costs and expenses:
Cost of sales	192,885	50.1%	106,680	44.2%	86,205
Catalog printing, postage and promotion	20,137	5.2%	13,855	5.7%	6,282
Selling, general and administrative	130,371	33.9%	93,375	38.7%	36,996

	343,393	89.2%	213,910	88.6%	129,483

Income from operations	41,660	10.8%	27,494	11.4%	14,166

Other income (expense):
Interest	(6,804)	-1.8%	(4,046)	-1.7%	(2,758)
Miscellaneous, net	1,506	0.4%	1,239	0.5%	267

	(5,298)	-1.4%	(2,807)	-1.2%	(2,491)

Income before income taxes	36,362	9.4%	24,687	10.2%	11,675

Provision for income taxes	12,717	3.3%	8,063	3.3%	4,654

Net income	$23,645	6.1%	$16,624	6.9%	$7,021

For the three month period ended December 31, 2003 compared to the three month period ended December 31, 2002:

Net sales.   Net sales in the first quarter ended December 31, 2003 were $385,053, compared with $241,404 for the prior comparable period, an increase of $143,649 or 59.5%. The $143,649 increase is comprised of the following:

	Three months ended December 31,		Dollar Increase	Percent Increase
	2003	2002	2003 vs. 2002	2003 vs. 2002

Wholesale	$179,195	$74,116	$105,079	141.8%

U.S. Retail / Vitamin World	53,411	50,263	3,148	6.3%

European Retail / Holland & Barrett / GNC	117,050	82,613	34,437	41.7%

Direct Response / Puritan’s Pride	35,397	34,412	985	2.9%

Total	$385,053	$241,404	$143,649	59.5%

The US Nutrition wholesale division, which operates Nature’s Bounty and Rexall, increased its sales primarily due to the acquisition of the Rexall product lines ($74,910), such as Osteo Bi-Flex®, MET-Rx®, Sundown® and Carb Solutions®. These sales are net of a charge of approximately $15,000 for returns associated with Rexall’s pre-acquisition sales ($11,000 of actual returns and $4,000 of anticipated returns). The Company has maintained Rexall’s retail shelf space and optimizes that space by replacing slow-moving Rexall products with faster-selling, better value Rexall and Nature’s Bounty products.  Additionally, wholesale sales increases resulted from increased sales to the mass market, drug chains and supermarkets ($26,705), sales contributed by the FSC acquisition ($1,743), and Global Health Sciences sales ($1,721). Products such as Coral Calcium, Flex-a-min®, Knox NutraJoint® and CarbWise™ continue to help the Company strengthen its leading market position.  The Company continues to obtain new customer accounts and to increase its wholesale presence in the nutritional supplement marketplace.  Consumer sales information obtained from the Company’s Vitamin World and Puritan’s Pride direct-response/e-commerce operations are used to provide its mass-market customers with data and analyses to drive sales.  The Company continues to respond to consumer preferences and to monitor the market for trends and ideas, and these efforts have translated into increased sales.  For the three month period ended December 31, 2003, one customer of the wholesale division represented more than 10% of this segment’s sales.  For the three month period ended December 31, 2002, two customers of the wholesale division represented, individually, more than 10% of this segment’s sales.   While no one customer represented, individually, more than 10% of consolidated net sales, the loss of either of these two customers may have a material adverse effect on the wholesale segment if the Company is unable to replace such customer(s).

U.S. retail sales increased due to the success of the Savings Passport Program, a customer loyalty program.  Same store sales for stores open more than one year increased 6.7% (or $3,281).  Vitamin World operations achieved profitability in the fiscal first quarter and EBITDA (as defined in EBITDA contained herein) increased $2,074 to $3,356 from $1,282 from the fiscal first quarter a year ago. During the current fiscal first quarter Vitamin World opened 11 new stores, closed one store and at the end of the quarter operated 543 stores. The Company operated 542 stores in the U.S as of December 31, 2002.

European retail sales increases were directly attributable to (1) the GNC (UK) ($9,035) and De Tuinen ($11,471) acquisitions that the Company acquired in fiscal 2003 (51 GNC stores in the UK and 67 DeTuinen stores in the Netherlands were in operation at December 31, 2003) and (2) an increase in

Holland & Barrett’s same store sales for stores open more than one year of 15.9% (or $12,968).  These results include the positive effect of a strong British Pound ($7,162 or 8.7%).  During the fiscal first quarter, the Company’s European retail division opened 7 new stores and at the end of the quarter operated 596 stores in the UK, Ireland and the Netherlands. The Company operated 468 in the U.K./Ireland as of December 31, 2002.

Direct Response/ Puritan’s Pride sales increased as a result of the Company’s catalog promotion strategy and enhanced appearance of the Company’s catalogs.  In addition, Puritan’s Pride on-line sales increased 51% for the fiscal first quarter and comprised 20% of the Direct Response’s segment sales for this fiscal first quarter, reflecting the growing popularity of shopping on-line.

Cost of sales.   Cost of sales in the first quarter ended December 31, 2003 were $192,885 or 50.1% as a percentage of sales, compared to $106,680, or 44.2% for the prior comparable period.  Overall, gross profit as a percentage of sales decreased 5.9% to 49.9% in the first quarter ended December 31, 2003 as compared to 55.8% for the prior comparable period.  Gross profit as a percentage of sales by segment is as follows:

GROSS PROFIT BY SEGMENT

	Three months ended December 31,		Percent Change
	2003	2002	2003 vs. 2002

Wholesale	37.5%	42.3%	-4.8%

U.S. Retail / Vitamin World	61.1%	59.2%	1.9%

European Retail / Holland & Barrett / GNC	60.2%	62.2%	-2.0%

Direct Response / Puritan’s Pride	61.8%	64.5%	-2.7%

Total	49.9%	55.8%	-5.9%

The wholesale segment’s gross profit decreased 4.8% to 37.5% from 42.3% as a percentage of sales, primarily due to the effect of Rexall’s sales returns ($10,000) and lower gross profit contributions from Rexall’s product lines (34.4%).  The gross profit was also affected by  changes in product mix and an increase in sales incentives and promotion costs classified as reductions in gross sales. The U.S. retail gross profit increased 1.9% to 61.1% from 59.2% as a percentage of sales, primarily due to the Company’s introduction of new higher gross margin items and the stores selling more in-house manufactured product.  The European retail gross profit decreased 2.0% to 60.2% from 62.2% as a percentage of sales primarily as a result of the recent acquisitions of GNC (UK) and De Tuinen, which historically experienced lower profit margins.  These operations reported gross profit of 47.9% and 42.6% respectively, thereby affecting the European retail gross margin during the current quarter. Without these newly-acquired operations, gross profit as a percentage of sales would have increased 1.2% to 63.4% from 62.2% as compared to the prior period.  Direct Response/ Puritan’s Pride’s gross profit decreased 2.7% to 61.8% from 64.5% as a percentage of sales.  The gross profit was affected by varied catalog promotions the Company ran in the first quarter ended December 31, 2003 which did not run in the prior comparable period.  The Company also modified its promotional strategy to identify, target and aggressively add new customers to its mailing lists. The Company’s overall strategy is to improve margins by introducing new products which traditionally have a higher gross profit and by continuing to increase in-house manufacturing while decreasing the use of outside suppliers.  In the first quarter ended December 31, 2003 and 2002, cost of sales included charges for under-absorbed factory overhead of $5,544 (of which $3,750 related to Rexall) and $2,158, respectively.

Catalog printing, postage, and promotion.  Catalog printing, postage, and promotion expenses were $20,137 in the first quarter ended December 31, 2003, compared with $13,855 in the prior comparable period, an increase of $6,282. Such advertising expenses as a percentage of sales were 5.2% for the first quarter ended December 31, 2003 as compared to 5.7% for the prior comparable period. Of the $6,282 increase, $6,588 was attributable to the increase in promotions for products, mainly via television, magazines, newspapers and mailing programs, offset by a decrease of $306 attributable to a decrease in catalog printing costs. The wholesale segment’s promotion and media increased $4,810 primarily due to advertising expenses incurred for Rexall related products ($4,455). Other increases are attributable to the following segments: Puritan’s Pride/Direct Response’s promotion and media increased $245, European retail’s promotion and media increased $1,082 and U.S. retail’s advertising increased $145.  Investments in additional advertising and sales promotions are part of the Company’s strategic effort to increase long-term growth.

Selling, general and administrative expenses.   Selling, general and administrative expenses were $130,371 in the first quarter ended December 31, 2003, an increase of $36,996 as compared with $93,375 for the prior comparable period.   As a percentage of sales, selling, general and administrative expenses were 33.9% for the first quarter ended December 31, 2003 and 38.7% for the prior comparable period.  Of the $36,996 increase, $14,977 was attributable to increased payroll costs mainly associated with business acquisitions and general salary increases, $6,783 to increased rent expense and additional European retail stores, $3,352 to increased depreciation and amortization expense as a result of acquisitions and an increase in capital expenditures, $3,251 to increased freight costs mainly resulting from the Company’s efforts to generate faster product delivery to customers and $2,361 to increased insurance costs mainly associated with an increase in general insurance rates.  Of the $36,996 increase in selling, general and administrative cost, $2,395 was attributed to the foreign exchange translation.

Interest expense.   Interest expense was $6,804 in the first quarter ended December 31, 2003, an increase of $2,758 compared with interest expense of $4,046 for the prior comparable period. Interest expense increased due to a new credit agreement entered into by the Company in conjunction with the Rexall acquisition.   On July 25, 2003, the Company entered into a new Credit and Guarantee Agreement (“CGA”) comprised of $375,000 Senior Secured Credit Facilities. The new CGA consisted of a $100,000 Revolving Credit Facility, a $50,000 Term Loan A and a $225,000 Term Loan B. On December 19, 2003, the Company refinanced $224 million of Term Loan B outstanding under the CGA with a new class of Term C loans on more favorable terms, LIBOR plus 2%.  The major components of interest expense are interest on Senior Subordinated Notes, and interest on the CGA used for acquisitions, capital expenditures and other working capital needs.

Miscellaneous, net.   Miscellaneous, net was $1,506 in the first quarter ended December 31, 2003, an increase of $267, compared to $1,239 for the prior comparable period.  Such increase was primarily attributable to exchange rate fluctuations ($1,964) and other miscellaneous increases ($271) offset by decreases in net gains on sale of property plant and equipment ($1,022), investment income ($845), and other miscellaneous decreases ($101).

Income Taxes.  The Company’s income tax expense is impacted by a number of factors, including state tax rates in the jurisdictions where the Company conducts business, and the Company’s ability to utilize tax credits that will begin to expire in 2013. The effective income tax rate in the first quarter ended December 31, 2003 was 35.0%, compared to 32.7% for the prior comparable period.  The effective tax rates were less than the U.S. federal statutory tax rates primarily because the Company has been able to utilize tax credits. Such benefits resulted from certain tax saving strategies implemented in fiscal 2002. These tax planning activities may also benefit future fiscal years and therefore may further reduce the Company’s overall effective income tax rate.

Net income.   After income taxes, the Company had net income in the first quarter ended December 31, 2003 of $23,645 (or basic and diluted earnings per share of $0.35 and $0.34, respectively), and $16,624 (or basic and diluted earnings per share of $0.25 and $0.24, respectively) in the first quarter ended December 31, 2002.

Seasonality:

The Company believes that its business is not seasonal in nature.  The Company may have higher net sales in a quarter depending upon when it has engaged in significant promotional activities.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity and capital resources are cash generated from operations, as well as a $100,000 Revolving Credit Facility maintained by the Company under its Credit & Guarantee Agreement (“CGA”), which the Company has not drawn upon to date.  No borrowings were outstanding under the Revolving Credit Facility at December 31, 2003.  Please see below for further discussion regarding the Company’s CGA.

As of December 31, 2003, working capital was $327,331, compared with $314,275 as of September 30, 2003, an increase of $13,056. The increase in working capital was primarily due to operating results and a higher level of operations.  The number of average days’ sales outstanding (on wholesale sales) at December 31, 2003, was 40 days, compared with 45 days at December 31, 2002.  The annualized inventory turnover rate was approximately 2.5 times during the three month period ended December 31, 2003 compared with 2.0 times during the prior comparable period.  The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

Cash and cash equivalents totaled $52,489 and $49,349 at December 31, 2003 and September 30, 2003, respectively. The Company generated cash from operating activities of $27,220 and $24,567 during the three month periods ended December 31, 2003 and 2002, respectively. The overall increase in cash from operating activities during the three month period ended December 31, 2003 was mainly attributable to increased net income, increased non-cash charges for depreciation and amortization and decreased accounts receivable, offset by investments in inventories and increased frequency of payments for current liabilities.  Inventory levels increased over the prior comparable period in order to maintain high fulfillment shipment levels and to assure quick response to customer orders and anticipated increased demand.

Cash used in investing activities was $4,741 and $7,626 during the three month periods ended December 31, 2003 and 2002, respectively.  During the three month period ended December 31, 2003, cash flows used in investing activities consisted primarily of the purchase of property, plant and equipment ($8,955), partially offset by proceeds from the sale of investment in bonds ($4,158) and proceeds from sale of property, plant and equipment ($56).  During the three month period ended December 31, 2002 cash flows used in investing activities consisted primarily of the purchase of property, plant and equipment ($11,322), partially offset by cash received that was previously held in escrow for the acquisition of Global Health Sciences ($1,850) and NatureSmart ($553) and proceeds from the sale of property, plant and equipment and intangibles ($1,293).

Net cash used in financing activities was $24,195 and $5,866 during the three months ended December 31, 2003 and 2002, respectively. For the three month period ended December 31, 2003 cash flows used in financing activities included principal payments under long-term debt agreements ($23,710) and payments related to debt issuance costs ($500), partially offset by proceeds from the exercise of stock options ($15). Cash used in financing activities during the three month period ended December 31, 2002 related to principal payments under long-term debt agreements ($5,866).

The Company believes that existing cash balances, internally-generated funds from operations, and amounts available under the CGA will provide sufficient liquidity to satisfy the Company’s working capital needs for the next 12 months and to finance anticipated capital expenditures incurred in the normal course of business and potential acquisitions.

EBITDA:  As of December 31, 2003, the Company’s EBITDA was $58,345, compared with $39,288 for the prior comparable period, an increase of $19,057. The Company defines EBITDA, which is a non-GAAP financial measure, as earnings before interest, taxes, depreciation and amortization.  This non-GAAP financial measure is not prepared in accordance with generally accepted accounting principles and may be different from non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Management believes the presentation of EBITDA is relevant and useful because EBITDA is a measurement industry analysts utilize when evaluating the Company’s operating performance. Management also believes EBITDA enhances an investor’s understanding of the Company’s results of operations because it measures the Company’s operating performance exclusive of interest and non-cash charges for depreciation and amortization. Management also provides this non-GAAP measurement as a way to help investors better understand its core operating performance, enhance comparisons of the Company’s core operating performance from period to period and to allow better comparisons of the Company’s operating performance to that of its competitors. EBITDA also reflects a non-GAAP financial measure of the Company’s liquidity. Management believes EBITDA is a useful tool for certain investors and creditors for measuring the Company’s ability to meet debt service requirements. Additionally, management uses EBITDA for purposes of reviewing the results of operations on a more comparable basis. EBITDA does not represent cash flow from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered an alternative to net income under GAAP for purposes of evaluating the results of operations. EBITDA was calculated as follows:

Reconciliation of GAAP Measures to Non-GAAP Measures

(Unaudited)

THREE MONTHS ENDED
DECEMBER 31, 2003

	Pretax income (loss)	Depreciation and amortization	Interest	EBITDA

Wholesale	$30,008	$2,678	$—	$32,686

US Retail / Vitamin World	197	3,159		3,356

European Retail / Holland & Barrett / GNC	26,299	2,505		28,804

Direct Response / Puritan’s Pride	9,268	1,415		10,683

Segment Results	65,772	9,757		75,529

Corporate	(29,410)	5,422	6,804	(17,184)

Total	$36,362	$15,179	$6,804	$58,345

THREE MONTHS ENDED
DECEMBER 31, 2002

	Pretax income (loss)	Depreciation and amortization	Interest	EBITDA

Wholesale	$14,204	$210	$—	$14,414

US Retail / Vitamin World	(1,654)	2,936		1,282

European Retail / Holland & Barrett / GNC	22,291	2,165		24,456

Direct Response / Puritan’s Pride	11,015	1,336		12,351

Segment Results	45,856	6,647		52,503

Corporate	(21,169)	3,908	4,046	(13,215)

Total	$24,687	$10,555	$4,046	$39,288

Debt Agreements:

On July 25, 2003, the Company entered into new $375,000 Senior Secured Credit Facilities. This CGA consisted of a $100,000 Revolving Credit Facility, a $50,000 Term Loan A and a $225,000 Term Loan B. Terms of the new CGA were in many instances similar to the previous one. The proceeds were used to fund the Rexall acquisition, to refinance the prior credit facility, and to pay fees, commissions, and expenses associated therewith.  Following the closing date, the proceeds of loans borrowed under the new Revolving Facility shall be used for general corporate purposes. On December 19, 2003, the Company refinanced $224 million of Term B loans outstanding under its July 2003 credit agreement with a new class of Term C loans on more favorable terms of LIBOR plus 2%.  Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin.  The revolving credit facility and term loans are scheduled to mature on the earlier of (i) fifth anniversary of the closing date for the Revolving Credit Facility and Term Loan A, and the sixth anniversary date for Term Loan C; or (ii) March 15, 2007 if the Company’s 8-5/8% senior subordinated Notes due September 15, 2007 are still outstanding. Virtually all of the Company’s assets are collateralized under the new CGA and are subject to terms and conditions and the maintenance of various financial ratios and covenants that are typical for such facilities.

At December 31, 2003, amounts outstanding under such term loans were as follows:  $24,500 and $223,876 under Term Loan A and Term Loan C, respectively.  At December 31, 2003 the annual borrowing rates for Term Loan A and Term Loan C approximated 3.44% and 3.19%, respectively.  The Company is required to make quarterly principal installments under Term Loan A and Term Loan C of approximately $2,500 and $563, respectively.  The Term Loan C also requires the last four quarterly principal installments to be balloon payments of approximately $53,435 beginning September 30, 2008.  The current portion of Term Loan A and Term Loan C at December 31, 2003 was $10,000 and $2,250, respectively.  The $100,000 revolving credit facility expires on July 25, 2008 and was unused at December 31, 2003.

In 1997, the Company issued $150,000 of 8-5/8% senior subordinated Notes (“Notes”) due in 2007.  The Notes are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company including the CGA.

The Company’s credit arrangements, generally the indenture governing the Notes and the new CGA, impose certain restrictions on the Company and its subsidiaries regarding capital expenditures and limit the Company’s ability to do any of the following: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions.  Such restrictions are subject to certain limitations and exclusions.

In addition, a default under certain covenants in the Indenture and the CGA, respectively, could result in the acceleration of the Company’s payment obligations under the CGA and the Indenture, as the case may be, and, under certain circumstances, in cross-defaults under other debt obligations.  These defaults may have a negative effect on the Company’s liquidity.

A summary of contractual cash obligations as of December 31, 2003 is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt and capital leases	$403,151	$12,848	$20,344	$208,489	$161,470
Operating leases	445,788	68,409	119,718	98,189	159,472
Purchase commitments	52,400	52,400	—	—	—
Capital commitments	17,384	12,974	4,410	—	—
Employment & consulting agreements	5,708	2,490	2,340	878	—
Total contractual cash obligations	$924,431	$149,121	$146,812	$307,556	$320,942

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

The Company was committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $52,400 at December 31, 2003.  During the three months ended December 31, 2003 no one supplier individually represented greater than 10% of the Company’s raw material purchases.  The Company does not believe that the loss of any single supplier would have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Company had approximately $4,074 in open capital commitments at December 31, 2003, primarily related to computer hardware and software.  Also, the Company has a commitment of approximately $13,310 for the construction of an automated warehouse over the next 18 months.

The Company has employment agreements with two of its executive officers.  The agreements, entered into in October 2002, have a term of 5 years and are automatically renewed each year thereafter unless either party notifies the other to the contrary.  These agreements provide for minimum salary levels and contain provisions regarding severance and changes in control of the Company.  The annual commitment for salaries to these two officers as of December 31, 2003 was approximately $1,170.  In addition, four members of Holland & Barrett’s (“H&B”) senior executive staff have service contracts terminable by the Company upon twelve months’ notice.  The aggregate commitment for such H&B executive staff as of December 31, 2003 was approximately $870.

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

Financial Covenants and Credit Rating:

The Company’s credit arrangements impose certain restrictions on the Company regarding capital expenditures and limit the Company’s ability to: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities.

At December 31, 2003, Moody’s Investors Service, Inc. rated the Company’s Notes as a B1, and the CGA’s implied rating as a Ba2; Standard & Poor’s rated the Notes as a B+, the CGA as a BB+, and gave the Company an overall corporate credit rating as BB.  Both credit agencies’ ratings remained unchanged from the prior period.  At December 31, 2003, the Term C Loans had not been rated by either agency.

New accounting developments:

In December 2003, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.  SAB 104, which was effective upon issuance, updates portions of the interpretive  guidance  included in Topic 13 of the codification  of  Staff   Accounting   Bulletins  in  order  to  make  this interpretive guidance consistent with current authoritative  accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the incorporation of certain sections of the staff’s FAQ document on revenue recognition into Topic 13.  The application of this revised guidance has not had a significant impact on the Company’s consolidated financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 provides guidance for identifying a controlling interest in a variable interest entity (“VIE”) established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. On December 24, 2003, the FASB completed deliberations of the proposed modifications to FIN No. 46 (“Revised Interpretation”); the decisions reached include:

(1)              Deferral of the effective date;

(2)              Provisions for additional scope exceptions for certain other variable interests; and

(3)              Clarification of the impact of troubled debt restructurings on the requirement with respect to VIEs.

Based on the Board’s decisions, all public companies must apply the provisions of FIN No.46 or the Revised Interpretation to variable interests in a special purpose entity (“SPE”) created before February 1, 2003 no later than periods ending after December 15, 2003. Companies are required to apply the revised provisions to variable interests in non-SPEs held in the entity no later than the end of the first interim or annual reporting period ending after March 15, 2004. The Company believes that the provisions of FIN No. 46 will not have a significant impact on its consolidated financial position or results of operations.

ITEM 3:

NBTY, INC. AND SUBSIDIARIES

QUANTITATIVE and QUALITATIVE  DISCLOSURES

ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk:

The Company is subject to currency fluctuations, primarily with respect to the British Pound and the Euro, and interest rate risks that arise from normal business operations. The Company regularly assesses these risks. As of December 31, 2003, the Company had not entered into any hedging transactions.

To manage the potential loss arising from changing interest rates and its impact on long-term debt, the Company’s policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments.

ITEM 4:

NBTY, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded, based on their respective evaluations at the end of the period covered by this Report, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective for recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, the information required to be disclosed in the reports filed by the Company under the Exchange Act. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

NBTY, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position or results of its operations.

As discussed in the 10-K, the Company and Rexall were involved in certain class actions in various states involving nutrition bars.  All but one of these cases (a California state court action against Rexall) have been settled.  The settlements of these actions provided for, among other things, the payment of legal fees and donation of the Company’s products.  The Company had previously accrued for these expenses.  The one nutrition bar case that remains pending is scheduled for trial on August 2, 2004.  The Company believes that this case is without merit and intends to vigorously defend against the claims asserted.  However, at this stage in the case, no determination can be made as to its final outcome, nor can its materiality be accurately ascertained.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits
Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K during the quarter ended December 31, 2003.

*  On November 12, 2003, the Company filed a current report on Form 8-K to accompany its press release announcing its fiscal fourth quarter and fiscal year 2003 earnings results and its press release updating its fiscal fourth quarter and fiscal year 2003 results.

*  On December 15, 2003, the Company filed a current report on Form 8-K/A amending the Form 8-K filed on August 5, 2003, to incorporate pro forma consolidated financial information relating to the acquisition of Rexall Sundown, Inc.

* On December 23, 2003, the Company filed a current report on Form 8-K attaching an Amendment and Restatement, dated as of December 19, 2003, of the Credit Agreement, dated as of July 24, 2003.

NBTY, INC. and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, INC.
(Registrant)

Date:	February 3, 2004	By:	/s/ Scott Rudolph
Scott Rudolph
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	February 3, 2004	By:	/s/ Harvey Kamil
Harvey Kamil
President and Chief Financial Officer
(Principal Financial and Accounting Officer)