Form 10-Q
period 2004-03-31
NBTY INC
filed 2004-05-07
CIK 70793

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File Number 001-31788

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of May 2, 2004
Par value $.008 per share	66,734,498

NBTY, INC. and SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED MARCH 31, 2004

ITEM 1:

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars and shares in thousands)

	March 31, 2004	September 30, 2003
Assets
Current assets:
Cash and cash equivalents	$54,709	$49,349
Investments in bonds	—	4,158
Accounts receivable, less allowance for doubtful accounts of $8,077 at March 31, 2004 and $7,100 at September 30, 2003	93,128	80,829
Inventories	308,610	314,091
Deferred income taxes	37,021	37,021
Prepaid expenses and other current assets	31,902	44,736
Total current assets	525,370	530,184

Property, plant and equipment, net	298,806	298,344
Goodwill	212,722	213,362
Intangible assets, net	141,489	137,469
Other assets	17,631	16,423
Total assets	$1,196,018	$1,195,782
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,834	$12,841
Accounts payable	87,412	87,039
Accrued expenses and other current liabilities	124,994	116,029
Total current liabilities	215,240	215,909
Long-term debt	326,030	413,989
Deferred income taxes	55,092	40,213
Other liabilities	5,391	10,872
Total liabilities	601,753	680,983

Commitments and contingencies

Stockholders’ equity:

Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 66,735 shares at March 31, 2004 and 66,620 shares at September 30, 2003	534	533
Capital in excess of par	132,900	130,208
Retained earnings	434,355	369,453
	567,789	500,194
Accumulated other comprehensive income	26,476	14,605
Total stockholders’ equity	594,265	514,799
Total liabilities and stockholders’ equity	$1,196,018	$1,195,782

See accompanying notes to condensed consolidated financial statements.

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars and shares in thousands, except per share amounts)

	For the three months ended March 31,
	2004	2003

Net sales	$439,594	$277,824

Costs and expenses:
Cost of sales	213,248	124,679
Discontinued product charge	—	6,000
Catalog printing, postage and promotion	19,322	16,782
Selling, general and administrative	138,294	99,170

	370,864	246,631

Income from operations	68,730	31,193

Other income (expense):
Interest	(6,759)	(3,774)
Miscellaneous, net	540	2,274

	(6,219)	(1,500)

Income before income taxes	62,511	29,693

Provision for income taxes	21,254	10,082

Net income	$41,257	$19,611

Net income per share:
Basic	$0.62	$0.30
Diluted	$0.60	$0.29

Weighted average common shares outstanding:
Basic	66,730	66,261
Diluted	69,098	68,323

See accompanying notes to condensed consolidated financial statements.

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars and shares in thousands, except per share amounts)

	For the six months ended March 31,
	2004	2003

Net sales	$824,647	$519,228

Costs and expenses:
Cost of sales	406,134	231,359
Discontinued product charge	—	6,000
Catalog printing, postage and promotion	39,459	30,637
Selling, general and administrative	268,665	192,546

	714,258	460,542

Income from operations	110,389	58,686

Other income (expense):
Interest	(13,564)	(7,820)
Miscellaneous, net	2,047	3,513

	(11,517)	(4,307)

Income before income taxes	98,872	54,379

Provision for income taxes	33,970	18,145

Net income	$64,902	$36,234

Net income per share:
Basic	$0.97	$0.55
Diluted	$0.94	$0.53

Weighted average common shares outstanding:
Basic	66,686	66,216
Diluted	68,997	68,205

See accompanying notes to condensed consolidated financial statements.

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED SEPTEMBER 30, 2003 AND

SIX MONTHS ENDED MARCH 31, 2004

(Unaudited)

(Dollars and shares in thousands)

	Common Sotock		Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Total Comprehensive Income

	Number of Shares	Amount

Balance, September 30, 2002	66,322	$529	$126,283	$287,868	$4,577	$419,257

Components of comprehensive income
Net income				81,585		81,585	$81,585
Foreign currency translation adjustment					9,980	9,980	9,980
Change in net unrealized gain on available-for-sale investments					48	48	48
							$91,613
Shares issued and contributed to ESOP	100	1	1,710			1,711
Exercise of stock options	198	3	1,143			1,146
Tax benefit from exercise of stock options			1,072			1,072
Balance, September 30, 2003	66,620	533	130,208	369,453	14,605	514,799

Components of comprehensive income
Net income				64,902		64,902	$64,902
Foreign currency translation adjustment, net of taxes					11,871	11,871	11,871
							$76,773
Shares issued and contributed to ESOP	100	1	2,472			2,473
Exercise of stock options	15		88			88
Tax benefit from exercise of stock options			132			132
Balance, March 31, 2004	66,735	$534	$132,900	$434,355	$26,476	$594,265

See accompanying notes to condensed consolidated financial statements.

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the six months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$64,902	$36,234
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/(gain) on disposal/sale of property, plant and equipment	492	(962)
Depreciation and amortization	31,258	21,752
Foreign currency transaction gain	(240)	(906)
Amortization of deferred financing costs	1,812	394
Amortization of bond discount	62	62
Allowance for doubtful accounts	977	98
Compensation expense for ESOP	2,473	855
Tax benefit from exercise of stock options	132	113
Changes in assets and liabilities:
Accounts receivable	(12,417)	(4,436)
Inventories	9,905	(6,877)
Prepaid expenses and other current assets	16,444	(7,251)
Other assets	367	59
Accounts payable	(3,597)	7,426
Accrued expenses and other liabilities	1,286	120

Net cash provided by operating activities	113,856	46,681

Cash flows from investing activities:
Purchase of property, plant and equipment	(21,916)	(17,686)
Proceeds from sale of property, plant and equipment	83	1,293
Proceeds from sale of investment in bonds	4,158	—
Cash paid for acquisitions, net of cash acquired	—	(14,786)
Release of cash held in escrow	—	2,403

Net cash used in investing activities	(17,675)	(28,776)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(98,027)	(11,616)
Payments for debt issuance costs	(500)	—
Proceeds from stock options exercised	88	176

Net cash used in financing activities	(98,439)	(11,440)

Effect of exchange rate changes on cash and cash equivalents	7,618	1,080

Net increase in cash and cash equivalents	$5,360	$7,545

Cash and cash equivalents at beginning of period	49,349	26,229

Cash and cash equivalents at end of period	$54,709	$33,774

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,798	$8,218
Cash paid during the period for income taxes	$16,780	$15,480

See accompanying notes to condensed consolidated financial statements.

NBTY, INC. and SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts and number of stores)

1.     Principles of consolidation and basis of presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2004 and September 30, 2003 and for the three and six months ended March 31, 2004 and March 31, 2003 include the accounts of NBTY, Inc. and Subsidiaries (“NBTY” or the “Company”) after elimination of all significant intercompany accounts and transactions.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included.

Operating results for the three and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004 or for any other period. The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (“10-K”).

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

Stock-based compensation

The Company has elected to continue to measure compensation for stock options issued to its employees and outside directors pursuant to APB No. 25 under the intrinsic value method.  The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.  The adoption of SFAS No. 148, during fiscal 2003, did not have a material impact on the Company’s consolidated financial position or results of operations.  There were no grants during the six months ended March 31, 2004 or March 31, 2003, and all previously issued options are fully vested; therefore, the pro forma and actual net income and related EPS are the same as amounts reported.

Foreign currency

The financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for revenues, expenses, gains and losses.  Foreign currency transaction gains and losses are charged or credited to income as incurred. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders’ equity.

Reclassifications

Certain reclassifications have been made to conform prior year amounts to the current year presentation.

New accounting developments

In December 2003, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.  SAB 104, which was effective upon issuance, updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the incorporation of certain sections of the staff’s Frequently Asked Question (“FAQ”) document on revenue recognition into Topic 13.  The application of this revised guidance has not had a significant impact on the Company’s consolidated financial position, results of operations, or disclosure requirements.

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

Based on the Board’s decisions, all public companies must apply the provisions of FIN No. 46 or the Revised Interpretation to variable interests in a special purpose entity (“SPE”) created before February 1, 2003 no later than periods ending after December 15, 2003. The Company adopted the revised provisions of FIN No. 46 during the quarter ended March 31, 2004.  The Company did not have to consolidate any entities as a result of adopting this Interpretation. Therefore the adoption of this standard did not impact its consolidated financial position, results of operations, or disclosure requirements.

2.     Acquisitions

Fiscal 2003 Acquisitions

Rexall

On July 25, 2003, NBTY acquired all of the issued and outstanding capital stock of Rexall Sundown, Inc. (“Rexall”) for $250,000 in cash (subject to adjustment based upon finalization of working capital balances at date of closing) from Numico USA, Inc., an indirect subsidiary of Royal Numico N.V., through the acquisition of certain partnership and limited liability company interests.  The acquisition was financed by a new senior credit facility (see Note 8).  The Company also incurred approximately $7,000 of direct transaction costs for a total purchase price of approximately $257,000.  Additionally, finance related costs of approximately $7,500 were paid to secure the financing for this acquisition which will be amortized until its maturity, which approximates six years.

The Company has retained essential Rexall employees consisting of product development, sales and service personnel. Management believes the transaction complements NBTY’s existing wholesale products and provides NBTY with an enhanced sales infrastructure and additional manufacturing capacity.  Rexall’s portfolio of nutritional supplement brands includes Rexall®, Sundown®, Osteo Bi-Flex®, Carb Solutions®, MET-Rx® and WORLDWIDE Sport Nutrition®.  Rexall brands contributed $81,748 and $156,658 in sales to NBTY’s wholesale segment during the three and six months ended March 31, 2004, respectively.

The Company accounted for the acquisition under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.  Under the purchase method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values was recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed were based on estimates and assumptions provided by management, and other information compiled by management, including a valuation, prepared by an independent valuation specialist that utilized established valuation techniques appropriate for the industry.   The total goodwill recognized in connection with this acquisition was $25,918, all of which relates to the wholesale segment.  None of this goodwill is expected to be deductible for tax purposes.

Although management believes that the preliminary allocation of the estimated purchase price is reasonable, the final allocation (resulting from the finalization of working capital balances) may differ significantly from the amounts reflected in the accompanying unaudited condensed consolidated financial statements.

The acquisition gave rise to the consolidation and elimination of certain Rexall personnel positions, and the Company provided certain balance sheet adjustments for the same in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.  At the closing of the acquisition, the Company anticipated headcount reductions across all areas of Rexall and, as such, included an estimated accrual for workforce reductions of approximately $12,000 comprised of severance and employee benefits. A summary of the workforce reduction accrual is outlined as follows:

	July 25, 2003 Accrual	Utilized	March 31, 2004 Accrual

Workforce reductions	$12,000	$9,422	$2,578

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

The unaudited pro forma condensed consolidated statement of operations data for the three and six months ended March 31, 2003 has been derived by combining the unaudited historical consolidated statement of operations of NBTY for the three and six months ended March 31, 2003 with the unaudited historical consolidated statement of operations of Rexall for the three and six months ended March 31, 2003.

	Three months ended March 31,		Six months ended March 31,
	2004 Actual Consolidated	2003 Pro Forma Consolidated	2004 Actual Consolidated	2003 Pro Forma Consolidated

Net sales	$439,594	$370,131	$824,647	$724,138
Net income (loss) before the cumulative effect of accounting change	$41,257	$(16,823)	$64,902	$(5,816)
Net income (loss)	$41,257	$(16,823)	$64,902	$(5,816)
Net income (loss) per share before the cumulative effect of accounting change
Basic	$0.62	$(0.25)	$0.97	$(0.09)
Diluted	$0.60	$(0.25)	$0.94	$(0.09)
Net income (loss) per share
Basic	$0.62	$(0.25)	$0.97	$(0.09)
Diluted	$0.60	$(0.25)	$0.94	$(0.09)
Weighted average common shares outstanding
Basic	66,730	66,261	66,686	66,216
Diluted	69,098	66,261	68,997	66,216

Included in Rexall’s pro forma loss from operations for the three and six months ended March 31, 2003 were non-recurring pre-tax expenses of $37,645 ($24,863 after-tax or $0.36 per diluted share) and $57,617 ($38,312 after-tax or $0.56 per diluted share), respectively. These expenses relate to charges incurred for inter-company expenses for such items as product mark-ups, litigation settlements and management stock purchase plan expenses.

De Tuinen

On May 20, 2003, the Company acquired the De Tuinen chain of retail stores from Royal Ahold N.V.  At the time of the acquisition, the De Tuinen chain operated 41 company owned stores and 24 franchised stores located throughout the Netherlands. This operation had total revenue of approximately $30,200 during 2002 and had been a wholly-owned subsidiary of the Ahold group of companies since 1991. The purchase price for this business was approximately $14,551 in cash.  This acquisition contributed $9,199 and $20,670 in sales and a $1,084 and $1,272 operating loss for the three and six months ended March 31, 2004, respectively.

Health & Diet Group (“GNC (UK)”) and FSC Wholesale (“FSC”)

On March 10, 2003, the Company acquired Health & Diet Group Ltd. and the FSC wholesale business from Royal Numico N.V.  At the time of the acquisition, Health & Diet Group owned and operated 49 GNC stores in the U.K.  FSC is a Manchester, U.K.-based wholesale operation whose products are sold to health food stores and pharmacies.  The FSC branded products include comprehensive ranges of multivitamins, single vitamins and minerals, herbal formulas, and tinctures.  These consolidated operations had total sales of approximately $57,000 during 2002. The purchase price for these businesses was approximately $16,759 in cash.   This transaction stipulates

adjustments to the purchase price for agreed upon working capital requirements and inventory valuation procedures to be performed.  This acquisition contributed $11,716 and $22,494 in sales and an $840 and $620 operating profit for the three and six months ended March 31, 2004, respectively.  GNC (UK) contributed a marginal profit, while FSC contributed a marginal loss during the six months ended March 31, 2004.

Pro forma financial information related to De Tuinen, GNC (UK) and FSC are not provided as their operations were not significant individually or in the aggregate to NBTY as a whole.  Such acquisitions were funded with internally generated cash.

3.     Comprehensive income

Total comprehensive income for the Company includes net income, the effects of foreign currency translation and unrealized gains on available-for-sale securities, which are charged or credited to the cumulative other comprehensive income account within stockholders’ equity. Total comprehensive income for the three and six months ended March 31, 2004 and 2003 is as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2004	2003	2004	2003

Net income	$41,257	$19,611	$64,902	$36,234
Changes in:
Unrealized holding gains	—	(455)	—	(182)
Foreign currency translation adjustments	(6,484)	(5,539)	11,871	(1,871)

Total comprehensive income	$34,773	$13,617	$76,773	$34,181

Accumulated other comprehensive income, which is classified as a separate component of stockholders’ equity, is comprised of net gains on foreign currency translation of $26,476 and $14,605 at March 31, 2004 and September 30, 2003, respectively.

Prior to January 1, 2004, the Company had not recorded deferred taxes relating to accumulated other comprehensive income.  During the quarter ended March 31, 2004, the Company recorded a deferred tax liability of $15,087 relating to accumulated other comprehensive income at March 31, 2004.  Of this amount, $6,663 related to other comprehensive income earned during the quarter ended December 31, 2003 and $5,302 related to other comprehensive income earned during prior years.

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

5.     Inventories

The components of inventories are as follows:

	March 31, 2004	September 30, 2003

Raw materials	$116,314	$118,371
Work-in-process	9,073	9,555
Finished goods	183,223	186,165
	$308,610	$314,091

6.     Earnings per share (EPS)

Basic EPS computations are based on the weighted average number of common shares outstanding during the three and six month periods ended March 31, 2004 and March 31, 2003.  Diluted EPS includes the dilutive effect of outstanding stock options, as if exercised.  The following is a reconciliation between basic and diluted EPS:

	For the three months ended March 31,		For the six months ended March 31,
	2004	2003	2004	2003
Numerator:
Numerator for basic EPS - income available to common stockholders	$41,257	$19,611	$64,902	$36,234
Numerator for diluted EPS - income available to common stockholders	$41,257	$19,611	$64,902	$36,234

Denominator:
Denominator for basic EPS - weighted-average shares	66,730	66,261	66,686	66,216
Effect of dilutive securities - Stock options	2,368	2,062	2,311	1,989
Denominator for diluted EPS - weighted-average shares	69,098	68,323	68,997	68,205

Net EPS:
Basic EPS	$0.62	$0.30	$0.97	$0.55

Diluted EPS	$0.60	$0.29	$0.94	$0.53

7.     Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired.  Goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead are tested for impairment at least annually.  The Company measures impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its current business model or another valuation technique.  Other definite lived intangibles are amortized on a straight-line basis over periods not exceeding 20 years.  The carrying amount of acquired intangible assets as of March 31, 2004 and September 30, 2003 is as follows:

	March 31, 2004		September 30, 2003
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)

Definite lived intangible assets
Brands	$79,104	$2,720	$78,000	$650	10 - 20
Customer lists	61,920	22,173	61,368	19,843	2 - 15
Private label relationships	11,500	383	11,500	96	20
Trademarks and licenses	9,683	2,333	2,414	2,399	2 - 20
Patents	5,000	175	5,000	44	19
Covenants not to compete	2,605	2,339	2,605	2,186	3 - 5
	169,812	30,123	160,887	25,218
Indefinite lived intangible asset
Trademark	1,800	—	1,800	—
Total intangible assets	$171,612	$30,123	$162,687	$25,218

The changes in the carrying amount of goodwill by segment for the six month period ended March 31, 2004, are as follows:

	Wholesale	Retail/ United States	Retail/ Europe	Direct Response/ Puritan’s Pride	Consolidated

Balance at September 30, 2003	$38,929	$7,588	$151,648	$15,197	$213,362

Fair value adjustments during period	(8,119)	—	(7,995)	—	(16,114)
Foreign currency translation	—	—	15,474	—	15,474
Balance at March 31, 2004	$30,810	$7,588	$159,127	$15,197	$212,722

The goodwill associated with the acquisitions during the prior twelve months is subject to revision based on the finalization of working capital balances.  Goodwill adjustments during the first six months of fiscal 2004 relate to re-allocations of net excess purchase price to assets acquired and liabilities assumed in connection with the fiscal 2003 acquisitions.   Such decreases to goodwill include adjustments to fair value of intangibles $9,200, adjustments to fair value of insurance costs $5,200, adjustments to fair value of other liabilities of $5,100, offset by re-allocations of net excess purchase price to assets acquired and liabilities assumed of approximately $2,917 and additional direct costs paid of approximately $469.

Aggregate amortization expense of intangible assets for the six months ended March 31, 2004 and 2003 was approximately $5,712 and $2,430, respectively.

Estimated amortization expense, assuming no changes in the Company’s intangible assets, for each of the five succeeding fiscal years, beginning with fiscal 2004, is $10,603 (2004), $10,233 (2005), $10,059 (2006), $9,827 (2007) and $9,782 (2008).

8.             Debt

On July 25, 2003, the Company entered into a new Credit and Guarantee Agreement (“CGA”) comprised of $375,000 Senior Secured Credit Facilities. This CGA consisted of a $100,000 Revolving Credit Facility, a $50,000 Term Loan A and a $225,000 Term Loan B. Terms of the new CGA were in many instances similar to the previous one. On December 19, 2003, the Company refinanced $224,000 of Term B loans outstanding under its July 2003 credit agreement with a new class of Term C loans on more favorable terms of LIBOR plus 2%.  The Company fully repaid Term Loan A during the fiscal second quarter ended March 31, 2004.  Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin.  At March 31, 2004 the annual borrowing rate for Term Loan C approximated 3.1%, and $174,315 remained outstanding.  The Company also has a $100,000 Revolving Credit Facility maintained by the Company under its Credit & Guarantee Agreement (“CGA”), which the Company has not drawn upon to date.  No borrowings were outstanding under the Revolving Credit Facility at March 31, 2004.  Costs of approximately $500 were paid in connection with this debt refinancing, which will be amortized until Term C’s maturity, which approximates six years.

9.             Income Taxes

The Company’s income tax expense is impacted by a number of factors, including the international tax structure developed, state tax rates in the jurisdictions where the Company conducts business, and the Company’s ability to utilize state tax credits that will begin to expire in 2013. The effective income tax rate for the six months ended March 31, 2004 was 34.4%, compared to 33.4% for the prior comparable period.  The effective income tax rates were less than the U.S. federal statutory tax rate primarily due to the enhanced tax structure of foreign subsidiaries.   These tax structures should also continue to impact future fiscal years and therefore the Company’s overall effective income tax rate will vary.

10.          Segment Information

The Company is organized by sales segments on a worldwide basis.  The Company’s management reporting system evaluates performance based on a number of factors; however, the primary measures of performance are the sales and pre-tax operating income or loss (prior to corporate allocations) of each segment, as this is the key performance indicator reviewed by management.  Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items.  Such unallocated expenses remain within corporate.  Corporate also includes the manufacturing assets of the Company and, accordingly, items associated with these activities, such as the discontinued product charge (recorded during the six months ended March 31, 2003) remain unallocated in the corporate segment.  The European Retail operation does not include the impact of any intercompany transfer pricing. The accounting policies of all of the operating segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the 10-K.

The Company reports four segments: Wholesale; Retail: United States; Retail: Europe; and Direct Response/Puritan’s Pride.  All of the Company’s products fall into one of these four segments. The Wholesale segment is comprised of several divisions each targeting specific market groups which include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers. The Retail: United States segment generates revenue through the sales in its 545 owned and operated Vitamin World stores of proprietary brand and third-party products.  The Retail: Europe segment generates revenue through its 573 Company-operated stores and 26 franchise stores.  Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.  The Direct Response/Puritan’s Pride segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail or by phoning customer service representatives in New York, Illinois and the United Kingdom.

The following table represents key financial information of the Company’s business segments:

	For the three months ended March 31,		For the six months ended March 31,
	2004	2003	2004	2003
Wholesale:
Revenue	$189,425	$84,850	$368,620	$158,967
Operating income	40,999	17,950	71,007	32,154
Depreciation and amortization	2,764	242	5,442	452
Identifiable assets, at end of period	340,204	52,571	340,204	52,571
Capital expenditures	462	74	618	153

Retail:
United States
Revenue	$56,100	$53,556	$109,511	$103,819
Operating income (loss)	1,193	1,093	1,390	(562)
Depreciation and amortization	3,027	3,000	6,186	5,936
Identifiable assets, at end of period	60,617	65,617	60,617	65,617
Capital expenditures	2,272	613	3,677	1,111
Locations open at end of period	545	540	545	540

Europe
Revenue	$123,416	$87,089	$240,466	$169,702
Operating income	29,683	23,069	55,982	45,360
Depreciation and amortization	3,394	2,373	5,900	4,538
Identifiable assets, at end of period	349,123	275,211	349,123	275,211
Capital expenditures	5,005	2,255	9,065	3,768
Locations open at end of period	599	524	599	524

Direct Response/Puritan’s Pride:
Revenue	$70,653	$52,329	$106,050	$86,740
Operating income	23,418	13,958	32,686	24,973
Depreciation and amortization	1,393	1,601	2,808	2,938
Identifiable assets, at end of period	81,588	80,140	81,588	80,140
Capital expenditures	47	255	54	494

Corporate:
Corporate expenses	$(26,563)	$(18,877)	$(50,676)	$(37,239)
Discontinued product charge	—	(6,000)	—	(6,000)
Depreciation and amortization - manufacturing	3,882	2,606	7,742	5,206
Depreciation and amortization - other	1,619	1,375	3,180	2,682
Corporate manufacturing identifiable assets, at end of period	364,486	314,162	364,486	314,162
Capital expenditures - manufacturing	1,963	1,597	2,866	2,270
Capital expenditures - other	3,212	1,570	5,636	9,890

Consolidated totals:
Revenue	$439,594	$277,824	$824,647	$519,228
Operating income	68,730	31,193	110,389	58,686
Depreciation and amortization	16,079	11,197	31,258	21,752
Identifiable assets, at end of period	1,196,018	787,701	1,196,018	787,701
Capital expenditures	12,961	6,364	21,916	17,686

Foreign subsidiaries accounted for approximately 30% of net revenues, 29% of total assets and 11% of total liabilities as of March 31, 2004 and approximately 33%, 34% and 15%, respectively, as of March 31, 2003.

11.          Discontinued Product Charge

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

NBTY is a leading vertically integrated U.S. manufacturer and distributor of a broad line of high-quality, value-priced nutritional supplements in the United States and throughout the world. The Company markets approximately 1,500 products under several brands, including Nature’s Bounty®, Vitamin World®, Puritan’s Pride®, Holland & Barrett®, Rexall®, Sundown®, CarbSolutions™, MET-Rx®, GNC (UK)®, CarbWise™ and American Health®.

NBTY markets its products through four distribution channels: (i) Wholesale: wholesale distribution to drug store chains, supermarkets, discounters, independent pharmacies, and health food stores, (ii) U.S. Retail: Vitamin World and Nutrition Warehouse retail stores in the U.S., (iii) European Retail: Holland & Barrett, Nature’s Way, GNC (UK), and DeTuinen retail stores in the U.K., Ireland, and the Netherlands, and (iv) Direct Response: Puritan’s Pride sales via catalogs and Internet. During the fiscal second quarter 2004 Vitamin World opened 5 new stores, closed 3 stores and at the end of the quarter operated 545 stores.  During the same period, the Company’s European retail division opened 6 new stores, closed 3 stores and at the end of the quarter operated 599 stores in the UK, Ireland and the Netherlands.

The Company recognizes revenues from products delivered when risk of loss and title transfers to its customers, and with respect to its own retail stores, upon the sale of products. Net sales are net of all discounts, allowances, returns and credits. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. Gross margins are affected by, among other things, changes in the relative sales mix among the Company’s four distribution channels, as well as gross margins of acquired entities. Historically, gross margins from the Company’s direct response/e-commerce and retail sales have typically been higher than gross margins from wholesale sales.

Forward Looking Statements:

Information contained in this form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. All of these forward-looking statements, which can be identified by the use of terminology such as “subject to,” “believe,” “expects,” “may,” “will,” “should,” “can,” or “anticipates,” or the negative thereof, or variations thereon, or comparable terminology, or by discussions of strategy which, although believed to be reasonable, are inherently uncertain. Factors which may materially affect such forward-looking statements include: (i) slow or negative growth in the nutritional supplement industry; (ii) interruption of business or negative impact on sales and earnings due to acts of war, terrorism, bio-terrorism, civil unrest or disruption of mail service; (iii) adverse publicity regarding nutritional supplements; (iv) inability to retain customers of companies (or mailing lists) recently acquired; (v) increased competition; (vi) increased costs; (vii) loss or retirement of key members of management; (viii) increases in the cost of borrowings and unavailability of additional debt or equity capital; (ix) unavailability of, or inability to consummate, advantageous acquisitions in the future, including those that may be subject to bankruptcy approval or the inability of NBTY to integrate acquisitions into the mainstream of its business; (x) changes in general worldwide economic and political conditions in the markets in which NBTY may compete from time to time; (xi) the inability of NBTY to gain and/or hold market share of its customers; (xii) unavailability of electricity in certain geographical areas; (xiii) the inability of NBTY to obtain and/or renew insurance; (xiv) exposure to and expense of defending and resolving, product liability claims and other litigation; (xv) the ability of NBTY to successfully implement its business strategy; (xvi) the inability of NBTY to manage its retail, wholesale, manufacturing and other operations efficiently; (xvii) consumer acceptance of NBTY’s products; (xviii) the inability of NBTY to renew leases on its retail locations; (xix) inability of NBTY’s retail stores to attain or maintain profitability; (xx) the absence of clinical trials for many of NBTY’s products; (xxi) sales and earnings volatility and/or trends; (xxii) the efficacy of NBTY’s Internet and on-line sales and marketing; (xxiii) fluctuations in foreign currencies, including the British Pound and the Euro; (xxiv) import-export controls on sales to foreign countries; (xxv) the inability of NBTY to secure favorable new sites for, and delays in opening, new retail locations; (xxvi) introduction of new federal, state, local or foreign legislation or regulation or adverse determinations by regulators anywhere in the world (including the banning of products) and more particularly the Food Supplements Directive and the Traditional Herbal Medicinal Products Directive in Europe; (xxvii) the mix of NBTY’s products and the profit margins thereon; (xxviii) the availability and pricing of raw materials; (xxix) risk factors discussed in NBTY’s filings with the U.S. Securities and Exchange Commission; and (xxx) other factors beyond NBTY’s control.

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

Results of Operations:

The following table sets forth income statement data of the Company and its percentage of net sales for the periods indicated:

	For the three months ended March 31,		For the three months ended March 31,
	2004	% of net sales	2003	% of net sales	Change

Net sales	$439,594	100%	$277,824	100%	$161,770

Costs and expenses:
Cost of sales	213,248	48.5%	124,679	44.9%	88,569
Discontinued product charge	—	—	6,000	2.2%	(6,000)
Catalog printing, postage and promotion	19,322	4.4%	16,782	6.0%	2,540
Selling, general and administrative	138,294	31.5%	99,170	35.7%	39,124

	370,864	84.4%	246,631	88.8%	124,233

Income from operations	68,730	15.6%	31,193	11.2%	37,537

Other income (expense):
Interest	(6,759)	-1.5%	(3,774)	-1.4%	(2,985)
Miscellaneous, net	540	0.1%	2,274	0.8%	(1,734)

	(6,219)	-1.4%	(1,500)	-0.5%	(4,719)

Income before income taxes	62,511	14.2%	29,693	10.7%	32,818

Provision for income taxes	21,254	4.8%	10,082	3.6%	11,172

Net income	$41,257	9.4%	$19,611	7.1%	$21,646

For the three month period ended March 31, 2004 compared to the three month period ended March 31, 2003:

Net sales.   Net sales in the second quarter ended March 31, 2004 were $439,594, compared with $277,824 for the prior comparable period, an increase of $161,770 or 58.2%. The $161,770 increase is comprised of the following:

	Three months ended March 31,		Dollar Increase	Percent Increase
	2004	2003	2004 vs. 2003	2004 vs. 2003

Wholesale	$189,425	$84,850	$104,575	123.2%

U.S. Retail / Vitamin World	56,100	53,556	2,544	4.8%

European Retail / Holland & Barrett / GNC	123,416	87,089	36,327	41.7%

Direct Response / Puritan’s Pride	70,653	52,329	18,324	35.0%

Total	$439,594	$277,824	$161,770	58.2%

The US Nutrition wholesale division, which operates Nature’s Bounty and Rexall, increased its net sales primarily due to the acquisition of the Rexall product lines ($81,748), such as Osteo Bi-Flex®, MET-Rx®, WORLDWIDE Sport Nutrition®, Sundown® and Carb Solutions®. The Company has maintained Rexall’s retail shelf space and optimizes that space by replacing slow-moving Rexall products with faster-selling reformulated Rexall products, as well as Nature’s Bounty premium products.  Additionally, wholesale net sales increases resulted from increased sales to the mass market, drug chains and supermarkets.  Products such as Flex-a-min®, Knox NutraJoint® and CarbWise™ continue to help the Company strengthen its leading market position.  The Company continues to obtain new customer accounts and to increase its wholesale presence in the nutritional supplement marketplace.  Consumer sales information obtained from the Company’s Vitamin World retail stores and Puritan’s Pride direct-response/e-commerce operations are used to provide its mass-market customers with timely and vital data and analyses to drive sales.  The Company continues to respond to consumer preferences and to monitor the market for trends and ideas, and these efforts have translated into increased sales.  Two customers of the wholesale division represented, individually, more than 10% of the wholesale segment net sales for the three month period ended March 31, 2004 and for the prior comparable period.  While no one customer represented, individually, more than 10% of consolidated net sales, the loss of either of these two customers may have a material adverse effect on the wholesale segment if the Company is unable to replace such customer(s).

U.S. retail net sales increased due to the success of the Savings Passport Program, a customer loyalty program.  The number of customers in the Savings Passport Program increased approximately 1.2 million to 4.5 million customers as compared to 3.3 million customers at the comparable prior period.   Same store sales for stores open more than one year increased 3.8% (or $1,993).  Vitamin World operations achieved profitability in the current fiscal second quarter and EBITDA (as defined below) increased $127 to $4,220 from $4,093 from the fiscal second quarter a year ago. During the current fiscal second quarter of 2004,  Vitamin World opened 5 new stores, closed 3 stores and at the end of the quarter operated 545 stores. The Company operated 540 stores in the U.S as of March 31, 2003.

European retail net sales increases were directly attributable to (1) the GNC (UK) ($10,160) and De Tuinen ($9,199) acquisitions that the Company completed in fiscal 2003 (50 GNC stores in the UK and 67 DeTuinen stores in the Netherlands were in operation at March 31, 2004) and (2) an increase in Holland & Barrett’s same store sales for stores open more than one year of 20.8% (or $16,875).  These results include the positive effect of a strong British Pound ($11,944 or 14.7%).  During the fiscal second quarter of 2004, the Company’s European retail division opened 6 new stores, closed 3 stores and at the end of the quarter operated 599 stores in the UK, Ireland and the Netherlands. The Company operated 524 in the U.K./Ireland as of March 31, 2003.

Direct Response/ Puritan’s Pride net sales increased as a result of the Company’s catalog promotion strategy, enhanced appearance of the Company’s catalogs, and the Company’s ability to more effectively target market its customer base.  During the fiscal second quarter, the Company shipped 63,000 more orders than in the prior like quarter, and average order size increased $14 to $79 from $65.  In addition, Puritan’s Pride on-line net sales increased 58% for the fiscal second quarter and comprised 20% of the Direct Response’s segment net sales for this fiscal second quarter, reflecting the growing popularity of shopping on-line.

Cost of sales.   Cost of sales in the second quarter ended March 31, 2004 were $213,248 or 48.5% as a percentage of net sales, compared to $130,679, or 47.1% for the prior comparable period.  Overall, gross profit as a percentage of net sales decreased 1.5% to 51.5% in the second quarter ended March 31, 2004 as compared to 53.0% for the prior comparable period.  Gross profit as a percentage of net sales by segment is as follows:

	GROSS PROFIT BY SEGMENT
	Three months ended March 31,		Percent Change
	2004	2003	2004 vs. 2003

Wholesale	39.2%	41.1%	-1.9%

U.S. Retail / Vitamin World	59.5%	59.1%	0.4%

European Retail / Holland & Barrett / GNC	61.5%	62.7%	-1.2%

Direct Response / Puritan’s Pride	60.7%	61.1%	-0.4%
Total (without discontinued product charge)	51.5%	55.2%	-3.7%

Discontinued product charge	0.0%	-2.2%	2.2%
Total	51.5%	53.0%	-1.5%

The wholesale segment’s gross profit decreased 1.9% to 39.2% from 41.1% as a percentage of net sales, primarily due to lower gross profit contributions from Rexall’s product lines (34.4%).  The gross profit was also affected by changes in product mix and an increase in sales incentives and promotion costs classified as reductions in gross sales. The U.S. retail gross profit increased 0.4% to 59.5% from 59.1% as a percentage of net sales, primarily due to the Company’s introduction of new higher gross margin items and the stores selling more in-house manufactured product.  The European retail gross profit decreased 1.2% to 61.5% from 62.7% as a percentage of net sales primarily as a result of the recent acquisitions of GNC (UK) and De Tuinen, which historically experienced lower gross profit margins.  Both these operations reported gross profit of 48.6%, thereby affecting the European retail gross margin during the current quarter. Without these newly-acquired operations, gross profit as a percentage of sales would have increased 0.5% to 63.9% from 63.4% as compared to the prior period.  Direct Response/ Puritan’s Pride gross profit decreased 0.4% to 60.7% from 61.1% as a percentage of net sales.  The gross profit was affected by varied catalog promotions the Company ran in the second quarter ended March 31, 2004 which did not run in the prior comparable period.  The Company also modified its promotional strategy to identify, target and aggressively add new customers to its mailing lists. The Company’s overall strategy is to improve margins by introducing new products which traditionally have a higher gross profit and by continuing to increase in-house manufacturing while decreasing the use of outside suppliers.

Catalog printing, postage, and promotion.  Catalog printing, postage, and promotion expenses were $19,322 in the second quarter ended March 31, 2004, compared with $16,782 in the prior comparable period, an increase of $2,540. Such advertising expenses as a percentage of net sales were 4.4% for the second quarter ended March 31, 2004 as compared to 6.0% for the prior comparable period. Of the $2,540 increase, $1,874 was attributable to the increase in promotions for products, mainly via television, magazines, newspapers and mailing programs and $666 attributable to an increase in catalog printing costs. The wholesale segment promotion and media increased $1,460 primarily due to advertising expenses incurred for Rexall related products ($3,490) offset by decreases in television advertising on NBTY related products ($2,030). Other segments’ advertising variances are as follows: Puritan’s Pride/Direct Response promotion and media increased $436, European retail promotion and media increased $870 offset by a decrease in U.S. retail advertising expenses $226.  Investments in additional advertising and sales promotions are part of the Company’s strategic effort to increase long-term growth.

Selling, general and administrative expenses.   Selling, general and administrative expenses were $138,294 in the second quarter ended March 31, 2004, an increase of $39,124 as compared with $99,170 for the prior comparable period.   As a percentage of net sales, selling, general and administrative expenses were 31.5% for the second quarter ended March 31, 2004 and 35.7% for the prior comparable period.  Of the $39,124 increase, $15,710 was attributable to increased payroll costs mainly associated with business acquisitions and general salary increases, $6,885 to increased rent expense and additional European retail stores, $3,951 to increased freight costs mainly resulting from the increase in sales and the Company’s efforts to generate faster product delivery to customers, $3,622 to increased depreciation and amortization expense as a result of acquisitions and an increase in capital expenditures and $2,446 to increased insurance costs mainly associated with an increase in general insurance rates.  Of the $39,124 increase in selling, general and administrative cost, $4,554 was attributed to the foreign exchange translation.  The increase in the selling, general and administrative expenses by segment are as follows: Wholesale $14,828, European retail $13,746, U.S retail $1,842, Puritan’s Pride/Direct Response $1,038 and an increase in unallocated corporate expenses of $7,670.

Interest expense.   Interest expense was $6,759 in the second quarter ended March 31, 2004, an increase of $2,985 compared with interest expense of $3,774 for the prior comparable period. Interest expense increased due to increased borrowings under a new credit agreement entered into by the Company in conjunction with the Rexall acquisition.   On July 25, 2003, the Company entered into a new Credit and Guarantee Agreement (“CGA”) comprised of $375,000 Senior Secured Credit Facilities. The new CGA consisted of a $100,000 Revolving Credit Facility, a $50,000 Term Loan A and a $225,000 Term Loan B. On December 19, 2003, the Company refinanced $224,000 of Term Loan B outstanding under the CGA with a new class of Term C loans on more favorable terms, LIBOR plus 2%.  The Company fully repaid Term Loan A during the fiscal second quarter.  The major components of interest expense are interest on Senior Subordinated Notes, and interest on the CGA used for acquisitions, capital expenditures and other working capital needs.

Miscellaneous, net.   Miscellaneous, net was $540 in the second quarter ended March 31, 2004, a decrease of $1,734, compared to $2,274 for the prior comparable period.  Such decrease was primarily attributable to exchange rate fluctuations ($2,093), losses on sale of property plant and equipment ($208), offset by investment income ($139).

Income Taxes.  The Company’s income tax expense is impacted by a number of factors, including the international tax structure developed, state tax rates in the jurisdictions where the Company conducts business, and the Company’s ability to utilize state tax credits that will begin to expire in 2013. The effective income tax rate for the three months ended March 31, 2004 and March 31, 2003 was 34%.  The effective income tax rates were less than the U.S. federal statutory tax rate primarily due to the enhanced tax structure of foreign subsidiaries.   These tax structures should also continue to impact future fiscal years and therefore the Company’s overall effective income tax rate will vary.

Net income.   After income taxes, the Company had net income in the second quarter ended March 31, 2004 of $41,257 (or basic and diluted earnings per share of $0.62 and $0.60, respectively), and $19,611 (or basic and diluted earnings per share of $0.30 and $0.29, respectively) in the second quarter ended March 31, 2003.  Excluding the discontinued product charge of $6,000, net income and earnings per diluted share for the fiscal second quarter of 2003 would have been $23,571 and $0.34, respectively.

Results of Operations:

The following table sets forth income statement data of the Company and its percentage of net sales for the periods indicated:

	For the six months ended March 31,		For the six months ended March 31,
	2004	% of net sales	2003	% of net sales	Change

Net sales	$824,647	100%	$519,228	100%	$305,419

Costs and expenses:
Cost of sales	406,134	49.2%	231,359	44.6%	174,775
Discontinued product charge	—	—	6,000	1.2%	(6,000)
Catalog printing, postage and promotion	39,459	4.8%	30,637	5.9%	8,822
Selling, general and administrative	268,665	32.6%	192,546	37.1%	76,119

	714,258	86.6%	460,542	88.7%	253,716

Income from operations	110,389	13.4%	58,686	11.3%	51,703

Other income (expense):
Interest	(13,564)	-1.6%	(7,820)	-1.5%	(5,744)
Miscellaneous, net	2,047	0.2%	3,513	0.7%	(1,466)

	(11,517)	-1.4%	(4,307)	-0.8%	(7,210)

Income before income taxes	98,872	12.0%	54,379	10.5%	44,493

Provision for income taxes	33,970	4.1%	18,145	3.5%	15,825

Net income	$64,902	7.9%	$36,234	7.0%	$28,668

For the six month period ended March 31, 2004 compared to the six month period ended March 31, 2003:

Net sales.   Net sales for the six month period ended March 31, 2004 were $824,647, compared with $519,228 for the prior comparable period, an increase of $305,419 or 58.8%. The $305,419 increase is comprised of the following:

	Six months ended March 31,		Dollar Increase	Percent Increase
	2004	2003	2004 vs. 2003	2004 vs. 2003

Wholesale	$368,620	$158,967	$209,653	131.9%

U.S. Retail / Vitamin World	109,511	103,819	5,692	5.5%

European Retail / Holland & Barrett / GNC	240,466	169,702	70,764	41.7%

Direct Response / Puritan’s Pride	106,050	86,740	19,310	22.3%

Total	$824,647	$519,228	$305,419	58.8%

The US Nutrition wholesale division, which operates Nature’s Bounty and Rexall, increased its net sales primarily due to the acquisition of the Rexall product lines ($156,658), such as Osteo Bi-Flex®, MET-Rx®, WORLDWIDE Sport Nutrition®, Sundown® and Carb Solutions®. These sales are net of a charge of approximately $18,000 for returns associated with Rexall’s pre-acquisition sales ($14,000 of actual returns and $4,000 of anticipated returns). The Company has maintained Rexall’s retail shelf space and optimizes that space by replacing slow-moving Rexall products with faster-selling reformulated Rexall products, as well as Nature’s Bounty premium products.  Additionally, wholesale net sales increases resulted from increased sales to the mass market, drug chains and supermarkets ($50,684) and sales contributed by the FSC acquisition ($2,311).  Products such as Flex-a-min®, Knox NutraJoint® and CarbWise™ continue to help the Company strengthen its leading market position.  The Company continues to obtain new customer accounts and to increase its wholesale presence in the nutritional supplement marketplace.  Consumer sales information obtained from the Company’s Vitamin World and Puritan’s Pride direct-response/e-commerce operations are used to provide its mass-market customers with data and analyses to drive sales.  The Company continues to respond to consumer preferences and to monitor the market for trends and ideas, and these efforts have translated into increased sales.  For the six month period ended March 31, 2004, two customers of the wholesale division represented more than 10% of the wholesale segment net sales.  For the six month period ended March 31, 2003, three customers of the wholesale division represented, individually, more than 10% of the wholesale segment net sales.   While no one customer represented, individually, more than 10% of consolidated net sales, the loss of either of these two customers may have a material adverse effect on the wholesale segment if the Company is unable to replace such customer(s).

U.S. retail net sales increased due to the success of the Savings Passport Program, a customer loyalty program.  The number of customers in the Savings Passport Program increased approximately 1.2 million to 4.5 million customers as compared to 3.3 million customers at the comparable prior period.  Same store sales for stores open more than one year increased 5.2% (or $5,274).  Vitamin World operations achieved profitability for the current fiscal six months and EBITDA (as defined below) increased $2,201 to $7,575 from $5,374 from the prior comparable six month period. During the current six months of 2004, Vitamin World opened 16 new stores, closed 4 stores and at the end of the six months operated 545 stores. The Company operated 540 stores in the U.S as of March 31, 2003.

European retail net sales increases were directly attributable to (1) the GNC (UK) ($19,195) and De Tuinen ($20,670) acquisitions that the Company completed in fiscal 2003 (50 GNC stores in the UK and 67 DeTuinen stores in the Netherlands were in operation at March 31, 2004) and (2) an increase in Holland & Barrett’s same store sales for stores open more than one year of 18.1% (or $29,066).  These results include the positive effect of a strong British Pound ($18,733 or 11.7%).  During the current fiscal six months, the Company’s European retail division opened 13 new stores, closed 3 stores and at the end of six months operated 599 stores in the UK, Ireland and the Netherlands. The Company operated 524 in the U.K./Ireland as of March 31, 2003.

Direct Response/ Puritan’s Pride net sales increased as a result of the Company’s catalog promotion strategy, enhanced appearance of the Company’s catalogs, and the Company’s ability to more effectively target market its customer base.  For the six months ended March 31, 2004, the Company shipped 85,000 more orders than in the prior comparable period, and average order size increased $9 to $72 from $63.  In addition, Puritan’s Pride on-line net sales increased 55.8% for the six month period and comprised 20% of the Direct Response segment net sales, reflecting the growing popularity of shopping on-line.

Cost of sales.   Cost of net sales for the six month period ended March 31, 2004 were $406,134 or 49.2% as a percentage of net sales, compared to $237,359, or 45.8% for the prior comparable period.  Overall, gross profit as a percentage of net sales decreased 3.5% to 50.8% for the six months ended March 31, 2004 as compared to 54.3% for the prior comparable period.  Gross profit as a percentage of net sales by segment is as follows:

	GROSS PROFIT BY SEGMENT
	Six months ended March 31,		Percent Change
	2004	2003	2004 vs. 2003

Wholesale	38.4%	41.7%	-3.3%

U.S. Retail / Vitamin World	60.2%	59.2%	1.0%

European Retail / Holland & Barrett / GNC	60.8%	62.5%	-1.7%

Direct Response / Puritan’s Pride	61.1%	62.4%	-1.3%

Total (without discontinued product charge)	50.8%	55.5%	-4.7%

Discontinued product charge	0.0%	-1.2%	1.2%

Total	50.8%	54.3%	-3.5%

The wholesale segment gross profit decreased 3.3% to 38.4% from 41.7% as a percentage of net sales, primarily due to the effect of Rexall’s sales returns ($13,000) and lower gross profit contributions from Rexall’s product lines (38.1%).  The gross profit was also affected by changes in product mix and an increase in sales incentives and promotion costs classified as reductions in gross sales. The U.S. retail gross profit increased 1.0% to 60.2% from 59.2% as a percentage of net sales, primarily due to the Company selling more in-house manufactured product.  The European retail gross profit decreased 1.7% to 60.8% from 62.5% as a percentage of net sales primarily as a result of the recent acquisitions of GNC (UK) and De Tuinen, which historically experienced lower profit margins.

These operations reported gross profit of 48.3% and 45.2% respectively, thereby affecting the European retail gross margin during the current six month period. Without these newly-acquired operations, gross profit as a percentage of net sales would have increased 0.8% to 63.6% from 62.8% as compared to the prior period.  Direct Response/ Puritan’s Pride gross profit decreased 1.3% to 61.1% from 62.4% as a percentage of net sales.  The gross profit was affected by varied catalog promotions the Company ran during the six months ended March 31, 2004 which did not run in the prior comparable period.  The Company also modified its promotional strategy to identify, target and aggressively add new customers to its mailing lists. The Company’s overall strategy is to improve margins by introducing new products which traditionally have a higher gross profit and by continuing to increase in-house manufacturing while decreasing the use of outside suppliers.  During the six month periods ended March 31, 2004 and 2003, cost of sales included charges for under-absorbed factory overhead of $4,743 (of which $1,703 related to Rexall) and $4,409, respectively.

Catalog printing, postage, and promotion.  Catalog printing, postage, and promotion expenses were $39,459 during the six month period ended March 31, 2004, compared with $30,637 in the prior comparable period, an increase of $8,822. Such advertising expenses as a percentage of net sales were 4.8% during the six month period ended March 31, 2004 as compared to 5.9% for the prior comparable period. Of the $8,822 increase, $8,463 was attributable to the increase in promotions for products, mainly via television, magazines, newspapers and mailing programs and $359 attributable to an increase in catalog printing costs. The wholesale segment promotion and media increased $6,297 primarily due to advertising expenses incurred for Rexall related products ($7,945) offset by decreases in television advertising on NBTY related products ($1,648).  Other segments’ advertising variances are as follows: Puritan’s Pride/Direct Response promotion and media increased $321 and catalog costs increased $359, European retail promotion and media increased $1,952 offset by a decrease in U.S. retail advertising $107.  Investments in additional advertising and sales promotions are part of the Company’s strategic effort to increase long-term growth.

Selling, general and net administrative expenses.   Selling, general and administrative expenses were $268,665 during the six month period March 31, 2004, an increase of $76,119 as compared with $192,546 for the prior comparable period.   As a percentage of net sales, selling, general and administrative expenses were 32.6% during the six month period ended March 31, 2004 and 37.1% for the prior comparable period.  Of the $76,119 increase, $30,687 was attributable to increased payroll costs mainly associated with business acquisitions and general salary increases, $13,668 to increased rent expense and additional European retail stores, $6,975 to increased depreciation and amortization expense as a result of acquisitions and an increase in capital expenditures, $7,201 to increased freight costs mainly resulting from the increase in sales and the Company’s efforts to generate faster product delivery to customers and $4,807 to increased insurance costs mainly associated with an increase in general insurance rates.  Of the $76,119 increase in selling, general and administrative cost, $6,875 was attributed to the foreign exchange translation.  The increase in the selling, general and administrative expenses by segment are as follows: Wholesale $30,082, European retail $27,666, U.S retail $2,682, Puritan’s Pride/Direct Response $2,241 and an increase in unallocated corporate expenses of $13,448.

Interest expense.   Interest expense was $13,564 for the six month period ended March 31, 2004, an increase of $5,744 compared with interest expense of $7,820 for the prior comparable period. Interest expense increased due to increased borrowings under a new credit agreement entered into by the Company in conjunction with the Rexall acquisition.   On July 25, 2003, the Company entered into a new Credit and Guarantee Agreement (“CGA”) comprised of $375,000 Senior Secured Credit Facilities. The new CGA consisted of a $100,000 Revolving Credit Facility, a $50,000 Term Loan A and a $225,000 Term Loan B. On

December 19, 2003, the Company refinanced $224,000 of Term Loan B outstanding under the CGA with a new class of Term C loans on more favorable terms, LIBOR plus 2%.  The Company fully repaid Term Loan A during the fiscal second quarter.  The major components of interest expense are interest on Senior Subordinated Notes, and interest on the CGA used for acquisitions, capital expenditures and other working capital needs.

Miscellaneous, net.   Miscellaneous, net was $2,047 during the six month period ended March 31, 2004, a decrease of $1,466, compared to $3,513 for the prior comparable period.  Such decrease was primarily attributable to decreases in net gains on sale of property plant and equipment ($1,453), investment income ($706) and exchange rate fluctuations ($129).

Income Taxes.  The Company’s income tax expense is impacted by a number of factors, including the international tax structure developed, state tax rates in the jurisdictions where the Company conducts business, and the Company’s ability to utilize state tax credits that will begin to expire in 2013. The effective income tax rate for the six months ended March 31, 2004 was 34.4%, compared to 33.4% for the prior comparable period.  The effective income tax rates were less than the U.S. federal statutory tax rate primarily due to the enhanced tax structure of foreign subsidiaries.   These tax structures should also continue to impact future fiscal years and therefore the Company’s overall effective income tax rate will vary.

Net income.   After income taxes, the Company had net income for the six months ended March 31, 2004 of $64,902 (or basic and diluted earnings per share of $0.97 and $0.94, respectively), and $36,234 (or basic and diluted earnings per share of $0.55 and $0.53, respectively) for the prior comparable period.  Excluding the discontinued product charge of $6,000, net income and earnings per diluted share for the six months ended March 31, 2003 would have been $40,230 and $0.59, respectively.

Seasonality:

The Company believes that its business is not seasonal in nature.  The Company may have higher net sales in a quarter depending upon when it has engaged in significant promotional activities.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity and capital resources are cash generated from operations.  The Company also has a $100,000 Revolving Credit Facility maintained by the Company under its Credit & Guarantee Agreement (“CGA”), which the Company has not drawn upon to date.  No borrowings were outstanding under the Revolving Credit Facility at March 31, 2004.  Please see below for further discussion regarding the Company’s CGA.

As of March 31, 2004, working capital was $310,130, compared with $314,275 as of September 30, 2003, a decrease of $4,145.  The Company is utilizing its current assets to prepay and reduce long-term debt.  The decrease in working capital was primarily due to decreases in current assets including investment in bonds, inventories and prepaid expenses.  Accounts receivable increased due to increased sales and inventory levels have been reduced. The number of average days’ sales outstanding (on wholesale sales) during the six month period ended March 31, 2004, was 45 days, compared with 53 days at March 31, 2003.  The annualized inventory turnover rate was approximately 2.61 times during the six month period ended March 31, 2004 compared with 2.0 times during the prior comparable period.  The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

Cash and cash equivalents totaled $54,709 and $49,349 at March 31, 2004 and September 30, 2003, respectively. The Company generated cash from operating activities of $113,856 and $46,681 during the six month periods ended March 31, 2004 and 2003, respectively. The overall increase in cash from operating activities during the six month period ended March 31, 2004 was mainly attributable to increased net income, decreased inventories and prepaid expenses offset by increased accounts receivable and increased frequency of payments for current liabilities.

Cash used in investing activities was $17,675 and $28,776 during the six month periods ended March 31, 2004 and 2003, respectively.  During the six month period ended March 31, 2004, cash flows used in investing activities consisted primarily of the purchase of property, plant and equipment ($21,916), partially offset by proceeds from the sale of investment in bonds ($4,158) and proceeds from sale of property, plant and equipment ($83).  During the six month period ended March 31, 2003 cash flows used in investing activities consisted primarily of net cash paid for the FSC and GNC U.K. business acquisitions ($14,786), the purchase of property, plant and equipment ($17,686), partially offset by proceeds from the sale of property, plant and equipment and intangibles ($1,293), and cash received that was previously held in escrow for the acquisitions of Global Health Sciences ($1,850) and NatureSmart ($553).

Net cash used in financing activities was $98,439 and $11,440 during the six months ended March 31, 2004 and 2003, respectively. For the six month period ended March 31, 2004 cash flows used in financing activities included principal payments under long-term debt agreements ($98,027) and payments related to debt issuance costs ($500), partially offset by proceeds from the exercise of stock options ($88). Cash used in financing activities during the six month period ended March 31, 2003 related to principal payments under long-term debt agreements ($11,616), partially offset by proceeds from the exercise of stock options ($176).

The Company believes that existing cash balances, internally-generated funds from operations, and amounts available under the CGA will provide sufficient liquidity to satisfy the Company’s working capital needs for the next 12 months and to finance anticipated capital expenditures incurred in the normal course of business and potential acquisitions.

EBITDA:  For the three month period ended March 31, 2004, the Company’s EBITDA was $85,349 compared with $44,664 for the prior comparable period, an increase of $40,685. For the six month period ended March 31, 2004, the Company’s EBITDA was $143,694, compared with $83,951 for the prior comparable period, an increase of $59,743.  The Company defines EBITDA, which is a non-GAAP financial measure, as earnings before interest, taxes, depreciation and amortization.  This non-GAAP financial measure is not prepared in accordance with generally accepted accounting principles and may be different from non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Management believes the presentation of EBITDA is relevant and useful because EBITDA is a measurement industry analysts utilize when evaluating the Company’s operating performance. Management also believes EBITDA enhances an investor’s understanding of the Company’s results of operations because it measures the Company’s operating performance exclusive of interest and non-cash charges for depreciation and amortization. Management also provides this non-GAAP measurement as a way to help investors better understand its core operating performance, enhance comparisons of the Company’s core operating performance from period to period and to allow better comparisons of the Company’s operating performance to that of its competitors. EBITDA also reflects a non-GAAP financial measure of the Company’s liquidity. Management believes EBITDA is a useful tool for certain investors and creditors for measuring the Company’s ability to meet debt service requirements. Additionally, management uses EBITDA for purposes of reviewing the results of operations on a more comparable basis. EBITDA does not represent cash flow from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered an alternative to net income under GAAP for purposes of evaluating the results of operations. EBITDA was calculated as follows:

Reconciliation of GAAP Measures to Non-GAAP Measures

(Unaudited)

	THREE MONTHS ENDED MARCH 31, 2004
	Pretax income (loss)	Depreciation and amortization	Interest	EBITDA

Wholesale	$40,999	$2,764	$—	$43,763

US Retail / Vitamin World	1,193	3,027		4,220

European Retail / Holland & Barrett / GNC	29,683	3,394		33,077

Direct Response / Puritan’s Pride	23,418	1,393		24,811

Segment Results	95,293	10,578		105,871

Corporate	(32,782)	5,501	6,759	(20,522)

Total	$62,511	$16,079	$6,759	$85,349

	THREE MONTHS ENDED MARCH 31, 2003
	Pretax income (loss)	Depreciation and amortization	Interest	EBITDA

Wholesale	$17,950	$242	$—	$18,192

US Retail / Vitamin World	1,093	3,000		4,093

European Retail / Holland & Barrett / GNC	23,069	2,373		25,442

Direct Response / Puritan’s Pride	13,958	1,601		15,559

Segment Results	56,070	7,216		63,286

Corporate	(26,377)	3,981	3,774	(18,622)

Total	$29,693	$11,197	$3,774	$44,664

Reconciliation of GAAP Measures to Non-GAAP Measures

(Unaudited)

	SIX MONTHS ENDED MARCH 31, 2004
	Pretax income (loss)	Depreciation and amortization	Interest	EBITDA

Wholesale	$71,007	$5,442	$—	$76,449

US Retail / Vitamin World	1,389	6,186		7,575

European Retail / Holland & Barrett / GNC	55,982	5,900		61,882

Direct Response / Puritan’s Pride	32,686	2,808		35,494

Segment Results	161,064	20,336		181,400

Corporate	(62,192)	10,922	13,564	(37,706)

Total	$98,872	$31,258	$13,564	$143,694

	SIX MONTHS ENDED MARCH 31, 2003
	Pretax income (loss)	Depreciation and amortization	Interest	EBITDA

Wholesale	$32,154	$452	$—	$32,606

US Retail / Vitamin World	(562)	5,936		5,374

European Retail / Holland & Barrett / GNC	45,361	4,538		49,899

Direct Response / Puritan’s Pride	24,972	2,938		27,910

Segment Results	101,925	13,864		115,789

Corporate	(47,546)	7,888	7,820	(31,838)

Total	$54,379	$21,752	$7,820	$83,951

Debt Agreements:

On July 25, 2003, the Company entered into new $375,000 Senior Secured Credit Facilities. This CGA consisted of a $100,000 Revolving Credit Facility, a $50,000 Term Loan A and a $225,000 Term Loan B. Terms of the new CGA were in many instances similar to the previous one. The proceeds were used to fund the Rexall acquisition, to refinance the prior credit facility, and to pay fees, commissions, and expenses associated therewith.  Following the closing date, the proceeds of loans borrowed under the new Revolving Facility shall be used for general corporate purposes. On December 19, 2003, the Company refinanced $224,000 of Term B loans outstanding under its July 2003 credit agreement with a new class of Term C loans on more favorable terms of LIBOR plus 2%.  Repayments permanently reduce availability of term loans.  The Company fully repaid Term Loan A during the fiscal second quarter.  Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin.  The revolving credit facility and Term Loan C are scheduled to mature on the earlier of (i) fifth anniversary of the closing date for the Revolving Credit Facility and the sixth anniversary date for Term Loan C; or (ii) March 15, 2007 if the Company’s 8-5/8% senior subordinated Notes due September 15, 2007 are still outstanding. Virtually all of the Company’s assets are collateralized under the new CGA and are subject to terms and conditions and the maintenance of various financial ratios and covenants that are typical for such facilities.

At March 31, 2004, the annual borrowing rate for Term Loan C approximated 3.1%, and $174,315 remained outstanding.  The Company is required to make quarterly principal installments under Term Loan C of approximately $561.  The Term Loan C also requires the last four quarterly principal installments to be balloon payments of approximately $53,435 beginning September 30, 2008.  The current portion of Term Loan C at March 31, 2004 was $2,244.

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

A summary of contractual cash obligations as of March 31, 2004 is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt and capital leases	$328,864	$2,834	$5,822	$313,848	$6,360
Operating leases	445,788	68,409	119,718	98,189	159,472
Purchase commitments	78,978	78,978	—	—	—
Capital commitments	15,642	11,232	4,410	—	—
Employment and consulting agreements	5,031	2,106	2,340	585	—

Total contractual cash obligations	$874,303	$163,559	$132,290	$412,622	$165,832

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

The Company was committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $78,978 at March 31, 2004.  During the six months ended March 31, 2004 no one supplier individually represented greater than 10% of the Company’s raw material purchases.  The Company does not believe that the loss of any single supplier would have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Company had approximately $2,332 in open capital commitments at March 31, 2004, primarily related to computer hardware and software.  Also, the Company has a commitment of approximately $13,310 for the construction of an automated warehouse over the next 18 months.

The Company has employment agreements with two of its executive officers.  The agreements, entered into in October 2002, have a term of 5 years and are automatically renewed each year thereafter unless either party notifies the other to the contrary.  These agreements provide for minimum salary levels and contain provisions regarding severance and changes in control of the Company.  The annual commitment for salaries to these two officers as of March 31, 2004 was approximately $1,170.  In addition, five members of Holland & Barrett’s (“H&B”) senior executive staff have service contracts terminable by the Company upon twelve months’ notice.  The aggregate commitment for such H&B executive staff as of March 31, 2004 was approximately $598.

The Company maintains a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, the founder of the Company.  The consulting fee (which is paid monthly) is fixed by the Board of Directors of the Company, provided that in no event will the consulting fee be at a rate lower than $450 per year.  In addition, Mr. Arthur Rudolph receives directors fees and certain fringe benefits accorded to executives of the Company.

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

At March 31, 2004, Moody’s Investors Service, Inc. rated the Company’s Notes as a B1, and the CGA’s implied rating as a Ba2; Standard & Poor’s rated the Notes as a B+, the CGA as a BB+, and gave the Company an overall corporate credit rating as BB.  Both credit agencies’ ratings remained unchanged from the prior period.  At March 31, 2004, the Term C Loans had not been rated by either agency.

New accounting developments:

In December 2003, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.  SAB 104, which was effective upon issuance, updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the incorporation of certain sections of the staff’s Frequently Asked Question (“FAQ”) document on revenue recognition into Topic 13.  The application of this revised guidance has not had a significant impact on the Company’s consolidated financial position, results of operations, or disclosure requirements.

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

Based on the Board’s decisions, all public companies must apply the provisions of FIN No. 46 or the Revised Interpretation to variable interests in a special purpose entity (“SPE”) created before February 1, 2003 no later than periods ending after December 15, 2003.  The Company adopted the revised provisions of FIN No. 46 during the quarter ended March 31, 2004.  The Company did not have to consolidate any entities as a result of adopting this Interpretation.  Therefore the adoption of this standard did not impact its consolidated financial position, results of operations, or disclosure requirements.

ITEM 3:

NBTY, INC. AND SUBSIDIARIES

QUANTITATIVE and QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk:

The Company is subject to currency fluctuations, primarily with respect to the British Pound and the Euro, and interest rate risks that arise from normal business operations. The Company regularly assesses these risks. As of March 31, 2004, the Company had not entered into any hedging transactions.

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

NBTY, INC. and SUBSIDIARIES

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The following propositions were approved on April 26, 2004, at NBTY, Inc.’s Annual Meeting of Stockholders:

Proposition 1:  Re-elected Directors to serve until the 2007 Annual Meeting.

	Votes for	Votes against	Total Votes
Arthur Rudolph	58,877,644	2,627,072	61,504,716
Glenn Cohen	59,156,200	2,348,516	61,504,716
Michael L. Ashner	59,209,527	2,295,189	61,504,716
Michael C. Slade	59,399,091	2,105,625	61,504,716

Proposition 2:  Ratified the appointment of Deloitte & Touche LLP as independent certified public accountants to audit the consolidated financial statements of the Company for the 2004 fiscal year.

Votes for	Votes against	Votes Abstain	Total Votes
59,423,329	873,071	1,208,316	61,504,716

Item 6. Exhibits and Reports on Form 8-K

a.               Exhibits

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.              Reports on Form 8-K during the quarter ended March 31, 2004.

•                  On January 26, 2004, the Company filed a current report on Form 8-K to accompany its press release announcing its fiscal first quarter earnings results.

•                  On February 10, 2004, the Company filed a current report on Form 8-K to accompany its press release announcing its sales results for January 2004.

•                  On March 24, 2004, the Company filed a current report on Form 8-K regarding the Company’s decision to replace PricewaterhouseCoopers LLP as its independent accountants, effective March 19, 2004, with Deloitte & Touche LLP.

NBTY, INC. and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, INC.
(Registrant)

Date: May 7, 2004	By:	/s/ Scott Rudolph
Scott Rudolph
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2004	By:	/s/ Harvey Kamil
Harvey Kamil
President and Chief Financial Officer
(Principal Financial and Accounting Officer)