Form 10-Q
period 2004-06-30
NBTY INC
filed 2004-08-06
CIK 70793

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☒  NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock Par value $.008 per share	as of July 29, 2004 66,885,288

NBTY, INC. and SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED JUNE 30, 2004

PART I.  Financial Information

ITEM 1: Financial Statements

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars and shares in thousands)

	June 30, 2004	September 30, 2003
Assets
Current assets:
Cash and cash equivalents	$50,185	$49,349
Investments in bonds	—	4,158
Accounts receivable, less allowance for doubtful accounts of $7,560 at June 30, 2004 and $7,100 at September 30, 2003	87,367	80,829
Inventories	353,381	314,091
Deferred income taxes	37,021	37,021
Prepaid expenses and other current assets	51,715	44,736
Total current assets	579,669	530,184
Property, plant and equipment, net	283,612	298,344
Goodwill	217,287	213,362
Intangible assets, net	138,968	137,469
Other assets	15,816	16,423
Total assets	$1,235,352	$1,195,782
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,247	$12,841
Accounts payable	96,965	87,039
Accrued expenses and other current liabilities	149,768	116,029
Total current liabilities	249,980	215,909
Long-term debt	307,112	413,989
Deferred income taxes	53,609	40,213
Other liabilities	6,188	10,872
Total liabilities	616,889	680,983
Commitments and contingencies
Stockholders’ equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 66,870 shares at June 30, 2004 and 66,620 shares at September 30, 2003	535	533
Capital in excess of par	134,023	130,208
Retained earnings	460,257	369,453
	594,815	500,194
Accumulated other comprehensive income	23,648	14,605
Total stockholders’ equity	618,463	514,799
Total liabilities and stockholders’ equity	$1,235,352	$1,195,782

See accompanying notes to condensed consolidated financial statements.

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars and shares in thousands, except per share amounts)

	For the three months ended June 30,		For the nine months ended June 30,
	2004	2003	2004	2003

Net sales	$399,913	$308,474	$1,224,559	$827,701

Costs and expenses:
Cost of sales	197,228	141,196	603,362	372,555
Discontinued product charge	—	—	—	6,000
Catalog printing, postage and promotion	21,651	15,378	61,109	46,015
Selling, general and administrative	139,905	110,924	408,569	303,470

	358,784	267,498	1,073,040	728,040

Income from operations	41,129	40,976	151,519	99,661

Other income (expense):
Interest	(5,569)	(3,890)	(19,132)	(11,709)
Miscellaneous, net	1,096	2,023	3,142	5,536

	(4,473)	(1,867)	(15,990)	(6,173)

Income before provision for income taxes	36,656	39,109	135,529	93,488

Provision for income taxes	10,754	9,641	44,725	27,786

Net income	$25,902	$29,468	$90,804	$65,702

Net income per share:
Basic	$0.39	$0.44	$1.36	$0.99
Diluted	$0.37	$0.43	$1.31	$0.96

Weighted average common shares outstanding:
Basic	66,803	66,263	66,724	66,232
Diluted	69,207	68,287	69,107	68,233

See accompanying notes to condensed consolidated financial statements.

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED SEPTEMBER 30, 2003 AND

NINE MONTHS ENDED JUNE 30, 2004

(Unaudited)

(Dollars and shares in thousands)

	Common Stock		Capital		Accumulated Other	Total	Total
	Number of Shares	Amount	in Excess of Par	Retained Earnings	Comprehensive Income	Stockholders’ Equity	Comprehensive Income

Balance, September 30, 2002	66,322	$529	$126,283	$287,868	$4,577	$419,257
Components of comprehensive income
Net income				81,585		81,585	$81,585
Foreign currency translation adjustment					9,980	9,980	9,980
Change in net unrealized gain on available-for-sale investments					48	48	48
							$91,613
Shares issued and contributed to ESOP	100	1	1,710			1,711
Exercise of stock options	198	3	1,143			1,146
Tax benefit from exercise of stock options			1,072			1,072
Balance, September 30, 2003	66,620	533	130,208	369,453	14,605	514,799

Components of comprehensive income
Net income				90,804		90,804	$90,804
Foreign currency translation adjustment, net of taxes					9,043	9,043	9,043
							$99,847
Shares issued and contributed to ESOP	100	1	2,472			2,473
Exercise of stock options	150	1	806			807
Tax benefit from exercise of stock options			537			537
Balance, June 30, 2004	66,870	$535	$134,023	$460,257	$23,648	$618,463

See accompanying notes to condensed consolidated financial statements.

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the nine months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$90,804	$65,702
Adjustments to reconcile net income to net cash provided by operating activities:
Loss / (gain) on disposal/sale of property, plant and equipment	496	(843)
Depreciation and amortization	46,848	32,539
Foreign currency transaction gain	(679)	(970)
Amortization of deferred financing costs	2,337	591
Amortization of bond discount	93	93
Allowance for doubtful accounts	460	43
Compensation expense for ESOP	4,176	1,283
Tax benefit from exercise of stock options	537	113
Deferred income taxes	—	(1,000)
Discontinued product charge	—	6,000
Changes in assets and liabilities:
Accounts receivable	(6,651)	(12,998)
Inventories	(35,536)	(13,323)
Prepaid expenses and other current assets	7,135	(17,201)
Other assets	1,377	(1,209)
Accounts payable	6,372	5,743
Accrued expenses and other liabilities	19,638	15,013
Net cash provided by operating activities	137,407	79,576
Cash flows from investing activities:
Purchase of property, plant and equipment	(32,087)	(24,852)
Proceeds from sale of property, plant and equipment	1,092	1,454
Proceeds from sale of investment in bonds	4,158	—
Cash paid for acquisitions, net of cash acquired	—	(32,049)
Release of cash held in escrow	—	2,403
Net cash used in investing activities	(26,837)	(53,044)
Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(116,563)	(17,510)
Payments for debt issuance costs	(500)	—
Proceeds from stock options exercised	807	176
Net cash used in financing activities	(116,256)	(17,334)
Effect of exchange rate changes on cash and cash equivalents	6,522	3,032

Net increase in cash and cash equivalents	836	12,230

Cash and cash equivalents at beginning of period	49,349	26,229

Cash and cash equivalents at end of period	$50,185	$38,459

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,592	$8,656
Cash paid during the period for income taxes	$22,356	$21,035

See accompanying notes to condensed consolidated financial statements.

NBTY, INC. and SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts, number of stores and amortization periods)

1.              Principles of consolidation and basis of presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2004 and September 30, 2003 and for the three and nine months ended June 30, 2004 and June 30, 2003 include the accounts of NBTY, Inc. and Subsidiaries (collectively, “NBTY” or the “Company”) after elimination of all significant intercompany accounts and transactions.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included.

Operating results for the three and nine months ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for a full year.  The financial statements included herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (“10-K”) and the Company’s filings with the Securities and Exchange Commission (“SEC”).

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted  in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  The most significant estimates include the valuation of inventories, the allowance for doubtful accounts receivable and returns and discounts, income taxes, litigation reserves and the recoverability of long-lived assets.  Actual results could significantly differ from those estimates.

Stock-based compensation

The Company has elected to continue to measure compensation for stock options issued to its employees and outside directors pursuant to APB No. 25 under the intrinsic value method.  The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.  The adoption of SFAS No. 148, during fiscal 2003, did not have a material impact on the Company’s consolidated financial position or results of operations.  There were no stock option grants during the nine months ended June 30, 2004 or June 30, 2003, and all previously issued options are fully vested; therefore, the pro forma and actual net income and related earnings per share are the same as amounts reported.

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

New accounting developments

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  SAB 104, which was effective upon issuance, updates portions of the interpretive  guidance  included in Topic 13 of the codification  of  Staff   Accounting   Bulletins and revises or rescinds portions of the interpretative guidance included in SAB 101 in  order  to  make  this interpretive guidance consistent with current authoritative  accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the incorporation of certain sections of the staff’s Frequently Asked Question (“FAQ”) document on revenue recognition into Topic 13.   SAB 101, “Revenue Recognition in Financial Statements,” which was issued in December 1999, provides guidance to SEC registrants on the recognition, presentation and disclosure of revenues in the financial statements.  Since the Company has already adopted all such standards upon issuance, the application of this revised guidance did not impact its consolidated financial position, results of operations, or disclosure requirements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation Notice (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 provides guidance for identifying a controlling interest in a variable interest entity (“VIE”) established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. On December 24, 2003, the FASB completed deliberations of the proposed modifications to FIN No. 46 (“Revised Interpretation”); the decisions reached include:

(1)          Deferral of the effective date;

(2)          Provisions for additional scope exceptions for certain other variable interests; and

(3)          Clarification of the impact of troubled debt restructurings on the requirement with respect to VIEs.

The Company adopted the revised interpretations of FIN No. 46 during the quarter ended March 31, 2004.  The Company did not have to consolidate any entities as a result of adopting this revised Interpretation.  Therefore the adoption of this Interpretation did not impact its consolidated financial position, results of operations, or disclosure requirements.

2.              Acquisitions

Fiscal 2003 Acquisitions

Rexall

On July 25, 2003, NBTY acquired all of the issued and outstanding capital stock of Rexall Sundown, Inc. (“Rexall”) for $250,000 in cash (subject to adjustment based upon finalization of working capital balances at date of closing) from Numico USA, Inc., an indirect subsidiary of Royal Numico N.V., through the acquisition of certain partnership and limited liability company interests.  The acquisition was financed by a senior credit facility (see Note 8).  The Company also incurred approximately $7,000 of direct transaction costs for a total purchase price of approximately $257,000.  Additionally, related financing costs of approximately $7,500 were paid to secure the financing for this acquisition which will be amortized until its maturity, which approximates six years.

The Company has retained essential Rexall employees consisting of product development, sales and service personnel. Management believes the transaction complements NBTY’s existing wholesale products and provides NBTY with an enhanced sales infrastructure and additional manufacturing capacity.  Rexall’s portfolio of nutritional supplement brands includes Rexall®, Sundown®, Osteo Bi-Flex®, Carb Solutions®, MET-Rx® and WORLDWIDE Sport Nutrition®.  Rexall brands contributed $67,687 and $224,345 in net sales to NBTY’s wholesale segment during the three and nine months ended June 30, 2004, respectively.

The Company accounted for the acquisition under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.  Under the purchase method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values was recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed were based on estimates and assumptions provided by management, and other information compiled by management, including a valuation prepared by an independent valuation specialist that utilized established valuation techniques appropriate for the industry.   The total goodwill recognized in connection with this acquisition was $36,630, all of which relates to the wholesale segment.  None of this goodwill is expected to be deductible for income tax purposes.

Although management believes that the preliminary allocation of the estimated purchase price is reasonable, the final allocation (resulting from the finalization of working capital balances and finalization of the determination of the fair values of assets acquired and liabilities assumed) may differ significantly from the amounts reflected in the accompanying unaudited condensed consolidated financial statements.

The acquisition gave rise to the consolidation and elimination of certain Rexall personnel positions. The Company provided certain balance sheet adjustments for the same in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.  At the closing of the acquisition, the Company anticipated headcount reductions across all areas of Rexall and, as such, included an estimated accrual for workforce reductions of approximately $12,000 comprised of severance and employee benefits. A summary of the workforce reduction accrual is outlined as follows:

	July 25, 2003 Accrual	Payments through June 30, 2004	Reserve Adjustments	June 30, 2004 Accrual

Workforce reductions	$12,000	$(9,800)	$(1,700)	$500

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

The unaudited pro forma condensed consolidated statement of operations data for the three and nine months ended June 30, 2003 has been derived by combining the unaudited historical consolidated statement of operations of NBTY for the three and nine months ended June 30, 2003 with the unaudited historical consolidated statement of operations of Rexall for the three and nine months ended June 30, 2003.

	Three months ended June 30,		Nine months ended June 30,
	2004 Actual Consolidated	2003 Pro Forma Consolidated	2004 Actual Consolidated	2003 Pro Forma Consolidated

Net sales	$399,913	$422,380	$1,224,559	$1,146,517

Net income	$25,902	$28,549	$90,804	$22,733

Net income per share:
Basic	$0.39	$0.43	$1.36	$0.34
Diluted	$0.37	$0.42	$1.31	$0.33

Weighted average common shares outstanding:
Basic	66,803	66,263	66,724	66,232
Diluted	69,207	68,287	69,107	68,233

Included in Rexall’s pro forma income from operations for the three and nine months ended June 30, 2003 were non-recurring pre-tax expenses of $13,382 ($10,077 after-tax or $0.15 per diluted share) and $70,999 ($49,912 after-tax or $0.73 per diluted share), respectively. These expenses relate to charges incurred for litigation settlements and inter-company expenses for such items as product mark-ups and management stock purchase plan expenses.

During the fiscal third quarter of 2004, the Company entered into a contract with a real estate broker to facilitate the sale of a Rexall building acquired in the 2003 acquisition. The building was classified as an asset held for sale in June 2004 and has been included in “Prepaid expenses and other current assets” in the condensed consolidated balance sheet at June 30, 2004.  The estimated  fair  value  less  selling  costs exceeds the building’s carrying value of approximately $10,508 and, as such, no adjustment has been recorded for the three months ended June 30, 2004. There were no assets classified as held for sale at September 30, 2003.

De Tuinen

On May 20, 2003, the Company acquired the De Tuinen chain of retail stores from Royal Ahold N.V.  At the time of the acquisition, the De Tuinen chain consisted of  41 company owned stores and 24 franchised stores located throughout the Netherlands. This operation had been a wholly-owned subsidiary of the Ahold group of companies since 1991. The purchase price for this business was approximately $14,551 in cash.  This acquisition contributed $11,176 and $31,846 in net sales for the three and nine months ended June 30, 2004, respectively.  This acquisition also contributed pre-tax operating income of $231 for the three months ended June 30, 2004 and a pre-tax operating loss of $1,041 for the nine months ended June 30, 2004.  At June 30, 2004, 66 DeTuinen stores in the Netherlands were in operation.

Health & Diet Group (“GNC (UK)”) and FSC Wholesale (“FSC”)

On March 10, 2003, the Company acquired GNC (UK) and the FSC wholesale business from Royal Numico N.V.  At the time of the acquisition, GNC (UK) owned and operated 49 GNC stores in the U.K.  FSC is a Manchester, U.K.-based wholesale operation whose products are sold to health food stores and pharmacies.  The FSC branded products include comprehensive ranges of multivitamins, single vitamins and minerals, herbal formulas, and tinctures.  The purchase price for these businesses was approximately $16,759 in cash.   This transaction stipulates adjustments to the purchase price for agreed upon working capital requirements and inventory valuation procedures to be performed.  This acquisition contributed $11,700 and $34,194 in net sales for the three and nine months ended June 30, 2004, respectively.  GNC (UK) contributed a small profit, while FSC contributed a small loss during the three and nine months ended June 30, 2004.   At June 30, 2004, 47 GNC stores in the U.K. were in operation.

3.              Comprehensive income

Total comprehensive income for the Company includes net income, the effects of foreign currency translation and unrealized losses on available-for-sale securities, which are charged or credited to the accumulated other comprehensive income account within stockholders’ equity. Total comprehensive income for the three and nine month periods ended June 30, 2004 and 2003 is as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2004	2003	2004	2003

Net income	$25,902	$29,468	$90,804	$65,702
Changes in:
Unrealized holding losses	—	(1,821)	—	(2,003)
Foreign currency translation adjustments	(2,828)	10,794	9,043	8,923

Total comprehensive income	$23,074	$38,441	$99,847	$72,622

Accumulated other comprehensive income, which is classified as a separate component of stockholders’ equity, is comprised of net gains on foreign currency translation of $23,648 and $14,605 at June 30, 2004 and September 30, 2003, respectively.

Prior to January 1, 2004, the Company had not recorded a deferred income tax liability relating to accumulated other comprehensive income.   During the nine months ended June 30, 2004, the Company recorded a deferred income tax liability of $13,476 relating to accumulated other

comprehensive income at June 30, 2004.   Amounts relating to prior periods were not considered material.

4.              Investments in bonds

The Company classified its investments in bonds as available for sale and reported them at fair market value (based on then current quoted market prices), with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income in stockholders’ equity.  The Company reviewed marketable securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, and the financial condition and near-term prospects for the issuer.  As a result, the Company recorded an impairment charge of $4,084 in the results of operations during the fourth quarter of fiscal 2003.   The Company sold all of its investment in bonds during the 2004 fiscal first quarter at no further gain or loss.

5.              Inventories

The components of inventories are as follows:

	June 30, 2004	September 30, 2003

Raw materials	$135,810	$118,371
Work-in-process	13,154	9,555
Finished goods	204,417	186,165
	$353,381	$314,091

6.              Earnings per share (EPS)

Basic EPS computations are based on the weighted average number of common shares outstanding during the three and nine month periods ended June 30, 2004 and June 30, 2003.  Diluted EPS includes the dilutive effect of outstanding stock options, as if exercised.  The following is a reconciliation between basic and diluted EPS:

	For the three months ended June 30,		For the nine months ended June 30,
	2004	2003	2004	2003
Numerator:
Numerator for basic EPS - income available to common stockholders	$25,902	$29,468	$90,804	$65,702
Numerator for diluted EPS - income available to common stockholders	$25,902	$29,468	$90,804	$65,702

Denominator:
Denominator for basic EPS - weighted-average shares	66,803	66,263	66,724	66,232
Effect of dilutive securities - Stock options	2,404	2,024	2,383	2,001
Denominator for diluted EPS - weighted-average shares	69,207	68,287	69,107	68,233

Net EPS:
Basic EPS	$0.39	$0.44	$1.36	$0.99
Diluted EPS	$0.37	$0.43	$1.31	$0.96

7.  Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired.  Goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead are tested for impairment at least annually.  The Company measures impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its current business model or another valuation technique.  Other definite lived intangibles are amortized on a straight-line basis over periods not exceeding 20 years.  The carrying amount of acquired intangible assets as of June 30, 2004 and September 30, 2003 is as follows:

	June 30, 2004		September 30, 2003
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)

Definite lived intangible assets
Brands	$79,088	$3,575	$78,000	$650	10 - 20
Customer lists	61,912	23,217	61,368	19,843	2 - 15
Private label relationships	11,500	527	11,500	96	20
Trademarks and licenses	14,828	3,055	2,414	2,399	2 - 20
Patents	—	—	5,000	44	19
Covenants not to compete	2,605	2,391	2,605	2,186	3 - 5
	169,933	32,765	160,887	25,218
Indefinite lived intangible asset
Trademark	1,800	—	1,800	—
Total intangible assets	$171,733	$32,765	$162,687	$25,218

The changes in the carrying amount of goodwill by segment for the nine month period ended June 30, 2004, are as follows:

	Wholesale	Retail/ United States	Retail/ Europe	Direct Response/ Puritan’s Pride	Consolidated

Balance at September 30, 2003	$38,929	$7,588	$151,648	$15,197	$213,362

Adjustments during period	2,592	—	(11,773)	—	(9,181)
Foreign currency translation	—	—	13,106	—	13,106
Balance at June 30, 2004	$41,521	$7,588	$152,981	$15,197	$217,287

The goodwill associated with the acquisitions during the prior twelve months is subject to revision based on the finalization of working capital balances and the finalization of the determination of the fair values of assets acquired and liabilities assumed.  Goodwill adjustments during the first nine months of fiscal 2004 relate to re-allocations of net excess purchase price to assets acquired and liabilities assumed in connection with the fiscal 2003 acquisitions.  The decrease in the Retail Europe segment includes adjustments to the fair value of intangibles of $14,301, partially offset by re-allocations of net excess purchase price to tangible assets acquired and liabilities assumed of approximately $2,528.  The increase in the Wholesale segment’s goodwill includes net adjustments for re-allocations of net excess purchase price to tangible assets acquired and liabilities assumed of approximately $7,642 (which includes a $1,700 severance accrual reduction), adjustments to the fair value of intangibles of $4,781 and additional direct costs paid of $469, partially offset by adjustments to the fair value of insurance costs of $5,200 and adjustments to the fair value of other liabilities of $5,100.

Aggregate amortization expense of definite lived intangible assets for the nine months ended June 30, 2004 and 2003 was approximately $8,070 and $3,549, respectively.

Estimated amortization expense, assuming  no changes in the Company’s intangible assets, for each of the five succeeding fiscal years, beginning with fiscal 2004, is $9,917 (2004), $9,379 (2005), $9,205 (2006), $8,971 (2007) and $8,922 (2008).

8.              Debt

On July 25, 2003, the Company entered into a new Credit and Guarantee Agreement (“CGA”) comprised of $375,000 Senior Secured Credit Facilities. This CGA consisted of a $100,000 Revolving Credit Facility, a $50,000 Term Loan A and a $225,000 Term Loan B. Terms of the new CGA were in many instances similar to the previous credit agreement. On December 19, 2003, the Company refinanced $224,000 of Term B loans outstanding under its July 2003 credit agreement with a new class of Term C loans on more favorable terms of LIBOR plus 2%.  Costs of approximately $500 were paid on December 19, 2003, in connection with this debt refinancing, which will be amortized until Term C’s maturity of approximately six years.  By March 31, 2004, the Company had fully repaid Term Loan A.  Therefore, at June 30, 2004, existing outstanding facilities of the CGA consisted of a revolving credit facility which the Company has not drawn upon to date and $155,923 of Term Loan C.  Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin.  At June 30, 2004 the annual borrowing rate for Term Loan C approximated 3.3125%.

9.              Income Taxes

The Company’s income tax expense is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business, and the Company’s ability to utilize state tax credits that will begin to expire in 2013. The effective income tax rate for the three months ended June 30, 2004 was 29.3%, compared to 24.7% in the fiscal third quarter ended June 30, 2003 and the effective income tax rate for the nine months ended June 30, 2004 was 33.0%, compared to 29.7% for the prior comparable period.  The prior year effective income tax rates were lower than the current year principally due to the Company recording a $4,000 after-tax benefit in the fiscal third quarter of 2003 to record foreign tax credits.  The effective income tax rates were less than the U.S. federal statutory tax rate primarily due to the enhanced tax structure of foreign subsidiaries.   This tax structure should also continue to impact future fiscal years. Therefore the Company’s overall effective income tax rate should vary.

10.  Segment Information

The Company is organized by sales segments on a worldwide basis.  The Company’s management reporting system evaluates performance based on a number of factors; however, the primary measures of performance are the sales and pre-tax operating income or loss (prior to corporate allocations) of each segment, as this is the key performance indicator reviewed by management.  Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items.  Such unallocated expenses remain within corporate.  Corporate also includes the manufacturing assets of the Company and, accordingly, items associated with these activities, such as the discontinued product charge (recorded during the nine months ended June 30, 2003) remains unallocated in the corporate segment.  The European Retail operation does not include the impact of any intercompany transfer pricing. The accounting policies of all of the operating segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the 10-K.

The Company reports four segments: Wholesale; Retail: United States; Retail: Europe; and Direct Response/Puritan’s Pride.  All of the Company’s products fall into one of these four segments. The Wholesale segment is comprised of several divisions each targeting specific market groups which include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers. The Retail: United States segment generates revenue through the sales in its 552 owned and operated Vitamin World stores of proprietary brand and third-party products.  The Retail: Europe segment generates revenue through its 574 Company-operated stores and 25 franchise stores.  Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.  The Direct Response/Puritan’s Pride segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phoning customer service representatives in New York, Illinois and the United Kingdom.

The following table represents key financial information of the Company’s business segments:

	For the three months ended June 30,		For the nine months ended June 30,
	2004	2003	2004	2003
Wholesale:
Revenue	$171,598	$93,939	$540,217	$252,906
Income from operations	26,919	21,630	97,926	53,784
Depreciation and amortization	2,493	290	7,935	741
Identifiable assets, at end of period	335,079	45,039	335,079	45,039
Capital expenditures	682	213	1,300	367

Retail:
United States
Revenue	$53,452	$54,423	$162,963	$158,242
Income (loss) from operations	(1,147)	902	243	340
Depreciation and amortization	2,323	2,639	8,509	8,576
Identifiable assets, at end of period	62,380	63,732	62,380	63,732
Capital expenditures	2,219	549	5,896	1,660
Locations open at end of period	552	536	552	536

Europe
Revenue	$122,320	$99,202	$362,787	$268,903
Income from operations	28,247	19,182	84,229	64,542
Depreciation and amortization	3,983	2,708	9,881	7,247
Identifiable assets, at end of period	374,180	326,690	374,180	326,690
Capital expenditures	3,697	3,261	12,761	7,028
Locations open at end of period	599	593	599	593

Direct Response/Puritan’s Pride:
Revenue	$52,543	$60,910	$158,592	$147,650
Income from operations	16,294	19,771	48,980	44,744
Depreciation and amortization	1,294	1,413	4,102	4,350
Identifiable assets, at end of period	81,990	82,020	81,990	82,020
Capital expenditures	26	138	80	632

Corporate:
Corporate expenses	$(29,184)	$(20,509)	$(79,859)	$(57,749)
Discontinued product charge	—	—	—	(6,000)
Depreciation and amortization - manufacturing	3,922	2,504	11,665	7,707
Depreciation and amortization - other	1,575	1,233	4,756	3,918
Corporate manufacturing identifiable assets, at end of period	381,723	322,520	381,723	322,520
Capital expenditures - manufacturing	1,866	1,028	4,732	2,792
Capital expenditures - other	1,682	1,977	7,318	12,373

Consolidated totals:
Revenue	$399,913	$308,474	$1,224,559	$827,701
Income from operations	41,129	40,976	151,519	99,661
Depreciation and amortization	15,590	10,787	46,848	32,539
Identifiable assets, at end of period	1,235,352	840,001	1,235,352	840,001
Capital expenditures	10,172	7,166	32,087	24,852

Foreign subsidiaries accounted for approximately 31% of net revenues for the nine months ended June 30, 2004 and 30% of total assets and 12% of total liabilities as of June 30, 2004.  Foreign subsidiaries accounted for approximately 33% of net revenues for the nine months ended June 30, 2003 and  38% of total assets and 19% of total liabilities as of June 30, 2003.

11.  Discontinued Product Charge

Effective March 15, 2003, the Company voluntarily discontinued sales of products that contain ephedra.  Income from operations during the nine months ended June 30, 2003 include a one-time charge of approximately $6,000 ($3,996 or $0.06 basic and diluted earnings per share, after tax) associated with such discontinued sales.

12.  Litigation

The Company settled a previously announced civil complaint arising out of the Company’s sales of pseudoephedrine products (now discontinued) for a payment of $950.  The settlement, without any admission of wrongdoing by the Company, was entered into to avoid the uncertainty inherent in litigation as well as the considerable expense involved in litigating such an issue.

Since June 2004, several shareholder class action lawsuits have been filed in the United States District Court for the Eastern District of New York against the Company and certain of its officers and directors on behalf of shareholders of the Company who purchased shares of the Company’s stock during certain periods of time.  The complaints generally allege that defendants violated federal securities laws by issuing false and misleading statements and by failing to disclose material facts concerning the Company’s financial results that allegedly caused declines in the price of the Company’s stock.  In addition to the shareholder class actions, a derivative claim based on the same allegations has been filed in the Eastern

District of New York against individual directors of the Company.  The Company and the named officers and directors deny all claims of wrongdoing and intend to vigorously defend these actions.  However, given the early stages of the proceedings, no determination can be made at this time as to the final outcome.  The Company maintains policies of directors and officers professional liability insurance.

Also, a shareholder of the Company has recently served a demand that the Board of Directors of the Company commence a civil action against certain officers and directors of the Company based on the allegations described above.

As discussed in the 10-K, Rexall is involved in a California state class action involving Rexall’s nutrition bars.  The August 2, 2004 trial date in this case has been vacated.  No new date has yet been set for the trial in this matter.  The Company believes that this case is without merit and intends to vigorously defend against the claims asserted.  However, no determination can be made as to the case’s final outcome.

ITEM 2:

NBTY, INC. and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL

CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

Readers are cautioned that certain statements contained herein are forward-looking statements and should be read in conjunction with the Company’s disclosures under the heading “Forward Looking Statements” below. The following discussion should also be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein and the 10K.

NBTY is a leading vertically integrated U.S. manufacturer and distributor of a broad line of high-quality, value-priced nutritional supplements in the United States and throughout the world. The Company markets approximately 1,500 products under several brands, including Nature’s Bounty®, Vitamin World®, Puritan’s Pride®, Holland & Barrett®, Rexall®, Sundown®, Carb Solutions®, MET-Rx®, WORLDWIDE Sport Nutrition®, GNC (UK)®, DeTuinen®, CarbWise™ and American Health®.

NBTY markets its products through four distribution channels: (i) Wholesale: wholesale distribution to drug store chains, supermarkets, discounters, independent pharmacies, and health food stores, (ii) U.S. Retail: Vitamin World and Nutrition Warehouse retail stores in the U.S., (iii) European Retail: Holland & Barrett, Nature’s Way, GNC (UK), and DeTuinen retail stores in the U.K., Ireland, and the Netherlands, and (iv) Direct Response: Puritan’s Pride sales via catalogs and Internet. During the fiscal third quarter of 2004, Vitamin World opened 10 new stores, closed 3 stores and at the end of the quarter operated 552 stores.  During the same period, the Company’s European retail division opened 3 new stores, closed 3 stores and at the end of the quarter 599 stores in the UK, Ireland and the Netherlands were in operation.

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

Forward Looking Statements:

Information contained in this form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. All of these forward-looking statements, which can be identified by the use of terminology such as “subject to,” “believe,” “expects,” “may,” “will,” “should,” “can,” or “anticipates,” or the negative thereof, or variations thereon, or comparable terminology, or by discussions of strategy which, although believed to be reasonable, are inherently uncertain. Factors which may materially affect such forward-looking statements include: (i) slow or negative growth in the nutritional supplement industry; (ii) interruption of business or negative impact on sales and earnings due to acts of war, terrorism, bio-terrorism, civil unrest or disruption of mail service; (iii) adverse publicity regarding nutritional supplements; (iv) inability to retain customers of companies (or mailing lists) recently acquired; (v) increased competition; (vi) increased costs; (vii) loss or retirement of key members of management; (viii) increases in the cost of borrowings and unavailability of additional debt or equity capital; (ix) unavailability of, or inability to consummate, advantageous acquisitions in the future, including those that may be subject to bankruptcy approval or the inability of NBTY to integrate acquisitions into the mainstream of its business; (x) changes in general worldwide economic and political conditions in the markets in which NBTY may compete from time to time; (xi) the inability of NBTY to gain and/or hold market share of its wholesale and/or retail customers anywhere in the world; (xii) unavailability of electricity in certain geographical areas; (xiii) the inability of NBTY to obtain and/or renew insurance; (xiv) exposure to and expense of defending and resolving, product liability claims and other litigation; (xv) the ability of NBTY to successfully implement its business strategy; (xvi) the inability of NBTY to manage its retail, wholesale, manufacturing and other operations efficiently; (xvii) consumer acceptance of NBTY’s products; (xviii) the inability of NBTY to renew leases on its retail locations; (xix) inability of NBTY’s retail stores to attain or maintain profitability; (xx) the absence of clinical trials for many of NBTY’s products; (xxi) sales and earnings volatility and/or trends; (xxii) the efficacy of NBTY’s Internet and on-line sales and marketing; (xxiii) fluctuations in foreign currencies, including the British Pound; (xxiv) import-export controls on sales to foreign countries; (xxv) the inability of NBTY to secure favorable new sites for, and delays in opening, new retail locations; (xxvi) introduction of new federal, state, local or foreign legislation or regulation or adverse determinations by regulators anywhere in the world (including the banning of products) and more particularly the Food Supplements Directive and the Traditional Herbal Medicinal Products Directive in Europe; (xxvii) the mix of NBTY’s products and the profit margins thereon; (xxviii) the availability and pricing of raw materials; (xxix) risk factors discussed in NBTY’s filings with the U.S. Securities and Exchange Commission; (xxx) adverse effects on NBTY as a result of increased gasoline prices and potentially reduced traffic flow to NBTY’s retail locations; and (xxxi) other factors beyond NBTY’s control.

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

Results of Operations:

The following table sets forth income statement data of the Company and its percentage of net sales for the periods indicated:

	For the three months ended June 30,		For the three months ended June 30,
	2004	% of net sales	2003	% of net sales	Change

Net sales	$399,913	100%	$308,474	100%	$91,439

Costs and expenses:
Cost of sales	197,228	49.3%	141,196	45.8%	56,032
Catalog printing, postage and promotion	21,651	5.4%	15,378	5.0%	6,273
Selling, general and administrative	139,905	35.0%	110,924	36.0%	28,981

	358,784	89.7%	267,498	86.8%	91,286

Income from operations	41,129	10.3%	40,976	13.2%	153

Other income (expense):
Interest	(5,569)	-1.4%	(3,890)	-1.3%	(1,679)
Miscellaneous, net	1,096	0.3%	2,023	0.7%	(927)

	(4,473)	-1.1%	(1,867)	-0.6%	(2,606)

Income before provision for income taxes	36,656	9.2%	39,109	12.6%	(2,453)

Provision for income taxes	10,754	2.7%	9,641	3.1%	1,113

Net income	$25,902	6.5%	$29,468	9.5%	$(3,566)

For the three month period ended June 30, 2004 compared to the three month period ended June 30, 2003:

Net sales.   Net sales in the fiscal third quarter ended June 30, 2004 were $399,913, compared with $308,474 for the prior comparable period, an increase of $91,439 or 29.6%. The $91,439 increase is comprised of the following:

	Three months ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2004	2003	2004 vs. 2003	2004 vs. 2003

Wholesale	$171,598	$93,939	$77,659	82.7%

U.S. Retail / Vitamin World	53,452	54,423	(971)	-1.8%

European Retail / Holland & Barrett / GNC (UK)	122,320	99,202	23,118	23.3%

Direct Response / Puritan’s Pride	52,543	60,910	(8,367)	-13.7%

Total	$399,913	$308,474	$91,439	29.6%

The US Nutrition wholesale division, which operates Nature’s Bounty and Rexall brands, increased its net sales primarily due to the acquisition of the Rexall product lines ($67,687).  The Company continues to adjust shelf space allocation between the Nature’s Bounty brand and Rexall brands to provide the best overall product mix.  These efforts have strengthened US Nutrition’s position in the mass market.  Additionally, wholesale net sales increases resulted from increased promotional programs offered to the mass market, drug chains and supermarkets.  Through the Company’s well-known brands, it continues to strengthen its leading market position and increase its wholesale presence in the nutritional supplement marketplace.  Consumer sales information obtained from the Company’s Vitamin World retail stores and Puritan’s Pride direct-response/e-commerce operations are used to provide its mass-market customers with timely and vital data and analyses to drive mass market sales.  The Company continues to respond to consumer preferences and to monitor the market for trends and ideas, and these efforts have translated into increased sales.  For the fiscal third quarter ended June 30, 2004, one customer of the wholesale division represented more than 10% of the wholesale segment’s net sales.  For the fiscal third quarter ended June 30, 2003, two customers of the wholesale division represented, individually, more than 10% of the wholesale segment’s net sales.  While no one customer represented, individually, more than 10% of the Company’s consolidated net sales, the loss of either of these two customers could have a material adverse effect on the wholesale segment if the Company is unable to replace such customer(s).

U.S. retail net sales decreased due to a general sales slow down across the entire specialty market.  In addition, as US Nutrition introduces more new products directly to the mass market, the specialty retail market’s ability to capitalize on market trends and new products is restricted. The Company expects this trend to continue in the near future.  Same store sales for stores open more than one year decreased 3.6% (or $1,910), reflecting vulnerability in this specialty retail market.  During the fiscal third quarter of 2004, Vitamin World opened 10 new stores, closed 3 stores and at the end of the quarter operated 552 stores. The Company operated 536 stores in the U.S. as of June 30, 2003.

European retail net sales increases were directly attributable to (1) the De Tuinen acquisition (increase of $6,890) that the Company completed in May 2003 (66 DeTuinen stores in the Netherlands were in operation  at June 30, 2004); and (2) an increase in Holland & Barrett’s/GNC (UK)’s same store sales for stores open more than one year of 13.8% (or $12,917). Without foreign exchange, the increase in same store sales (for stores open more than one year) was 2.9%.  During the fiscal third quarter of 2004, the Company’s European retail division opened 3 new stores, closed 3 stores and at the end of the quarter

599 stores in the UK, Ireland and the Netherlands were in operation. At June 30, 2003, 593 stores in the UK, Ireland and the Netherlands were in operation.

Direct Response/ Puritan’s Pride net sales decreased primarily due to the change in the timing of promotional catalog mailings which was not comparable to the fiscal third quarter a year ago.  However, the Company continues to target market its customer base to maximize sales.  The five-for-two sales catalog which ran from April through June 2003 will be running from mid-June through July 2004.  Also, the prior period’s fiscal third quarter net sales included two historically best performing catalogs, whereas the current fiscal third quarter’s net sales include only portions of such catalogs’ advertising campaigns.   During the current fiscal third quarter, the Company shipped 91,250 fewer orders than in the prior like quarter, though the average order size remained relatively unchanged.   Conversely, Internet orders continue to increase as compared to prior like periods.  Puritan’s Pride on-line net sales increased 7.8% for the fiscal third quarter and comprised 20.9% of the Direct Response’s segment net sales for this fiscal third quarter.  The Company continues to increase the number of products available via its catalog and websites.

Cost of sales.   Cost of sales in the fiscal third quarter ended June 30, 2004 were $197,228 or 49.3% as a percentage of net sales, compared to $141,196, or 45.8% for the prior comparable period.  Overall, gross profit as a percentage of net sales decreased 3.5% to 50.7% in the fiscal third quarter ended June 30, 2004 as compared to 54.2% for the prior comparable period.  Gross profit as a percentage of sales by segment is as follows:

GROSS PROFIT BY SEGMENT

	Three months ended June 30,		Percent Change
	2004	2003	2004 vs. 2003

Wholesale	36.1%	40.8%	-4.7%

U.S. Retail / Vitamin World	58.1%	59.4%	-1.3%

European Retail / Holland & Barrett / GNC (UK)	63.4%	59.6%	3.8%

Direct Response / Puritan’s Pride	61.1%	61.5%	-0.4%

Total	50.7%	54.2%	-3.5%

The US Nutrition wholesale segment’s gross profit decreased 4.7% to 36.1% from 40.8% as a percentage of net sales, primarily due to lower gross profit contributions from Rexall’s product lines (32.1%), and by changes in product mix.  US Nutrition experienced an increased demand for its private label business, which typically has a lower gross profit margin than the branded products offered.  Gross margins were also affected by an increase in sales incentives and promotion costs which are classified as reductions to gross sales this quarter as compared to the prior like period. The U.S. retail gross profit decreased 1.3% to 58.1% from 59.4% as a percentage of net sales, primarily due to product mix.  The European retail gross profit increased 3.8% to 63.4% from 59.6%, as a percentage of net sales, primarily due to different promotional programs in effect this current fiscal quarter as compared to the prior comparable period. Without the newly-acquired operations of GNC (UK) and De Tuinen, gross profit as a percentage of net sales would have increased 3.3% to 66.0%

from 62.7% for the prior comparable period.   Additionally, the recent acquisitions of GNC (UK) and De Tuinen impacted this segments’ gross profit since such businesses have historically experienced lower gross profit margins.  These operations reported gross profit of 46.6% and 54.5%, respectively, during the current three month period while such operations reported gross profit of 42.8% and 39.8%, respectively, during the prior comparable three month period.   Direct Response/ Puritan’s Pride gross profit decreased 0.4% to 61.1% from 61.5% as a percentage of net sales primarily due to product mix. The Company’s overall strategy is to improve margins by introducing new products which traditionally have a higher gross profit as well as continuing to increase in-house manufacturing.

Catalog printing, postage, and promotion.  Catalog printing, postage, and promotion expenses were $21,651 in the fiscal third quarter ended June 30, 2004, compared with $15,378 in the prior comparable period, an increase of $6,273. Such advertising expenses as a percentage of net sales were 5.4% for the fiscal third quarter ended June 30, 2004 as compared to 5.0% for the prior comparable period. Of the $6,273 increase, $5,118 was attributable to the increase in promotions for products, mainly via television, magazines, newspapers and mailing programs and $1,155 attributable to an increase in catalog printing costs. The wholesale segment promotion and media increased $7,505 primarily due to advertising expenses incurred for Rexall related products ($7,706) partially offset by decreases in television advertising on other US Nutrition related products ($201). Other segments’ advertising variances are as follows: U.S. retail advertising expenses increased $307 offset by decreases in European retail promotion and media expense ($788) and Puritan’s Pride/Direct Response advertising expenses ($751).   Investments in additional advertising and sales promotions are part of the Company’s strategic effort to increase long-term growth.

Selling, general and administrative expenses.   Selling, general and administrative expenses were $139,905 in the fiscal third quarter ended June 30, 2004, an increase of $28,981 as compared with $110,924 for the prior comparable period.   As a percentage of net sales, selling, general and administrative expenses were 35.0% for the fiscal third quarter ended June 30, 2004 and 36.0% for the prior comparable period.   Of the $28,981 increase, $9,652 was attributable to increased payroll costs mainly associated with business acquisitions and general salary increases, $5,222 to increased rent expense and additional European retail stores, $3,390 to increased depreciation and amortization expense as a result of acquisitions and an increase in capital expenditures,  $2,344 to increased freight costs mainly resulting from the increase in sales and the Company’s efforts to generate faster product delivery to customers, $1,837 to increased insurance costs mainly associated with an increase in general insurance rates and $3,390 to increased professional and legal fees.  Of the $28,981 increase in selling, general and administrative cost, $4,211 was attributed to the foreign exchange translation.  The increase in the selling, general and administrative expenses by segment are as follows: Wholesale $10,777, European retail $10,197, U.S. retail $494 and an increase in unallocated corporate expenses of $8,680 partially offset by a decrease in Puritan’s Pride/Direct Response $1,167.

Interest expense.  The major components of interest expense are interest on Senior Subordinated Notes, and interest on the Credit and Guarantee Agreement (“CGA”) used for acquisitions, capital expenditures and other working capital needs.  Interest expense was $5,569 in the fiscal third quarter ended June 30, 2004, an increase of $1,679 compared with interest expense of $3,890 for the prior comparable period. Interest expense increased due to increased borrowings under a new credit agreement entered into by the Company in conjunction with the Rexall acquisition.   On July 25, 2003, the Company entered into a new CGA comprised of $375,000 Senior Secured Credit Facilities. This CGA consisted of a $100,000 Revolving Credit Facility, a $50,000 Term Loan A and a $225,000 Term Loan B. Terms of the new CGA were in many instances similar to the previous credit agreement. On December 19, 2003, the Company refinanced $224,000 of Term B loans outstanding under its July 2003 credit agreement with a new class of Term C loans on more favorable terms of LIBOR plus 2%.  Costs of approximately $500 were paid on December 19, 2003, in connection with this debt refinancing, which will be amortized until Term C’s maturity of approximately six years.  By March 31, 2004, the Company had fully repaid Term Loan A.  Therefore, at June 30, 2004, existing outstanding facilities of the CGA consisted of a revolving credit facility which the Company has not drawn upon to date and $155,923 of Term Loan C.  Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin.  At June 30, 2004 the annual borrowing rate for Term Loan C approximated 3.3125%.

Miscellaneous, net.  Miscellaneous, net was $1,096 in the fiscal third quarter ended June 30, 2004, a decrease of $927, from $2,023 in the prior comparable period.  Such decrease was primarily attributable to investment income ($727) and exchange rate fluctuations ($159).

Income Taxes.  The Company’s income tax expense is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business, and the Company’s ability to utilize state tax credits that will begin to expire in 2013. The effective income tax rate for the three months ended June 30, 2004 was 29.3%, compared to 24.7% in the fiscal third quarter ended June 30, 2003. The prior year effective income tax rate was lower than the current year principally due to the Company recording a $4,000 after-tax benefit in the fiscal third quarter of 2003 to record foreign tax credits.  The effective income tax rates were less than the U.S. federal statutory tax rate primarily due to the enhanced tax structure of foreign subsidiaries.  This tax structure should also continue to impact future fiscal years. Therefore the Company’s overall effective income tax rate should vary.

Net income.  After income taxes, the Company had net income in the fiscal third quarter ended June 30, 2004 of $25,902 (or basic and diluted earnings per share of $0.39 and $0.37, respectively), and $29,468 (or basic and diluted earnings per share of $0.44 and $0.43, respectively) in the fiscal third quarter ended June 30, 2003.

Results of Operations:

The following table sets forth income statement data of the Company and its percentage of net sales for the periods indicated:

	For the nine months ended June 30,		For the nine months ended June 30,
	2004	% of net sales	2003	% of net sales	Change

Net sales	$1,224,559	100%	$827,701	100%	$396,858

Costs and expenses:
Cost of sales	603,362	49.3%	372,555	45.0%	230,807
Discontinued product charge	—	—	6,000	0.7%	(6,000)
Catalog printing, postage and promotion	61,109	5.0%	46,015	5.6%	15,094
Selling, general and administrative	408,569	33.3%	303,470	36.7%	105,099

	1,073,040	87.6%	728,040	88.0%	345,000

Income from operations	151,519	12.4%	99,661	12.0%	51,858

Other income (expense):
Interest	(19,132)	-1.6%	(11,709)	-1.4%	(7,423)
Miscellaneous, net	3,142	0.3%	5,536	0.7%	(2,394)

	(15,990)	-1.3%	(6,173)	-0.7%	(9,817)

Income before provision for income taxes	135,529	11.1%	93,488	11.3%	42,041

Provision for income taxes	44,725	3.7%	27,786	3.4%	16,939

Net income	$90,804	7.4%	$65,702	7.9%	$25,102

For the nine month period ended June 30, 2004 compared to the nine month period ended June 30, 2003:

Net sales.  Net sales for the nine month period ended June 30, 2004 were $1,224,559, compared with $827,701 for the prior comparable period, an increase of $396,858 or 47.9%. The $396,858 increase is comprised of the following:

	Nine months ended June 30,		Dollar Increase	Percent Increase
	2004	2003	2004 vs. 2003	2004 vs. 2003

Wholesale	$540,217	$252,906	$287,311	113.6%

U.S. Retail / Vitamin World	162,963	158,242	4,721	3.0%

European Retail / Holland & Barrett / GNC (UK)	362,787	268,903	93,884	34.9%

Direct Response / Puritan’s Pride	158,592	147,650	10,942	7.4%

Total	$1,224,559	$827,701	$396,858	47.9%

The US Nutrition wholesale division, which operates Nature’s Bounty and Rexall brands, increased its net sales primarily due to the acquisition of the Rexall product lines ($224,345). These sales are net of a charge of approximately $15,000 for returns associated with Rexall’s pre-acquisition sales ($11,000 of actual returns and $4,000 of anticipated returns).  The Company continues to adjust shelf space allocation between the Nature’s Bounty brand and Rexall brands to provide the best overall product mix.  These efforts have strengthened US Nutrition’s position in the mass market.  Additionally, wholesale net sales increases resulted from increased promotional programs offered to the mass market, drug chains and supermarkets.  Through the Company’s well-known brands it continues to strengthen its leading market position.  Consumer sales information obtained from the Company’s Vitamin World retail stores and Puritan’s Pride direct-response/e-commerce operations are used to provide its mass-market customers with data and analyses to drive mass market sales.  The Company continues to respond to consumer preferences and to monitor the market for trends and ideas, and these efforts have translated into increased sales.  Two customers of the wholesale division represented, individually, more than 10% of the wholesale segment’s net sales for the nine month period ended June 30, 2004 and for the prior comparable period., While no one customer represented, individually, more than 10% of the Company’s consolidated net sales, the loss of either of these two customers could have a material adverse effect on the wholesale segment if the Company is unable to replace such customer(s).

U.S. retail net sales increased due to the success of the Savings Passport Program, a customer loyalty program.  The number of customers in the Savings Passport Program increased approximately 1.2 million to 4.7 million customers as compared to 3.5 million customers at the end of the comparable prior period.  Same store sales for stores open more than one year increased 2.2% (or $3,340).  During the last few months, U.S. retail net sales have been decreasing due to a general sales slow down across the entire specialty market.  In addition, as US Nutrition introduces more new products directly to the mass market, the specialty retail market’s ability to capitalize on market trends and new products is restricted. The Company expects this trend to continue in the near future. During the current nine months of 2004, Vitamin World opened 26 new stores, closed 7 stores and at the end of the nine months operated 552 stores. The Company operated 536 stores in the U.S. as of June 30, 2003.

European retail net sales increases were directly attributable to (1) the GNC (UK) acquisition (increase of $16,001) and the De Tuinen acquisition (increase of $27,560), that the Company completed in fiscal 2003 (47 GNC stores in the U.K. and 66 DeTuinen stores in the Netherlands were in operation at

June 30, 2004) and; (2) an increase in Holland & Barrett’s/GNC (UK)’s same store sales for stores open more than one year of 16.8% (or $43,489). Without foreign exchange, the increase in same store sales (for stores open more than one year) was 5.0%.  During the current fiscal nine months, the Company’s European retail division opened 16 new stores, closed 6 stores and at the end of nine months 599 stores in the U.K., Ireland and the Netherlands were in operation. At June 30, 2003, 593 stores in the U.K., Ireland and the Netherlands were in operation.

Direct Response/ Puritan’s Pride net sales increased as a result of the Company’s change in the timing of promotional catalog mailings, enhanced appearance of the Company’s catalogs, and the Company’s continued effort to target market its customer base to maximize sales.  Internet orders continue to increase as compared to prior like periods.  Puritan’s Pride on-line net sales increased 35.3% for the nine month period and comprised 20.4% of the Direct Response’s segment net sales.  The Company continues to increase the number of products available via its catalog and websites.

Cost of sales.  Cost of sales for the nine month period ended June 30, 2004 were $603,362, or 49.3% as a percentage of net sales, compared to $378,555 (including a discontinued product charge of $6,000), or 45.7% for the prior comparable period.  Overall, gross profit as a percentage of net sales decreased 3.6% to 50.7% for the nine months ended June 30, 2004 as compared to 54.3% for the prior comparable period.  Gross profit as a percentage of net sales by segment is as follows:

GROSS PROFIT BY SEGMENT

	Nine months ended June 30,		Percent Change
	2004	2003	2004 vs. 2003

Wholesale	37.7%	41.4%	-3.7%

U.S. Retail / Vitamin World	59.6%	59.2%	0.4%

European Retail / Holland & Barrett / GNC (UK)	61.7%	61.4%	0.3%

Direct Response / Puritan’s Pride	61.1%	62.0%	-0.9%

Total (without discontinued product charge)	50.7%	55.0%	-4.3%

Discontinued product charge	0.0%	-0.7%	0.7%

Total	50.7%	54.3%	-3.6%

The US Nutrition wholesale segment’s gross profit decreased 3.7% to 37.7% from 41.4% as a percentage of net sales, primarily due to the effect of Rexall’s sales returns ($17,000) and lower gross profit contributions from Rexall’s product lines (36.3%).  The gross profit was also affected by changes in product mix and an increase in sales incentives and promotion costs which are classified as reductions in gross sales. The U.S. retail gross profit increased 0.4% to 59.6% from 59.2% as a percentage of net sales, primarily due to the Company selling more in-house manufactured product.  The European retail gross profit increased 0.3% to 61.7% from 61.4%, as a percentage of net sales, primarily due to different promotional programs in effect this period as compared to the prior comparable period and as a result of the recent acquisitions of GNC (UK) and De Tuinen, which historically experienced lower profit margins.  These operations reported gross profit of 47.7% and

48.5%, respectively, during the current nine month period. These operations reported gross profit of 42.4% and 39.8%, respectively, during the prior comparable nine month period. Without these newly-acquired operations, gross profit as a percentage of net sales would have increased 1.6% to 64.4% from 62.8% as compared to the prior comparable period.  Direct Response/ Puritan’s Pride gross profit decreased 0.9% to 61.1% from 62.0% as a percentage of net sales primarily due to product mix.  The Company’s overall strategy is to improve margins by introducing new products which traditionally have a higher gross profit and by continuing to increase in-house manufacturing.  During the nine month periods ended June 30, 2004 and 2003, cost of sales included charges for under-absorbed factory overhead of $4,989 (of which $1,703 related to Rexall) and $6,659, respectively.

Catalog printing, postage, and promotion.  Catalog printing, postage, and promotion expenses were $61,109 during the nine month period ended June 30, 2004, compared with $46,015 in the prior comparable period, an increase of $15,094. Such advertising expenses as a percentage of net sales were 5.0% during the nine month period ended June 30, 2004 as compared to 5.6% for the prior comparable period. Of the $15,094 increase, $13,581 was attributable to the increase in promotions for products, mainly via television, magazines, newspapers and mailing programs and $1,513 attributable to an increase in catalog printing costs. The wholesale segment promotion and media increased $13,802 primarily due to advertising expenses incurred for Rexall related products ($15,651) partially offset by decreases in television advertising on other US Nutrition related products ($1,849).  Other segments’ advertising variances are as follows: European retail promotion and media increased $1,163 and U.S. retail advertising expenses increased $211, Puritan’s Pride/Direct Response catalog costs increased $1,342 and catalog costs decreased $1,424.  Investments in additional advertising and sales promotions are part of the Company’s strategic effort to increase long-term growth.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $408,569 during the nine month period June 30, 2004, an increase of $105,099 as compared with $303,470 for the prior comparable period.  As a percentage of net sales, selling, general and administrative expenses were 33.3% during the nine month period ended June 30, 2004 and 36.7% for the prior comparable period.  Of the $105,099 increase, $40,339 was attributable to increased payroll costs mainly associated with business acquisitions and general salary increases, $18,890 to increased rent expense and additional European retail stores, $10,365 to increased depreciation and amortization expense as a result of acquisitions and an increase in capital expenditures, $9,545 to increased freight costs mainly resulting from the increase in sales and the Company’s efforts to generate faster product delivery to customers, $6,644 to increased insurance costs mainly associated with an increase in general insurance rates and $4,240 to increased professional and legal fees.  Of the $105,099 increase in selling, general and administrative cost, $10,312 was attributed to the foreign exchange translation.  The increase in the selling, general and administrative expenses by segment are as follows: Wholesale $40,859, European retail $37,862, U.S. retail $3,177, Puritan’s Pride/Direct Response $1,073 and an increase in unallocated corporate expenses of $22,128.

Interest expense.  The major components of interest expense are interest on Senior Subordinated Notes, and interest on the Credit and Guarantee Agreement (“CGA”) used for acquisitions, capital expenditures and other working capital needs. Interest expense was $19,132 for the nine month period ended June 30, 2004, an increase of $7,423 compared with interest expense of $11,709 for the prior comparable period. Interest expense increased due to increased borrowings under a new credit agreement entered into by the Company in conjunction with the Rexall acquisition.  On July 25, 2003, the Company entered into a new CGA comprised of $375,000 Senior Secured Credit Facilities. This CGA consisted of a $100,000 Revolving Credit Facility, a $50,000 Term Loan A and a $225,000 Term Loan B. Terms of

the new CGA were in many instances similar to the previous credit agreement. On December 19, 2003, the Company refinanced $224,000 of Term B loans outstanding under its July 2003 credit agreement with a new class of Term C loans on more favorable terms of LIBOR plus 2%.  Costs of approximately $500 were paid on December 19, 2003, in connection with this debt refinancing, which will be amortized until Term C’s maturity of approximately six years.  By March 31, 2004, the Company had fully repaid Term Loan A.  Therefore, at June 30, 2004, existing outstanding facilities of the CGA consisted of a revolving credit facility which the Company has not drawn upon to date and $155,923 of Term Loan C.  Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin.  At June 30, 2004 the annual borrowing rate for Term Loan C approximated 3.3125%.

Miscellaneous, net.  Miscellaneous, net was $3,142 during the nine month period ended June 30, 2004, a decrease of $2,394, from $5,536 in the prior comparable period.  Such decrease was primarily attributable to decreases in net gains on sale of property plant and equipment ($1,340) and investment income ($1,433).

Income Taxes.  The Company’s income tax expense is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business, and the Company’s ability to utilize state tax credits that will begin to expire in 2013. The effective income tax rate for the nine months ended June 30, 2004 was 33.0%, compared to 29.7% for the prior comparable period.  The prior year effective income tax rate was lower than the current year principally due to the Company recording a $4,000 after-tax benefit in the fiscal third quarter of 2003 to record foreign tax credits.  The effective income tax rates were less than the U.S. federal statutory tax rate primarily due to the enhanced tax structure of foreign subsidiaries.  This tax structures should also continue to impact future fiscal years.  Therefore the Company’s overall effective income tax rate should vary.

Net income.  After income taxes, the Company had net income for the nine months ended June 30, 2004 of $90,804 (or basic and diluted earnings per share of $1.36 and $1.31, respectively), and $65,702 (or basic and diluted earnings per share of $0.99 and $0.96, respectively) for the prior comparable period.  Net income during the nine months ended June 30, 2003 included the discontinued product charge of $3,996, after tax, (or $0.06 basic and diluted earnings per share) associated with such discontinued sales.

Seasonality:

Although the Company believes that its business is not seasonal in nature, historically, the Company has experienced, and expects to continue to experience, a substantial variation in its net sales and operating results from quarter to quarter. The Company believes that the factors which influence this variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements, the timing of the Company’s introduction of new products, the level of consumer acceptance of each new product, the seasonality of the markets in which the Company participates, and actions of competitors. Accordingly, a comparison of the Company’s results of operations from consecutive periods is not necessarily meaningful, and the Company’s results of operations for any period are not necessarily indicative of future performance. Additionally, the Company may experience higher net sales in a quarter depending upon when it has engaged in significant promotional activities.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity and capital resources are cash generated from operations.  The Company also has a $100,000 Revolving Credit Facility maintained by the Company under its Credit & Guarantee Agreement (“CGA”).  No borrowings were outstanding under the Revolving Credit Facility at June 30, 2004.  Please see below for further discussion regarding the Company’s CGA.

As of June 30, 2004, working capital was $329,689, compared with $314,275 as of September 30, 2003, an increase of $15,414.  The increase in working capital was primarily due to increases in current assets including accounts receivable, inventories and other current assets.  Accounts receivable increased due to increased sales.  The annualized number of average days’ sales outstanding (on wholesale sales) during the nine month period ended June 30, 2004, was 44 days, compared with 60 days at June 30, 2003.  The annualized inventory turnover rate was approximately 2.41 times during the nine month period ended June 30, 2004 compared with 2.26 times during the prior comparable period.  Inventory levels have increased as a result of modifications to the Company’s product procurement process.  As the Company continues to grow, it needs to reserve larger quantities of product through verbal commitments with its vendors.  Generally, these verbal arrangements with the Company’s vendors are terminable by either party without notice or upon short notice.  Inventory levels were increased to prepare for expected increases in orders as a result of anticipated consumer demand and ensure quick delivery of product to the Company’s customers.  Other current assets increased as a result of the reclassification of the former Rexall corporate headquarters held for sale of $10,508 from property, plant and equipment during the current fiscal quarter.

The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. Cash and cash equivalents totaled $50,185 and $49,349 at June 30, 2004 and September 30, 2003, respectively. The Company generated cash from operating activities of $137,407 and $79,576 during the nine month periods ended June 30, 2004 and 2003, respectively. The overall increase in cash from operating activities during the nine month period ended June 30, 2004 was mainly attributable to increased net income and changes in other operating assets and liabilities.

Cash used in investing activities was $26,837 and $53,044 during the nine month periods ended June 30, 2004 and 2003, respectively.  During the nine month period ended June 30, 2004, cash used in investing activities consisted primarily of the purchase of property, plant and equipment ($32,087), partially offset by proceeds from the sale of investment in bonds ($4,158) and proceeds from sale of property, plant and equipment ($1,092).  During the nine month period ended June 30, 2003 cash used in investing activities consisted primarily of net cash paid for the FSC and GNC (UK) business acquisitions ($32,049), the purchase of property, plant and equipment ($24,852), partially offset by proceeds from the sale of property, plant and equipment ($1,454), and cash received that was previously held in escrow for the acquisitions of Global Health Sciences ($1,850) and NatureSmart ($553).

Net cash used in financing activities was $116,256 and $17,334 during the nine months ended June 30, 2004 and 2003, respectively. For the nine month period ended June 30, 2004 cash used in financing activities included principal payments under long-term debt agreements ($116,563) and payments related to debt issuance costs ($500), partially offset by proceeds from the exercise of stock options ($807). Cash used in financing activities during the nine month period ended June 30, 2003 related to principal payments under long-term debt agreements ($17,510), partially offset by proceeds from the exercise of stock options ($176).

The Company believes that existing cash balances, internally-generated funds from operations, and amounts available under the CGA will provide sufficient liquidity to satisfy the Company’s working capital needs for the next 12 months and to finance anticipated capital expenditures incurred in the normal course of business.

EBITDA:  The Company defines EBITDA, which is a non-GAAP financial measure, as earnings before interest, taxes, depreciation and amortization.  This non-GAAP financial measure is not prepared in accordance with generally accepted accounting principles and may be different from non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Management believes the presentation of EBITDA is relevant and useful because EBITDA is a measurement industry analysts utilize when evaluating the Company’s operating performance. Management also believes EBITDA enhances an investor’s understanding of the Company’s results of operations because it measures the Company’s operating performance exclusive of interest and non-cash charges for depreciation and amortization. Management also provides this non-GAAP measurement as a way to help investors better understand its core operating performance, enhance comparisons of the Company’s core operating performance from period to period and to allow better comparisons of the Company’s operating performance to those of its competitors. EBITDA also reflects a non-GAAP financial measure of the Company’s liquidity. Management believes EBITDA is a useful tool for certain investors and creditors for measuring the Company’s ability to meet debt service requirements. Additionally, management uses EBITDA for purposes of reviewing the results of operations on a more comparable basis. EBITDA does not represent cash flow from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered an alternative to net income under GAAP for purposes of evaluating the results of operations. For the three month period ended June 30, 2004, the Company’s EBITDA was $57,815 compared with $53,786 for the prior comparable period, an increase of $4,029. For the nine month period ended June 30, 2004, the Company’s EBITDA was $201,509, compared with $137,736 for the prior comparable period, an increase of $63,773.  EBITDA was calculated as follows:

Reconciliation of GAAP Measures to Non-GAAP Measures

(Unaudited)

	THREE MONTHS ENDED June 30, 2004
	Pretax income (loss)	Depreciation and amortization	Interest	EBITDA

Wholesale	$26,920	$2,493	$—	$29,413

US Retail / Vitamin World	(1,147)	2,323		1,176

European Retail / Holland & Barrett / GNC (UK)	28,247	3,983		32,230

Direct Response / Puritan’s Pride	16,294	1,294		17,588

Segment Results	70,314	10,093		80,407

Corporate	(33,658)	5,497	5,569	(22,592)

Total	$36,656	$15,590	$5,569	$57,815

	THREE MONTHS ENDED June 30, 2003
	Pretax income (loss)	Depreciation and amortization	Interest	EBITDA

Wholesale	$21,630	$290	$—	$21,920

US Retail / Vitamin World	902	2,639		3,541

European Retail / Holland & Barrett / GNC (UK)	19,182	2,708		21,890

Direct Response / Puritan’s Pride	19,771	1,413		21,184

Segment Results	61,485	7,050		68,535

Corporate	(22,376)	3,737	3,890	(14,749)

Total	$39,109	$10,787	$3,890	$53,786

	NINE MONTHS ENDED June 30, 2004
	Pretax income (loss)	Depreciation and amortization	Interest	EBITDA

Wholesale	$97,927	$7,935	$—	$105,862

US Retail / Vitamin World	243	8,509		8,752

European Retail / Holland & Barrett / GNC (UK)	84,229	9,881		94,110

Direct Response / Puritan’s Pride	48,980	4,102		53,082

Segment Results	231,379	30,427		261,806

Corporate	(95,850)	16,421	19,132	(60,297)

Total	$135,529	$46,848	$19,132	$201,509

	NINE MONTHS ENDED June 30, 2003
	Pretax income (loss)	Depreciation and amortization	Interest	EBITDA

Wholesale	$53,784	$741	$—	$54,525

US Retail / Vitamin World	340	8,576		8,916

European Retail / Holland & Barrett / GNC (UK)	64,542	7,247		71,789

Direct Response / Puritan’s Pride	44,744	4,350		49,094

Segment Results	163,410	20,914		184,324

Corporate	(69,922)	11,625	11,709	(46,588)

Total	$93,488	$32,539	$11,709	$137,736

Debt Agreements:

On July 25, 2003, the Company entered into new $375,000 Senior Secured Credit Facilities. This CGA consisted of a $100,000 Revolving Credit Facility, a $50,000 Term Loan A and a $225,000 Term Loan B. Terms of the new CGA were in many instances similar to the previous credit agreement. The proceeds were used to fund the Rexall acquisition, to refinance the prior credit facility, and to pay fees, commissions, and expenses associated therewith.  Following the closing date, the proceeds of loans borrowed under the new Revolving Facility are to be used for general corporate purposes including capital expenditures, and other acquisitions. On December 19, 2003, the Company refinanced $224,000 of Term B loans outstanding under its July 2003 credit agreement with a new class of Term C loans on more favorable terms of LIBOR plus 2%.  Costs of approximately $500 were paid on December 19, 2003 in connection with this debt refinancing, which will be amortized until Term C’s maturity of approximately six years.  By March 31, 2004, the Company had fully repaid Term Loan A.  Repayments permanently reduce availability of term loans.  Therefore, at June 30, 2004, existing outstanding facilities of the CGA consisted of a revolving credit facility which the Company has not drawn upon to date and $155,923 of Term Loan C.  The revolving credit facility and Term Loan C are scheduled to mature on the earlier of (i) fifth anniversary of the closing date for the Revolving Credit Facility and the sixth anniversary date for Term Loan C; or (ii) March 15, 2007 if the Company’s 8-5/8% senior subordinated Notes due September 15, 2007 are still outstanding. Virtually all of the Company’s assets are collateralized under the new CGA.  Under the CGA, The Company is obligated to maintain various financial ratios and covenants that are typical for such facilities.

Interest rates charged on borrowings can vary depending on the interest rate option utilized.  Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. At June 30, 2004, the annual borrowing rate for Term Loan C approximated 3.3125%.  The Company is required to make quarterly principal installments under Term Loan C of approximately $393.  The Term Loan C also requires the last four quarterly principal installments to be balloon payments of approximately $53,435 beginning September 30, 2008.  The current portion of Term Loan C at June 30, 2004 was $1,572.

In 1997, the Company issued $150,000 of 8-5/8% senior subordinated Notes (“Notes”) due in 2007.  The Notes are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company including the CGA.

The Company’s credit arrangements, generally the indenture governing the Notes (“Indenture”) and the new CGA, impose certain restrictions on the Company and its subsidiaries regarding capital expenditures and limit the Company’s ability to do any of the following: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions.  Such restrictions are subject to certain limitations and exclusions.

In addition, a default under certain covenants in the Indenture and the CGA, respectively, could result in the acceleration of the Company’s payment obligations under the CGA and the Indenture, as the case may be, and, under certain circumstances, in cross-defaults under other debt obligations.  These defaults may have a negative effect on the Company’s liquidity.

A summary of contractual cash obligations as of June 30, 2004 is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt and capital leases	$310,359	$3,247	$4,063	$301,869	$1,180
Operating leases	445,788	68,409	119,718	98,189	159,472
Purchase commitments	120,665	120,665	—	—	—
Capital commitments	15,858	11,448	4,410	—	—
Employment and consulting agreements	4,323	1,690	2,340	293	—
Total contractual cash obligations	$896,993	$205,459	$130,531	$400,351	$160,652

The Company conducts retail operations under operating leases, which expire at various dates through 2029.  Some of the leases contain renewal options and provide for contingent rent based upon sales, plus certain tax and maintenance costs. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year are noted in the above table.

The Company was committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $120,665 at June 30, 2004.  During the nine months ended June 30, 2004, no one supplier individually represented greater than 10% of the Company’s purchases.  The Company does not believe that the loss of any single supplier would have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Company had approximately $2,548 in open capital commitments at June 30, 2004, primarily related to computer hardware and software.  Also, the Company has a commitment of approximately $13,310 for the construction of an automated warehouse over the next 18 months.

The Company has employment agreements with two of its executive officers.  The agreements, entered into in October 2002, have a term of 5 years and are automatically renewed each year thereafter unless either party notifies the other to the contrary.  These agreements provide for minimum salary levels and contain provisions regarding severance and changes in control of the Company.  The annual commitment for salaries to these two officers as of June 30, 2004 was approximately $1,170.  In addition, five members of Holland & Barrett’s (“H&B”) senior executive staff have service contracts terminable by the Company upon twelve months’ notice.  The aggregate commitment for such H&B executive staff as of June 30, 2004 was approximately $295.

The Company maintains a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, the founder of the Company.  The consulting fee (which is paid monthly) is fixed by the Board of Directors of the Company, provided that in no event will the consulting fee be at a rate lower than $450 per year.  In addition, Mr. Arthur Rudolph receives director’s fees and certain fringe benefits accorded to executives of the Company.

The Company has grown through acquisitions, and expects to continue seeking to acquire entities in similar or complementary businesses.  Such acquisitions are likely to require the incurrence and/or assumption of indebtedness and/or obligations, the issuance of equity securities or some combination thereof.  In addition, the Company may from time to time determine to sell or otherwise dispose of certain of its existing assets or businesses; the Company cannot predict if any such transactions will be consummated, nor the terms or forms of consideration which might be required in any such transactions.

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

At June 30, 2004, Moody’s Investors Service, Inc. (“Moody’s”) rated the Company’s Notes as a B1, and the CGA’s implied rating as a Ba2; Standard & Poor’s (“S&P”) rated the Notes as a B+, the CGA as a BB, and gave the Company an overall corporate credit rating as BB.  Both credit agencies’ ratings remained unchanged from the prior period.  On June 17, 2004 Moody’s rated the Company’s Term Loan C as a Ba2 and withdrew the following ratings: Term Loan A rating (since the Company has fully repaid such debt) and the Term Loan B rating (refinanced as Term Loan C).  On June 3, 2004, S&P affirmed its BB corporate credit and senior secured bank loan ratings, and revised its outlook on such debt to BB/Stable/— from BB/Negative/—.

New accounting developments:

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB 104, which was effective upon issuance, updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins and revises or rescinds portions of the interpretative guidance included in SAB 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the incorporation of certain sections of the staff’s Frequently Asked Question (“FAQ”) document on revenue recognition into Topic 13.  SAB 101, “Revenue Recognition in Financial Statements,” which was issued in December 1999, provides guidance to SEC registrants on the recognition, presentation and disclosure of revenues in the financial statements.  Since the Company has already adopted all such standards upon issuance, the application of this revised guidance did not impact its consolidated financial position, results of operations, or disclosure requirements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation Notice (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 provides guidance for identifying a controlling interest in a variable interest entity (“VIE”) established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. On December 24, 2003, the FASB completed deliberations of the proposed modifications to FIN No. 46 (“Revised Interpretation”); the decisions reached include:

(1)          Deferral of the effective date;

(2)          Provisions for additional scope exceptions for certain other variable interests; and

(3)          Clarification of the impact of troubled debt restructurings on the requirement with respect to VIEs.

The Company adopted the revised interpretations of FIN No. 46 during the quarter ended March 31, 2004.  The Company did not have to consolidate any entities as a result of adopting this revised Interpretation.  Therefore the adoption of this Interpretation did not impact its consolidated financial position, results of operations, or disclosure requirements.

ITEM 3:

NBTY, INC. AND SUBSIDIARIES
QUANTITATIVE and QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk:

The Company is subject to currency fluctuations, primarily with respect to the British Pound and the Euro, and interest rate risks that arise from normal business operations. The Company regularly assesses these risks. As of June 30, 2004, the Company had not entered into any hedging transactions.

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

PART II.  Other Information

NBTY, INC. and SUBSIDIARIES

Item 1. Legal Proceedings

The Company settled a previously announced civil complaint arising out of the Company’s sales of pseudoephedrine products (now discontinued) for a payment of $950.  The settlement, without any admission of wrongdoing by the Company, was entered into to avoid the uncertainty inherent in litigation as well as the considerable expense involved in litigating such an issue.

Since June 2004, several shareholder class action lawsuits have been filed in the United States District Court for the Eastern District of New York against the Company and certain of its officers and directors on behalf of shareholders of the Company who purchased shares of the Company’s stock during certain periods of time.  The complaints generally allege that defendants violated federal securities laws by issuing false and misleading statements and by failing to disclose material facts concerning the Company’s financial results that allegedly caused declines in the price of the Company’s stock.  In addition to the shareholder class actions, a derivative claim based on the same allegations has been filed in the Eastern District of New York against individual directors of the Company.  The Company and the named officers and directors deny all claims of wrongdoing and intend to vigorously defend these actions.  However, given the early stages of the proceedings, no determination can be made at this time as to the final outcome.  The Company maintains policies of directors and officers professional liability insurance.

Also, a shareholder of the Company has recently served a demand that the Board of Directors of the Company commence a civil action against certain officers and directors of the Company based on the allegations described above.

As discussed in the 10-K, Rexall is involved in a California state class action involving Rexall’s nutrition bars.  The August 2, 2004 trial date in this case has been vacated.  No new date has yet been set for the trial in this matter.  The Company believes that this case is without merit and intends to vigorously defend against the claims asserted.  However, no determination can be made as to the case’s final outcome.

Item 6. Exhibits and Reports on Form 8-K

a.               Exhibits

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.              Reports on Form 8-K during the quarter ended June 30, 2004.

•                  On June 17, 2004, the Company filed a current report on Form 8-K to accompany its press release announcing its sales for the two-month period ended May 31, 2004.

•                  On April 27, 2004, the Company filed a current report on Form 8-K to accompany its press release announcing its fiscal second quarter earnings results.

NBTY, INC. and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, INC.
(Registrant)

Date: August 6, 2004	By:	/s/ Scott Rudolph
Scott Rudolph
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2004	By:	/s/ Harvey Kamil
Harvey Kamil
President and Chief Financial Officer
(Principal Financial and Accounting Officer)