Form 10-K
period 2004-09-30
NBTY INC
filed 2004-12-14
CIK 70793

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                               to

Commission file number 001-31788

NBTY, INC.
(Exact name of registrant as specified in charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-2228617 (I.R.S. Employer Identification No.)
90 Orville Drive Bohemia, New York (Address of principal executive offices)	11716 (Zip Code)

(631) 567-9500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.008 per share	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 31, 2004, was approximately $1,945,802,175. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates. The number of shares of Common Stock of the Registrant outstanding at March 31, 2004 was approximately 66,734,000. The number of shares of Common Stock of the Registrant outstanding at December 13, 2004 was approximately 67,060,000.

        DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for 2005 Annual Meeting of Stockholders

NBTY, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004
TABLE OF CONTENTS

ii

PART I

Forward Looking Statements

        This Annual Report on Form 10-K (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of NBTY, Inc. and its subsidiaries (collectively, the "Company"). Discussions containing such forward-looking statements may be found in Items 1, 2, 3, 7, 7A and 9A hereof, as well as within this Report generally. In addition, when used in this Report, the words "subject to," "believe," "expect," "plan," "project," "estimate," "intend," "may," "will," "should," "can," or "anticipate," or the negative thereof, or variations thereon, or similar expressions are intended to identify forward-looking statements, which are inherently uncertain. Similarly, discussions of strategy, although believed to be reasonable, are also forward-looking statements and are inherently uncertain. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. Factors which may materially affect such forward-looking statements include: (i) slow or negative growth in the nutritional supplement industry; (ii) interruption of business or negative impact on sales and earnings due to acts of war, terrorism, bio-terrorism, civil unrest or disruption of mail service; (iii) adverse publicity regarding nutritional supplements; (iv) inability to retain customers of companies (or mailing lists) recently acquired; (v) increased competition; (vi) increased costs; (vii) loss or retirement of key members of management; (viii) increases in the cost of borrowings and/or unavailability of additional debt or equity capital; (ix) unavailability of, or inability to consummate, advantageous acquisitions in the future, including those that may be subject to bankruptcy approval or the inability of the Company to integrate acquisitions into the mainstream of its business; (x) changes in general worldwide economic and political conditions in the markets in which the Company may compete from time to time; (xi) the inability of the Company to gain and/or hold market share of its wholesale and/or retail customers anywhere in the world; (xii) unavailability of electricity in certain geographical areas; (xiii) the inability of the Company to obtain and/or renew insurance and/or the costs of same; (xiv) exposure to and expense of defending and resolving, product liability claims and other litigation; (xv) the ability of the Company to successfully implement its business strategy; (xvi) the inability of Company to manage its retail, wholesale, manufacturing and other operations efficiently; (xvii) consumer acceptance of the Company's products; (xviii) the inability of the Company to renew leases for its retail locations; (xix) inability of the Company's retail stores to attain or maintain profitability; (xx) the absence of clinical trials for many of the Company's products; (xxi) sales and earnings volatility and/or trends; (xxii) the efficacy of the Company's Internet and on-line sales and marketing strategies; (xxiii) fluctuations in foreign currencies, including the British Pound and the Euro; (xxiv) import-export controls on sales to foreign countries; (xxv) the inability of the Company to secure favorable new sites for, and delays in opening, new retail locations; (xxvi) introduction of new federal, state, local or foreign legislation or regulation or adverse determinations by regulators anywhere in the world (including the banning of products) and more particularly proposed Good Manufacturing Practices in the United States and the Food Supplements Directive and Traditional Herbal Medicinal Products Directive in Europe; (xxvii) the mix of the Company's products and the profit margins thereon; (xxviii) the availability and pricing of raw materials; (xxix) risk factors discussed in the Company's filings with the U.S. Securities and Exchange Commission; (xxx) adverse effects on the Company as a result of increased gasoline prices and potentially reduced traffic flow to the Company's retail locations; and (xxxi) other factors beyond the Company's control.

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

Item 1.    BUSINESS

General

        NBTY, Inc. (together with its subsidiaries, the "Company," "NBTY," "we" or "us") is a leading vertically integrated manufacturer, marketer and retailer of a broad line of high quality, value-priced nutritional supplements in the United States, the United Kingdom, Ireland, the Netherlands and worldwide. Under a number of the Company's and third-party brands, the Company offers over 19,000 products, including vitamins, minerals, herbs, sports nutrition products, diet aids and other nutritional supplements. The Company is vertically integrated in that it purchases raw materials, formulates and manufactures its products and then markets its products through its four channels of distribution: (i) wholesale distribution to mass merchandisers, drug store chains, supermarkets, independent pharmacies and health food stores under various brand names, including the Nature's Bounty® and Rexall Sundown portfolio of brands; (ii) Direct response/Puritan's Pride, the leading U.S. nutritional supplement e-commerce/direct response business segment, under the Puritan's Pride® brand in catalogs and through the Internet; (iii) 557 Vitamin World® and Nutrition Warehouse® retail stores, as of September 30, 2004, operating throughout the U.S. in 45 states, Guam, Puerto Rico and the Virgin Islands; and (iv) European retail operations, consisting of 535 Holland & Barrett®, GNC (UK)® and Nature's Way® retail stores, as of September 30, 2004, operating throughout the United Kingdom and Ireland, and 67 De Tuinen® retail stores, operating in the Netherlands. At September 30, 2004, the Company manufactured over 90% of the nutritional supplements it sold.

        The Company was incorporated in Delaware in 1979 under the name Nature's Bounty, Inc. On March 26, 1995, the Company changed its name to NBTY, Inc. The Company's principal executive offices are located at 90 Orville Drive, Bohemia, New York 11716, and its telephone number is (631) 567-9500. The Company's Internet address is www.nbty.com. The Company's United Kingdom subsidiary, Holland & Barrett Europe Limited, has its principal executive offices in Nuneaton, United Kingdom. The Company's Dutch subsidiary, De Tuinen, B.V., has its principal executive offices in Beverwijk, Holland.

        The Company makes available, free of charge, on its web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such reports are available as soon as is reasonably practicable after the Company electronically files such materials with the Securities and Exchange Commission (the "SEC").

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

        Expand Existing Channels of Distribution.    The Company plans to continue expanding and improving its existing channels of distribution through aggressive marketing and synergistic acquisitions in order to increase sales and profitability and enhance overall market share. Specific plans to expand channels of distribution include:

  •
  Increase Wholesale Sales in the U.S. and in Foreign Markets.    The Company expects to strengthen its wholesale business by continuing to increase its sales in food, drug and mass merchandising channels by (i) increasing revenues derived from existing customers through strong promotional activities and the aggressive introduction of new and innovative products; (ii) increasing shelf space in major retailers; (iii) leveraging the advertising and promotion of its major specialty brands, such as Osteo-Bi-Flex®, Carb Solutions®, Flex-a-min® and Knox®; and (iv) continuing to grow its private label revenue with new customers and timely product introductions. In addition, the Company continues to form new distribution alliances throughout the world for its products.

  •
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

  •
  Increase Retail Sales in the U.S.    Over the last several years, the Company's strategy has focused on the development of a nationwide chain of retail stores in the United States. To that end, at September 30, 2004, the Company operated 557 Vitamin World® and Nutrition Warehouse® retail stores located in regional and outlet malls. The Company has added approximately 67 retail stores in the past three fiscal years, or approximately 12% of the total number of stores in operation at September 30, 2004. New stores historically do not have the same high customer traffic as more mature stores. During the fiscal year ended September 30, 2004 ("fiscal 2004"), the Company operated 24 more Vitamin World stores than in the fiscal year ended September 30, 2003. The Company plans, from time to time, to open new stores in the next fiscal year. In June 2000, the Company successfully introduced its Savings Passport Card, a customer loyalty program, which increases customer traffic and provides incentives to purchase at Vitamin World. It is an additional tool for the Company to track customer preferences and purchasing trends. At the end of fiscal 2004, there were approximately 5 million Savings Passport Card members.

  •
  Increase Retail Sales in the U.K., Ireland and Europe.    The Company continues its strategy of selectively expanding the number of its Holland & Barrett stores located throughout the U.K. At September 30, 2004, there were 484 Holland & Barrett® and 13 Nature's Way® stores operating in the U.K. and Ireland. In fiscal 2004, Nature's Way opened 1 new store and Holland & Barrett opened 10 new stores and converted 13 GNC retail stores to Holland & Barrett stores in the U.K. and Ireland. The Company projects that, during the next fiscal year, it will open 24 new retail stores in the U.K. and Ireland.

                                      At September 30, 2004, the Company operated 38 GNC retail stores in the U.K. and 67 De Tuinen retail stores in the Netherlands. The Company continues to evaluate opportunities to open additional GNC (UK) stores in the U.K. and De Tuinen stores in Europe.

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

The Company continually evaluates ways to further enhance its vertical integration by leveraging manufacturing, distribution, purchasing and marketing capabilities, and otherwise improving the efficiency of its operations.

        Build Infrastructure to Support Growth.    NBTY has technologically advanced, state-of-the-art manufacturing and production facilities, with total production capacity of approximately 36 billion tablets, capsules and softgels per year. During fiscal 2004, the Company decided to build a new distribution facility in Hazelton, Pennsylvania at a cost of approximately $21 million and began expansion of its softgel facility in Bayport, New York at a cost of approximately $23 million. The Company regularly evaluates its operations and makes investments in building infrastructure, as necessary, to support its continuing growth.

        Strategic Acquisitions.    In the normal course of its business, the Company seeks acquisition opportunities, both in the U.S. and internationally, of companies which complement or extend the Company's existing product lines, increase its market presence, expand its distribution channels, and/or are compatible with its business philosophy. In fiscal 2004, the Company investigated a number of acquisition opportunities throughout the world; however, these acquisition opportunities did not fit the Company's strategic plans and were therefore not consummated. Management continues to evaluate acquisition opportunities across the industry and around the world.

        Experienced Management Team.    The Company's management team has extensive experience in the nutritional supplement industry and has developed long-standing relationships with its suppliers and its customers. The executive officers of the Company have an average of approximately 21 years with the Company.

Operating Segments

        NBTY and its subsidiaries operate in the nutritional supplement industry, focusing their products and services on four segments of this industry: Wholesale, Direct Response, U.S. Retail and European Retail.

        The following table sets forth the percentage of net sales for each of the Company's operating segments:

	Fiscal Year Ended September 30,
	2004	2003	2002
Wholesale	44%	35%	30%
Direct Response	13%	17%	19%
Retail:
U.S.	13%	18%	21%
Europe	30%	30%	30%

	100%	100%	100%

        Further information about the financial results of each of these segments is found in Note 19 of the Notes to the Consolidated Financial Statements in this Report.

        Wholesale/Mass Marketing.    The Company markets its products under various brand names to many channels of distribution, including leading drug store chains and supermarkets, independent pharmacies, health food stores, health food store wholesalers and other retailers such as mass merchandisers. The Nature's Bounty® and Sundown® brands are sold to drug store chains, drug wholesalers, supermarket chains and wholesalers, as well as mass merchandisers. The Company also sells a full line of products to supermarket chains and wholesalers under the brand name Natural Wealth® at prices designed for the "price conscious" consumer. The Company also sells directly to health food stores under the brand name Good 'N Natural® and sells products, including a specialty line of vitamins, to health food wholesalers under the brand name American Health®. In addition, the Company operates Food Supplement Company ("FSC"), a wholesale distributor in Manchester, England. The Company has expanded sales of various products to many countries throughout Europe, Asia and Latin America.

        Direct Response.    The Company offers, through mail order and Internet e-commerce, a full line of vitamins and other nutritional supplement products as well as selected personal care items under its Puritan's Pride® brand names at prices which are generally at a discount from those of similar products sold in retail stores.

        Through its Puritan's Pride® brand, NBTY is the leader in the U.S. direct response nutritional supplement industry with more than 4 million customers on our customer list, and response rates which management believes to be above the industry average. NBTY intends to attract new customers in its direct response operation through aggressive marketing techniques both in the U.S. and the U.K., and through selective acquisitions.

        In order to maximize sales per catalog and reduce mailing and printing costs, the Company regularly updates its mail order list to include new customers and to eliminate those who have not placed an order within a designated period of time. In addition, in order to add new customers to its mailing lists and web sites and to increase average order sizes, the Company places advertisements in newspaper supplements and conducts insert programs with other mail order companies. The Company's use of state-of-the-art equipment in its direct response operations, such as computerized mailing, bar-coded addresses and automated picking and packing systems enables the Company to fill each order typically within 24 hours of its receipt. This equipment and expertise allows the Company to lower its per customer distribution costs, thereby enhancing margins and enabling the Company to offer its products at lower prices than its competitors.

        The Company's www.puritan.com and www.vitamins.com web sites provide a practical and convenient method for consumers wishing to purchase products that promote healthy living. Through these web sites, consumers have access to the full line of more than 1,500 products which are offered through the Company's Puritan's Pride® mail order catalog. Consumer orders are processed with the speed, economy and efficiency of the Company's automated picking and packing system.

        U.S. Retail.    At the end of fiscal 2004, the Company operated 557 retail stores located in 45 states, Guam, Puerto Rico and the Virgin Islands under the Vitamin World® and Nutrition Warehouse® names. Each location carries a full line of the Company's products under the Company's brand names as well as products manufactured by others. Through direct interaction between the Company's personnel and the public at these retail locations, the Company is able to identify buying trends, customer preferences or dislikes, acceptances of new products and price trends in various regions of the country. This information is useful in initiating sales programs and new product introductions for all divisions of the Company.

        In addition to www.puritan.com and www.vitamins.com, the Company also maintains another web site, www.vitaminworld.com, to accommodate customers who wish to purchase nutritional supplements on the Internet, or to find a conveniently located store to make purchases in person. This web site provides the consumer with information concerning the products offered in the Company's retail stores and an easy and effective way to purchase Vitamin World products through our e-commerce portal.

        European Retail.    The Company's European Retail sales are generated by Holland & Barrett and GNC in the U.K., Nature's Way in Ireland and De Tuinen in the Netherlands. Holland & Barrett is one of the leading nutritional supplement retailers in the U.K., with 484 locations in the U.K. at September 30, 2004. Holland & Barrett markets a broad line of nutritional supplement products, including vitamins, minerals and other nutritional supplements, as well as food products, including fruits and nuts, confectionery and other items. GNC (UK) operated 38 locations in the U.K. at September 30, 2004, specializing in the sale of vitamins, minerals and sports nutrition products. At September 30, 2004 there were 13 Nature's Way locations in Ireland selling a range of products similar to those offered by Holland & Barrett. With 67 locations in the Netherlands at September 30, 2004, De Tuinen is a leading retailer of health food products, selected confectionery, and lifestyle giftware. Nutritional supplement products manufactured by NBTY accounted for approximately 50% of European Retail's total sales in fiscal 2004.

        For additional information regarding financial information about the geographic areas in which the Company and its subsidiaries conduct their business, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to the Company's Consolidated Financial Statements contained in this Report.

Employees and Advertising

        As of September 30, 2004, the Company employed approximately 10,000 persons, including:

  (i)
  2,339 sales associates located throughout the U.S. in its Vitamin World® and Nutrition Warehouse® retail stores;

  (ii)
  2,515 manufacturing, shipping and packaging associates throughout the U.S.;

  (iii)
  861 associates in administration throughout the U.S.;

  (iv)
  206 associates who sell to NBTY's wholesale distributors and customers;

  (v)
  74 in-house advertising associates;

  (vi)
  3,323 associates in its Holland & Barrett operations, including:

  (A)
  2,903 retail associates,

  (B)
  249 associates in distribution, and

  (C)
  171 associates in administration;

  (vii)
  322 associates in its De Tuinen operations, including:

  (A)
  287 retail associates, and

  (B)
  35 associates in administration and warehousing;

  (viii)
  235 associates in GNC (UK) retail stores;

  (ix)
  72 associates in Nature's Way retail stores; and

  (x)
  24 associates in FSC wholesale administration, production and warehousing.

In addition, NBTY sells its products through commissioned sales representative organizations. The Company believes it has satisfactory employee and labor relations.

        For the fiscal years ended September 30, 2002, 2003 and 2004, NBTY spent approximately $48 million, $66 million and $85 million, respectively, on advertising and promotions, including print, media and cooperative advertising. A significant portion of the increased advertising relates to additional promotions at the Rexall Sundown, Inc. ("Rexall") operations, acquired by the Company in July 2003. NBTY creates its own advertising materials through its in-house staff of associates. In the U.K. and Ireland, both Holland & Barrett and Nature's Way have run advertisements on television and in national newspapers, and conducted sales promotions. GNC (UK) and De Tuinen also advertise in newspapers and conduct sales promotions. In addition, Holland & Barrett and De Tuinen each publish their own magazines with articles and promotional materials.

Manufacturing, Distribution and Quality Control

        At September 30, 2004 the Company employed approximately 2,515 manufacturing, shipping and packaging associates throughout the United States. The Company's manufacturing activities are conducted in New York, California, Florida and New Jersey. All of the Company's manufacturing operations are subject to good manufacturing practice regulations ("GMPs") promulgated by the United States Food and Drug Administration ("FDA") and other applicable regulatory standards. The Company manufactures products for its four operating segments as well as for third parties. The Company believes that, generally, the capacity of its manufacturing and distribution facilities is adequate to meet the requirements of its current business and will be adequate to meet the requirements of anticipated increases in sales.

        The Company places special emphasis on quality control. All raw materials used in production are assigned a unique lot number and are initially held in quarantine, during which time the Company's laboratory chemists assay the raw materials for compliance with established specifications. Once released, samples are retained and the material is processed according to approved formulas by mixing, granulating, compressing, encapsulating and sometimes coating operations. After the tablet or capsule is manufactured, laboratory technicians test its weight, purity, potency, disintegration and dissolution. Generally, when products such as vitamin tablets are ready for bottling, the Company's automated equipment counts the tablets, inserts them into bottles, adds a tamper-resistant cap with an inner safety seal and affixes a label. The Company uses computer-generated documentation for picking and packing for order fulfillment.

        The Company's manufacturing operations are designed to allow low cost production of a wide variety of products of different quantities, sizes and packaging while maintaining a high level of customer service and quality. Flexible production line changeover capabilities and reduced cycle times allow the Company to respond quickly to changes in manufacturing schedules.

        Inventory Control.    The Company has installed inventory control systems at its facilities that enable it to track each product as it is received from its supply sources through manufacturing and shipment to its customers. To facilitate this tracking, a significant number of products sold by the Company are bar coded. The Company's inventory control systems report shipping, sales and individual SKU level inventory information. The Company manages the retail sales process by monitoring customer sales and inventory levels by product category. The Company believes that its distribution capabilities enable it to more flexibly respond to the delivery requirements of its customers.

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

Research and Development

        In the last three fiscal years, the Company did not expend material amounts for research and development of new products.

Competition; Customers

        The market for nutritional supplement products is highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support, and availability of new products. The Company believes it competes favorably in all of these areas.

        The Company's direct competition consists primarily of publicly and privately owned companies, which tend to be highly fragmented in terms of both geographical market coverage and product categories. The Company also competes with companies which may have broader product lines and/or larger sales volumes. The Company's products also compete with nationally advertised brand name products. Most of the national brand companies have resources greater than those of the Company.

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

        Two customers of the wholesale division represented, individually, more than 10% of this division's sales in fiscal 2004, and one of these customers accounted for 12% of the Company's accounts receivable at September 30, 2004. Another customer accounted for 11% of the Company's accounts receivable at September 30, 2004. Management believes that the loss of one or more of these customers could have a material adverse effect on the Company's consolidated financial position or results of operations if the Company is unable to replace such customer(s).

Government Regulation

        United States.    The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of NBTY's products are subject to regulation by federal agencies, including the FDA, the Federal Trade Commission ("FTC"), the Postal Service, the Consumer Product Safety Commission, the Department of Agriculture, the Environmental Protection Agency, and also by various agencies of the states, localities and foreign countries in which NBTY's products are sold. In particular, the FDA, pursuant to the Federal Food, Drug, and Cosmetic Act ("FDCA"), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of dietary supplements, including vitamins, minerals and herbs, and of over-the-counter ("OTC") drugs, while the FTC regulates the advertising of these products, and the Postal Service regulates advertising claims with respect to such products sold by mail order.

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

        DSHEA permits "statements of nutritional support" to be included in labeling for dietary supplements without FDA pre-approval. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being (but may not state that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease unless such claim has been reviewed and approved by the FDA). A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. In some circumstances, it is necessary to disclose on the label that the FDA has not "evaluated" the statement, to disclose the product is not intended for use for a disease, and to notify the FDA about the Company's use of the statement within 30 days of marketing the product. However, there can be no assurance that the FDA will not determine that a particular statement of nutritional support that a company wants to use is an unacceptable claim or an unauthorized version of a "health claim." Such a determination might prevent a company from using the claim.

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

        As authorized by DSHEA, the FDA recently proposed GMPs specifically for dietary supplements. These new GMP regulations, if finalized, would be more detailed than the GMPs that currently apply to dietary supplements and may, among other things, require dietary supplements to be prepared, packaged and held in compliance with certain rules, and might require quality control provisions similar to those in the GMP regulations for drugs. There can be no assurance that, if the FDA adopts GMP regulations for dietary supplements, NBTY will be able to comply with the new rules without incurring substantial expense.

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

        The FTC exercises jurisdiction over the advertising of dietary supplements. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising or for the use of false or misleading advertising claims. These enforcement actions have often resulted in consent decrees and the payment of civil penalties and/or restitution by the companies involved. Each of NBTY and Rexall are currently subject to FTC consent decrees resulting from past advertising claims for certain of their respective products. As a result, we are required to maintain compliance with these decrees and are subject to an injunction and substantial civil monetary penalties if there should be any failure to comply. Further, the U.S. Postal Service has issued cease and desist orders against certain mail order advertising claims made by dietary supplement manufacturers including NBTY, and NBTY is required to maintain compliance with the order applicable to it, subject to civil monetary penalties for any noncompliance. Violations of these orders could result in substantial monetary penalties. Civil penalty actions could have a material adverse effect on NBTY's consolidated financial position or results of operations.

        In June 2003, the Company received a letter of inquiry from the FTC concerning the Company's marketing of a certain weight loss product, as well as the marketing of Royal Tongan Limu dietary supplement by a subsidiary of the Company, Dynamic Essentials (DE), Inc. ("DEI"). Subsequent to the receipt of this letter, the Company voluntarily stopped all sales and promotions of the weight loss product in question and of Royal Tongan Limu. The Company also ceased all DEI operations and terminated all DEI employees. The Company has had follow-up meetings and correspondence with the FTC with respect to these products. In November 2004, FTC Staff indicated that they were likely to recommend to the FTC Commissioners that a civil penalty action should be brought. At this time, it is not possible to determine what the final outcome or amount of any claim that the FTC might file would be. Therefore, the materiality of this inquiry cannot be accurately ascertained at this time.

        In March 2003 the Company ceased selling products that contain ephedra. Though the Company continues to believe that the ephedra products it sold are safe to use as directed, the adverse publicity surrounding ephedra products and the regulatory environment in the U.S. led management to the decision to cease selling ephedra products, in the best interests of the Company and its shareholders. Overall, sales of ephedra products represented an insignificant portion of the Company's business. Subsequent to the decision to cease selling ephedra products, the Company was named as a defendant or a third-party defendant in several actions, alleging liability (under various theories, including negligence, false advertising, strict liability in tort and failure to warn) as well as personal injury with respect to the Company's sales, manufacturing and distribution of products containing ephedra. The Company has notified its insurance carriers and third party vendors with regard to each suit and vigorously contests the allegations in these actions. The Company did not acquire any ephedra assets, liabilities or operations in connection with its purchase of Rexall. All such operations were retained by Royal Numico N.V., the prior owner of Rexall. The FDA issued a final regulation on February 11, 2004 prohibiting the sale of ephedra based on the FDA's safety concerns. This final regulation has been challenged in two separate third party lawsuits, which are pending at this time.

        NBTY is also subject to regulation under various state, local, and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements and OTC drugs. Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of certain of NBTY's products. Compliance with such foreign governmental regulations is generally the responsibility of NBTY's distributors in those countries. These distributors are independent contractors whom the Company does not control.

        In addition, from time to time in the future, NBTY may become subject to additional laws or regulations administered by the FDA or by other federal, state, local or foreign regulatory authorities, to the repeal of laws or regulations that the Company considers favorable, such as DSHEA, or to more stringent interpretations of current laws or regulations. The Company is not able to predict the nature of such future laws, regulations, repeals or interpretations, and it cannot predict what effect additional governmental regulation, when and if it occurs, would have on its business in the future. Such developments could, however, require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, additional personnel, or other new requirements. Any such developments could have a material adverse effect on NBTY.

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

        In the U.K. regulatory system, a product intended to be taken orally will fall within either the category of food or the category of medicine. There is currently no special category of dietary supplement as provided for in the U.S. by DSHEA. Some products which are intended to be applied externally, for example creams and ointments, may be classified as medicines and others as cosmetics.

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

        In July 2002, the European Union ("EU") published in its Official Journal the final text of a Food Supplements Directive which became effective in the EU on that date, and which sets out a process and timetable by which the Member States of Europe must bring their domestic legislation in line with its provisions. It seeks to harmonize the regulation of the composition, labeling and marketing of food supplements (at this stage only vitamins and minerals) throughout the EU. It does this by specifying what nutrients and nutrient sources may be used (and by interpretation the rest which may not), the level at which those nutrients may be present in a supplement, and the labeling and other information which must be provided on packaging.

        By harmonizing the legislation, the Food Supplements Directive should provide opportunities for businesses to market one product or a range of products to a larger number of potential customers without having to reformulate or repackage it. This development may lead to some liberalizing of the more restrictive regimes in France and Germany, providing new business opportunities. Conversely, however, it may substantially limit the range of nutrients and nutrient sources, and the potencies at which some nutrients may be marketed by the Company in the more liberal countries, such as the U.K., which may lead to some reformulation costs and loss of some specialty products.

        The provisions of the Food Supplements Directive were incorporated into U.K. domestic law by Statutory Instrument in July 2003. The first phase of compliance relates to the composition of food supplements and must be attained by August 2005. While the Company currently believes that it will timely comply with this Directive, there can be no assurances that it will be able to do so without incurring substantial expense.

        On April 30, 2004 the EU published the Traditional Herbal Medicinal Products Directive ("THMPD") which requires traditional herbal medicine to be registered in each Member State in which they are intended to be marketed. A registration will require a product to be manufactured to pharmaceutical GMP standards, however there is no need to demonstrate efficacy, provided that the product is safe, is manufactured to high standards, and has been on the market for 30 years. The THMPD is intended to provide a safe home in EU law for a number of categories of herbal remedies, which may otherwise be found to fall outside EU law. It does not, however, provide a mechanism for new product development, and would entail some compliance costs in registering the many herbal products already on the market. Member States have to put into place the provisions for national compliance by October 2005. This is the anticipated date at which Traditional Herbal Medicinal products can be registered. A transitional period of seven years has been granted to allow all relevant products to be registered. Full compliance is required by April 2011. While the Company currently believes that it will timely comply with this Directive, there can be no assurances that it will be able to do so without incurring substantial expense.

        Additional EU legislation is being developed for sports nutrition products, fortified foods and to permit, but closely regulate, nutrition and health claims. There are also anticipated changes to existing legislation to further regulate medicines, which will apply to Traditional Herbal Medicinal products and for the composition, labeling and marketing of food products.

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

Trademarks

        U.S.    The Company and its subsidiaries have applied for or registered more than 2,100 trademarks with the United States Patent and Trademark Office and many other major jurisdictions throughout the world for its Nature's Bounty®, Holland & Barrett®, Good 'N Natural®, American Health®, Puritan's Pride®, Vitamin World®, Natural Wealth®, Nutrition Headquarters®, Rexall®, Sundown®, MET-Rx®, Worldwide Sport Nutrition® and Nutrition Warehouse® trademarks, among others, and has rights to use other names essential to its business. Federally registered trademarks have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. The Company regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement.

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

Raw Materials

        In fiscal 2004, the Company spent approximately $400 million on raw materials. The principal raw materials required in the Company's operations are vitamins, minerals, herbs, gel caps, and bottling materials. The Company purchases the majority of its vitamins, minerals and herbs from bulk manufacturers and distributors in the United States, Japan, China and Europe. The Company believes that there are adequate sources of supply for all of its principal raw materials. The Company also believes that its strong relationships with its suppliers yield improved quality, pricing and overall service to its customers. Although there can be no assurance that the Company's sources of supply for its principal raw materials will be adequate in all circumstances, in the event that such sources are not adequate, the Company believes that alternate sources can be developed in a timely and cost effective manner. During fiscal 2004, no one supplier accounted for more than 10% of the Company's raw material purchases. The Company does not believe that the loss of any single supplier would have a material adverse effect on the Company's consolidated financial condition or results of operations.

Seasonality

        Although the Company believes that its business is not seasonal in nature, historically, the Company has experienced, and expects to continue to experience, a substantial variation in its net sales and operating results from quarter to quarter. The Company believes that the factors which influence this variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements, the timing of the Company's introduction of new products, the level of consumer acceptance of each new product, the seasonality of the markets in which the Company participates, and actions of competitors. Accordingly, a comparison of the Company's results of operations from consecutive periods is not necessarily meaningful, and the Company's results of operations for any period are not necessarily indicative of future performance. Additionally, the Company may experience higher net sales in a quarter depending upon when it has engaged in significant promotional activities.

Item 2.    PROPERTIES

        U.S.    At September 30, 2004, the Company owned a total of approximately 1.9 million square feet of plant and administrative facilities. The Company also leased approximately 1.3 million square feet of administrative, manufacturing, warehouse and distribution space in various locations at the end of fiscal 2004. At September 30, 2004, the Company leased and operated approximately 557 retail locations under the names Vitamin World® and Nutrition Warehouse® in 45 states in the U.S., Guam, Puerto Rico and the Virgin Islands. Generally, the Company leases the properties for three to ten years at varying annual base rents and percentage rents in the event sales exceed a specified amount. The Vitamin World and Nutrition Warehouse retail stores have an average selling area of approximately 930 square feet.

        U.K./Ireland.    Holland & Barrett owns a 281,000 square foot administrative, manufacturing and distribution facility (which includes a 65,000 square foot mezzanine) in Burton. Holland & Barrett leases all but four of its 532 Holland & Barrett, GNC (UK), and Nature's Way retail stores for terms varying between 10 and 35 years at varying annual base rents. Nine Holland & Barrett stores are subject to percentage rents in the event sales exceed a specified amount. Holland & Barrett stores each have an average selling area of approximately 945 square feet; Nature's Way Stores each have an average selling area of approximately 510 square feet; and the GNC (UK) stores have an average selling area of approximately 970 square feet.

        Holland.    In 2003, De Tuinen leased a 71,400 square foot administrative and distribution facility in Beverwijk. De Tuinen leases locations for 67 retail stores on renewable 5 year terms at varying annual base rents. Of these, 44 are operated as company stores; the remaining 23 are sub-leased to, and operated by, franchisees. None of De Tuinen's stores are subject to percentage rents.

        The following is a listing of all material properties (excluding retail locations and de minimis sales office locations) owned or leased by the Company, which are used in all four of the Company's business segments:

Location	Type of Facility	Approx. Sq. Feet	Leased or Owned
UNITED STATES:
Bohemia, NY	Administration & Manufacturing	169,000	Owned
Bohemia, NY	Manufacturing	80,000	Owned
Bohemia, NY(1)	Manufacturing	75,000	Owned
Bohemia, NY	Manufacturing & Warehousing	62,000	Owned
Bohemia, NY	Administration & Warehousing (term—2009)	110,000	Leased
Bohemia, NY	Administration & Warehousing (term—2009)	130,000	Leased
Holbrook, NY(1)	Distribution	230,000	Owned
Holbrook, NY	Distribution	108,000	Owned
Ronkonkoma, NY	Administration & Distribution	110,000	Owned
Ronkonkoma, NY	Warehousing (term—2014)	75,000	Leased
Bayport, NY	IT Services	12,000	Owned
Bayport, NY	Manufacturing	131,000	Owned
Mineola, NY	Administrative	13,000	Owned
Mineola, NY	Administration & Warehousing	4,000	Owned
Murphysboro, IL	Manufacturing	62,000	Owned
Murphysboro, IL	Warehousing (term—2008)	30,000	Leased
Carbondale, IL	Administration, Manufacturing & Distribution	77,000	Owned
Carbondale, IL	Administration	15,000	Owned
South Plainfield, NJ	Manufacturing	68,000	Owned
South Plainfield, NJ	Manufacturing & Distribution (term—2006)	40,000	Leased
North Glenn, CO	Administration (term—2007)	4,900	Leased
Anaheim, CA	Manufacturing & Distribution (term—2008)	286,140	Leased
Anaheim, CA	Manufacturing (term—2008)	64,000	Leased
Lake Mary, FL	Administration (term—2008)	12,250	Leased
Boca Raton, FL	Administration	92,000	Owned
Boca Raton, FL	Administration	58,000	Owned
Boca Raton, FL	Manufacturing	84,000	Owned
Deerfield Beach, FL	Manufacturing	157,000	Owned
Boca Raton, FL	Warehousing	100,000	Owned
Boca Raton, FL	Warehousing (term—2006)	90,000	Leased
Piscataway, NJ	Warehousing (term—2006)	15,000	Leased
Sparks, NV	Distribution (term—2009)	201,945	Leased
Harrisburg, PA	Distribution (term—July 2005)	140,000	Leased
Bentonville, AR	Sales Office (term—2006)	4,200	Leased

UNITED KINGDOM:
Nuneaton	Administration (term—2012)	8,300	Leased
Nuneaton	Administration & Distribution (term—2010)	8,000	Leased
Burton	Administration, Manufacturing and Distribution	281,000	Owned
Guildford	Administration (term—April 2005)	3,600	Leased
HOLLAND:
Beverwijk	Administration & Distribution (term—2008)	71,400	Leased

(1)
The property is subject to a first mortgage. For additional information regarding the mortgage, see the Company's Consolidated Financial Statements contained in this Report.

Warehousing and Distribution

        The Company has dedicated approximately 3 million square feet to warehousing and distribution in its Long Island, NY; Carbondale, IL; Reno, NV; Anaheim, CA; Thornton, CO; South Plainfield, NJ; Boca Raton, FL; Sparks, NV; Harrisburg, PA; Burton and Radcliffe, U.K.; and Beverwijk, Holland facilities.

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

        The Company currently distributes its products from its distribution centers through Company-owned trucks, as well as contract and common carriers in the U.S. and the Netherlands and by Company-owned trucks in the U.K. Deliveries are made directly to the Vitamin World® and Nutrition Warehouse® stores once per week. In addition, the Company ships products overseas by container loads. The Company also operates additional distribution centers in Burton, U.K. and Beverwijk, Holland. Deliveries are made directly to Company owned and operated Holland & Barrett, GNC (UK), Nature's Way, and De Tuinen stores once or twice per week, depending on each store's inventory requirements.

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

Item 3.    LEGAL PROCEEDINGS

Pseudoephedrine Products

        The Company reached an agreement in July 2004 with the U.S. Drug Enforcement Administration to settle issues related to alleged record keeping and reporting violations of the Controlled Substances Act in sales (now discontinued) of over-the-counter antihistamine and decongestant products containing pseudoephedrine. The Company agreed to pay $950,000 to the United States without any admission of wrongdoing.

Prohormone Products

  New York Action

        On July 25, 2002, a putative class action lawsuit was filed against Vitamin World, Inc., alleging that Vitamin World engaged in deceptive trade practices and false advertising with respect to the sale of certain prohormone supplements and that plaintiffs were therefore entitled to equitable and monetary relief pursuant to the New York General Business Law. Similar complaints were filed against other companies in the vitamin and nutritional supplement industry. The Court has not yet certified a class and the matter is currently in discovery. The Company has defended vigorously this action. Because this matter is still in the early stages of discovery, no determination can be made at this time as to its final outcome, nor can its materiality be accurately ascertained.

  California Action

        On July 25, 2002, a putative consumer class action was filed in California state court against Met-Rx Substrate Technology, Inc., a subsidiary of Rexall, claiming that the advertising and marketing of certain prohormone supplements were false and misleading, or alternatively, that the prohormone products contained ingredients that were controlled substances under California law. Plaintiffs seek equitable and monetary relief. On June 18, 2004, this case was coordinated with several other cases brought against other companies relating to the sale of products containing androstenediol, one of the prohormones contained in the Met-Rx products. The coordinated proceedings have recently been assigned to a coordination judge for further proceedings. No trial date has been set, and the Court has not yet certified a class. The Company has defended vigorously against the claims asserted. Because this action is in its early stages, no determination can be made at this time as to its final outcome, nor can its materiality be accurately ascertained.

  New Jersey Action

        In March 2004, a putative class action lawsuit was filed in New Jersey against Met-Rx Substrate Technology, Inc., claiming that the advertising and marketing of certain prohormone supplements were false and misleading and that plaintiff and the putative class of New Jersey purchasers of these products were entitled to damages and injunctive relief. Because these allegations are virtually identical to allegations made in a putative nationwide class action previously filed in California, the Company moved to dismiss or stay the New Jersey action pending the outcome of the California action. The motion was granted, and the New Jersey action is stayed at this time.

  Florida Action

        In July 2002, a putative class action lawsuit was filed in Florida against MET-Rx USA, Inc., a subsidiary of Rexall, claiming that the advertising and marketing of certain prohormone supplements were false and misleading, that the products were ineffective, and alternatively, that the products were anabolic steroids whose sale violated Florida law. The Company has moved to dismiss the complaint for failure to state a cause of action. This case has been largely inactive since its filing. Plaintiff seeks equitable and monetary relief. Because this action is in its early stages, no determination can be made at this time as to its final outcome, nor can its materiality be accurately ascertained.

Nutrition Bars

        Rexall and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statues, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief.

        The Company has defended vigorously this action. The case is currently set for trial on January 25, 2005. Based upon the information available at this time, the Company believes that its accrual is adequate for the exposure in the nutrition bar litigation. However, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

Shareholder Litigation

        During the period from June 24, 2004 through September 3, 2004, six separate shareholder class actions were filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of New York, ("Eastern District") on behalf of shareholders who purchased shares of the Company's common stock between February 9, 2004 and July 22, 2004 (the potential "Class Period"). The actions allege that the Company failed to disclose material facts during the Class Period that resulted in a decline in the price of the Company's stock after June 16, 2004 and July 22, 2004, respectively. These actions are stayed pending the Court's decision on the unopposed motions, filed in August 2004, to consolidate the six class actions and to appoint lead plaintiffs and lead counsel for the plaintiffs. The Company, officers and directors intend to file a motion to dismiss the actions once consolidated.

        In addition to the shareholder class actions, two shareholder derivative actions were filed in the Eastern District, on July 9, 2004 and August 26, 2004, respectively, against certain officers and directors of the Company, with the Company named as a nominal defendant. The two derivative actions, which have been consolidated, are predicated upon the allegations set forth in the shareholder class actions and allege improper sales of Company shares by certain officers and directors. A motion to dismiss, or alternatively, to stay the derivative actions, was filed on October 18, 2004 and is pending.

        An additional shareholder derivative action was filed on October 7, 2004 in the Supreme Court of the State of New York, Suffolk County, alleging breaches of fiduciary duties by individual directors and officers of the Company, with the Company named as a nominal defendant. The derivative claims are predicated upon the same allegations as in the Eastern District consolidated derivative action and upon claims arising from the acquisition by the Company of Rexall in July 2003. The Company, and its named officers and directors intend to file a motion to dismiss or stay the New York derivative action.

        Also, a purported shareholder of the Company recently delivered a demand that the Board of Directors of the Company commence a civil action against certain officers and directors of the Company based on certain of the allegations described above.

        Because these matters are in their early stages of development, it is too early to predict the likely outcome of the proceedings. The Company and the named officers and directors intend to defend vigorously these actions. Given the early stages of the proceedings, however, no determination can be made at this time as to the final outcome. The Company maintains policies of directors' and officers' professional liability insurance.

        In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability claims) arise in the ordinary course of the Company's business. See Item 1, "Government Regulation" for a discussion of these matters, including a discussion of a potential civil action that the FTC staff may recommend to the FTC Commissioners relating to a weight loss product and to the marketing of Royal Tongan Limu by one of the Company's subsidiaries. The Company believes that such other inquiries, claims, suits and complaints would not have a material adverse effect on the Company's consolidated financial condition or results of operations, if adversely determined against the Company.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

        For additional information regarding these lending arrangements and securities, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and the Notes to the Consolidated Financial Statements contained in this Report.

PRICE RANGE OF COMMON STOCK

        Since September 19, 2003, the Common Stock has traded on the New York Stock Exchange (the "NYSE") under the trading symbol "NTY". Prior to that date, the Common Stock was included for quotation on the National Association of Securities Dealers National Market System ("NASDAQ/NMS") under the trading symbol "NBTY". The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock, as reported on NASDAQ/NMS until September 19, 2003 and thereafter on the NYSE.

	Fiscal Year Ended September 30, 2004
	High	Low
First Quarter ended December 31, 2003	$28.50	$23.28
Second Quarter ended March 31, 2004	$38.14	$26.71
Third Quarter ended June 30, 2004	$39.61	$26.25
Fourth Quarter ended September 30, 2004	$29.86	$19.41

	Fiscal Year Ended September 30, 2003
	High	Low
First Quarter ended December 31, 2002	$18.63	$11.48
Second Quarter ended March 31, 2003	$20.00	$16.10
Third Quarter ended June 30, 2003	$21.75	$14.75
Fourth Quarter ended September 30, 2003	$27.45	$20.25

        On November 30, 2004, there were approximately 634 record holders of Common Stock. The Company believes that there were approximately 31,375 beneficial holders of Common Stock as of November 30, 2004.

        As required by applicable NYSE listing rules, on May 12, 2004, following the Company's 2004 Annual Meeting of Stockholders, the Company's Chairman and Chief Executive Officer submitted to the New York Stock Exchange a certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

        For additional information regarding the Company's securities authorized for issuance under the Company's equity compensation plans, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Report.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY
COMPENSATION PLANS

        The following table summarizes the Company's equity compensation plans as of September 30, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,863,553	$5.78	2,457,500
Equity compensation plans not approved by security holders	—	—	—
Total:	3,863,553	$5.78	2,457,500

PURCHASES OF EQUITY SECURITIES BY THE ISSUER
AND AFFILIATED PURCHASERS

        During fiscal 2004, the Company did not repurchase any of its shares, directly or through an affiliated purchaser (as that term is defined in Exchange Act Rule 10b-18).

Item 6.    SELECTED FINANCIAL DATA

        The following table sets forth the selected financial data derived from the audited financial statements of the Company. For additional information, see the consolidated financial statements of the Company and the notes thereto. The selected historical financial data of the Company should also be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.

	Fiscal Years Ended September 30,
	2004	2003	2002	2001	2000
	(Dollars and shares in thousands, except per share amounts)
Selected Income Statement Data:
Net sales	$1,652,031	$1,192,548	$964,083	$806,898	$720,856
Costs and expenses:
Cost of sales	822,412	554,804	433,611	355,167	312,960
Discontinued product charge	—	4,500	—	—	—
Catalog printing, postage & promotion	85,238	66,455	47,846	49,410	33,709
Selling, general & administrative	554,838	435,748	348,334	315,228	279,379
Litigation recovery of raw material costs	—	—	(21,354)	—	(2,511)

Income from operations	189,543	131,041	155,646	87,093	97,319
Interest expense	(24,663)	(17,384)	(18,499)	(21,958)	(18,858)
Bond investment write down	—	(4,084)	—	—	—
Miscellaneous, net	4,125	5,424	1,560	2,748	4,491

Income before provision for income taxes	169,005	114,997	138,707	67,883	82,952
Income taxes	57,156	33,412	42,916	25,958	31,444

Net income	$111,849	$81,585	$95,791	$41,925	$51,508

Per Share Data:
Net income per share:
Basic	$1.67	$1.23	$1.45	$0.64	$0.77
Diluted	$1.62	$1.19	$1.41	$0.62	$0.74
Weighted average common shares outstanding:
Basic	66,793	66,452	65,952	65,774	67,327
Diluted	69,069	68,538	67,829	67,125	69,318
Selected Balance Sheet Data:
Working capital	$359,847	$311,865	$185,710	$131,108	$100,114
Total assets	1,232,653	1,195,782	730,140	708,462	603,613
Long-term debt, and promissory notes payable, less current portion	306,531	413,989	163,874	237,236	200,478
Total stockholders' equity	639,798	514,799	419,257	302,406	272,443

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

        Readers are cautioned that certain statements contained herein are forward-looking statements and should be read in conjunction with the Company's disclosures under the heading "Forward Looking Statements" on page 1. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. This discussion should also be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in this Report. Dollar amounts are in thousands, unless otherwise noted.

Background

        NBTY is a leading vertically integrated U.S. manufacturer and distributor of a broad line of high-quality, value-priced nutritional supplements in the United States and throughout the world. Under a number of the Company's and third party brands, the Company offers over 19,000 products, including vitamins, minerals, herbs, sport nutrition products, diet aids and other nutritional supplements. The Company's well recognized brands include Nature's Bounty®, Vitamin World®, Puritan's Pride®, Holland & Barrett®, Rexall®, Sundown®, Carb Solutions®, MET-Rx®, WORLDWIDE Sport Nutrition®, GNC (UK)®, DeTuinen®, CarbWise™ and American Health®. The Company has continued to grow through its marketing practices and through a series of strategic acquisitions. Since 1986, the Company has acquired and integrated approximately 34 companies and/or businesses engaged in the manufacturing, retail and direct response sale of nutritional supplements, including:

  •
  Fiscal 1997: Holland & Barrett;

  •
  Fiscal 1998: Nutrition Headquarters Group;

  •
  Fiscal 2000: Nutrition Warehouse Group;

  •
  Fiscal 2001: Global Health Sciences (the "Global Group"), NatureSmart and Nature's Way;

  •
  Fiscal 2002: Healthcentral.com, Knox NutraJoint®, and Synergy Plus® product lines/operations; and

  •
  Fiscal 2003: Rexall Sundown Inc., Health and Diet Group Ltd. ("GNC (UK)") and FSC Wholesale, and the DeTuinen chain of retail stores.

        NBTY markets its products through four distribution channels: (i) Wholesale: wholesale distribution to drug store chains, supermarkets, mass market retailers, independent pharmacies, and health food stores, (ii) U.S. Retail: Vitamin World and Nutrition Warehouse retail stores in the U.S., (iii) European Retail: Holland & Barrett, Nature's Way, GNC (UK), and DeTuinen retail stores in the U.K., Ireland, and the Netherlands, and (iv) Direct Response: Puritan's Pride sales via catalogs and Internet. During the fiscal year ended September 30, 2004, Vitamin World opened 34 new stores, closed 10 stores and at September 30, 2004 operated 557 stores. During the same period, the Company's European retail division opened 19 new stores, closed 6 stores and at September 30, 2004, 602 stores in the UK, Ireland and the Netherlands were in operation.

        The Company's net sales from wholesale operations, U.S. Retail, European Retail, and Direct Response, as a percentage of consolidated net sales, were approximately 44%, 13%, 30% and 13%, respectively, for the fiscal year ended September 30, 2004. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. Gross margins are affected by, among other things, changes in the relative sales mix among the Company's four distribution channels, as well as gross margins of acquired entities. Historically, gross margins from the Company's direct response/e-commerce and retail sales have typically been higher than gross margins from wholesale sales.

Critical Accounting Policies and Estimates:

        Complete descriptions of significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report.

        The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management's application of accounting policies. The most significant estimates include:

  •
  revenue recognition;

  •
  estimating sales returns and allowances;

  •
  estimating allowance for doubtful accounts;

  •
  inventory valuation and obsolescence;

  •
  valuation and recoverability of long-lived and intangible assets, assets held for sale and goodwill, including the values assigned to acquired intangible assets;

  •
  income taxes;

  •
  foreign currency; and

  •
  estimating accruals for, and the probability of, the outcome of current litigation.

        In general, estimates are based on historical experience, on information from third party professionals and on various other sources and assumptions that are believed to be reasonable under the facts and circumstances at the time such estimates are made. On an on-going basis, management evaluates the estimates and assumptions based upon historical experience and various other factors and circumstances. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

  •
  it requires assumptions to be made that were uncertain at the time the estimate was made; and

  •
  changes in the estimate, or the use of different estimating methods that could have been selected, which could have a material impact on the Company's consolidated results of operations or financial condition.

        The following critical accounting policies have been identified that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The following critical accounting policies are not intended to be a comprehensive list of all of the Company's accounting policies or estimates.

  Revenue Recognition:

          The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin 104. The Company recognizes product sales revenue when title and risk of loss have transferred to the customer, when estimated provisions for product returns, rebates, chargebacks and other sales allowances are reasonably determinable, and when collectibility is reasonably assured. Accruals for these items are presented in the consolidated financial statements as reductions to sales. With respect to its own retail store operations, the Company recognizes revenue upon the sale of its products. The Company's net sales represent gross sales invoiced to customers, less certain related charges, for discounts, returns, rebates, chargebacks and other allowances.

  Sales Returns and Allowances:

          At the time of sale, the Company simultaneously records estimates for various costs, which reduce product sales. These costs include estimates for price adjustments, product returns, chargebacks, rebates, and other sales allowances. Estimates for sales allowances such as product returns, rebates and chargebacks are based on a variety of factors including actual return experience of that product or similar products and rebate arrangements for each product. Actual experience associated with any of these items may be different than the Company's estimates. The Company regularly reviews the factors that influence its estimates and, if necessary, makes adjustments when it believes that actual product returns, credits and other allowances may differ from established reserves.

  Accounts Receivable:

          The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. The Company maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

  Inventories:

          Inventories are stated at the lower of cost or market. The cost elements of inventory include materials, labor and overhead. The Company uses standard costs for labor and overhead and periodically adjusts those standards. The Company establishes reserves for its inventory to reflect situations in which the cost of the inventory is not expected to be recovered. The Company regularly reviews its inventory, including when product is close to expiration and is not expected to be sold, when product has reached its expiration date, or when product is not expected to be saleable based on the Company's quality assurance and controls standards. The reserves for these products is equal to all or a portion of the cost of the related inventory based on specific facts and circumstances. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. The Company has evaluated the current level of inventories considering historical sales and other factors and, based on this evaluation, has recorded adjustments to cost of goods sold to adjust inventory to net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or competition differ from expectations.

  Long-lived assets:

          The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment, intangibles, assets held for sale and goodwill. The associated depreciation and amortization periods are reviewed on an annual basis.

          The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During fiscal 2004, 2003 and 2002, the Company recognized impairment losses of $2,603, $1,117 and $700, respectively, on assets to be held and used. The impairment losses related primarily to leasehold improvements and furniture and fixtures for U.S. Retail operations and were recorded in selling, general and administrative expense.

          Goodwill and indefinite-lived intangibles are tested for impairment annually or more frequently if impairment indicators arise in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. These evaluations require the use of judgment as to the effects of external factors and market conditions on the Company's conduct of its operations, and they require the use of estimates in projecting future operating results. If actual external conditions or future operating results differ from the Company's judgments, impairment charges may be necessary to reduce the carrying value of the subject assets. The fair value of an asset could vary, depending upon the different estimating methods employed, as well as assumptions made. This may result in a possible impairment of the intangible assets and/or goodwill, or alternatively an acceleration in amortization expense. An impairment charge would reduce operating income in the period it was determined that the charge was needed. As a result of the September 30, 2004 impairment testing, no impairment adjustments were deemed necessary.

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

          The Company periodically evaluates acquired businesses for potential impairment indicators. Judgment regarding the existence of impairment indicators is based on market conditions and operational performance of the acquired businesses. Future events could cause the Company to conclude that impairment indicators exist, and therefore that goodwill and other intangible assets associated with its acquired businesses are impaired.

  Purchase Price Allocation:

          On July 25, 2003, NBTY acquired all of the issued and outstanding capital stock of Rexall Sundown, Inc. ("Rexall") for $250,000 in cash (subject to adjustment based upon finalization of working capital balances at date of closing) from Numico USA, Inc., an indirect subsidiary of Royal Numico N.V., through the acquisition of certain partnership and limited liability company interests. The acquisition was financed by a new senior credit facility (see "Liquidity and Capital Resources" section contained in this Report). The Company also incurred approximately $7,000 of direct transaction costs for a total purchase price of approximately $257,000. Additionally, related financing costs of approximately $7,500 were paid to secure the financing for this acquisition which will be amortized until its maturity. The total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair value. The excess of the purchase price over the fair value was recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed was based upon estimates and assumptions developed by management and other information compiled by management, including a valuation, prepared by an independent valuation specialist that utilized established valuation techniques appropriate for the industry.

  Although management believes that the current allocation of the estimated purchase price is reasonable, the final allocation (resulting from the finalization of working capital balances) may differ significantly from the amounts reflected in the accompanying consolidated financial statements.

  Income taxes:

          The Company records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as tax credit carrybacks and carryforwards. The Company periodically reviews the recoverability of tax assets recorded on the balance sheet and provides valuation allowances as management deems necessary. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. If actual future taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

  Foreign Currency:

          Foreign subsidiaries accounted for approximately 31% of net sales 27% of assets and 15% of total liabilities as of September 30, 2004. Foreign subsidiaries accounted for approximately 31% of net sales 27% of assets and 11% of total liabilities as of September 30, 2003.

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

          Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon management's determination of the functional currency of each subsidiary. The functional currency is determined based on management's judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary's operations must also be considered.

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

          Based on an assessment of the factors discussed above, the Company considers the relevant subsidiary's local currency to be the functional currency for each of its foreign subsidiaries. During the fiscal years of 2004, 2003 and 2002, translation gains of $7,547, $9,980 and $17,603, respectively, were included in determining other comprehensive income. Accordingly, cumulative translation gains of approximately $22,152 and $14,605 were included as part of accumulated other comprehensive income within the consolidated balance sheet at September 30, 2004 and September 30, 2003, respectively. Had the Company determined that the functional currency of its subsidiaries was the U.S. Dollar, these gains would have increased net income for each of the periods presented.

          The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies against the U.S. Dollar. These currencies include the Euro and the British Pound Sterling. Any future translation gains or losses could be significantly higher than those noted in each of these years. In addition, if a change in the functional currency of a foreign subsidiary has occurred at any point in time, then the Company would be required to include any translation gains or losses from the date of such change in the statement of operations.

  Contingencies:

          As discussed in Note 18 of the Notes to the Consolidated Financial Statements, NBTY is unable to make a reasonable estimate of the liabilities that may result from the final resolution of certain contingencies disclosed. Assessments of each potential liability will be made as additional information becomes available. NBTY currently does not believe that these matters will have a material adverse affect on its consolidated financial position or results of operations.

General

        Operating results in all periods presented reflect the impact of acquisitions. The timing of those acquisitions and the changing mix of businesses as acquired companies are integrated into the Company may affect the comparability of results from one period to another.

Results of Operations

        The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:

	Fiscal years ended September 30,
	2004	2003	2002
Net sales	100%	100%	100%

Costs and expenses:
Cost of sales	49.7%	46.5%	45.0%
Discontinued product charge	—	0.4%	—
Catalog printing, postage and promotion	5.2%	5.6%	5.0%
Selling, general and administrative	33.6%	36.5%	36.1%
Litigation recovery of raw material costs	—	—	-2.2%

	88.5%	89.0%	83.9%

Income from operations	11.5%	11.0%	16.1%

Other income (expense):
Interest	-1.5%	-1.5%	-1.9%
Bond investment write down	—	-0.3%	—
Miscellaneous, net	0.2%	0.5%	0.2%

	-1.3%	-1.3%	-1.7%

Income before provision for income taxes	10.2%	9.7%	14.4%
Provision for income taxes	3.5%	2.8%	4.5%

Net income	6.7%	6.9%	9.9%

Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003

        Net Sales.    Net sales for fiscal 2004 were $1,652,031, an increase of $459,483, or 38.5%, compared with net sales of $1,192,548 in fiscal 2003. The $459,483 increase is comprised of the following:

			Dollar Increase	Percent Increase
	Fiscal years ended September 30,
			2004 vs. 2003	2004 vs. 2003
	2004	2003
Wholesale	$734,293	$416,627	$317,666	76.2%
U.S. Retail/Vitamin World	216,431	212,380	4,051	1.9%
European Retail/Holland & Barrett/GNC (UK)	495,808	363,597	132,211	36.4%
Direct Response/Puritan's Pride	205,499	199,944	5,555	2.8%

Total	$1,652,031	$1,192,548	$459,483	38.5%

        The US Nutrition wholesale division, which operates Nature's Bounty and Rexall brands, increased its net sales primarily due to the acquisition of the Rexall product lines ($220,726). The Company continues to adjust shelf space allocation between the Nature's Bounty brand and Rexall brands to provide the best overall product mix. These efforts have strengthened US Nutrition's position in the mass market. Additionally, the remaining wholesale net sales increases primarily resulted from increased promotional programs offered to the mass market, drug chains and supermarkets. Through the Company's well-known brands, NBTY continues to strengthen its leading market position. Consumer sales information obtained from the Company's Vitamin World retail stores and Puritan's Pride direct-response/e-commerce operations are used to provide its mass-market customers with timely and vital data and analyses to drive mass market sales. The Company continues to respond to consumer preferences and to monitor the market for trends and ideas, and these efforts have translated into increased sales. Two customers of the wholesale division represented, individually, more than 10% of the wholesale segment's net sales for the fiscal year ended September 30, 2004 and for the prior comparable period. One of these customers is primarily a supplier to the other customer, therefore changes in the Company's business relationship with either customer(s) would likely result in the loss of most of the net sales to both customers. While no one customer represented, individually, more than 10% of the Company's consolidated net sales, the loss of either of these two customers could have a material adverse effect on the wholesale segment if the Company is unable to replace such customer(s).

        U.S. Retail net sales increased due to the success of the Savings Passport Program, a customer loyalty program. The number of customers in the Savings Passport Program increased approximately 1.1 million to 4.9 million customers as compared to 3.8 million customers at the end of the comparable prior period. Same store sales for stores open more than one year increased 0.7% or $1,355. Additionally, increases in net sales were attributable to new Vitamin World stores opened during the fiscal year ended September 30, 2004 which contributed $4,242 to net sales, partially offset by store closures of $1,564. During the last few months, U.S. retail net sales have been decreasing due to a general sales slow down across the entire specialty market. In addition, as the US Nutrition wholesale operation introduces more new products directly to the mass market due to market trends, therefore, the specialty retail ability to capitalize on these market trends and new products is not as effective. The Company expects this trend to continue in the near future. During the fiscal year ended September 30, 2004, Vitamin World opened 34 new stores, closed 10 stores and at the end of the year operated 557 stores. The Company operated 533 stores in the U.S. as of September 30, 2003.

        European Retail net sales increases were directly attributable to (1) the fiscal 2003 acquisitions of GNC (UK) (increase of $16,371) and De Tuinen (increase of $25,034); 38 GNC stores in the U.K. and 67 DeTuinen stores in the Netherlands were in operation at September 30, 2004; (2) an increase in same store sales for Holland and Barrett stores open more than one year of 25.1% (or $81,419); and (3) new Holland and Barrett stores opened during the fiscal year ended September 30, 2004 which contributed $6,357 to net sales. These European retail net sales results include the positive effect of a strong British Pound ($43,284 or 11.9%). Without foreign exchange, the increase in same store sales

(for sales open more than one year) was 13.0%. During the fiscal year ended September 30, 2004, the Company's European retail division opened 19 new stores, closed 6 stores and at the end of the fiscal year 602 stores in the U.K., Ireland and the Netherlands were in operation. At September 30, 2003, 589 stores in the U.K., Ireland and the Netherlands were in operation.

        Direct Response/Puritan's Pride net sales increased as a result of the change in the timing of promotional catalog mailings, enhanced appearance of the Company's catalogs, and the Company's continued efforts to target market its customer base to maximize sales. Internet orders continue to increase as compared to prior like periods. Puritan's Pride on-line net sales increased 24.7% for the current fiscal year and comprised 20.5% of the Direct Response's segment net sales. The Company continues to increase the number of products available via its catalog and websites.

        Cost of Sales/Discontinued product charge.    Cost of sales for fiscal 2004 was $822,412, or 50% as a percentage of net sales, compared to $559,304 (including a discontinued product charge of $4,500) or 47% for fiscal 2003. Overall, gross profit, as a percentage of net sales, decreased 3% to 50% during the fiscal year ended September 30, 2004 as compared to 53% for the prior comparable period. Gross profit as a percentage of net sales by segment is as follows:

	GROSS PROFIT BY SEGMENT
			Percent Change
	Fiscal year ended September 30,
			2004 vs. 2003
	2004	2003
Wholesale	36%	40%	-4%
U.S. Retail/Vitamin World	59%	60%	-1%
European Retail/Holland & Barrett/GNC (UK)	62%	61%	1%
Direct Response/Puritan's Pride	62%	62%	0%

Total (without discontinued product charge)	50%	54%	-4%
Discontinued product charge	0%	-1%	1%

Total	50%	53%	-3%

        The US Nutrition wholesale segment's gross profit for fiscal 2004 decreased 4% to 36% from 40%, as a percentage of net sales, for fiscal 2003. This was primarily due to the effect of Rexall's sales returns ($34,215) resulting from current business decisions to accept returns for certain non-performing Rexall brands and replacing them with faster selling Nature's Bounty product as well as lower gross profit contributions from Rexall's product lines (35%). The gross profit was also affected by changes in product mix and an increase in sales incentives and promotion costs which are classified as reductions in gross sales. The U.S. Retail gross profit for fiscal 2004 decreased 1% to 59% from 60%, as a percentage of net sales, for fiscal 2003 primarily due to product mix. The European Retail gross profit increased 1% to 62% from 61%, as a percentage of net sales, primarily due to different promotional programs in effect this period as compared to the prior comparable period and as a result of the recent acquisitions of GNC (UK) and De Tuinen, which had improved margins this period as compared to the prior comparable period. These operations reported gross profit of 48% compared to 41% during the prior comparable fiscal year. Without these newly acquired operations, gross profit would have increased 2% to 65% from 63%, as a percentage of net sales, for the prior comparable period. Direct Response/Puritan's Pride's gross profit was 62%, as a percentage of net sales, for fiscal 2004 and fiscal 2003. The Company's overall strategy is to improve margins by introducing new products which traditionally have a higher gross profit margin and by continuing to increase in-house manufacturing.

        Catalog Printing, Postage and Promotion.    Catalog printing, postage, and promotion expenses were $85,238 for fiscal 2004, compared with $66,455 for fiscal 2003, an increase of $18,783. Such advertising expenses as a percentage of net sales were 5.2% during fiscal 2004 and 5.6% for the prior comparable period. Of the $18,783 increase, $17,667 was attributable to the increase in promotions for products, mainly via television, magazines, newspapers and mailing programs, and $1,116 was attributable to the increase in catalog printing costs. The wholesale segment advertising increased $18,097 primarily due to an increase in advertising expenses for Rexall related products ($17,032) and other increases in advertising of US Nutrition related products ($1,065). Other segments' advertising variances are as follows: European retail promotion and media increased $2,734 offset by decreases in advertising expenses for U.S. retail $1,011 and Puritan's Pride/Direct Response $1,037. Investments in additional advertising and sales promotions are part of the Company's strategic effort to increase long-term growth.

        Selling, General and Administrative.    Selling, general and administrative expenses were $554,838 during fiscal 2004, an increase of $119,090, as compared with $435,748 for the prior comparable period. As a percentage of net sales, selling, general and administrative expenses were 33.6% and 36.5% in fiscal 2004 and fiscal 2003, respectively. Of the $119,090 increase, $43,068 was attributable to increased payroll costs mainly associated with new business acquisitions and general salary increases, $18,783 to increased rent expense and additional U.S. Retail and European Retail stores, $12,338 to increased freight costs mainly resulting from the Company's efforts to generate faster product delivery to customers, $9,295 to increased insurance costs mainly associated with an increase in general insurance rates, $9,786 was attributable to increased depreciation and amortization expense as a result of acquisitions and an increase in capital expenditures, and $5,309 to increased professional and legal fees (including related accruals and settlements). The increase in the selling, general and administrative expenses by segment are as follows: Wholesale $44,795, European retail $47,909 (of which $15,693 is attributed to foreign exchange translation), U.S. retail $1,303, Puritan's Pride/Direct Response $2,275 and an increase in unallocated corporate expenses of $22,808.

        Interest Expense.    The major components of interest expense are interest on Senior Subordinated Notes, and interest on the Credit and Guarantee Agreement ("CGA") used for acquisitions, capital expenditures and other working capital needs. Interest expense was $24,663 in fiscal 2004, an increase of $7,279, compared with interest expense of $17,384 in fiscal 2003. Interest expense increased due to increased borrowings under a new credit agreement entered into by the Company in conjunction with the Rexall acquisition. On July 25, 2003, the Company entered into a new CGA comprised of $375,000 Senior Secured Credit Facilities. This CGA consisted of a $100,000 Revolving Credit Facility, a $50,000 Term Loan A and a $225,000 Term Loan B. Terms of the new CGA were in many instances similar to the previous credit agreement. On December 19, 2003, the Company refinanced $224,000 of Term B loans outstanding under its July 2003 credit agreement with a new class of Term C loans on more favorable terms of LIBOR plus 2%. Costs of approximately $500 were paid on December 19, 2003, in connection with this debt refinancing, which will be amortized until Term C's maturity of approximately six years. By March 31, 2004, the Company had fully repaid Term Loan A and at September 30, 2004, only borrowings of $155,531 under Term Loan C were outstanding. A stand-by letter of credit of $18 was outstanding under the revolving credit facility at September 30, 2004. Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. At September 30, 2004 the annual borrowing rate for Term Loan C approximated 3.75%.

        Bond Investment Write Down.    During fiscal 2003 other-than-temporary impairment write downs of $4,084 was charged against income and related to the Company's investment in high yield, less than investment grade corporate debt securities. On September 4, 2003, the bond issuer declared bankruptcy; as a result, the Company determined that the decline in fair value was permanent. The Company sold all of its investment in bonds during the 2004 fiscal first quarter at no further gain or loss.

        Miscellaneous, net.    Miscellaneous, net was $4,125 and $5,424 for fiscal 2004 and fiscal 2003, respectively. The $1,299 decrease was primarily attributable to increases in net losses on sale of property plant and equipment ($1,862) and a decrease in investment income ($1,301) offset by increases due to exchange rate fluctuations ($915) and other miscellaneous increases ($949).

        Income Taxes.    The Company's income tax expense is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business, and the Company's ability to utilize state tax credits that will begin to expire in 2013. The effective income tax rate for fiscal 2004 was 33.8%, compared to 29.1% for fiscal 2003. The prior year effective income tax rate was lower than the current year principally due to the Company recording an $8,275 after-tax benefit to record foreign tax credits. The effective income tax rates were less than the U.S. federal statutory tax rate primarily due to the enhanced tax structure of foreign subsidiaries. This tax structure should also continue to impact future fiscal years. Therefore the Company's overall effective income tax rate should vary.

        In November 2004, the FASB staff proposed FASB Staff Position No. FAS 109-b ("FSP 109-b"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (the "Act"). The Act (signed into law on October 22, 2004) introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP 109-b provides guidance on the accounting for the effects of the Act for the repatriation provision. FSP 109-b also requires certain disclosures regarding the effects of the Act on the Company's plan for reinvestment or repatriation of foreign earnings for the purposes of applying Statement 109. FSP 109-b is to be effective upon issuance (which is expected to be December 2004). Currently, the Company has not completed an assessment of FSP 109-b.

        Net Income.    After income taxes, the Company had net income for fiscal 2004 of $111,849 (or basic and diluted earnings per share of $1.67 and $1.62, respectively), compared with $81,585 (or basic and diluted earnings per share of $1.23 and $1.19, respectively), an increase of $30,264. Net income during the fiscal year ended September 30, 2003 included the discontinued product charge of $3,191 and the bond investment write down of $2,896, after tax, or $0.05 and $0.04 basic and diluted earnings per share, respectively.

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

        Net Sales.    Net sales for fiscal 2003 were $1,192,548, an increase of $228,465 or 23.7% compared with net sales of $964,083 in fiscal 2002. The $228,465 increase is comprised of the following:

			Dollar Increase	Percent Increase
	Fiscal years ended September 30,
			2003 vs. 2002	2003 vs. 2002
	2003	2002
Wholesale	$416,627	$291,287	$125,340	43.0%
U.S. Retail/Vitamin World	212,380	198,602	13,778	6.9%
European Retail/Holland & Barrett/GNC (UK)	363,597	290,881	72,716	25.0%
Direct Response/Puritan's Pride	199,944	183,313	16,631	9.1%

Total	$1,192,548	$964,083	$228,465	23.7%

        Wholesale sales were $416,627, compared to $291,287, an increase of $125,340, or 43%. Such increase in the wholesale segment's net sales was primarily due to the acquisition of Rexall ($72,815), an increase in sales to the mass market, drug chains and supermarkets ($46,646), and net sales contributed by the FSC acquisition ($5,879). U.S. Retail sales were $212,380, compared to $198,602, an increase of $13,778, or 6.9%. Such increase was a direct result of the Savings Passport Program, a customer loyalty program. Same store sales for stores open more than one year increased 5.4% or $10,192. European Retail sales were $363,597, compared to $290,881, an increase of $72,716, or 25%. Such increase was attributable to an increase in same store sales for stores open more than one year of 11.8% (or $34,018) and net sales contributed by the GNC (UK) and De Tuinen acquisitions ($21,589 and $13,245, respectively). These results include the positive effect of a strong British Pound ($25,887 or 8.9%). The Company operated 533 stores in the U.S. and 589 stores in Europe as of September 30, 2003, compared to 544 stores in the U.S. and 468 in the U.K./Ireland as of September 30, 2002. Direct Response/Puritan's Pride sales were $199,944, compared to $183,313, an increase of $16,631, or 9.1%. Such increase was a result of the Company's catalog promotion strategy, enhancement of the appearance of the catalog, and improved customer service.

        Cost of Sales/Discontinued product charge.    Cost of sales (including the $4,500 discontinued product charge) for fiscal 2003 was $559,304, an increase of $125,693, compared with the cost of sales of $433,611 for fiscal 2002. Overall, gross profit, as a percentage of net sales, decreased 2% to 53% during the fiscal year ended September 30, 2003 as compared to 55% for the prior comparable period. The discontinued product charge (or 0.4% as a percentage of net sales) was for the Company's voluntary discontinuance of sales of products containing ephedra. Without this charge, as a percentage of net sales, gross profit would have decreased 1% to 54% during the fiscal year ended September 30, 2003 as compared to 55% for the prior comparable period. Gross profit as a percentage of net sales by segment is as follows:

	Gross Profit by Segment
			Percent Change
	Fiscal year ended September 30,
			2003 vs. 2002
	2003	2002
Wholesale	40%	41%	-1%
U.S. Retail/Vitamin World	60%	59%	1%
European Retail/Holland & Barrett/GNC (UK)	61%	63%	-2%
Direct Response/Puritan's Pride	62%	61%	1%

Total (without discontinued product charge)	54%	55%	-1%
Discontinued product charge	-1%	0%	-1%

Total	53%	55%	-2%

        The Wholesale segment's gross profit, as a percentage of net sales, for fiscal 2003 was 40% as compared to 41% for fiscal 2002. Such gross profit was impacted by the product sales mix of existing product lines, such as the increase in Private Label sales (at a 34% gross margin level), and lower gross margins contributed by the FSC (European wholesale) acquisition, these factors were partially offset by higher gross margins on new product introductions and improvements in manufacturing efficiencies. The U.S. Retail gross profit, as a percentage of net sales, for fiscal 2003 was 60% as compared to 59% for fiscal 2002. Margin improvement was primarily due to the Company's introduction of new higher gross margin items in such segment. The European Retail gross profit decreased 2%, as a percentage of net sales, 61% from 63% primarily as a result of the recent acquisitions of GNC (UK) and De Tuinen. These operations reported gross profit of 43% and 38%, respectively, thereby affecting the total European Retail gross profit margin during fiscal 2003. Without these newly acquired operations, gross profit as a percentage of net sales would have remained unchanged from the prior period. Direct Response/Puritan's Pride's gross profit, as a percentage of net sales, was 62% for fiscal 2003 as compared to 61% for fiscal 2002. The gross profit was affected by varied catalog pricing promotions the Company ran during fiscal 2003. The Company's overall strategy is to improve margins by introducing new products which traditionally have a higher gross profit and by continuing to increase in-house manufacturing.

        Catalog Printing, Postage and Promotion.    Catalog printing, postage, and promotion expenses were $66,455 for fiscal 2003, compared with $47,846 for fiscal 2002, an increase of $18,609. Such advertising expenses as a percentage of net sales were 5.6% during fiscal 2003 and 5% for the prior comparable period. Of the $18,609 increase, $19,367 was attributable to the increase in promotions for products, mainly via television, magazines, newspapers and mailing programs, offset by a decrease in catalog printing costs of $758. Direct Response/Puritan's Pride's promotion and media expenses increased

$6,263; Wholesale's advertising expenses increased $10,919 (of which $6,438 related to Rexall product related advertising); and European Retail promotion and media increased $2,156, offset by a $729 decrease in the U.S. Retail's advertising costs. Increased advertising costs primarily related to promoting new products recently introduced as well as existing core products. Investments in additional advertising and sales promotions are part of the Company's strategic effort to increase long-term growth.

        Selling, General and Administrative.    Selling, general and administrative expenses were $435,748 during fiscal 2003, an increase of $87,414, as compared with $348,334 for the prior comparable period. As a percentage of net sales, selling, general and administrative expenses were 36.5% and 36.1% in fiscal 2003 and fiscal 2002, respectively. Of the $87,414 increase, $36,671 was attributable to increased payroll costs mainly associated with new business acquisitions and general salary increases, $16,639 to increased rent expense and additional U.S. Retail and European Retail stores, $8,876 to increased freight costs mainly resulting from the Company's efforts to generate faster product delivery to customers, $5,961 to increased insurance costs mainly associated with an increase in general insurance rates, $3,603 was attributable to increased depreciation and amortization expense as a result of acquisitions and an increase in capital expenditures, $2,520 to broker commissions, which was directly associated with the increase in wholesale sales, and $2,517 to increased professional fees for the implementation and integration of new software purchased. Of the $87,414 increase in selling, general and administrative cost, $8,859 is attributed to the foreign exchange translation of the British Pound.

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

        Bond Investment Write Down.    During fiscal 2003 other-than-temporary impairment write downs of $4,084 was charged against income and related to the Company's investment in high yield, less than investment grade corporate debt securities. On September 4, 2003, the bond issuer declared bankruptcy; as a result, and the Company determined that the decline in fair value was permanent.

        Miscellaneous, net.    Miscellaneous, net was $5,424 and $1,560 for fiscal 2003 and fiscal 2002, respectively. The $3,864 increase was primarily attributable to exchange rate fluctuations ($1,889), increases in investment income ($1,418), increases in net gains on sale of property plant and equipment ($885), offset by other miscellaneous decreases ($328).

        Income Taxes.    The Company's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are lower than the U.S. federal statutory rate, state tax rates in the jurisdictions where the Company conducts business, and the Company's ability to utilize various tax credits and foreign tax credits. The effective income tax rate for fiscal 2003 was 29.1%, compared to 30.9% for fiscal 2002. The change in the effective rate was principally due to Company recording $8,275 in fiscal 2003 for after-tax benefits related to foreign tax credits as compared to the Company recording $7,800 in fiscal 2002. Such benefits resulted from certain tax saving strategies implemented in fiscal 2002. The effective income tax rates were less than the U.S. federal statutory tax rate primarily due to the enhanced tax structure of foreign subsidiaries. This tax structure should also continue to impact future fiscal years. Therefore the Company's overall effective income tax rate should vary.

        Net Income.    Net income for fiscal 2003 was $81,585 (or basic and diluted earnings per share of $1.23 and $1.19, respectively), compared with $95,791,(or basic and diluted earnings per share of $1.45 and $1.41, respectively), a decrease of $14,206.

        Net income for fiscal 2003 included the discontinued product charge of $3,191 and the bond investment write down of $2,896, after tax, or $0.05 and $0.04 basic and diluted earnings per share, respectively. Net income for fiscal 2002 included the litigation recovery of raw material costs payment received (resulting from price fixing litigation noted above), of $14,756, net of tax, or $0.22 per diluted share.

Seasonality

        Although the Company believes that its business is not seasonal in nature, historically, the Company has experienced, and expects to continue to experience, a substantial variation in its net sales and operating results from quarter to quarter. The Company believes that the factors which influence this variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements, the timing of the Company's introduction of new products, the level of consumer acceptance of each new product, the seasonality of the markets in which the Company participates, and actions of competitors. Accordingly, a comparison of the Company's results of operations from consecutive periods is not necessarily meaningful, and the Company's results of operations for any period are not necessarily indicative of future performance. Additionally, the Company may experience higher net sales in a quarter depending upon when it has engaged in significant promotional activities.

Liquidity and Capital Resources

        The Company's primary sources of liquidity and capital resources are cash generated from operations. The Company also has a $100,000 Revolving Credit Facility maintained by the Company under its Credit & Guarantee Agreement ("CGA"). Please see below for further discussion regarding the Company's CGA. No borrowings were outstanding under the Revolving Credit Facility at September 30, 2004. The Company's principal uses of cash have been to finance working capital, facility expansions, capital expenditures and debt service requirements. The Company anticipates these uses will continue to be its principal uses of cash in the future.

        The following table sets forth, for the years indicated, the Company's net cash flows provided by (used in) operating, investing and financing activities, its period-end cash and cash equivalents and other operating measures:

	Fiscal years ended September 30,
	2004	2003	2002
Cash flow provided by operating activities	$119,936	$111,532	$105,087
Cash flow used in investing activities	$(37,477)	$(323,285)	$(31,776)
Cash flow (used in) provided by financing activities	$(115,719)	$233,435	$(83,454)
Cash and cash equivalents at year end	$21,751	$49,349	$26,229
Days sales outstanding	42	49	46
Inventory turnover	2.39	2.25	2.23

        As of September 30, 2004, working capital was $359,847, compared with $311,865 as of September 30, 2003, an increase of $47,982. The increase in working capital was primarily due to increases in current assets including accounts receivable, inventories and other current assets. Accounts receivable increased due to increased sales. The number of average days' sales outstanding (on wholesale net sales) at September 30, 2004, was 42 days, compared with 49 days at September 30, 2003. The inventory turnover rate was approximately 2.39 times during fiscal 2004 compared with 2.25 times during fiscal 2003. Inventory levels have increased as a result of modifications to the Company's product procurement process. As the Company continues to grow, it needs to maintain larger quantities of product through verbal commitments with its vendors. Generally, these verbal arrangements with the Company's vendors are terminable by either party without notice or upon short notice. Inventory levels were increased to prepare for expected increases in orders as a result of anticipated consumer demand and ensure quick delivery of product to the Company's customers. Other current assets increased as a result of the reclassification from property, plant and equipment of the net book value of $10,508 for the former Rexall corporate headquarters held for sale, as well as an increase in insurance premiums which resulted in an increased prepaid insurance balance at September 30, 2004 as compared to the prior comparable period.

        The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. Cash and cash equivalents totaled $21,751 and $49,349 at September 30, 2004 and 2003, respectively. At September 30, 2004, approximately $15,491 of the Company's cash and cash equivalents were held by its foreign subsidiaries and is subject to U.S. income taxation on repatriation to the U.S. The Company is currently assessing the impact of the one-time favorable foreign dividend provisions recently enacted as part of the American Jobs Creation Act of 2004. The Company currently repatriates all earnings from its foreign subsidiaries. The Company generated cash from operating activities of $119,936, $111,532 and $105,087 in fiscal 2004, 2003 and 2002, respectively. The overall increase in cash from operating activities during fiscal 2004 was mainly attributable to increased net income and non-cash charges, partially offset by changes in other operating assets and liabilities.

        Cash used in investing activities was $37,477, $323,285, and $31,776 in fiscal 2004, 2003 and 2002, respectively. Fiscal 2004 cash used in investing activities consisted primarily of purchases of property, plant and equipment ($42,700), partially offset by proceeds from the sale of property, plant and equipment ($1,065) and proceeds from the sale of investment in bonds ($4,158).

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

        Fiscal 2002 cash used in investing activities consisted primarily of the purchase of property, plant and equipment ($21,489) and cash paid for asset acquisitions ($7,702), partially offset by cash received that was previously held in escrow for the acquisition of Global Health Sciences ($4,600), and proceeds from the sale of property, plant and equipment ($1,057). In addition, the Company made a strategic investment in high yield, less than investment grade corporate bonds ($8,242).

        Net cash (used in) provided by financing activities was ($115,719), $233,435, and ($83,454) in fiscal 2004, 2003 and 2002, respectively. Fiscal 2004 net cash flows used in financing activities included principal payments under long-term debt agreements ($117,100) and payments related to financing fees ($500), partially offset by proceeds from the exercise of stock options ($1,881).

        Fiscal 2003 net cash flows provided by financing activities included proceeds from borrowing under long-term debt agreements ($275,000) and proceeds from the exercise of stock options ($1,146),

partially offset by principal payments under long-term debt agreements ($35,211), and payments related to financing fees ($7,500).

        Fiscal 2002 net cash flows used in financing activities included principal payments under long-term debt agreements ($85,353), partially offset by proceeds from the exercise of stock options ($1,899).

        The Company believes its existing balances of cash and cash equivalents, internally-generated funds from operations, and amounts available under the CGA will be sufficient to satisfy its working capital needs, capital expenditures incurred in the normal course of business, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

EBITDA:

        The Company defines EBITDA, which is a non-GAAP financial measure, as earnings before interest, taxes, depreciation and amortization. This non-GAAP financial measure is not prepared in accordance with generally accepted accounting principles and may be different from non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Management believes the presentation of EBITDA is relevant and useful because EBITDA is a measurement industry analysts utilize when evaluating the Company's operating performance. Management also believes EBITDA enhances an investor's understanding of the Company's results of operations because it measures the Company's operating performance exclusive of interest and non-cash charges for depreciation and amortization. Management also provides this non-GAAP measurement as a way to help investors better understand its core operating performance, enhance comparisons of the Company's core operating performance from period to period and to allow better comparisons of the Company's operating performance to those of its competitors. EBITDA also reflects a non-GAAP financial measure of the Company's liquidity. Management believes EBITDA is a useful tool for certain investors and creditors for measuring the Company's ability to meet debt service requirements. Additionally, management uses EBITDA for purposes of reviewing the results of operations on a more comparable basis. EBITDA does not represent cash flow from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered an alternative to net income under GAAP for purposes of evaluating the results of operations. For the fiscal year ended September 30, 2004, the Company's EBITDA was $255,348 compared with $179,265 for the prior comparable period, an increase of $76,083. EBITDA was calculated as follows:

Reconciliation of GAAP Measures to Non-GAAP Measures
(Unaudited)

	FISCAL YEAR ENDED SEPTEMBER 30, 2004
	Pretax Income (Loss)	Depreciation and amortization	Interest	EBITDA
Wholesale	$112,224	$10,474	$—	$122,698
US Retail/Vitamin World	(120)	10,848		10,728
European Retail/Holland & Barrett/GNC (UK)	120,323	12,370		132,693
Direct Response/Puritan's Pride	65,265	5,403		70,668

Segment Results	297,692	39,095		336,787
Corporate	(128,687)	22,585	24,663	(81,439)

Total	$169,005	$61,680	$24,663	$255,348

Reconciliation of GAAP Measures to Non-GAAP Measures
(Unaudited)

	FISCAL YEAR ENDED SEPTEMBER 30, 2003
	Pretax Income (Loss)	Depreciation and amortization	Interest	EBITDA
Wholesale	$76,933	$2,184	$—	$79,117
US Retail/Vitamin World	(1,643)	12,733		11,090
European Retail/Holland & Barrett/GNC (UK)	83,345	9,872		93,217
Direct Response/Puritan's Pride	62,184	5,779		67,963

Segment Results	220,819	30,568		251,387
Corporate	(105,822)	16,316	17,384	(72,122)

Total	$114,997	$46,884	$17,384	$179,265

Debt Agreements:

        On July 25, 2003, the Company entered into new $375,000 Senior Secured Credit Facilities. This CGA consisted of a $100,000 Revolving Credit Facility, a $50,000 Term Loan A and a $225,000 Term Loan B. Terms of the new CGA were in many instances similar to the previous credit agreement. The proceeds were used to fund the Rexall acquisition, to refinance the prior credit facility, and to pay fees, commissions, and expenses associated therewith. Following the closing date, the proceeds of loans borrowed under the new Revolving Facility are to be used for general corporate purposes including capital expenditures, and other acquisitions. On December 19, 2003, the Company refinanced approximately $224,000 of Term B loans outstanding under its July 2003 credit agreement with a new class of Term C loans on more favorable terms of LIBOR plus 2%. Costs of approximately $500 were paid on December 19, 2003 in connection with this debt refinancing, which will be amortized until Term C's maturity of approximately six years. By March 31, 2004, the Company had fully repaid Term Loan A. At September 30, 2004, only borrowings of $155,531 under the Term Loan C were outstanding. Repayments permanently reduce availability of term loans. A stand-by letter of credit of $18 was outstanding under the revolving credit facility at September 30, 2004. Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. The revolving credit facility and Term Loan C are scheduled to mature on the earlier of (i) fifth anniversary of the closing date for the Revolving Credit Facility and the sixth anniversary date for Term Loan C; or (ii) March 15, 2007 if the Company's 8 5/8% senior subordinated Notes due September 15, 2007 are still outstanding. Virtually all of the Company's assets are collateralized under the new CGA. Under the CGA, the Company is obligated to maintain various financial ratios and covenants that are typical for such facilities.

        Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. At September 30, 2004, the borrowing rate for Term Loan C approximated 3.75%. The Company is required to make quarterly principal installments under Term Loan C of approximately $392. The Term Loan C also requires the last four quarterly principal installments to be balloon payments of approximately $37,124 beginning September 30, 2008. The current portion of Term Loan C at September 30, 2004 was $1,567.

        In 1997, the Company issued $150,000 of 8 5/8% senior subordinated notes ("Notes") due in 2007. The Notes are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company including the CGA.

        The Company's credit arrangements, generally the indenture governing the Notes ("Indenture") and the new CGA, impose certain restrictions on the Company and its subsidiaries regarding capital expenditures and limit the Company's ability to do any of the following: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions are subject to certain limitations and exclusions.

        In addition, a default under certain covenants in the Indenture and the CGA, respectively, could result in the acceleration of the Company's payment obligations under the CGA and the Indenture, as the case may be, and, under certain circumstances, in cross-defaults under other debt obligations. These defaults may have a negative effect on the Company's liquidity.

A summary of contractual cash obligations as of September 30, 2004 is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt(a)	$309,736	$3,205	$153,580	$151,916	$1,035
Operating leases	468,025	77,323	130,216	96,770	163,716
Purchase commitments	75,828	75,828	—	—	—
Capital commitments	32,419	32,419	—	—	—
Employment and consulting agreements	5,357	2,904	2,453	—	—
Stand-by letter of credit	18	18	—	—	—

Total contractual cash obligations	$891,383	$191,697	$286,249	$248,686	$164,751

(a)
Such amounts exclude interest payments

        The Company conducts retail operations under operating leases, which expire at various dates through 2029. Some of the leases contain renewal options and provide for contingent rent based upon sales plus certain tax and maintenance costs. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year at September 30, 2004 are noted in the above table.

        The Company was committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $75,828 at September 30, 2004. During the fiscal year ended September 30, 2004, no one supplier individually represented greater than 10% of the Company's raw material purchases. The Company does not believe that the loss of any single supplier would have a material adverse effect on the Company's consolidated financial condition or results of operations.

        The Company had approximately $2,287 in open capital commitments at September 30, 2004, primarily related to manufacturing equipment as well as to computer hardware and software. Also, the Company has a $15,560 commitment to build a new distribution facility and a $14,572 commitment for an expansion of the softgel facility, both of which are expected to be completed within one year.

        The Company has employment agreements with two of its executive officers. The agreements, initially entered into in October 2002, have a term of 5 years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and changes in control of the Company. The annual commitment for salaries to these two officers as of September 30, 2004 was approximately $1,170. In addition, five members of Holland & Barrett's senior executive staff have service contracts terminable by the Company upon twelve months notice. The annual aggregate commitment for such H&B executive staff as of September 30, 2004 was approximately $1,284.

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

Related Party Transactions

        The Company has had, and in the future may continue to have, business transactions with individuals and firms affiliated with certain of the Company's directors and officers. Each such transaction has been in the ordinary course of the Company's business.

During the fiscal 2004, the following transactions occurred:

  A.
  Gail Radvin, Inc., a corporation wholly-owned by Gail Radvin, received commissions from the Company totaling $732 on account of sales in certain foreign countries and had trade receivable balances of approximately $3,772 as of September 30, 2004. Gail Radvin is the sister of Arthur Rudolph (a director of the Company) and the aunt of Scott Rudolph (Chairman and Chief Executive Officer).

  B.
  The Company paid $450 to Rudolph Management Associates, Inc., pursuant to the Consulting Agreement between the Company and Rudolph Management Associates, Inc. Mr. Arthur Rudolph, a director of the Company and father of Scott Rudolph (Chairman and Chief Executive Officer), is the President of Rudolph Management Associates, Inc. In addition, Mr. Arthur Rudolph received certain fringe benefits accorded to other executives of the Company.

  C.
  Certain members of the immediate families (as defined in Rule 404 of Regulation S-K) of Arthur Rudolph, Scott Rudolph and Michael Slade (each a director of the Company) are employed by the Company. During fiscal 2004, these immediate family members received aggregate compensation and fringes from the Company totaling approximately $1,199 for services rendered by them as employees of the Company.

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

        At September 30, 2004, credit ratings were as follows:

Credit Rating Agency	Notes	CGA	Overall
Standard and Poors	B+	BB	BB
Moody's	B1	Ba2	—

New Accounting Developments

        In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs" an amendment of Accounting Research Bulletin ("ARB") No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Companies are required to adopt the provisions of this Statement for fiscal years beginning after June 15, 2005. The Company does not believe there will be a material effect on its consolidated financial position or results of operations from the adoption of this standard.

        In November 2004, the FASB staff proposed FASB Staff Position No. FAS 109-b ("FSP 109-b"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (the "Act"). The Act (signed into law on October 22, 2004) introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP 109-b provides guidance on the accounting for the effects of the Act for the repatriation provision. FSP 109-b also requires certain disclosures regarding the effects of the Act on the Company's plan for reinvestment or repatriation of foreign earnings for the purposes of applying Statement 109. FSP 109-b is to be effective upon issuance (which is expected to be December 2004). ). Currently, the Company has not completed an assessment of FSP 109-b.

        In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104, which was effective upon issuance, updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins and revises or rescinds portions of the interpretative guidance included in SAB 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the incorporation of certain sections of the staff's Frequently Asked Question ("FAQ") document on revenue recognition into Topic 13. SAB 101, "Revenue Recognition in Financial Statements," which was issued in December 1999, provides guidance to SEC registrants on the recognition, presentation and disclosure of revenues in the financial statements. Since the Company has already adopted all such standards upon issuance, the application of this revised guidance did not impact its consolidated financial position, results of operations, or disclosure requirements.

        In January 2003, the FASB issued Financial Interpretation Notice ("FIN") No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. On December 24, 2003, the FASB completed deliberations of the proposed modifications to FIN No. 46 ("Revised Interpretation"); the decisions reached include:

  (1)
  Deferral of the effective date;

  (2)
  Provisions for additional scope exceptions for certain other variable interests; and

  (3)
  Clarification of the impact of troubled debt restructurings on the requirement with respect to VIEs.

        The Company adopted the revised interpretations of FIN No. 46 during the quarter ended March 31, 2004. The Company did not have to consolidate any entities as a result of adopting this revised Interpretation. Therefore, the adoption of this Interpretation did not impact its consolidated financial position, results of operations, or disclosure requirements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is subject to currency fluctuations, primarily with respect to the British Pound and the Euro, and interest rate risks that arise from normal business operations. The Company regularly assesses these risks. As of September 30, 2004, the Company had not entered into any hedging transactions.

        To manage the potential loss arising from changing interest rates and its impact on long-term debt, the Company's policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments.

        The Company is exposed to changes in interest rates on its floating rate CGA and fixed rate Notes. At September 30, 2004 and 2003, based on a hypothetical 10% decrease in interest rates related to the Company's fixed rate Notes, the Company estimates that the fair value of its fixed rate debt would have increased by approximately $2,800 and $3,500, respectively. At September 30, 2004 and 2003, the Company had $155,531 and $271,938, respectively, of borrowings outstanding under its CGA. A hypothetical 10% change in interest rates would not have a material effect on the Company's pretax income or cash flow.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements, notes thereto, supplementary schedule, and the related Reports of Independent Registered Public Accounting Firms contained on pages F-1 and F-2 to NBTY's consolidated financial statements, are herein incorporated:

  Reports of Independent Registered Public Accounting Firms

  Consolidated Balance Sheets—As of September 30, 2004 and 2003

  Consolidated Statements of Income—Fiscal years ended September 30, 2004, 2003 and 2002

  Consolidated Statements of Stockholders' Equity and Comprehensive Income—Fiscal years ended September 30, 2004, 2003 and 2002.

  Consolidated Statements of Cash Flows—Fiscal years ended September 30, 2004, 2003 and 2002.

  Notes to Consolidated Financial Statements.

  Schedule II, Valuation and Qualifying Accounts

        All other schedules have been omitted as not required or not applicable or because the information required to be presented are included in the consolidated financial statements and related notes.

        For more information, see Part IV, Item 15, Exhibits, below.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Deloitte & Touche LLP ("Deloitte") has served the Company and it subsidiaries as independent auditors since March 19, 2004. Effective March 19, 2004, the Company dismissed PricewaterhouseCoopers LLP ("PwC") as its independent accountants. The reports of PwC on the Company's financial statements for the fiscal years ended September 30, 2002 and 2003 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended September 30, 2002 and 2003, and through March 19, 2004, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the subject matter of the disagreement(s) in its reports on the financial statements for such years, nor were there any reportable events (as defined in Item 304(a)(1) of Regulation S-K).

        Effective March 19, 2004, the Company engaged Deloitte as its new independent accountants. The Company had not consulted Deloitte during the fiscal years ending September 30, 2003 and 2002, or through March 19, 2004, with regard to either the application of accounting principles to a completed or proposed specified transaction or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was either the subject of a disagreement or a reportable event (each as defined in Item 304(a)(1) of Regulation S-K).

        The Audit Committee of the Board of Directors approved the decision to change independent accountants.

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

Item 9B.    OTHER INFORMATION

        None

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information about our Directors may be found under the caption "Proposal 1. Election of Directors" of our Proxy Statement for the Annual Meeting of Shareholders to be held February 7, 2005 (the "Proxy Statement"). That information is incorporated herein by reference.

        Mr. Nathan Rosenblatt resigned from the Board of Directors, effective December 9, 2004. Due to the timing of Mr. Rosenblatt's resignation, the Nominating/Corporate Governance Committee of the Board decided to make an exception to the mandatory retirement age provision of the Company's Corporate Governance Guidelines and allow Mr. Murray Daly to stand for election as a Class II Director. The full Board of Directors approved the Nominating/Corporate Governance Committee's decision in the interest of compliance with applicable NYSE regulations.

        The information in the Proxy Statement set forth under the captions "Section 16(a) Beneficial Ownership Reporting Compliance", "Audit Committee Financial Expert" and "Code of Ethics for Senior Financial Officers" is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

        The information in the Proxy Statement set forth under the captions "Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Compensation of Directors" is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in the Proxy Statement set forth under the caption "Principal Stockholders and Security Ownership of Management" is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the captions "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning principal accountant fees and services appears in the Proxy Statement under the heading "Report of the Audit Committee—Audit Fees" and is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of NBTY, Inc., as amended(1)
3.2	Amended and Restated By-Laws of NBTY, Inc.(2)
4.1	Indenture, dated as of September 23, 1997, between NBTY, Inc. and IBJ Schroder Bank & Trust Company, as Trustee, relating to $150,000,000 in aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2007, Series A and Series B(1)
10.1	Employment Agreement, effective October 1, 2002, by and between NBTY, Inc. and Scott Rudolph(3)
10.2	Employment Agreement, effective October 1, 2002, by and between NBTY, Inc. and Harvey Kamil(3)
10.3	Executive Consulting Agreement, effective January 1, 2002, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(3)
10.4	First Amendment to Executive Consulting Agreement, effective January 1, 2003, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(2)
10.5	Second Amendment to Executive Consulting Agreement, effective January 1, 2004, by and between NBTY, Inc. and Rudolph Management Associates, Inc.*
10.6	NBTY, Inc. Employees' Stock Ownership Plan, dated December 28, 1999(3)
10.7	Amendment to the NBTY, Inc. Employees' Stock Ownership Plan, effective January 1, 2000(3)
10.8	NBTY, Inc. Year 2000 Incentive Stock Option Plan(4)
10.9	NBTY, Inc. Year 2002 Stock Option Plan(5)
10.10	Credit Agreement dated as of July 24, 2003 among NBTY, INC., as Borrower, The Several Lenders from Time to Time Parties Thereto, JPMORGAN CHASE BANK, as Administrative Agent and Collateral Agent, and FLEET NATIONAL BANK, as Syndication Agent(2)
10.11	Guarantee and Collateral Agreement made by NBTY, INC. and the other Grantors party hereto in favor of JPMORGAN CHASE BANK, as Administrative Agent dated as of July 24, 2003(2)
10.12	Rexall Sundown, Inc. Purchase Agreement, dated as of June 9, 2003, among Royal Numico N.V., Numico USA and NBTY, Inc.(6)
10.13	Amendment and Restatement of July 24, 2003 Credit Agreement, dated as of December 19, 2003(7)
21.1	Subsidiaries of NBTY, Inc.*
23.1	Consent of Independent Registered Public Accounting Firm*
23.2	Consent of Independent Registered Public Accounting Firm*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

(Footnotes continued on next page)

(Continued from prior page)

(1)
Incorporated by reference to NBTY, Inc.'s Registration Statement on Form S-4, filed on November 5, 1997 (Registration No. 333-39527).

(2)
Incorporated by reference to NBTY, Inc.'s Form 10-K for the fiscal year ended September 30, 2003 filed on December 16, 2003 (File #0-10666)

(3)
Incorporated by reference to NBTY, Inc.'s Form 10-K for the fiscal year ended September 30, 2002 filed on December 20, 2002 (File #0-10666).

(4)
Incorporated by reference to NBTY, Inc.'s Form S-8, filed on September 20, 2000 (File #333-46188).

(5)
Incorporated by reference to NBTY, Inc.'s Proxy Statement, dated March 25, 2002 (File #0-10666).

(6)
Incorporated by reference to NBTY, Inc.'s Form 8-K filed on August 5, 2003 (File #001-31788).

(7)
Incorporated by reference to NBTY, Inc.'s Form 8-K filed on December 23, 2003 (File #001-31788).

(b)    The exhibits required by Item 601 of Regulation S-K to be filed as part of this Report or incorporated herein by reference are listed in Item 15(a)(3) above.

(c)    See Item 15(a)(2) of this Report.

NBTY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
NBTY, Inc.
Bohemia, New York

        We have audited the accompanying consolidated balance sheet of NBTY, Inc. and subsidiaries (the "Company") as of September 30, 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and of cash flows for the year ended September 30, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule for the year ended September 30, 2004 are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NBTY, Inc. and subsidiaries at September 30, 2004, and the results of their operations and their cash flows for the year ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, for the year ended September 30, 2004, when considered in relation to the basic 2004 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Jericho, New York
December 14, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
NBTY, Inc. and Subsidiaries:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NBTY, Inc. and its subsidiaries at September 30, 2003, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on October 1, 2001.

/s/ PricewaterhouseCoopers LLP

New York, New York

November 11, 2003

NBTY, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2004 and 2003

	2004	2003
	(dollars and shares in thousands)
Assets
Current assets:
Cash and cash equivalents	$21,751	$49,349
Investment in bonds	—	4,158
Accounts receivable, less allowance for doubtful accounts of $9,389 at September 30, 2004 and $7,100 at September 30, 2003	86,113	80,829
Inventories	374,559	314,091
Deferred income taxes	32,062	37,021
Prepaid expenses and other current assets	62,835	44,736

Total current assets	577,320	530,184
Property, plant and equipment, net	280,075	298,344
Goodwill	221,429	213,362
Intangible assets, net	136,541	137,469
Other assets	17,288	16,423

Total assets	$1,232,653	$1,195,782

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$3,205	$12,841
Accounts payable	97,635	87,039
Accrued expenses and other current liabilities	116,633	118,439

Total current liabilities	217,473	218,319
Long-term debt	306,531	413,989
Deferred income taxes	64,675	40,213
Other liabilities	4,176	8,462

Total liabilities	592,855	680,983

Commitments and contingencies
Stockholders' equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 67,060 shares at September 30, 2004 and 66,620 shares at September 30, 2003	536	533
Capital in excess of par	135,787	130,208
Retained earnings	481,302	369,453

	617,625	500,194
Accumulated other comprehensive income	22,173	14,605

Total stockholders' equity	639,798	514,799

Total liabilities and stockholders' equity	$1,232,653	$1,195,782

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended September 30, 2004, 2003 and 2002

	2004	2003	2002
	(dollars and shares in thousands, except per share amounts)
Net sales	$1,652,031	$1,192,548	$964,083

Costs and expenses:
Cost of sales	822,412	554,804	433,611
Discontinued product charge	—	4,500	—
Catalog printing, postage and promotion	85,238	66,455	47,846
Selling, general and administrative	554,838	435,748	348,334
Litigation recovery of raw material costs	—	—	(21,354)

	1,462,488	1,061,507	808,437

Income from operations	189,543	131,041	155,646

Other income (expense):
Interest	(24,663)	(17,384)	(18,499)
Bond investment write down	—	(4,084)	—
Miscellaneous, net	4,125	5,424	1,560

	(20,538)	(16,044)	(16,939)

Income before provision for income taxes	169,005	114,997	138,707
Provision for income taxes	57,156	33,412	42,916

Net income	$111,849	$81,585	$95,791

Net income per share:
Basic	$1.67	$1.23	$1.45
Diluted	$1.62	$1.19	$1.41
Weighted average common shares outstanding:
Basic	66,793	66,452	65,952
Diluted	69,069	68,538	67,829

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income
Years ended September 30, 2004, 2003 and 2002

	Common Stock
						Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Capital in Excess of Par	Retained Earnings	Stock Subscriptions Receivable		Total Stockholders' Equity	Total Comprehensive Income
	(dollars and shares in thousands)
Balance, September 30, 2001.	65,913	$526	$122,513	$193,184	$(839)	$(12,978)	$302,406
Components of comprehensive income:
Net income				95,791			95,791	$95,791
Foreign currency translation adjustment and other, net of taxes						17,555	17,555	17,555

								$113,346

Treasury stock retired	(71)	(1)	(113)	(1,107)			(1,221)
Exercise of stock options	480	4	2,068				2,072
Repayment of stock subscriptions receivable					839		839
Tax benefit from exercise of stock options			1,815				1,815

Balance, September 30, 2002	66,322	529	126,283	287,868	—	4,577	419,257
Components of comprehensive income:
Net income				81,585			81,585	$81,585
Foreign currency translation adjustment and other, net of taxes						10,028	10,028	10,028

								$91,613

Shares issued and contributed to ESOP	100	1	1,710				1,711
Exercise of stock options	198	3	1,143				1,146
Tax benefit from exercise of stock options			1,072				1,072

Balance, September 30, 2003	66,620	533	130,208	369,453	—	14,605	514,799
Components of comprehensive income:
Net income				111,849			111,849	$111,849
Foreign currency translation adjustment and other, net of taxes						7,568	7,568	7,568

								$119,417

Shares issued and contributed to ESOP	100	1	2,472				2,473
Exercise of stock options	340	2	1,879				1,881
Tax benefit from exercise of stock options			1,228				1,228

Balance, September 30, 2004	67,060	$536	$135,787	$481,302	$—	$22,173	$639,798

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended September 30, 2004, 2003 and 2002

	2004	2003	2002
	(dollars in thousands)
Cash flows from operating activities:
Net income	$111,849	$81,585	$95,791
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/(gain) on disposal/sale of property, plant and equipment	1,556	(711)	102
Depreciation and amortization	61,680	46,884	42,192
Foreign currency transaction (gain) loss	(1,253)	(334)	1,556
Amortization of deferred financing costs	3,955	1,003	782
Amortization of bond discount	7	124	124
Bond investment write down	—	4,084	—
Discontinued product charge	—	4,500	—
Allowance for doubtful accounts	3,074	2,970	1,064
Inventory reserves	16,070	2,108	389
Compensation expense for ESOP	4,090	1,711	—
Tax benefit from exercise of stock options	1,228	1,072	1,815
Deferred income taxes	8,767	5,227	(5,829)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,151)	(222)	(5,622)
Inventories	(72,888)	(30,487)	(14,666)
Prepaid expenses and other current assets	(4,095)	(15,855)	(3,432)
Other assets	(1,937)	616	(586)
Accounts payable	7,193	(2,773)	(3,442)
Accrued expenses and other liabilities	(11,209)	10,030	(5,151)

Net cash provided by operating activities	119,936	111,532	105,087

Cash flows from investing activities:
Purchase of property, plant and equipment	(42,700)	(37,510)	(21,489)
Proceeds from sale of property, plant and equipment	1,065	1,498	1,057
Proceeds from sale of bond investment	4,158	—	—
Cash paid for acquisitions, net of cash acquired	—	(289,676)	(7,702)
Release of cash held in escrow	—	2,403	4,600
Purchase of bond investment	—	—	(8,242)

Net cash used in investing activities	(37,477)	(323,285)	(31,776)

Continued

	2004	2003	2002
	(dollars and shares in thousands)
Cash flows from financing activities:
Principal payments under long-term debt agreements	(117,100)	(35,211)	(85,353)
Payments for financing fees	(500)	(7,500)	—
Proceeds from stock options exercised	1,881	1,146	1,899
Proceeds from borrowings under long-term debt agreements	—	275,000	—

Net cash (used in) provided by financing activities	(115,719)	233,435	(83,454)

Effect of exchange rate changes on cash and cash equivalents	5,662	1,438	1,938

Net (decrease) increase in cash and cash equivalents	$(27,598)	$23,120	$(8,205)
Cash and cash equivalents at beginning of year	49,349	26,229	34,434

Cash and cash equivalents at end of year	$21,751	$49,349	$26,229

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$21,156	$17,709	$18,513
Cash paid during the year for income taxes	$39,490	$34,698	$55,101
Non-cash investing and financing information:
Acquisitions accounted for under the purchase method are summarized as follows:
	2004	2003	2002
Fair value of assets acquired	$—	$411,981	$7,702
Liabilities assumed	—	(119,479)	—
Less: Cash acquired	—	(2,826)	—

Net cash paid	$—	$289,676	$7,702

        During fiscal 2004, the Company issued 100 shares of NBTY stock (having a total then market value of approximately $2,473) as a contribution to the ESOP plan.

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

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2004, 2003 and 2002

(in thousands, except per share amounts, number of locations and amortization periods)

1.    Business Operations and Summary of Significant Accounting Policies

Business Operations

        The Company (as defined below) manufactures and sells vitamins, food supplements, and health and beauty aids primarily in the United States ("U.S."), the United Kingdom ("U.K."), Ireland and Holland. The processing, formulation, packaging, labeling and advertising of the Company's products domestically are subject to regulation by federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Environmental Protection Agency and the United States Postal Service.

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

Revenue Recognition

        The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin 104. The Company recognizes product sales revenue when title and risk of loss have transferred to the customer, when estimated provisions for product returns, rebates, chargebacks and other sales allowances are reasonably determinable, and when collectibility is reasonably assured. Accruals for these items are presented in the consolidated financial statements as reductions to sales. With respect to its own retail store operations, the Company recognizes revenue upon the sale of its products. The Company's net sales represent gross sales invoiced to customers, less certain related charges, for discounts, returns, rebates, chargebacks and other allowances.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

  •
  sales returns and allowances;

  •
  allowance for doubtful accounts;

  •
  inventory valuation and obsolescence;

  •
  valuation and recoverability of long-lived and intangible assets, assets held for sale and goodwill including the values assigned to acquired intangible assets;

  •
  income taxes; and

  •
  accruals for, and the probability of, the outcome of current litigation.

        Actual results could differ from those estimates.

Significant Customers and Concentration of Credit Risk

        Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash balances may, at times, exceed FDIC limits on insurable amounts. The Company mitigates its risk by investing in or through major financial institutions.

        The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. The Company maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

        The following individual customers accounted for the following percentages of the wholesale division's net sales and total net sales, respectively:

	Wholesale division net sales			Total net sales
	2004	2003	2002	2004	2003	2002
Customer A	18%	16%	16%	8%	6%	5%
Customer B	11%	13%	10%	5%	5%	3%
Customer C	5%	7%	13%	2%	2%	4%

        The following individual customers accounted for 10% or more of total accounts receivable at fiscal year ends:

	2004	2003
Customer B	12%	18%
Customer D	11%	5%

        Customer A is primarily a supplier to Customer B. Therefore, the loss of Customer B would likely result in the loss of most of the net sales to Customer A. The Company had no single customer that represented more than 10 percent of annual net sales of the Company for each of the fiscal years ended September 30, 2004, 2003 and 2002. While no one customer represented, individually, more than 10 percent of the Company's consolidated net sales, the loss of any of these customers would have a material adverse effect on the wholesale division if the Company is unable to replace such customer(s).

Sales Returns and Allowances

        At the time of sale, the Company simultaneously records estimates for various costs, which reduce product sales. These costs include estimates for price adjustments, product returns, chargebacks, rebates, and other sales allowances. Estimates for sales allowances such as product returns, rebates and chargebacks are based on a variety of factors including actual return experience of that product or similar products and rebate arrangements for each product. Actual experience associated with any of these items may be significantly different than the Company's estimates. The Company regularly reviews the factors that influence its estimates and, if necessary, makes adjustments when it believes that actual product returns, credits and other allowances may differ from established reserves. Accounts receivable are presented net of sales allowances relating to the above provisions of $46,603 and $30,498 at September 30, 2004 and 2003, respectively.

Inventories

        Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. The cost elements of inventory include materials, labor and overhead. In fiscal 2004, 2003 and 2002, no one supplier provided more than ten percent of the Company's overall purchases. In fiscal 2002, one supplier provided more than ten percent of the Company's raw material purchases. No one supplier provided more than ten percent of the Company's raw material purchases in the other fiscal years presented.

        The Company establishes reserves for its inventory to reflect situations in which the cost of the inventory is not expected to be recovered. The Company regularly reviews its inventory, including when product is close to expiration and is not expected to be sold, when product has reached its expiration date, or when product is not expected to be saleable based on the Company's quality assurance and controls standards. The reserve for these products is equal to all or a portion of the cost of the related inventory based on the specific facts and circumstances. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. The Company records provisions for inventory reserves as part of cost of sales. Reserves for excess and slow moving inventories were $17,562 and $4,648 at September 30, 2004 and 2003, respectively.

Advertising

        The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit, which typically approximates two months. The Company had $1,062 and $1,884 capitalized for direct response advertising at September 30, 2004 and 2003, respectively. Total direct response advertising expenses were $13,682, $12,873 and $12,635 for the fiscal years ended

September 30, 2004, 2003 and 2002, respectively. Total advertising expenses for the fiscals years ended September 30 were as follows:

	2004	2003	2002
Advertising, promotions, catalogs	$71,318	$53,652	$34,285
Catalog printing and mailing	13,920	12,803	13,561

Total catalog printing, postage and promotion	$85,238	$66,455	$47,846

Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. The costs of normal maintenance and repairs are charged to expense in the year incurred. Expenditures which significantly improve or extend the life of an asset are capitalized. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the related assets or lease term. Upon sale or disposition, the related cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings.

Goodwill and Intangible Assets

        Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Intangible Assets requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below it carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. No impairment of goodwill was noted for the fiscal years ended September 30, 2004, 2003 and 2002.

        Other definite lived intangibles are amortized on a straight-line basis over periods not exceeding 20 years.

Impairment of Long-Lived Assets

        The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write down to a new basis is required. If required, impairment is recorded based on an estimate of future discounted cash flows. During fiscal 2004, 2003 and 2002, the Company recognized impairment losses of $2,603, $1,117 and

$700 respectively, on assets to be held and used. The impairment losses related primarily to leasehold improvements and furniture and fixtures for U.S. retail operations and were included in the Consolidated Statements of Income under the caption "Selling, general and administrative" expenses.

Stock-Based Compensation

        SFAS No. 123 Accounting for Stock-Based Compensation and SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and to provide additional disclosures with respect to the pro-forma effects of adoption had the Company recorded compensation expense as provided in SFAS No. 123. The adoption of SFAS No. 148, during fiscal 2003, did not have a material impact on the Company's consolidated financial position or results of operations. There were no stock option grants during the years ended September 30, 2004, 2003 or 2002 and all previously issued options are fully vested; therefore, the pro forma and actual net income and related earnings per share are the same as amounts reported.

Foreign Currency

        The financial statements of international subsidiaries are translated into U.S. Dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for revenues, expenses, gains and losses. Foreign currency transaction gains and losses are charged or credited to income as incurred. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders' equity. During fiscal 2004, 2003 and 2002, the Company recognized foreign currency transaction gains (losses) of $1,253, $334 and ($1,556), respectively.

Comprehensive Income

        In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company is required to display comprehensive income and its components as part of its complete set of financial statements. Comprehensive income represents the change in stockholders' equity resulting from transactions other than stockholder investments and distributions. Included in accumulated other comprehensive income are changes in equity that are excluded from the Company's net income, specifically, unrealized gains and losses on foreign currency translation adjustments and unrealized holding gains (losses) on investments.

Income Taxes

        The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined that such assets will more likely than not go unused. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reversed. If actual future taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Shipping and Handling Costs

        The Company incurs shipping and handling costs in all divisions of its operations. These costs are included in "Selling, general and administrative expenses" in the Consolidated Statements of Income and are $45,199, $32,860 and $23,985 for the fiscal years ended September 30, 2004, 2003 and 2002, respectively. Of these amounts, $9,267, $6,185, and $10,103 have been billed to customers and are included in net sales for the fiscal years ended September 30, 2004, 2003, and 2002, respectively.

Reclassifications

        Certain reclassifications have been made to conform prior year amounts to the current year presentation.

New Accounting Developments

        In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs" an amendment of Accounting Research Bulletin ("ARB") No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Companies are required to adopt the provisions of this Statement for fiscal years beginning after June 15, 2005. The Company does not believe there will be a material effect on its consolidated financial position or results of operations from the adoption of this standard.

        In November 2004, the FASB staff proposed FASB Staff Position No. FAS 109-b ("FSP 109-b"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (the "Act"). The Act (signed into law on October 22, 2004)

introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP 109-b provides guidance on the accounting for the effects of the Act for the repatriation provision. FSP 109-b also requires certain disclosures regarding the effects of the Act on the Company's plan for reinvestment or repatriation of foreign earnings for the purposes of applying Statement 109. FSP 109-b is to be effective upon issuance (which is expected to be December 2004). Currently, the Company has not completed an assessment of FSP 109-b.

        In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104, which was effective upon issuance, updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins and revises or rescinds portions of the interpretative guidance included in SAB 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the incorporation of certain sections of the staff's Frequently Asked Question ("FAQ") document on revenue recognition into Topic 13. SAB 101, "Revenue Recognition in Financial Statements," which was issued in December 1999, provides guidance to SEC registrants on the recognition, presentation and disclosure of revenues in the financial statements. Since the Company has already adopted all such standards upon issuance, the application of this revised guidance did not impact its consolidated financial position, results of operations, or disclosure requirements.

        In January 2003, the FASB issued Financial Interpretation Notice ("FIN") No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. On December 24, 2003, the FASB completed deliberations of the proposed modifications to FIN No. 46 ("Revised Interpretation"); the decisions reached include:

  (1)
  Deferral of the effective date;

  (2)
  Provisions for additional scope exceptions for certain other variable interests; and

  (3)
  Clarification of the impact of troubled debt restructurings on the requirement with respect to VIEs.

        The Company adopted the revised interpretations of FIN No. 46 during the quarter ended March 31, 2004. The Company did not have to consolidate any entities as a result of adopting this Revised Interpretation. Therefore, the adoption of this Interpretation did not impact its consolidated financial position, results of operations, or disclosure requirements.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2004, 2003 and 2002

(in thousands, except per share amounts, number of locations and amortization periods)

2.    Acquisitions

In fiscal 2004, the Company did not acquire any businesses.

Fiscal 2003 Acquisitions

  Rexall

        On July 25, 2003, the Company acquired all of the issued and outstanding capital stock of Rexall Sundown, Inc. ("Rexall") for $250,000 in cash (subject to adjustment based upon finalization of working capital balances at date of closing) from Numico USA, Inc., an indirect subsidiary of Royal Numico N.V., through the acquisition of certain partnership and limited liability company interests. The acquisition was financed by a new senior credit facility (see Note 8). The Company also incurred approximately $7,000 of direct transaction costs for a total purchase price of approximately $257,000. Additionally, related financing costs of approximately $7,500 were paid to secure the financing for this acquisition which will be amortized until its maturity.

        The Company has retained essential Rexall employees consisting of product development, sales and service personnel. Management believes the transaction complemented NBTY's existing wholesale products and provides NBTY with an enhanced sales infrastructure and additional manufacturing capacity. Rexall's portfolio of nutritional supplement brands includes Rexall®, Sundown®, Osteo Bi-Flex®, Carb Solutions®, MET-Rx® and WORLDWIDE Sport Nutrition®. Rexall brands contributed $293,542 and $72,815 in net sales to NBTY's wholesale segment for the fiscal years ended September 30, 2004 and 2003, respectively.

        The Company accounted for the acquisition under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values was recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed were based on estimates and assumptions provided by management, and other information compiled by management, including a valuation, prepared by an independent valuation specialist that utilized established valuation techniques appropriate for the industry. The total goodwill recognized in connection with this acquisition was $41,061, all of which relates to the wholesale segment. None of this goodwill is expected to be deductible for tax purposes.

        Although management believes that the current allocation of the estimated purchase price is reasonable, the final allocation (resulting from the finalization of working capital balances) may differ significantly from the amounts reflected in the accompanying consolidated financial statements.

        The current purchase price allocation is as follows:

Assets acquired
Cash	$906
Accounts receivable, net	41,699
Inventories	70,338
Other current assets	3,220
Property, plant and equipment	76,115
Deferred tax assets	32,501
Other assets	3,057
Goodwill	41,061
Intangibles	89,500

Total assets acquired	358,397

Liabilities assumed
Accounts payable	18,358
Accrued liabilities	51,387
Deferred tax liabilities	31,692
Other liabilities	300

Total liabilities assumed	101,737

Net assets acquired	$256,660

        The fair value of property, plant and equipment acquired is as follows:

	Fair Value	Amortization period (years)
Land	$10,137
Buildings	32,620	39
Machinery and equipment	22,232	3-10
Leasehold improvements	1,765	5
Furniture and fixtures	3,510	3-15
Computer equipment	5,851	3

Total property, plant and equipment	$76,115

        The fair value of identifiable intangible assets acquired is as follows:

	Fair Value	Amortization period (years)
Brands	$78,000	20
Private label relationships	11,500	20

Total intangible assets	$89,500

        The acquisition gave rise to the consolidation and elimination of certain Rexall personnel positions. The Company provided certain balance sheet adjustments for the same in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. At the closing of the acquisition, the Company anticipated headcount reductions across all areas of Rexall and, as such, included an estimated accrual for workforce reductions of approximately $12,049 comprised of severance and employee benefits. A summary of the workforce reduction accrual is outlined as follows:

	September 30, 2003 Accrual	Payments through September 30, 2004	Reserve Adjustments	September 30, 2004 Accrual
Workforce reductions	$12,049	$(10,451)	$(1,435)	$163

        The following unaudited condensed pro forma information presents a summary of consolidated results of operations of the Company and Rexall as if the acquisition had occurred at the beginning of fiscal 2002, with pro forma adjustments to give effect to the amortization of definite lived intangibles, adjustments in depreciation, interest expense on acquisition debt, elimination of impairment charges on intangibles recorded by Rexall, as well as the elimination of the cumulative effect of accounting change resulting from Rexall's initial adoption of SFAS No. 142, elimination of trademark fees, and certain other adjustments, together with related income tax effects. The unaudited pro forma condensed consolidated financial information is based on estimates and assumptions and includes intercompany charges paid to Rexall's former parent company, Royal Numico N.V. The unaudited pro forma condensed consolidated financial information does not give effect to anticipated intercompany product sales, or any incremental direct costs or adjustments for liabilities resulting from integration plans that may be recorded in connection with the acquisition, or potential cost savings, which may result from the consolidation of certain operations of the Company and Rexall.

        The unaudited pro forma condensed consolidated statement of operations data for the fiscal year ended September 30, 2003 has been derived by combining the audited historical consolidated statement of operations of the Company for the year ended September 30, 2003 with the unaudited historical consolidated statement of operations of Rexall (a subsidiary of the Dutch company, Royal Numico N.V.) for the period October 1, 2002 through July 24, 2003.

	Fiscal year ended September 30, 2003 Pro Forma Consolidated	Fiscal year ended September 30, 2002 Pro Forma Consolidated
Net sales	$1,534,154	$1,414,494

Net income before the cumulative effect of accounting change	$31,488	$72,288

Net income	$31,488	$72,288

Net income per share before the cumulative effect of accounting change
Basic	$0.47	$1.10
Diluted	$0.46	$1.07
Net income per share
Basic	$0.47	$1.10
Diluted	$0.46	$1.07
Weighted average common shares outstanding
Basic	66,452	65,952
Diluted	68,538	67,829

        Rexall's operations during the fiscal years 2003 and 2002 included non-recurring pre-tax expenses of $51,027 ($36,178 after-tax or $0.53 per diluted share) and $37,872 ($26,170 after-tax or $0.39 per diluted share), respectively. These expenses related to charges incurred for intercompany expenses between Rexall and its former parent company for such items as product mark-ups, litigation settlements, management stock purchase plan expenses and discontinued product charges related to ephedra.

        During the fiscal third quarter of 2004, the Company entered into a contract with a real estate broker to facilitate the sale of a Rexall building acquired in the 2003 acquisition. The building is classified as an asset held for sale and has been included in "Prepaid expenses and other current assets" in the Consolidated Balance Sheet at September 30, 2004. The estimated fair value less selling costs exceeds the building's carrying value of approximately $10,508 and, as such, no adjustment has been recorded for the fiscal year ended September 30, 2004. There were no assets classified as held for sale at September 30, 2003.

  De Tuinen

        On May 20, 2003, the Company acquired the De Tuinen chain of retail stores from Royal Ahold N.V. At the time of the acquisition, the De Tuinen chain consisted of 41 company owned stores and 24 franchised stores located throughout the Netherlands. The purchase price for this business was approximately $14,551 in cash. None of the goodwill associated with this acquisition is expected to be deductible for tax purposes. This acquisition contributed $38,280 and $13,245 in net sales for the fiscal years ended September 30, 2004 and 2003, respectively. This acquisition also contributed pre-tax operating loss of $1,980 for the fiscal year ended September 30, 2004 and a pre-tax operating loss of $607 for the fiscal year ended September 30, 2003. At September 30, 2004, 67 DeTuinen stores in the Netherlands were in operation.

  Health & Diet Group ("GNC (UK)") and FSC Wholesale ("FSC")

        On March 10, 2003, the Company acquired GNC (UK) and the FSC wholesale business from Royal Numico N.V. At the time of the acquisition, GNC (UK) owned and operated 49 GNC stores in the U.K. FSC is a Manchester, U.K.-based wholesale operation whose products are sold to health food stores and pharmacies. The FSC branded products include comprehensive ranges of multivitamins, single vitamins and minerals, herbal formulas, and tinctures. The purchase price for these businesses was approximately $16,759 in cash. None of the goodwill associated with this acquisition is expected to be deductible for tax purposes. This transaction stipulates adjustments to the purchase price for agreed upon working capital requirements and inventory valuation procedures to be performed. Although management believes that the current allocation of the estimated purchase price is reasonable, the final allocation (resulting from the finalization of working capital balances) may differ significantly from the amounts reflected in the current consolidated financial statements. This acquisition contributed $46,583 and $27,468 in net sales for the fiscal years ended September 30, 2004 and 2003, respectively. GNC (UK) contributed pre-tax operating income of $2,162, while FSC contributed a pre-tax operating loss of $759 for the fiscal year ended September 30, 2004. GNC (UK) and FSC both contributed a marginal pre-tax operating loss for the fiscal year ended September 30, 2003. At September 30, 2004, 38 GNC stores in the U.K. were in operation.

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

  Knox NutraJoint®

        On December 13, 2001, the Company acquired certain assets of the Knox NutraJoint® and Knox for Nails nutritional supplement business from Kraft Foods North America, Inc. for approximately $4,456 in cash. Assets acquired include inventory ($2,456) and intangibles ($2,000). Approximately $1,800 of the $2,000 has been classified as a trademark with an indefinite life. NBTY has licensed the Knox trademark at no charge to Kraft Foods North America, Inc. for use in the Knox gelatine business, which was not part of the acquisition.

        All 2002 acquisitions were funded with internally generated cash.

3.    Investment in Bonds

        In 2002, the Company purchased $8,242 high yield, less-than-investment-grade corporate debt securities. The Company did not intend to sell the shares in the near term and therefore classified them as available-for-sale securities, and reported them at fair market value (based on then current quoted market prices), with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income in stockholders' equity. The Company reviewed marketable securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, and the financial condition and near-term prospects for the issuer. As a result, the Company recorded an impairment charge against income of $4,084 ($2,896 or $0.04 basic and diluted earnings per share, after tax) included in "Other income (expense)" in the Consolidated Statements of Income during the fiscal year ended September 30, 2003. The Company sold all of its investment in bonds during the 2004 fiscal first quarter at no further gain or loss.

4.    Inventories

        The components of inventories are as follows:

	2004	2003
Raw materials	$89,140	$86,188
Work-in-process	11,380	9,555
Finished goods	274,039	218,348

	$374,559	$314,091

5.    Property, Plant and Equipment, net

        Property, plant and equipment is as follows:

	2004	2003	Depreciation and Amortization period (years)
Land	$19,483	$21,129
Buildings and leasehold improvements	178,540	180,521	5-40
Machinery and equipment	127,275	121,556	3-10
Furniture and fixtures	122,822	103,287	5-10
Transportation equipment	10,711	9,579	4
Computer equipment	63,066	58,944	5

	521,897	495,016
Less accumulated depreciation and amortization	241,822	196,672

	$280,075	$298,344

        Depreciation and amortization of property, plant and equipment for the fiscal years ended September 30, 2004, 2003 and 2002 was approximately $50,180, $41,406 and $37,863, respectively.

6.    Goodwill and Intangible Assets, net

        The carrying amount of acquired intangible assets is as follows:

	2004		2003
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets
Brands	$79,105	$4,724	$78,000	$650	10-20
Customer lists	61,911	24,265	61,368	19,843	2-15
Private label relationships	11,500	671	11,500	96	20
Trademarks and licenses	14,784	3,069	2,414	2,399	2-20
Patents	—	—	5,000	44	19
Covenants not to compete	2,605	2,435	2,605	2,186	3-5

	169,905	35,164	160,887	25,218
Indefinite lived intangible asset
Trademark	1,800	—	1,800	—

Total intangible assets	$171,705	$35,164	$162,687	$25,218

        The changes in the carrying amount of goodwill by segment for the fiscal year ended September 30, 2004 and 2003 are as follows:

	Wholesale	Retail/ United States	Retail/ Europe	Direct Response/ Puritan's Pride	Consolidated
Balance at September 30, 2002	$4,892	$7,588	$117,322	$15,197	$144,999
Acquisitions during period	34,037	—	26,926	—	60,963
Foreign currency translation	—	—	7,400	—	7,400

Balance at September 30, 2003	38,929	7,588	151,648	15,197	213,362
Adjustments to purchase price allocation	7,024	—	(11,735)	—	(4,711)
Foreign currency translation	—	—	12,778	—	12,778

Balance at September 30, 2004	$45,953	$7,588	$152,691	$15,197	$221,429

        The goodwill associated with the acquisitions during the prior twelve months is subject to revision based on the finalization of working capital balances and the finalization of the determination of the fair values of assets acquired and liabilities assumed. Goodwill adjustments during the fiscal year 2004 relate to re-allocations of net excess purchase price to assets acquired and liabilities assumed in connection with the fiscal 2003 acquisitions. The decrease in the Retail Europe segment includes adjustments to the fair value of intangibles of $14,272, offset by re-allocations of net excess purchase price to tangible assets acquired and liabilities assumed of approximately $2,537. The increase in the Wholesale segment's goodwill includes net adjustments for re-allocations of net excess purchase price to tangible assets acquired and liabilities assumed of approximately $6,946 (which includes a $1,435 severance accrual reduction), adjustments to the fair value of intangibles of $4,781, deferred taxes and other tax adjustments of $5,128 and additional direct costs paid of $469, offset by adjustments to the fair value of insurance costs of $5,200 and adjustments to the fair value of other liabilities of $5,100.

        Aggregate amortization expense of definite lived intangible assets included in the Consolidated Statements of Income under the caption "Selling, general and administrative" expenses in fiscal 2004, 2003 and 2002 was approximately $11,500, $5,478 and $4,329, respectively.

        Estimated amortization expense for the next five fiscal years is as follows:

For the fiscal year ending September 30,
2005	$10,417
2006	$10,244
2007	$10,010
2008	$9,960
2009	$8,853

7.    Accrued Expenses and Other Current Liabilities

        The components of accrued expenses and other current liabilities are as follows:

	2004	2003
Accrued compensation and related taxes	$21,199	$20,395
Income taxes payable	11,913	8,257
Accrued purchases	15,180	17,956
Litigation	11,406	11,483
Co-ops/coupons	6,848	6,275
Customer deposits	4,973	2,895
Rent	5,124	12,375
Accrued interest	656	644
Severance	163	12,049
Other	39,171	26,110

	$116,633	$118,439

8.    Long-Term Debt

	2004	2003
Senior debt:
8 5/8% Senior subordinated notes due 2007, net of unamortized discount of $493 in 2004 and $500 in 2003 (a)	$149,507	$149,500
Note payable due in monthly payments of $2, including interest at 4%	—	121
Mortgages:
First mortgage payable in monthly principal and interest (9.73%) installments of $25, maturing November 2004	1,218	1,395
First mortgage payable in monthly principal and interest (7.375%) installments of $55, maturing May 2011	3,480	3,870
Credit and Guarantee Agreement (b):
Term loan A payable in quarterly principal and interest installments of $2,950	—	47,500
Term loan B payable in quarterly principal and interest installments of $2,738	—	224,438
Term loan C payable in quarterly principal and interest installments of $1,850, maturing July 2009	155,531	—
Other	—	6

	309,736	426,830
Less current portion	3,205	12,841

	$306,531	$413,989

(a)
The 8 5/8% Senior Subordinated Notes (the "Notes") are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company. The Notes provide for the payment of interest semi-annually at the rate of 8 5/8% per annum.

(b)
On July 25, 2003, the Company entered into a new Credit and Guarantee Agreement ("CGA") comprised of $375,000 Senior Secured Credit Facilities. This CGA consisted of a $100,000 Revolving Credit Facility, a $50,000 Term Loan A and a $225,000 Term Loan B. Terms of the new CGA were in many instances similar to the previous credit agreement. On December 19, 2003, the Company refinanced approximately $224,000 of Term B loans outstanding under its July 2003 credit agreement with a new class of Term C loans on more favorable terms of LIBOR plus 2%. Costs of approximately $500 were paid on December 19, 2003, in connection with this debt refinancing, which will be amortized until Term C's maturity of approximately six years. By March 31, 2004, the Company had fully repaid Term Loan A. At September 30, 2004, only borrowings of $155,531 for Term Loan C were outstanding. A stand-by letter of credit of $18 was outstanding under the revolving credit facility at September 30, 2004. Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. At September 30, 2004, the borrowing rate for Term Loan C approximated 3.75%. The Company is required to pay a commitment fee, which varies between .25% and .50% per annum, depending on the Company's ratio of debt to EBITDA, on any unused portion of the revolving credit facility. The Company is required to make quarterly principal installments under Term Loan C of approximately $392. The Term Loan C also requires the last four quarterly principal installments to be balloon payments of approximately $37,124 beginning September 30, 2008. The current portion of Term Loan C at September 30, 2004 was $1,567. The revolving credit facility and Term Loan C are scheduled to mature on the earlier of (i) fifth anniversary of the closing date for the Revolving Credit Facility and the sixth anniversary date for Term Loan C; or (ii) March 15, 2007 if the Company's 8 5/8% senior subordinated Notes due September 15, 2007 are still outstanding. Virtually all of the Company's assets are collateralized under the new CGA. Under the CGA, the Company is obligated to maintain various financial ratios and covenants that are typical for such facilities.

        The Company's credit arrangements, generally the indenture governing the Notes ("Indenture") and the new CGA, impose certain restrictions on the Company regarding capital expenditures and limit the Company's ability to do any of the following: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions (see Note 13). Such restrictions are subject to certain limitations and exclusions.

        In addition, a default under certain covenants in the Indenture and the CGA, respectively, could result in the acceleration of the Company's payment obligations under the CGA and the Indenture, as the case may be, and, under certain circumstances, in cross-defaults under other debt obligations. These defaults may have a negative effect on the Company's liquidity.

        Required principal payments of long-term debt are as follows:

Fiscal year ending September 30,
2005	$3,205
2006	2,019
2007	151,561
2008	39,112
2009	112,804
Thereafter	1,035

$309,736

        The fair value of the Company's long-term debt at September 30, 2004 and 2003, based upon current market rates, approximates the amounts disclosed above.

9.    Comprehensive Income

        Total comprehensive income for the Company includes net income, the effects of foreign currency translation and unrealized gains and losses on available-for-sale securities, which are charged or credited to the accumulated other comprehensive income account within stockholders' equity. Total comprehensive income for the fiscal years ended September 30, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Net income	$111,849	$81,585	$95,791
Changes in:
Unrealized holding gains (losses)	21	48	(48)
Foreign currency translation adjustments	7,547	9,980	17,603

Total comprehensive income	$119,417	$91,613	$113,346

        Accumulated other comprehensive income, which is classified as a separate component of stockholders' equity, is mainly comprised of net gains on foreign currency translation of $22,152 and $14,605 at September 30, 2004 and September 30, 2003, respectively.

        Prior to October 1, 2003, the Company had not recorded a deferred income tax liability relating to accumulated other comprehensive income. During the year ended September 30, 2004, the Company recorded a deferred income tax liability of $13,939, including $5,302 for prior periods, relating to accumulated other comprehensive income at September 30, 2004. Amounts relating to prior periods were not considered material.

10.    Income Taxes

        Income before income taxes consists of the following components:

	2004	2003	2002
United States	$84,789	$59,529	$74,216
Foreign	84,216	55,468	64,491

	$169,005	$114,997	$138,707

        Provision for income taxes consists of the following:

	2004	2003	2002
Federal
Current	$19,610	$9,358	$26,835
Deferred	8,202	5,864	(4,386)
State
Current	2,258	1,334	2,760
Deferred	470	170	(451)
Foreign
Current	26,521	17,493	19,150
Deferred	95	(807)	(992)

Total provision	$57,156	$33,412	$42,916

        The following is a reconciliation of the income tax expense computed using the statutory Federal income tax rate to the actual income tax expense and its effective income tax rate.

	2004		2003		2002
	Amount	Percent of pretax income	Amount of	Percent of pretax income	Amount	Percent of pretax income
Income tax expense at statutory rate	$59,152	35.0%	$40,249	35.0%	$48,548	35.0%
State income taxes, net of federal income tax benefit	1,770	1.0%	1,504	1.3%	1,501	1.1%
Change in valuation allowance	1,162	0.7%	(8,275)	(7.1%)	(4,700)	(3.4%)
Effect of International operations, including foreign export benefit	(4,298)	(2.5%)	(560)	(0.4%)	(3,225)	(2.3%)
Other, individually less than 5%	(630)	(0.4%)	494	0.3%	792	0.5%

	$57,156	33.8%	$33,412	29.1%	$42,916	30.9%

        The components of deferred tax assets and liabilities are as follows as of September 30:

	2004	2003
Deferred tax assets:
Inventory reserves	$6,652	$8,684
Accrued expenses and reserves not currently deductible	27,406	33,957
Tax credits	4,774	9,876
Capital loss carryforward	1,576	—
Foreign net operating losses	693	—
Valuation allowance	(6,614)	(5,452)

Total deferred income tax assets, net of valuation allowance	34,487	47,065

Deferred tax liabilities:
Property, plant and equipment	(26,612)	(17,079)
Intangibles	(25,162)	(26,552)
Undistributed foreign earnings	(1,187)	(6,340)
Other comprehensive income	(13,939)	—
Other	(200)	(286)

Total deferred income tax liabilities	(67,100)	(50,257)

Total net deferred income tax liabilities	(32,613)	(3,192)
Less current deferred income tax assets	(32,062)	(37,021)

Long-term deferred income taxes	$(64,675)	$(40,213)

        Deferred tax assets have been recognized to the extent that it is more likely than not that they will be realized. At September 30, 2004, the Company has foreign net operating losses, foreign tax credit, New York State ("NYS") investment tax credit carryforwards and capital loss carryforwards of $1,980, $429, $4,345 and $4,084, respectively.

        During 2003, the Company determined that sufficient evidence existed to allow for a release of $8,275 of valuation allowance with regards to the foreign tax credit carryforwards.

        At September 30, 2004, the Company maintained a valuation allowance of $4,345 against the NYS investment tax credits that will begin to expire in 2013 and $2,269 against capital and foreign loss carryforwards which expire in accordance with applicable tax law. The Company provides a valuation allowance for these credit and loss carryforwards because it does not consider realization of such assets to be more likely than not.

        The Company's capital loss carryforward expire in 2008.

        The change in the valuation allowance for the fiscal years ended September 30, 2004 and 2003 is as follows:

	2004	2003
Balance at October 1	$(5,452)	$(13,727)
Utilization of foreign tax credit carryforwards	—	8,275
Utilization of NYS investment tax credit carryforwards	1,107	—
Capital loss carryforward	(1,576)	—
Foreign net operating losses	(693)	—

Balance at September 30	$(6,614)	$(5,452)

11.    Commitments

Operating Leases

        The Company conducts retail operations under operating leases, which expire at various dates through 2029. Some of the leases contain renewal options and provide for contingent rent based upon sales plus certain tax and maintenance costs.

        Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year at September 30, 2004 are as follows:

Fiscal year ending September 30,
2005	$77,323
2006	68,844
2007	61,372
2008	53,648
2009	43,122
Thereafter	163,716

$468,025

        Operating lease rental expense (including real estate taxes and maintenance costs) and leases on a month to month basis were approximately $104,104, $87,077 and $69,370 during fiscal 2004, 2003 and 2002, respectively.

Purchase Commitments

        The Company was committed to make future purchases under various purchase arrangements with fixed price provisions aggregating approximately $75,828 at September 30, 2004.

Capital Commitments

        The Company had approximately $2,287 in open capital commitments at September 30, 2004, primarily related to manufacturing equipment as well as to computer hardware and software. Also, the Company has a $15,560 commitment to build a new distribution facility and a $14,572 commitment for an expansion of the softgel facility, both of which are expected to be completed within one year.

Employment and Consulting Agreements

        The Company has employment agreements with two of its executive officers. The agreements, effective October 1, 2002, have a term of five years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and changes in control of the Company. The annual commitment for salaries to these two officers as of September 30, 2004 was approximately $1,170.

        The Company maintains a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, a director of the Company. The agreement requires Mr. Rudolph to provide consulting services to the Company through December 31, 2005, in exchange for a consulting fee of $450 per year, payable monthly. In addition, Mr. Rudolph receives certain fringe benefits accorded to other executives of the Company.

        Five members of the Company's European senior executive staff have service contracts terminable by the Company upon twelve months notice. The annual aggregate commitment for such executive staff as of September 30, 2004 was approximately $1,284.

12.    Earnings Per Share

        Basic earnings per share ("EPS") computations are calculated utilizing the weighted average number of common shares outstanding during the fiscal years. Diluted EPS includes the dilutive effect of outstanding stock options, as if exercised. The following is a reconciliation between basic and diluted EPS:

	2004	2003	2002
Numerator:
Numerator for basic and diluted EPS—income available to common stockholders	$111,849	$81,585	$95,791

Denominator:
Denominator for basic EPS—weighted-average shares	66,793	66,452	65,952
Effect of dilutive securities—stock options	2,276	2,086	1,877

Denominator for diluted EPS—weighted-average shares	69,069	68,538	67,829

Net EPS:
Basic EPS	$1.67	$1.23	$1.45

Diluted EPS	$1.62	$1.19	$1.41

13.    Dividend Restrictions

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

14.    Stock Option Plans

        Stock options granted under the Company's plans generally become exercisable on grant date and have a maximum term of ten years. The Company did not grant any stock options during fiscal 2004, 2003 or 2002.

        During fiscal 2004, options for 340 shares of common stock were exercised, with an aggregate exercise price of $1,881. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $1,927. Accordingly, a tax benefit of approximately $713 was credited to capital in excess of par. Also during fiscal 2004, the Company received an additional compensation deduction of approximately $1,394 due to the early disposition of certain incentive stock options exercised by employees. Accordingly, a tax benefit of approximately $515 was credited to capital in excess of par.

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

        A summary of stock option activity is as follows:

	Fiscal Year Ended September 30,
	2004		2003		2002
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	4,204	$5.77	4,402	$5.77	4,882	$5.62
Exercised	(340)	$5.52	(198)	$5.79	(480)	$4.32
Forfeited	—	$—	—	$—	—	$—
Granted	—	$—	—	$—	—	$—

Outstanding at end of year	3,864	$5.78	4,204	$5.77	4,402	$5.77

Exercisable at end of year	3,864	$5.78	4,204	$5.77	4,402	$5.77

Number of shares available for future grant	2,458

         The following table summarizes information about stock options outstanding at September 30, 2004:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Shares Outstanding		Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$4.75—$6.19	3,864	5.3 years	$5.78	3,864	$5.78

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

        The Company also sponsors an Employee Stock Ownership Plan and Trust (ESOP) which covers substantially all employees who are employed at calendar year end and have completed one year of service (providing they worked at least the minimum number of hours as required by the terms of the plan during such plan year). As of September 30, 2004, all shares of the plan have been allocated to participants. The ESOP's assets are mainly Company common stock (the plan holds small amounts of cash). Total ESOP shares are considered to be shares outstanding for earnings per share calculation.

        The ESOP is designed to comply with Section 4975(e)(7) and the regulations thereunder of the Internal Revenue Code of 1986, as amended (Code) and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Contributions to the ESOP are made on a voluntary basis by the Company in the form of the Company's stock or cash, which is invested by the plan's trustee in the Company's stock. There is no minimum contribution required in any one year. There are no contributions required or permitted to be made by an employee. All contributions are allocated to participant accounts as defined. Employees become vested in their respective accounts after five years of service, provided the ESOP is not considered top-heavy. If the ESOP is considered top-heavy, employees will become vested in the plan beginning in year 2 in increments of 20% per year over the subsequent four years of service.

        The ESOP held approximately 4.0 percent and 4.3 percent of the outstanding common stock of the Company for the benefit of all participants as of September 30, 2004 and 2003, respectively.

        The accompanying financial statements reflect contributions to these plans in the approximate amount of $6,142, $3,111 and $1,429 during fiscal 2004, 2003 and 2002, respectively.

        Certain international subsidiaries of the Company (mainly in the U.K.) have company sponsored defined contribution plans to comply with local statutes and practices. The accompanying financial statements reflect contributions to these plans by such subsidiaries in the approximate amount of $922, $464 and $461 during fiscal 2004, 2003 and 2002, respectively.

16.    Discontinued Product Charge

        Effective March 15, 2003, the Company voluntarily discontinued sales of products that contain ephedra. Income from operations for the fiscal year ended September 30, 2003 includes a charge of approximately $4,500 ($3,191 or $0.05 basic and diluted earnings per share, after tax) associated with such discontinued product sales.

17.    Litigation Recovery of Raw Material Costs

        The Company was a plaintiff in a vitamin antitrust litigation matter brought in the United States District Court in the District of Columbia against F. Hoffmann-La Roche Ltd. and others for alleged price fixing. Settlements with certain defendants were made, and the Company received $21,354 ($14,756 or $0.22 basic and diluted earnings per share, after tax) in settlement of price fixing litigation during fiscal 2002.

18.    Litigation

Pseudoephedrine Products

        The Company reached an agreement in July 2004 with the U.S. Drug Enforcement Administration to settle issues related to alleged record keeping and reporting violations of the Controlled Substances Act in sales (now discontinued) of over-the-counter antihistamine and decongestant products containing pseudoephedrine. The Company agreed to pay $950 (which had previously been accrued) to the United States without any admission of wrongdoing.

Prohormone Products

  New York Action

        On July 25, 2002, a putative class action lawsuit was filed against Vitamin World, Inc., alleging that Vitamin World engaged in deceptive trade practices and false advertising with respect to the sale of certain prohormone supplements and that plaintiffs were therefore entitled to equitable and monetary relief pursuant to the New York General Business Law. Similar complaints were filed against other companies in the vitamin and nutritional supplement industry. The Court has not yet certified a class and the matter is currently in discovery. The Company has defended vigorously this action. Because this matter is still in the early stages of discovery, no determination can be made at this time as to its final outcome, nor can its materiality be accurately ascertained.

  California Action

        On July 25, 2002, a putative consumer class action was filed in California state court against Met-Rx Substrate Technology, Inc., a subsidiary of Rexall, claiming that the advertising and marketing of certain prohormone supplements were false and misleading, or alternatively, that the prohormone products contained ingredients that were controlled substances under California law. Plaintiffs seek equitable and monetary relief. On June 18, 2004, this case was coordinated with several other cases brought against other companies relating to the sale of products containing androstenediol, one of the prohormones contained in the Met-Rx products. The coordinated proceedings have recently been assigned to a coordination judge for further proceedings. No trial date has been set, and the Court has not yet certified a class. The Company has defended vigorously against the claims asserted. Because this action is in its early stages, no determination can be made at this time as to its final outcome, nor can its materiality be accurately ascertained.

  New Jersey Action

        In March 2004, a putative class action lawsuit was filed in New Jersey against Met-Rx Substrate Technology, Inc., claiming that the advertising and marketing of certain prohormone supplements were false and misleading and that plaintiff and the putative class of New Jersey purchasers of these products were entitled to damages and injunctive relief. Because these allegations are virtually identical to allegations made in a putative nationwide class action previously filed in California, the Company moved to dismiss or stay the New Jersey action pending the outcome of the California action. The motion was granted, and the New Jersey action is stayed at this time.

  Florida Action

        In July 2002, a putative class action lawsuit was filed in Florida against MET-Rx USA, Inc., a subsidiary of Rexall, claiming that the advertising and marketing of certain prohormone supplements were false and misleading, that the products were ineffective, and alternatively, that the products were anabolic steroids whose sale violated Florida law. The Company has moved to dismiss the complaint for failure to state a cause of action. This case has been largely inactive since its filing. Plaintiff seeks equitable and monetary relief. Because this action is in its early stages, no determination can be made at this time as to its final outcome, nor can its materiality be accurately ascertained.

Nutrition Bars

        Rexall and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief.

        The Company has defended vigorously this action. The case is currently set for trial on January 25, 2005. Based upon the information available at this time, the Company believes that its accrual is adequate for the exposure in the nutrition bar litigation. However, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

Shareholder Litigation

        During the period from June 24, 2004 through September 3, 2004, six separate shareholder class actions were filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of New York ("Eastern District"), on behalf of shareholders who purchased shares of the Company's common stock between February 9, 2004 and July 22, 2004 (the potential "Class Period"). The actions allege that the Company failed to disclose material facts during the Class Period that resulted in a decline in the price of the Company's stock after June 16, 2004 and July 22, 2004, respectively. These actions are stayed pending the Court's decision on the unopposed motions, filed in August 2004, to consolidate the six class actions and to appoint lead plaintiffs and lead counsel. The Company, officers and directors intend to file a motion to dismiss the actions once consolidated.

        In addition to the shareholder class actions, two shareholder derivative actions were filed in the Eastern District, on July 9, 2004 and August 26, 2004 respectively, against certain officers and directors of the Company, with the Company named as a nominal defendant. The two derivative actions, which have been consolidated, are predicated upon the allegations set forth in the shareholder class actions and allege improper sales of Company shares by certain officers and directors. A motion to dismiss, or alternatively, to stay the derivative actions, was filed on October 18, 2004 and is pending.

        An additional shareholder derivative action was filed on October 7, 2004 in the Supreme Court of the State of New York, Suffolk County, alleging breaches of fiduciary duties by individual directors and officers of the Company, with the Company named as a nominal defendant. The derivative claims are predicated upon the same allegations as in the Eastern District consolidated derivative action and upon claims arising from the acquisition by the Company of Rexall in July 2003. The Company and its named officers and directors intend to file a motion to dismiss or stay the New York derivative action.

        Also, a purported shareholder of the Company recently delivered a demand that the Board of Directors of the Company commence a civil action against certain officers and directors of the Company based on certain of the allegations described above.

        Because these matters are in their early stages of development, it is too early to predict the likely outcome of the proceedings.    The Company and the named officers and directors believe that these suits are without merit and intend to defend vigorously these actions. Given the early stages of the proceedings, however, no determination can be made at this time as to the final outcome. The Company maintains policies of directors' and officers' professional liability insurance.

        In June 2003, the Company received a letter of inquiry from the FTC concerning the Company's marketing of a certain weight loss product, as well as the marketing of Royal Tongan Limu dietary supplement by a subsidiary of the Company, Dynamic Essentials (DE), Inc. ("DEI"). The Company also ceased all DEI operations and terminated all DEI employees. In November 2004, FTC Staff indicated that they were likely to recommend to the FTC Commissioners that a civil penalty action should be brought. At this time, it is not possible to determine what the final outcome or amount of any claim that the FTC might file would be. Therefore, the materiality of this inquiry cannot be accurately ascertained at this time.

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

19.    Segment Information

        The Company is organized by sales segments on a worldwide basis. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measures of performance are the sales and pre-tax operating income or loss (prior to corporate allocations) of each segment, as this is the key performance indicator reviewed by management. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, IT, and various other corporate level activity related expenses. Such unallocated expenses remain within corporate. Corporate also includes the manufacturing assets of the Company and, accordingly, items associated with these activities, such as the discontinued product charge (recorded during the fiscal year ended September 30, 2003) and the litigation recovery of raw material costs (recorded during the fiscal year ended September 30, 2002), remain unallocated in the corporate segment. The Company's segment reporting disclosures for the prior periods presented have been reclassified to conform to the current year presentation. The European Retail operation does not include the impact of any intercompany transfer pricing. The accounting policies of all of the operating segments are the same as those described in the summary of significant accounting policies in Note 1.

        The Company reports four segments: Wholesale; Retail: United States; Retail: Europe; and Direct Response/Puritan's Pride. All of the Company's products fall into one of these four segments. The Wholesale segment is comprised of several divisions each targeting specific market groups which include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers. The Retail: United States segment generates revenue through the sales in its 557 owned and operated Vitamin World stores of proprietary brand and third-party products. The Retail: Europe segment generates revenue through its 577 Company-operated stores and 25 franchise stores. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees. The Direct Response/Puritan's Pride segment generates revenue through the sale of proprietary brand and third party products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phoning customer service representatives in New York, Illinois and the United Kingdom.

        The following table represents key financial information of the Company's business segments:

	2004	2003	2002
Wholesale:
Net sales	$734,293	$416,627	$291,287
Income from operations	112,224	76,933	60,197
Depreciation and amortization	10,474	2,184	1,155
Identifiable assets, at end of period	484,941	391,828	31,586
Capital expenditures	1,929	288	1,370
Retail:
United States
Net sales	$216,431	$212,380	$198,602
Loss from operations	(120)	(1,643)	(4,975)
Depreciation and amortization	10,848	12,733	13,235
Identifiable assets, at end of period	76,799	62,577	73,278
Capital expenditures	7,682	3,335	4,633
Locations open at end of period	557	533	544
Europe
Net sales	$495,808	$363,597	$290,881
Income from operations	120,323	83,345	79,420
Depreciation and amortization	12,370	9,872	8,295
Identifiable assets, at end of period	361,754	330,028	225,471
Capital expenditures	15,794	13,009	3,773
Locations open at end of period	602	589	468
Direct Response/Puritan's Pride:
Net sales	$205,499	$199,944	$183,313
Income from operations	65,265	62,184	66,273
Depreciation and amortization	5,403	5,779	5,347
Identifiable assets, at end of period	93,844	77,848	67,337
Capital expenditures	260	1,050	925
Corporate:
Corporate expenses	$(108,149)	$(85,278)	$(66,623)
Discontinued product charge	—	(4,500)	—
Litigation recovery of raw material costs	—	—	21,354
Depreciation and amortization—manufacturing	16,005	10,966	9,909
Depreciation and amortization—other	6,580	5,350	4,251
Corporate manufacturing identifiable assets, at end of period	215,315	333,501	332,468
Capital expenditures—manufacturing	6,288	3,693	5,677
Capital expenditures—other	10,747	16,135	5,111
Consolidated totals:
Net sales	1,652,031	1,192,548	964,083
Income from operations	189,543	131,041	155,646
Depreciation and amortization	61,680	46,884	42,192
Identifiable assets, at end of period	1,232,653	1,195,782	730,140
Capital expenditures	42,700	37,510	21,489

Revenue by location of customer
United States	$1,091,164	$788,645	$633,911
United Kingdom/Holland/Ireland	508,041	369,476	290,881
Other foreign countries	52,826	34,427	39,291

Consolidated totals	$1,652,031	$1,192,548	$964,083

Long-lived assets
United States	$416,405	$447,715	$257,308
United Kingdom/Holland/Ireland	221,640	201,460	152,349

Consolidated totals	$638,045	$649,175	$409,657

        Foreign subsidiaries accounted for approximately 31% of net sales, 27% of assets and 15% of total liabilities as of September 30, 2004 and 31% of net sales, 27% of assets and 11% of total liabilities as of September 30, 2003.

20.    Related Party Transactions

        An entity owned by a relative of a director received sales commissions of $732, $643 and $585 in fiscal 2004, 2003 and 2002, respectively, and had trade receivable balances approximating $3,772 and $3,598 at September 30, 2004 and 2003, respectively.

        An entity owned by a director, and another entity owned by a relative of a director performed landscaping and maintenance on the Company's properties and received combined compensation of $20, $91 and $100 in fiscal 2004, 2003 and 2002, respectively.

21.    Quarterly Results of Operations (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for fiscal 2004 and 2003:

	Quarter ended
Fiscal 2004:	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004
Net sales	$385,053	$439,594	$399,913	$427,471
Gross profit	192,168	226,346	202,685	208,420
Income before income taxes	36,362	62,511	36,656	33,476
Net income	23,645	41,257	25,902	21,045
Net income per diluted share	$.34	$.60	$.37	$.30	(a)
	Quarter ended
Fiscal 2003:	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003
Net sales	$241,404	$277,824	$308,474	$364,846
Gross profit	134,724	147,145	167,278	184,097
Income before income taxes	24,687	29,693	39,109	21,508
Net income	16,624	19,611	29,468	15,882
Net income per diluted share	$.24	$.29	$.43	$.23	(a)

  (a)
  Amounts may not equal fiscal year totals due to rounding.

SCHEDULE II

NBTY, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
For the years ended September 30, 2004, 2003 and 2002

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to Other Accounts		Deductions		Balance at end of period
	(Dollars in thousands)
Fiscal year ended September 30, 2004:
Inventory reserves	$4,648	$16,070			$(3,156)		$17,562
Allowance for doubtful accounts	$7,100	$3,074			$(785	)(a)	$9,389
Valuation allowance for deferred tax assets	$5,452	$2,269			$(1,107	)(b)	$6,614
Sales returns and allowances	$30,498	$20,365			$(4,260)		$46,603
Fiscal year ended September 30, 2003:
Inventory reserves	$2,540	$2,108					$4,648
Allowance for doubtful accounts	$4,194	$2,970			$(64	)(a)	$7,100
Valuation allowance for deferred tax assets	$13,727				$(8,275	)(b)	$5,452
Sales return and allowances	$4,532	$875	$27,684	(c)	$(2,593	)(c)	$30,498
Fiscal year ended September 30, 2002:
Inventory reserves	$2,151	$389					$2,540
Allowance for doubtful accounts	$3,222	$1,064			$(92	)(a)	$4,194
Valuation allowance for deferred tax assets	$18,427				$(4,700	)(b)	$13,727
Sales returns and allowances	$3,410	$1,255			$(133)		$4,532

(a)
Uncollectible accounts written off.

(b)
Utilization of foreign tax credits.

(c)
Represents the aggregate allowances of acquired entities at the respective acquisition dates.

S-1

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, Inc. (Registrant)
By:	/s/ SCOTT RUDOLPH Scott Rudolph Chairman and Chief Executive Officer

Dated: December 14, 2004

        Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT RUDOLPH Scott Rudolph	Chairman and Chief Executive Officer (Principal Executive Officer)	December 14, 2004
/s/ HARVEY KAMIL Harvey Kamil	President and Chief Financial Officer (Principal Operating Officer, Principal Financial and Accounting Officer)	December 14, 2004
/s/ ARTHUR RUDOLPH Arthur Rudolph	Director	December 14, 2004
/s/ ARAM G. GARABEDIAN Aram G. Garabedian	Director	December 14, 2004
/s/ BERNARD G. OWEN Bernard G. Owen	Director	December 14, 2004
/s/ ALFRED SACKS Alfred Sacks	Director	December 14, 2004
/s/ MURRAY DALY Murray Daly	Director	December 14, 2004

/s/ GLENN COHEN Glenn Cohen	Director	December 14, 2004
/s/ MICHAEL L. ASHNER Michael L. Ashner	Director	December 14, 2004
/s/ MICHAEL C. SLADE Michael C. Slade	Director	December 14, 2004
/s/ PETER WHITE Peter White	Director	December 14, 2004

QuickLinks

NBTY, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004 TABLE OF CONTENTS
PART I
PART II
DIVIDEND POLICY
PRICE RANGE OF COMMON STOCK
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Reconciliation of GAAP Measures to Non-GAAP Measures (Unaudited)
Reconciliation of GAAP Measures to Non-GAAP Measures (Unaudited)
PART III
PART IV
NBTY, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
NBTY, Inc. and Subsidiaries Consolidated Balance Sheets September 30, 2004 and 2003
NBTY, Inc. and Subsidiaries Consolidated Statements of Income Years Ended September 30, 2004, 2003 and 2002
NBTY, Inc. and Subsidiaries Consolidated Statements of Cash Flows Years ended September 30, 2004, 2003 and 2002
NBTY, Inc. and Subsidiaries Notes to Consolidated Financial Statements September 30, 2004, 2003 and 2002 (in thousands, except per share amounts, number of locations and amortization periods)
NBTY, Inc. and Subsidiaries Notes to Consolidated Financial Statements September 30, 2004, 2003 and 2002 (in thousands, except per share amounts, number of locations and amortization periods)
SCHEDULE II NBTY, INC. AND SUBSIDIARIES Valuation and Qualifying Accounts For the years ended September 30, 2004, 2003 and 2002
SIGNATURES