Form 10-Q
period 2004-12-31
NBTY INC
filed 2005-02-01
CIK 70793

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of January 28, 2005
Par value $.008 per share	67,182,760

NBTY, INC. and SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED DECEMBER 31, 2004

INDEX

PART I.	Financial Information

ITEM 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Income

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

ITEM 4. Controls and Procedures

PART II.	Other Information

ITEM 1. Legal Proceedings

ITEM 6. Exhibits and Reports on Form 8-K

Signatures

Exhibits

FORWARD LOOKING STATEMENTS:

INFORMATION CONTAINED IN THIS FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS. ALL OF THESE FORWARD-LOOKING STATEMENTS, WHICH CAN BE IDENTIFIED BY THE USE OF TERMINOLOGY SUCH AS “SUBJECT TO,” “BELIEVE,” “EXPECTS,” “PLAN,” “PROJECT,” “ESTIMATE,” “INTEND,” “MAY,” “WILL,” “SHOULD,” “CAN,” OR “ANTICIPATES,” OR THE NEGATIVE THEREOF, OR VARIATIONS THEREON, OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY WHICH, ALTHOUGH BELIEVED TO BE REASONABLE, ARE INHERENTLY UNCERTAIN.  FACTORS WHICH MAY MATERIALLY AFFECT SUCH FORWARD-LOOKING STATEMENTS INCLUDE: (I) SLOW OR NEGATIVE GROWTH IN THE NUTRITIONAL SUPPLEMENT INDUSTRY; (II) INTERRUPTION OF BUSINESS OR NEGATIVE IMPACT ON SALES AND EARNINGS DUE TO ACTS OF WAR, TERRORISM, BIO-TERRORISM, CIVIL UNREST OR DISRUPTION OF MAIL SERVICE; (III) ADVERSE PUBLICITY REGARDING NUTRITIONAL SUPPLEMENTS; (IV) INABILITY TO RETAIN CUSTOMERS OF COMPANIES (OR MAILING LISTS) RECENTLY ACQUIRED; (V) INCREASED COMPETITION; (VI) INCREASED COSTS; (VII) LOSS OR RETIREMENT OF KEY MEMBERS OF MANAGEMENT; (VIII) INCREASES IN THE COST OF BORROWINGS AND/OR UNAVAILABILITY OF ADDITIONAL DEBT OR EQUITY CAPITAL; (IX) UNAVAILABILITY OF, OR INABILITY TO CONSUMMATE, ADVANTAGEOUS ACQUISITIONS IN THE FUTURE, INCLUDING THOSE THAT MAY BE SUBJECT TO BANKRUPTCY APPROVAL OR THE INABILITY OF THE COMPANY TO INTEGRATE ACQUISITIONS INTO THE MAINSTREAM OF ITS BUSINESS; (X) CHANGES IN GENERAL WORLDWIDE ECONOMIC AND POLITICAL CONDITIONS IN THE MARKETS IN WHICH THE COMPANY  MAY COMPETE FROM TIME TO TIME; (XI) THE INABILITY OF THE COMPANY TO GAIN AND/OR HOLD MARKET SHARE OF ITS WHOLESALE AND/OR RETAIL CUSTOMERS ANYWHERE IN THE WORLD; (XII) UNAVAILABILITY OF ELECTRICITY IN CERTAIN GEOGRAPHICAL AREAS; (XIII) THE INABILITY OF THE COMPANY TO OBTAIN AND/OR RENEW INSURANCE AND/OR THE COSTS OF THE SAME; (XIV) EXPOSURE TO AND EXPENSE OF DEFENDING AND RESOLVING, PRODUCT LIABILITY CLAIMS AND OTHER LITIGATION; (XV) THE ABILITY OF THE COMPANY TO SUCCESSFULLY IMPLEMENT ITS BUSINESS STRATEGY; (XVI) THE INABILITY OF THE COMPANY TO MANAGE ITS RETAIL, WHOLESALE, MANUFACTURING AND OTHER OPERATIONS EFFICIENTLY; (XVII) CONSUMER ACCEPTANCE OF THE COMPANY’S PRODUCTS; (XVIII) THE INABILITY OF THE COMPANY TO RENEW LEASES FOR ITS RETAIL LOCATIONS; (XIX) INABILITY OF THE COMPANY’S RETAIL STORES TO ATTAIN OR MAINTAIN PROFITABILITY; (XX) THE ABSENCE OF CLINICAL TRIALS FOR MANY OF THE COMPANY’S PRODUCTS; (XXI) SALES AND EARNINGS VOLATILITY AND/OR TRENDS FOR THE COMPANY AND ITS MARKET SEGMENTS; (XXII) THE EFFICACY OF THE COMPANY’S INTERNET AND ON-LINE SALES AND MARKETING; (XXIII) FLUCTUATIONS IN FOREIGN CURRENCIES, INCLUDING THE BRITISH POUND; (XXIV) IMPORT-EXPORT CONTROLS ON SALES TO FOREIGN COUNTRIES; (XXV) THE INABILITY OF THE COMPANY TO SECURE FAVORABLE NEW SITES FOR, AND DELAYS IN OPENING, NEW RETAIL LOCATIONS; (XXVI) INTRODUCTION OF NEW FEDERAL, STATE, LOCAL OR FOREIGN LEGISLATION OR REGULATION OR ADVERSE DETERMINATIONS BY REGULATORS ANYWHERE IN THE WORLD (INCLUDING THE BANNING OF PRODUCTS) AND MORE PARTICULARLY PROPOSED GOOD MANUFACTURING PRACTICES IN THE UNITED STATES AND THE FOOD SUPPLEMENTS DIRECTIVE AND TRADITIONAL HERBAL MEDICINAL PRODUCTS DIRECTIVE IN EUROPE; (XXVII) THE MIX

OF THE COMPANY’S PRODUCTS AND THE PROFIT MARGINS THEREON; (XXVIII) THE AVAILABILITY AND PRICING OF RAW MATERIALS; (XXIX) RISK FACTORS DISCUSSED IN THE COMPANY’S FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION; (XXX) ADVERSE EFFECTS ON THE COMPANY  AS A RESULT OF INCREASED GASOLINE PRICES AND POTENTIALLY REDUCED TRAFFIC FLOW TO THE COMPANY’S RETAIL LOCATIONS; (XXXI) ADVERSE TAX DETERMINATIONS; AND (XXXII) OTHER FACTORS BEYOND THE COMPANY’S CONTROL.

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

ITEM 1:

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars and shares in thousands)

	December 31, 2004	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$53,800	$21,751
Accounts receivable, less allowance for doubtful accounts of $9,088 and $9,389, respectively	75,189	86,113
Inventories	409,583	374,559
Deferred income taxes	32,062	32,062
Prepaid expenses and other current assets	55,004	62,835
Total current assets	625,638	577,320
Property, plant and equipment, net of accumulated depreciation of $255,754 and $241,822, respectively	283,514	280,075
Goodwill	230,167	221,429
Intangible assets, net	133,985	136,541
Other assets	16,161	17,288
Total assets	$1,289,465	$1,232,653

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,991	$3,205
Accounts payable	101,443	97,635
Accrued expenses and other current liabilities	119,749	116,633
Total current liabilities	223,183	217,473
Long-term debt	306,078	306,531
Deferred income taxes	73,603	64,675
Other liabilities	4,120	4,176
Total liabilities	606,984	592,855

Commitments and contingencies

Stockholders’ equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 67,160 shares at December 31, 2004 67,060 shares at September 30, 2004	537	536
Capital in excess of par	138,224	135,787
Retained earnings	511,195	481,302
Accumulated other comprehensive income	32,525	22,173
Total stockholders’ equity	682,481	639,798
Total liabilities and stockholders’ equity	$1,289,465	$1,232,653

See accompanying notes to condensed consolidated financial statements.

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars and shares in thousands, except per share amounts)

	For the three months ended December 31,
	2004	2003

Net sales	$420,269	$385,053

Costs and expenses:
Cost of sales	211,954	192,885
Catalog printing, postage and promotion	20,783	20,137
Selling, general and administrative	138,402	130,371

	371,139	343,393

Income from operations	49,130	41,660

Other income (expense):
Interest	(5,692)	(6,804)
Miscellaneous, net	1,991	1,506

	(3,701)	(5,298)

Income before provision for income taxes	45,429	36,362

Provision for income taxes	15,536	12,717

Net income	$29,893	$23,645

Net income per share:
Basic	$0.45	$0.35
Diluted	$0.43	$0.34

Weighted average common shares outstanding:
Basic	67,070	66,642
Diluted	69,084	68,884

See accompanying notes to condensed consolidated financial statements.

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED SEPTEMBER 30, 2004 AND

THREE MONTHS ENDED DECEMBER 31, 2004

(Unaudited)

(Dollars and shares in thousands)

					Accumulated
	Common Stock		Capital		Other	Total	Total
	Number of		in Excess	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	of Par	Earnings	Income	Equity	Income

Balance, September 30, 2003	66,620	$533	$130,208	$369,453	$14,605	$514,799

Components of comprehensive income:
Net income	—	—	—	111,849	—	111,849	$111,849
Foreign currency translation adjustment and other, net of taxes	—	—	—	—	7,568	7,568	7,568
							$119,417
Shares issued and contributed to ESOP	100	1	2,472	—	—	2,473
Exercise of stock options	340	2	1,879	—	—	1,881
Tax benefit from exercise of stock options	—	—	1,228	—	—	1,228
Balance, September 30, 2004	67,060	536	135,787	481,302	22,173	639,798

Components of comprehensive income:
Net income	—	—	—	29,893	—	29,893	$29,893
Foreign currency translation adjustment and other, net of taxes	—	—	—	—	10,352	10,352	10,352
							$40,245
Shares issued and contributed to ESOP	100	1	2,437	—	—	2,438
Balance, December 31, 2004	67,160	$537	$138,224	$511,195	$32,525	$682,481

See accompanying notes to condensed consolidated financial statements.

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the three months ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$29,893	$23,645
Adjustments to reconcile net income to net cash provided by operating activities:
Loss / (gain) on disposal/sale of property, plant and equipment	25	(15)
Depreciation and amortization	14,615	15,179
Foreign currency transaction gain	(915)	(563)
Amortization of deferred financing costs	568	528
Amortization of bond discount	44	31
Compensation expense for ESOP	821	1,618
Impairment on asset held for sale	1,258	—
Gain on sale of business assets	(1,999)	—
(Recovery) / provision for doubtful accounts	(371)	853
Inventory reserves	389	781
Deferred income taxes	2,331	1,989
Tax benefit from exercise of stock options	—	17
Changes in operating assets and liabilities:
Accounts receivable	11,520	9,746
Inventories	(32,742)	(3,229)
Prepaid expenses and other current assets	7,851	7,713
Other assets	301	5,580
Accounts payable	1,403	(12,961)
Accrued expenses and other liabilities	1,911	(23,692)
Net cash provided by operating activities	36,903	27,220

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,346)	(8,955)
Proceeds from sale of property, plant and equipment	50	56
Proceeds from sale of business assets	5,766	—
Proceeds from sale of bond investment	—	4,158
Net cash used in investing activities	(5,530)	(4,741)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(1,711)	(23,710)
Payments for financing fees	—	(500)
Proceeds from stock options exercised	—	15
Net cash used in financing activities	(1,711)	(24,195)
Effect of exchange rate changes on cash and cash equivalents	2,387	4,856

Net increase in cash and cash equivalents	32,049	3,140

Cash and cash equivalents at beginning of period	21,751	49,349
Cash and cash equivalents at end of period	$53,800	$52,489

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,775	$3,107
Cash paid during the period for income taxes	$11,211	$7,786

Non-cash investing and financing information:
During the three months ended December 31, 2004, the Company issued 100 shares of NBTY stock (having a total then market value of approximately $2,438) as a contribution to the NBTY ESOP plan.
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

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts, number of locations and amortization periods)

1.              Principles of consolidation and basis of presentation

The accompanying financial statements for the interim periods are unaudited and include the accounts of NBTY, Inc. and its wholly-owned subsidiaries (“NBTY” or the “Company”). All significant intercompany transactions and balances have been eliminated. The interim financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (“10-K”), as filed with the SEC. The September 30, 2004 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results for the full fiscal year ending September 30, 2005 or for any other period.

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

On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. There have been no material changes in the calculation of these estimates since the audited financial statements at September 30, 2004.

Significant Customers

For the three month period ending December 31, 2004 and 2003 the following individual customers accounted for the following percentages of the Wholesale / US Nutrition division’s net sales and the Company’s total net sales, respectively:

	% of Wholesale / US Nutrition division’s net sales		% of the Company’s total net sales
	2004	2003	2004	2003
Customer A	15%	17%	6%	8%
Customer B	14%	9%	6%	4%

The following individual customers accounted for 10% or more of total gross accounts receivable as of December 31, 2004 and September 30, 2004:

	December 31, 2004	September 30, 2004
Customer B	12%	12%
Customer C	11%	10%

Customer A is primarily a supplier to Customer B. Therefore, the loss of Customer B would likely result in the loss of most of the net sales to Customer A. While no one customer represented, individually, more than 10 percent of the Company’s consolidated net sales for the three months ended December 31, 2004 and 2003, the loss of either one of these customers would have a material adverse effect on the Wholesale / US Nutrition division if the Company is unable to replace such customer(s).

Stock-based compensation

There were no stock option grants during the three months ended December 31, 2004 or December 31, 2003, and all previously issued options are fully vested; therefore, the pro forma and actual net income and related earnings per share for these periods are the same as amounts reported.  During previous fiscal years, the Company granted stock options for a fixed number of shares to employees and directors of the Company with an exercise price equal to the fair value of the shares at the date of the grant. Statement of Financial Accounting Standards “SFAS” No. 123 Accounting for Stock-Based Compensation and SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of Financial Accounting Standards Board “FASB” Statement No. 123 encourage, but do not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and to provide additional disclosures with respect to the pro-forma effects of adoption had the Company recorded compensation expense as provided in SFAS No. 123. The adoption of SFAS No. 148, during fiscal 2003, did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95” (“FAS l23(R)”).  Generally, the approach in FAS  123(R) is similar to the approach described in SFAS 123.  However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values on the date of grant. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) in the first interim or annual reporting period beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of FAS 123(R) to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company has not yet adopted this pronouncement; however, since there were no stock option grants since the Company’s fiscal year ending September 30, 2001 and all previously issued options are fully vested, the adoption of FAS 123(R) is not expected have a material impact on the Company’s consolidated financial position or results of operations.

Foreign currency

The financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for revenues, expenses, gains and losses.  Foreign currency transaction gains and losses are charged or credited to income as incurred. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders’ equity.  During the three months ended December 31, 2004 and 2003, the Company recognized foreign currency transaction gains of $915 and $563, respectively.

Reclassifications

Certain reclassifications have been made to conform prior year amounts to the current year presentation.

New accounting developments

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” an amendment of Accounting Research Bulletin (“ARB”) No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Companies are required to adopt the provisions of this Statement for fiscal years beginning after June 15, 2005.  The Company will adopt this standard beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations as such costs have historically been expensed as incurred.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. The amendments made by Statement No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2004, FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95” (“FAS l23(R)”). FAS l23(R) sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. FAS l23(R) is applicable for all interim and fiscal periods beginning after June 15, 2005. This statement is effective for the Company beginning the fourth quarter of fiscal year 2005; since there were no stock option grants since the Company’s fiscal year ending September 30, 2001 and all previously issued options are fully vested, the adoption of this statement is not expected to have a significant impact on its consolidated financial position or results of operations.

In October 2004, the American Jobs Creation Act of 2004 (Act) became effective in the U.S. Two provisions of the Act may impact the Company’s provision for income taxes in future periods, namely those related to the Qualified Production Activities Deduction (QPA) and Foreign Earnings Repatriation (FER).

•                  The QPA will be effective for the Company’s U.S. federal tax return year beginning after September 30, 2005. In summary, the Act provides for a percentage deduction of earnings from qualified production activities, as defined, commencing with an initial deduction of 3 percent for tax years beginning in 2005 and increasing to 9 percent for tax years beginning after 2009.  However, the Act also provides for the phased elimination of the Extraterritorial Income Exclusion provisions of the Internal Revenue Code, which have previously resulted in tax benefits to the Company.  Due to the interaction of the provisions noted above as well as the particulars of the Company’s tax position, the ultimate effect of the QPA on the Company’s future provision for income taxes has not been determined at this time. The FASB issued FASB Staff Position FAS 109-1, Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, (FSP 109-1) in December 2004. FSP 109-1 requires that tax benefits resulting from the QPA should be recognized no earlier than the year in which they are reported in the entity’s tax return, and that there is to be no revaluation of recorded deferred tax assets and liabilities as would be the case had there been a change in an applicable statutory rate.

•                  The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the Act. In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). FSP

109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. At this time, the Company has not undertaken an evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision to the Company and its potential benefit to the Company, if any. The Company intends to examine the issue and will provide updates in subsequent periods, as appropriate.

2.              Comprehensive income

Total comprehensive income for the Company includes net income, the effects of foreign currency translation and unrealized gains on available-for-sale securities, which are charged or credited to the cumulative other comprehensive income account within stockholders’ equity. Total comprehensive income for the three months ended December 31, 2004 and 2003 is as follows:

	For the three months ended December 31,
	2004	2003

Net income, as reported	$29,893	$23,645
Foreign currency translation adjustment and other	10,352	18,355

Total comprehensive income	$40,245	$42,000

Accumulated comprehensive income as of December 31, 2004 and September 30, 2004, net of taxes was $32,525 and $22,173, respectively. The balance, consisting primarily of net gains on foreign currency translation adjustments, has been disclosed in the shareholders’ equity section of the consolidated balance sheets.

During the quarter ended December 31, 2004, the Company recorded a deferred tax liability of $6,508 relating to other comprehensive income earned during this quarter.  During the quarter ended March 31, 2004, the Company recorded a deferred tax liability of $15,087 relating to accumulated other comprehensive income at March 31, 2004.  Of this amount, $6,663 related to other comprehensive income earned during the quarter ended December 31, 2003 and $5,302 related to other comprehensive income earned during prior years.  Amounts relating to prior periods were not considered material.

3.              Inventories

Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor and factory overhead.  The components of inventories are as follows:

	December 31, 2004	September 30, 2004

Raw materials	$91,479	$89,140
Work-in-process	14,315	11,380
Finished goods	303,789	274,039
Total	$409,583	$374,559

4.              Earnings per share (EPS)

Basic EPS computations are based on the weighted average number of common shares outstanding during the three month periods ended December 31, 2004 and December 31, 2003.  Diluted EPS includes the dilutive effect of outstanding stock options, as if exercised.  The following is a reconciliation between basic and diluted EPS:

	For the three months ended December 31,
	2004	2003
Numerator:
Numerator for basic and diluted EPS - income available to common stockholders	$29,893	$23,645

Denominator:
Denominator for basic EPS - weighted-average shares	67,070	66,642
Effect of dilutive securities:
Stock options	2,014	2,242
Denominator for diluted EPS - weighted-average shares	69,084	68,884

Net EPS:
Basic EPS	$0.45	$0.35

Diluted EPS	$0.43	$0.34

5.              Goodwill and Intangible Assets

Goodwill and intangibles with indefinite lives are tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company performed its annual impairment test during the fourth quarter of fiscal 2004. The Company did not find any indication that impairment existed at that time and, therefore, no impairment loss was recorded as a result of completing the annual impairment test in 2004.

Other definite lived intangibles are amortized on a straight-line basis over periods not exceeding 20 years.  The carrying amount of acquired intangible assets as of December 31, 2004 and September 30, 2004 is as follows:

	December 31, 2004		September 30, 2004
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)

Definite lived intangible assets
Brands	$78,020	$5,529	$79,105	$4,724	20
Customer lists	61,945	25,345	61,911	24,265	2 - 15
Private label relationships	11,500	815	11,500	671	20
Trademarks and licenses	15,573	3,298	14,784	3,069	2 - 20
Covenants not to compete	2,605	2,471	2,605	2,435	3 - 5
	169,643	37,458	169,905	35,164
Indefinite lived intangible asset
Trademark	1,800	—	1,800	—
Total intangible assets	$171,443	$37,458	$171,705	$35,164

The changes in the carrying amount of goodwill by segment for the three month period ended December 31, 2004, are as follows:

	Wholesale / US Nutrition	U.S. Retail	European Retail	Direct Response/ Puritan’s Pride	Consolidated

Balance at September 30, 2004	$45,953	$7,588	$152,691	$15,197	$221,429
Sale of business assets	(353)	—	—	—	(353)
Foreign currency translation	—	—	9,091	—	9,091
Balance at December 31, 2004	$45,600	$7,588	$161,782	$15,197	$230,167

The goodwill associated with certain acquisitions during fiscal 2003 is subject to revision.  Although management believes that the current allocation of the estimated purchase price is reasonable, the final allocation (resulting from the finalization of working capital balances subject to contractual dispute resolution procedures) may differ significantly from the amounts reflected in the condensed consolidated financial statements.

The decrease in the Wholesale / US Nutrition segment’s goodwill during the first three months of fiscal 2005 related to a reduction in the goodwill associated with the December 2004 sale of certain Food Supplement Corporation (“FSC”) business assets (see Note 8).

Aggregate amortization expense of definite lived intangible assets included in the Condensed Consolidated Statements of Income under the caption “Selling, general and administrative” expenses for the three months ended December 31, 2004 and 2003 was approximately $2,670 and $2,290, respectively.

Estimated amortization expense, assuming no changes in the Company’s intangible assets, for each of the five succeeding fiscal years is as follows:

For the fiscal year ending September 30,

2005	$10,384
2006	$10,175
2007	$9,941
2008	$9,891
2009	$8,784

6.              Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2004	September 30, 2004

Senior debt:
8-5/8% Senior subordinated notes due 2007, net of unamortized discount of $449 at December 31, 2004 and $493 at September 30, 2004	$149,551	$149,507

Mortgages:
First mortgage payable in monthly principal and interest (9.73%) installments of $25 (paid in full)	—	1,218
First mortgage payable in monthly principal and interest (7.375%) installments of $55, maturing May 2011	3,378	3,480

Credit and Guarantee Agreement:
Term loan C payable in quarterly principal and interest installments of $1,850, maturing July 2009	155,140	155,531
	308,069	309,736

Less current portion	1,991	3,205

Total	$306,078	$306,531

Interest rates charged on borrowings for Term Loan C can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin.  At December 31, 2004 the annual borrowing rate for Term Loan C approximated 4.375%.

7.              Income Taxes

The Company’s income tax expense is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business,

and the Company’s ability to utilize state tax credits that will begin to expire in 2013. Therefore, the Company’s overall effective income tax rate could vary as a result of these factors.  The effective income tax rate for the three months ended December 31, 2004 was 34.2%, compared to 35.0% in the fiscal first quarter ended December 31, 2003.  The effective income tax rates were less than the U.S. federal statutory tax rate primarily due to the enhanced tax structure of foreign subsidiaries.  This tax structure could also continue to impact future fiscal years.

8.              Assets Held for Sale and Gain on Sale of Food Supplement Corporation (“FSC”) Business Assets

During the fiscal third quarter of 2004, the Company entered into a contract with a real estate broker to facilitate the sale of the corporate building acquired in the 2003 Rexall acquisition.  At December 31, 2004 and September 30, 2004, the Company had $9,250 and $10,508, respectively, of assets classified as held for sale reflected as a component of  “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets.  During the three months ended December 31, 2004, the Company entered into a contract to sell the building at less than its carrying value.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded an impairment charge to reduce the carrying value of the asset by $1,258.  Such amount was charged to operations and is included in “Selling, general and administrative” expenses on the accompanying Condensed Consolidated Statements of Income for the three months ended December 31, 2004.

In December 2004, the Company sold certain business assets of FSC, a Manchester, U.K. based wholesale operation which included products sold to health food stores and pharmacies. In connection with the sale, proceeds of $5,766 were received and a $1,999 gain was realized and included in “Selling, general and administrative” expenses on the accompanying Condensed Consolidated Statements of Income for the three months ended December 31, 2004.

9.              Employee Benefits Plans

The Company maintains defined contribution plans which collectively cover substantially all full-time U.S. based employees.  The defined contribution plans are funded through employer contributions (Employee Stock Ownership Plan and Trust) and through employees’ contributions and employer’s matching contributions (401(k)).  The Company’s defined contribution plans’ expense totaled $1,170 and $2,344 for the three months ended December 31, 2004 and 2003, respectively.

Certain international subsidiaries of the Company (mainly in the U.K.) have Company sponsored defined contribution plans. The accompanying condensed consolidated financial statements reflect expenses relating to these plans by such subsidiaries in the approximate amount of $364 and $254 for the three months ended December 31, 2004 and 2003, respectively.

10.       Segment Information

The Company is organized by sales segments on a worldwide basis.  The Company’s management reporting system evaluates performance based on a number of factors; however, the primary measures of performance are the net sales and pre-tax operating income or loss (prior to corporate allocations) of each segment, as this is the key performance indicator reviewed by management.  Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, IT, and various other corporate level activity related expenses. Such unallocated expenses remain within corporate. Corporate also includes the manufacturing assets of the Company and, accordingly, items associated with these activities remain unallocated in the corporate segment.  The European Retail operation does not include the impact of any intercompany transfer pricing. The accounting policies of all of the operating segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the 10-K.

The Company reports four segments: Wholesale / US Nutrition; U.S. Retail; European Retail; and Direct Response/Puritan’s Pride.  All of the Company’s products fall into one of these four segments. The Wholesale / US Nutrition segment is comprised of several divisions, each targeting specific market groups which include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers. The U.S. Retail segment generates revenue through the sales in its 560 owned and operated Vitamin World stores of proprietary brand and third-party products.  The European Retail segment generates revenue through its 579 Company-operated stores and 24 franchise stores.  Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.  The Direct Response/Puritan’s Pride segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phoning customer service representatives in New York, Illinois and the United Kingdom.

The following table represents key financial information of the Company’s business segments:

	For the three months ended December 31,
	2004	2003
Wholesale / US Nutrition
Net sales	$179,618	$179,195
Income from operations	23,722	30,008
Depreciation and amortization	2,493	2,678
Capital expenditures	221	156

Retail
United States
Net sales	$53,384	$53,411
(Loss) / income from operations	(3,134)	197
Depreciation and amortization	1,772	3,159
Capital expenditures	1,306	1,405
Number of locations open at end of period	560	543

Europe
Net sales	$141,907	$117,050
Income from operations	40,268	26,299
Depreciation and amortization	3,334	2,505
Capital expenditures	2,827	4,059
Number of locations open at end of period	603	596

	For the three months ended December 31,
	2004	2003

Direct Response/Puritan’s Pride
Net sales	$45,360	$35,397
Income from operations	13,877	9,268
Depreciation and amortization	1,289	1,415
Capital expenditures	117	7

Corporate
Corporate expenses	$(25,603)	$(24,112)
Depreciation and amortization - manufacturing	4,011	3,860
Depreciation and amortization - other	1,716	1,562
Capital expenditures - manufacturing	5,539	904
Capital expenditures - other	1,336	2,424

Consolidated totals
Net sales	$420,269	$385,053
Income from operations	49,130	41,660
Depreciation and amortization	14,615	15,179
Capital expenditures	11,346	8,955

The Company’s identifiable assets by segment as of December 31, 2004 and September 30, 2004 are as follows:

	December 31, 2004	September 30, 2004

Wholesale / US Nutrition	$486,418	$484,941

U.S. Retail / Vitamin World	78,543	76,799

European Retail / Holland & Barrett / GNC (UK)	418,314	361,754

Direct Response / Puritan’s Pride	99,642	93,844

Corporate manufacturing	206,548	215,315

Consolidated totals	$1,289,465	$1,232,653

Approximately 34% and 31% of the Company’s net sales during the three months ended December 31, 2004 and 2003, respectively, were denominated in currencies other than U.S. dollars, principally British Pounds and Euros.  A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company.

Foreign subsidiaries accounted for the following percentages of total assets and total liabilities as of December 31, 2004 and September 30, 2004:

	December 31, 2004	September 30, 2004

Total Assets	30%	27%

Total Liabilities	13%	15%

11.  Litigation

Nutrition Bars

Rexall and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief.  The Company has defended vigorously this action. During this quarter, the court changed the trial date to March 15, 2005.  Based upon the information available at this time, the Company believes that its accrual is adequate for the exposure in the nutrition bar litigation. However, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

Shareholder Litigation

During the period from June 24, 2004 through September 3, 2004, six separate shareholder class actions were filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of New York (“Eastern District”), on behalf of shareholders who purchased shares of the Company’s common stock between February 9, 2004 and July 22, 2004 (the potential “Class Period”). The actions allege that the Company failed to disclose material facts during the Class Period that resulted in a decline in the price of the Company’s stock after June 16, 2004 and July 22, 2004, respectively. These actions are stayed pending the Court’s decision on the unopposed motions, filed in August 2004, to consolidate the six class actions and to appoint lead plaintiffs and lead counsel. The Company, its officers and directors intend to file a motion to dismiss the actions once they are consolidated.

In addition to the shareholder class actions, two shareholder derivative actions were filed in the Eastern District, on July 9, 2004 and August 26, 2004, respectively, against certain officers and directors of the Company, with the Company named as a nominal defendant. The two derivative actions, which were consolidated, were predicated upon the allegations set forth in the shareholder class actions and allege improper sales of Company shares by certain officers and directors.  On December 27, 2004, the court granted our motion to dismiss this complaint.

An additional shareholder derivative action was filed on October 7, 2004 in the Supreme Court of the State of New York, Suffolk County, alleging breaches of fiduciary duties by individual directors and officers of the Company, with the Company named as a nominal defendant. The derivative claims are predicated upon the same allegations as in the dismissed Eastern District consolidated derivative action and upon claims arising from the acquisition by the Company of Rexall in July 2003. The Company and its named officers and directors intend to file a motion to dismiss or stay the New York derivative action.

Also, a purported shareholder of the Company delivered a demand that the Board of Directors of the Company commence a civil action against certain officers and directors of the Company based on certain of the allegations described above.  The Board of Directors of the Company is reviewing this demand.

Because these matters are in their early stages of development, it is too early to predict the likely outcome of the proceedings.  The Company and the named officers and directors believe that these suits are without merit and intend to defend vigorously these actions. Given the early stages of the proceedings, however, no determination can be made at this time as to the final outcome of these actions, nor can their materiality be accurately ascertained. The Company maintains policies of directors’ and officers’ professional liability insurance.

Regulatory Matters

 In June 2003, the Company received a letter of inquiry from the FTC concerning the Company’s marketing of a certain weight loss product, as well as the marketing of Royal Tongan Limu dietary supplement by a subsidiary of the Company, Dynamic Essentials (DE), Inc. (“DEI”). The Company ceased all DEI operations and terminated all DEI employees in September 2003. In November 2004, FTC Staff indicated that they were likely to recommend to the FTC Commissioners that a civil penalty action should be brought.  During this quarter, the Company held preliminary discussions with FTC Staff about the merits of such an action and an appropriate disposition of any such action.  Based upon the information available at this time, the Company believes that its accrual is adequate for the exposure in this matter.  However, no determination can be made at this time as to the final outcome of this matter, nor can its materiality be accurately ascertained.

In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability claims) arise in the ordinary course of the Company’s business.  The Company believes that such other inquiries, claims, suits and complaints would not have a material adverse effect on the Company’s consolidated financial condition or results of operations, if adversely determined against the Company.

ITEM 2:

NBTY, INC. and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL

CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of stores)

READERS ARE CAUTIONED THAT CERTAIN STATEMENTS CONTAINED HEREIN ARE FORWARD-LOOKING STATEMENTS AND SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S DISCLOSURES UNDER THE HEADING “FORWARD LOOKING STATEMENTS” INCLUDED ELSEWHERE HEREIN. THE FOLLOWING DISCUSSION SHOULD ALSO BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN AND THE 10-K.

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

NBTY markets its products through four distribution channels: (i) Wholesale / US Nutrition: wholesale distribution to drug store chains, supermarkets, discounters, independent pharmacies, and health food stores, (ii) U.S. Retail: Vitamin World and Nutrition Warehouse retail stores in the U.S., (iii) European Retail: Holland & Barrett, Nature’s Way, GNC (UK), and DeTuinen retail stores in the U.K., Ireland, and the Netherlands, and (iv) Direct Response: Puritan’s Pride sales via catalogs and Internet. During the fiscal first quarter of 2005, Vitamin World opened 7 new stores, closed 4 stores and at the end of the quarter operated 560 stores.  During the same period, the Company’s European Retail division opened 1 new store and at the end of the quarter 603 stores in the U.K., Ireland and the Netherlands were in operation.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004. A discussion of the Company’s critical accounting policies and estimates, are included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004.  Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed its disclosures relating to them.  Management believes there have been no material changes during the three months ended December 31, 2004 to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the audited financial statements for the fiscal year ended September 30, 2004 as filed with the Securities and Exchange Commission.

General:

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin 104. The Company recognizes product sales revenue when title and risk of loss have transferred to the customer, when estimated provisions for product returns, rebates, chargebacks and other sales allowances are reasonably determinable, and when collectibility is reasonably assured. Accruals for these items are presented in the condensed consolidated financial statements as reductions to sales. With respect to its own retail store operations, the Company recognizes revenue upon the sale of its products. The Company’s net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, rebates, chargebacks and other allowances.  Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. Gross margins are affected by, among other things, changes in the relative sales mix among the Company’s four distribution channels, as well as gross margins of acquired entities. Historically, gross margins from the Company’s direct response/e-commerce and retail sales have typically been higher than gross margins from wholesale sales.

Operating results in all periods presented reflect the impact of acquisitions.  The timing of those acquisitions and the changing mix of businesses as acquired companies are integrated into the Company may affect the comparability of results from one period to another.

Results of Operations:

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:

	For the three months ended December 31,
	2004	2003

Net sales	100%	100%

Costs and expenses:
Cost of sales	50.4%	50.1%
Catalog printing, postage and promotion	4.9%	5.2%
Selling, general and administrative	32.9%	33.9%

	88.2%	89.2%

Income from operations	11.8%	10.8%

Other income (expense):
Interest	-1.4%	-1.8%
Miscellaneous, net	0.5%	0.4%

	-0.9%	-1.4%

Income before provision for income taxes	10.9%	9.4%

Provision for income taxes	3.7%	3.3%

Net income	7.2%	6.1%

For the three month period ended December 31, 2004 compared to the three month period ended December 31, 2003:

Net sales.  Net sales in the first quarter ended December 31, 2004 were $420,269, compared with $385,053 for the prior comparable period, an increase of $35,216 or 9.1%. The $35,216 increase is comprised of the following:

	Three months ended December 31,		Dollar Increase (Decrease)	Percentage Change
	2004	2003	2004 vs. 2003	2004 vs. 2003

Wholesale / US Nutrition	$179,618	$179,195	$423	0.2%

U.S. Retail / Vitamin World	53,384	53,411	(27)	-0.1%

European Retail / Holland & Barrett / GNC (UK)	141,907	117,050	24,857	21.2%

Direct Response / Puritan’s Pride	45,360	35,397	9,963	28.1%

Total	$420,269	$385,053	$35,216	9.1%

The Wholesale / US Nutrition division, which markets the Nature’s Bounty and Rexall brands, remained relatively unchanged as compared to the prior comparable period.  The Company continues to adjust shelf space allocation between the Nature’s Bounty brand and Rexall brands to provide the best overall product mix and to respond to changing market conditions.  While these efforts have strengthened US Nutrition’s position in the mass market, there were $11,722 in returns during the three months ended December 31, 2004, a portion of which was associated with these allocations.  US Nutrition continues to leverage valuable consumer sales information obtained from the Company’s Vitamin World retail stores and Puritan’s Pride direct-response/e-commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales.  For the fiscal first quarter ended December 31, 2004, two customers of the Wholesale / US Nutrition division represented, individually, more than 10% of the Wholesale / US Nutrition segment’s net sales.  One of these customers is primarily a supplier to the other customer, therefore changes in the Company’s business relationship with either customer would likely result in the loss of most of the net sales to both customers.  For the fiscal first quarter ended December 31, 2003, one customer of the Wholesale / US Nutrition division represented, individually, more than 10% of the Wholesale / US Nutrition segment’s net sales.  While no one customer during either of the fiscal quarters presented represented individually more than 10% of the Company’s consolidated net sales, the loss of either one of these customers could have a material adverse effect on the Wholesale / US Nutrition segment if the Company is unable to replace such customer(s).

U.S. Retail net sales remained relatively unchanged from the prior comparable quarter.  The number of customers in the Savings Passport Program increased approximately 1.2 million to 5.3 million customers, as compared to 4.1 million customers at the end of the comparable prior period.  Same store sales for stores open more than one year decreased 2.4% (or $1,251) reflecting the difficult specialty retail environment.  During the last few months, U.S. Retail net sales have been decreasing due to a general sales slow down across the entire specialty market.  In addition, as US Nutrition introduces more new products directly to the mass market, the specialty retail market’s ability to capitalize on market trends and new products is restricted. The Company expects this trend to continue in the near future. During the current fiscal quarter, Vitamin World opened 7 new stores, closed 4 stores and at the end of the quarter operated 560 stores. The Company operated 543 stores in the U.S. as of December 31, 2003.

European Retail net sales increases were directly attributable to an increase in same store sales for stores open more than one year of 17.7% (or $20,620).  These European Retail net sales results include the positive effect of a strong British Pound ($10,835 or 9.3%).  Without foreign exchange, the increase in same store sales (for stores open more than one year) was 8.4%.  During the current fiscal quarter, the Company’s European Retail division opened one new store and at the end of quarter 603 stores in the U.K., Ireland and the Netherlands were in operation.  At December 31, 2003, 596 stores in the U.K., Ireland and the Netherlands were in operation.

Direct Response/ Puritan’s Pride net sales increased as a result of the Company’s change in the timing of promotional catalog mailings, enhanced appearance of the Company’s catalogs, and the Company’s continued efforts to target market its customer base to maximize sales.  Internet orders continue to increase as compared to prior like periods.  The Puritan’s Pride portion of on-line net sales comprised 21.4% of this segment’s net sales and increased 38.6% in the first quarter ended December 31, 2004 as compared to the prior comparable period.  The Company remains the leader in the direct response and e-commerce sector and continues to increase the number and variety of products available via its catalog and websites.

Cost of sales.  Cost of sales for the first quarter ended December 31, 2004 were $211,954 or 50.4% as a percentage of net sales, compared to $192,885, or 50.1% for the prior comparable period.  Conversely, consolidated gross profit as a percentage of net sales decreased 0.3% to 49.6% in the first quarter ended December 31, 2004 as compared to 49.9% for the prior comparable period.  Gross profit as a percentage of net sales by segment is as follows:

	Gross profit by segment
	Three months ended December 31,		Percentage Change

	2004	2003	2004 vs. 2003

Wholesale / US Nutrition	34.4%	37.5%	-3.1%

U.S. Retail / Vitamin World	54.7%	61.1%	-6.4%

European Retail / Holland & Barrett / GNC (UK)	63.7%	60.2%	3.5%

Direct Response / Puritan’s Pride	59.4%	61.8%	-2.4%

Total	49.6%	49.9%	-0.3%

The Wholesale / US Nutrition segment’s gross profit decreased 3.1% to 34.4% from 37.5% as a percentage of net sales, primarily due to the Company adjusting shelf space allocation between the Nature’s Bounty and Rexall brands to provide the best overall product mix and to respond to changing market conditions.  While these efforts have further strengthened US Nutrition’s position in the market, there were $11,722 in returns, a portion of which were associated with these allocations, and contributed in part to the 3.1% decrease in gross margin.  In addition, US Nutrition’s gross profit was also affected by changes in product mix and an increase in sales incentives and promotion costs which are classified as reductions to gross sales.  The U.S. Retail gross profit decreased 6.4% to 54.7% from 61.1% as a percentage of net sales, primarily due to heavy discounts offered in order to maintain market share.  The European Retail gross profit increased 3.5% to 63.7% from 60.2%, as a percentage of net sales, primarily due to different promotional programs in effect this period as compared to the prior comparable period.  Direct Response/ Puritan’s Pride gross profit decreased 2.4% to 59.4% from 61.8% as a percentage of net sales primarily due to aggressive promotions.  The Company’s overall strategy is to improve margins by introducing new products which traditionally have a higher gross profit and by continuing to increase in-house manufacturing.

Catalog printing, postage, and promotion.  Total catalog printing, postage, and promotion expenses for the three months ended December 31, 2004 and 2003 were as follows:

	Three months ended December 31,		Dollar Increase (Decrease)	Percentage Change
	2004	2003	2004 vs. 2003	2004 vs. 2003
Advertising, promotions, catalogs	$18,206	$17,258	$948	5%
Catalog printing and mailing	2,577	2,879	(302)	-10%

Total	$20,783	$20,137	$646	3%

As a percentage of net sales, catalog printing, postage and promotion expenses were 4.9% for the first quarter ended December 31, 2004 as compared to 5.2% for the prior comparable period. Of the $646 increase, $948 was attributable to an increase in promotions for products, mainly via television, magazines, newspapers and mailing programs, partially offset by a decrease of $302 attributable to a decrease in catalog printing costs.  The Wholesale / US Nutrition segment’s advertising expenses increased $2,850 primarily due to advertising expenses incurred for Rexall related brands ($1,988). The Wholesale / US Nutrition segment’s increase was partially offset by decreases in advertising expenses attributable to the Company’s other segments.  Investments in advertising and sales promotions are part of the Company’s strategic effort to increase long-term growth.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $138,402 in the first quarter ended December 31, 2004, an increase of $8,031 as compared with $130,371 for the prior comparable period.  As a percentage of net sales, selling, general and administrative expenses were 32.9% for the first quarter ended December 31, 2004 and 33.9% for the prior comparable period.  Of the $8,031 increase, $3,320 was attributable to increased payroll costs mainly associated with business acquisitions and general salary increases, $2,316 to increased rent expense and additional U.S. Retail and European Retail stores, $2,395 to increased freight costs mainly resulting from the Company’s efforts to generate faster product delivery to customers and to an impairment charge of $1,258 recorded for the asset held for sale, partially offset by a gain on sale of business assets of $1,999.  The increase in the selling, general and administrative expenses by segment are as follows:

	Three months ended December 31,		Dollar Increase (Decrease)	Percentage Change
	2004	2003	2004 vs. 2003	2004 vs. 2003

Wholesale / US Nutrition	$24,098	$26,071	$(1,973)	-8%

U.S. Retail / Vitamin World	30,814	30,031	783	3%

European Retail / Holland & Barrett / GNC (UK)	47,987	41,570	6,417	15%

Direct Response / Puritan’s Pride	9,949	8,621	1,328	15%

Corporate	25,554	24,078	1,476	6%
Total	$138,402	$130,371	$8,031	6%

The European Retail’s selling, general and administrative expenses increase of $6,417 includes $3,970 attributable to foreign exchange translation.

Interest expense.  The major components of interest expense are interest on Senior Subordinated Notes, and interest on the Credit and Guarantee Agreement (“CGA”) used for acquisitions, capital expenditures and other working capital needs. Interest expense was $5,692 for the fiscal first quarter ended December 31, 2004, a decrease of $1,112 compared with interest expense of $6,804 for the prior comparable period. Interest expense decreased due to significant repayments of borrowings under the CGA during fiscal 2004.  On December 19, 2003, the Company refinanced its Term Loan B outstanding under its July 2003 credit agreement with a new class of Term loan (Term Loan C) on more favorable terms of LIBOR plus 2%.  Additionally, on February 13, 2004, the Company had fully repaid Term Loan A under its July 2003 Credit Agreement.  Currently, the CGA consists of a $100,000 Revolving Credit Facility and a Term Loan C, which had borrowings outstanding of $155,140 at December 31, 2004.  Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR, plus applicable margin.  At December 31, 2004 the annual borrowing rate for Term Loan C approximated 4.375%.

Miscellaneous, net.  Miscellaneous, net was $1,991 for the fiscal first quarter ended December 31, 2004, an increase of $485, compared to $1,506 for the prior comparable period.  Such increase was primarily attributable to exchange rate fluctuations ($352), investment income ($173) and rental income ($122), offset by other miscellaneous decreases ($162).

Income taxes.  The Company’s income tax expense is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business, and the Company’s ability to utilize state tax credits that will begin to expire in 2013. Therefore, the Company’s overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the fiscal first quarter ended December 31, 2004 was 34.2%, compared to 35.0% for the prior comparable period.  The effective income tax rates were less than the U.S. federal statutory tax rate primarily due to the enhanced tax structure of foreign subsidiaries.  This tax structure could also continue to impact future fiscal years.

In October 2004, the American Jobs Creation Act of 2004 (Act) became effective in the U.S. Two provisions of the Act may impact the Company’s provision for income taxes in future periods, namely those related to the Qualified Production Activities Deduction (QPA) and Foreign Earnings Repatriation (FER). The QPA will be effective for the Company’s U.S. federal tax return year beginning after September 30, 2005.  Due to the interaction of the law’s provisions as well as the particulars of the Company’s tax position, the ultimate effect of the QPA on the Company’s future provision for income taxes has not been determined at this time. The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S.  At this time, the Company has not undertaken an evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision to the Company and its potential benefit to the Company, if any. The Company intends to examine the issue and will provide updates in subsequent periods, as appropriate.

Net income.  After income taxes, the Company had net income in the fiscal first quarter ended December 31, 2004 of $29,893 (or basic and diluted earnings per share of $0.45 and $0.43, respectively), and $23,645 (or basic and diluted earnings per share of $0.35 and $0.34, respectively) in the first quarter ended December 31, 2003.

Seasonality:

Although the Company believes that its business is not seasonal in nature, historically, the Company has experienced, and expects to continue to experience, a substantial variation in its net sales and operating results from quarter to quarter. The Company believes that the factors which influence this variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements, the timing of the Company’s introduction of new products, the timing of catalog promotions, the level of consumer acceptance of each new product, the seasonality of the markets in which the Company participates, and actions of competitors. Accordingly, a comparison of the Company’s results of operations from consecutive periods is not necessarily meaningful, and the Company’s results of operations for any period are not necessarily indicative of future performance. Additionally, the Company may experience higher net sales in a quarter depending upon when it has engaged in significant promotional activities.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity and capital resources are cash generated from operations.  The Company also has a $100,000 Revolving Credit Facility maintained by the Company under its Credit & Guarantee Agreement (“CGA”).  Please see below for further discussion regarding the Company’s CGA.  A stand-by letter of credit of $18 was outstanding under the revolving credit facility at December 31, 2004.  The Company’s principal uses of cash have been to finance working capital, facility expansions, capital expenditures and debt service requirements. The Company anticipates these uses will continue to be its principal uses of cash in the future.

The following table sets forth, for the periods indicated, the Company’s net cash flows provided by (used in) operating, investing and financing activities, its period-end cash and cash equivalents and other operating measures:

	For the three months ended December 31,
	2004	2003

Cash flow provided by operating activities	$36,903	$27,220
Cash flow used in investing activities	$(5,530)	$(4,741)
Cash flow used in financing activities	$(1,711)	$(24,195)
Cash and cash equivalents at end of period	$53,800	$52,489

Days sales outstanding	38	40
Inventory turnover	2.4	2.5

As of December 31, 2004, working capital was $402,455, compared with $359,847 as of September 30, 2004, an increase of $42,608. The increase in working capital was primarily due to increases in current assets including cash and inventories, offset partially by a decrease in accounts receivable.  Accounts receivable decreased due to lower sales volume and increased collections.  The annualized number of average days’ sales outstanding (on wholesale net sales) at December 31, 2004, was 38 days, compared with 40 days at December 31, 2003.  The annualized inventory turnover rate was approximately 2.4 times during the three month period ended December 31, 2004 compared with 2.5 times during the prior comparable period.  Inventory levels have increased in anticipation of higher sales from promotional programs scheduled in the second and third quarters of fiscal 2005 and increased purchases of raw materials in tight supply to maintain their availability.

The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.  Cash and cash equivalents totaled $53,800 and $21,751 at December 31, 2004 and September 30, 2004, respectively.  At December 31, 2004, approximately $53,293 of the Company’s cash and cash equivalents were held by its foreign subsidiaries.  These funds are subject to U.S. income taxation on repatriation to the U.S. The Company is currently assessing the impact of the one-time favorable foreign dividend provisions recently enacted as part of the American Jobs Creation Act of 2004. The Company currently repatriates all earnings from its foreign subsidiaries.  The Company generated cash from operating activities of $36,903 and $27,220 during the three month periods ended December 31, 2004 and 2003, respectively. The overall increase in cash from operating activities during the three month period ended December 31, 2004 was mainly attributable to increased net income and non-cash charges, partially offset by changes in operating assets and liabilities.

Cash used in investing activities was $5,530 and $4,741 during the three month periods ended December 31, 2004 and 2003, respectively.  During the three month period ended December 31, 2004, cash flows used in investing activities consisted primarily of the purchase of property, plant and equipment ($11,346), offset by proceeds from the sale of business assets ($5,766) and proceeds from the sale of property, plant and equipment ($50).  During the three month period ended December 31, 2003 cash flows used in investing activities consisted primarily of the purchase of property, plant and equipment ($8,955), offset by proceeds from the sale of investment in bonds ($4,158) and proceeds from sale of property, plant and equipment ($56).

Net cash used in financing activities was $1,711 and $24,195 during the three months ended December 31, 2004 and 2003, respectively. For the three month period ended December 31, 2004 cash flows used in financing activities related to principal payments under long-term debt agreements ($1,711).  Cash used in financing activities during the three month period ended December 31, 2003 related to principal payments under long-term debt agreements ($23,710) and payments related to debt issuance costs ($500), offset by proceeds from the exercise of stock options ($15).

The Company believes its sources of cash will be sufficient to fund its operations and meet its cash requirements to satisfy its working capital needs, capital expenditure needs, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.  The Company’s ability to fund these requirements and comply with financial covenants under its debt agreements will depend on its future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond the Company’s control.  In addition, as part of the Company’s strategy, it may pursue acquisitions and investments that are complementary to its business.  Any material future acquisitions or investments will likely require additional capital and therefore, the Company cannot predict or assure that additional funds from existing sources will be sufficient for such future events.

EBITDA:  The Company defines EBITDA, which is a non-GAAP financial measure, as earnings before interest, taxes, depreciation and amortization.  This non-GAAP financial measure is not prepared in accordance with generally accepted accounting principles and may be different from non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Management believes the presentation of EBITDA is relevant and useful because EBITDA is a measurement industry analysts utilize when evaluating the Company’s operating performance. Management also believes EBITDA enhances an investor’s understanding of the Company’s results of operations because it measures the Company’s operating performance exclusive of interest and non-cash charges for depreciation and amortization. Management also provides this non-GAAP measurement as a way to help investors better understand its core operating performance, enhance comparisons of the Company’s core operating performance from period to period and to allow better comparisons of the Company’s operating performance to that of its competitors. EBITDA also reflects a non-GAAP financial measure of the Company’s liquidity. Management believes EBITDA is a useful tool for certain investors and creditors for measuring the Company’s ability to meet debt service requirements. Additionally, management uses EBITDA for purposes of reviewing the results of operations on a more comparable basis. EBITDA does not represent cash flow from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered an alternative to net income under GAAP for purposes of evaluating the results of operations.  For the three month period ended December 31, 2004, the Company’s EBITDA was $65,736, compared with $58,345 for the prior comparable period, an increase of $7,391.  EBITDA was calculated as follows:

Reconciliation of GAAP Measures to Non-GAAP Measures

(Unaudited)

	THREE MONTHS ENDED DECEMBER 31, 2004

	Pretax income (loss)	Depreciation and amortization	Interest	EBITDA

Wholesale / US Nutrition	$23,722	$2,493	$—	$26,215

U.S. Retail / Vitamin World	(3,134)	1,772	—	(1,362)

European Retail / Holland & Barrett / GNC (UK)	40,268	3,334	—	43,602

Direct Response / Puritan’s Pride	13,877	1,289	—	15,166

Segment Results	74,733	8,888	—	83,621

Corporate	(29,304)	5,727	5,692	(17,885)

Total	$45,429	$14,615	$5,692	$65,736

	THREE MONTHS ENDED DECEMBER 31, 2003

	Pretax income (loss)	Depreciation and amortization	Interest	EBITDA

Wholesale / US Nutrition	$30,008	$2,678	$—	$32,686

U.S. Retail / Vitamin World	197	3,159	—	3,356

European Retail / Holland & Barrett / GNC (UK)	26,299	2,505	—	28,804

Direct Response / Puritan’s Pride	9,268	1,415	—	10,683

Segment Results	65,772	9,757	—	75,529

Corporate	(29,410)	5,422	6,804	(17,184)

Total	$36,362	$15,179	$6,804	$58,345

Debt Agreements:  The Company maintains Senior Secured Credit Facilities under its Credit and Guarantee Agreement (“CGA”) which consist of a $100,000 Revolving Credit Facility and a Term Loan C, which had borrowings outstanding of $155,140 at December 31, 2004.  A stand-by letter of credit of $18 was outstanding under the revolving credit facility at December 31, 2004. The revolving credit facility and Term Loan C are scheduled to mature on the earlier of (i) fifth anniversary of the closing date for the Revolving Credit Facility and the sixth anniversary date for Term Loan C; or (ii) March 15, 2007 if the Company’s 8-5/8% senior subordinated Notes due September 15, 2007 are still outstanding. Virtually all of the Company’s assets are collateralized under the new CGA.  Under the CGA, the Company is obligated to maintain various financial ratios and covenants that are typical for such facilities.

Interest rates charged on borrowings can vary depending on the interest rate option utilized.  Options for the rate can either be the Alternate Base Rate or LIBOR, plus applicable margin. The Term Loan C is charged interest at LIBOR plus 2% and at December 31, 2004 the borrowing rate for Term Loan C approximated 4.375% per annum.  The Company is required to make quarterly principal installments under Term Loan C of approximately $391.  The Term Loan C also requires the last four quarterly principal installments to be balloon payments of approximately $37,124 beginning September 30, 2008.  The current portion of Term Loan C at December 31, 2004 was $1,563.

In 1997, the Company issued $150,000 of 8-5/8% senior subordinated Notes (“Notes”) due in 2007.  The Notes are unsecured and subordinated in right of payment to all existing and future indebtedness of the Company, including the CGA.

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

In addition, a default under certain covenants in the Indenture and the CGA, respectively, could result in the acceleration of the Company’s payment obligations under the CGA and the Indenture, as the case may be, and, under certain circumstances, in cross-defaults under other debt obligations.  Any such defaults may have a negative effect on the Company’s liquidity.

A summary of contractual cash obligations as of December 31, 2004 is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt (a)	$308,069	$1,991	$153,633	$151,557	$888
Operating leases	445,788	68,409	119,718	98,189	159,472
Purchase commitments	167,974	167,974	—	—	—
Capital commitments	31,208	31,208	—	—	—
Employment and consulting agreements	5,033	2,985	2,048	—	—
Stand-by letter of credit	18	18	—	—	—
Total contractual cash obligations	$958,090	$272,585	$275,399	$249,746	$160,360

(a) Such amounts exclude interest payments.

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

The Company was committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $167,974 at December 31, 2004.  During the three months ended December 31, 2004 no one supplier individually represented greater than 10% of the Company’s raw material purchases.  The Company does not believe that the loss of any single supplier would have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Company had approximately $3,990 in open capital commitments at December 31, 2004, primarily related to manufacturing equipment as well as to computer hardware and software. Also, the Company has a $13,555 commitment to build a new distribution facility and a $13,663 commitment for an expansion of its soft-gel facility, both of which are expected to be completed within one year.

The Company has employment agreements with two of its executive officers.  The agreements, entered into in October 2002, each have a term of five years and are automatically renewed each year thereafter unless either party notifies the other to the contrary.  These agreements provide for minimum salary levels and contain provisions regarding severance and change in control of the Company.  The annual commitment for salaries to these two officers as of December 31, 2004 was approximately $1,170.  In addition, five members of Holland & Barrett’s (“H&B”) senior executive staff have service contracts terminable by the Company upon twelve months’ notice.  The aggregate commitment for such H&B executive staff as of December 31, 2004 was approximately $1,365.

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

At December 31, 2004, credit ratings were as follows:

Credit Rating Agency	Notes	CGA	Overall
Standard and Poors	B+	BB	BB
Moody’s	B1	Ba2	—

Both credit agencies’ ratings remained unchanged from the prior period.

New accounting developments:

In November 2004, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards “SFAS” No. 151, “Inventory Costs” an amendment of Accounting Research Bulletin (“ARB”) No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Companies are required to adopt the provisions of this Statement for fiscal years beginning after June 15, 2005.  The Company will adopt this standard beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations as such costs have historically been expensed as incurred.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. The amendments made by Statement No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2004, FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95” (“FAS l23(R)”). FAS l23(R) sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. FAS l23(R) is applicable for all interim and fiscal periods beginning after June 15, 2005. This statement is effective for the Company beginning the fourth quarter of fiscal year 2005; since there were no stock option grants since the Company’s fiscal year ending September 30, 2001 and all previously issued options are fully vested, the adoption of this statement is not expected to have a significant impact on its consolidated financial position or results of operations.

In October 2004, the American Jobs Creation Act of 2004 (Act) became effective in the U.S. Two provisions of the Act may impact the Company’s provision for income taxes in future periods, namely those related to the Qualified Production Activities Deduction (QPA) and Foreign Earnings Repatriation (FER).

•                  The QPA will be effective for the Company’s U.S. federal tax return year beginning after September 30, 2005. In summary, the Act provides for a percentage deduction of earnings from qualified production activities, as defined, commencing with an initial deduction of 3 percent for tax years beginning in 2005 and increasing to 9 percent for tax years beginning after 2009.  However, the Act also provides for the phased elimination of the Extraterritorial Income Exclusion provisions of the Internal Revenue Code, which have previously resulted in tax benefits to the Company.  Due to the interaction of the provisions noted above as well as the particulars of the Company’s tax position, the ultimate effect of the QPA on the Company’s future provision for income taxes has not been determined at this time. The FASB issued FASB Staff Position FAS 109-1, Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, (FSP 109-1) in December 2004. FSP

109-1 requires that tax benefits resulting from the QPA should be recognized no earlier than the year in which they are reported in the entity’s tax return, and that there is to be no revaluation of recorded deferred tax assets and liabilities as would be the case had there been a change in an applicable statutory rate.

•                  The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the Act. In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. At this time, the Company has not undertaken an evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision to the Company and its potential benefit to the Company, if any. The Company intends to examine the issue and will provide updates in subsequent periods, as appropriate.

ITEM 3:

NBTY, INC. AND SUBSIDIARIES

QUANTITATIVE and QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk:

The Company is subject to currency fluctuations, primarily with respect to the British Pound and the Euro, and interest rate risks that arise from normal business operations. The Company regularly assesses these risks. As of December 31, 2004, the Company had not entered into any hedging transactions.

To manage the potential loss arising from changing interest rates and its impact on long-term debt, the Company’s policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments.

The Company is exposed to changes in interest rates on its floating rate CGA and fixed rate Notes. At December 31, 2004 and September 30, 2004, based on a hypothetical 10% decrease in interest rates related to the Company’s fixed rate Notes, the Company estimates that the fair value of its fixed rate debt would have increased by approximately $2,600 and $2,800, respectively. At December 31, 2004 and September 30, 2004, the Company had $155,140 and $155,531, respectively, of borrowings outstanding under its CGA. A hypothetical 10% change in interest rates would not have a material effect on the Company’s consolidated pretax income or cash flow.

ITEM 4:

NBTY, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded, based on their respective evaluations as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective for recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, the information required to be disclosed in the reports filed by the Company under the Exchange Act. There were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

NBTY, INC. and SUBSIDIARIES

PART II OTHER INFORMATION

Item 1.           Legal Proceedings

Nutrition Bars

Rexall and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief.  The Company has defended vigorously this action. During this quarter, the court changed the trial date to March 15, 2005.  Based upon the information available at this time, the Company believes that its accrual is adequate for the exposure in the nutrition bar litigation. However, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

Shareholder Litigation

During the period from June 24, 2004 through September 3, 2004, six separate shareholder class actions were filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of New York (“Eastern District”), on behalf of shareholders who purchased shares of the Company’s common stock between February 9, 2004 and July 22, 2004 (the potential “Class Period”). The actions allege that the Company failed to disclose material facts during the Class Period that resulted in a decline in the price of the Company’s stock after June 16, 2004 and July 22, 2004, respectively. These actions are stayed pending the Court’s decision on the unopposed motions, filed in August 2004, to consolidate the six class actions and to appoint lead plaintiffs and lead counsel. The Company, its officers and directors intend to file a motion to dismiss the actions once they are consolidated.

In addition to the shareholder class actions, two shareholder derivative actions were filed in the Eastern District, on July 9, 2004 and August 26, 2004, respectively, against certain officers and directors of the Company, with the Company named as a nominal defendant. The two derivative actions, which were consolidated, were predicated upon the allegations set forth in the shareholder class actions and allege improper sales of Company shares by certain officers and directors. On December 27, 2004, the court granted our motion to dismiss this complaint.

An additional shareholder derivative action was filed on October 7, 2004 in the Supreme Court of the State of New York, Suffolk County, alleging breaches of fiduciary duties by individual directors and officers of the Company, with the Company named as a nominal defendant. The derivative claims are predicated upon the same allegations as in the dismissed Eastern District consolidated derivative action and upon claims arising from the acquisition by the Company of Rexall in July 2003. The Company and its named officers and directors intend to file a motion to dismiss or stay the New York derivative action.

Also, a purported shareholder of the Company delivered a demand that the Board of Directors of the Company commence a civil action against certain officers and directors of the Company based on certain of the allegations described above.  The Board of Directors of the Company is reviewing this demand.

Because these matters are in their early stages of development, it is too early to predict the likely outcome of the proceedings.  The Company and the named officers and directors believe that these suits are without merit and intend to defend vigorously these actions. Given the early stages of the proceedings, however, no determination can be made at this time as to the final outcome of these actions, nor can their materiality be accurately ascertained. The Company maintains policies of directors’ and officers’ professional liability insurance.

Regulatory Matters

In June 2003, the Company received a letter of inquiry from the FTC concerning the Company’s marketing of a certain weight loss product, as well as the marketing of Royal Tongan Limu dietary supplement by a subsidiary of the Company, Dynamic Essentials (DE), Inc. (“DEI”). The Company ceased all DEI operations and terminated all DEI employees in September 2003. In November 2004, FTC Staff indicated that they were likely to recommend to the FTC Commissioners that a civil penalty action should be brought.  During this quarter, the Company held preliminary discussions with FTC Staff about the merits of such an action and an appropriate disposition of any such action.  Based upon the information available at this time, the Company believes that its accrual is adequate for the exposure in this matter.  However, no determination can be made at this time as to the final outcome of this matter, nor can its materiality be accurately ascertained.

In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability claims) arise in the ordinary course of the Company’s business.  The Company believes that such other inquiries, claims, suits and complaints would not have a material adverse effect on the Company’s consolidated financial condition or results of operations, if adversely determined against the Company.

Item 6.  Exhibits and Reports on Form 8-K

a.               Exhibits

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.              Reports on Form 8-K during the quarter ended December 31, 2004.

•                  On October 5, 2004, the Company filed a current report on Form 8-K to accompany its press release on October 4, 2004 announcing preliminary unaudited fourth quarter and year-end net sales results.

•                  On December 1, 2004, the Company filed a current report on Form 8-K to announce that on November 29, 2004, NBTY, Inc. (“NBTY”) received notice, as required by Section 101(i)(2)(E) of the Employee Retirement Income Security Act of 1974, that effective January 1, 2005, the NBTY, Inc. 401(k) Savings Plan and the Rexall Sundown, Inc. 401(k) Employee Savings Plan (collectively, the “401(k) Plans”) will merge and that all investment, trustee and recordkeeping services will be transitioned to a new service provider.

•                  On December 15, 2004, the Company filed a current report on Form 8-K announcing that on December 9, 2004 Nathan Rosenblatt resigned from the Board of Directors of NBTY, Inc. and all committees thereof.

•                  On December 15, 2004, the Company filed a current report on Form 8-K to accompany its press release on December 14, 2004 announcing fourth quarter and 2004 year-end results.

•                  On January 24, 2005, the Company filed a current report on Form 8-K to accompany its press release on January 21, 2005 announcing first quarter results.

NBTY, INC. and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, INC.
(Registrant)

Date: February 1, 2005	By:	/s/ Scott Rudolph
Scott Rudolph
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 1, 2005	By:	/s/ Harvey Kamil
Harvey Kamil
President and Chief Financial Officer
(Principal Financial and Accounting Officer)