Form 10-Q
period 2005-03-31
NBTY INC
filed 2005-05-09
CIK 70793

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number 001-31788

NBTY, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	11-2228617 (IRS Employer Identification No.)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒    NO ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of May 6, 2005
Par value $.008 per share	67,185,460

NBTY, INC. and SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FISCAL QUARTER ENDED MARCH 31, 2005
INDEX

FORWARD LOOKING STATEMENTS:

        INFORMATION CONTAINED IN THIS FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS. ALL OF THESE FORWARD-LOOKING STATEMENTS, WHICH CAN BE IDENTIFIED BY THE USE OF TERMINOLOGY SUCH AS "SUBJECT TO," "BELIEVE," "EXPECTS," "PLAN," "PROJECT," "ESTIMATE," "INTEND," "MAY," "WILL," "SHOULD," "CAN," OR "ANTICIPATES," OR THE NEGATIVE THEREOF, OR VARIATIONS THEREON, OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY WHICH, ALTHOUGH BELIEVED TO BE REASONABLE, ARE INHERENTLY UNCERTAIN. FACTORS WHICH MAY MATERIALLY AFFECT SUCH FORWARD-LOOKING STATEMENTS INCLUDE: (I) SLOW OR NEGATIVE GROWTH IN THE NUTRITIONAL SUPPLEMENT INDUSTRY; (II) INTERRUPTION OF BUSINESS OR NEGATIVE IMPACT ON SALES AND EARNINGS DUE TO ACTS OF WAR, TERRORISM, BIO-TERRORISM, CIVIL UNREST OR DISRUPTION OF MAIL SERVICE; (III) ADVERSE PUBLICITY REGARDING NUTRITIONAL SUPPLEMENTS; (IV) INABILITY TO RETAIN CUSTOMERS OF COMPANIES (OR MAILING LISTS) RECENTLY ACQUIRED; (V) INCREASED COMPETITION; (VI) INCREASED COSTS; (VII) LOSS OR RETIREMENT OF KEY MEMBERS OF MANAGEMENT; (VIII) INCREASES IN THE COST OF BORROWINGS AND/OR UNAVAILABILITY OF ADDITIONAL DEBT OR EQUITY CAPITAL; (IX) UNAVAILABILITY OF, OR INABILITY TO CONSUMMATE, ADVANTAGEOUS ACQUISITIONS IN THE FUTURE, INCLUDING THOSE THAT MAY BE SUBJECT TO BANKRUPTCY APPROVAL OR THE INABILITY OF THE COMPANY TO INTEGRATE ACQUISITIONS INTO THE MAINSTREAM OF ITS BUSINESS; (X) CHANGES IN GENERAL WORLDWIDE ECONOMIC AND POLITICAL CONDITIONS IN THE MARKETS IN WHICH THE COMPANY MAY COMPETE FROM TIME TO TIME; (XI) THE INABILITY OF THE COMPANY TO GAIN AND/OR HOLD MARKET SHARE OF ITS WHOLESALE AND/OR RETAIL CUSTOMERS ANYWHERE IN THE WORLD; (XII) UNAVAILABILITY OF ELECTRICITY IN CERTAIN GEOGRAPHICAL AREAS; (XIII) THE INABILITY OF THE COMPANY TO OBTAIN AND/OR RENEW INSURANCE AND/OR THE COSTS OF THE SAME; (XIV) EXPOSURE TO AND EXPENSE OF DEFENDING AND RESOLVING, PRODUCT LIABILITY CLAIMS AND OTHER LITIGATION; (XV) THE ABILITY OF THE COMPANY TO SUCCESSFULLY IMPLEMENT ITS BUSINESS STRATEGY; (XVI) THE INABILITY OF THE COMPANY TO MANAGE ITS RETAIL, WHOLESALE, MANUFACTURING AND OTHER OPERATIONS EFFICIENTLY; (XVII) CONSUMER ACCEPTANCE OF THE COMPANY'S PRODUCTS; (XVIII) THE INABILITY OF THE COMPANY TO RENEW LEASES FOR ITS RETAIL LOCATIONS; (XIX) INABILITY OF THE COMPANY'S RETAIL STORES TO ATTAIN OR MAINTAIN PROFITABILITY; (XX) THE ABSENCE OF CLINICAL TRIALS FOR MANY OF THE COMPANY'S PRODUCTS; (XXI) SALES AND EARNINGS VOLATILITY AND/OR TRENDS FOR THE COMPANY AND ITS MARKET SEGMENTS; (XXII) THE EFFICACY OF THE COMPANY'S INTERNET AND ON-LINE SALES AND MARKETING; (XXIII) FLUCTUATIONS IN FOREIGN CURRENCIES, INCLUDING THE BRITISH POUND AND THE EURO; (XXIV) IMPORT-EXPORT CONTROLS ON SALES TO FOREIGN COUNTRIES; (XXV) THE INABILITY OF THE COMPANY TO SECURE FAVORABLE NEW SITES FOR, AND DELAYS IN OPENING, NEW RETAIL LOCATIONS; (XXVI) INTRODUCTION OF AND COMPLIANCE WITH NEW FEDERAL, STATE, LOCAL OR FOREIGN LEGISLATION OR REGULATION OR ADVERSE DETERMINATIONS BY REGULATORS ANYWHERE IN THE WORLD (INCLUDING THE BANNING OF PRODUCTS) AND MORE PARTICULARLY PROPOSED GOOD MANUFACTURING PRACTICES IN THE UNITED STATES, THE FOOD SUPPLEMENTS DIRECTIVE AND TRADITIONAL HERBAL MEDICINAL PRODUCTS DIRECTIVE IN

EUROPE AND SECTION 404 REQUIREMENTS OF THE SARBANES-OXLEY ACT OF 2002; (XXVII) THE MIX OF THE COMPANY'S PRODUCTS AND THE PROFIT MARGINS THEREON; (XXVIII) THE AVAILABILITY AND PRICING OF RAW MATERIALS; (XXIX) RISK FACTORS DISCUSSED IN THE COMPANY'S FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION; (XXX) ADVERSE EFFECTS ON THE COMPANY AS A RESULT OF INCREASED GASOLINE PRICES AND POTENTIALLY REDUCED TRAFFIC FLOW TO THE COMPANY'S RETAIL LOCATIONS; (XXXI) ADVERSE TAX DETERMINATIONS; (XXXII) THE LOSS OF A SIGNIFICANT CUSTOMER OF THE COMPANY; AND (XXXIII) OTHER FACTORS BEYOND THE COMPANY'S CONTROL.

        THE COMPANY CANNOT BE CERTAIN THAT THE MEASURES TAKEN WILL BE SUFFICIENT TO MEET THE SECTION 404 REQUIREMENTS OF THE SARBANES-OXLEY ACT OF 2002.

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

ITEM 1:

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars and shares in thousands)

	March 31, 2005	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$38,268	$21,751
Accounts receivable, less allowance for doubtful accounts of $9,090 and $9,389, respectively	67,176	86,113
Inventories	461,633	374,559
Deferred income taxes	32,062	32,062
Prepaid expenses and other current assets	47,441	62,835

Total current assets	646,580	577,320
Property, plant and equipment, net of accumulated depreciation of $265,344 and $241,822, respectively	281,562	280,075
Goodwill	228,576	221,429
Other intangible assets, net	131,944	136,541
Other assets	15,224	17,288

Total assets	$1,303,886	$1,232,653

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,021	$3,205
Accounts payable	98,636	97,635
Accrued expenses and other current liabilities	133,936	116,633

Total current liabilities	234,593	217,473
Long-term debt	289,836	306,531
Deferred income taxes	73,635	64,675
Other liabilities	5,354	4,176

Total liabilities	603,418	592,855

Commitments and contingencies
Stockholders' equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 67,185 shares at March 31, 2005, and 67,060 shares at September 30, 2004	537	536
Capital in excess of par	138,597	135,787
Retained earnings	531,898	481,302
Accumulated other comprehensive income	29,436	22,173

Total stockholders' equity	700,468	639,798

Total liabilities and stockholders' equity	$1,303,886	$1,232,653

This should be read in conjunction with the Notes to Condensed Consolidated Financial Statements ("Notes") herein and the Consolidated Financial Statements in the Company's Form 10-K filed December 14, 2004 (the "2004 Form 10-K").

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollars and shares in thousands, except per share amounts)

	For the three months ended March 31,		For the six months ended March 31,
	2005	2004	2005	2004
Net sales	$442,714	$439,594	$862,983	$824,647

Costs and expenses:
Cost of sales	226,081	213,248	438,034	406,134
Catalog printing, postage and promotion	34,515	19,322	55,298	39,459
Selling, general and administrative	144,634	138,294	283,036	268,665

	405,230	370,864	776,368	714,258

Income from operations	37,484	68,730	86,615	110,389

Other income (expense):
Interest	(5,881)	(6,759)	(11,573)	(13,564)
Miscellaneous, net	110	540	2,101	2,047

	(5,771)	(6,219)	(9,472)	(11,517)

Income before provision for income taxes	31,713	62,511	77,143	98,872
Provision for income taxes	10,846	21,254	26,383	33,970

Net income	$20,867	$41,257	$50,760	$64,902

Net income per share:
Basic	$0.31	$0.62	$0.76	$0.97
Diluted	$0.30	$0.60	$0.73	$0.94
Weighted average common shares outstanding:
Basic	67,290	66,730	67,130	66,686
Diluted	69,291	69,098	69,137	68,997

This should be read in conjunction with the Notes herein and the Consolidated Financial Statements in the 2004 Form 10-K.

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED SEPTEMBER 30, 2004 AND
SIX MONTHS ENDED MARCH 31, 2005
(Unaudited)
(Dollars and shares in thousands)

	Common Stock				Treasury Stock
							Accumulated Other Comprehensive Income
	Number of Shares	Amount	Capital in Excess of Par	Retained Earnings	Number of Shares	Amount		Total Stockholders' Equity	Total Comprehensive Income
Balance, September 30, 2003	66,620	$533	$130,208	$369,453	—	$—	$14,605	$514,799
Components of comprehensive income:
Net income	—	—	—	111,849	—	—	—	111,849	$111,849
Foreign currency translation adjustment and other, net of taxes	—	—	—	—	—	—	7,568	7,568	7,568

									$119,417

Shares issued and contributed to ESOP	100	1	2,472	—	—	—	—	2,473
Exercise of stock options	340	2	1,879	—	—	—	—	1,881
Tax benefit from exercise of stock options	—	—	1,228	—	—	—	—	1,228

Balance, September 30, 2004	67,060	536	135,787	481,302	—	—	22,173	639,798
Components of comprehensive income:
Net income	—	—	—	50,760	—	—	—	50,760	$50,760
Foreign currency translation adjustment and other, net of taxes	—	—	—	—	—	—	7,263	7,263	7,263

									$58,023

Purchase of treasury shares, at cost	—	—	—	—	8	(176)	—	(176)
Treasury stock retired	(8)	—	(12)	(164)	(8)	176	—	—
Shares issued and contributed to ESOP	100	1	2,437	—	—	—	—	2,438
Exercise of stock options	33	—	191	—	—	—	—	191
Tax benefit from exercise of stock options	—	—	194	—	—	—	—	194

Balance, March 31, 2005	67,185	$537	$138,597	$531,898	—	$—	$29,436	$700,468

This should be read in conjunction with the Notes herein and the Consolidated Financial Statements in the 2004 Form 10-K.

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars and shares in thousands)

	For the six months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$50,760	$64,902
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal/sale of property, plant and equipment	25	492
Depreciation and amortization	29,127	31,258
Foreign currency transaction gain	(451)	(240)
Amortization of deferred financing costs	1,216	1,812
Amortization of bond discount	80	62
Compensation expense for ESOP	1,135	2,473
Impairment on asset held for sale	1,908	—
Gain on sale of business assets	(1,999)	—
(Recovery of)/provision for doubtful accounts	(672)	1,298
Inventory reserves	1,828	2,360
Deferred income taxes	3,957	5,095
Tax benefit from exercise of stock options	194	132
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	19,900	(12,738)
Inventories	(85,296)	7,545
Prepaid expenses and other current assets	16,400	16,444
Other assets	335	367
Accounts payable	(1,154)	(3,597)
Accrued expenses and other liabilities	16,784	(3,809)

Net cash provided by operating activities	54,077	113,856

Cash flows from investing activities:
Purchase of property, plant and equipment	(21,605)	(21,916)
Proceeds from sale of property, plant and equipment	70	83
Proceeds from sale of trademark	30	—
Proceeds from sale of business assets	5,766	—
Cash paid for acquisitions, net of cash acquired	(5,327)	—
Proceeds from sale of bond investment	—	4,158

Net cash used in investing activities	(21,066)	(17,675)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(17,977)	(98,027)
Payments for financing fees	—	(500)
Proceeds from stock options exercised	191	88
Purchase of treasury stock	(176)	—

Net cash used in financing activities	(17,962)	(98,439)

Effect of exchange rate changes on cash and cash equivalents	1,468	7,618

Net increase in cash and cash equivalents	16,517	5,360
Cash and cash equivalents at beginning of period	21,751	49,349

Cash and cash equivalents at end of period	$38,268	$54,709

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,134	$11,798
Cash paid during the period for income taxes	$17,398	$16,780
Non-cash investing and financing information:
During the six months ended March 31, 2005, the Company issued 100 shares of NBTY stock (having a total then market value of approximately $2,438) as a contribution to the NBTY ESOP plan.
During the six months ended March 31, 2004, the Company issued 100 shares of NBTY stock (having a total then market value of approximately $2,473) as a contribution to the NBTY ESOP plan.

This should be read in conjunction with the Notes herein and the Consolidated Financial Statements in the 2004 Form 10-K.

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts, number of locations and amortization periods)

1.    Principles of consolidation and basis of presentation

        The accompanying financial statements for the interim periods are unaudited and include the accounts of NBTY, Inc. and its wholly-owned subsidiaries ("NBTY" or the "Company"). All significant intercompany transactions and balances have been eliminated. The interim condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC") and therefore do not include all information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 ("10-K"), as filed with the SEC. The September 30, 2004 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of the results for the full fiscal year ending September 30, 2005 or for any other period.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

  •
  sales returns and allowances;
  •
  allowance for doubtful accounts;
  •
  inventory valuation and obsolescence;
  •
  valuation and recoverability of long-lived and indefinite-lived intangible assets including the values assigned to acquired intangible assets, goodwill and assets held for sale;
  •
  income taxes; and
  •
  accruals for, and the probability of, the outcome of current litigation.

        On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. There have been no material changes in the calculation of these estimates since the audited consolidated financial statements at September 30, 2004.

Significant Customers

        For the three and six month period ending March 31, 2005 and 2004 the following individual customers accounted for the following percentages of the Wholesale/US Nutrition division's net sales, respectively:

	% of Wholesale/US Nutrition division's net sales
	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Customer A	15%	23%	15%	20%
Customer B	16%	14%	15%	17%

        The following individual customers accounted for 10% or more of total gross accounts receivable as of March 31, 2005 or September 30, 2004, respectively:

	March 31, 2005	September 30, 2004
Customer A	10%	5%
Customer B	9%	12%
Customer C	8%	10%

        Customer A is primarily a supplier to Customer B. Therefore, the loss of Customer B would likely result in the loss of most of the net sales to Customer A. While no one customer represented, individually, more than 10 percent of the Company's consolidated net sales for the three and six months ended March 31, 2005 and 2004, the loss of either one of these customers would have a material adverse effect on the Wholesale / US Nutrition division if the Company was unable to replace such customer(s).

Stock-based compensation

        There were no stock option grants during the six months ended March 31, 2005 or March 31, 2004, and all previously issued options are fully vested; therefore, the pro forma and actual net income and related earnings per share for these periods are the same as amounts reported. The Company accounts for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and provides additional disclosures with respect to the pro-forma effects of adoption had the Company recorded compensation expense as provided in Statement of Financial Accounting Standards ("SFAS") No. 123.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004) "Share-Based Payment: an Amendment of FASB Statements No. 123 and 95" ("SFAS l23(R)"). SFAS l23(R) sets accounting requirements for "share-based" compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued and disallows the use of the intrinsic value method of accounting for stock compensation. SFAS 123(R) also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. These future amounts cannot be estimated because they depend on, among other things, when stock options are exercised. The amount of income tax benefit from exercise of stock options recognized for the six months ended March 31, 2005 and 2004 was $194 and $132, respectively.

        SFAS 123(R) is effective for the Company beginning October 1, 2005. Since there were no stock option grants since the Company's fiscal year ending September 30, 2001, all previously granted options are fully vested and the Company does not issue any other share-based payments, the adoption of SFAS 123(R) is not expected to have a significant impact on its consolidated financial position or results of operations.

Foreign currency

        The financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for revenues, expenses, gains and losses. Foreign currency transaction gains and losses are charged or credited to income as incurred. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders' equity. During the six months ended March 31, 2005 and 2004, the Company recognized foreign currency transaction gains of $451 and $240, respectively.

Reclassifications

        Certain reclassifications within the operating activities section of the consolidated statement of cash flows have been made to conform prior year amounts to the current year presentation.

New accounting developments

        In October 2004, the American Jobs Creation Act of 2004 ("Act") became effective in the U.S. Two provisions of the Act may impact the Company's provision for income taxes in future periods, namely those related to the Qualified Production Activities Deduction ("QPA") and Foreign Earnings Repatriation ("FER").

  •
  The QPA will be effective for the Company's U.S. federal tax return year beginning after September 30, 2005. In summary, the Act provides for a percentage deduction of earnings from qualified production activities, as defined, commencing with an initial deduction of 3 percent for tax years beginning in 2005 and increasing to 9 percent for tax years beginning after 2009. However, the Act also provides for the phased elimination of the Extraterritorial Income Exclusion provisions of the Internal Revenue Code, which have previously resulted in tax benefits to the Company. Due to the interaction of the provisions noted above as well as the particulars of the Company's tax position, the ultimate effect of the QPA on the Company's future provision for income taxes has not been determined at this time. The FASB issued FASB Staff Position FAS 109-1, Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs

    Creation Act of 2004, ("FSP 109-1") in December 2004. FSP 109-1 requires that tax benefits resulting from the QPA should be recognized no earlier than the year in which they are reported in the entity's tax return, and that there is to be no revaluation of recorded deferred tax assets and liabilities as would be the case had there been a change in an applicable statutory rate.

  •
  The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the Act. In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). FSP 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. At this time, the Company has not completed its evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision to the Company and its potential benefit to the Company, if any. The Company intends to complete its evaluation of the FER provision by the end of its current fiscal year ending September 30, 2005.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" an amendment of Accounting Research Bulletin ("ARB") No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Companies are required to adopt the provisions of SFAS 151 for fiscal years beginning after June 15, 2005. The Company will adopt SFAS 151 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations as such costs have historically been expensed as incurred.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. The Company does not anticipate that the adoption of SFAS 153 will have a significant impact on the Company's consolidated financial position or results of operations.

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

2.    Acquisitions

        On February 25, 2005, the Company acquired Le Naturiste Jean-Marc Brunet ("Le Naturiste"), a chain of 103 retail stores located throughout Quebec. Le Naturiste is an Eastern Canadian-based company in the business of developing, packaging, marketing and retailing an in-house range of privately-labeled health and natural products. At the time of the acquisition, the Le Naturiste chain operated 99 company-owned stores and 4 franchised stores located throughout Quebec. The purchase price for this business was approximately $5,048 in cash. This acquisition contributed $1,583 in net sales and a marginal operating loss to the Company's consolidated results since its acquisition date.

        The Company accounted for the acquisition under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". Under the purchase method of accounting, the total purchase price has been preliminarily allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values was recorded as goodwill (see Note 6). The Company is awaiting additional information including appraisals of long-lived assets. Final allocations to the acquired assets and liabilities will result in future adjustments to goodwill. Pro forma financial information related to Le Naturiste is not provided as their operations were not significant to NBTY.

3.    Comprehensive income

        Total comprehensive income for the Company includes net income, the effects of foreign currency translation and unrealized gains on available-for-sale securities, which are charged or credited to the cumulative other comprehensive income account within stockholders' equity. Total comprehensive income for the three and six months ended March 31, 2005 and 2004 is as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2005	2004	2005	2004
Net income, as reported	$20,867	$41,257	$50,760	$64,902
Foreign currency translation adjustment and other	(3,089)	(6,484)	7,263	11,871

Total comprehensive income	$17,778	$34,773	$58,023	$76,773

        Accumulated other comprehensive income as of March 31, 2005 and September 30, 2004, net of taxes was $29,436 and $22,173, respectively. The balance, consisting primarily of net gains on foreign currency translation adjustments, has been disclosed in the shareholders' equity section of the consolidated balance sheets.

        The change in cumulative foreign currency translation adjustment primarily relates to the Company's investment in its European subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. Dollar.

        During the six months ended March 31, 2005, the Company recorded a deferred tax liability of $4,562 relating to other comprehensive income earned during this period. During the quarter ended March 31, 2004, the Company recorded a deferred tax liability of $15,087 relating to accumulated other comprehensive income at March 31, 2004. Of this amount, $6,663 related to other comprehensive income earned during the quarter ended December 31, 2003 and $5,302 related to other comprehensive income earned during prior periods. Amounts relating to prior periods were not considered material.

4.    Inventories

        Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor and factory overhead. The components of inventories are as follows:

	March 31, 2005	September 30, 2004
Raw materials	$108,740	$89,140
Work-in-process	16,416	11,380
Finished goods	336,477	274,039

Total	$461,633	$374,559

5.    Earnings per share (EPS)

        Basic EPS computations are based on the weighted average number of common shares outstanding during the three and six month periods ended March 31, 2005 and 2004. Diluted EPS includes the dilutive effect of outstanding stock options, as if exercised. The following is a reconciliation between basic and diluted EPS:

	For the three months ended March 31,		For the six months ended March 31,
	2005	2004	2005	2004
Numerator:
Numerator for basic and diluted EPS—income available to common stockholders	$20,867	$41,257	$50,760	$64,902

Denominator:
Denominator for basic EPS—weighted-average shares	67,290	66,730	67,130	66,686
Effect of dilutive securities:
Stock options	2,001	2,368	2,007	2,311

Denominator for diluted EPS—weighted-average shares	69,291	69,098	69,137	68,997

Net EPS:
Basic EPS	$0.31	$0.62	$0.76	$0.97

Diluted EPS	$0.30	$0.60	$0.73	$0.94

6.    Goodwill and Other Intangible Assets

        Goodwill and other intangibles with indefinite lives are tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company performed its annual impairment test during the fourth quarter of fiscal 2004. The Company did not find any indication that impairment existed at that time and, therefore, no impairment loss was recorded as a result of completing the annual impairment test in 2004.

        Other definite lived intangibles are amortized on a straight-line basis over periods not exceeding 20 years. The carrying amount of acquired other intangible assets as of March 31, 2005 and September 30, 2004 is as follows:

	March 31, 2005		September 30, 2004
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets
Brands	$77,990	$6,505	$79,105	$4,724	20
Customer lists	61,935	26,388	61,911	24,265	2–15
Private label relationships	11,500	958	11,500	671	20
Trademarks and licenses	15,907	3,446	14,784	3,069	2–20
Covenants not to compete	2,605	2,496	2,605	2,435	3–5

	169,937	39,793	169,905	35,164
Indefinite lived intangible asset
Trademark	1,800	—	1,800	—

Total other intangible assets	$171,737	$39,793	$171,705	$35,164

        The changes in the carrying amount of goodwill by segment for the six month period ended March 31, 2005, are as follows:

	Wholesale/ US Nutrition	North American Retail	European Retail	Direct Response/ Puritan's Pride	Consolidated
Balance at September 30, 2004	$45,953	$7,588	$152,691	$15,197	$221,429
Sale of business assets	(353)	—	—	—	(353)
Acquisition of Le Naturiste	—	1,058	—	—	1,058
Foreign currency translation	—	22	6,420	—	6,442

Balance at March 31, 2005	$45,600	$8,668	$159,111	$15,197	$228,576

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

        The decrease in the Wholesale/US Nutrition segment's goodwill during the six months of fiscal 2005 related to a reduction in the goodwill associated with the December 2004 sale of certain Food Supplement Corporation ("FSC") business assets (see Note 10). The increase in the North American Retail segment's goodwill during the six months of fiscal 2005 related to the acquisition of Le Naturiste (see Note 2).

        Aggregate amortization expense of other definite lived intangible assets included in the Condensed Consolidated Statements of Income under the caption "Selling, general and administrative" expenses for the three and six months ended March 31, 2005 and 2004 was approximately $2,635 and $5,305 and $3,422 and $5,712, respectively.

        Estimated amortization expense, assuming no changes in the Company's other intangible assets, for each of the five succeeding fiscal years is as follows:

For the fiscal years ending September 30,
2005	$10,368
2006	$10,162
2007	$9,928
2008	$9,878
2009	$8,771

7.    Accrued Expenses and Other Current Liabilities

       The components of accrued expenses and other current liabilities are as follows:

	March 31, 2005	September 30, 2004
Accrued compensation and related taxes	$20,957	$20,559
Income taxes payable	18,648	11,913
Accrued purchases	28,622	15,180
Litigation	11,019	11,406
Other	54,690	57,575

	$133,936	$116,633

8.    Long-Term Debt

        Long-term debt consisted of the following:

	March 31, 2005	September 30, 2004
Senior debt:
8 5/8% Senior subordinated notes due 2007 ("Notes"), net of unamortized discount of $413 at March 31, 2005 and $493 at September 30, 2004	$149,587	$149,507
Mortgages:
First mortgage payable in monthly principal and interest (9.73%) installments of $25 (paid in full)	—	1,218
First mortgage payable in monthly principal and interest (7.375%) installments of $55, maturing May 2011	3,274	3,480
Credit and Guarantee Agreement ("CGA"):
Term loan C payable in quarterly principal and interest installments of $2,087, maturing July 2009	138,981	155,531
Other	15	—

	291,857	309,736
Less current portion	2,021	3,205

Total	$289,836	$306,531

        Interest rates charged on borrowings for Term Loan C can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. At March 31, 2005, the annual borrowing rate for Term Loan C approximated 4.875%.

According to the CGA, EBITDA is defined as the sum of net income plus interest, taxes, depreciation and amortization. The Company is required to pay a commitment fee, which varies between .25% and ..50% per annum, depending on the Company's ratio of debt to EBITDA, on any unused portion of the revolving credit facility.

        Under the Company's credit arrangements, a number of covenants must be met, including, but not limited to, a minimum fixed charge coverage ratio, a minimum consolidated interest coverage ratio and a maximum leverage ratio. EBITDA is a factor utilized in calculating all of the ratios mentioned.

        The Company's credit arrangements, generally the indenture governing the Notes ("Indenture") and the new CGA, impose certain restrictions on the Company and its subsidiaries regarding capital expenditures and limit the Company's ability to do any of the following: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions are subject to certain limitations and exclusions. Please refer to the Company's 10-K for further discussion of the Company's dividend restrictions.

9.    Income Taxes

        The Company's income tax expense is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business, and the Company's ability to utilize state tax credits that will begin to expire in 2013. Therefore, the Company's overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the six months ended March 31, 2005 was 34.2%, compared to 34.4% for the prior comparable period. The effective income tax rates were less than the U.S. federal statutory tax rate primarily due to the enhanced tax structure of foreign subsidiaries. This tax structure could also continue to impact future fiscal years.

10.    Assets Held for Sale and Gain on Sale of Food Supplement Corporation ("FSC") Business Assets

        During the fiscal third quarter of 2004, the Company entered into a contract with a real estate broker to facilitate the sale of the corporate building acquired in the 2003 Rexall acquisition. During the six months ended March 31, 2005, the Company entered into a contract to sell the building at less than its carrying value. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company recorded an impairment charge to reduce the carrying value of the asset by $1,908. Such amount was charged to operations and is included in "Selling, general and administrative" expenses on the accompanying Condensed Consolidated Statements of Income for the six months ended March 31, 2005. At March 31, 2005 and September 30, 2004, the Company valued this Rexall corporate building at $8,600 and $10,508, respectively, and has classified this asset as held for sale which is reflected as a component of "Prepaid expenses and other current assets" in the accompanying Condensed Consolidated Balance Sheets.

        In December 2004, the Company sold certain business assets of FSC, a Manchester, U.K. based wholesale operation which included products sold to health food stores and pharmacies. In connection with the sale, proceeds of $5,766 were received and a $1,999 gain was realized and included in "Selling, general and administrative" expenses on the accompanying Condensed Consolidated Statements of Income for the six months ended March 31, 2005.

11.    Employee Benefits Plans

        The Company maintains defined contribution plans which collectively cover substantially all full-time U.S. based employees. The defined contribution plans are funded through employer contributions to the Employee Stock Ownership Plan and Trust and through employees' contributions and employer's matching contributions to the 401(k) plan. The Company's defined contribution plans' expense for the three and six months ended March 31, 2005 and 2004 totaled $878 and $2,048 and $2,191 and $4,534, respectively.

        Certain international subsidiaries of the Company (mainly in the U.K.) have Company sponsored defined contribution plans. The accompanying condensed consolidated financial statements reflect expenses relating to these plans for such subsidiaries for the three and six months ended March 31, 2005 and 2004 in the approximate amount of $334 and $698 and $93 and $353, respectively.

12.    Segment Information

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

        The Company reports four segments: Wholesale/US Nutrition; North American Retail; European Retail; and Direct Response/Puritan's Pride. All of the Company's products fall into one of these four segments. The Wholesale/US Nutrition segment is comprised of several divisions, each targeting specific market groups which include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers. The North American Retail segment generates revenue through its 557 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its recently acquired Canadian operation of 99 Company-operated Le Naturiste stores and 4 franchised Le Naturiste stores. The European Retail segment generates revenue through its 581 Company-operated stores and 24 franchise stores. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees. The Direct Response/Puritan's Pride segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phoning customer service representatives in New York, Illinois or the United Kingdom.

        The following table represents key financial information of the Company's business segments:

	For the three months ended March 31,		For the six months ended March 31,
	2005	2004	2005	2004
Wholesale/US Nutrition
Net sales	$182,556	$189,425	$362,174	$368,620
Income from operations	12,376	40,999	36,098	71,007
Depreciation and amortization	2,461	2,764	4,955	5,442
Capital expenditures	401	462	623	618
Retail
North America
Net sales	$55,975	$56,100	$109,359	$109,511
(Loss)/income from operations	(4,549)	1,193	(7,683)	1,390
Depreciation and amortization	1,838	3,027	3,610	6,186
Capital expenditures	1,062	2,272	2,368	3,677
Number of locations open at end of period	660	545	660	545
Europe
Net sales	$146,963	$123,416	$288,870	$240,466
Income from operations	40,080	29,683	80,348	55,982
Depreciation and amortization	3,094	3,394	6,428	5,900
Capital expenditures	1,575	5,005	4,402	9,065
Number of locations open at end of period	605	599	605	599
Direct Response/Puritan's Pride
Net sales	$57,220	$70,653	$102,580	$106,050
Income from operations	15,269	23,418	29,146	32,686
Depreciation and amortization	1,293	1,393	2,582	2,808
Capital expenditures	132	47	249	54
Corporate
Corporate expenses	$(25,692)	$(26,563)	$(51,294)	$(50,676)
Depreciation and amortization—manufacturing	4,019	3,882	8,029	7,742
Depreciation and amortization—other	1,807	1,619	3,523	3,180
Capital expenditures—manufacturing	5,540	1,963	11,079	2,866
Capital expenditures—other	1,549	3,212	2,884	5,636
Consolidated totals
Net sales	$442,714	$439,594	$862,983	$824,647
Income from operations	37,484	68,730	86,615	110,389
Depreciation and amortization	14,512	16,079	29,127	31,258
Capital expenditures	10,259	12,961	21,605	21,916

Net sales by location of customer
United States	$276,133	$302,039	$537,437	$555,268
United Kingdom	134,063	113,514	262,708	218,668
Holland	11,160	9,456	23,720	21,013
Ireland	4,433	3,366	8,184	6,349
Other foreign countries	16,925	11,219	30,934	23,349

Consolidated totals	$442,714	$439,594	$862,983	$824,647

        The Company's identifiable assets by segment as of March 31, 2005 and September 30, 2004 are as follows:

	March 31, 2005	September 30, 2004
Wholesale/US Nutrition	$444,562	$484,941
North American Retail/Vitamin World	88,386	76,799
European Retail/Holland & Barrett/GNC (UK)	366,076	361,754
Direct Response/Puritan's Pride	78,125	93,844
Corporate manufacturing	326,737	215,315

Consolidated totals	$1,303,886	$1,232,653

        Approximately 34% and 30% of the Company's net sales during the six months ended March 31, 2005 and 2004, respectively, were denominated in currencies other than U.S. dollars, principally British Pounds, Euros and Canadian dollars. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities as of March 31, 2005 and September 30, 2004:

	March 31, 2005	September 30, 2004
Total Assets	28%	27%
Total Liabilities	11%	15%

13.    Related Party Transactions

        An entity owned by a relative of a director received sales commissions of $388 and $338 for the six months ended March 31, 2005 and 2004, respectively. The Company had trade receivable balances approximating $1,895 and $3,772 at March 31, 2005 and September 30, 2004, respectively, due from customers using this entity's service.

        An entity owned by a director, and another entity owned by a relative of a director performed landscaping and maintenance on the Company's properties and received combined compensation of $4 and $20 for the six months ended March 31, 2005 and 2004, respectively.

14.    Litigation

  Nutrition Bars

        Rexall Sundown, Inc. and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. The Company has defended vigorously this action. During this quarter, the court vacated the March 15, 2005 trial date. The court will hold a status conference on July 6, 2005 and may set a new trial date at that time. Based upon the information available at this time, the Company believes that its accrual is adequate for the exposure in the nutrition bar litigation. However, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

  Shareholder Litigation

        During the period from June 24, 2004 through September 3, 2004, six separate shareholder class actions were filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of New York ("Eastern District"), on behalf of shareholders who purchased shares of the Company's common stock between February 9, 2004 and July 22, 2004 (the potential "Class Period"). The actions allege that the Company failed to disclose material facts during the Class Period that resulted in a decline in the price of the Company's stock after June 16, 2004 and July 22, 2004, respectively. The Court consolidated the six class actions in March 2005, and appointed lead plaintiffs and lead counsel for the plaintiffs. Newly appointed lead plaintiffs filed a consolidated complaint alleging a Class Period from November 10, 2003 to July 22, 2004. The Company, its officers and directors intend to file a motion to dismiss the action.

        In addition to the shareholder class action, two shareholder derivative actions were filed in the Eastern District, on July 9, 2004 and August 26, 2004, respectively, against certain officers and directors of the Company, with the Company named as a nominal defendant. The two derivative actions, which were consolidated, were predicated upon the allegations set forth in the shareholder class actions and allege improper sales of Company shares by certain officers and directors. On December 27, 2004, the court granted the Company's motion to dismiss this complaint. The plaintiffs have filed an appeal.

        An additional shareholder derivative action was filed on October 7, 2004 in the Supreme Court of the State of New York, Suffolk County, alleging breaches of fiduciary duties by individual directors and officers of the Company, with the Company named as a nominal defendant. The derivative claims are predicated upon the same allegations as in the dismissed Eastern District consolidated derivative action and upon claims arising from the acquisition by the Company of Rexall in July 2003. The New York derivative action is currently stayed by agreement of the parties. The Company and its named officers and directors intend to file a motion to dismiss or further stay the New York derivative action at the appropriate procedural time.

        Also, a purported shareholder of the Company delivered a demand that the Board of Directors of the Company commence a civil action against certain officers and directors of the Company based on certain of the allegations described above. The Board of Directors of the Company, based on the investigation and recommendation of a special committee of the Board, determined not to commence any such lawsuit. On or about April 28, 2005, a second derivative action was filed in the Supreme Court of the State of New York, Suffolk County, by this purported shareholder alleging wrongful rejection of his demand and breaches of fiduciary duties by some of the individual directors and officers of the Company, with the Company named as a nominal defendant. This derivative complaint is predicated upon the same allegations as the dismissed Eastern District consolidated derivative action. The Company and its named officers and directors intend to file a motion to dismiss or stay this state-court derivative action.

        The Company and the named officers and directors believe that these suits are without merit and intend to defend vigorously these actions. Given the early stages of the above proceedings, however, no determination can be made at this time as to the final outcome of these actions, nor can their materiality be accurately ascertained. The Company maintains policies of directors' and officers' professional liability insurance.

  Regulatory Matters

        In June 2003, the Company received a letter of inquiry from the FTC concerning the Company's marketing of a certain weight loss product, as well as the marketing of Royal Tongan Limu dietary supplement by a subsidiary of the Company, Dynamic Essentials (DE), Inc. ("DEI"). The Company ceased all DEI operations and terminated all DEI employees in September 2003. In March 2005, FTC Staff recommended to the FTC Commissioners that a civil penalty action should be brought against the Company alleging the Company's violation of its 1995 FTC consent decree. The Company has discussed the FTC Staff's recommendation with the FTC Commissioners. The Company has been informed that the matter will be referred to the Department of Justice, where the discussions will continue. Based upon the information available at this time, the Company believes that its accrual is adequate for the exposure in this matter. However, no determination can be made at this time as to the final outcome of this matter, nor can its materiality be accurately ascertained.

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

(In thousands, except per share amounts and number of stores)

        READERS ARE CAUTIONED THAT CERTAIN STATEMENTS CONTAINED HEREIN ARE FORWARD-LOOKING STATEMENTS AND SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S DISCLOSURES UNDER THE HEADING "FORWARD LOOKING STATEMENTS" INCLUDED ELSEWHERE HEREIN. THE FOLLOWING DISCUSSION SHOULD ALSO BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN AND THE 10-K.

        NBTY is a leading vertically integrated U.S. manufacturer and distributor of a broad line of high-quality, value-priced nutritional supplements in the United States and throughout the world. The Company markets approximately 2,000 products under several brands, including Nature's Bounty®, Vitamin World®, Puritan's Pride®, Holland & Barrett®, Rexall®, Sundown®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®, GNC (UK)®, DeTuinen® and Le Naturiste™.

        NBTY markets its products through four distribution channels: (i) Wholesale/US Nutrition: wholesale distribution to drug store chains, supermarkets, discounters, independent pharmacies, and health food stores, (ii) North American Retail: Vitamin World and Nutrition Warehouse retail stores in the U.S. and Le Naturiste retail stores in Canada, (iii) European Retail: Holland & Barrett, Nature's Way, GNC (UK), and DeTuinen retail stores in the U.K., Ireland, and the Netherlands, and (iv) Direct Response: Puritan's Pride sales via catalogs and Internet. During the fiscal second quarter of 2005, Vitamin World opened 4 new stores and closed 7 stores. During the six months ended March 31, 2005, Vitamin World opened 11 new stores, closed 11 stores and at the end of the period operated 557 stores. On February 25, 2005, the Company acquired the Canadian Le Naturiste chain of retail stores. At the time of the acquisition, and at the end of the period ended March 31, 2005, the Le Naturiste chain operated 99 company-owned stores and 4 franchised stores located throughout Quebec. During the fiscal second quarter of 2005, the Company's European Retail division opened 5 new stores and closed 3 stores. During the six months ended March 31, 2005, the Company's European Retail division opened 6 new stores, closed 3 stores and at the end of the period operated 605 stores in the U.K., Ireland and the Netherlands.

Critical Accounting Policies and Estimates:

        The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004. A discussion of the Company's critical accounting policies and estimates, are included in Management's Discussion and Analysis of Results of Operations and Financial Condition in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Management has discussed the development and selection of these policies with the Audit Committee of the Company's Board of Directors, and the Audit Committee of the Board of Directors has reviewed its disclosures relating to them. Management believes there have been no material changes to the critical accounting policies or estimates reported in the Management's Discussion and Analysis section of the audited financial statements for the fiscal year ended September 30, 2004 as filed with the Securities and Exchange Commission.

General:

        The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin 104. The Company recognizes product sales revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement, delivery has occurred, the sales price is determinable and collectibility is reasonably assured. Since the terms for most sales within the wholesale and direct response segments are F.O.B destination, generally title and risk of loss transfer to the customer at the time the product is received by the customer. With respect to its own retail store operations, the Company recognizes revenue upon the sale of its products. The Company's net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, rebates, chargebacks and other allowances. Accruals provided for these items are presented in the condensed consolidated financial statements as reductions to sales. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. Gross margins are affected by, among other things, changes in the relative sales mix among the Company's four distribution channels, the level of promotional programs offered, as well as gross margins of acquired entities. Historically, gross margins from the Company's direct response/e-commerce and retail sales have typically been higher than gross margins from wholesale sales.

        Operating results in all periods presented reflect the impact of acquisitions. The timing of those acquisitions and the changing mix of businesses as acquired companies are integrated into the Company may affect the comparability of results from one period to another.

Results of Operations:

        The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:

	For the three months ended March 31,		For the six months ended March 31,
	2005	2004	2005	2004
Net Sales	100%	100%	100%	100%

Costs and expenses:
Cost of sales	51.1%	48.5%	50.8%	49.2%
Catalog printing, postage and promotion	7.8%	4.4%	6.4%	4.8%
Selling, general and administrative	32.6%	31.5%	32.8%	32.6%

	91.5%	84.4%	90.0%	86.6%

Income from operations	8.5%	15.6%	10.0%	13.4%

Other income (expense):
Interest	-1.3%	-1.5%	-1.3%	-1.6%
Miscellaneous, net	0.0%	0.1%	0.2%	0.2%

	-1.3%	-1.4%	-1.1%	-1.4%

Income before provision for income taxes	7.2%	14.2%	8.9%	12.0%
Provision for income taxes	2.5%	4.8%	3.1%	4.1%

Net income	4.7%	9.4%	5.8%	7.9%

        For the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004:

        Net sales.    Net sales in the second quarter ended March 31, 2005 were $442,714, compared with $439,594 for the prior comparable period, an increase of $3,120 or 0.7%. The $3,120 increase is comprised of the following:

				Percentage Change
	Three months ended March 31,		Dollar (Decrease) Increase
				2005 vs. 2004
	2005	2004	2005 vs. 2004
Wholesale/US Nutrition	$182,556	$189,425	$(6,869)	-3.6%
North American Retail/Vitamin World	55,975	56,100	(125)	-0.2%
European Retail/Holland & Barrett/GNC (UK)	146,963	123,416	23,547	19.1%
Direct Response/Puritan's Pride	57,220	70,653	(13,433)	-19.0%

Total	$442,714	$439,594	$3,120	0.7%

        The Wholesale/US Nutrition division, which markets the Nature's Bounty and Rexall brands, decreased primarily due to negative publicity surrounding Vitamin E and a contraction in the market for low carb related products. The Company continues to adjust shelf space allocation between the Nature's Bounty brand and the Rexall products to provide the best overall product mix and to respond to changing market conditions. These efforts have maintained US Nutrition's position in the mass market. Returns resulted in a reduction to net sales of $10,281 during the current fiscal quarter ended March 31, 2005, a portion of which was associated with the decline for low carb related products. US Nutrition continues to leverage valuable consumer sales information obtained from the Company's Vitamin World retail stores and Puritan's Pride direct-response/e-commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales. For the three months ended March 31, 2005 and 2004, two customers of the Wholesale/US Nutrition division represented, individually, more than 10% of the Wholesale/US Nutrition segment's net sales. One of these customers is primarily a supplier to the other customer, therefore changes in the Company's business relationship with either customer would likely result in the loss of most of the net sales to both customers. While no one customer represented individually more than 10% of the Company's consolidated net sales, the loss of either one of these customers could have a material adverse effect on the Wholesale/US Nutrition segment if the Company is unable to replace such customer(s).

        North American Retail net sales remained relatively unchanged from the prior comparable quarter. The number of customers in the Savings Passport Program increased approximately 1.1 million to 5.6 million customers, as compared to 4.5 million customers at the end of the comparable prior period. Same store sales for stores open more than one year decreased 5.4% (or $2,924) reflecting the difficult specialty retail environment. North American Retail net sales have remained relatively unchanged due to a general sales slow down across the entire specialty market. In addition, as US Nutrition introduces more new products directly to the mass market, the specialty retail market's ability to capitalize on market trends and new products is restricted. The Company expects this trend to continue in the near future. During the current fiscal quarter, Vitamin World opened 4 new stores, closed 7 stores and at the end of the quarter operated 557 stores in the U.S. The Company operated 545 stores in the U.S. as of March 31, 2004. On February 25, 2005, the Company acquired Le Naturiste Jean-Marc Brunet ("Le Naturiste"), a chain of 103 retail stores located throughout Quebec. Le Naturiste is an Eastern

Canadian-based company in the business of developing, packaging, marketing and retailing an in-house range of privately-labeled health and natural products. This acquisition contributed $1,583 in net sales since its acquisition date. At the time of the acquisition and at the end of the period ended March 31, 2005, the Le Naturiste chain operated 99 company-owned stores and 4 franchised stores located throughout Quebec.

        European Retail net sales increases were directly attributable to an increase in same store sales for stores open more than one year of 15.1% (or $18,356). These European Retail net sales results include the positive effect of the exchange rate for the British Pound ($3,409 or 2.8%). Without foreign exchange, the increase in same store sales (for stores open more than one year) was 12.3%. The European Retail division continues to leverage its premier status, high street locations and brand awareness to achieve these results. During the current fiscal quarter, the Company's European Retail division opened 5 new stores and closed 3 stores and at the end of quarter 605 stores in the U.K., Ireland and the Netherlands were in operation. At March 31, 2004, 599 stores in the U.K., Ireland and the Netherlands were in operation.

        Direct Response/Puritan's Pride net sales decreased as a result of the stagnant market for nutritional supplements, negative publicity surrounding Vitamin E and Puritan's Pride's substantial reduction in pricing. The Company adopted this aggressive pricing strategy to maintain its customer base and to put pressure on competition. Internet orders remained flat as compared to the prior like period. On-line net sales comprised 28% of this segment's net sales and remained flat in the current fiscal quarter ended March 31, 2005 as compared to the prior comparable period. The Company remains the leader in the direct response and e-commerce sector and continues to increase the number of products available via its catalog and websites.

        Cost of sales.    Cost of sales for the current fiscal quarter ended March 31, 2005 were $226,081 or 51.1% as a percentage of net sales, compared to $213,248, or 48.5% for the prior comparable period. Conversely, consolidated gross profit as a percentage of net sales decreased 2.6% to 48.9% in the current fiscal quarter ended March 31, 2005 as compared to 51.5% for the prior comparable period. Gross profit as a percentage of net sales by segment is as follows:

	Gross profit by segment
			Change Percentage
	Three months ended March 31,
			2005 vs. 2004
	2005	2004
Wholesale/US Nutrition	34.2%	39.2%	-5.0%
North American Retail/Vitamin World	53.4%	59.5%	-6.1%
European Retail/Holland & Barrett/GNC (UK)	61.7%	61.5%	0.2%
Direct Response/Puritan's Pride	58.9%	60.7%	-1.8%

Total	48.9%	51.5%	-2.6%

        The Wholesale/US Nutrition segment's gross profit decreased 5.0% to 34.2% from 39.2% as a percentage of net sales, primarily due to an increase in sales incentives and promotion costs which are classified as reductions to gross sales and due to a contraction in the market for low carb related products. There were $10,281 in returns, a portion of which were associated with the contraction in the low carb related product market, and contributed in part to the 5.0% decrease in gross margin. In addition, US Nutrition's gross profit was also affected by changes in product mix and sales incentive programs. The North American Retail gross profit decreased 6.1% to 53.4% from 59.5% as a percentage of net sales, primarily due to heavy discounts offered in order to maintain market share. The European Retail gross profit increased 0.2% to 61.7% from 61.5%, as a percentage of net sales, primarily due to different promotional programs in effect this period as compared to the prior comparable period. Direct Response/Puritan's Pride gross profit decreased 1.8% to 58.9% from 60.7% as a percentage of net sales primarily due to aggressive pricing strategy and promotions.

        Catalog printing, postage, and promotion.    Total catalog printing, postage, and promotion expenses for the three months ended March 31, 2005 and 2004 were as follows:

				Percentage Change
	Three months ended March 31,		Dollar Increase (Decrease)
				2005 vs. 2004
	2005	2004	2005 vs. 2004
Advertising, promotions, catalogs	$31,026	$15,779	$15,247	96.6%
Catalog printing and mailing	3,489	3,543	(54)	-1.5%

Total	$34,515	$19,322	$15,193	78.6%

        As a percentage of net sales, catalog printing, postage and promotion expenses were 7.8% for the current fiscal quarter ended March 31, 2005 as compared to 4.4% for the prior comparable period. Of the $15,193 increase, $15,247 was attributable to an increase in promotions for products, mainly via television, magazines, newspapers and mailing programs, partially offset by a decrease of $54 attributable to a decrease in catalog printing costs. The Wholesale/US Nutrition segment's advertising expenses increased $16,014 primarily due to advertising expenses incurred related to the following brands: OSTEO Bi-Flex®, WORLDWIDE Sport Nutrition®, Sundown® and Flex-a-min®. The Company undertook this initiative to build brand awareness and to retain market share in a difficult environment. The Wholesale/US Nutrition segment's increase was partially offset by decreases in advertising expenses attributable to the Company's other segments. Investments in advertising and sales promotions are part of the Company's strategic effort to increase market share and long-term growth.

        Selling, general and administrative expenses.    Selling, general and administrative expenses were $144,634 in the current fiscal quarter ended March 31, 2005, an increase of $6,340 as compared with $138,294 for the prior comparable period. As a percentage of net sales, selling, general and administrative expenses were 32.6% for the current fiscal quarter ended March 31, 2005 and 31.5% for the prior comparable period. Of the $6,340 increase, $4,509 was attributable to increased payroll costs mainly associated with business acquisitions and general salary increases, $1,988 to increased rent expense and $1,011 to increased real estate taxes associated with additional North American Retail and European Retail stores, as well as newly leased facilities, and to an impairment charge of $650 recorded for the asset held for sale, partially offset by a decrease in freight costs of $1,050 related to decreased sales. The changes in the selling, general and administrative expenses by segment are as follows:

				Percentage Change
	Three months ended March 31,		Dollar Increase (Decrease)
				2005 vs. 2004
	2005	2004	2005 vs. 2004
Wholesale/US Nutrition	$25,748	$25,013	$735	2.9%
North American Retail/Vitamin World	32,520	30,092	2,428	8.1%
European Retail/Holland & Barrett/GNC (UK)	48,579	44,105	4,474	10.1%
Direct Response/Puritan's Pride	12,176	12,572	(396)	-3.1%
Corporate	25,611	26,512	(901)	-3.4%

Total	$144,634	$138,294	$6,340	4.6%

        The European Retail's selling, general and administrative expenses increase of $4,474 includes $1,217 attributable to foreign exchange translation.

        Interest expense.    The major components of interest expense are interest on Senior Subordinated Notes, and interest on the Credit and Guarantee Agreement ("CGA") used for acquisitions, capital expenditures and other working capital needs. Interest expense was $5,881 for the current fiscal quarter ended March 31, 2005, a decrease of $878 compared with interest expense of $6,759 for the prior comparable period. Interest expense decreased due to significant repayments of borrowings under the CGA during fiscal 2004 and the first six months of fiscal 2005. On December 19, 2003, the Company refinanced its Term Loan B outstanding under its July 2003 credit agreement with a new class of Term loan (Term Loan C) on more favorable terms of LIBOR plus 2%. Additionally, on February 13, 2004, the Company had fully repaid Term Loan A under its July 2003 Credit Agreement. Currently, the CGA consists of a $100,000 Revolving Credit Facility (no borrowings were outstanding at March 31, 2005) and a Term Loan C, which had borrowings outstanding of $138,981 at March 31, 2005. Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR, plus applicable margin. At March 31, 2005 the annual borrowing rate for Term Loan C approximated 4.875%.

        Miscellaneous, net.    Miscellaneous, net was $110 for the current fiscal quarter ended March 31, 2005, a decrease of $430, compared to $540 for the prior comparable period. Such decrease was primarily attributable to exchange rate fluctuations ($141), a decrease in rental income ($120) and other miscellaneous decreases ($169).

        Income taxes.    The Company's income tax expense is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business, and the Company's ability to utilize state tax credits that will begin to expire in 2013. Therefore, the Company's overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the current fiscal quarter ended March 31, 2005 was 34.2%, compared to 34.0% for the prior comparable period. The effective income tax rates were less than the U.S. federal statutory tax rate primarily due to the enhanced tax structure of foreign subsidiaries. This tax structure could also continue to impact future fiscal years.

        In October 2004, the American Jobs Creation Act of 2004 (Act) became effective in the U.S. Two provisions of the Act may impact the Company's provision for income taxes in future periods, namely those related to the Qualified Production Activities Deduction (QPA) and Foreign Earnings Repatriation (FER). The QPA will be effective for the Company's U.S. federal tax return year beginning after September 30, 2005. Due to the interaction of the law's provisions as well as the particulars of the Company's tax position, the ultimate effect of the QPA on the Company's future provision for income taxes has not been determined at this time. The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. At this time, the Company has not completed its evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision to the Company and its potential benefit to the Company, if any. The Company intends to complete its evaluation of the FER provision by the end of its current fiscal year ending September 30, 2005.

        Net income.    After income taxes, the Company had net income in the fiscal second quarter ended March 31, 2005 of $20,867 (or basic and diluted earnings per share of $0.31 and $0.30, respectively), and $41,257 (or basic and diluted earnings per share of $0.62 and $0.60, respectively) in the prior comparable period.

        For the six month period ended March 31, 2005 compared to the six month period ended March 31, 2004:

        Net sales.    Net sales for the six month period ended March 31, 2005 were $862,983, compared with $824,647 for the prior comparable period, an increase of $38,336 or 4.6%. The $38,336 increase is comprised of the following:

			Dollar (Decrease) Increase	Percentage Change
	Six months ended March 31,
			2005 vs. 2004	2005 vs. 2004
	2005	2004
Wholesale/US Nutrition	$362,174	$368,620	$(6,446)	-1.7%
North American Retail/Vitamin World	109,359	109,511	(152)	-0.1%
European Retail/Holland & Barrett/ (GNC (UK)	288,870	240,466	48,404	20.1%
Direct Response/Puritan's Pride	102,580	106,050	(3,470)	-3.3%

Total	$862,983	$824,647	$38,336	4.6%

        The Wholesale/US Nutrition division, which markets the Nature's Bounty and Rexall brands, decreased primarily due to negative publicity surrounding Vitamin E and a contraction in the market for low carb related products. The Company continues to adjust shelf space allocation between the Nature's Bounty brand and the Rexall products to provide the best overall product mix and to respond to changing market conditions. These efforts have maintained US Nutrition's position in the mass market. Returns resulted in a reduction to net sales of $22,004 during the six months ended March 31, 2005, a portion of which was associated with these allocations, as well as the decline for low carb related products. US Nutrition continues to leverage valuable consumer sales information obtained from the Company's Vitamin World retail stores and Puritan's Pride direct-response/e-commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales. For the six months ended March 31, 2005 and 2004, two customers of the Wholesale/US Nutrition division represented, individually, more than 10% of the Wholesale/US Nutrition segment's net sales. One of these customers is primarily a supplier to the other customer, therefore changes in the Company's business relationship with either customer would likely result in the loss of most of the net sales to both customers. While no one customer represented individually more than 10% of the Company's consolidated net sales, the loss of either one of these customers could have a material adverse effect on the Wholesale/US Nutrition segment if the Company is unable to replace such customer(s).

        North American Retail net sales remained relatively unchanged from the prior comparable period. The number of customers in the Savings Passport Program increased approximately 1.1 million to 5.6 million customers, as compared to 4.5 million customers at the end of the comparable prior period. Same store sales for stores open more than one year decreased 4.3% (or $4,582) reflecting the difficult specialty retail environment. North American Retail net sales have remained relatively unchanged due to a general sales slow down across the entire specialty market. In addition, as US Nutrition introduces more new products directly to the mass market, the specialty retail market's ability to capitalize on market trends and new products is restricted. The Company expects this trend to continue in the near future. During the six months ended March 31, 2005, Vitamin World opened 11 new stores, closed 11 stores and at the end of the period operated 557 stores. The Company operated 545 Vitamin World stores in the U.S. as of March 31, 2004. On February 25, 2005, the Company acquired Le Naturiste Jean-Marc Brunet, a chain of 103 retail stores located throughout Quebec. Le Naturiste is an Eastern Canadian-based company in the business of developing, packaging, marketing and retailing an in-house range of privately-labeled health and natural products. This acquisition contributed $1,583 in net sales since its acquisition date. At the time of the acquisition and at the end of the period ended March 31, 2005, the Le Naturiste chain operated 99 company-owned stores and 4 franchised stores located throughout Quebec.

        European Retail net sales increases were directly attributable to an increase in same store sales for stores open more than one year of 16.4% (or $38,976). These European Retail net sales results include the positive effect of the exchange rate for the British Pound ($14,277 or 6.0%). Without foreign exchange, the increase in same store sales (for stores open more than one year) was 10.4%. The European Retail division continues to leverage its premier status, high street locations and brand awareness to achieve these results. During the six months ended March 31, 2005, the Company's European Retail division opened 6 new stores and closed 3 stores and at the end of period 605 stores in the U.K., Ireland and the Netherlands were in operation. At March 31, 2004, 599 stores in the U.K., Ireland and the Netherlands were in operation.

        Direct Response/Puritan's Pride net sales decreased as a result of the stagnant market for nutritional supplements, negative publicity surrounding Vitamin E and Puritan's Pride's substantial reduction in pricing. The Company adopted this aggressive pricing strategy to maintain its customer base and to put pressure on competition. Internet orders increased as compared to the prior like period. On-line net sales comprised 26% of this segment's net sales and increased 13.1% in the six months ended March 31, 2005 as compared to the prior comparable period. The Company remains the leader in the direct response and e-commerce sector and continues to increase the number of products available via its catalog and websites.

        Cost of sales.    Cost of sales for the six months ended March 31, 2005 were $438,034 or 50.8% as a percentage of net sales, compared to $406,134, or 49.2% for the prior comparable period. Conversely, consolidated gross profit as a percentage of net sales decreased 1.6% to 49.2% in the six months ended March 31, 2005 as compared to 50.8% for the prior comparable period. Gross profit as a percentage of net sales by segment is as follows:

	Gross profit by segment
			Percentage Change
	Six months ended March 31,
			2005 vs. 2004
	2005	2004
Wholesale/US Nutrition	34.3%	38.4%	-4.1%
North American Retail/Vitamin World	54.0%	60.2%	-6.2%
European Retail/Holland & Barrett/GNC (UK)	62.7%	60.8%	1.9%
Direct Response/Puritan's Pride	59.1%	61.1%	-2.0%

Total	49.2%	50.8%	-1.6%

        The Wholesale/US Nutrition segment's gross profit decreased 4.1% to 34.3% from 38.4% as a percentage of net sales, primarily due to an increase in sales incentives and promotion costs which are classified as reductions to gross sales and due to a contraction in the market for low carb related products. There were $22,004 in returns, a portion of which were associated with the contraction in the low carb related product market, and contributed in part to the 4.1% decrease in gross margin. In addition, US Nutrition's gross profit was also affected by changes in product mix and sales incentive programs. The North American Retail gross profit decreased 6.2% to 54.0% from 60.2% as a percentage of net sales, primarily due to heavy discounts offered in order to maintain market share. The European Retail gross profit increased 1.9% to 62.7% from 60.8%, as a percentage of net sales, primarily due to different promotional programs in effect this period as compared to the prior comparable period. Direct Response/Puritan's Pride gross profit decreased 2.0% to 59.1% from 61.1% as a percentage of net sales primarily due to aggressive pricing strategy and promotions.

        Catalog printing, postage, and promotion.    Total catalog printing, postage, and promotion expenses for the six months ended March 31, 2005 and 2004 were as follows:

				Percentage Change
	Six months ended March 31,		Dollar Increase (Decrease)
				2005 vs. 2004
	2005	2004	2005 vs. 2004
Advertising, promotions, catalogs	$49,232	$33,037	$16,195	49.0%
Catalog printing and mailing	6,066	6,422	(356)	-5.5%

Total	$55,298	$39,459	$15,839	40.1%

        As a percentage of net sales, catalog printing, postage and promotion expenses were 6.4% for the six months ended March 31, 2005 as compared to 4.8% for the prior comparable period. Of the $15,839 increase, $16,195 was attributable to an increase in promotions for products, mainly via television, magazines, newspapers and mailing programs, partially offset by a decrease of $356 attributable to a decrease in catalog printing costs. The Wholesale/US Nutrition segment's advertising expenses increased $18,893 primarily due to advertising expenses incurred related to the following brands: OSTEO Bi-Flex®, WORLDWIDE Sport Nutrition®, Sundown® and Flex-a-min®. The Company undertook this initiative to build brand awareness and to retain market share in a difficult environment. The Wholesale/US Nutrition segment's increase was partially offset by decreases in advertising expenses attributable to the Company's other segments. Investments in advertising and sales promotions are part of the Company's strategic effort to increase market share and long-term growth.

        Selling, general and administrative expenses.    Selling, general and administrative expenses were $283,036 in the six months ended March 31, 2005, an increase of $14,371 as compared with $268,665 for the prior comparable period. As a percentage of net sales, selling, general and administrative expenses were 32.8% for the six months ended March 31, 2005 and 32.6% for the prior comparable period. Of the $14,371 increase, $7,829 was attributable to increased payroll costs mainly associated with business acquisitions and general salary increases, $4,303 to increased rent expense and $2,036 to increased real estate taxes associated with additional North American Retail and European Retail stores, as well as newly leased facilities, $2,596 to increased insurance costs mainly associated with an increase in general insurance rates, $1,344 to increased freight costs mainly resulting from the Company's efforts to generate faster product delivery to customers and to an impairment charge of $1,908 recorded for the asset held for sale, partially offset by a gain on sale of business assets of $1,999 and a decrease in commissions of $1,742. The changes in the selling, general and administrative expenses by segment are as follows:

				Percentage Change
	Six months ended March 31,		Dollar Increase (Decrease)
				2005 vs. 2004
	2005	2004	2005 vs. 2004
Wholesale/US Nutrition	$49,847	$51,084	$(1,237)	-2.4%
North American Retail/Vitamin World	63,334	60,123	3,211	5.3%
European Retail/Holland & Barrett/GNC (UK)	96,565	85,675	10,890	12.7%
Direct Response/Puritan's Pride	22,125	21,193	932	4.4%
Corporate	51,165	50,590	575	1.1%

Total	$283,036	$268,665	$14,371	5.3%

        The European Retail's selling, general and administrative expenses increase of $10,890 includes $5,068 attributable to foreign exchange translation.

        Interest expense.    The major components of interest expense are interest on Senior Subordinated Notes, and interest on the Credit and Guarantee Agreement ("CGA") used for acquisitions, capital expenditures and other working capital needs. Interest expense was $11,573 for the six months ended March 31, 2005, a decrease of $1,991 compared with interest expense of $13,564 for the prior comparable period. Interest expense decreased due to significant repayments of borrowings under the CGA during fiscal 2004 and the first six months of fiscal 2005. On December 19, 2003, the Company refinanced its Term Loan B outstanding under its July 2003 credit agreement with a new class of Term loan (Term Loan C) on more favorable terms of LIBOR plus 2%. Additionally, on February 13, 2004, the Company had fully repaid Term Loan A under its July 2003 Credit Agreement. Currently, the CGA consists of a $100,000 Revolving Credit Facility (no borrowings were outstanding at March 31, 2005) and a Term Loan C, which had borrowings outstanding of $138,981 at March 31, 2005. Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR, plus applicable margin. At March 31, 2005 the annual borrowing rate for Term Loan C approximated 4.875%.

        Miscellaneous, net.    Miscellaneous, net was $2,101 for the six months ended March 31, 2005, an increase of $54, compared to $2,047 for the prior comparable period. Such increase was primarily attributable to exchange rate fluctuations ($211) and an increase in investment income ($188), offset by other miscellaneous decreases ($345).

        Income taxes.    The Company's income tax expense is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business, and the Company's ability to utilize state tax credits that will begin to expire in 2013. Therefore, the Company's overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the six months ended March 31, 2005 was 34.2%, compared to 34.4% for the prior comparable period. The effective income tax rates were less than the U.S. federal statutory tax rate primarily due to the enhanced tax structure of foreign subsidiaries. This tax structure could also continue to impact future fiscal years.

        In October 2004, the American Jobs Creation Act of 2004 (Act) became effective in the U.S. Two provisions of the Act may impact the Company's provision for income taxes in future periods, namely those related to the Qualified Production Activities Deduction (QPA) and Foreign Earnings Repatriation (FER). The QPA will be effective for the Company's U.S. federal tax return year beginning after September 30, 2005. Due to the interaction of the law's provisions as well as the particulars of the Company's tax position, the ultimate effect of the QPA on the Company's future provision for income taxes has not been determined at this time. The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. At this time, the Company has not completed its evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision to the Company and its potential benefit to the Company, if any. The Company intends to complete its evaluation of the FER provision by the end of its current fiscal year ending September 30, 2005.

        Net income.    After income taxes, the Company had net income for the six months ended March 31, 2005 of $50,760 (or basic and diluted earnings per share of $0.76 and $0.73, respectively), and $64,902 (or basic and diluted earnings per share of $0.97 and $0.94, respectively) in the prior comparable period.

Seasonality:

        Although the Company believes that its business is not seasonal in nature, historically, the Company has experienced, and expects to continue to experience, a substantial variation in its net sales and operating results from quarter to quarter. The Company believes that the factors which influence this variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements, the timing of the Company's introduction of new products, promotional program incentives offered to customers, the timing of catalog promotions, the level of consumer acceptance of each new product, the seasonality of the markets in which the Company participates, and actions of competitors. Accordingly, a comparison of the Company's results of operations from consecutive periods is not necessarily meaningful, and the Company's results of operations for any period are not necessarily indicative of future performance. Additionally, the Company may experience higher net sales in a quarter depending upon when it has engaged in significant promotional activities.

Liquidity and Capital Resources:

        The Company's primary sources of liquidity and capital resources are cash generated from operations. The Company also has a $100,000 Revolving Credit Facility maintained by the Company under its Credit & Guarantee Agreement ("CGA"). Please see below for further discussion regarding the Company's CGA. A stand-by letter of credit of $36 was outstanding under the revolving credit facility at March 31, 2005. The Company's principal uses of cash have been to finance working capital, facility expansions, capital expenditures and debt service requirements. The Company anticipates these uses will continue to be its principal uses of cash in the future.

        The following table sets forth, for the periods indicated, the Company's net cash flows provided by (used in) operating, investing and financing activities, its period-end cash and cash equivalents and other operating measures:

	For the six months ended March 31,
	2005	2004
Cash flow provided by operating activities	$54,077	$113,856
Cash flow used in investing activities	$(21,066)	$(17,675)
Cash flow used in financing activities	$(17,962)	$(98,439)
Cash and cash equivalents at end of period	$38,268	$54,709
Days sales outstanding	63	60
Inventory turnover	2.09	2.61

        As of March 31, 2005, working capital was $411,987, compared with $359,847 as of September 30, 2004, an increase of $52,140. The increase in working capital was primarily due to increases in current assets including cash and inventories, offset partially by a decrease in accounts receivable, prepaid and other current assets and an increase in accrued expenses. Accounts receivable decreased due to lower sales volume and increased collections. The annualized number of average days' sales outstanding (on wholesale net sales) at March 31, 2005, was 63 days, compared with 60 days at March 31, 2004. Inventory levels have increased to ensure supply of scarce ingredients for the Company's joint care products, including Osteo Bi-Flex®, Flex-a-Min® and Knox NutraJoint®, as well as to ensure adequate raw material supplies for other popular items in short supply. The annualized inventory turnover rate was approximately 2.09 times during the six month period ended March 31, 2005 compared with 2.61 times during the prior comparable period. Prepaid and other current assets decreased primarily due to the normal amortization of prepaid insurance costs (annual policy begins in July). The increase in accrued liabilities was due primarily to an increase in accrued inventory purchases of $13,442, as well as an increase in income taxes payable of $6,735.

        The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. Cash and cash equivalents totaled $38,268 and $21,751 at March 31, 2005 and September 30, 2004, respectively. At March 31, 2005, essentially all of the Company's cash and cash equivalents were held by its foreign subsidiaries.

These funds are subject to U.S. income taxation on repatriation to the U.S. The Company is currently assessing the impact of the one-time favorable foreign dividend provisions recently enacted as part of the American Jobs Creation Act of 2004. The Company currently repatriates all earnings from its foreign subsidiaries. The Company generated cash from operating activities of $54,077 and $113,856 during the six month periods ended March 31, 2005 and 2004, respectively. The overall decrease in cash from operating activities during the six month period ended March 31, 2005 as compared to the prior comparable period was mainly attributable to decreased net income and non-cash charges, as well as changes in operating assets and liabilities discussed above.

        Cash used in investing activities was $21,066 and $17,675 during the six month periods ended March 31, 2005 and 2004, respectively. During the six month period ended March 31, 2005, cash flows used in investing activities consisted primarily of the purchase of property, plant and equipment ($21,605) and cash paid for acquisitions, net of cash acquired ($5,327), offset by proceeds from the sale of business assets ($5,766), proceeds from the sale of property, plant and equipment ($70) and proceeds from the sale of a trademark ($30). During the six month period ended March 31, 2004 cash flows used in investing activities consisted primarily of the purchase of property, plant and equipment ($21,916), offset by proceeds from the sale of investment in bonds ($4,158) and proceeds from sale of property, plant and equipment ($83).

        Net cash used in financing activities was $17,962 and $98,439 during the six months ended March 31, 2005 and 2004, respectively. For the six month period ended March 31, 2005 cash flows used in financing activities related to principal payments under long-term debt agreements ($17,977) and purchase of treasury stock ($176), offset by proceeds from the exercise of stock options ($191). Cash used in financing activities during the six month period ended March 31, 2004 related to principal payments under long-term debt agreements ($98,027) and payments for financing fees ($500), offset by proceeds from the exercise of stock options ($88).

        The Company believes its sources of cash will be sufficient to fund its operations and meet its cash requirements to satisfy its working capital needs, capital expenditure needs, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months. The Company's ability to fund these requirements and comply with financial covenants under its debt agreements will depend on its future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond the Company's control. In addition, as part of the Company's strategy, it may pursue acquisitions and investments that are complementary to its business. Any material future acquisitions or investments will likely require additional capital and therefore, the Company cannot predict or assure that additional funds from existing sources will be sufficient for such future events.

        EBITDA:    EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Since EBITDA is not a measure of performance calculated in accordance with U.S. generally accepted accounting principles ("GAAP"), it should not be considered in isolation of, or as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP, such as operating income, net income and cash flows from operating activities. In addition, the Company's definition of EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

        The Company's management uses EBITDA as a supplementary non-GAAP liquidity measure to allow the Company to evaluate its operating units cash-generating ability to fund income tax payments,

corporate overhead, capital expenditures and increases in working capital. EBITDA is also used by management to allocate resources for growth among its segments, to evaluate the Company's ability to service its debt and to raise capital for growth opportunities, including acquisitions. Under the Company's credit arrangements, a number of covenants must be met, including, but not limited to, a minimum fixed charge coverage ratio, a minimum consolidated interest coverage ratio and a maximum leverage ratio. EBITDA is a factor utilized in calculating all of the ratios mentioned. The specific covenants and related definitions can be found in the CGA, of which has been previously filed with the Securities and Exchange Commission. Covenants contained in the CGA are based on what the Company refers to herein as "EBITDA". In addition, the Company uses EBITDA as a supplemental non-GAAP liquidity measure in financial presentations to the Company's Board of Directors, shareholders, various banks participating in the Company's Credit Facility, note holders and Bond Rating agencies, among others to assist them in their evaluation of the Company's cash flow. The Company uses EBITDA in conjunction with traditional GAAP liquidity measures as part of its overall assessment and therefore does not place undue reliance on EBITDA as its only measure of cash flow. The Company believes EBITDA is useful for both the Company and investors as it is a commonly used analytical measurement for assessing a company's cash flow ability to service and/or incur additional indebtedness, which eliminates the impact of certain non-cash items such as depreciation and amortization. EBITDA has historically been used by the Company's lenders to measure compliance with certain financial debt covenants, and the Company believes that EBITDA provides a meaningful measure of liquidity and the Company's ability to service its long-term debt and other fixed obligations. The Company believes that EBITDA is specifically relevant to the Company due to the Company's leveraged position as well as the common use of EBITDA as a liquidity measure within the Company's industries by lenders, investors, others in the financial community and peer group companies. The Company has included EBITDA as a supplemental liquidity measure, which should be evaluated by investors in conjunction with the traditional GAAP liquidity measures discussed earlier in this Liquidity and Capital Resources section for a complete evaluation of the Company's cash flow.

        The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA:

	For the three months ended March 31,		For the six months ended March 31,
	2005	2004	2005	2004
Net cash provided by operating activities	$17,174	$86,636	$54,077	$113,856
Interest expense	5,881	6,759	11,573	13,564
Income tax provision	10,846	21,254	26,383	33,970
Working capital and other liabilities	20,511	(26,185)	27,912	(12,965)
Other	(2,306)	(3,115)	(2,102)	(4,731)

EBITDA	$52,106	$85,349	$117,843	$143,694

        The Company's management also uses EBITDA as a supplementary non-GAAP operating performance measure to assist with its overall evaluation of Company and its segment's operating performance. EBITDA has certain material limitations as follows:

  •
  It does not include interest expense. Because the Company borrowed money to finance its operations, interest expense is a necessary and ongoing part of its costs and has assisted in generating revenue. Therefore, any measure that excludes interest has material limitations.

  •
  It does not include taxes. Because the payment of taxes is a necessary and ongoing part of operations, any measure that excludes taxes has material limitations.

  •
  It does not include depreciation and amortization expense. Because the Company uses capital assets, depreciation and amortization expense is a necessary element of costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations.

        Management believes the presentation of EBITDA is relevant and useful because EBITDA is a measurement industry analysts utilize when evaluating the Company and its segment's operating performance. Management provides this non-GAAP measurement as a way to help investors understand its core segment operating performance, to enhance comparisons of the Company and its segment's core operating performance from period to period and to allow comparisons of the Company and its segment's operating performance to that of its competitors. Since the Company has historically reported non-GAAP segment results to the investment community, it believes the inclusion of non-GAAP numbers provides consistency in financial reporting. Additionally, management uses EBITDA for purposes of reviewing the results of operations for planning and forecasting certain segment operations in future periods as well as being the primary measure used by the Company's chief decision maker to evaluate the ongoing performance of its segments and reporting units. EBITDA does not represent cash flow from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered an alternative to net income under GAAP for purposes of evaluating the results of operations.

        An investor or potential investor may find any one or all of these items important in evaluating the Company's performance, results of operations, financial position and liquidity. Management compensates for the limitations of using non-GAAP financial measures by using them only to supplement the Company's U.S. GAAP results to provide a more complete understanding of the factors and trends affecting business.

        EBITDA by segment was calculated as follows:

Reconciliation of GAAP Measures to Non-GAAP Measures
(Unaudited)

	THREE MONTHS ENDED MARCH 31, 2005
	Pretax income (loss)	Depreciation and amortization	Interest	EBITDA
Wholesale/US Nutrition	$12,376	$2,461	$—	$14,837
North American Retail/Vitamin World	(4,549)	1,838	—	(2,711)
European Retail/Holland & Barrett/GNC (UK)	40,080	3,094	—	43,174
Direct Response/Puritan's Pride	15,269	1,293	—	16,562

Segment Results	63,176	8,686	—	71,862
Corporate	(31,463)	5,826	5,881	(19,756)

Total	$31,713	$14,512	$5,881	$52,106

	THREE MONTHS ENDED MARCH 31, 2004
	Pretax income (loss)	Depreciation and amortization	Interest	EBITDA
Wholesale/US Nutrition	$40,999	$2,764	$—	$43,763
North American Retail/Vitamin World	1,193	3,027	—	4,220
European Retail/Holland & Barrett/GNC (UK)	29,683	3,394	—	33,077
Direct Response/Puritan's Pride	23,418	1,393	—	24,811

Segment Results	95,293	10,578	—	105,871
Corporate	(32,782)	5,501	6,759	(20,522)

Total	$62,511	$16,079	$6,759	$85,349

Reconciliation of GAAP Measures to Non-GAAP Measures
(Unaudited)

	SIX MONTHS ENDED MARCH 31, 2005
	Pretax income (loss)	Depreciation and amortization	Interest	EBITDA
Wholesale/US Nutrition	$36,098	$4,955	$—	$41,053
North American Retail/Vitamin World	(7,683)	3,610	—	(4,073)
European Retail/Holland & Barrett/GNC (UK)	80,348	6,428	—	86,776
Direct Response/Puritan's Pride	29,146	2,582	—	31,728

Segment Results	137,909	17,575	—	155,484
Corporate	(60,766)	11,552	11,573	(37,641)

Total	$77,143	$29,127	$11,573	$117,843

	SIX MONTHS ENDED MARCH 31, 2004
	Pretax income (loss)	Depreciation and amortization	Interest	EBITDA
Wholesale/US Nutrition	$71,007	$5,442	$—	$76,449
North American Retail/Vitamin World	1,389	6,186	—	7,575
European Retail/Holland & Barrett/GNC (UK)	55,982	5,900	—	61,882
Direct Response/Puritan's Pride	32,686	2,808	—	35,494

Segment Results	161,064	20,336	—	181,400
Corporate	(62,192)	10,922	13,564	(37,706)

Total	$98,872	$31,258	$13,564	$143,694

        Debt Agreements:    The Company maintains Senior Secured Credit Facilities under its Credit and Guarantee Agreement ("CGA") which consist of a $100,000 Revolving Credit Facility (no borrowings were outstanding at March 31, 2005) and a Term Loan C, which had borrowings outstanding of $138,981 at March 31, 2005. A stand-by letter of credit of $36 was outstanding under the revolving credit facility at March 31, 2005. The revolving credit facility and Term Loan C are scheduled to mature on the earlier of (i) fifth anniversary of the closing date for the Revolving Credit Facility and the sixth anniversary date for Term Loan C; or (ii) March 15, 2007 if the Company's 8 5/8% senior subordinated Notes due September 15, 2007 are still outstanding. Virtually all of the Company's assets are collateralized under the new CGA. Under the CGA, the Company is obligated to maintain various financial ratios and covenants that are typical for such facilities.

        Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR, plus applicable margin. The Term Loan C is charged interest at LIBOR plus 2% and at March 31, 2005 the borrowing rate for Term Loan C approximated 4.875% per annum. The Company is required to pay a commitment fee, which varies between .25% and .50% per annum, depending on the Company's ratio of debt to EBITDA, on any unused portion of the revolving credit facility. The Company is required to make quarterly principal installments under Term Loan C of approximately $393. The Term Loan C also requires the last four quarterly principal installments to be balloon payments of approximately $33,469 beginning September 30, 2008. The current principal portion of Term Loan C at March 31, 2005 was $1,571. Utilizing the Company's current borrowing rate of 4.875% at March 31, 2005, the estimated interest to be paid over the remaining life of Term Loan C approximates $26,158. Of such amount, interest of approximately $6,845 is expected to be paid within the next twelve months. Since the interest rate on this debt is variable, the expected interest to be paid over the term of this loan is subject to revision as interest rates change. The interest rate charged for the Term Loan C is reset quarterly and is equal to the 3-month LIBOR rate plus 2%.

        In 1997, the Company issued $150,000 of 8 5/8% senior subordinated Notes ("Notes") due in 2007. The Notes are unsecured and subordinated in right of payment to all existing and future indebtedness of the Company, including the CGA. Interest payments relating to such debt approximates $12,938 per annum.

        The Company's credit arrangements, generally the indenture governing the Notes ("Indenture") and the new CGA, impose certain restrictions on the Company and its subsidiaries regarding capital expenditures and limit the Company's ability to do any of the following: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions are subject to certain limitations and exclusions. Please refer to the Company's 10-K for further discussion of the Company's dividend restrictions.

        Under the Company's credit arrangements, a number of covenants must be met, including, but not limited to, a minimum fixed charge coverage ratio, a minimum consolidated interest coverage ratio and a maximum leverage ratio. According to the CGA, EBITDA is defined as the sum of net income plus interest, taxes, depreciation and amortization. EBITDA is a factor utilized in calculating all of the ratios mentioned. The specific covenants and related definitions can be found in the CGA, of which has been previously filed with the Securities and Exchange Commission. Covenants contained in the CGA are based on what the Company refers to herein as "EBITDA".

        In addition, a default under certain covenants in the Indenture and the CGA, respectively, could result in the acceleration of the Company's payment obligations under the CGA and the Indenture, as the case may be, and, under certain circumstances, in cross-defaults under other debt obligations. Any such defaults may have a negative effect on the Company's liquidity.

  A summary of contractual cash obligations as of March 31, 2005 is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt(a)	$291,857	$2,021	$153,703	$135,395	$738
Operating leases	475,618	80,261	133,479	97,874	164,004
Purchase commitments	162,972	162,972	—	—	—
Capital commitments	33,537	33,537	—	—	—
Employment and consulting agreements	4,604	2,849	1,755	—	—
Stand-by letter of credit	36	36	—	—	—

Total contractual cash obligations	$968,624	$281,676	$288,937	$233,269	$164,742

(a)
Such amounts exclude interest payments. Utilizing the Company's current borrowing rate of 4.875% at March 31, 2005, the estimated interest to be paid over the remaining life of Term Loan C approximates $26,158. Of such amount, interest of approximately $6,845 is expected to be paid within the next twelve months. Since the interest rate on this debt is variable, the expected interest to be paid over the term of this loan is subject to revision as interest rates change. Interest payments relating to the Notes approximate $12,938 per annum.

        The Company conducts retail operations under operating leases, which expire at various dates through 2029. Some of the leases contain renewal options and provide for contingent rent based upon sales plus certain tax and maintenance costs. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year are noted in the above table. In connection with a February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants expressing its views of existing accounting literature related to lease accounting, the Company has completed a review of its lease accounting policies. As a result of this review, no adjustments were required to be recorded to the consolidated financial statements.

        The Company was committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $162,972 at March 31, 2005. Such purchase orders are generally cancelable at the discretion of the Company until the order has been shipped, but require repayment of all expenses incurred through the date of cancellation. During the six months ended March 31, 2005 one supplier individually represented greater than 10% of the Company's raw material purchases. Due to numerous alternative suppliers available, the Company does not believe that the loss of this or any other single supplier would have a material adverse effect on the Company's consolidated financial condition or results of operations.

        The Company had approximately $8,545 in open capital commitments at March 31, 2005, primarily related to manufacturing equipment as well as to computer hardware and software. Also, the Company has a $13,446 commitment to build a new distribution facility and an $11,546 commitment for an expansion of its soft-gel facility, both of which are expected to be completed within one year.

        The Company has employment agreements with two of its executive officers. The agreements, entered into in October 2002, each have a term of five years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and change in control of the Company. The annual commitment for salaries to these two officers as of March 31, 2005 was approximately $1,170. In addition, five members of Holland & Barrett's ("H&B") senior executive staff have service contracts terminable by the Company upon twelve months' notice. The aggregate commitment for such H&B executive staff as of March 31, 2005 was approximately $1,341.

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

Inflation:

        Inflation affects the cost of raw materials, goods and services used by the Company. In recent years, inflation has been modest. However, high oil costs can affect the cost of all raw materials and components. The competitive environment somewhat limits the ability of the Company to recover higher costs resulting from inflation by raising prices. Although the Company cannot precisely determine the effects of inflation on its business, it is management's belief that the effects on revenues and operating results have not been significant. The Company seeks to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. The Company does not believe that inflation has had a material impact on its results of operations for the periods presented, except with respect to payroll-related costs, insurance premiums, and other costs arising from or related to government imposed regulations.

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

        At March 31, 2005, credit ratings were as follows:

Credit Rating Agency	Notes	CGA	Overall
Standard and Poors	B+	BB	BB
Moody's	B1	Ba2	—

        Both credit agencies' ratings remained unchanged from the prior period.

New accounting developments:

        In October 2004, the American Jobs Creation Act of 2004 ("Act") became effective in the U.S. Two provisions of the Act may impact the Company's provision for income taxes in future periods, namely those related to the Qualified Production Activities Deduction ("QPA") and Foreign Earnings Repatriation ("FER").

  •
  The QPA will be effective for the Company's U.S. federal tax return year beginning after September 30, 2005. In summary, the Act provides for a percentage deduction of earnings from qualified production activities, as defined, commencing with an initial deduction of 3 percent for tax years beginning in 2005 and increasing to 9 percent for tax years beginning after 2009. However, the Act also provides for the phased elimination of the Extraterritorial Income Exclusion provisions of the Internal Revenue Code, which have previously resulted in tax benefits to the Company. Due to the interaction of the provisions noted above as well as the particulars of the Company's tax position, the ultimate effect of the QPA on the Company's future provision for income taxes has not been determined at this time. The Financial Accounting Standards Board ("FASB") issued FASB Staff Position FAS 109-1, Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, ("FSP 109-1") in December 2004. FSP 109-1 requires that tax benefits resulting from the QPA should be recognized no earlier than the year in which they are reported in the entity's tax return, and that there is to be no revaluation of recorded deferred tax assets and liabilities as would be the case had there been a change in an applicable statutory rate.

  •
  The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the Act. In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). FSP 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. At this time, the Company has not completed its evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision to the Company and its potential benefit to the Company, if any. The Company intends to complete its evaluation of the FER provision by the end of its current fiscal year ending September 30, 2005.

        In November 2004, the FASB issued Statement of Financial Accounting Standard (SFAS") No. 151, "Inventory Costs" an amendment of Accounting Research Bulletin ("ARB") No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Companies are required to adopt the provisions of this Statement for fiscal years beginning after June 15, 2005. The Company will adopt SFAS 151 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations as such costs have historically been expensed as incurred.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. The Company does not anticipate that the adoption of SFAS 153 will have a significant impact on the Company's consolidated financial position or results of operations.

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

ITEM 3:

NBTY, INC. and SUBSIDIARIES
QUANTITATIVE and QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
(In thousands)

Quantitative and Qualitative Disclosures About Market Risk:

        The Company is subject to currency fluctuations, primarily with respect to the British Pound and the Euro, and interest rate risks that arise from normal business operations. The Company regularly assesses these risks. As of March 31, 2005, the Company had not entered into any hedging transactions.

        The Company has subsidiaries whose operations are denominated in foreign currencies (primarily the British Pound and the Euro). The Company consolidates the earnings of its international subsidiaries by converting them into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" (SFAS 52). The statements of income of the Company's international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the remeasurement of these foreign currencies denominated transactions results in increased net sales, operating expenses and net income. Similarly, the Company's net sales, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.

        The U.S. dollar volume of net sales denominated in foreign currencies was approximately $293,975, or 34.1% of total net sales, for the six months ended March 31, 2005. During the six months ended March 31, 2005, the U.S. dollar weakened approximately 6% against the foreign currencies, as compared to the prior year comparable period, resulting in an increase in net sales of approximately $14,519 and an increase in operating income of approximately $2,922 for the six months ended March 31, 2005. The related impact on basic and diluted earnings per share was $0.02 for the same period. The Company estimates that a 10% change in the average foreign currencies exchange rates would have impacted the Company's operating income by approximately $4,900.

        To manage the potential loss arising from changing interest rates and its impact on long-term debt, the Company's policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments.

        The Company is exposed to changes in interest rates on its floating rate CGA and fixed rate Notes. At March 31, 2005 and September 30, 2004, based on a hypothetical 10% decrease in interest rates related to the Company's fixed rate Notes, the Company estimates that the fair value of its fixed rate debt would have increased by approximately $2,500 and $2,800, respectively. At March 31, 2005 and September 30, 2004, the Company had borrowings outstanding under its CGA of $138,981 and $155,531, respectively. A hypothetical 10% change in interest rates would not have a material effect on the Company's consolidated pretax income or cash flow.

ITEM 4:

NBTY, INC. and SUBSIDIARIES
CONTROLS AND PROCEDURES

Controls and Procedures

        The Company's chief executive officer and chief financial officer have concluded, based on their respective evaluations as of the end of the period covered by this Report, that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective for recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, the information required to be disclosed in the reports filed by the Company under the Exchange Act. There were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

NBTY, INC. and SUBSIDIARIES
PART II OTHER INFORMATION

Item 1.    Legal Proceedings

Nutrition Bars

        Rexall Sundown, Inc. and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. The Company has defended vigorously this action. During this quarter, the court vacated the March 15, 2005 trial date. The court will hold a status conference on July 6, 2005 and may set a new trial date at that time. Based upon the information available at this time, the Company believes that its accrual is adequate for the exposure in the nutrition bar litigation. However, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

Shareholder Litigation

        During the period from June 24, 2004 through September 3, 2004, six separate shareholder class actions were filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of New York ("Eastern District"), on behalf of shareholders who purchased shares of the Company's common stock between February 9, 2004 and July 22, 2004 (the potential "Class Period"). The actions allege that the Company failed to disclose material facts during the Class Period that resulted in a decline in the price of the Company's stock after June 16, 2004 and July 22, 2004, respectively. The Court consolidated the six class actions in March 2005, and appointed lead plaintiffs and lead counsel for the plaintiffs. Newly appointed lead plaintiffs filed a consolidated complaint alleging a Class Period from November 10, 2003 to July 22, 2004. The Company, its officers and directors intend to file a motion to dismiss the action.

        In addition to the shareholder class action, two shareholder derivative actions were filed in the Eastern District, on July 9, 2004 and August 26, 2004, respectively, against certain officers and directors of the Company, with the Company named as a nominal defendant. The two derivative actions, which were consolidated, were predicated upon the allegations set forth in the shareholder class actions and allege improper sales of Company shares by certain officers and directors. On December 27, 2004, the court granted the Company's motion to dismiss this complaint. The plaintiffs have filed an appeal.

        An additional shareholder derivative action was filed on October 7, 2004 in the Supreme Court of the State of New York, Suffolk County, alleging breaches of fiduciary duties by individual directors and officers of the Company, with the Company named as a nominal defendant. The derivative claims are predicated upon the same allegations as in the dismissed Eastern District consolidated derivative action and upon claims arising from the acquisition by the Company of Rexall in July 2003. The New York derivative action is currently stayed by agreement of the parties. The Company and its named officers and directors intend to file a motion to dismiss or further stay the New York derivative action at the appropriate procedural time.

        Also, a purported shareholder of the Company delivered a demand that the Board of Directors of the Company commence a civil action against certain officers and directors of the Company based on certain of the allegations described above. The Board of Directors of the Company, based on the investigation and recommendation of a special committee of the Board, determined not to commence any such lawsuit. On or about April 28, 2005, a second derivative action was filed in the Supreme Court of the State of New York, Suffolk County, by this purported shareholder alleging wrongful rejection of his demand and breaches of fiduciary duties by some of the individual directors and officers of the Company, with the Company named as a nominal defendant. This derivative complaint is predicated upon the same allegations as the dismissed Eastern District consolidated derivative action. The Company and its named officers and directors intend to file a motion to dismiss or stay this state-court derivative action.

        The Company and the named officers and directors believe that these suits are without merit and intend to defend vigorously these actions. Given the early stages of the above proceedings, however, no determination can be made at this time as to the final outcome of these actions, nor can their materiality be accurately ascertained. The Company maintains policies of directors' and officers' professional liability insurance.

Regulatory Matters

        In June 2003, the Company received a letter of inquiry from the FTC concerning the Company's marketing of a certain weight loss product, as well as the marketing of Royal Tongan Limu dietary supplement by a subsidiary of the Company, Dynamic Essentials (DE), Inc. ("DEI"). The Company ceased all DEI operations and terminated all DEI employees in September 2003. In March 2005, FTC Staff recommended to the FTC Commissioners that a civil penalty action should be brought against the Company alleging the Company's violation of its 1995 FTC consent decree. The Company has discussed the FTC Staff's recommendation with the FTC Commissioners. The Company has been informed that the matter will be referred to the Department of Justice, where the discussions will continue. Based upon the information available at this time, the Company believes that its accrual is adequate for the exposure in this matter. However, no determination can be made at this time as to the final outcome of this matter, nor can its materiality be accurately ascertained.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        The following propositions were approved on February 7, 2005, at NBTY, Inc.'s Annual Meeting of Stockholders:

        Proposition 1: Re-elected Directors to serve until the 2008 Annual Meeting.

	Votes for	Votes against	Total Votes
Scott Rudolph	59,939,054	3,314,597	63,253,651
Peter J. White	60,120,243	3,133,408	63,253,651
Murray Daly	60,671,803	2,581,848	63,253,651

        Proposition 2: Ratified the appointment of Deloitte & Touche LLP as independent certified public accountants to audit the consolidated financial statements of the Company for the 2005 fiscal year.

Votes for	Votes against	Votes Abstain	Total Votes
61,766,037	1,436,377	51,237	63,253,651

Item 6.    Exhibits and Reports on Form 8-K

  a.
  Exhibits

3.1	Restated Certificate of Incorporation of NBTY, Inc., as amended(1)
3.2	Amended and Restated By-Laws of NBTY, Inc.(2)
4.1	Indenture, dated as of September 23, 1997, between NBTY, Inc. and IBJ Schroder Bank & Trust Company, as Trustee, relating to $150,000,000 in aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2007, Series A and Series B(1)
10.1	Employment Agreement, effective October 1, 2002, by and between NBTY, Inc. and Scott Rudolph(3)
10.2	Employment Agreement, effective October 1, 2002, by and between NBTY, Inc. and Harvey Kamil(3)
10.3	Executive Consulting Agreement, effective January 1, 2002, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(3)
10.4	First Amendment to Executive Consulting Agreement, effective January 1, 2003, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(2)
10.5	Second Amendment to Executive Consulting Agreement, effective January 1, 2004, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(8)
10.6	NBTY, Inc. Employees' Stock Ownership Plan, dated December 28, 1999(3)
10.7	Amendment to the NBTY, Inc. Employees' Stock Ownership Plan, effective January 1, 2000(3)
10.8	NBTY, Inc. Year 2000 Incentive Stock Option Plan(4)
10.9	NBTY, Inc. Year 2002 Stock Option Plan(5)

10.10	Credit Agreement dated as of July 24, 2003 among NBTY, Inc., as Borrower, The Several Lenders from Time to Time Parties Thereto, JPMORGAN CHASE BANK, as Administrative Agent and Collateral Agent, and FLEET NATIONAL BANK, as Syndication Agent(2)
10.11	Guarantee and Collateral Agreement made by NBTY, Inc. and the other Grantors party hereto in favor of JPMORGAN CHASE BANK, as Administrative Agent dated as of July 24, 2003(2)
10.12	Rexall Sundown, Inc. Purchase Agreement, dated as of June 9, 2003, among Royal Numico N.V., Numico USA and NBTY, Inc.(6)
10.13	Amendment and Restatement of July 24, 2003 Credit Agreement, dated as of December 19, 2003(7)
10.14	2005 Salary and Bonuses for Executive Officers of NBTY, Inc.(9)
10.15	Third Amendment to Executive Consulting Agreement, effective January 1, 2005, by and between NBTY, Inc. and Rudolph Management Associates, Inc.*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

(1)
Incorporated by reference to NBTY, Inc.'s Registration Statement on Form S-4, filed on November 5, 1997 (Registration No. 333-39527).

(2)
Incorporated by reference to NBTY, Inc.'s Form 10-K for the fiscal year ended September 30, 2003 filed on December 16, 2003 (File #0-10666).

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

(6)
Incorporated by reference to NBTY, Inc.'s Form 8-K filed on August 5, 2003 (File #001-31788).

(7)
Incorporated by reference to NBTY, Inc.'s Form 8-K filed on December 23, 2003 (File #001-31788).

(8)
Incorporated by reference to NBTY, Inc.'s Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004 (File #001-31788).

(9)
Incorporated by reference to NBTY, Inc.'s Form 8-K filed on February 11, 2005 (File #001-31788).

  b.
  Reports on Form 8-K during the quarter ended March 31, 2005.

  •
  On January 24, 2005, the Company filed a current report on Form 8-K to accompany its press release on January 21, 2005 announcing first quarter results.

  •
  On February 11, 2005, the Company filed a current report on Form 8-K to announce that on February 7, 2005, the Board of Directors of NBTY, Inc. ratified the December 10, 2004 decision of the Compensation and Stock Option Committee that Mr. Scott Rudolph and other named executive officers (as defined in Regulation S-K item 402(a)(3)) shall receive the salary and bonus set forth therein.

  •
  On February 18, 2005, the Company filed a current report on Form 8-K to accompany its press release on February 15, 2005, announcing unaudited sales for January, 2005.

  •
  On March 29, 2005, the Company filed a current report on Form 8-K to accompany its press release on March 15, 2005, announcing preliminary unaudited sales for February 2005.

NBTY, INC. and SUBSIDIARIES

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, INC. (Registrant)
Date: May 9, 2005	By:	/s/ SCOTT RUDOLPH Scott Rudolph Chairman and Chief Executive Officer (Principal Executive Officer)
Date: May 9, 2005	By:	/s/ HARVEY KAMIL Harvey Kamil President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

NBTY, INC. and SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q FISCAL QUARTER ENDED MARCH 31, 2005 INDEX
NBTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars and shares in thousands)
NBTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars and shares in thousands, except per share amounts)
NBTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE YEAR ENDED SEPTEMBER 30, 2004 AND SIX MONTHS ENDED MARCH 31, 2005 (Unaudited) (Dollars and shares in thousands)
NBTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars and shares in thousands)
NBTY, INC. and SUBSIDIARIES NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (In thousands, except per share amounts, number of locations and amortization periods)
Reconciliation of GAAP Measures to Non-GAAP Measures (Unaudited)
Reconciliation of GAAP Measures to Non-GAAP Measures (Unaudited)
NBTY, INC. and SUBSIDIARIES QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK (In thousands)
NBTY, INC. and SUBSIDIARIES CONTROLS AND PROCEDURES
NBTY, INC. and SUBSIDIARIES SIGNATURES