Form 10-Q
period 2005-06-30
NBTY INC
filed 2005-08-09
CIK 70793

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2005
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒    NO ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class Common Stock Par value $.008 per share	Shares Outstanding as of August 01, 2005 67,188,060

NBTY, INC. and SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FISCAL QUARTER ENDED JUNE 30, 2005
INDEX

		Page
PART I. Financial Information
ITEM 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
ITEM 3.	Qualitative and Quantitative Disclosures about Market Risk	55
ITEM 4.	Controls and Procedures	56
PART II. Other Information
ITEM 1.	Legal Proceedings	57
ITEM 6.	Exhibits and Reports on Form 8-K	58
Signatures		61
Exhibits

FORWARD LOOKING STATEMENTS:

        INFORMATION CONTAINED IN THIS FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS. THESE FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF TERMINOLOGY SUCH AS "SUBJECT TO," "BELIEVE," "EXPECTS," "PLAN," "PROJECT," "ESTIMATE," "INTEND," "MAY," "WILL," "SHOULD," "CAN," OR "ANTICIPATES," OR THE NEGATIVE THEREOF, OR VARIATIONS THEREON, OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY. ALTHOUGH ALL OF THESE FORWARD-LOOKING STATEMENTS ARE BELIEVED TO BE REASONABLE, THEY ARE INHERENTLY UNCERTAIN. FACTORS WHICH MAY MATERIALLY AFFECT SUCH FORWARD-LOOKING STATEMENTS INCLUDE: (I) SLOW OR NEGATIVE GROWTH IN THE NUTRITIONAL SUPPLEMENT INDUSTRY; (II) INTERRUPTION OF BUSINESS OR NEGATIVE IMPACT ON SALES AND EARNINGS DUE TO ACTS OF WAR, TERRORISM, BIO-TERRORISM, CIVIL UNREST OR DISRUPTION OF MAIL SERVICE; (III) ADVERSE PUBLICITY REGARDING NUTRITIONAL SUPPLEMENTS; (IV) INABILITY TO RETAIN CUSTOMERS OF COMPANIES (OR MAILING LISTS) RECENTLY ACQUIRED; (V) INCREASED COMPETITION; (VI) INCREASED COSTS; (VII) LOSS OR RETIREMENT OF KEY MEMBERS OF MANAGEMENT; (VIII) INCREASES IN THE COST OF BORROWINGS AND/OR UNAVAILABILITY OF ADDITIONAL DEBT OR EQUITY CAPITAL; (IX) UNAVAILABILITY OF, OR INABILITY TO CONSUMMATE, ADVANTAGEOUS ACQUISITIONS IN THE FUTURE, INCLUDING THOSE THAT MAY BE SUBJECT TO BANKRUPTCY APPROVAL OR THE INABILITY OF THE COMPANY TO INTEGRATE ACQUISITIONS INTO THE MAINSTREAM OF ITS BUSINESS; (X) CHANGES IN GENERAL WORLDWIDE ECONOMIC AND POLITICAL CONDITIONS IN THE MARKETS IN WHICH THE COMPANY MAY COMPETE FROM TIME TO TIME; (XI) THE INABILITY OF THE COMPANY TO GAIN AND/OR HOLD MARKET SHARE OF ITS WHOLESALE AND/OR RETAIL CUSTOMERS ANYWHERE IN THE WORLD; (XII) UNAVAILABILITY OF ELECTRICITY IN CERTAIN GEOGRAPHICAL AREAS; (XIII) THE INABILITY OF THE COMPANY TO OBTAIN AND/OR RENEW INSURANCE AND/OR THE COSTS OF THE SAME; (XIV) EXPOSURE TO AND EXPENSE OF DEFENDING AND RESOLVING, PRODUCT LIABILITY CLAIMS AND OTHER LITIGATION; (XV) THE ABILITY OF THE COMPANY TO SUCCESSFULLY IMPLEMENT ITS BUSINESS STRATEGY; (XVI) THE INABILITY OF THE COMPANY TO MANAGE ITS RETAIL, WHOLESALE, MANUFACTURING AND OTHER OPERATIONS EFFICIENTLY; (XVII) CONSUMER ACCEPTANCE OF THE COMPANY'S PRODUCTS; (XVIII) THE INABILITY OF THE COMPANY TO RENEW LEASES FOR ITS RETAIL LOCATIONS; (XIX) INABILITY OF THE COMPANY'S RETAIL STORES TO ATTAIN OR MAINTAIN PROFITABILITY; (XX) THE ABSENCE OF CLINICAL TRIALS FOR MANY OF THE COMPANY'S PRODUCTS; (XXI) SALES AND EARNINGS VOLATILITY AND/OR TRENDS FOR THE COMPANY AND ITS MARKET SEGMENTS; (XXII) THE EFFICACY OF THE COMPANY'S INTERNET AND ON-LINE SALES AND MARKETING STRATEGIES; (XXIII) FLUCTUATIONS IN FOREIGN CURRENCIES, INCLUDING THE BRITISH POUND, THE EURO AND THE CANADIAN DOLLAR; (XXIV) IMPORT-EXPORT CONTROLS ON SALES TO FOREIGN COUNTRIES; (XXV) THE INABILITY OF THE COMPANY TO SECURE FAVORABLE NEW SITES FOR, AND DELAYS IN OPENING, NEW RETAIL LOCATIONS; (XXVI) INTRODUCTION OF AND COMPLIANCE WITH NEW FEDERAL, STATE, LOCAL OR FOREIGN LEGISLATION OR REGULATION OR ADVERSE DETERMINATIONS BY REGULATORS ANYWHERE IN THE WORLD (INCLUDING THE BANNING OF PRODUCTS) AND MORE PARTICULARLY PROPOSED GOOD MANUFACTURING PRACTICES IN THE UNITED STATES, THE FOOD SUPPLEMENTS DIRECTIVE AND TRADITIONAL HERBAL

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

        THE COMPANY CANNOT BE CERTAIN THAT THE MEASURES TAKEN BY THE COMPANY WILL BE SUFFICIENT TO MEET THE SECTION 404 REQUIREMENTS OF THE SARBANES-OXLEY ACT OF 2002.

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

ITEM 1:

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars and shares in thousands)

	June 30, 2005	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$30,155	$21,751
Accounts receivable, less allowance for doubtful accounts of $8,780 and $9,389, respectively	67,543	86,113
Inventories	478,542	374,559
Deferred income taxes	32,062	32,062
Prepaid expenses and other current assets	42,567	62,835

Total current assets	650,869	577,320
Property, plant and equipment, net of accumulated depreciation of $272,697 and $241,822, respectively	291,378	280,075
Goodwill	207,499	221,429
Other intangible assets, net	129,872	136,541
Other assets	13,190	17,288

Total assets	$1,292,808	$1,232,653

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$1,861	$3,205
Accounts payable	92,807	97,635
Accrued expenses and other current liabilities	122,292	116,633

Total current liabilities	216,960	217,473
Long-term debt	295,607	306,531
Deferred income taxes	68,222	64,675
Other liabilities	6,194	4,176

Total liabilities	586,983	592,855

Commitments and contingencies
Stockholders' equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 67,188 shares at June 30, 2005 and 67,060 shares at September 30, 2004	537	536
Capital in excess of par	138,620	135,787
Retained earnings	547,864	481,302
Accumulated other comprehensive income	18,804	22,173

Total stockholders' equity	705,825	639,798

Total liabilities and stockholders' equity	$1,292,808	$1,232,653

This should be read in conjunction with the Notes to Condensed Consolidated Financial Statements ("Notes") herein and the Consolidated Financial Statements in the Company's Form 10-K filed December 14, 2004 (the "2004 Form 10-K")

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars and shares in thousands, except per share amounts)

	For the three months ended June 30,		For the nine months ended June 30,
	2005	2004	2005	2004
Net sales	$438,986	$399,913	$1,301,969	$1,224,559

Costs and expenses:
Cost of sales	220,960	197,228	658,994	603,362
Catalog printing, postage and promotion	27,398	21,651	82,697	61,109
Selling, general and administrative	150,159	139,905	433,194	408,569
Asset impairments	10,989	—	10,989	—

	409,506	358,784	1,185,874	1,073,040

Income from operations	29,480	41,129	116,095	151,519

Other income (expense):
Interest	(5,663)	(5,569)	(17,237)	(19,132)
Miscellaneous, net	3,626	1,096	5,728	3,142

	(2,037)	(4,473)	(11,509)	(15,990)

Income before provision for income taxes	27,443	36,656	104,586	135,529
Provision for income taxes	11,477	10,754	37,860	44,725

Net income	$15,966	$25,902	$66,726	$90,804

Net income per share:
Basic	$0.24	$0.39	$0.99	$1.36
Diluted	$0.23	$0.37	$0.97	$1.31
Weighted average common shares outstanding:
Basic	67,186	66,803	67,151	66,724
Diluted	69,137	69,207	69,140	69,107

This should be read in conjunction with the Notes herein and the Consolidated Financial Statements in the 2004 Form 10-K.

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED SEPTEMBER 30, 2004 AND
NINE MONTHS ENDED JUNE 30, 2005
(Unaudited)
(Dollars and shares in thousands)

	Common Stock				Treasury Stock
							Accumulated Other Comprehensive Income
	Number of Shares	Amount	Capital in Excess of Par	Retained Earnings	Number of Shares	Amount		Total Stockholders' Equity	Total Comprehensive Income
Balance, September 30, 2003	66,620	$533	$130,208	$369,453	—	$—	$14,605	$514,799
Components of comprehensive income:
Net income	—	—	—	111,849	—	—	—	111,849	$111,849
Foreign currency translation adjustment and other, net of taxes	—	—	—	—	—	—	7,568	7,568	7,568

									$119,417

Shares issued and contributed to ESOP	100	1	2,472	—	—	—	—	2,473
Exercise of stock options	340	2	1,879	—	—	—	—	1,881
Tax benefit from exercise of stock options	—	—	1,228	—	—	—	—	1,228

Balance, September 30, 2004	67,060	536	135,787	481,302	—	—	22,173	639,798
Components of comprehensive income:
Net income	—	—	—	66,726	—	—	—	66,726	$66,726
Foreign currency translation adjustment and other, net of taxes	—	—	—	—	—	—	(3,369)	(3,369)	(3,369)

									$63,357

Purchase of treasury shares, at cost	—	—	—	—	8	(176)	—	(176)
Treasury stock retired	(8)	—	(12)	(164)	(8)	176	—	—
Shares issued and contributed to ESOP	100	1	2,437	—	—	—	—	2,438
Exercise of stock options	36	—	207	—	—	—	—	207
Tax benefit from exercise of stock options	—	—	201	—	—	—	—	201

Balance, June 30, 2005	67,188	$537	$138,620	$547,864	—	$—	$18,804	$705,825

This should be read in conjunction with the Notes herein and the Consolidated Financial Statements in the 2004 Form 10-K.

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars and shares in thousands)

	For the nine months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$66,726	$90,804
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal/sale of property, plant and equipment	317	496
Depreciation and amortization	44,276	46,848
Foreign currency transaction gain	(2,732)	(679)
Amortization of deferred financing costs	1,614	2,337
Amortization of bond discount	118	93
Compensation expense for ESOP	2,118	4,176
Impairment on asset held for sale	1,908	—
Gain on sale of business assets	(1,999)	—
Asset impairments	10,989	—
(Recovery of)/provision for doubtful accounts	(1,012)	961
Inventory reserves	3,754	8,731
Deferred income taxes	5,679	6,709
Tax benefit from exercise of stock options	201	537
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	20,849	(7,152)
Inventories	(106,105)	(44,267)
Prepaid expenses and other current assets	10,150	7,135
Other assets	1,708	1,377
Accounts payable	(5,318)	6,372
Accrued expenses and other liabilities	11,747	12,929

Net cash provided by operating activities	64,988	137,407

Cash flows from investing activities:
Purchase of property, plant and equipment	(49,786)	(32,087)
Proceeds from sale of property, plant and equipment	71	1,092
Proceeds from sale of property, plant and equipment held for sale	9,950	—
Proceeds from sale of trademark	30	—
Proceeds from sale of business assets	5,766	—
Cash paid for acquisitions, net of cash acquired	(13,434)	—
Purchase price adjustment	4,558	—
Proceeds from sale of bond investment	—	4,158

Net cash used in investing activities	(42,845)	(26,837)

Continued

Cash flows from financing activities:
Principal payments under long-term debt agreements	$(18,810)	$(116,563)
Proceeds from borrowings under long-term debt agreements	6,000	—
Payments for financing fees	—	(500)
Proceeds from stock options exercised	207	807
Purchase of treasury stock	(176)	—

Net cash used in financing activities	(12,779)	(116,256)

Effect of exchange rate changes on cash and cash equivalents	(960)	6,522

Net increase in cash and cash equivalents	8,404	836
Cash and cash equivalents at beginning of period	21,751	49,349

Cash and cash equivalents at end of period	$30,155	$50,185

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,332	$13,592
Cash paid during the period for income taxes	$25,886	$22,356

Non-cash investing and financing information:

        During the nine months ended June 30, 2005, the Company issued 100 shares of NBTY stock (having a total then market value of approximately $2,438) as a contribution to the NBTY ESOP plan.

        During the nine months ended June 30, 2004, the Company issued 100 shares of NBTY stock (having a total then market value of approximately $2,473) as a contribution to the NBTY ESOP plan.

This should be read in conjunction with the Notes herein and the Consolidated Financial Statements in the 2004 Form 10-K.

NBTY, INC. and SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts, number of locations and amortization periods)

1.     Principles of consolidation and basis of presentation

        The accompanying financial statements for the interim periods are unaudited and include the accounts of NBTY, Inc. and its wholly-owned subsidiaries ("NBTY" or the "Company"). All significant intercompany transactions and balances have been eliminated. The interim condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC") and therefore do not include all information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 ("10-K"), as filed with the SEC. The September 30, 2004 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the results for the full fiscal year ending September 30, 2005 or for any other period.

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

  Significant Customers

        For the three and nine month periods ended June 30, 2005 and 2004 the following individual customers accounted for the following percentages of the Wholesale/US Nutrition division's net sales, respectively:

% of Wholesale/US Nutrition division's net sales

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Customer A	14%	8%	14%	19%
Customer B	22%	17%	17%	11%

        Customer A is primarily a supplier to Customer B. Therefore, the loss of Customer B would likely result in the loss of most of the net sales to Customer A. While no one customer represented, individually, more than 10 percent of the Company's consolidated net sales for the three and nine months ended June 30, 2005 and 2004, the loss of either one of these customers would have a material adverse effect on the Wholesale/US Nutrition division if the Company was unable to replace such customer(s).

        The following individual customers accounted for 10% or more of the Wholesale/US Nutrition division's total gross accounts receivable as of June 30, 2005 and September 30, 2004, respectively:

	June 30, 2005	September 30, 2004
Customer A	11%	5%
Customer B	10%	12%
Customer C	6%	10%
Customer D	11%	7%

  Stock-based compensation

        There were no stock option grants during the nine months ended June 30, 2005 or June 30, 2004, and all previously issued options are fully vested; therefore, the pro forma and actual net income and related earnings per share for these periods are the same as amounts reported.

        The Company accounts for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and provides additional disclosures with respect to the pro-forma effects of adoption had the Company recorded compensation expense as provided in Statement of Financial Accounting Standards ("SFAS") No. 123.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004) "Share-Based Payment: an Amendment of FASB Statements No. 123 and 95"

("SFAS l23(R)"). SFAS 123(R) is effective for the Company beginning October 1, 2005. Since all previously granted options are fully vested and the Company has not issued any other share-based payments, the adoption of SFAS 123(R) is not expected to have a significant impact on the Company's consolidated financial position or results of operations. SFAS l23(R) sets accounting requirements for "share-based" compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued and disallows the use of the intrinsic value method of accounting for stock compensation. SFAS 123(R) also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. These future amounts cannot be estimated because they depend on, among other things, when stock options are exercised. The amount of income tax benefit from exercise of stock options recognized for the nine months ended June 30, 2005 and 2004 was $201 and $537, respectively.

  Foreign currency

        The financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for revenues, expenses, gains and losses. Foreign currency transaction gains and losses are charged or credited to income as incurred. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders' equity. During the nine months ended June 30, 2005 and 2004, the Company recognized foreign currency transaction gains of $2,732 and $679, respectively.

  Reclassifications

        Certain reclassifications within the operating activities section of the consolidated statement of cash flows have been made to conform prior year amounts to the current year presentation.

  New accounting developments

        In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. APB Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods' financial statements, unless it is impracticable to determine the period-specific effects of the change. The FASB identified the reason for the issuance of SFAS No. 154 to be part of a broader attempt to eliminate differences with the International Accounting Standards Board ("IASB"). The Statement is effective for fiscal years beginning after December 15, 2005. The Company is required to adopt this statement starting in its fiscal 2007 reporting period. The Company does not anticipate that the adoption of SFAS No. 154 will have a significant impact on the Company's consolidated financial position or results of operations.

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

  •
  The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the Act. In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). FSP 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. At this time, the Company has not completed its evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision to the Company and its potential benefit to the Company, if any. The Company intends to complete its evaluation of the FER provision by September 30, 2005.

2.     Acquisitions

        On February 25, 2005, the Company acquired Le Naturiste Jean-Marc Brunet ("Le Naturiste"), a chain of 103 retail stores located throughout Quebec. Le Naturiste is an Eastern Canadian-based company in the business of developing, packaging, marketing and retailing an in-house range of privately-labeled health and natural products. At the time of the acquisition, the Le Naturiste chain operated 99 company-owned stores and 4 franchised stores. The purchase price for this business was approximately $5,048 in cash. This acquisition contributed $3,841 and $5,424 to net sales for the three and nine months ended June 30, 2005, respectively. This acquisition contributed a marginal operating loss to the Company's consolidated results for the three and nine months ended June 30, 2005.

        On June 8, 2005, the Company acquired SISU, Inc. ("SISU"), a Canadian-based manufacturer and distributor of premium quality vitamins and supplements sold to the independent health food stores. SISU is headquartered in Burnaby, British Columbia and had sales of approximately $14,000 for its fiscal year ended September 30, 2004. The purchase price for this business was approximately $8,107 in cash. This acquisition contributed $464 in net sales and a marginal operating profit to the Company's consolidated results since its acquisition date.

        The Company accounted for these acquisitions under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". Under the purchase method of accounting, the total purchase price has been preliminarily allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values was recorded as goodwill (see Note 6).

        The following provides a preliminary allocation of the purchase price in relation to the Le Naturiste and SISU acquisitions:

	Le Naturiste	SISU
Assets acquired
Cash	$284	$—
Accounts receivable, net	105	1,064
Inventories	2,392	1,924
Other current assets	599	273
Property, plant and equipment	2,466	726
Goodwill	98	5,377
Intangibles	960	—

Total assets acquired	6,904	9,364

Liabilities assumed
Accounts payable and accrued liabilities	1,230	1,038
Other liabilities	626	219

Total liabilities assumed	1,856	1,257

Net assets acquired	$5,048	$8,107

        The Company is in the process of obtaining a third party valuation of certain assets and liabilities relating to the Le Naturiste and SISU acquisitions; therefore, this preliminary allocation of the purchase price is subject to revision. In addition, the Company is in the process of obtaining an audit of the net working capital, as defined in the purchase agreement, for SISU which could potentially result in an adjustment to the purchase price. Final allocations to the acquired assets and liabilities could result in future adjustments to goodwill. Pro forma financial information related to these acquisitions is not provided as their impact was not material to the Company's consolidated financial statements.

        See Note 15 for an additional acquisition consummated after June 30, 2005.

3.     Comprehensive income

        Total comprehensive income for the Company includes net income, the effects of foreign currency translation and unrealized gains on available-for-sale securities, which are charged or credited to the cumulative other comprehensive income account within stockholders' equity. Total comprehensive income for the three and nine months ended June 30, 2005 and 2004 is as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$15,966	$25,902	$66,726	$90,804
Foreign currency translation adjustment and other	(10,632)	(2,828)	(3,369)	9,043

Total comprehensive income	$5,334	$23,074	$63,357	$99,847

        Accumulated other comprehensive income as of June 30, 2005 and September 30, 2004, net of taxes was $18,804 and $22,173, respectively. The balance, consisting primarily of net gains on foreign currency translation adjustments, has been disclosed in the shareholders' equity section of the consolidated balance sheets.

        The change in cumulative foreign currency translation adjustment primarily relates to the Company's investment in its European subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. Dollar.

        During the nine months ended June 30, 2005, the Company recorded a decrease in its deferred tax liability of $2,121 relating to other comprehensive losses incurred during this period. During the nine months ended June 30, 2004, the Company recorded a deferred tax liability of $13,476 relating to accumulated other comprehensive income at June 30, 2004. Of this amount, $8,174 related to other comprehensive income earned during the nine months ended June 30, 2004 and $5,302 related to other comprehensive income earned during prior periods. Amounts relating to prior periods were not considered material.

4.     Inventories

        Inventories are stated at the lower of cost (principally on a first-in, first-out basis) or market and include material, labor and factory overhead. The components of inventories are as follows:

	June 30, 2005	September 30, 2004
Raw materials	$122,556	$89,140
Work-in-process	9,026	11,380
Finished goods	346,960	274,039

Total	$478,542	$374,559

5.     Earnings per share (EPS)

        Basic EPS computations are based on the weighted average number of common shares outstanding during the three and nine month periods ended June 30, 2005 and 2004. Diluted EPS includes the dilutive effect of outstanding stock options, as if exercised. The following is a reconciliation between basic and diluted EPS:

	For the three months ended June 30,		For the nine months ended June 30,
	2005	2004	2005	2004
Numerator:
Numerator for basic and diluted EPS—income available to common stockholders	$15,966	$25,902	$66,726	$90,804

Denominator:
Denominator for basic EPS—weighted-average shares	67,186	66,803	67,151	66,724
Effect of dilutive securities:
Stock options	1,951	2,404	1,989	2,383

Denominator for diluted EPS—weighted-average shares	69,137	69,207	69,140	69,107

Net EPS:
Basic EPS	$0.24	$0.39	$0.99	$1.36

Diluted EPS	$0.23	$0.37	$0.97	$1.31

6.     Goodwill and Other Intangible Assets

        Goodwill and other intangibles with indefinite lives are tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company performed its annual impairment test during the fourth quarter of fiscal 2004. The Company did not find any indication that impairment existed at that time and, therefore, no impairment loss was recorded as a result of completing its annual impairment test in 2004. (See Note 7 for discussion of goodwill impairment charges recorded during the current fiscal quarter for the North American Retail reporting unit and interim triggering events which required the Company to test its goodwill).

        Other definite lived intangibles are amortized on a straight-line basis over periods not exceeding 20 years. The carrying amount of acquired other intangible assets as of June 30, 2005 and September 30, 2004 is as follows:

	June 30, 2005		September 30, 2004
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets
Brands	$78,887	$7,489	$79,105	$4,724	20
Customer lists	61,967	27,319	61,911	24,265	2–15
Private label relationships	11,500	1,102	11,500	671	20
Trademarks and licenses	15,219	3,675	14,784	3,069	2–20
Covenants not to compete	2,605	2,521	2,605	2,435	3–5

	170,178	42,106	169,905	35,164
Indefinite lived intangible asset
Trademark	1,800	—	1,800	—

Total other intangible assets	$171,978	$42,106	$171,705	$35,164

        The changes in the carrying amount of goodwill by segment for the nine month period ended June 30, 2005, are as follows:

	Wholesale/ US Nutrition	North American Retail	European Retail	Direct Response/ Puritan's Pride	Consolidated
Balance at September 30, 2004	$45,953	$7,588	$152,691	$15,197	$221,429
Sale of business assets	(353)	—	—	—	(353)
Acquisition of Le Naturiste	—	1,058	—	—	1,058
Acquisition of SISU	5,377	—	—	—	5,377
Adjustment to purchase price allocation	—	(960)	—	—	(960)
Purchase price adjustment	—	—	(9,850)	—	(9,850)
Impairment charge	—	(7,686)	—	—	(7,686)
Other	(454)	—	—	—	(454)
Foreign currency translation	62	—	(1,124)	—	(1,062)

Balance at June 30, 2005	$50,585	$—	$141,717	$15,197	$207,499

  Changes in goodwill:

        The increase in the Wholesale/US Nutrition segment's goodwill during the nine months of fiscal 2005 related to the acquisition of SISU, Inc. (see Note 2) offset by a tax adjustment relating to the purchase price allocation of the Rexall Sundown, Inc. ("Rexall") acquisition and a reduction in the goodwill associated with the December 2004 sale of certain Food Supplement Corporation ("FSC") business assets (see Note 11).

        The decrease in the North American Retail segment's goodwill during the nine months of fiscal 2005 is directly due to the Company recording an impairment charge during the three months ended June 30, 2005 of $7,686 (see Note 7).

        The decrease in the European Retail segment's goodwill during the nine months of fiscal 2005 is related to the Company settling its litigation with the former owners of Health & Diet Group ("GNC (UK)") and FSC Wholesale ("FSC") during the current fiscal quarter ended June 30, 2005 by receiving cash ($4,558) and settling the dispute over the net assets acquired ($5,292) reflected as a purchase price adjustment.

        The goodwill associated with the Rexall acquisition during fiscal 2003 is subject to revision. Although management believes that the current allocation of the estimated purchase price is reasonable, the final allocation (resulting from the finalization of working capital balances subject to contractual dispute resolution procedures) may differ significantly from the amounts reflected in the condensed consolidated financial statements.

        Aggregate amortization expense of other definite lived intangible assets included in the Condensed Consolidated Statements of Income under the caption "Selling, general and administrative" expenses for the three and nine months ended June 30, 2005 and 2004 was approximately $2,415 and $7,199 and $2,878 and $8,070, respectively.

  Estimated amortization expense:

        Assuming no changes in the Company's other intangible assets, estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the fiscal years ending September 30,
2005	$10,590
2006	$10,465
2007	$10,009
2008	$9,891
2009	$8,782

7.     Asset Impairments

        Impairment Indicators:

        The Company has been monitoring the trends in the North American Retail segment earnings before interest, taxes, depreciation and amortization ("EBITDA"), during the current fiscal year ("FY") due to the changes in the specialty retail market's business climate. This has directly influenced the Company's decision to participate in a significant level of promotional activity at several of its retail locations. These sales incentives have negatively impacted gross margins. The North American Retail segment has had positive annual EBITDA for the past five years. The fiscal first quarter ended December 31, 2004 was the first time in the past five years that this reporting unit generated negative EBITDA. The Company continued to monitor this trend during the quarter ended March 31, 2005, in which the reporting unit generated a negative EBITDA for a second consecutive quarter. In addition to the negative EBITDA generated by the North American Retail segment during the first two quarters of FY 2005, the Company has also been monitoring its same-store sales trend. In May 2005, same-store sales turned positive; however, 8 out of the previous 12 months reflected negative same store sales trends. As a result of the two consecutive quarters of negative EBITDA and the continued adverse business climate of the specialty retail market during the April and May 2005 periods, the Company concluded that there were indicators of impairment of its North American Retail segment goodwill and certain property, plant and equipment. These factors were determined to be interim triggering events that required an impairment review under the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS 142, "Goodwill and Other Intangible Assets".

        Long-lived asset impairment charge:

        The estimated future undiscounted cash flows associated with the leasehold improvements and furniture and fixtures in stores that were incurring losses were compared to the respective carrying amount of such assets and it was determined that a write down to a new basis was required due to the fact that the carrying amount of the long-lived asset group for each store incurring losses exceeded its fair value. As a result of the Company's impairment test on these long-lived assets in accordance with SFAS No. 144, the Company recognized a $3,303 charge in May 2005 for the impairment of assets to be held and used. The impairment loss was recorded based on an estimate of future discounted cash flows. The impairment charge related primarily to leasehold improvements and furniture and fixtures for certain North American Retail operations and was recorded in selling, general and administrative expenses for the three and nine months ended June 30, 2005.

        Goodwill impairment charge:

        As a result of the Company's impairment test, it was determined that the goodwill's carrying value exceeded its fair value, as calculated by an independent valuation specialist, and therefore in accordance with SFAS No. 142, the Company recognized a $7,686 impairment charge of goodwill for the North American Retail reporting unit, which was recorded in selling, general and administrative expenses for the three and nine months ended June 30, 2005.

8.     Accrued Expenses and Other Current Liabilities

        The components of accrued expenses and other current liabilities are as follows:

	June 30, 2005	September 30, 2004
Accrued compensation and related taxes	$22,569	$20,559
Income taxes payable	20,008	11,913
Accrued purchases	16,181	15,180
Litigation	11,906	11,406
Other	51,628	57,575

	$122,292	$116,633

9.     Long-Term Debt

        Long-term debt consisted of the following:

	June 30, 2005	September 30, 2004
Senior debt:
8 5/8% Senior subordinated notes due 2007 ("Notes"), net of unamortized discount of $375 at June 30, 2005 and $493 at September 30, 2004	$149,626	$149,507
Mortgages:
First mortgage payable in monthly principal and interest (9.73%) installments of $25 (paid in full)	—	1,218
First mortgage payable in monthly principal and interest (7.375%) installments of $55, maturing May 2011	3,168	3,480
Credit and Guarantee Agreement ("CGA"):
Revolving Credit Facility, maturing July 2009	6,000	—
Term loan C payable in quarterly principal and interest installments of $2,195, maturing July 2009	138,668	155,531
Other	6	—

	297,468	309,736
Less current portion	1,861	3,205

Total	$295,607	$306,531

        Interest rates charged on borrowings under the CGA can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. At June 30, 2005, the annual borrowing rate for Term Loan C approximated 5.3125% and the annual borrowing rate for the Revolving Credit Facility approximated 5.0%. According to the CGA, EBITDA is defined as the sum of net income plus interest, taxes, depreciation and amortization. The Company is required to pay a commitment fee, which varies between .25% and .50% per annum, depending on the Company's ratio of debt to EBITDA, on any unused portion of the Revolving Credit Facility.

        Under the Company's credit arrangements existing at June 30, 2005, a number of covenants must be met, including, but not limited to, a minimum fixed charge coverage ratio, a minimum consolidated interest coverage ratio and a maximum leverage ratio. EBITDA is a factor utilized in calculating all of the ratios mentioned.

        On August 1, 2005, in connection with the Company's acquisition of Solgar®, the Company amended and restated its existing credit agreement by adding a new Term Loan A of $120,000 and increasing its existing Revolving Credit Facility from $100,000 to $125,000. Amendments were also made to certain covenants, such as eliminating the minimum fixed charge coverage ratio covenant and increasing the capital expenditures limitation from $50,000 to $75,000.

        The Company's credit arrangements, generally the indenture governing the Notes ("Indenture") and the CGA, impose certain restrictions on the Company and its subsidiaries regarding capital expenditures and limit the Company's ability to do any of the following: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions are subject to certain limitations and exclusions. Please refer to the Company's 2004 Form 10-K for further discussion of the Company's dividend restrictions.

10.   Income Taxes

        The Company's income tax expense is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business, and the Company's ability to utilize state tax credits that will begin to expire in 2013. Therefore, the Company's overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended June 30, 2005 was 41.8%, compared to 29.3% in the fiscal third quarter ended June 30, 2004 and the effective income tax rate for the nine months ended June 30, 2005 was 36.2%, compared to 33.0% for the prior comparable period. No income tax benefit was attributed to the goodwill impairment charge of $7,686 incurred during the quarter ended June 30, 2005 (see Note 7). This charge impacted the effective income tax rate for the three and nine months ended June 30, 2005 by 9.15% and 2.48%, respectively. Excluding the effect of the goodwill impairment charge for the three and nine month periods ended June 30, 2005, the effective income tax rates are generally less than the U.S. federal statutory tax rate primarily due to the enhanced tax structure of foreign subsidiaries which could also continue to impact future fiscal years.

11.   Assets Held for Sale and Gain on Sale of Food Supplement Corporation ("FSC") Business Assets

        In December 2004, the Company entered into a contract with a real estate broker to facilitate the sale of the corporate building acquired in the 2003 Rexall acquisition at less than its carrying value of $10,508. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company recorded an impairment charge to reduce the carrying value of the asset by $1,908. Such amount was charged to operations and is included in selling, general and administrative expenses for the nine months ended June 30, 2005. In May 2005, the Company sold this building at no further gain or loss, and received cash proceeds of $8,600. At September 30, 2004, this Rexall corporate building was classified as held for sale which was reflected as a component of "Prepaid expenses and other current assets" in the accompanying Condensed Consolidated Balance Sheets.

        In May 2005, the Company also sold a corporate building for $1,350. Such amount approximated the building's carrying value; therefore, no gain or loss was recorded as a result of this sale.

        In December 2004, the Company sold certain business assets of FSC, a Manchester, U.K. based wholesale operation which included products sold to health food stores and pharmacies. In connection with the sale, proceeds of $5,766 were received and a $1,999 gain was realized and included in selling, general and administrative expenses for the nine months ended June 30, 2005.

12.   Employee Benefits Plans

        The Company maintains defined contribution plans which collectively cover substantially all full-time U.S. based employees. The defined contribution plans are funded through employer contributions to the Employee Stock Ownership Plan and Trust and through employees' contributions and employer's matching contributions to the 401(k) plan. The Company's defined contribution plans' expense for the three and nine months ended June 30, 2005 and 2004 totaled $1,458 and $3,506 and $1,354 and $5,888, respectively.

        Certain international subsidiaries of the Company (mainly in the U.K.) have Company sponsored defined contribution plans. The accompanying condensed consolidated financial statements reflect expenses relating to these plans for such subsidiaries for the three and nine months ended June 30, 2005 and 2004 in the approximate amount of $234 and $926 and $245 and $597, respectively.

13.   Segment Information

        The Company is organized by sales segments on a worldwide basis. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measures of performance are the net sales and pre-tax operating income or loss (prior to corporate allocations) of each segment, as this is the key performance indicator reviewed by management. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, IT, and various other corporate level activity related expenses. Such unallocated expenses remain within corporate. Corporate also includes the manufacturing assets of the Company and, accordingly, items associated with these activities remain unallocated in the corporate segment. The European Retail operation does not include the impact of any intercompany transfer pricing. The accounting policies of all of the operating segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the 2004 Form 10-K.

        The Company reports four segments: Wholesale / US Nutrition; North American Retail; European Retail; and Direct Response/Puritan's Pride. All of the Company's products fall into one of these four segments. The Wholesale / US Nutrition segment is comprised of several divisions, each targeting specific market groups which include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers. The North American Retail segment generates revenue through its 552 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its recently acquired Canadian operation of 99 Company-operated Le Naturiste stores and 4 franchised Le Naturiste stores. The European Retail segment generates revenue through its 587 Company-operated stores and 22 franchise stores. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees. The Direct Response/Puritan's Pride segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phoning customer service representatives in New York, Illinois or the United Kingdom.

        The following table represents key financial information of the Company's business segments:

	For the three months ended June 30,			For the nine months ended June 30,
	2005		2004	2005		2004
Wholesale/US Nutrition
Net sales	$188,228		$171,598	$550,402		$540,217
Income from operations	$21,211		$26,920	$57,310		$97,927
Depreciation and amortization	$2,487		$2,493	$7,441		$7,935
Capital expenditures	$142		$682	$764		$1,300
Retail
North America
Net sales	$58,513		$53,452	$167,872		$162,963
(Loss)/income from operations	$(14,651	)(a)	$(1,147)	$(22,334	)(a)	$243
Depreciation and amortization	$1,638		$2,323	$5,249		$8,509
Capital expenditures	$1,134		$2,219	$3,501		$5,896
Number of locations open at end of period	655		552	655		552
Europe
Net sales	$143,192		$122,320	$432,062		$362,787
Income from operations	$38,632		$28,247	$118,980		$84,229
Depreciation and amortization	$4,188		$3,983	$10,616		$9,881
Capital expenditures	$3,552		$3,697	$7,955		$12,761
Number of locations open at end of period	609		599	609		599
Direct Response/Puritan's Pride
Net sales	$49,053		$52,543	$151,633		$158,592
Income from operations	$12,377		$16,294	$41,522		$48,980
Depreciation and amortization	$1,244		$1,294	$3,826		$4,102
Capital expenditures	$116		$26	$365		$80
Corporate
Corporate expenses	$(28,089)		$(29,185)	$(79,383)		$(79,860)
Depreciation and amortization—manufacturing	$3,997		$3,922	$12,026		$11,665
Depreciation and amortization—other	$1,595		$1,575	$5,118		$4,756
Capital expenditures—manufacturing	$7,819		$1,866	$18,898		$4,732
Capital expenditures—other	$15,418		$1,681	$18,303		$7,318
Consolidated totals
Net sales	$438,986		$399,913	$1,301,969		$1,224,559
Income from operations	$29,480	(a)	$41,129	$116,095	(a)	$151,519
Depreciation and amortization	$15,149		$15,590	$44,276		$46,848
Capital expenditures	$28,181		$10,171	$49,786		$32,087

(a)
Includes asset impairment charges of $10,989 for the three and nine months ended June 30, 2005 (see Note 7).

	For the three months ended June 30,		For the nine months ended June 30,
	2005	2004	2005	2004
Net sales by location of customer
United States	$277,482	$263,222	$814,919	$818,490
United Kingdom	132,145	111,209	394,853	329,877
Holland	9,598	11,376	33,318	32,388
Ireland	4,003	2,939	12,187	9,288
Canada	4,696	275	7,211	1,671
Other foreign countries	11,062	10,892	39,481	32,845

Consolidated totals	$438,986	$399,913	$1,301,969	$1,224,559

        The Company's identifiable assets by segment as of June 30, 2005 and September 30, 2004 are as follows:

	June 30, 2005		September 30, 2004
Wholesale/US Nutrition	$450,105		$484,941
North American Retail/Vitamin World	58,631	(a)	76,799
European Retail/Holland & Barrett/GNC (UK)	343,372		361,754
Direct Response/Puritan's Pride	79,221		93,844
Corporate/Manufacturing	361,479		215,315

Consolidated totals	$1,292,808		$1,232,653

(a)
In fiscal 2005, identifiable assets were reduced for asset impairment charges of $10,989 (see Note 7).

        Approximately 34% and 30% of the Company's net sales during the nine months ended June 30, 2005 and 2004, respectively, were denominated in currencies other than U.S. dollars, principally British Pounds, Euros and Canadian dollars. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities as of June 30, 2005 and September 30, 2004:

	June 30, 2005	September 30, 2004
Total Assets	27%	27%
Total Liabilities	11%	15%

13.   Related Party Transactions

        An entity owned by a relative of a director received sales commissions from the Company of $555 and $544 for the nine months ended June 30, 2005 and 2004, respectively. The Company had trade receivable balances due from this entity approximating $731 and $3,772 at June 30, 2005 and September 30, 2004, respectively.

        An entity owned by a director, and another entity owned by a relative of a director performed landscaping and maintenance on the Company's properties and received combined compensation of $4 and $20 for the nine months ended June 30, 2005 and 2004, respectively.

14.   Litigation

  Nutrition Bars

        Rexall and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. The Company has defended vigorously this action. During this quarter, the court vacated the July 6, 2005 status conference and set a further status conference for January 6, 2006. Until that time, the case is stayed for all purposes. Based upon the information available at this time, the Company believes that its accrual is adequate for the exposure in the nutrition bar litigation. However, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

  Shareholder Litigation

        During the period from June 24, 2004 through September 3, 2004, six separate shareholder class actions were filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of New York ("Eastern District"), on behalf of shareholders who purchased shares of the Company's common stock between February 9, 2004 and July 22, 2004 (the potential "Class Period"). The actions allege that the Company failed to disclose material facts during the Class Period that resulted in a decline in the price of the Company's stock after June 16, 2004 and July 22, 2004, respectively. The Court consolidated the six class actions in March 2005, and appointed lead plaintiffs and lead counsel for the plaintiffs. Newly appointed lead plaintiffs filed a consolidated amended complaint alleging an amended class period from November 10, 2003 to July 22, 2004. The Company, its officers and directors intend to file a motion to dismiss the action.

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

        Also, a purported shareholder of the Company delivered a demand that the Board of Directors of the Company commence a civil action against certain officers and directors of the Company based on certain of the allegations described above. The Board of Directors of the Company, based on the investigation and recommendation of a special committee of the Board, determined not to commence any such lawsuit. On or about April 28, 2005, a second state-court derivative action was filed in the Supreme Court of the State of New York, Suffolk County, by this purported shareholder alleging wrongful rejection of his demand and breaches of fiduciary duties by some of the individual directors and officers of the Company, with the Company named as a nominal defendant. This derivative complaint is predicated upon the same allegations as the dismissed Eastern District consolidated derivative action. This derivative action is currently stayed by agreement of the parties. The Company and its named officers and directors intend to file a motion to dismiss or further stay this derivative action at the appropriate procedural time.

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

Regulatory Matters

        In June 2003, the Company received a letter of inquiry from the FTC concerning the Company's marketing of a certain weight loss product, as well as the marketing of Royal Tongan Limu dietary supplement by a subsidiary of the Company, Dynamic Essentials (DE), Inc. ("DEI"). The Company ceased all DEI operations and terminated all DEI employees in September 2003. In March 2005, FTC Staff recommended to the FTC Commissioners that a civil penalty action should be brought against the Company alleging the Company's violation of its 1995 FTC consent decree. The Company has discussed the FTC Staff's recommendation with the FTC Commissioners and the Department of Justice. Based upon the information available at this time, the Company believes that its accrual is adequate for the exposure in this matter.

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

15.    Subsequent Events

        On July 1, 2005, the Company purchased a warehouse facility in Augusta, Georgia for $10,700.

        On June 6, 2005, NBTY signed a contract to acquire, for $115,000, substantially all the assets of Solgar Vitamin and Herb, a division of Wyeth Consumer Healthcare (Wyeth NYSE: WYE). On August 1, 2005, the Company completed its acquisition of Solgar® for $115,000 in cash. The acquisition was financed by an amendment and restatement of the Company's existing CGA by adding a new Term

Loan A of $120,000 and increasing its existing Revolving Credit Facility from $100,000 to $125,000. Amendments were also made to certain covenants, such as eliminating the minimum fixed charge coverage ratio covenant and increasing the capital expenditures limitation from $50,000 to $75,000.

        Solgar® manufactures and distributes premium-branded nutritional supplements including multivitamins, minerals, botanicals and specialty formulas designed to meet the specific needs of men, women, children and seniors. Solgar's headquarters and major manufacturing facility are located in Bergen County, New Jersey. Solgar's products are sold at nearly 5,000 health food stores, natural product stores, natural pharmacies and specialty stores across the United States. Solgar will strengthen NBTY's presence in the health food store market, as the Solgar brand will be focused on serving the needs of the independent health food store across the United States. In addition, Solgar's products are sold internationally in 40 countries including North and South America, Asia, the Middle East, Europe, South Africa, Australia and New Zealand.

        Solgar®, a prominent supplement company established in 1947, had sales for 2004 of approximately $105,000. Included in the acquisition are net assets of approximately $64,000. The purchase price will be adjusted based upon the actual net assets transferred at closing.

ITEM 2:

NBTY, INC. and SUBSIDIARIES

MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)

(In thousands, except per share amounts and number of stores)

READERS ARE CAUTIONED THAT CERTAIN STATEMENTS CONTAINED HEREIN ARE FORWARD-LOOKING STATEMENTS AND SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S DISCLOSURES UNDER THE HEADING "FORWARD LOOKING STATEMENTS" INCLUDED ELSEWHERE HEREIN. THE FOLLOWING DISCUSSION SHOULD ALSO BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN AND THE 2004 FORM 10-K.

        NBTY is a leading vertically integrated U.S. manufacturer and distributor of a broad line of high-quality, value-priced nutritional supplements in the United States and throughout the world. The Company markets approximately 2,000 products under several brands, including Nature's Bounty®, Vitamin World®, Puritan's Pride®, Holland & Barrett®, Rexall®, Sundown®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®, GNC (UK)®, DeTuinen®, Le Naturiste™ and SISU®.

        NBTY markets its products through four distribution channels: (i) Wholesale / US Nutrition: wholesale distribution to drug store chains, supermarkets, discounters, independent pharmacies, and health food stores, (ii) North American Retail: Vitamin World and Nutrition Warehouse retail stores in the U.S. and Le Naturiste retail stores in Canada, (iii) European Retail: Holland & Barrett, Nature's Way, GNC (UK), and DeTuinen retail stores in the U.K., Ireland, and the Netherlands, and (iv) Direct Response: Puritan's Pride sales via catalogs and Internet. During the fiscal third quarter of 2005, Vitamin World opened 6 new stores and closed 11 stores. During the nine months ended June 30, 2005, Vitamin World opened 17 new stores, closed 22 stores and at the end of the period operated 552 stores. On February 25, 2005, the Company acquired the Canadian Le Naturiste chain of retail stores. At the time of the acquisition, and at the end of the period ended June 30, 2005, the Le Naturiste chain operated 99 company-owned stores and 4 franchised stores located throughout Quebec. During the fiscal third quarter of 2005, the Company's European Retail division opened 5 new stores and closed 1 store. During the nine months ended June 30, 2005, the Company's European Retail division opened 11 new stores, closed 4 stores and at the end of the period operated 609 stores in the U.K., Ireland and the Netherlands.

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

General:

        The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin 104. The Company recognizes product sales revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Since the terms for most sales within the wholesale and direct response segments are F.O.B destination, generally title and risk of loss transfer to the customer at the time the product is received by the customer. With respect to its own retail store operations, the Company recognizes revenue upon the sale of its products to retail customers. The Company's net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, rebates, chargebacks and other allowances. Accruals provided for these items are presented in the condensed consolidated financial statements as reductions to sales. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. Gross margins are affected by, among other things, changes in the relative sales mix among the Company's four distribution channels, the level of promotional programs offered, as well as gross margins of acquired entities. Historically, gross margins from the Company's direct response/e-commerce and retail sales have typically been higher than gross margins from wholesale sales.

        Operating results in all periods presented reflect the impact of acquisitions. The timing of those acquisitions and the changing mix of businesses as acquired companies are integrated into the Company may affect the comparability of results from one period to another.

Results of Operations:

        The following table sets forth for the periods indicated, the Condensed Consolidated Statements of Income of the Company expressed as a percentage of total net sales. Percentages may not add due to rounding.

	For the three months ended June 30,		For the nine months ended June 30,
	2005	2004	2005	2004
Net sales	100%	100%	100%	100%

Costs and expenses:
Cost of sales	50.3%	49.3%	50.6%	49.3%
Catalog printing, postage and promotion	6.2%	5.4%	6.4%	5.0%
Selling, general and administrative	34.2%	35.0%	33.3%	33.4%
Asset impairments	2.5%	0.0%	0.8%	0.0%

	93.3%	89.7%	91.1%	87.7%

Income from operations	6.7%	10.3%	8.9%	12.4%

Other income (expense):
Interest	-1.3%	-1.4%	-1.3%	-1.6%
Miscellaneous, net	0.8%	0.3%	0.4%	0.3%

	-0.5%	-1.1%	-0.9%	-1.3%

Income before provision for income taxes	6.3%	9.2%	8.0%	11.1%
Provision for income taxes	2.6%	2.7%	2.9%	3.7%

Net income	3.6%	6.5%	5.1%	7.4%

        For the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004:

        Net sales.    Net sales by segment during the current fiscal quarter ended June 30, 2005 as compared with the prior comparable period is comprised as follows:

			Dollar Increase (Decrease)	Percentage Change
	Three months ended June 30,
			2005 vs. 2004	2005 vs. 2004
	2005	2004
Wholesale/US Nutrition	$188,228	$171,598	$16,630	9.7%
North American Retail/Vitamin World	58,513	53,452	5,061	9.5%
European Retail/Holland & Barrett/GNC (UK)	143,192	122,320	20,872	17.1%
Direct Response/Puritan's Pride	49,053	52,543	(3,490)	-6.6%

Total	$438,986	$399,913	$39,073	9.8%

        Net sales for the Wholesale/US Nutrition, which markets the Nature's Bounty and Rexall brands, increased primarily due to the Company's gain in market share and aggressive advertising and promotions. The Company continues to adjust shelf space allocation between the Nature's Bounty brand and the Rexall products to provide the best overall product mix and to respond to changing market conditions. These efforts have maintained US Nutrition's position in the mass market. Returns resulted in a reduction to net sales of $10,908 during the current fiscal quarter ended June 30, 2005, a portion of which was associated with the decline for low carb related products, with the remaining due to reallocations of the Nature's Bounty and Rexall brands, as well as other normal business operations. US Nutrition continues to leverage valuable consumer sales information obtained from the Company's Vitamin World retail stores and Puritan's Pride direct-response/e-commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales. For the three months ended June 30, 2005, two customers of the Wholesale / US Nutrition division represented, individually, more than 10% of the Wholesale/US Nutrition segment's net sales. One of these customers is primarily a supplier to the other customer; therefore, changes in the Company's business relationship with either customer would likely result in the loss of most of the net sales to both customers. For the three months ended June 30, 2004, one customer of the Wholesale/US Nutrition division represented, individually, more than 10% of the Wholesale/US Nutrition segment's net sales. While no one customer represented individually more than 10% of the Company's consolidated net sales, the loss of either one of these customers would have a material adverse effect on the Wholesale/US Nutrition segment if the Company is unable to replace such customer(s).

        North American Retail net sales increased primarily due to the acquisition of Le Naturiste ($3,841) and 6 new Vitamin World retail store openings ($921). The number of customers in the Savings Passport Program increased approximately 1.1 million to 5.8 million customers, as compared to 4.7 million customers at the end of the comparable prior period. Same store sales for stores open more than one year increased 0.6% (or $298) reflecting the continued difficult specialty retail environment. North American Retail net sales have remained relatively unchanged due to a general sales slow down across the entire specialty retail market. In addition, as US Nutrition introduces more new products directly to the mass market, the specialty retail market's ability to capitalize on market trends and new products is restricted. The Company expects this trend to continue in the near future. During the current fiscal quarter, Vitamin World opened 6 new stores, closed 11 stores and at the end of the quarter operated 552 stores in the U.S. The Company operated 552 stores in the U.S. as of June 30, 2004. On February 25, 2005, the Company acquired Le Naturiste Jean-Marc Brunet ("Le Naturiste"), a chain of 103 retail stores located throughout Quebec. Le Naturiste is an Eastern Canadian-based company in the business of developing, packaging, marketing and retailing an in-house range of privately-labeled health and natural products. At the time of the acquisition and at the end of the period ended June 30, 2005, the Le Naturiste chain operated 99 company-owned stores and 4 franchised stores.

        European Retail net sales increases were directly attributable to an increase in same store sales for stores open more than one year of 14.0% (or $16,684). These European Retail net sales results include the positive effect of the exchange rate for the British Pound ($3,241 or 2.7%). Without foreign exchange, the increase in same store sales (for stores open more than one year) was 11.3%. The European Retail division continues to leverage its premier status, high street locations and brand awareness to achieve these results. During the current fiscal quarter, the Company's European Retail division opened 5 new stores and closed 1 store and at the end of quarter 609 stores in the U.K., Ireland and the Netherlands were in operation. At June 30, 2004, 599 stores in the U.K., Ireland and the Netherlands were in operation.

        Direct Response/Puritan's Pride net sales decreased as a result of the stagnant market for nutritional supplements, negative publicity surrounding Vitamin E and Puritan's Pride's substantial reduction in pricing. The Company adopted this aggressive pricing strategy to maintain its customer base and to put pressure on competition. Internet orders increased as compared to the prior like period. On-line net sales comprised 30% of this segment's net sales and increased 21.5% in the three months ended June 30, 2005 as compared to the prior comparable period. The Company remains the leader in the direct response and e-commerce sector and continues to increase the number of products available via its catalog and websites.

        Cost of sales.    Cost of sales for the current fiscal quarter ended June 30, 2005 as compared to the prior comparable period is as follows:

	For the three months ended June 30,		For the three months ended June 30,
	2005	% of net sales	2004	% of net sales
Net sales	$438,986	100.0%	$399,913	100.0%
Cost of sales	220,960	50.3%	197,228	49.3%

Gross profit	$218,026	49.7%	$202,685	50.7%

        Gross profit as a percentage of net sales by segment for the current fiscal quarter ended June 30, 2005 as compared to the prior comparable period is as follows:

	Gross profit by segment
	Three months ended June 30,		Change
			2005 vs. 2004
	2005	2004
Wholesale/US Nutrition	36.7%	36.1%	0.6%
North American Retail/Vitamin World	54.9%	58.1%	-3.2%
European Retail/Holland & Barrett/GNC (UK)	62.6%	63.4%	-0.8%
Direct Response/Puritan's Pride	55.3%	61.1%	-5.8%

Total	49.7%	50.7%	-1.0%

        The Wholesale/US Nutrition segment's gross profit remained relatively flat as compared to the prior comparable period. There were $10,908 in returns, a portion of which were associated with the contraction in the low carb related product market with the remaining due to reallocations of the Nature's Bounty and Rexall brands, as well as other normal business operations. The North American Retail gross profit decreased primarily due to heavy discounts offered in order to maintain market share. The European Retail gross profit decreased primarily due to different promotional programs in effect this period as compared to the prior comparable period. Direct Response/ Puritan's Pride gross profit decreased primarily due to aggressive pricing strategy and promotions.

        Catalog printing, postage, and promotion.    Total catalog printing, postage, and promotion expenses for the three months ended June 30, 2005 and 2004 were as follows:

				Percentage Change
	Three months ended June 30,		Dollar Increase (Decrease)
				2005 vs. 2004
	2005	2004	2005 vs. 2004
Advertising, promotions, catalogs	$24,377	$17,123	$7,254	42.4%
Catalog printing and mailing	3,021	4,528	(1,507)	-33.3%

Total	$27,398	$21,651	$5,747	26.5%

Percentage of net sales	6.2%	5.4%

        Of the $5,747 increase, $7,254 was attributable to an increase in promotions for products, mainly via television, magazines, newspapers and mailing programs, partially offset by a decrease of $1,507 in catalog printing costs.

        Total catalog printing, postage, and promotion expenses by segment during the current fiscal quarter ended June 30, 2005 as compared with the prior comparable period is comprised as follows:

				Percentage Change
	Three months ended June 30,		Dollar Increase (Decrease)
				2005 vs. 2004
	2005	2004	2005 vs. 2004
Wholesale/US Nutrition	$19,442	$11,951	$7,491	62.7%
North American Retail/Vitamin World	2,297	2,751	(454)	-16.5%
European Retail/Holland & Barrett/GNC (UK)	1,423	2,025	(602)	-29.7%
Direct Response/Puritan's Pride	4,136	4,874	(738)	-15.1%
Corporate	100	50	50	100.0%

Total	$27,398	$21,651	$5,747	26.5%

        The Wholesale/US Nutrition segment's advertising expenses increased primarily due to advertising expenses incurred related to the following brands: OSTEO Bi-Flex®, WORLDWIDE Sport Nutrition®, Sundown® and Flex-a-min®. The Company undertook this initiative to build brand awareness and to retain market share in a difficult environment. The Wholesale/US Nutrition segment's increase was partially offset by decreases in advertising expenses attributable to the Company's other segments. Investments in advertising and sales promotions are part of the Company's strategic effort to increase market share and long-term growth.

        Selling, general and administrative expenses.    Selling, general and administrative expenses by segment during the current fiscal quarter ended June 30, 2005 as compared with the prior comparable period is as follows:

				Percentage Change
	Three months ended June 30,		Dollar Increase (Decrease)
				2005 vs. 2004
	2005	2004	2005 vs. 2004
Wholesale/US Nutrition	$28,411	$23,056	$5,355	23.2%
North American Retail/Vitamin World	33,514	29,470	4,044	13.7%
European Retail/Holland & Barrett/GNC (UK)	49,623	47,334	2,289	4.8%
Direct Response/Puritan's Pride	10,623	10,912	(289)	-2.6%
Corporate	27,988	29,133	(1,145)	-3.9%

Total	$150,159	$139,905	$10,254	7.3%

Percentage of net sales	34.2%	35.0%

        The European Retail's selling, general and administrative expenses increase of $2,289 includes $1,316 attributable to foreign exchange.

        Selling, general and administrative expense increases for the current fiscal quarter ended June 30, 2005 as compared with the prior comparable period is as follows:

			Dollar Increase	Percentage Change
	Three months ended June 30,
			2005 vs. 2004	2005 vs. 2004
	2005	2004
Payroll	$62,445	$55,947	$6,498	11.6%
Rent	29,481	28,015	1,466	5.2%
Freight	12,738	11,366	1,372	12.1%
Other	45,495	44,577	918	2.1%

Total	$150,159	$139,905	$10,254	7.3%

        Payroll costs increased mainly due to recent business acquisitions and general salary increases, rent expense increased mainly associated with additional North American Retail and European Retail stores, as well as newly leased facilities and freight costs increased mainly resulting from the increase in wholesale sales.

        Asset impairments.    During the current fiscal quarter ended June 30, 2005, the Company recorded asset impairment charges of $10,989. Of this amount, $7,686 represented asset impairment charges for the North American Retail goodwill write-down and $3,303 represented the write-down of long lived assets held and used in its North American Retail locations (Vitamin World operations).

        Interest expense.    The major components of interest expense are interest on Senior Subordinated Notes, and interest on the Credit and Guarantee Agreement ("CGA") used for acquisitions, capital expenditures and other working capital needs. Interest expense during the current fiscal quarter ended June 30, 2005 as compared with the prior comparable period is as follows:

			Dollar Increase
	Three months ended June 30,
			2005 vs. 2004
	2005	2004
Interest expense	$5,663	$5,569	$94

Percentage of net sales	1.3%	1.4%

        At June 30, 2005, the CGA consisted of a $100,000 Revolving Credit Facility, which had borrowings outstanding of $6,000 and a Term Loan C, which had borrowings outstanding of $138,668. Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR, plus applicable margin. At June 30, 2005 the annual borrowing rate for Term Loan C approximated 5.3125% and the annual borrowing rate for the Revolving Credit Facility approximated 5.0%. On August 1, 2005, in connection with the Company's acquisition of Solgar®, the Company amended and restated its existing CGA by adding a new Term Loan A of $120,000 and increasing its existing Revolving Credit Facility from $100,000 to $125,000.

        Miscellaneous, net.    Miscellaneous, net during the current fiscal quarter ended June 30, 2005 as compared to the prior comparable period is as follows:

			Dollar Increase
	Three months ended June 30,
			2005 vs. 2004
	2005	2004
Miscellaneous, net	$3,626	$1,096	$2,530

Percentage of net sales	0.8%	0.3%

        Miscellaneous, net increased for the current quarter ended June 30, 2005 as compared to the prior comparable period primarily attributable to the following:

	Three months ended June 30,		Dollar Increase (Decrease)
	2005	2004	2005 vs. 2004
Foreign exchange transaction gain	$2,277	$439	$1,838
Investment income	893	350	543
Rental income	274	481	(207)
Other	182	(174)	356

Total	$3,626	$1,096	$2,530

        Income taxes.    Income tax expense for the current fiscal quarter ended June 30, 2005 as compared to the prior comparable period, and the respective effective income tax rates, is as follows:

			Dollar Increase
	Three months ended June 30,
			2005 vs. 2004
	2005	2004
Provision for income taxes	$11,477	$10,754	$723

Percentage of net sales	2.6%	2.7%
Effective income tax rate	41.8%	29.3%

        The Company's income tax expense is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business, and the Company's ability to utilize state tax credits that will begin to expire in 2013. Therefore, the Company's overall effective income tax rate could vary as a result of these factors. No income tax benefit was attributed to the goodwill impairment charge of $7,686. This charge impacted the effective income tax rate for the three months ended June 30, 2005 by 9.15%. Excluding the effect of the goodwill impairment charge for the three months ended June 30, 2005, the effective income tax rates are generally less than the U.S. federal statutory tax rate primarily due to the enhanced tax structure of foreign subsidiaries which could also continue to impact future fiscal years.

        In October 2004, the American Jobs Creation Act of 2004 (Act) became effective in the U.S. Two provisions of the Act may impact the Company's provision for income taxes in future periods, namely those related to the Qualified Production Activities Deduction (QPA) and Foreign Earnings Repatriation (FER). The QPA will be effective for the Company's U.S. federal tax return year beginning after September 30, 2005. Due to the interaction of the law's provisions as well as the particulars of the Company's tax position, the ultimate effect of the QPA on the Company's future provision for income taxes has not been determined at this time. The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. At this time, the Company has not completed its evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision to the Company and its potential benefit to the Company, if any. The Company intends to complete its evaluation of the FER provision by September 30, 2005.

        Net income.    After income taxes, the Company had net income in the fiscal third quarter ended June 30, 2005 as compared to the prior comparable period (and the respective basic and diluted earnings per share) as follows:

			Dollar Decrease
	Three months ended June 30,
			2005 vs. 2004
	2005	2004
Net income	$15,966	$25,902	$(9,936)

Percentage of net sales	3.6%	6.5%
Net income per share:
Basic	$0.24	$0.39
Diluted	$0.23	$0.37

        Included in the results for the three months ended June 30, 2005 are asset impairment charges for the North American Retail goodwill write-down ($7,686 or basic and diluted earnings per share of $0.11) and the write-down of long lived assets held and used in its North American Retail locations (Vitamin World operations) ($3,303 or basic and diluted earnings per share of $0.03).

        For the nine month period ended June 30, 2005 compared to the nine month period ended June 30, 2004:

        Net sales.    Net sales by segment for the nine month period ended June 30, 2005 as compared with the prior comparable period is comprised as follows:

				Percentage Change
	Nine months ended June 30,		Dollar Increase (Decrease)
				2005 vs. 2004
	2005	2004	2005 vs. 2004
Wholesale/US Nutrition	$550,402	$540,217	$10,185	1.9%
North American Retail/Vitamin World	167,872	162,963	4,909	3.0%
European Retail/Holland & Barrett/GNC (UK)	432,062	362,787	69,275	19.1%
Direct Response/Puritan's Pride	151,633	158,592	(6,959)	-4.4%

Total	$1,301,969	$1,224,559	$77,410	6.3%

        Net sales for the Wholesale/US Nutrition, which markets the Nature's Bounty and Rexall brands, increased primarily due to the Company's gain in market share and aggressive advertising and promotions. The Company continues to adjust shelf space allocation between the Nature's Bounty brand and the Rexall products to provide the best overall product mix and to respond to changing market conditions. These efforts have maintained US Nutrition's position in the mass market. Returns resulted in a reduction to net sales of $32,912 during the nine months ended June 30, 2005, a portion of which was associated with the decline for low carb related products with the remaining due to reallocations of the Nature's Bounty and Rexall brands, as well as other normal business operations. US Nutrition continues to leverage valuable consumer sales information obtained from the Company's Vitamin World retail stores and Puritan's Pride direct-response/e-commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales. For the nine months ended June 30, 2005 and 2004, two customers of the Wholesale/US Nutrition division represented, individually, more than 10% of the Wholesale/US

Nutrition segment's net sales. One of these customers is primarily a supplier to the other customer; therefore, changes in the Company's business relationship with either customer would likely result in the loss of most of the net sales to both customers. While no one customer represented individually more than 10% of the Company's consolidated net sales, the loss of either one of these customers would have a material adverse effect on the Wholesale/US Nutrition segment if the Company is unable to replace such customer(s).

        North American Retail net sales increased primarily due to the acquisition of Le Naturiste ($5,424) and 17 new Vitamin World retail store openings ($1,522). The number of customers in the Savings Passport Program increased approximately 1.1 million to 5.8 million customers, as compared to 4.7 million customers at the end of the comparable prior period. Same store sales for stores open more than one year decreased 2.9% (or $4,456) reflecting the continued difficult specialty retail environment. As US Nutrition introduces more new products directly to the mass market, the specialty retail market's ability to capitalize on market trends and new products is restricted. The Company expects this trend to continue in the near future. During the nine months ended June 30, 2005, Vitamin World opened 17 new stores, closed 22 stores and at the end of the period operated 552 stores. The Company operated 552 Vitamin World stores in the U.S. as of June 30, 2004. On February 25, 2005, the Company acquired Le Naturiste Jean-Marc Brunet, a chain of 103 retail stores located throughout Quebec. Le Naturiste is an Eastern Canadian-based company in the business of developing, packaging, marketing and retailing an in-house range of privately-labeled health and natural products. This acquisition contributed $5,424 in net sales since its acquisition date. At the time of the acquisition and at the end of the period ended June 30, 2005, the Le Naturiste chain operated 99 company-owned stores and 4 franchised stores.

        European Retail net sales increases were directly attributable to an increase in same store sales for stores open more than one year of 15.6% (or $55,660). These European Retail net sales results include the positive effect of the exchange rate for the British Pound ($17,508 or 4.9%). Without foreign exchange, the increase in same store sales (for stores open more than one year) was 10.7%. The European Retail division continues to leverage its premier status, high street locations and brand awareness to achieve these results. During the nine months ended June 30, 2005, the Company's European Retail division opened 11 new stores and closed 4 stores and at the end of period 609 stores in the U.K., Ireland and the Netherlands were in operation. At June 30, 2004, 599 stores in the U.K., Ireland and the Netherlands were in operation.

        Direct Response/Puritan's Pride net sales decreased as a result of the stagnant market for nutritional supplements, negative publicity surrounding Vitamin E and Puritan's Pride's substantial reduction in pricing. The Company adopted this aggressive pricing strategy to maintain its customer base and to put pressure on competition. Internet orders increased as compared to the prior like period. On-line net sales comprised 28% of this segment's net sales and increased 15.9% in the nine months ended June 30, 2005 as compared to the prior comparable period. The Company remains the leader in the direct response and e-commerce sector and continues to increase the number of products available via its catalog and websites.

        Cost of sales.    Cost of sales for the nine months ended June 30, 2005 compared the prior comparable period is as follows:

	For the nine months ended June 30,		For the nine months ended June 30,
	2005	% of net sales	2004	% of net sales
Net sales	$1,301,969	100.0%	$1,224,559	100.0%
Cost of sales	658,994	50.6%	603,362	49.3%

Gross profit	$642,975	49.4%	$621,197	50.7%

        Gross profit as a percentage of net sales by segment for the nine months ended June 30, 2005 as compared to the prior comparable period is as follows:

	Gross profit by segment
	Nine months ended June 30,		Change
			2005 vs. 2004
	2005	2004
Wholesale/US Nutrition	35.1%	37.7%	-2.6%
North American Retail/Vitamin World	54.3%	59.6%	-5.3%
European Retail/Holland & Barrett/GNC (UK)	62.7%	61.7%	1.0%
Direct Response/Puritan's Pride	57.9%	61.1%	-3.2%

Total	49.4%	50.7%	-1.3%

        The Wholesale/US Nutrition segment's gross profit decreased primarily due to an increase in sales incentives and promotion costs which are classified as reductions to gross sales and due to a contraction in the market for low carb related products. There were $32,912 in returns which contributed in part to the 2.6% decrease in gross margin, a portion of which was associated with the contraction in the low carb related product market with the remaining due to reallocations of the Nature's Bounty and Rexall brands, as well as other normal business operations. In addition, US Nutrition's gross profit was also affected by changes in product mix and sales incentive programs. The North American Retail gross profit decreased primarily due to heavy discounts offered in order to maintain market share. The European Retail gross profit increased primarily due to different promotional programs in effect this period as compared to the prior comparable period. Direct Response/Puritan's Pride gross profit decreased primarily due to aggressive pricing strategy and promotions.

        Catalog printing, postage, and promotion.    Total catalog printing, postage, and promotion expenses for the nine months ended June 30, 2005 and 2004 were as follows:

				Percentage Change
	Nine months ended June 30,		Dollar Increase (Decrease)
				2005 vs. 2004
	2005	2004	2005 vs. 2004
Advertising, promotions, catalogs	$73,610	$50,161	$23,449	46.7%
Catalog printing and mailing	9,087	10,948	(1,861)	-17.0%

Total	$82,697	$61,109	$21,588	35.3%

Percentage of net sales	6.4%	5.0%

        Of the $21,588 increase, $23,449 was attributable to an increase in promotions for products, mainly via television, magazines, newspapers and mailing programs, partially offset by a decrease of $1,861 in catalog printing costs.

        Total catalog printing, postage, and promotion expenses by segment during the current fiscal quarter ended June 30, 2005 as compared with the prior comparable period is comprised as follows:

			Dollar Increase (Decrease)	Percentage Change
	Nine months ended June 30,
			2005 vs. 2004	2005 vs. 2004
	2005	2004
Wholesale/US Nutrition	$57,699	$31,334	$26,365	84.1%
North American Retail/Vitamin World	5,716	7,212	(1,496)	-20.7%
European Retail/Holland & Barrett/GNC (UK)	5,519	6,655	(1,136)	-17.1%
Direct Response/Puritan's Pride	13,533	15,772	(2,239)	-14.2%
Corporate	230	136	94	69.1%

Total	$82,697	$61,109	$21,588	35.3%

        The increase in the Wholesale/US Nutrition segment's advertising expenses is primarily due to advertising expenses incurred related to the following brands: OSTEO Bi-Flex®, WORLDWIDE Sport Nutrition®, Sundown® and Flex-a-min®. The Company undertook this initiative to build brand awareness and to retain market share in a difficult environment. The Wholesale/US Nutrition segment's increase was partially offset by decreases in advertising expenses attributable to the Company's other segments. Investments in advertising and sales promotions are part of the Company's strategic effort to increase market share and long-term growth.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for the nine months ended June 30, 2005 as compared with the prior comparable period by segment is as follows:

				Percentage Change
			Dollar Increase (Decrease)
	Nine months ended June 30,
				2005 vs. 2004
	2005	2004	2005 vs. 2004
Wholesale/US Nutrition	$78,257	$74,140	$4,117	5.6%
North American Retail/Vitamin World	96,848	89,593	7,255	8.1%
European Retail/Holland & Barrett/GNC (UK)	146,188	133,009	13,179	9.9%
Direct Response/Puritan's Pride	32,749	32,104	645	2.0%
Corporate	79,152	79,723	(571)	-0.7%

Total	$433,194	$408,569	$24,625	6.0%

Percentage of net sales	33.3%	33.4%

        The European Retail's selling, general and administrative expenses increase of $13,179 includes $6,410 attributable to foreign exchange.

        Selling, general and administrative expense increases for the nine months ended June 30, 2005 as compared with the prior comparable period is as follows:

				Percentage Change
			Dollar Increase (Decrease)
	Nine months ended June 30,
				2005 vs. 2004
	2005	2004	2005 vs. 2004
Payroll	$181,511	$167,184	$14,327	8.6%
Rent	85,731	79,962	5,769	7.2%
Real estate taxes	15,877	13,675	2,202	16.1%
Insurance	19,703	16,524	3,179	19.2%
Freight	35,369	32,652	2,717	8.3%
Impairment charge on building held for sale	1,908	—	1,908	100.0%
Gain on sale of business assets	(1,999)	—	(1,999)	100.0%
Other	95,094	98,572	(3,478)	-3.5%

Total	$433,194	$408,569	$24,625	6.0%

        The increase of $24,625 in selling, general and administrative expense is attributable to the following: Payroll costs increased mainly due to recent business acquisitions and general salary increases; rent and real estate taxes expense increased mainly associated with additional North American Retail and European Retail stores, as well as newly leased facilities; insurance costs increased mainly associated with an increase in general insurance rates; freight costs increased mainly resulting from the increased wholesale sales; impairment charge on building held for sale resulting from the sale of the Rexall corporate building; partially offset by a gain on sale of business assets as a result of the Company selling certain business assets of FSC, a Manchester, U.K. based wholesale operation which sold products to health food stores and pharmacies.

        Asset impairments.    During the nine months ended June 30, 2005, the Company recorded asset impairment charges of $10,989.    Of this amount, $7,686 represented asset impairment charges for the North American Retail goodwill write-down and $3,303 represented the write-down of long lived assets held and used in its North American Retail locations (Vitamin World operations).

        Interest expense.    The major components of interest expense are interest on Senior Subordinated Notes, and interest on the Credit and Guarantee Agreement ("CGA") used for acquisitions, capital expenditures and other working capital needs. Interest expense for the nine months ended June 30, 2005 as compared with the prior comparable period is as follows:

			Dollar Decrease
	Nine months ended June 30,
			2005 vs. 2004
	2005	2004
Interest expense	$17,237	$19,132	$(1,895)

Percentage of net sales	1.3%	1.6%

        Interest expense decreased due to repayments of borrowings under the CGA during the first nine months of fiscal 2005 and the fourth fiscal quarter of fiscal 2004 ($17,255 reduction to principal) offset by an increase in the annual borrowing rate for the Term Loan C (5.3125% at June 30, 2005 as compared to 3.3125% at June 30, 2004). At June 30, 2005, the CGA consisted of a $100,000 Revolving Credit Facility, which had borrowings outstanding of $6,000 and a Term Loan C, which had borrowings outstanding of $138,668. Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR, plus applicable margin. At June 30, 2005 the annual borrowing rate for Term Loan C approximated 5.3125% and the annual borrowing rate for the Revolving Credit Facility approximated 5.0%. On August 1, 2005, in connection with the Company's acquisition of Solgar®, the Company amended and restated its existing CGA by adding a new Term Loan A of $120,000 and increasing its existing Revolving Credit Facility from $100,000 to $125,000.

        Miscellaneous, net.    Miscellaneous, net for the nine months ended June 30, 2005 as compared to the prior comparable period is as follows:

			Dollar Increase
	Nine months ended June 30,
			2005 vs. 2004
	2005	2004
Miscellaneous, net	$5,728	$3,142	$2,586

Percentage of net sales	0.4%	0.3%

        Miscellaneous, net increased for the nine months ended June 30, 2005 as compared to the prior comparable period primarily attributable to the following:

			Dollar Increase (Decrease)
	Nine months ended June 30,
			2005 vs. 2004
	2005	2004
Foreign exchange transaction gain	$2,727	$479	$2,248
Investment income	1,550	751	799
Rental income	877	1,074	(197)
Other	574	838	(264)

Total	$5,728	$3,142	$2,586

        Income taxes.    Income tax expense for the nine months ended June 30, 2005 as compared to the prior comparable period, and the respective effective income tax rates, is as follows:

			Dollar Decrease
	Nine months ended June 30,
			2005 vs. 2004
	2005	2004
Provision for income taxes	$37,860	$44,725	$(6,865)

Percentage of net sales	2.9%	3.7%
Effective income tax rate	36.2%	33.0%

        The Company's income tax expense is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business, and the Company's ability to utilize state tax credits that will begin to expire in 2013. Therefore, the Company's overall effective income tax rate could vary as a result of these factors. No income tax benefit was attributed to the goodwill impairment charge of $7,686. This charge impacted the effective income tax rate for the nine months ended June 30, 2005 by 2.48%. Excluding the effect of the goodwill impairment charge for the nine months ended June 30, 2005, the effective income tax rates are generally less than the U.S. federal statutory tax rate primarily due to the enhanced tax structure of foreign subsidiaries which could also continue to impact future fiscal years.

        In October 2004, the American Jobs Creation Act of 2004 (Act) became effective in the U.S. Two provisions of the Act may impact the Company's provision for income taxes in future periods, namely those related to the Qualified Production Activities Deduction (QPA) and Foreign Earnings Repatriation (FER). The QPA will be effective for the Company's U.S. federal tax return year beginning after September 30, 2005. Due to the interaction of the law's provisions as well as the particulars of the Company's tax position, the ultimate effect of the QPA on the Company's future provision for income taxes has not been determined at this time. The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. At this time, the Company has not completed its evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision to the Company and its potential benefit to the Company, if any. The Company intends to complete its evaluation of the FER provision by September 30, 2005.

        Net income.    After income taxes, the Company had net income for the nine months ended June 30, 2005 as compared to the prior comparable period (and the respective basic and diluted earnings per share) as follows:

			Dollar Decrease
	Nine months ended June 30,
			2005 vs. 2004
	2005	2004
Net income	$66,726	$90,804	$(24,078)

Percentage of net sales	5.1%	7.4%
Net income per share:
Basic	$0.99	$1.36
Diluted	$0.97	$1.31

        Included in the results for the nine months ended June 30, 2005 are asset impairment charges for the North American Retail goodwill write-down ($7,686 or basic and diluted earnings per share of $0.11) and the write-down of long lived assets held and used in its North American Retail locations (Vitamin World operations) ($3,303 or basic and diluted earnings per share of $0.03)

Seasonality:

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

Liquidity and Capital Resources:

        The Company's primary sources of liquidity and capital resources are cash generated from operations and a $100,000 Revolving Credit Facility maintained by the Company under its Credit & Guarantee Agreement ("CGA"). On August 1, 2005, in connection with the Company's acquisition of Solgar®, the Company amended and restated its existing CGA by adding a new Term Loan A of $120,000 and increasing its existing Revolving Credit Facility from $100,000 to $125,000. Please see below for further discussion regarding the Company's CGA. The Company's principal uses of cash have been to finance working capital, facility expansions, acquisitions, capital expenditures and debt service requirements. The Company anticipates these uses will continue to be its principal uses of cash in the future.

        The following table sets forth, for the periods indicated, the Company's net cash flows provided by (used in) operating, investing and financing activities, its period-end cash and cash equivalents and other operating measures:

	For the nine months ended June 30,
	2005	2004
Cash flow provided by operating activities	$64,988	$137,407
Cash flow used in investing activities	$(42,845)	$(26,837)
Cash flow used in financing activities	$(12,779)	$(116,256)
Cash and cash equivalents at end of period	$30,155	$50,185
Days sales outstanding	62	61
Inventory turnover	2.01	2.41

        As of June 30, 2005, working capital was $433,909, compared with $359,847 as of September 30, 2004, an increase of $74,062. The increase in working capital of $74,062 was primarily due to increases in current assets including cash and inventories, offset partially by a decrease in accounts receivable, prepaid and other current assets and an increase in accrued expenses. Accounts receivable decreased due to increased collections. The annualized number of average days' sales outstanding (on wholesale net sales) at June 30, 2005, was 62 days, compared with 61 days at June 30, 2004. Inventory levels have increased to ensure supply of scarce ingredients for the Company's joint care products, including Osteo Bi-Flex®, Flex-a-Min® and Knox NutraJoint®, as well as to ensure adequate raw material supplies for other popular items in short supply. The annualized inventory turnover rate was approximately 2.01 times during the nine month period ended June 30, 2005 compared with 2.41 times during the prior comparable period primarily due to the increased inventory levels. Prepaid and other current assets decreased primarily due to the normal amortization of prepaid insurance costs (annual policy begins in July) and the sale of a building previously held for sale.

        The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. Cash and cash equivalents totaled $30,155 and $21,751 at June 30, 2005 and September 30, 2004, respectively. At June 30, 2005, $30,150 of the Company's cash and cash equivalents were held by its foreign subsidiaries. These funds are subject to U.S. income taxation on repatriation to the U.S. The Company is currently assessing the impact of the one-time favorable foreign dividend provisions recently enacted as part of the American Jobs Creation Act of 2004. The Company currently repatriates all earnings from its foreign subsidiaries. The Company generated cash from operating activities of $64,988 and $137,407 during the nine month periods ended June 30, 2005 and 2004, respectively. The overall decrease in cash provided by operating activities during the nine month period ended June 30, 2005 as compared to the prior comparable period was mainly attributable to decreased net income and non-cash charges, as well as changes in operating assets and liabilities discussed above, partially offset by asset impairment charges.

        Cash used in investing activities was $42,845 and $26,837 during the nine month periods ended June 30, 2005 and 2004, respectively. During the nine month period ended June 30, 2005, cash flows used in investing activities consisted primarily of the purchase of property, plant and equipment ($49,786, of which $18,609 was attributable to a new distribution facility in Hazelton, PA) and cash paid for acquisitions (LeNaturiste and SISU), net of cash acquired ($13,434), offset by proceeds from the sale of property, plant and equipment held for sale ($9,950) mainly due to the sale of the Rexall building, proceeds from the sale of certain business assets of FSC, a Manchester, U.K. based wholesale operation which sold products to health food stores and pharmacies ($5,766), cash settlement received from the GNC (UK) purchase price adjustment ($4,558), proceeds from the sale of property, plant and equipment ($71) and proceeds from the sale of a trademark ($30). During the nine month period ended June 30, 2004 cash flows used in investing activities consisted primarily of the purchase of property, plant and equipment ($32,087), offset by proceeds from the sale of investment in bonds ($4,158) and proceeds from sale of property, plant and equipment ($1,092).

        Net cash used in financing activities was $12,779 and $116,256 during the nine months ended June 30, 2005 and 2004, respectively. For the nine month period ended June 30, 2005 cash flows used in financing activities related to principal payments under long-term debt agreements ($18,810) and purchase of treasury stock ($176), offset by proceeds from borrowings under long-term debt agreements ($6,000) and the exercise of stock options ($207). Cash used in financing activities during the nine month period ended June 30, 2004 related to principal payments under long-term debt agreements ($116,563) and payments for financing fees ($500), offset by proceeds from the exercise of stock options ($807).

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

        The Company's management uses EBITDA as a supplementary non-GAAP liquidity measure to allow the Company to evaluate each of its operating segments cash-generating ability to fund income tax payments, corporate overhead, capital expenditures and increases in working capital. EBITDA is also used by management to allocate resources for growth among its segments, to evaluate the Company's ability to service its debt and to raise capital for growth opportunities, including acquisitions. Under the Company's credit arrangements, a number of covenants must be met, including, but not limited to, a minimum fixed charge coverage ratio, a minimum consolidated interest coverage ratio and a maximum leverage ratio. EBITDA is a factor utilized in calculating all of the ratios mentioned. The specific covenants and related definitions can be found in the CGA, which has been previously filed with the Securities and Exchange Commission. Covenants contained in the CGA are based on what the Company refers to herein as "EBITDA". In addition, the Company uses EBITDA as a supplemental non-GAAP liquidity measure in financial presentations to the Company's Board of Directors, shareholders, various banks participating in the Company's Credit Facility, note holders and Bond Rating agencies, among others, to assist them in their evaluation of the Company's cash flow. The Company uses EBITDA in conjunction with traditional GAAP liquidity measures as part of its overall assessment and therefore does not place undue reliance on EBITDA as its only measure of cash flow. The Company believes EBITDA is useful for both the Company and investors as it is a commonly used analytical measurement for assessing a company's cash flow ability to service and/or incur additional indebtedness, by excluding the impact of certain non-cash items such as depreciation and amortization. EBITDA has historically been used by the Company's lenders to measure compliance with certain financial debt covenants, and the Company believes that EBITDA provides a meaningful measure of liquidity and the Company's ability to service its long-term debt and other fixed obligations. The Company believes that EBITDA is specifically relevant to the Company due to the Company's leveraged position as well as the common use of EBITDA as a liquidity measure within the Company's industries by lenders, investors and others in the financial community. The Company has included EBITDA as a supplemental liquidity measure, which should be evaluated by investors in conjunction with the traditional GAAP liquidity measures discussed earlier in this Liquidity and Capital Resources section for a complete evaluation of the Company's cash flow.

        The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA:

	For the three months ended June 30,			For the nine months ended June 30,
	2005		2004	2005		2004
Net cash provided by operating activities	$10,911		$23,551	$64,988		$137,407
Interest expense	5,663		5,569	17,237		19,132
Income tax provision	11,477		10,754	37,860		44,725
Working capital and other liabilities	30,630		20,170	58,548		7,205
Other	(10,426)	(a)	(2,229)	(12,534)	(a)	(6,960)

EBITDA	$48,255	(a)	$57,815	$166,099	(a)	$201,509

(a)
The asset impairment charges of $10,989 are included as a deduction to EBITDA.

        The Company's management also uses EBITDA as a supplementary non-GAAP operating performance measure to assist with its overall evaluation of the Company and its segment's operating performance. EBITDA has certain material limitations as follows:

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

        Management believes the presentation of EBITDA is relevant and useful because EBITDA is a measurement industry analysts utilize when evaluating the Company and its segments' operating performance. Management provides this non-GAAP measurement as a way to help investors understand its core segment operating performance, to enhance comparisons of the Company and its segments' core operating performance from period to period and to allow comparisons of the Company and its segments' operating performance to that of its competitors. Since the Company has historically reported non-GAAP segment results to the investment community, it believes the inclusion of non-GAAP numbers provides consistency in financial reporting. Additionally, management uses EBITDA for purposes of reviewing the results of operations for planning and forecasting certain segment operations in future periods, as well as providing a supplemental measure used by the Company's chief decision maker to evaluate the ongoing performance of its segments and reporting units. EBITDA does not represent cash flow from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered an alternative to net income under GAAP for purposes of evaluating the results of operations.

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

        EBITDA by segment was calculated as follows:

Reconciliation of GAAP Measures to Non-GAAP Measures
(Unaudited)

	THREE MONTHS ENDED JUNE 30, 2005
	Pretax income (loss)	Depreciation and amortization	Interest	EBITDA
Wholesale/US Nutrition	$21,211	$2,487	$—	$23,698
North American Retail/Vitamin World	(14,651)	1,638	—	(13,013)	(a)
European Retail/Holland & Barrett/GNC (UK)	38,632	4,188	—	42,820
Direct Response/Puritan's Pride	12,377	1,244	—	13,621

Segment Results	57,569	9,557	—	67,126
Corporate	(30,126)	5,592	5,663	(18,871)

Total	$27,443	$15,149	$5,663	$48,255	(a)

(a)
The asset impairment charges of $10,989 are included as a deduction to EBITDA.

Reconciliation of GAAP Measures to Non-GAAP Measures
(Unaudited)

	THREE MONTHS ENDED JUNE 30, 2004
	Pretax income (loss)	Depreciation and amortization	Interest	EBITDA
Wholesale/US Nutrition	$26,920	$2,493	$—	$29,413
North American Retail/Vitamin World	(1,147)	2,323	—	1,176
European Retail/Holland & Barrett/GNC (UK)	28,247	3,983	—	32,230
Direct Response/Puritan's Pride	16,294	1,294	—	17,588

Segment Results	70,314	10,093	—	80,407
Corporate	(33,658)	5,497	5,569	(22,592)

Total	$36,656	$15,590	$5,569	$57,815

	NINE MONTHS ENDED JUNE 30, 2005
	Pretax income (loss)	Depreciation and amortization	Interest	EBITDA
Wholesale/US Nutrition	$57,310	$7,441	$—	$64,751
North American Retail/Vitamin World	(22,334)	5,249	—	(17,085)	(a)
European Retail/Holland & Barrett/GNC (UK)	118,980	10,616	—	129,596
Direct Response/Puritan's Pride	41,522	3,826	—	45,348

Segment Results	195,478	27,132	—	222,610
Corporate	(90,892)	17,144	17,237	(56,511)

Total	$104,586	$44,276	$17,237	$166,099	(a)

(a)
The asset impairment charges of $10,989 are included as a deduction to EBITDA.

	NINE MONTHS ENDED JUNE 30, 2004
	Pretax income (loss)	Depreciation and amortization	Interest	EBITDA
Wholesale/US Nutrition	$97,927	$7,935	$—	$105,862
North American Retail/Vitamin World	243	8,509	—	8,752
European Retail/Holland & Barrett/GNC (UK)	84,229	9,881	—	94,110
Direct Response/Puritan's Pride	48,980	4,102	—	53,082

Segment Results	231,379	30,427	—	261,806
Corporate	(95,850)	16,421	19,132	(60,297)

Total	$135,529	$46,848	$19,132	$201,509

        Debt Agreements:    At June 30, 2005, the Company maintained Senior Secured Credit Facilities under its Credit and Guarantee Agreement ("CGA") consisting of a $100,000 Revolving Credit Facility, which had borrowings outstanding of $6,000 and a Term Loan C, which had borrowings outstanding of $138,668. The Revolving Credit Facility and Term Loan C are scheduled to mature on the earlier of (i) fifth anniversary of the closing date for the Revolving Credit Facility and the sixth anniversary date for Term Loan C; or (ii) March 15, 2007 if the Company's 8 5/8% senior subordinated Notes due September 15, 2007 are still outstanding. Virtually all of the Company's assets are collateralized under the CGA. Under the CGA, the Company is obligated to maintain various financial ratios and covenants that are typical for such facilities.

        On August 1, 2005, in connection with the Company's acquisition of Solgar®, the Company amended and restated its existing credit agreement by adding a new Term Loan A of $120,000 and increasing its existing Revolving Credit Facility from $100,000 to $125,000. Amendments were also made to certain covenants, such as eliminating the minimum fixed charge coverage ratio covenant and increasing the capital expenditures limitation from $50,000 to $75,000.

        Interest rates charged on borrowings under the CGA can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. At June 30, 2005, the annual borrowing rate for Term Loan C approximated 5.3125% and the annual borrowing rate for the Revolving Credit Facility approximated 5.0%. The Company is required to pay a commitment fee, which varies between .25% and .50% per annum, depending on the Company's ratio of debt to EBITDA, on any unused portion of the Revolving Credit Facility. The Company is required to make quarterly principal installments under Term Loan C of approximately $353. The Term Loan C also requires the last four quarterly principal installments to be balloon payments of approximately $33,608 beginning September 30, 2008. The current principal portion of Term Loan C at June 30, 2005 was $1,411. Utilizing the Company's current borrowing rate of 5.3125% at June 30, 2005, the estimated interest to be paid over the remaining life of Term Loan C approximates $26,639. Of such amount, interest of approximately $7,441 is expected to be paid within the next twelve months. Since the interest rate on this debt is variable, the expected interest to be paid over the term of this loan is subject to revision as interest rates change. The interest rate charged for the Term Loan C is reset quarterly and is equal to the 3-month LIBOR rate plus 2%.

        In 1997, the Company issued $150,000 of 8 5/8% senior subordinated Notes ("Notes") due in 2007. The Notes are unsecured and subordinated in right of payment to all existing and future indebtedness of the Company, including the CGA. Interest payments relating to such debt approximates $12,938 per annum.

        The Company's credit arrangements, generally the indenture governing the Notes ("Indenture") and the CGA, impose certain restrictions on the Company and its subsidiaries regarding capital expenditures and limit the Company's ability to do any of the following: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions are subject to certain limitations and exclusions. Please refer to the Company's 2004 Form 10-K for further discussion of the Company's dividend restrictions.

        Under the Company's credit arrangements at June 30, 2005, a number of covenants must be met, including, but not limited to, a minimum fixed charge coverage ratio, a minimum consolidated interest coverage ratio and a maximum leverage ratio. The Amended and Restated Credit Agreement dated August 1, 2005 eliminates the minimum fixed charge coverage ratio covenant. According to the CGA, EBITDA is defined as the sum of net income plus interest, taxes, depreciation and amortization. EBITDA is a factor utilized in calculating all of the ratios mentioned. The specific covenants and related definitions can be found in the CGA, which has been previously filed with the Securities and Exchange Commission. Covenants contained in the CGA are based on what the Company refers to herein as "EBITDA".

        In addition, a default under certain covenants in the Indenture and the CGA, respectively, could result in the acceleration of the Company's payment obligations under the CGA and the Indenture, as the case may be, and, under certain circumstances, in cross-defaults under other debt obligations. Any such defaults may have a negative effect on the Company's liquidity.

  A summary of contractual cash obligations as of June 30, 2005 is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt(a)	$297,468	$1,861	$153,440	$141,582	$585
Operating leases	550,597	69,202	154,550	118,116	208,729
Purchase commitments	161,161	161,161	—	—	—
Capital commitments	24,387	24,387	—	—	—
Employment and consulting agreements	4,131	2,668	1,463	—	—

Total contractual cash obligations	$1,037,744	$259,279	$309,453	$259,698	$209,314

(a)
Such amounts exclude interest payments. Utilizing the Company's current borrowing rate of 5.3125% at June 30, 2005, the estimated interest to be paid over the remaining life of Term Loan C approximates $26,639. Of such amount, interest of approximately $7,441 is expected to be paid within the next twelve months. Since the interest rate on this debt is variable, the expected interest to be paid over the term of this loan is subject to revision as interest rates change. Interest payments relating to the Notes approximate $12,938 per annum.

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

        The Company was committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $161,161 at June 30, 2005. Such purchase orders are generally cancelable at the discretion of the Company until the order has been shipped, but require repayment of all expenses incurred through the date of cancellation. During the nine months ended June 30, 2005 one supplier individually represented greater than 10% of the Company's raw material purchases. Due to numerous alternative suppliers available, the Company does not believe that the loss of this or any other single supplier would have a material adverse effect on the Company's consolidated financial condition or results of operations.

        The Company had approximately $5,582 in open capital commitments at June 30, 2005, primarily related to manufacturing equipment as well as to computer hardware and software. Also, the Company has an $8,105 commitment for an expansion of its soft-gel facility and a $10,700 commitment for the purchase of an additional manufacturing facility, both of which are expected to be completed within one year.

        The Company has employment agreements with two of its executive officers. The agreements, entered into in October 2002, each have a term of five years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and change in control of the Company. The annual commitment for salaries to these two officers as of June 30, 2005 was approximately $1,170. In addition, five members of Holland & Barrett's ("H&B") senior executive staff have service contracts terminable by the Company upon twelve months' notice. The aggregate commitment for such H&B executive staff as of June 30, 2005 was approximately $1,273.

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

        At June 30, 2005, credit ratings were as follows:

Credit Rating Agency	Notes	CGA	Overall
Standard and Poors	B+	BB	BB
Moody's	B1	Ba2	—

        Both credit agencies' ratings remained unchanged from the prior period.

New accounting developments:

        In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. APB Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods' financial statements, unless it is impracticable to determine the period-specific effects of the change. The FASB identified the reason for the issuance of SFAS No. 154 to be part of a broader attempt to eliminate differences with the International Accounting Standards Board (IASB). The Statement is effective for fiscal years beginning after December 15, 2005. The Company is required to adopt this statement starting in its fiscal 2007 reporting period. The Company does not anticipate that the adoption of SFAS No. 154 will have a significant impact on the Company's consolidated financial position or results of operations.

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

  •
  The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the Act. In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). FSP 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. At this time, the Company has not completed its evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision to the Company and its potential benefit to the Company, if any. The Company intends to complete its evaluation of the FER provision by September 30, 2005.

ITEM 3:

NBTY, INC. and SUBSIDIARIES
QUANTITATIVE and QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
(In thousands)

Quantitative and Qualitative Disclosures About Market Risk:

        The Company is subject to currency fluctuations, primarily with respect to the British Pound, the Euro, and the Canadian dollar, and interest rate risks that arise from normal business operations. The Company regularly assesses these risks. As of June 30, 2005, the Company had not entered into any hedging transactions.

        The Company has subsidiaries whose operations are denominated in foreign currencies (primarily the British Pound, the Euro and the Canadian dollar). The Company consolidates the earnings of its international subsidiaries by translating them into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" (SFAS 52). The statements of income of the Company's international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the remeasurement of these foreign currencies denominated transactions results in increased net sales, operating expenses and net income. Similarly, the Company's net sales, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.

        The U.S. dollar volume of net sales denominated in foreign currencies was approximately $445,324, or 34.2% of total net sales, for the nine months ended June 30, 2005. During the nine months ended June 30, 2005, the U.S. dollar weakened approximately 5% against the foreign currencies, as compared to the prior year comparable period, resulting in an increase in net sales of approximately $18,056 and an increase in operating income of approximately $3,615 for the nine months ended June 30, 2005. The related impact on basic and diluted earnings per share was $0.03 for the same period. The Company estimates that a 10% change in the average foreign currencies exchange rates would have impacted the Company's operating income by approximately $7,424.

        To manage the potential loss arising from changing interest rates and its impact on long-term debt, the Company's policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments.

        The Company is exposed to changes in interest rates on its floating rate CGA and fixed rate Notes. At June 30, 2005 and September 30, 2004, based on a hypothetical 10% decrease in interest rates related to the Company's fixed rate Notes, the Company estimates that the fair value of its fixed rate debt would have increased by approximately $2,300 and $2,800, respectively. At June 30, 2005 and September 30, 2004, the Company had borrowings outstanding under its CGA of $144,668 and $155,531, respectively. A hypothetical 10% change in interest rates would not have a material effect on the Company's consolidated pretax income or cash flow.

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

NBTY, INC. and SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

  Nutrition Bars

        Rexall and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. The Company has defended vigorously this action. During this quarter, the court vacated the July 6, 2005 status conference and set a further status conference for January 6, 2006. Until that time, the case is stayed for all purposes. Based upon the information available at this time, the Company believes that its accrual is adequate for the exposure in the nutrition bar litigation. However, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

  Shareholder Litigation

        During the period from June 24, 2004 through September 3, 2004, six separate shareholder class actions were filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of New York ("Eastern District"), on behalf of shareholders who purchased shares of the Company's common stock between February 9, 2004 and July 22, 2004 (the potential "Class Period"). The actions allege that the Company failed to disclose material facts during the Class Period that resulted in a decline in the price of the Company's stock after June 16, 2004 and July 22, 2004, respectively. The Court consolidated the six class actions in March 2005, and appointed lead plaintiffs and lead counsel for the plaintiffs. Newly appointed lead plaintiffs filed a consolidated amended complaint alleging an amended class period from November 10, 2003 to July 22, 2004. The Company, its officers and directors intend to file a motion to dismiss the action.

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

        Also, a purported shareholder of the Company delivered a demand that the Board of Directors of the Company commence a civil action against certain officers and directors of the Company based on certain of the allegations described above. The Board of Directors of the Company, based on the investigation and recommendation of a special committee of the Board, determined not to commence any such lawsuit. On or about April 28, 2005, a second state-court derivative action was filed in the Supreme Court of the State of New York, Suffolk County, by this purported shareholder alleging wrongful rejection of his demand and breaches of fiduciary duties by some of the individual directors and officers of the Company, with the Company named as a nominal defendant. This derivative complaint is predicated upon the same allegations as the dismissed Eastern District consolidated derivative action. This derivative action is currently stayed by agreement of the parties. The Company and its named officers and directors intend to file a motion to dismiss or further stay this derivative action at the appropriate procedural time.

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

  Regulatory Matters

        In June 2003, the Company received a letter of inquiry from the FTC concerning the Company's marketing of a certain weight loss product, as well as the marketing of Royal Tongan Limu dietary supplement by a subsidiary of the Company, Dynamic Essentials (DE), Inc. ("DEI"). The Company ceased all DEI operations and terminated all DEI employees in September 2003. In March 2005, FTC Staff recommended to the FTC Commissioners that a civil penalty action should be brought against the Company alleging the Company's violation of its 1995 FTC consent decree. The Company has discussed the FTC Staff's recommendation with the FTC Commissioners and the Department of Justice. Based upon the information available at this time, the Company believes that its accrual is adequate for the exposure in this matter.

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
10.1	Employment Agreement, effective October 1, 2002, by and between NBTY, Inc. and Scott Rudolph(3)
10.2	Employment Agreement, effective October 1, 2002, by and between NBTY, Inc. and Harvey Kamil(3)
10.3	Executive Consulting Agreement, effective January 1, 2002, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(3)

10.4	First Amendment to Executive Consulting Agreement, effective January 1, 2003, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(2)
10.5	Second Amendment to Executive Consulting Agreement, effective January 1, 2004, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(7)
10.6	NBTY, Inc. Employees' Stock Ownership Plan, dated December 28, 1999(3)
10.7	Amendment to the NBTY, Inc. Employees' Stock Ownership Plan, effective January 1, 2000(3)
10.8	NBTY, Inc. Year 2000 Incentive Stock Option Plan(4)
10.9	NBTY, Inc. Year 2002 Stock Option Plan(5)
10.10	Guarantee and Collateral Agreement made by NBTY, Inc. and the other Grantors party hereto in favor of JPMORGAN CHASE BANK, as Administrative Agent dated as of July 24, 2003(2)
10.11
Second Amended and Restated Credit Agreement, as further amended and restated as of August 1, 2005, among NBTY, Inc., as Borrower, The Several Lenders from Time to Time Parties Thereto, JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent, and BANK OF AMERICA, N.A., as Syndication Agent.*
10.12	Rexall Sundown, Inc. Purchase Agreement, dated as of June 9, 2003, among Royal Numico N.V., Numico USA and NBTY, Inc.(6)
10.13	2005 Salary and Bonuses for Executive Officers of NBTY, Inc.(8)
10.14	Third Amendment to Executive Consulting Agreement, effective January 1, 2005, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(9)
10.15	Purchase Agreement by and between Wyeth and NBTY, Inc. dated as of June 6, 2005 (the "Solgar Purchase Agreement").*
10.16	Amendment to the Solgar Purchase Agreement, dated August 1, 2005.*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(8)
Incorporated by reference to NBTY, Inc.'s Form 8-K filed on February 11, 2005 (File #001-31788).

(9)
Incorporated by reference to NBTY, Inc.'s Form 10-Q filed on May 9, 2005 (File #001-31788).

b.
Reports on Form 8-K during the quarter ended June 30, 2005.

•
On April 27, 2005 the Company filed a current report on Form 8-K to accompany its press release on April 26, 2005 announcing results for the three and six months ended March 31, 2005.

•
On May 11, 2005, the Company filed a current report on Form 8-K to announce that on May 10, 2005, Neil Koenig was named as a newly elected director of the Board of Directors (the "Board") of NBTY, Inc. (the "Company"), filling a vacancy on the Board.

•
On May 17, 2005, the Company filed a current report on Form 8-K to accompany its press release on May 16, 2005, announcing sales results for April 2005.

•
On June 7, 2005, the Company filed a current report on Form 8-K to accompany its press release on June 7, 2005 announcing it had entered into a purchase agreement to acquire substantially all the assets of Solgar Vitamin and Herb, a division of Wyeth Consumer Healthcare, for approximately $115 million.

•
On June 9, 2005, the Company filed a current report on Form 8-K to accompany its press release on June 9, 2005 announcing the acquisition of SISU Inc. ("SISU"), a Canadian-based manufacturer and distributor of vitamins and supplements, for $5.7 million (USD) in cash.

•
On June 13, 2005, the Company filed a current report on Form 8-K to accompany its press release on June 9, 2005 announcing sales results for May 2005.

NBTY, INC. and SUBSIDIARIES
SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, INC. (Registrant)
Date: August 9, 2005	By:	/s/ SCOTT RUDOLPH Scott Rudolph Chairman and Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2005	By:	/s/ HARVEY KAMIL Harvey Kamil President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

NBTY, INC. and SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q FISCAL QUARTER ENDED JUNE 30, 2005 INDEX
  ITEM 1
NBTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars and shares in thousands)
NBTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars and shares in thousands, except per share amounts)
NBTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars and shares in thousands)
NBTY, INC. and SUBSIDIARIES NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (In thousands, except per share amounts, number of locations and amortization periods)
% of Wholesale/US Nutrition division's net sales
  ITEM 2
NBTY, INC. and SUBSIDIARIES MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS (Continued) (In thousands, except per share amounts and number of stores)
Reconciliation of GAAP Measures to Non-GAAP Measures (Unaudited)
Reconciliation of GAAP Measures to Non-GAAP Measures (Unaudited)
NBTY, INC. and SUBSIDIARIES QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK (In thousands)
NBTY, INC. and SUBSIDIARIES CONTROLS AND PROCEDURES
NBTY, INC. and SUBSIDIARIES SIGNATURES