Form 10-K
period 2005-09-30
NBTY INC
filed 2005-12-22
CIK 70793

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2005.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 001-31788

NBTY, INC.
(Exact name of registrant as specified in charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-2228617 (I.R.S. Employer Identification No.)
90 Orville Drive Bohemia, New York (Address of principal executive offices)	11716 (Zip Code)
(631) 567-9500 (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.008 per share	New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒    No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☒

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

Yes ☒    No ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act rule 12b-2).

Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 31, 2005, was approximately $1,314,570,528. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates. The number of shares of Common Stock of the Registrant outstanding at March 31, 2005 was approximately 67,185,000. The number of shares of Common Stock of the Registrant outstanding at December 19, 2005 was approximately 67,194,000.

DOCUMENTS INCORPORATED BY REFERENCE.

        Portions of the Registrant's definitive proxy statement for the Annual Meeting of Stockholders, which is expected to by filed within 120 days after the Registrant's fiscal year ended September 30, 2005, are incorporated by reference into Part III hereof.

NBTY, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005
TABLE OF CONTENTS

i

ii

PART I

Forward Looking Statements

        This Annual Report on Form 10-K (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of NBTY, Inc. and its subsidiaries (collectively, the "Company"). Discussions containing such forward-looking statements may be found in Items 1, 2, 3, 7, 7A and 9A hereof, as well as within this Report generally. In addition, when used in this Report, the words "subject to," "believe," "expect," "plan," "project," "estimate," "intend," "may," "should," "can," or "anticipate," or the negative thereof, or variations thereon, or similar expressions are intended to identify forward-looking statements, which are inherently uncertain. Similarly, discussions of strategy, although believed to be reasonable, are also forward-looking statements and are inherently uncertain.

        All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. Factors which may materially affect such forward-looking statements include: (i) adverse studies and/or publicity regarding nutritional supplements generally or a particular supplement; (ii) slow or negative growth in the nutritional supplement industry; (iii) interruption of business or negative impact on sales and earnings due to hurricanes, earthquakes, other acts of God, acts of war, terrorism, bio-terrorism, civil unrest or disruption of mail service; (iv) inability to retain customers of companies (or mailing lists) recently acquired; (v) increased competition; (vi) increased costs; (vii) loss or retirement of key members of management; (viii) increases in the cost of borrowings and/or unavailability of additional debt or equity capital; (ix) unavailability of, or inability to consummate, advantageous acquisitions in the future, including those that may be subject to bankruptcy approval or the inability of the Company to integrate acquisitions into the mainstream of its business; (x) changes in general worldwide economic and political conditions in the markets in which the Company may compete from time to time; (xi) the inability of the Company to gain and/or hold market share of its wholesale and/or retail customers anywhere in the world; (xii) unavailability of electricity in certain geographical areas; (xiii) the inability of the Company to obtain and/or renew insurance and/or the costs of same; (xiv) exposure to and expense of defending and resolving, product liability claims and other litigation, including administrative and criminal proceedings; (xv) the ability of the Company to successfully implement its business strategy; (xvi) the inability of Company to manage its retail, wholesale, manufacturing and other operations efficiently; (xvii) consumer acceptance of the Company's products; (xviii) the inability of the Company to renew leases for its retail locations; (xix) inability of the Company's retail stores to attain or maintain profitability; (xx) the absence of clinical trials for many of the Company's products; (xxi) sales and earnings volatility and/or trends; (xxii) the efficacy of the Company's Internet and on-line sales and marketing strategies; (xxiii) fluctuations in foreign currencies, including the British Pound, the Euro and the Canadian Dollar; (xxiv) import-export controls on sales to foreign countries; (xxv) the inability of the Company to secure favorable new sites for, and delays in opening, new retail locations; (xxvi) introduction of new federal, state, local or foreign legislation or regulation or adverse determinations by regulators anywhere in the world (including the banning of products) and more particularly proposed Good Manufacturing Practices and Section 404 requirements of the Sarbanes-Oxley Act of 2002 in the United States and the Food Supplements Directive and Traditional Herbal Medicinal Products Directive in Europe; (xxvii) the mix of the Company's products and the profit margins thereon; (xxviii) the availability and pricing of raw materials; (xxix) risk factors discussed in the Company's filings with the U.S. Securities and Exchange Commission; (xxx) adverse effects on the Company as a result of increased gasoline prices and potentially reduced traffic flow to the Company's retail locations; (xxxi) adverse tax determinations; (xxxii) the loss of a significant customer; and (xxxiii) other factors beyond the Company's control.

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

Item 1.    BUSINESS

General

        NBTY, Inc. (together with its subsidiaries, the "Company", "NBTY", "we" or "us") is a leading vertically integrated manufacturer, marketer and retailer of a broad line of high quality, value-priced nutritional supplements in the United States and throughout the world. Under a number of the Company's and third-party brands, the Company offers over 22,000 products, including vitamins, minerals, herbs, sports nutrition products, diet aids and other nutritional supplements. The Company is vertically integrated in that it purchases raw materials, formulates and manufactures its products and then markets its products through its four channels of distribution:

  •
  Wholesale distribution to mass merchandisers, drug store chains, supermarkets, independent pharmacies and health food stores under various brand names, including the Nature's Bounty®, Solgar®, SISU® and Sundown® portfolio of brands;

  •
  Direct Response/Puritan's Pride, a leading U.S. nutritional supplement e-commerce/direct response business segment, under the Puritan's Pride® brand in catalogs and through the Internet;

  •
  North American retail operations, including 542 Vitamin World® and Nutrition Warehouse® retail stores, as of September 30, 2005, operating throughout the U.S. in 45 states, Guam, Puerto Rico and the Virgin Islands, and 101 Le Naturiste® retail stores in Quebec, Canada; and

  •
  European retail operations, consisting of 545 Holland & Barrett®, GNC (UK)® and Nature's Way® retail stores, as of September 30, 2005, operating throughout the United Kingdom and Ireland, and 67 De Tuinen® retail stores, operating in the Netherlands. At September 30, 2005, the Company manufactured over 90% of the nutritional supplements it sold.

        The Company was incorporated in Delaware in 1979 under the name Nature's Bounty, Inc. On March 26, 1995, the Company changed its name to NBTY, Inc. The Company's principal executive offices are located at 90 Orville Drive, Bohemia, New York 11716, and its telephone number is (631) 567-9500. The Company's Internet address is www.nbty.com. The Company's United Kingdom subsidiary, Holland & Barrett Europe Limited, has its principal executive offices in Nuneaton, United Kingdom. The Company's Dutch subsidiary, De Tuinen, B.V., has its principal executive offices in Beverwijk, Netherlands.

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

        Expand Existing Channels of Distribution.    The Company plans to continue expanding and improving its existing channels of distribution through aggressive marketing and synergistic acquisitions in order to increase sales and profitability and enhance overall market share. Specific plans to expand channels of distribution include:

  •
  Increase Wholesale Sales in the U.S. and in Foreign Markets.    The Company expects to strengthen its wholesale business by continuing to increase its sales in food, drug and mass merchandising channels by (i) increasing revenues derived from existing customers through strong promotional activities and the aggressive introduction of new and innovative products; (ii) increasing shelf space in major retailers; (iii) leveraging the advertising and promotion of its major specialty brands, such as Osteo-Bi-Flex®, Met-Rx®, Flex-A-Min® and Knox®; and (iv) continuing to grow its private label revenue with new customers and timely product introductions. In addition, the Company continues to form new distribution alliances throughout the world for its products.

  •
  Increase Direct Response/Puritan's Pride Sales.    The Company expects to continue to strengthen its leading position in the e-commerce/direct response business by: (i) improving automated picking and packing to fulfill sales order requests with greater speed and accuracy; (ii) increasing manufacturing capability to quickly introduce and deliver new products in response to customer demand; (iii) testing new and more frequent promotions to further improve response rates; and (iv) promoting its Internet web sites. The Company also intends to continue its strategy of acquiring the customer lists, brand names and inventory of other mail order companies which have similar or complementary products which the Company believes can be efficiently integrated into its own operations without adding substantial overhead expenses.

  •
  Increase Retail Sales in North America.    The Company intends to continue to focus on the development of a nationwide chain of retail stores in the United States and Canada. To that end, at September 30, 2005, the Company operated 542 Vitamin World® and Nutrition Warehouse® retail stores located in regional and outlet malls throughout the United States and 101 Le Naturiste retail stores throughout Quebec, Canada. The Company has added approximately 55 retail stores in the United States since October 1, 2003, or approximately 10% of the total number of stores in operation in the United States at September 30, 2005. In addition, on February 25, 2005, the Company acquired the Le Naturiste chain of retail stores in Quebec. New stores historically do not have the same high customer traffic as more mature stores. During the fiscal year ended September 30, 2005 ("fiscal 2005"), the Company operated 15 fewer Vitamin World stores than in the fiscal year ended September 30, 2004. Although the Company plans to open new stores during the 2006 fiscal year, the Company may close up to 10% of its existing Vitamin World stores during that time. More than 70 Vitamin World retail store leases expire during the 2006 fiscal year, and in an effort to improve Vitamin World's profitability, any store whose lease cannot be renegotiated for more favorable terms may be closed when its lease lapses. The Company maintains its Savings Passport Card, a customer loyalty program, which increases customer traffic and provides incentives to purchase at Vitamin World. It is an additional tool for the Company to track customer preferences and purchasing trends. At the end of fiscal 2005, there were approximately 5.9 million Savings Passport Card members.

  •
  Increase Retail Sales in the U.K., Ireland and Europe.    The Company continues its strategy of selectively expanding the number of its Holland & Barrett stores located throughout the U.K. At September 30, 2005, there were 494 Holland & Barrett® and 16 Nature's Way® stores operating in the U.K. and Ireland. In fiscal 2005, Nature's Way opened 3 new stores and Holland & Barrett opened 13 new stores and converted one GNC retail store to a Holland & Barrett store. The Company projects that, during the next fiscal year, it will open as many as 20 additional new retail stores in the U.K. and Ireland.

  At September 30, 2005, the Company operated 35 GNC retail stores in the U.K. and 67 De Tuinen retail stores in the Netherlands. The Company continues to evaluate opportunities to open additional GNC (UK) stores in the U.K. and De Tuinen stores in Europe.

        Innovative New Product Introduction.    The Company has consistently been among the first in the industry to introduce innovative products in response to new studies, research and consumer preferences. Given the changing nature of consumer demand for new products and the continued

publicity about the importance of vitamins, minerals and nutritional supplements in the promotion of general health, management believes that NBTY will continue to maintain its core customer base and attract new customers based upon its ability to rapidly respond to consumer demand with high quality, value-oriented products.

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

        Build Infrastructure to Support Growth.    NBTY has technologically advanced, state-of-the-art manufacturing and production facilities, with total production capacity of approximately 41 billion tablets, capsules and softgels per year. In July 2005, the Company completed the construction of a new distribution facility in Hazleton, Pennsylvania at a cost of approximately $20 million. In August 2005, the Company incurred a mortgage of approximately $13 million on the Hazleton facility. During the fiscal year ended September 30, 2004 ("fiscal 2004"), the Company began a $21 million expansion of its softgel facility in Bayport, New York, the completion of which is anticipated during the 2006 fiscal year. As a result of this expansion, the Bayport facility will be able to produce approximately 9 billion tablets, capsules and softgels per year. This facility will increase manufacturing capacity by approximately 60%. In addition, on July 1, 2005, the Company acquired a 400,000 square foot manufacturing facility in Augusta, Georgia for approximately $11 million. The Company regularly evaluates its manufacturing operations and makes investments in infrastructure, as necessary, to support its continuing growth.

        Strategic Acquisitions.    In the normal course of its business, the Company seeks acquisition opportunities, both in the U.S. and internationally, of companies which complement or extend the Company's existing product lines, increase its market presence, expand its distribution channels, and/or are compatible with its business philosophy. The Company has successfully acquired more than 30 companies and/or businesses since 1986, enabling it to significantly expand its product lines and scope of distribution. In fiscal 2005, the Company completed three such acquisitions: (i) on February 25, 2005, Le Naturiste Jean-Marc Brunet, a chain of 103 retail stores throughout Quebec, Canada in the business of developing, packaging, marketing and retailing a range of in-house private-label health and natural products; (ii) on June 8, 2005, SISU, Inc., a Canadian-based manufacturer and distributor of a premium line of vitamins and supplements; and (iii) on August 1, 2005, Solgar Vitamin and Herb, a division of Wyeth Consumer Healthcare and a manufacturer and distributor of premium-branded nutritional supplements, including multivitamins, minerals, botanicals and specialty formulas. For more information regarding the Company's acquisitions, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to the Company's Consolidated Financial Statements contained in this Report. The Company continues to evaluate acquisition opportunities across the industry and around the world.

        Experienced Management Team.    The Company's management team has extensive experience in the nutritional supplement industry and has developed long-standing relationships with its suppliers and its customers. The executive officers of the Company have an average of over 20 years in the industry.

Operating Segments

        NBTY and its subsidiaries operate in the nutritional supplement industry, focusing their products and services on four segments of this industry: Wholesale/US Nutrition, North American Retail, European Retail and Direct Response/Puritan's Pride.

        The following table sets forth the percentage of net sales for each of the Company's operating segments:

	Fiscal Year Ended September 30,
	2005	2004	2003
Wholesale/US Nutrition	43%	44%	35%
North American Retail	13%	13%	18%
European Retail/Holland & Barrett/GNC (UK)	33%	30%	30%
Direct Response/Puritan's Pride	11%	13%	17%

	100%	100%	100%

        Further information about the financial results of each of these segments is found in Note 20 to the Consolidated Financial Statements in this Report.

        Wholesale/US Nutrition.    The Company markets its products under various brand names to many channels of distribution, including leading mass merchandisers, as well as leading drug store chains and supermarkets, independent pharmacies, health food stores, health food store wholesalers and other retailers. The Nature's Bounty® and Sundown® brands are sold to mass merchandisers, as well as to drug store chains, drug wholesalers, supermarket chains and wholesalers. The Company also sells directly to health food stores under the Solgar®, SISU® and Good 'N Natural® brand names and sells products, including a specialty line of vitamins, to health food wholesalers under the brand name American Health®. The Company has expanded sales of various products to many countries throughout Europe, Asia and Latin America.

        North American Retail.    At the end of fiscal 2005, the Company operated 542 Vitamin World® and Nutrition Warehouse® retail stores located in regional and outlet malls throughout the United States and 101 Le Naturiste retail stores throughout Quebec, Canada. Each location carries a full line of the Company's products under the Company's brand names as well as products manufactured by others. Through direct interaction between the Company's personnel and the public at these retail locations, the Company is able to identify buying trends, customer preferences or dislikes, acceptances of new products and price trends in various regions of the United States, as well as Quebec, Canada. This information is useful in initiating sales programs and new product introductions for all divisions of the Company.

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

        European Retail.    The Company's European Retail sales are generated by Holland & Barrett and GNC (UK) stores in the U.K., Nature's Way in Ireland and De Tuinen in the Netherlands. Holland & Barrett is one of the leading nutritional supplement retailers in the U.K., with 494 locations in the U.K. at September 30, 2005. Holland & Barrett markets a broad line of nutritional supplement products, including vitamins, minerals and other nutritional supplements, as well as food products, including fruits and nuts, confectionery and other items. GNC (UK) operated 35 locations in the U.K. at September 30, 2005, specializing in the sale of vitamins, minerals and sports nutrition products. At September 30, 2005 there were 16 Nature's Way locations in Ireland selling a range of products similar to those offered by Holland & Barrett. With 67 locations in the Netherlands at September 30, 2005, De Tuinen is a leading retailer of health food products, selected confectionery, and lifestyle giftware. Nutritional supplement products manufactured by NBTY accounted for approximately 32% of European Retail's total sales in fiscal 2005.

        Direct Response.    The Company offers, through mail order and Internet e-commerce, a full line of vitamins and other nutritional supplement products as well as selected personal care items under its Puritan's Pride® brand names at prices which are generally at a discount from those of similar products sold in retail stores.

        Through its Puritan's Pride® brand, NBTY is a leader in the U.S. direct response nutritional supplement industry with more than 4 million customers on our customer list, with response rates which management believes to be above the industry average. NBTY intends to attract new customers in its direct response operation through aggressive marketing techniques both in the U.S. and around the world, as well as through selective acquisitions.

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

Employees and Advertising

        As of September 30, 2005, the Company employed approximately 11,200 persons, including:

  (i)
  2,476 sales associates located throughout the U.S. in its Vitamin World® and Nutrition Warehouse® retail stores;

  (ii)
  2,121 manufacturing, shipping and packaging associates throughout the U.S.;

  (iii)
  1,033 associates in administration throughout the U.S.;

  (iv)
  592 associates who sell to wholesale distributors and customers;

  (v)
  73 in-house advertising associates;

  (vi)
  3,646 associates in its Holland & Barrett operations, including:

  (A)
  3,215 retail associates,

  (B)
  256 associates in distribution, and

  (C)
  175 associates in administration;

  (vii)
  327 associates in De Tuinen operations, including:

  (A)
  289 retail associates, and

  (B)
  38 associates in administration and warehousing;

  (viii)
  212 associates in GNC (UK) retail stores;

  (ix)
  95 associates in Nature's Way retail stores; and

  (x)
  349 associates in Le Naturiste operations including

  (A)
  298 retail associates,

  (B)
  7 associates in distribution,

  (C)
  44 associates in administration; and

  (xi)
  279 associates in Direct Response operations.

In addition, NBTY sells its products through commissioned sales representative organizations. The Company believes it has satisfactory employee and labor relations.

        For the fiscal years ended September 30, 2005, 2004 and 2003, NBTY spent approximately $108 million, $85 million and $66 million, respectively, on advertising and promotions, including print, media and cooperative advertising. A significant portion of the increased advertising between fiscal 2003 and fiscal 2004 relates to additional promotions at the Rexall Sundown, Inc. ("Rexall") operations, acquired by the Company in July 2003. The increased advertising between fiscal 2004 and fiscal 2005 reflects, in large part, the Company's decision to aggressively promote some of the Company's leading brands in an effort to capture larger market share. NBTY creates its own advertising materials through its in-house staff of associates. In the U.K. and Ireland, both Holland & Barrett and Nature's Way have run advertisements on television and in national newspapers, and conducted sales promotions. GNC (UK) and De Tuinen also advertise in newspapers and conduct sales promotions. In addition, Holland & Barrett and De Tuinen each publish their own magazines with articles and promotional materials. SISU advertises in trade journals and magazines and conducts sales promotions.

Manufacturing, Distribution and Quality Control

        At September 30, 2005 the Company employed approximately 2,121 manufacturing, shipping and packaging associates throughout the United States. The Company's manufacturing activities are conducted in New York, California, Illinois, Florida and New Jersey. In addition, during fiscal 2005, the Company completed construction of a 420,000 square foot distribution facility in Hazleton, Pennsylvania at a cost of approximately $20 million. During fiscal 2004, the Company began a $21 million expansion of its softgel facility in Bayport, New York, the completion of which is anticipated during the 2006 fiscal year. As a result of this expansion, the Bayport facility will be able to produce approximately 9 billion tablets, capsules and softgels per year.

        All of the Company's manufacturing operations are subject to good manufacturing practice regulations ("GMPs") promulgated by the United States Food and Drug Administration ("FDA") and other applicable regulatory standards. The Company's manufacturing processes are compliant with current GMPs. The Company manufactures products for its four operating segments as well as for third parties. The Company believes that, generally, the capacity of its manufacturing and distribution facilities is adequate to meet the requirements of its current business and will be adequate to meet the requirements of anticipated increases in sales.

        The Company places special emphasis on quality control. All raw materials used in production are assigned a unique lot number and are initially held in quarantine, during which time the Company's laboratory chemists assay the raw materials for compliance with established specifications. Once released, samples are retained and the material is processed according to approved formulas by mixing, granulating, compressing, encapsulating and sometimes coating operations. After the tablet or capsule is manufactured, laboratory chemists and technicians test its weight, purity, potency, disintegration and dissolution, if applicable. The product will be held in quarantine until this evaluation is completed and the product meets all applicable specifications. Generally, when products such as vitamin tablets are ready for bottling, the Company's automated equipment counts the tablets, inserts them into bottles, adds a tamper-resistant cap with an inner safety seal and affixes a label with lot number and bottling date. The Company uses computer-generated documentation for picking and packing for order fulfillment.

        The Company's manufacturing operations are designed to allow low cost production of a wide variety of products of different quantities, sizes and packaging while maintaining a high level of customer service and quality. Flexible production line changeover capabilities and reduced cycle times allow the Company to respond quickly to changes in manufacturing schedules.

        Inventory Control.    The Company has installed inventory control systems at its facilities that enable it to track each product as it is received from its supply sources through manufacturing and shipment to its customers. To facilitate this tracking, most products sold by the Company are bar coded. The Company's inventory control systems report shipping, sales and individual SKU level inventory information. The Company manages the retail sales process by monitoring customer sales and inventory levels by product category. The Company believes that its distribution capabilities enable it to increase flexibility in responding to the delivery requirements of its customers.

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

        During fiscal 2005, two individual customers accounted for the following percentages of the Wholesale/US Nutrition division's net sales:

Customer A	14%
Customer B	15%

        Customer A is primarily a supplier to Customer B. Therefore, the loss of Customer B would likely result in the loss of most of the net sales to Customer A. While no one customer represented, individually, more than 10% of the Company's consolidated net sales for fiscal 2005, the loss of either one of these customers would have a material adverse effect on the Wholesale/US Nutrition division if the Company was unable to replace such customer(s).

        During fiscal 2005, two individual customers accounted for 10% or more of the Wholesale/US Nutrition division's total gross accounts receivable:

Customer A	10%
Customer C	10%

        While no one customer represented, individually, more than 10% of the Company's total gross accounts receivable, the loss of any of these customers would have a material adverse effect on the Wholesale/US Nutrition division if the Company was unable to replace such customer(s).

Government Regulation

        United States.    The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by federal agencies, including the FDA, the Federal Trade Commission, or FTC, the Postal Service, the Consumer Product Safety Commission, the Department of Agriculture, the Environmental Protection Agency, and also by various agencies of the states, localities and foreign countries in which our products are sold. In particular, the FDA, pursuant to the Federal Food, Drug, and Cosmetic Act, or FDCA, regulates the formulation, manufacturing, packaging, labeling, distribution and sale of dietary supplements, including vitamins, minerals and herbs, and of over-the-counter, or OTC, drugs, while the FTC regulates the advertising of these products, and the Postal Service regulates advertising claims with respect to such products sold by mail order.

        The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994, or DSHEA. DSHEA established a new framework governing the composition and labeling of dietary supplements. With respect to composition, DSHEA defined "dietary supplements" as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, constituents, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a "new" dietary ingredient (i.e., a dietary ingredient that was "not marketed in the U.S. before October 15, 1994") must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been "present in the food supply as an article used for food" without being "chemically altered." A new dietary ingredient notification must provide the FDA evidence of a "history of use or other evidence of safety"

establishing that use of the dietary ingredient "will reasonably be expected to be safe." A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that we may want to market, and the FDA's refusal to accept such evidence could prevent the marketing of such dietary ingredients. The FDA is in the process of developing guidance for the industry to clarify the FDA's interpretation of the new dietary ingredient notification requirements, and this guidance may raise new and significant regulatory barriers for new dietary ingredients. In addition, increased FDA enforcement could lead the FDA to challenge dietary ingredients already on the market as "illegal" under the FDCA because of the failure to file a new dietary ingredient notification.

        DSHEA permits "statements of nutritional support" to be included in labeling for dietary supplements without FDA pre-approval. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being (but may not state that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease unless such claim has been reviewed and approved by the FDA). A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. In some circumstances, it is necessary to disclose on the label that the FDA has not "evaluated" the statement, to disclose the product is not intended for use for a disease, and to notify the FDA about our use of the statement within 30 days of marketing the product. However, there can be no assurance that the FDA will not determine that a particular statement of nutritional support that the Company wants to use is an unacceptable disease claim or an unauthorized version of a "health claim." Such a determination might prevent a company from using the claim.

        In addition, DSHEA provides that certain so-called "third-party literature," e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used "in connection with the sale of a dietary supplement to consumers" without the literature being subject to regulation as labeling. Such literature must not be false or misleading; the literature may not "promote" a particular manufacturer or brand of dietary supplement; and a balanced view of the available scientific information on the subject matter must be presented. There can be no assurance, however, that all third-party literature that we would like to disseminate in connection with our products will satisfy each of these requirements, and failure to satisfy all requirements could prevent use of the literature or subject the product involved to regulation as an unapproved drug.

        As authorized by DSHEA, the FDA has recently proposed GMPs specifically for dietary supplements. These new GMP regulations, if finalized (as predicted to occur in the near future), would be more detailed than the GMPs that currently apply to dietary supplements and may, among other things, require dietary supplements to be prepared, packaged and held in compliance with certain rules, and might require quality control provisions similar to those in the GMP regulations for drugs. There can be no assurance that, if the FDA adopts GMP regulations for dietary supplements, we will be able to comply with the new rules without incurring substantial expense.

        The FDA generally prohibits the use in labeling for a dietary supplement of any "health claim" (that is not authorized as a "statement of nutritional support" permitted by DSHEA) unless the claim is pre-approved by the FDA. There can be no assurance that some of the labeling statements that we would like to use will not be deemed by the FDA to be "unauthorized health or disease claims" that are not permitted to be used.

        Although the regulation of dietary supplements is in some respects less restrictive than the regulation of drugs, there can be no assurance that dietary supplements will continue to be subject to less restrictive regulation. Legislation has been periodically introduced in Congress, including in 2004 and 2005, to amend the FDCA to place more restrictions on the marketing of dietary supplements. In addition, Congress has been asked to consider various systems for pre-market and post-market review of dietary supplements to make the regulation of these products more like the regulation of drugs under the FDCA. The FDA regulates the formulation, manufacturing, packaging, labeling and distribution of OTC drug products pursuant to a "monograph" system that specifies active drug ingredients that are generally recognized as safe and effective for particular uses. If an OTC drug is not in compliance with the applicable FDA monograph, the product generally cannot be sold without first obtaining the FDA approval of a new drug application, a long and expensive procedure. There can be no assurance that, if more stringent statutes are enacted for dietary supplements, or if more stringent regulations are promulgated, we will be able to comply with such statutes or regulations without incurring substantial expense.

        The FDA has broad authority to enforce the provisions of the FDCA applicable to dietary supplements and OTC drugs, including powers to issue a public "warning letter" to a company, to publicize information about illegal products, to request a voluntary recall of illegal products from the market, and to request the Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the U.S. courts.

        The FTC exercises jurisdiction over the advertising of dietary supplements. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising or for the use of false or misleading advertising claims. These enforcement actions have often resulted in consent decrees and the payment of civil penalties and/or restitution by the companies involved. We are currently subject to FTC consent decrees resulting from past advertising claims for certain of our products. Rexall Sundown is also currently subject to FTC consent decrees resulting from past advertising claims for certain of its products. As a result, we are required to maintain compliance with these decrees and are subject to an injunction and substantial civil monetary penalties if there should be any failure to comply. Further, the U.S. Postal Service has issued cease and desist orders against certain mail order advertising claims made by dietary supplement manufacturers, including us, and we are required to maintain compliance with the orders applicable to us, subject to civil monetary penalties for any noncompliance. Violations of these orders could result in substantial monetary penalties. Civil penalty actions could have a material adverse effect on our consolidated financial position or results of operations.

        In June 2003, we received a letter of inquiry from the FTC concerning our marketing of a certain weight loss program, as well as the marketing of the Royal Tongan Limu dietary supplement by our subsidiary, Dynamic Essentials, Inc., ("DEI"). Subsequent to the receipt of this letter, we voluntarily stopped all sales and promotions of the weight loss product in question and of Royal Tongan Limu. We also ceased all DEI operations and terminated all DEI employees. In October 2005, the United States District Court for the Eastern District of New York entered a Consent Decree that required us to pay a $2 million civil penalty, and imposes an injunction that requires us to comply with the terms of a 1995 consent order between the FTC and the Company. We have paid the civil penalty.

        In March 2003, we ceased selling products that contain ephedra. Though we continue to believe that the ephedra products we sold are safe to use as directed, the adverse publicity surrounding ephedra products and the regulatory environment in the U.S. led us to the decision to cease selling ephedra products, in our best interests and that of our shareholders. Overall, sales of ephedra products represented an insignificant portion of our business. Subsequent to the decision to cease selling ephedra products, we were named as a defendant or a third-party defendant in several actions, alleging liability (under various theories, including negligence, false advertising, strict liability in tort and failure to warn) as well as personal injury with respect to our sales, manufacturing and distribution of products containing ephedra. We have notified our insurance carriers and third-party vendors with regard to each suit and vigorously contest the allegations in these actions. We did not acquire any ephedra assets, liabilities or operations in connection with our purchase of Rexall Sundown. All such operations were retained by Royal Numico N.V., the prior owner of Rexall Sundown. The FDA issued a final regulation on February 11, 2004 prohibiting the sale of ephedra based on the FDA's safety concerns. This final regulation has been challenged in two separate third-party lawsuits, one of which is pending at this time. The court in the other lawsuit declared the FDA's rule banning ephedra invalid. The FDA has appealed and that appeal is pending. Legislation has also been introduced in Congress to effect a legislative reversal of this court decision, and thereby impose a risk/benefit standard on dietary supplement safety reviews.

        We are also subject to regulation under various state, local, and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements and OTC drugs. Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of certain of our products. Compliance with such foreign governmental regulations is generally the responsibility of our distributors in those countries. These distributors are independent contractors whom we do not control.

        In addition, from time to time in the future, we may become subject to additional laws or regulations administered by the FDA or by other federal, state, local or foreign regulatory authorities, to the repeal of laws or regulations that we consider favorable, such as DSHEA, or to more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations, and we cannot predict what effect additional governmental regulation, when and if it occurs, would have on our business in the future. Such developments could, however, require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, additional personnel, or other new requirements. Any such developments could have a material adverse effect on us.

        Europe.    In Europe, the EU Commission is responsible for developing legislation to regulate foodstuffs and medicines. Although the government of each Member State may implement legislation governing these products, national legislation must be compatible with and cannot be more restrictive than European requirements. Each Member State is responsible for its enforcement of the provisions of European and national legislation.

        United Kingdom.    In the United Kingdom, the two main pieces of legislation that affect the operations of Holland & Barrett and GNC (UK) are the Medicines Act 1968, which regulates the licensing and sale of medicines, and the Food Safety Act 1990, which provides for the safety of food products. A large volume of secondary legislation in the form of Statutory Instruments adds detail to the main provisions of the above Acts governing composition, packaging, labeling and advertising of products.

        In the U.K. regulatory system a product intended to be taken orally will fall within either the category of food or the category of medicine. There is currently no special category of dietary supplement as provided for in the U.S. by DSHEA. Some products which are intended to be applied externally, for example creams and ointments, may be classified as medicines and others as cosmetics.

        The Medicines and Healthcare products Regulatory Agency, or MHRA, now has responsibility for the implementation and enforcement of the Medicines Act, and is the licensing authority for medicinal products. The MHRA directly employs enforcement officers from a wide range of backgrounds, including the police, and with a wide range of skills, including information technology. However, the MHRA still relies heavily on competitor complaints to identify non-compliant products. The MHRA is an Executive Agency of the Department of Health. The MHRA decides whether a product is a medicine or not and, if so, considers whether it can be licensed. It determines the status of a product by considering whether it is medicinal by "presentation" or by "function". Many, though not all, herbal remedies are considered "medicinal" by virtue of these two tests.

        The Food Standards Agency, or FSA, deals with legislation, policy and oversight of food products, with enforcement action in most situations being handled by local authority Trading Standards Officers. The large number of local authorities in the U.K. can lead to an inconsistent approach to enforcement. Unlike the MHRA, local authorities regularly purchase products and analyze them to identify issues of non-compliance. The FSA answers primarily to Ministers at the Department of Health and the Department of Environment Food and Rural Affairs. Most vitamin and mineral supplements, and some products with herbal ingredients, are considered to be food supplements and fall under general food law which requires them to be safe. Despite the differences in approaches in identifying non-compliant products, both the MHRA and local authorities can, and do, prosecute where issues of non-compliance are identified.

        In July 2002, the European Union, or EU, published in its Official Journal the final text of a Food Supplements Directive which became effective in the European Community, or EU, on that date, and which sets out a process and timetable by which the Member States of Europe must bring their domestic legislation in line with its provisions. The Directive seeks to harmonize the regulation of the composition, labeling and marketing of food supplements (at this stage only vitamins and minerals) throughout the EU. It does this by specifying what nutrients and nutrient sources may be used (and by interpretation the rest which may not), and the labeling and other information which must be provided on packaging. In addition, this Directive is intended to regulate the levels at which these nutrients may be present in a supplement. These maximum permitted levels are due to be announced shortly.

        By harmonizing the legislation, the Food Supplements Directive should provide opportunities for businesses to market one product or a range of products to a larger number of potential customers without having to reformulate or repackage it. This development may lead to some liberalizing of the more restrictive regimes in France and Germany, providing new business opportunities. Conversely, however, it may substantially limit the range of nutrients and nutrient sources, and eventually the potencies at which some nutrients may be marketed by us in the more liberal countries, such as the U.K., which may lead to some reformulation costs and loss of some specialty products.

        Following the publication of the Food Supplements Directive, two challenges were brought in the U.K. Courts attacking its validity. The matters were subsequently referred to the European Court of Justice, or ECJ, for resolution. The ECJ upheld the validity of the Directive, ruling that its contents were legal under European Law. However, due to the ECJ's comments on procedure, the Commission has undertaken to look at ways to ensure the Directive is implemented in a transparent and timely manner.

        The provisions of the Food Supplements Directive have been incorporated into U.K. domestic law (which includes England & Wales, Scotland and Northern Ireland) by Statutory Instrument and applies from August 2005.

        On April 30, 2004 the EU published the Traditional Herbal Medicinal Products Directive, or THMPD, which requires traditional herbal medicine to be registered in each Member State in which they are intended to be marketed. A registration will require a product to be manufactured to pharmaceutical GMP standards; however there is no need to demonstrate efficacy, provided that the product is safe, is manufactured to high standards, and has been on the market for 30 years, 15 years of which must be in the EU. The THMPD is intended to provide a safe home in EU law for a number of categories of herbal remedies, which may otherwise be found to fall outside EU law. It does not, however, provide a mechanism for new product development, and would entail some compliance costs in registering the many herbal products already on the market. Member States have to put into place the provisions for national compliance by October 2005. This is the anticipated date on which Traditional Herbal Medicinal products can be registered. A transitional period of seven years has been granted in the UK to allow all relevant products to be registered. Full compliance is required by

April 2011. While we currently believe that we will comply with this Directive, there can be no assurances that we will be able to do so without incurring substantial expense.

        Additional European legislation is being developed to regulate sports nutrition products, including the composition of such products. In particular, such legislation could restrict the type of nutrients we may use in our products. Legislation introducing maximum permitted levels for nutrients in fortified foods is also under discussion together with legislation introducing a positive list for enzymes. These proposals, if implemented, could require us to reformulate our existing products. Also, proposals to amend medicine legislation will impact traditional herbal medicines and introduce new requirements, such as Braille labeling, which may lead to higher associated costs.

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

        Netherlands.    The regulatory environment in the Netherlands is similar to the U.K. in terms of availability of products. The Netherlands currently has the same liberal market, with no restrictions on potency of nutrients. Licensed herbal medicines are available. However, there are some herbal medicines which are sold freely as in the U.K. without the need to be licensed, depending on the claims made for them. The Netherlands is also more liberal regarding certain substances, for which unlicensed sales are allowed. The government department dealing with this sector is the Ministry for Health, Welfare and Sport.

        Responsibility for food safety falls to the Keuringsdienst van Waren (Inspectorate for Health Protection and Veterinary Public Health). This authority deals with all nutritional products. The Medicines Evaluation Board, which is the equivalent of the U.K.'s MHRA, is charged with responsibility for the safety of medicines which are regulated under the Supply of Medicines Act.

        The overall market prospects for the Netherlands are, in general, similar to those outlined for the U.K. above, with the exception of only a four year transitional period granted for the registration of Traditional Herbal Medicinal products which are currently on sale in the Netherlands and which fall within the scope of the THMPD.

        Canada.    The legislative and regulatory situation in Canada is similar, but not identical, to that in the U.S. The manufacturing, packaging, labeling, storage, importation, advertising, distribution and sale of natural health products, or NHP, and hybrid NHPs are subject to regulation by Health Canada including, specifically, the Therapeutic Products Directorate, the Natural Health Products Directorate and the Health Protection and Food Branch Inspectorate. Health Canada regulates NHPs (which include vitamins and minerals, herbal remedies, homeopathic medicines, traditional medicines, probiotics and products like amino acids and essential fatty acids) and hybrid NHPs pursuant to the Food and Drugs Act (Canada), the Food and Drug Regulations, the Natural Health Product Regulations and various Guidance Documents and Policies related to thereto.

        Prior to January 1, 2004, NHPs for which therapeutic claims were made were regulated as drugs requiring a Drug Identification Number (DIN). Effective January 1, 2004, NHPs in Canada became subject to new requirements under the Natural Health Product Regulations. Under the NHP Regulations, manufacturers are required to make application for a product license, and the application must provide specific information including quality of medicinal ingredients, use and purpose of the NHPs, and the supporting safety and efficacy data. These regulations also set out a regime for site licensing of buildings in which NHPs are imported, distributed, manufactured, packaged, labeled or stored. The primary prerequisite of a site license is that good manufacturing practices be employed.

        As of January 1, 2004, all new products that are NHPs must comply with the NHP Regulations. For products already marketed in Canada as of that date, transition periods from January 1, 2004 for compliance with the requirements are provided for, including two years for GMP and site license requirements, four years for the product license requirement for NHPs without a DIN and five years for the product license requirement for NHPs with a DIN.

        NBTY has adopted a phased-in compliance strategy in accordance with the prescribed transition periods. The overall risk factors and market prospects for Canada are, in general, similar to those outlined in the U.S.

International Operations

        In addition to Canada, the U.K., Ireland and the Netherlands, the Company markets its nutritional supplement products through distributors, retailers and direct mail in more than 85 countries throughout Europe, Central America, South America, Asia, the Pacific Rim countries, Africa and the Caribbean Islands.

        The Company's international operations are conducted in a manner to conform to local variations, economic realities, market customs, consumer habits and regulatory environments. The Company's products (including labeling of such products) and the distribution and marketing programs of the Company are modified in response to local and foreign legal requirements and customer preferences.

        The Company's international operations are subject to many of the same risks faced by the Company's domestic operations. These include competition and the strength of the relevant economy. In addition, international operations are subject to certain risks inherent in conducting business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls and the economic and political policies of foreign governments. The importance of these risks increases as the Company's international operations grow and expand. Virtually all of the Company's international operations are affected by foreign currency fluctuations, and, more particularly, changes in the value of the British Pound, the Euro and the Canadian Dollar as compared to the U.S. Dollar.

        For additional information regarding financial information about the geographic areas in which the Company and its subsidiaries conduct their business, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to the Company's Consolidated Financial Statements contained in this Report.

Trademarks

        U.S.    The Company and its subsidiaries have applied for or registered more than 2,200 trademarks with the United States Patent and Trademark Office for its Nature's Bounty®, Vitamin World®, Puritan's Pride®, Holland & Barrett®, Rexall®, Sundown®, Solgar®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®, and SISU® trademarks, among others, and has rights to use other names essential to its business. Federally registered trademarks have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. The Company regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement.

        Canada.    Each of Solgar, Le Naturiste and SISU owns the trademarks registered in Canada for their respective Solgar®, Le Naturiste® and SISU® names.

        U.K./Ireland.    Holland & Barrett owns trademarks registered in the United Kingdom and/or throughout the European Community for its Holland & Barrett, GNC (UK) and Nature's Way trademarks and has rights to use other names essential to its business. Holland & Barrett is the exclusive licensee of the trademarks essential to the GNC (UK) business in the U.K.

        Netherlands.    De Tuinen owns trademarks registered in the Netherlands and/or throughout the European Community for its DeTuinen trademarks and has rights to use other names essential to its business.

Raw Materials

        In fiscal 2005, the Company spent approximately $420 million on raw materials. The principal raw materials required in the Company's operations are vitamins, minerals, herbs, gelatin and packaging components. The Company purchases the majority of its vitamins, minerals and herbs from raw material manufacturers and distributors in the United States, Japan, China and Europe. The Company believes that there are adequate sources of supply for all of its principal raw materials. The Company also believes that its strong relationships with its suppliers yield improved quality, pricing and overall service to its customers. Although there can be no assurance that the Company's sources of supply for its principal raw materials will be adequate in all circumstances, in the event that such sources are not adequate, the Company believes that alternate sources can be developed in a timely and cost effective manner. During fiscal 2005, one supplier accounted for more than 10% of the Company's raw material purchases. Due to the availability of numerous alternative suppliers, the Company does not believe that the loss of any single supplier would have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

Item 2.    PROPERTIES

        U.S.    At September 30, 2005, the Company owned a total of approximately 2.7 million square feet of plant and administrative facilities. The Company also leased approximately 1.5 million square feet of administrative, manufacturing, warehouse and distribution space in various locations at the end of fiscal 2005. At September 30, 2005 the Company leased and operated approximately 542 retail locations under the names Vitamin World® and Nutrition Warehouse® in 45 states in the U.S., Guam, Puerto

Rico and the Virgin Islands. Generally, the Company leases the properties for three to ten years at varying annual base rents and percentage rents in the event sales exceed a specified amount. The Vitamin World and Nutrition Warehouse retail stores have an average selling area of approximately 945 square feet.

        U.K./Ireland.    Holland & Barrett owns a 281,000 square foot administrative, manufacturing and distribution facility (which includes a 65,000 square foot mezzanine) in Burton. Holland & Barrett leases all but three of its 545 Holland & Barrett, GNC (UK), and Nature's Way retail stores for terms varying between 5 and 35 years at varying annual base rents. Nine Holland & Barrett stores are subject to percentage rents in the event sales exceed a specified amount. Holland & Barrett stores each have an average selling area of approximately 945 square feet; Nature's Way Stores each have an average selling area of approximately 620 square feet; and the GNC (UK) stores have an average selling area of approximately 980 square feet.

        Netherlands.    De Tuinen leases a 71,400 square foot administrative and distribution facility in Beverwijk. De Tuinen leases locations for 67 retail stores on renewable 5 year terms at varying annual base rents. Of these, 46 are operated as company stores; 21 are sub-leased to, and operated by, franchisees, and two are operated by franchisees who lease directly from a third party landlord. None of De Tuinen's stores are subject to percentage rents.

        Canada.    SISU Inc. leases a 30,200 square foot facility in Burnaby, British Columbia. This facility is used for the purposes of packaging, storing, manufacturing and distributing vitamins, and also contains various administrative offices. The lease currently expires in 2009. At September 30, 2005, Le Naturiste leased 101 retail locations throughout Quebec, Canada. Le Naturiste stores each have an average selling area of approximately 760 square feet. At September 30, 2005, four Le Naturiste stores were operated by franchisees. Generally, the Le Naturiste stores are leased for three to ten years at varying annual base rents and percentage rents in the event sales exceed a specified amount.

        The following is a listing, as of September 30, 2005, of all material properties (excluding retail locations and de minimis administrative or sales office locations) owned or leased by the Company, which are used in all four of the Company's business segments. The Company is required to pay real estate and maintenance costs relating to most of its leased properties:

Location	Type of Facility	Approx. Sq. Feet	Leased or Owned
UNITED STATES:
Bohemia, NY	Administration & Manufacturing	169,000	Owned
Bohemia, NY	Manufacturing	80,000	Owned
Bohemia, NY	Manufacturing	75,000	Owned
Bohemia, NY	Manufacturing & IT	62,000	Owned
Bohemia, NY	Administration & Warehousing (term–2009)	110,000	Leased
Bohemia, NY	Administration & Distribution (term–2009)	130,000	Leased
Holbrook, NY(1)	Administration & Distribution	230,000	Owned
Holbrook, NY	Warehousing	108,000	Owned
Ronkonkoma, NY	Administration	110,000	Owned
Ronkonkoma, NY	Warehousing (term–2014)	75,000	Leased
Bayport, NY	IT Services	12,000	Owned
Bayport, NY	Manufacturing	131,000	Owned
Murphysboro, IL	Warehousing	62,000	Owned
Murphysboro, IL	Warehousing (term–2008)	30,000	Leased
Carbondale, IL	Administration, Manufacturing & Distribution	77,000	Owned
Carbondale, IL	Administration	15,000	Owned
Leonia, NJ	Manufacturing (term–2008)	59,000	Leased
Lyndhurst, NJ	Administration, Manufacturing & Distribution (term–2008)	130,000	Leased
South Plainfield, NJ	Administration & Manufacturing	68,000	Owned
South Plainfield, NJ	Manufacturing & Distribution (term–May 2006)	40,000	Leased
North Glenn, CO	Administration (term–2007)	4,900	Leased
Anaheim, CA	Administration, Manufacturing & Distribution (term–2008)	286,140	Leased
Anaheim, CA	Manufacturing (term–2008)	64,000	Leased
Carson, CA	Distribution (term–2007)	10,600	Leased
Lake Mary, FL	Administration (term–2008)	12,250	Leased
Boca Raton, FL	Administration	58,000	Owned
Boca Raton, FL	Manufacturing	84,000	Owned
Deerfield Beach, FL	Manufacturing	157,000	Owned
Boca Raton, FL	Distribution	100,000	Owned
Boca Raton, FL	Warehousing (term–2010)	60,000	Leased
Piscataway, NJ	Warehousing (term–June 2006)	15,000	Leased
Sparks, NV	Distribution (term–2009)	202,000	Leased
Bentonville, AR	Sales Office (term–December 2006)	4,200	Leased
Duluth, GA	Distribution (term–2008)	32,000	Leased
Augusta, GA	Manufacturing	400,000	Owned
Hazleton, PA(1)	Distribution	420,000	Owned
Floral Park, NY	Meeting Facility	1,600	Cooperative/ Property Lease

CANADA:
Burnaby, British Columbia	Administration, Manufacturing, Warehousing & Distribution (term–2009)	30,200	Leased
Lougueuil, Quebec	Administration (term–2007)	9,900	Leased
Boucherville, Quebec	Warehousing (term–2007)	26,000	Leased
Mississuaga, Ontario	Administration & Warehousing (term–2008)	4,600	Leased
UNITED KINGDOM:
Nuneaton	Administration (term–2012)	8,300	Leased
Nuneaton	Administration & Distribution (term–2010)	8,000	Leased
Burton	Administration, Manufacturing and Distribution	281,000	Owned
Tring	Sales Office & Warehousing (term–June 2006)	26,000	Leased
NETHERLANDS:
Beverwijk	Administration & Distribution (term–2008)	71,400	Leased
SPAIN:
Madrid	Administration & Distribution (term–December, 2006)	6,500	Leased

(1)
The property is subject to a first mortgage. For additional information regarding the mortgage, see the Company's Consolidated Financial Statements contained in this Report.

Warehousing and Distribution

        Including recent acquisitions in Hazleton, PA and Augusta, GA, the Company has dedicated approximately 3.6 million square feet to warehousing and distribution. This figure also includes the Company's Long Island, NY; Carbondale and Murphysboro, IL; Anaheim and Gardenia, CA; Augusta and Duluth, GA; South Plainfield, Lyndhurst and Leonia, NJ; Boca Raton and Deerfield FL; Sparks, NV; Hazleton, PA; Boucherville and Mississauga, Canada; Burton and Tring, U.K.; Burnaby, BC and Mississauga, Ontario, Canada; Madrid, Spain; and Beverwijk, Netherlands facilities.

        The Company's warehouse and distribution centers are integrated with the Company's order entry systems to enable the Company to ship out mail orders typically within 24 hours of their receipt. Once a customer's telephone, mail or Internet order is completed, the Company's computer system forwards the order to its distribution center, where all necessary distribution and shipping documents are printed to facilitate processing. Thereafter, the orders are prepared, picked, packed and shipped continually throughout the day. The Company operates a proprietary, state-of-the-art, automated picking and packing system for frequently shipped items. The Company is capable of fulfilling 15,000 Direct Response/Puritan's Pride orders daily. A system of conveyors automatically routes boxes carrying merchandise throughout our primary Long Island distribution center for fulfillment of orders. Completed orders are bar-coded and scanned and the merchandise and ship date are verified and entered automatically into the customer order file for access by sales associates prior to being shipped. The Company currently ships its U.S. orders primarily through the United Parcel Service, Inc. (UPS), serving domestic and international markets. Holland & Barrett and GNC (UK) use Parcelforce and ANC for deliveries in the U.K., and Nature's Way uses the Irish postal service for deliveries in Ireland.

        The Company currently distributes its products from its distribution centers through Company-owned trucks, as well as contract and common carriers in the U.S. and the Netherlands and by Company-owned trucks in the U.K. Deliveries are made directly to the Vitamin World®, Nutrition

Warehouse® and Le Naturiste stores once per week. In addition, the Company ships products overseas by container loads. The Company also operates additional distribution centers in Burton, U.K. and Beverwijk, Netherlands. Deliveries are made directly to Company owned and operated Holland & Barrett, GNC (UK), Nature's Way, and De Tuinen stores once or twice per week, depending on each store's inventory requirements.

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

Item 3.    LEGAL PROCEEDINGS

Prohormone products

  New York Action

        On July 25, 2002, a putative class-action lawsuit was filed against Vitamin World, Inc., alleging that Vitamin World engaged in deceptive trade practices and false advertising with respect to the sale of certain prohormone supplements and that plaintiffs were therefore entitled to equitable and monetary relief pursuant to the New York General Business Law. Similar complaints were filed against other companies in the vitamin and nutritional supplement industry. The Court has not yet certified a class. Vitamin World has filed a pending motion for summary judgment seeking the dismissal of all claims and an opposition to plaintiff's motion for class certification. We have defended vigorously this action. Until the Court rules on these pending motions, no determination can be made at this time as to its likely final outcome, nor can its materiality be accurately ascertained.

  California Action

        On July 25, 2002, a putative consumer class-action was filed in California state court against Met-Rx Substrate Technology, Inc., a subsidiary of Rexall Sundown, claiming that the advertising and marketing of certain prohormone supplements were false and misleading, or alternatively, that the prohormone products contained ingredients that were controlled substances under California law. Plaintiffs seek equitable and monetary relief. On June 18, 2004, this case was consolidated with several other nationwide class-action cases brought against other companies relating to the sale of products containing androstenediol, one of the prohormones contained in the Met-Rx products. The consolidated proceedings have recently been assigned to a judge for further pretrial proceedings. No trial date has been set, the Court has not yet certified a class and the matter is currently in discovery. We have defended vigorously against the claims asserted. Because this action is still in the early stages, no determination can be made at this time as to its final outcome, nor can its materiality be accurately ascertained.

  New Jersey Action

        In March 2004, a putative class-action lawsuit was filed in New Jersey against Met-Rx Substrate Technology, Inc., claiming that the advertising and marketing of certain prohormone supplements were false and misleading and that plaintiff and the putative class of New Jersey purchasers of these products were entitled to damages and injunctive relief. Because these allegations are virtually identical to allegations made in a putative nationwide class-action previously filed in California, we moved to dismiss or stay the New Jersey action pending the outcome of the California action. The motion was granted, and the New Jersey action is stayed at this time.

  Florida Action

        In July 2002, a putative class-action lawsuit was filed in Florida against MET-Rx USA, Inc., a subsidiary of Rexall Sundown, claiming that the advertising and marketing of certain prohormone supplements were false and misleading, that the products were ineffective, and alternatively, that the products were anabolic steroids whose sale violated Florida law. Plaintiff seeks equitable and monetary relief. This case has been largely inactive since its filing. We recently have filed a motion to dismiss for failure to prosecute pursuant to Florida Rule of Civil Procedure 1.420. No determination can be made at this time as to its final outcome, nor can its materiality be accurately ascertained.

Nutrition Bars

        Rexall and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. We have defended vigorously this action. The Court vacated the July 6, 2005 status conference and set a further conference for January 6, 2006. Until that time, the case is stayed for all purposes. Based upon the information available at this time, we believe that our accrual is adequate for the exposure in the nutrition bar litigation. However, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

Shareholder Litigation

        During the period from June 24, 2004 through September 3, 2004, six separate shareholder class-actions were filed against us and certain of our officers and directors in the U.S. District Court for the Eastern District of New York, on behalf of shareholders who purchased shares of our common stock between February 9, 2004 and July 22, 2004 (the potential "Class Period"). The actions allege that we failed to disclose material facts during the Class Period that resulted in a decline in the price of our stock after June 16, 2004 and July 22, 2004, respectively. The Court consolidated the six class-actions in March 2005 and appointed lead plaintiffs and counsel. The lead plaintiffs filed a consolidated amended complaint alleging an amended class period from November 10, 2003 to July 22, 2004. Along with the officers and directors, we have filed a motion to dismiss the action.

        In addition to the shareholder class-actions, two shareholder derivative actions were filed in the Eastern District of New York, on July 9, 2004 and August 26, 2004, respectively, against certain of our officers and directors, and we are named as a nominal defendant. The two derivative actions, which have been consolidated, are predicated upon the allegations set forth in the shareholder class-actions and allege improper sales of our shares by certain officers and directors. On December 27, 2004, the court granted our motion to dismiss this complaint. The plaintiffs have filed an appeal.

        An additional shareholder derivative action was filed on October 7, 2004 in the Supreme Court of the State of New York, Suffolk County, alleging breaches of fiduciary duties by our individual directors and officers, and we are named as a nominal defendant. The derivative claims are predicated upon the same allegations as in the Eastern District consolidated derivative action and upon claims arising from our acquisition of Rexall Sundown, Inc. in July 2003. The New York derivative action is currently stayed by agreement of the parties. We, our named officers and our directors intend to file a motion to dismiss or further stay the New York derivative action at the appropriate procedural time.

        Also, a purported shareholder of ours delivered a demand that our board of directors commence a civil action against certain of our officers and directors based on certain of the allegations described above. Our board of directors, based on the investigation and recommendation of a special committee of the Board, determined not to commence any such lawsuit. On or about April 28, 2005, a second state court derivative action was filed in the Supreme Court of the State of New York, Suffolk County,

by this purported shareholder alleging wrongful rejection of his demand and breaches of fiduciary duties by some of our individual directors and officers, and we are named as a nominal defendant. This derivative complaint is predicated upon the same allegations as the dismissed Eastern District consolidated derivative action. This derivative action is currently stayed by agreement of the parties. Along with the named officers and directors we intend to file a motion to dismiss or further stay this derivative action at the appropriate procedural time.

        We and the named officers and directors believe that these suits are without merit and intend to defend vigorously these actions. Given the early stages of the proceedings, however, no determination can be made at this time as to the final outcome of these actions, nor can their materiality be accurately ascertained. We maintain policies of directors' and officers' professional liability insurance.

Regulatory Matters

        In June 2003, we received a letter of inquiry from the FTC concerning our marketing of a certain weight loss product, as well as the marketing of Royal Tongan Limu dietary supplement by our subsidiary, Dynamic Essentials Inc, ("DEI"). We ceased all DEI operations and terminated all DEI employees in September 2003. In October 2005, the United States District Court for the Eastern District of New York entered a Consent Decree that required us to pay a $2 million civil penalty, and imposes an injunction that requires us to comply with the terms of a 1995 consent order between the FTC and the Company. We have paid the civil penalty.

        In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability claims) arise in the ordinary course of the Company's business. See Item 1. "Government Regulation" for a discussion of these matters. The Company believes that such other inquiries, claims, suits and complaints would not have a material adverse effect on the Company's consolidated financial condition or results of operations, if adversely determined against the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

DIVIDEND POLICY

        Since its incorporation in 1979, the Company has not paid any cash dividends on its Common Stock. Future determination as to the payment of cash or stock dividends will depend upon the Company's results of operations, financial condition, capital requirements, restrictions contained in the Company's Credit Agreement and Guarantee and Collateral Agreement (collectively, the "CGA"), limitations contained in the indenture governing the 7 1/8% Senior Subordinated Notes due 2015 of the Company, and such other factors as the Company's Board of Directors considers appropriate.

        The CGA prohibits the Company from paying dividends or making any other distributions (other than dividends payable solely in shares of the Company's common stock) to its stockholders. The Company's Indenture governing its 7 1/8% Senior Subordinated Notes due 2015 (the "Indenture") similarly prohibits the Company from paying dividends or making any other distributions to its stockholders. In addition, except as specifically permitted in the CGA, the CGA does not allow the Company's subsidiaries to advance or loan money to, or make a capital contribution to or invest in, the Company. Furthermore, except as expressly permitted in the Indenture, the Company's subsidiaries are not permitted to invest in the Company. However, the CGA and the Indenture do permit the Company's subsidiaries to pay dividends to the Company.

        For additional information regarding these lending arrangements and securities, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and the Notes to the Consolidated Financial Statements in this Report.

PRICE RANGE OF COMMON STOCK

        The Common Stock trades on the New York Stock Exchange (the "NYSE") under the trading symbol "NTY". The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock, as reported on the NYSE.

	Fiscal Year Ended September 30, 2005
	High	Low
First Quarter ended December 31, 2004	$29.15	$21.75
Second Quarter ended March 31, 2005	$27.70	$22.11
Third Quarter ended June 30, 2005	$26.65	$19.95
Fourth Quarter ended September 30, 2005	$26.00	$19.45
	Fiscal Year Ended September 30, 2004
	High	Low
First Quarter ended December 31, 2003	$28.50	$23.28
Second Quarter ended March 31, 2004	$38.14	$26.71
Third Quarter ended June 30, 2004	$39.61	$26.25
Fourth Quarter ended September 30, 2004	$29.86	$19.41

        On November 30, 2005, there were approximately 560 record holders of Common Stock. The Company believes that there were approximately 22,430 beneficial holders of Common Stock as of November 30, 2005.

        As required by applicable NYSE listing rules, on February 15, 2005, following the Company's 2005 Annual Meeting of Stockholders, the Company's Chairman and Chief Executive Officer submitted to the New York Stock Exchange a certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

        For additional information regarding the Company's securities authorized for issuance under the Company's equity compensation plans, see Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Report.

SECURITIES AUTHORIZED FOR ISSUANCE
UNDER EQUITY COMPENSATION PLANS

        The following table summarizes the Company's equity compensation plans as of September 30, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,825	$5.78	2,458
Equity compensation plans not approved by security holders	—	—	—
Total:

PURCHASES OF EQUITY SECURITIES BY THE ISSUER
AND AFFILIATED PURCHASERS

        The Company purchased 8 of its shares surrendered in payment of stock option exercised during fiscal 2005.

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

	Fiscal Years Ended September 30,
	2005	2004	2003	2002	2001
	(Dollars and shares in thousands, except per share amounts)
Selected Income Statement Data:
Net sales	$1,737,187	$1,652,031	$1,192,548	$964,083	$806,898
Costs & expenses:
Cost of sales	895,644	822,412	554,804	433,611	355,167
Discontinued product charge	—	—	4,500	—	—
Advertising, promotion and catalog	108,005	85,238	66,455	47,846	49,410
Selling, general & administrative	588,166	554,838	435,748	348,334	315,228
Goodwill impairment	7,686	—	—	—	—
Litigation recovery of raw material costs	—	—	—	(21,354)	—

Income from operations	137,686	189,543	131,041	155,646	87,093
Interest expense	(26,475)	(24,663)	(17,384)	(18,499)	(21,958)
Bond investment write down	—	—	(4,084)	—	—
Miscellaneous, net	8,051	4,125	5,424	1,560	2,748

Income before provision for income taxes	119,262	169,005	114,997	138,707	67,883
Income taxes	41,125	57,156	33,412	42,916	25,958

Net income	$78,137	$111,849	$81,585	$95,791	$41,925

Per Share Data:
Net income per share:
Basic	$1.16	$1.67	$1.23	$1.45	$0.64
Diluted	$1.13	$1.62	$1.19	$1.41	$0.62
Weighted average common shares outstanding:
Basic	67,162	66,793	66,452	65,952	65,774
Diluted	69,137	69,069	68,538	67,829	67,125
Selected Balance Sheet Data:
Working capital	$475,728	$359,847	$311,865	$185,710	$131,108
Total assets	1,482,302	1,232,653	1,195,782	730,140	708,462
Long-term debt, less current portion	428,204	306,531	413,989	163,874	237,236
Total stockholders' equity	716,055	639,798	514,799	419,257	302,406

        Operating results in all periods presented reflect the impact of acquisitions. The timing of those acquisitions and the changing mix of businesses as acquired companies are integrated into the Company may affect the comparability of results from one period to another. (See Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report.)

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

Background

        NBTY is a leading vertically integrated manufacturer, marketer, distributor and retailer of a broad line of high-quality, value-priced nutritional supplements in the United States and throughout the world. The Company markets approximately 2,000 products under several brands, including Nature's Bounty®, Vitamin World®, Puritan's Pride®, Holland & Barrett®, Rexall®, Sundown®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®, GNC (UK)®, DeTuinen®, Le Naturiste™, SISU® and Solgar®. The Company has continued to grow through its marketing practices and through a series of strategic acquisitions. Since 1986, the Company has acquired and successfully integrated over 30 companies and/or businesses engaged in the manufacturing, retail and direct response sale of nutritional supplements, including:

  •
  Fiscal 1997: Holland & Barrett;

  •
  Fiscal 1998: Nutrition Headquarters Group;

  •
  Fiscal 2000: Nutrition Warehouse Group;

  •
  Fiscal 2001: Global Health Sciences (the "Global Group"), NatureSmart and Nature's Way;

  •
  Fiscal 2002: Healthcentral.com, Knox NutraJoint®, and Synergy Plus® product lines/operations;

  •
  Fiscal 2003: Rexall Sundown Inc., Health and Diet Group Ltd. ("GNC (UK)") and FSC Wholesale, and the DeTuinen chain of retail stores; and

  •
  Fiscal 2005: Le Naturiste Jean-Marc Brunet ("Le Naturiste"), SISU, Inc. ("SISU") and Solgar Vitamin and Herb, a division of Wyeth Consumer Healthcare ("Solgar").

        NBTY markets its products through four distribution channels: (i) Wholesale/US Nutrition: wholesale distribution to mass merchandisers, drug store chains, supermarkets, independent pharmacies, and health food stores, (ii) North American Retail: Vitamin World and Nutrition Warehouse retail stores in the U.S. and Le Naturiste retail stores in Canada, (iii) European Retail: Holland & Barrett, Nature's Way, GNC (UK), and DeTuinen retail stores in the U.K., Ireland, and the Netherlands, and (iv) Direct Response: Puritan's Pride sales via catalogs and Internet. During the fiscal year ended September 30, 2005, Vitamin World opened 21 new stores, closed 36 stores and at September 30, 2005 operated 542 stores. On February 25, 2005, the Company acquired the Canadian Le Naturiste chain of retail stores. At the time of the acquisition, the Le Naturiste chain operated 99 company-owned stores and 4 franchised stores located throughout Quebec. During the fiscal year ended September 30, 2005, Le Naturiste closed 2 stores and at September 30, 2005, 101 stores were in operation. During the fiscal year ended September 30, 2005, the Company's European Retail division opened 16 new stores, closed 6 stores and at September 30, 2005, 612 stores in the UK, Ireland and the Netherlands were in operation.

        The Company's net sales from Wholesale/US Nutrition, North American Retail, European Retail, and Direct Response, as a percentage of consolidated net sales, were approximately 43%, 13%, 33% and 11%, respectively, for the fiscal year ended September 30, 2005. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. Gross margins are affected by, among other things, changes in the relative sales mix among the Company's four distribution channels, the level of promotional programs offered, as well as gross margins of acquired entities. Historically, gross margins from the Company's direct response/e-commerce and retail sales have typically been higher than gross margins from wholesale sales.

Critical Accounting Policies and Estimates:

        Complete descriptions of significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report.

        The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant policies and estimates include:

  •
  revenue recognition;

  •
  sales returns and allowances;

  •
  allowance for doubtful accounts;

  •
  inventory valuation and obsolescence;

  •
  valuation and recoverability of long-lived and indefinite-lived intangible assets including the values assigned to acquired intangible assets, goodwill and assets held for sale;

  •
  income taxes;

  •
  foreign currency; and

  •
  accruals for the outcome of current litigation.

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

Revenue Recognition:

        The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin 104. The Company recognizes product sales revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Since the terms for most sales within the wholesale and direct response segments are F.O.B. destination, generally title and risk of loss transfer to the customer at the time the product is received by the customer. With respect to its own retail store operations, the Company recognizes revenue upon the sale of its products to retail customers. The Company's net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional program incentive allowances. Accruals provided for these items are presented in the consolidated financial statements as reductions to sales.

Sales Returns and Other Allowances:

        The Company simultaneously records estimates for various costs, which reduce product sales. These costs include estimates for product returns and for promotional program incentive activities for various types of incentives offered to customers as well as other sales allowances.

        Allowance for sales returns:    The Company analyzes sales returns in accordance with Statement of Financial Accounting Standard ("SFAS") No. 48 "Revenue Recognition When Right of Return Exists". The Company is able to make reasonable and reliable estimates of product returns based on the Company's past 25 year history in the business. The Company also monitors the buying patterns of the end-users of its products based on sales data received by its over 1,200 retail outlets in North America and Europe. Estimates for sales returns are based on a variety of factors including actual return experience of any specific product or similar product. The Company also reviews its estimates for product returns based on expected return data communicated to it by customers. The Company also monitors the levels of inventory at its largest customers to avoid excessive customer stocking of its merchandise. Accruals for returns for new products are estimated by reviewing data of any prior relevant new product introduction return information. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its sales return accrual. The Company does not have the ability to track returns by fiscal period, however, the Company believes it is able to make reasonable estimates of expected sales returns, as contemplated by the requirements of SFAS 48, based upon historical data and the available monitoring processes. The Company believes it has sufficient information and knowledge of its customers and of industry trends and conditions, to adjust the accrual for returns when necessary. Actual results could differ from those estimates.

        Promotional program incentive accrual:    The Company uses objective procedures for estimating its accrual for promotional program incentives. The accrual for sales incentives offered to customers is based on contractual terms or other arrangements agreed to in advance with certain customers. Customers earn such incentives as specified sales volumes are achieved.

        A rollforward of the sales return accrual and the promotional program incentive accrual is as follows:

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to Other Accounts		Deductions	Balance at end of period
Sales return accrual:
Fiscal year ended September 30, 2005	$9,108	$45,444	$143	(b)	$(39,079)	$15,616
Fiscal year ended September 30, 2004	7,313	42,041			(40,246)	9,108
Fiscal year ended September 30, 2003	983	7,932	9,467	(a)	(11,069)	7,313
Promotional program incentive accrual:
Fiscal year ended September 30, 2005	$37,495	$142,999	$383	(b)	$(137,040)	$43,837
Fiscal year ended September 30, 2004	23,185	72,666			(58,356)	37,495
Fiscal year ended September 30, 2003	3,549	15,138	18,761	(a)	(14,263)	23,185

(a)
Represents the opening balance sheet reserves from the Rexall acquisition.

(b)
Represents the opening balance sheet reserves from the Solgar acquisition.

        As with any set of assumptions and estimates, there is a range of reasonably likely amounts that may be calculated for each accrual above. However, the Company believes that there would be no significant difference in the amounts reported using any other reasonable assumptions than what was used to arrive at each accrual. The Company regularly reviews the factors that influence its estimates and, if necessary, makes adjustments when it believes that actual product returns, credits and other allowances may differ from established reserves. Actual experience associated with any of these items may be significantly different than the Company's estimates.

Accounts Receivable:

        Accounts receivable is presented net of certain allowances which include the above mentioned sales returns and allowance items, as well as an allowance for doubtful accounts. In order to estimate the allowance for doubtful accounts, the Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. The Company maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories:

        Inventories are stated at the lower of cost or market. The cost elements of inventory include materials, labor and overhead. The Company uses standard costs for labor and overhead and periodically adjusts those standards. The Company establishes reserves for its inventory to reflect situations in which the cost of the inventory is not expected to be recovered. The Company regularly reviews its inventory, including when product is close to expiration and is not expected to be sold, when product has reached its expiration date, or when product is not expected to be saleable based on the Company's quality assurance and quality control standards. The reserve for these products is equal to all or a portion of the cost of the related inventory based on specific facts and circumstances. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. The Company has evaluated the current level of inventories considering historical sales and other factors and, based on this evaluation, has recorded adjustments to cost of goods sold to adjust inventory to net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or competition differ from expectations.

Long-Lived Assets:

        The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment, intangibles, assets held for sale and goodwill. The associated depreciation and amortization periods are reviewed on an annual basis.

        The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During fiscal 2005, 2004 and 2003, the Company recognized impairment charges of $3,518, $2,603 and $1,117, respectively, on assets to be held and used. The impairment charges related primarily to leasehold improvements and furniture and fixtures for the North American Retail operations and were recorded in selling, general and administrative expense in fiscal 2005, 2004 and 2003. For a discussion of impairment charges as of and for the fiscal year ended September 30, 2005, see Note 7 of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report.

        Goodwill and other indefinite-lived intangibles are tested for impairment annually or more frequently if impairment indicators arise in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The SFAS No. 142 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. The Company estimates the fair value of a reporting unit by using a discounted cash flow model with the assistance of an independent appraisal firm. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit's net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit's goodwill. The implied fair value of the reporting unit's goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. SFAS 142, requires that goodwill and other intangibles with indefinite lives be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. These evaluations require the use of judgment as to the effects of external factors and market conditions on the Company's conduct of its operations, and they require the use of estimates in projecting future operating results. If actual external conditions or future operating results differ from the Company's judgments, impairment charges may be necessary to reduce the carrying value of the subject assets. The fair value of an asset could vary, depending upon the different estimating methods employed, as well as assumptions made. This may result in a possible impairment of the intangible assets and/or goodwill, or alternatively an acceleration in amortization expense. An impairment charge would reduce operating income in the period it was determined that the charge was needed. The Company tests goodwill annually as of September 30, the last day of its fourth fiscal quarter, of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date. The Company recognized a $7,686 impairment charge of goodwill for the North American Retail reporting unit. For a discussion of impairment charges as of and for the fiscal year ended September 30, 2005, see Note 7 of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report. As a result of the September 30, 2004 and 2003 impairment testing, no impairment adjustments were deemed necessary.

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

        The Company periodically evaluates acquired businesses for potential impairment indicators. Judgment regarding the existence of impairment indicators is based on market conditions and operational performance of the acquired businesses. Future events could cause the Company to conclude that impairment indicators exist, and therefore that goodwill and other intangible assets associated with its acquired businesses are impaired. Generally, in evaluating impairment, the Company estimates the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an additional impairment of goodwill.

Purchase Price Allocation:

        On August 1, 2005, the Company acquired substantially all the assets of Solgar Vitamin and Herb, a division of Wyeth Consumer Healthcare (Wyeth NYSE: WYE) for $115,000 in cash. The cash used for this acquisition was financed by an amendment and restatement of the Company's existing Credit and Guarantee Agreement ("CGA") which included a new Term Loan A for $120,000 which matures on August 2010 and increasing its existing Revolving Credit Facility from $100,000 to $125,000 (see "Liquidity and Capital Resources" section contained in this Report). The Company also incurred approximately $3,409 of direct transaction costs for a total purchase price of approximately $118,409. Additionally, related financing costs of approximately $1,147 were paid to secure the financing for this acquisition which will be amortized until the maturity of Term Loan A. This acquisition contributed $17,464 in net sales and a pre-tax operating loss of $1,879 since its acquisition date to NBTY's wholesale segment for the fiscal year ended September 30, 2005.

        On June 8, 2005, the Company acquired SISU, Inc. ("SISU"), a Canadian-based manufacturer and distributor of premium quality vitamins and supplements sold to the independent health food stores. SISU is headquartered in Burnaby, British Columbia and had sales of approximately $14,000 for its fiscal year ended September 30, 2004. The purchase price for this business was approximately $8,224 in cash. This acquisition contributed $3,355 in net sales and a marginal pre-tax operating loss since its acquisition date to NBTY's wholesale segment for the fiscal year ended September 30, 2005.

        On February 25, 2005, the Company acquired Le Naturiste Jean-Marc Brunet ("Le Naturiste"), a chain of 103 retail stores located throughout Quebec. Le Naturiste is an Eastern Canadian-based company in the business of developing, packaging, marketing and retailing an in-house range of privately-labeled health and natural products. The purchase price for this business was approximately $5,048 in cash. At the time of the acquisition, the Le Naturiste chain operated 99 company-owned stores and 4 franchised stores. At September 30, 2005, 101 stores were in operation. This acquisition contributed $9,089 in net sales and a pre-tax operating loss of $1,556 since its acquisition date to NBTY's North American retail segment for the fiscal year ended September 30, 2005.

        On July 25, 2003, NBTY acquired all of the issued and outstanding capital stock of Rexall Sundown, Inc. ("Rexall") for $250,000 in cash from Numico USA, Inc., an indirect subsidiary of Royal Numico N.V., through the acquisition of certain partnership and limited liability company interests. The acquisition was financed by a new senior credit facility (see "Liquidity and Capital Resources" section contained in this Report). The Company also incurred approximately $7,000 of direct transaction costs for a total purchase price of approximately $257,000. Additionally, related financing costs of approximately $7,500 were paid to secure the financing for this acquisition which will be amortized until the maturity of the underlying debt.

        The Company accounted for these acquisitions under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method of accounting, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value was recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed was based upon estimates and assumptions developed by us and other information compiled by us, including a valuation, prepared by an independent valuation specialist that utilized established valuation techniques appropriate for the industry.

        The Company is in the process of obtaining a third party valuation of certain assets and liabilities and has not yet finalized the final net asset and working capital adjustment (as defined in the respective purchase agreements) relating to the Solgar and SISU acquisitions, respectively; therefore, the preliminary allocation of the purchase price noted above is subject to revision. The purchase agreement stipulates an adjustment to the purchase price between buyer and seller for the excess or shortfall of the final thresholds as set forth in each respective agreement. With respect to the SISU acquisition, the preliminary purchase price allocation is also subject to contingency payments based upon financial loss claims as specified in the purchase agreement. The purchase agreement stipulates the indemnification from the seller of any financial losses of SISU for the period from June 1, 2005 to May 31, 2006 up to the maximum amount of $500. The completion of these events could potentially result in an adjustment to the purchase price. Upon completion of these events, final allocations to the acquired assets and liabilities could result in future adjustments to goodwill and actual results may differ from those presented herein.

        Although management believes that the current allocation of the estimated purchase price is reasonable, the final allocation (resulting from the finalization of the valuation of the fair value of the net assets acquired and the finalization of net working capital and net assets acquired) may differ significantly from the amounts reflected in the accompanying consolidated financial statements.

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

Foreign Currency:

        Approximately 34%, 31% and 31% of the Company's net sales for the fiscal years ended September 30, 2005, 2004 and 2003, respectively, were denominated in currencies other than U.S. dollars, principally British Pounds, Euros and Canadian Dollars (fiscal 2005). A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company.

        Foreign subsidiaries accounted for the following percentages of assets and total liabilities as of September 30, 2005 and 2004:

	2005	2004
Assets	26%	27%
Total liabilities	10%	15%

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the currency in which they keep their accounting records, generally the local currency, into U.S. Dollars. This process results in exchange gains and losses, which, under the relevant accounting guidance, are either included within the statement of income or as a separate component of stockholders' equity under the caption "Accumulated other comprehensive income."

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

        Based on an assessment of the factors discussed above, the Company considers the relevant subsidiary's local currency to be the functional currency for each of its foreign subsidiaries. During the fiscal years of 2005, 2004 and 2003, translation (losses) gains of ($5,121), $7,547 and $9,980, respectively, were included in determining other comprehensive income. Accordingly, cumulative translation gains of approximately $17,031 and $22,152 were included as part of accumulated other comprehensive income within the consolidated balance sheet at September 30, 2005 and September 30, 2004, respectively. Had the Company determined that the functional currency of its subsidiaries was the U.S. Dollar, these gains would have increased net income for each of the periods presented.

        The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies against the U.S. Dollar. These currencies mainly include the British Pound Sterling, the Euro and the Canadian dollar. Any future translation gains or losses could be significantly different than those noted in each of these years. In addition, if a change in the functional currency of a foreign subsidiary has occurred at any point in time, then the Company would be required to include any translation gains or losses from the date of such change in the statement of operations.

  Contingencies:

        NBTY is subject to proceedings, lawsuits and other claims related to various matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. Management determines the amount of reserves needed, if any, for each individual issue based on its knowledge and experience and discussions with legal counsel. The required reserves may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach, such as a change in settlement strategy, in dealing with these matters. As discussed in Note 19 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report, NBTY is unable to make a reasonable estimate of the liabilities that may result from the final resolution of certain contingencies disclosed. Assessments of each potential liability will be made as additional information becomes available. NBTY currently does not believe that these matters will have a material adverse affect on its consolidated financial position or results of operations.

General

        Operating results in all periods presented reflect the impact of acquisitions. The timing of those acquisitions and the changing mix of businesses as acquired companies are integrated into the Company may affect the comparability of results from one period to another. (See Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report.)

Results of Operations

        The following table sets forth for the periods indicated, the Consolidated Statements of Income of the Company expressed as a percentage of total net sales. Percentages may not add due to rounding.

	Fiscal year ended September 30,
	2005	2004	2003
Net sales	100%	100%	100%

Costs and expenses:
Cost of sales	51.6%	49.7%	46.5%
Discontinued product charge	—	—	0.4%
Advertising, promotion and catalog	6.2%	5.2%	5.6%
Selling, general and administrative	33.9%	33.6%	36.5%
Goodwill impairment	0.4%	—	—

	92.1%	88.5%	89.0%

Income from operations	7.9%	11.5%	11.0%

Other income (expense):
Interest	-1.5%	-1.5%	-1.5%
Bond investment write down	—	—	-0.3%
Miscellaneous, net	0.5%	0.2%	0.5%

	-1.1%	-1.3%	-1.3%

Income before provision for income taxes	6.9%	10.2%	9.7%
Provision for income taxes	2.4%	3.5%	2.8%

Net income	4.5%	6.7%	6.9%

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004

        Net Sales.    Net sales by segment for fiscal 2005 as compared with the prior comparable period is comprised as follows:

	Fiscal year ended September 30,		Dollar Change	Percentage Change
	2005	2004	2005 vs. 2004	2005 vs. 2004
Wholesale/US Nutrition	$747,234	$734,293	$12,941	1.8%
North American Retail/Vitamin World	224,008	216,431	7,577	3.5%
European Retail/
Holland & Barrett/GNC (UK)	566,140	495,808	70,332	14.2%
Direct Response/
Puritan's Pride	199,805	205,499	(5,694)	-2.8%

Total	$1,737,187	$1,652,031	$85,156	5.2%

        Net sales for the Wholesale/US Nutrition, which markets certain brands including Nature's Bounty, Met-Rx, Sundown and Solgar brands, increased primarily due to the acquisition of the Solgar brands on August 1, 2005. Net sales for the Solgar brand since the acquisition date was $17,464. The remaining US Nutrition brands maintained their marketshare in a declining market through aggressive advertising and promotions. The Company continues to adjust shelf space allocation between the US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to maintain US Nutrition's position in the mass market. Product returns resulted in a reduction to net sales of $45,444 for the fiscal year ended September 30, 2005 as compared to $42,041 for the prior comparable period, a portion of which was associated with the decline for low carb related products, with the remaining due to reallocations of the US Nutrition brands, as well as other normal business operations. US Nutrition continues to leverage valuable consumer sales information obtained from the Company's Vitamin World retail stores and Puritan's Pride direct-response/e-commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales. For the fiscal year ended September 30, 2005, two customers of the Wholesale/US Nutrition division represented, individually, more than 10% of the Wholesale/US Nutrition segment's net sales. One of these customers is primarily a supplier to the other customer; therefore, changes in the Company's business relationship with either customer would likely result in the loss of most of the net sales to both customers. For the fiscal year ended September 30, 2004, one customer of the Wholesale/US Nutrition division represented, individually, more than 10% of the Wholesale/US Nutrition segment's net sales. While no one customer represented individually more than 10% of the Company's consolidated net sales, the loss of either one of these customers would have a material adverse effect on the Wholesale/US Nutrition segment if the Company is unable to replace such customer(s).

        North American Retail net sales increased primarily due to the acquisition of Le Naturiste ($9,089) and 21 new Vitamin World retail store openings ($2,694). The number of customers in the Savings Passport Program, a customer loyalty program, increased approximately 1.0 million to 5.9 million customers, as compared to 4.9 million customers at the end of the comparable prior period. Same store sales for stores open more than one year decreased 2.7% (or $5,341) reflecting the continued difficult specialty retail environment. As US Nutrition introduces more new products directly to the mass market, the specialty retail channel's ability to capitalize on market trends and new products is restricted which has affected Vitamin World. The Company expects this trend to continue in the near future. During the fiscal year ended September 30, 2005, Vitamin World opened 21 new stores, closed 36 stores and at the end of the period operated 542 stores. The Company operated 557 Vitamin World stores in the U.S. as of September 30, 2004. On February 25, 2005, the Company acquired Le Naturiste Jean-Marc Brunet, a chain of 103 retail stores located throughout Quebec. Le Naturiste is an Eastern Canadian-based company in the business of developing, packaging, marketing and retailing an in-house range of privately-labeled health and natural products. At September 30, 2005, the Le Naturiste chain operated 97 company-owned stores and 4 franchised stores.

        European Retail net sales increases were directly attributable to an increase in same store sales for stores open more than one year of 10.9% (or $53,136). These European Retail net sales results include the positive effect of the exchange rate for the British Pound ($15,332 or 3.1%). Without foreign exchange, the increase in same store sales (for stores open more than one year) was 7.8%. The European Retail division continues to leverage its premier status, high street locations and brand awareness to achieve these results. During the fiscal year ended September 30, 2005, the Company's European Retail division opened 16 new stores and closed 6 stores and at the end of the period 612 stores in the U.K., Ireland and the Netherlands were in operation. At September 30, 2004, 602 stores in the U.K., Ireland and the Netherlands were in operation.

        Direct Response/Puritan's Pride net sales decreased as a result of the stagnant market for nutritional supplements, negative publicity surrounding Vitamin E and Puritan's Pride's substantial reduction in pricing. The Company adopted this aggressive pricing strategy to maintain its customer base and to put pressure on competition. Internet orders increased as compared to the prior like period. On-line net sales comprised 28% of this segment's net sales and increased 19.4% in the fiscal year ended September 30, 2005 as compared to the prior comparable period. The Company remains the leader in the direct response and e-commerce sector and continues to increase the number of products available via its catalog and websites.

        Cost of Sales.    Cost of sales for fiscal 2005 as compared to the prior comparable period is as follows:

	Fiscal year ended September 30,		Fiscal year ended September 30,
	2005	% of net sales	2004	% of net sales
Net sales	$1,737,187	100.0%	$1,652,031	100.0%
Cost of sales	895,644	51.6%	822,412	49.7%

Gross profit	$841,543	48.4%	$829,619	50.3%

        Gross profit as a percentage of net sales by segment for fiscal 2005 as compared to the prior comparable period is as follows:

	GROSS PROFIT BY SEGMENT
			Percent Change
	Fiscal year ended September30,
			2005 vs. 2004
	2005	2004
Wholesale/US Nutrition	34%	36%	-2%
North American Retail/Vitamin World	55%	59%	-4%
European Retail/
Holland & Barrett/GNC (UK)	62%	62%	0%
Direct Response/
Puritan's Pride	57%	62%	-5%

Total	48%	50%	-2%

        The Wholesale/US Nutrition segment's gross profit as a percentage of net sales for fiscal 2005 decreased from the prior year comparable period. During fiscal 2005, there were $45,444 in product returns as compared to $42,041 in product returns during fiscal 2004. A portion of product returns were associated with the contraction in the low carb related product market, with the remaining due to reallocations of the US Nutrition brands, as well as other normal business operations. Certain non-performing Rexall brands were replaced with faster selling Nature's Bounty brand products. The gross profit was also affected by changes in product mix and an increase in sales incentives and promotion costs which are classified as reductions in gross sales. The North American Retail gross profit decreased primarily due to heavy discounts offered in order to maintain market share. The European Retail gross profit remained consistent with the prior comparable period. Direct Response/Puritan's Pride gross profit decreased primarily due to aggressive pricing strategy and promotions.

        Advertising, Promotion and Catalog.    Total advertising, promotion and catalog expenses for fiscal 2005 and 2004 were as follows:

			Dollar Change	Percentage Change
	Fiscal year ended September 30,
			2005 vs. 2004	2005 vs. 2004
	2005	2004
Advertising, promotions, catalogs	$96,645	$71,318	$25,327	35.5%
Catalog printing and mailing	11,360	13,920	(2,560)	-18.4%

Total	$108,005	$85,238	$22,767	26.7%

Percentage of net sales	6.2%	5.2%

        Of the $22,767 increase, $25,327 was attributable to the increase in promotions for products, mainly via television, magazines, newspapers and mailing programs, partially offset by a decrease of $2,560 in catalog printing costs.

        Total advertising, promotion and catalog expenses by segment for fiscal 2005 as compared with the prior comparable period is comprised as follows:

			Dollar Change	Percentage Change
	Fiscal year ended September 30,
			2005 vs. 2004	2005 vs. 2004
	2005	2004
Wholesale/US Nutrition	$76,086	$48,343	$27,743	57.4%
North American Retail/Vitamin World	7,920	8,580	(660)	-7.7%
European Retail/
Holland & Barrett/GNC (UK)	7,148	8,806	(1,658)	-18.8%
Direct Response/
Puritan's Pride	16,526	19,240	(2,714)	-14.1%
Corporate	325	269	56	20.8%

Total	$108,005	$85,238	$22,767	26.7%

Percentage of net sales	6.2%	5.2%

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

        Selling, General and Administrative.    Selling, general and administrative expenses for fiscal 2005 as compared with the prior comparable period by segment is as follows:

			Dollar Change	Percentage Change
	Fiscal year ended September 30,
			2005 vs. 2004	2005 vs. 2004
	2005	2004
Wholesale/US Nutrition	$108,987	$105,266	$3,721	3.5%
North American Retail/Vitamin World	133,526	119,790	13,736	11.5%
European Retail/
Holland & Barrett/GNC (UK)	194,242	179,065	15,177	8.5%
Direct Response/
Puritan's Pride	44,052	42,836	1,216	2.8%
Corporate	107,359	107,881	(522)	-0.5%

Total	$588,166	$554,838	$33,328	6.0%

Percentage of net sales	33.9%	33.6%

        The European Retail's selling, general and administrative expenses increase of $15,177 includes $5,640 attributable to foreign exchange.

        Selling, general and administrative expense increases for fiscal 2005 as compared with the prior comparable period is as follows:

	Fiscal year ended September 30,		Dollar Change	Percentage Change
	2005	2004	2005 vs. 2004	2005 vs. 2004
Payroll	$244,232	$225,146	$19,086	8.5%
Rent	115,442	105,531	9,911	9.4%
Real estate taxes	21,209	18,189	3,020	16.6%
Insurance	26,156	24,199	1,957	8.1%
Freight	47,696	45,199	2,497	5.5%
Impairments of long-lived assets	3,518	2,603	915	35.2%
Impairment charge on building held for sale	1,908	—	1,908	100.0%
Gain on sale of business assets	(1,999)	—	(1,999)	100.0%
Other	130,004	133,971	(3,967)	-3.0%

Total	$588,166	$554,838	$33,328	6.0%

        The increase of $33,328 in selling, general and administrative expense is attributable to the following: Payroll costs increased mainly due to recent business acquisitions and general salary increases; rent and real estate taxes expense increased mainly associated with additional North American Retail and European Retail stores, as well as newly leased facilities; insurance costs increased mainly associated with an increase in general insurance rates; freight costs increased mainly resulting from the increased wholesale sales; impairment charges for the write-down of long lived assets held and used in its North American Retail locations (Vitamin World operations) impairment charge on building held for sale resulting from the sale of the Rexall corporate building; partially offset by a gain on sale of business assets as a result of the Company selling certain business assets of FSC, a Manchester, U.K. based wholesale operation which sold products to health food stores and pharmacies.

        Goodwill impairment.    During fiscal 2005, the Company recorded a goodwill impairment charge of $7,686 for the North American Retail operations (Vitamin World operations). Impairment indicators are discussed in Note 7 of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report.

        Interest Expense.    The major components of interest expense are interest on Senior Subordinated Notes, and interest on the Credit and Guarantee Agreement ("CGA") used for acquisitions, capital expenditures and other working capital needs. Interest expense for fiscal 2005 as compared with the prior comparable period is as follows:

	Fiscal year ended September 30,		Dollar Change
	2005	2004	2005 vs. 2004
Interest expense	$26,475	$24,663	$1,812

Percentage of net sales	1.5%	1.5%

        Interest expense increased due to an increase in the annual borrowing rate for the Term Loan C (5.875% at September 30, 2005 as compared to 3.75% at September 30, 2004), offset by principal repayments of borrowings under the CGA ($17,368 reduction to principal). Included in the interest expense for the fiscal year ended September 30, 2005 is a charge of $790 in connection with the early extinguishment of the 2007 Notes. The charge included a write-off of approximately $620 representing the unamortized portion of debt issuance costs and $170 representing the unamortized bond discount associated with the original issuance. In addition, interest expense for the current fiscal year increased due to an interest payment ($1,341) made as a result of the Company settling its working capital dispute in connection with the Rexall acquisition. On December 19, 2003, the Company refinanced

$224,000 of Term B loans outstanding under its July 2003 credit agreement with a new class of Term C loans on more favorable terms of LIBOR plus 2%. Costs of approximately $500 were paid on December 19, 2003, in connection with this debt refinancing, which will be amortized until Term C's maturity of approximately six years. On August 1, 2005, in connection with the Company's acquisition of Solgar®, the Company amended and restated its existing CGA by adding a new Term Loan A of $120,000 and increasing its existing Revolving Credit Facility from $100,000 to $125,000. Costs of $1,147 were paid in connection with this amendment and restatement of the Company's CGA. At September 30, 2005, the CGA consisted of a $125,000 Revolving Credit Facility, which had borrowings outstanding of $6,000, a Term Loan C, which had borrowings outstanding of $138,163 and a Term Loan A, which had borrowings outstanding of $75,419. Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR, plus applicable margin. At September 30, 2005 the annual borrowing rate for Term Loan C approximated 5.875%, the annual borrowing rate for Term Loan A approximated 5.25% and the annual borrowing rate for the Revolving Credit Facility approximated 7.75%.

        Miscellaneous, net.    Miscellaneous, net for fiscal 2005 as compared to the prior comparable period is as follows:

	Fiscal year ended September 30,		Dollar Change
	2005	2004	2005 vs. 2004
Miscellaneous, net	$8,051	$4,125	$3,926

Percentage of net sales	0.5%	0.2%

        Miscellaneous, net increased for fiscal 2005 as compared to the prior comparable period primarily attributable to the following:

	Fiscal year ended September 30,		Dollar Change
	2005	2004	2005 vs. 2004
Foreign exchange transaction gain	$4,286	$1,253	$3,033
Investment income	1,935	1,298	637
Rental income	991	1,248	(257)
Other	839	326	513

Total	$8,051	$4,125	$3,926

        Income Taxes.    Income tax expense for fiscal 2005 as compared to the prior comparable period, and the respective effective income tax rates, is as follows:

	Fiscal year ended September 30,		Dollar Change
	2005	2004	2005 vs. 2004
Provision for income taxes	$41,125	$57,156	$(16,031)

Percentage of net sales	2.4%	3.5%
Effective income tax rate	34.5%	33.8%

        The Company's income tax expense is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business, and the Company's ability to utilize state tax credits that will begin to expire in 2013. Therefore, the Company's overall effective income tax rate could vary as a result of these factors. No income tax benefit was attributed to the goodwill impairment charge of $7,686. This charge impacted the effective income tax rate for fiscal 2005 by 2.09%. Excluding the effect of the goodwill impairment charge for fiscal 2005, the effective income tax rates are generally less than the U.S. federal statutory tax rate primarily due to the enhanced tax structure of foreign subsidiaries which could also continue to impact future fiscal years.

        In October 2004, the American Jobs Creation Act of 2004 (Act) became effective in the U.S. Two provisions of the Act may impact the Company's provision for income taxes in future periods, namely those related to the Qualified Production Activities Deduction (QPA) and Foreign Earnings Repatriation (FER). The QPA will be effective for the Company's U.S. federal tax return year beginning after September 30, 2005. Due to the interaction of the law's provisions as well as the particulars of the Company's tax position, the ultimate effect of the QPA on the Company's future provision for income taxes is not deemed to be significant. The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. The Company has completed its evaluation of the application of the FER provision and determined that it will realize a benefit by repatriating funds in accordance with the FER provision. As such, the Company has developed a Domestic Reinvestment Plan to reinvest the repatriated funds in the U.S. in qualifying activities, pursuant to the terms of the FER provision and subsequent guidance issued by the IRS. This plan calls for the repatriation of up to $100 million during the fiscal year ending September 30, 2006. A portion of the repatriation includes foreign earnings related to the fiscal year ended September 30, 2005 and to earlier fiscal years. The Company has recorded a net benefit of $884 on the unremitted earnings from the fiscal year ended September 30, 2005 and earlier fiscal years as a result of the FER provision. The majority of the repatriation is expected to come from projected foreign earnings for the fiscal year ending September 30, 2006. It is impractical to calculate the exact amount of earnings and exact tax impact that the Company may realize from the repatriation of 2006 earnings. As such, no incremental tax impact has been recorded with respect to these earnings.

        Net Income.    After income taxes, the Company had net income for fiscal 2005 as compared to the prior comparable period (and the respective basic and diluted earnings per share) as follows:

	Fiscal year ended September 30,		Dollar Change
	2005	2004	2005 vs. 2004
Net income	$78,137	$111,849	$(33,712)

Percentage of net sales	4.5%	6.8%
Net income per share:
Basic	$1.16	$1.67
Diluted	$1.13	$1.62

        Included in the results for fiscal 2005 are asset impairment charges for the North American Retail goodwill write-down ($7,686 or basic and diluted earnings per share of $0.11) and the write-down of long lived assets held and used in its North American Retail locations (Vitamin World operations) ($2,304, after tax, or basic and diluted earnings per share of $0.03).

Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003

        Net Sales.    Net sales for fiscal 2004 were $1,652,031, an increase of $459,483, or 38.5%, compared with net sales of $1,192,548 in fiscal 2003. The $459,483 increase is comprised of the following:

	Fiscal year ended September 30,		Dollar Change	Percentage Change
	2004	2003	2004 vs. 2003	2004 vs. 2003
Wholesale	$734,293	$416,627	$317,666	76.2%
U.S. Retail/Vitamin World	216,431	212,380	4,051	1.9%
European Retail/Holland & Barrett/GNC (UK)	495,808	363,597	132,211	36.4%
Direct Response/Puritan's Pride	205,499	199,944	5,555	2.8%

Total	$1,652,031	$1,192,548	$459,483	38.5%

        The US Nutrition Wholesale division, which operates Nature's Bounty and Rexall brands, increased its net sales primarily due to the acquisition of the Rexall product lines ($220,726). The Company continues to adjust shelf space allocation between the Nature's Bounty brand and Rexall brands to provide the best overall product mix. These efforts have strengthened US Nutrition's position in the mass market. Additionally, the remaining wholesale net sales increases primarily resulted from increased promotional programs offered to the mass market, drug chains and supermarkets. Through the Company's well-known brands, NBTY continues to strengthen its leading market position. Consumer sales information obtained from the Company's Vitamin World retail stores and Puritan's Pride direct-response/e-commerce operations are used to provide its mass-market customers with timely and vital data and analyses to drive mass market sales. The Company continues to respond to consumer preferences and to monitor the market for trends and ideas, and these efforts have translated into increased sales. Product returns resulted in a reduction to net sales of $42,041 for the fiscal year ended September 30, 2004 as compared to $7,932 for the prior comparable period. For the fiscal year ended September 30, 2004, one customer of the Wholesale/US Nutrition division represented, individually, more than 10% of the Wholesale/US Nutrition segment's net sales. For the fiscal year ended September 30, 2003, two customers of the Wholesale/US Nutrition division represented, individually, more than 10% of the Wholesale/US Nutrition segment's net sales. One of these customers is primarily a supplier to the other customer, therefore changes in the Company's business relationship with either customer(s) would likely result in the loss of most of the net sales to both customers. While no one customer represented, individually, more than 10% of the Company's consolidated net sales, the loss of either of these two customers could have a material adverse effect on the Wholesale segment if the Company is unable to replace such customer(s).

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

        European Retail net sales increases were directly attributable to (1) the fiscal 2003 acquisitions of GNC (UK) (increase of $16,371) and De Tuinen (increase of $25,034); 38 GNC stores in the U.K. and 67 DeTuinen stores in the Netherlands were in operation at September 30, 2004; (2) an increase in same store sales for Holland & Barrett stores open more than one year of 25.1% (or $81,419); and (3) new Holland & Barrett stores opened during the fiscal year ended September 30, 2004 which contributed $6,357 to net sales. These European Retail net sales results include the positive effect of a strong British Pound ($43,284 or 11.9%). Without foreign exchange, the increase in same store sales (for sales open more than one year) was 13.0%. During the fiscal year ended September 30, 2004, the Company's European Retail division opened 19 new stores, closed 6 stores and at the end of the fiscal year 602 stores in the U.K., Ireland and the Netherlands were in operation. At September 30, 2003, 589 stores in the U.K., Ireland and the Netherlands were in operation.

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

	Fiscal year ended September 30,		Percent Change
	2004	2003	2004 vs. 2003
Wholesale	36%	40%	-4%
U.S. Retail/Vitamin World	59%	60%	-1%
European Retail/Holland & Barrett/GNC (UK)	62%	61%	1%
Direct Response/Puritan's Pride	62%	62%	0%

Total (without discontinued product charge)	50%	54%	-4%
Discontinued product charge	0%	-1%	1%

Total	50%	53%	-3%

        The US Nutrition Wholesale segment's gross profit for fiscal 2004 decreased 4% to 36% from 40%, as a percentage of net sales, for fiscal 2003. This was primarily due to the effect of Rexall's sales returns ($34,215) resulting from current business decisions to accept returns for certain non-performing Rexall brands and replacing them with faster selling Nature's Bounty product as well as lower gross profit contributions from Rexall's product lines (35%). During fiscal 2004, total product returns were $42,041 as compared to $7,932 during fiscal 2003. The gross profit was also affected by changes in product mix and an increase in sales incentives and promotion costs which are classified as reductions in gross sales. The U.S. Retail gross profit for fiscal 2004 decreased 1% to 59% from 60%, as a percentage of net sales, for fiscal 2003 primarily due to product mix. The European Retail gross profit increased 1% to 62% from 61%, as a percentage of net sales, primarily due to different promotional programs in effect this period as compared to the prior comparable period and as a result of the recent acquisitions of GNC (UK) and De Tuinen, which had improved margins this period as compared to the prior comparable period. These operations reported gross profit of 48% compared to 41% during the prior comparable fiscal year. Without these newly acquired operations, gross profit would have increased 2% to 65% from 63%, as a percentage of net sales, for the prior comparable period. Direct

Response/Puritan's Pride's gross profit was 62%, as a percentage of net sales, for fiscal 2004 and fiscal 2003. The Company's overall strategy is to improve margins by introducing new products which traditionally have a higher gross profit margin and by continuing to increase in-house manufacturing.

        Advertising, Promotion and Catalog.    Advertising, promotion and catalog expenses were $85,238 for fiscal 2004, compared with $66,455 for fiscal 2003, an increase of $18,783. Such advertising expenses as a percentage of net sales were 5.2% during fiscal 2004 and 5.6% for the prior comparable period. Of the $18,783 increase, $17,667 was attributable to the increase in promotions for products, mainly via television, magazines, newspapers and mailing programs, and $1,116 was attributable to the increase in catalog printing costs. The Wholesale segment advertising increased $18,097 primarily due to an increase in advertising expenses for Rexall related products ($17,032) and other increases in advertising of US Nutrition related products ($1,065). Other segments' advertising variances are as follows: European Retail promotion and media increased $2,734 offset by decreases in advertising expenses for U.S. Retail $1,011 and Puritan's Pride/Direct Response $1,037. Investments in additional advertising and sales promotions are part of the Company's strategic effort to increase long-term growth.

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

Off-Balance Sheet Arrangements

        The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, except for the financing commitments previously discussed.

Liquidity and Capital Resources

        The Company's primary sources of liquidity and capital resources are cash generated from operations and a $125,000 Revolving Credit Facility maintained by the Company under its Credit & Guarantee Agreement ("CGA"). On August 1, 2005, in connection with the Company's acquisition of Solgar®, the Company amended and restated its existing CGA by adding a new Term Loan A of $120,000 and increasing its existing Revolving Credit Facility from $100,000 to $125,000. Please see below for further discussion regarding the Company's CGA. The Company's principal uses of cash have been to finance working capital, facility expansions, acquisitions, capital expenditures and debt service requirements. The Company anticipates these uses will continue to be its principal uses of cash in the future.

        The following table sets forth, for the years indicated, the Company's net cash flows provided by (used in) operating, investing and financing activities, its period-end cash and cash equivalents and other operating measures:

	Fiscal year ended September 30,
	2005	2004	2003
Cash flow provided by operating activities	$85,848	$119,936	$111,532
Cash flow used in investing activities	$(250,541)	$(37,477)	$(323,285)
Cash flow provided by (used in) financing activities	$210,333	$(115,719)	$233,435
Cash and cash equivalents at year end	$67,282	$21,751	$49,349
Days sales outstanding	56	65	59
Inventory turnover	2.22	2.39	2.25

        As of September 30, 2005, working capital was $475,728, compared with $359,847 as of September 30, 2004, an increase of $115,881. The increase in working capital was primarily due to acquisitions during the current fiscal year ($52,020) as well as increases in current assets including cash and inventories and decreases in accounts payable, offset partially by a decrease in accounts receivable, deferred income taxes, prepaid and other current assets and an increase in current portion of long-term debt and accrued expenses. Accounts receivable decreased due to increased collections. The number of average days' sales outstanding (on wholesale net sales) at September 30, 2005, was 56 days, compared with 65 days at September 30, 2004. Inventory levels increased as a result of acquisitions during the current fiscal year ($41,712) and to ensure supply of the Company's joint care products, including Osteo Bi-Flex®, Flex-a-Min® and Knox NutraJoint®, as well as to ensure adequate raw material supplies for other popular items in short supply. The inventory turnover rate was approximately 2.22 times during the fiscal year ended September 30, 2005 compared with 2.39 times during the prior comparable period primarily due to the increased inventory levels. Prepaid and other current assets decreased primarily due to the sale of the Rexall building previously held for sale at September 30, 2004 ($10,508).

        The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. Cash and cash equivalents totaled $67,282 and $21,751 at September 30, 2005 and 2004, respectively. At September 30, 2005, approximately $36,369 of the Company's cash and cash equivalents were held by its foreign subsidiaries. These funds are subject to U.S. income taxation on repatriation to the U.S. The Company currently repatriates all earnings from its foreign subsidiaries where permitted under local law. The Company generated cash from operating activities of $85,848, $119,936 and $111,532 in fiscal 2005, 2004 and 2003, respectively. The overall decrease in cash from operating activities during fiscal 2005 was mainly attributable to decreased net income and changes in other operating assets and liabilities, offset by non-cash charges.

        Cash used in investing activities was $250,541, $37,477 and $323,285 in fiscal 2005, 2004 and 2003, respectively. Fiscal 2005 cash used in investing activities consisted primarily of the purchase of property, plant and equipment ($71,516, of which $19,624 was attributable to a new distribution facility in Hazleton, PA and $14,973 was attributable to a new manufacturing facility in Augusta, Georgia), cash paid for acquisitions (Le Naturiste, SISU and Solgar), net of cash acquired ($131,397), the purchase of auction rate securities ($39,900), the purchase of industrial revenue bonds ($14,973), cash paid in connection with the Rexall acquisition dispute settlement ($12,794) and the purchase of intangible assets ($563), offset by proceeds from the sale of property, plant and equipment held for sale ($9,950) mainly due to the sale of the Rexall building, proceeds from the sale of certain business assets of FSC, a Manchester, U.K. based wholesale operation which sold products to health food stores and pharmacies ($5,766), cash settlement received from the GNC (UK) purchase price dispute ($4,558), proceeds from the sale of property, plant and equipment ($298) and proceeds from the sale of a trademark ($30).

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

        Net cash provided by (used in) financing activities was $210,333, ($115,719) and $233,435 in fiscal 2005, 2004 and 2003, respectively. Fiscal 2005 net cash flows provided by financing activities included proceeds from the Company's bond offering, net of discount ($198,234), proceeds from sale-leaseback ($14,973), proceeds from borrowings under long-term debt agreements ($132,950), net proceeds from borrowing under the Revolving Credit Facility ($6,000) and the exercise of stock options ($225), offset by principal payments under long-term debt agreements ($138,544), payments related to bond issuance costs ($3,329) and the purchase of treasury stock ($176).

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

        The Company believes its sources of cash will be sufficient to fund its operations and meet its cash requirements to satisfy its working capital needs, capital expenditure needs, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 18 to 24 months. The Company's ability to fund these requirements and comply with financial covenants under its debt agreements will depend on its future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond the Company's control. In addition, as part of the Company's strategy, it may pursue acquisitions and investments that are complementary to its business. Any material future acquisitions or investments will likely require additional capital and therefore, the Company cannot predict or assure that additional funds from existing sources will be sufficient for such future events.

Debt Agreements:

        At September 30, 2005, the Company maintained Senior Secured Credit Facilities under its Credit and Guarantee Agreement ("CGA") consisting of a $125,000 Revolving Credit Facility, which had borrowings outstanding of $6,000, a Term Loan C, which had borrowings outstanding of $138,163 and a Term Loan A, which had borrowings outstanding of $75,419. The Revolving Credit Facility, Term Loan C and Term Loan A are scheduled to mature on July 24, 2008, July 24, 2009 and August 1, 2010, respectively. Virtually all of the Company's assets are collateralized under the CGA. Under the CGA, the Company is obligated to maintain various financial ratios and covenants that are typical for such facilities.

        In September 2005, the Company issued 10-year 7 1/8% Senior Subordinated Notes due 2015 (the "7 1/8% Notes"). The 7 1/8% Notes are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company. The 7 1/8% Notes are subject to redemption, at the option of the Company, in whole or in part, at any time on or after October 1, 2010, and prior to maturity at certain fixed redemption prices plus accrued interest. In addition, on or prior to October 1, 2008, the Company may redeem in the aggregate up to 35% of the 7 1/8% Notes with the net cash proceeds received by the Company from certain types of equity offerings, at a redemption value equal to 107.125% of the principal amount plus accrued interest, provided that at least 65% of the aggregate principal amount of notes remain outstanding immediately after any such redemption. The notes do not have any sinking fund requirements. Interest is paid semi-annually on every April 1st and October 1st at the rate of 7 1/8% per annum. Interest payments relating to such debt approximates $14,250 per annum.

        On August 25, 2005, the Company initiated a cash tender offer (the "Offer") for any and all of its $150,000 aggregate principal amount of the 8 5/8% Senior Subordinated Notes due 2007. The redemption price was equal to $1,000 per $1,000 principal amount of the 8 5/8% Notes validly tendered, plus accrued and unpaid interest to the redemption date. On September 23, 2005, the Company announced the expiration of the Offer with a total of $74,458 aggregate principal amount of the 8 5/8% Notes tendered, representing approximately 49.6% of the outstanding 8 5/8% Notes. On September 23, 2005, the Company accepted and paid for the $74,458 aggregate principal amount of 8 5/8% Notes tendered. On October 24, 2005, the Company redeemed the remaining $75,542 aggregate principal amount of the 8 5/8% Notes outstanding. On such date, the Company paid $706 representing the remaining accrued interest due to the 8 5/8% Note holders and recorded a charge of $802 to interest expense in the Consolidated Statements of Income representing the unamortized portion of debt issuance costs and bond discount associated with the original issuance. Also, on October 24, 2005, the Company liquidated and utilized all of its investment in auction rate securities of $39,900 to pay such redemption.

        On August 31, 2005, the Company entered into a variable rate mortgage with JP Morgan Chase Bank ("variable rate mortgage") for a loan in the amount of $12,950 which is payable in monthly principal installments of $72 plus interest at LIBOR plus 1.5%. The mortgage matures on August 31, 2015, with the final payment of the then unpaid principal balance of approximately $4,317. On August 31, 2005, the Company entered into an interest rate swap agreement ("SWAP") to receive-variable (LIBOR), pay-fixed (4.71%) interest which effectively converted the $12,950 mortgage to fixed rate debt. The Company entered into this SWAP as a cash flow hedge in order to fix its interest payments on the mortgage. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest. The SWAP, which expires August 2015 is amortizing so that the notional amount of the SWAP will decrease in tandem with the scheduled principal payments on the mortgage. The Company does not use derivative financial instruments for trading purposes.

        In accordance with SFAS 133, as amended by SFAS No. 138, the Company has formally documented the relationship between the interest rate swap (noted above) and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process includes linking the derivative which was designated as a cash flow hedge to the specific liability on the balance sheet. The Company will record the fair value change in the value of the Interest Rate Swap through Other Comprehensive Income "OCI", net of tax, since management expects this hedging relationship to be highly effective, both at inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributable to the hedged risk during the period that the hedge is designated. The Company determined that there will be no ineffectiveness in this hedging relationship since the hedged forecasted interest payments are based on the same notional amount, have the same reset dates, and are based on the same benchmark interest rate designated under the variable rate mortgage. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. At September 30, 2005, the SWAP liability was $65.

        On August 1, 2005, in connection with the Company's acquisition of Solgar®, the Company amended and restated its existing credit agreement by adding a new Term Loan A of $120,000 and increasing its existing Revolving Credit Facility from $100,000 to $125,000. Amendments were also made to certain covenants, such as eliminating the minimum fixed charge coverage ratio covenant and increasing the capital expenditures annual limitation from $50,000 to $75,000.

        Interest rates charged on borrowings under the CGA can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. At September 30, 2005 and 2004, the annual borrowing rate for Term Loan C approximated 5.875% and 3.75%, respectively. At September 30, 2005 the borrowing rate for the Revolving Credit Facility and Term Loan A approximated 7.75% and 5.25%, respectively. EBITDA, which is a factor utilized in calculating covenant ratios, is defined as net income, excluding the aggregate amount of all non-cash losses reducing net income, plus interest, taxes, depreciation and amortization. The Company is required to pay a commitment fee, which varies between .25% and .50% per annum, depending on the Company's ratio of consolidated indebtedness to consolidated EBITDA, on any unused portion of the revolving credit facility. Term Loan C requires the Company to make quarterly principal installments of approximately $352 thru June 30, 2008 and requires the last four quarterly principal installments to be balloon payments of approximately $33,572 beginning September 30, 2008. Term loan A requires the Company to make quarterly principal installments of approximately $2,828 beginning September 30, 2006 and requires the last four quarterly principal installments to be balloon payments of approximately $10,370 beginning September 30, 2009. The current portion of Term Loan C and Term Loan A at September 30, 2005 was $1,410 and $2,828, respectively.

        Utilizing the Company's current borrowing rate of 5.875% at September 30, 2005, the estimated interest to be paid over the remaining life of Term Loan C approximates $27,348. Of such amount, interest of approximately $8,198 is expected to be paid within the next twelve months. Utilizing the Company's current borrowing rate of 5.25% at September 30, 2005, the estimated interest to be paid over the remaining life of Term Loan A approximates $13,949. Of such amount, interest of approximately $4,014 is expected to be paid within the next twelve months. Since the interest rate on this debt is variable, the expected interest to be paid over the term of this loan is subject to revision as interest rates change. The interest rate charged for the Term Loan A and Term Loan C is reset quarterly and is equal to the 3-month LIBOR rate plus 1.5% for Term Loan A and the 3-month LIBOR rate plus 2% for Term Loan C.

        Under the Company's credit arrangements, a number of covenants must be met, including, but not limited to, a minimum consolidated interest coverage ratio and a maximum leverage ratio. EBITDA is a factor utilized in calculating all of the ratios mentioned. The specific covenants and related definitions can be found in the CGA, which has been previously filed with the Securities and Exchange Commission.

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

        The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA:

	Fiscal year ended September 30,
	2005		2004	2003
Net cash provided by operating activities	$85,848		$119,936	$111,532
Interest expense	26,475		24,663	17,384
Income tax provision	41,125		57,156	33,412
Working capital and other liabilities	65,496		63,176	28,386
Other	(3,720	)(a)	(9,583)	(11,449)

EBITDA	$215,224	(a)	$255,348	$179,265

(a)
The asset impairment charges of $11,204 are included as an increase to EBITDA.

        The Company's credit arrangements, generally the indenture governing the 7 1/8% Notes ("Indenture") and the CGA, impose certain restrictions on the Company regarding capital expenditures and limit the Company's ability to do any of the following: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay dividends or distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions are subject to certain limitations and exclusions.

        In addition, a default under certain covenants in the Indenture and the CGA, respectively, could result in the acceleration of the Company's payment obligations under the CGA and the Indenture, as the case may be, and, under certain circumstances, in cross-defaults under other debt obligations. These defaults may have a negative effect on the Company's liquidity.

        A summary of contractual cash obligations as of September 30, 2005 is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt, excluding interest	$509,126	$80,922	$67,311	$153,665	$207,228
Interest	189,681	28,036	52,802	35,911	72,932
Operating leases	509,065	86,392	149,402	101,985	171,286
Purchase commitments	40,453	40,453	—	—	—
Capital commitments	8,070	8,070	—	—	—
Employment and consulting agreements	3,802	2,632	1,170	—	—

Total contractual cash obligations	$1,260,197	$246,505	$270,685	$291,561	$451,446

        The Company conducts retail operations under operating leases, which expire at various dates through 2030. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year at September 30, 2005 are noted in the above table. In connection with a February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants expressing its views of existing accounting literature related to lease accounting, the Company has completed a review of its lease accounting policies. As a result of this review, no adjustments were required to be recorded to the consolidated financial statements.

        In August 2005, the Company entered into a sale-leaseback transaction pursuant to which it sold certain manufacturing assets and its manufacturing facility located in Augusta Georgia for a total purchase price of $14,973. The purchase price consisted of $14,973 in cash which was simultaneously invested and is subject to an Industrial Revenue Bonds (IRB's) financing agreement. This agreement is intended to permit counties to attract business investment by offering property tax incentives. In accordance with Georgia law, the Company entered into this sale-leaseback agreement with Richmond County (the "County") and acquired an Industrial Development Revenue Bond. The arrangement is structured so that the Company's lease payments to the County equal and offset the County's bond payments to the Company. The Bond is non-recourse to the County, the Company's lease payments are pledged to secure repayment of the Bond, and the lease and bond provide for the legal right of offset. Consequently, in accordance with Financial Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," the investment and lease obligation related to this arrangement have been offset in the Company's Consolidated Balance Sheets. The agreement has a maximum expiration date of 2025. Under the terms of the agreement, the Company must annually submit information regarding the value of the machinery and equipment in service in the county. If the Company had not entered into this transaction, property tax payments would have been higher. The Company can reacquire such property and terminate the agreement at a nominal price of $1 and, accordingly, the subject property is included in property, plant, and equipment in the consolidated balance sheet. If the Company elects to reacquire the subject property prior to the expiration of the arrangement, it may also be required to make certain adjusting property tax payments.

        The Company was committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $40,453 at September 30, 2005. During fiscal 2005, one supplier individually represented greater than 10% of the Company's raw material purchases. Due to numerous alternative suppliers available, the Company does not believe that the loss of this or any other single supplier would have a material adverse effect on the Company's consolidated financial condition or results of operations.

        The Company had approximately $4,314 in open capital commitments at September 30, 2005, primarily related to manufacturing equipment as well as to computer hardware and software. Also, the Company has a $3,756 commitment for an expansion of the softgel facility which is expected to be completed within one year.

        The Company has employment agreements with two of its executive officers. The agreements, initially entered into in October 2002, each have a term of 5 years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and changes in control of the Company. The annual commitment for salaries to these two officers as of September 30, 2005 was approximately $1,170. In addition, five members of Holland & Barrett's senior executive staff have service contracts terminable by the Company upon twelve months notice. The annual aggregate commitment for such H&B executive staff as of September 30, 2005 was approximately $1,349.

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

        During the fiscal 2005, the following transactions occurred:

  A.
  Gail Radvin, Inc., a corporation wholly-owned by Gail Radvin, received sales commissions from the Company totaling $693. Gail Radvin is the sister of Arthur Rudolph (a director of the Company) and the aunt of Scott Rudolph (Chairman and Chief Executive Officer).

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

  C.
  Certain members of the immediate families (as defined in Rule 404 of Regulation S-K) of Arthur Rudolph, Scott Rudolph and Michael Slade (each a director of the Company) are employed by the Company. During fiscal 2005, these immediate family members received aggregate compensation and fringes from the Company totaling approximately $1,152 for services rendered by them as employees of the Company.

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

        At September 30, 2005, credit ratings were as follows:

Credit Rating Agency	7 1/8 Notes	CGA	Overall
Standard and Poors	B+	BB	BB
Moody's	B1	Ba2	—

New Accounting Developments

        In October 2005, the FASB issued Staff Position FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period," which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required. The adoption of this statement is not expected to have a significant effect on the Company's consolidated financial position or results of operations since the Company currently expenses such costs.

        In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation "Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109." Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered more likely than not of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the more likely than not recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the more likely than not recognition threshold at or after the effective date would be recognized. The Company is currently analyzing the proposed Interpretation and has not determined its potential impact on its Consolidated Financial Statements. While the Company cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

        In June 2005, the Emerging Issues Task Force modified its consensus on Issue No. 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds". This guidance creates stricter standards for aggregating operating segments that do not meet the quantitative thresholds provided within SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". The guidance became effective for fiscal years ending after September 15, 2005. The adoption of this guidance did not impact the presentation of the Company's reportable segments.

        In June 2005, the FASB issued an exposure draft of a proposed standard entitled "Business Combinations—a replacement of FASB Statement No. 141". The proposed standard, if adopted, would provide new guidance for evaluating and recording business combinations and would be effective on a prospective basis for business combinations whose acquisition dates are on or after January 1, 2007. Upon issuance of a final standard, which is expected in 2006, the Company will evaluate the impact of this new standard and its effect on the process for recording business combinations.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. APB Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods' financial statements, unless it is impracticable to determine the period-specific effects of the change. The FASB identified the reason for the issuance of SFAS 154 to be part of a broader attempt to eliminate differences with the International Accounting Standards Board ("IASB"). The Statement is effective for fiscal years beginning after December 15, 2005. The Company is required to adopt this statement starting in its fiscal 2007 reporting period. The Company does not anticipate that the adoption of SFAS 154 will have a significant impact on the Company's consolidated financial position or results of operations.

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

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a significant impact on the Company's consolidated financial position or results of operations.

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

        In October 2004, the American Jobs Creation Act of 2004 ("Act") became effective in the U.S. Two provisions of the Act may impact the Company's provision for income taxes in future periods, namely those related to the Qualified Production Activities Deduction ("QPA") and Foreign Earnings Repatriation ("FER"). As discussed further below, the Company has analyzed the Act and determined that it will repatriate funds in accordance with the FER provision during the fiscal year ending September 30, 2006.

  •
  The QPA will be effective for the Company's U.S. federal tax return year beginning after September 30, 2005. In summary, the Act provides for a percentage deduction of earnings from qualified production activities, as defined, commencing with an initial deduction of 3 percent for tax years beginning in 2005 and increasing to 9 percent for tax years beginning after 2009. However, the Act also provides for the phased elimination of the Extraterritorial Income

    Exclusion provisions of the Internal Revenue Code, which have previously resulted in tax benefits to the Company. Due to the interaction of the provisions noted above as well as the particulars of the Company's tax position, the ultimate effect of the QPA on the Company's future provision for income taxes is not deemed to be significant. The FASB issued FASB Staff Position FAS 109-1, Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, ("FSP 109-1") in December 2004. FSP 109-1 requires that tax benefits resulting from the QPA should be recognized no earlier than the year in which they are reported in the entity's tax return, and that there is to be no revaluation of recorded deferred tax assets and liabilities as would be the case had there been a change in an applicable statutory rate.

  •
  The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the Act. In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). FSP 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. The Company has completed its evaluation of the application of the FER provision and determined that it will realize a benefit by repatriating funds in accordance with the FER provision. As such, the Company has developed a Domestic Reinvestment Plan to reinvest the repatriated funds in the U.S. in qualifying activities, pursuant to the terms of the FER provision and subsequent guidance issued by the IRS. This plan calls for the repatriation of up to $100 million during the fiscal year ending September 30, 2006. A portion of the repatriation includes foreign earnings related to the fiscal year ended September 30, 2005 and to earlier fiscal years. The Company has recorded a net benefit of $884 on the unremitted earnings from the fiscal year ended September 30, 2005 and earlier fiscal years as a result of the FER provision. The majority of the repatriation is expected to come from projected foreign earnings for the fiscal year ending September 30, 2006. It is impractical to calculate the exact amount of earnings and exact tax impact that the Company may realize from the repatriation of 2006 earnings. As such, no incremental tax impact has been recorded with respect to these earnings.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is subject to currency fluctuations, primarily with respect to the British Pound, the Euro and the Canadian dollar, and interest rate risks that arise from normal business operations. The Company regularly assesses these risks. As of September 30, 2005, the Company had not entered into any significant hedging transactions other than the cash flow hedge discussed below.

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

        The U.S. dollar volume of net sales denominated in foreign currencies was approximately $596,691, or 34.3% of total net sales, for fiscal 2005. During fiscal 2005, the U.S. dollar weakened approximately 3% against the foreign currencies, as compared to the prior comparable period, resulting in an increase in net sales of approximately $16,003 and an increase in operating income of approximately $3,343 for fiscal 2005. The related impact on basic and diluted earnings per share was $0.03 for the same period. The Company estimates that a 10% change in the average foreign currencies exchange rates would have impacted the Company's operating income by approximately $10,618.

        To manage the potential loss arising from changing interest rates and its impact on long-term debt, the Company's policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments. On August 31, 2005, the Company entered into an interest rate swap agreement ("SWAP") to receive variable rate interest (LIBOR), and pay fixed rate interest (4.71%) which effectively converted its $12,950 mortgage to fixed rate debt. The Company entered into this SWAP as a cash flow hedge in order to fix its interest payments on the mortgage. The SWAP, which expires August 2015 is amortizing so that the notional amount of the SWAP will decrease in tandem with the schedule principal payments on the mortgage. Management believes that a significant fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements.

        The Company is exposed to changes in interest rates on its floating rate CGA and fixed rate Notes. At September 30, 2005, based on a hypothetical 10% decrease in interest rates related to the Company's fixed rate Notes, the Company estimates that the fair value of its fixed rate debt would have increased by approximately $6,930. Conversely, based on a hypothetical 10% increase in interest rates related to the Company's fixed rate Notes at September 30, 2005, the Company estimates that the fair value of its fixed rate debt would have decreased by approximately $6,450. At September 30, 2005 and September 30, 2004, the Company had borrowings outstanding under its CGA of $219,582 and $155,531, respectively. A hypothetical 10% change in interest rates would not have a material effect on the Company's consolidated pretax income or cash flow.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements, notes thereto, supplementary schedule, and the related independent auditors' reports contained on page F-1 to NBTY's consolidated financial statements, are herein incorporated:

  Reports of Independent Registered Accounting Firms.

  Consolidated Balance Sheets—As of September 30, 2005 and 2004.

  Consolidated Statements of Income—Fiscal years ended September 30, 2005, 2004 and 2003.

  Consolidated Statements of Stockholders' Equity and Comprehensive Income—Fiscal years ended September 30, 2005, 2004 and 2003.

  Consolidated Statements of Cash Flows—Fiscal years ended September 30, 2005, 2004 and 2003.

  Notes to Consolidated Financial Statements.

  Schedules II, Valuation and Qualifying Accounts.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2005. Management's assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include an assessment of certain elements of the internal control over financial reporting of Solgar, SISU, Inc. and Le Naturiste, all of which were acquired in fiscal 2005, and which are included in the consolidated financial statements of the Company for fiscal 2005. The excluded elements constituted, in the aggregate, approximately $139.6 million and $128.5 million of the Company's total and net assets, respectively, as of September 30, 2005 and approximately $29.9 million of the Company's revenues and $3.8 million loss before income taxes, respectively, for fiscal 2005. Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of September 30, 2005.

        The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management's assessment of internal control over financial reporting. Their report is included in this Item 9A.

        There was no change in the Company's internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

NBTY, Inc.
December 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
NBTY, Inc.
Bohemia, New York

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that NBTY, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Solgar Vitamin and Herb ("Solgar"), acquired on August 1, 2005, Le Naturiste Jean-Marc Brunet ("Le Naturiste"), acquired on June 8, 2005, and SISU, Inc. ("SISU"), acquired on February 25, 2005, and whose financial statements reflect total assets and revenues constituting 9.4 and 1.7 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2005. Accordingly, our audit did not include the internal control over financial reporting at Solgar, Le Naturiste and SISU. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2005 of the Company and our report dated December 22, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Jericho, New York
December 22, 2005

Item 9B. OTHER INFORMATION

        None

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information about our Directors may be found under the caption "Proposal 1. Election of Directors" of our Proxy Statement for the Annual Meeting of Stockholders to be held February 10, 2006 (the "Proxy Statement"). That information is incorporated herein by reference.

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

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of NBTY, Inc.*
3.2	Amended and Restated By-Laws of NBTY, Inc.(1)
4.1	Indenture, dated as of September 23, 2005, among NBTY, Inc., the Guarantors (as defined therein), and The Bank of New York, as Trustee(2)
4.2	Registration Rights Agreement, dated as of September 23, 2005, among NBTY, Inc., the Guarantors (as defined therein) and J.P. Morgan Securities, Inc., Adams Harness, Inc., BNP Paribas Securities Corp., HSBC Securities (USA), Inc., and RBC Capital Markets Corporation(2)
10.1	Employment Agreement, effective October 1, 2002, by and between NBTY, Inc. and Scott Rudolph(3)
10.2	Employment Agreement, effective October 1, 2002, by and between NBTY, Inc. and Harvey Kamil(3)
10.3	Executive Consulting Agreement, effective January 1, 2002, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(3)
10.4	First Amendment to Executive Consulting Agreement, effective January 1, 2003, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(1)
10.5	Second Amendment to Executive Consulting Agreement, effective January 1, 2004, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(4)
10.6	NBTY, Inc. Retirement Savings and Employees' Stock Ownership Plan*
10.7	NBTY, Inc. Year 2000 Incentive Stock Option Plan(5)
10.8	NBTY, Inc. Year 2002 Stock Option Plan(6)
10.9	Second Amended and Restated Credit Agreement, as further amended and restated as of August 1, 2005, among NBTY, Inc., as Borrower, The Several Lenders from Time to Time Parties Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Bank of America, N.A., as Syndication Agent(7)
10.10	Guarantee and Collateral Agreement made by NBTY, INC. and the other Grantors party hereto in favor of JPMorgan Chase Bank, as Administrative Agent dated as of July 24, 2003(1)
10.11	2005 Salary and Bonuses for Executive Officers of NBTY, Inc.(8)
10.12	Third Amendment to Executive Consulting Agreement, effective January 1, 2005, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(9)

10.13	Purchase Agreement by and between Wyeth and NBTY, Inc. dated as of June 6, 2005 (the "Solgar Purchase Agreement").(7)
10.14	Amendment to the Solgar Purchase Agreement, dated August 1, 2005.(7)
14.1	Code of Business Conduct and Ethics*
21.1	Subsidiaries of NBTY, Inc.*
23.1	Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm*
23.2	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

(1)
Incorporated by reference to NBTY, Inc.'s Form 10-K for the fiscal year ended September 30, 2003 filed on December 16, 2003 (File #0-10666).

(2)
Incorporated by reference to NBTY, Inc.'s Form 8-K filed on September 27, 2005 (File #001-31788).

(3)
Incorporated by reference to NBTY, Inc.'s Form 10-K for the fiscal year ended September 30, 2002 filed on December 20, 2002 (File #0-10666).

(4)
Incorporated by reference to NBTY, Inc.'s Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004 (File #001-31788).

(5)
Incorporated by reference to NBTY, Inc.'s Form S-8, filed on September 20, 2000 (File #333-46188).

(6)
Incorporated by reference to NBTY, Inc.'s Proxy Statement, dated March 25, 2002 (File #0-10666).

(7)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed on August 9, 2005 (File #001-31788).

(8)
Incorporated by reference to NBTY, Inc.'s Form 8-K filed on February 11, 2005 (File #001-31788).

(9)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed on May 9, 2005 (File #001-31788).

(b)
The exhibits required by Item 601 of Regulation S-K to be filed as part of this Report or incorporated herein by reference are listed in Item 15(a)(3) above.

(c)
See Item 15(a)(2) of this Report.

NBTY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page Number
1. Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements
Balance Sheets	F-3
Statements of Income	F-4
Statements of Stockholders' Equity and Comprehensive Income	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-8
2. Financial Statement Schedule
Schedule II	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
NBTY, Inc.
Bohemia, New York

        We have audited the accompanying consolidated balance sheets of NBTY, Inc. and subsidiaries (the "Company") as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NBTY, Inc. and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 22, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Jericho, New York
December 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NBTY, Inc. and Subsidiaries:

        In our opinion, the consolidated statements of income, stockholders' equity and comprehensive income and of cash flows listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of NBTY, Inc. and its subsidiaries for the year ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein with respect to the year ended September 30, 2003 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
November 11, 2003

NBTY, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$67,282	$21,751
Investments	39,900	—
Accounts receivable, less allowance for doubtful accounts of $9,155 at September 30, 2005 and $9,389 at September 30, 2004	73,226	86,113
Inventories	491,335	374,559
Deferred income taxes	23,645	32,062
Prepaid expenses and other current assets	54,469	62,835

Total current assets	749,857	577,320
Property, plant and equipment, net	320,528	280,075
Goodwill	228,747	221,429
Other intangible assets, net	166,325	136,541
Other assets	16,845	17,288

Total assets	$1,482,302	$1,232,653

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$80,922	$3,205
Accounts payable	72,720	97,635
Accrued expenses and other current liabilities	120,487	116,633

Total current liabilities	274,129	217,473
Long-term debt	428,204	306,531
Deferred income taxes	57,092	64,675
Other liabilities	6,822	4,176

Total liabilities	766,247	592,855

Commitments and contingencies
Stockholders' equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 67,191 shares at September 30, 2005 and 67,060 shares at September 30, 2004	537	536
Capital in excess of par	138,657	135,787
Retained earnings	559,275	481,302

	698,469	617,625
Accumulated other comprehensive income	17,586	22,173

Total stockholders' equity	716,055	639,798

Total liabilities and stockholders' equity	$1,482,302	$1,232,653

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended September 30, 2005, 2004 and 2003
(dollars and shares in thousands, except per share amounts)

	2005	2004	2003
Net sales	$1,737,187	$1,652,031	$1,192,548

Costs and expenses:
Cost of sales	895,644	822,412	554,804
Discontinued product charge	—	—	4,500
Advertising, promotion and catalog	108,005	85,238	66,455
Selling, general and administrative	588,166	554,838	435,748
Goodwill impairment	7,686	—	—

	1,599,501	1,462,488	1,061,507

Income from operations	137,686	189,543	131,041

Other income (expense):
Interest	(26,475)	(24,663)	(17,384)
Bond investment write down	—	—	(4,084)
Miscellaneous, net	8,051	4,125	5,424

	(18,424)	(20,538)	(16,044)

Income before provision for income taxes	119,262	169,005	114,997
Provision for income taxes	41,125	57,156	33,412

Net income	$78,137	$111,849	$81,585

Net income per share:
Basic	$1.16	$1.67	$1.23
Diluted	$1.13	$1.62	$1.19
Weighted average common shares outstanding:
Basic	67,162	66,793	66,452
Diluted	69,137	69,069	68,538

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income
Years ended September 30, 2005, 2004 and 2003
(dollars and shares in thousands)

	Common Stock				Treasury Stock
							Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Capital in Excess of Par	Retained Earnings	Number of Shares	Amount		Total Stockholders' Equity	Total Comprehensive Income
Balance, September 30, 2002	66,322	$529	$126,283	$287,868	—	$—	$4,577	$419,257
Components of comprehensive income:
Net income				81,585				81,585	$81,585
Foreign currency translation adjustment and other							10,028	10,028	10,028

									$91,613

Shares issued and contributed to ESOP	100	1	1,710					1,711
Exercise of stock options	198	3	1,143					1,146
Tax benefit from exercise of stock options			1,072					1,072

Balance, September 30, 2003	66,620	533	130,208	369,453	—	—	14,605	514,799
Components of comprehensive income:
Net income				111,849				111,849	$111,849
Foreign currency translation adjustment and other, net of taxes							7,568	7,568	7,568

									$119,417

Shares issued and contributed to ESOP	100	1	2,472					2,473
Exercise of stock options	340	2	1,879					1,881
Tax benefit from exercise of stock options			1,228					1,228

Balance, September 30, 2004	67,060	536	135,787	481,302	—	—	22,173	639,798
Components of comprehensive income:
Net income				78,137				78,137	$78,137
Foreign currency translation adjustment and other, net of taxes							(4,587)	(4,587)	(4,587)

									$73,550

Purchase of treasury shares, at cost					8	(176)		(176)
Treasury stock retired	(8)	—	(12)	(164)	(8)	176		—
Shares issued and contributed to ESOP	100	1	2,437					2,438
Exercise of stock options	39		225					225
Tax benefit from exercise of stock options			220					220

Balance, September 30, 2005	67,191	$537	$138,657	$559,275	—	$—	$17,586	$716,055

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended September 30, 2005, 2004 and 2003
(dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$78,137	$111,849	$81,585
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision (gain) relating to impairments and disposals of property, plant and equipment	5,471	1,556	(711)
Depreciation and amortization	58,283	61,680	46,884
Foreign currency transaction gain	(4,286)	(1,253)	(334)
Amortization of deferred financing costs	2,398	3,955	1,003
Amortization of bond discount	152	7	124
Loss on bond redemption	790	—	—
Compensation expense for ESOP	2,583	4,090	1,711
Impairment on asset held for sale	1,908	—	—
Gain on sale of business assets	(1,999)	—	—
Goodwill impairment	7,686	—	—
Bond investment write down	—	—	4,084
Discontinued product charge	—	—	4,500
Provision for doubtful accounts	182	3,074	2,970
Inventory reserves	9,500	16,070	2,108
Deferred income taxes	4,527	8,767	5,227
Tax benefit from exercise of stock options	220	1,228	1,072
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	29,354	(8,151)	(222)
Inventories	(87,434)	(72,888)	(30,487)
Prepaid expenses and other current assets	(1,613)	(4,095)	(15,855)
Other assets	(139)	(1,937)	616
Accounts payable	(28,519)	7,193	(2,773)
Accrued expenses and other liabilities	8,647	(11,209)	10,030

Net cash provided by operating activities	85,848	119,936	111,532

Cash flows from investing activities:
Purchase of property, plant and equipment	(71,516)	(42,700)	(37,510)
Proceeds from sale of property, plant and equipment	298	1,065	1,498
Proceeds from sale of property, plant and equipment held for sale	9,950	—	—
Proceeds from sale of trademark	30	—	—
Proceeds from sale of business assets	5,766	—	—
Purchase of available-for-sale marketable securities	(39,900)	—	—
Cash paid for acquisitions, net of cash acquired	(131,397)	—	(289,676)
Purchase price dispute settlements, net	(8,236)	—	—
Purchase of intangible assets	(563)	—	—
Purchase of industrial revenue bonds	(14,973)	—	—
Proceeds from sale of bond investment	—	4,158	—
Release of cash held in escrow	—	—	2,403

Net cash used in investing activities	(250,541)	(37,477)	(323,285)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Years ended September 30, 2005, 2004 and 2003
(dollars and shares in thousands)

	2005	2004	2003
Cash flows from financing activities:
Principal payments under long-term debt agreements	$(138,544)	$(117,100)	$(35,211)
Proceeds from borrowings under long-term debt agreements	132,950	—	275,000
Proceeds from sale-leaseback	14,973	—	—
Net proceeds under the Revolving Credit Facility	6,000	—	—
Payments for financing fees	—	(500)	(7,500)
Bond issuance costs	(3,329)	—	—
Proceeds from stock options exercised	225	1,881	1,146
Proceeds from bond offering, net of discount	198,234	—	—
Purchase of treasury stock	(176)	—	—

Net cash provided by (used in) financing activities	210,333	(115,719)	233,435

Effect of exchange rate changes on cash and cash equivalents	(109)	5,662	1,438

Net increase (decrease) in cash and cash equivalents	45,531	(27,598)	23,120
Cash and cash equivalents at beginning of year	21,751	49,349	26,229

Cash and cash equivalents at end of year	$67,282	$21,751	$49,349

Supplemental disclosure of cash flow information:
Cash paid during the year for interest, net of capitalized interest of $494 in 2005	$20,616	$21,156	$17,709
Cash paid during the year for income taxes	$39,381	$39,490	$34,698
Non-cash investing and financing information:
Acquisitions accounted for under the purchase method are summarized as follows:
	2005	2004	2003
Fair value of assets acquired	$140,174	$—	$411,981
Liabilities assumed	(8,493)	—	(119,479)
Less: Cash acquired	(284)	—	(2,826)

Net cash paid	$131,397	$—	$289,676

        During fiscal 2005, the Company completed its working capital dispute arbitration in connection with the Rexall acquisition resulting in the payment of $12,794 plus interest of $1,341 for a total payment of $14,135. In addition, the Company issued 100 shares of NBTY stock (having a then total market value of approximately $2,438) as a contribution to the ESOP.

        During fiscal 2004, the Company issued 100 shares of NBTY stock (having a then total market value of approximately $2,473) as a contribution to the ESOP.

        During fiscal 2003, the Company issued 100 shares of NBTY stock (having a then total market value of approximately $1,711) as a contribution to the ESOP.

        Property, plant and equipment additions included in Accounts payable were $4,093, $2,002 and $1,346 at September 30, 2005, 2004 and 2003, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Years ended September 30, 2005, 2004 and 2003
(in thousands, except per share amounts, number of locations and amortization periods)

1.    Business Operations and Summary of Significant Accounting Policies

Business Operations

        The Company (as defined below) manufactures and sells vitamins, food supplements, and health and beauty aids throughout the world, but primarily in the United States ("U.S."), the United Kingdom ("U.K."), Ireland, Holland, and Canada. In each of these countires, there are agencies that regulate the processing, formulation, packaging, labeling and advertising of the Company's products.

Principles of Consolidation and Basis of Presentation

        The consolidated financial statements of NBTY, Inc. and Subsidiaries (the "Company" or "NBTY") include the accounts of the Company and its wholly owned subsidiaries. The Company's fiscal year ends on September 30. All intercompany accounts and transactions have been eliminated.

Revenue Recognition

        The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin 104. The Company recognizes product sales revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Since the terms for most sales within the wholesale and direct response segments are F.O.B. destination, generally title and risk of loss transfer to the customer at the time the product is received by the customer. With respect to its own retail store operations, the Company recognizes revenue upon the sale of its products to retail customers. The Company's net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional program incentive allowances. Accruals provided for these items are presented in the consolidated financial statements as reductions to sales (see "Sales Returns and Allowances" discussed below for further information).

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

  •
  sales returns and allowances;

  •
  allowance for doubtful accounts;

  •
  inventory valuation and obsolescence;

  •
  valuation and recoverability of long-lived and indefinite-lived intangible assets including the values assigned to acquired intangible assets, goodwill and assets held for sale;

  •
  income taxes; and

  •
  accruals for the outcome of current litigation.

        On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Significant Customers and Concentration of Credit Risk

        Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. Cash balances may, at times, exceed FDIC limits on insurable amounts. The Company mitigates its risk by investing in or through major financial institutions. The Company's investments consist of auction rate securities ("ARS"), which are classified as available-for-sale marketable securities and are reported at fair value (which approximates cost). The Company believes no significant concentration of credit risk exists with respect to these securities.

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

        The following individual customers accounted for the following percentages of the Wholesale/US Nutrition division's net sales and total net sales, respectively:

	Wholesale/US Nutrition division net sales			Total net sales
	2005	2004	2003	2005	2004	2003
Customer A	14%	8%	16%	6%	4%	6%
Customer B	15%	20%	13%	6%	9%	5%

        Customer A is primarily a supplier to Customer B. Therefore, the loss of Customer B would likely result in the loss of most of the net sales to Customer A. While no one customer represented, individually, more than 10 percent of the Company's consolidated net sales for the fiscal years ended September 30, 2005, 2004 and 2003, the loss of either one of these customers would have a material adverse effect on the Wholesale/US Nutrition division if the Company was unable to replace such customer(s).

        The following individual customers accounted for 10% or more of the Wholesale/US Nutrition division's total gross accounts receivable at fiscal years ended:

	2005	2004
Customer A	10%	5%
Customer B	7%	12%
Customer C	10%	11%

Sales Returns and Other Allowances

        The Company simultaneously records estimates for various costs, which reduce product sales. These costs include estimates for product returns and for promotional program incentive activities for various types of incentives offered to customers as well as other sales allowances.

        Allowance for sales returns:    The Company analyzes sales returns in accordance with Statement of Financial Accounting Standard ("SFAS") No. 48 "Revenue Recognition When Right of Return Exists". The Company is able to make reasonable and reliable estimates of product returns based on the Company's past 25 year history in the business. The Company also monitors the buying patterns of the end-users of its products based on sales data received by its over 1,200 retail outlets in North America and Europe. Estimates for sales returns are based on a variety of factors including actual return experience of any specific product or similar product. The Company also reviews its estimates for product returns based on expected return data communicated to it by customers. The Company also monitors the levels of inventory at its largest customers to avoid excessive customer stocking of merchandise. Accruals for returns for new products are estimated by reviewing data of any prior relevant new product introduction return information. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its sales return accrual. The Company does not have the ability to track returns by fiscal period, however, the Company believes it is able to make reasonable estimates of expected sales returns, as contemplated by the requirements of SFAS 48, based upon historical data and the available monitoring processes. The Company believes it has sufficient information and knowledge of its customers and of industry trends and conditions, to adjust the accrual for returns when necessary. Actual results could differ from those estimates.

        Promotional program incentive accrual:    The Company uses objective procedures for estimating its accrual for promotional program incentives. The accrual for sales incentives offered to customers is based on contractual terms or other arrangements agreed to in advance with certain customers. Customers earn such incentives as specified sales volumes are achieved.

        As with any set of assumptions and estimates, there is a range of reasonably likely amounts that may be calculated for each accrual above. However, the Company believes that there would be no significant difference in the amounts reported using any other reasonable assumptions than what was used to arrive at each accrual. The Company regularly reviews the factors that influence its estimates and, if necessary, makes adjustments when it believes that actual product returns, credits and other allowances may differ from established reserves. Actual experience associated with any of these items may be significantly different than the Company's estimates.

        Accounts receivable are presented net of the following reserves at September 30:

	2005	2004
Allowance for sales returns:	$15,616	$9,108
Promotional program incentive accrual:	43,837	37,495

	$59,453	$46,603

Inventories

        Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. The cost elements of inventory include materials, labor and overhead. During fiscal 2005, one supplier individually represented greater than 10% of the Company's raw material purchases. Due to numerous alternative suppliers available, the Company does not believe that the loss of this or any other single supplier would have a material adverse effect on the Company's consolidated financial condition or results of operations. In fiscal 2004 and 2003, no one supplier provided more than 10% of the Company's raw material purchases. No one supplier provided more than 10% of the Company's overall consolidated total purchases in any of the fiscal years presented.

        The Company establishes reserves for its inventory to reflect situations in which the cost of the inventory is not expected to be recovered. The Company regularly reviews its inventory, including when product is close to expiration and is not expected to be sold, when product has reached its expiration date, or when product is not expected to be saleable based on the Company's quality assurance and quality control standards. The reserve for these products is equal to all or a portion of the cost of the related inventory based on the specific facts and circumstances. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. The Company records provisions for inventory reserves as part of cost of sales. Reserves for excess and slow moving inventories were $13,956 and $17,562 at September 30, 2005 and 2004, respectively.

Advertising, Promotion and Catalog

        The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit, which typically approximates two months. The Company had $964 and $1,062 capitalized for direct response advertising at September 30, 2005 and 2004, respectively. Total direct response advertising expenses were $11,281, $13,682 and $12,873 for the fiscal years ended September 30, 2005, 2004 and 2003, respectively. Total advertising expenses for the fiscal years ended September 30 were comprised of the following:

	2005	2004	2003
Advertising, promotions, catalogs	$96,645	$71,318	$53,652
Catalog printing and mailing	11,360	13,920	12,803

Total	$108,005	$85,238	$66,455

Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. The costs of normal maintenance and repairs are charged to expense in the year incurred. Expenditures which significantly improve or extend the life of an asset are capitalized and depreciated over the assets remaining useful life. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the related assets or lease term. Upon sale or disposition, the related cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The SFAS 142 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. The Company estimates the fair value of a reporting unit by using a discounted cash flow model with the assistance of an independent appraisal firm. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit's net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit's goodwill. The implied fair value of the reporting unit's goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. SFAS 142, requires that goodwill and other intangibles with indefinite lives be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company tests goodwill annually as of September 30, the last day of its fourth fiscal quarter, of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

        Using the SFAS 142 approach described in the previous paragraph, the Company recorded a goodwill impairment charge during the third quarter of fiscal 2005 of $7,686 for its North American Retail reporting unit. No impairment of goodwill was noted for the fiscal years ended September 30, 2004 and 2003. (See Note 7 for discussion of goodwill impairment charges recorded during the third quarter of fiscal 2005 for the North American Retail reporting unit and interim triggering events which required the Company to test its goodwill in the third quarter of fiscal 2005).

        Generally, in evaluating impairment, the Company estimates the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an additional impairment of goodwill.

        Other definite lived intangibles are amortized on a straight-line basis over periods not exceeding 20 years.

Impairment of Long-Lived Assets

        The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. During fiscal 2005, 2004 and 2003, the Company recognized impairment charges of $3,518, $2,603 and $1,117, respectively, on assets to be held and used. The impairment charges related primarily to leasehold improvements and furniture and fixtures for U.S. retail operations and were included in the Consolidated Statements of Income under the caption "Selling, general and administrative" expenses in fiscal 2005, 2004 and 2003 (see Note 7).

Stock-Based Compensation

        There were no stock option grants during the fiscal years ended September 30, 2005, 2004 and 2003, and all previously issued options are fully vested; therefore, the pro forma and actual net income and related earnings per share for these periods are the same.

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

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004) "Share-Based Payment: an Amendment of FASB Statements No. 123 and 95" ("SFAS l23(R)"). SFAS 123(R) is effective for the Company beginning October 1, 2005. Since all previously granted options are fully vested and the Company has not issued any other share-based payments, the adoption of SFAS 123(R) is not expected to have a significant impact on the Company's historical consolidated financial position or results of operations. SFAS l23(R) sets accounting requirements for "share-based" compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued and disallows the use of the intrinsic value method of accounting for stock compensation. SFAS 123(R) also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. These future amounts cannot be estimated because they depend on, among other things, when stock options are exercised. The amount of income tax benefit from exercise of stock options recognized for the fiscal years ended September 30 2005, 2004 and 2003 was $220, $1,228 and $1,072, respectively.

Foreign Currency

        The financial statements of international subsidiaries are translated into U.S. Dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for revenues, expenses, gains and losses. Foreign currency transaction gains and losses are charged or credited to income as incurred. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders' equity. During fiscal 2005, 2004 and 2003, the Company recognized foreign currency transaction gains of $4,286, $1,253 and $334, respectively, and is included in "Miscellaneous, net" in the Consolidated Statements of Income.

Derivatives

        In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133" ("SFAS 138") and SFAS No. 149, "Amendment on Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), the Company recognizes derivatives as either an asset or liability measured at its fair value. For derivatives that have been formally designated as a cash flow hedge (interest rate swap agreements), the effective portion of changes in the fair value of the derivatives are recorded in "accumulated other comprehensive income". Amounts in "accumulated other comprehensive income" are reclassified into earnings in the "interest expense" caption when interest expense on the underlying borrowings are recognized. The Company does not enter into derivatives for speculative purposes. (See Note 9 for derivatives entered into during fiscal year 2005).

Comprehensive Income

        In accordance with SFAS No. 130, "Reporting Comprehensive Income", the Company is required to display comprehensive income and its components as part of its complete set of financial statements. Comprehensive income represents the change in stockholders' equity resulting from transactions other than stockholder investments and distributions. Included in accumulated other comprehensive income are changes in equity that are excluded from the Company's net income, specifically, unrealized gains and losses on foreign currency translation adjustments, unrealized holding gains (losses) on investments and changes in the fair value of the interest rate swap agreement treated as a cash flow hedging instrument.

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

Investments

        The Company's investments consist of auction rate securities ("ARS"), which are classified as available-for-sale marketable securities and are reported at fair value (which approximates cost). These investments are recorded at fair value in the accompanying balance sheets; any unrealized gains/losses are included in other comprehensive income, unless a loss is determined to be other than temporary. As of September 30, 2005, there are no unrealized holding gains or losses. ARS are long-term variable rate bonds tied to short-term interest rates that are reset through a "dutch auction" process which occurs every 7 to 35 days. Holders of auction rate securities may liquidate their holdings to prospective buyers by participating in the auctions. At the beginning of each holding period, an auction takes place which determines the coupon rate or dividend. At the end of each holding period, a new auction is held to determine the rate or dividend for the next holding period. The Company can offer to sell or elect to continue to hold these securities at par at each auction. In order for the Company to sell ARS, the auction needs to be successful whereby demand in the marketplace exceeds the supply. The length of each holding period is determined at the original issuance of each ARS. On March 4, 2005, the SEC issued guidance regarding the classification of investments in auction rate securities. The SEC's guidance indicates that auction rate securities do not qualify as cash equivalents because they have long-term maturity dates and there is no guarantee that holders will be able to liquidate their holdings through the auction process. Accordingly, the Company classifies its investments in auction rate securities as current assets in the accompanying balance sheets because they are available-for-sale and are generally available to meet its current liquidity requirements. Purchases and sales of auction rate securities are presented as investing activities in the Consolidated Statements of Cash Flows.

Shipping and Handling Costs

        The Company incurs shipping and handling costs in all divisions of its operations. These costs are included in "Selling, general and administrative expenses" in the Consolidated Statements of Income and are $47,696, $45,199 and $32,860 for the fiscal years ended September 30, 2005, 2004 and 2003, respectively. Of these amounts, $10,790, $9,267 and $6,186 have been billed to customers and are included in net sales for the fiscal years ended September 30, 2005, 2004, and 2003, respectively.

New Accounting Developments

        In October 2005, the FASB issued Staff Position FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period," which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required. The adoption of this statement is not expected to have a significant effect on the Company's consolidated financial position or results of operations since the Company currently expenses such costs.

        In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation "Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109." Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered more likely than not of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the more likely than not recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the more likely than not recognition threshold at or after the effective date would be recognized. The Company is currently analyzing the proposed Interpretation and has not determined its potential impact on its Consolidated Financial Statements. While the Company cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

        In June 2005, the Emerging Issues Task Force modified its consensus on Issue No. 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds". This guidance creates stricter standards for aggregating operating segments that do not meet the quantitative thresholds provided within SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". The guidance became effective for fiscal years ending after September 15, 2005. The adoption of this guidance did not impact the presentation of the Company's reportable segments.

        In June 2005, the FASB issued an exposure draft of a proposed standard entitled "Business Combinations—a replacement of FASB Statement No. 141". The proposed standard, if adopted, would provide new guidance for evaluating and recording business combinations and would be effective on a prospective basis for business combinations whose acquisition dates are on or after January 1, 2007. Upon issuance of a final standard, which is expected in 2006, the Company will evaluate the impact of this new standard and its effect on the process for recording business combinations.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. APB Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods' financial statements, unless it is impracticable to determine the period-specific effects of the change. The FASB identified the reason for the issuance of SFAS 154 to be part of a broader attempt to eliminate differences with the International Accounting Standards Board ("IASB"). The Statement is effective for fiscal years beginning after December 15, 2005. The Company is required to adopt this statement starting in its fiscal 2007 reporting period. The Company does not anticipate that the adoption of SFAS 154 will have a significant impact on the Company's consolidated financial position or results of operations.

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

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a significant impact on the Company's consolidated financial position or results of operations.

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

        In October 2004, the American Jobs Creation Act of 2004 ("Act") became effective in the U.S. Two provisions of the Act may impact the Company's provision for income taxes in future periods, namely those related to the Qualified Production Activities Deduction ("QPA") and Foreign Earnings Repatriation ("FER"). As discussed further below, the Company has analyzed the Act and determined that it will repatriate funds in accordance with the FER provision during the fiscal year ending September 30, 2006.

  •
  The QPA will be effective for the Company's U.S. federal tax return year beginning after September 30, 2005. In summary, the Act provides for a percentage deduction of earnings from qualified production activities, as defined, commencing with an initial deduction of 3 percent for tax years beginning in 2005 and increasing to 9 percent for tax years beginning after 2009. However, the Act also provides for the phased elimination of the Extraterritorial Income Exclusion provisions of the Internal Revenue Code, which have previously resulted in tax benefits to the Company. Due to the interaction of the provisions noted above as well as the particulars of the Company's tax position, the ultimate effect of the QPA on the Company's future provision for income taxes is not deemed to be significant. The FASB issued FASB Staff Position FAS 109-1, Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, ("FSP 109-1") in December 2004. FSP 109-1 requires that tax benefits resulting from the QPA should be recognized no earlier than the year in which they are reported in the entity's tax return, and that there is to be no revaluation of recorded deferred tax assets and liabilities as would be the case had there been a change in an applicable statutory rate.

  •
  The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the Act. In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). FSP 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. The Company has completed its evaluation of the application of the FER provision and determined that it will realize a benefit by repatriating funds in accordance with the FER provision. As such, the Company has developed a Domestic Reinvestment Plan to reinvest the repatriated funds in the U.S. in qualifying activities, pursuant to the terms of the FER provision and subsequent guidance issued by the IRS. This plan calls for the repatriation of up to $100 million during the fiscal year ending September 30, 2006. A portion of the repatriation includes foreign earnings related to the fiscal year ended September 30, 2005 and to earlier fiscal years. The Company has recorded a net benefit of $884 on the unremitted earnings from the fiscal year ended September 30, 2005 and earlier fiscal years as a result of the FER provision. The majority of the repatriation is expected to come from projected foreign earnings for the fiscal year ending September 30, 2006. It is impractical to calculate the exact amount of earnings and exact tax impact that the Company may realize from the repatriation of 2006 earnings. As such, no incremental tax impact has been recorded with respect to these earnings.

2.    Acquisitions

        The Company accounts for the below mentioned acquisitions under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method of accounting, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values was recorded as goodwill (see Note 6). The fair value assigned to the tangible and intangible assets acquired and liabilities assumed was based upon estimates and assumptions developed by management and other information compiled by management, including a valuation, prepared by an independent valuation specialist that utilized established valuation techniques appropriate for the industry.

        Certain acquisitions also gave rise to the consolidation and elimination of certain personnel positions. The Company provided certain balance sheet adjustments for the same in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." At the closing of the respective acquisitions, the Company anticipated headcount reductions and, as such, included an estimated accrual for workforce reductions comprised of severance and employee benefits in the purchase price allocation for each respective acquisition. A rollforward of the workforce reduction accrual in connection with the respective acquisitions is provided in the discussions below.

Fiscal 2005 Acquisitions

  Solgar

        On August 1, 2005, the Company acquired substantially all the assets of Solgar Vitamin and Herb, a division of Wyeth Consumer Healthcare (Wyeth NYSE: WYE) for $115,000 in cash. The goodwill associated with this acquisition is deductible for tax purposes. The cash used for this acquisition was financed by an amendment and restatement of the Company's existing Credit and Guarantee Agreement ("CGA") which included a new Term Loan A for $120,000 which matures August 2010. The Company also incurred approximately $3,409 of direct transaction costs for a total purchase price of approximately $118,409. Additionally, related financing costs of approximately $1,147 were paid to secure the financing for this acquisition which will be amortized until the maturity of Term Loan A (see Note 9).

        Solgar manufactures and distributes premium-branded nutritional supplements including multivitamins, minerals, botanicals and specialty formulas designed to meet the specific needs of men, women, children and seniors. Solgar's headquarters and major manufacturing facility are located in Bergen County, New Jersey. Solgar's products are sold at nearly 5,000 health food stores, natural product stores, natural pharmacies and specialty stores across the United States. Solgar will strengthen NBTY's presence in the health food store market, as the Solgar brand will be focused on serving the needs of the independent health food store across the United States. In addition, Solgar's products are sold internationally in 40 countries, including countries in North and South America, Asia, the Middle East, Europe, as well as South Africa, Australia and New Zealand. Solgar, a prominent supplement company established in 1947, had sales for its 2004 fiscal year of approximately $105,000. This acquisition contributed $17,464 in net sales and a pre-tax operating loss of $1,879, since its acquisition date, to NBTY's wholesale segment for the fiscal year ended September 30, 2005.

        At the closing of the Solgar acquisition, the Company anticipated headcount reductions and, as such, included an estimated accrual for workforce reductions of approximately $1,008 comprised of severance and employee benefits in the preliminary purchase price allocation (see included herein). The rollforward of the workforce reduction accrual is as follows:

Accrual at acquistion date August 1, 2005	$1,008
Payments through September 30, 2005	(891)

Accrual at September 30, 2005	$117

  SISU

        On June 8, 2005, the Company acquired SISU, Inc. ("SISU"), a Canadian-based manufacturer and distributor of premium quality vitamins and supplements sold to the independent health food stores. SISU is headquartered in Burnaby, British Columbia and had sales of approximately $14,000 for its fiscal year ended September 30, 2004. The purchase price for this business was approximately $8,224 in cash. None of the goodwill associated with this acquisition is deductible for tax purposes. This acquisition contributed $3,355 in net sales and a marginal pre-tax operating loss since its acquisition date to NBTY's wholesale segment for the fiscal year ended September 30, 2005.

  Le Naturiste

        On February 25, 2005, the Company acquired Le Naturiste Jean-Marc Brunet ("Le Naturiste"), a chain of 103 retail stores located throughout Quebec. Le Naturiste is an Eastern Canadian-based company in the business of developing, packaging, marketing and retailing an in-house range of privately-labeled health and natural products. At the time of the acquisition, the Le Naturiste chain operated 99 company-owned stores and 4 franchised stores. The purchase price for this business was approximately $5,048 in cash. None of the goodwill associated with this acquisition is deductible for tax purposes. This acquisition contributed $9,089 in net sales and a pre-tax operating loss of $1,556 since its acquisition date to NBTY's North American retail segment for the fiscal year ended September 30, 2005. As of September 30, 2005 the Le Naturiste chain operated 97 company-owned stores and 4 franchised stores.

        The following provides an allocation of the purchase price in relation to the Le Naturiste, SISU and Solgar acquisitions. Certain purchase price allocations for these acquisitions are preliminary as noted in the table below:

	Final Le Naturiste	Preliminary SISU	Preliminary Solgar
Assets acquired
Cash	$284	$—	$—
Accounts receivable, net	105	1,055	15,305
Inventories	2,392	1,915	37,405
Other current assets	599	272	336
Property, plant and equipment	2,466	890	19,239
Goodwill	98	1,541	16,481
Intangibles	960	3,791	35,010
Other assets	—	—	30

Total assets acquired	6,904	9,464	123,806

Liabilities assumed
Accounts payable and accrued liabilities	1,230	1,021	5,397
Other liabilities	626	219	—

Total liabilities assumed	1,856	1,240	5,397

Net assets acquired	$5,048	$8,224	$118,409

        The fair value of property, plant and equipment acquired is as follows:

	Fair Values
				Depreciation and Amortization period (years)
	Final Le Naturiste	Preliminary SISU	Preliminary Solgar
Buildings and leasehold improvements	$338	$77	$5,098	5–40
Machinery and equipment	201	504	12,225	3–10
Furniture and fixtures	1,685	102	669	5–10
Computer equipment	236	207	786	5
Transportation equipment	6	—	461	4

Total property, plant and equipment	$2,466	$890	$19,239

        The fair value of identifiable intangible assets acquired is as follows:

	Fair Values
	Final Le Naturiste	Preliminary SISU	Preliminary Solgar	Amortization period (years)
Brands	$—	$1,371	$15,010	20
Customer lists	61	—	—	3
Private label relationships	—	2,258	20,000	20
Trademarks	899	—	—	20
Covenants not to compete	—	162	—	3

Total intangible assets	$960	$3,791	$35,010

        The preliminary allocation of the purchase price noted above is subject to revision as follows:

  Solgar

        The Company is in the process of obtaining a third party valuation of certain assets and liabilities and has not yet finalized the final net asset adjustment (as defined in the purchase agreement). The purchase agreement stipulates an adjustment to the purchase price between buyer and seller for the excess or shortfall of the final net asset value threshold as stated in such agreement. The completion of this process could potentially result in an adjustment to the purchase price. Upon completion of these events, final allocations to the acquired assets and liabilities could result in future adjustments to goodwill and actual results may differ from those presented herein.

  SISU

        The Company is in the process of obtaining a third party valuation of certain assets and liabilities and has not yet finalized the final working capital adjustment (as defined in the purchase agreement). The purchase agreement stipulates an adjustment to the purchase price between buyer and seller for the excess or shortfall of the final working capital threshold as stated in such agreement. The preliminary purchase price allocation is also subject to contingency payments based upon financial loss claims as specified in the purchase agreement. The purchase agreement stipulates the indemnification from the seller of any financial losses of SISU for the period from June 1, 2005 to May 31, 2006 up to the maximum amount of $500. The completion of this process could potentially result in an adjustment to the purchase price. Upon completion of these events, final allocations to the acquired assets and liabilities could result in future adjustments to goodwill and actual results may differ from those presented herein.

        Pro forma financial information related to Solgar, SISU and Le Naturiste are not provided as their impact was not material individually or in the aggregate to the Company's consolidated financial statements.

        Although management believes that the current allocation of the estimated purchase price is reasonable, the final allocation (resulting from the finalization of the valuation of the fair value of the net assets acquired and the finalization of net working capital and net assets acquired) may differ significantly from the amounts reflected in the accompanying consolidated financial statements.

Fiscal 2004 Acquisitions

        In fiscal 2004, the Company did not acquire any businesses.

Fiscal 2003 Acquisitions

  Rexall

        On July 25, 2003, the Company acquired all of the issued and outstanding capital stock of Rexall Sundown, Inc. ("Rexall") for $250,000 in cash from Numico USA, Inc., an indirect subsidiary of Royal Numico N.V. None of the goodwill associated with this acquisition is deductible for tax purposes. The acquisition was financed in fiscal 2003 by a new senior credit facility (see Note 9). The Company also incurred approximately $7,000 of direct transaction costs for a total purchase price of approximately $257,000. Additionally, related financing costs of approximately $7,500 were paid to secure the financing for this acquisition which will be amortized until the maturity of the underlying debt (see Note 9).

        The Company has retained essential Rexall employees consisting of product development, sales and service personnel. Management believes the transaction complemented NBTY's existing wholesale products and provides NBTY with an enhanced sales infrastructure and additional manufacturing capacity. Rexall's portfolio of nutritional supplement brands includes Rexall®, Sundown®, Osteo Bi-Flex®, Carb Solutions®, MET-Rx® and WORLDWIDE Sport Nutrition®. Rexall brands contributed $273,651, $293,542 and $72,815 in net sales to NBTY's Wholesale segment for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

        At the closing of the acquisition, the Company anticipated headcount reductions across all areas of Rexall and, as such, included an estimated accrual for workforce reductions of approximately $12,049 comprised of severance and employee benefits, in its purchase price allocation. The rollforward of the workforce reduction accrual is as follows:

Accrual at September 30, 2003	$12,049
Payments through September 30, 2004	(10,451)
Reserve adjustments charged to goodwill	(1,435)

Accrual at September 30, 2004	163
Payments through September 30, 2005	(311)
Reserve adjustments charged to operations	163

Accrual at September 30, 2005	$15

        During the fiscal third quarter of 2004, the Company entered into a contract with a real estate broker to facilitate the sale of a Rexall building acquired in the 2003 acquisition. The building was classified as an asset held for sale and was included in "Prepaid expenses and other current assets" in the Consolidated Balance Sheet at September 30, 2004. During fiscal year 2005, the Company sold this building for $8,600, which was less than its carrying value at September 30, 2004 of $10,508 (see Note 12 for discussion of the impairment charge recorded during the fiscal year 2005).

  De Tuinen

        On May 20, 2003, the Company acquired the De Tuinen chain of retail stores from Royal Ahold N.V. At the time of the acquisition, the De Tuinen chain consisted of 41 company owned stores and 24 franchised stores located throughout the Netherlands. The purchase price for this business was approximately $14,551 in cash. None of the goodwill associated with this acquisition is deductible for tax purposes. This acquisition contributed $41,513, $38,280 and $13,245 in net sales for the fiscal years ended September 30, 2005, 2004 and 2003, respectively. This acquisition also contributed pre-tax operating losses of $2,680, $1,980 and $607 for the fiscal years ended September 30, 2005, 2004 and 2003. At September 30, 2005, 67 DeTuinen stores in the Netherlands were in operation.

  Health & Diet Group ("GNC (UK)") and FSC Wholesale ("FSC")

        On March 10, 2003, the Company acquired GNC (UK) and the FSC wholesale business from Royal Numico N.V. At the time of the acquisition, GNC (UK) owned and operated 49 GNC stores in the U.K. FSC is a Manchester, U.K.-based wholesale operation whose products are sold to health food stores and pharmacies. The purchase price for these businesses was approximately $16,759 in cash. None of the goodwill associated with this acquisition is deductible for tax purposes. This transaction stipulated adjustments to the purchase price for agreed upon working capital requirements and inventory valuation procedures performed. The Company settled its dispute over the working capital acquired with the former owners of GNC (UK) and FSC during the current fiscal year ended September 30, 2005 and received cash which was reflected as a purchase price adjustment to goodwill (see Note 6).

        This acquisition contributed $37,372, $46,583 and $27,468 in net sales for the fiscal years ended September 30, 2005, 2004 and 2003, respectively. GNC (UK) contributed pre-tax operating income of $5,554 and $2,162 for the fiscal years ended September 30, 2005 and 2004 and a marginal pre-tax operating loss for the fiscal year ended September 30, 2003. At September 30, 2005, 35 GNC stores in the U.K. were in operation. FSC contributed pre-tax operating income of $2,379 for the fiscal year ended September 30, 2005. FSC contributed a pre-tax operating loss of $759 and a marginal pre-tax operating loss for the fiscal years ended September 30, 2004 and 2003. During fiscal 2005, the Company sold certain business assets of FSC (see Note 12 for further discussion).

        Pro forma financial information related to De Tuinen, GNC (UK) and FSC are not provided as their operations were not significant individually or in the aggregate to NBTY as a whole. Such acquisitions were funded with internally generated cash.

3.    Investments

        Investments at September 30, 2005 consist of auction rate securities ("ARS") which are long-term variable rate bonds tied to short-term interest rates that are reset through a "dutch auction" process which occurs every 7 to 35 days. At September 30, 2005 the Company had investments in ARS of $39,900 which are classified as available-for-sale marketable securities with interest at rates that are reset every 7 days and have stated maturity dates ranging from 2014 to 2039. These investments are recorded at fair value in the accompanying balance sheets; any unrealized gains/losses are included in other comprehensive income, unless a loss is determined to be other than temporary. As of September 30, 2005, there are no unrealized holding gains or losses. Despite the long-term nature of their stated contractual maturities, there is a ready liquid market for these securities based on the interest reset mechanism. The Company classifies such securities as current assets in the accompanying balance sheets because the Company has the ability and intent to sell these securities as necessary to meet its current liquidity requirements. (See Note 23 for discussion of subsequent sales of such securities).

        Investments at September 30, 2005 consist of the following:

	2005
	Amortized Cost	Fair Value
Auction rate securities	$39,900	$39,900

	$39,900	$39,900

        The contractual maturities of the Company's investments are as follows:

2005
within 1 year	$—
after 1 year through 5 years	—
after 5 years through 10 years	10,000
after 10 years	29,900

$39,900

        In 2002, the Company purchased $8,242 high yield, less-than-investment-grade corporate debt securities. The Company did not intend to sell the shares in the near term and therefore classified them as available-for-sale securities, and reported them at fair market value (based on then current quoted market prices), with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income in stockholders' equity. In fiscal 2003, the Company reviewed these marketable securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, and the financial condition and near-term prospects for the issuer. As a result, in the Consolidated Statements of Income during the fiscal year ended September 30, 2003, the Company recorded an impairment charge against income of $4,084 ($2,896 or $0.04 basic and diluted earnings per share, after tax) included in "Other income (expense)". The Company sold all of its investment in bonds during the 2004 fiscal first quarter at no further gain or loss.

        Interest income included in "Miscellaneous, net" in the Consolidated Statements of Income was $1,935, $1,298 and $2,667 during the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

4.    Inventories

        The components of inventories are as follows:

	2005	2004
Raw materials	$146,134	$89,140
Work-in-process	8,194	11,380
Finished goods	337,007	274,039

	$491,335	$374,559

5.    Property, Plant and Equipment, net

        Property, plant and equipment is as follows:

	2005	2004	Depreciation and Amortization period (years)
Land	$21,374	$19,483
Buildings and leasehold improvements	243,816	178,540	5–40
Machinery and equipment	147,447	127,275	3–10
Furniture and fixtures	116,015	122,822	5–10
Computer equipment	60,380	63,066	5
Transportation equipment	11,379	10,711	4

	600,411	521,897
Less: accumulated depreciation and amortization	279,883	241,822

	$320,528	$280,075

        Depreciation and amortization of property, plant and equipment for the fiscal years ended September 30, 2005, 2004 and 2003 was approximately $47,297, $50,180 and $41,406, respectively.

6.    Goodwill and Other Intangible Assets, net

        The changes in the carrying amount of goodwill by segment for the fiscal years ended September 30, 2005 and 2004 are as follows:

	Wholesale/ US Nutrition	North American Retail	European Retail	Direct Response/ Puritan's Pride	Consolidated
Balance at September 30, 2003	$38,929	$7,588	$151,648	$15,197	$213,362
Adjustments to purchase price allocation	7,024	—	(11,735)	—	(4,711)
Foreign currency translation	—	—	12,778	—	12,778

Balance at September 30, 2004	45,953	7,588	152,691	15,197	221,429
Sale of business assets	(353)	—	—	—	(353)
Acquisition of Le Naturiste	—	98	—	—	98
Acquisition of SISU	1,541	—	—	—	1,541
Acquisition of Solgar	16,481	—	—	—	16,481
Tax effect of purchase price allocation	(1,221)	—	—	—	(1,221)
Purchase price dispute settlements and adjustments	11,078	—	(9,850)	—	1,228
Impairment charge	—	(7,686)	—	—	(7,686)
Foreign currency translation	111	—	(2,881)	—	(2,770)

Balance at September 30, 2005	$73,590	$—	$139,960	$15,197	$228,747

        The goodwill associated with the Solgar and SISU acquisitions are subject to revision as described in Note 2. Although management believes that the current allocation of the estimated purchase price is reasonable, the final allocation may differ significantly from the amounts reflected in the accompanying consolidated financial statements.

Changes in goodwill:

  Fiscal 2005:

        The increase in the Wholesale / US Nutrition segment's goodwill for fiscal 2005 primarily related to the acquisition of Solgar ($16,481) and SISU, Inc. ($1,541) (see Note 2) and the effect of the Company's settlement of the working capital dispute in connection with the Rexall acquisition ($11,078) partially offset by a tax adjustment relating to the purchase price allocation of the Rexall acquisition ($1,221) and a reduction in the goodwill associated with the December 2004 sale of certain Food Supplement Corporation ("FSC") business assets ($353) (see Note 12).

        The decrease in the North American Retail segment's goodwill during fiscal 2005 is directly due to the Company recording an impairment charge of $7,686 (see Note 7).

        The decrease in the European Retail segment's goodwill during fiscal 2005 is related to the Company settling its dispute with the former owners of GNC (UK) and FSC during fiscal 2005 by receiving cash ($4,558) and settling the dispute over the net assets acquired ($5,292) reflected as an adjustment to the purchase price.

  Fiscal 2004:

        The increase in the Wholesale/US Nutrition segment's goodwill for fiscal 2004 includes net adjustments for re-allocations of net excess purchase price to tangible assets acquired and liabilities assumed of approximately $6,946 (which includes a $1,435 severance accrual reduction), adjustments to the fair value of intangibles of $4,781, deferred taxes and other tax adjustments of $5,128 and additional direct costs paid of $469, offset by adjustments to the fair value of insurance costs of $5,200 and adjustments to the fair value of other liabilities of $5,100.

        The decrease in the European Retail segment's goodwill includes adjustments to the fair value of intangibles of $14,272, offset by re-allocations of net excess purchase price to tangible assets acquired and liabilities assumed of approximately $2,537.

        The carrying amount of acquired other intangible assets is as follows:

	2005		2004
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets
Brands	$94,565	$8,608	$79,105	$4,724	20
Customer lists	61,963	28,299	61,911	24,265	2–15
Private label relationships	34,047	1,454	11,500	671	20
Trademarks and licenses	15,996	3,897	14,784	3,069	2–20
Covenants not to compete	2,777	2,565	2,605	2,435	3–5

	209,348	44,823	169,905	35,164
Indefinite lived intangible asset
Trademark	1,800	—	1,800	—

Total intangible assets	$211,148	$44,823	$171,705	$35,164

        Aggregate amortization expense of other definite lived intangible assets included in the Consolidated Statements of Income under the caption "Selling, general and administrative" expenses in fiscal 2005, 2004 and 2003 was approximately $10,986, $11,500 and $5,478, respectively.

  Estimated amortization expense

        Assuming no changes in the Company's other intangible assets, estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the fiscal year ending September 30,
2006	$12,471
2007	$12,038
2008	$11,893
2009	$10,733
2010	$10,673

7.    Asset Impairments

        Impairment Indicators:

        The Company has been monitoring the trends in the North American Retail segment's earnings before interest, taxes, depreciation and amortization ("EBITDA"), during the current fiscal year ("FY") due to the changes in the specialty retail market's business climate. This has directly influenced the

Company's decision to participate in a significant level of promotional activity at several of its retail locations. These sales incentives have negatively impacted gross margins. The North American Retail segment had positive annual EBITDA for the five years preceeding the current fiscal year. The fiscal first quarter ended December 31, 2004 was the first time in the past five years that this reporting unit generated negative EBITDA. The Company continued to monitor this trend during the quarter ended March 31, 2005, in which the reporting unit generated a negative EBITDA for a second consecutive quarter. In addition to the negative EBITDA generated by the North American Retail segment during the first two quarters of FY 2005, the Company has also been monitoring its same-store sales trend. In May 2005, same-store sales turned positive; however, 8 out of the previous 12 months reflected negative same store sales trends. As a result of the two consecutive quarters of negative EBITDA and the continued adverse business climate of the specialty retail market during the April and May 2005 periods, the Company concluded that there were indicators of impairment of its North American Retail segment's goodwill and certain property, plant and equipment. These factors were determined to be interim triggering events that required an impairment review under the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS 142, "Goodwill and Other Intangible Assets".

        Long-lived asset impairment charge:

        The estimated future undiscounted cash flows associated with the North American Retail leasehold improvements and furniture and fixtures in stores that were incurring losses were compared to the respective carrying amount of such assets and it was determined that a write down to a new depreciable basis was required due to the fact that the carrying amount of the long-lived asset group for each store incurring losses exceeded its fair value. As a result of the Company's impairment test on these long-lived assets in accordance with SFAS 144, the Company recognized a $3,303 charge in May 2005 and a $215 charge in September 2005 for the impairment of assets to be held and used. The impairment charges were recorded based on an estimate of future discounted cash flows. The impairment charges related primarily to leasehold improvements and furniture and fixtures for certain North American Retail operations and were included in the Consolidated Statements of Income under the caption "Selling, general and administrative" expenses for the fiscal year ended September 30, 2005.

        In addition, during fiscal 2004 and 2003, the Company recognized impairment charges of $2,603 and $1,117, respectively, on assets to be held and used. The impairment charges related primarily to leasehold improvements and furniture and fixtures for the North American Retail operations and were included in the Consolidated Statements of Income under the caption "Selling, general and administrative" expenses for the fiscal years ended September 30, 2004 and 2003, respectively.

        Goodwill impairment charge:

        As a result of the Company's impairment test, it was determined that the North American Retail goodwill's carrying value exceeded its fair value, as calculated by an independent valuation specialist, and therefore, in accordance with SFAS 142, the Company recognized a $7,686 impairment charge of goodwill for the North American Retail reporting unit.

8.    Accrued Expenses and Other Current Liabilities

        The components of accrued expenses and other current liabilities are as follows:

	2005	2004
Accrued compensation and related taxes	$28,153	$20,559
Income taxes payable	9,110	11,913
Accrued purchases	13,683	15,180
Litigation	11,337	11,406
Other	58,204	57,575

	$120,487	$116,633

9.    Long-Term Debt

        Long-term debt consisted of the following:

	2005	2004
Senior debt:
8 5/8% Senior subordinated notes, ("8 5/8% Notes") net of unamortized discount of $173 in 2005 and $493 in 2004(a)	$75,369	$149,507
7 1/8% Senior subordinated notes due 2015, ("7 1/8% Notes") net of unamortized discount of $1,763 in 2005(b)	198,237	—
Mortgages:
First mortgage payable in monthly principal and interest (9.73%) installments of $25 (paid in full)	—	1,218
First mortgage payable in monthly principal and interest (7.375%) installments of $55, maturing May 2011	3,060	3,480
First mortgage; interest at LIBOR plus 1.5%; (approximating 5.19% at September 30, 2005); payable in monthly principal and interest installments of $384; maturing August 2015(c)	12,878	—
Credit and Guarantee Agreement ("CGA")(d):
Revolving Credit Facility, maturing July 2008	6,000	—
Term loan C; interest at LIBOR plus applicable margin; (approximating 5.875% at September 30, 2005); maturing July 2009	138,163	155,531
Term loan A; interest at LIBOR plus applicable margin; (approximating 5.25% at September 30, 2005); maturing August 2010	75,419	—

	509,126	309,736
Less: current portion	80,922	3,205

	$428,204	$306,531

(a)
The 8 5/8% Senior Subordinated Notes (the "8 5/8% Notes") are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company. The 8 5/8% Notes provide for the payment of interest semi-annually. On August 25, 2005, NBTY initiated a cash tender offer

  (the "Offer") for any and all of the 8 5/8% Notes. On September 23, 2005, NBTY announced the expiration of the Offer with a total of $74,458 aggregate principal amount of the 8 5/8% Notes tendered, representing approximately 49.6% of the outstanding 8 5/8% Notes. On September 23, 2005, NBTY issued a Call for Redemption of these 8 5/8% Notes Due 2007 and accepted and paid for the $74,458 aggregate principal amount of the 8 5/8% Notes tendered. The redemption price was equal to $1,000 per $1,000 principal amount of the 8 5/8% Notes validly tendered, plus accrued and unpaid interest to the redemption date. In connection with the early extinguishment of the 8 5/8% Notes, the Company recorded a charge of $790 to interest expense in the Consolidated Statements of Income during the three months ended September 30, 2005. The charge included a write-off of approximately $620 representing the unamortized portion of debt issuance costs and $170 representing the unamortized bond discount associated with the original issuance. See Note 23 for discussion of the redemption for the remaining 8 5/8% Notes on October 24, 2005.

(b)
In September 2005, the Company issued 10-year 7 1/8% Senior Subordinated Notes due 2015 (the "7 1/8% Notes"). The 7 1/8% Notes are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company. The 7 1/8% Notes are subject to redemption, at the option of the Company, in whole or in part, at any time on or after October 1, 2010, and prior to maturity at certain fixed redemption prices plus accrued interest. In addition, on or prior to October 1, 2008, the Company may redeem in the aggregate up to 35% of the 7 1/8% Notes with the net cash proceeds received by the Company from certain types of equity offerings (as defined), at a redemption value equal to 107.125% of the principal amount plus accrued interest, provided that at least 65% of the aggregate principal amount of notes remain outstanding immediately after any such redemption. The notes do not have any sinking fund requirements. Interest is paid semi-annually on every April 1st and October 1st.

(c)
The Company entered into a variable rate mortgage with JP Morgan Chase Bank on August 31, 2005 for a loan in the amount of $12,950 which is payable in monthly principal installments of $72 plus interest at LIBOR plus 1.5%. The mortgage matures on August 31, 2015, with the final payment of the then unpaid principal balance of approximately $4,317. On August 31, 2005, the Company entered into an interest rate swap agreement ("SWAP") to receive variable rate interest (LIBOR), and pay fixed rate interest (4.71%) which effectively converted the $12,950 mortgage to fixed rate debt. The Company entered into this SWAP as a cash flow hedge in order to fix its interest payments on the mortgage. The SWAP, which expires August 2015 is amortizing so that the notional amount of the SWAP will decrease in tandem with the scheduled principal payments on the mortgage. See below for further discussion of such agreement.

(d)
On December 19, 2003, the Company refinanced approximately $224,000 of Term B loans outstanding under its July 2003 credit and guarantee agreement ("CGA") with a new class of Term C loans on more favorable terms of LIBOR plus 2%. Costs of approximately $500 were paid on December 19, 2003, in connection with this debt refinancing, which will be amortized until Term C's maturity of approximately six years. On August 1, 2005, in connection with the Company's acquisition of Solgar®, the Company amended and restated its existing credit agreement by adding a new Term Loan A of $120,000 and increasing its existing Revolving Credit Facility from $100,000 to $125,000. Costs of approximately $1,147 were paid in connection with this debt amendment and restatement. At September 30, 2005, the Company had borrowings outstanding of $6,000, $138,163 and $75,419 for the Revolving Credit Facility, Term Loan C and Term Loan A, respectively. Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. At September 30, 2005 and 2004, the borrowing rate for Term Loan C approximated 5.875% and 3.75%, respectively. At September 30, 2005 the borrowing rate for the Revolving Credit Facility and Term Loan A approximated 7.75% and 5.25%, respectively. The Company is required to pay a commitment fee, which varies between .25% and .50% per annum, depending on the Company's ratio of consolidated indebtedness to consolidated EBITDA, on any unused portion of the revolving credit facility. According to the CGA, EBITDA is defined as net income, excluding the aggregate amount of all non-cash losses reducing net income, plus interest, taxes, depreciation and amortization. Term Loan C requires the Company to make quarterly principal installments of approximately $352 thru June 30, 2008 and requires the last four quarterly principal installments to be balloon payments of approximately $33,572 beginning September 30, 2008. Term loan A requires the Company to make quarterly principal installments of approximately $2,828 beginning September 30, 2006 and requires the last four quarterly principal installments to be balloon payments of approximately $10,370 beginning September 30, 2009. The current portion of Term Loan C and Term Loan A at September 30, 2005 was $1,410 and $2,828, respectively. The scheduled maturities are as follows: Revolving Credit Facility—July 24, 2008, Term Loan C—July 24, 2009, and Term Loan A—August 1, 2010. Virtually all of the Company's assets are collateralized under the amended and restated CGA. Under the CGA, the Company is obligated to maintain various financial ratios and covenants that are typical for such facilities.

  SWAP Agreement:

        The interest rate swap agreement is a contract to exchange a floating rate for a fixed rate interest payment over the life of the agreement without the exchange of the underlying notional amount. The notional amount of the interest rate swap agreement is used to measure interest to be paid or received and does not represent the amount of exposure to fluctuations in the fair value of debt. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest. The Company does not use derivative financial instruments for trading purposes.

        In accordance with SFAS 133, as amended by SFAS No. 138, the Company has formally documented the relationship between the interest rate swap (noted in (c) above) and the variable rate borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process includes linking the derivative which was designated as a cash flow hedge to the specific liability on the balance sheet. The Company will record the fair value change in the value of the SWAP through Other Comprehensive Income ("OCI"), net of tax. Since management expects this hedging relationship to be highly effective, both at inception of the hedge and on an ongoing basis, it is expected to be highly effective in achieving offsetting changes in fair value attributable to the hedged risk during the period that the hedge is designated. The Company determined that there will be no ineffectiveness in this hedging relationship since the hedged forecasted interest payments are based on the same notional amount, have the same reset dates, and are based on the same benchmark interest rate designated under the variable rate mortgage. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. At September 30, 2005, the SWAP liability was $65.

  Other:

        On August 1, 2005, in connection with the Company's acquisition of Solgar®, the Company amended and restated its existing credit agreement by adding a new Term Loan A of $120,000 and increasing its existing Revolving Credit Facility from $100,000 to $125,000. Amendments were also made to certain covenants, such as eliminating the minimum fixed charge coverage ratio covenant and increasing the capital expenditures annual limitation from $50,000 to $75,000.

        The Company's credit arrangements, generally the indenture governing the 7 1/8% Notes ("Indenture") and the CGA, impose certain restrictions on the Company regarding capital expenditures and limit the Company's ability to do any of the following: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay dividends or distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions are subject to certain limitations and exclusions (see Note 15).

        In addition, a default under certain covenants in the Indenture and the CGA, respectively, could result in the acceleration of the Company's payment obligations under the CGA and the Indenture, as the case may be, and, under certain circumstances, in cross-defaults under other debt obligations. These defaults may have a negative effect on the Company's liquidity.

        Required principal payments of long-term debt are as follows:

Fiscal year ending September 30,
2006	$80,922
2007	14,072
2008	53,239
2009	121,085
2010	32,580
Thereafter	207,228

$509,126

        The fair value of the Company's long-term debt at September 30, 2005 and 2004, based upon current market rates, approximates the amounts disclosed above.

10.    Comprehensive Income

        Total comprehensive income for the Company includes net income, the effects of foreign currency translation, unrealized gains and losses on available-for-sale securities and changes in the fair value of the interest rate swap agreement treated as a cash flow hedging instrument, which are charged or credited to the accumulated other comprehensive income account within stockholders' equity. Total comprehensive income for the fiscal years ended September 30, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Net income, as reported	$78,137	$111,849	$81,585
Changes in:
Unrealized holding gains	8	21	48
Interest rate swap valuation adjustments	(40)	—	—
Sale of business assets in a foreign entity	566	—	—
Foreign currency translation adjustments	(5,121)	7,547	9,980

Total comprehensive income	$73,550	$119,417	$91,613

        Accumulated other comprehensive income as of September 30, 2005 and 2004, net of taxes, was $17,586 and $22,173, respectively. The balance, consisting primarily of net gains on foreign currency translation adjustments of $17,031 and $22,152, at September 30, 2005 and 2004, respectively, has been recorded in the shareholders' equity section of the consolidated balance sheets.

        The change in cumulative foreign currency translation adjustment primarily relates to the Company's investment in its European subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. Dollar.

        During the fiscal year ended September 30, 2005, the Company recorded a decrease in its deferred tax liability of $2,884 relating to other comprehensive losses incurred during the year. During the fiscal year ended September 30, 2004, the Company recorded a deferred income tax liability of $13,939, including $5,302 for prior periods, relating to accumulated other comprehensive income at September 30, 2004. Prior to October 1, 2003, the Company had not recorded a deferred income tax liability relating to accumulated other comprehensive income. Amounts relating to prior periods were not considered material.

11.    Income Taxes

        Income (loss) before income taxes consists of the following components:

	2005	2004	2003
United States	$(2,105)	$84,789	$59,529
Foreign	121,367	84,216	55,468

	$119,262	$169,005	$114,997

        Provision for income taxes consists of the following:

	2005	2004	2003
Federal
Current	$(5,089)	$19,610	$9,358
Deferred	2,882	8,202	5,864
State
Current	273	2,258	1,334
Deferred	473	470	170
Foreign
Current	41,414	26,521	17,493
Deferred	1,172	95	(807)

Total provision	$41,125	$57,156	$33,412

        The following is a reconciliation of the income tax expense computed using the statutory Federal income tax rate to the actual income tax expense and its effective income tax rate.

	2005		2004		2003
	Amount	Percent of pretax income	Amount	Percent of pretax income	Amount	Percent of pretax income
Income tax expense at statutory rate	$41,742	35.0%	$59,152	35.0%	$40,249	35.0%
State income taxes, net of federal income tax benefit	484	0.4%	1,770	1.0%	1,504	1.3%
Change in valuation allowance	1,498	1.3%	1,162	0.7%	(8,275)	(7.1%)
Goodwill impairment	2,656	2.2%	—	—	—	—
Effect of international operations, including foreign export benefit and earnings indefinitely reinvested under APB23	(4,565)	(3.9%)	(4,298)	(2.5%)	(560)	(0.4%)
Effect of FER provision	(884)	(0.7%)	—	—	—	—
Other, individually less than 5%	194	0.2%	(630)	(0.4%)	494	0.3%

	$41,125	34.5%	$57,156	33.8%	$33,412	29.1%

        The components of deferred tax assets and liabilities are as follows as of September 30:

	2005	2004
Deferred tax assets:
Inventory reserves	$7,544	$6,652
Accrued expenses and reserves not currently deductible	18,151	27,406
Tax credits	4,196	4,774
Capital loss carryforward	1,575	1,576
Foreign net operating losses	3,474	693
Valuation allowance	(9,245)	(6,614)

Total deferred income tax assets, net of valuation allowance	25,695	34,487

Deferred tax liabilities:
Property, plant and equipment	(22,572)	(26,612)
Intangibles	(24,680)	(25,162)
Undistributed foreign earnings	(835)	(1,187)
Other comprehensive income	(11,055)	(13,939)
Other	—	(200)

Total deferred income tax liabilities	(59,142)	(67,100)

Total net deferred income tax liabilities	(33,447)	(32,613)
Less current deferred income tax assets	(23,645)	(32,062)

Long-term deferred income taxes	$(57,092)	$(64,675)

        Deferred tax assets have been recognized to the extent that it is more likely than not that they will be realized. At September 30, 2005, the Company has foreign net operating losses, New York State ("NYS") investment tax credit carryforwards and capital loss carryforwards of $9,880, $4,196 and $4,080, respectively.

        At September 30, 2005, the Company maintained a valuation allowance of $4,196 against the NYS investment tax credits that will begin to expire in 2013 and $5,049 against capital and foreign loss carryforwards which expire in accordance with applicable tax law. The Company provides a valuation allowance for these credit and loss carryforwards because it does not consider realization of such assets to be more likely than not.

        The Company's capital loss carryforward expires in 2008.

        At September 30, 2005, the Company had $5,145 of undistributed international earnings on which it has not provided any U.S. tax expense as the Company intends to permanently reinvest these earnings outside of the U.S. A determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

        The change in the valuation allowance for the fiscal years ended September 30, 2005 and 2004 is as follows:

	2005	2004
Balance at October 1	$(6,614)	$(5,452)
Utilization of foreign tax credit carryforwards	—	—
Utilization of NYS investment tax credit carryforwards	149	1,107
Capital loss carryforward	1	(1,576)
Foreign net operating losses generated	(1,648)	(693)
Foreign net operating losses acquired	(1,133)	—

Balance at September 30	$(9,245)	$(6,614)

12. Assets Held for Sale and Gain on Sale of Food Supplement Corporation ("FSC") Business Assets

        In December 2004, the Company entered into a contract with a real estate broker to facilitate the sale of the corporate building acquired in the 2003 Rexall acquisition at less than its carrying value of $10,508. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company recorded an impairment charge to reduce the carrying value of the asset by $1,908. Such amount was charged to operations and is included in selling, general and administrative expenses for the fiscal year ended September 30, 2005. In May 2005, the Company sold this building at no further gain or loss, and received cash proceeds of $8,600. At September 30, 2004, this Rexall corporate building was classified as held for sale which was reflected as a component of "Prepaid expenses and other current assets" in the accompanying Consolidated Balance Sheets.

        In May 2005, the Company also sold a corporate building for $1,350. Such amount approximated the building's carrying value; therefore, no gain or loss was recorded as a result of this sale.

        In December 2004, the Company sold certain business assets of FSC, a Manchester, U.K. based wholesale operation which included products sold to health food stores and pharmacies. In connection with the sale, proceeds of $5,766 were received and a $1,999 gain was realized and included in selling, general and administrative expenses for the fiscal year ended September 30, 2005.

13. Commitments

Operating Leases

        The Company conducts retail operations under operating leases, which expire at various dates through 2030. Some of the leases contain escalation clauses, as well as renewal options and provide for contingent rent based upon sales plus certain tax and maintenance costs.

        Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year at September 30, 2005 are as follows:

Fiscal year ending September 30,
2006	$86,392
2007	79,263
2008	70,139
2009	55,932
2010	46,053
Thereafter	171,286

$509,065

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

        Operating lease rental expense (including real estate taxes and maintenance costs) and leases on a month to month basis were approximately $112,550, $104,104 and $86,783 during fiscal 2005, 2004 and 2003, respectively.

Purchase Commitments

        The Company was committed to make future purchases under various purchase arrangements with fixed price provisions aggregating approximately $40,453 at September 30, 2005.

Capital Commitments

        The Company had approximately $4,314 in open capital commitments at September 30, 2005, primarily related to manufacturing equipment as well as to computer hardware and software. Also, the Company has an $3,756 commitment for an expansion of its softgel facility which is expected to be completed within one year.

Real Estate Tax Incentive Transaction

        In August 2005, the Company entered into a sale-leaseback transaction pursuant to which it sold certain manufacturing assets and its manufacturing facility located in Augusta Georgia for a total purchase price of $14,973. The purchase price consisted of $14,973 in cash which was simultaneously invested and is subject to an Industrial Revenue Bonds (IRB's) financing agreement. This agreement is intended to permit counties to attract business investment by offering property tax incentives. In accordance with Georgia law, the Company entered into this sale-leaseback agreement with Richmond County ("the County") and acquired an Industrial Development Revenue Bond. The arrangement is structured so that the Company's lease payments to the County equal and offset the County's bond payments to the Company. The Bond is non-recourse to the County, the Company's lease payments are pledged to secure repayment of the Bond, and the lease and bond provide for the legal right of offset. Consequently, in accordance with Financial Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," the investment and lease obligation related to this arrangement have been offset in the Company's Consolidated Balance Sheets. The agreement has a maximum expiration date of 2025. Under the terms of the agreement, the Company must annually submit information regarding the value of the machinery and equipment in service in the county. If the Company had not entered into this transaction, property tax payments would have been higher. The Company can reacquire such property and terminate the agreement at a nominal price of $1 and, accordingly, the subject property is included in property, plant, and equipment in the consolidated balance sheet. If the Company elects to reacquire the subject property prior to the expiration of the arrangement, it may also be required to make certain adjusting property tax payments.

Off-Balance Sheet Arrangements

        The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, except for the financing commitments previously discussed.

Employment and Consulting Agreements

        The Company has employment agreements with two of its executive officers. The agreements, effective October 1, 2002, each have a term of five years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and changes in control of the Company. The annual commitment for salaries to these two officers as of September 30, 2005 was approximately $1,170.

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

        Five members of the Company's European senior executive staff have service contracts terminable by the Company upon twelve months notice. The annual aggregate commitment for such executive staff as of September 30, 2005 was approximately $1,349.

14. Earnings Per Share

        Basic earnings per share ("EPS") computations are calculated utilizing the weighted average number of common shares outstanding during the fiscal years. Diluted EPS includes the dilutive effect of outstanding stock options, as if exercised. The following is a reconciliation between basic and diluted EPS:

	2005	2004	2003
Numerator:
Numerator for basic and diluted EPS—income available to common stockholders	$78,137	$111,849	$81,585

Denominator:
Denominator for basic EPS—weighted-average shares	67,162	66,793	66,452
Effect of dilutive securities—stock options	1,975	2,276	2,086

Denominator for diluted EPS—weighted-average shares	69,137	69,069	68,538

Net EPS:
Basic EPS	$1.16	$1.67	$1.23

Diluted EPS	$1.13	$1.62	$1.19

15. Dividend Restrictions

        The CGA prohibits the Company from paying dividends or making any other distributions (other than dividends payable solely in shares of the Company's common stock) to its stockholders. The Company's Indenture governing its 7 1/8% Notes due 2015 similarly prohibits the Company from paying dividends or making any other distributions (other than dividends payable solely in shares of the Company's stock). In addition, except as specifically permitted in the CGA, the CGA does not allow the Company's subsidiaries to advance or loan money to, or make a capital contribution to or invest in, the Company. Furthermore, except as expressly permitted in the Indenture, the Company's subsidiaries are not permitted to invest in the Company. However, the CGA and the Indenture do permit the Company's subsidiaries to pay dividends to the Company.

16. Stock Option Plans

        Stock options granted under the Company's plans generally become exercisable on grant date and have a maximum term of ten years. The Company did not grant any stock options during fiscal 2005, 2004 and 2003.

        During fiscal 2005, options for 39 shares of common stock were exercised, with an aggregate exercise price of $225. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes of approximately $575. Accordingly, a tax benefit of approximately $213 was credited to capital in excess of par. Also during fiscal 2005, the Company received an additional compensation deduction of approximately $19 due to the early disposition of certain incentive stock options exercised by employees. Accordingly, a tax benefit of approximately $7 was credited to capital in excess of par.

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

        A summary of stock option activity is as follows:

	Fiscal Year Ended September 30,
	2005		2004		2003
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	3,864	$5.78	4,204	$5.77	4,402	$5.77
Exercised	(39)	$5.88	(340)	$5.52	(198)	$5.79

Outstanding at end of year	3,825	$5.78	3,864	$5.78	4,204	$5.77

Exercisable at end of year	3,825	$5.78	3,864	$5.78	4,204	$5.77

Number of shares available for future grant	2,458

        The following table summarizes information about stock options outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$4.75–$6.19	3,825	4.3 years	$5.78	3,825	$5.78

17.    Employee Benefit Plans

        The Company sponsors a Retirement Savings Plan consisting of a 401(k) plan covering substantially all employees with more than six months of service. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from one percent to 50 percent of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Company match contributions are 100% of employee contributions, up to two percent of the employee's gross earnings to an annual maximum match contribution of $4 per employee. Employees become fully vested in employer contributions after three years of service.

        The Company also sponsors an Employee Stock Ownership Plan (ESOP) which covers substantially all employees who are employed at calendar year end and have completed one year of service (providing they worked at least the minimum number of hours as required by the terms of the plan during such plan year). As of September 30, 2005, all shares of the plan have been allocated to participants. The ESOP's assets are mainly Company common stock (the plan holds small amounts of cash). Total ESOP shares are considered to be shares outstanding for earnings per share calculation.

        The ESOP is designed to comply with Section 4975(e)(7) and the regulations thereunder of the Internal Revenue Code of 1986, as amended (Code) and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Contributions to the ESOP are made on a voluntary basis by the Company in the form of the Company's stock or cash, which is invested by the plan's trustee in the Company's stock. There is no minimum contribution required in any one year. There are no contributions required or permitted to be made by an employee. All contributions are allocated to participant accounts as defined. Employees become vested in their respective accounts after five years of service, as defined in plan document, provided the ESOP is not considered top-heavy. If the ESOP is considered top-heavy, employees will become vested in the plan beginning in year 2 in increments of 20% per year over the subsequent four years of service.

        The ESOP held approximately 4.0 percent of the outstanding common stock of the Company for the benefit of all participants as of September 30, 2005 and 2004.

        The accompanying financial statements reflect contributions to these plans in the approximate amount of $4,386, $6,142 and $3,111 during fiscal 2005, 2004 and 2003, respectively.

        Certain international subsidiaries of the Company (mainly in the U.K.) have company sponsored defined contribution plans to comply with local statutes and practices. The accompanying financial statements reflect contributions to these plans by such subsidiaries in the approximate amount of $1,146, $922 and $464 during fiscal 2005, 2004 and 2003, respectively.

18.    Discontinued Product Charge

        Effective March 15, 2003, the Company voluntarily discontinued sales of products that contain ephedra. Income from operations for the fiscal year ended September 30, 2003 includes a charge of approximately $4,500 ($3,191 or $0.05 basic and diluted earnings per share, after tax) associated with such discontinued product sales.

19.    Litigation

Prohormone products

  New York Action

        On July 25, 2002, a putative class-action lawsuit was filed against Vitamin World, Inc., alleging that Vitamin World engaged in deceptive trade practices and false advertising with respect to the sale of certain prohormone supplements and that plaintiffs were therefore entitled to equitable and monetary relief pursuant to the New York General Business Law. Similar complaints were filed against other companies in the vitamin and nutritional supplement industry. The Court has not yet certified a class. Vitamin World has filed a pending motion for summary judgment seeking the dismissal of all claims and an opposition to plaintiff's motion for class certification. The Company has defended vigorously this action. Until the Court rules on these pending motions, no determination can be made at this time as to its likely final outcome, nor can its materiality be accurately ascertained.

  California Action

        On July 25, 2002, a putative consumer class-action lawsuit was filed in California state court against Met-Rx Substrate Technology, Inc., a subsidiary of Rexall Sundown, claiming that the advertising and marketing of certain prohormone supplements were false and misleading, or alternatively, that the prohormone products contained ingredients that were controlled substances under California law. Plaintiffs seek equitable and monetary relief. On June 18, 2004, this case was consolidated with several other class-action cases brought against other companies relating to the sale of products containing androstenediol, one of the prohormones contained in the Met-Rx products. The consolidated proceedings have recently been assigned to a judge for further pretrial proceedings. No trial date has been set. The Court has not yet certified a class and the matter is currently in discovery. The Company has defended vigorously against the claims asserted. Because this action is still in the early stages, no determination can be made at this time as to its final outcome, nor can its materiality be accurately ascertained.

  New Jersey Action

        In March 2004, a putative class-action lawsuit was filed in New Jersey against Met-Rx Substrate Technology, Inc., claiming that the advertising and marketing of certain prohormone supplements were false and misleading and that plaintiff and the putative class of New Jersey purchasers of these products were entitled to damages and injunctive relief. Because these allegations are virtually identical to allegations made in a putative nationwide class-action previously filed in California, the Company moved to dismiss or stay the New Jersey action pending the outcome of the California action. The motion was granted, and the New Jersey action is stayed at this time.

  Florida Action

        In July 2002, a putative class-action lawsuit was filed in Florida against MET-Rx USA, Inc., a subsidiary of Rexall Sundown, claiming that the advertising and marketing of certain prohormone supplements were false and misleading, that the products were ineffective, and alternatively, that the products were anabolic steroids whose sale violated Florida law. Plaintiff seeks equitable and monetary relief. This case has been largely inactive since its filing. The Company recently filed a motion to dismiss for failure to prosecute pursuant to Florida Rule of Civil Procedure 1.420. No determination can be made at this time as to its final outcome, nor can its materiality be accurately ascertained.

Nutrition Bars

        Rexall and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. The Company has defended vigorously this action. The Court vacated the July 6, 2005 status conference and set a further conference for January 6, 2006. Until that time, the case is stayed for all purposes. Based upon the information available at this time, the Company believes that its accrual is adequate for the exposure in the nutrition bar litigation. However, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

Shareholder Litigation

        During the period from June 24, 2004 through September 3, 2004, six separate shareholder class-actions were filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of New York, on behalf of shareholders who purchased shares of the Company's common stock between February 9, 2004 and July 22, 2004 (the potential "Class Period"). The actions allege that the Company failed to disclose material facts during the Class Period that resulted in a decline in the price of its stock after June 16, 2004 and July 22, 2004, respectively. The Court consolidated the six class-actions in March 2005 and appointed lead plaintiffs and counsel. The lead plaintiffs filed a consolidated amended complaint alleging an amended class period from November 10, 2003 to July 22, 2004. Along with the officers and directors, the Company has filed a motion to dismiss the action.

        In addition to the shareholder class-actions, two shareholder derivative actions were filed in the Eastern District of New York, on July 9, 2004 and August 26, 2004, respectively, against certain of the Company's officers and directors, and the Company is named as a nominal defendant. The two derivative actions, which have been consolidated, are predicated upon the allegations set forth in the shareholder class-actions and allege improper sales of the Company's shares by certain officers and directors. On December 27, 2004, the court granted the Company's motion to dismiss this complaint. The plaintiffs have filed an appeal.

        An additional shareholder derivative action was filed on October 7, 2004 in the Supreme Court of the State of New York, Suffolk County, alleging breaches of fiduciary duties by the Company's individual directors and officers, and the Company is named as a nominal defendant. The derivative claims are predicated upon the same allegations as in the Eastern District consolidated derivative action and upon claims arising from the Company's acquisition of Rexall Sundown, Inc. in July 2003. The New York derivative action is currently stayed by agreement of the parties. The Company, its named officers and its directors intend to file a motion to dismiss or further stay the New York derivative action at the appropriate procedural time.

        Also, a purported shareholder of the Company delivered a demand that the Company's board of directors commence a civil action against certain of the Company's officers and directors based on certain of the allegations described above. The Company's board of directors, based on the investigation and recommendation of a special committee of the Board, determined not to commence any such lawsuit. On or about April 28, 2005, a second state court derivative action was filed in the Supreme Court of the State of New York, Suffolk County, by this purported shareholder alleging wrongful rejection of his demand and breaches of fiduciary duties by some of the Company's individual directors and officers, and the Company is named as a nominal defendant. This derivative complaint is predicated upon the same allegations as the dismissed Eastern District consolidated derivative action. This derivative action is currently stayed by agreement of the parties. Along with the named officers and directors, the Company intends to file a motion to dismiss or further stay this derivative action at the appropriate procedural time.

        The Company and its named officers and directors believe that these suits are without merit and intend to defend vigorously these actions. Given the early stages of the proceedings, however, no determination can be made at this time as to the final outcome of these actions, nor can their materiality be accurately ascertained. The Company maintains policies of directors' and officers' professional liability insurance.

Regulatory Matters

        In June 2003, the Company received a letter of inquiry from the FTC concerning its marketing of a certain weight loss product, as well as the marketing of Royal Tongan Limu dietary supplement by its subsidiary, Dynamic Essentials, Inc, ("DEI"). The Company ceased all DEI operations and terminated all DEI employees in September 2003. In October 2005, the United States District Court for the Eastern District of New York entered a Consent Decree that requires the Company to pay a $2 million civil penalty, and imposes an injunction that requires the Company to comply with its existing FTC consent decree entered into in 1995. The Company has already paid this civil penalty.

        In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability claims) arise in the ordinary course of the Company's business. See Item 1. "Government Regulation" for a discussion of these matters. The Company believes that such other inquiries, claims, suits and complaints would not have a material adverse effect on the Company's consolidated financial condition or results of operations, if adversely determined against the Company.

20.    Segment Information

        The Company is organized by sales segments on a worldwide basis. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measures of performance are the net sales and income or loss from operations (prior to corporate allocations) of each segment, as this is the key performance indicator reviewed by management. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, IT, and various other corporate level activity related expenses. Such unallocated expenses remain within corporate. Corporate also includes the manufacturing assets of the Company and, accordingly, items associated with these activities, such as the discontinued product charge (recorded during the fiscal year ended September 30, 2003), remain unallocated in the corporate segment. The European Retail operation does not include the impact of any intercompany transfer pricing. The accounting policies of all of the operating segments are the same as those described in the summary of significant accounting policies in Note 1.

        The Company reports four segments: Wholesale/US Nutrition; North American Retail; European Retail; and Direct Response/Puritan's Pride. All of the Company's products fall into one of these four segments. The Wholesale/ US Nutrition segment is comprised of several divisions, each targeting specific market groups which include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers. The North American Retail segment generates revenue through its 542 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its recently acquired Canadian operation of 97 Company-operated Le Naturiste stores and 4 franchised Le Naturiste stores. The European Retail segment generates revenue through its 590 Company-operated stores and 22 franchise stores. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees. The Direct Response/Puritan's Pride segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phoning customer service representatives in New York, Illinois or the United Kingdom.

        The following table represents key financial information of the Company's business segments:

	2005		2004	2003
Wholesale/US Nutrition:
Net sales	$747,234		$734,293	$416,627
Income from operations	$67,873		$112,224	$76,933
Depreciation and amortization	$9,923		$10,474	$2,184
Capital expenditures	$1,090		$1,929	$288
Retail:
North America
Net sales	$224,008		$216,431	$212,380
Loss from operations	$(26,216	)(a)	$(120)	$(1,643)
Depreciation and amortization	$6,756		$10,848	$12,733
Capital expenditures	$4,082		$7,682	$3,335
Locations open at end of period	643		557	533
Europe
Net sales	$566,140		$495,808	$363,597
Income from operations	$151,459		$120,323	$83,345
Depreciation and amortization	$13,175		$12,370	$9,872
Capital expenditures	$11,455		$15,794	$13,009
Locations open at end of period	612		602	589
Direct Response/Puritan's Pride:
Net sales	$199,805		$205,499	$199,944
Income from operations	$52,254		$65,265	$62,184
Depreciation and amortization	$5,079		$5,403	$5,779
Capital expenditures	$385		$260	$1,050

  (a)
  Includes asset impairment charges of $11,204 for fiscal year ended September 30, 2005 (see Note 7).

	2005		2004	2003
Corporate:
Corporate expenses	$(107,684)		$(108,149)	$(85,278)
Discontinued product charge	$—		$—	$(4,500)
Depreciation and amortization—manufacturing	$16,216		$16,005	$10,966
Depreciation and amortization—other	$7,134		$6,580	$5,350
Capital expenditures—manufacturing	$34,675		$6,288	$3,693
Capital expenditures—other	$19,829		$10,747	$16,135
Consolidated totals:
Net sales	$1,737,187		$1,652,031	$1,192,548
Income from operations	$137,686	(a)	$189,543	$131,041
Depreciation and amortization	$58,283		$61,680	$46,884
Capital expenditures	$71,516		$42,700	$37,510

  (a)
  Includes asset impairment charges of $11,204 for fiscal year ended September 30, 2005 (see Note 7).

	2005	2004	2003
Net sales by location of customer
United States	$1,086,126	$1,091,192	$788,645
United Kingdom	525,093	457,564	348,761
Holland	42,168	39,007	13,458
Ireland	15,950	12,816	9,958
Canada	14,419	1,948	311
Other foreign countries	53,431	49,504	31,415

Consolidated totals	$1,737,187	$1,652,031	$1,192,548

	2005	2004
Long-lived assets (which includes property, plant and equipment, goodwill and other intangible assets.)
United States	$484,100	$416,510
United Kingdom	196,471	201,657
Holland	13,412	13,512
Ireland	7,155	6,366
Canada	10,094	—
Other foreign countries	4,368	—

Consolidated totals	$715,600	$638,045

        The Company's identifiable assets by segment as of September 30, 2005 and 2004 are as follows:

	2005	2004
Wholesale/US Nutrition	$549,631	$484,941
North American Retail/Vitamin World(a)	55,304	76,799
European Retail/
Holland & Barrett/GNC (UK)	335,640	361,754
Direct Response/
Puritan's Pride	69,269	93,844
Corporate/Manufacturing	472,458	215,315

Consolidated totals	$1,482,302	$1,232,653

(a)
In fiscal 2005, identifiable assets were reduced for asset impairment charges of $11,204 (see Note 7).

        Approximately 34%, 31% and 31% of the Company's net sales for the fiscal years ended September 30, 2005, 2004 and 2003, respectively, were denominated in currencies other than U.S. dollars, principally British Pounds, Euros and Canadian Dollars (fiscal 2005). A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company.

        Foreign subsidiaries accounted for the following percentages of assets and total liabilities as of September 30, 2005 and 2004:

	2005	2004
Assets	26%	27%
Total liabilities	10%	15%

21.    Related Party Transactions

        An entity owned by a relative of a director and the Chief Executive Officer received sales commissions from the Company of $693, $732 and $643 in fiscal 2005, 2004 and 2003, respectively. The Company had trade receivable balances due from this entity approximating $0 and $3,772 at September 30, 2005 and 2004, respectively.

22.    Quarterly Results of Operations (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for fiscal 2005 and 2004 (amounts may not equal fiscal year totals due to rounding):

	Quarter ended
Fiscal 2005:	December 31, 2004	March 31, 2005	June 30, 2005		September 30, 2005
Net sales	$420,269	$442,714	$438,986		$435,218
Gross profit	208,315	216,633	218,026		198,568
Income before income taxes	45,429	31,713	27,443	(a)	14,677	(b)
Net income	29,893	20,867	15,966	(a)	11,412	(b)
Net income per diluted share	$.43	$.30	$.23		$.17
	Quarter ended
Fiscal 2004:	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004
Net sales	$385,053	$439,594	$399,913	$427,471
Gross profit	192,168	226,346	202,685	208,420
Income before income taxes	36,362	62,511	36,656	33,476
Net income	23,645	41,257	25,902	21,045
Net income per diluted share	$.34	$.60	$.37	$.30

  (a)
  Includes asset impairment charges of $10,989 recorded during the quarter (see Note 7).

  (b)
  Includes asset impairment charges of $215 recorded during the quarter (see Note 7).

23.    Subsequent Events

        On August 25, 2005, the Company initiated a cash tender offer (the "Offer") for any and all of its $150,000 aggregate principal amount of the 8 5/8% Notes due 2007. The redemption price was equal to $1,000 per $1,000 principal amount of the 8 5/8% Notes validly tendered, plus accrued and unpaid interest to the redemption date. On September 23, 2005, the Company announced the expiration of the Offer with a total of $74,458 aggregate principal amount of the 8 5/8% Notes tendered, representing approximately 49.6% of the outstanding 8 5/8% Notes. On October 24, 2005, the Company redeemed the remaining $75,542 aggregate principal amount of the 8 5/8% Notes outstanding. On such date, the Company paid $706 representing the remaining accrued interest due to the 8 5/8% Note holders and recorded a charge of $802 to interest expense in the Consolidated Statements of Income representing the unamortized portion of debt issuance costs and bond discount associated with the original issuance. Also, on October 24, 2005, the Company liquidated and utilized all of its investment in auction rate securities of $39,900 to pay such redemption.

SCHEDULE II
NBTY, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
For the years ended September 30, 2005, 2004 and 2003

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
	(Dollars in thousands)
Fiscal year ended September 30, 2005:
Inventory reserves	$17,562	$9,500	$—		$(13,106)		$13,956
Allowance for doubtful accounts	$9,389	$182	$—		$(416	)(a)	$9,155
Promotional program incentive accrual	$37,495	$142,999	$383	(e)	$(137,040)		$43,837
Sales Returns and Allowances	$9,108	$45,444	$143	(e)	$(39,079	)(d)	$15,616
Valuation allowance for deferred tax assets	$6,614	$1,648	$1,133	(e)	$(150)		$9,245
Fiscal year ended September 30, 2004:
Inventory reserves	$4,648	$16,070	$—		$(3,156)		$17,562
Allowance for doubtful accounts	$7,100	$3,074	$—		$(785	)(a)	$9,389
Promotional program incentive accrual	$23,185	$72,666	$—		$(58,356)		$37,495
Sales Returns and Allowances	$7,313	$42,041	$—		$(40,246	)(d)	$9,108
Valuation allowance for deferred tax assets	$5,452	$2,269	$—		$(1,107)		$6,614
Fiscal year ended September 30, 2003:
Inventory reserves	$2,540	$2,108	$—		$—		$4,648
Allowance for doubtful accounts	$4,194	$2,970	$—		$(64	)(a)	$7,100
Promotional program incentive accrual	$3,549	$15,138	$18,761	(c)	$(14,263)		$23,185
Sales Returns and Allowances	$983	$7,932	$9,467	(c)	$(11,069	)(d)	$7,313
Valuation allowance for deferred tax assets	$13,727	$—	$—		$(8,275	)(b)	$5,452

(a)
Uncollectibe accounts written off.

(b)
Utilization of foreign tax credits.

(c)
Represents the opening balance sheet reserves for sales returns and promotional program incentives from the Rexall acquisition.

(d)
Represents actual product returns.

(e)
Represents the opening balance sheet reserves and allowances from the Le Naturiste, SISU and Solgar acquisitions.

S-1

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, INC. (Registrant)
By:	/s/ SCOTT RUDOLPH Scott Rudolph Chairman and Chief Executive Officer

Dated: December 22, 2005

        Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT RUDOLPH Scott Rudolph	Chairman and Chief Executive Officer (Principal Executive Officer)	December 22, 2005
/s/ HARVEY KAMIL Harvey Kamil	President and Chief Financial Officer (Principal Operating Officer, Principal Financial and Accounting Officer)	December 22, 2005
/s/ ARTHUR RUDOLPH Arthur Rudolph	Director	December 22, 2005
/s/ ARAM G. GARABEDIAN Aram G. Garabedian	Director	December 22, 2005
/s/ BERNARD G. OWEN Bernard G. Owen	Director	December 22, 2005
/s/ ALFRED SACKS Alfred Sacks	Director	December 22, 2005

/s/ MURRAY DALY Murray Daly	Director	December 22, 2005
/s/ GLENN COHEN Glenn Cohen	Director	December 22, 2005
/s/ MICHAEL L. ASHNER Michael L. Ashner	Director	December 22, 2005
/s/ MICHAEL C. SLADE Michael C. Slade	Director	December 22, 2005
/s/ PETER WHITE Peter White	Director	December 22, 2005
/s/ NEIL KOENIG Neil Koenig	Director	December 22, 2005

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE.
NBTY, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005 TABLE OF CONTENTS
PART I
PART II
DIVIDEND POLICY
PRICE RANGE OF COMMON STOCK
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART III
PART IV
NBTY, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
NBTY, Inc. and Subsidiaries Consolidated Balance Sheets September 30, 2005 and 2004 (dollars and shares in thousands, except per share amounts)
NBTY, Inc. and Subsidiaries Consolidated Statements of Income Years Ended September 30, 2005, 2004 and 2003 (dollars and shares in thousands, except per share amounts)
NBTY, Inc. and Subsidiaries Consolidated Statements of Cash Flows Years ended September 30, 2005, 2004 and 2003 (dollars in thousands)
NBTY, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Continued) Years ended September 30, 2005, 2004 and 2003 (dollars and shares in thousands)
NBTY, Inc. and Subsidiaries Notes to Consolidated Financial Statements Years ended September 30, 2005, 2004 and 2003 (in thousands, except per share amounts, number of locations and amortization periods)
SCHEDULE II NBTY, INC. AND SUBSIDIARIES Valuation and Qualifying Accounts For the years ended September 30, 2005, 2004 and 2003
SIGNATURES