Form 10-Q
period 2005-12-31
NBTY INC
filed 2006-02-02
CIK 70793

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of January 31, 2006
Par value $.008 per share	67,194,139

NBTY, INC. and SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FISCAL QUARTER ENDED DECEMBER 31, 2005
INDEX

Page
PART I. Financial Information
ITEM 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	49
ITEM 4. Controls and Procedures	50
PART II. Other Information
ITEM 1. Legal Proceedings	51
ITEM 6. Exhibits and Reports on Form 8-K	53
Signatures	55
Exhibits

FORWARD LOOKING STATEMENTS:

INFORMATION CONTAINED IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF NBTY, INC. AND ITS SUBSIDIARIES (COLLECTIVELY, THE ‘‘COMPANY’’). IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS ‘‘SUBJECT TO,’’ ‘‘BELIEVE,’’ ‘‘EXPECT,’’ ‘‘PLAN,’’ ‘‘PROJECT,’’ ‘‘ESTIMATE,’’ ‘‘INTEND,’’ ‘‘MAY,’’ ‘‘SHOULD,’’ ‘‘CAN,’’ OR ‘‘ANTICIPATE,’’ OR THE NEGATIVE THEREOF, OR VARIATIONS THEREON, OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH ARE INHERENTLY UNCERTAIN. SIMILARLY, DISCUSSIONS OF STRATEGY ALTHOUGH BELIEVED TO BE REASONABLE, ARE ALSO FORWARD-LOOKING STATEMENTS AND ARE INHERENTLY UNCERTAIN. ALL FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM PROJECTED RESULTS. FACTORS WHICH MAY MATERIALLY AFFECT SUCH FORWARDLOOKING STATEMENTS INCLUDE: (I) ADVERSE STUDIES AND/OR PUBLICITY REGARDING NUTRITIONAL SUPPLEMENTS GENERALLY OR A PARTICULAR SUPPLEMENT; (II) SLOW OR NEGATIVE GROWTH IN THE NUTRITIONAL SUPPLEMENT INDUSTRY; (III) INTERRUPTION OF BUSINESS OR NEGATIVE IMPACT ON SALES AND EARNINGS DUE TO HURRICANES, EARTHQUAKES, OTHER ACTS OF GOD, ACTS OF WAR, TERRORISM, BIO-TERRORISM, CIVIL UNREST OR DISRUPTION OF MAIL SERVICE; (IV) INABILITY TO RETAIN CUSTOMERS OF COMPANIES (OR MAILING LISTS) RECENTLY ACQUIRED; (V) INCREASED COMPETITION; (VI) INCREASED COSTS; (VII) LOSS OR RETIREMENT OF KEY MEMBERS OF MANAGEMENT; (VIII) INCREASES IN THE COST OF BORROWINGS AND/OR UNAVAILABILITY OF ADDITIONAL DEBT OR EQUITY CAPITAL; (IX) UNAVAILABILITY OF, OR INABILITY TO CONSUMMATE, ADVANTAGEOUS ACQUISITIONS IN THE FUTURE, INCLUDING THOSE THAT MAY BE SUBJECT TO BANKRUPTCY APPROVAL OR THE INABILITY OF THE COMPANY TO INTEGRATE ACQUISITIONS INTO THE MAINSTREAM OF ITS BUSINESS; (X) CHANGES IN GENERAL WORLDWIDE ECONOMIC AND POLITICAL CONDITIONS IN THE MARKETS IN WHICH THE COMPANY MAY COMPETE FROM TIME TO TIME; (XI) THE INABILITY OF THE COMPANY TO GAIN AND/OR HOLD MARKET SHARE OF ITS WHOLESALE AND/OR RETAIL CUSTOMERS ANYWHERE IN THE WORLD; (XII) UNAVAILABILITY OF ELECTRICITY IN CERTAIN GEOGRAPHICAL AREAS; (XIII) THE INABILITY OF THE COMPANY TO OBTAIN AND/OR RENEW INSURANCE AND/OR THE COSTS OF SAME; (XIV) EXPOSURE TO AND EXPENSE OF DEFENDING AND RESOLVING, PRODUCT LIABILITY CLAIMS AND OTHER LITIGATION, INCLUDING ADMINISTRATIVE AND CRIMINAL PROCEEDINGS; (XV) THE ABILITY OF THE COMPANY TO SUCCESSFULLY IMPLEMENT ITS BUSINESS STRATEGY; (XVI) THE INABILITY OF COMPANY TO MANAGE ITS RETAIL, WHOLESALE, MANUFACTURING AND OTHER OPERATIONS EFFICIENTLY; (XVII) CONSUMER ACCEPTANCE OF THE COMPANY’S PRODUCTS; (XVIII) THE INABILITY OF THE COMPANY TO RENEW LEASES FOR ITS RETAIL LOCATIONS; (XIX) INABILITY OF THE COMPANY’S RETAIL STORES TO ATTAIN OR MAINTAIN PROFITABILITY; (XX) THE ABSENCE OF CLINICAL TRIALS FOR MANY OF THE COMPANY’S PRODUCTS; (XXI) SALES AND EARNINGS VOLATILITY AND/OR TRENDS; (XXII) THE EFFICACY OF THE COMPANY’S INTERNET AND ON-LINE SALES AND MARKETING STRATEGIES; (XXIII) FLUCTUATIONS IN FOREIGN CURRENCIES, INCLUDING THE BRITISH POUND, THE EURO AND THE CANADIAN DOLLAR; (XXIV) IMPORT-EXPORT CONTROLS ON SALES TO FOREIGN COUNTRIES; (XXV) THE INABILITY OF THE COMPANY TO SECURE FAVORABLE NEW

SITES FOR, AND DELAYS IN OPENING, NEW RETAIL LOCATIONS; (XXVI) INTRODUCTION OF NEW FEDERAL, STATE, LOCAL OR FOREIGN LEGISLATION OR REGULATION OR ADVERSE DETERMINATIONS BY REGULATORS ANYWHERE IN THE WORLD (INCLUDING THE BANNING OF PRODUCTS) AND MORE PARTICULARLY PROPOSED GOOD MANUFACTURING PRACTICES AND SECTION 404 REQUIREMENTS OF THE SARBANES-OXLEY ACT OF 2002 IN THE UNITED STATES AND THE FOOD SUPPLEMENTS DIRECTIVE AND TRADITIONAL HERBAL MEDICINAL PRODUCTS DIRECTIVE IN EUROPE; (XXVII) THE MIX OF THE COMPANY’S PRODUCTS AND THE PROFIT MARGINS THEREON; (XXVIII) THE AVAILABILITY AND PRICING OF RAW MATERIALS; (XXIX) RISK FACTORS DISCUSSED IN THE COMPANY’S FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION; (XXX) ADVERSE EFFECTS ON THE COMPANY AS A RESULT OF INCREASED GASOLINE PRICES AND POTENTIALLY REDUCED TRAFFIC FLOW TO THE COMPANY’S RETAIL LOCATIONS; (XXXI) ADVERSE TAX DETERMINATIONS; (XXXII) THE LOSS OF A SIGNIFICANT CUSTOMER; AND (XXXIII) OTHER FACTORS BEYOND THE COMPANY’S CONTROL.

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

PART I.   FINANCIAL INFORMATION

ITEM 1.

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars and shares in thousands, except per share amounts)

	December 31,	September 30,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$69,858	$67,282
Investments	—	39,900
Accounts receivable, less allowance for doubtful accounts of $8,680 at December 31, 2005 and $9,155 at September 30, 2005	85,628	73,226
Inventories	433,817	491,335
Deferred income taxes	23,649	23,645
Prepaid expenses and other current assets	40,622	54,469
Total current assets	653,574	749,857
Property, plant and equipment, net of accumulated depreciation of $285,358 and $279,883, respectively	312,087	320,528
Goodwill	223,267	228,747
Other intangible assets, net	163,030	166,325
Other assets	15,770	16,845
Total assets	$1,367,728	$1,482,302
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$7,816	$80,922
Accounts payable	70,938	72,720
Accrued expenses and other current liabilities	118,819	120,487
Total current liabilities	197,573	274,129
Long-term debt	374,294	428,204
Deferred income taxes	55,015	57,092
Other liabilities	6,908	6,822
Total liabilities	633,790	766,247
Commitments and contingencies
Stockholders’ equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 67,194 shares at December 31, 2005 and 67,191 shares at September 30, 2005	537	537
Capital in excess of par	138,690	138,657
Retained earnings	582,195	559,275
Accumulated other comprehensive income	12,516	17,586
Total stockholders’ equity	733,938	716,055
Total liabilities and stockholders’ equity	$1,367,728	$1,482,302

This financial information should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Consolidated Financial Statements in the Company’s Form 10-K filed December 22, 2005 (the “2005 Form 10-K”)

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	For the three months
	ended December 31,
	2005	2004
Net sales	$455,270	$420,269
Costs and expenses:
Cost of sales	245,949	211,954
Advertising, promotion and catalog	25,160	20,783
Selling, general and administrative	145,655	138,402
	416,764	371,139
Income from operations	38,506	49,130
Other income (expense):
Interest	(8,992)	(5,692)
Miscellaneous, net	1,149	1,991
	(7,843)	(3,701)
Income before provision for income taxes	30,663	45,429
Provision for income taxes	7,743	15,536
Net income	$22,920	$29,893
Net income per share:
Basic	$0.34	$0.45
Diluted	$0.33	$0.43
Weighted average common shares outstanding:
Basic	67,193	67,070
Diluted	69,034	69,084

This financial information should be read in conjunction with the Notes herein and the Consolidated Financial Statements in the 2005 Form 10-K.

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED SEPTEMBER 30, 2005 AND
THREE MONTHS ENDED DECEMBER 31, 2005
(Unaudited)
(Dollars and shares in thousands)

							Accumulated
	Common Stock		Capital		Treasury Stock		Other	Total	Total
	Number of		in Excess	Retained	Number of		Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	of Par	Earnings	Shares	Amount	Income (Loss)	Equity	Income
Balance, September 30, 2004	67,060	$536	$135,787	$481,302	—	$—	$22,173	$639,798
Components of comprehensive income:
Net income	—	—	—	78,137	—	—	—	78,137	$78,137
Foreign currency translation adjustment and other, net of taxes	—	—	—	—	—	—	(4,587)	(4,587)	(4,587)
									$73,550
Purchase of treasury shares, at cost	—	—	—	—	8	(176)	—	(176)
Treasury stock retired	(8)	—	(12)	(164)	(8)	176	—	—
Shares issued and contributed to ESOP	100	1	2,437	—	—	—	—	2,438
Exercise of stock options	39	—	225	—	—	—	—	225
Tax benefit from exercise of stock options	—	—	220	—	—	—	—	220
Balance, September 30, 2005	67,191	537	138,657	559,275	—	—	17,586	716,055
Components of comprehensive income:
Net income	—	—	—	22,920	—	—	—	22,920	$22,920
Foreign currency translation adjustment and other, net of taxes	—	—	—	—	—	—	(5,070)	(5,070)	(5,070)
									$17,850
Exercise of stock options	3	—	18	—	—	—	—	18
Tax benefit from exercise of stock options	—	—	15	—	—	—	—	15
Balance, December 31, 2005	67,194	$537	$138,690	$582,195	—	$—	$12,516	$733,938

This financial information should be read in conjunction with the Notes herein and the Consolidated Financial Statements in the 2005 Form 10 -K.

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the three months
	ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$22,920	$29,893
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision relating to impairments and disposals of property, plant and equipment	2,281	25
Depreciation and amortization	14,144	14,615
Foreign currency transaction loss (gain)	276	(915)
Amortization and write-off of deferred financing costs	1,554	568
Amortization and write-off of bond discount	204	44
Compensation expense for ESOP	—	821
Impairment on asset held for sale	—	1,258
Gain on sale of business assets	—	(1,999)
Provision for (recovery of) allowance for doubtful accounts	255	(371)
Inventory reserves	2,783	389
Deferred income taxes	1,161	2,331
Changes in operating assets and liabilities:
Accounts receivable	(11,882)	11,520
Inventories	52,750	(32,742)
Prepaid expenses and other current assets	10,056	7,851
Other assets	2	301
Accounts payable	2,883	1,403
Accrued expenses and other liabilities	225	1,911
Net cash provided by operating activities	99,612	36,903
Cash flows from investing activities:
Purchase of property, plant and equipment	(9,488)	(11,346)
Proceeds from sale of property, plant and equipment	41	50
Proceeds from sale of business assets	—	5,766
Proceeds from sale of available-for-sale marketable securities	39,900	—
Purchase price settlements, net	1,586	—
Purchase of intangible assets	(228)	—
Net cash provided by (used in) investing activities	31,811	(5,530)
Cash flows from financing activities:
Principal payments under long-term debt agreements	(121,220)	(1,711)
Principal payments under the Revolving Credit Facility	(6,000)	—
Tax benefit from exercise of stock options	15	—
Proceeds from stock options exercised	18	—
Net cash used in financing activities	(127,187)	(1,711)
Effect of exchange rate changes on cash and cash equivalents	(1,660)	2,387
Net increase in cash and cash equivalents	$2,576	$32,049
Cash and cash equivalents at beginning of period	67,282	21,751
Cash and cash equivalents at end of period	$69,858	$53,800
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for—
Interest (net of capitalized interest of $438 in fiscal 2006)	$4,231	$1,775
Income taxes (net of refunds of $8,303 in fiscal 2006)	$(608)	$11,211

This financial information should be read in conjunction with the Notes herein and the Consolidated Financial Statements in the 2005 Form 10-K.

NBTY, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

1. Principles of consolidation and basis of presentation

The accompanying financial statements for the interim periods are unaudited and include the accounts of NBTY, Inc. and its wholly-owned subsidiaries (“NBTY” or the “Company”). All significant intercompany transactions and balances have been eliminated. The interim condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include all information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (“10-K”), as filed with the SEC. The September 30, 2005 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results for the full fiscal year ending September 30, 2006 or for any other period.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

•       sales returns and allowances;

•       allowance for doubtful accounts;

•       inventory valuation and obsolescence;

•       valuation and recoverability of long-lived and indefinite-lived intangible assets including the values assigned to acquired intangible assets, goodwill, assets held for sale and property, plant and equipment;

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

Significant Customers and Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. Cash balances may, at times, exceed

NBTY, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

FDIC limits on insurable amounts. The Company mitigates its risk by investing in or through major financial institutions. At September 30, 2005, the Company’s investments consisted of auction rate securities (“ARS”), which were classified as available-for-sale marketable securities and reported at fair value (which approximates cost). The Company believed that no significant concentration of credit risk existed with respect to these securities.

The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. The Company maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

For the three months ended December 31, 2005 and 2004 the following individual customers accounted for the following percentages of the Wholesale / US Nutrition division’s net sales, respectively:

	% of Wholesale / US Nutrition division's net sales		% of the Company's total net sales
	Three months ended December 31,		Three months ended December 31,
	2005	2004	2005	2004
Customer A	11%	10%	5%	4%
Customer B	14%	19%	7%	8%

Customer A is primarily a supplier to Customer B. Therefore, the loss of Customer B would likely result in the loss of most of the net sales to Customer A. While no one customer represented, individually, more than 10 percent of the Company’s consolidated net sales for the three months ended December 31, 2005 and 2004, the loss of either one of these customers would have a material adverse effect on the Wholesale/US Nutrition division if the Company was unable to replace such customer(s).

The following individual customers accounted for 10% or more of the Wholesale/US Nutrition division’s total gross accounts receivable as of December 31, 2005 and September 30, 2005, respectively:

	December 31, 2005	September 30, 2005
Customer A	7%	10%
Customer B	11%	7%
Customer C	12%	10%

Accounts receivable are presented net of the following reserves at December 31, 2005 and September 30, 2005:

	December 31, 2005	September 30, 2005
Allowance for sales returns	$19,405	$15,616
Promotional program incentive accrual	42,355	43,837
	$61,760	$59,453

NBTY, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95” (“SFAS l23(R)”). On October 1, 2005, the Company adopted SFAS 123(R) using the “modified prospective” method. There were no stock option grants during the three months ended December 31, 2005 and 2004, and all previously issued options are fully vested; therefore, the pro forma and actual net income and related earnings per share for these periods are the same. Since all previously granted options are fully vested and the Company has not issued any other share-based payments, the adoption of SFAS 123(R) did not have a significant impact on the Company’s historical consolidated financial position or results of operations. SFAS l23(R) sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued and disallows the use of the intrinsic value method of accounting for stock compensation. SFAS 123(R) also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This new requirement reduced net operating cash flows and increased net financing cash flows for the amount of income tax benefit recognized from the exercise of stock options during the three months ended December 31, 2005 and 2004 of $15 and $0, respectively.

In fiscal years prior to 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and provided additional disclosures with respect to the pro-forma effects of adoption had the Company recorded compensation expense as provided in SFAS No. 123.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company is considering whether to adopt the alternative transition method provided in the FASB Staff Position (“FSP”) for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company is currently evaluating which transition method it will use for calculating its APIC Pool. The guidance in FSP is effective on November 11, 2005. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company expects to complete its evaluation by September 30, 2006.

New accounting developments

Accounting pronouncements-newly issued:

In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required. The adoption of this statement is not expected to have a significant effect on

NBTY, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

the Company’s consolidated financial position or results of operations since the Company currently expenses such costs.

In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered more likely than not of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the more likely than not recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2006, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the more likely than not recognition threshold at or after the effective date would be recognized. The Company is currently analyzing the proposed Interpretation and has not determined its potential impact on its Consolidated Financial Statements. While the Company cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

In June 2005, the FASB issued an exposure draft of a proposed standard entitled “Business Combinations—a replacement of FASB Statement No. 141”. The proposed standard, if adopted, would provide new guidance for evaluating and recording business combinations and would be effective on a prospective basis for business combinations whose acquisition dates are on or after January 1, 2007. Upon issuance of a final standard, which is expected in 2006, the Company will evaluate the impact of this new standard and its effect on the process for recording business combinations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. APB Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The FASB identified the reason for the issuance of SFAS 154 to be part of a broader attempt to eliminate differences with the International Accounting Standards Board (“IASB”). The Statement is effective for fiscal years beginning after December 15, 2005. The Company is required to adopt this statement starting in its fiscal 2007 reporting period. The Company does not anticipate that the adoption of SFAS 154 will have a significant impact on the Company’s consolidated financial position or results of operations.

Accounting pronouncement—adopted:

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted FIN 47 beginning the first quarter of fiscal year 2006. The adoption did not have a material impact on its consolidated financial position or results of operations.

NBTY, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” an amendment of Accounting Research Bulletin (“ARB”) No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 beginning the first quarter of fiscal year 2006. The adoption did not have a material impact on its consolidated financial position or results of operations.

In October 2004, the American Jobs Creation Act of 2004 (Act) became effective in the U.S. Two provisions of the Act could impact the Company’s effective tax rate. The Act contains a new provision that permits a Qualified Production Activities Deduction (QPA) related to the Company’s qualified manufacturing activity. The QPA deduction is potentially available to the Company beginning with the current tax year. However, the interaction of the law’s provisions as well as the particulars of the Company’s tax position, indicate that the impact of the QPA deduction will not be significant for the fiscal year ending September 30, 2006.

The Act also contains a provision related to Foreign Earnings Repatriation (FER). The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. The Company has completed its evaluation of the application of the FER provision and determined that it will likely realize a benefit by repatriating funds in accordance with the FER provision. As such, the Company has developed a Domestic Reinvestment Plan to reinvest the repatriated funds in the U.S. in qualifying activities, pursuant to the terms of the FER provision and subsequent guidance issued by the IRS. This plan calls for the repatriation of up to $100,000 during the fiscal year ending September 30, 2006. A portion of the repatriation includes foreign earnings related to the fiscal year ended September 30, 2005 and to earlier fiscal years. The Company estimated and recorded a net benefit of $884 on unremitted earnings from the fiscal year ended September 30, 2005 and earlier fiscal years. This benefit was recorded in the provision for income taxes for the fiscal year ended September 30, 2005.

The majority of the repatriation is expected to come from projected foreign earnings for the fiscal year ending September 30, 2006. The Company has estimated and recorded an incremental benefit of $2,119 for the quarter ended December 31, 2005, based on the results for the quarter. Because the actual benefit will be based on full year’s results, the Company will continue to monitor the expected tax impact of the FER provision, and adjust each quarter, as necessary.

2. Acquisitions

The Company accounts for the below mentioned acquisitions under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values was recorded as goodwill (see Note 7). The fair value assigned to the tangible and intangible assets acquired and liabilities assumed was based upon estimates and assumptions developed by management and other information compiled by management, including a valuation, prepared by an unrelated valuation specialist that utilized established valuation techniques appropriate for the industry.

Certain acquisitions also gave rise to the consolidation and elimination of certain personnel positions. The Company provided certain balance sheet adjustments for the same in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” At the closing of the

NBTY, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

respective acquisitions, the Company anticipated headcount reductions and, as such, included an estimated accrual for workforce reductions comprised of severance and employee benefits in the purchase price allocation for each respective acquisition. A rollforward of the workforce reduction accrual in connection with the respective acquisitions is provided in the discussions below.

Fiscal 2005 Acquisitions

Solgar

On August 1, 2005, the Company acquired substantially all the assets of Solgar Vitamin and Herb, a division of Wyeth Consumer Healthcare (Wyeth NYSE: WYE). The purchase price for this business was approximately $115,000, subject to post closing adjustments. The Company is in the process of finalizing the net asset value threshold and thus far received $1,705 from the seller. The goodwill associated with this acquisition is deductible for tax purposes. The cash used for this acquisition was financed by an amendment and restatement of the Company’s existing Credit and Guarantee Agreement (“CGA”) which included a new Term Loan A for $120,000 which matures August 2010. The Company also incurred approximately $3,528 of direct transaction costs for a total purchase price of approximately $116,823. Additionally, related financing costs of approximately $1,147 were paid to secure the financing for this acquisition and recorded as deferred financing costs which will be amortized as interest expense until the maturity of Term Loan A (see Note 9).

Solgar, a prominent supplement company established in 1947, manufactures and distributes premium-branded nutritional supplements including multivitamins, minerals, botanicals and specialty formulas designed to meet the specific needs of men, women, children and seniors. Solgar’s headquarters and major manufacturing facility are located in Bergen County, New Jersey. Solgar’s products are sold at nearly 5,000 health food stores, natural product stores, natural pharmacies and specialty stores across the United States. Solgar will strengthen NBTY’s presence in the health food store market, as the Solgar brand focuses on serving the needs of the independent health food store across the United States. In addition, Solgar’s products are sold internationally in 40 countries including countries in North and South America, Asia, the Middle East, Europe, as well as South Africa, Australia and New Zealand. This acquisition contributed $24,757 in net sales and pre-tax operating income of $2,044 to NBTY’s wholesale segment for the three months ended December 31, 2005.

At the closing of the Solgar acquisition, the Company anticipated headcount reductions and, as such, included an estimated accrual for workforce reductions of approximately $1,008 comprised of severance and employee benefits in the preliminary purchase price allocation (see included herein). The rollforward of the workforce reduction accrual is as follows:

Accrual at acquisition date August 1, 2005	$1,008
Payments through September 30, 2005	(891)
Accrual at September 30, 2005	117
Payments through December 31, 2005	(74)
Accrual at December 31, 2005	$43

SISU

On June 8, 2005, the Company acquired SISU, Inc. (“SISU”), a Canadian-based manufacturer and distributor of premium quality vitamins and supplements sold to the independent health food stores. The purchase price for this business was approximately $8,224 in cash. None of the goodwill associated with this acquisition is deductible for tax purposes. This acquisition contributed $3,197 in net sales and a marginal pre-tax operating profit to NBTY’s wholesale segment for the three months ended December 31, 2005.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

Le Naturiste

On February 25, 2005, the Company acquired Le Naturiste Jean-Marc Brunet (“Le Naturiste”), a chain of 103 retail stores located throughout Quebec. Le Naturiste is an Eastern Canadian-based company in the business of developing, packaging, marketing and retailing an in-house range of privately-labeled health and natural products.  At the time of the acquisition, the Le Naturiste chain operated 99 company-owned stores and 4 franchised stores. The purchase price for this business was approximately $5,048 in cash. None of the goodwill associated with this acquisition is deductible for tax purposes. This acquisition contributed $4,603 in net sales and a pre-tax operating loss of $1,073 to NBTY’s North American retail segment for the three months ended December 31, 2005.  As of December 31, 2005 the Le Naturiste chain operated 97 company-owned stores and included 4 franchised stores.

The following provides an allocation of the purchase price in relation to the Le Naturiste, SISU and Solgar acquisitions. Certain purchase price allocations for these acquisitions are preliminary as noted in the table below:

	Le Naturiste	SISU	Solgar
Assets acquired
Cash	$284	$—	$—
Accounts receivable, net	105	1,055	15,305
Inventories	2,392	1,915	37,405
Other current assets	599	272	336
Property, plant and equipment	2,466	890	19,239
Goodwill	98	1,541	14,834
Intangibles (principally brands and relationships)	960	3,791	35,010
Other assets	—	—	30
Total assets acquired	6,904	9,464	122,159
Liabilities assumed
Accounts payable and accrued liabilities	1,230	1,021	5,336
Other liabilities	626	219	—
Total liabilities assumed	1,856	1,240	5,336
Net assets acquired	$5,048	$8,224	$116,823

The preliminary allocation of the purchase price noted above is subject to revision as follows:

Solgar

The purchase agreement stipulates an adjustment to the purchase price between buyer and seller for the excess or shortfall of the final net asset value threshold as stated in such agreement. The completion of this process could potentially result in an adjustment to the purchase price. Upon completion of this process, final allocations to the acquired assets and liabilities could result in future adjustments to goodwill and actual results may differ from those presented herein.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

SISU

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

Pro forma financial information related to Solgar, SISU and Le Naturiste are not provided as their impact was not material individually or in the aggregate to the Company’s consolidated financial statements.

Although management believes that the current allocation of the estimated purchase price is reasonable, the final allocation (resulting from the finalization of net working capital and net assets acquired) may differ significantly from the amounts reflected in the accompanying consolidated financial statements.

3. Investments

At September 30, 2005, investments consisted of auction rate securities (“ARS”) which were long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which occurs every 7 to 35 days. At September 30, 2005 the Company had investments in ARS of $39,900 which were classified as available-for-sale marketable securities with interest at rates that are reset every 7 days and had stated maturity dates ranging from 2014 to 2039. These investments were recorded at fair value; any unrealized gains/losses are included in other comprehensive income, unless a loss is determined to be other than temporary. Despite the long-term nature of their stated contractual maturities, there is a ready liquid market for these securities based on the interest reset mechanism. The Company classified such securities as current assets in the accompanying balance sheets because the Company has the ability and intent to sell these securities as necessary to meet its current liquidity requirements. On October 24, 2005, the Company liquidated and utilized all of its investment in auction rate securities of $39,900 to pay the redemption price remaining on its 8 5/8% Notes tendered. (See Note 9 for further discussion of the Company’s redemption of its 8 5/8% Notes). As of September 30, 2005, there were no unrealized holding gains or losses.

Interest income included in ‘‘Miscellaneous, net’’ in the Consolidated Statements of Income was $733 and $233 for the three months ended December 31, 2005 and 2004, respectively.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

4. Comprehensive income

Total comprehensive income for the Company includes net income, the effects of foreign currency translation, unrealized gains and losses on available-for-sale securities and changes in the fair value of the interest rate swap agreement treated as a cash flow hedging instrument, which are charged or credited to the accumulated other comprehensive income account within stockholders’ equity. Total comprehensive income for the three months ended December 31, 2005 and 2004 is as follows:

	For the three months ended December 31,
	2005	2004
Net income, as reported	$22,920	$29,893
Changes in:
Unrealized holding (losses) gains	(2)	1
Interest rate swap valuation adjustments	2	—
Sale of business assets in a foreign entity	—	566
Foreign currency translation adjustments	(5,070)	9,785
Total comprehensive income	$17,850	$40,245

Accumulated other comprehensive income as of December 31, 2005 and September 30, 2005, net of taxes, was $12,516 and $17,586, respectively. The balance, consisting primarily of net gains on foreign currency translation adjustments of $11,961 and $17,031, at December 31, 2005 and September 30, 2005, respectively, has been recorded in the shareholders’ equity section of the consolidated balance sheets.

The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in its European subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. Dollar.

During the quarter ended December 31, 2005, the Company recorded a decrease in its deferred tax liability of $3,187 relating to other comprehensive losses incurred during this period. During the quarter ended December 31, 2004, the Company recorded an increase in its deferred tax liability of $6,508 relating to other comprehensive income earned during this period.

5. Inventories

The components of inventories are as follows:

	December 31, 2005	September 30, 2005
Raw materials	$124,684	$146,134
Work-in-process	10,727	8,194
Finished goods	298,406	337,007
Total	$433,817	$491,335

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

6. Earnings per share (EPS)

Basic EPS computations are based on the weighted average number of common shares outstanding during the three month periods ended December 31, 2005 and 2004. Diluted EPS includes the dilutive effect of outstanding stock options, as if exercised. The following is a reconciliation between basic and diluted EPS:

	For the three months ended December 31,
	2005	2004
Numerator:
Numerator for basic and diluted EPS—income available to common stockholders	$22,920	$29,893
Denominator:
Denominator for basic EPS—weighted-average shares	67,193	67,070
Effect of dilutive securities:
Stock options	1,841	2,014
Denominator for diluted EPS—weighted-average shares	69,034	69,084
Net EPS:
Basic EPS	$0.34	$0.45
Diluted EPS	$0.33	$0.43

7. Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company tests goodwill annually as of September 30, the last day of its fourth fiscal quarter, of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

The changes in the carrying amount of goodwill by segment for the three month period ended December 31, 2005, are as follows:

	Wholesale / US Nutrition	European Retail	Direct Response/ Puritan’s Pride	Consolidated
Balance at September 30, 2005	$73,590	$139,960	$15,197	$228,747
Purchase price settlements and adjustments	(1,647)	—	—	(1,647)
Foreign currency translation	(21)	(3,812)	—	(3,833)
Balance at December 31, 2005	$71,922	$136,148	$15,197	$223,267

The goodwill associated with the Solgar and SISU acquisitions are subject to revision as described in Note 2. Although management believes that the current allocation of the estimated purchase price is

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

reasonable, the final allocation may differ significantly from the amounts reflected in the accompanying consolidated financial statements.

Changes in goodwill:

The decrease in the Wholesale / US Nutrition segment’s goodwill during the three months of fiscal 2006 primarily related to the Company receiving cash for a partial agreed upon reduction to the purchase price in connection with the preliminary net asset calculation with respect to the Solgar acquisition. The final net asset value has not yet been agreed upon between buyer and seller.

Other definite lived intangibles are amortized on a straight-line basis over periods not exceeding 20 years. The carrying amount of acquired other intangible assets as of December 31, 2005 and September 30, 2005 is as follows:

	December 31, 2005		September 30, 2005
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets
Brands	$94,419	$9,788	$94,565	$8,608	20
Customer lists	61,948	29,270	61,963	28,299	2 – 15
Private label relationships	33,850	1,875	34,047	1,454	20
Trademarks and licenses	15,849	4,075	15,996	3,897	2 – 20
Covenants not to compete	2,777	2,605	2,777	2,565	3 – 5
	208,843	47,613	209,348	44,823
Indefinite lived intangible asset
Trademark	1,800	—	1,800	—
Total intangible assets	$210,643	$47,613	$211,148	$44,823

Aggregate amortization expense of other definite lived intangible assets included in the Condensed Consolidated Statements of Income under the caption “Selling, general and administrative” expenses for the three months ended December 31, 2005 and 2004 was approximately $3,123 and $2,670, respectively.

Estimated amortization expense:

Assuming no changes in the Company’s other intangible assets, estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the fiscal year ending September 30,
2006	$12,485
2007	$12,076
2008	$11,933
2009	$10,716
2010	$10,637

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

8. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows:

	December 31, 2005	September 30, 2005
Accrued compensation and related taxes	$26,045	$28,153
Income taxes payable	15,862	9,110
Accrued purchases	11,548	13,683
Litigation	10,315	11,337
Other	55,049	58,204
	$118,819	$120,487

9. Long-Term Debt

Long-term debt consisted of the following:

	December 31,	September 30,
	2005	2005
Senior debt:
8 5/8% Senior subordinated notes, (“8 5/8% Notes”) net of unamortized discount of $173 at September 30, 2005(a)	$—	$75,369
7 1/8% Senior subordinated notes due 2015, (“7 1/8% Notes”) net of unamortized discount of $1,732 at December 31, 2005 and $1,763 at September 30, 2005(b)	198,268	198,237
Mortgages:
First mortgage payable in monthly principal and interest (7.375%) installments of $55, maturing May 2011	2,950	3,060
First mortgage; interest at LIBOR plus 1.5%; (approximating 5.75% at December 31, 2005); payable in monthly principal and interest installments of $134; maturing August 2015(c)	12,662	12,878
Credit and Guarantee Agreement (“CGA”)(d):
Revolving Credit Facility, maturing July 2008	—	6,000
Term loan C; interest at LIBOR plus applicable margin; (approximating 6.375% at December 31, 2005); maturing July 2009	92,811	138,163
Term loan A; interest at LIBOR plus applicable margin; (approximating 5.875% at December 31, 2005); maturing August 2010	75,419	75,419
	382,110	509,126
Less: current portion	7,816	80,922
Total	$374,294	$428,204

(a)           At September 30, 2005, the 8 5/8% Senior Subordinated Notes (the “8 5/8% Notes”) were unsecured and subordinated in right of payment for all existing and future indebtedness of the Company. On August 25, 2005, NBTY initiated a cash tender offer (the “Offer”) for any and all of the 8 5/8% Notes. On September 23, 2005, NBTY announced the expiration of the Offer with a total of $74,458 aggregate principal amount of 8 5/8% Notes tendered, representing approximately 49.6% of the

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

outstanding 8 5/8% Notes. On September 23, 2005, NBTY issued a Call for Redemption of these 8 5/8% Notes Due 2007 and accepted and paid for the $74,458 aggregate principal amount of 8 5/8% Notes tendered. The redemption price was equal to $1,000 per $1,000 principal amount of the 8 5/8% Notes validly tendered, plus accrued and unpaid interest to the redemption date. On October 24, 2005, the Company redeemed the remaining $75,542 aggregate principal amount of the 8 5/8% Notes outstanding. On such date, the Company paid $706 representing the remaining accrued interest due to the 8 5/8% Note holders and recorded a charge of $802 to interest expense in the Consolidated Statements of Income for the three months ended December 31, 2005 representing the unamortized portion of debt issuance costs of $629 and the unamortized bond discount of $173 associated with the original issuance.

(b)          In September 2005, the Company issued 10-year 7 1/8% Senior Subordinated Notes due 2015 (the “7 1/8% Notes”). The 7 1/8% Notes are guaranteed by all of the Company’s domestic subsidiaries except Solgar. These guarantees are full, unconditional and joint and several and unsecured and subordinated in right of payment for all existing and future indebtedness of the Company. The 7 1/8% Notes are subject to redemption, at the option of the Company, in whole or in part, at any time on or after October 1, 2010, and prior to maturity at certain fixed redemption prices plus accrued interest. In addition, on or prior to October 1, 2008, the Company may redeem in the aggregate up to 35% of the 7 1/8% Notes with the net cash proceeds received by the Company from certain types of equity offerings (as defined), at a redemption value equal to 107.125% of the principal amount plus accrued interest, provided that at least 65% of the aggregate principal amount of notes remain outstanding immediately after any such redemption. The notes do not have any sinking fund requirements. Interest is paid semi-annually on every April 1st and October 1st.  In September 2005 the proceeds from this offering were utilized to pay down $44,581 of indebtedness under Term Loan A and $153 of indebtedness under Term Loan C (see (d) below).

(c)           The Company entered into a variable rate mortgage with JP Morgan Chase Bank on August 31, 2005 for a loan in the amount of $12,950 which is payable in monthly principal installments of $72 plus interest at LIBOR plus 1.5%. The mortgage matures on August 31, 2015, with the final payment of the then unpaid principal balance of approximately $4,317.  On August 31, 2005, the Company entered into an interest rate swap agreement (“SWAP”) to receive variable rate interest (LIBOR), and pay fixed rate interest (4.71%) which effectively converted the $12,950 mortgage to fixed rate debt.  The Company entered into this SWAP as a cash flow hedge in order to fix its interest payments on the mortgage. The SWAP, which expires August 2015 is amortizing so that the notional amount of the SWAP will decrease in tandem with the scheduled principal payments on the mortgage. See below for further discussion of such agreement.

(d)          On August 1, 2005, in connection with the Company’s acquisition of Solgar®, the Company amended and restated its existing credit agreement by adding a new Term Loan A of $120,000 and increasing its existing Revolving Credit Facility from $100,000 to $125,000. In September 2005, Term Loan A was permanently reduced from $120,000 to $75,419 (see (b) above). During the three months ended December 31, 2005 the Company made scheduled principal payments of $352 and unscheduled early principal payments of $45,000 which reduced the Term Loan C facility from $138,163 to $92,811. Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. At December 31,

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

2005 and September 30, 2005, the borrowing rate for Term Loan C approximated 6.375% and 5.875%, respectively. At December 31, 2005 and September 30, 2005, the borrowing rate for Term Loan A approximated 5.875% and 5.25%, respectively. The Company is required to pay a commitment fee, which varies between .25% and .50% per annum, depending on the Company’s ratio of consolidated indebtedness to consolidated Adjusted EBITDA, on any unused portion of the revolving credit facility. According to the CGA, Adjusted EBITDA is defined as net income, excluding the aggregate amount of all non-cash losses reducing net income, plus interest, taxes, depreciation and amortization. Term Loan C requires the Company to make quarterly principal installments of approximately $226 thru June 30, 2008 and requires the last four quarterly principal installments to be balloon payments of approximately $22,636 beginning September 30, 2008. Term loan A requires the Company to make quarterly principal installments of approximately $2,828 beginning September 30, 2006 and requires the last four quarterly principal installments to be balloon payments of approximately $10,370 beginning September 30, 2009. The current portion of Term Loan C and Term Loan A at December 31, 2005 was $836 and $5,656, respectively. The scheduled maturities are as follows:  Revolving Credit Facility—July 24, 2008, Term Loan C—July 24, 2009, and Term Loan A—August 1, 2010. Virtually all of the Company’s assets are collateralized under the amended and restated CGA. Under the CGA, the Company is obligated to maintain various financial ratios and covenants that are typical for such facilities.

SWAP Agreement:

The interest rate swap agreement is a contract to exchange a floating rate for a fixed rate interest payment over the life of the agreement without the exchange of the underlying notional amount. The notional amount of the interest rate swap agreement is used to measure interest to be paid or received and does not represent the amount of exposure to fluctuations in the fair value of debt. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest. The Company does not use derivative financial instruments for trading purposes. The Company records the fair value change in the value of the SWAP through Other Comprehensive Income (“OCI”), net of tax. At December 31, 2005, the SWAP liability was $59.

Other:

The Company’s credit arrangements, generally the indenture governing the 7 1/8% Notes (“Indenture”) and the CGA, impose certain restrictions on the Company regarding capital expenditures and limit the Company’s ability to do any of the following: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay dividends or distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions are subject to certain limitations and exclusions. Please refer to the Company’s 2005 Form 10-K for further discussion of the Company’s dividend restrictions.

In addition, a default under certain covenants in the Indenture and the CGA, respectively, could result in the acceleration of the Company’s payment obligations under the CGA and the Indenture, as the case may be, and, under certain circumstances, in cross-defaults under other debt obligations. These defaults may have a negative effect on the Company’s liquidity.

The fair value of the Company’s long-term debt at December 31, 2005, based on current market rates, approximates the amounts disclosed above.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

10. Income Taxes

The Company’s income tax expense is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business, and the Company’s ability to utilize state tax credits that will begin to expire in 2013. Therefore, the Company’s overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended December 31, 2005 was 25.3%, compared to 34.2% in the fiscal first quarter ended December 31, 2004. The decline in the rate was mainly attributable to the impact of a provision in the American Jobs Creation Act of 2004 which relates to the Foreign Earnings Repatriation which will only impact future quarters beginning this fiscal year ending 2006. The Company has estimated and recorded an incremental benefit of $2,119 (or 6.9% benefit) for the quarter ended December 31, 2005, based on the results for the quarter. Because the actual benefit will be based on full year’s results, the Company will continue to monitor the expected tax impact of the FER provision, and adjust each quarter, as necessary.  The effective income tax rates are generally less than the U.S. federal statutory tax rate, primarily due to the enhanced structure of foreign subsidiaries which could also continue to impact future fiscal quarters as well as the impact of a provision of the American Jobs Creation Act of 2004 related to Foreign Earnings Repatriation which should only impact future quarters during fiscal year 2006.

11. Impairments, Assets Held for Sale and Gain on Sale of Business Assets

Impairment of Long-Lived Assets:

Under Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” management considers a history of cash flow losses on a store by store basis to be its primary indicator of potential impairment. Carrying values are reviewed for impairment when events or changes in circumstances indicate that the assets’ carrying values may not be recoverable from the estimated future cash flows. The estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows.

During the three months ended December 31, 2005, the Company evaluated certain stores, after having reached a certain maturity, since they were sustaining operating losses which triggered an impairment review under the provisions of SFAS 144. During the current fiscal quarter ended December 31, 2005 the Company recognized impairment charges of $2,125 on assets to be held and used. The impairment charges related primarily to leasehold improvements and furniture and fixtures for North American Retail operations and were included in the Consolidated Statements of Income under the caption “Selling, general and administrative” expenses for the three months ended December 31, 2005.

Assets Held for Sale:

In December 2004, the Company entered into a contract with a real estate broker to facilitate the sale of the corporate building acquired in the 2003 Rexall acquisition at less than its carrying value of $10,508. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded an impairment charge to reduce the carrying value of the asset by $1,258. Such amount was charged to operations and is included in selling, general and administrative expenses for the three months ended December 31, 2004.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

Gain on Sale of Business Assets:

In December 2004, the Company sold certain business assets of Food Supplement Corporation (“FSC”), a Manchester, U.K. based wholesale operation which included products sold to health food stores and pharmacies. In connection with the sale, proceeds of $5,766 were received and a $1,999 gain was realized and included in selling, general and administrative expenses for the three months ended December 31, 2004.

12. Employee Benefits Plans

The Company maintains defined contribution plans which collectively cover substantially all full-time U.S. based employees. The defined contribution plans are funded through employer contributions to the Employee Stock Ownership Plan and through employees’ contributions and employer’s matching contributions to the 401(k) plan. The accompanying financial statements reflect contributions to these plans in the approximate amount of $668 and $1,170 for the three months ended December 31, 2005 and 2004, respectively.

Certain international subsidiaries of the Company (mainly in the U.K.) have company sponsored defined contribution plans to comply with local statutes and practices. The accompanying financial statements reflect contributions to these plans by such subsidiaries in the approximate amount of $259 and $364 for the three months ended December 31, 2005 and 2004, respectively.

13. Segment Information

The Company is organized by sales segments on a worldwide basis. The Company’s management reporting system evaluates performance based on a number of factors; however, the primary measures of performance are the net sales and income or loss from operations (prior to corporate allocations) of each segment, as this is the key performance indicator reviewed by the chief operating decision maker. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, IT, and various other corporate level activity related expenses. Such unallocated expenses remain within corporate. Corporate also includes the manufacturing assets of the Company and, accordingly, items associated with these activities remain unallocated in the corporate segment. The European Retail operation does not include the impact of any intercompany transfer pricing. The accounting policies of all of the operating segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the 2005 Form 10-K.

The Company reports four segments: Wholesale / US Nutrition; North American Retail; European Retail; and Direct Response/Puritan’s Pride. All of the Company’s products fall into one of these four segments. The Wholesale / US Nutrition segment is comprised of several divisions, each targeting specific market groups which include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers. The North American Retail segment generates revenue through its 524 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its recently acquired Canadian operation of 97 Company-operated Le Naturiste stores and 4 franchised Le Naturiste stores. The European Retail segment generates revenue through its 588 Company-operated stores and 22 franchise stores. Such revenue consists of sales of proprietary brand and third-party products

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

as well as franchise fees. The Direct Response/Puritan’s Pride segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phoning customer service representatives in New York, Illinois or the United Kingdom.

The following table represents key financial information of the Company’s business segments:

	For the three months
	ended December 31,
	2005	2004
Wholesale / US Nutrition:
Net sales	$224,239	$179,618
Income from operations	$23,981	$23,722
Depreciation and amortization	$2,554	$2,493
Capital expenditures	$965	$221
Retail:
North America
Net sales	$58,442	$53,384
Loss from operations	$(3,392)	$(3,134)
Depreciation and amortization	$1,473	$1,772
Capital expenditures	$896	$1,306
Locations open at end of period	625	560
Europe
Net sales	$139,566	$141,907
Income from operations	$35,788	$40,268
Depreciation and amortization	$2,658	$3,334
Capital expenditures	$897	$2,827
Locations open at end of period	610	603
Direct Response/Puritan’s Pride:
Net sales	$33,023	$45,360
Income from operations	$6,628	$13,877
Depreciation and amortization	$1,255	$1,289
Capital expenditures	$272	$117
Corporate / Manufacturing:
Corporate expenses	$(24,499)	$(25,603)
Depreciation and amortization—manufacturing	$4,331	$4,011
Depreciation and amortization—other	$1,873	$1,716
Capital expenditures—manufacturing	$5,961	$5,539
Capital expenditures—other	$497	$1,336
Consolidated totals:
Net sales	$455,270	$420,269
Income from operations	$38,506	$49,130
Depreciation and amortization	$14,144	$14,615
Capital expenditures	$9,488	$11,346

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

	For the three months
	ended December 31,
	2005	2004
Net sales by location of customer
United States	$275,566	$261,304
United Kingdom	133,539	128,657
Holland	11,964	12,560
Ireland	3,882	3,751
Canada	8,523	288
Other foreign countries	21,796	13,709
Consolidated totals	$455,270	$420,269

The Company’s assets by segment are as follows:

	December 31, 2005	September 30, 2005
Wholesale / US Nutrition	$519,208	$549,631
North American Retail / Vitamin World	52,674	55,304
European Retail / Holland & Barrett / GNC (UK)	345,773	335,640
Direct Response / Puritan's Pride	70,147	69,269
Corporate / Manufacturing	379,926	472,458
Consolidated totals	$1,367,728	$1,482,302

Approximately 35% and 34% of the Company’s net sales during the three months ended December 31, 2005 and 2004, respectively, were primarily denominated in currencies other than U.S. dollars, principally British Pounds, Euros and Canadian dollars. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company.

Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	December 31, 2005	September 30, 2005
Total Assets	29%	26%
Total Liabilities	12%	10%

14. Related Party Transactions

An entity owned by a relative of a director and the Chief Executive Officer received sales commissions from the Company of $163 and $202 for the three months ended December 31, 2005 and 2004, respectively.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

15. Litigation

Prohormone products

New York Action

On July 25, 2002, a putative class-action lawsuit was filed against Vitamin World, Inc., alleging that Vitamin World engaged in deceptive trade practices and false advertising with respect to the sale of certain prohormone supplements and that plaintiffs were therefore entitled to equitable and monetary relief pursuant to the New York General Business Law. Similar complaints were filed against other companies in the vitamin and nutritional supplement industry. The Court has not yet certified a class. Vitamin World has filed a pending motion for summary judgment seeking the dismissal of all claims and an opposition to plaintiff’s motion for class certification. The Company has defended vigorously this action. Until the Court rules on these pending motions, no determination can be made at this time as to its likely final outcome, nor can its materiality be accurately ascertained.

California Action

On July 25, 2002, a putative consumer class-action lawsuit was filed in California state court against Met-Rx USA, Inc., a subsidiary of Rexall Sundown (“Met-Rx”), claiming that the advertising and marketing of certain prohormone supplements were false and misleading, or alternatively, that the prohormone products contained ingredients that were controlled substances under California law. Plaintiffs seek equitable and monetary relief. On June 18, 2004, this case was consolidated with several other class-action cases brought against other companies relating to the sale of products containing androstenediol, one of the prohormones contained in the Met-Rx products. The consolidated proceedings have been assigned to a coordination judge for further pretrial proceedings. No trial date has been set. The Court has not yet certified a class and the matter is currently in discovery. The Company has defended vigorously against the claims asserted. Because this action is still in the early stages, no determination can be made at this time as to its final outcome, nor can its materiality be accurately ascertained.

New Jersey Action

In March 2004, a putative class-action lawsuit was filed in New Jersey against Met-Rx, claiming that the advertising and marketing of certain prohormone supplements were false and misleading and that plaintiff and the putative class of New Jersey purchasers of these products were entitled to damages and injunctive relief. Because these allegations are virtually identical to allegations made in a putative nationwide class-action previously filed in California, the Company moved to dismiss or stay the New Jersey action pending the outcome of the California action. The motion was granted, and the New Jersey action is stayed at this time.

Florida Action

In July 2002, a putative class-action lawsuit was filed in Florida against MET-Rx, claiming that the advertising and marketing of certain prohormone supplements were false and misleading, that the products were ineffective, and alternatively, that the products were anabolic steroids whose sale violated Florida law. Plaintiff seeks equitable and monetary relief. This case has been largely inactive since its filing.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

No determination can be made at this time as to its final outcome, nor can its materiality be accurately ascertained.

Nutrition Bars

Rexall and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. The Company has defended vigorously this action. The Court vacated the January 6, 2006 status conference and set a further conference for July 7, 2006. Until that time, the case is stayed for all purposes. Based upon the information available at this time, the Company believes that its accrual is adequate for the exposure in the nutrition bar litigation. However, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

Shareholder Litigation

During the period from June 24, 2004 through September 3, 2004, six separate shareholder class-actions were filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of New York, on behalf of shareholders who purchased shares of the Company’s common stock between February 9, 2004 and July 22, 2004 (the potential "Class Period"). The actions allege that the Company failed to disclose material facts during the Class Period that resulted in a decline in the price of its stock after June 16, 2004 and July 22, 2004, respectively. The Court consolidated the six class-actions in March 2005 and appointed lead plaintiffs and counsel. The lead plaintiffs filed a consolidated amended complaint alleging an amended class period from November 10, 2003 to July 22, 2004. Along with the officers and directors, the Company has filed a motion to dismiss the action.

In addition to the shareholder class-actions, two shareholder derivative actions were filed in the Eastern District of New York, on July 9, 2004 and August 26, 2004, respectively, against certain of the Company’s officers and directors, and the Company is named as a nominal defendant. The two derivative actions, which have been consolidated, are predicated upon the allegations set forth in the shareholder class-actions and allege improper sales of the Company’s shares by certain officers and directors. On December 27, 2004, the District Court granted the Company’s motion to dismiss this complaint. The plaintiffs have filed an appeal. The Second Circuit Court of Appeal affirmed the dismissal on December 20, 2005.

An additional shareholder derivative action was filed on October 7, 2004 in the Supreme Court of the State of New York, Suffolk County, alleging breaches of fiduciary duties by the Company’s individual directors and officers, and the Company is named as a nominal defendant. The derivative claims are predicated upon the same allegations as in the Eastern District consolidated derivative action and upon claims arising from the Company’s acquisition of Rexall Sundown, Inc. in July 2003. The New York derivative action is currently stayed by agreement of the parties. The Company, its named officers and its directors intend to file a motion to dismiss or further stay the New York derivative action at the appropriate procedural time.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

Also, a purported shareholder of the Company delivered a demand that the Company’s board of directors commence a civil action against certain of the Company’s officers and directors based on certain of the allegations described above. The Company’s board of directors, based on the investigation and recommendation of a special committee of the Board, determined not to commence any such lawsuit. On or about April 28, 2005, a second state court derivative action was filed in the Supreme Court of the State of New York, Suffolk County, by this purported shareholder alleging wrongful rejection of his demand and breaches of fiduciary duties by some of the Company’s individual directors and officers, and the Company is named as a nominal defendant. This derivative complaint is predicated upon the same allegations as the dismissed Eastern District consolidated derivative action. This derivative action is currently stayed by agreement of the parties. Along with the named officers and directors, the Company intends to file a motion to dismiss or further stay this derivative action at the appropriate procedural time.

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

ITEM 2.

NBTY, INC. and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

(In thousands, except per share amounts and number of locations)

READERS ARE CAUTIONED THAT CERTAIN STATEMENTS CONTAINED HEREIN ARE FORWARD-LOOKING STATEMENTS AND SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S DISCLOSURES UNDER THE HEADING “FORWARD LOOKING STATEMENTS” INCLUDED ELSEWHERE HEREIN. THE FOLLOWING DISCUSSION SHOULD ALSO BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN AND THE 2005 FORM 10-K.

NBTY is a leading vertically integrated manufacturer, marketer, distributor and retailer of a broad line of high-quality, value-priced nutritional supplements in the United States and throughout the world. The Company markets approximately 2,000 products under several brands, including Nature’s Bounty®, Vitamin World®, Puritan’s Pride® , Holland & Barrett®, Rexall®, Sundown®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®, GNC (UK)®, DeTuinen®, Le Naturiste™, SISU® and Solgar®.

NBTY markets its products through four distribution channels: (i) Wholesale / US Nutrition: wholesale distribution to drug store chains, supermarkets, discounters, independent pharmacies, and health food stores, (ii) North American Retail: Vitamin World and Nutrition Warehouse retail stores in the U.S. and Le Naturiste retail stores in Canada, (iii) European Retail: Holland & Barrett, Nature’s Way, GNC (UK), and DeTuinen retail stores in the U.K., Ireland, and the Netherlands, and (iv) Direct Response: Puritan’s Pride sales via catalogs and Internet. During the fiscal first quarter of 2006, Vitamin World opened 5 new stores, closed 23 stores and at the end of the quarter operated 524 stores. At December 31, 2005, the Le Naturiste chain operated 97 company-owned stores and had 4 franchised stores. During the fiscal first quarter of 2006, the Company’s European Retail division opened 2 new stores, closed 4 stores and at the end of the quarter operated 610 stores in the U.K., Ireland and the Netherlands.

In fiscal 2005, the Company completed three acquisitions: (i) on February 25, 2005, Le Naturiste Jean-Marc Brunet, a chain of 103 retail stores throughout Quebec, Canada in the business of developing, packaging, marketing and retailing a range of in-house private-label health and natural products; (ii) on June 8, 2005, SISU, Inc., a Canadian-based manufacturer and distributor of a premium line of vitamins and supplements; and (iii) on August 1, 2005, Solgar Vitamin and Herb, a division of Wyeth Consumer Healthcare and a manufacturer and distributor of premium-branded nutritional supplements, including multivitamins, minerals, botanicals and specialty formulas. For more information regarding the Company’s acquisitions, see the Notes to the Company’s Consolidated Financial Statements contained in this Report. The Company continues to evaluate acquisition opportunities across the industry and around the world.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2005. A discussion of the Company’s critical accounting policies and estimates, are included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in its Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Management has discussed the

NBTY, INC. and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL

CONDITION and RESULTS of OPERATIONS (Continued)

(In thousands, except per share amounts and number of locations)

development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed its disclosures relating to them. Management believes there have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the audited financial statements for the fiscal year ended September 30, 2005 as filed with the Securities and Exchange Commission.

General:

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin 104. The Company recognizes product sales revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Since the terms for most sales within the wholesale and direct response segments are F.O.B. destination, generally title and risk of loss transfer to the customer at the time the product is received by the customer. With respect to its own retail store operations, the Company recognizes revenue upon the sale of its products to retail customers. The Company’s net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional program incentive allowances. Accruals provided for these items are presented in the consolidated financial statements as reductions to sales. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. Gross margins are affected by, among other things, changes in the relative sales mix among the Company’s four distribution channels, the level of promotional programs offered, as well as gross margins of acquired entities. Historically, gross margins from the Company’s direct response/e-commerce and retail sales have typically been higher than gross margins from wholesale sales.

Operating results in all periods presented reflect the impact of acquisitions. The timing of those acquisitions and the changing mix of businesses as acquired companies are integrated into the Company may affect the comparability of results from one period to another.

NBTY, INC. and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL

CONDITION and RESULTS of OPERATIONS (Continued)

(In thousands, except per share amounts and number of locations)

Results of Operations:

The following table sets forth for the periods indicated, the Condensed Consolidated Statements of Income of the Company expressed as a percentage of total net sales. Percentages may not add due to rounding.

	For the three months ended December 31,
	2005	2004
Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales	54.0%	50.4%
Advertising, promotion and catalog	5.5%	4.9%
Selling, general and administrative	32.0%	32.9%
	91.5%	88.2%
Income from operations	8.5%	11.8%
Other income (expense):
Interest	-2.0%	-1.4%
Miscellaneous, net	0.3%	0.5%
	-1.7%	-0.9%
Income before provision for income taxes	6.7%	10.9%
Provision for income taxes	1.7%	3.7%
Net income	5.0%	7.2%

For the three month period ended December 31, 2005 compared to the three month period ended December 31, 2004:

Net sales.   Net sales by segment during the current fiscal quarter ended December 31, 2005 as compared with the prior comparable period is comprised as follows:

	Three months ended December 31,		Dollar Change	Percentage Change
	2005	2004	2005 vs. 2004	2005 vs. 2004
Wholesale / US Nutrition	$224,239	$179,618	$44,621	24.8%
North American Retail / Vitamin World	58,442	53,384	5,058	9.5%
European Retail / Holland & Barrett / GNC (UK)	139,566	141,907	(2,341)	-1.7%
Direct Response / Puritan's Pride	33,023	45,360	(12,337)	-27.2%
Total	$455,270	$420,269	$35,001	8.3%

Net sales for the Wholesale / US Nutrition, which markets certain brands including Nature’s Bounty, Sundown and Solgar brands, increased primarily due to the fiscal 2005 acquisitions of the Solgar and SISU brands on August 1, 2005 and June 8, 2005, respectively. Net sales for the Solgar and SISU brands for the three months ended December 31, 2005 were $24,757 and $3,197, respectively. The remaining US Nutrition brands increased their market share through prior aggressive advertising. The Company continues to adjust shelf space allocation between the US Nutrition brands to provide the best overall

NBTY, INC. and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL

CONDITION and RESULTS of OPERATIONS (Continued)

(In thousands, except per share amounts and number of locations)

product mix and to respond to changing market conditions. These efforts have helped to increase US Nutrition’s position in the mass market. Product returns resulted in a reduction to net sales of $11,445 for the three months ended December 31, 2005 as compared to $11,722 for the prior comparable period. Approximately 50% of returns are attributable to a reallocation of shelf space to provide the best overall product mix between Nature’s Bounty and Sundown brands and the continued decline in the low carb bar market. The balance of the returns are in the ordinary course of business and are attributable to changes in market conditions. The Company is taking aggressive actions to ensure that returns decrease. US Nutrition continues to leverage valuable consumer sales information obtained from the Company’s Vitamin World retail stores and Puritan’s Pride direct-response/e-commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales. For the three months ended December 31, 2005 and December 31, 2004, two customers of the Wholesale / US Nutrition division represented, individually, more than 10% of the Wholesale / US Nutrition segment’s net sales. One of these customers is primarily a supplier to the other customer; therefore, changes in the Company’s business relationship with either customer would likely result in the loss of most of the net sales to both customers. While no one customer represented individually more than 10% of the Company’s consolidated net sales, the loss of either one of these customers would have a material adverse effect on the Wholesale / US Nutrition segment if the Company is unable to replace such customer(s).

North American Retail net sales increased primarily due to the fiscal 2005 acquisition of Le Naturiste ($4,603) on February 25, 2005. Additionally, same store sales for stores open more than one year increased 2.6% (or $1,291). The number of customers in the Savings Passport Program, a customer loyalty program, increased approximately 0.7 million to 6.0 million customers, as compared to 5.3 million customers at the end of the prior comparable period. The Savings Passport Card increases customer traffic and provides incentives to purchase at Vitamin World. It is an additional tool for the Company to track customer preferences and purchasing trends. During fiscal 2006, Vitamin World anticipates closing an additional 50 stores as these stores come up for lease renewal. The Company does not anticipate any significant charges with respect to these store closures. During the three months ended December 31, 2005, Vitamin World opened 5 new stores, closed 23 stores and at the end of the period operated 524 stores. The Company operated 560 Vitamin World stores in the U.S. as of December 31, 2004. At December 31, 2005, the Le Naturiste chain operated 97 company-owned stores and had 4 franchised stores.

European Retail net sales decreases were directly attributable to foreign exchange. The European Retail same store sales for stores open more than one year decreased 0.2% (or $278) as compared to the prior comparable quarter. These European Retail net sales results include the negative effect of the exchange rate for the British Pound ($8,528 or 6.2%). In local currency, the increase in same store sales (for stores open more than one year) was 6.4%. The European Retail division continues to leverage its premier status, high street locations and brand awareness to achieve these results. During the current fiscal quarter, the Company’s European Retail division opened 2 new stores and closed 4 stores and at the end of quarter 610 stores in the U.K., Ireland and the Netherlands were in operation. The Company projects that, during this fiscal year, it will open as many as 20 additional new retail stores in the U.K. and Ireland. At December 31, 2004, 603 stores in the U.K., Ireland and the Netherlands were in operation.

Direct Response / Puritan’s Pride net sales decreased due to the timing of promotional catalogs. The Company had a highly promotional catalog in the comparable fiscal quarter in 2005. Internet orders remained flat as compared to the prior like period. On-line net sales comprised 32% of this segment’s net

NBTY, INC. and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL

CONDITION and RESULTS of OPERATIONS (Continued)

(In thousands, except per share amounts and number of locations)

sales and slightly decreased in the three months ended December 31, 2005 as compared to the prior comparable period. The Company remains the leader in the direct response and e-commerce sector and continues to increase the number of products available via its catalog and websites.

Cost of sales.   Cost of sales for the current fiscal quarter ended December 31, 2005 as compared to the prior comparable period is as follows:

	Three months		Three months
	ended December 31,		ended December 31,
	2005	% of net sales	2004	% of net sales
Net sales	$455,270	100.0%	$420,269	100.0%
Cost of sales	245,949	54.0%	211,954	50.4%
Gross profit	$209,321	46.0%	$208,315	49.6%

Gross profit as a percentage of net sales by segment for the current fiscal quarter ended December 31, 2005 as compared to the prior comparable period is as follows:

	Gross profit by segment
	Three months		Percentage
	ended December 31,		Change
	2005	2004	2005 vs. 2004
Wholesale / US Nutrition	32.2%	34.4%	-2.2%
North American Retail / Vitamin World	57.2%	54.7%	2.5%
European Retail / Holland & Barrett / GNC (UK)	60.5%	63.7%	-3.2%
Direct Response / Puritan's Pride	58.0%	59.4%	-1.4%
Total	46.0%	49.6%	-3.6%

The Wholesale / US Nutrition segment’s gross profit as a percentage of net sales for the current fiscal quarter decreased from the prior comparable period. During the three months ended December 31, 2005, there were $11,445 in product returns as compared to $11,722 in product returns for the prior comparable period. A portion of product returns (including an increase in unsaleable product) were associated with the contraction in the low carb related product market, with the remaining due to reallocation of shelf space for the US Nutrition brands, as well as other normal business operations. Certain non-performing Rexall brands were replaced with faster selling Nature’s Bounty brand products. The gross profit was also affected by changes in product mix and an increase in sales incentives and promotion costs which are classified as reductions in gross sales. The North American Retail gross profit increased primarily due to a change in the Company’s pricing strategy. The European Retail gross profit decreased due to different promotional programs in effect this period as compared to the prior comparable period. Direct Response/ Puritan’s Pride gross profit was affected by price promotions.

NBTY, INC. and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL

CONDITION and RESULTS of OPERATIONS (Continued)

(In thousands, except per share amounts and number of locations)

Advertising, promotion and catalog.   Total advertising, promotion and catalog expenses for the three months ended December 31, 2005 and 2004 were as follows:

	Three months ended December 31,		Dollar Change	Percentage Change
	2005	2004	2005 vs. 2004	2005 vs. 2004
Advertising, promotions, catalogs	$22,555	$18,206	$4,349	24%
Catalog printing and mailing	2,605	2,577	28	1%
Total	$25,160	$20,783	$4,377	21%
Percentage of net sales	5.5%	4.9%

The increased advertising between the three months ended December 31, 2005 and the prior like period reflects, in large part, the Company’s decision to aggressively promote some of the Company’s leading brands in an effort to capture larger market share. NBTY creates its own advertising materials through its in-house staff of associates. In the U.K. and Ireland, both Holland & Barrett and Nature’s Way have run advertisements on television and in national newspapers, and conducted sales promotions. GNC (UK) and De Tuinen also advertise in newspapers and conduct sales promotions. In addition, Holland & Barrett and De Tuinen each publish their own magazines with articles and promotional materials. SISU advertises in trade journals and magazines and conducts sales promotions.

Total advertising, promotion and catalog expenses by segment during the current fiscal quarter ended December 31, 2005 as compared with the prior comparable period is comprised as follows:

	Three months ended		Dollar	Percentage
	December 31,		Change	Change
	2005	2004	2005 vs. 2004	2005 vs. 2004
Wholesale / US Nutrition	$17,485	$14,007	$3,478	25%
North American Retail / Vitamin World	1,910	1,496	414	28%
European Retail / Holland & Barrett / GNC (UK)	2,345	2,100	245	12%
Direct Response / Puritan's Pride	3,360	3,132	228	7%
Corporate	60	48	12	25%
Total	$25,160	$20,783	$4,377	21%
Percentage of net sales	5.5%	4.9%

The Wholesale / US Nutrition segment’s advertising expenses increased primarily due to advertising expenses incurred related to the following brands: OSTEO Bi-Flex®, MET-Rx® and Sundown®.

NBTY, INC. and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL

CONDITION and RESULTS of OPERATIONS (Continued)

(In thousands, except per share amounts and number of locations)

Selling, general and administrative expenses.   Selling, general and administrative expenses by segment during the current fiscal quarter ended December 31, 2005 as compared with the prior comparable period is as follows:

	Three months ended December 31,		Dollar Change	Percentage Change
	2005	2004	2005 vs. 2004	2005 vs. 2004
Wholesale / US Nutrition	$30,778	$24,098	$6,680	28%
North American Retail / Vitamin World	34,905	30,814	4,091	13%
European Retail / Holland & Barrett / GNC (UK)	46,366	47,987	(1,621)	-3%
Direct Response / Puritan’s Pride	9,166	9,949	(783)	-8%
Corporate	24,440	25,554	(1,114)	-4%
Total	$145,655	$138,402	$7,253	5%
Percentage of net sales	32.0%	32.9%

The European Retail’s selling, general and administrative expense decrease of $1,621 includes $3,161 attributable to foreign exchange.

Selling, general and administrative expense increases for the current fiscal quarter ended December 31, 2005 as compared with the prior comparable period is as follows:

	Three months ended		Dollar	Percentage
	December 31,		Change	Change
	2005	2004	2005 vs. 2004	2005 vs. 2004
Payroll	$62,096	$58,483	$3,613	6%
Rent	28,755	27,894	861	3%
Real estate taxes	5,284	4,918	366	7%
Insurance	6,311	6,722	(411)	-6%
Freight	9,618	11,117	(1,499)	-13%
Impairments of long-lived assets	2,125	—	2,125	100%
Impairment charge on building held for sale	—	1,258	(1,258)	-100%
Gain on sale of business assets	—	(1,999)	1,999	100%
Other	31,466	30,009	1,457	5%
Total	$145,655	$138,402	$7,253	5%

The net increase in selling, general and administrative expense is attributable to the following:  Payroll costs increased mainly due to recent business acquisitions and general salary increases, net impairment charges for the write-down of long lived assets held and used in its North American Retail locations (Vitamin World operations), and gain on sale of business assets, slightly offset by lower  freight rates from  carriers.

Interest expense.   The major components of interest expense are interest on Senior Subordinated Notes, and interest on the Credit and Guarantee Agreement (“CGA”) used for acquisitions, capital expenditures and other working capital needs. At December 31, 2005, the CGA consisted of a $125,000 Revolving Credit Facility, which had no borrowings outstanding, a Term Loan C, which had borrowings outstanding of $92,811 and a Term Loan A, which had borrowings outstanding of $75,419. A stand-by

NBTY, INC. and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL

CONDITION and RESULTS of OPERATIONS (Continued)

(In thousands, except per share amounts and number of locations)

letter of credit of $100 was outstanding under the revolving credit facility at December 31, 2005. Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR, plus applicable margin.

At December 31, 2005 the annual borrowing rate for Term Loan C approximated 6.375% and the annual borrowing rate for Term Loan A approximated 5.875%. Interest expense during the current fiscal quarter ended December 31, 2005 as compared with the prior comparable period is as follows:

	Three months ended		Dollar
	December 31,		Change
	2005	2004	2005 vs. 2004
Interest expense	$8,992	$5,692	$3,300
Percentage of net sales	2.0%	1.4%

Interest expense increased due to a number of factors. Included in the interest expense for the three months ended December 31, 2005 is a charge of $802 in connection with the early extinguishment of the 2007 Notes, which is comprised of a write-off of approximately $629 representing the unamortized portion of debt issuance costs and $173 representing the unamortized bond discount associated with the original issuance. Also included in the interest expense for the three months ended December 31, 2005 is interest on Term Loan A of $1,092. Term Loan A (original principal amount of $120,000) was issued on August 1, 2005, in connection with the Company’s acquisition of Solgar®. In addition, interest expense for the Term Loan C increased due to an increase in the annual borrowing rate (6.375% at December 31, 2005 as compared to 4.375% at December 31, 2004) as well as write-offs of deferred finance costs ($540) associated with Term Loan C due to unscheduled principal payments of $45,000 (reduction to principal) during the current fiscal quarter.

NBTY, INC. and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)

(In thousands, except per share amounts and number of locations)

Miscellaneous, net.   Miscellaneous, net during the current fiscal quarter ended December 31, 2005 as compared to the prior comparable period is as follows:

	Three months ended		Dollar
	December 31,		Change
	2005	2004	2005 vs. 2004
Miscellaneous, net	$1,149	$1,991	$(842)
Percentage of net sales	0.3%	0.5%

Miscellaneous, net decreased for the current quarter ended December 31, 2005 as compared to the prior comparable period primarily attributable to the following:

	Three months ended		Dollar
	December 31,		Change
	2005	2004	2005 vs. 2004
Foreign exchange transaction (loss)/gain	$(276)	$915	$(1,191)
Rental income	199	471	(272)
Investment income	733	233	500
Other	493	372	121
Total	$1,149	$1,991	$(842)

Income taxes.   Income tax expense for the current fiscal quarter ended December 31, 2005 as compared to the prior comparable period, and the respective effective income tax rates, is as follows:

	Three months ended		Dollar
	December 31,		Change
	2005	2004	2005 vs. 2004
Provision for income taxes	$7,743	$15,536	$(7,793)
Percentage of net sales	1.7%	3.7%
Effective income tax rate	25.3%	34.2%

The Company’s income tax expense is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business, and the Company’s ability to utilize state tax credits that will begin to expire in 2013. Therefore, the Company’s overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended December 31, 2005 was 25.3%, compared to 34.2% in the fiscal first quarter ended December 31, 2004. The decline in the rate was mainly attributable to the impact of a provision in the American Jobs Creation Act of 2004 which relates to the Foreign Earnings Repatriation which will only impact future quarters beginning this fiscal year ending 2006. The Company has estimated and recorded an incremental benefit of $2,119 (or 6.9% benefit) for the quarter ended December 31, 2005, based on the results for the quarter. Because the actual benefit will be based on full year’s results, the Company will continue to monitor the expected tax impact of the FER provision, and adjust each quarter, as necessary. The effective income tax rates are generally less than the U.S. federal statutory tax rate, primarily due to the enhanced structure of foreign subsidiaries which could also continue to impact future fiscal quarters as

NBTY, INC. and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)

(In thousands, except per share amounts and number of locations)

well as the impact of a provision of the American Jobs Creation Act of 2004 related to Foreign Earnings Repatriation which should only impact future quarters during fiscal year 2006.

In October 2004, the American Jobs Creation Act of 2004 (Act) became effective in the U.S. Two provisions of the Act could impact the Company’s effective tax rate. The Act contains a new provision that permits a Qualified Production Activities Deduction (QPA) related to the Company’s qualified manufacturing activity. The QPA deduction is potentially available to the Company beginning with the current tax year. However, the interaction of the law’s provisions as well as the particulars of the Company’s tax position, indicate that the impact of the QPA deduction will not be significant for the fiscal year ending September 30, 2006.

The Act also contains a provision related to Foreign Earnings Repatriation (FER). The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. The Company has completed its evaluation of the application of the FER provision and determined that it will likely realize a benefit by repatriating funds in accordance with the FER provision. As such, the Company has developed a Domestic Reinvestment Plan to reinvest the repatriated funds in the U.S. in qualifying activities, pursuant to the terms of the FER provision and subsequent guidance issued by the IRS. This plan calls for the repatriation of up to $100,000 during the fiscal year ending September 30, 2006. A portion of the repatriation includes foreign earnings related to the fiscal year ended September 30, 2005 and to earlier fiscal years.

Net income.   After income taxes, the Company had net income in the fiscal first quarter ended December 31, 2005 as compared to the prior comparable period (and the respective basic and diluted earnings per share) as follows:

	Three months ended		Dollar
	December 31,		Change
	2005	2004	2005 vs. 2004
Net income	$22,920	$29,893	$(6,973)
Percentage of net sales	5.0%	7.1%
Net income per share:
Basic	$0.34	$0.45
Diluted	$0.33	$0.43

Seasonality:

Although the Company believes that its business is not seasonal in nature, historically, the Company has experienced, and expects to continue to experience, a substantial variation in its net sales and operating results from quarter to quarter. The Company believes that the factors which influence this variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements, the timing of the Company’s introduction of new products, promotional program incentives offered to customers, the timing of catalog promotions, the level of consumer acceptance of each new product, the seasonality of the markets in which the Company participates, and actions of competitors. Accordingly, a comparison of the Company’s results of operations from consecutive periods is not necessarily meaningful, and the Company’s results of operations for any period are not necessarily indicative of future performance.

NBTY, INC. and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)

(In thousands, except per share amounts and number of locations)

Additionally, the Company may experience higher net sales in a quarter depending upon when it has engaged in significant promotional activities.

Off-Balance Sheet Arrangements:

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, except for the financing commitments disclosed elsewhere in this filing.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity and capital resources are cash generated from operations and a $125,000 Revolving Credit Facility maintained by the Company under its Credit & Guarantee Agreement (“CGA”). A stand-by letter of credit of $100 was outstanding under the revolving credit facility at December 31, 2005. The Company’s principal uses of cash have been to finance working capital, facility expansions, acquisitions, capital expenditures and debt service requirements. The Company anticipates these uses will continue to be its principal uses of cash in the future.

The following table sets forth, for the years indicated, the Company’s net cash flows provided by (used in) operating, investing and financing activities, its period-end cash and cash equivalents and other operating measures:

	For the three months ended December 31,
	2005	2004
Cash flow provided by operating activities	$99,612	$36,903
Cash flow provided by (used in) investing activities	$31,811	$(5,530)
Cash flow used in financing activities	$(127,187)	$(1,711)
Cash and cash equivalents at end of period	$69,858	$53,800
AR days sales outstanding	54	66
Inventory turnover	2.2	2.4

NBTY, INC. and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)

(In thousands, except per share amounts and number of locations)

As of December 31, 2005, working capital was $456,001, compared with $475,728 as of September 30, 2005, a decrease of $19,727. The decrease in working capital was primarily due to decreases in current assets including cash and cash equivalents, investments, inventories, and prepaid and other current assets offset partially by an increase in accounts receivable, and a decrease in the current portion of long-term debt.

The decline in investments is attributable to the Company liquidating and utilizing all of its investment in auction rate securities of $39,900 to fund the remaining amounts due under the bond redemption. On October 24, 2005, the Company redeemed the remaining $75,542 aggregate principal amount of the 8 5/8% Notes outstanding. The significant decline in inventory of $57,518 reflects the Company’s ongoing efforts to lower inventories while assuring its customers of uninterrupted supply of product. The annualized inventory turnover rate was approximately 2.2 times during the three month period ended December 31, 2005, compared with 2.4 times during the prior comparable period. This decline is primarily due to the increased inventory levels in the turnover period. Prepaid and other current assets decreased primarily due to the normal amortization of prepaid insurance costs (annual policy begins in July). Accounts receivable increased due to increased sales in the turnover period. The annualized number of average days’ sales outstanding (on wholesale net sales) at December 31, 2005, was 54 days, compared with 66 days at December 31, 2004. This decrease in days sales outstanding related to the improved collection efforts and integration of acquisitions. The decline in the current portion of long-term debt reflects the payment on October 24, 2005 whereby the Company redeemed the remaining $75,542 aggregate principal amount of the 8 5/8% Notes outstanding.

The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. Cash and cash equivalents totaled $69,858 and $67,282 at December 31, 2005 and September 30, 2005, respectively. At December 31, 2005, approximately $69,636 of the Company’s cash and cash equivalents were held by its foreign subsidiaries. These funds are subject to U.S. income taxation on repatriation to the U.S. The Company currently primarily repatriates all earnings from its foreign subsidiaries where permitted under local law. The Company generated cash from operating activities of $99,612 and $36,903 during the three month periods ended December 31, 2005 and 2004, respectively. The overall increase in cash provided by operating activities during the three month period ended December 31, 2005 as compared to the prior comparable period was mainly attributable to changes in operating assets and liabilities discussed above, as well as non-cash charges, offset by decreased net income.

Cash provided by (used in) investing activities was $31,811 and ($5,530) during the three month periods ended December 31, 2005 and 2004, respectively. During the three month period ended December 31, 2005, cash flows provided by investing activities consisted primarily of proceeds from the sale of auction rate securities ($39,900), cash received from the seller in connection with the Solgar acquisition preliminary net asset calculation ($1,705) and proceeds from the sale of property, plant and equipment ($71), offset by the purchase of property, plant and equipment ($9,488 of which $4,408 was attributable to the expansion of the soft-gel facility), the purchase of intangible assets ($228) and additional costs paid in connection with the Solgar acquisition ($119). During fiscal 2004, the Company began a $21,000 expansion of its soft-gel facility in Bayport, New York, the completion of which is anticipated during the 2006 fiscal year. As a result of this expansion, the Bayport facility will be able to produce approximately 9 billion tablets, capsules and soft-gels per year. During the three month period ended December 31, 2004 cash flows used in investing activities consisted primarily of the purchase of property, plant and equipment

NBTY, INC. and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)

(In thousands, except per share amounts and number of locations)

($11,346), offset by proceeds from the sale of certain business assets of FSC, a Manchester, U.K. based wholesale operation which sold products to health food stores and pharmacies ($5,766) and proceeds from sale of property, plant and equipment ($50).

Net cash used in financing activities was $127,187 and $1,711 during the three months ended December 31, 2005 and 2004, respectively. For the three month period ended December 31, 2005 cash flows used in financing activities related to principal payments under long-term debt agreements of $121,220 (payments primarily related to the final redemption for its 8 5/8% notes of $75,542 and principal payments of $45,352 against Term Loan C) and principal payments under the Revolving Credit Facility of $6,000, offset by the proceeds ($18) and tax benefit ($15) from the exercise of stock options. Cash used in financing activities during the three month period ended December 31, 2004 related to principal payments under long-term debt agreements ($1,711).

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

Debt Agreements:

At December 31, 2005, the Company maintained Senior Secured Credit Facilities under its Credit and Guarantee Agreement (“CGA”) consisting of a $125,000 Revolving Credit Facility, which had no borrowings outstanding, a Term Loan C, which had borrowings outstanding of $92,811 and a Term Loan A, which had borrowings outstanding of $75,419. A stand-by letter of credit of $100 was outstanding under the revolving credit facility at December 31, 2005. The Revolving Credit Facility, Term Loan C and Term Loan A are scheduled to mature on July 24, 2008, July 24, 2009 and August 1, 2010, respectively.

Term Loan C requires the Company to make quarterly principal installments of approximately $226 thru June 30, 2008 and requires the last four quarterly principal installments to be balloon payments of approximately $22,636 beginning September 30, 2008. Term loan A requires the Company to make quarterly principal installments of approximately $2,828 beginning September 30, 2006 and requires the last four quarterly principal installments to be balloon payments of approximately $10,370 beginning September 30, 2009. The current portion of Term Loan C and Term Loan A at December 31, 2005 was $836 and $5,656, respectively.

Interest rates charged on borrowings under the CGA can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. At December 31, 2005 and 2004, the annual borrowing rate for Term Loan C approximated 6.375% and 4.375%, respectively. At December 31, 2005 the borrowing rate for Term Loan A approximated 5.875%. Utilizing the Company’s current borrowing rate of  6.375% at December 31, 2005, the estimated interest to be paid over the remaining life of Term Loan C approximates $18,490. Of such amount, interest of

NBTY, INC. and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)

(In thousands, except per share amounts and number of locations)

approximately $5,981 is expected to be paid within the next twelve months. Utilizing the Company’s current borrowing rate of 5.875% at December 31, 2005, the estimated interest to be paid over the remaining life of Term Loan A approximates $14,477. Of such amount, interest of approximately $4,450 is expected to be paid within the next twelve months. Since the interest rate on this debt is variable, the expected interest to be paid over the term of this loan is subject to revision as interest rates change.  The interest rate charged for the Term Loan A and Term Loan C is reset quarterly and is equal to the 3-month LIBOR rate plus 1.5% for Term Loan A and the 3-month LIBOR rate plus 2% for Term Loan C.

In September 2005, the Company issued 10-year 7 1/8% Senior Subordinated Notes due 2015 (the “7 1/8% Notes”). The 7 1/8% Notes are unsecured and subordinated in right of payment for all existing and future indebtedness of the Company. The 7 1/8% Notes are subject to redemption, at the option of the Company, in whole or in part, at any time on or after October 1, 2010, and prior to maturity at certain fixed redemption prices plus accrued interest. In addition, on or prior to October 1, 2008, the Company may redeem in the aggregate up to 35% of the 7 1/8% Notes with the net cash proceeds received by the Company from certain types of equity offerings, at a redemption value equal to 107.125% of the principal amount plus accrued interest, provided that at least 65% of the aggregate principal amount of notes remain outstanding immediately after any such redemption. The notes do not have any sinking fund requirements. Interest is paid semi-annually on every April 1st and October 1st at the rate of 7 1/8% per annum. Interest payments relating to such debt approximates $14,250 per annum.

On August 25, 2005, the Company initiated a cash tender offer (the “Offer”) for any and all of its $150,000 aggregate principal amount of the 8 5/8% Senior Subordinated Notes due 2007. The redemption price was equal to $1,000 per $1,000 principal amount of the 8 5/8% Notes validly tendered, plus accrued and unpaid interest to the redemption date. On September 23, 2005, the Company announced the expiration of the Offer with a total of $74,458 aggregate principal amount of the 8 5/8% Notes tendered, representing approximately 49.6% of the outstanding 8 5/8% Notes. On September 23, 2005, the Company accepted and paid for the $74,458 aggregate principal amount of 8 5/8% Notes tendered. On October 24, 2005, the Company redeemed the remaining $75,542 aggregate principal amount of the 8 5/8% Notes outstanding. On such date, the Company paid $706 representing the remaining accrued interest due to the 8 5/8% Note holders and recorded a charge of $802 to interest expense in the Consolidated Statements of Income representing the unamortized portion of debt issuance costs and bond discount associated with the original issuance. Also, on October 24, 2005, the Company liquidated and utilized all of its investment in auction rate securities of $39,900 to pay such redemption.

On August 31, 2005, the Company entered into a variable rate mortgage with JP Morgan Chase Bank (“variable rate mortgage”) for a loan in the amount of $12,950 which is payable in monthly principal installments of $72 plus interest at LIBOR plus 1.5%. The mortgage matures on August 31, 2015, with the final payment of the then unpaid principal balance of approximately $4,317.  On August 31, 2005, the Company entered into an interest rate swap agreement (“SWAP”) to receive-variable (LIBOR), pay-fixed (4.71%) interest which effectively converted the $12,950 mortgage to fixed rate debt.  The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest.  The SWAP, which expires August 2015 is amortizing so that the notional amount of the SWAP will decrease in tandem with the scheduled principal payments on the mortgage. The Company does not use derivative financial instruments for trading purposes. The Company records the fair value change in the value of  the Interest Rate Swap through Other Comprehensive Income “OCI”, net of tax, since management expects this hedging relationship to be highly effective. At December 31, 2005, the SWAP liability was $59.

NBTY, INC. and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)

(In thousands, except per share amounts and number of locations)

Virtually all of the Company’s assets are collateralized under the CGA. Under the CGA, the Company is obligated to maintain various financial ratios and covenants must be met, including, but not limited to, a minimum consolidated interest coverage ratio and a maximum leverage ratio. The specific covenants and related definitions can be found in the CGA, which has been previously filed with the Securities and Exchange Commission. Adjusted EBITDA, which is a factor utilized in calculating covenant ratios, is defined as net income, excluding the aggregate amount of all non-cash losses reducing net income, plus interest, taxes, depreciation and amortization. The Company is required to pay a commitment fee, which varies between .25% and .50% per annum, depending on the Company’s ratio of consolidated indebtedness to consolidated Adjusted EBITDA, on any unused portion of the revolving credit facility.

SINCE EBITDA IS NOT A MEASURE OF PERFORMANCE CALCULATED IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (“GAAP”), IT SHOULD NOT BE CONSIDERED IN ISOLATION OF, OR AS A SUBSTITUTE FOR OR SUPERIOR TO, OTHER MEASURES OF FINANCIAL PERFORMANCE PREPARED IN ACCORDANCE WITH GAAP, SUCH AS OPERATING INCOME, NET INCOME AND CASH FLOWS FROM OPERATING ACTIVITIES. IN ADDITION, THE COMPANY’S DEFINITION OF EBITDA IS NOT NECESSARILY COMPARABLE TO SIMILARLY TITLED MEASURES REPORTED BY OTHER COMPANIES.

The Company’s management uses Adjusted EBITDA as a supplementary non-GAAP liquidity measure to allow the Company to evaluate each of its operating segments cash-generating ability to fund income tax payments, corporate overhead, capital expenditures and increases in working capital. Adjusted EBITDA (although not the key performance indicator) is also used by management to allocate resources for growth among its segments, to evaluate the Company’s ability to service its debt and to raise capital for growth opportunities, including acquisitions. Covenants contained in the CGA are based on what the Company refers to herein as “Adjusted EBITDA”.  In addition, the Company uses Adjusted EBITDA as a supplemental non-GAAP liquidity measure in financial presentations to the Company’s Board of Directors, shareholders, various banks participating in the Company’s Credit Facility, note holders and Bond Rating agencies, among others, to assist them in their evaluation of the Company’s cash flow. The Company uses Adjusted EBITDA in conjunction with traditional GAAP liquidity measures as part of its overall assessment and therefore does not place undue reliance on Adjusted EBITDA as its only measure of cash flow. The Company believes Adjusted EBITDA is useful for both the Company and investors as it is a commonly used analytical measurement for assessing a company’s cash flow and ability to service and/or incur additional indebtedness, by excluding the impact of certain non-cash items such as depreciation and amortization. Adjusted EBITDA has historically been used by the Company’s lenders to measure compliance with certain financial debt covenants, and the Company believes that Adjusted EBITDA provides a meaningful measure of liquidity and the Company’s ability to service its long-term debt and other fixed obligations.  The Company believes that Adjusted EBITDA is specifically relevant to the Company due to the Company’s leveraged position as well as the common use of Adjusted EBITDA as a liquidity measure within the Company’s industry by lenders, investors and others in the financial community. The Company has included Adjusted EBITDA as a supplemental liquidity measure, which should be evaluated by investors in conjunction with the traditional GAAP liquidity measures, discussed earlier in this Liquidity and Capital Resources section, for a complete evaluation of the Company’s cash flow.

NBTY, INC. and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)

(In thousands, except per share amounts and number of locations)

The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP liquidity measure, to Adjusted EBITDA:

	For the three months
	ended December 31,
	2005	2004
Net cash provided by operating activities	$99,612	$36,903
Interest expense	8,992	5,692
Income tax provision	7,743	15,536
Working capital and other liabilities	(58,233)	7,407
Impairment charges	2,125	—
Other	(4,315)	198
Adjusted EBITDA	$55,924	$65,736

The Company’s credit arrangements, generally the indenture governing the 7 1/8% Notes (“Indenture”) and the CGA, impose certain restrictions on the Company regarding capital expenditures and limit the Company’s ability to do any of the following: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay dividends or distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions are subject to certain limitations and exclusions.

In addition, a default under certain covenants in the Indenture and the CGA, respectively, could result in the acceleration of the Company’s payment obligations under the CGA and the Indenture, as the case may be, and, under certain circumstances, in cross-defaults under other debt obligations. These defaults may have a negative effect on the Company’s liquidity.

A summary of contractual cash obligations as of December 31, 2005 is as follows:

	Payments Due By Period
		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years
Long-term debt, excluding interest	$382,110	$7,816	$71,961	$95,449	$206,884
Interest	180,592	25,550	48,535	33,629	72,878
Operating leases	473,696	90,113	147,662	91,339	144,582
Purchase commitments	69,144	69,144	—	—	—
Capital commitments	2,227	2,227	—	—	—
Employment and consulting agreements	3,861	2,983	878	—	—
Letter of credit	100	100	—	—	—
Total contractual cash obligations	$1,111,730	$197,933	$269,036	$220,417	$424,344

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

NBTY, INC. and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)

(In thousands, except per share amounts and number of locations)

In August 2005, the Company entered into a real estate tax incentive transaction pursuant to which it sold certain manufacturing assets and its manufacturing facility located in Augusta Georgia for a total purchase price of $14,973. The arrangement is structured so that the Company’s lease payments to the County equal and offset the County’s bond payments to the Company. The Bond is non-recourse to the County, the Company’s lease payments are pledged to secure repayment of the Bond, and the lease and bond provide for the legal right of offset. Consequently, in accordance with Financial Interpretation No. 39, ‘‘Offsetting of Amounts Related to Certain Contracts,’’ the investment and lease obligation related to this arrangement have been offset in the Company’s Consolidated Balance Sheets. The purchase price consisted of $14,973 in cash which was simultaneously invested and is subject to an Industrial Revenue Bonds (IRB’s) financing agreement. This agreement is intended to permit counties to attract business investment by offering property tax incentives. In accordance with Georgia law, the Company entered into this agreement with Richmond County (the “County”) and acquired an Industrial Development Revenue Bond. The agreement has a maximum expiration date of 2025. Under the terms of the agreement, the Company must annually submit information regarding the value of the machinery and equipment in service in the county. If the Company had not entered into this transaction, property tax payments would have been higher. The Company can reacquire such property and terminate the agreement at a nominal price of $1 and, accordingly, the subject property is included in property, plant, and equipment in the consolidated balance sheet. If the Company elects to reacquire the subject property prior to the expiration of the arrangement, it may also be required to make certain adjusting property tax payments.

The Company was committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $69,144 at December 31, 2005. Such purchase orders are generally cancelable at the discretion of the Company until the order has been shipped, but require repayment of all expenses incurred through the date of cancellation. During the three months ended December 31, 2005 one supplier individually represented greater than 10% of the Company’s raw material purchases. Due to numerous alternative suppliers available, the Company does not believe that the loss of this or any other single supplier would have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Company had approximately $2,227 in open capital commitments at December 31, 2005, primarily related to manufacturing equipment as well as to computer hardware and software.

The Company has employment agreements with two of its executive officers. The agreements, entered into in October 2002, each have a term of five years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and change in control of the Company. The annual commitment for salaries to these two officers as of December 31, 2005 was approximately $1,170. In addition, five members of Holland & Barrett’s senior executive staff have service contracts terminable by the Company upon twelve months notice. The annual aggregate commitment for such H&B executive staff as of December 31, 2005 was approximately $1,363.

The Company maintains a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, a director of the Company. The agreement requires Mr. Rudolph to provide consulting services to the Company through December 31, 2006, in exchange for a consulting fee of $450

NBTY, INC. and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)

(In thousands, except per share amounts and number of locations)

per year, payable monthly. In addition, Mr. Rudolph receives certain fringe benefits accorded to other executives of the Company.

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

Inflation:

Inflation affects the cost of raw materials, goods and services used by the Company. In recent years, inflation has been modest. However, high oil costs can affect the cost of all raw materials and components. The competitive environment somewhat limits the ability of the Company to recover higher costs resulting from inflation by raising prices. Although the Company cannot precisely determine the effects of inflation on its business, it is management’s belief that the effects on revenues and operating results have not been significant. The Company seeks to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. The Company does not believe that inflation has had a material impact on its results of operations for the periods presented, except with respect to payroll-related costs, insurance premiums, and other costs arising from or related to government imposed regulations.

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

At December 31, 2005, credit ratings were as follows:

Credit Rating Agency	7 1/8 Notes	CGA	Overall
Standard and Poors	B+	BB	BB
Moody’s	B1	Ba2	—

Both credit agencies’ ratings remained unchanged from the prior period.

New accounting developments:

Accounting pronouncements—newly issued:

In October 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This Staff Position is effective for reporting periods beginning after

NBTY, INC. and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)

(In thousands, except per share amounts and number of locations)

December 15, 2005, and retrospective application is permitted but not required. The adoption of this statement is not expected to have a significant effect on the Company’s consolidated financial position or results of operations since the Company currently expenses such costs.

In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered more likely than not of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the more likely than not recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2006, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the more likely than not recognition threshold at or after the effective date would be recognized. The Company is currently analyzing the proposed Interpretation and has not determined its potential impact on its Consolidated Financial Statements. While the Company cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

In June 2005, the FASB issued an exposure draft of a proposed standard entitled “Business Combinations—a replacement of FASB Statement No. 141”. The proposed standard, if adopted, would provide new guidance for evaluating and recording business combinations and would be effective on a prospective basis for business combinations whose acquisition dates are on or after January 1, 2007. Upon issuance of a final standard, which is expected in 2006, the Company will evaluate the impact of this new standard and its effect on the process for recording business combinations.

In May 2005, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. APB Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The FASB identified the reason for the issuance of SFAS 154 to be part of a broader attempt to eliminate differences with the International Accounting Standards Board (“IASB”). The Statement is effective for fiscal years beginning after December 15, 2005. The Company is required to adopt this statement starting in its fiscal 2007 reporting period. The Company does not anticipate that the adoption of SFAS 154 will have a significant impact on the Company’s consolidated financial position or results of operations.

NBTY, INC. and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)

(In thousands, except per share amounts and number of locations)

Accounting pronouncements— adopted:

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted FIN 47 beginning the first quarter of fiscal year 2006. The adoption did not have a material impact on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95” (“SFAS l23(R)”). On October 1, 2005, the Company adopted SFAS 123(R) using the “modified prospective” method. There were no stock option grants during the three months ended December 31, 2005 and 2004, and all previously issued options are fully vested; therefore, the pro forma and actual net income and related earnings per share for these periods are the same. Since all previously granted options are fully vested and the Company has not issued any other share-based payments, the adoption of SFAS 123(R) did not have a significant impact on the Company’s historical consolidated financial position or results of operations. SFAS l23(R) sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued and disallows the use of the intrinsic value method of accounting for stock compensation. SFAS 123(R) also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This new requirement reduced net operating cash flows and increased net financing cash flows for the amount of income tax benefit recognized from the exercise of stock options during the three months ended December 31, 2005 and 2004 of $15 and $0, respectively.

In fiscal years prior to 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and provided additional disclosures with respect to the pro-forma effects of adoption had the Company recorded compensation expense as provided in SFAS No. 123.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company is considering whether to adopt the alternative transition method provided in the FASB Staff Position (“FSP”) for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company is currently evaluating which transition method it will use for calculating its APIC Pool. The guidance in FSP is effective on November 11, 2005. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company expects to complete its evaluation by September 30, 2006.

NBTY, INC. and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)

(In thousands, except per share amounts and number of locations)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” an amendment of Accounting Research Bulletin (“ARB”) No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 beginning the first quarter of fiscal year 2006. The adoption did not have a material impact on its consolidated financial position or results of operations.

In October 2004, the American Jobs Creation Act of 2004 (Act) became effective in the U.S. Two provisions of the Act could impact the Company’s effective tax rate. The Act contains a new provision that permits a Qualified Production Activities Deduction (QPA) related to the Company’s qualified manufacturing activity. The QPA deduction is potentially available to the Company beginning with the current tax year. However, the interaction of the law’s provisions as well as the particulars of the Company’s tax position, indicate that the impact of the QPA deduction will not be significant for the fiscal year ending September 30, 2006.

The Act also contains a provision related to Foreign Earnings Repatriation (FER). The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. The Company has completed its evaluation of the application of the FER provision and determined that it will likely realize a benefit by repatriating funds in accordance with the FER provision. As such, the Company has developed a Domestic Reinvestment Plan to reinvest the repatriated funds in the U.S. in qualifying activities, pursuant to the terms of the FER provision and subsequent guidance issued by the IRS. This plan calls for the repatriation of up to $100 million during the fiscal year ending September 30, 2006. A portion of the repatriation includes foreign earnings related to the fiscal year ended September 30, 2005 and to earlier fiscal years. The Company estimated and recorded a net benefit of $884 on unremitted earnings from the fiscal year ended September 30, 2005 and earlier fiscal years. This benefit was recorded in the provision for income taxes for the fiscal year ended September 30, 2005.

The majority of the repatriation is expected to come from projected foreign earnings for the fiscal year ending September 30, 2006. The Company has estimated and recorded an incremental benefit of $2,119 for the quarter ended December 31, 2005, based on the results for the quarter. Because the actual benefit will be based on full year’s results, the Company will continue to monitor the expected tax impact of the FER provision, and adjust each quarter, as necessary.

ITEM 3.

NBTY, INC. and SUBSIDIARIES
QUANTITATIVE and QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

(In thousands)

Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to currency fluctuations, primarily with respect to the British Pound, the Euro and the Canadian dollar, and interest rate risks that arise from normal business operations. The Company regularly assesses these risks. As of December 31, 2005, the Company had not entered into any hedging transactions other than the cash flow hedge discussed below.

The Company has subsidiaries whose operations are denominated in foreign currencies (primarily the British Pound, the Euro and the Canadian dollar). The Company consolidates the earnings of its international subsidiaries by translating them into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (SFAS 52). The statements of income of the Company’s international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the remeasurement of these foreign currencies denominated transactions results in increased net sales, operating expenses and net income. Similarly, the Company’s net sales, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.

The U.S. dollar volume of net sales denominated in foreign currencies was approximately $160,389, or 35.2% of total net sales, for the three months ended December 31, 2005. During the three months ended December 31, 2005, the U.S. dollar weakened approximately 7% against the foreign currencies, as compared to the prior year comparable period, resulting in a decrease in net sales of approximately $9,530 and a decrease in operating income of approximately $2,540 for the three months ended December 31, 2005. The related impact on basic and diluted earnings per share was $0.02 for the same period. The Company estimates that a 10% change in the average foreign currencies exchange rates would have impacted the Company’s operating income by approximately $3,860.

To manage the potential loss arising from changing interest rates and its impact on long-term debt, the Company’s policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments. On August 31, 2005, the Company entered into an interest rate swap agreement (“SWAP”) to receive variable rate interest (LIBOR), and pay fixed rate interest (4.71%) which effectively converted its $12,950 mortgage to fixed rate debt. The Company entered into this SWAP as a cash flow hedge in order to fix its interest payments on the mortgage. The SWAP, which expires August 2015 is amortizing so that the notional amount of the SWAP will decrease in tandem with the schedule principal payments on the mortgage. Management believes that a significant fluctuation in interest rates in the near future will not have a material impact on the Company’s consolidated financial statements.

The Company is exposed to changes in interest rates on its floating rate CGA and fixed rate Notes. At December 31, 2005, based on a hypothetical 10% decrease in interest rates related to the Company’s fixed rate Notes, the Company estimates that the fair value of its fixed rate debt would have increased by approximately $6,868. Conversely, based on a hypothetical 10% increase in interest rates related to the Company’s fixed rate Notes at December 31, 2005, the Company estimates that the fair value of its fixed rate debt would have decreased by approximately $6,403. At December 31, 2005 and September 30, 2005, the Company had borrowings outstanding under its CGA of $168,230 and $219,582, respectively. A hypothetical 10% change in interest rates would not have a material effect on the Company’s consolidated pretax income or cash flow.

ITEM 4.

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

NBTY, INC. and SUBSIDIARIES
PART II.   OTHER INFORMATION

ITEM 1.                Legal Proceedings

Prohormone products

New York Action

On July 25, 2002, a putative class-action lawsuit was filed against Vitamin World, Inc., alleging that Vitamin World engaged in deceptive trade practices and false advertising with respect to the sale of certain prohormone supplements and that plaintiffs were therefore entitled to equitable and monetary relief pursuant to the New York General Business Law. Similar complaints were filed against other companies in the vitamin and nutritional supplement industry. The Court has not yet certified a class. Vitamin World has filed a pending motion for summary judgment seeking the dismissal of all claims and an opposition to plaintiff’s motion for class certification. The Company has defended vigorously this action. Until the Court rules on these pending motions, no determination can be made at this time as to its likely final outcome, nor can its materiality be accurately ascertained.

California Action

On July 25, 2002, a putative consumer class-action lawsuit was filed in California state court against Met-Rx USA, Inc., a subsidiary of Rexall Sundown (“Met-Rx”), claiming that the advertising and marketing of certain prohormone supplements were false and misleading, or alternatively, that the prohormone products contained ingredients that were controlled substances under California law. Plaintiffs seek equitable and monetary relief. On June 18, 2004, this case was consolidated with several other class-action cases brought against other companies relating to the sale of products containing androstenediol, one of the prohormones contained in the Met-Rx products. The consolidated proceedings have been assigned to a coordination judge for further pretrial proceedings. No trial date has been set. The Court has not yet certified a class and the matter is currently in discovery. The Company has defended vigorously against the claims asserted. Because this action is still in the early stages, no determination can be made at this time as to its final outcome, nor can its materiality be accurately ascertained.

New Jersey Action

In March 2004, a putative class-action lawsuit was filed in New Jersey against Met-Rx, claiming that the advertising and marketing of certain prohormone supplements were false and misleading and that plaintiff and the putative class of New Jersey purchasers of these products were entitled to damages and injunctive relief. Because these allegations are virtually identical to allegations made in a putative nationwide class-action previously filed in California, the Company moved to dismiss or stay the New Jersey action pending the outcome of the California action. The motion was granted, and the New Jersey action is stayed at this time.

Florida Action

In July 2002, a putative class-action lawsuit was filed in Florida against MET-Rx, claiming that the advertising and marketing of certain prohormone supplements were false and misleading, that the products were ineffective, and alternatively, that the products were anabolic steroids whose sale violated Florida law. Plaintiff seeks equitable and monetary relief. This case has been largely inactive since its filing. No determination can be made at this time as to its final outcome, nor can its materiality be accurately ascertained.

Nutrition Bars

Rexall and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition

NBTY, INC. and SUBSIDIARIES
PART II.   OTHER INFORMATION (Continued)

bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. The Company has defended vigorously this action. The Court vacated the January 6, 2006 status conference and set a further conference for July 7, 2006. Until that time, the case is stayed for all purposes. Based upon the information available at this time, the Company believes that its accrual is adequate for the exposure in the nutrition bar litigation. However, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

Shareholder Litigation

During the period from June 24, 2004 through September 3, 2004, six separate shareholder class-actions were filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of New York, on behalf of shareholders who purchased shares of the Company’s common stock between February 9, 2004 and July 22, 2004 (the potential “Class Period”). The actions allege that the Company failed to disclose material facts during the Class Period that resulted in a decline in the price of its stock after June 16, 2004 and July 22, 2004, respectively. The Court consolidated the six class-actions in March 2005 and appointed lead plaintiffs and counsel. The lead plaintiffs filed a consolidated amended complaint alleging an amended class period from November 10, 2003 to July 22, 2004. Along with the officers and directors, the Company has filed a motion to dismiss the action.

In addition to the shareholder class-actions, two shareholder derivative actions were filed in the Eastern District of New York, on July 9, 2004 and August 26, 2004, respectively, against certain of the Company’s officers and directors, and the Company is named as a nominal defendant. The two derivative actions, which have been consolidated, are predicated upon the allegations set forth in the shareholder class-actions and allege improper sales of the Company’s shares by certain officers and directors. On December 27, 2004, the District Court granted the Company’s motion to dismiss this complaint. The plaintiffs have filed an appeal. The Second Circuit Court of Appeal affirmed the dismissal on December 20, 2005.

An additional shareholder derivative action was filed on October 7, 2004 in the Supreme Court of the State of New York, Suffolk County, alleging breaches of fiduciary duties by the Company’s individual directors and officers, and the Company is named as a nominal defendant. The derivative claims are predicated upon the same allegations as in the Eastern District consolidated derivative action and upon claims arising from the Company’s acquisition of Rexall Sundown, Inc. in July 2003. The New York derivative action is currently stayed by agreement of the parties. The Company, its named officers and its directors intend to file a motion to dismiss or further stay the New York derivative action at the appropriate procedural time.

Also, a purported shareholder of the Company delivered a demand that the Company’s board of directors commence a civil action against certain of the Company’s officers and directors based on certain of the allegations described above. The Company’s board of directors, based on the investigation and recommendation of a special committee of the Board, determined not to commence any such lawsuit. On or about April 28, 2005, a second state court derivative action was filed in the Supreme Court of the State of New York, Suffolk County, by this purported shareholder alleging wrongful rejection of his demand and breaches of fiduciary duties by some of the Company’s individual directors and officers, and the Company is named as a nominal defendant. This derivative complaint is predicated upon the same allegations as the dismissed Eastern District consolidated derivative action. This derivative action is currently stayed by agreement of the parties. Along with the named officers and directors, the Company intends to file a motion to dismiss or further stay this derivative action at the appropriate procedural time.

NBTY, INC. and SUBSIDIARIES
PART II.   OTHER INFORMATION (Continued)

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

ITEM 6.                Exhibits and Reports on Form 8-K

a.      Exhibits

3.1	Restated Certificate of Incorporation of NBTY, Inc.(1)
3.2	Amended and Restated By-Laws of NBTY, Inc.(2)
4.1	Indenture, dated as of September 23, 2005, among NBTY, Inc., the Guarantors (as defined therein), and The Bank of New York, as Trustee(3)
4.2

Registration Rights Agreement, dated as of September 23, 2005, among NBTY, Inc., the Guarantors (as defined therein) and J.P. Morgan Securities, Inc., Adams Harness, Inc., BNP Paribas Securities Corp., HSBC Securities (USA), Inc., and RBC Capital Markets Corporation(3)

10.1	Employment Agreement, effective October 1, 2002, by and between NBTY, Inc. and Scott Rudolph(4)
10.2	Employment Agreement, effective October 1, 2002, by and between NBTY, Inc. and Harvey Kamil(4)
10.3	Executive Consulting Agreement, effective January 1, 2002, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(4)
10.4	First Amendment to Executive Consulting Agreement, effective January 1, 2003, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(2)
10.5	Second Amendment to Executive Consulting Agreement, effective January 1, 2004, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(5)
10.6	NBTY, Inc. Retirement Savings and Employees’ Stock Ownership Plan(1)
10.7	NBTY, Inc. Year 2000 Incentive Stock Option Plan(6)
10.8	NBTY, Inc. Year 2002 Stock Option Plan(7)
10.9

Second Amended and Restated Credit Agreement, as further amended and restated as of August 1, 2005, among NBTY, Inc., as Borrower, The Several Lenders from Time to Time Parties Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Bank of America, N.A., as Syndication Agent(8)

10.10	Guarantee and Collateral Agreement made by NBTY, Inc. and the other Grantors party hereto in favor of JPMorgan Chase Bank, as Administrative Agent dated as of July 24, 2003(2)
10.11	2005 Salary and Bonuses for Executive Officers of NBTY, Inc.(9)
10.12	Third Amendment to Executive Consulting Agreement, effective January 1, 2005, by and between NBTY, Inc. and Rudolph Management Associates, Inc. (10)

NBTY, INC. and SUBSIDIARIES
PART II.   OTHER INFORMATION (Continued)

10.13	Purchase Agreement by and between Wyeth and NBTY, Inc. dated as of June 6, 2005 (the ‘‘Solgar Purchase Agreement’’)(8)
10.14	Amendment to the Solgar Purchase Agreement, dated August 1, 2005(8)
10.15	Fourth Amendment to Executive Consulting Agreement, effective January 1, 2006, by and between NBTY, Inc. and Rudolph Management Associates, Inc.*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*                    Filed herewith

(1)          Incorporated by reference to NBTY, Inc.’s Form 10-K for the fiscal year ended September 30, 2005 filed on December 22, 2005 (File #001-31788).

(2)          Incorporated by reference to NBTY, Inc.’s Form 10-K for the fiscal year ended September 30, 2003 filed on December 16, 2003 (File #0-10666).

(3)          Incorporated by reference to NBTY, Inc.’s Form 8-K filed on September 27, 2005 (File #001-31788).

(4)          Incorporated by reference to NBTY, Inc.’s Form 10-K for the fiscal year ended September 30, 2002 filed on December 20, 2002 (File #0-10666).

(5)          Incorporated by reference to NBTY, Inc.’s Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004 (File #001-31788).

(6)          Incorporated by reference to NBTY, Inc.’s Form S-8, filed on September 20, 2000 (File #333-46188).

(7)          Incorporated by reference to NBTY, Inc.’s Proxy Statement, dated March 25, 2002 (File #0-10666).

(8)          Incorporated by reference to NBTY, Inc.’s Form 10-Q, filed on August 9, 2005 (File #001-31788).

(9)          Incorporated by reference to NBTY, Inc.’s Form 8-K filed on February 11, 2005 (File #001-31788).

(10)   Incorporated by reference to NBTY, Inc.’s Form 10-Q, filed on May 9, 2005 (File #001-31788).

b.     Reports on Form 8-K during the quarter ended December 31, 2005.

•       On October 24, 2005, the Company filed a current report on Form 8-K to announce that on October 20, 2005, the Company issued a press release announcing preliminary unaudited sales results for the fiscal fourth quarter and fiscal year ended September 30, 2005.

•       On October 26, 2005, the Company filed a current report on Form 8-K to announce that on October 24, 2005, the Company completed its redemption of all of its $150,000,000 aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2007 that remained outstanding on October 24, 2005.

•       On December 15, 2005, the Company filed a current report on Form 8-K to announce that on December 14, 2005, the Company issued a press release announcing (a) that the Company has filed for an extension of time to file its Report on Form 10-K with the Securities and Exchange Commission and (b) the Company’s preliminary unaudited financial results for the fiscal fourth quarter and fiscal year ended September 30, 2005.

NBTY, INC. and SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, INC.
(Registrant)
Date: February 2, 2006	By:	/s/ SCOTT RUDOLPH
Scott Rudolph
Chairman and Chief Executive Officer
(Principal Executive Officer)
Date: February 2, 2006	By:	/s/ HARVEY KAMIL
Harvey Kamil
President and Chief Financial Officer
(Principal Financial and Accounting Officer)