Form 10-Q
period 2006-03-31
NBTY INC
filed 2006-05-09
CIK 70793

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2006
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of April 30, 2006
Par value $.008 per share	67,204,139

NBTY, INC. and SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FISCAL QUARTER ENDED MARCH 31, 2006
INDEX

FORWARD LOOKING STATEMENTS:

INFORMATION CONTAINED IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF NBTY, INC. AND ITS SUBSIDIARIES (COLLECTIVELY, THE ‘‘COMPANY’’). IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS ‘‘SUBJECT TO,’’ ‘‘BELIEVE,’’ ‘‘EXPECT,’’ ‘‘PLAN,’’ ‘‘PROJECT,’’ ‘‘ESTIMATE,’’ ‘‘INTEND,’’ ‘‘MAY,’’ ‘‘SHOULD,’’ ‘‘CAN,’’ OR ‘‘ANTICIPATE,’’ OR THE NEGATIVE THEREOF, OR VARIATIONS THEREON, OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH ARE INHERENTLY UNCERTAIN. SIMILARLY, DISCUSSIONS OF STRATEGY ALTHOUGH BELIEVED TO BE REASONABLE, ARE ALSO FORWARD-LOOKING STATEMENTS AND ARE INHERENTLY UNCERTAIN. ALL FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM PROJECTED RESULTS. FACTORS WHICH MAY MATERIALLY AFFECT SUCH FORWARD-LOOKING STATEMENTS INCLUDE: (I) ADVERSE STUDIES AND/OR PUBLICITY REGARDING NUTRITIONAL SUPPLEMENTS GENERALLY OR A PARTICULAR SUPPLEMENT; (II) SLOW OR NEGATIVE GROWTH IN THE NUTRITIONAL SUPPLEMENT INDUSTRY; (III) INTERRUPTION OF BUSINESS OR NEGATIVE IMPACT ON SALES AND EARNINGS DUE TO HURRICANES, EARTHQUAKES, OTHER ACTS OF GOD, ACTS OF WAR, TERRORISM, BIO-TERRORISM, CIVIL UNREST OR DISRUPTION OF MAIL SERVICE; (IV) INABILITY TO RETAIN CUSTOMERS OF COMPANIES (OR MAILING LISTS) RECENTLY ACQUIRED; (V) INCREASED COMPETITION; (VI) INCREASED COSTS; (VII) LOSS OR RETIREMENT OF KEY MEMBERS OF MANAGEMENT; (VIII) INCREASES IN THE COST OF BORROWINGS AND/OR UNAVAILABILITY OF ADDITIONAL DEBT OR EQUITY CAPITAL; (IX) UNAVAILABILITY OF, OR INABILITY TO CONSUMMATE, ADVANTAGEOUS ACQUISITIONS IN THE FUTURE, INCLUDING THOSE THAT MAY BE SUBJECT TO BANKRUPTCY APPROVAL OR THE INABILITY OF THE COMPANY TO INTEGRATE ACQUISITIONS INTO THE MAINSTREAM OF ITS BUSINESS; (X) CHANGES IN GENERAL WORLDWIDE ECONOMIC AND POLITICAL CONDITIONS IN THE MARKETS IN WHICH THE COMPANY MAY COMPETE FROM TIME TO TIME; (XI) THE INABILITY OF THE COMPANY TO GAIN AND/OR HOLD MARKET SHARE OF ITS WHOLESALE AND/OR RETAIL CUSTOMERS ANYWHERE IN THE WORLD; (XII) UNAVAILABILITY OF ELECTRICITY IN CERTAIN GEOGRAPHICAL AREAS; (XIII) THE INABILITY OF THE COMPANY TO OBTAIN AND/OR RENEW INSURANCE AND/OR THE COSTS OF SAME; (XIV) EXPOSURE TO AND EXPENSE OF DEFENDING AND RESOLVING, PRODUCT LIABILITY AND INTELLECTUAL PROPERTY CLAIMS AND OTHER LITIGATION, INCLUDING ADMINISTRATIVE AND CRIMINAL PROCEEDINGS; (XV) THE ABILITY OF THE COMPANY TO SUCCESSFULLY IMPLEMENT ITS BUSINESS STRATEGY; (XVI) THE INABILITY OF COMPANY TO MANAGE ITS RETAIL, WHOLESALE, MANUFACTURING AND OTHER OPERATIONS EFFICIENTLY; (XVII) CONSUMER ACCEPTANCE OF THE COMPANY’S PRODUCTS; (XVIII) THE INABILITY OF THE COMPANY TO RENEW LEASES FOR ITS RETAIL LOCATIONS; (XIX) THE INABILITY OF THE COMPANY’S RETAIL STORES TO ATTAIN OR MAINTAIN PROFITABILITY; (XX) THE ABSENCE OF CLINICAL TRIALS FOR MANY OF THE COMPANY’S PRODUCTS; (XXI) SALES AND EARNINGS VOLATILITY AND/OR TRENDS; (XXII) THE EFFICACY OF THE COMPANY’S INTERNET AND ON-LINE SALES AND MARKETING STRATEGIES; (XXIII) FLUCTUATIONS IN FOREIGN CURRENCIES, INCLUDING THE BRITISH POUND, THE EURO AND THE CANADIAN DOLLAR; (XXIV) IMPORT-EXPORT CONTROLS ON SALES TO FOREIGN COUNTRIES; (XXV) THE

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

PART I.   FINANCIAL INFORMATION

ITEM 1:

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	March 31,	September 30,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$62,879	$67,282
Investments	—	39,900
Accounts receivable, less allowance for doubtful accounts of $10,345 at March 31, 2006 and $9,155 at September 30, 2005	80,064	73,226
Inventories	395,562	491,335
Deferred income taxes	23,649	23,645
Prepaid expenses and other current assets	31,454	54,469
Total current assets	593,608	749,857
Property, plant and equipment, net of accumulated depreciation of $290,308 and $279,883, respectively	314,845	320,528
Goodwill	224,077	228,747
Other intangible assets, net	150,084	166,325
Other assets	13,602	16,845
Total assets	$1,296,216	$1,482,302
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$9,897	$80,922
Accounts payable	67,148	72,720
Accrued expenses and other current liabilities	119,479	120,487
Total current liabilities	196,524	274,129
Long-term debt	277,052	428,204
Deferred income taxes	57,789	57,092
Other liabilities	7,245	6,822
Total liabilities	538,610	766,247
Commitments and contingencies
Stockholders’ equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 67,204 shares at March 31, 2006 and 67,191 shares at September 30, 2005	537	537
Capital in excess of par	138,737	138,657
Retained earnings	603,495	559,275
Accumulated other comprehensive income	14,837	17,586
Total stockholders’ equity	757,606	716,055
Total liabilities and stockholders’ equity	$1,296,216	$1,482,302

This financial information should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Consolidated Financial Statements in the Company’s Form 10-K filed December 22, 2005 (the “2005 Form 10-K”).

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	For the three months		For the six months
	ended March 31,		ended March 31,
	2006	2005	2006	2005
Net sales	$481,743	$442,714	$937,013	$862,983
Costs and expenses:
Cost of sales	251,131	226,081	497,080	438,034
Advertising, promotion and catalog	27,066	34,515	52,226	55,298
Selling, general and administrative	157,222	144,634	302,877	283,036
Trademark impairment	10,450	—	10,450	—
	445,869	405,230	862,633	776,368
Income from operations	35,874	37,484	74,380	86,615
Other income (expense):
Interest	(6,958)	(5,881)	(15,950)	(11,573)
Miscellaneous, net	997	110	2,146	2,101
	(5,961)	(5,771)	(13,804)	(9,472)
Income before provision for income taxes	29,913	31,713	60,576	77,143
Provision for income taxes	8,613	10,846	16,356	26,383
Net income	$21,300	$20,867	$44,220	$50,760
Net income per share:
Basic	$0.32	$0.31	$0.66	$0.76
Diluted	$0.31	$0.30	$0.64	$0.73
Weighted average common shares outstanding:
Basic	67,195	67,290	67,194	67,130
Diluted	69,043	69,291	69,038	69,137

This financial information should be read in conjunction with the Notes herein and the Consolidated Financial Statements in the 2005 Form 10-K.

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED SEPTEMBER 30, 2005 AND

SIX MONTHS ENDED MARCH 31, 2006

(Unaudited)

(Dollars and shares in thousands)

							Accumulated
	Common Stock		Capital		Treasury Stock		Other	Total	Total
	Number of		in Excess	Retained	Number of		Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	of Par	Earnings	Shares	Amount	Income (Loss)	Equity	Income
Balance, September 30, 2004	67,060	$536	$135,787	$481,302	—	$—	$22,173	$639,798
Components of comprehensive income:
Net income				78,137				78,137	$78,137
Foreign currency translation adjustment and other, net of taxes							(4,587)	(4,587)	(4,587)
									$73,550
Purchase of treasury shares, at cost					8	(176)		(176)
Treasury stock retired	(8)	—	(12)	(164)	(8)	176		—
Shares issued and contributed to ESOP	100	1	2,437					2,438
Exercise of stock options	39		225					225
Tax benefit from exercise of stock options			220					220
Balance, September 30, 2005	67,191	537	138,657	559,275	—	—	17,586	716,055
Components of comprehensive income:
Net income				44,220				44,220	$44,220
Foreign currency translation adjustment and other, net of taxes							(2,749)	(2,749)	(2,749)
									$41,471
Exercise of stock options	13	—	65					65
Tax benefit from exercise of stock options			15					15
Balance, March 31, 2006	67,204	$537	$138,737	$603,495	—	$—	$14,837	$757,606

This financial information should be read in conjunction with the Notes herein and the Consolidated Financial Statements in the 2005 Form 10-K.

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars and shares in thousands)

	For the six months
	ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$44,220	$50,760
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Provision relating to impairments and disposals of property, plant and equipment	3,933	25
Depreciation and amortization	28,044	29,127
Foreign currency transaction loss (gain)	19	(451)
Amortization and write-off of deferred financing costs	2,976	1,216
Amortization and write-off of bond discount	318	80
Gain on extinguishment of debt	(425)	—
Compensation expense for ESOP	—	1,135
Impairment on trademark	10,450	—
Impairment on asset held for sale	—	1,908
Gain on sale of business assets	—	(1,999)
Provision for (recovery of) allowance for doubtful accounts	1,372	(672)
Inventory reserves	3,151	1,828
Tax benefit from exercise of stock options	—	194
Deferred income taxes	2,453	3,957
Changes in operating assets and liabilities:
Accounts receivable	(7,741)	19,900
Inventories	91,047	(85,296)
Prepaid expenses and other current assets	19,106	16,400
Other assets	1,171	335
Accounts payable	(2,782)	(1,154)
Accrued expenses and other liabilities	676	16,784
Net cash provided by operating activities	197,988	54,077
Cash flows from investing activities:
Purchase of property, plant and equipment	(21,166)	(21,605)
Proceeds from sale of property, plant and equipment	77	70
Proceeds from sale of trademark	—	30
Proceeds from sale of business assets	—	5,766
Cash paid for acquisitions, net of cash acquired	—	(4,764)
Proceeds from sale of available-for-sale marketable securities	39,900	—
Purchase price settlements, net	1,846	—
Purchase of intangible assets	(228)	(563)
Net cash provided by (used in) investing activities	20,429	(21,066)
Cash flows from financing activities:
Principal payments under long-term debt agreements	(216,071)	(17,977)
Principal payments under the Revolving Credit Facility	(6,000)	—
Tax benefit from exercise of stock options	15	—
Proceeds from stock options exercised	65	191
Purchase of treasury stock	—	(176)
Net cash used in financing activities	(221,991)	(17,962)
Effect of exchange rate changes on cash and cash equivalents	(829)	1,468
Net (decrease) / increase in cash and cash equivalents	(4,403)	16,517
Cash and cash equivalents at beginning of period	67,282	21,751
Cash and cash equivalents at end of period	$62,879	$38,268
Supplemental disclosure of cash flow information:
Cash paid during the period for—
Interest (net of capitalized interest of $982 in fiscal 2006)	$7,387	$10,134
Income taxes (net of refunds of $9,815 in fiscal 2006)	$12,686	$17,398
Non-cash investing and financing information:
During the six months ended March 31, 2005, the Company issued 100 shares of NBTY stock (having a total then market value of approximately $2,438) as a contribution to the NBTY ESOP.

This financial information should be read in conjunction with the Notes herein and the Consolidated Financial Statements in the 2005 Form 10-K.

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

1. Principles of consolidation and basis of presentation

The accompanying interim condensed consolidated financial statements for the interim periods include the accounts of NBTY, Inc. and its wholly-owned subsidiaries (“NBTY” or the “Company”). All significant intercompany transactions and balances have been eliminated. These condensed consolidated financial statements are unaudited. However, such statements reflect all adjustments which in the opinion of management are necessary for a fair statement of the results of the interim periods presented. The interim condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include all information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (“10-K”), as filed with the SEC. The September 30, 2005 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the results for the full fiscal year ending September 30, 2006 or for any other period.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments approximates fair value due to their short maturities and variable interest rates, with the exception of the 7 1/8% Senior Subordinated Notes (see Note 9—Long-Term Debt). The fair value of the 7 1/8% Senior Subordinated Notes at March 31, 2006, based on then quoted market prices, was $180,025.

Significant Customers and Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts), investments and trade accounts receivable. The Company mitigates its risk by investing in or through major financial institutions. At September 30, 2005, the Company’s investments consisted of auction rate securities (“ARS”), which were classified as available-for-sale marketable securities and reported at fair value (which approximates cost). The Company believed that no significant concentration of credit risk existed with respect to these securities.

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

For the three and six months ended March 31, 2006 and 2005 the following individual customers accounted for the following percentages of the Wholesale / US Nutrition division’s net sales, respectively:

	% of Wholesale / US Nutrition division’s net sales
	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Customer A	13%	15%	12%	15%
Customer B	14%	16%	14%	15%

Customer A is primarily a supplier to Customer B. Therefore, the loss of Customer B would likely result in the loss of most of the net sales to Customer A. While no one customer represented, individually, more than 10 percent of the Company’s consolidated net sales for the three and six months ended March 31, 2006 and 2005, the loss of either one of these customers would have a material adverse effect on the Wholesale/US Nutrition division if the Company was unable to replace such customer(s).

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

The following individual customers accounted for 10% or more of the Wholesale/US Nutrition division’s total gross accounts receivable as of March 31, 2006 and September 30, 2005, respectively:

	March 31,	September 30,
	2006	2005
Customer A	7%	10%
Customer C	11%	10%

Accounts receivable are presented net of the following reserves at March 31, 2006 and September 30, 2005:

	March 31,	September 30,
	2006	2005
Allowance for sales returns	$12,988	$15,616
Promotional program incentive accrual	40,081	43,837
	$53,069	$59,453

New accounting developments

Accounting pronouncements-newly issued:

In February 2006, the Financial Accounting Standards Board (“FASB”)  issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 155 on October 1, 2006 and does not expect that the adoption will have a material impact on its consolidated financial position or results of operations.

On November 10, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). See Note 16 for further detail regarding FSP 123(R)-3.

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

Accounting pronouncements—adopted:

Effective October 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). See Note 16 for further detail regarding the adoption of this standard.

In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. The Company adopted FSP 13-1 beginning the second quarter of fiscal year 2006. The adoption did not have a significant effect on the Company’s consolidated financial position or results of operations since the Company always expensed such costs.

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

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) became effective in the U.S. Two provisions of the Act could impact the Company’s effective tax rate. The Act contains a new provision that permits a Qualified Production Activities Deduction (“QPA”) related to the Company’s qualified manufacturing activity. The QPA deduction is potentially available to the Company beginning with the current tax year. However, the interaction of the law’s provisions as well as the particulars of the Company’s tax position, indicate that the impact of the QPA deduction will not be significant for the fiscal year ending September 30, 2006.

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

The Act also contains a provision related to Foreign Earnings Repatriation (“FER”). The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S.  The Company has completed its evaluation of the application of the FER provision and determined that it will likely realize a benefit by repatriating funds in accordance with the FER provision. As such, the Company has developed a Domestic Reinvestment Plan to reinvest the repatriated funds in the U.S. in qualifying activities, pursuant to the terms of the FER provision and subsequent guidance issued by the IRS. This plan calls for the repatriation of up to $122,500 during the fiscal year ending September 30, 2006. A portion of the repatriation includes foreign earnings related to the fiscal year ended September 30, 2005 and to earlier fiscal years. The Company estimated and recorded a net benefit of $884 on unremitted earnings from the fiscal year ended September 30, 2005 and earlier fiscal years. This benefit was recorded in the provision for income taxes for the fiscal year ended September 30, 2005.

The majority of the repatriation is expected to come from projected foreign earnings for the fiscal year ending September 30, 2006. As the Company has principally repatriated foreign earnings in prior years, it is essentially repatriating current year foreign earnings at a more beneficial rate under the American Jobs Creations Act of 2004. To the extent there are foreign earnings generated during each of the quarters in fiscal 2006, this will result in a tax benefit for each of the quarters. The Company has estimated and recorded an incremental benefit of $4,742 for the six months ended March 31, 2006, based on the results for the period. Because the actual benefit will be based on full year’s results, the Company will continue to monitor the expected tax impact of the FER provision, and adjust each quarter, as necessary.

2. Acquisitions

The Company accounts for the below mentioned acquisitions under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.”  Under the purchase method of accounting, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values was recorded as goodwill (see Note 7).  The fair value assigned to the tangible and intangible assets acquired and liabilities assumed was based upon estimates and assumptions developed by management and other information compiled by management, including a valuation, prepared by a third party valuation specialist, that utilized established valuation techniques appropriate for the industry.

Certain acquisitions also gave rise to the consolidation and elimination of certain personnel positions. The Company provided certain balance sheet adjustments for the same in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” At the closing of the respective acquisitions, the Company anticipated headcount reductions and, as such, included an estimated accrual for workforce reductions comprised of severance and employee benefits in the purchase price allocation for each respective acquisition. A rollforward of the workforce reduction accrual in connection with the respective acquisitions is provided in the discussions below.

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

Fiscal 2005 Acquisitions

Solgar (Final)

On August 1, 2005, the Company acquired substantially all the assets of Solgar Vitamin and Herb, a division of Wyeth Consumer Healthcare (“Wyeth”). The purchase price for this business was approximately $115,000. The Company has finalized the net asset value calculation and received $1,964 from the seller. The goodwill associated with this acquisition is deductible for tax purposes. The cash used for this acquisition was financed by an amendment and restatement of the Company’s existing Credit and Guarantee Agreement (“CGA”), which included a new Term Loan A for $120,000 which matures August 2010. The Company also incurred approximately $3,528 of direct transaction costs for a total purchase price of approximately $116,564. Additionally, related financing costs of approximately $1,147 were paid to secure the financing for this acquisition and recorded as deferred financing costs which will be amortized as interest expense until the maturity of Term Loan A (see Note 9).

Solgar, a prominent supplement company established in 1947, manufactures and distributes premium-branded nutritional supplements including multivitamins, minerals, botanicals and specialty formulas designed to meet the specific needs of men, women, children and seniors. Solgar’s headquarters and major manufacturing facility are located in Bergen County, New Jersey. Solgar’s products are sold at nearly 5,000 health food stores, natural product stores, natural pharmacies and specialty stores across the United States. Solgar will strengthen NBTY’s presence in the health food store market, as the Solgar brand focuses on serving the needs of the independent health food store across the United States and internationally.  This acquisition contributed $25,710 and $50,466 in net sales and $287 and $2,331 of pre-tax operating income to NBTY’s wholesale segment for the three and six months ended March 31, 2006, respectively.

At the closing of the Solgar acquisition, the Company anticipated headcount reductions and, as such, included an estimated accrual for workforce reductions of approximately $1,008 comprised of severance and employee benefits in the preliminary purchase price allocation (see included herein). The rollforward of the workforce reduction accrual is as follows:

Accrual at acquisition date August 1, 2005	$1,008
Payments through September 30, 2005	(891)
Accrual at September 30, 2005	117
Payments through December 31, 2005	(74)
Accrual at December 31, 2005	43
Adjustment to goodwill	(43)
Accrual at March 31, 2006	$—

SISU (Preliminary; see discussion below)

On June 8, 2005, the Company acquired SISU, Inc. (“SISU”), a Canadian-based manufacturer and distributor of premium quality vitamins and supplements sold to the independent health food stores. The purchase price for this business was approximately $8,224 in cash.  None of the goodwill associated with this acquisition is deductible for tax purposes. This acquisition contributed $3,227 and $6,424 in net sales

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

and marginal pre-tax operating profit to NBTY’s wholesale segment for the three and six months ended March 31, 2006, respectively.

Le Naturiste  (Final)

On February 25, 2005, the Company acquired Le Naturiste Jean-Marc Brunet (“Le Naturiste”), a chain of retail stores located throughout Quebec. Le Naturiste is an Eastern Canadian-based company in the business of developing, packaging, marketing and retailing an in-house range of privately-labeled health and natural products.  At the time of the acquisition, the Le Naturiste chain operated 99 company-owned stores and 4 franchised stores. The purchase price for this business was approximately $5,048 in cash. None of the goodwill associated with this acquisition is deductible for tax purposes. This acquisition contributed $4,366 and $8,969 in net sales and $575 and $1,648 of pre-tax operating loss to NBTY’s North American retail segment for the three and six months ended March 31, 2006, respectively.  As of March 31, 2006 the Le Naturiste chain operated 97 company-owned stores and 3 franchised stores.

The following provides an allocation of the purchase price in relation to the Le Naturiste, SISU and Solgar acquisitions. The SISU purchase price allocation is preliminary as noted below:

	Le Naturiste	SISU	Solgar
Assets acquired
Cash	$284	$—	$—
Accounts receivable, net	105	1,055	15,084
Inventories	2,392	1,915	37,405
Other current assets	599	272	336
Property, plant and equipment	2,466	890	19,239
Goodwill	98	1,541	14,747
Intangibles (principally brands and relationships)	960	3,791	35,010
Other assets	—	—	30
Total assets acquired	6,904	9,464	121,851
Liabilities assumed
Accounts payable and accrued liabilities	1,230	1,021	5,287
Other liabilities	626	219	—
Total liabilities assumed	1,856	1,240	5,287
Net assets acquired	$5,048	$8,224	$116,564

The preliminary allocation of the SISU purchase price noted above is subject to revision based on a provision in the purchase agreement which stipulates an adjustment to the purchase price between buyer and seller for the excess or shortfall of the final working capital threshold as stated in such agreement. The preliminary purchase price allocation is also subject to contingency payments based upon financial loss claims as specified in the purchase agreement. The purchase agreement stipulates the indemnification from the seller of any financial losses of SISU for the period from June 1, 2005 to May 31, 2006 up to the maximum amount of $500.  The completion of this process could potentially result in an adjustment to the purchase price. Upon completion of these events, final allocations to the acquired assets and liabilities could result in future adjustments to goodwill and actual results may differ from those presented herein.

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

Pro forma financial information related to Solgar, SISU and Le Naturiste are not provided as their impact was not material individually or in the aggregate to the Company’s interim condensed consolidated financial statements.

3. Investments

At September 30, 2005, investments consisted of auction rate securities (“ARS”) which were long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which occurs every 7 to 35 days. At September 30, 2005 the Company had investments in ARS of $39,900 which were classified as available-for-sale marketable securities with interest at rates that are reset every 7 days and had stated maturity dates ranging from 2014 to 2039. These investments were recorded at fair value; any unrealized gains/losses were included in other comprehensive income, unless a loss is determined to be other than temporary. Despite the long-term nature of their stated contractual maturities, there is a ready liquid market for these securities based on the interest reset mechanism. The Company classified such securities as current assets in the accompanying balance sheets because the Company had the ability and intent to sell these securities as necessary to meet its current liquidity requirements. On October 24, 2005, the Company liquidated and utilized all of its investment in ARS of $39,900 to pay a portion of the remaining redemption price on its 8 5/8% Notes tendered. (See Note 9 for further discussion of the Company’s redemption of its 8 5/8% Notes). As of September 30, 2005, there were no unrealized holding gains or losses.

Interest income included in ‘‘Miscellaneous, net’’ in the Consolidated Statements of Income was $383 and $1,115 and $423 and $656 for the three and six months ended March 31, 2006 and 2005, respectively.

4. Comprehensive income

Total comprehensive income for the Company includes net income, the effects of foreign currency translation, unrealized gains and losses on available-for-sale securities and changes in the fair value of the interest rate swap agreement treated as a cash flow hedging instrument, which are charged or credited to the accumulated other comprehensive income account within stockholders’ equity. Total comprehensive income for the three and six months ended March 31, 2006 and 2005 is as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2006	2005	2006	2005
Net income, as reported	$21,300	$20,867	$44,220	$50,760
Changes in:
Unrealized holding gains (losses)	1	4	(1)	5
Interest rate swap valuation adjustments	243	—	245	—
Write-off of accumulated other comprehensive income (a)	—	—	—	566
Foreign currency translation adjustments	2,077	(3,093)	(2,993)	6,692
Total comprehensive income	$23,621	$17,778	$41,471	$58,023

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

(a) As a result of the sale of assets in a foreign country in the prior period, the Company wrote off the related accumulated comprehensive income.

Accumulated other comprehensive income as of March 31, 2006 and September 30, 2005, net of taxes, was $14,837 and $17,586, respectively. Of these amounts, $14,604 and $17,596 relate to net gains on foreign currency translation adjustments at March 31, 2006 and September 30, 2005, respectively, and have been recorded in the shareholders’ equity section of the consolidated balance sheets.

The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in its European subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. Dollar.

During the six months ended March 31, 2006, the Company recorded a decrease in its deferred tax liability of $1,882 relating to other comprehensive losses incurred during this period. During the six months ended March 31, 2005, the Company recorded an increase in its deferred tax liability of $4,562 relating to other comprehensive income earned during this period.

5. Inventories

The components of inventories are as follows:

	March 31, 2006	September 30, 2005
Raw materials	$111,246	$146,134
Work-in-process	14,776	8,194
Finished goods	269,540	337,007
Total	$395,562	$491,335

6. Earnings per share (EPS)

Basic EPS computations are based on the weighted average number of common shares outstanding during the three and six month periods ended March 31, 2006 and 2005. Diluted EPS includes the dilutive effect of outstanding stock options, as if exercised. The following is a reconciliation between basic and diluted EPS:

	For the three months ended March 31,		For the six months ended March 31,
	2006	2005	2006	2005
Numerator:
Numerator for basic and diluted EPS— Net income	$21,300	$20,867	$44,220	$50,760
Denominator:
Denominator for basic EPS— weighted-average shares	67,195	67,290	67,194	67,130
Effect of dilutive securities:
Stock options	1,848	2,001	1,844	2,007
Denominator for diluted EPS— weighted-average shares	69,043	69,291	69,038	69,137
Basic EPS	$0.32	$0.31	$0.66	$0.76
Diluted EPS	$0.31	$0.30	$0.64	$0.73

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

7. Goodwill and Other Intangible Assets

Goodwill

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

The changes in the carrying amount of goodwill by segment for the six month period ended March 31, 2006, are as follows:

	Wholesale/US Nutrition	European Retail	Direct Response/ Puritan’s Pride	Consolidated
Balance at September 30, 2005	$73,590	$139,960	$15,197	$228,747
Purchase price settlements and adjustments	(1,734)	—	—	(1,734)
Closure of business entities	(645)	—	—	(645)
Foreign currency translation	(17)	(2,274)	—	(2,291)
Balance at March 31, 2006	$71,194	$137,686	$15,197	$224,077

The goodwill recorded as a result of the SISU acquisition is subject to revision as described in Note 2. Although management believes that the current allocation of the estimated purchase price is reasonable, the final allocation may differ significantly from the amounts reflected in the accompanying consolidated financial statements.

The decrease in the Wholesale / US Nutrition segment’s goodwill during the six months of fiscal 2006 is the result of the receipt of cash from Wyeth in connection with the determination by the Company and Wyeth of the final net asset calculation with respect to the Solgar acquisition. In addition, closure of the Solgar operations in Australia, Canada and Mexico, which occurred during the three months ended March 31, 2006, included the write-off of goodwill associated with these businesses.

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

Other Intangible Assets

Other definite lived intangibles are amortized on a straight-line basis over periods not exceeding 20 years. The carrying amount of acquired other intangible assets as of March 31, 2006 and September 30, 2005 is as follows:

	March 31, 2006		September 30, 2005
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets
Brands	$82,511	$9,373	$94,565	$8,608	20
Customer lists	61,954	30,262	61,963	28,299	2 - 15
Private label relationships	33,972	2,303	34,047	1,454	20
Trademarks and licenses	16,001	4,348	15,996	3,897	2 - 20
Covenants not to compete	2,776	2,644	2,777	2,565	3 - 5
	197,214	48,930	209,348	44,823
Indefinite lived intangible asset
Trademark	1,800	—	1,800	—
Total intangible assets	$199,014	$48,930	$211,148	$44,823

Due to continued difficult market conditions, the Company decided to discontinue its Carb Solutions low-carb product line, acquired as part of the acquisition of Rexall Sundown in 2003. Since the brands associated with this trademark had virtually no future undiscounted cash flow to support the carrying value, the Company wrote off the carrying value of the Carb Solutions trademarked brands of $10,450 during the three and six month period ended March 31, 2006. This impairment charge is included in “Trademark impairment” in the Company’s Condensed Consolidated Statements of Income for the three and six months ended March 31, 2006. See also Note 11, Impairments, Assets Held for Sale and Gain on Sale of Business Assets.

Aggregate amortization expense of other definite lived intangible assets included in the Condensed Consolidated Statements of Income under the caption “Selling, general and administrative” expenses for the three and six months ended March 31, 2006 and 2005 was approximately $3,097 and $6,220 and $2,635 and $5,305, respectively.

Estimated amortization expense:

Assuming no changes in the Company’s other intangible assets, estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the fiscal year ending September 30,
2006	$12,156
2007	$11,496
2008	$11,352
2009	$10,134
2010	$10,055

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

8. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows:

	March 31, 2006	September 30, 2005
Accrued compensation and related taxes	$25,887	$28,153
Income taxes payable	8,571	9,110
Accrued purchases	15,608	13,683
Litigation	9,519	11,337
Other	59,894	58,204
	$119,479	$120,487

9. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2006	September 30, 2005
Senior debt:
8 5/8% Senior subordinated notes, (“8 5/8% Notes”) net of unamortized discount of $173 at September 30, 2005(a)	$—	$75,369
7 1/8% Senior subordinated notes due 2015, (“7 1/8% Notes”) net of unamortized discount of $1,618 at March 31, 2006 and $1,763 at September 30, 2005(b)	188,382	198,237
Mortgages:
First mortgage payable in monthly principal and interest (7.375%) installments of $55, maturing May 2011	2,839	3,060
First mortgage; interest at LIBOR plus 1.5%; (approximating 6.1875% at March 31, 2006); payable in monthly principal and interest installments of $137; maturing August 2015(c)	12,518	12,878
Credit and Guarantee Agreement (“CGA”)(d):
Revolving Credit Facility, maturing July 2008	—	6,000
Term loan C; interest at LIBOR plus applicable margin; (approximating 6.8125% at March 31, 2006); maturing July 2009	7,791	138,163
Term loan A; interest at LIBOR plus applicable margin; (approximating 6.3125% at March 31, 2006); maturing August 2010	75,419	75,419
	286,949	509,126
Less: current portion	9,897	80,922
Total	$277,052	$428,204

(a)           At September 30, 2005, the 8 5/8% Notes were uncollateralized and subordinated in right of payment for all existing and future indebtedness of the Company. On August 25, 2005, NBTY initiated a cash tender offer (the “Offer”) for any and all of the 8 5/8% Notes. On September 23, 2005, NBTY announced the expiration of the Offer with a total of $74,458 aggregate principal amount of 8 5/8% Notes tendered, representing approximately 49.6% of the outstanding 8 5/8% Notes. On September 23,

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

2005, NBTY issued a Call for Redemption of these 8 5/8% Notes and accepted and paid for the $74,458 aggregate principal amount of 8 5/8% Notes tendered. The redemption price was equal to $1,000 per $1,000 principal amount of the 8 5/8% Notes validly tendered, plus accrued and unpaid interest to the redemption date. On October 24, 2005, the Company redeemed the remaining $75,542 aggregate principal amount of the 8 5/8% Notes outstanding. On such date, the Company paid $706 representing the remaining accrued interest due to the 8 5/8% Note holders and recorded an additional charge of $802 to interest expense in the Consolidated Statements of Income for the six months ended March 31, 2006 representing the unamortized portion of debt issuance costs of $629 and the unamortized bond discount of $173 associated with the original issuance.

(b)          In September 2005, the Company issued 10-year 7 1/8% Senior Subordinated Notes due 2015 (the “7 1/8% Notes”). The 7 1/8% Notes are guaranteed by all of the Company’s domestic subsidiaries except Solgar (which is obligated to provide in the future). These guarantees are full, unconditional and joint and several and uncollaterized and subordinated in right of payment for all existing and future indebtedness of the Company. (See Note 17 for the Condensed Consolidated Financial Statements of Guarantors of these 7 1/8% Notes). The 7 1/8% Notes are subject to redemption, at the option of the Company, in whole or in part, at any time on or after October 1, 2010, and prior to maturity at certain fixed redemption prices plus accrued interest. In addition, on or prior to October 1, 2008, the Company may redeem in the aggregate up to 35% of the 7 1/8% Notes with the net cash proceeds received by the Company from certain types of equity offerings (as defined), at a redemption value equal to 107.125% of the principal amount plus accrued interest, provided that at least 65% of the aggregate principal amount of notes remain outstanding immediately after any such redemption. The notes do not have any sinking fund requirements. Interest is paid semi-annually on every April 1st and October 1st.  In September 2005 the proceeds from this offering were utilized to pay down $44,581 of indebtedness under Term Loan A and $153 of indebtedness under Term Loan C (see (d) below).

                           In March 2006 the Company purchased, on the open market, $10,000 face value of the 7 1/8% Notes for $9,575. The Company recorded a gain on extinguishment of debt of $425 and wrote-off $264 of the related unamortized deferred financing fees in the three and six months ended March 31, 2006 as a result of this transaction.

(c)           The Company entered into a variable rate mortgage with JP Morgan Chase Bank on August 31, 2005 for a loan in the amount of $12,950 which is payable in monthly principal installments of $72 plus interest at LIBOR plus 1.5%. The mortgage matures on August 31, 2015, with the final payment of the then unpaid principal balance of approximately $4,317.  On August 31, 2005, the Company entered into an interest rate swap agreement (“SWAP”) to receive variable rate interest (LIBOR), and pay fixed rate interest (4.71%) which effectively converted the $12,950 mortgage to fixed rate debt.  The Company entered into this SWAP as a cash flow hedge in order to fix its interest payments on the mortgage. The SWAP, which expires August 2015, is amortizing so that the notional amount of the SWAP will decrease in tandem, dollar for dollar, with the scheduled principal payments on the mortgage. See below for further discussion of such agreement.

(d)          On August 1, 2005, in connection with the Company’s acquisition of Solgar, the Company amended and restated its existing credit agreement by adding a new Term Loan A of $120,000 and increasing its existing Revolving Credit Facility from $100,000 to $125,000. In September 2005, the Company paid down debt of $44,581, thereby permanently reducing Term Loan A from $120,000 to $75,419 (see

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

(b) above). During the six months ended March 31, 2006 the Company made scheduled principal payments of $372 and advanced early principal payments of $130,000 which reduced the Term Loan C facility from $138,163 to $7,791. Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. At March 31, 2006 and September 30, 2005, the borrowing rate for Term Loan C was approximately 6.8125% and 5.875%, respectively. At March 31, 2006 and September 30, 2005, the borrowing rate for Term Loan A was approximately 6.3125% and 5.25%, respectively. The Company is required to pay a commitment fee, which varies between .25% and .50% per annum, depending on the Company’s ratio of consolidated indebtedness to consolidated Adjusted EBITDA, on any unused portion of the revolving credit facility. The CGA defines Adjusted EBITDA as net income, excluding the aggregate amount of all non-cash losses reducing net income, plus interest, taxes, depreciation and amortization. Term Loan C requires the Company to make quarterly principal installments of approximately $20 thru June 30, 2008 and requires the last four quarterly principal installments to be balloon payments of approximately $1,903 beginning September 30, 2008. Term Loan A requires the Company to make quarterly principal installments of approximately $2,828 beginning September 30, 2006 and requires the last four quarterly principal installments to be balloon payments of approximately $10,370 beginning September 30, 2009. The current portion of Term Loan C and Term Loan A at March 31, 2006 was $80 and $8,485, respectively. The scheduled maturities are as follows:  Revolving Credit Facility - July 24, 2008, Term Loan C - July 24, 2009, and Term Loan A - August 1, 2010. Virtually all of the Company’s assets are collateralized under the amended and restated CGA. Under the CGA, the Company is obligated to maintain various financial ratios and covenants that are typical for such facilities.

SWAP Agreement:

The interest rate swap agreement is a contract to exchange a floating rate for a fixed rate interest payment over the life of the agreement without the exchange of the underlying notional amount. The notional amount of the interest rate swap agreement is used to measure interest to be paid or received and does not represent the amount of exposure to fluctuations in the fair value of debt. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest. The Company does not use derivative financial instruments for trading purposes. The Company records the fair value change in the value of the SWAP through Other Comprehensive Income (“OCI”), net of tax. At March 31, 2006, the SWAP was in an asset position valued at $333. At September 30, 2005, the SWAP was in a liability position valued at $65.

10. Income Taxes

The Company’s income tax expense is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business, and the Company’s ability to utilize state tax credits that will begin to expire in 2013. Therefore, the Company’s overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the six months ended March 31, 2006 was 27.0%, compared to 34.2% for the prior comparable period. The decline in the rate was mainly attributable to the impact of a provision in the American Jobs Creation Act of 2004 which relates to the Foreign Earnings Repatriation (“FER”) which will only impact quarters in the fiscal year ending 2006. The majority of the repatriation is expected to come from projected foreign earnings for the fiscal year ending September 30, 2006. As the Company has principally repatriated foreign

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

earnings in prior years, it is essentially repatriating current year foreign earnings at a more beneficial rate under the American Jobs Creations Act of 2004. To the extent there are foreign earnings generated during each of the quarters in fiscal 2006, this will result in a tax benefit for each of the quarters. The Company has estimated and recorded an incremental benefit of $4,742 (or 6.7% benefit) for the six months ended March 31, 2006, based on the results for the six months. Because the actual benefit will be based on full year’s results, the Company will continue to monitor the expected tax impact of the FER provision and adjust each quarter, as necessary.   The effective income tax rates are generally less than the U.S. federal statutory tax rate, primarily due to the enhanced structure of foreign subsidiaries which could also continue to impact future fiscal quarters, as well as the impact of a provision of the American Jobs Creation Act of 2004 related to Foreign Earnings Repatriation which should only impact the quarters in fiscal year 2006.

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

During the six months ended March 31, 2006, the Company evaluated certain stores, that had reached a certain level of maturity and were sustaining operating losses, for an impairment review under the provisions of SFAS 144. During the three and six months ended March 31, 2006 the Company recognized impairment charges of $146 and $2,271 on assets to be held and used. The impairment charges related primarily to leasehold improvements and furniture and fixtures for North American Retail operations and were included in the Consolidated Statements of Income under the caption “Selling, general and administrative” expenses for the three and six months ended March 31, 2006.

Due to continued difficult market conditions, the Company decided to discontinue its Carb Solutions low-carb product line, acquired as part of the acquisition of Rexall Sundown in 2003, since the trademark related to this brand had virtually no future undiscounted cash flow to support its carrying value. Accordingly,  the Company wrote off the carrying value of the Carb Solutions trademarked brands of $10,450 during the three and six month period ended March 31, 2006. See also Note 7, Goodwill and Other Intangible Assets.

Assets Held for Sale:

In December 2004, the Company entered into a contract with a real estate broker to facilitate the sale of the corporate building acquired in the 2003 Rexall acquisition at less than its carrying value of $10,508. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded an impairment charge to reduce the carrying value of the asset by $1,908. Such amount was charged to operations and is included in selling, general and administrative expenses for the six months ended March 31, 2005.

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

Gain on Sale of Business Assets:

In December 2004, the Company sold certain business assets of Food Supplement Corporation (“FSC”), a Manchester, U.K. based wholesale operation which included products sold to health food stores and pharmacies. In connection with the sale, proceeds of $5,766 were received and a $1,999 gain was realized and included in selling, general and administrative expenses for the six months ended March 31, 2005.

12.   Employee Benefits Plans

The Company maintains defined contribution plans which collectively cover substantially all full-time U.S. based employees. The defined contribution plans are funded through employer contributions to the Employee Stock Ownership Plan and through employees’ contributions and employer’s matching contributions to the 401(k) plan. The accompanying financial statements reflect contributions to these plans in the approximate amount of $1,742 and $2,410 and $878 and $2,048 for the three and six months ended March 31, 2006 and 2005, respectively.

Certain international subsidiaries of the Company (mainly in the U.K.) have company sponsored defined contribution plans to comply with local statutes and practices. The accompanying financial statements reflect contributions to these plans by such subsidiaries in the approximate amount of $1,059 and $1,318 and $334 and $698 for the three and six months ended March 31, 2006 and 2005, respectively.

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

The Company reports four segments: Wholesale / US Nutrition; North American Retail; European Retail; and Direct Response/Puritan’s Pride. All of the Company’s products fall into one of these four segments. The Wholesale / US Nutrition segment is comprised of several divisions, each targeting specific market groups which include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers. The North American Retail segment generates revenue through its 507 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its recently acquired Canadian operation of 97 Company-operated Le Naturiste stores and 3 franchised Le Naturiste stores. The European Retail segment generates revenue through its 590 Company-owned and

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

operated stores and 22 franchised stores. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees. The Direct Response/Puritan’s Pride segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phoning customer service representatives in New York, Illinois or the United Kingdom.

The following table represents key financial information of the Company’s business segments:

	For the three months ended March 31,		For the six months ended March 31,
	2006	2005	2006	2005
Wholesale / US Nutrition:
Net sales	$216,062	$182,556	$440,301	$362,174
Income from operations	$1,004	$12,376	$24,985	$36,098
Depreciation and amortization	$2,576	$2,461	$5,130	$4,955
Capital expenditures	$119	$401	$1,084	$623
Retail:
North America
Net sales	$61,681	$55,975	$120,123	$109,359
Income (loss) from operations	$1,410	$(4,549)	$(1,982)	$(7,683)
Depreciation and amortization	$1,125	$1,838	$2,598	$3,610
Capital expenditures	$443	$1,062	$1,339	$2,368
Locations open at end of period	607	660	607	660
Europe
Net sales	$143,026	$146,963	$282,592	$288,870
Income from operations	$40,616	$40,080	$76,404	$80,348
Depreciation and amortization	$2,636	$3,094	$5,294	$6,428
Capital expenditures	$1,795	$1,575	$2,692	$4,402
Locations open at end of period	612	605	612	605
Direct Response/Puritan’s Pride:
Net sales	$60,974	$57,220	$93,997	$102,580
Income from operations	$19,806	$15,269	$26,434	$29,146
Depreciation and amortization	$1,281	$1,293	$2,536	$2,582
Capital expenditures	$864	$132	$1,136	$249

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

	For the three months ended March 31,		For the six months ended March 31,
	2006	2005	2006	2005
Corporate/Manufacturing:
Corporate expenses	$(26,962)	$(25,692)	$(51,461)	$(51,294)
Interest	$(6,958)	$(5,881)	$(15,950)	$(11,573)
Miscellaneous, net	$997	$110	$2,146	$2,101
Depreciation and amortization—manufacturing	$4,384	$4,019	$8,715	$8,029
Depreciation and amortization—other	$1,898	$1,807	$3,771	$3,523
Capital expenditures—manufacturing	$7,073	$5,540	$13,034	$11,079
Capital expenditures—other	$1,384	$1,549	$1,881	$2,884
Consolidated totals:
Net sales	$481,743	$442,714	$937,013	$862,983
Income before provision for income taxes	$29,913	$31,713	$60,576	$77,143
Depreciation and amortization	$13,900	$14,512	$28,044	$29,127
Capital expenditures	$11,678	$10,259	$21,166	$21,605
Reconciliation to Income before provision for income taxes
Wholesale/US Nutrition:
Income from operations	$1,004	$12,376	$24,985	$36,098
Retail:
North America—Income (loss) from operations	1,410	(4,549)	(1,982)	(7,683)
Europe—Income from operations	40,616	40,080	76,404	80,348
Direct Response/Puritan’s Pride:
Income from operations	19,806	15,269	26,434	29,146
Corporate/Manufacturing:
Corporate expenses	(26,962)	(25,692)	(51,461)	(51,294)
Interest	(6,958)	(5,881)	(15,950)	(11,573)
Miscellaneous, net	997	110	2,146	2,101
Income before provision for income taxes	$29,913	$31,713	$60,576	$77,143

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

The Company’s net sales by segment is as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2006	2005	2006	2005
Net sales by location of customer
United States	$300,888	$276,133	$576,454	$537,437
United Kingdom	139,196	134,063	272,735	262,708
Holland	10,692	11,160	22,656	23,720
Ireland	4,244	4,433	8,126	8,184
Canada	8,066	2,226	16,589	2,515
Other foreign countries	18,657	14,699	40,453	28,419
Consolidated totals	$481,743	$442,714	$937,013	$862,983

The Company’s assets by segment are as follows:

	March 31, 2006	September 30, 2005
Wholesale/US Nutrition	$460,649	$549,631
North American Retail/Vitamin World	52,050	55,304
European Retail/Holland & Barrett/GNC (UK)	334,691	335,640
Direct Response/Puritan’s Pride	69,396	69,269
Corporate/Manufacturing	379,430	472,458
Consolidated totals	$1,296,216	$1,482,302

Approximately 35% and 34% of the Company’s net sales during the six months ended March 31, 2006 and 2005, respectively, were primarily denominated in currencies other than U.S. dollars, principally British Pounds, Euros and Canadian dollars.  A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company.

Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	March 31, 2006	September 30, 2005
Total Assets	29%	26%
Total Liabilities	9%	10%

14. Related Party Transactions

An entity owned by a relative of a director and the Chief Executive Officer received sales commissions from the Company of $163 and $329 and $202 and $388 for the three and six months ended March 31, 2006 and 2005, respectively.

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

15. Litigation Summary and Indemnification of Officers and Directors

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

California Action

On July 25, 2002, a putative consumer class-action lawsuit was filed in California state court against Met-Rx USA, Inc., a subsidiary of Rexall Sundown (“Met-Rx”), claiming that the advertising and marketing of certain prohormone supplements were false and misleading, or alternatively, that the prohormone products contained ingredients that were controlled substances under California law. Plaintiffs seek equitable and monetary relief. On June 18, 2004, this case was consolidated with several other class-action cases brought against other companies relating to the sale of products containing androstenediol, one of the prohormones contained in the Met-Rx products. The consolidated proceedings have been assigned to a coordination judge for further pretrial proceedings. No trial date has been set. The Court has not yet certified a class and the Court has temporarily stayed discovery in response to the recent bankruptcy filing by MuscleTech, one of the coordinated defendants. The Company has defended vigorously against the claims asserted. Because this action is still in the early stages, no determination can be made at this time as to its final outcome, nor can its materiality be accurately ascertained.

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

Shareholder Litigation

During the period from June 24, 2004 through September 3, 2004, six separate shareholder class-actions were filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of New York, on behalf of shareholders who purchased shares of the Company’s common stock between February 9, 2004 and July 22, 2004 (the potential “Class Period”). The actions allege that the Company failed to disclose material facts during the Class Period that resulted in a decline in the price of its stock after June 16, 2004 and July 22, 2004, respectively. The Court consolidated the six class-actions in March 2005 and appointed lead plaintiffs and counsel. The lead plaintiffs filed a consolidated amended complaint alleging an amended class period from November 10, 2003 to July 22, 2004. Along with the officers and directors, the Company filed a motion to dismiss the action. The motion was denied on May 1, 2006 and the matter will proceed to discovery.

In addition to the shareholder class-actions, two shareholder derivative actions were filed in the Eastern District of New York, on July 9, 2004 and August 26, 2004, respectively, against certain of the Company’s officers and directors, and the Company is named as a nominal defendant. The two derivative actions were consolidated, were predicated upon the allegations set forth in the shareholder class-actions and alleged improper sales of the Company’s shares by certain officers and directors. On December 27, 2004, the District Court granted the Company’s motion to dismiss this complaint. The plaintiffs filed an appeal. The Second Circuit Court of Appeal affirmed the dismissal on December 20, 2005. However, by letter dated February 27, 2006, one of the two derivative plaintiffs demanded that the Company’s board of directors file a civil action against certain officers and directors in connection with the allegations set forth in that derivative plaintiff’s original complaint. The board rejected this shareholder demand based upon its prior investigation of a similar demand by another alleged shareholder, as described below.

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

Indemnification of Officers and Directors

The Company is incorporated under the laws of Delaware. Section 145(a) of the Delaware General Corporation Law (the “DGCL”) provides that a corporation may indemnify officers and directors of the corporation against expenses incurred by them if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceedings, if they had no reasonable cause to believe that their conduct was unlawful.

As permitted by the DGCL, the Company has provided in its certificate of incorporation for the indemnification to the full extent permitted by Section 145 of the DGCL of the persons whom may be indemnified pursuant thereto. Further, the Company has provided in its certificate of incorporation that a director of the corporation shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director’s duty of loyalty to the corporation or its stockholders, (ii) for acts or omission not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the DGCL, or (iv) for any transaction from which the director derived an improper personal benefit.

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

Finally, the directors and officers of the Company are covered by directors’ and officers’ insurance policies maintained by the Company.

16. Stock-Based Compensation

Effective October 1, 2005 the Company adopted SFAS 123(R) using the “modified prospective” method. SFAS l23(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued and disallows the use of the intrinsic value method of accounting for stock-based compensation. Prior to October 1, 2005 the Company accounted for its stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations, as permitted by SFAS 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market value of the underlying stock at the date of grant. The Company provided additional disclosures with respect to the pro-forma amounts of net income and EPS had the Company recorded compensation expense in accordance with SFAS 123.

Stock options granted under the Company’s plans generally became exercisable on grant date and had a maximum term of ten years. There were no stock option grants during the six months ended March 31, 2006 and 2005, and all previously issued options were fully vested in fiscal year 2001. Accordingly, the Company did not recognize compensation expense for outstanding stock options during the three and six months ended March 31, 2006. Additionally, the proforma and actual net income and related earnings per share for the three and six months ended March 31, 2005 were the same.  Since all previously granted options are fully vested and the Company has not issued any other share-based payments, the adoption of SFAS 123(R) did not have any impact on the Company’s consolidated financial position or results of operations.

SFAS 123(R) also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow in periods subsequent to the adoption of SFAS 123(R), rather than as an operating cash flow as required under previous governing literature. As such, the income tax benefit of $15 recognized from the exercise of stock options during the six months ended March 31, 2006 is classified as a financing cash flow in the Condensed Consolidated Statement of Cash Flows. The income tax benefit of $194 recognized from the exercise of stock options during the six months ended March 31, 2005 is classified as an operating cash flow in the Condensed Consolidated Statement of Cash Flows.

On November 10, 2005, the FASB issued FSP 123(R)-3. The Company is considering whether to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The provisions of this FSP will also impact the determination of windfalls for purposes of calculating assumed proceeds under the treasury stock method

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

when determining the denominator for diluted EPS. The Company is currently evaluating which transition method it will use for calculating its APIC Pool. The guidance in FSP is effective on November 11, 2005. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company expects to complete its evaluation by September 30, 2006.

During the three and six months ended March 31, 2006, options for 10 and 13 shares of common stock were exercised, respectively, with aggregate proceeds of $47 and $65, respectively. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes for the intrinsic value of the options exercised of $41 for the six months ended March 31, 2006. Accordingly, a tax benefit of approximately $15 was credited to capital in excess of par in the six months ended March 31, 2006.

During the three and six months ended March 31, 2005, options for 33 shares of common stock were exercised with an aggregate exercise price of $191. As a result of the exercise of those options, the Company received a compensation deduction for tax purposes for the intrinsic value of the options exercised of $526 for the six months ended March 31, 2005. Accordingly, a tax benefit of approximately $194 was credited to capital in excess of par in the six months ended March 31, 2005.

A summary of stock option activity is as follows:

	Three months ended March 31, 2006		Six months ended March 31, 2006
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of shares	price	of shares	price
Outstanding at beginning of period	3,822	$5.78	3,825	$5.78
Exercised	(10)	$4.75	(13)	$5.01
Outstanding at end of period	3,812	$5.79	3,812	$5.79
Exercisable at end of period	3,812	$5.79	3,812	$5.79
Number of shares available for future grant	2,458

A summary of stock option exercise activity is as follows:

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Stock options exercised	10	33	13	33
Aggregate proceeds	$47	$191	$65	$191
Compensation deduction for tax purposes (intrinsic value)	$—	$526	$41	$526
Tax benefit credited to APIC	$—	$194	$15	$194

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$4.75 - $6.19	3,812	3.8	$5.79	3,812	$5.79

17. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

The 7 1/8% Notes are guaranteed by all of the Company’s domestic subsidiaries except Solgar (which is obligated to provide in the future). (See Note 9 Long-Term Debt for details concerning the 7 1/8% Notes). These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

(1)         Condensed consolidating financial statements as of March 31, 2006 and September 30, 2005 and for the three and six months ended March 31, 2006 and 2005 of (a) NBTY Inc., the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and

(2)         Elimination entries necessary to consolidate NBTY Inc., the parent, with guarantor and non-guarantor subsidiaries.

The condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of the subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto.

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2006

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12,145	$(4,308)	$55,042	$—	$62,879
Accounts receivable, net	—	61,225	18,839	—	80,064
Intercompany	(616,690)	149,396	467,294	—	—
Inventories	—	305,443	92,615	(2,496)	395,562
Deferred income taxes	—	23,630	19	—	23,649
Prepaid expenses and other current assets	—	14,553	16,901	—	31,454
Total current assets	(604,545)	549,939	650,710	(2,496)	593,608
Property, plant and equipment, net	39,195	196,964	78,686	—	314,845
Goodwill	—	77,810	146,267	—	224,077
Other intangible assets, net	—	100,602	49,482	—	150,084
Other assets	—	13,561	41	—	13,602
Note Receivable—Intercompany	347,860	—	—	(347,860)	—
Investments in subsidiaries	1,320,281	—	—	(1,320,281)	—
Total assets	$1,102,791	$938,876	$925,186	$(1,670,637)	$1,296,216
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$9,897	$—	$—	$—	$9,897
Accounts payable	—	39,297	27,851	—	67,148
Accrued expenses and other current liabilities	11,862	85,820	21,797	—	119,479
Total current liabilities	21,759	125,117	49,648	—	196,524
Long-term debt	277,052	—	347,860	(347,860)	277,052
Deferred income taxes	44,923	11,076	1,790	—	57,789
Other liabilities	1,451	3,291	2,503	—	7,245
Total liabilities	345,185	139,484	401,801	(347,860)	538,610
Commitments and contingencies
Stockholders’ equity
Common stock	537	—	—	—	537
Capital in excess of par	138,737	352,017	301,273	(653,290)	138,737
Retained earnings	603,495	447,375	232,544	(679,919)	603,495
Accumulated other comprehensive income	14,837	—	(10,432)	10,432	14,837
Total stockholders’ equity	757,606	799,392	523,385	(1,322,777)	757,606
Total liabilities and stockholders’ equity	$1,102,791	$938,876	$925,186	$(1,670,637)	$1,296,216

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF  SEPTEMBER 30, 2005

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$28,028	$(2,085)	$41,339	$—	$67,282
Investments	39,900	—	—	—	39,900
Accounts receivable, net	—	54,241	18,985	—	73,226
Intercompany	(477,810)	40,242	437,568	—	—
Inventories	—	386,503	107,771	(2,939)	491,335
Deferred income taxes	—	23,630	15	—	23,645
Prepaid expenses and other current assets	—	28,694	25,775	—	54,469
Total current assets	(409,882)	531,225	631,453	(2,939)	749,857
Property, plant and equipment, net	41,053	195,582	83,893	—	320,528
Goodwill	—	77,879	150,868	—	228,747
Other intangible assets, net	—	115,254	51,071	—	166,325
Other assets	—	16,816	29	—	16,845
Note Receivable—Intercompany	353,920	—	—	(353,920)	—
Investments in subsidiaries	1,244,402	—	—	(1,244,402)	—
Total assets	$1,229,493	$936,756	$917,314	$(1,601,261)	$1,482,302
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$80,922	$—	$—	$—	$80,922
Accounts payable	—	36,522	36,198	—	72,720
Accrued expenses and other current liabilities	(8,790)	83,680	45,597	—	120,487
Total current liabilities	72,132	120,202	81,795	—	274,129
Long-term debt	428,204	—	353,920	(353,920)	428,204
Deferred income taxes	11,890	43,384	1,818	—	57,092
Other liabilities	1,212	3,505	2,105	—	6,822
Total liabilities	513,438	167,091	439,638	(353,920)	766,247
Commitments and contingencies
Stockholders’ equity
Common stock	537	—	—	—	537
Capital in excess of par	138,657	352,019	301,272	(653,291)	138,657
Retained earnings	559,275	417,646	188,021	(605,667)	559,275
Accumulated other comprehensive income	17,586	—	(11,617)	11,617	17,586
Total stockholders’ equity	716,055	769,665	477,676	(1,247,341)	716,055
Total liabilities and stockholders’ equity	$1,229,493	$936,756	$917,314	$(1,601,261)	$1,482,302

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Continued)
Three Months Ended March 31, 2006
(in thousands, except per share amounts, number of locations and amortization periods)

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended March 31, 2006

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$316,886	$179,474	$(14,617)	$481,743
Costs and expenses:
Cost of sales	—	191,935	73,813	(14,617)	251,131
Advertising, promotion and catalog	—	21,057	6,009	—	27,066
Selling, general and administrative	22,850	71,962	62,410	—	157,222
Trademark impairment	—	10,450	—	—	10,450
	22,850	295,404	142,232	(14,617)	445,869
Income from operations	(22,850)	21,482	37,242	—	35,874
Other income (expense):
Equity in income of subsidiaries	36,809	—	—	(36,809)	—
Intercompany interest	5,414	—	(5,414)	—	—
Interest	(6,958)	—	—	—	(6,958)
Miscellaneous, net	206	(249)	1,040	—	997
	35,471	(249)	(4,374)	(36,809)	(5,961)
Income before provision for income taxes	12,621	21,233	32,868	(36,809)	29,913
(Benefit)/ provision for income taxes	(8,679)	7,431	9,861	—	8,613
Net income	$21,300	$13,802	$23,007	$(36,809)	$21,300

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Continued)
Three Months Ended March 31, 2006
(in thousands, except per share amounts, number of locations and amortization periods)

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended March 31, 2005

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$303,606	$150,875	$(11,767)	$442,714
Costs and expenses:
Cost of sales	—	175,916	61,932	(11,767)	226,081
Advertising, promotion and catalog	—	32,010	2,505	—	34,515
Selling, general and administrative	21,586	72,531	50,517	—	144,634
	21,586	280,457	114,954	(11,767)	405,230
Income from operations	(21,586)	23,149	35,921	—	37,484
Other income (expense):
Equity in income of subsidiaries	35,933	—	—	(35,933)	—
Intercompany interest	6,237	—	(6,237)	—	—
Interest	(5,881)	—	—	—	(5,881)
Miscellaneous, net	(74)	431	(247)	—	110
	36,215	431	(6,484)	(35,933)	(5,771)
Income before provision for income taxes	14,629	23,580	29,437	(35,933)	31,713
(Benefit)/ provision for income taxes	(6,238)	8,253	8,831	—	10,846
Net income	$20,867	$15,327	$20,606	$(35,933)	$20,867

NBTY, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Six Months Ended March 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$607,695	$354,440	$(25,122)	$937,013
Costs and expenses:
Cost of sales	—	371,208	150,994	(25,122)	497,080
Advertising, promotion and catalog	—	42,009	10,217	—	52,226
Selling, general and administrative	44,256	138,473	120,148	—	302,877
Trademark impairment	—	10,450	—	—	10,450
	44,256	562,140	281,359	(25,122)	862,633
Income from operations	(44,256)	45,555	73,081	—	74,380
Other income (expense):
Equity in income of subsidiaries	74,251	—	—	(74,251)	—
Intercompany interest	10,933	—	(10,933)	—	—
Interest	(15,950)	—	—	—	(15,950)
Miscellaneous, net	509	180	1,457	—	2,146
	69,743	180	(9,476)	(74,251)	(13,804)
Income before provision for income taxes	25,487	45,735	63,605	(74,251)	60,576
(Benefit)/provision for income taxes	(18,733)	16,007	19,082	—	16,356
Net income	$44,220	$29,728	$44,523	$(74,251)	$44,220

NBTY, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Six Months Ended March 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$598,628	$295,558	$(31,203)	$862,983
Costs and expenses:
Cost of sales	—	350,204	119,033	(31,203)	438,034
Advertising, promotion and catalog	—	50,405	4,893	—	55,298
Selling, general and administrative	43,754	141,830	97,452	—	283,036
	43,754	542,439	221,378	(31,203)	776,368
Income from operations	(43,754)	56,189	74,180	—	86,615
Other income (expense):
Equity in income of subsidiaries	80,983	—	—	(80,983)	—
Intercompany interest	12,534	—	(12,534)	—	—
Interest	(11,578)	—	5	—	(11,573)
Miscellaneous, net	171	935	995	—	2,101
	82,110	935	(11,534)	(80,983)	(9,472)
Income before provision for income taxes	38,356	57,124	62,646	(80,983)	77,143
(Benefit)/provision for income taxes	(12,404)	19,993	18,794	—	26,383
Net income	$50,760	$37,131	$43,852	$(80,983)	$50,760

NBTY, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

NBTY, INC and SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$44,220	$29,728	$44,523	$(74,251)	$44,220
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(74,251)	—	—	74,251	—
Provision relating to impairments and disposals of property, plant and equipment	—	2,414	1,519	—	3,933
Depreciation and amortization	3,771	16,068	8,205	—	28,044
Foreign currency transaction loss (gain)	75	(120)	64	—	19
Amortization and write-off of deferred financing costs	2,976	—	—	—	2,976
Amortization and write-off of bond discount	318	—	—	—	318
Gain on extinguishment of debt	(425)	—	—	—	(425)
Impairment on trademark	—	10,450	—	—	10,450
Provision for allowance for doubtful accounts	—	1,068	304	—	1,372
Inventory reserves	—	2,899	252	—	3,151
Deferred income taxes	42	1,776	635	—	2,453
Changes in operating assets and liabilities:
Accounts receivable	—	(7,202)	(539)	—	(7,741)
Inventories	—	77,718	13,329	—	91,047
Prepaid expenses and other current assets	—	10,645	8,461	—	19,106
Other assets	—	1,171	—	—	1,171
Accounts payable	—	5,191	(7,973)	—	(2,782)
Accrued expenses and other liabilities	20,893	1,968	(22,185)	—	676
Net cash (used in) provided by operating activities	(2,381)	153,774	46,595	—	197,988
Cash flows from investing activities:
Intercompany accounts	168,351	(139,668)	(28,683)	—	—
Purchase of property, plant and equipment	(1,515)	(16,329)	(3,322)	—	(21,166)
Proceeds from sale of property, plant and equipment	—	—	77	—	77
Proceeds from sale of available-for-sale marketable securities	39,900	—	—	—	39,900
Purchase price settlements, net	1,846	—	—	—	1,846
Purchase of intangible assets	—	—	(228)	—	(228)
Net cash provided by (used in) investing activities	208,582	(155,997)	(32,156)	—	20,429
Cash flows from financing activities:
Principal payments under long-term debt agreements	(216,071)	—	—	—	(216,071)
Principal payments under the Revolving Credit Facility	(6,000)	—	—	—	(6,000)
Tax benefit from exercise of stock options	15	—	—	—	15
Proceeds from stock options exercised	65	—	—	—	65
Net cash used in financing activities	(221,991)	—	—	—	(221,991)
Effect of exchange rate changes on cash and cash equivalents	(93)	—	(736)	—	(829)
Net (decrease) increase in cash and cash equivalents	(15,883)	(2,223)	13,703	—	(4,403)
Cash and cash equivalents at beginning of period	28,028	(2,085)	41,339	—	67,282
Cash and cash equivalents at end of period	$12,145	$(4,308)	$55,042	$—	$62,879

NBTY, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

NBTY, INC and SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$50,760	$37,131	$43,852	$(80,983)	$50,760
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(80,983)	—	—	80,983	—
(Gain) provision relating to impairments and disposals of
property, plant and equipment	(10)	37	(2)	—	25
Depreciation and amortization	3,504	19,088	6,535	—	29,127
Foreign currency transaction (gain) loss	(75)	(494)	118	—	(451)
Amortization and write-off of deferred financing costs	1,216	—	—	—	1,216
Amortization and write-off of bond discount	80	—	—	—	80
Compensation expense for ESOP	1,135	—	—	—	1,135
Impairment on asset held for sale	—	1,908	—	—	1,908
Gain on sale of business assets	—	565	(2,564)	—	(1,999)
Recovery of allowance for doubtful accounts	—	(672)	—	—	(672)
Inventory reserves	—	1,828	—	—	1,828
Tax benefit from exercise of stock options	194	—	—	—	194
Deferred income taxes	68	2,865	1,024	—	3,957
Changes in operating assets and liabilities:				—
Accounts receivable	—	17,332	2,568	—	19,900
Inventories	—	(76,437)	(8,859)	—	(85,296)
Prepaid expenses and other current assets	—	9,452	6,948	—	16,400
Other assets	—	335	—	—	335
Accounts payable	—	5,508	(6,662)	—	(1,154)
Accrued expenses and other liabilities	18,925	17,608	(19,749)	—	16,784
Net cash (used in) provided by operating activities	(5,186)	36,054	23,209	—	54,077
Cash flows from investing activities:
Intercompany accounts	25,780	(23,679)	(2,101)	—	—
Purchase of property, plant and equipment	(3,702)	(13,470)	(4,433)	—	(21,605)
Proceeds from sale of property, plant and equipment	10	47	13	—	70
Proceeds from sale of trademark	—	30	—	—	30
Proceeds from sale of business assets	—	—	5,766	—	5,766
Cash paid for acquisitions, net of cash acquired	(4,764)	—	—	—	(4,764)
Purchase of intangible assets	—	—	(563)	—	(563)
Net cash provided by (used in) investing activities	17,324	(37,072)	(1,318)	—	(21,066)
Cash flows from financing activities:
Principal payments under long-term debt agreements	(17,974)	—	(3)	—	(17,977)
Proceeds from stock options exercised	191	—	—	—	191
Purchase of treasury stock	(176)	—	—	—	(176)
Net cash used in financing activities	(17,959)	—	(3)	—	(17,962)
Effect of exchange rate changes on cash and cash equivalents	579	—	889	—	1,468
Net (decrease) increase in cash and cash equivalents	(5,242)	(1,018)	22,777	—	16,517
Cash and cash equivalents at beginning of period	13,213	(6,953)	15,491	—	21,751
Cash and cash equivalents at end of period	$7,971	$(7,971)	$38,268	$—	$38,268

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

NBTY is a leading vertically integrated manufacturer, marketer, distributor and retailer of a broad line of high-quality, value-priced nutritional supplements in the United States and throughout the world. The Company markets approximately 22,000 products under third party and the Company’s brands, including Nature’s Bounty®, Vitamin World®, Puritan’s Pride®, Holland & Barrett®, Rexall®, Sundown®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®, GNC (UK)®, DeTuinen®, Le Naturiste™, SISU® and Solgar®.

NBTY markets its products through four distribution channels: (i) Wholesale/US Nutrition: wholesale distribution to drug store chains, supermarkets, discounters, independent pharmacies, and health food stores, (ii) North American Retail: Vitamin World and Nutrition Warehouse retail stores in the U.S. and Le Naturiste retail stores in Canada, (iii) European Retail: Holland & Barrett, Nature’s Way, GNC (UK), and DeTuinen retail stores in the U.K., Ireland, and the Netherlands, and (iv) Direct Response: Puritan’s Pride sales via catalogs and Internet. During the fiscal second quarter of 2006, Vitamin World closed 17 stores.  During the six months ended March 31, 2006, Vitamin World opened 5 new stores, closed 40 stores and at the end of the period operated 507 stores. During the fiscal second quarter of 2006, the Le Naturiste chain closed one franchised store and at March 31, 2006, there were 97 company-owned stores and 3 franchised stores.   During the fiscal second quarter of 2006, the Company’s European Retail division opened 2 new stores. During the six months ended March 31, 2006, the Company’s European Retail division opened 4 new stores, closed 4 stores and at the end of the period 612 stores in the U.K., Ireland and the Netherlands were in operation.

In fiscal 2005, the Company completed three acquisitions: (i) on February 25, 2005, Le Naturiste Jean-Marc Brunet, a chain of 103 retail stores throughout Quebec, Canada in the business of developing, packaging, marketing and retailing a range of in-house private-label health and natural products; (ii) on June 8, 2005, SISU, Inc., a Canadian-based manufacturer and distributor of a premium line of vitamins and supplements; and (iii) on August 1, 2005, Solgar Vitamin and Herb, a division of Wyeth Consumer Healthcare and a manufacturer and distributor of premium-branded nutritional supplements, including multivitamins, minerals, botanicals and specialty formulas. For more information regarding the Company’s acquisitions, see the Notes to the Company’s Consolidated Financial Statements contained elsewhere herein.  The Company continues to evaluate acquisition opportunities across the industry and around the world.

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

	For the three months ended March 31,		For the six months ended March 31,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of sales	52.1%	51.1%	53.0%	50.8%
Advertising, promotion and catalog	5.6%	7.8%	5.6%	6.4%
Selling, general and administrative	32.6%	32.6%	32.3%	32.8%
Trademark impairment	2.2%	0.0%	1.1%	0.0%
	92.6%	91.5%	92.1%	90.0%
Income from operations	7.4%	8.5%	7.9%	10.0%
Other income (expense):
Interest	-1.4%	-1.3%	-1.7%	-1.3%
Miscellaneous, net	0.2%	0.0%	0.2%	0.2%
	-1.2%	-1.3%	-1.5%	-1.1%
Income before provision for income taxes	6.2%	7.2%	6.5%	8.9%
Provision for income taxes	1.8%	2.5%	1.7%	3.1%
Net income	4.4%	4.7%	4.7%	5.8%

For the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005:

Net sales.   Net sales by segment during the current fiscal quarter ended March 31, 2006 as compared with the prior comparable period is as follows:

	Three months ended March 31,		Dollar Change	Percentage Change
	2006	2005	2006 vs. 2005	2006 vs. 2005
Wholesale/US Nutrition	$216,062	$182,556	$33,506	18.4%
North American Retail/Vitamin World	61,681	55,975	5,706	10.2%
European Retail/Holland & Barrett/GNC (UK)	143,026	146,963	(3,937)	-2.7%
Director Response/Puritan’s Pride	60,974	57,220	3,754	6.6%
Total	$481,743	$442,714	$39,029	8.8%

Net sales for the Wholesale/US Nutrition segment, which markets certain brands including Nature’s Bounty, Sundown and Solgar brands, increased primarily due sales from acquisitions of the Solgar  and SISU brands on August 1, 2005 and June 8, 2005, respectively. Net sales for the Solgar and SISU brands

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION  and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

for the three months ended March 31, 2006 were $25,710 and $3,227, respectively. The balance of the increase is attributed to sales incentives and promotional advertising. The Company continues to adjust shelf space allocation between the US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition’s position in the mass market. Product returns were $3,262 for the three months ended March 31, 2006 as compared to $10,281 for the prior comparable period. The product returns for the three months ended March 31, 2006 are mainly attributable to returns in the ordinary course of business. The product returns for the three months ended March 31, 2005 were comprised of low carb related products and reallocations of the US Nutrition brands (certain slow selling Rexall brands were replaced with faster selling Nature’s Bounty brand products), as well as other normal returns in the ordinary course of business. The Company expects the normalized return rates in the future to be approximately $20,000 annually. US Nutrition continues to leverage valuable consumer sales information obtained from the Company’s Vitamin World retail stores and Puritan’s Pride direct-response/e-commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales.  For the three months ended March 31, 2006 and March 31, 2005, two customers of the Wholesale/US Nutrition division represented, individually, more than 10% of the Wholesale/US Nutrition segment’s net sales. One of these customers is primarily a supplier to the other customer; therefore, changes in the Company’s business relationship with either customer would likely result in the loss of most of the net sales to both customers.  While no one customer represented individually more than 10% of the Company’s consolidated net sales, the loss of either one of these customers would have a material adverse effect on the Wholesale/US Nutrition segment if the Company is unable to replace such customer(s).

North American Retail net sales increased primarily due to the acquisition of Le Naturiste on February 25, 2005. The increase in net sales for Le Naturiste during the three months ended March 31, 2006 as compared to the prior comparable period was $2,782. Additionally, same store sales for stores open more than one year increased 9.5% (or $4,693). The number of customers in the Savings Passport Program, a customer loyalty program, increased approximately 0.6 million to 6.2 million customers, as compared to 5.6 million customers at the end of the prior comparable period.  The Savings Passport Card is used to increase customer traffic and provide incentives for customers to purchase at Vitamin World. It is an additional tool for the Company to track customer preferences and purchasing trends. During the second half of fiscal 2006, Vitamin World anticipates closing an additional 30 stores as these stores come up for lease renewal. The Company does not anticipate any significant additional charges with respect to these store closures.  During the three months ended March 31, 2006, Vitamin World closed 17 under-performing stores and at the end of the period operated 507 stores. The Company operated 557 Vitamin World stores in the U.S. as of March 31, 2005. During the three months ended March 31, 2006, the Le Naturiste chain closed one franchised store and at the end of the period operated 97 company-owned stores and 3 franchised stores.  At  March 31, 2005, the Le Naturiste chain operated 99 company-owned stores and 4 franchised stores.

The European Retail same store sales for stores open more than one year decreased 0.9% (or $1,325) as compared to the prior comparable quarter. These European Retail net sales results include the unfavorable effect of the exchange rate for the British Pound ($10,654 or 7.2%).  In local currency, the increase in same store sales for stores open more than one year was 6.8%. The European Retail division continues to leverage its premier status, high street locations and brand awareness to achieve these results.

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION  and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

During the current fiscal quarter, the Company’s European Retail division opened 2 new stores and at the end of the quarter 612 stores in the U.K., Ireland and the Netherlands were in operation. The Company projects that, during the remaining two fiscal quarters, it will open as many as 16 additional new retail stores in the U.K. and Ireland. At March 31, 2005, 605 stores in the U.K., Ireland and the Netherlands were in operation.

Direct Response/Puritan’s Pride net sales increased due to an increase in the average sales order size.  The average order size increased 17% as compared to the prior comparable period. On-line net sales comprised 33% of this segment’s net sales and increased 26% for the three months ended March 31, 2006 as compared to the prior comparable period. The Company remains the leader in the direct response and e-commerce sectors and continues to increase the number of products available via its catalog and websites.

Cost of sales.   Cost of sales for the current fiscal quarter ended March 31, 2006 as compared to the prior comparable period is as follows:

	Three months		Three months
	ended March 31,		ended March 31,
	2006	% of net sales	2005	% of net sales
Net sales	$481,743	100.0%	$442,714	100.0%
Cost of sales	251,131	52.1%	226,081	51.1%
Gross profit	$230,612	47.9%	$216,633	48.9%

Gross profit as a percentage of net sales by segment for the current fiscal quarter ended March 31, 2006 as compared to the prior comparable period is as follows:

	Gross profit by segment
	Three months ended March 31,		Percentage Change
	2006	2005	2006 vs. 2005
Wholesale/US Nutrition	29.6%	34.2%	-4.6%
North American Retail/Vitamin World	58.7%	53.4%	5.3%
European Retail/Holland & Barrett/GNC (UK)	64.3%	61.7%	2.6%
Direct Response/Puritan's Pride	63.3%	58.9%	4.4%
Total	47.9%	48.9%	-1.0%

The Wholesale/US Nutrition segment’s gross profit as a percentage of net sales for the current fiscal quarter decreased from the prior comparable period. The gross profit for this segment was affected by changes in product mix, increases in promotional incentives and competitive pricing in the joint care category during the three months ended March 31, 2006 as well as the contraction in the low carb market which resulted in an increase in unsaleable product returns in the prior comparable period. During the three months ended March 31, 2006, there were $3,262 in product returns as compared to $10,281 in product returns for the prior comparable period. The North American Retail gross profit increased primarily due to a change in the promotional strategy at store level. The European Retail gross profit increased due to different promotional programs in effect this period as compared to the prior comparable

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION  and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

period.  Direct Response/Puritan’s Pride gross profit increased due to varied price promotions offered to customers.

Advertising, promotion and catalog.   Total advertising, promotion and catalog expenses for the three months ended March 31, 2006 and 2005 is as follows:

	Three months ended March 31,		Dollar Change	Percentage Change
	2006	2005	2006 vs. 2005	2006 vs. 2005
Advertising, promotions, catalogs	$24,198	$31,026	$(6,828)	-22%
Catalog printing and mailing	2,868	3,489	(621)	-18%
Total	$27,066	$34,515	$(7,449)	-22%
Percentage of net sales	5.6%	7.8%

The decrease in advertising between the three months ended March 31, 2006 and the prior comparable period is mainly due to the discontinuance of aggressive promotions for some of the Company’s leading brands. NBTY creates its own advertising materials through its in-house staff of associates. In the U.K. and Ireland, both Holland & Barrett and Nature’s Way advertise on television and in national newspapers and conducted sales promotions. GNC (UK) and De Tuinen also advertise in newspapers and conduct sales promotions. SISU advertises in trade journals and magazines and conducts sales promotions.

Total advertising, promotion and catalog expenses by segment during the current fiscal quarter ended March 31, 2006 as compared with the prior comparable period is as follows:

	Three months ended		Dollar	Percentage
	March 31,		Change	Change
	2006	2005	2006 vs. 2005	2006 vs. 2005
Wholesale/US Nutrition	$15,327	$24,251	$(8,924)	-37%
North American Retail/Vitamin World	2,015	1,923	92	5%
European Retail/Holland & Barrett/GNC (UK)	4,148	1,997	2,151	108%
Direct Response /Puritan’s Pride	5,495	6,263	(768)	-12%
Corporate	81	81	—	0%
Total	$27,066	$34,515	$(7,449)	-22%
Percentage of net sales	5.6%	7.8%

The Wholesale/US Nutrition segment’s advertising expenses decreased primarily due to a decrease in advertising for Sundown® branded product in the current period as compared to the prior comparable period, in addition to decreased advertising spending for low carb and certain joint care products in the current period.

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

Selling, general and administrative expenses.   Selling, general and administrative expenses by segment during the current fiscal quarter ended March 31, 2006 as compared with the prior comparable period is as follows:

	Three months ended		Dollar	Percentage
	March 31,		Change	Change
	2006	2005	2006 vs. 2005	2006 vs. 2005
Wholesale/US Nutrition	$37,094	$25,748	$11,346	44%
North American Retail/Vitamin World	32,785	32,520	265	1%
European Retail/Holland & Barrett/GNC (UK)	47,168	48,579	(1,411)	-3%
Direct Response/Puritan’s Pride	13,293	12,176	1,117	9%
Corporate	26,882	25,611	1,271	5%
Total	$157,222	$144,634	$12,588	9%
Percentage of net sales	32.6%	32.6%

The European Retail’s selling, general and administrative expense decrease of $1,411 includes $3,532 attributable to foreign exchange.

Selling, general and administrative expense detail for the current fiscal quarter ended March 31, 2006 as compared with the prior comparable period is as follows:

	Three months ended		Dollar	Percentage
	March 31,		Change	Change
	2006	2005	2006 vs. 2005	2006 vs. 2005
Payroll	$68,531	$60,583	$7,948	13%
Rent	27,776	28,356	(580)	-2%
Freight	12,579	11,514	1,065	9%
Real estate taxes	5,500	5,153	347	7%
Insurance	6,303	6,760	(457)	-7%
Impairments of long-lived assets	146	—	146	100%
Impairment charge on building held for sale	—	650	(650)	-100%
Other	36,387	31,618	4,769	15%
Total	$157,222	$144,634	$12,588	9%

The net increase in selling, general and administrative expense is attributable to the following:  Payroll costs increased mainly due to recent business acquisitions and general salary increases. Freight costs increased mainly due to an increase in sales.

Trademark impairment.   Due to continued difficult market conditions, the Company decided to discontinue its Carb Solutions low-carb product line, acquired as part of the acquisition of Rexall Sundown in 2003, since the trademark related to this brand had virtually no future undiscounted cash flow to support its carrying value. Accordingly, the Company wrote off the carrying value of the Carb Solutions trademarked brands of $10,450 during the three months ended March 31, 2006.

Interest expense.   The two major components of interest expense are interest on Senior Subordinated Notes and interest on the Credit and Guarantee Agreement (“CGA”) used for acquisitions,

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

capital expenditures and other working capital needs. At March 31, 2006, the CGA consisted of a $125,000 Revolving Credit Facility, which had no borrowings outstanding, a Term Loan C, which had borrowings outstanding of $7,791 and a Term Loan A, which had borrowings outstanding of $75,419. Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR, plus applicable margin.

At March 31, 2006 the annual borrowing rate for Term Loan C was approximately 6.8125% and the annual borrowing rate for Term Loan A was approximately 6.3125%. Interest expense during the current fiscal quarter ended March 31, 2006 as compared with the prior comparable period is as follows:

	Three months ended		Dollar
	March 31,		Change
	2006	2005	2006 vs. 2005
Interest expense	$6,958	$5,881	$1,077
Percentage of net sales	-1.4%	-1.3%

Interest expense increased due to a number of factors, including an increase in interest rates in the current period as compared to the prior comparable period. As noted above, at March 31, 2006 the annual borrowing rate for Term Loan C was approximately 6.8125%. At March 31, 2005, the rate was approximately 4.875%. Additionally, included in interest expense for the three months ended March 31, 2006 is interest on Term Loan A of $1,165. Term Loan A (original principal amount of $120,000) was issued on August 1, 2005 in connection with the Company’s acquisition of Solgar. As this debt was not outstanding during the three months ended March 31, 2005, there was no such interest expense in the prior comparable period. Also included in the interest expense for the three months ended March 31, 2006 are write-offs of deferred finance costs of $1,101 associated with Term Loan C due to advanced principal payments of $85,000 (reduction to principal) during the current fiscal quarter. In addition, the interest expense for the three months ended March 31, 2006 includes a write-off of debt issuance costs of $264 in connection with the $10,000 early extinguishment of the 2015 Notes. These increases were offset by a decrease in interest expense associated with Term Loan C of $793 due to advanced principal payments and capitalized interest of $544.

Miscellaneous, net.   Miscellaneous, net during the current fiscal quarter ended March 31, 2006 as compared to the prior comparable period is as follows:

	Three months ended		Dollar
	March 31,		Change
	2006	2005	2006 vs. 2005
Miscellaneous, net	$997	$110	$88797
Percentage of net sales	0.2%	0.0%

The increase in Miscellaneous, net for the current quarter ended March 31, 2006 as compared to the prior comparable period is primarily attributable to the following:

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

	Three months ended		Dollar
	March 31,		Change
	2006	2005	2006 vs. 2005
Foreign exchange transaction gain/(loss)	$257	$(464)	$721
Rental income	317	39	278
Investment income	383	423	(40)
Other	40	112	(72)
Total	$997	$110	$887

Income taxes.   Income tax expense for the current fiscal quarter ended March 31, 2006 as compared to the prior comparable period, and the respective effective income tax rates, are as follows:

	Three months ended		Dollar
	March 31,		Change
	2006	2005	2006 vs. 2005
Provision for income taxes	$8,613	$10,846	$(2,233)
Effective income tax rate	28.8%	34.2%

The Company’s income tax expense is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business, and the Company’s ability to utilize state tax credits that will begin to expire in 2013. Therefore, the Company’s overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended March 31, 2006 was 28.8%, compared to 34.2% in the fiscal first quarter ended March 31, 2005. The decline in the rate is mainly attributable to the impact of the Foreign Earnings Repatriation (“FER”) provision in the American Jobs Creation Act of 2004, which will only impact quarters in fiscal year 2006 (see discussion below). As the Company has principally repatriated foreign earnings in prior years, it is essentially repatriating current year foreign earnings at a more beneficial rate under the American Jobs Creations Act of 2004. To the extent there are foreign earnings generated during each of the quarters in fiscal 2006, this will result in a tax benefit for each of the quarters. The Company has estimated and recorded an incremental benefit of $2,623 (or 6.7% benefit) for the quarter ended March 31, 2006, based on the results for the quarter. Because the actual benefit will be based on full year’s results, the Company will continue to monitor the expected tax impact of the FER provision, and adjust each quarter as necessary.   The effective income tax rates are generally less than the U.S. federal statutory tax rate primarily due to the enhanced structure of foreign subsidiaries, which could continue to impact future fiscal quarters, as well as the impact of the FER provision of the American Jobs Creation Act of 2004 noted above.

The Company has completed its evaluation of the application of the FER provision and determined that it will likely realize a benefit by repatriating funds in accordance with the FER provision. As such, the Company has developed a Domestic Reinvestment Plan to reinvest the repatriated funds in the U.S. in qualifying activities, pursuant to the terms of the FER provision and subsequent guidance issued by the IRS. This plan calls for the repatriation of up to $122,500 during the fiscal year ending September 30, 2006. A portion of the repatriation includes foreign earnings related to the fiscal year ended September 30, 2005 and to earlier fiscal years.

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

Net income.   After income taxes, the Company’s net income in the fiscal second quarter ended March 31, 2006 as compared to the prior comparable period, and the respective basic and diluted earnings per share, are as follows:

	Three months ended		Dollar
	March 31,		Change
	2006	2005	2006 vs. 2005
Net income	$21,300	$20,867	$433
Percentage of net sales	4.4%	4.7%
Net income per share:
Basic	$0.32	$0.31
Diluted	$0.31	$0.30

For the six month period ended March 31, 2006 compared to the six month period ended March 31, 2005:

Net sales.   Net sales by segment for the six month period ended March 31, 2006 as compared with the prior comparable period is as follows:

	Six months ended March 31,		Dollar Change	Percentage Change
	2006	2005	2006 vs. 2005	2006 vs. 2005
Wholesale/US Nutrition	$440,301	$362,174	$78,127	21.6%
North American Retail/Vitamin World	120,123	109,359	10,764	9.8%
European Retail/Holland & Barrett/ GNC (UK)	282,592	288,870	(6,278)	-2.2%
Direct Response/Puritan’s Pride	93,997	102,580	(8,583)	-8.4%
Total	$937,013	$862,983	$74,030	8.6%

Net sales for the Wholesale / US Nutrition segment, which markets certain brands including Nature’s Bounty, Sundown and Solgar brands, increased primarily due to sales from acquisitions of the Solgar  and SISU brands on August 1, 2005 and June 8, 2005, respectively. Net sales for the Solgar and SISU brands for the six months ended March 31, 2006 were $50,466 and $6,424, respectively. The balance of the increase is attributable to sales incentives and promotional advertising. The Company continues to adjust shelf space allocation between the US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition’s position in the mass market. Product returns were $14,707 for the six months ended March 31, 2006 as compared to $22,004 for the prior comparable period. The product returns for the six months ended March 31, 2006 are comprised of low carb related products as well as returns in the ordinary course of business. The product returns for the six months ended March 31, 2005 were comprised of low carb related products, reallocations of the US Nutrition brands (certain slow selling Rexall brands were replaced with faster selling Nature’s Bounty brand products), as well as other normal returns in the ordinary course of business. The Company expects the normalized return rates in the future to be approximately $20,000 annually. US Nutrition continues to leverage valuable consumer sales information obtained from the Company’s Vitamin World retail stores and Puritan’s Pride direct-response/e-commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales.  For the six months ended March 31, 2006 and March 31, 2005, two customers of the Wholesale / US Nutrition division represented,

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

individually, more than 10% of the Wholesale / US Nutrition segment’s net sales. One of these customers is primarily a supplier to the other customer; therefore, changes in the Company’s business relationship with either customer would likely result in the loss of most of the net sales to both customers.  While no one customer represented individually more than 10% of the Company’s consolidated net sales, the loss of either one of these customers would have a material adverse effect on the Wholesale / US Nutrition segment if the Company is unable to replace such customer(s).

North American Retail net sales increased primarily due to the acquisition of Le Naturiste on February 25, 2005. The increase in net sales for Le Naturiste acquisition during the six months ended March 31, 2006 as compared to March 31, 2005 was $7,386. Additionally, same store sales for stores open more than one year increased 5.9% (or $5,702). The number of customers in the Savings Passport Program, a customer loyalty program, increased approximately 0.6 million to 6.2 million customers, as compared to 5.6 million customers at the end of the prior comparable period.  The Savings Passport Card is used to increase customer traffic and provide incentives for customers to purchase at Vitamin World. It is an additional tool for the Company to track customer preferences and purchasing trends. During the second half of fiscal 2006, Vitamin World anticipates closing an additional 30 stores as these stores come up for lease renewal. The Company does not anticipate any significant additional charges with respect to these store closures.  During the six months ended March 31, 2006, Vitamin World opened 5 new stores, closed 40 under-performing stores and at the end of the period operated 507 stores. The Company operated 557 Vitamin World stores in the U.S. as of March 31, 2005. During the six months ended March 31, 2006, the Le Naturiste chain closed one franchised store and at the end of the period operated 97 company-owned stores and 3 franchised stores. At March 31, 2005, the Le Naturiste chain operated 99 company-owned stores and 4 franchised stores.

The European Retail same store sales for stores open more than one year decreased 0.6% (or $1,603) as compared to the prior comparable quarter. These European Retail net sales results include the unfavorable effect of the exchange rate for the British Pound ($19,509 or 6.8%).  In local currency, the increase in same store sales (for stores open more than one year) was 6.6%. The European Retail division continues to leverage its premier status, high street locations and brand awareness to achieve these results. During the current fiscal quarter, the Company’s European Retail division opened 4 new stores and closed 4 stores and at the end of quarter 612 stores in the U.K., Ireland and the Netherlands were in operation. The Company projects that, during this fiscal year, it will open as many as 16 additional new retail stores in the U.K. and Ireland. At March 31, 2005, 605 stores in the U.K., Ireland and the Netherlands were in operation.

Direct Response / Puritan’s Pride net sales decreased due to the timing of promotional catalogs. The Company had a highly promotional catalog in the comparable fiscal period in 2005.  This decrease was offset by an increase in on-line net sales, which comprised 33% of this segment’s net sales, and increased 15% in the six months ended March 31, 2006 as compared to the prior comparable period. The Company remains the leader in the direct response and e-commerce sector and continues to increase the number of products available via its catalog and websites.

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION  and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

Cost of sales.   Cost of sales for the six months ended March 31, 2006 as compared to the prior comparable period is as follows:

	Six months ended		Six months ended
	March 31,		March 31,
	2006	% of net sales	2005	% of net sales
Net sales	$937,013	100.0%	$862,983	100.0%
Cost of sales	497,080	53.0%	438,034	50.8%
Gross profit	$439,933	47.0%	$424,949	49.2%

Gross profit as a percentage of net sales by segment for the six months ended March 31, 2006 as compared to the prior comparable period is as follows:

	Gross profit by segment
	Six months ended		Percentage
	March 31,		Change
	2006	2005	2006 vs. 2005
Wholesale/US Nutrition	30.9%	34.3%	-3.4%
North American Retail/Vitamin World	58.0%	54.0%	4.0%
European Retail/Holland & Barrett/GNC (UK)	62.4%	62.7%	-0.3%
Direct Response/Puritan’s Pride	61.4%	59.1%	2.3%
Total	47.0%	49.2%	-2.2%

The Wholesale / US Nutrition segment’s gross profit as a percentage of net sales for the current fiscal year decreased from the prior comparable period. The gross profit for this segment was affected by changes in product mix, increases in promotional incentives as well as the contraction in the low carb market which resulted in an increase in unsaleable product returns. During the six months ended March 31, 2006, there were $14,707 in product returns as compared to $22,004 in product returns for the prior comparable period. The North American Retail gross profit increased primarily due to a change in the promotional strategy at store level. The European Retail gross profit decreased due to different promotional programs in effect this period as compared to the prior comparable period.  Direct Response/ Puritan’s Pride gross profit increased due to varied price promotions offered to customers.

Advertising, promotion and catalog.   Total advertising, promotion and catalog expenses for the six months ended March 31, 2006 and 2005 is as follows:

	Six months ended March 31,		Dollar Change	Percentage Change
	2006	2005	2006 vs. 2005	2006 vs. 2005
Advertising, promotions, catalogs	$46,753	$49,232	$(2,479)	-5%
Catalog printing and mailing	5,473	6,066	(593)	-10%
Total	$52,226	$55,298	$(3,072)	-6%
Percentage of net sales	5.6%	6.4%

The decrease in advertising between the six months ended March 31, 2006 and the prior comparable period is mainly due to the discontinuance of aggressive promotions for some of the Company’s leading

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION  and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

brands. NBTY creates its own advertising materials through its in-house staff of associates. In the U.K. and Ireland, both Holland & Barrett and Nature’s Way advertise on television and in national newspapers and conducted sales promotions. GNC (UK) and De Tuinen also advertise in newspapers and conduct sales promotions. SISU advertises in trade journals and magazines and conducts sales promotions.

Total advertising, promotion and catalog expenses by segment during the six months ended March 31, 2006 as compared with the prior comparable period is as follows:

	Six months ended		Dollar	Percentage
	March 31,		Change	Change
	2006	2005	2006 vs. 2005	2006 vs. 2005
Wholesale/US Nutrition	$32,812	$38,257	$(5,445)	-14%
North American Retail/Vitamin World	3,925	3,420	505	15%
European Retail/Holland & Barrett/GNC (UK)	6,493	4,097	2,396	58%
Direct Response/Puritan’s Pride	8,855	9,395	(540)	-6%
Corporate	141	129	12	9%
Total	$52,226	$55,298	$(3,072)	-6%
Percentage of net sales	5.6%	6.4%

The Wholesale/US Nutrition segment’s advertising expenses decreased primarily due to a decrease in advertising for Sundown® branded products in the current period as compared to the prior comparable period, in addition to decreased advertising spending for low carb products in the current period.

Selling, general and administrative expenses.   Selling, general and administrative expenses by segment during the six months ended March 31, 2006 as compared with the prior comparable period is as follows:

	Six months ended March 31,		Dollar Change	Percentage Change
	2006	2005	2006 vs. 2005	2006 vs. 2005
Wholesale/US Nutrition	$67,872	$49,847	$18,025	36%
North American Retail/Vitamin World	67,691	63,334	4,357	7%
European Retail/Holland & Barrett/GNC (UK)	93,534	96,565	(3,031)	-3%
Direct Response/Puritan’s Pride	22,459	22,125	334	2%
Corporate	51,321	51,165	156	0%
Total	$302,877	$283,036	$19,841	7%
Percentage of net sales	32.3%	32.8%

The European Retail’s selling, general and administrative expense decrease of $3,031 includes $6,569 attributable to foreign exchange.

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION  and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

Selling, general and administrative expense increases for the six months ended March 31, 2006 as compared with the prior comparable period is as follows:

	Six months ended		Dollar	Percentage
	March 31,		Change	Change
	2006	2005	2006 vs. 2005	2006 vs. 2005
Payroll	$130,627	$119,066	$11,561	10%
Rent	56,531	56,250	281	0%
Freight	22,197	22,630	(433)	-2%
Real estate taxes	10,784	10,071	713	7%
Insurance	12,614	13,482	(868)	-6%
Impairments of long-lived assets	2,270	-	2,270	100%
Impairment charge on building held for sale	-	1,908	(1,908)	-100%
Gain on sale of business assets	-	(1,999)	1,999	100%
Other	67,854	61,628	6,226	10%
Total	$302,877	$283,036	$19,841	7%

The net increase in selling, general and administrative expense is attributable to the following:  Payroll costs increased mainly due to recent business acquisitions and general salary increases, net impairment charges for the write-down of long lived assets held and used in North American Retail locations (Vitamin World operations) and to an impairment charge recorded for the asset held for sale, partially offset by a gain on sale of business assets.

Trademark impairment.   Due to continued difficult market conditions, the Company decided to discontinue its Carb Solutions low-carb product line, acquired as part of the acquisition of Rexall Sundown in 2003. Accordingly, the Company wrote off the carrying value of the Carb Solutions trademarked brands of $10,450 during six month period ended March 31, 2006.

Interest expense.   The two major components of interest expense are interest on Senior Subordinated Notes and interest on the Credit and Guarantee Agreement (“CGA”) used for acquisitions, capital expenditures and other working capital needs. At March 31, 2006, the CGA consisted of a $125,000 Revolving Credit Facility, which had no borrowings outstanding, a Term Loan C, which had borrowings outstanding of $7,791 and a Term Loan A, which had borrowings outstanding of $75,419. Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR, plus applicable margin.

At March 31, 2006 the annual borrowing rate for Term Loan C was approximately 6.8125% and the annual borrowing rate for Term Loan A was approximately 6.3125%. Interest expense for the six months ended March 31, 2006 as compared with the prior comparable period is as follows:

	Six months ended		Dollar
	March 31,		Change
	2006	2005	2006 vs. 2005
Interest expense	$15,950	$11,573	$4,377
Percentage of net sales	-1.7%	-1.3%

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION  and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

Interest expense increased due to a number of factors.  Included in interest expense for the six months ended March 31, 2006 is interest on Term Loan A of $2,269. Term Loan A (original principal amount of $120,000) was issued on August 1, 2005, in connection with the Company’s acquisition of Solgar. As this debt was not outstanding during the three months ended March 31, 2005, there was no such interest expense in that period. Also included in the interest expense for the six months ended March 31, 2006 are write-offs of deferred finance costs of $1,641 associated with Term Loan C due to advanced principal payments of $130,000 (reduction to principal) during the six months ended March 31, 2006. In addition, interest expense for the six months ended March 31, 2006 includes a write-off of debt issuance costs of $264 in connection with the $10,000 early extinguishment of the 2015 Notes and a charge of $802 in connection with the early extinguishment of the 2007 Notes, which is comprised of a write-off of approximately $629 representing the unamortized portion of debt issuance costs and $173 representing the unamortized bond discount associated with the original issuance. These increases were offset by a decrease in interest expense associated with Term Loan C of $312 due to advanced principal payments and capitalized interest of $982.

Miscellaneous, net.   Miscellaneous, net for the six months ended March 31, 2006 as compared to the prior comparable period is as follows:

	Six months ended		Dollar
	March 31,		Change
	2006	2005	2006 vs. 2005
Miscellaneous, net	$2,146	$2,101	$45
Percentage of net sales	0.2%	0.2%

The increase in Miscellaneous, net for the six months ended March 31, 2006 as compared to the prior comparable period is primarily attributable to the following:

	Six months ended		Dollar
	March 31,		Change
	2006	2005	2006 vs. 2005
Foreign exchange transaction (loss)/gain	$(19)	$451	$(470)
Rental income	517	509	8
Investment income	1,115	656	459
Other	533	485	48
Total	$2,146	$2,101	$45

Income taxes.   Income tax expense for the six months ended March 31, 2006 as compared to the prior comparable period, and the respective effective income tax rates, are as follows:

	Six months ended		Dollar
	March 31,		Change
	2006	2005	2006 vs. 2005
Provision for income taxes	$16,356	$26,383	$(10,027)
Effective income tax rate	27.0%	34.2%

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION  and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

The Company’s income tax expense is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business, and the Company’s ability to utilize state tax credits that will begin to expire in 2013. Therefore, the Company’s overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the six months ended March 31, 2006 was 27.0%, as compared to 34.2% in the prior comparable period. The decline in the effective rate is mainly attributable to the impact of the Foreign Earnings Repatriation (“FER”) provision in the American Jobs Creation Act of 2004, which will only impact quarters in fiscal year 2006 (see discussion below). As the Company has principally repatriated foreign earnings in prior years, it is essentially repatriating current year foreign earnings at a more beneficial rate under the American Jobs Creations Act of 2004. To the extent there are foreign earnings generated during each of the quarters in fiscal 2006, this will result in a tax benefit for each of the quarters. The Company has estimated and recorded an incremental benefit of $4,742 (or 6.7% benefit) for the six months ended March 31, 2006, based on the results for the six months. Because the actual benefit will be based on the full year’s results, the Company will continue to monitor the expected tax impact of the FER provision, and adjust each quarter as necessary.   The effective income tax rates are generally less than the U.S. federal statutory tax rate primarily due to the enhanced structure of foreign subsidiaries, which could also continue to impact future fiscal quarters, as well as the impact of the FER provision of the American Jobs Creation Act of 2004 noted above.

The Company has completed its evaluation of the application of the FER provision and determined that it will likely realize a benefit by repatriating funds in accordance with the FER provision. As such, the Company has developed a Domestic Reinvestment Plan to reinvest the repatriated funds in the U.S. in qualifying activities, pursuant to the terms of the FER provision and subsequent guidance issued by the IRS. This plan calls for the repatriation of up to $122,500 during the fiscal year ending September 30, 2006. A portion of the repatriation includes foreign earnings related to the fiscal year ended September 30, 2005 and to earlier fiscal years.

Net income.   After income taxes, the Company’s net income for the six months ended March 31, 2006 as compared to the prior comparable period, and the respective basic and diluted earnings per share, are as follows:

	Six months ended		Dollar
	March 31,		Change
	2006	2005	2006 vs. 2005
Net income	$44,220	$50,760	$(6,540)
Percentage of net sales	4.7%	5.8%
Net income per share:
Basic	$0.66	$0.76
Diluted	$0.64	$0.73

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

Indemnification of Officers and Directors:

The Company is incorporated under the laws of Delaware. Section 145(a) of the Delaware General Corporation Law (the “DGCL”) provides that a corporation may indemnify officers and directors of the corporation against expenses incurred by them if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceedings, if they had no reasonable cause to believe that their conduct was unlawful.

As permitted by the DGCL, the Company has provided in its certificate of incorporation for the indemnification to the full extent permitted by Section 145 of the DGCL of the persons whom may be indemnified pursuant thereto. Further, the Company has provided in its certificate of incorporation that a director of the corporation shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director’s duty of loyalty to the corporation or its stockholders, (ii) for acts or omission not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the DGCL, or (iv) for any transaction from which the director derived an improper personal benefit.

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
MANAGEMENT’S DISCUSSION  and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

The following table sets forth, for the periods indicated, the Company’s net cash flows provided by (used in) operating, investing and financing activities, its period-end cash and cash equivalents and other operating measures:

	For the six months ended March 31,
	2006	2005
Cash flow provided by operating activities	$197,988	$54,077
Cash flow provided by (used in) investing activities	$20,429	$(21,066)
Cash flow used in financing activities	$(221,991)	$(17,962)
Cash and cash equivalents at end of period	$62,879	$38,268
Accounts receivable days sales outstanding	57	63
Inventory turnover	2.26	2.09

As of March 31, 2006, working capital was $397,084, compared with $475,728 as of September 30, 2005, a decrease of $78,644. The decrease in working capital was primarily due to decreases in current assets including cash and cash equivalents, investments, inventories, and prepaid and other current assets offset partially by an increase in accounts receivable, and a decrease in the current portion of long-term debt.

The decline in investments is attributable to the Company liquidating and utilizing all of its investment in auction rate securities of $39,900 to fund a portion of the remaining amounts due under the 8 5/8% Notes redemption. On October 24, 2005, the Company redeemed the remaining $75,542 aggregate principal amount of the 8 5/8% Notes outstanding. The significant decline in inventory of $95,773 reflects the Company’s ongoing efforts to lower inventories while assuring its customers uninterrupted supply of product. The annualized inventory turnover rate was approximately 2.3 times during the six month period ended March 31, 2006, compared with 2.1 times during the prior comparable period. This increase is primarily due to the decreased inventory levels as compared to the prior comparable period. Prepaid and other current assets decreased primarily due to the normal amortization of prepaid insurance costs (annual policy begins in July). Accounts receivable increased due to increased sales in the turnover period as well as a decrease in sales related allowances. The annualized number of average days sales outstanding (on wholesale net sales) at March 31, 2006, was 57 days, compared with 63 days at March 31, 2005. This decrease in days sales outstanding related to the improved collection efforts and integration of acquisitions. The decline in the current portion of long-term debt reflects the payment on October 24, 2005 whereby the Company redeemed the remaining $75,542 aggregate principal amount of the 8 5/8% Notes outstanding.

The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. Cash and cash equivalents totaled $62,879 and $67,282 at March 31, 2006 and September 30, 2005, respectively. At March 31, 2006, approximately $56,013 of the Company’s cash and cash equivalents were held by its foreign subsidiaries. These funds are subject to U.S. income taxation on repatriation to the U.S. Currently, the Company primarily repatriates all earnings from its foreign subsidiaries where permitted under local law. The Company generated cash from operating activities of $197,988 and $54,077 during the six month periods ended March 31, 2006 and 2005, respectively. The overall increase in cash provided by operating activities during the six month period ended March 31, 2006 as compared to the prior comparable period was mainly attributable to

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION  and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

changes in operating assets and liabilities discussed above, as well as non-cash charges (such as the Trademark impairment charge), offset in part by decreased net income.

Cash provided by (used in) investing activities was $20,429 and ($21,066) during the six month periods ended March 31, 2006 and 2005, respectively. During the six month period ended March 31, 2006, cash flows provided by investing activities consisted primarily of proceeds from the sale of auction rate securities of $39,900, cash received from the seller in connection with the Solgar acquisition final net asset calculation of $1,964 and proceeds from the sale of property, plant and equipment of $77, offset by the purchase of property, plant and equipment of $21,166 (of which $6,717 was attributable to the expansion of the soft-gel facility and $3,393 attributable to a new manufacturing facility in Augusta, Georgia), the purchase of intangible assets of $228 and additional costs paid in connection with the Solgar acquisition of $119. During fiscal 2004, the Company began a $21,000 expansion of its soft-gel facility in Bayport, New York, which was completed in March 2006. As a result of this expansion, the Bayport facility will be able to produce approximately 9 billion tablets, capsules and soft-gels per year. During the six month period ended March 31, 2005, cash flows used in investing activities consisted primarily of the purchase of property, plant and equipment of $21,605, cash paid for acquisitions, net of cash acquired of $4,764 and the purchase of intangible assets of $563, offset by proceeds from the sale of business assets of $5,766, proceeds from the sale of property, plant and equipment of $70 and proceeds from the sale of a trademark of $30.

Net cash used in financing activities was $221,991 and $17,962 during the six months ended March 31, 2006 and 2005, respectively. For the six month period ended March 31, 2006 cash flows used in financing activities related to principal payments under long-term debt agreements of $216,071 (payments primarily related to the final redemption of the 8 5/8% notes of $75,542, the partial early extinguishment of the 7 1/8% Notes of $9,575 and principal payments of $130,372 against Term Loan C) and principal payments under the Revolving Credit Facility of $6,000, offset by the proceeds of $65 and the related tax benefit of $15 from the exercise of stock options. Cash used in financing activities during the six month period ended March 31, 2005 related to principal payments under long-term debt agreements of $17,977 and purchase of treasury stock of $176, offset by the proceeds of $191 from the exercise of stock options.

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

Debt Agreements:   At March 31, 2006, the Company maintained Senior Secured Credit Facilities under its Credit and Guarantee Agreement (“CGA”) consisting of a $125,000 Revolving Credit Facility, which had no borrowings outstanding, a Term Loan C, which had borrowings outstanding of $7,791 and a Term Loan A, which had borrowings outstanding of $75,419. The Revolving Credit Facility, Term Loan C and Term Loan A are scheduled to mature on July 24, 2008, July 24, 2009 and August 1, 2010, respectively.

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION  and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

Term Loan C requires the Company to make quarterly principal installments of approximately $20 thru June 30, 2008 and requires the last four quarterly principal installments to be balloon payments of approximately $1,903 beginning September 30, 2008. Term loan A requires the Company to make quarterly principal installments of approximately $2,828 beginning September 30, 2006 and requires the last four quarterly principal installments to be balloon payments of approximately $10,370 beginning September 30, 2009. The current portion of Term Loan C and Term Loan A at March 31, 2006 was $80 and $8,485, respectively.

Interest rates charged on borrowings under the CGA can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. At March 31, 2006 and 2005, the annual borrowing rate for Term Loan C was approximately 6.8125% and 4.875%, respectively. At March 31, 2006 the borrowing rate for Term Loan A was approximately 6.3125%. Utilizing the Company’s current borrowing rate of  6.8125% at March 31, 2006, the estimated interest to be paid over the remaining life of Term Loan C approximates $215, all of which is expected to be paid within the next month. Utilizing the Company’s current borrowing rate of 6.3125% at March 31, 2006, the estimated interest to be paid over the remaining life of Term Loan A approximates $13,264. Of such amount, interest of approximately $3,591 is expected to be paid within the next twelve months. Since the interest rate on this debt is variable, the expected interest to be paid over the term of this loan is subject to revision as interest rates change.  The interest rate charged for the Term Loan A and Term Loan C is reset quarterly and is equal to the 3-month LIBOR rate plus 1.5% for Term Loan A and the 3-month LIBOR rate plus 2% for Term Loan C.

In September 2005, the Company issued 10-year 7 1/8% Senior Subordinated Notes due 2015 (the “7 1/8% Notes”). The 7 1/8% Notes are uncollaterized and subordinated in right of payment for all existing and future indebtedness of the Company. The 7 1/8% Notes are subject to redemption, at the option of the Company, in whole or in part, at any time on or after October 1, 2010, and prior to maturity at certain fixed redemption prices plus accrued interest. In addition, on or prior to October 1, 2008, the Company may redeem in the aggregate up to 35% of the 7 1/8% Notes with the net cash proceeds received by the Company from certain types of equity offerings, at a redemption value equal to 107.125% of the principal amount plus accrued interest, provided that at least 65% of the aggregate principal amount of notes remain outstanding immediately after any such redemption. The notes do not have any sinking fund requirements. Interest is paid semi-annually on every April 1st and October 1st at the rate of 7 1/8% per annum. Interest payments relating to such debt approximates $13,538 per annum, after the recent extinguishment of $10,000 face value of these notes.

In March 2006 the Company purchased, on the open market, $10,000 face value of the 7 1/8% Notes for $9,575. The Company recorded a gain on extinguishment of debt of $425 and wrote-off $264 of the related unamortized deferred financing fees in the three and six months ended March 31, 2006 as a result of this transaction.

On August 25, 2005, the Company initiated a cash tender offer (the “Offer”) for any and all of its $150,000 aggregate principal amount of the 8 5/8% Senior Subordinated Notes due 2007. The redemption price was equal to $1,000 per $1,000 principal amount of the 8 5/8% Notes validly tendered, plus accrued and unpaid interest to the redemption date. On September 23, 2005, the Company announced the expiration of the Offer with a total of $74,458 aggregate principal amount of the 8 5/8% Notes tendered,

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION  and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

representing approximately 49.6% of the outstanding 8 5/8% Notes. On September 23, 2005, the Company accepted and paid for the $74,458 aggregate principal amount of 8 5/8% Notes tendered. On October 24, 2005, the Company redeemed the remaining $75,542 aggregate principal amount of the 8 5/8% Notes outstanding. On such date, the Company paid $706 representing the remaining accrued interest due to the 8 5/8% Note holders and recorded a charge of $802 to interest expense in the Consolidated Statements of Income representing the unamortized portion of debt issuance costs and bond discount associated with the original issuance. Also, on October 24, 2005, the Company liquidated and utilized all of its investment in auction rate securities of $39,900 to pay a portion of the remaining redemption value.

On August 31, 2005, the Company entered into a variable rate mortgage with JP Morgan Chase Bank (“variable rate mortgage”) for a loan in the amount of $12,950 which is payable in monthly principal installments of $72 plus interest at LIBOR plus 1.5%. The mortgage matures on August 31, 2015, with the final payment of the then unpaid principal balance of approximately $4,317.  On August 31, 2005, the Company entered into an interest rate swap agreement (“SWAP”) to receive-variable (LIBOR), pay-fixed (4.71%) interest which effectively converted the $12,950 mortgage to fixed rate debt.  The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest.  The SWAP, which expires August 2015 is amortizing so that the notional amount of the SWAP will decrease in tandem with the scheduled principal payments on the mortgage. The Company does not use derivative financial instruments for trading purposes. The Company records the fair value change in the value of  the Interest Rate Swap through Other Comprehensive Income “OCI”, net of tax, since management expects this hedging relationship to be highly effective. At March 31, 2006, the SWAP was in an asset position valued at $333. At September 30, 2005, the SWAP was in a liability position valued at $65.

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

SINCE ADJUSTED EBITDA IS NOT A MEASURE OF PERFORMANCE CALCULATED IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (“GAAP”), IT SHOULD NOT BE CONSIDERED IN ISOLATION OF, OR AS A SUBSTITUTE FOR OR SUPERIOR TO, OTHER MEASURES OF FINANCIAL PERFORMANCE PREPARED IN ACCORDANCE WITH GAAP, SUCH AS OPERATING INCOME, NET INCOME AND CASH FLOWS FROM OPERATING ACTIVITIES. IN ADDITION, THE COMPANY’S DEFINITION OF ADJUSTED EBITDA IS NOT NECESSARILY COMPARABLE TO SIMILARLY TITLED MEASURES REPORTED BY OTHER COMPANIES.

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

The Company’s management uses Adjusted EBITDA as a supplementary non-GAAP liquidity measure to allow the Company to evaluate each of its operating segment’s cash-generating ability to fund income tax payments, corporate overhead, capital expenditures and increases in working capital. Adjusted EBITDA (although not the key performance indicator) is also used by management to allocate resources for growth among its segments, to evaluate the Company’s ability to service its debt and to raise capital for growth opportunities, including acquisitions. Covenants contained in the CGA are based on Adjusted EBITDA, as such term is defined in the CGA.  In addition, the Company uses Adjusted EBITDA as a supplemental non-GAAP liquidity measure in financial presentations to the Company’s Board of Directors, shareholders, various banks participating in the Company’s Credit Facility, note holders and Bond Rating agencies, among others, to assist them in their evaluation of the Company’s cash flow. The Company uses Adjusted EBITDA in conjunction with traditional GAAP liquidity measures as part of its overall assessment and therefore does not place undue reliance on Adjusted EBITDA as its only measure of cash flow. The Company believes Adjusted EBITDA is useful for both the Company and investors as it is a commonly used analytical measurement for assessing a company’s cash flow and ability to service and/or incur additional indebtedness, by excluding the impact of certain non-cash items such as depreciation and amortization. Adjusted EBITDA has historically been used by the Company’s lenders to measure compliance with certain financial debt covenants, and the Company believes that Adjusted EBITDA provides a meaningful measure of liquidity and the Company’s ability to service its long-term debt and other fixed obligations.  The Company believes that Adjusted EBITDA is specifically relevant to the Company due to the Company’s leveraged position as well as the common use of Adjusted EBITDA as a liquidity measure within the Company’s industry by lenders, investors and others in the financial community. The Company has included Adjusted EBITDA as a supplemental liquidity measure, which should be evaluated by investors in conjunction with the traditional GAAP liquidity measures, discussed earlier in this Liquidity and Capital Resources section, for a complete evaluation of the Company’s cash flow.

The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP liquidity measure, to Adjusted EBITDA:

	For the three months ended March 31,		For the six months ended March 31,
	2006	2005	2006	2005
Net cash provided by operating activities	$98,376	$17,174	$197,988	$54,077
Interest expense	6,958	5,881	15,950	11,573
Income tax provision	8,613	10,846	16,356	26,383
Changes in working capital and other liabilities	(50,220)	20,511	(108,453)	27,918
Other non-cash items	(925)	(2,306)	(3,115)	(2,108)
Adjusted EBITDA	$62,802	$52,106	$118,726	$117,843

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

A summary of contractual cash obligations as of March 31, 2006 is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt, excluding interest	$286,949	$9,897	$31,193	$49,166	$196,693
Interest	154,370	18,284	35,245	31,424	69,417
Operating leases	484,294	83,566	141,959	94,794	163,975
Purchase commitments	77,322	77,322	—	—	—
Capital commitments	1,612	1,612	—	—	—
Employment and consulting agreements	3,484	2,899	585	—	—
Total contractual cash obligations	$1,008,031	$193,580	$208,982	$175,384	$430,085

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

In August 2005, the Company entered into a real estate tax incentive transaction pursuant to which it sold certain manufacturing assets and its manufacturing facility located in Augusta Georgia for a total purchase price of $14,973. The arrangement is structured so that the Company’s lease payments to the County equal and offset the County’s bond payments to the Company. The Bond is non-recourse to the County, the Company’s lease payments are pledged to secure repayment of the Bond, and the lease and bond provide for the legal right of offset.  Consequently, in accordance with Financial Interpretation No. 39, ‘‘Offsetting of Amounts Related to Certain Contracts,’’ the investment and lease obligation related to this arrangement have been offset in the Company’s Consolidated Balance Sheets.  The purchase price consisted of $14,973 in cash which was simultaneously invested and is subject to an Industrial Revenue Bonds (IRB’s) financing agreement. This agreement is intended to permit counties to attract business investment by offering property tax incentives. In accordance with Georgia law, the Company entered into this agreement with Richmond County (the “County”) and acquired an Industrial Development Revenue Bond. The agreement has a maximum expiration date of 2025. Under the terms of the agreement, the Company must annually submit information regarding the value of the machinery and equipment in service in the County. If the Company had not entered into this transaction, property tax payments for this facility would have been higher. The Company can  reacquire such property and terminate the agreement at a nominal price of $1 and, accordingly, the subject property is included in  property,  plant,  and  equipment  in the  consolidated balance sheet. If the Company elects to reacquire the subject property prior to the expiration of the arrangement, the Company may also be required to make certain additional property tax payments.

The Company was committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $77,322 at March 31, 2006. Such purchase orders are generally cancelable at the discretion of the Company until the order has been shipped, but require repayment of all expenses incurred through

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

the date of cancellation. During the six months ended March 31, 2006 one supplier individually represented greater than 10% of the Company’s raw material purchases. Due to numerous alternative suppliers available, the Company does not believe that the loss of this or any other single supplier would have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Company had approximately $1,612 in open capital commitments at March 31, 2006, primarily related to manufacturing equipment as well as to computer hardware and software.

The Company has employment agreements with two of its executive officers. The agreements, entered into in October 2002, each have a term of five years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and change in control of the Company. The annual commitment for salaries to these two officers as of March 31, 2006 was approximately $1,755. In addition, five members of Holland & Barrett’s (“H&B”) senior executive staff have service contracts terminable by the Company upon twelve months notice. The annual aggregate commitment for such H&B executive staff as of March 31, 2006 was approximately $1,391.

The Company maintains a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, a director of the Company. The agreement requires Mr. Rudolph to provide consulting services to the Company through December 31, 2006, in exchange for a consulting fee of $450 per year, payable monthly. In addition, Mr. Rudolph receives certain fringe benefits accorded to other executives of the Company.

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

At March 31, 2006, credit ratings were as follows:

Credit Rating Agency	7 1/8 Notes	CGA	Overall
Standard and Poors	B+	BB	BB
Moody's	B1	Ba2	—

Both credit agencies’ ratings remained unchanged from the previous period.

New accounting developments:

Accounting pronouncements-newly issued:

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 155 on October 1, 2006 and does not expect that the adoption will have a material impact on its consolidated financial position or results of operations.

On November 10, 2005, the FASB issued FSP 123(R)-3. The Company is considering whether to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The provisions of this FSP will also impact the determination of windfalls for purposes of calculating assumed proceeds under the treasury stock method when determining the denominator for diluted EPS. The Company is currently evaluating which transition method it will use for calculating its APIC Pool. The guidance in FSP is effective on November 11, 2005. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company expects to complete its evaluation by September 30, 2006.

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

Accounting pronouncements—adopted:

Effective October 1, 2005 the Company adopted SFAS 123(R) using the “modified prospective” method. SFAS l23(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued and disallows the use of the intrinsic value method of accounting for stock-based compensation. Prior to October 1, 2005 the Company accounted for its stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations, as permitted by SFAS 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market value of the underlying stock at the date of grant. The Company provided additional disclosures with respect to the pro-forma amounts of net income and EPS had the Company recorded compensation expense in accordance with SFAS 123.

Stock options granted under the Company’s plans generally became exercisable on grant date and had a maximum term of ten years. There were no stock option grants during the six months ended March 31, 2006 and 2005, and all previously issued options were fully vested in fiscal year 2001. Accordingly, the Company did not recognize compensation expense for outstanding stock options during the three and six months ended March 31, 2006. Additionally, the proforma and actual net income and related earnings per share for the three and six months ended March 31, 2005 were the same.  Since all previously granted options are fully vested and the Company has not issued any other share-based payments, the adoption of SFAS 123(R) did not have any impact on the Company’s consolidated financial position or results of operations.

SFAS 123(R) also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow in periods subsequent to the adoption of SFAS 123(R), rather than as an operating cash flow as required under previous governing literature. As such, the income tax benefit of $15 recognized from the exercise of stock options during the six months ended March 31, 2006 is classified as a financing cash flow in the Condensed Consolidated Statement of Cash Flows. The income tax benefit of $194 recognized from the exercise of stock options during the six months ended March 31, 2005 is classified as an operating cash flow in the Condensed Consolidated Statement of Cash Flows.

In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. The Company adopted FSP 13-1 beginning the second quarter of fiscal year 2006. The adoption did not have a significant effect on the Company’s consolidated financial position or results of operations since the Company always expensed such costs.

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

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) became effective in the U.S. Two provisions of the Act could impact the Company’s effective tax rate. The Act contains a new provision that permits a Qualified Production Activities Deduction (“QPA”) related to the Company’s qualified manufacturing activity. The QPA deduction is potentially available to the Company beginning with the current tax year. However, the interaction of the law’s provisions as well as the particulars of the Company’s tax position, indicate that the impact of the QPA deduction will not be significant for the fiscal year ending September 30, 2006.

The Act also contains a provision related to Foreign Earnings Repatriation (“FER”). The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S.  The Company has completed its evaluation of the application of the FER provision and determined that it will likely realize a benefit by repatriating funds in accordance with the FER provision. As such, the Company has developed a Domestic Reinvestment Plan to reinvest the repatriated funds in the U.S. in qualifying activities, pursuant to the terms of the FER provision and subsequent guidance issued by the IRS. This plan calls for the repatriation of up to $122,500 during the fiscal year ending September 30, 2006. A portion of the repatriation includes foreign earnings related to the fiscal year ended September 30, 2005 and to earlier fiscal years. The Company estimated and recorded a net benefit of $884 on unremitted earnings from the fiscal year ended September 30, 2005 and earlier fiscal years. This benefit was recorded in the provision for income taxes for the fiscal year ended September 30, 2005.

The majority of the repatriation is expected to come from projected foreign earnings for the fiscal year ending September 30, 2006. The Company has estimated and recorded an incremental benefit of $4,742 for the six months ended March 31, 2006, based on the results for the period. Because the actual benefit will be based on full year’s results, the Company will continue to monitor the expected tax impact of the FER provision, and adjust each quarter, as necessary.

ITEM 3:

NBTY, INC. and SUBSIDIARIES
QUANTITATIVE and QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
(In thousands)

Quantitative and Qualitative Disclosures About Market Risk:

The Company is subject to currency fluctuations, primarily with respect to the British Pound, the Euro and the Canadian dollar, and interest rate risks that arise from normal business operations. The Company regularly assesses these risks. As of March 31, 2006, the Company had not entered into any hedging transactions other than the cash flow hedge discussed below.

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

The U.S. dollar volume of net sales denominated in foreign currencies was approximately $325,353, or 34.7% of total net sales, for the six months ended March 31, 2006.  During the six months ended March 31, 2006, the U.S. dollar weakened approximately 7% against the foreign currencies, as compared to the prior year comparable period, resulting in a decrease in net sales of approximately $20,273 and a decrease in operating income of approximately $5,165 for the six months ended March 31, 2006. The related impact on basic and diluted earnings per share was $0.05 and $0.04, respectively, for the same period.  The Company estimates that a 10% change in the average foreign currencies exchange rates would have impacted the Company’s operating income by approximately $7,494.

To manage the potential loss arising from changing interest rates and its impact on long-term debt, the Company’s policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments. On August 31, 2005, the Company entered into an interest rate swap agreement (“SWAP”) to receive variable rate interest (LIBOR), and pay fixed rate interest (4.71%) which effectively converted its $12,950 mortgage to fixed rate debt.  The Company entered into this SWAP as a cash flow hedge in order to fix its interest payments on the mortgage. The SWAP, which expires August 2015 is amortizing so that the notional amount of the SWAP will decrease in tandem dollar for dollar with the scheduled principal payments on the mortgage.  Management believes that a significant fluctuation in interest rates in the near future will not have a material impact on the Company’s consolidated financial statements. The carrying value of the Company’s financial instruments approximates fair value due to their short maturities and variable interest rates, with the exception of The 7 1/8% Senior Subordinated Notes (see Note 9—Long-Term Debt). The fair value of the 7 1/8% Senior Subordinated Notes at March 31, 2006, based on then quoted market prices, was $180,025.

The Company is exposed to changes in interest rates on its floating rate CGA and fixed rate Notes. At March 31, 2006, based on a hypothetical 10% decrease in interest rates related to the Company’s fixed rate Notes, the Company estimates that the fair value of its fixed rate debt would have increased by approximately $6,462. Conversely, based on a hypothetical 10% increase in interest rates related to the Company’s fixed rate Notes at March 31, 2006, the Company estimates that the fair value of its fixed rate debt would have decreased by approximately $6,035. At March 31, 2006 and September 30, 2005, the Company had borrowings outstanding under its CGA of $83,210 and $219,582, respectively. A hypothetical 10% change in interest rates would not have a material effect on the Company’s consolidated pretax income or cash flow.

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

California Action

On July 25, 2002, a putative consumer class-action lawsuit was filed in California state court against Met-Rx USA, Inc., a subsidiary of Rexall Sundown (“Met-Rx”), claiming that the advertising and marketing of certain prohormone supplements were false and misleading, or alternatively, that the prohormone products contained ingredients that were controlled substances under California law. Plaintiffs seek equitable and monetary relief. On June 18, 2004, this case was consolidated with several other class-action cases brought against other companies relating to the sale of products containing androstenediol, one of the prohormones contained in the Met-Rx products. The consolidated proceedings have been assigned to a coordination judge for further pretrial proceedings. No trial date has been set. The Court has not yet certified a class and the Court has temporarily stayed discovery in response to the recent bankruptcy filing by MuscleTech, one of the coordinated defendants. The Company has defended vigorously against the claims asserted. Because this action is still in the early stages, no determination can be made at this time as to its final outcome, nor can its materiality be accurately ascertained.

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

NBTY, INC. and SUBSIDIARIES
PART II  OTHER INFORMATION (Continued)

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

Shareholder Litigation

During the period from June 24, 2004 through September 3, 2004, six separate shareholder class-actions were filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of New York, on behalf of shareholders who purchased shares of the Company’s common stock between February 9, 2004 and July 22, 2004 (the potential “Class Period”). The actions allege that the Company failed to disclose material facts during the Class Period that resulted in a decline in the price of its stock after June 16, 2004 and July 22, 2004, respectively. The Court consolidated the six class-actions in March 2005 and appointed lead plaintiffs and counsel. The lead plaintiffs filed a consolidated amended complaint alleging an amended class period from November 10, 2003 to July 22, 2004. Along with the officers and directors, the Company filed a motion to dismiss the action. The motion was denied on May 1, 2006 and the matter will proceed to discovery.

In addition to the shareholder class-actions, two shareholder derivative actions were filed in the Eastern District of New York, on July 9, 2004 and August 26, 2004, respectively, against certain of the Company’s officers and directors, and the Company is named as a nominal defendant. The two derivative actions were consolidated, were predicated upon the allegations set forth in the shareholder class-actions and alleged improper sales of the Company’s shares by certain officers and directors. On December 27, 2004, the District Court granted the Company’s motion to dismiss this complaint. The plaintiffs have filed an appeal. The Second Circuit Court of Appeal affirmed the dismissal on December 20, 2005. However, by letter dated February 27, 2006, one of the two derivative plaintiffs demanded that the Company’s board of directors file a civil action against certain officers and directors in connection with the allegations set forth in that derivative plaintiff’s original complaint. The board rejected this shareholder demand based upon its prior investigation of a similar demand by another alleged shareholder, as described below.

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

NBTY, INC. and SUBSIDIARIES
PART II  OTHER INFORMATION (Continued)

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

NBTY, INC. and SUBSIDIARIES
PART II  OTHER INFORMATION (Continued)

Item 1A.                Risk Factors

While the Company attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Below is a discussion of some of the risks and uncertainties associated with the Company’s business. There risks and uncertainties have the potential to materially affect the Company’s business, financial condition, results of operations, cash flows, projected results and future prospects. See also “Forward Looking Statements” above for additional risks that may materially affect the Company’s business.

Unfavorable publicity or consumer perception of the Company’s products and any similar products distributed by other companies could have a material adverse effect on the Company’s business.

The Company believes the nutritional supplement market is highly dependent upon consumer perception regarding the safety, efficacy and quality of nutritional supplements generally, as well as products distributed specifically by the Company and by other companies. Consumer perception of the Company’s products can be significantly influenced by scientific research or findings, national media attention and other publicity regarding the consumption of nutritional supplements. There can be no assurance that future scientific research, findings or publicity will be favorable to the nutritional supplement market or any particular product, or consistent with earlier favorable research, findings or publicity. Future research reports, findings or publicity that are perceived as less favorable or that question such earlier research reports, findings or publicity could have a material adverse effect on the demand for the Company’s products and the Company’s business, results of operations, financial condition and cash flows. Because of the Company’s dependence upon consumer perceptions regarding the safety, efficacy and quality of nutritional supplements in general and the Company’s products specifically, adverse scientific research reports, findings or publicity, whether or not accurate, associated with illness or other adverse effects resulting from the consumption of nutritional supplements in general, the Company’s products or any similar products distributed by other companies, that questions the safety, efficacy or benefits of the Company’s or similar products or that claims that any such products are unsafe or ineffective, could have a material adverse effect on the Company, the demand for the Company’s products, and the Company’s business, results of operations, financial condition and cash flows. Such adverse publicity could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed.

Complying with new and existing government regulation, both in the U.S. and abroad, could increase the Company’s costs significantly and adversely affect the Company’s financial results.

The processing, formulation, manufacturing, packaging, labeling, advertising, distribution and sale of the Company’s products are subject to regulation by several U.S. federal agencies, including the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, the Department of Agriculture and the Environmental Protection Agency, as well as various state, local and international laws and agencies of the localities in which the Company’s products are sold, including the Food Standards Agency and the Department of Health in the United Kingdom and similar regulators in Ireland and the Netherlands. Government regulations may prevent or delay the introduction or require the reformulation of the Company’s products. Some agencies, such as the FDA, could require the Company to remove a particular product from the market, delay or prevent the import of raw materials for the manufacture of the Company’s products, or otherwise disrupt the marketing of the Company’s products. Any such government actions would result in additional costs to the Company, including lost

NBTY, INC. and SUBSIDIARIES
PART II  OTHER INFORMATION (Continued)

revenues from any additional products that the Company is required to remove from the market, any of which could be material. Any such government actions could also lead to liability, substantial costs and reduced growth prospects. Moreover, there can be no assurance that new laws or regulations imposing more stringent regulatory requirements on the dietary supplement industry will not be enacted or issued.

The FTC regulates, among other things, sales promotions for dietary supplement products, including promotional offers of savings compared to “regular” prices. The National Advertising Division, or NAD, of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims, including promotions for savings off of regular prices. The NAD has no enforcement authority of its own, but may refer promotions that the NAD views as violating FTC guides or rules to the FTC for further action. If significant changes to the Company’s product promotions are required at some time in the future in response to investigations by the NAD or FTC, these changes could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

The Company is currently subject to FTC consent decrees and a U.S. Postal Service consent order, prohibiting certain advertising claims for certain of the Company’s products. Violations of these orders could result in substantial monetary penalties, which could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. Such developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. Any such developments could increase the Company’s costs significantly. For example, legislation was pending in Congress in 2004 to impose substantial new regulatory requirements for dietary supplements including adverse event reporting, postmarket surveillance requirements, FDA reviews of dietary supplement ingredients, safety testing and records inspection, and key members of Congress and the dietary supplement industry indicated that they reached an agreement to support legislation requiring adverse event reporting. Legislation was introduced in 2005 to impose a risk/benefit standard for assessing the safety of dietary supplements and to require manufacturers who sell dietary supplements containing stimulants on military installations to report serious adverse events for the products to the FDA. If enacted, such legislation would raise the Company’s costs and negatively impact the Company’s business. In addition, the Company expects that the FDA soon will issue final rules on Good Manufacturing Practice creating new requirements for manufacturing, packaging, or holding dietary ingredients and dietary supplements, which will apply to the products the Company manufactures. The Company may not be able to comply with the new rules without incurring additional expenses, which could be significant.

In Europe, the enactment of legislation that could significantly impact the formulation and marketing of the Company’s products is anticipated. For example, in accordance with the Nutritional Supplements Directive, maximum safe levels for vitamin and mineral supplements are likely to be introduced shortly. European legislation regulating food supplements other than vitamins and minerals is also expected to be introduced by 2007. The introduction of these anticipated legislations could require the Company to reformulate its existing products to meet the new standards and, in some cases, may lead to some products being discontinued.

NBTY, INC. and SUBSIDIARIES
PART II  OTHER INFORMATION (Continued)

It is also anticipated that the Nutrition and Health Claims Regulation will be implemented in 2006. Once enacted, this legislation will harmonize the types of claims that can be made for foodstuffs (including supplements) in Europe. Although this Regulation will assist in making the European market more accessible, it will also introduce a number of prohibitions which will impact the claims that can be made for the Company’s products. In particular, certain claims will be prohibited unless certain conditions are met and, in certain circumstances, prior approval of the claims will be required. It is also anticipated that the legislation will prohibit certain claims for general well-being, behavioral functions and weight-loss.

In addition, an EU Directive governing product safety came into force at the beginning of 2004 and has been or is about to be implemented in the U.K., Ireland and the Netherlands. This legislation requires manufacturers to notify regulators as soon as they know that a product is unsafe and gives regulators in each European member state the power to order a product recall and, if necessary, instigate the product recall themselves. As a result, the number of product recalls in Europe has increased substantially and, as a result, the likelihood that the Company will be subject to a product recall in Europe has increased. A product recall of any of the Company’s products in Europe could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

The Company may be exposed to legal proceedings instigated by regulators abroad which could increase the Company’s costs and adversely affect the Company’s reputation, turnover and operating income.

In Europe, non-compliance with relevant legislation can result in regulators bringing administrative or, in some cases, criminal proceedings. In the U.K., it is common for regulators to prosecute retailers and manufacturers for non-compliance with legislation governing foodstuffs and medicines. Failures by the Company or its subsidiaries to comply with applicable legislation could occur from time to time and prosecution for any such violations could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

The Company may incur material product liability claims, which could increase the Company’s costs and adversely affect the Company’s reputation, revenues and operating income.

As a retailer, marketer and manufacturer of products designed for human consumption, the Company is subject to product liability claims if the use of the Company’s products is alleged to have resulted in injury. The Company’s products consist of vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and in most cases are not necessarily subject to pre-market regulatory approval in the U.S. The Company’s products could contain contaminated substances, and some of the Company’s products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, some of the products the Company sells are produced by third-party manufacturers. As a marketer of products manufactured by third parties, the Company may also be liable for various product liability claims for products the Company does not manufacture. We have been in the past, and may in the future, be subject to various product liability claims, including, among others, that the Company’s products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. For example, the Company has been named in certain pending cases involving the sale of certain nutrition bars, products that contain certain Prohormone ingredients and the Company’s sales of products containing ephedra. A product liability claim against the Company could result in increased costs and could adversely affect the Company’s reputation with its

NBTY, INC. and SUBSIDIARIES
PART II  OTHER INFORMATION (Continued)

customers, which in turn could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Insurance coverage, even where available, may not be sufficient to cover losses the Company may incur.

The Company’s business exposes it to the risk of liabilities arising out of the Company’s operations. For example, the Company may be liable for claims brought by users of the Company’s products or by employees, customers or other third parties for personal injury or property damage occurring in the course of the Company’s operations. The Company seeks to minimize these risks through various insurance contracts from third-party insurance carriers. However, the Company’s insurance coverage is subject to large individual claim deductibles, individual claim and aggregate policy limits, and other terms and conditions. The Company retains an insurance risk for the deductible portion of each claim and for any gaps in insurance coverage. The Company does not view insurance, by itself, as a material mitigant to these business risks.

The Company’s estimate of retained-insurance liabilities is subject to change as new events or circumstances develop that might materially impact the ultimate cost to settle these losses. The Company cannot be certain that the Company’s insurance will be sufficient to cover the its losses. Any losses that are not completely covered by the Company’s insurance could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

The insurance industry has become more selective in offering some types of coverage, and the Company may not be able to obtain insurance coverage in the future.

The insurance industry has become more selective in offering some types of insurance, such as product liability, product recall, property and directors and officers’ liability insurance. The Company was able to obtain these insurance coverages through July 1, 2006, and the Company’s current insurance program is consistent with both its past level of coverage and its risk management policies. However, the Company cannot be certain that it will be able to obtain comparable insurance coverage at favorable terms, or at all, in the future.

If the Company experiences product recalls, it may incur significant and unexpected costs, and the Company’s business reputation could be adversely affected.

The Company may be exposed to product recalls and adverse public relations if the Company’s products are alleged to cause injury or illness or if the Company is alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a product recall may require significant management attention. Product recalls may hurt the value of the Company’s brands and lead to decreased demand for the Company’s products. Product recalls may also lead to increased scrutiny by federal, state or international regulatory agencies of the Company’s operations and increased litigation and could have a have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

The Company’s operations in international markets expose it to certain risks.

The Company may experience difficulty entering new international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. As of March 31, 2006, the Company had 712 retail stores outside of the U.S. as well as significant wholesale sales outside of the U.S. For the six months ended

NBTY, INC. and SUBSIDIARIES
PART II  OTHER INFORMATION (Continued)

March 31, 2006, approximately 35% of the Company’s net sales were generated in international markets. These international operations expose the Company to certain risks, including, among other things:

•       changes in or interpretations of foreign regulations that may limit the Company’s ability to sell certain products or repatriate profits to the U.S.;

•       exposure to currency fluctuations;

•       potential imposition of trade or foreign exchange restrictions or increased tariffs;

•       difficulty in collecting international accounts receivable;

•       potentially longer payment cycles;

•       difficulties in enforcement of contractual obligations and intellectual property rights;

•       national and regional labor strikes;

•       increased costs in maintaining international manufacturing and marketing efforts;

•       geographic time zone, language and cultural differences between personnel in different areas of the world; and

•       political instability.

As the Company continues to expand its international operations, these and other risks associated with international operations are likely to increase.

The Company may not be successful in its future acquisition endeavors, if any, which may have an adverse effect on the Company’s business and results of operations.

The Company has historically engaged in substantial acquisition activity. The Company may be unable to identify suitable targets, opportunistic or otherwise, for acquisitions in the future. If the Company identifies a suitable acquisition candidate, the Company’s ability to successfully implement the acquisitions would depend on a variety of factors including its ability to obtain financing on acceptable terms and to comply with the restrictions contained in its debt agreements. If the Company needs to obtain the Company’s lenders’ consent to an acquisition, they may condition their consent on the Company’s compliance with additional restrictive covenants that may limit the Company’s operating flexibility. Acquisitions involve risks, including those associated with integrating the operations, financial reporting, disparate technologies and personnel of acquired companies; managing geographically dispersed operations; the diversion of management’s attention from other business concerns; the inherent risks in entering markets or lines of business in which the Company has either limited or no direct experience; unknown risks; and the potential loss of key employees, customers and strategic partners of acquired companies. The Company may not successfully integrate any businesses or technologies the Company may acquire in the future and may not achieve anticipated operating efficiencies and effective coordination of sales and marketing and financial reporting benefits as well as revenue and cost benefits. Acquisitions may be expensive, time consuming and may strain the Company’s resources. Acquisitions may negatively impact the Company’s results of operations as a result of, among other things, the incurrence of debt.

NBTY, INC. and SUBSIDIARIES
PART II  OTHER INFORMATION (Continued)

The Company is dependent on its executive officers and other key personnel, and it may not be able to pursue the Company’s current business strategy effectively if the Company loses them.

The Company’s continued success will largely depend on the efforts and abilities of the Company’s executive officers and certain other key employees. The Company’s ability to manage its operations and meet its business objectives could be adversely affected if, for any reason, such officers or employees do not remain with the Company.

Two of the Company’s customers account for a substantial portion of the Company’s revenue, and the loss of one or both of these customers would have a material adverse effect on the Company’s results of operations and reduce the Company’s ability to service the Company’s debt obligations.

Two of the customers of the Company’s Wholesale/US Nutrition segment accounted for, individually, more than 10% of that segment’s sales in the six months ended March 31, 2006. One of those customers accounted for 10% of the Company’s Wholesale/US Nutrition segment’s total gross accounts receivable as of March 31, 2006. The Company does not have long-term contracts with either customer. One of these customers is primarily a supplier to the other customer; therefore, changes in the Company’s business relationship with either customer would likely result in the loss of most of the net sales to both customers. While no one customer represented individually more than 10% of the Company’s consolidated net sales or total gross accounts receivable, the loss of either one of these customers would have a material adverse effect on the Company’s Wholesale/US Nutrition segment if the Company was unable to replace such customer(s). In addition, the Company’s results of operations and ability to service the Company’s debt obligations would be negatively impacted to the extent that one or both of the customers are unable to make payments or do not make timely payments on outstanding accounts receivables.

The Company is dependent on certain third-party suppliers.

The Company purchases from third-party suppliers certain important ingredients and raw materials. The principal raw materials required in the Company’s operations are vitamins, minerals, herbs, gelatin and packaging components. The Company purchases the majority of its vitamins, minerals and herbs from bulk manufacturers and distributors in the U.S., Japan, China and Europe. Although raw materials are available from numerous sources, an unexpected interruption of supply or material increases in the price of raw materials, for any reason, such as regulatory requirements, import restrictions, loss of certifications, power interruptions, fires, hurricanes, war or other events could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

During the six months ended March 31, 2006 one supplier individually represented greater than 10% of the Company’s raw material purchases. Due to numerous alternative suppliers available, the Company does not believe that the loss of this or any other single supplier would have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Company relies on its manufacturing operations to produce the vast majority of the nutritional supplements that it sells, and disruptions in the Company’s manufacturing system or losses of manufacturing certifications could adversely affect the Company’s results of operations.

The Company manufactures the vast majority of the nutritional supplements that the Company sells. The Company currently has manufacturing facilities in New York, California, Florida, New Jersey, Pennsylvania, Georgia and Canada. All of the Company’s domestic manufacturing operations are subject to Good Manufacturing Practice regulations, or GMPs, promulgated by the FDA and other applicable regulatory standards. Any significant disruption in the Company’s operations at any of these facilities,

NBTY, INC. and SUBSIDIARIES
PART II  OTHER INFORMATION (Continued)

including any disruption due to any regulatory requirement, could affect the Company’s ability to respond quickly to changes in consumer demand and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

The Company operates in a highly competitive industry, and the Company’s failure to compete effectively could adversely affect the Company’s market share, financial condition and growth prospects.

The vitamin and nutritional supplements industry is a large and growing industry, which is highly fragmented in terms of both geographical market coverage and product categories. The market for vitamins and other nutritional supplements is highly competitive in all of the Company’s channels of distribution. The Company competes with companies which may have broader product lines and/or larger sales volumes than the Company, and the Company’s products also compete with nationally advertised brand name products. Most of the national brand companies have resources greater than the Company’s resources. Numerous companies compete with the Company in the development, manufacture and marketing of vitamins and nutritional supplements worldwide. In addition, the Company’s North America and European Retail stores compete with specialty vitamin stores, health food stores and other retail stores worldwide. With respect to mail order sales, the Company competes with a large number of smaller, usually less geographically diverse, mail order and Internet companies, some of which manufacture their own products and some of which sell products manufactured by others. The market is highly sensitive to the introduction of new products which may rapidly capture a significant share of the market. Increased competition from companies that distribute through the wholesale channel could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows as these competitors may have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than the Company’s.

The Company may not be able to compete effectively in one or all of its markets, and the Company’s attempt to do so may require it to reduce its prices, which may result in lower margins. Failure to effectively compete could have a material adverse effect on the Company’s market share, business, results of operations, financial condition, cash flows and growth prospects.

The Company’s failure to appropriately respond to changing consumer preferences and demand for new products and services could significantly harm the Company’s customer relationships and product sales.

The nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions. The Company’s failure to accurately predict these trends could negatively impact consumer opinion of us as a source for the latest products, which in turn could harm the Company’s customer relationship and cause decreases in the Company’s net sales. The success of the Company’s new product offerings depends upon a number of factors, including its ability to:

•       accurately anticipate customer needs;

•       innovate and develop new products;

•       successfully commercialize new products in a timely manner;

•       price the Company’s products competitively;

•       manufacture and deliver the Company’s products in sufficient volumes and in a timely manner; and

•       differentiate the Company’s product offerings from those of the Company’s competitors.

NBTY, INC. and SUBSIDIARIES
PART II OTHER INFORMATION (Continued)

If the Company does not introduce new products or make enhancements to meet the changing need of its customers in a timely manner, some of the Company’s products could be rendered obsolete, which could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

The Company is subject to war, sabotage and terrorism risk.

War, sabotage and terrorist attacks or any similar risk may affect the Company’s operations in unpredictable ways, including disruptions of the shopping and commercial behavior of the Company’s customers, changes in the insurance markets and disruptions of fuel supplies and markets, particularly oil. War and risk of war also have an adverse effect on the economy. Instability in the financial markets as a result of war, sabotage or terrorism could adversely affect the Company’s ability to raise capital, as well as adversely affect the retail and vitamin and dietary supplement industries and restrict their future growth.

The Company may be adversely affected by increased utility and fuel costs.

Increasing fuel costs may adversely affect the Company’s results of operations in that consumer traffic to the Company’s retail locations may be reduced and the costs of the Company’s sales may increase as it incurs fuel costs in connection with the Company’s manufacturing operations and the transportation of goods from the Company’s warehouse and distribution facilities to stores. Also, high oil costs can affect the cost of all raw materials and components and the competitive environment in which the Company operates may limit its ability to recover higher costs resulting from rising fuel prices.

The Company’s profits may be negatively affected by currency exchange rate fluctuations.

The Company’s assets, earnings and cash flows are influenced by currency fluctuations due to the geographic diversity of the Company’s sales and the countries in which its operates, which may have a significant impact on the Company’s financial results. For the six months ended March 31, 2006, 35% of the Company’s sales were denominated in a currency other than the U.S. dollar, and as of March 31, 2006, 29% of the Company’s assets and 9% of the Company’s total liabilities were denominated in a currency other than the U.S. dollar. As of March 31, 2006, the Company had not entered into any hedging arrangements to mitigate the Company’s exposure to foreign currency exchange rate risk.

The Company’s inability to protect the Company’s intellectual property rights could adversely affect the Company’s business.

The Company owns trademarks registered with the U.S. Patent and Trademark Office and many foreign jurisdictions for the Company’s Nature’s Bounty®, Vitamin World®, Puritan’s Pride®, Rexall®, Sundown®, Solgar®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health® trademarks, among others, and with the appropriate U.K., Dutch and Canadian authorities for the Company’s Holland & Barrett, GNC (UK), Nature’s Way, De Tuinen, Le Naturiste and SISU trademarks, among others, and have rights to use other names essential to the Company’s business. The Company’s policy is to pursue registrations for all trademarks associated with the Company’s key products. U.S. registered trademarks have a perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. The Company regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the marketing of the Company’s products. The Company vigorously protects its trademarks against infringement. The Company’s products are generally not subject to patent protection. There can be no assurance that, to the extent the Company does not have patents or trademarks on the Company’s products, another company will not replicate one or more of the

NBTY, INC. and SUBSIDIARIES
PART II OTHER INFORMATION (Continued)

Company’s products. Further, there can be no assurance that in those foreign jurisdictions in which the Company conducts business the protection available to the Company will be as extensive as the protection available to the Company in the U.S.

Intellectual property litigation and infringement claims against the Company could cause it to incur significant expenses or prevent it from manufacturing, selling or using some aspect of the Company’s products, which could adversely affect the Company’s revenues and market share.

The Company may be subject to intellectual property litigation and infringement claims, which could cause the Company to incur significant expenses or prevent it from manufacturing, selling or using some aspect of its products. Claims of intellectual property infringement also may require the Company to enter into costly royalty or license agreements. However, the Company may be unable to obtain royalty or license agreements on terms acceptable to the Company or at all. Claims that the Company’s technology or products infringe on intellectual property rights could be costly and would divert the attention of management and key personnel, which in turn could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Item 4.                        Submission of Matters to a Vote of Security Holders

Proposition 1: Re-elected Directors to serve until the 2009 Annual Meeting.

	Votes	Votes	Total
	for	against	Votes
Aram G. Garabedian	56,542,687	6,165,922	62,708,609
Michael C. Slade	59,137,396	3,571,213	62,708,609
Neil H. Koenig	60,643,929	2,064,680	62,708,609

Proposition 2: Ratified the appointment of PriceWaterhouseCoopers LLP as independent certified public accountants to audit the consolidated financial statements of the Company for the 2006 fiscal year.

Votes	Votes	Votes	Total
for	against	Abstain	Votes
62,418,214	181,933	108,462	62,708,609

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

10.1	Employment Agreement, effective October 1, 2002, by and between NBTY, Inc. and Scott Rudolph(4)

NBTY, INC. and SUBSIDIARIES
PART II OTHER INFORMATION (Continued)

10.2	Employment Agreement, effective October 1, 2002, by and between NBTY, Inc. and Harvey Kamil(4)
10.3	Executive Consulting Agreement, effective January 1, 2002, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(4)
10.4	First Amendment to Executive Consulting Agreement, effective January 1, 2003, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(2)
10.5	Second Amendment to Executive Consulting Agreement, effective January 1, 2004, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(5)
10.6	Third Amendment to Executive Consulting Agreement, effective January 1, 2005, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(10)
10.7	Fourth Amendment to Executive Consulting Agreement, effective January 1, 2006, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(11)
10.8	NBTY, Inc. Retirement Savings and Employees’ Stock Ownership Plan(1)
10.9	NBTY, Inc. Year 2000 Incentive Stock Option Plan(6)
10.10	NBTY, Inc. Year 2002 Stock Option Plan(7)
10.11

Second Amended and Restated Credit Agreement, as further amended and restated as of August 1, 2005, among NBTY, Inc., as Borrower, The Several Lenders from Time to Time Parties Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Bank of America, N.A., as Syndication Agent(8)

10.12	Guarantee and Collateral Agreement made by NBTY, Inc. and the other Grantors party hereto in favor of JPMorgan Chase Bank, as Administrative Agent dated as of July 24, 2003(2)
10.13	2005 Salary and Bonuses for Executive Officers of NBTY, Inc.(9)
10.14	2006 Salary and Bonuses for Executive Officers of NBTY, Inc.(12)
10.15	Purchase Agreement by and between Wyeth and NBTY, Inc. dated as of June 6, 2005 (the ‘‘Solgar Purchase Agreement’’)(8)
10.16	Amendment to the Solgar Purchase Agreement, dated August 1, 2005.(8)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

NBTY, INC. and SUBSIDIARIES
PART II OTHER INFORMATION (Continued)

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

(7)          Incorporated by reference to NBTY, Inc.’s Proxy Statement, dated March 25, 2002 (File #0-10666).

(8)          Incorporated by reference to NBTY, Inc.’s Form 10-Q, filed on August 9, 2005 (File #001-31788).

(9)          Incorporated by reference to NBTY, Inc.’s Form 8-K filed on February 11, 2005 (File #001-31788).

(10)   Incorporated by reference to NBTY, Inc.’s Form 10-Q, filed on May 9, 2005 (File #001-31788).

(11)   Incorporated by reference to NBTY, Inc.’s Form 10-Q, filed on February 2, 2006 (File #001-31788).

(12)   Incorporated by reference to NBTY, Inc.’s Form 8-K filed on February 15, 2006 (File #001-31788).

b.    Reports on Form 8-K during the quarter ended March 31, 2006.

•       On January 12, 2006, the Company filed a current report on Form 8-K to announce that effective January 9, 2006, the Company dismissed Deloitte & Touche LLP (“Deloitte”)  as its independent registered public accounting firm and effective January 12, 2006, the Company engaged Pricewaterhouse Coopers LLP (“PwC”) as its new independent accountants.

•       On January 17, 2006, the Company filed a current report on Form 8-K to accompany its press release on January 9, 2006 announcing preliminary unaudited sales results for the fiscal first quarter ended December 31, 2005.

•       On January 30, 2006, the Company filed a current report on Form 8-K to accompany its press release on January 27, 2006 announcing fiscal first quarter results.

•       On February 7, 2006, the Company filed a current report on Form 8-K to accompany its press release on February 6, 2006 announcing preliminary unaudited sales results for January, 2006.

•       On February 15, 2006, the Company filed a current report on Form 8-K to announce that on February 10, 2006, the Board of Directors of NBTY, Inc. ratified the December 16, 2005 decision of the Compensation and Stock Option Committee that Mr. Scott Rudolph and other named executive officers (as defined in Regulation S-K item 402(a)(3)) shall receive the salary and bonus set forth therein.

•       On March 13, 2006, the Company filed a current report on Form 8-K to accompany its press release on March 10 , 2006 announcing preliminary unaudited sales results for February, 2006.

NBTY, INC. and SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, INC.
(Registrant)
Date: May 9, 2006	By:	/s/ SCOTT RUDOLPH
Scott Rudolph
Chairman and Chief Executive Officer
(Principal Executive Officer)
Date: May 9, 2006	By:	/s/ HARVEY KAMIL
Harvey Kamil
President and Chief Financial Officer
(Principal Financial and Accounting Officer)