Form 10-Q
period 2006-06-30
NBTY INC
filed 2006-08-08
CIK 70793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2006
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

Large accelerated filer ☒	Accelerated filer☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of August 3, 2006
Par value $.008 per share	67,204,139

NBTY, INC. and SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FISCAL QUARTER ENDED JUNE 30, 2006
INDEX

FORWARD-LOOKING STATEMENTS:

INFORMATION CONTAINED IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF NBTY, INC. AND ITS SUBSIDIARIES (COLLECTIVELY, THE ‘‘COMPANY’’). IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS ‘‘SUBJECT TO,’’ ‘‘BELIEVE,’’ ‘‘EXPECT,’’ ‘‘PLAN,’’ ‘‘PROJECT,’’ ‘‘ESTIMATE,’’ ‘‘INTEND,’’ ‘‘MAY,’’ ‘‘SHOULD,’’ ‘‘CAN,’’ OR ‘‘ANTICIPATE,’’ OR THE NEGATIVE THEREOF, OR VARIATIONS THEREON, OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH ARE INHERENTLY UNCERTAIN. SIMILARLY, DISCUSSIONS OF STRATEGY ALTHOUGH BELIEVED TO BE REASONABLE, ARE ALSO FORWARD-LOOKING STATEMENTS AND ARE INHERENTLY UNCERTAIN. ALL FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM PROJECTED RESULTS. FACTORS WHICH MAY MATERIALLY AFFECT SUCH FORWARD-LOOKING STATEMENTS INCLUDE: (I) ADVERSE STUDIES AND/OR PUBLICITY REGARDING NUTRITIONAL SUPPLEMENTS GENERALLY OR A PARTICULAR SUPPLEMENT; (II) SLOW OR NEGATIVE GROWTH IN THE NUTRITIONAL SUPPLEMENT INDUSTRY; (III) INTERRUPTION OF BUSINESS OR NEGATIVE IMPACT ON SALES AND EARNINGS DUE TO HURRICANES, EARTHQUAKES, OTHER ACTS OF GOD, ACTS OF WAR, TERRORISM, BIO-TERRORISM, CIVIL UNREST OR DISRUPTION OF MAIL OR OTHER COMMUNICATION SERVICES; (IV) INABILITY TO RETAIN CUSTOMERS OF COMPANIES (OR MAILING LISTS) RECENTLY ACQUIRED; (V) INCREASED COMPETITION; (VI) INCREASED COSTS; (VII) LOSS OR RETIREMENT OF KEY MEMBERS OF MANAGEMENT; (VIII) INCREASES IN THE COST OF BORROWINGS AND/OR UNAVAILABILITY OF ADDITIONAL DEBT OR EQUITY CAPITAL; (IX) UNAVAILABILITY OF, OR INABILITY TO CONSUMMATE, ADVANTAGEOUS ACQUISITIONS IN THE FUTURE, INCLUDING THOSE THAT MAY BE SUBJECT TO BANKRUPTCY APPROVAL OR THE INABILITY OF THE COMPANY TO INTEGRATE ACQUISITIONS INTO THE MAINSTREAM OF ITS BUSINESS; (X) CHANGES IN GENERAL WORLDWIDE ECONOMIC AND POLITICAL CONDITIONS IN THE MARKETS IN WHICH THE COMPANY MAY COMPETE FROM TIME TO TIME; (XI) THE INABILITY OF THE COMPANY TO GAIN AND/OR HOLD MARKET SHARE OF ITS WHOLESALE AND/OR RETAIL CUSTOMERS ANYWHERE IN THE WORLD; (XII) UNAVAILABILITY OF ELECTRICITY IN CERTAIN GEOGRAPHICAL AREAS; (XIII) THE INABILITY OF THE COMPANY TO OBTAIN AND/OR RENEW INSURANCE AND/OR THE COSTS OF SAME; (XIV) EXPOSURE TO AND EXPENSE OF DEFENDING AND RESOLVING, PRODUCT LIABILITY AND INTELLECTUAL PROPERTY CLAIMS AND OTHER LITIGATION, INCLUDING ADMINISTRATIVE AND CRIMINAL PROCEEDINGS; (XV) THE ABILITY OF THE COMPANY TO SUCCESSFULLY IMPLEMENT ITS BUSINESS STRATEGY; (XVI) THE INABILITY OF COMPANY TO MANAGE ITS RETAIL, WHOLESALE, MANUFACTURING AND OTHER OPERATIONS EFFICIENTLY; (XVII) CONSUMER ACCEPTANCE OF THE COMPANY’S PRODUCTS; (XVIII) THE INABILITY OF THE COMPANY TO RENEW LEASES FOR ITS RETAIL LOCATIONS; (XIX) THE INABILITY OF THE COMPANY’S RETAIL STORES TO ATTAIN OR MAINTAIN PROFITABILITY; (XX) THE ABSENCE OF CLINICAL TRIALS FOR MANY OF THE COMPANY’S PRODUCTS; (XXI) SALES AND EARNINGS VOLATILITY AND/OR TRENDS; (XXII) THE EFFICACY OF THE COMPANY’S INTERNET AND ON-LINE SALES AND MARKETING STRATEGIES; (XXIII) FLUCTUATIONS IN FOREIGN CURRENCIES, INCLUDING THE BRITISH POUND, THE EURO AND THE CANADIAN DOLLAR; (XXIV) IMPORT-EXPORT CONTROLS ON SALES TO FOREIGN COUNTRIES; (XXV) THE INABILITY

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

PART I. FINANCIAL INFORMATION

ITEM 1:

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2006	September 30, 2005
	(Dollars and shares in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$69,699	$67,282
Investments	—	39,900
Accounts receivable, less allowance for doubtful accounts of $9,708 at June 30, 2006 and $9,155 at September 30, 2005	81,407	73,226
Inventories	374,799	491,335
Deferred income taxes	23,651	23,645
Prepaid expenses and other current assets	38,074	54,469
Total current assets	587,630	749,857
Property, plant and equipment, net of accumulated depreciation of $290,877 and $279,883, respectively	315,008	320,528
Goodwill	232,455	228,747
Other intangible assets, net	148,907	166,325
Other assets	13,381	16,845
Total assets	$1,297,381	$1,482,302
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$6,055	$80,922
Accounts payable	77,832	72,720
Accrued expenses and other current liabilities	116,914	120,487
Total current liabilities	200,801	274,129
Long-term debt, net of current portion	221,312	428,204
Deferred income taxes	67,542	57,092
Other liabilities	7,521	6,822
Total liabilities	497,176	766,247
Commitments and contingencies
Stockholders’ equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 67,204 shares at June 30, 2006 and 67,191 shares at September 30, 2005	537	537
Capital in excess of par	138,737	138,657
Retained earnings	633,397	559,275
Accumulated other comprehensive income	27,534	17,586
Total stockholders’ equity	800,205	716,055
Total liabilities and stockholders’ equity	$1,297,381	$1,482,302

This financial information should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Consolidated Financial Statements in the Company’s Form 10-K filed December 22, 2005 (the “2005 Form 10-K”).

NBTY, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2006	2005	2006	2005
	(Dollars and shares in thousands, except per share amounts)
Net sales	$475,297	$438,986	$1,412,310	$1,301,969
Costs and expenses:
Cost of sales	256,594	220,960	753,674	658,994
Advertising, promotion and catalog	28,112	27,398	80,338	82,697
Selling, general and administrative	143,955	153,462	446,832	436,497
Trademark/goodwill impairments	—	7,686	10,450	7,686
	428,661	409,506	1,291,294	1,185,874
Income from operations	46,636	29,480	121,016	116,095
Other income (expense):
Interest	(5,458)	(5,663)	(21,408)	(17,237)
Miscellaneous, net	(218)	3,626	1,928	5,728
	(5,676)	(2,037)	(19,480)	(11,509)
Income before provision for income taxes	40,960	27,443	101,536	104,586
Provision for income taxes	11,059	11,477	27,414	37,860
Net income	$29,901	$15,966	$74,122	$66,726
Net income per share:
Basic	$0.44	$0.24	$1.10	$0.99
Diluted	$0.43	$0.23	$1.07	$0.97
Weighted average common shares outstanding:
Basic	67,204	67,186	67,197	67,151
Diluted	69,152	69,137	69,081	69,140

This financial information should be read in conjunction with the Notes herein and the Consolidated Financial Statements in the 2005 Form 10-K.

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED SEPTEMBER 30, 2005 AND
NINE MONTHS ENDED JUNE 30, 2006
(Unaudited)

	Common Stock		Capital		Treasury Stock		Accumulated Other	Total	Total
	Number of Shares	Amount	in Excess of Par	Retained Earnings	Number of Shares	Amount	Comprehensive Income (Loss)	Stockholders’ Equity	Comprehensive Income
	(Dollars and shares in thousands)
Balance, September 30, 2004	67,060	$536	$135,787	$481,302	—	$—	$22,173	$639,798
Components of comprehensive income:
Net income				78,137				78,137	$78,137
Foreign currency translation adjustment and other, net of taxes							(4,587)	(4,587)	(4,587)
									$73,550
Purchase of treasury shares, at cost					8	(176)		(176)
Treasury stock retired	(8)	—	(12)	(164)	(8)	176		—
Shares issued and contributed to ESOP	100	1	2,437					2,438
Exercise of stock options	39		225					225
Tax benefit from exercise of stock options			220					220
Balance, September 30, 2005	67,191	537	138,657	559,275	—	—	17,586	716,055
Components of comprehensive income:
Net income				74,122				74,122	$74,122
Foreign currency translation adjustment and other, net of taxes							9,948	9,948	9,948
									$84,070
Exercise of stock options	13	—	65					65
Tax benefit from exercise of stock options			15					15
Balance, June 30, 2006	67,204	$537	$138,737	$633,397	—	$—	$27,534	$800,205

This financial information should be read in conjunction with the Notes herein and the Consolidated Financial Statements in the 2005 Form 10-K.

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended June 30,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$74,122	$66,726
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Provision for impairments and disposals of property, plant and equipment	3,683	3,620
Depreciation and amortization	41,984	44,276
Foreign currency transaction loss (gain)	2,013	(2,732)
Amortization and write-off of deferred financing costs	3,570	1,614
Amortization and write-off of bond discount	349	118
Gain on extinguishment of debt	(425)	—
Gain on settlement of interest rate swap	(353)	—
Compensation expense for ESOP	—	2,118
Impairment on asset held for sale	—	1,908
Gain on sale of business assets	—	(1,999)
Trademark/goodwill impairments	10,450	7,686
Provision for (recovery of) allowance for doubtful accounts	949	(1,012)
Inventory reserves	248	3,754
Tax benefit from exercise of stock options	(15)	201
Deferred income taxes	4,112	5,679
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,762)	20,849
Inventories	119,429	(106,105)
Prepaid expenses and other current assets	17,267	10,150
Other assets	344	1,708
Accounts payable	2,619	(5,318)
Accrued expenses and other liabilities	(3,125)	11,747
Net cash provided by operating activities	268,459	64,988
Cash flows from investing activities:
Purchase of property, plant and equipment	(26,797)	(49,786)
Proceeds from sale of property, plant and equipment	102	71
Proceeds from sale of property, plant and equipment held for sale	—	9,950
Proceeds from sale of business assets	—	5,766
Cash paid for acquisitions, net of cash acquired	—	(13,434)
Proceeds from sale of available-for-sale marketable securities	39,900	—
Purchase price adjustments and settlements, net	1,845	4,558
Purchase/sale of intangible assets	(433)	30
Net cash provided by (used in) investing activities	14,617	(42,845)

Continued

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the nine months
	ended June 30,
	2006	2005
	(Dollars and shares in thousands)
Cash flows from financing activities:
Principal payments under long-term debt agreements	$(276,494)	$(18,810)
Principal payments under the Revolving Credit Facility	(11,000)	(20,000)
Proceeds from borrowings under the Revolving Credit Facility	5,000	26,000
Proceeds from settlement of interest rate swap	353	—
Tax benefit from exercise of stock options	15	—
Proceeds from stock options exercised	65	207
Purchase of treasury stock	—	(176)
Net cash used in financing activities	(282,061)	(12,779)
Effect of exchange rate changes on cash and cash equivalents	1,402	(960)
Net increase in cash and cash equivalents	2,417	8,404
Cash and cash equivalents at beginning of period	67,282	21,751
Cash and cash equivalents at end of period	$69,699	$30,155
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest (net of capitalized interest of $810 in fiscal 2006)	$17,147	$11,332
Income taxes (net of refunds of $9,822 in fiscal 2006)	$22,290	$25,886
Non-cash investing and financing information:
During the nine months ended June 30, 2006, the Company entered into capital lease agreements for computer hardware and software approximating $811.
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
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

1.   Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated financial statements for the interim periods include the accounts of NBTY, Inc. and its wholly-owned subsidiaries (“NBTY” or the “Company”). All significant intercompany transactions and balances have been eliminated. These condensed consolidated financial statements are unaudited. However, such statements reflect all adjustments which in the opinion of management are necessary for a fair statement of the results of the interim periods presented. The interim condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include all information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (“10-K”), as filed with the SEC. The September 30, 2005 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the results for the full fiscal year ending September 30, 2006 or for any other period.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments approximates fair value due to their short maturities and variable interest rates, with the exception of the 7 1/8% Senior Subordinated Notes (see Note 9—Long-Term Debt). The fair value of the 7 1/8% Senior Subordinated Notes at June 30, 2006, based on then quoted market prices, was $179,550.

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

The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. The Company maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

For the three and nine months ended June 30, 2006 and 2005 the following individual customers accounted for the following percentages of the Wholesale / US Nutrition division’s net sales, respectively:

	% of Wholesale / US Nutrition division’s net sales
	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Customer A	13%	14%	12%	14%
Customer B	16%	22%	15%	17%

Customer A is primarily a supplier to Customer B. Therefore, the loss of Customer B would likely result in the loss of most of the net sales to Customer A. While no one customer represented, individually, more than 10 percent of the Company’s consolidated net sales for the three and nine months ended June 30, 2006 and 2005, the loss of either one of these customers would have a material adverse effect on the Wholesale/US Nutrition division if the Company were unable to replace such customer(s).

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

The following individual customers accounted for 10% or more of the Wholesale/US Nutrition division’s total gross accounts receivable as of June 30, 2006 and September 30, 2005, respectively:

	June 30,	September 30,
	2006	2005
Customer A	8%	10%
Customer B	11%	7%
Customer C	10%	10%

Accounts receivable are presented net of the following reserves at June 30, 2006 and September 30, 2005:

	June 30,	September 30,
	2006	2005
Allowance for sales returns	$10,145	$15,616
Promotional programs incentive accrual	39,039	43,837
	$49,184	$59,453

New Accounting Developments

Accounting pronouncements—newly issued:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in tax positions and requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 on October 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 in its financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 155 on

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

October 1, 2006 and does not expect that the adoption will have a material impact on its consolidated financial position or results of operations.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”).  FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted FIN 47 beginning the first quarter of fiscal year 2006. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” an amendment of Accounting Research Bulletin (“ARB”) No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

be based on the normal capacity of the production facilities.  The Company adopted SFAS 151 beginning the first quarter of fiscal year 2006. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

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

The Act also contains a provision related to Foreign Earnings Repatriation (“FER”). The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S.  The Company has completed its evaluation of the application of the FER provision and determined that it will likely realize a benefit by repatriating funds in accordance with the FER provision. As such, the Company has developed a Domestic Reinvestment Plan to reinvest the repatriated funds in the U.S. in qualifying activities, pursuant to the terms of the FER provision and subsequent guidance issued by the IRS. This plan authorizes the repatriation of up to $122,500 during the fiscal year ending September 30, 2006. A portion of the repatriation includes foreign earnings related to the fiscal year ended September 30, 2005 and to earlier fiscal years. The Company estimated and recorded a net benefit of $884 on unremitted earnings from the fiscal year ended September 30, 2005 and earlier fiscal years. This benefit was recorded in the provision for income taxes for the fiscal year ended September 30, 2005.

The majority of the repatriation is expected to come from projected foreign earnings for the fiscal year ending September 30, 2006. As the Company has principally repatriated foreign earnings in prior years, it is essentially repatriating current year foreign earnings at a more beneficial rate under the American Jobs Creations Act of 2004. To the extent there are foreign earnings generated during each of the quarters in fiscal 2006, this will result in a tax benefit for each of the quarters. The Company has estimated and recorded an incremental benefit of $1,060 and $5,802 for the three and nine months ended June 30, 2006, based on the results for the period. Because the actual benefit will be based on full year’s results, the Company will continue to monitor the expected tax impact of the FER provision, and make adjustments, as necessary.

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

Fiscal 2005 Acquisitions

Solgar (Final)

On August 1, 2005, the Company acquired substantially all the assets of Solgar Vitamin and Herb, a division of Wyeth Consumer Healthcare (“Wyeth”). The purchase price for this business was approximately $115,000. The Company has finalized the net asset value calculation and received $1,964 from the seller in settlement. The goodwill associated with this acquisition will be deductible for tax purposes. The cash used for this acquisition was financed by an amendment and restatement of the Company’s existing Credit and Guarantee Agreement (“CGA”), which included a new Term Loan A for $120,000 which matures August 2010. The Company also incurred approximately $3,528 of direct transaction costs for a total purchase price of approximately $116,564. Additionally, related financing costs of approximately $1,147 were paid to secure the financing for this acquisition and recorded as deferred financing costs which will be amortized as interest expense until the maturity of Term Loan A (see Note 9).

Solgar, a prominent supplement company established in 1947, manufactures and distributes premium-branded nutritional supplements including multivitamins, minerals, botanicals and specialty formulas designed to meet the specific needs of men, women, children and seniors. Solgar’s headquarters and major manufacturing facility are located in Bergen County, New Jersey. Solgar’s products are sold at nearly 5,000 health food stores, natural product stores, natural pharmacies and specialty stores across the United States. Solgar will strengthen NBTY’s presence in the health food store market, as the Solgar brand focuses on serving the needs of the independent health food store across the United States and internationally.  This acquisition contributed $23,978 and $74,444 in net sales and $3,838 and $6,168 of pre-tax operating income to NBTY’s wholesale segment for the three and nine months ended June 30, 2006, respectively.

At the closing of the Solgar acquisition, the Company anticipated headcount reductions and, as such, included an estimated accrual for workforce reductions of approximately $1,008 comprised of severance and employee benefits in the preliminary purchase price allocation (see included herein). The rollforward of the workforce reduction accrual is as follows:

Accrual at acquisition date August 1, 2005	$1,008
Payments	(891)
Accrual at September 30, 2005	117
Payments	(74)
Adjustment to goodwill	(43)
Accrual at June 30, 2006	$—

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

SISU (Preliminary; see discussion below)

On June 8, 2005, the Company acquired SISU, Inc. (“SISU”), a Canadian-based manufacturer and distributor of premium quality vitamins and supplements sold to independent health food stores. The purchase price for this business was approximately $8,224 in cash.  None of the goodwill associated with this acquisition will be deductible for tax purposes. This acquisition contributed $2,811 and $9,235 in net sales and $413 and $218 of pre-tax operating loss to NBTY’s wholesale segment for the three and nine months ended June 30, 2006, respectively.

Le Naturiste (Final)

On February 25, 2005, the Company acquired Le Naturiste Jean-Marc Brunet (“Le Naturiste”), a chain of retail stores located throughout Quebec. Le Naturiste is an Eastern Canadian-based company in the business of developing, packaging, marketing and retailing an in-house range of privately-labeled health and natural products. At the time of the acquisition, the Le Naturiste chain operated 99 company-owned stores and 4 franchised stores. The purchase price for this business was approximately $5,048 in cash. None of the goodwill associated with this acquisition will be deductible for tax purposes. This acquisition contributed $4,230 and $13,199 in net sales and $748 and $2,396 of pre-tax operating loss to NBTY’s North American retail segment for the three and nine months ended June 30, 2006, respectively.  As of June 30, 2006 the Le Naturiste chain operated 96 company-owned stores and 2 franchised stores.

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

The preliminary allocation of the SISU purchase price noted above is subject to contingency payments based upon financial loss claims as specified in the purchase agreement. The purchase agreement stipulates the indemnification from the seller of any financial losses of SISU for the period from June 1,

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

2005 to May 31, 2006 up to the maximum amount of $500.  The completion of this process may result in an adjustment to the purchase price. Upon completion of these events, final allocations to the acquired assets and liabilities could result in future adjustments to goodwill and actual results may differ from those presented herein. Although management believes that the current allocation of the estimated purchase price is reasonable, the final allocation may differ significantly from the amounts reflected in the accompanying consolidated financial statements.

Pro forma financial information related to Solgar, SISU and Le Naturiste are not provided as their impact was not material individually or in the aggregate to the Company’s interim condensed consolidated financial statements.

3. Investments

At September 30, 2005, investments consisted of auction rate securities (“ARS”) which were long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which occurs every 7 to 35 days. At September 30, 2005 the Company had investments in ARS of $39,900 which were classified as available-for-sale marketable securities with interest at rates that are reset every 7 days and had stated maturity dates ranging from 2014 to 2039. These investments were recorded at fair value; any unrealized gains/losses were included in other comprehensive income, unless a loss is determined to be other than temporary. Despite the long-term nature of their stated contractual maturities, there is a ready liquid market for these securities based on the interest rate reset mechanism. The Company classified such securities as current assets in the accompanying balance sheets because the Company had the ability and intent to sell these securities as necessary to meet its current liquidity requirements. On October 24, 2005, the Company liquidated and utilized all of its investment in ARS of $39,900 to pay a portion of the remaining redemption price on its 8 5/8% Notes tendered. (See Note 9 for further discussion of the Company’s redemption of its 8 5/8% Notes). As of September 30, 2005, there were no unrealized holding gains or losses.

Interest income included in ‘‘Miscellaneous, net’’ in the Consolidated Statements of Income was $1,360 and $2,430 and $893 and $1,550 for the three and nine months ended June 30, 2006 and 2005, respectively.

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

4. Comprehensive Income

Total comprehensive income for the Company includes net income, the effects of foreign currency translation, unrealized gains and losses on available-for-sale securities and changes in the fair value of the interest rate swap agreement treated as a cash flow hedging instrument, which are charged or credited to the accumulated other comprehensive income account within stockholders’ equity net of tax. Total comprehensive income for the three and nine months ended June 30, 2006 and 2005 is as follows:

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Net income, as reported	$29,901	$15,966	$74,122	$66,726
Changes in:
Unrealized holding gains (losses)	—	(1)	(1)	4
Interest rate swap valuation adjustments	(205)	—	40	—
Write-off of accumulated other comprehensive income (a)	—	—	—	566
Foreign currency translation adjustments	12,902	(10,631)	9,909	(3,939)
Total comprehensive income, net of taxes	$42,598	$5,334	$84,070	$63,357

        (a) As a result of the sale of assets in a foreign country in the prior period, the Company wrote off the related accumulated comprehensive income.

Accumulated other comprehensive income as of June 30, 2006 and September 30, 2005, net of taxes, was $27,534 and $17,586, respectively. Of these amounts, $27,506 and $17,596 relate to net gains on foreign currency translation adjustments at June 30, 2006 and September 30, 2005, respectively, and have been recorded in the shareholders’ equity section of the consolidated balance sheets.

The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in its European subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. Dollar.

During the three and nine months ended June 30, 2006, the Company recorded an increase in its deferred tax liability of $8,111 and $6,230, respectively, relating to other comprehensive income earned during this period. During the three and nine months ended June 30, 2005, the Company recorded a decrease in its deferred tax liability of $6,683 and $2,121, respectively, relating to other comprehensive losses incurred during this period.

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

5. Inventories

The components of inventories are as follows:

	June 30,	September 30,
	2006	2005
Raw materials	$93,089	$146,134
Work-in-process	12,083	8,194
Finished goods	269,627	337,007
Total	$374,799	$491,335

6. Earnings Per Share (EPS)

Basic EPS computations are based on the weighted average number of common shares outstanding during the three and nine month periods ended June 30, 2006 and 2005. Diluted EPS includes the dilutive effect of outstanding stock options, as if exercised. The following is a reconciliation between basic and diluted EPS:

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Numerator:
Numerator for basic and diluted EPS—
Net income	$29,901	$15,966	$74,122	$66,726
Denominator:
Denominator for basic EPS—weighted-average shares	67,204	67,186	67,197	67,151
Effect of dilutive securities:
Stock options	1,948	1,951	1,884	1,989
Denominator for diluted EPS—weighted-average shares	69,152	69,137	69,081	69,140
Basic EPS	$0.44	$0.24	$1.10	$0.99
Diluted EPS	$0.43	$0.23	$1.07	$0.97

7. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company tests goodwill annually as of September 30, the last day of its fourth fiscal quarter, of each year unless an event occurs that would indicate the value is impaired at an interim date.

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

The changes in the carrying amount of goodwill by segment for the nine month period ended June 30, 2006, are as follows:

	Wholesale/ US Nutrition	European Retail	Direct Response/ Puritan’s Pride	Consolidated
Balance at September 30, 2005	$73,590	$139,960	$15,197	$228,747
Purchase price settlements and adjustments	(1,734)	—	—	(1,734)
Closure of business entities	(645)	—	—	(645)
Foreign currency translation	59	6,028	—	6,087
Balance at June 30, 2006	$71,270	$145,988	$15,197	$232,455

The goodwill recorded as a result of the SISU acquisition is subject to revision as described in Note 2. Although management believes that the current allocation of the estimated purchase price is reasonable, the final allocation may differ from the amounts reflected in the accompanying consolidated financial statements.

The decrease in the Wholesale / US Nutrition segment’s goodwill during the nine months of fiscal 2006 is the result of the receipt of cash from Wyeth in connection with the determination by the Company and Wyeth of the final net asset calculation with respect to the Solgar acquisition. In addition, closure of the Solgar operations in Australia, Canada and Mexico, which occurred during the nine months ended June 30, 2006, included the write-off of goodwill associated with these businesses.

Other Intangible Assets

Other definite lived intangibles are amortized on a straight-line basis over periods not exceeding 20 years. The carrying amount of acquired other intangible assets as of June 30, 2006 and September 30, 2005 is as follows:

	June 30, 2006		September 30, 2005
	Gross		Gross		Amortization
	carrying	Accumulated	carrying	Accumulated	period
	amount	amortization	amount	amortization	(years)
Definite lived intangible assets
Brands	$82,696	$10,415	$94,565	$8,608	20
Customer lists	62,008	31,283	61,963	28,299	2 - 15
Private label relationships	34,240	2,740	34,047	1,454	20
Trademarks and licenses	17,010	4,768	15,996	3,897	2 - 20
Covenants not to compete	3,034	2,675	2,777	2,565	3 - 5
	198,988	51,881	209,348	44,823
Indefinite lived intangible asset
Trademark	1,800	—	1,800	—
Total intangible assets	$200,788	$51,881	$211,148	$44,823

Due to continued difficult market conditions, the Company decided during the second quarter of fiscal 2006 to discontinue its Carb Solutions low-carb product line, acquired as part of the acquisition of

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

Rexall Sundown in 2003. As a result of the Company’s decision, the brands associated with this trademark had virtually no future undiscounted cash flow to support the carrying value, the Company wrote off the carrying value of the Carb Solutions trademarked brands of $10,450 during the nine month period ended June 30, 2006. This impairment charge is included in “Trademark impairment” in the Company’s Condensed Consolidated Statements of Income for the nine months ended June 30, 2006. See also Note 11, Impairments, Assets Held for Sale and Gain on Sale of Business Assets.

Aggregate amortization expense of definite lived intangible assets included in the Condensed Consolidated Statements of Income under the caption “Selling, general and administrative” expenses for the three and nine months ended June 30, 2006 and 2005 was approximately $2,743 and $8,444 and $2,415 and $7,199, respectively.

Estimated amortization expense:

Assuming no changes in the Company’s definite lived intangible assets, estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the fiscal year ending September 30,
2006	$12,264
2007	$11,634
2008	$11,485
2009	$10,261
2010	$10,160

8. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows:

	June 30,	September 30,
	2006	2005
Accrued compensation and related taxes	$25,393	$28,153
Accrued purchases	17,378	13,683
Litigation	8,455	11,337
Income taxes payable	8,182	9,110
Other	57,506	58,204
	$116,914	$120,487

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

9. Long-Term Debt

Long-term debt consisted of the following:

	June 30,	September 30,
	2006	2005
Senior debt:
8 5/8% Senior subordinated notes, (“8 5/8% Notes”) net of unamortized discount of $173 at September 30, 2005 (a)	$—	$75,369
7 1/8% Senior subordinated notes due 2015, (“7 1/8% Notes”) net of unamortized discount of $1,588 at June 30, 2006 and $1,763 at September 30, 2005 (b)	188,412	198,237
Mortgages:
First mortgage payable in monthly principal and interest (7.375%) installments of $55, maturing May 2011	2,725	3,060
First mortgage; interest at LIBOR plus 1.5%; payable in monthly principal and interest installments of $137; fully repaid in 2006 (c)	—	12,878
Capital Leases:
Capital lease obligations payable in monthly principal and interest (weighted-average imputed interest rate of 2.5%) installments of $23, maturing June 2009	811	—
Credit and Guarantee Agreement (“CGA”) (d):
Revolving Credit Facility, maturing July 2008	—	6,000
Term loan C; interest at LIBOR plus applicable margin; fully repaid 2006	—	138,163
Term loan A; interest at LIBOR plus applicable margin; (approximately 6.625% at June 30, 2006); maturing August 2010	35,419	75,419
	227,367	509,126
Less: current portion	6,055	80,922
Total	$221,312	$428,204

(a)              At September 30, 2005, the 8 5/8% Notes were uncollateralized and subordinated in right of payment for all existing and future indebtedness of the Company. On August 25, 2005, NBTY initiated a cash tender offer (the “Offer”) for any and all of the 8 5/8% Notes. On September 23, 2005, NBTY announced the expiration of the Offer with a total of $74,458 aggregate principal amount of 8 5/8% Notes tendered, representing approximately 49.6% of the outstanding 8 5/8% Notes. On September 23, 2005, NBTY issued a Call for Redemption of these 8 5/8% Notes and accepted and paid for the $74,458 aggregate principal amount of 8 5/8% Notes tendered. The redemption price was equal to $1,000 per $1,000 principal amount of the 8 5/8% Notes validly tendered, plus accrued and unpaid interest to the redemption date. On October 24, 2005, the Company redeemed the remaining $75,542 aggregate principal amount of the 8 5/8% Notes outstanding. On such date, the Company paid $706 representing the remaining accrued interest due to the 8 5/8% Note holders and recorded an additional charge of $802 to interest expense in the Consolidated Statements of Income for the nine months ended June 30, 2006 representing the unamortized portion of debt issuance costs of $629 and the unamortized bond discount of $173 associated with the original issuance.

(b)             In September 2005, the Company issued 10-year 7 1/8% Senior Subordinated Notes due 2015 (the “7 1/8% Notes”). The 7 1/8% Notes are guaranteed by all of the Company’s domestic subsidiaries except Solgar (which is obligated to provide a guarantee of these notes in the future). These guarantees are full, unconditional and joint and several and uncollaterized and subordinated in right of payment for all existing and future indebtedness of the Company. (See Note 17 for the Condensed Consolidated Financial Statements of Guarantors of these 7 1/8% Notes). The 7 1/8% Notes are subject to redemption, at the option of the Company, in whole or in part, at any time on or after October 1, 2010, and prior to maturity at certain fixed redemption prices plus accrued interest. In addition, on or prior to October 1, 2008, the

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

Company may redeem in the aggregate up to 35% of the 7 1/8% Notes with the net cash proceeds received by the Company from certain types of equity offerings (as defined), at a redemption value equal to 107.125% of the principal amount plus accrued interest, provided that at least 65% of the aggregate principal amount of notes remains outstanding immediately after any such redemption. The notes do not have any sinking fund requirements. Interest is paid semi-annually on April 1st and October 1st.  In September 2005 the proceeds from this offering were utilized to pay down $44,581 of indebtedness under Term Loan A and $153 of indebtedness under Term Loan C (see (d) below).

In March 2006 the Company purchased, on the open market, $10,000 face value of the 7 1/8% Notes for $9,575. The Company recorded a gain on extinguishment of debt of $425 and wrote-off $264 of the related unamortized deferred financing fees in the nine months ended June 30, 2006 as a result of this transaction.

(c)              The Company entered into a variable rate mortgage with JP Morgan Chase Bank on August 31, 2005 for a loan in the amount of $12,950 which is payable in monthly principal installments of $72 plus interest at LIBOR plus 1.5%. The mortgage was scheduled to mature on August 31, 2015, with the final payment of the then unpaid principal balance of approximately $4,317.  On August 31, 2005, the Company also entered into an interest rate swap agreement (“SWAP”) to receive variable rate interest (LIBOR), and pay fixed rate interest (4.71%) which effectively converted the $12,950 mortgage to fixed rate debt.  The Company entered into this SWAP as a cash flow hedge in order to fix its interest payments on the mortgage. The SWAP, which was scheduled to expire in August 2015, was amortizing so that the notional amount of the SWAP decreased in tandem, dollar for dollar, with the scheduled principal payments on the mortgage. During the fiscal third quarter 2006 the Company repaid this mortgage in full and settled its SWAP contract. See below for further discussion of the SWAP settlement.

          (d) On August 1, 2005, in connection with the Company’s acquisition of Solgar, the Company amended and restated its existing credit agreement by adding a new Term Loan A of $120,000 and increasing its existing Revolving Credit Facility from $100,000 to $125,000. In September 2005, the Company paid down debt of $44,581, thereby permanently reducing Term Loan A from $120,000 to $75,419 (see (b) above). During the nine months ended June 30, 2006 the Company paid the balance of Term Loan C in full with scheduled principal payments of $372 and unscheduled early principal payments of $137,791 from $138,163 at September 30, 2005. During the nine months ended June 30, 2006 the Company made unscheduled early principal payments on Term Loan A of $40,000 reducing the balance to $35,419 from $75,419 at September 30, 2005. Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. At June 30, 2006 and September 30, 2005, the borrowing rate for Term Loan A was approximately 6.625% and 5.25%, respectively. At September 30, 2005, the borrowing rate for Term Loan C was approximately 5.875%. The Company is required to pay a commitment fee, which varies between .25% and .50% per annum, depending on the Company’s ratio of consolidated indebtedness to consolidated Adjusted EBITDA, on any unused portion of the revolving credit facility. The CGA defines Adjusted EBITDA as net income, excluding the aggregate amount of all non-cash losses reducing net income (excluding any non-cash losses that results in an accrual of a reserve for cash charges in any future period and the reversal thereof), plus interest, taxes, depreciation and amortization. Term Loan A requires the Company to make quarterly principal installments of approximately $1,328 beginning September 30, 2006 and requires the last four quarterly principal installments to be balloon payments of approximately $4,870 beginning September 30, 2009. The current portion of Term Loan A at June 30, 2006 was $5,313. The scheduled maturities are as follows:  Revolving Credit Facility—July 24, 2008 and Term Loan A—August 1, 2010. Virtually all of the Company’s assets are collateralized under the amended and restated CGA. Under the CGA, the Company is obligated to maintain various financial ratios and covenants that are typical for such facilities.

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

SWAP Agreement

The interest rate swap agreement was settled during the Company’s fiscal third quarter 2006. This was a contract to exchange floating rate debt for fixed rate interest payments over the life of the agreement without the exchange of the underlying notional amount. The differential paid or received on the interest rate swap agreement was recognized as an adjustment to interest. The Company does not use derivative financial instruments for trading purposes. The Company recorded the fair value change in the value of the SWAP through Other Comprehensive Income (“OCI”), net of tax. During the third fiscal quarter of 2006, the SWAP was settled and the Company received proceeds of $353 and realized a gain of $353. At September 30, 2005, the SWAP was in a liability position valued at $65.

Capital Lease Obligations

The Company entered into various capital leases for computer equipment which provide the Company with bargain purchase options at the end of such lease terms.

10. Income Taxes

The Company’s income tax expense is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business, and the Company’s ability to utilize state tax credits that will begin to expire in 2013. Therefore, the Company’s overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the nine months ended June 30, 2006 was 27%, compared to 36.2% for the prior comparable period. The decline in the rate was mainly attributable to the impact of the non-deductible impairment of goodwill during the prior like fiscal quarter as well as the provision in the American Jobs Creation Act of 2004 which relates to the Foreign Earnings Repatriation (“FER”) which will only impact quarters in the fiscal year ending 2006. The majority of the repatriation is expected to come from projected foreign earnings for the fiscal year ending September 30, 2006. As the Company has principally repatriated foreign earnings in prior years, it is essentially repatriating current year foreign earnings at a more beneficial rate under the American Jobs Creations Act of 2004. To the extent there are foreign earnings generated during each of the quarters in fiscal 2006, this will result in a tax benefit for each of the quarters. The Company has estimated and recorded an incremental benefit of $1,060 and $5,802 for the three and nine months ended June 30, 2006, based on the results for the period. Because the actual benefit will be based on full year’s results, the Company will continue to monitor the expected tax impact of the FER provision and make adjustments as necessary. The effective income tax rates are generally less than the U.S. federal statutory tax rate, primarily due to the enhanced structure of foreign subsidiaries which could also continue to impact future fiscal quarters, as well as the impact of a provision of the American Jobs Creation Act of 2004 related to Foreign Earnings Repatriation which should only impact the quarters in fiscal year 2006.

11. Impairments, Assets Held for Sale and Gain on Sale of Business Assets

Impairment of Long-Lived Assets

Under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), management considers a history of cash flow losses on a store by store basis to be its primary indicator of potential impairment. Carrying values are reviewed for

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

impairment when events or changes in circumstances indicate that the assets’ carrying values may not be recoverable from the estimated future cash flows. The estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows.

During the nine months ended June 30, 2006, the Company evaluated certain stores that had reached a certain level of maturity and were sustaining operating losses for an impairment review under the provisions of SFAS 144. During the three and nine months ended June 30, 2006 the Company recognized impairment charges of $135 and $2,405 on assets to be held and used. The impairment charges related primarily to leasehold improvements and furniture and fixtures for North American Retail operations and were included in the Consolidated Statements of Income under the caption “Selling, general and administrative” expenses for the three and nine months ended June 30, 2006.

During the three and nine months ended June 30, 2005, the Company recognized a $3,303 charge in connection with the impairment of assets to be held and used. The estimated future undiscounted cash flows associated with the leasehold improvements and furniture and fixtures in certain North American retail stores that were incurring losses were compared to the respective carrying amounts of such assets. Based on an impairment analysis performed in accordance with SFAS 144, it was determined that a write down to a new basis was required due to the fact that the carrying amount of the long-lived asset group for each store incurring losses exceeded its fair value. Accordingly, the Company recognized a $3,303 charge, based on an estimate of future discounted cash flows, in selling, general and administrative expenses for the three and nine months ended June 30, 2005.

Due to continued difficult market conditions, the Company decided to discontinue its Carb Solutions low-carb product line during the nine months ended June 30, 2006 (which was acquired as part of the acquisition of Rexall Sundown in 2003) since the trademark related to this brand had virtually no future undiscounted cash flow to support its carrying value. Accordingly, the Company wrote off the carrying value of the Carb Solutions trademark of $10,450 during the nine month period ended June 30, 2006. See also Note 7, Goodwill and Other Intangible Assets.

Goodwill Impairment Charge

The Company recognized a $7,686 goodwill impairment charge for the North American Retail reporting unit in the three and nine months ended June 30, 2005. This charge was the result of an impairment test performed in accordance with SFAS No. 142, whereby it was determined that the carrying value of the goodwill exceeded its fair value.

Sale of Assets

In December 2004, the Company entered into a contract with a real estate broker to facilitate the sale of the corporate building acquired in the 2003 Rexall acquisition at less than its carrying value of $10,508. In accordance with SFAS 144, the Company recorded an impairment charge to reduce the carrying value of the asset by $1,908. Such amount was charged to operations and is included in selling, general and administrative expenses for the nine months ended June 30, 2005. In May 2005, the Company sold this building at no further gain or loss, and received cash proceeds of $8,600.

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

In May 2005, the Company sold a corporate building for $1,350 which approximated the building’s carrying value. As such, no gain or loss was recorded as a result of this sale.

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

12. Employee Benefits Plans

The Company maintains defined contribution plans which collectively cover substantially all full-time U.S. based employees. The defined contribution plans are funded through employer contributions to the Employee Stock Ownership Plan and through employees’ contributions and employer’s matching contributions to the 401(k) plan. The accompanying financial statements reflect contributions to these plans of approximately $1,171 and $3,581 and $1,458 and $3,506 for the three and nine months ended June 30, 2006 and 2005, respectively.

Certain international subsidiaries of the Company (mainly in the U.K.) have company sponsored defined contribution plans to comply with local statutes and practices. The accompanying financial statements reflect contributions to these plans by such subsidiaries in the approximate amount of $349 and $1,451 and $234 and $926 for the three and nine months ended June 30, 2006 and 2005, respectively.

13. Segment Information

The Company is organized by sales segments on a worldwide basis. The Company’s management reporting system evaluates performance based on a number of factors; however, the primary measures of performance are the net sales and income or loss from operations (prior to corporate allocations) of each segment, as this is the key performance indicator reviewed by the chief operating decision maker. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, IT, and various other corporate level activity related expenses. Such unallocated expenses remain within corporate. Corporate also includes the manufacturing assets of the Company and, accordingly, items associated with these activities remain unallocated in the corporate segment. The International operations do not include the impact of any intercompany transfer pricing. The accounting policies of all of the operating segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the 2005 Form 10 K.

The Company reports four segments: Wholesale / US Nutrition; North American Retail; European Retail; and Direct Response/Puritan’s Pride. All of the Company’s products fall into one of these four segments. The Wholesale / US Nutrition segment is comprised of several divisions, each targeting specific market groups which include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers. The North American Retail segment generates revenue through its 484 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its recently acquired Canadian operation of 96 Company-operated Le Naturiste stores and 2 franchised Le

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

Naturiste stores. The European Retail segment generates revenue through its 594 Company-owned and operated stores and 22 franchised stores. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees. The Direct Response/Puritan’s Pride segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phoning customer service representatives in New York, Illinois or the United Kingdom.

The following table represents key financial information of the Company’s business segments:

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Wholesale/US Nutrition:
Net sales	$227,361	$188,228	$667,662	$550,402
Income from operations (a)	$23,176	$21,211	$48,161	$57,310
Depreciation and amortization	$2,479	$2,487	$7,609	$7,441
Capital expenditures	$454	$142	$1,538	$764
Retail:
North America
Net sales	$57,987	$58,513	$178,110	$167,872
Income (loss) from operations (b)	$2,114	$(14,651)	$132	$(22,334)
Depreciation and amortization	$1,098	$1,638	$3,696	$5,249
Capital expenditures	$551	$1,134	$1,890	$3,501
Locations open at end of period	582	655	582	655
Europe
Net sales	$140,453	$143,192	$423,045	$432,062
Income from operations	$32,769	$38,632	$109,173	$118,980
Depreciation and amortization	$3,037	$4,188	$8,331	$10,616
Capital expenditures	$1,409	$3,552	$4,101	$7,955
Locations open at end of period	616	609	616	609
Direct Response/Puritan’s Pride:
Net sales	$49,496	$49,053	$143,493	$151,633
Income from operations	$12,112	$12,377	$38,546	$41,522
Depreciation and amortization	$1,254	$1,244	$3,790	$3,826
Capital expenditures	$30	$116	$1,166	$365
Corporate / Manufacturing:
Corporate expenses	$(23,535)	$(28,089)	$(74,996)	$(79,383)
Interest	$(5,458)	$(5,663)	$(21,408)	$(17,237)
Miscellaneous, net	$(218)	$3,626	$1,928	$5,728
Depreciation and amortization—manufacturing	$4,274	$3,997	$12,989	$12,026
Depreciation and amortization—other	$1,798	$1,595	$5,569	$5,118
Capital expenditures—manufacturing	$2,262	$7,819	$15,296	$18,898
Capital expenditures—other	$925	$15,418	$2,806	$18,303

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

	For the three months ended June 30,		For the nine months ended June 30,
	2006	2005	2006	2005
Consolidated totals:
Net sales	$475,297	$438,986	$1,412,310	$1,301,969
Income before provision for income taxes	$40,960	$27,443	$101,536	$104,586
Depreciation and amortization	$13,940	$15,149	$41,984	$44,276
Capital expenditures	$5,631	$28,181	$26,797	$49,786
Reconciliation to Income before provision for income taxes
Wholesale / US Nutrition:
Income from operations(a)	$23,176	$21,211	$48,161	$57,310
Retail:
North America—Income (loss) from operations(b)	2,114	(14,651)	132	(22,334)
Europe—Income from operations	32,769	38,632	109,173	118,980
Direct Response/Puritan’s Pride:
Income from operations	12,112	12,377	38,546	41,522
Corporate / Manufacturing:
Corporate expenses	(23,535)	(28,089)	(74,996)	(79,383)
Interest	(5,458)	(5,663)	(21,408)	(17,237)
Miscellaneous, net	(218)	3,626	1,928	5,728
Income before provision for income taxes	$40,960	$27,443	$101,536	$104,586

(a)           Includes trademark and property, plant and equipment impairment charges of $13,903 for the nine months ended June 30, 2006 (see Note 11).

(b)          Includes goodwill and property, plant and equipment impairment charges of $10,989 for the three and nine months ended June 30, 2005 (see Note 11).

The Company’s net sales by location of customer are as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2006	2005	2006	2005
Net sales by location of customer
United States	$294,488	$277,482	$870,942	$814,919
United Kingdom	136,191	132,145	408,926	394,853
Holland	10,707	9,598	33,363	33,318
Ireland	4,506	4,003	12,632	12,187
Canada	7,374	4,696	23,963	7,211
Other foreign countries	22,031	11,062	62,484	39,481
Consolidated totals	$475,297	$438,986	$1,412,310	$1,301,969

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

The Company’s assets by segment are as follows:

	June 30, 2006	September 30, 2005
Wholesale / US Nutrition	$455,156	$549,631
North American Retail / Vitamin World	49,874	55,304
European Retail / Holland & Barrett / GNC (UK)	374,573	335,640
Direct Response / Puritan’s Pride	67,605	69,269
Corporate / Manufacturing	350,173	472,458
Consolidated totals	$1,297,381	$1,482,302

Approximately 34% and 34% of the Company’s net sales during the nine months ended June 30, 2006 and 2005, respectively, were primarily denominated in currencies other than U.S. dollars, principally British Pounds, Euros and Canadian dollars.  A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company.

Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	June 30, 2006	September 30, 2005
Total Assets	33%	26%
Total Liabilities	12%	10%

14. Related Party Transactions

An entity owned by a relative of a director and the Chief Executive Officer received sales commissions from the Company of $188 and $517 and $164 and $552 for the three and nine months ended June 30, 2006 and 2005, respectively.

15.       Litigation Summary and Indemnification of Officers and Directors

Prohormone products

New York Action

On July 25, 2002, a putative class-action lawsuit was filed against Vitamin World, Inc., alleging that Vitamin World     engaged in deceptive trade practices and false advertising with respect to the sale of certain prohormone supplements and that the plaintiffs were therefore entitled to equitable and monetary relief pursuant to the New York General Business Law. Similar complaints were filed against other companies in the vitamin and nutritional supplement industry. By Decision and Order filed July 18, 2006, the Court granted Vitamin World’s motion for summary judgment and dismissed all claims.

California Action

On July 25, 2002, a putative consumer class-action lawsuit was filed in California state court against Met-Rx USA, Inc. (“Met-Rx”), a subsidiary of Rexall Sundown (“Rexall”), claiming that the advertising and marketing of certain prohormone supplements were false and misleading, or alternatively, that the prohormone products contained ingredients that were controlled                substances under California law. Plaintiffs seek equitable and monetary relief. On June 18, 2004, this case was consolidated with several

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

other class-action cases brought against other companies relating to the sale of products containing androstenediol, one of the prohormones contained in the Met-Rx products. The consolidated proceedings have been assigned to a coordination judge for further pretrial proceedings. No trial date has been set, and the Court has not yet certified a class. The Company has defended vigorously against the claims asserted. Because this action is still in the early stages, no determination can be made at this time as to its final outcome, nor can its materiality be accurately ascertained.

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

Nutrition Bars

Rexall and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. The Company has defended this action vigorously. Recently, the Court vacated the July 6, 2006 status conference and set a further conference for October 27, 2006, until which time the case is stayed for all purposes. The stay was due to the fact that California’s highest court had not yet decided several then-pending cases related to the effect of Proposition 64, a law passed by California voters in November 2004, on the scope of California’s unfair-competition law, which is at issue in this lawsuit. On July 24, 2006, the California Supreme Court decided these cases, ruling that Proposition 64 applied to cases pending as of November 2004, including this case, and limited claims under the unfair-competition law to plaintiffs who could show they had actually suffered injury as the result of the alleged unfair-business practice. Based upon the information available at this time, the Company believes that its accrual is adequate for the exposure in the nutrition bar litigation. However, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

Shareholder Litigation

During the period from June 24, 2004 through September 3, 2004, six separate shareholder class-actions were filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of New York, on behalf of shareholders who purchased shares of the Company’s common stock between February 9, 2004 and July 22, 2004 (the potential “Class Period”). The actions allege that the Company failed to disclose material facts during the Class Period that resulted in a decline in the price of its stock after June 16, 2004 and July 22, 2004, respectively. The Court consolidated the six class-actions in March 2005 and appointed lead plaintiffs and counsel. The lead plaintiffs filed a consolidated amended complaint alleging an amended class period from November 10, 2003 to July 22, 2004. Along with the officers and directors, the Company filed a motion to dismiss the action. The motion was denied on May 1, 2006, and the matter is now in discovery.

In addition to the shareholder class-actions, two shareholder derivative actions were filed in the Eastern District of New York, on July 9, 2004 and August 26, 2004, respectively, against certain of the Company’s officers and directors, and the Company is named as a nominal defendant. The two derivative actions which were consolidated were predicated upon the allegations set forth in the shareholder class-actions and alleged improper sales of the Company’s shares by certain officers and directors. On December 27, 2004, the District Court granted the Company’s motion to dismiss this complaint. The plaintiffs filed an appeal. The Second Circuit Court of Appeals affirmed the dismissal on December 20, 2005. By letter dated February 27, 2006, one of the derivative plaintiffs whose claim was dismissed demanded that the Company’s board of directors file a civil action against certain officers and directors in connection with the allegations set forth in that derivative plaintiff’s original complaint. The board rejected this shareholder demand based upon its prior investigation of a similar demand by another alleged shareholder, as described below.

An additional shareholder derivative action was filed on October 7, 2004 in the Supreme Court of the State of New York, Suffolk County, alleging breaches of fiduciary duties by the Company’s individual directors and officers, and the Company is named as a nominal defendant. The derivative claims are predicated upon the same allegations as in the Eastern District consolidated derivative action and upon claims arising from the Company’s acquisition of Rexall in July 2003. The Company, its named officers and its directors intend to file a motion to dismiss the New York derivative action at the appropriate procedural time.

Also, a purported shareholder of the Company delivered a demand in July 2004 that the Company’s board of directors commence a civil action against certain of the Company’s officers and directors based on certain of the allegations described above. The Company’s board of directors, based on the investigation and recommendation of a special committee of the Board, determined not to commence any such lawsuit. On or about April 28, 2005, a second state court derivative action was filed in the Supreme Court of the State of New York, Suffolk County, by this purported shareholder alleging wrongful rejection of his demand and breaches of fiduciary duties by some of the Company’s individual directors and officers, and the Company is named as a nominal defendant. This derivative complaint is predicated upon the same allegations as the dismissed Eastern District consolidated derivative action. Along with the named officers and directors, the Company has filed a motion to dismiss.

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

In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability and intellectual property claims) arise in the ordinary course of the Company’s business. The Company believes that such other inquiries, claims, suits and complaints would not have a material adverse effect on the Company’s consolidated financial condition or results of operations, if adversely determined against the Company.

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

As permitted by the DGCL, the Company has provided in its certificate of incorporation for the indemnification to the full extent permitted by Section 145 of the DGCL of the persons who may be indemnified pursuant thereto. Further, the Company has provided in its certificate of incorporation that a director of the corporation shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director’s duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the DGCL, or (iv) for any transaction from which the director derived an improper personal benefit.

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

Stock options granted under the Company’s plans generally became exercisable on grant date and had a maximum term of ten years. There were no stock option grants during the nine months ended June 30,

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

2006 and 2005, and all previously issued options were fully vested in fiscal year 2001. Accordingly, the Company did not recognize compensation expense for outstanding stock options during the three and nine months ended June 30, 2006. Additionally, the proforma and actual net income and related earnings per share for the three and nine months ended June 30, 2005 were the same.  Since all previously granted options are fully vested and the Company has not issued any other share-based payments, the adoption of SFAS 123(R) did not have any impact on the Company’s consolidated financial position or results of operations.

On November 10, 2005, the FASB issued FSP 123(R)-3, which gives companies the option to adopt the alternative transition method provided in this FSP for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The guidance in FSP is effective on November 11, 2005, however, an entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. In the third fiscal quarter ended June 30, 2006, the Company elected to adopt the alternative transition method provided in FSP 123(R)-3 to calculate the beginning balance if the APIC pool available to absorb any future write-offs of deferred tax benefits associated with stock-based compensation. The Company’s policy for calculating the potential windfall tax benefit or shortfall for the purpose of calculating assumed proceeds under the treasury stock method of calculating diluted EPS excludes the impact of proforma deferred tax assets related to fully vested awards on the date of adoption.

FSP 123(R)-3 requires that an entity electing the alternative transition method described in this FSP shall classify the tax benefits related to employee stock awards that are fully vested prior to the adoption of SFAS 123(R) as a cash inflow from financing activities and a cash outflow from operating activities within the statement of cash flows. As such, the income tax benefit of $15 recognized from the exercise of stock options during the nine months ended June 30, 2006 is classified as a financing cash inflow and an operating cash outflow in the Condensed Consolidated Statement of Cash Flows. The income tax benefit of $201 recognized from the exercise of stock options during the nine months ended June 30, 2005 is classified as an operating cash flow in the Condensed Consolidated Statement of Cash Flows.

A summary of stock option activity is as follows:

	Three months ended June 30, 2006		Nine months ended June 30, 2006
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of shares	price	of shares	price
Outstanding at beginning of period	3,812	$5.79	3,825	$5.78
Exercised	—	$—	(13)	$5.01
Cancelled	(2)	$5.88	(2)	$5.88
Outstanding at end of period	3,810	$5.79	3,810	$5.79
Exercisable at end of period	3,810	$5.79	3,810	$5.79
Number of shares available for future grant	2,458

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

A summary of stock option exercises and related activity is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Stock options exercised	—	3	13	35
Aggregate proceeds	$—	$16	$65	$207
Compensation deduction for tax
purposes (intrinsic value)	$—	$19	$41	$545
Tax benefit credited to APIC	$—	$7	$15	$201

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$4.75–$6.19	3,810	3.5	$5.79	3,810	$5.79

17. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

The 7 1/8% Notes are guaranteed by all of the Company’s domestic subsidiaries except Solgar, which is obligated to provide a guarantee of these Notes in the future. (See Note 9—Long-Term Debt, for additional information regarding the 7 1/8% Notes). The Company’s domestic subsidiaries are wholly-owned by the Company. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

(1)         Condensed consolidating financial statements as of June 30, 2006 and September 30, 2005 and for the three and nine months ended June 30, 2006 and 2005 of (a) NBTY Inc., the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and

(2)         Elimination entries necessary to consolidate NBTY Inc., the parent, with guarantor and non-guarantor subsidiaries.

The condensed consolidating financial statements are presented using the equity method of accounting for investments in wholly-owned subsidiaries. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of the subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. This financial information should be read in conjunction with the condensed consolidated financial statements and other notes related thereto.

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,224	$(5,532)	$67,007	$—	$69,699
Accounts receivable, net	—	67,498	19,820	(5,911)	81,407
Intercompany	(671,659)	193,885	477,774	—	—
Inventories	—	277,574	100,806	(3,581)	374,799
Deferred income taxes	—	23,630	21	—	23,651
Prepaid expenses and other current assets	—	7,153	30,921	—	38,074
Total current assets	(663,435)	564,208	696,349	(9,492)	587,630
Property, plant and equipment, net	38,623	195,026	81,359	—	315,008
Goodwill	—	77,810	154,645	—	232,455
Other intangible assets, net	—	98,888	50,019	—	148,907
Other assets	—	13,330	51	—	13,381
Note Receivable - Intercompany	369,760	—	—	(369,760)	—
Investments in subsidiaries	1,359,052	—	—	(1,359,052)	—
Total assets	$1,104,000	$949,262	$982,423	$(1,738,304)	$1,297,381
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,924	$—	$131	$—	$6,055
Accounts payable	—	35,296	42,536	—	77,832
Accrued expenses and other current liabilities	20,726	78,907	23,192	(5,911)	116,914
Total current liabilities	26,650	114,203	65,859	(5,911)	200,801
Long-term debt, net of current portion	221,040	—	370,032	(369,760)	221,312
Deferred income taxes	54,565	11,076	1,901	—	67,542
Other liabilities	1,540	3,210	2,771	—	7,521
Total liabilities	303,795	128,489	440,563	(375,671)	497,176
Commitments and contingencies
Stockholders’ equity
Common stock	537	—	—	—	537
Capital in excess of par	138,737	352,017	301,271	(653,288)	138,737
Retained earnings	633,397	468,756	251,907	(720,663)	633,397
Accumulated other comprehensive income	27,534	—	(11,318)	11,318	27,534
Total stockholders’ equity	800,205	820,773	541,860	(1,362,633)	800,205
Total liabilities and stockholders’ equity	$1,104,000	$949,262	$982,423	$(1,738,304)	$1,297,381

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$28,028	$(2,085)	$41,339	$—	$67,282
Investments	39,900	—	—	—	39,900
Accounts receivable, net	—	54,241	18,985	—	73,226
Intercompany	(477,810)	40,242	437,568	—	—
Inventories	—	386,503	107,771	(2,939)	491,335
Deferred income taxes	—	23,630	15	—	23,645
Prepaid expenses and other current assets	—	28,694	25,775	—	54,469
Total current assets	(409,882)	531,225	631,453	(2,939)	749,857
Property, plant and equipment, net	41,053	195,582	83,893	—	320,528
Goodwill	—	77,879	150,868	—	228,747
Other intangible assets, net	—	115,254	51,071	—	166,325
Other assets	—	16,816	29	—	16,845
Note Receivable - Intercompany	353,920	—	—	(353,920)	—
Investments in subsidiaries	1,244,402	—	—	(1,244,402)	—
Total assets	$1,229,493	$936,756	$917,314	$(1,601,261)	$1,482,302
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$80,922	$—	$—	$—	$80,922
Accounts payable	—	36,522	36,198	—	72,720
Accrued expenses and other current liabilities	(8,790)	83,680	45,597	—	120,487
Total current liabilities	72,132	120,202	81,795	—	274,129
Long-term debt, net of current portion	428,204	—	353,920	(353,920)	428,204
Deferred income taxes	11,890	43,384	1,818	—	57,092
Other liabilities	1,212	3,505	2,105	—	6,822
Total liabilities	513,438	167,091	439,638	(353,920)	766,247
Commitments and contingencies
Stockholders’ equity
Common stock	537	—	—	—	537
Capital in excess of par	138,657	352,019	301,272	(653,291)	138,657
Retained earnings	559,275	417,646	188,021	(605,667)	559,275
Accumulated other comprehensive income	17,586	—	(11,617)	11,617	17,586
Total stockholders’ equity	716,055	769,665	477,676	(1,247,341)	716,055
Total liabilities and stockholders’ equity	$1,229,493	$936,756	$917,314	$(1,601,261)	$1,482,302

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$322,774	$174,379	$(21,856)	$475,297
Costs and expenses:
Cost of sales	—	204,347	74,103	(21,856)	256,594
Advertising, promotion and catalog	—	22,836	5,276	—	28,112
Selling, general and administrative	20,564	61,240	62,151	—	143,955
	20,564	288,423	141,530	(21,856)	428,661
Income from operations	(20,564)	34,351	32,849	—	46,636
Other income (expense):
Equity in income of subsidiaries	40,741	—	—	(40,741)	—
Intercompany interest	5,840	—	(5,840)	—	—
Interest	(5,458)	—	—	—	(5,458)
Miscellaneous, net	591	(1,454)	645	—	(218)
	41,714	(1,454)	(5,195)	(40,741)	(5,676)
Income before provision for income taxes	21,150	32,897	27,654	(40,741)	40,960
(Benefit)/provision for income taxes	(8,751)	11,514	8,296	—	11,059
Net income	$29,901	$21,383	$19,358	$(40,741)	$29,901

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$299,750	$149,765	$(10,529)	$438,986
Costs and expenses:
Cost of sales	—	171,717	59,772	(10,529)	220,960
Advertising, promotion and catalog	—	25,740	1,658	—	27,398
Selling, general and administrative	24,474	75,222	53,766	—	153,462
Goodwill impairment	—	7,589	97	—	7,686
	24,474	280,268	115,293	(10,529)	409,506
Income from operations	(24,474)	19,482	34,472	—	29,480
Other income (expense):
Equity in income of subsidiaries	34,968	—	—	(34,968)	—
Intercompany interest	6,221	—	(6,221)	—	—
Interest	(5,663)	—	—	—	(5,663)
Miscellaneous, net	(182)	2,741	1,067	—	3,626
	35,344	2,741	(5,154)	(34,968)	(2,037)
Income before provision for income taxes	10,870	22,223	29,318	(34,968)	27,443
(Benefit)/ provision for income taxes	(5,096)	7,778	8,795	—	11,477
Net income	$15,966	$14,445	$20,523	$(34,968)	$15,966

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
NINE MONTHS ENDED JUNE 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$930,468	$528,819	$(46,977)	$1,412,310
Costs and expenses:
Cost of sales	—	575,555	225,096	(46,977)	753,674
Advertising, promotion and catalog	—	64,845	15,493	—	80,338
Selling, general and administrative	64,822	199,713	182,297	—	446,832
Trademark impairment	—	10,450	—	—	10,450
	64,822	850,563	422,886	(46,977)	1,291,294
Income from operations	(64,822)	79,905	105,933	—	121,016
Other income (expense):
Equity in income of subsidiaries	114,993	—	—	(114,993)	—
Intercompany interest	16,773	—	(16,773)	—	—
Interest	(21,408)	—	—	—	(21,408)
Miscellaneous, net	1,101	(1,275)	2,102	—	1,928
	111,459	(1,275)	(14,671)	(114,993)	(19,480)
Income before provision for income taxes	46,637	78,630	91,262	(114,993)	101,536
(Benefit)/provision for income taxes	(27,485)	27,521	27,378	—	27,414
Net income	$74,122	$51,109	$63,884	$(114,993)	$74,122

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
NINE MONTHS ENDED JUNE 30, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$898,377	$445,324	$(41,732)	$1,301,969
Costs and expenses:
Cost of sales	—	521,920	178,806	(41,732)	658,994
Advertising, promotion and catalog	—	76,144	6,553	—	82,697
Selling, general and administrative	68,229	217,052	151,216	—	436,497
Goodwill impairment	—	7,589	97	—	7,686
	68,229	822,705	336,672	(41,732)	1,185,874
Income from operations	(68,229)	75,672	108,652	—	116,095
Other income (expense):
Equity in income of subsidiaries	115,952	—	—	(115,952)	—
Intercompany interest	18,754	—	(18,754)	—	—
Interest	(17,241)	—	4	—	(17,237)
Miscellaneous, net	(11)	3,677	2,062	—	5,728
	117,454	3,677	(16,688)	(115,952)	(11,509)
Income before provision for income taxes	49,225	79,349	91,964	(115,952)	104,586
(Benefit)/provision for income taxes	(17,501)	27,772	27,589	—	37,860
Net income	$66,726	$51,577	$64,375	$(115,952)	$66,726

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$74,122	$51,109	$63,884	$(114,993)	$74,122
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(114,993)	—	—	114,993	—
Provision for impairments and disposals of property, plant and equipment	—	2,509	1,174	—	3,683
Depreciation and amortization	5,511	23,766	12,707	—	41,984
Foreign currency transaction loss	3	1,615	395	—	2,013
Amortization and write-off of deferred financing costs	3,570	—	—	—	3,570
Amortization and write-off of bond discount	349	—	—	—	349
Gain on extinguishment of debt	(425)	—	—	—	(425)
Gain on settlement of interest rate swap	(353)	—	—	—	(353)
Trademark impairment	—	10,450	—	—	10,450
Provision for allowance for doubtful accounts	—	478	471	—	949
Inventory reserves	—	(195)	443	—	248
Tax benefit from exercise of stock options	(15)	—	—	—	(15)
Deferred income taxes	70	2,978	1,064	—	4,112
Changes in operating assets and liabilities:
Accounts receivable	—	(13,735)	(938)	5,911	(8,762)
Inventories	—	109,767	9,662	—	119,429
Prepaid expenses and other current assets	—	21,134	(3,867)	—	17,267
Other assets	—	344	—	—	344
Accounts payable	—	(2,030)	4,649	—	2,619
Accrued expenses and other liabilities	29,844	(4,643)	(22,415)	(5,911)	(3,125)
Net cash (used in) provided by operating activities	(2,317)	203,547	67,229	—	268,459
Cash flows from investing activities:
Intercompany accounts	227,152	(187,671)	(39,481)	—	—
Purchase of property, plant and equipment	(2,567)	(19,323)	(4,907)	—	(26,797)
Proceeds from sale of property, plant and equipment	—	—	102	—	102
Proceeds from sale of available-for-sale marketable securities	39,900	—	—	—	39,900
Purchase price adjustments and settlements, net	—	—	1,845	—	1,845
Purchase of intangible assets	(150)	—	(283)	—	(433)
Net cash provided by (used in) investing activities	264,335	(206,994)	(42,724)	—	14,617
Cash flows from financing activities:
Principal payments under long-term debt agreements	(276,494)	—	—	—	(276,494)
Principal payments under the Revolving Credit Facility	(11,000)	—	—	—	(11,000)
Proceeds from borrowings under the Revolving Credit Facility	5,000	—	—	—	5,000
Proceeds from settlement of interest rate swap	353	—	—	—	353
Tax benefit from exercise of stock options	15	—	—	—	15
Proceeds from stock options exercised	65	—	—	—	65
Net cash used in financing activities	(282,061)	—	—	—	(282,061)
Effect of exchange rate changes on cash and cash equivalents	239	—	1,163	—	1,402
Net (decrease) increase in cash and cash equivalents	(19,804)	(3,447)	25,668	—	2,417
Cash and cash equivalents at beginning of period	28,028	(2,085)	41,339	—	67,282
Cash and cash equivalents at end of period	$8,224	$(5,532)	$67,007	$—	$69,699

NBTY, INC. and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts, number of locations and amortization periods)

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$66,726	$51,577	$64,375	$(115,952)	$66,726
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(115,952)	—	—	115,952	—
Provision for impairments and disposals of property, plant and equipment	(4)	3614	10	—	3,620
Depreciation and amortization	5,097	28,299	10,880	—	44,276
Foreign currency transaction (gain) loss	138	(3,091)	221	—	(2,732)
Amortization and write-off of deferred financing costs	1,614	—	—	—	1,614
Amortization and write-off of bond discount	118	—	—	—	118
Compensation expense for ESOP	2,118	—	—	—	2,118
Impairment on asset held for sale	—	1,908	—	—	1,908
Gain on sale of business assets	—	566	(2,565)	—	(1,999)
Goodwill impairment	—	7,589	97	—	7,686
Recovery of allowance for doubtful accounts	—	(1,012)	—	—	(1,012)
Inventory reserves	—	3,754	—	—	3,754
Tax benefit from exercise of stock options	201	—	—	—	201
Deferred income taxes	97	4,112	1,470	—	5,679
Changes in operating assets and liabilities:
Accounts receivable	—	11,643	3,198	6,008	20,849
Inventories	—	(97,451)	(8,654)	—	(106,105)
Prepaid expenses and other current assets	—	16,658	(6,508)	—	10,150
Other assets	—	1,708	—	—	1,708
Accounts payable	—	(12,743)	7,425	—	(5,318)
Accrued expenses and other liabilities	28,233	9,768	(20,246)	(6,008)	11,747
Net cash (used in) provided by operating activities	(11,614)	26,899	49,703	—	64,988
Cash flows from investing activities:
Intercompany accounts	40,373	(5,364)	(35,009)	—	—
Purchase of property, plant and equipment	(4,970)	(36,696)	(8,120)	—	(49,786)
Proceeds from sale of property, plant and equipment	10	48	13	—	71
Proceeds from sale of property, plant and equipment held for sale	—	9,950	—	—	9,950
Proceeds from sale of trademark	—	30	—	—	30
Proceeds from sale of business assets	—	—	5,766	—	5,766
Cash paid for acquisitions, net of cash acquired	(12,871)	—	(563)	—	(13,434)
Purchase price adjustments and settlements, net	—	—	4,558	—	4,558
Net cash provided by (used in) investing activities	22,542	(32,032)	(33,355)	—	(42,845)
Cash flows from financing activities:
Principal payments under long-term debt agreements	(18,393)	—	(417)	—	(18,810)
Principal payments under the Revolving Credit Facility	(20,000)	—		—	(20,000)
Proceeds from borrowings under Revolving Credit Facility	26,000	—		—	26,000
Proceeds from stock options exercised	207	—		—	207
Purchase of treasury stock	(176)	—		—	(176)
Net cash used in financing activities	(12,362)	—	(417)	—	(12,779)
Effect of exchange rate changes on cash and cash equivalents	312	—	(1,272)	—	(960)
Net (decrease) increase in cash and cash equivalents	(1,122)	(5,133)	14,659	—	8,404
Cash and cash equivalents at beginning of period	13,213	(6,953)	15,491	—	21,751
Cash and cash equivalents at end of period	$12,091	$(12,086)	$30,150	$—	$30,155

ITEM 2:

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

(In thousands, except number of products, per share amounts and number of locations)

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

NBTY is a leading vertically integrated manufacturer, marketer, distributor and retailer of a broad line of high-quality, value-priced nutritional supplements in the United States and throughout the world. The Company markets approximately twenty-two thousand products under third party and the Company’s brands, including Nature’s Bounty®, Vitamin World®, Puritan’s Pride®, Holland & Barrett®, Rexall®, Sundown®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®, GNC (UK)®, DeTuinen®, Le Naturiste™, SISU® and Solgar®.

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

Retail store activity, including both Company-operated and franchised stores, during the three and nine months ended June 30, 2006 is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
North American Retail stores:
Open at beginning of the period	607	660	643	660
Opened during the period	4	6	10	17
Closed during the period	29	11	71	22
Open at end of the period	582	655	582	655
European Retail stores:
Open at beginning of the period	612	605	612	602
Opened during the period	4	5	8	11
Closed during the period	—	1	4	4
Open at end of the period	616	609	616	609

The North American Retail segment generates revenue through its 484 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its recently acquired Canadian operation of 96 Company-operated Le Naturiste stores and 2 franchised Le Naturiste stores. The European Retail segment generates revenue through its 594 Company-owned and operated stores and 22 franchised stores.

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)

(In thousands, except number of products, per share amounts and number of locations)

In fiscal 2005, the Company completed three acquisitions: (i) on February 25, 2005, Le Naturiste Jean-Marc Brunet, a chain of 103 retail stores throughout Quebec, Canada in the business of developing, packaging, marketing and retailing a range of in-house private-label health and natural products; (ii) on June 8, 2005, SISU, Inc., a Canadian-based manufacturer and distributor of a premium line of vitamins and supplements; and (iii) on August 1, 2005, Solgar Vitamin and Herb, a division of Wyeth Consumer Healthcare and a manufacturer and distributor of premium-branded nutritional supplements, including multivitamins, minerals, botanicals and specialty formulas. For more information regarding the Company’s acquisitions, see the Notes to the Company’s Condensed Consolidated Financial Statements contained elsewhere herein. The Company continues to evaluate acquisition opportunities across the industry and around the world.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005. A discussion of the Company’s critical accounting policies and estimates are included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies. Management believes there have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the audited financial statements for the fiscal year ended September 30, 2005 as filed with the Securities and Exchange Commission.

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

	For the three months ended June 30,		For the nine months ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	54.0%	50.3%	53.4%	50.6%
Advertising, promotion and catalog	5.9%	6.2%	5.7%	6.4%
Selling, general and administrative	30.3%	35.0%	31.6%	33.5%
Trademark / goodwill impairments	0.0%	1.8%	0.7%	0.6%
	90.2%	93.3%	91.4%	91.1%
Income from operations	9.8%	6.7%	8.6%	8.9%
Other income (expense):
Interest	-1.1%	-1.3%	-1.5%	-1.3%
Miscellaneous, net	0.0%	0.8%	0.1%	0.4%
	-1.2%	-0.5%	-1.4%	-0.9%
Income before provision for income taxes	8.6%	6.3%	7.2%	8.0%
Provision for income taxes	2.3%	2.6%	1.9%	2.9%
Net income	6.3%	3.6%	5.2%	5.1%

For the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005:

Net sales.   Net sales by segment during the current fiscal quarter ended June 30, 2006 as compared with the prior comparable period are as follows:

	Three months ended June 30,		Dollar Change
	2006	2005	2006 vs. 2005
Wholesale / US Nutrition	$227,361	$188,228	$39,133
North American Retail / Vitamin World	57,987	58,513	(526)
European Retail / Holland & Barrett / GNC (UK)	140,453	143,192	(2,739)
Direct Response / Puritan’s Pride	49,496	49,053	443
Total	$475,297	$438,986	$36,311

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION  and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

Wholesale / US Nutrition

Net sales for the Wholesale / US Nutrition segment, which markets certain brands including Nature’s Bounty, Sundown and Solgar, increased primarily due to sales from acquisitions of the Solgar and SISU brands which were acquired on August 1, 2005 and June 8, 2005, respectively. Net sales increases due to the Solgar and SISU brands for the three months ended June 30, 2006 were $23,978 and $2,347, respectively. The balance of the increase is attributed to sales generated from strategic promotional advertising of the Company’s  brands. The Company continues to adjust shelf space allocation between the US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition’s position in the mass market. US Nutrition continues to leverage valuable consumer sales information obtained from the Company’s Vitamin World retail stores and Puritan’s Pride direct-response/e-commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales.

Product returns were $4,942 for the three months ended June 30, 2006 as compared to $10,908 for the prior comparable period. The product returns for the three months ended June 30, 2006 are mainly attributable to returns in the ordinary course of business. The product returns for the three months ended June 30, 2005 were comprised of low carb related products (as a result of the decline in the market for these products), reallocations of the US Nutrition brands (certain slow selling Rexall brands were replaced with faster selling Nature’s Bounty brand products), and returns arising from the ordinary course of business.

For the three months ended June 30, 2006 and June 30, 2005, two customers of the Wholesale / US Nutrition division represented, individually, more than 10% of the Wholesale / US Nutrition segment’s net sales. One of these customers is primarily a supplier to the other customer; therefore, changes in the Company’s business relationship with either customer would likely result in the loss of most of the net sales to both customers. While no one customer represented individually more than 10% of the Company’s consolidated net sales, the loss of either one of these customers would have a material adverse effect on the Wholesale / US Nutrition segment if the Company is unable to replace such customer(s).

North American Retail / Vitamin World

Net sales for this segment decreased primarily due to the closure  of  68 under-performing Vitamin World stores.  It is anticipated that an additional 10 stores will be closed by fiscal year end.  This decrease was partially offset by an increase in U.S. Retail same store sales for stores open more than one year of 5.7% (or $2,754). The number of customers in the Savings Passport Program, a customer loyalty program, increased approximately 0.3 million to 6.1 million customers at June 30, 2006, as compared to 5.8 million customers at the end of the prior comparable period.  The Savings Passport Card is used to increase customer traffic and provide incentives for customers to purchase at Vitamin World. It is also an additional tool the Company utilizes to track customer preferences and purchasing trends.

During the last quarter of fiscal 2006, Vitamin World anticipates closing an additional 10 stores as these stores come up for lease renewal. The Company does not anticipate any significant additional charges with respect to these store closures. During the three months ended June 30, 2006, Vitamin World opened 3 new stores, closed 26 under-performing stores and at the end of the period operated 484 stores.

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION  and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

The Company operated 552 Vitamin World stores in the U.S. as of June 30, 2005. During the three months ended June 30, 2006, the Le Naturiste chain opened one store, closed 2 company-owned stores, closed one franchised store and at the end of the period operated 96 company-owned stores and 2 franchised stores. At June 30, 2005, the Le Naturiste chain operated 99 company-owned stores and 4 franchised stores.

European Retail / Holland & Barrett / GNC (UK)

The European Retail same store sales for stores open more than one year decreased 1.1% (or $1,538) as compared to the prior comparable quarter. These European Retail net sales results include the unfavorable effect of the decrease in the exchange rate for the British Pound ($2,415 or 1.7%).  In local currency, same store sales essentially remained unchanged from the prior like period. The European Retail division continues to leverage its premier status, high street locations and brand awareness to achieve these results. During the current fiscal quarter, the Company’s European Retail division opened 4 new stores and at the end of the quarter 616 stores in the U.K., Ireland and the Netherlands were in operation. During the last fiscal quarter of 2006, the Company anticipates opening as many as 7 additional new retail stores in the U.K. and Ireland. At June 30, 2005, the Company operated 609 stores in the U.K., Ireland and the Netherlands.

Direct Response / Puritan’s Pride

Direct Response / Puritan’s Pride net sales increased primarily due to an increase in the average sales order size.  The average order size increased 12.0% as compared to the prior comparable period. On-line net sales comprised 33.2% of this segment’s net sales and increased 11.2% for the three months ended June 30, 2006 as compared to the prior comparable period. The Company remains the leader in the direct response and e-commerce sectors and continues to increase the number of products available via its catalog and websites.

Cost of sales.   Cost of sales for the current fiscal quarter ended June 30, 2006 as compared to the prior comparable period is as follows:

	Three months ended June 30,		Three months ended June 30,
	2006	% of net sales	2005	% of net sales
Net sales	$475,297	100.0%	$438,986	100.0%
Cost of sales	256,594	54.0%	220,960	50.3%
Gross profit	$218,703	46.0%	$218,026	49.7%

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION  and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

Gross profit as a percentage of net sales by segment for the current fiscal quarter ended June 30, 2006 as compared to the prior comparable period is as follows:

	Gross profit by segment
	Three months ended June 30,		Percentage Change
	2006	2005	2006 vs. 2005
Wholesale / US Nutrition	30.6%	36.7%	-6.1%
North American Retail / Vitamin World	59.2%	54.9%	4.3%
European Retail / Holland & Barrett / GNC (UK)	61.5%	62.6%	-1.1%
Direct Response / Puritan’s Pride	57.4%	55.3%	2.1%
Total	46.0%	49.7%	-3.7%

The Wholesale / US Nutrition segment’s gross profit as a percentage of net sales for the current fiscal quarter decreased from the prior comparable period. The gross profit for this segment was affected by changes in product mix, increases in promotional incentives, competitive pricing in the joint care category and higher prices paid for certain raw materials. During the three months ended June 30, 2006, there were $4,942 in product returns as compared to $10,908 in product returns for the prior comparable period. The returns for the three months ended June 30, 2005 were unsaleable as a majority of these returns were related to the contraction in the low carb bar market. The North American Retail gross profit increased primarily due to less aggressive discounting of products and changes in the promotional strategy at the store level. The retail promotional strategy is regularly revised to maximize specialty sales and gross profit. The European Retail gross profit decreased primarily due to different promotional programs in effect this period as compared to the prior comparable period.  Direct Response/ Puritan’s Pride gross profit increased primarily due to changes in price promotions offered to customers.

Advertising, promotion and catalog.   Total advertising, promotion and catalog expenses for the three months ended June 30, 2006 and 2005 are as follows:

	Three months ended June 30,		Dollar Change	Percentage Change
	2006	2005	2006 vs. 2005	2006 vs. 2005
Advertising, promotions, catalogs	$25,102	$24,377	$725	3%
Catalog printing and mailing	3,010	3,021	(11)	0%
Total	$28,112	$27,398	$714	3%
Percentage of net sales	5.9%	6.2%

Advertising remained relatively consistent between the three months ended June 30, 2006 and the prior comparable period. NBTY creates its own advertising materials through its in-house staff of advertising associates. In the U.K. and Ireland, both Holland & Barrett and Nature’s Way advertise on television and in national newspapers and conduct sales promotions. GNC (UK) and De Tuinen also advertise in newspapers and conduct sales promotions. SISU advertises in trade journals and magazines and conducts sales promotions.

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION  and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

Total advertising, promotion and catalog expenses by segment during the current fiscal quarter ended June 30, 2006 as compared with the prior comparable period is as follows:

	Three months ended June 30,		Dollar Change	Percentage Change
	2006	2005	2006 vs. 2005	2006 vs. 2005
Wholesale / US Nutrition	$16,979	$19,442	$(2,463)	-13%
North American Retail / Vitamin World	2,396	2,297	99	4%
European Retail / Holland & Barrett / GNC (UK)	3,656	1,423	2,233	157%
Direct Response / Puritan’s Pride	4,996	4,136	860	21%
Corporate	85	100	(15)	-15%
Total	$28,112	$27,398	$714	3%

The Wholesale / US Nutrition segment’s advertising expenses decreased due to less emphasis by the Company on advertising through providing marketing incentives to customers. European retail increased its advertising for specific television campaigns in order to maintain sales during the current quarter.

Selling, general and administrative expenses.   Selling, general and administrative expenses by segment during the current fiscal quarter ended June 30, 2006 as compared with the prior comparable period are as follows:

	Three months ended June 30,		Dollar Change	Percentage Change
	2006	2005	2006 vs. 2005	2006 vs. 2005
Wholesale / US Nutrition	$29,374	$28,411	$963	3%
North American Retail / Vitamin World	29,808	36,817	(7,009)	-19%
European Retail / Holland & Barrett / GNC (UK)	50,014	49,623	391	1%
Direct Response / Puritan’s Pride	11,311	10,623	688	6%
Corporate	23,448	27,988	(4,540)	-16%
Total	$143,955	$153,462	$(9,507)	-6%
Percentage of net sales	30.3%	35.0%

The decline in the North American Retail’s selling, general and administrative expense is primarily due to less salaries, building and depreciation expenses ($3,398) as a result of the reduction in the number of stores in operation as compared to the prior like period. In addition, during the three months ended June 30, 2005, the stores recorded a $3,303 impairment charge in accordance with FAS 144 on its property, plant and equipment to be held and used (refer to Footnote 11 for further discussion). The European Retail’s selling, general and administrative expense increase was offset by $838 attributable to foreign exchange.

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION  and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

Selling, general and administrative expenses by type of expense for the current fiscal quarter ended June 30, 2006 as compared with the prior comparable period are as follows:

	Three months ended June 30,		Dollar Change	Percentage Change
	2006	2005	2006 vs. 2005	2006 vs. 2005
Payroll and fringe benefits	$59,391	$62,445	$(3,054)	-5%
Rent	28,480	29,481	(1,001)	-3%
Freight	11,856	12,738	(882)	-7%
Real estate taxes	5,589	5,806	(217)	-4%
Insurance	6,175	6,221	(46)	-1%
Depreciation	6,663	8,476	(1,813)	-21%
Other	25,801	28,295	(2,494)	-9%
Total	$143,955	$153,462	$(9,507)	-6%

The net decrease in selling, general and administrative expense is attributable to the following:  Payroll costs decreased mainly due to the closure of under performing U.S. retail stores, as well favorable experience factors for workers’ compensation costs. Rent and depreciation declined mainly due to 68 less U.S. retail stores in operation as compared to the prior like period.  Freight costs declined mainly due to the Company changing certain of its freight carriers and obtaining more favorable rates.

Goodwill impairment.   During the three months ended June 30, 2005, the Company recorded a goodwill impairment charge of $7,686 in the North American Retail segment.

Interest expense.   The two major components of interest expense are interest on Senior Subordinated Notes and interest on the Credit and Guarantee Agreement (“CGA”) used for acquisitions, capital expenditures and other working capital needs. At June 30, 2006, the CGA consisted of a $125,000 Revolving Credit Facility, which had no borrowings outstanding, a Term Loan C, which was fully repaid as of June 30, 2006 and a Term Loan A, which had borrowings outstanding of $35,419. Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the interest rate can either be the Alternate Base Rate or LIBOR, plus applicable margin.

Interest expense during the current fiscal quarter ended June 30, 2006 as compared with the prior comparable period is as follows:

	Three months ended June 30,		Dollar Change
	2006	2005	2006 vs. 2005
Interest expense	$5,458	$5,663	$(205)
Percentage of net sales	-1.1%	-1.3%

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION  and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

Interest expense by debt category for the current fiscal quarter ended June 30, 2006 as compared with the prior comparable period is as follows:

	Three months ended June 30,		Dollar Change
	2006	2005	2006 vs. 2005
Debt Category:
8-5/8% Senior subordinated notes, (“8-5/8% Notes”)	—	3,447	(3,447)
7-1/8% Senior subordinated notes due 2015, (“7-1/8% Notes”)	3,478	—	3,478
Term loan C; fully repaid in April 2006	28	1,777	(1,749)
Term loan A	907	—	907
Deferred financing fees	530	259	271
Other	515	180	335
Total interest expense	$5,458	$5,663	$(205)

Interest expense decreased primarily due to the elimination of interest on Term Loan C which was fully repaid in April 2006, offset by interest on Term Loan A (original principal amount of $120,000) which was issued on August 1, 2005 in connection with the Company’s acquisition of Solgar. As Term Loan A was not outstanding during the three months ended June 30, 2005, there was no such interest expense in the prior comparable period. Also included in the interest expense for the three months ended June 30, 2006 are deferred finance costs of $138 associated with the first mortgage entered into on August 31, 2005, included in “Other” above. As the first mortgage was not outstanding during the three months ended June 30, 2005, there was no such interest expense in the prior comparable period.

Miscellaneous, net.   Miscellaneous, net during the current fiscal quarter ended June 30, 2006 as compared to the prior comparable period is as follows:

	Three months ended June 30,		Dollar Change
	2006	2005	2006 vs. 2005
Miscellaneous, net	$(218)	$3,626	$(3,844)
Percentage of net sales	0.0%	0.8%

The decrease in Miscellaneous, net for the current quarter ended June 30, 2006 as compared to the prior comparable period is primarily attributable to the following:

	Three months ended June 30,		Dollar Change
	2006	2005	2006 vs. 2005
Foreign exchange transaction (loss)/gain	$(1,866)	$2,277	$(4,143)
Rental income	205	274	(69)
Investment income	1,360	893	467
Other	83	182	(99)
Total	$(218)	$3,626	$(3,844)

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION  and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

The decrease in miscellaneous, net is due to the foreign exchange transaction (loss) / gain associated with the strengthening of the US Dollar against the British Pound as compared to the prior comparable period.

Income taxes.   Income tax expense for the current fiscal quarter ended June 30, 2006 as compared to the prior comparable period, and the respective effective income tax rates, are as follows:

	Three months ended June 30,		Dollar Change
	2006	2005	2006 vs. 2005
Provision for income taxes	$11,059	$11,477	$(418)
Effective income tax rate	27.0%	41.8%

The Company’s income tax expense is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business, and the Company’s ability to utilize state tax credits that will begin to expire in 2013. Therefore, the Company’s overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended June 30, 2006 was 27.0%, compared to 41.8% in the fiscal quarter ended June 30, 2005. The decline in the rate is primarily attributable to the following two factors:  (1) the nondeductible goodwill impairment charge of $7,686 recorded in the three months ended June 30, 2005 impacted the rate by 9.1% in 2005 and (2) the impact of the Foreign Earnings Repatriation (“FER”) provision in the American Jobs Creation Act of 2004, which will only impact quarters in fiscal year 2006 (see discussion below). As the Company has principally repatriated foreign earnings in prior years, it is essentially repatriating current year foreign earnings at a more beneficial rate under the American Jobs Creations Act of 2004. To the extent there are foreign earnings generated during each of the quarters in fiscal 2006, this will result in a tax benefit for each of the quarters. The Company has estimated and recorded an incremental benefit of $1,060 for the quarter ended June 30, 2006, based on the results for the quarter. Because the actual benefit will be based on full year’s results, the Company will continue to monitor the expected tax impact of the FER provision, and make adjustments as necessary.   The effective income tax rates are generally less than the U.S. federal statutory tax rate primarily due to the enhanced structure of foreign subsidiaries, which could continue to impact future fiscal quarters, as well as the impact of the FER provision of the American Jobs Creation Act of 2004 noted above.

The Company has completed its evaluation of the application of the FER provision and determined that it will likely realize a benefit by repatriating funds in accordance with the FER provision. As such, the Company has developed a Domestic Reinvestment Plan to reinvest the repatriated funds in the U.S. in qualifying activities, pursuant to the terms of the FER provision and subsequent guidance issued by the IRS. This plan authorizes the repatriation of up to $122,500 during the fiscal year ending September 30, 2006. A portion of the repatriation includes foreign earnings related to the fiscal year ended September 30, 2005 and to earlier fiscal years.

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION  and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

Net income.   After income taxes, the Company’s net income in the fiscal third quarter ended June 30, 2006 as compared to the prior comparable period, and the respective basic and diluted earnings per share, are as follows:

	Three months ended June 30,		Dollar Change
	2006	2005	2006 vs. 2005
Net income	$29,901	$15,966	$13,935
Percentage of net sales	6.3%	3.6%
Net income per share:
Basic	$0.44	$0.24
Diluted	$0.43	$0.23

For the nine month period ended June 30, 2006 compared to the nine month period ended June 30, 2005:

Net sales.   Net sales by segment for the nine month period ended June 30, 2006 as compared with the prior comparable period are as follows:

	Nine months ended June 30,		Dollar Change
	2006	2005	2006 vs. 2005
Wholesale / US Nutrition	$667,662	$550,402	$117,260
North American Retail / Vitamin World	178,110	167,872	10,238
European Retail / Holland & Barrett / GN C (UK)	423,045	432,062	(9,017)
Direct Response / Puritan’s Pride	143,493	151,633	(8,140)
Total	$1,412,310	$1,301,969	$110,341

Wholesale / US Nutrition

Net sales for the Wholesale / US Nutrition segment, which markets certain brands including Nature’s Bounty, Sundown and Solgar, increased primarily due to sales from acquisitions of the Solgar and SISU brands which were acquired on August 1, 2005 and June 8, 2005, respectively. Net sales increases for the Solgar and SISU brands for the nine months ended June 30, 2006 were $74,444 and $8,771, respectively. The balance of the increase is attributed  to sales generated from strategic promotional advertising of the Company’s brands. The Company continues to adjust shelf space allocation between the US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition’s position in the mass market. US Nutrition continues to leverage valuable consumer sales information obtained from the Company’s Vitamin World retail stores and Puritan’s Pride direct-response/e-commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales.

Product returns were $19,649 for the nine months ended June 30, 2006 as compared to $32,912 for the prior comparable period. The product returns for the nine months ended June 30, 2006 are comprised of

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION  and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

low carb related products as well as returns in the ordinary course of business. The product returns for the nine months ended June 30, 2005 were comprised of low carb related products (as a result of the decline in the market for these products), reallocations of the US Nutrition brands (certain slow selling Rexall brands were replaced with faster selling Nature’s Bounty brand products), and returns arising from the ordinary course of business.

For the nine months ended June 30, 2006 and June 30, 2005, two customers of the Wholesale / US Nutrition division represented, individually, more than 10% of the Wholesale / US Nutrition segment’s net sales. One of these customers is primarily a supplier to the other customer; therefore, changes in the Company’s business relationship with either customer would likely result in the loss of most of the net sales to both customers.  While no one customer represented individually more than 10% of the Company’s consolidated net sales, the loss of either one of these customers would have a material adverse effect on the Wholesale / US Nutrition segment if the Company is unable to replace such customer(s).

North American Retail / Vitamin World

Net sales for this segment increased primarily due to the acquisition of Le Naturiste on February 25, 2005. The increase in net sales for Le Naturiste during the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005 was $7,774. Additionally, U.S. Retail same store sales for stores open more than one year increased 5.6% (or $7,914). The number of customers in the Savings Passport Program, a customer loyalty program, increased approximately 0.3 million to 6.1 million customers at June 30, 2006, as compared to 5.8 million customers at the end of the prior comparable period.  The Savings Passport Card is used to increase customer traffic and provide incentives for customers to purchase at Vitamin World. It is also an additional tool the Company utilizes to track customer preferences and purchasing trends. During the last quarter of fiscal 2006, Vitamin World anticipates closing an additional 10 stores as these stores come up for lease renewal. The Company does not anticipate any significant additional charges with respect to these store closures.  The increases above were offset by the decline in the number of Vitamin World stores in operation this year as compared to last year (68 less stores).

During the nine months ended June 30, 2006, Vitamin World opened 8 new stores, closed 66 under-performing stores and at the end of the period operated 484 stores. The Company operated 552 Vitamin World stores in the U.S. as of June 30, 2005. During the nine months ended June 30, 2006, the Le Naturiste chain opened 2 stores, closed 3 company-owned stores, closed 2 franchised stores and at the end of the period operated 96 company-owned stores and 2 franchised stores. At June 30, 2005, the Le Naturiste chain operated 99 company-owned stores and 4 franchised stores.

European Retail / Holland & Barrett / GNC (UK)

The European Retail same store sales for stores open more than one year decreased 0.8% (or $3,141) as compared to the prior comparable quarter. These European Retail net sales results include the unfavorable effect of the decrease in the exchange rate for the British Pound ($23,043 or 5.3%).  In local currency, the increase in same store sales (for stores open more than one year) was 4.6%. The European Retail division continues to leverage its premier status, high street locations and brand awareness to achieve these results. During the nine months ended June 30, 2006, the Company’s European Retail division opened 8 new stores and closed 4 stores and at the end of quarter 616 stores in the U.K., Ireland

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION  and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

and the Netherlands were in operation. During the last fiscal quarter of 2006, the Company anticipates opening as many as 7 additional new retail stores in the U.K. and Ireland. At June 30, 2005, the Company operated 609 stores in the U.K., Ireland and the Netherlands.

Direct Response / Puritan’s Pride

Direct Response / Puritan’s Pride net sales decreased primarily due to the timing of promotional catalogues and the negative impact of lower sales in the first fiscal quarter of the year. The average order size increased 6.2% as compared to the prior comparable period. On-line net sales comprised 33.1% of this segment’s net sales and increased 13.6% for the nine months ended June 30, 2006 as compared to the prior comparable period. The Company remains the leader in the direct response and e-commerce sectors and continues to increase the number of products available via its catalog and websites.

Cost of sales.   Cost of sales for the nine months ended June 30, 2006 as compared to the prior comparable period is as follows:

	Nine months ended June 30,		Nine months ended June 30,
	2006	% of net sales	2005	% of net sales
Net sales	$1,412,310	100.0%	$1,301,969	100.0%
Cost of sales	753,674	53.4%	658,994	50.6%
Gross profit	$658,636	46.6%	$642,975	49.4%

Gross profit as a percentage of net sales by segment for the nine months ended June 30, 2006 as compared to the prior comparable period is as follows:

	Gross profit by segment
	Nine months ended June 30,		Percentage Change
	2006	2005	2006 vs. 2005
Wholesale / US Nutrition	30.8%	35.1%	-4.3%
North American Retail / Vitamin World	58.4%	54.3%	4.1%
European Retail / Holland & Barrett / GNC (UK)	62.1%	62.7%	-0.6%
Direct Response / Puritan’s Pride	60.0%	57.9%	2.1%
Total	46.6%	49.4%	-2.8%

The Wholesale / US Nutrition segment’s gross profit as a percentage of net sales for the current fiscal year decreased from the prior comparable period. The gross profit for this segment was affected by changes in product mix, increases in promotional incentives, competitive pricing in the joint care category and higher prices paid for certain raw materials. During the nine months ended June 30, 2006, there were $19,649 in product returns as compared to $32,912 in product returns for the prior comparable period. The returns for the nine months ended June 30, 2005 were unsaleable as a majority of these returns were

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION  and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

related to the contraction in the low carb market. The North American Retail gross profit increased primarily due to a change in the promotional strategy at store level. The retail promotional strategy is regularly revised to maximize specialty sales and gross profit. The European Retail gross profit decreased primarily due to different promotional programs in effect this period as compared to the prior comparable period. Direct Response/ Puritan’s Pride gross profit increased primarily due to varied price promotions offered to customers.

Advertising, promotion and catalog.   Total advertising, promotion and catalog expenses for the nine months ended June 30, 2006 and 2005 are as follows:

	Nine months endedJune 30,		Dollar Change	Percentage Change
	2006	2005	2006 vs. 2005	2006 vs. 2005
Advertising, promotions, catalogs	$72,332	$73,610	$(1,278)	-2%
Catalog printing and mailing	8,006	9,087	(1,081)	-12%
Total	$80,338	$82,697	$(2,359)	-3%
Percentage of net sales	5.7%	6.4%

The decrease in advertising between the nine months ended June 30, 2006 and the prior comparable period is mainly due to the discontinuance of aggressive promotions for some of the Company’s leading brands. NBTY creates its own advertising materials through its in-house staff of associates. In the U.K. and Ireland, both Holland & Barrett and Nature’s Way advertise on television and in national newspapers and conduct sales promotions. GNC (UK) and De Tuinen also advertise in newspapers and conduct sales promotions. SISU advertises in trade journals and magazines and conducts sales promotions.

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

Total advertising, promotion and catalog expenses by segment during the nine months ended June 30, 2006 as compared with the prior comparable period is as follows:

	Nine months ended June 30,		Dollar Change	Percentage Change
	2006	2005	2006 vs. 2005	2006 vs. 2005
Wholesale / US Nutrition	$49,791	$57,699	$(7,908)	-14%
North American Retail / Vitamin World	6,321	5,716	605	11%
European Retail / Holland & Barrett / GNC (UK)	10,149	5,519	4,630	84%
Direct Response / Puritan’s Pride	13,850	13,533	317	2%
Corporate	227	230	(3)	-1%
Total	$80,338	$82,697	$(2,359)	-3%

The Wholesale / US Nutrition segment’s advertising expenses decreased due to less emphasis by the Company on advertising through providing marketing incentives to customers. European retail increased its advertising for specific television campaigns in order to drive sales during the nine months ended June 30, 2006.

Selling, general and administrative expenses.  Selling, general and administrative expenses by segment during the nine months ended June 30, 2006 as compared with the prior comparable period are as follows:

	Nine months ended June 30,		Dollar Change	Percentage Change
	2006	2005	2006 vs. 2005	2006 vs. 2005
Wholesale / US Nutrition	$97,246	$78,257	$18,989	24%
North American Retail / Vitamin World	97,498	100,151	(2,653)	-3%
European Retail / Holland & Barrett / GNC (UK)	143,548	146,188	(2,640)	-2%
Direct Response / Puritan’s Pride	33,769	32,749	1,020	3%
Corporate	74,771	79,152	(4,381)	-6%
Total	$446,832	$436,497	$10,335	2%
Percentage of net sales	31.6%	33.5%

The Wholesale/US Nutrition segment’s selling, general and administrative expenses increased primarily due to such expenses of Solgar and SISU, acquired on August 1, 2005 and June 8, 2005, respectively. Selling, general and administrative expense increases for Solgar and SISU for the nine months ended June 30, 2006 were $23,771 and $3,226, respectively. These increases were offset by decreases in freight costs, which declined mainly due to the Company changing certain of its freight carriers and obtaining more favorable rates. The European Retail’s selling, general and administrative expense decrease of $2,640 includes $7,798 attributable to foreign exchange. This decrease was offset by an increase in building and real estate tax expenses which is the result of an increase in the number of stores in operation as compared to the prior like period. The decline of $2,653 in the North American Retail’s

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

selling, general and administrative expense is primarily due to less salaries, building and depreciation expenses as a result of the reduction in the number of stores in operation as compared to the prior like period.

Selling, general and administrative expenses by type of expense for the nine months ended June 30, 2006 and 2005 are as follows:

	Nine months ended June 30,		Dollar Change	Percentage Change
	2006	2005	2006 vs. 2005	2006 vs. 2005
Payroll and fringe benefits	$190,017	$181,511	$8,506	5%
Rent	84,278	85,731	(1,453)	-2%
Freight	34,053	35,369	(1,316)	-4%
Real estate taxes	16,372	15,877	495	3%
Insurance	18,788	19,703	(915)	-5%
Depreciation	19,772	24,250	(4,478)	-18%
Professional fees	14,485	10,653	3,832	36%
Impairment charge on building held for sale	—	1,908	(1,908)	-100%
Gain on sale of business assets	—	(1,999)	1,999	-100%
Other	69,067	63,494	5,573	9%
Total	$446,832	$436,497	$10,335	2%

The net increase in selling, general and administrative expense is attributable to the following:  Payroll costs increased mainly due to recent business acquisitions and general salary increases, offset by lower freight costs due to changes in carriers. Additionally, rent and depreciation expense in U.S. retail stores declined mainly due as a result of fewer stores open in the current period as compared to the prior period (68 less stores).

Trademark / goodwill impairments.  Due to continued difficult market conditions, the Company decided to discontinue its Carb Solutions low-carb product line, acquired as part of the acquisition of Rexall Sundown in 2003. Accordingly, the Company wrote off the carrying value of the Carb Solutions trademarked brands of $10,450 during nine months ended June 30, 2006. During the nine months ended June 30, 2005, the Company recorded a goodwill impairment charge of $7,686 in the North American Retail segment.

Interest expense.  The two major components of interest expense are interest on Senior Subordinated Notes and interest on the Credit and Guarantee Agreement (“CGA”) used for acquisitions, capital expenditures and other working capital needs. At June 30, 2006, the CGA consisted of a $125,000 Revolving Credit Facility, which had no borrowings outstanding, a Term Loan C, which was fully repaid as of June 30, 2006 and a Term Loan A, which had borrowings outstanding of $35,419. Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the interest rate can either be the Alternate Base Rate or LIBOR, plus applicable margin.

Interest expense for the nine months ended June 30, 2006 as compared with the prior comparable period is as follows:

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

	Nine months ended June 30,		Dollar Change
	2006	2005	2006 vs. 2005
Interest expense	$21,408	$17,237	$4,171
Percentage of net sales	-1.5%	-1.3%

Interest expense by debt category for the nine months ended June 30, 2006 as compared with the prior comparable period is as follows:

	Nine months ended June 30,		Dollar Change
Debt Category:	2006	2005	2006 vs. 2005
8 5/8% Senior subordinated notes, (“8 5/8% Notes”)	901	10,502	(9,601)
7 1/8% Senior subordinated notes due 2015, (“7 1/8% Notes”)	11,340	—	11,340
Term loan C; fully repaid in April 2006	2,972	5,032	(2,060)
Term loan A	3,176	—	3,176
First mortgage; interest at LIBOR plus 1.5%	487	—	487
Deferred financing fees	2,574	1,134	1,440
Capitalized interest	(810)	—	(810)
Other	768	569	199
Total interest expense	$21,408	$17,237	$4,171

Interest expense increased due to a number of factors.  Included in interest expense for the nine months ended June 30, 2006 is interest on Term Loan A which was issued on August 1, 2005, in connection with the Company’s acquisition of Solgar. As Term Loan A was not outstanding during the nine months ended June 30, 2005, there was no such interest expense in that period. This increase was offset by a decrease in interest expense resulting from an increase in capitalized interest of $810 in the current fiscal year to date period.

Miscellaneous, net.  Miscellaneous, net for the nine months ended June 30, 2006 as compared to the prior comparable period is as follows:

	Nine months ended June 30,		Dollar Change
	2006	2005	2006 vs. 2005
Miscellaneous, net	$1,928	$5,728	$(3,800)
Percentage of net sales	0.1%	0.4%

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

The decrease in Miscellaneous, net for the nine months ended June 30, 2006 as compared to the prior comparable period is primarily attributable to the following:

	Nine months ended June 30,		Dollar Change
	2006	2005	2006 vs. 2005
Foreign exchange transaction (loss)/gain	$(1,885)	$2,727	$(4,612)
Rental income	540	877	(337)
Investment income	2,430	1,550	880
Other	843	574	269
Total	$1,928	$5,728	$(3,800)

The decrease in miscellaneous, net is due to the foreign exchange transaction (loss) / gain associated with the strengthening of the US Dollar against the British Pound as compared to the prior comparable period.

Income taxes. Income tax expense for the nine months ended June 30, 2006 as compared to the prior comparable period, and the respective effective income tax rates, are as follows:

	Nine months ended June 30,		Dollar Change
	2006	2005	2006 vs. 2005
Provision for income taxes	$27,414	$37,860	$(10,446)
Effective income tax rate	27.0%	36.2%

The Company’s income tax expense is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business, and the Company’s ability to utilize state tax credits that will begin to expire in 2013. Therefore, the Company’s overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the nine months ended June 30, 2006 was 27.0%, as compared to 36.2% in the prior comparable period. The decline in the effective rate is mainly attributable to (a) the non-deductible goodwill impairment charge recorded in the nine months ended June 30, 2005 (2.5% impact to the rate), and (b) the impact of the Foreign Earnings Repatriation (“FER”) provision in the American Jobs Creation Act of 2004, which will only impact quarters in fiscal year 2006 (see discussion below). As the Company has principally repatriated foreign earnings in prior years, it is essentially repatriating current year foreign earnings at a more beneficial rate under the American Jobs Creations Act of 2004. To the extent there are foreign earnings generated during each of the quarters in fiscal 2006, this will result in a tax benefit for each of the quarters. The Company has estimated and recorded an incremental benefit of $5,802 for the nine months ended June 30, 2006, based on the results for the nine months. Because the actual benefit will be based on the full year’s results, the Company will continue to monitor the expected tax impact of the FER provision, and make adjustments as necessary.   The effective income tax rates are generally less than the U.S. federal statutory tax rate primarily due to the enhanced structure of foreign subsidiaries, which could also continue to impact future fiscal quarters, as well as the impact of the FER provision of the American Jobs Creation Act of 2004 noted above.

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

The Company has completed its evaluation of the application of the FER provision and determined that it will likely realize a benefit by repatriating funds in accordance with the FER provision. As such, the Company has developed a Domestic Reinvestment Plan to reinvest the repatriated funds in the U.S. in qualifying activities, pursuant to the terms of the FER provision and subsequent guidance issued by the IRS. This plan authorizes the repatriation of up to $122,500 during the fiscal year ending September 30, 2006. A portion of the repatriation includes foreign earnings related to the fiscal year ended September 30, 2005 and to earlier fiscal years.

Net income.  After income taxes, the Company’s net income for the nine months ended June 30, 2006 as compared to the prior comparable period, and the respective basic and diluted earnings per share, are as follows:

	Nine months ended June 30,		Dollar Change
	2006	2005	2006 vs. 2005
Net income	$74,122	$66,726	$7,396
Percentage of net sales	5.2%	5.1%
Net income per share:
Basic	$1.10	$0.99
Diluted	$1.07	$0.97

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

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

	For the nine months ended June 30,
	2006	2005
Cash flow provided by operating activities	$268,459	$64,988
Cash flow provided by (used in) investing activities	$14,617	$(42,845)
Cash flow used in financing activities	$(282,061)	$(12,779)
Cash and cash equivalents at end of period	$69,699	$30,155
Accounts receivable days sales outstanding	56	62
Inventory turnover	2.37	2.01

As of June 30, 2006, working capital was $386,829, compared with $475,728 as of September 30, 2005, a decrease of $88,899. The decrease in working capital was primarily due to decreases in current assets including investments, inventories, and prepaid and other current assets offset partially by an increase in accounts receivable, and a decrease in the current portion of long-term debt.

The decline in investments is attributable to the Company liquidating and utilizing all of its investment in auction rate securities of $39,900 to fund a portion of the remaining amounts due under the 8 5/8% Notes redemption. On October 24, 2005, the Company redeemed the remaining $75,542 aggregate principal amount of the 8 5/8% Notes outstanding. The significant decline in inventory of $116,536 reflects the Company’s ongoing efforts to lower inventories while assuring its customers uninterrupted supply of product. The annualized inventory turnover rate was approximately 2.37 times during the nine month period ended June 30, 2006, compared with 2.01 times during the prior comparable period. This increase is primarily due to the decreased inventory levels as compared to the prior comparable period. Prepaid and other current assets decreased primarily due to the normal amortization of prepaid insurance costs (annual policy begins in July). Accounts receivable increased due to increased sales in the turnover period as well as a decrease in sales related allowances. The annualized number of average days sales outstanding (on wholesale net sales) at June 30, 2006, was 56 days, compared with 62 days at June 30, 2005. This decrease in days sales outstanding related to the improved collection efforts and integration of acquisitions. The decline in the current portion of long-term debt reflects the payment on October 24, 2005 whereby the Company redeemed the remaining $75,542 aggregate principal amount of the 8 5/8% Notes outstanding.

The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. Cash and cash equivalents totaled $69,699 and $67,282 at June 30, 2006 and September 30, 2005, respectively. At June 30, 2006, approximately $67,806 of the Company’s cash and cash equivalents were held by its foreign subsidiaries. These funds are subject to U.S. income taxation on repatriation to the U.S. Currently, the Company primarily repatriates all earnings from its foreign subsidiaries where permitted under local law. The Company generated cash from operating activities of $268,459 and $64,988 during the nine month periods ended June 30, 2006 and 2005, respectively. The overall increase in cash provided by operating activities during the nine month period ended June 30, 2006 as compared to the prior comparable period was mainly attributable to increased net income, changes in inventory and operating assets and liabilities discussed above and increased non-cash charges (such as the Trademark and goodwill impairment charges).

Cash provided by (used in) investing activities was $14,617 and ($42,845) during the nine month periods ended June 30, 2006 and 2005, respectively. During the nine month period ended June 30, 2006, cash flows provided by investing activities consisted primarily of proceeds from the sale of auction rate

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

securities of $39,900, cash received from the seller in connection with the Solgar acquisition final net asset calculation of $1,964 and proceeds from the sale of property, plant and equipment of $102, offset by the purchase of property, plant and equipment of $26,797 (of which approximately $8,000 was attributable to the expansion of the soft-gel facility and $3,400 was attributable to a new manufacturing facility in Augusta, Georgia).   During fiscal 2004, the Company began a $21,000 expansion of its soft-gel facility in Bayport, New York, which was completed in March 2006. As a result of this expansion, the Bayport facility will be able to produce approximately 9 billion tablets, capsules and soft-gels per year. During the nine month period ended June 30, 2005, cash flows used in investing activities consisted primarily of the purchase of property, plant and equipment of $49,786 and cash paid for acquisitions, net of cash acquired of $13,434, offset by proceeds from the sale of business assets of $5,766, proceeds from the sale of property, plant and equipment of $10,021 and proceeds from purchase price adjustments of $4,558.

Net cash used in financing activities was $282,061 and $12,779 during the nine months ended June 30, 2006 and 2005, respectively. For the nine month period ended June 30, 2006 cash flows used in financing activities related to principal payments under long-term debt agreements of $276,494 (payments primarily related to the final redemption of the 8 5/8% notes of $75,542, the partial early extinguishment of the 7 1/8% Notes of $9,575, principal payments of $138,163 and $40,000 against Term Loan C and Term Loan A, respectively, and the paydown of the Company’s variable rate mortgage of $12,878) and principal payments under the Revolving Credit Facility of $11,000, offset by proceeds from borrowings under the Revolving Credit Facility of $5,000, proceeds from settlement of an interest rate swap of $353, and the proceeds of $65 and the related tax benefit of $15 from the exercise of stock options. Cash used in financing activities during the nine month period ended June 30, 2005 related to principal payments under long-term debt agreements of $18,810, principal payments under the Revolving Credit Facility of $20,000 and the purchase of treasury stock of $176, offset by the proceeds from borrowings under long-term debt agreements of $26,000 and proceeds of $207 from the exercise of stock options.

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

Debt Agreements:   At June 30, 2006, the Company maintained Senior Secured Credit Facilities under its Credit and Guarantee Agreement (“CGA”) consisting of a $125,000 Revolving Credit Facility, which had no borrowings outstanding, a Term Loan C, which was fully repaid during fiscal 2006 and a Term Loan A, which had borrowings outstanding of $35,419. The Company made an additional accelerated debt repayment on Term Loan A of $10,000 in July 2006. The Revolving Credit Facility and Term Loan A are scheduled to mature on July 24, 2008 and August 1, 2010, respectively.

Term loan A requires the Company to make quarterly principal installments of approximately $1,328 beginning September 30, 2006 and requires the last four quarterly principal installments to be balloon

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

payments of approximately $4,870 beginning September 30, 2009. The current portion of Term Loan A at June 30, 2006 was $5,313.

Interest rates charged on borrowings under the CGA can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. At June 30, 2006 the borrowing rate for Term Loan A was approximately 6.625%. At September 30, 2005, the annual borrowing rate for Term Loan C was approximately 5.3125%. Utilizing the Company’s current borrowing rate of approximately 6.625% at June 30, 2006, the estimated interest to be paid over the remaining life of Term Loan A approximates $6,487. Of such amount, interest of approximately $2,246 is expected to be paid within the next twelve months. Since the interest rate on this debt is variable, the expected interest to be paid over the term of this loan is subject to revision as interest rates change.  The interest rate charged for the Term Loan A is reset quarterly and is equal to the 3-month LIBOR rate plus 1.5%.

In September 2005, the Company issued 10-year 7 1/8% Senior Subordinated Notes due 2015 in the aggregate principal amount of $200,000 (the “7 1/8% Notes”). The 7 1/8% Notes are uncollaterized and subordinated in right of payment for all existing and future indebtedness of the Company. The 7 1/8% Notes are subject to redemption, at the option of the Company, in whole or in part, at any time on or after October 1, 2010, and prior to maturity at certain fixed redemption prices plus accrued interest. In addition, on or prior to October 1, 2008, the Company may redeem in the aggregate up to 35% of the 7 1/8% Notes with the net cash proceeds received by the Company from certain types of equity offerings, at a redemption value equal to 107.125% of the principal amount plus accrued interest, provided that at least 65% of the aggregate principal amount of notes remain outstanding immediately after any such redemption. The notes do not have any sinking fund requirements. Interest is paid semi-annually on every April 1st and October 1st at the rate of 7 1/8% per annum. Interest payments relating to such debt approximates $13,538 per annum, after the recent extinguishment of $10,000 face value of these notes.

In March 2006 the Company purchased, on the open market, $10,000 face value of the 7 1/8% Notes for $9,575. The Company recorded a gain on extinguishment of debt of $425 and wrote-off $264 of the related unamortized deferred financing fees in the nine months ended June 30, 2006 as a result of this transaction.

On August 25, 2005, the Company initiated a cash tender offer (the “Offer”) for any and all of its $150,000 aggregate principal amount of the 8 1/8% Senior Subordinated Notes due 2007. The redemption price was equal to $1,000 per $1,000 principal amount of the 8 5/8% Notes validly tendered, plus accrued and unpaid interest to the redemption date. On September 23, 2005, the Company announced the expiration of the Offer with a total of $74,458 aggregate principal amount of the 8 5/8% Notes tendered, representing approximately 49.6% of the outstanding 8 5/8% Notes. On September 23, 2005, the Company accepted and paid for the $74,458 aggregate principal amount of 8 5/8% Notes tendered. On October 24, 2005, the Company redeemed the remaining $75,542 aggregate principal amount of the 8-5/8% Notes outstanding. On such date, the Company paid $706 representing the remaining accrued interest due to the 8 5/8% Note holders and recorded a charge of $802 to interest expense in the Consolidated Statements of Income representing the unamortized portion of debt issuance costs and bond discount associated with the original issuance. Also, on October 24, 2005, the Company liquidated and utilized all of its investment in auction rate securities of $39,900 to pay a portion of the remaining redemption value.

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

On August 31, 2005, the Company entered into a variable rate mortgage with JP Morgan Chase Bank (“variable rate mortgage”) for a loan in the amount of $12,950 which is payable in monthly principal installments of $72 plus interest at LIBOR plus 1.5%. The mortgage was scheduled to mature on August 31, 2015, however, the entire outstanding balance was repaid in full during the current fiscal quarter ended June 30, 2006. On August 31, 2005, the Company entered into an interest rate swap agreement (“SWAP”) to receive-variable (LIBOR), pay-fixed (4.71%) interest which effectively converted the $12,950 mortgage to fixed rate debt.  The Company recorded the fair value change in the value of the SWAP through Other Comprehensive Income (“OCI”), net of tax. During the third fiscal quarter of 2006, the SWAP was settled and the Company received proceeds of $353 and realized a gain of $353. At September 30, 2005, the SWAP was in a liability position valued at $65.

Virtually all of the Company’s assets are collateralized under the CGA. Under the CGA, the Company is obligated to maintain various financial ratios and covenants must be met, including, but not limited to, a minimum consolidated interest coverage ratio and a maximum leverage ratio. The specific covenants and related definitions can be found in the CGA, which has been previously filed with the Securities and Exchange Commission.  Adjusted EBITDA, which is a factor utilized in calculating covenant ratios, is defined as net income, excluding the aggregate amount of all non-cash losses reducing net income (excluding any non-cash losses that results in an accrual of a reserve for cash charges in any future period and the reversal thereof), plus interest, taxes, depreciation and amortization. The Company is required to pay a commitment fee, which varies between .25% and .50% per annum, depending on the Company’s ratio of consolidated indebtedness to consolidated Adjusted EBITDA, on any unused portion of the revolving credit facility.

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

The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP liquidity measure, to Adjusted EBITDA:

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Net cash provided by operating activities	$70,471	$10,911	$268,459	$64,988
Interest expense	5,458	5,663	21,408	17,237
Income tax provision	11,059	11,477	27,414	37,860
Changes in working capital and other liabilities	(24,628)	30,630	(133,081)	58,548
Other non-cash items	(2,254)	563	(5,369)	(1,545)
Adjusted EBITDA	$60,106	$59,244	$178,831	$177,088

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

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

A summary of contractual cash obligations as of June 30, 2006 is as follows:

	Payments Due By Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt, excluding interest	$227,367	$6,055	$12,239	$20,661	$188,412
Interest	132,240	15,968	30,754	27,984	57,534
Operating leases	502,958	88,316	147,910	97,852	168,880
Purchase commitments	74,514	74,514	—	—	—
Capital commitments	1,680	1,680	—	—	—
Employment and consulting agreements	3,167	2,874	293	—	—
Total contractual cash obligations	$941,926	$189,407	$191,196	$146,497	$414,826

The Company conducts retail operations under operating leases, which expire at various dates through 2031. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year are noted in the above table.

In August 2005, the Company entered into a real estate tax incentive transaction pursuant to which it sold certain manufacturing assets and its manufacturing facility located in Augusta, Georgia for a total purchase price of $14,973. The arrangement is structured so that the Company’s lease payments to the County equal and offset the County’s bond payments to the Company. The Bond is non-recourse to the County, the Company’s lease payments are pledged to secure repayment of the Bond, and the lease and bond provide for the legal right of offset.  Consequently, in accordance with Financial Interpretation No. 39, ‘‘Offsetting of Amounts Related to Certain Contracts,’’ the investment and lease obligation related to this arrangement have been offset in the Company’s Consolidated Balance Sheets.  The purchase price consisted of $14,973 in cash which was simultaneously invested and is subject to an Industrial Revenue Bonds (IRB’s) financing agreement. This agreement is intended to permit counties to attract business investment by offering property tax incentives. In accordance with Georgia law, the Company entered into this agreement with Richmond County (the “County”) and acquired an Industrial Development Revenue Bond. The agreement has a maximum expiration date of 2025. Under the terms of the agreement, the Company must annually submit information regarding the value of the machinery and equipment in service in the County. If the Company had not entered into this transaction, property tax payments for this facility would have been higher. The Company can reacquire such property and terminate the agreement at a nominal price of $1 and, accordingly, the subject property is included in  property,  plant,  and  equipment  in the  consolidated balance sheet. If the Company elects to reacquire the subject property prior to the expiration of the arrangement, the Company may also be required to make certain additional property tax payments.

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

The Company was committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $74,514 at June 30, 2006. Such purchase orders are generally cancelable at the discretion of the Company until the order has been shipped, but require repayment of all expenses incurred through the date of cancellation. During the nine months ended June 30, 2006 no one supplier individually represented greater than 10% of the Company’s raw material purchases. The Company does not believe that the loss of any single supplier would have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Company had approximately $1,680 in open capital commitments at June 30, 2006, primarily related to manufacturing equipment as well as to computer hardware and software.

The Company has employment agreements with two of its executive officers. The agreements, entered into in October 2002, each have a term of five years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and change in control of the Company. The annual commitment for salaries to these two officers as of June 30, 2006 was approximately $1,463. In addition, five members of Holland & Barrett’s senior executive staff have service contracts terminable by the Company upon twelve months notice. The annual aggregate commitment for such H&B executive staff as of June 30, 2006 was approximately $1,479.

The Company maintains a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, a director of the Company and the father of Scott Rudolph, the Company’s Chief Executive Officer. The agreement requires Mr. Rudolph to provide consulting services to the Company through December 31, 2006, in exchange for a consulting fee of $450 per year, payable monthly. In addition, Mr. Rudolph receives certain fringe benefits accorded to other executives of the Company.

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

NBTY, INC. and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS (Continued)
(In thousands, except per share amounts and number of locations)

Financial Covenants and Credit Rating:

The Company’s credit arrangements impose certain restrictions on the Company regarding capital expenditures and limit the Company’s ability to: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. The Company is in compliance with all covenants under its credit arrangements at June 30, 2006.

At June 30, 2006, credit ratings were as follows:

Credit Rating Agency	7 1/8 Notes	CGA	Overall
Standard and Poors	B+	BB	BB
Moody’s	B1	Ba2	—

Both credit agencies’ ratings remained unchanged from the previous period.

New accounting developments:

Accounting pronouncements—newly issued:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in tax positions and require that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 on October 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 in its financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 155 on October 1, 2006 and does not expect that the adoption will have a material impact on its consolidated financial position or results of operations.

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

The Act also contains a provision related to Foreign Earnings Repatriation (“FER”). The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S.  The Company has completed its evaluation of the application of the FER provision and determined that it will likely realize a benefit by repatriating funds in accordance with the FER provision. As such, the Company has developed a Domestic Reinvestment Plan to reinvest the repatriated funds in the U.S. in qualifying activities, pursuant to the terms of the FER provision and subsequent guidance issued by the IRS. This plan authorizes the repatriation of up to $122,500 during the fiscal year ending September 30, 2006. A portion of the repatriation includes foreign earnings related to the fiscal year ended September 30, 2005 and to earlier fiscal years. The Company estimated and recorded a net benefit of $884 on unremitted earnings from the fiscal year ended September 30, 2005 and earlier fiscal years. This benefit was recorded in the provision for income taxes for the fiscal year ended September 30, 2005.

The majority of the repatriation is expected to come from projected foreign earnings for the fiscal year ending September 30, 2006. As the Company has principally repatriated foreign earnings in prior years, it is essentially repatriating current year foreign earnings at a more beneficial rate under the American Jobs Creations Act of 2004. To the extent there are foreign earnings generated during each of the quarters in fiscal 2006, this will result in a tax benefit for each of the quarters. The Company has estimated and recorded an incremental benefit of $1,060 and $5,802 for the three and nine months ended June 30, 2006, based on the results for the period. Because the actual benefit will be based on full year’s results, the Company will continue to monitor the expected tax impact of the FER provision, and make adjustments as necessary.

ITEM 3:

NBTY, INC. and SUBSIDIARIES
QUANTITATIVE and QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
(In thousands)

Quantitative and Qualitative Disclosures About Market Risk:

The Company is subject to currency fluctuations, primarily with respect to the British Pound, the Euro and the Canadian dollar, and interest rate risks that arise from normal business operations. The Company regularly assesses these risks. As of June 30, 2006, the Company had not entered into any hedging transactions other than the cash flow hedge discussed below.

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

The U.S. dollar volume of net sales denominated in foreign currencies was approximately $486,603, or 34.5% of total net sales, for the nine months ended June 30, 2006.  During the nine months ended June 30, 2006, the U.S. dollar strengthened approximately 5.4% against the foreign currencies, as compared to the prior year comparable period, resulting in a decrease in net sales of approximately $23,786 and a decrease in operating income of approximately $5,967 for the nine months ended June 30, 2006. The related impact on basic and diluted earnings per share was $0.05 for the same period.  The Company estimates that a 10% change in the average foreign currencies exchange rates would have impacted the Company’s operating income by approximately $11,040.

To manage the potential loss arising from changing interest rates and its impact on long-term debt, the Company’s policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments. Management believes that a significant fluctuation in interest rates in the near future will not have a material impact on the Company’s consolidated financial statements. With the exception of long-term debt (see Note 9—Long-Term Debt), the carrying value of the Company’s financial instruments approximates fair value due to their short maturities and variable interest rates. The fair value of the 7 1/8% Senior Subordinated Notes at June 30, 2006, based on then quoted market prices, was $179,550.  On August 31, 2005, the Company entered into an interest rate swap agreement (“SWAP”) to receive variable rate interest (LIBOR), and pay fixed rate interest (4.71%) which effectively converted its $12,950 mortgage to fixed rate debt. During the fiscal third quarter 2006 the Company repaid this mortgage in full and settled its SWAP contract.

The Company is exposed to changes in interest rates on its floating rate CGA and fixed rate Notes. At June 30, 2006, based on a hypothetical 10% decrease in interest rates related to the Company’s fixed rate Notes, the Company estimates that the fair value of its fixed rate debt would have increased by approximately $6,396. Conversely, based on a hypothetical 10% increase in interest rates related to the Company’s fixed rate Notes at June 30, 2006, the Company estimates that the fair value of its fixed rate debt would have decreased by approximately $5,983. At June 30, 2006 and September 30, 2005, the Company had borrowings outstanding under its CGA of $35,419 and $219,582, respectively. A hypothetical 10% change in interest rates would not have a material effect on the Company’s consolidated pretax income or cash flow.

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

NBTY, INC. and SUBSIDIARIES
PART II  OTHER INFORMATION

Item 1. Legal Proceedings

Prohormone products

New York Action

On July 25, 2002, a putative class-action lawsuit was filed against Vitamin World, Inc., alleging that Vitamin World engaged in deceptive trade practices and false advertising with respect to the sale of certain prohormone supplements and that the plaintiffs were therefore entitled to equitable and monetary relief pursuant to the New York General Business Law. Similar complaints were filed against other companies in the vitamin and nutritional supplement industry. By Decision and Order filed July 18, 2006, the Court granted Vitamin World’s motion for summary judgment and dismissed all claims.

California Action

On July 25, 2002, a putative consumer class-action lawsuit was filed in California state court against Met-Rx USA, Inc. (“Met-Rx”), a subsidiary of Rexall Sundown (“Rexall”), claiming that the advertising and marketing of certain prohormone supplements were false and misleading, or alternatively, that the prohormone products contained ingredients that were controlled                substances under California law. Plaintiffs seek equitable and monetary relief. On June 18, 2004, this case was consolidated with several other class-action cases brought against other companies relating to the sale of products containing androstenediol, one of the prohormones contained in the Met-Rx products. The consolidated proceedings have been assigned to a coordination judge for further pretrial proceedings. No trial date has been set, and the Court has not yet certified a class. The Company has defended vigorously against the claims asserted. Because this action is still in the early stages, no determination can be made at this time as to its final outcome, nor can its materiality be accurately ascertained.

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

Nutrition Bars

Rexall and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. The Company has defended this action vigorously. Recently, the Court vacated the July 6, 2006 status conference and set a further conference for October 27, 2006, until which time the case is stayed for all purposes. The stay was due to

NBTY, INC. and SUBSIDIARIES
PART II  OTHER INFORMATION(Continued)

the fact that California’s highest court had not yet decided several then-pending cases related to the effect of Proposition 64, a law passed by California voters in November 2004, on the scope of California’s unfair-competition law, which is at issue in this lawsuit. On July 24, 2006, the California Supreme Court decided these cases, ruling that Proposition 64 applied to cases pending as of November 2004, including this case, and limited claims under the unfair-competition law to plaintiffs who could show they had actually suffered injury as the result of the alleged unfair-business practice. Based upon the information available at this time, the Company believes that its accrual is adequate for the exposure in the nutrition bar litigation. However, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

Shareholder Litigation

During the period from June 24, 2004 through September 3, 2004, six separate shareholder class-actions were filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of New York, on behalf of shareholders who purchased shares of the Company’s common stock between February 9, 2004 and July 22, 2004 (the potential “Class Period”). The actions allege that the Company failed to disclose material facts during the Class Period that resulted in a decline in the price of its stock after June 16, 2004 and July 22, 2004, respectively. The Court consolidated the six class-actions in March 2005 and appointed lead plaintiffs and counsel. The lead plaintiffs filed a consolidated amended complaint alleging an amended class period from November 10, 2003 to July 22, 2004. Along with the officers and directors, the Company filed a motion to dismiss the action. The motion was denied on May 1, 2006, and the matter is now in discovery.

In addition to the shareholder class-actions, two shareholder derivative actions were filed in the Eastern District of New York, on July 9, 2004 and August 26, 2004, respectively, against certain of the Company’s officers and directors, and the Company is named as a nominal defendant. The two derivative actions which were consolidated, were predicated upon the allegations set forth in the shareholder class-actions and alleged improper sales of the Company’s shares by certain officers and directors. On December 27, 2004, the District Court granted the Company’s motion to dismiss this complaint. The plaintiffs filed an appeal. The Second Circuit Court of Appeals affirmed the dismissal on December 20, 2005. By letter dated February 27, 2006, one of the derivative plaintiffs whose claim was dismissed demanded that the Company’s board of directors file a civil action against certain officers and directors in connection with the allegations set forth in that derivative plaintiff’s original complaint. The board rejected this shareholder demand based upon its prior investigation of a similar demand by another alleged shareholder, as described below.

An additional shareholder derivative action was filed on October 7, 2004 in the Supreme Court of the State of New York, Suffolk County, alleging breaches of fiduciary duties by the Company’s individual directors and officers, and the Company is named as a nominal defendant. The derivative claims are predicated upon the same allegations as in the Eastern District consolidated derivative action and upon claims arising from the Company’s acquisition of Rexall in July 2003. The Company, its named officers and its directors intend to file a motion to dismiss the New York derivative action at the appropriate procedural time.

Also, a purported shareholder of the Company delivered a demand in July 2004 that the Company’s board of directors commence a civil action against certain of the Company’s officers and directors based on certain of the allegations described above. The Company’s board of directors, based on the investigation and recommendation of a special committee of the Board, determined not to commence any such lawsuit. On or about April 28, 2005, a second state court derivative action was filed in the Supreme Court of the State of New York, Suffolk County, by this purported shareholder alleging wrongful rejection of his demand and breaches of fiduciary duties by some of the Company’s individual directors and officers, and

NBTY, INC. and SUBSIDIARIES
PART II  OTHER INFORMATION(Continued)

the Company is named as a nominal defendant. This derivative complaint is predicated upon the same allegations as the dismissed Eastern District consolidated derivative action. Along with the named officers and directors, the Company has filed a motion to dismiss.

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

In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability and intellectual property claims) arise in the ordinary course of the Company’s business. The Company believes that such other inquiries, claims, suits and complaints would not have a material adverse effect on the Company’s consolidated financial condition or results of operations, if adversely determined against the Company.

Item 1A. Risk Factors

While the Company attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Below is a discussion of some of the risks and uncertainties associated with the Company’s business. These risks and uncertainties have the potential to materially affect the Company’s business, financial condition, results of operations, cash flows, projected results and future prospects. See also “Forward Looking Statements” above for additional risks that may materially affect the Company’s business.

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

NBTY, INC. and SUBSIDIARIES
PART II  OTHER INFORMATION(Continued)

The processing, formulation, manufacturing, packaging, labeling, advertising, distribution and sale of the Company’s products are subject to regulation by several U.S. federal agencies, including the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, the Department of Agriculture and the Environmental Protection Agency, as well as various state, local and international laws and agencies of the localities in which the Company’s products are sold, including the Food Standards Agency and the Department of Health in the United Kingdom and similar regulators in Canada, Ireland and the Netherlands. Government regulations may prevent or delay the introduction or require the reformulation of the Company’s products. Some agencies, such as the FDA, could require the Company to remove a particular product from the market, delay or prevent the import of raw materials for the manufacture of the Company’s products, or otherwise disrupt the marketing of the Company’s products. Any such government actions would result in additional costs to the Company, including lost revenues from any additional products that the Company is required to remove from the market, any of which could be material. Any such government actions could also lead to liability, substantial costs and reduced growth prospects. Moreover, there can be no assurance that new laws or regulations imposing more stringent regulatory requirements on the dietary supplement industry will not be enacted or issued.

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

NBTY, INC. and SUBSIDIARIES
PART II  OTHER INFORMATION(Continued)

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

NBTY, INC. and SUBSIDIARIES
PART II  OTHER INFORMATION (Continued)

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

As a retailer, marketer and manufacturer of products designed for human consumption, the Company is subject to product liability claims if the use of the Company’s products is alleged to have resulted in injury. The Company’s products consist of vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and in most cases are not necessarily subject to pre-market regulatory approval in the U.S. The Company’s products could contain contaminated substances, and some of the Company’s products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, some of the products the Company sells are produced by third-party manufacturers. As a marketer of products manufactured by third parties, the Company may also be liable for various product liability claims for products the Company does not manufacture. We have been in the past, and may in the future, be subject to various product liability claims, including, among others, that the Company’s products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. For example, the Company has been named in certain pending cases involving the sale of certain nutrition bars, products that contain certain Prohormone ingredients and the Company’s sales of products containing ephedra. A product liability claim against the Company could result in increased costs and could adversely affect the Company’s reputation with its customers, which in turn could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

NBTY, INC. and SUBSIDIARIES
PART II  OTHER INFORMATION (Continued)

The insurance industry has become more selective in offering some types of coverage, and the Company may not be able to obtain insurance coverage in the future.

The insurance industry has become more selective in offering some types of insurance, such as product liability, product recall, property and directors and officers’ liability insurance. The Company was able to obtain these insurance coverages through July 1, 2007, and the Company’s current insurance program is consistent with both its past level of coverage and its risk management policies. However, the Company cannot be certain that it will be able to obtain comparable insurance coverage at favorable terms, or at all, in the future.

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

The Company may experience difficulty entering new international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. As of June 30, 2006, the Company had 714 retail stores outside of the U.S. as well as significant wholesale sales outside of the U.S. For the nine months ended June 30, 2006, approximately 34% of the Company’s net sales were generated in international markets. These international operations expose the Company to certain risks, including, among other things:

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

NBTY, INC. and SUBSIDIARIES
PART II  OTHER INFORMATION (Continued)

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

Two of the customers of the Company’s Wholesale/US Nutrition segment accounted for, individually, more than 10% of that segment’s sales in the nine months ended June 30, 2006. One of those customers accounted for 10% of the Company’s Wholesale/US Nutrition segment’s total gross accounts receivable as of June 30, 2006. The Company does not have long-term contracts with either customer. One of these customers is primarily a supplier to the other customer; therefore, changes in the Company’s business relationship with either customer would likely result in the loss of most of the net sales to both customers. While no one customer represented individually more than 10% of the Company’s consolidated net sales or total gross accounts receivable, the loss of either one of these customers would have a material adverse effect on the Company’s Wholesale/US Nutrition segment if the Company was unable to replace such customer(s). In addition, the Company’s results of operations and ability to service the Company’s debt obligations would be negatively impacted to the extent that one or both of the customers are unable to make payments or do not make timely payments on outstanding accounts receivables.

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

During the nine months ended June 30, 2006, no one supplier individually represented greater than 10% of the Company’s raw material purchases. The Company does not believe that the loss of any single supplier would have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Company relies on its manufacturing operations to produce the vast majority of the nutritional supplements that it sells, and disruptions in the Company’s manufacturing system or losses of manufacturing certifications could adversely affect the Company’s results of operations.

The Company manufactures the vast majority of the nutritional supplements that the Company sells. The Company currently has manufacturing facilities in New York, California, Florida, New Jersey, Pennsylvania, Georgia and Canada. All of the Company’s domestic manufacturing operations are subject to Good Manufacturing Practice regulations, or GMPs, promulgated by the FDA and other applicable regulatory standards. Any significant disruption in the Company’s operations at any of these facilities, including any disruption due to any regulatory requirement, could affect the Company’s ability to respond quickly to changes in consumer demand and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

NBTY, INC. and SUBSIDIARIES
PART II  OTHER INFORMATION (Continued)

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

NBTY, INC. and SUBSIDIARIES
PART II  OTHER INFORMATION (Continued)

The Company’s profits may be negatively affected by currency exchange rate fluctuations.

The Company’s assets, earnings and cash flows are influenced by currency fluctuations due to the geographic diversity of the Company’s sales and the countries in which it operates, which may have a significant impact on the Company’s financial results. For the nine months ended June 30, 2006, 34% of the Company’s sales were denominated in a currency other than the U.S. dollar, and as of June 30, 2006, 33% of the Company’s assets and 12% of the Company’s total liabilities were denominated in a currency other than the U.S. dollar. As of June 30, 2006, the Company had not entered into any hedging arrangements to mitigate the Company’s exposure to foreign currency exchange rate risk.

The Company’s inability to protect the Company’s intellectual property rights could adversely affect the Company’s business.

The Company owns trademarks registered with the U.S. Patent and Trademark Office and many foreign jurisdictions for the Company’s Nature’s Bounty®, Vitamin World®, Puritan’s Pride®, Rexall®, Sundown®, Solgar®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health® trademarks, among others, and with the appropriate U.K., Dutch and Canadian authorities for the Company’s Holland & Barrett, GNC (UK), Nature’s Way, De Tuinen, Le Naturiste and SISU trademarks, among others, and have rights to use other names essential to the Company’s business. The Company’s policy is to pursue registrations for all trademarks associated with the Company’s key products. U.S. registered trademarks have a perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. The Company regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the marketing of the Company’s products. The Company vigorously protects its trademarks against infringement. The Company’s products are generally not subject to patent protection. There can be no assurance that, to the extent the Company does not have patents or trademarks on the Company’s products, another company will not replicate one or more of the Company’s products. Further, there can be no assurance that in those foreign jurisdictions in which the Company conducts business the protection available to the Company will be as extensive as the protection available to the Company in the U.S.

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

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of NBTY, Inc.(1)
3.2	Amended and Restated By-Laws of NBTY, Inc.(2)
4.1	Indenture, dated as of September 23, 2005, among NBTY, Inc., the Guarantors (as defined therein), and The Bank of New York, as Trustee (3)
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

NBTY, INC.
(Registrant)
Date: August 8, 2006	By:	/s/ SCOTT RUDOLPH
Scott Rudolph
Chairman and Chief Executive Officer
(Principal Executive Officer)
Date: August 8, 2006	By:	/s/ HARVEY KAMIL
Harvey Kamil
President and Chief Financial Officer
(Principal Financial and Accounting Officer)