Form 10-K
period 2006-09-30
NBTY INC
filed 2006-12-11
CIK 70793

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2006.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 001-31788

NBTY, Inc.
(Exact name of registrant as specified in charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-2228617 (I.R.S. Employer Identification No.)
90 Orville Drive Bohemia, New York (Address of principal executive offices)	11716 (Zip Code)
(631) 567-9500 (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.008 per share	New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒    No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒    Accelerated Filer ☐    Non-Accelerated Filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act rule 12b-2).

Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 31, 2006, was approximately $1,188,396,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates. The number of shares of Common Stock of the Registrant outstanding at March 31, 2006 was approximately 67,204,000. The number of shares of Common Stock of the Registrant outstanding at December 4, 2006 was approximately 67,214,000.

DOCUMENTS INCORPORATED BY REFERENCE.

        Portions of the Registrant's definitive proxy statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Registrant's fiscal year ended September 30, 2006, are incorporated by reference into Part III hereof.

NBTY, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006
TABLE OF CONTENTS

i

ii

PART I

Forward Looking Statements

        This Annual Report on Form 10-K (this "Report") contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of NBTY, Inc. and its subsidiaries (collectively, the "Company"). Discussions containing such forward-looking statements may be found in Items 1, 1A, 2, 3, 7, 7A and 9A, as well as within this Report generally. In addition, when used in this Report, the words "subject to," "believe," "expect," "plan," "project," "estimate," "intend," "may," "should," "can," or "anticipate," or the negative thereof, or variations thereon, or similar expressions, and discussions of strategy, are intended to identify forward-looking statements, which are inherently uncertain. All forward looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. Factors which may materially affect forward-looking statements include: (i) slow or negative growth in the nutritional supplement industry; (ii) interruption of business or negative impact on sales and earnings due to acts of God, acts of war, terrorism, bio-terrorism, civil unrest or disruption of mail service; (iii) adverse publicity regarding nutritional supplements; (iv) our inability to retain customers of companies (or mailing lists) recently acquired; (v) increased competition; (vi) increased costs; (vii) loss or retirement of key members of our management; (viii) increases in our cost of borrowings or unavailability of additional debt or equity capital, or both; (ix) unavailability of, or inability to consummate, advantageous acquisitions in the future, or our inability to integrate the acquisitions into the mainstream of our business; (x) changes in general worldwide economic and political conditions in the markets in which we may compete from time to time; (xi) our inability to gain or hold market share of our wholesale or retail customers anywhere in the world; (xii) unavailability of electricity in certain geographical areas; (xiii) our inability to obtain or renew insurance or the costs of same; (xiv) exposure to and expense of defending and resolving product liability claims, intellectual property claims and other litigation; (xv) our ability to implement our business strategy successfully; (xvi) our inability to manage our retail, wholesale, manufacturing and other operations efficiently; (xvii) consumer acceptance of our products; (xviii) our inability to renew leases for our retail locations; (xix) inability of our retail stores to attain or maintain profitability; (xx) the absence of clinical trials for many of our products; (xxi) sales and earnings volatility or trends for us and our market segments; (xxii) the efficacy of our internet and on-line sales and marketing strategies; (xxiii) fluctuations in foreign currencies, including the British Pound, the Euro and the Canadian Dollar; (xxiv) import-export controls on sales to foreign countries; (xxv) our inability to secure favorable new sites for, and delays in opening, new retail locations; (xxvi) introduction of, and compliance with, new federal, state, local or foreign legislation or regulation, or adverse determinations by regulators anywhere in the world (including the banning of products) and, more particularly, proposed Good Manufacturing Practices and Section 404 requirements of the Sarbanes-Oxley Act of 2002 in the United States, and the Food Supplements Directive and Traditional Herbal Medicinal Products Directive in Europe; (xxvii) the mix of our products and the profit margins thereon; (xxviii) the availability and pricing of raw materials; (xxix) risk factors discussed elsewhere in this Report; (xxx) adverse effects on us of increased gasoline prices and potentially reduced traffic flow to our retail locations; (xxxi) adverse tax determinations; (xxxii) the loss of a significant customer; and (xxxiii) other factors beyond our control.

        Readers are cautioned not to place undue reliance on forward-looking statements. We cannot guarantee future results, trends, events, levels of activity, performance or achievements. We do not undertake, and specifically decline, any obligation to update, republish or revise forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrences of unanticipated events.

        Industry data used throughout this Report was obtained from industry publications and internal Company estimates. While we believe this information is reliable, its accuracy has not been independently verified and cannot be guaranteed.

Item 1.    BUSINESS

General

        NBTY, Inc. (together with its subsidiaries, the "Company," "NBTY," "we," or "us") is a leading vertically integrated manufacturer, marketer and retailer of a broad line of high quality, value-priced nutritional supplements in the United States ("US") and throughout the world. Under a number of the Company's and third-party brands, we offer over 22,000 products, including vitamins, minerals, herbs, sports nutrition products, diet aids and other nutritional supplements. We are vertically integrated because we purchase raw materials, formulate and manufacture our products, and then market these products through our four channels of distribution:

  •
  Wholesale distribution to mass merchandisers, drug store chains, supermarkets, independent pharmacies and health food stores under various brand names, including Nature's Bounty®, Solgar®, Ester-C®, SISU® and Sundown® brands;

  •
  Direct Response/Puritan's Pride, a leading US nutritional supplement e-commerce/direct response business segment, under the Puritan's Pride® brand in catalogs and through the internet;

  •
  North American retail operations, including 476 Vitamin World and Nutrition Warehouse retail stores as of September 30, 2006, operating throughout the United States in 44 states, Guam, Puerto Rico and the Virgin Islands, and 96 Le Naturiste retail stores in Quebec, Canada; and

  •
  European retail operations, consisting of 549 Holland & Barrett, GNC (UK) and Nature's Way retail stores as of September 30, 2006, operating throughout the United Kingdom, or UK, and Ireland, and 68 De Tuinen retail stores operating in the Netherlands.

        At September 30, 2006, we manufactured about 90% of the nutritional supplements we sold.

        The Company was incorporated in Delaware in 1979 under the name Nature's Bounty, Inc. On March 26, 1995, we changed our name to NBTY, Inc. Our principal executive offices are at 90 Orville Drive, Bohemia, New York 11716, our telephone number is (631) 567-9500, and our website is www.nbty.com. Our UK subsidiary, Holland & Barrett Holdings Limited, has its principal executive offices in Nuneaton, UK, and our Dutch subsidiary, De Tuinen, B.V., has its principal executive offices in Beverwijk, Netherlands.

        Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available at no cost on our website. We make these reports available as soon as reasonably practicable after we file them electronically with the Securities and Exchange Commission (the "SEC").

Business Strategy

        The Company targets the growing value-conscious consumer segment by offering high-quality products at a value price. Our objectives are to increase sales, improve manufacturing efficiencies, increase profitability and strengthen our market position through the following key strategies.

        Expand Existing Channels of Distribution.    We plan to continue expanding and improving our existing channels of distribution through aggressive marketing and synergistic acquisitions, to the extent available on terms acceptable to us, to increase our sales and profitability and enhance our overall market share. Specific plans to expand channels of distribution include the following.

  •
  Increase Wholesale Sales in the US and in Foreign Markets.    We expect to strengthen our wholesale business by continuing to increase our sales in food, drug and mass merchandising channels by (i) increasing revenues from existing customers through strong promotional activities and aggressive introduction of new and innovative products, (ii) increasing shelf space in major retailers, (iii) leveraging the advertising and promotion of our major specialty brands, such as Osteo-Bi-Flex®, MET-Rx®, Flex-a-min®, Knox®, and, most recently, Ester-C®, and (iv) continuing to increase our private label revenue with new customers and timely product introductions. In addition, we continue to seek to form new distribution alliances throughout the world for our products, while strengthening existing relationships.

  •
  Increase Direct Response/Puritan's Pride® Sales.    We expect to continue to strengthen our leading position in the e-commerce/direct response business by (i) continuing to build brand and customer loyalty across catalog and internet channels, (ii) increasing e-commerce activity from a variety of online media channels, including search, e-mail marketing, affiliate marketing and shopping portals, (iii) focusing on enhanced retention and re-activation programs on-line and off-line, while testing new promotions to further improve response rates, (iv) improving the shopping experience available to our customers with website enhancements and call center system upgrades, (v) improving automated picking and packing to fulfill sales order requests with greater speed and accuracy, and (vi) increasing manufacturing capability to quickly introduce and deliver new products in response to customer demand. We also intend to continue our strategy of acquiring customer lists, brand names and inventory of other mail order companies that have similar or complementary products that we believe we can integrate into our operations efficiently, without adding substantial overhead.

  •
  Increase Retail Sales in North America.    We intend to continue focusing on the development of a nationwide chain of profitable retail stores in the United States and Canada. To that end, at September 30, 2006, we operated 476 Vitamin World and Nutrition Warehouse retail stores in regional and outlet malls throughout the United States, and 96 Le Naturiste retail stores throughout Quebec, Canada. We opened nine Vitamin World stores in the United States since October 1, 2005, or approximately 1.9% of the total number of stores in operation in the United States at September 30, 2006, and closed 75 underperforming stores during the same period. As a result, as of September 30, 2006, we operated 66 fewer Vitamin World stores than in the fiscal year ended September 30, 2005. Although we plan to open ten new stores during the 2007 fiscal year, we may close up to 25 existing Vitamin World stores during that time. Fifty Vitamin World retail store leases expire during the 2007 fiscal year, and, in an effort to improve Vitamin World's profitability, any store whose lease cannot be renegotiated on favorable terms may be closed when its lease lapses. We maintain our Savings Passport Card, a customer loyalty program that we believe increases customer traffic and provides incentives to purchase at Vitamin World stores. The Savings Passport Card also helps us track customer preferences and purchasing trends. At the end of fiscal 2006, we had approximately seven million Savings Passport Card members.

  •
  Increase Retail Sales in the UK, Ireland and Europe.    We continue selectively expanding the number of our Holland & Barrett stores throughout the UK. At September 30, 2006, we had 498 Holland & Barrett and 19 Nature's Way stores operating in the UK and Ireland. In fiscal 2006, Nature's Way opened three new stores, and Holland & Barrett opened seven new stores, converted one GNC (UK) retail store to a Holland & Barrett store and bought back one franchise. We project that, during the next fiscal year, we will open additional new retail stores in the UK and Ireland.

        At September 30, 2006, there were 32 GNC (UK) retail stores in operation in the UK and 68 De Tuinen retail stores in the Netherlands, including 21 franchise De Tuinen locations. We will continue to evaluate opportunities to open additional GNC (UK) stores in the UK and De Tuinen stores in Europe.

        Introduce Innovative New Products.    We consistently have been among the first in the industry to introduce innovative products in response to new studies, research and consumer preferences. Given the changing nature of consumer demand for new products and the continued publicity about the importance of vitamins, minerals and nutritional supplements in the promotion of general health, we believe that we will continue to maintain our core customer base and attract new customers based upon our ability to respond rapidly to consumer demand with high quality, value-oriented products.

        Enhance Vertical Integration.    We believe our vertical integration gives us a significant competitive advantage by allowing us to (i) maintain higher quality standards while lowering product costs, which we pass on to our customers as lower prices, (ii) respond to scientific and popular reports and consumer buying trends more quickly, (iii) meet customer delivery schedules more effectively, (iv) reduce dependence on outside suppliers, and (v) improve overall operating margins. We continually evaluate ways to enhance our vertical integration by leveraging manufacturing, distribution, purchasing and marketing capabilities, and otherwise improving the efficiency of our operations.

        Build Infrastructure to Support Growth.    We have technologically advanced, state-of-the-art manufacturing and production facilities, with total production capacity of approximately 45 billion tablets, capsules and softgels per year. In February 2006, we completed a 21 million square foot expansion of our softgel facility in Bayport, New York. As a result of this expansion, the Bayport facility's manufacturing capacity increased by approximately 53% to approximately 8.3 billion softgels per year. We regularly evaluate our manufacturing operations and make investments in infrastructure, as necessary, to support our continuing growth.

        Implement Strategic Acquisitions.    In the normal course of our business, we seek acquisition opportunities, both in the United States and internationally, of companies that complement or extend our existing product lines, increase our market presence, expand our distribution channels, and are compatible with our business philosophy. We have successfully acquired more than 30 companies or businesses since 1986, enabling us to expand our product lines and scope of distribution significantly. On October 2, 2006, we acquired Zila Nutraceutical, Inc., and renamed it The Ester C Company. For more information about our acquisitions, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Notes to our Financial Statements in this Report. We will continue to evaluate acquisition opportunities across the industry and around the world.

        Utilize Management Team Experience.    Our management team has extensive experience in the nutritional supplement industry and has developed long-standing relationships with our suppliers and customers. Our executive officers have an average of over 20 years in the industry. We will continue to employ the talent, experience and expertise of our management team to realize our goals.

Operating Segments

        We operate in the nutritional supplement industry, focusing our products and services on four segments of this industry: Wholesale/US Nutrition, North American Retail, European Retail and Direct Response/Puritan's Pride.

        The following table sets forth the percentage of net sales for each of our operating segments:

	Fiscal Year Ended September 30,
	2006	2005	2004
Wholesale/US Nutrition	47%	43%	44%
North American Retail	13%	13%	13%
European Retail/Holland & Barrett/GNC (UK)	30%	33%	30%
Direct Response/Puritan's Pride	10%	11%	13%

	100%	100%	100%

        You can find more information about the financial results of each segment in Note 18 to the Consolidated Financial Statements in this Report.

        Wholesale/US Nutrition.    We market our products under various brand names to many channels of distribution. We sell our products to leading mass merchandisers, drug store chains and supermarkets, independent pharmacies, health food stores, health food store wholesalers, and other retailers. We sell Nature's Bounty®, Rexall® and Sundown® brands to mass merchandisers, drug store chains, drug wholesalers, supermarket chains and wholesalers. We also sell directly to health food stores under the Solgar®, SISU® and Good 'N Natural® brands, and sell products, including a specialty line of vitamins, to health food wholesalers under our American Health® brand. Over the past several years, we have expanded product sales to many countries throughout Europe, Asia and Latin America.

        North American Retail.    At the end of fiscal 2006, we operated 476 Vitamin World and Nutrition Warehouse retail stores in regional and outlet malls throughout the United States, and 96 Le Naturiste retail stores throughout Quebec, Canada. Each store carries a full line of products, both our brands and products manufactured by others. Nutritional supplement products that we manufactured accounted for approximately 70% of North American Retail's total sales in fiscal 2006. Our direct interaction with our retail customers helps us identify regional buying trends, customer preferences, product acceptances and price trends. We use this information in initiating sales programs and new product introductions for all our divisions. In addition to www.puritan.com and www.vitamins.com, which focus on our direct response segment, we also maintain www.vitaminworld.com. We designed the www.vitaminworld.com site to permit our customers to purchase nutritional supplements on the internet and to locate our retail stores. This website also provides information about the products we offer in our retail stores, and an easy and effective way to purchase Vitamin World® products through our e-commerce portal.

        European Retail.    Our Holland & Barrett, GNC (UK) and DeTuinen subsidiaries generate our European Retail sales from 498 Holland & Barrett stores in the UK, 19 Nature's Way stores in Ireland, 32 GNC (UK) stores in the UK, and 68 DeTuinen stores in the Netherlands. Holland & Barrett, one of the UK's leading nutritional supplement retailers, markets a broad line of nutritional supplement products, including vitamins, minerals and other nutritional supplements. Holland & Barrett stores also sell food products, such as fruits and nuts, and confectionery. Our Nature's Way® product offerings are similar to those of Holland & Barrett. GNC (UK) stores specialize in vitamins, minerals and sports nutrition products. De Tuinen is a leading retailer of health food products, selected confectionery, and lifestyle giftware. Nutritional supplement products that we manufactured accounted for approximately 43% of European Retail's total sales in fiscal 2006.

        Direct Response.    We offer, through mail order and internet e-commerce, a full line of vitamins and other nutritional supplement products as well as selected personal care items, under our Puritan's Pride® brand names at prices that are generally at a discount from those of similar products sold in retail stores. Through our Puritan's Pride® brand, we are a leader in the US direct response nutritional supplement industry with more than four million customers on our customer list, with response rates that we believe are above the industry average. We intend to attract new customers in our direct response operation through aggressive marketing techniques in the United States and around the world, and through selective acquisitions. We regularly update our mail order lists by adding new customers and deleting those who have not placed orders within a designated period of time. We believe this maximizes catalog sales while reducing mailing and printing costs. We also advertise in newspaper supplements and conduct insert programs with other mail order companies to add new customers to our mailing lists and websites, and to increase the average order size. Our use of state-of-the-art equipment, such as computerized mailing, bar-coded addresses and automated picking and packing systems enables us to process orders quickly, economically and efficiently. Typically, we fill orders within 24 hours of receipt. Our equipment and expertise also lowers our per customer distribution costs, thereby enhancing margins and enabling us to lower our prices. Our www.puritan.com and www.vitamins.com websites provide a practical and convenient method for consumers wishing to purchase products that promote healthy living. Through these websites, consumers have access to more than 1,500 products offered through our Puritan's Pride® mail order catalog.

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Notes to our Consolidated Financial Statements in this Report, for more information regarding financial information about the geographic areas where we conduct our business.

Employees and Advertising

        As of September 30, 2006, we employed approximately 10,900 persons, including:

  (i)
  2,247 sales associates located throughout the United States in our Vitamin World and Nutrition Warehouse retail stores;

  (ii)
  2,840 manufacturing, shipping and packaging associates throughout the United States;

  (iii)
  615 associates in administration throughout the United States;

  (iv)
  183 associates who sell to wholesale distributors and customers;

  (v)
  60 in-house advertising associates;

  (vi)
  3,539 associates in our Holland & Barrett operations, including:

  (A)
  3,106 retail associates,

  (B)
  248 associates in distribution, and

  (C)
  185 associates in administration;

  (vii)
  352 associates in our De Tuinen operations, including:

  (A)
  312 retail associates, and

  (B)
  40 associates in administration and warehousing;

  (viii)
  189 associates in GNC (UK) retail stores;

  (ix)
  112 associates in Nature's Way retail stores; and

  (x)
  364 associates in Le Naturiste operations, including

  (A)
  304 retail associates,

  (B)
  36 associates in distribution, and

  (C)
  24 associates in administration;

  (xi)
  255 associates in Direct Response operations;

  (xii)
  83 associates in SISU operations (including 28 manufacturing associates); and

  (xiii)
  90 associates in Solgar international operations.

In addition, we sell products through commissioned sales representative organizations. We believe we have satisfactory employee and labor relations.

        For the fiscal years ended September 30, 2006, 2005 and 2004, we spent approximately $104 million, $108 million and $85 million, respectively, on advertising and promotions, including print, media and cooperative advertising. We create our own advertising materials through our in-house staff of associates. In the UK and Ireland, both Holland & Barrett and Nature's Way advertise on television and in national newspapers, and conduct sales promotions. GNC (UK) and De Tuinen also advertise in newspapers and conduct sales promotions. In addition, Holland & Barrett and De Tuinen each publish their own magazines with articles and promotional materials. SISU advertises in trade journals and magazines and conducts sales promotions.

Manufacturing, Distribution and Quality Control

        At September 30, 2006, we employed approximately 2,840 manufacturing, shipping and packaging associates throughout the United States and 28 such associates in Burnaby, British Columbia. We manufacture in New York, California, Illinois, Florida, Georgia, New Jersey and Canada. We have technologically advanced, state-of-the-art manufacturing and production facilities, with total production capacity of approximately 45 billion tablets, capsules and softgels per year. In February 2006, we completed a $21 million expansion of our softgel facility in Bayport, New York. As a result of this expansion, the Bayport facility can produce approximately 8.3 billion softgels per year, or a 53% increase in capacity.

        All our manufacturing operations are subject to good manufacturing practice regulations, or GMPs, promulgated by the United States Food and Drug Administration, or FDA, and other applicable regulatory standards. We are subject to similar regulations and standards in Canada. We believe our manufacturing processes are compliant with current GMPs. We manufacture products for our four operating segments and for third parties. We believe our manufacturing and distribution facilities generally are adequate to meet our current business requirements and our currently anticipated increases in sales.

        We place special emphasis on quality control. We assign a lot number to all raw materials and initially hold them in quarantine, while our laboratory chemists assay them for compliance with established specifications. Once released, samples are retained, and we process the material according to approved formulae by mixing, granulating, compressing, encapsulating and, sometimes, coating operations. After a tablet or capsule is manufactured, laboratory chemists and technicians test its weight, purity, potency, disintegration and dissolution, if applicable. We hold the product in quarantine until we complete this evaluation, and determine that the product meets all applicable specifications. Generally, when products such as vitamin tablets are ready for bottling, our automated equipment counts the tablets, inserts them into bottles, adds a tamper-resistant cap with an inner safety seal and affixes a label with lot number and expiration date. We use computer-generated documentation for picking and packing for order fulfillment.

        Our manufacturing operations are designed to allow low-cost production of a wide variety of products of different quantities, sizes and packaging, while maintaining a high level of customer service and quality. Flexible production line changeover capabilities and reduced cycle times allow us to respond quickly to changes in manufacturing schedules.

        Inventory Control.    We have installed inventory control systems at our facilities that track each product as we receive it from our supply sources through manufacturing and shipment of each product to customers. To facilitate this tracking, most products we sell are bar coded. Our inventory control systems report shipping, sales and individual SKU level inventory information. We manage the retail sales process by monitoring customer sales and inventory levels by product category. We believe our distribution capabilities increase our flexibility in responding to our customers' delivery requirements.

        Our purchasing staff regularly reviews and analyzes information from our point-of-sale computer system and makes merchandise allocation and markdown decisions based on this information. We use an automated reorder system to maintain in-stock positions on key items. These systems give us the information we need to determine the proper timing and quantity of reorders.

        Financial Reporting.    Our financial reporting systems provide us with detailed financial reporting to support our operating decisions and cost control efforts. These systems provide functions such as scheduling of payments, receiving of payments, general ledger interface, vendor tracking and flexible reporting options.

Research and Development

        We did not expend material amounts for research and development of new products during the last three years.

Competition; Customers

        The market for nutritional supplement products is highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support, and availability of new products. We believe we compete favorably in all these areas.

        Our direct competition consists primarily of publicly and privately owned companies, which tend to be highly fragmented in terms of both geographical market coverage and product categories. We also compete with companies that may have broader product lines, larger sales volumes, or both. Our products also compete with nationally advertised brand name products. Most of the national brand companies have resources greater than we do.

        There are numerous companies in the vitamin and nutritional supplement industry selling products to retailers, including mass merchandisers, drug store chains, independent drug stores, supermarkets and health food stores. Many companies within the industry are privately held. Therefore, we cannot assess precisely the size of all our competitors, or where we rank in comparison to such privately held competitors with respect to sales to retailers.

        During fiscal 2006, two individual customers accounted for the following percentages of the Wholesale/US Nutrition division's net sales:

Customer A	12%
Customer B	16%

        Customer A is primarily a supplier to Customer B. Therefore, the loss of Customer B would likely result in the loss of most of the net sales to Customer A.

        As of September 30, 2006, only one individual customer accounted for more than 10% of the Wholesale/US Nutrition division's total gross accounts receivable. Customer B above accounted for 12% of the division's total gross accounts receivable as of September 30, 2006.

        While no one customer represented, individually, more than 10% of our total gross accounts receivable, or our consolidated net sales, for fiscal 2006, the loss of either Customer A or Customer B would have a material adverse effect on the Wholesale/US Nutrition division if we were unable to replace it.

Government Regulation

        United States.    The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by federal agencies, including the FDA, the Federal Trade Commission, or FTC, the United States Postal Service, the Consumer Product Safety Commission, the Department of Agriculture, and the Environmental Protection Agency or EPA. These activities also are subject to regulation by various agencies of the states, localities and foreign countries in which our products are sold. In particular, the FDA, under the Federal Food, Drug, and Cosmetic Act, or FDCA, regulates the formulation, manufacturing, packaging, labeling, distribution and sale of dietary supplements, including vitamins, minerals and herbs, and of over-the-counter, or OTC, drugs. The FTC regulates the advertising of these products, and the Postal Service regulates advertising claims with respect to such products sold by mail order. The National Advertising Division, or NAD, of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that the NAD views as violating FTC guides or rules to the FTC for further action.

        The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994, known as DSHEA. DSHEA established a new framework governing the composition and labeling of dietary supplements. With respect to composition, DSHEA defines "dietary supplements" as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, constituents, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were marketed in the United States before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a "new" dietary ingredient (a dietary ingredient that was not marketed in the United States before October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been "present in the food supply as an article used for food" without being "chemically altered." A new dietary ingredient notification must provide the FDA evidence of a "history of use or other evidence of safety" establishing that use of the dietary ingredient "will reasonably be expected to be safe." A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that we may want to market, and the FDA's refusal to accept such evidence could prevent the marketing of such dietary ingredients. The FDA is in the process of developing guidance for the industry to clarify the FDA's interpretation of the new dietary ingredient notification requirements, and this guidance may raise new and significant regulatory barriers for new dietary ingredients. In addition, increased FDA enforcement could lead the FDA to challenge dietary ingredients already on the market as "illegal" under the FDCA because of the failure to submit a new dietary ingredient notification.

        DSHEA permits "statements of nutritional support" to be included in labeling for dietary supplements without FDA pre-approval. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being (but may not state that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease). A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. In some circumstances, it is necessary to disclose on the label that the FDA has not "evaluated" the statement, to disclose that the product is not intended for use for a disease, and to notify the FDA about our use of the statement within 30 days of marketing the product. However, there can be no assurance that the FDA will not determine that a particular statement of nutritional support that we want to use is an unacceptable disease claim or an unauthorized version of a "health claim." Such a determination might prevent us from using the claim.

        In addition, DSHEA provides that certain so-called "third-party literature," such as a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used "in connection with the sale of a dietary supplement to consumers" without the literature being subject to regulation as labeling. Such literature must not be, among other things, false or misleading, among other things; the literature may not "promote" a particular manufacturer or brand of dietary supplement; and a balanced view of the available scientific information on the subject matter must be presented. There can be no assurance, however, that all third-party literature that we would like to disseminate in connection with our products will satisfy all the requirements, and failure to satisfy all requirements could prevent use of the literature or subject the product involved to regulation as an unapproved drug.

        As authorized by DSHEA, the FDA recently has proposed GMPs specifically for dietary supplements. These new GMP regulations, if finalized (as predicted to occur in the near future), would be more detailed than the GMPs that currently apply to dietary supplements and may require, among other things, dietary supplements to be prepared, packaged and held in compliance with certain rules, and might require quality control provisions similar to those in the GMP regulations for drugs. There can be no assurance that, if the FDA adopts GMP regulations for dietary supplements, we will be able to comply with the new rules without incurring substantial expense.

        The FDA generally prohibits the use in labeling for a dietary supplement of any "health claim" unless the claim is pre-approved by the FDA. There can be no assurance that some of the labeling statements that we would like to use will not be deemed by the FDA to be "unauthorized health or disease claims" that are not permitted to be used.

        Although the regulation of dietary supplements in some respects is less restrictive than the regulation of drugs, there can be no assurance that dietary supplements will continue to be subject to less restrictive regulation. Legislation has been periodically introduced in Congress, including in 2006, 2005 and 2004, to amend the FDCA to place more restrictions on the marketing of dietary supplements. In addition, Congress has been asked to consider various systems for pre-market and post-market review of dietary supplements to make the regulation of these products more like the regulation of drugs under the FDCA. The FDA regulates the formulation, manufacturing, packaging, labeling and distribution of OTC drug products under a "monograph" system that specifies active drug ingredients that are generally recognized as safe and effective for particular uses. If an OTC drug is not in compliance with the applicable FDA monograph, the product generally cannot be sold without first obtaining the FDA approval of a new drug application, a long and expensive procedure. There can be no assurance that, if more stringent statutes are enacted for dietary supplements, or if more stringent regulations are promulgated, we will be able to comply with such statutes or regulations without incurring substantial expense.

        The FDA has broad authority to enforce the provisions of the FDCA applicable to dietary supplements and OTC drugs, including powers to issue a public "warning letter" to a company, to publicize information about illegal products, to request a voluntary recall of illegal products from the market, and to request the Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the US courts.

        The FTC exercises jurisdiction over the advertising of dietary supplements. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising or for the use of false or misleading advertising claims. These enforcement actions have often resulted in consent decrees and the payment of civil penalties, restitution, or both, by the companies involved. We currently are subject to FTC consent decrees resulting from past advertising claims for certain of our products. Our subsidiary, Rexall Sundown, also is currently subject to FTC consent decrees resulting from past advertising claims for certain of its products. As a result, we are required to maintain compliance with these decrees and are subject to an injunction and substantial civil monetary penalties if there should be any failure to comply. Further, the Postal Service has issued cease and desist orders against certain mail order advertising claims made by dietary supplement manufacturers, including us, and we are required to maintain compliance with the orders applicable to us, subject to civil monetary penalties for any noncompliance. Violations of these orders could result in substantial monetary penalties. Civil penalty actions could have a material adverse effect on our consolidated financial position or results of operations.

        In June 2003, we received a letter of inquiry from the FTC concerning our marketing of a certain weight loss program, as well as the marketing of the Royal Tongan Limu dietary supplement by our subsidiary, Dynamic Essentials, Inc. ("DEI"). Subsequent to the receipt of this letter, we voluntarily stopped all sales and promotions of the weight loss product in question and of Royal Tongan Limu. We also ceased all DEI operations and terminated all DEI employees. In October 2005, the United States District Court for the Eastern District of New York entered a Consent Decree that required us to pay a $2 million civil penalty, and imposed an injunction that requires us to comply with the terms of a

1995 consent order between the FTC and us. We have paid the civil penalty and are complying with the consent order.

        In March 2003, we ceased selling products that contain ephedra. Though we continue to believe that the ephedra products we sold are safe to use as directed, the adverse publicity surrounding ephedra products and the regulatory environment in the United States led us to the decision to cease selling ephedra products, in our best interests and that of our shareholders. Overall, sales of ephedra products represented an insignificant portion of our business. Subsequent to the decision to cease selling ephedra products, we were named as a defendant or a third-party defendant in several actions, alleging liability (under various theories, including negligence, false advertising, strict liability in tort and failure to warn) as well as personal injury with respect to our sales, manufacturing and distribution of products containing ephedra. We have notified our insurance carriers and third-party vendors with regard to each suit and vigorously contest the allegations in these actions. We did not acquire any ephedra assets, liabilities or operations in connection with our 2003 purchase of Rexall Sundown. All such operations were retained by Royal Numico N.V., the prior owner of Rexall Sundown. The FDA issued a final regulation on February 11, 2004 prohibiting the sale of ephedra based on the FDA's safety concerns. This final regulation has been challenged in at least three third-party lawsuits. In one of the lawsuits, a 2005 Utah District Court declared the FDA's rule banning ephedra invalid. The Court of Appeals for the 10th Circuit overturned that case. A petition has been filed with the Supreme Court seeking review of the 10th Circuit's decision. Legislation also has been introduced in Congress to impose a risk/benefit standard on dietary supplement safety reviews.

        We also are subject to regulation under various state, local, and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements and OTC drugs. Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of certain of our products. Compliance with such foreign governmental regulations is generally the responsibility of our distributors in those countries. These distributors are independent contractors whom we do not control.

        In addition, from time to time in the future, we may become subject to additional laws or regulations administered by the FDA or by other federal, state, local or foreign regulatory authorities, to the repeal of laws or regulations that we consider favorable, such as DSHEA, or to more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations, and we cannot predict what effect additional governmental regulation, when and if it occurs, would have on our business in the future. Such developments, however, could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, additional personnel, or other new requirements. Any such development could have a material adverse effect on us.

        Europe.    In Europe, the European Union Commission is responsible for developing legislation to regulate foodstuffs and medicines. Although the government of each Member State may implement legislation governing these products, national legislation must be compatible with, and cannot be more restrictive than, European requirements. Each Member State is responsible for its enforcement of the provisions of European and national legislation.

        United Kingdom.    In the United Kingdom, the two main pieces of legislation that affect the operations of Holland & Barrett and GNC (UK) are the Medicines Act 1968, which regulates the licensing and sale of medicines, and the Food Safety Act 1990, which provides for the safety of food products. A large volume of secondary legislation in the form of Statutory Instruments adds detail to the main provisions of the above Acts, governing composition, packaging, labeling and advertising of products.

        In the UK regulatory system, a product intended to be taken orally will fall within either the category of food or the category of medicine. There is currently no special category of dietary supplement as provided for in the United States by DSHEA. Some products which are intended to be applied externally, for example creams and ointments, may be classified as medicines and others as cosmetics.

        The Medicines and Healthcare products Regulatory Agency, or MHRA, now has responsibility for the implementation and enforcement of the Medicines Act, and is the licensing authority for medicinal products. The MHRA directly employs enforcement officers from a wide range of backgrounds, including the police, and with a wide range of skills, including information technology. However, the MHRA still relies heavily on competitor complaints to identify non-compliant products. The MHRA is an Executive Agency of the Department of Health. The MHRA decides whether a product is a medicine or not and, if so, considers whether it can be licensed. It determines the status of a product by considering whether it is medicinal by "presentation" or by "function." Many, though not all, herbal remedies are considered "medicinal" by virtue of these two criteria.

        The Food Standards Agency, or FSA, deals with legislation, policy and oversight of food products, with enforcement action in most situations being handled by local authority Trading Standards Officers. The large number of local authorities in the UK can lead to an inconsistent approach to enforcement. Unlike the MHRA, local authorities regularly purchase products and analyze them to identify issues of non-compliance. The FSA answers primarily to Ministers at the Department of Health and the Department of Environment Food and Rural Affairs. Most vitamin and mineral supplements, and some products with herbal ingredients, are considered to be food supplements and fall under general food law which requires them to be safe. Despite the differences in approaches in identifying non-compliant products, both the MHRA and local authorities can, and do, prosecute where issues of non-compliance are identified.

        In July 2002, the European Union, or EU, published in its Official Journal the final text of a Food Supplements Directive which became effective in the EU at that time, and which sets out a process and timetable by which the Member States of Europe must bring their domestic legislation in line with its provisions. The Directive seeks to harmonize the regulation of the composition, labeling and marketing of food supplements (at this stage only vitamins and minerals) throughout the EU. It does this by specifying what nutrients and nutrient sources may be used (and by interpretation the rest which may not), and the labeling and other information which must be provided on packaging. In addition, this Directive is intended to regulate the levels at which these nutrients may be present in a supplement. These maximum permitted levels are due to be announced shortly.

        By harmonizing the legislation, the Food Supplements Directive should provide opportunities for businesses to market one product or a range of products to a larger number of potential customers without having to reformulate or repackage it. This development may lead to some liberalizing of the more restrictive regimes in France and Germany, providing new business opportunities. Conversely, however, it may limit the range of nutrients and nutrient sources substantially, and eventually the potencies at which some nutrients may be marketed by us in the more liberal countries, such as the UK, which may lead to some reformulation costs and loss of some specialty products.

        Following the publication of the Food Supplements Directive, two challenges were brought in the UK Courts attacking its validity. Subsequently, the matters were referred to the European Court of Justice, or ECJ, for resolution. The ECJ upheld the validity of the Directive, ruling that its contents were legal under European Law. However, due to the ECJ's comments on procedure, the EU Commission has undertaken to look at ways to ensure the Directive is implemented in a transparent and timely manner.

        The provisions of the Food Supplements Directive have been incorporated into UK domestic law (which includes England & Wales, Scotland and Northern Ireland) by Statutory Instrument and apply from August 2005.

        On April 30, 2004, the EU published the Traditional Herbal Medicinal Products Directive, or THMPD, which requires traditional herbal medicines to be registered in each Member State in which they are intended to be marketed. A registration requires a product be manufactured to pharmaceutical GMP standards; however, generally, there is no need to demonstrate efficacy, provided that the product is safe, is manufactured to high standards, and has a history of supply on the market for 30 years, 15 years of which must be in the EU. The THMPD is intended to provide a safe home in EU law for a number of categories of herbal remedies, which may otherwise be found to fall outside EU law. However, it does not provide a mechanism for new product development, and would entail some compliance costs in registering the many herbal products already on the market. Member States had to put into place the provisions for national compliance by October 2005, the date on which Traditional Herbal Medicinal products could begin to be registered. A transitional period of seven years has been granted in the UK to allow all relevant products to be registered. Full compliance is required by April 2011. While we currently believe that we will comply with this Directive, it has become apparent that we cannot do so without incurring substantial expense.

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

        The EU has established a European Food Safety Authority, which will have an important role to play in focusing attention on food standards in Europe. Its Executive Director is Mr. Geoffrey Podger, who until 2003 was the Chief Executive of the UK's Food Standards Agency.

        Ireland.    The legislative and regulatory situation in the Republic of Ireland is similar, but not identical to that in the UK. The Irish Medicines Board has a similar role to that of the UK's MHRA and the Food Safety Authority of Ireland is analogous to the UK's FSA. Like the UK, Ireland will be required to bring its domestic legislation into line with the provisions of the Food Supplements Directive and the THMPD when the latter is finalized, and, indeed, with the other forthcoming EU legislation mentioned above. Thus the market prospects for Ireland, in general, are similar to those outlined in the UK.

        Netherlands.    The regulatory environment in the Netherlands is similar to the UK in terms of availability of products. The Netherlands currently has the same liberal market, with no restrictions on potency of nutrients. Licensed herbal medicines are available. However, there are some herbal medicines which are sold freely as in the UK without the need to be licensed, depending on the claims made for them. The Netherlands also is more liberal regarding certain substances, for which unlicensed sales are allowed. The government department dealing with this sector is the Ministry for Health, Welfare and Sport.

        Responsibility for food safety falls to the Keuringsdienst van Waren (Inspectorate for Health Protection and Veterinary Public Health). This authority deals with all nutritional products. The Medicines Evaluation Board, which is the equivalent of the UK's MHRA, is charged with responsibility for the safety of medicines which are regulated under the Supply of Medicines Act.

        The overall market prospects for the Netherlands, in general, are similar to those outlined for the UK above, with the exception of only a four-year transitional period granted for the registration of Traditional Herbal Medicinal products which are currently on sale in the Netherlands and which fall within the scope of the THMPD.

        Canada.    The legislative and regulatory situation in Canada is similar, but not identical, to that in the United States. The manufacturing, packaging, labeling, storage, importation, advertising, distribution, sale and clinical trials of natural health products, called NHP's, and hybrid NHPs, are subject to regulation by Health Canada, the public health agency of Canada, including, specifically, the Therapeutic Products Directorate, the Natural Health Products Directorate and the Health Protection and Food Branch Inspectorate. Health Canada regulates NHPs (which include vitamins and minerals, herbal remedies, homeopathic medicines, traditional medicines (such as traditional Chinese medicines), probiotics and products like amino acids and essential fatty acids) and hybrid NHPs under the Canadian Food and Drugs Act, the Canadian Food and Drug Regulations, the Natural Health Product Regulations and various Guidance Documents and Policies related thereto. With the exception of homeopathic medicines, products with ingredients required to be sold under prescription are not natural health products and are regulated as drugs though the regular drug approval process. Similarly, hybrid products comprising drugs are regulated as such under the Canadian Food and Drugs Act and the Canadian Food and Drug Regulations.

        Before January 1, 2004, NHPs for which therapeutic claims were made were regulated as drugs requiring a Drug Identification Number, or DIN. Effective January 1, 2004, NHPs in Canada became subject to new requirements under the Natural Health Product Regulations. Under these regulations, manufacturers are required to make application for a product license, and the application must provide specific information including quality of medicinal ingredients, use and purpose of the NHPs, and the supporting safety and efficacy data. These regulations also set out a regime for site licensing of buildings in which NHPs are imported, distributed, manufactured, packaged, labeled or stored. The primary prerequisite of a site license is that GMP's be employed. Further, the regulations set out requirements for adverse reaction reporting.

        As of January 1, 2004, all new products that are NHPs must comply with the NHP Regulations. For products already marketed in Canada as of that date, transition periods from January 1, 2004 for compliance with the requirements are provided for. GMP and site license requirements must be implemented in two years and the product license requirement for NHPs with a DIN (to December 31, 2009) is six years. For NHP's without a prior DIN, products can continue to be marketed and sold in Canada if a product license application was filed on or before June 30, 2004. However, if the product license eventually is refused, the product might need to be removed from the market in Canada.

        Health Canada has adopted a phased-in approach to comply with the NHP Regulations, based on perceived level of risk of the product. All NHP's must comply will all the regulations by January 1, 2010. We have adopted a phased-in compliance strategy in accordance with the prescribed transition periods. The overall risk factors and market prospects for Canada, in general, are similar to those outlined in the US. Health Canada can revoke licenses for lack of compliance or if they perceive the product to present an unacceptable level of risk.

International Operations

        In addition to Canada, the UK, Ireland and the Netherlands, we market nutritional supplement products through distributors, retailers and direct mail in more than 75 countries throughout Europe, Central America, South America, Asia, the Pacific Rim countries, Africa and the Caribbean Islands.

        We conduct our international operations to conform to local variations, economic realities, market customs, consumer habits and regulatory environments. Our products (including labeling of such products) and our distribution and marketing programs are modified in response to local and foreign legal requirements and customer preferences.

        Our international operations are subject to many of the same risks our domestic operations face. These include competition and the strength of the relevant economy. In addition, international operations are subject to certain risks inherent in conducting business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls and the economic and political policies of foreign governments. The importance of these risks increases as our international operations grow and expand. Virtually all our international operations are affected by foreign currency fluctuations, and, more particularly, changes in the value of the British Pound, the Euro and the Canadian Dollar as compared to the US Dollar.

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Notes to the Company's Consolidated Financial Statements contained in this Report for additional information regarding financial information about the geographic areas in which we conduct our business.

Trademarks

        US.    We have applied for or registered more than 2,200 trademarks with the United States Patent and Trademark Office, or the PTO, for our Nature's Bounty®, Vitamin World®, Puritan's Pride®, Holland & Barrett®, Rexall®, Sundown®, Solgar®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®, SISU® and Ester-C® trademarks, among others. We also have rights to use other names essential to our business. Federally registered trademarks have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value in marketing our products. We vigorously protect our trademarks against infringement.

        Canada.    Each of our Solgar, Le Naturiste and SISU subsidiaries owns the trademarks registered in Canada for its respective names.

        UK/Ireland.    Our Holland & Barrett subsidiary owns trademarks registered in the UK and throughout the EU for its Holland & Barrett®, and Nature's Way® trademarks and has rights to use other names essential to its business. Holland & Barrett is the exclusive licensee of the trademarks essential to the GNC (UK) business in the UK. Our Solgar subsidiary also owns trademarks in the UK and throughout the EU.

        Netherlands.    Our De Tuinen subsidiary owns trademarks registered in the Netherlands or throughout the EU for its DeTuinen® trademarks and has rights to use other names essential to its business.

Raw Materials

        In fiscal 2006, we spent approximately $312 million on raw materials. The principal raw materials required in our operations are vitamins, minerals, herbs, gelatin and packaging components. We purchased the majority of our vitamins, minerals and herbs from raw material manufacturers and distributors in the United States, Japan, China, Europe, India, Canada, Australia and South America. We believe that there are adequate sources of supply for all our principal raw materials. We also believe that our strong relationships with our suppliers yield improved quality, pricing and overall service to our customers. Although we cannot be sure that our sources of supply for our principal raw materials will be adequate in all circumstances, we believe that we can develop alternate sources in a timely and cost effective manner if our current sources become inadequate. During fiscal 2006, no one supplier accounted for more than 10% of our raw material purchases. Due to the availability of numerous alternative suppliers, we do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations.

Seasonality

        Although we believe that our business is not seasonal in nature, we have experienced, and expect to continue to experience, a variation in net sales and operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements, the timing of our introduction of new products, the level of consumer acceptance of each new product, the seasonality of some of the markets in which we participate, and actions of competitors. Accordingly, a comparison of our results of operations from consecutive periods is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future performance. Additionally, we may experience higher net sales in a quarter depending upon when we engage in significant promotional activities.

Item 1A. RISK FACTORS

Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our business.

        We believe the nutritional supplement market is highly dependent upon consumer perception regarding the safety, efficacy and quality of nutritional supplements generally, as well as products distributed specifically by us. Consumer perception of our products can be significantly influenced by scientific research or findings, national media attention and other publicity regarding the consumption of nutritional supplements. There can be no assurance that future scientific research, findings or publicity will be favorable to the nutritional supplement market or any particular product, or consistent with earlier favorable research, findings or publicity. Future research reports, findings or publicity that are perceived as less favorable than, or that question, such earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and our business, results of operations, financial condition and cash flows. Because of our dependence upon consumer perceptions, adverse scientific research reports, findings or publicity, whether or not accurate, could have a material adverse effect on us, the demand for our products, and our business, results of operations, financial condition and cash flows. Further, adverse publicity regarding the safety, efficacy and quality of nutritional supplements in general, or our products specifically, or associating the consumption of nutritional supplements with illness, could have such a material adverse effect. Such adverse publicity could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products appropriately or as directed.

Complying with new and existing government regulation, both in the US and abroad, could increase our costs significantly and adversely affect our financial results.

        The processing, formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by several US federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the Department of Agriculture and the EPA, as well as various state, local and international laws and agencies of the localities in which our products are sold, including Health Canada in Canada, the Food Standards Agency and the Department of Health in the UK and similar regulators in Ireland and the Netherlands. Government regulations may prevent or delay the introduction or require the reformulation of our products. Some agencies, such as the FDA, could require us to remove a particular product from the market, delay or prevent the import of raw materials for the manufacture of our products, or otherwise disrupt the marketing of our products. Any such government actions would result in additional costs to us, including lost revenues from any additional products that we are required to remove from the market, which could be material. Any such government actions could also lead to liability, substantial costs and reduced growth prospects. Moreover, there can be no assurance that new laws or regulations imposing more stringent regulatory requirements on the dietary supplement industry will not be enacted or issued.

        We currently are subject to FTC consent decrees and a US Postal Service consent order, prohibiting certain advertising claims for certain of our products. A determination that we have violated of these orders could result in substantial monetary penalties, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

        Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. These developments also could increase our costs significantly. For example, legislation was pending in Congress in 2004 to impose substantial new regulatory requirements for dietary supplements, including adverse event reporting, post market surveillance requirements, FDA reviews of dietary supplement ingredients, safety testing and records inspection. Key members of Congress and the dietary supplement industry indicated that they reached an agreement to support legislation requiring adverse event reporting. Legislation was introduced in 2005 to impose a risk/benefit standard for assessing the safety of dietary supplements and to require manufacturers who sell dietary supplements containing stimulants on military installations to report serious adverse events for the products to the FDA. If enacted, such legislation could raise our costs and negatively impact our business. In addition, we expect that the FDA soon will issue final rules on Good Manufacturing Practice creating new requirements for manufacturing, packaging, or holding dietary ingredients and dietary supplements, which will apply to the products we manufacture. We may not be able to comply with the new rules without incurring additional expenses, which could be significant. See Item 1, "Business—Government Regulation" for additional information.

        In Europe, the enactment of legislation that could significantly impact the formulation and marketing of our products is anticipated. For example, in accordance with the Nutritional Supplements Directive, maximum permitted levels for vitamin and mineral supplements are likely to be introduced shortly. European legislation regulating food supplements other than vitamins and minerals is also expected to be introduced by 2007. The introduction of these anticipated legislations could require us to reformulate our existing products to meet the new standards and, in some cases, may lead to some products being discontinued.

        It also is anticipated that the Nutrition and Health Claims Regulation will be implemented in January 2007. Once enacted, this legislation will harmonize the types of claims that can be made for foodstuffs (including supplements) in Europe. Although this Regulation may make the European market more accessible, it also will introduce a number of prohibitions which will impact the claims that can be made for our products. In particular, certain claims will be prohibited unless certain conditions are met and, in certain circumstances, prior approval of the claims will be required. It also is anticipated that the legislation will prohibit certain claims for general well-being, behavioral functions, weight-loss and professional product endorsement.

        In addition, an EU Directive governing product safety came into force at the beginning of 2004. This legislation requires manufacturers to notify regulators as soon as they know that a product is unsafe and gives regulators in each European Member State the power to order a product recall and, if necessary, instigate the product recall themselves. As a result, the number of product recalls in Europe has increased substantially and the likelihood that we will be subject to a product recall in Europe has increased. A product recall of any of our products in Europe could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may be exposed to legal proceedings instigated by regulators abroad which could increase our costs and adversely affect our reputation, revenues and operating income.

        In Europe, non-compliance with relevant legislation can result in regulators bringing administrative or, in some cases, criminal proceedings. In the UK, it is common for regulators to prosecute retailers and manufacturers for non-compliance with legislation governing foodstuffs and medicines. Failures by us or our subsidiaries to comply with applicable legislation could occur from time to time and prosecution for any such violations could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Item 1, "Business—Government Regulation" for additional information.

We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.

        As a retailer, marketer and manufacturer of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and, in most cases, are not necessarily subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, some of the products we sell are produced by third-party manufacturers. As a marketer of products manufactured by third parties, we also may be liable for various product liability claims for products we do not manufacture. We have been in the past, and in the future, may be, subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. For example, we have been named in certain pending cases involving the sale of certain nutrition bars, products that contain certain prohormone ingredients and our sales of products containing ephedra. See Item 3, "Legal Proceedings." A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Insurance coverage, even where available, may not be sufficient to cover losses we may incur.

        Our business exposes us to the risk of liabilities arising out of our operations. For example, we may be liable for claims brought by users of our products or by employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We seek to minimize these risks through various insurance contracts from third-party insurance carriers. However, our insurance coverage is subject to large individual claim deductibles, individual claim and aggregate policy limits, and other terms and conditions. We retain an insurance risk for the deductible portion of each claim and for any gaps in insurance coverage. We do not view insurance, by itself, as a material mitigant to these business risks.

        Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop that might materially impact the ultimate cost to settle these losses. We cannot assure you that our insurance will be sufficient to cover our losses. Any losses that are not completely covered by our insurance could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The insurance industry has become more selective in offering some types of coverage and we may not be able to obtain insurance coverage in the future.

        The insurance industry has become more selective in offering some types of insurance, such as product liability, product recall, property and directors' and officers' liability insurance ("D&O"). We were able to obtain these insurance coverages through July 1, 2007 (except D&O, which expires July 15, 2007), and our current insurance program is consistent with both our past level of coverage and our risk management policies. However, we cannot assure you that we will be able to obtain comparable insurance coverage at favorable terms, or at all, in the future.

If we experience product recalls, we may incur significant and unexpected costs, and our business reputation could be adversely affected.

        We may be exposed to product recalls and adverse public relations if our products are alleged to cause injury or illness, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a product recall may require significant management attention. Product recalls may hurt the value of our brands and lead to decreased demand for our products. Product recalls also may lead to increased scrutiny by federal, state or international regulatory agencies of our operations and increased litigation and could have a material adverse effect on our business, results of operations, financial condition and cash flows. See "Complying with new and existing government regulation, both in the US and abroad, could increase our costs significantly and adversely affect our financial results" above.

Our operations in international markets expose us to certain risks.

        We may experience difficulty entering new international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. As of September 30, 2006, we operated 713 retail stores outside of the United States. In addition, we had significant wholesale sales outside of the United States. For fiscal 2006, approximately 39% of our net sales were generated in international markets. These international operations expose us to certain risks, including, among other things:

  •
  changes in or interpretations of foreign regulations that may limit our ability to sell certain products or repatriate profits to the United States;

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

  •
  political instability.

        As we continue to expand our international operations, these and other risks associated with international operations are likely to increase. See Item 1, "Business—Business Strategy" and "Business—Government Regulation."

We may not be successful in our future acquisition endeavors, if any, which may have an adverse effect on our business and results of operations.

        Historically, we have engaged in substantial acquisition activity. We may be unable to identify suitable targets, opportunistic or otherwise, for acquisition in the future. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors, including our ability to obtain financing on acceptable terms and to comply with the restrictions contained in our debt agreements. If we need to obtain our lenders' consent to an acquisition, they may condition their consent on our compliance with additional restrictive covenants that may limit our operating flexibility. Acquisitions involve risks, including:

  •
  risks associated with integrating the operations, financial reporting, disparate technologies and personnel of acquired companies;

  •
  managing geographically dispersed operations;

  •
  diversion of management's attention from other business concerns;

  •
  the inherent risks in entering markets or lines of business in which we have either limited or no direct experience;

  •
  unknown risks; and

  •
  the potential loss of key employees, customers and strategic partners of acquired companies.

        We may not integrate successfully any businesses or technologies we acquire in the future and may not achieve anticipated operating efficiencies and effective coordination of sales and marketing and financial reporting benefits as well as revenue and cost benefits. Acquisitions may be expensive, time consuming and may strain our resources. Acquisitions may impact our results of operations negatively as a result of, among other things, the incurrence of debt.

We are dependent on our executive officers and other key personnel, and we may not be able to pursue our current business strategy effectively if we lose them.

        Our continued success will depend largely on the efforts and abilities of our executive officers and certain other key employees. Our ability to manage our operations and meet our business objectives could be affected adversely if, for any reason, these officers or employees do not remain with us.

Two of our customers account for a substantial portion of our revenue, and the loss of one or both of these customers would have a material adverse effect on our results of operations.

        Two of the customers of our Wholesale/US Nutrition segment accounted for, individually, more than 10% of that segment's sales in fiscal 2006. One of those customers accounted for 12% of our Wholesale/US Nutrition segment's total gross accounts receivable as of September 30, 2006. We do not have long-term contracts with either customer. One of these customers is primarily a supplier to the other customer; therefore, changes in our business relationship with either customer would likely result in the loss of most of the net sales to both customers. While no one customer represented individually more than 10% of our consolidated net sales or total gross accounts receivable, the loss of either one of these customers would have a material adverse effect on our Wholesale/US Nutrition segment if we were unable to replace that customer. In addition, our results of operations and ability to service our debt obligations would be impacted negatively to the extent that one or both of the customers are unable to make payments or do not make timely payments on outstanding accounts receivables.

We are dependent on certain third-party suppliers.

        We purchase from third-party suppliers certain important ingredients and raw materials. The principal raw materials required in our operations are vitamins, minerals, herbs, gelatin and packaging components. We purchase the majority of our vitamins, minerals and herbs from bulk manufacturers and distributors in the US, Japan, China, Europe, India, Canada, Australia and South America. Although raw materials are available from numerous sources, an unexpected interruption of supply or material increases in the price of raw materials, for any reason, such as regulatory requirements, import restrictions, loss of certifications, power interruptions, fires, hurricanes, war or other events could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We rely on our manufacturing operations to produce the vast majority of the nutritional supplements that we sell, and disruptions in our manufacturing system or losses of manufacturing certifications could affect our results of operations adversely.

        We manufacture the vast majority of the nutritional supplements that we sell. We currently have manufacturing facilities in New York, California, Florida, Georgia, New Jersey, Arizona, Illinois and Canada. All our domestic manufacturing operations are subject to GMPs promulgated by the FDA and other applicable regulatory standards. We are subject to similar regulations and standards in Canada. Any significant disruption in our operations at any of these facilities, including any disruption due to any regulatory requirement, could affect our ability to respond quickly to changes in consumer demand and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We operate in a highly competitive industry, and our failure to compete effectively could adversely affect our market share, financial condition and growth prospects.

        The vitamin and nutritional supplements industry is a large and growing industry, which is highly fragmented in terms of both geographical market coverage and product categories. The market for vitamins and other nutritional supplements is highly competitive in all our channels of distribution. We compete with companies which may have broader product lines or larger sales volumes, or both, than we do, and our products also compete with nationally advertised brand name products. Most of the national brand companies have resources greater than ours. Numerous companies compete with us in the development, manufacture and marketing of vitamins and nutritional supplements worldwide. In addition, our North America and European retail stores compete with specialty vitamin stores, health food stores and other retail stores worldwide. With respect to mail order sales, we compete with a large number of smaller, usually less geographically diverse, mail order and internet companies, some of which manufacture their own products and some of which sell products manufactured by others. The market is highly sensitive to the introduction of new products which may rapidly capture a significant share of the market. Increased competition from companies that distribute through the wholesale channel could have a material adverse effect on our business, results of operations, financial condition and cash flows as these competitors may have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than ours. See Item 1, "Business—Competition; Customers."

        We may not be able to compete effectively in one of, or all, our markets, and our attempt to do so may require us to reduce our prices, which may result in lower margins. Failure to compete effectively could have a material adverse effect on our market share, business, results of operations, financial condition, cash flows and growth prospects.

Our failure to appropriately respond to changing consumer preferences and demand for new products and services could harm our customer relationships and product sales significantly.

        The nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions. Our failure to accurately predict these trends could impact negatively consumer opinion of us as a source for the latest products, which in turn could harm our customer relationship and cause decreases in our net sales. The success of our new product offerings depends upon a number of factors, including our ability to:

  •
  accurately anticipate customer needs;

  •
  innovate and develop new products;

  •
  successfully commercialize new products in a timely manner;

  •
  price our products competitively;

  •
  manufacture and deliver our products in sufficient volumes and in a timely manner; and

  •
  differentiate our product offerings from those of our competitors.

        If we do not introduce new products or make enhancements to meet the changing need of our customers in a timely manner, some of our products could be rendered obsolete, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are subject to acts of God, war, sabotage and terrorism risk.

        Acts of God, war, sabotage and terrorist attacks or any similar risk may affect our operations in unpredictable ways, including disruptions of the shopping and commercial behavior of our customers, changes in the insurance markets and disruptions of fuel supplies and markets, particularly oil. Acts of God, war and risk of war also have an adverse effect on the economy. Instability in the financial markets as a result of war, sabotage or terrorism could adversely affect our ability to raise capital, as well as adversely affect the retail and vitamin and dietary supplement industries and restrict their future growth.

We may be affected adversely by increased utility and fuel costs.

        Increasing fuel costs may affect our results of operations adversely in that consumer traffic to our retail locations may be reduced and the costs of our sales may increase as we incur fuel costs in connection with our manufacturing operations and the transportation of goods from our warehouse and distribution facilities to stores. Also, high oil costs can affect the cost of our raw materials and components and the competitive environment in which we operate may limit our ability to recover higher costs resulting from rising fuel prices.

Our profits may be affected negatively by currency exchange rate fluctuations.

        Our assets, earnings and cash flows are influenced by currency fluctuations due to the geographic diversity of our sales and the countries in which we operate, which may have a significant impact on our financial results. For the fiscal year ended September 30, 2006, 35% of our sales were denominated in a currency other than the US Dollar, and as of September 30, 2006, 28% of our assets and 19% of our total liabilities were denominated in a currency other than the US Dollar. As of September 30, 2006, we had not entered into any hedging arrangements to mitigate our exposure to foreign currency exchange rate risk.

Our inability to protect our intellectual property rights could adversely affect our business.

        We own trademarks registered with the US Patent and Trademark Office and many foreign jurisdictions for our Nature's Bounty®, Vitamin World®, Puritan's Pride®, Rexall®, Sundown®, Ester-C®, Solgar®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health® trademarks, among others, and with the appropriate UK, Dutch and Canadian authorities for our Holland & Barrett®, Nature's Way®, De Tuinen®, Le Naturiste® and SISU® trademarks, among others, and have rights to use other names essential to our business. Our policy is to pursue registrations for all trademarks associated with our key products. US registered trademarks have a perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value in marketing our products. We vigorously protect our trademarks against infringement. Our products generally are not subject to patent protection. There can be no assurance that, to the extent we do not have patents or trademarks on our products, another company will not replicate one or more of our products. Further, there can be no assurance that in those foreign jurisdictions in which we conduct business the protection available to the us will be as extensive as the protection available to us in the United States. See Item 1, "Business—Trademarks."

Intellectual property litigation and infringement claims against us could cause us to incur significant expenses or prevent us from manufacturing, selling or using our products, which could adversely affect our revenues and market share.

        We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from manufacturing, selling or using our products. Claims of intellectual property infringement also may require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Claims that our technology or products infringe on intellectual property rights could be costly, could cause reputational injury and would divert the attention of management and key personnel, which in turn could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

Item 2.    PROPERTIES

        US.    At September 30, 2006, we owned a total of approximately 2.5 million square feet of manufacturing, warehouse, distribution and administrative facilities. We also leased approximately 1.275 million square feet of administrative, manufacturing, warehouse and distribution space in various locations at the end of fiscal 2006. At September 30, 2006, we leased and operated 476 retail locations under the names Vitamin World and Nutrition Warehouse in 44 states in the United States, Guam, Puerto Rico and the Virgin Islands. Generally, we lease retail properties for three to ten years at varying annual base rents and percentage rents if sales exceed a specified amount. The Vitamin World and Nutrition Warehouse retail stores have an average selling area of approximately 945 square feet.

        UK/Ireland.    Holland & Barrett owns a 281,000 square foot administrative, manufacturing and distribution facility (which includes a 68,300 square foot mezzanine) in Burton, UK. Holland & Barrett leases all but three of its 549 Holland & Barrett, GNC (UK), and Nature's Way retail stores for terms varying between five and 35 years at varying annual base rents. Fourteen Holland & Barrett and four GNC (UK) stores are subject to percentage rents if sales exceed a specified amount. Holland & Barrett stores each have an average selling area of approximately 946 square feet; Nature's Way stores each have an average selling area of approximately 675 square feet; and the GNC (UK) stores have an average selling area of approximately 974 square feet.

        Netherlands.    De Tuinen leases a 71,400 square foot administrative and distribution facility in Beverwijk. De Tuinen leases locations for 68 retail stores on renewable five-year terms at varying annual base rents. Of these, 46 are operated as company stores, 20 are sub-leased to, and operated by, franchisees, and two are operated by franchisees who lease directly from a third party landlord. None of De Tuinen's stores are subject to percentage rents.

        Canada.    SISU Inc. leases a 30,200 square foot facility in Burnaby, British Columbia. This facility is used for packaging, storing, manufacturing and distributing vitamins, and also contains various administrative offices. The lease currently expires in 2009. At September 30, 2006, Le Naturiste leased a 9,900 square foot administrative facility, a 26,000 square foot warehouse facility and 96 retail locations throughout Quebec, Canada. Le Naturiste stores each have an average selling area of approximately 775 square feet. At September 30, 2006, one Le Naturiste store was operated by a franchisee. Generally, the Le Naturiste stores are leased for three to ten years at varying annual base rents and percentage rents if sales exceed a specified amount.

        The following is a listing, as of September 30, 2006, of all material properties (excluding retail locations and de minimis administrative or sales office locations) owned or leased by the Company, which are used in all four of the Company's business segments. The Company is required to pay real estate and maintenance costs relating to most of its leased properties:

Location	Type of Facility	Approx. Sq. Feet	Leased or Owned
UNITED STATES:
Bohemia, NY	Administration, Manufacturing & Packaging	169,000	Owned
Bohemia, NY	Manufacturing	80,000	Owned
Bohemia, NY	Manufacturing	75,000	Owned
Bohemia, NY	Manufacturing & IT	62,000	Owned
Bohemia, NY	Administration & Warehousing (term–2009)	110,000	Leased
Ronkonkoma, NY	Administration & Distribution (term–2009)	130,000	Leased
Holbrook, NY	Administration & Distribution	230,000	Owned
Holbrook, NY	Distribution	108,000	Owned
Ronkonkoma, NY	Administration	110,000	Owned
Ronkonkoma, NY	Warehousing (term–2014)	75,000	Leased
Bayport, NY	Administration	12,000	Owned
Bayport, NY	Manufacturing	131,000	Owned
Murphysboro, IL	Warehousing & Manufacturing	62,000	Owned
Murphysboro, IL	Warehousing (term–2008)	30,000	Leased
Carbondale, IL	Administration, Packaging & Distribution	77,000	Owned
Carbondale, IL	Administration	15,000	Owned
Leonia, NJ	Administration & Manufacturing (term–2008)	59,000	Leased
Lyndhurst, NJ(1)	Administration, & Packaging (term December 2006)	130,000	Leased
South Plainfield, NJ	Administration & Manufacturing	68,000	Owned
South Plainfield, NJ(2)	Manufacturing, Packaging & Distribution (term–May 2006)	40,000	Leased
Anaheim, CA	Administration, Manufacturing & Distribution (term–2008)	286,000	Leased
Anaheim, CA	Manufacturing (term–2008)	64,000	Leased
Carson/Gardenia, CA	Distribution (term–May 2007)	10,600	Leased
Lake Mary, FL	Administration (term–2008)	12,250	Leased
Boca Raton, FL	Administration	58,000	Owned
Boca Raton, FL	Manufacturing	84,000	Owned
Deerfield Beach, FL	Packaging	157,000	Owned
Boca Raton, FL	Distribution	100,000	Owned
Boca Raton, FL	Warehousing (term–2010)	60,000	Leased
Piscataway, NJ	Warehousing (term–2009)	15,000	Leased
Sparks, NV	Distribution (term–2009)	202,000	Leased
Bentonville, AR	Sales Office (term–2011)	4,200	Leased
Duluth, GA	Distribution (term–2008)	32,000	Leased
Augusta, GA	Manufacturing & Warehousing	400,000	Owned
Hazleton, PA	Distribution	420,000	Owned
CANADA:
Burnaby, British Columbia	Administration, Manufacturing, Warehousing & Distribution (term–2009)	30,200	Leased
Lougueuil, Quebec	Administration (term–2008)	9,900	Leased
Boucherville, Quebec	Warehousing (term–2008)	26,000	Leased

UNITED KINGDOM:
Nuneaton	Administration (term–2012)	8,300	Leased
Nuneaton	Administration & Distribution (term–2010)	8,000	Leased
Burton	Administration, Manufacturing & Distribution	281,000	Owned
Tring	Administration & Warehousing (term–2011)	27,800	Leased
NETHERLANDS:
Beverwijk	Administration & Distribution (term–2008)	71,400	Leased
SPAIN:
Madrid(1)	Administration & Distribution (term–December 2006)	6,500	Leased

(1)
We currently are negotiating a renewal of this lease.

(2)
The 40,000 square foot leased facility in South Plainfield, New Jersey currently is the subject of litigation between the landlord and us concerning the landlord(1)s refusal to extend the lease. The lease contains renewal options which would extend the lease through 2010.

        We acquired a facility in Arizona as part of our acquisition of Zila Nutraceutical, Inc. on October 2, 2006. This includes a 65,000 square foot manufacturing and administration facility we own and a 5,455 square foot warehouse facility we lease.

Warehousing and Distribution

        Including recent acquisitions in Hazleton, Pennsylvania and Augusta, Georgia, we have dedicated approximately 3.6 million square feet to warehousing and distribution. This figure also includes our facilities in Long Island, New York; Carbondale and Murphysboro, Illinois; Anaheim and Gardenia, California; Augusta and Duluth, Georgia; South Plainfield, Piscataway, Lyndhurst and Leonia, New Jersey; Boca Raton and Deerfield Beach, Florida; Sparks, Nevada; Hazleton, Pennsylvania; Boucherville, Canada; Burton and Tring, UK; Burnaby, British Columbia, Ontario, Canada; Madrid, Spain; Ranburg, South Africa; Auckland, New Zealand; and Beverwijk, Netherlands.

        Our warehouse and distribution centers are integrated with our order entry systems so typically we ship out mail orders within 24 hours of their receipt. Once a customer's telephone, mail or internet order is completed, our computer system forwards the order to our distribution center, where all necessary distribution and shipping documents are printed to facilitate processing. Thereafter, the orders are prepared, picked, packed and shipped continually throughout the business day. We operate a proprietary, state-of-the-art, automated picking and packing system for frequently shipped items. We are capable of fulfilling 15,000 Direct Response/Puritan's Pride orders daily. A system of conveyors automatically routes boxes carrying merchandise throughout our primary Long Island distribution center for fulfillment of orders. Completed orders are bar-coded and scanned and the merchandise and ship date are verified and entered automatically into the customer order file for access by sales associates before being shipped. We currently ship our US orders primarily through the United Parcel Service, Inc. (UPS), serving domestic and international markets. Holland & Barrett and GNC (UK) use Parcelforce and ANC for deliveries in the UK, and Nature's Way uses the Irish postal service for deliveries in Ireland.

        We currently distribute our products from our distribution centers through Company-owned trucks, as well as contract and common carriers in the US and the Netherlands, and by Company-owned trucks in the UK. Deliveries are made directly to the Vitamin World, Nutrition Warehouse and Le Naturiste stores once per week. In addition, we ship products overseas by container loads. We also operate additional distribution centers in Burton, UK and Beverwijk, Netherlands. Deliveries are made directly to Company-owned and operated Holland & Barrett, GNC (UK), Nature's Way, and De Tuinen stores once or twice per week, depending on each store's inventory requirements.

        All our properties are covered by all-risk and liability insurance, in amounts and on terms that we believe are customary for the industry.

        We believe that these properties, taken as a whole, are generally well-maintained, and are adequate for current and reasonably foreseeable business needs. We also believe that substantially all our properties are being utilized to a significant degree.

Item 3.    LEGAL PROCEEDINGS

Prohormone products

        New York Action.    On July 25, 2002, a putative class-action lawsuit was filed against Vitamin World, Inc., alleging that Vitamin World engaged in deceptive trade practices and false advertising with respect to the sale of certain prohormone supplements and that the plaintiffs were therefore entitled to equitable and monetary relief under the New York General Business Law. Similar complaints were filed against other companies in the vitamin and nutritional supplement industry. By Decision and Order filed July 18, 2006, the Court granted Vitamin World's motion for summary judgment and dismissed all claims. The Plaintiffs have appealed.

        California Action.    On July 25, 2002, a putative consumer class-action lawsuit was filed in California state court against MET-Rx USA, Inc. ("MET-Rx"), an indirect subsidiary of Rexall Sundown, Inc. ("Rexall"), claiming that the advertising and marketing of certain prohormone supplements were false and misleading, or alternatively, that the prohormone products contained ingredients that were controlled substances under California law. Plaintiffs seek equitable and monetary relief. On June 18, 2004, this case was coordinated with several other class-action cases brought against other companies relating to the sale of products containing androstenediol, one of the prohormones contained in MET-Rx products. The coordinated proceedings have been assigned to a coordination judge for further pretrial proceedings. No trial date has been set, the court has not yet certified a class, and the matter is currently in discovery. We have defended vigorously against the claims asserted. Because this action is still in the early stages, no determination can be made at this time as to its final outcome, nor can its materiality be accurately ascertained.

        New Jersey Action.    In March 2004, a putative class-action lawsuit was filed in New Jersey against MET-Rx, claiming that the advertising and marketing of certain prohormone supplements were false and misleading, and that plaintiff and the putative class of New Jersey purchasers of these products were entitled to damages and injunctive relief. Because these allegations are virtually identical to allegations made in a putative nationwide class-action previously filed in California, we moved to dismiss or stay the New Jersey action pending the outcome of the California action. The motion was granted, and the New Jersey action is stayed at this time.

        Florida Action.    In July 2002, a putative class-action lawsuit was filed in Florida against MET-Rx, claiming that the advertising and marketing of certain prohormone supplements were false and misleading, that the products were ineffective, and alternatively, that the products were anabolic steroids whose sale violated Florida law. Plaintiff seeks equitable and monetary relief. This case has been largely inactive since its filing. No determination can be made at this time as to its final outcome, nor can its materiality be accurately ascertained.

Nutrition Bars

        Rexall and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. The Company has defended this action vigorously. Until recently, the case was stayed for all purposes, pending rulings on relevant cases before the California Supreme Court. The Court has now lifted the stay and has permitted Rexall and the other defendants to re-raise a motion for judgment on the pleadings. The Court has scheduled a conference on that motion for January 10, 2007. Based upon the information available at this time, we believe that our accrual is adequate for the exposure in the nutrition bar litigation. However, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

Shareholder Litigation

        From June 24, 2004 through September 3, 2004, six separate shareholder class-actions were filed against the Company and certain of our officers and directors in the U.S. District Court for the Eastern District of New York, on behalf of shareholders who purchased shares of our common stock between February 9, 2004 and July 22, 2004 (the potential "Class Period"). The actions allege that we failed to disclose material facts during the Class Period that resulted in a decline in the price of our stock after June 16, 2004 and July 22, 2004, respectively. The Court consolidated the six class-actions in March 2005 and appointed lead plaintiff and counsel. The lead plaintiffs filed a consolidated amended complaint alleging an amended class period from November 10, 2003 to July 22, 2004. Along with the officers and directors, we have filed a motion to dismiss the action. The motion was denied on May 1, 2006, and the matter is now in discovery.

        In addition to the shareholder class-actions, two shareholder derivative actions were filed in the Eastern District of New York, on July 9, 2004 and August 26, 2004, respectively, against certain of our officers and directors. The Company is named as a nominal defendant. The two derivative actions which were consolidated were predicated upon the allegations set forth in the shareholder class-actions and alleged improper sales of our shares by certain officers and directors. On December 27, 2004, the Court granted our motion to dismiss this complaint. The plaintiffs filed an appeal. The Second Circuit Court of Appeals affirmed the dismissal on December 20, 2005. By letter dated February 27, 2006, one of the derivative plaintiffs whose claim was dismissed demanded that our board of directors file a civil action against certain officers and directors in connection with the allegations set forth in that derivative plaintiff's original complaint. The board rejected this shareholder demand based upon its prior investigation of a similar demand by another alleged shareholder, as described below.

        An additional shareholder derivative action was filed on October 7, 2004 in the Supreme Court of the State of New York, Suffolk County, alleging breaches of fiduciary duties by our individual directors and officers. The Company is named as a nominal defendant. The derivative claims are predicated upon the same allegations as in the dismissed Eastern District consolidated derivative action and upon claims arising from our 2003 acquisition of Rexall. The shareholder who filed this derivative action agreed to voluntarily discontinue it in light of the dismissal of the Eastern District consolidated derivative action. A stipulation of dismissal was filed.

        Also, a purported shareholder of the Company delivered a demand in July 2004 that our board of directors commence a civil action against certain of our officers and directors based on certain of the allegations described above. Our board of directors, based on the investigation and recommendation of a special committee of the Board, determined not to commence any such lawsuit. On or about April 28, 2005, a second state court derivative action was filed in the Supreme Court of the State of New York, Suffolk County, by this purported shareholder alleging wrongful rejection of his demand and breaches of fiduciary duties by some of our individual directors and officers. The Company is named as a nominal defendant. This derivative complaint is predicated upon the same allegations as the dismissed Eastern District consolidated derivative action. Along with the named officers and directors, the Company has filed a motion to dismiss.

        The Company and its named officers and directors believe these suits are without merit and vigorously have defended these actions. Given the early stages of the proceedings, however, no determination can be made at this time as to the final outcome of these actions, nor can their materiality be accurately ascertained. We maintain policies of directors' and officers' personal liability insurance.

General

        In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability and intellectual property claims) arise in the ordinary course of our business. See Item 1, "Business—Government Regulation" for a discussion of these matters. We believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on our consolidated financial condition or results of operations, if determined against us.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

DIVIDEND POLICY

        Since our incorporation in 1979, we have not paid any cash dividends on our Common Stock. Future determination as to the payment of cash or stock dividends will depend upon our results of operations, financial condition, capital requirements, restrictions contained in our Credit Agreement dated November 3, 2006, limitations contained in the indenture governing our 7 1/8% Senior Subordinated Notes due 2015 (the "Indenture"), and such other factors as our Board of Directors consider appropriate.

        The CGA prohibits our paying dividends or making any other distributions (other than dividends payable solely in shares of our common stock) to our stockholders. The Indenture similarly prohibits our paying dividends or making any other distributions to our stockholders, subject to some exceptions. Furthermore, except as expressly permitted in the Indenture, our subsidiaries are not permitted to invest in the Company. However, the CGA and the Indenture do permit our subsidiaries to pay us dividends.

        For additional information regarding these lending arrangements and securities, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and the Notes to the Consolidated Financial Statements in this Report.

PRICE RANGE OF COMMON STOCK

        The Common Stock trades on the New York Stock Exchange (the "NYSE") under the trading symbol "NTY." The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock, as reported on the NYSE.

	Fiscal Year Ended September 30, 2006
	High	Low
First Quarter ended December 31, 2005	$23.92	$16.20
Second Quarter ended March 31, 2006	$24.10	$15.54
Third Quarter ended June 30, 2006	$26.75	$21.30
Fourth Quarter ended September 30, 2006	$32.19	$22.85
	Fiscal Year Ended September 30, 2005
	High	Low
First Quarter ended December 31, 2004	$29.15	$21.75
Second Quarter ended March 31, 2005	$27.70	$22.11
Third Quarter ended June 30, 2005	$26.65	$19.95
Fourth Quarter ended September 30, 2005	$26.00	$19.45

        On November 30, 2006, there were approximately 520 record holders of Common Stock. The Company believes that there were approximately 26,540 beneficial holders of Common Stock as of November 30, 2006.

        As required by applicable NYSE listing rules, on February 15, 2006, following our 2006 Annual Meeting of Stockholders, our Chairman and Chief Executive Officer submitted to the NYSE a certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

        For additional information regarding the Company's securities authorized for issuance under our equity compensation plans, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Report.

SECURITIES AUTHORIZED FOR ISSUANCE
UNDER EQUITY COMPENSATION PLANS

        The following table summarizes the Company's equity compensation plans as of September 30, 2006 (shares in thousands).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,802	$5.79	2,458
Equity compensation plans not approved by security holders	—	—	—

Total:	3,802	$5.79	2,458

PURCHASES OF EQUITY SECURITIES BY THE ISSUER
AND AFFILIATED PURCHASERS

        The Company sponsored Employee Stock Ownership Plan purchased 118,603 shares of our common stock at $16.86 per share in the open market during December 2005.

Item 6.    SELECTED FINANCIAL DATA

        The following table sets forth the selected financial data derived from the audited financial statements of the Company. For additional information, see the consolidated financial statements of the Company and the notes thereto. The selected historical financial data of the Company also should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.

	Fiscal Years Ended September 30,
	2006	2005	2004	2003	2002
	(Dollars and shares in thousands, except per share amounts)
Selected Income Statement Data:
Net sales	$1,880,222	$1,737,187	$1,652,031	$1,192,548	$964,083

Costs and expenses:
Cost of sales	992,197	895,644	822,412	554,804	433,611
Discontinued product charge	—	—	—	4,500	—
Advertising, promotion and catalog	103,614	108,005	85,238	66,455	47,846
Selling, general and administrative	598,742	588,166	554,838	435,748	348,334
Trademark/goodwill impairment	10,450	7,686	—	—	—
Litigation recovery of raw material costs	—	—	—	—	(21,354)

Income from operations	175,219	137,686	189,543	131,041	155,646
Interest expense	(25,924)	(26,475)	(24,663)	(17,384)	(18,499)
Bond investment write-down	—	—	—	(4,084)	—
Miscellaneous, net	3,532	8,051	4,125	5,424	1,560

Income before provision for income taxes	152,827	119,262	169,005	114,997	138,707
Provision for income taxes	41,042	41,125	57,156	33,412	42,916

Net income	$111,785	$78,137	$111,849	$81,585	$95,791

Per Share Data:
Net income per share:
Basic	$1.66	$1.16	$1.67	$1.23	$1.45
Diluted	$1.62	$1.13	$1.62	$1.19	$1.41
Weighted average common shares outstanding:
Basic	67,199	67,162	66,793	66,452	65,952
Diluted	69,130	69,137	69,069	68,538	67,829
Selected Balance Sheet Data:
Working Capital	$391,713	$475,728	$359,847	$311,865	$185,710
Total assets	1,304,310	1,482,302	1,232,653	1,195,782	730,140
Long-term debt, net of current portion	191,045	428,204	306,531	413,989	163,874
Total stockholders' equity	839,432	716,055	639,798	514,799	419,257

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Readers are cautioned that certain statements contained herein are forward-looking statements and should be read in conjunction with the Company's disclosures under the heading "Forward Looking Statements" on page 1. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. This discussion should also be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report. Dollar amounts are in thousands, unless otherwise noted.

Background

        NBTY is a leading vertically integrated manufacturer, marketer, distributor and retailer of a broad line of high-quality, value-priced nutritional supplements in the United States and throughout the world. The Company markets approximately 22,000 products under several brands, including Nature's Bounty®, Vitamin World®, Puritan's Pride®, Holland & Barrett®, Rexall®, Sundown®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®, DeTuinen®, Le Naturiste™, SISU®, Solgar® and Ester-C®. The Company has continued to grow through its marketing practices and through a series of strategic acquisitions. Since 1986, the Company has acquired and successfully integrated over 30 companies and/or businesses engaged in the manufacturing, retail and direct response sale of nutritional supplements, including:

  •
  Fiscal 1997: Holland & Barrett;

  •
  Fiscal 1998: Nutrition Headquarters Group;

  •
  Fiscal 2000: Nutrition Warehouse Group;

  •
  Fiscal 2001: Global Health Sciences (the "Global Group"), NatureSmart and Nature's Way;

  •
  Fiscal 2002: Healthcentral.com, Knox NutraJoint®, and Synergy Plus® product lines/operations;

  •
  Fiscal 2003: Rexall Sundown Inc., Health and Diet Group Ltd. ("GNC (UK)"), FSC Wholesale, and the DeTuinen chain of retail stores;

  •
  Fiscal 2005: Le Naturiste Jean-Marc Brunet ("Le Naturiste"), SISU, Inc. ("SISU") and Solgar Vitamin and Herb, a division of Wyeth Consumer Healthcare ("Solgar"); and

  •
  Fiscal 2007 to date: Zila Nutraceuticals, Inc. ("ZNI"), Ester-C®.

        NBTY markets its products through four distribution channels:

  •
  Wholesale/US Nutrition: wholesale distribution to drug store chains, supermarkets, discounters, independent pharmacies, and health food stores,

  •
  North American Retail: Vitamin World and Nutrition Warehouse retail stores in the U.S. and Le Naturiste retail stores in Canada,

  •
  European Retail: Holland & Barrett and GNC (UK), Nature's Way and DeTuinen retail stores in the U.K., Ireland, and the Netherlands, respectively and

  •
  Direct Response: Puritan's Pride sales via catalogs and Internet.

        Retail store activity, including both Company-operated and independent franchised stores, during the fiscal years ended September 30, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
North American Retail stores:
Open at beginning of the period	643	557	533
Acquired during the period(a)	—	103	—
Opened during the period	9	21	34
Closed during the period	(80)	(38)	(10)
Open at end of the period	572	643	557
European Retail stores:
Open at beginning of the period	612	602	589
Opened during the period	11	16	19
Closed during the period	(6)	(6)	(6)
Open at end of the period	617	612	602

(a)
On February 25, 2005, the Company acquired the Canadian Le Naturiste chain of retail stores. At the time of the acquisition, the Le Naturiste chain operated 99 company-owned stores and 4 franchised stores located throughout Quebec.

        The Company's net sales from Wholesale/US Nutrition, North American Retail, European Retail, and Direct Response, as a percentage of consolidated net sales, were approximately 47%, 13%, 30% and 10%, respectively, for the fiscal year ended September 30, 2006. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. Gross margins are affected by, among other things, changes in the relative sales mix among the Company's four distribution channels, the level of promotional programs offered, and the impact of acquired entities' operations. Historically, gross margins from the Company's direct response/e-commerce and retail sales have typically been higher than gross margins from wholesale sales.

Critical Accounting Estimates and Policies

        Complete descriptions of the Company's significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report.

        The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company's critical accounting estimates and policies include:

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

        In general, estimates are based on historical experience, on information from third party professionals and on various other sources and assumptions that are believed to be reasonable under the facts and circumstances at the time such estimates are made. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

  •
  it requires assumptions to be made that were uncertain at the time the estimate was made; and

  •
  changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on the Company's consolidated results of operations or financial condition.

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

Sales Returns and Other Allowances:

        The Company simultaneously records estimates for various items, which reduce product sales. These items include estimates for product returns and for promotional program incentive activities for various types of incentives offered to customers as well as other sales allowances.

        Allowance for sales returns:    The Company analyzes sales returns in accordance with Statement of Financial Accounting Standard ("SFAS") No. 48 "Revenue Recognition When Right of Return Exists" ("SFAS 48"). The Company is able to make reasonable and reliable estimates of product returns based on the Company's past 27 year history in the business. The Company also monitors the buying patterns of the end-users of its products based on sales data received by its approximately 1,200 retail outlets in North America and Europe. Estimates for sales returns are based on a variety of factors including actual return experience of any specific product or similar product. The Company reviews its estimates for product returns based on expected return data communicated to it by customers. The Company also monitors the levels of inventory at its largest customers to avoid excessive customer stocking of merchandise. Accruals for returns for new products are estimated by reviewing data of any prior relevant new product return information. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its sales return accrual. While the Company does not have the ability to track returns by fiscal period, the Company believes it is able to make reasonable estimates of expected sales returns, as contemplated by the requirements of SFAS 48, based upon historical data and the available monitoring processes. The Company believes it has sufficient information and knowledge of its customers and of industry trends and conditions to adjust the accrual for returns when necessary. Actual results could differ from those estimates.

        Promotional program incentive allowance:    The Company uses objective procedures for estimating its allowance for promotional program incentives. The allowance for sales incentives offered to customers is based on contractual terms or other arrangements agreed to in advance with certain customers. Customers earn such incentives as specified sales volumes are achieved.

        The activity in the allowance for sales returns and the promotional program incentive allowance is as follows:

		Additions
	Balance at beginning of period	Charged to sales and expenses	Charged to other accounts		Deductions	Balance at end of period
Allowance for sales returns:
Fiscal year ended September 30, 2006	$15,616	$28,113	$—		$(32,951)	$10,778
Fiscal year ended September 30, 2005	$9,108	$45,444	$143	(a)	$(39,079)	$15,616
Fiscal year ended September 30, 2004	$7,313	$42,041	$—		$(40,246)	$9,108
Promotional program incentive allowance:
Fiscal year ended September 30, 2006	$43,837	$137,138	$—		$(150,536)	$30,439
Fiscal year ended September 30, 2005	$37,495	$142,999	$383	(a)	$(137,040)	$43,837
Fiscal year ended September 30, 2004	$23,185	$72,666	$—		$(58,356)	$37,495

(a)
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

Accounts Receivable:

        Accounts receivable are presented net of certain allowances which include the above mentioned sales returns and allowance items, as well as an allowance for doubtful accounts. In order to estimate the allowance for doubtful accounts, the Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. The Company maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories:

        Inventories are stated at the lower of cost or market. The cost elements of inventories include materials, labor and overhead. The Company uses standard costs for labor and overhead and periodically adjusts those standards. The Company establishes reserves for its inventories to reflect situations in which the cost of the inventory is not expected to be recovered. The Company regularly reviews its inventories, including when product is close to expiration and is not expected to be sold, when product has reached its expiration date, or when product is not expected to be saleable based on the Company's quality assurance and quality control standards. The reserve for these products is equal to all or a portion of the cost of the related inventory based on specific facts and circumstances. In evaluating whether inventories are stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. The Company has evaluated the current level of inventories considering historical sales and other factors and, based on this evaluation, has recorded adjustments to cost of goods sold to adjust inventories to net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or competition differ from expectations.

Long-Lived Assets:

        The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment, intangibles, assets held for sale and goodwill. The associated depreciation and amortization periods are reviewed on an annual basis.

        The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During fiscal 2006, 2005 and 2004, the Company recognized impairment charges of $3,141, $3,518 and $2,603, respectively, on assets to be held and used. The impairment charges in each of these years related primarily to leasehold improvements and furniture and fixtures for the North American Retail operations and were recorded in selling, general and administrative expense. For a discussion of impairment charges as of and for the fiscal year ended September 30, 2006, see Note 7 of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report.

        Goodwill and other indefinite-lived intangibles are tested for impairment annually, or more frequently if impairment indicators arise, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The SFAS No. 142 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. The Company estimates the fair value of a reporting unit by using a discounted cash flow model. If the fair value of a reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of a reporting unit to the reporting unit's net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit's goodwill. The implied fair value of the reporting unit's goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below it carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. These evaluations require the use of judgment as to the effects of external factors and market conditions on the Company's conduct of its operations, and they require the use of estimates in projecting future operating results. If actual external conditions or future operating results differ from the Company's judgments, impairment charges may be necessary to reduce the carrying value of the subject assets. The fair value of an asset could vary, depending upon the different estimating methods employed, as well as assumptions made. This may result in a possible impairment of the intangible assets and/or goodwill. An impairment charge would reduce operating income in the period it was determined that the charge was needed. The Company tests goodwill annually as of September 30, the last day of its fourth fiscal quarter, unless an event occurs that would cause the Company to believe the value is impaired at an interim date. The Company recognized a $7,686 impairment charge of goodwill for the North American Retail reporting unit for the fiscal year ended September 30, 2005 which fully impaired this segment's goodwill. For a discussion of impairment charges see Note 7 of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report. As a result of the September 30, 2006 and 2004 goodwill and indefinite-lived intangible assets impairment testing, no impairment adjustments were deemed necessary.

        During fiscal 2006, due to continued difficult market conditions experienced in its low carb product line, the Company decided to discontinue its Carb Solutions trademarked brands (which was acquired as part of the acquisition of Rexall Sundown in 2003) since the brand related to this trademark had virtually no future undiscounted cash flow to support its carrying value. Accordingly, the Company wrote off the net carrying value of the Carb Solutions trademarked brands of $10,450 during the fiscal year ended September 30, 2006. For a discussion of impairment charges see Note 7 of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report.

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

Purchase Price Allocation:

        On June 8, 2005, the Company acquired SISU, Inc. ("SISU"), a Canadian-based manufacturer and distributor of premium quality vitamins and supplements sold to independent health food stores. The purchase price for this business was approximately $8,224 in cash. The Company accounted for this acquisition under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value was recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed was based upon estimates and assumptions developed by the Company and other information compiled by the Company, including a valuation, prepared by an independent valuation specialist that utilized established valuation techniques appropriate for the industry.

        The Company has not yet finalized the working capital adjustment (as defined in the purchase agreement) relating to the SISU acquisition. The purchase agreement stipulates an adjustment to the purchase price between buyer and seller for the excess or shortfall of the final working capital threshold as stated in such agreement. The Company and SISU's seller are in a dispute with respect to the calculation of the final working capital. Also, the preliminary allocation of the SISU purchase price noted above is subject to contingency payments based upon financial loss claims as specified in the purchase agreement. The purchase agreement stipulates the indemnification from the seller of any financial losses of SISU for the period from June 1, 2005 to May 31, 2006 up to the maximum amount of $500. The completion of this process may result in an adjustment to the purchase price. Upon completion of these events, final allocations to the acquired assets and liabilities could result in future adjustments to goodwill and actual results may differ from those presented herein. Although management believes that the current allocation of the estimated purchase price is reasonable, the final allocation may differ significantly from the amounts reflected in the accompanying consolidated financial statements.

Income Taxes:

        The Company records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as tax credit carrybacks and carryforwards. The Company periodically reviews the recoverability of deferred tax assets recorded on the balance sheet and provides valuation allowances as management deems necessary. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Foreign Currency:

        Approximately 35% and 34% of the Company's net sales for the fiscal years ended September 30, 2006 and 2005, respectively, were denominated in currencies other than U.S. dollars, principally British Pounds, Euros and Canadian Dollars. Approximately 31% of the Company's net sales for the fiscal year ended September 30, 2004 was denominated in currencies other than U.S. dollars, principally British Pounds and Euros. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company, as this would result in a decrease in the Company's consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of assets and total liabilities as of September 30, 2006 and 2005:

	2006	2005
Assets	28%	26%
Total liabilities	19%	10%

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. Dollars. This process results in exchange rate gains and losses, which, under the relevant accounting guidance, are included as a separate component of stockholders' equity under the caption "Accumulated other comprehensive income."

        Under the relevant accounting guidance, the functional currency of each foreign subsidiary is determined based on management's judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary's operations must also be considered.

        If a subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the remeasurement of these financial statements from the local currency to the functional currency would be included within the statement of operations. If the Company disposes of subsidiaries, then any cumulative translation gains or losses would be recorded into the statement of operations. If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of operations.

        Based on an assessment of the factors discussed above, the Company considers the relevant subsidiary's local currency to be the functional currency for each of its foreign subsidiaries. During the fiscal years of 2006, 2005 and 2004, translation gains (losses) of $11,431, ($5,121) and $7,547, respectively, were included in determining other comprehensive income. Accordingly, cumulative translation gains of approximately $29,027 and $17,596 were included as part of accumulated other comprehensive income within the consolidated balance sheet at September 30, 2006 and 2005, respectively.

        The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies against the U.S. Dollar. These currencies mainly include the British Pound Sterling, the Euro and the Canadian Dollar. Any future translation gains or losses could be significantly different than those noted in each of these years.

Contingencies:

        NBTY is subject to proceedings, lawsuits and other claims related to various matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. Management determines the amount of reserves needed, if any, for each individual issue based on its knowledge and experience and discussions with legal counsel. The required reserves may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach, such as a change in settlement strategy, in dealing with these matters. As discussed in Note 17 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report, NBTY is unable to make a reasonable estimate of the liabilities that may result from the final resolution of certain contingencies disclosed. Assessments of each potential liability will be made as additional information becomes available. NBTY currently does not believe that these matters will have a material adverse affect on its consolidated financial position, results of operations or cash flows.

General

        Operating results in all periods presented reflect the impact of acquisitions. The timing of those acquisitions and the changing mix of businesses as acquired companies are integrated into the Company may affect the comparability of results from one period to another. See Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report for detailed information on recent acquisitions.

Results of Operations

        The following table sets forth for the periods indicated, the Consolidated Statements of Income of the Company expressed as a percentage of total net sales. Percentages may not add due to rounding.

	Fiscal year ended September 30,
	2006	2005	2004
Net sales	100%	100%	100%

Costs and expenses:
Cost of sales	52.8%	51.6%	49.7%
Advertising, promotion and catalog	5.5%	6.2%	5.2%
Selling, general and administrative	31.8%	33.9%	33.6%
Trademark/goodwill impairment	0.6%	0.4%	—

	90.7%	92.1%	88.5%

Income from operations	9.3%	7.9%	11.5%

Other income (expense):
Interest	-1.4%	-1.5%	-1.5%
Miscellaneous, net	0.2%	0.5%	0.2%

	-1.2%	-1.1%	-1.3%

Income before provision for income taxes	8.1%	6.9%	10.2%
Provision for income taxes	2.2%	2.4%	3.5%

Net income	5.9%	4.5%	6.7%

Fiscal Year Ended September 30, 2006 ("fiscal 2006") Compared to Fiscal Year Ended September 30, 2005 ("fiscal 2005")

        Net Sales.    Net sales by segment for fiscal 2006 as compared to fiscal 2005 are as follows:

	Fiscal year ended September 30,
				% Change
	2006	2005	$ Change
Wholesale/US Nutrition	$885,146	$747,234	$137,912	18.5%
North American Retail/Vitamin World	234,215	224,008	10,207	4.6%
European Retail/ Holland & Barrett/GNC (UK)	564,933	566,140	(1,207)	-0.2%
Direct Response/ Puritan's Pride	195,928	199,805	(3,877)	-1.9%

Total	$1,880,222	$1,737,187	$143,035	8.2%

  Wholesale/US Nutrition

        Net sales for the Wholesale/US Nutrition segment, which markets certain brands including Nature's Bounty, Met-Rx, Sundown and Solgar, increased primarily due to the following:

Increase in sales from Solgar, acquired August 1, 2005	$82,764
Increase in sales from SISU, acquired June 8, 2005	$9,192

        The balance of the increase is attributed to sales generated from strategic promotional advertising of the Company's brands. The Company continues to adjust shelf space allocation among the several US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition's position in the mass market. US Nutrition continues to leverage valuable consumer sales information obtained from the Company's Vitamin World retail stores and Puritan's Pride direct-response/e-commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales.

        Product returns were $28,113 in fiscal 2006 as compared to $45,444 in fiscal 2005. The returns for fiscal 2006 are comprised of returns in the ordinary course of business. The returns for fiscal 2005 were comprised of low carb products (as a result of the decline in the market for these products), reallocations of the US Nutrition brands (certain slow selling Rexall brands were replaced with faster selling Nature's Bounty brand products), and returns arising from the ordinary course of business.

        For the years ended September 30, 2006 and 2005, two customers of the Wholesale/US Nutrition segment represented, individually, more than 10% of the Wholesale/US Nutrition segment's net sales. One of these customers is primarily a supplier to the other customer; therefore, changes in the Company's business relationship with either customer would likely result in the loss of most of the net sales to both customers. While no one customer represented individually more than 10% of the Company's consolidated net sales in fiscal 2006 or fiscal 2005, the loss of either one of these customers would have a material adverse effect on the Wholesale/US Nutrition segment if the Company is unable to replace such customer(s).

  North American Retail

        The increase in net sales for the North American Retail segment is primarily due to increased sales from Le Naturiste ($8,568), which was acquired on February 25, 2005 (in fiscal 2005). Additionally, although 75 U.S. Retail stores were closed during fiscal 2006, the U.S. Retail same store sales for stores open more than one year increased $10,532 or 5.7% which also contributed to this increase. This increase was offset by the decline in the number of Vitamin World stores in operation during fiscal 2006 as compared to fiscal 2005 (66 less U.S. Retail stores) for a total net $1,639 annual net sales increase in U.S. Retail stores. The number of customers in the Savings Passport Program, a customer loyalty program, increased approximately 1.1 million to 7.0 million customers at September 30, 2006, as compared to 5.9 million customers at September 30, 2005. The Savings Passport Card is used to increase customer traffic and provide incentives for customers to purchase at Vitamin World. It is also an additional tool the Company utilizes to track customer preferences and purchasing trends.

        The following is a summary of North American Retail store activity for fiscal 2006 and fiscal 2005:

North American Retail stores:	Fiscal 2006		Fiscal 2005
Vitamin World
Open at beginning of the period	542		557
Opened during the period	9		21
Closed during the period	(75)		(36)
Open at end of the period	476		542
Le Naturiste
Open at beginning of the period: company-owned stores	97		—
Open at beginning of the period: franchised stores	4		—
Acquired during the period: company-owned stores	—		99
Acquired during the period: franchised stores	—		4
Opened during the period: company-owned stores	3	*	—
Opened during the period: franchised stores	—		—
Closed during the period: company-owned stores	(5)		(2)
Closed during the period: franchised stores	(3	*)	(—)
Open at end of the period: company-owned stores	95		97
Open at end of the period: franchised stores	1		4

*
3 franchised stores were converted to company-owned stores during the period

  European Retail/Holland & Barrett/GNC (UK)

        The decrease in the European Retail segment's net sales is primarily the result of the unfavorable effect of the decrease in the exchange rate for the British Pound, resulting in a decrease of $18,605 or 3.3% in fiscal 2006 as compared to fiscal 2005. The European Retail same store sales for stores open more than one year increased $7,019 or 1.3% in fiscal 2006 as compared to fiscal 2005. However, in local currency same store sales for stores open more than one year increased 4.1% in fiscal 2006 as compared to fiscal 2005. The European Retail division continues to leverage its premier status, high street locations and brand awareness to achieve these results.

        The following is a summary of European Retail store activity for fiscal 2006 and fiscal 2005:

European Retail stores:	Fiscal 2006	Fiscal 2005
Open at beginning of the period	612	602
Opened during the period	11	16
Closed during the period	(6)	(6)
Open at end of the period	617	612

  Direct Response/Puritan's Pride

        Direct Response/Puritan's Pride net sales decreased primarily due to the timing of promotional catalogues and the negative impact of lower sales in the first fiscal quarter of the year. The average order size increased 6.5% in fiscal 2006 as compared to fiscal 2005. On-line net sales comprised 33.6% of this segment's net sales for fiscal 2006 and increased 21.6% for fiscal 2006 as compared to fiscal 2005. The Company remains the leader in the direct response and e-commerce sectors and continues to increase the number of products available via its catalog and websites.

        Cost of Sales.    Cost of sales for fiscal 2006 as compared to fiscal 2005 is as follows:

	Fiscal year ended September 30, 2006		Fiscal year ended September 30, 2005
	$	% of net sales	$	% of net sales
Net sales	$1,880,222	100.0%	$1,737,187	100.0%
Cost of sales	992,197	52.8%	895,644	51.6%

Gross profit	$888,025	47.2%	$841,543	48.4%

        Gross profit as a percentage of net sales by segment for fiscal 2006 as compared to fiscal 2005 is as follows:

	Fiscal year ended September 30,
			% Change
	2006	2005
Wholesale/US Nutrition	32%	34%	-2%
North American Retail/Vitamin World	58%	55%	3%
European Retail/ Holland & Barrett/GNC (UK)	62%	62%	0%
Direct Response/ Puritan's Pride	59%	57%	2%

Total	47%	48%	-1%

        The Wholesale/US Nutrition segment's gross profit percentage for fiscal 2006 decreased as compared to fiscal 2005. The gross profit for this segment was negatively affected by changes in product mix, increases in promotional incentives, competitive pricing in the joint care category and higher prices paid for certain raw materials. Product returns for fiscal 2006 were $28,113, compared to $45,444 for the prior comparable period. A majority of the returns in fiscal 2005 were unsaleable as these returns were for low carb products, resulting from the contraction in the low carb market. The North American Retail gross profit increased primarily due to a change in the promotional strategy at store level. The retail promotional strategy is regularly revised to maximize specialty sales and gross profit. The European Retail gross profit remained unchanged as compared to the prior comparable period. Direct Response/Puritan's Pride gross profit increased primarily due to varied price promotions offered to customers.

        Advertising, promotion and catalog.    Total advertising, promotion and catalog expenses for fiscal 2006 as compared to fiscal 2005 are as follows:

	Fiscal year ended September 30,
				% Change
	2006	2005	$ Change
Advertising, promotions, catalogs	$93,367	$96,645	$(3,278)	-3.4%
Catalog printing and mailing	10,247	11,360	(1,113)	-9.8%

Total	$103,614	$108,005	$(4,391)	-4.1%

Percentage of net sales	5.5%	6.2%

        The decrease in advertising expense in fiscal 2006 as compared to fiscal 2005 is mainly due to the discontinuance of aggressive promotions for some of the Company's leading brands. NBTY creates its own advertising materials through its in-house staff of associates. In the U.K. and Ireland, both Holland & Barrett and Nature's Way advertise on television and in national newspapers and conduct sales promotions. GNC (UK) and De Tuinen also advertise in newspapers and conduct sales promotions. SISU advertises in trade journals and magazines and conducts sales promotions.

        Total advertising, promotion and catalog expenses by segment for fiscal 2006 as compared to fiscal 2005 are as follows:

	Fiscal year ended September 30,
				% Change
	2006	2005	$ Change
Wholesale/US Nutrition	$63,407	$76,086	$(12,679)	-16.7%
North American Retail/Vitamin World	8,241	7,920	321	4.1%
European Retail/ Holland & Barrett/GNC (UK)	13,214	7,148	6,066	84.9%
Direct Response/ Puritan's Pride	18,466	16,526	1,940	11.7%
Corporate	286	325	(39)	-12.0%

Total	$103,614	$108,005	$(4,391)	-4.1%

        The Wholesale/US Nutrition segment's advertising expenses decreased due to less emphasis by the Company on advertising through providing marketing incentives to customers. European Retail increased its advertising for specific television campaigns in order to maintain sales during the fiscal year.

        Selling, General and Administrative.    Selling, general and administrative expenses by segment for fiscal 2006 as compared to fiscal 2005 are as follows:

	Fiscal year ended September 30,
				% Change
	2006	2005	$ Change
Wholesale/US Nutrition	$132,560	$108,987	$23,573	21.6%
North American Retail/Vitamin World	128,310	133,526	(5,216)	-3.9%
European Retail/ Holland & Barrett/GNC (UK)	195,689	194,242	1,447	0.7%
Direct Response/ Puritan's Pride	45,328	44,052	1,276	2.9%
Corporate	96,855	107,359	(10,504)	-9.8%

Total	$598,742	$588,166	$10,576	1.8%

Percentage of net sales	31.8%	33.9%

        The Wholesale / US Nutrition segment's selling, general and administrative expenses increased primarily due to such expenses of Solgar and SISU, acquired on August 1, 2005 and June 8, 2005, respectively. Selling, general and administrative expense increases for Solgar and SISU for the fiscal year ended September 30, 2006 were $24,305 and $3,357, respectively. These increases were offset by decreases in insurance due to lower premiums and decreased freight costs, which declined mainly due to the Company changing certain of its freight carriers and obtaining more favorable rates. The European Retail's selling, general and administrative expense increased due to increases in building and real estate tax expense, which is primarily the result of an increase in the number of stores in operation as compared to the prior like period. The European Retail's selling, general and administrative expense increase was offset by $6,383 attributable to foreign exchange. The decline in the North American Retail's selling, general and administrative expense is primarily due to less salaries, building and depreciation expenses as a result of the reduction in the number of stores in operation as compared to the prior like period.

        Selling, general and administrative expenses by type for fiscal 2006 as compared to fiscal 2005 are as follows:

	Fiscal year ended September 30,
				% Change
	2006	2005	$ Change
Payroll and fringes	$252,466	$244,232	$8,234	3.4%
Rent	114,206	115,442	(1,236)	-1.1%
Real estate taxes	22,048	21,209	839	4.0%
Insurance	24,240	26,156	(1,916)	-7.3%
Freight	46,933	47,696	(763)	-1.6%
Impairments of long-lived assets	3,141	3,518	(377)	-10.7%
Depreciation	26,454	31,042	(4,588)	-14.8%
Professional fees	21,183	16,279	4,904	30.1%
Impairment charge on building held for sale	—	1,908	(1,908)	100.0%
Gain on sale of business assets	—	(1,999)	1,999	100.0%
Other	88,071	82,683	5,388	6.5%

Total	$598,742	$588,166	$10,576	1.8%

        The net increase in selling, general and administrative expense is attributable to the following: Payroll costs increased mainly due to recent business acquisitions and general salary increases, professional fees increased due to our compliance efforts with the Sarbanes-Oxley Act of 2002, offset by lower insurance costs due to decreased premiums and lower freight costs due to changes in carriers. Additionally, rent and depreciation expense in U.S. retail stores declined mainly as a result of fewer stores open in the current period as compared to the prior period (66 fewer stores). Other selling, general and administrative expenses are primarily comprised of amortization, travel and credit card processing fees.

        Trademark / goodwill impairments.    Due to continued difficult market conditions, the Company decided to discontinue its Carb Solutions low carb product line, acquired as part of the acquisition of Rexall Sundown in 2003. Accordingly, the Company wrote off the carrying value of the Carb Solutions trademarked brands of $10,450 in fiscal 2006. During fiscal 2005, the Company recorded a goodwill impairment charge of $7,686 for the North American Retail operations (Vitamin World operations). Impairment indicators are discussed in Note 7 of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report.

        Interest expense.    The two major components of interest expense are interest on the outstanding Senior Subordinated Notes and interest on amounts outstanding under the Credit and Guarantee Agreement ("CGA") used for acquisitions, capital expenditures and other working capital needs. At September 30, 2006, the CGA consisted of a $125,000 Revolving Credit Facility, which had no borrowings outstanding, and a Term Loan A and Term Loan C, which were fully repaid as of September 30, 2006. Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the interest rate can either be the Alternate Base Rate or LIBOR, plus applicable margin.

        Interest expense for fiscal 2006 compared to fiscal 2005 is as follows:

	Fiscal year ended September 30,
	2006	2005	$ Change
Interest expense	$25,924	$26,475	$(551)

Percentage of net sales	1.4%	1.5%

        Interest expense by debt category for fiscal 2006 as compared to fiscal 2005 is as follows:

	Fiscal year ended September 30,
Debt Category:
	2006	2005	$ Change
8-5/8% Senior subordinated notes	$902	$14,455	$(13,553)
7-1/8% Senior subordinated notes due 2015	14,818	325	14,493
Term loan C; fully repaid in April 2006	2,972	6,998	(4,026)
Term loan A; fully repaid in September 2006	3,573	1,004	2,569
First mortgage; fully repaid May 2006	487	56	431
Deferred financing fees	2,915	1,692	1,223
Capitalized interest	(985)	(494)	(491)
Other	1,242	2,439	(1,197)

Total interest expense	$25,924	$26,475	$(551)

        Interest expense decreased primarily due to the Company paying down Term Loan C in April 2006 and an increase in capitalized interest in the current fiscal year compared to the prior comparable period. These decreases were partially offset by an increase in interest expense for fiscal 2006 on Term Loan A which was issued on August 1, 2005, in connection with the Company's acquisition of Solgar. As Term Loan A was not outstanding during most of fiscal 2005, there was no such interest expense in that period.

        Miscellaneous, net.    Miscellaneous, net for fiscal 2006 compared to fiscal 2005 is as follows:

	Fiscal year ended September 30,
	2006	2005	$ Change
Miscellaneous, net	$3,532	$8,051	$(4,519)

Percentage of net sales	0.2%	0.5%

        Miscellaneous, net decreased for fiscal 2006 as compared to fiscal 2005 as follows:

	Fiscal year ended September 30,
	2006	2005	$ Change
Foreign exchange transaction (loss) gain	$(1,723)	$4,286	$(6,009)
Investment income	3,229	1,935	1,294
Rental income	738	991	(253)
Other	1,288	839	449

Total	$3,532	$8,051	$(4,519)

        The decrease in miscellaneous, net is primarily due to the foreign exchange transaction (loss) / gain associated with the strengthening of the U.S. Dollar against the British Pound as compared to the prior comparable period.

        Income Taxes.    Income tax expense for fiscal 2006 compared to fiscal 2005, and the respective effective income tax rates, are as follows:

	Fiscal year ended September 30,
	2006	2005	$ Change
Provision for income taxes	$41,042	$41,125	$(83)

Effective income tax rate	26.9%	34.5%

        The Company's income tax expense is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business, and the Company's ability to utilize state tax credits that will begin to expire in 2013. Therefore, the Company's overall effective income tax rate could vary as a result of these factors. The effective income tax rate for fiscal 2006 was 26.9%, as compared to 34.5% for fiscal 2005. The decline in the effective rate is mainly attributable to the impact of the Foreign Earnings Repatriation ("FER") provision in the American Jobs Creation Act of 2004, which impacted fiscal 2006 by $11,289 (7.4% impact to the rate, see discussion below). As the Company has principally repatriated foreign earnings in prior years, it is essentially repatriating current year foreign earnings at a more beneficial rate under the American Jobs Creations Act of 2004. The effective income tax rates are generally less than the U.S. federal statutory tax rate primarily due to the enhanced structure of foreign subsidiaries, which could also continue to impact future fiscal years, as well as the impact of the FER provision of the American Jobs Creation Act of 2004 noted above.

        Net Income.    After income taxes, the Company's net income for fiscal 2006 as compared to fiscal 2005, and the respective basic and diluted earnings per share, are as follows:

	September 30,
	2006	2005	$ Change
Net income	$111,785	$78,137	$33,648

Percentage of net sales	5.9%	4.5%
Net income per share:
Basic	$1.66	$1.16
Diluted	$1.62	$1.13

Fiscal Year Ended September 30, 2005 ("fiscal 2005") Compared to Fiscal Year Ended September 30, 2004 ("fiscal 2004")

        Net Sales.    Net sales by segment for fiscal 2005 as compared to fiscal 2004 are as follows:

	Fiscal year ended September 30,
				% Change
	2005	2004	$ Change
Wholesale / US Nutrition	$747,234	$734,293	$12,941	1.8%
North American Retail / Vitamin World	224,008	216,431	7,577	3.5%
European Retail / Holland & Barrett / GNC (UK)	566,140	495,808	70,332	14.2%
Direct Response / Puritan's Pride	199,805	205,499	(5,694)	-2.8%

Total	$1,737,187	$1,652,031	$85,156	5.2%

  Wholesale / US Nutrition

        Net sales for the Wholesale / US Nutrition segment, which markets certain brands including Nature's Bounty, Met-Rx, Sundown and Solgar, increased primarily due to sales from Solgar, which was acquired on August 1, 2005. Net sales for Solgar from the date of acquisition through September 30, 2005 were $17,464. The remaining US Nutrition brands maintained their market share in a declining market through aggressive advertising and promotions. The Company adjusted shelf space allocation between the US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts helped to maintain US Nutrition's position in the mass market. Product returns resulted in a reduction to net sales of $45,444 in fiscal 2005 as compared to $42,041 in fiscal 2004, a portion of which was associated with the decline for low carb related products, with the remaining due to reallocations of the US Nutrition brands, as well as other normal business operations. US Nutrition continues to leverage valuable consumer sales information obtained from the Company's Vitamin World retail stores and Puritan's Pride direct-response/e-commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales. In fiscal 2005, two customers of the Wholesale / US Nutrition segment represented, individually, more than 10% of the Wholesale / US Nutrition segment's net sales. One of these customers is primarily a supplier to the other customer; therefore, changes in the Company's business relationship with either customer would likely result in the loss of most of the net sales to both customers. In fiscal 2004, one customer of the Wholesale / US Nutrition segment represented, individually, more than 10% of the Wholesale / US Nutrition segment's net sales. While no one customer represented individually more than 10% of the Company's consolidated net sales in fiscal 2005 or fiscal 2004, the loss of either one of these customers would have a material adverse effect on the Wholesale / US Nutrition segment if the Company is unable to replace such customer(s).

  North American Retail

        North American Retail net sales increased primarily due to sales from Le Naturiste ($9,089), which was acquired on February 25, 2005 (fiscal 2005), and 21 new Vitamin World retail store openings ($2,694). The number of customers in the Savings Passport Program, a customer loyalty program, increased approximately 1.0 million to 5.9 million customers at eth end of fiscal 2005, as compared to 4.9 million customers at the end of fiscal 2004. U.S. Retail same store sales for stores open more than one year decreased 2.7% (or $5,341) reflecting the continued difficult specialty retail environment. As US Nutrition introduces more new products directly to the mass market, the specialty retail channel's ability to capitalize on market trends and new products is restricted which has affected Vitamin World. The Company expects this trend to continue in the near future. During fiscal 2005, Vitamin World opened 21 new stores, closed 36 stores and at the end of the period operated 542 stores. The Company operated 557 Vitamin World stores in the U.S. as of September 30, 2004. On February 25, 2005, the Company acquired Le Naturiste, a chain of 103 retail stores located throughout Quebec. Le Naturiste is an Eastern Canadian-based company in the business of developing, packaging, marketing and retailing an in-house range of privately-labeled health and natural products. At September 30, 2005, the Le Naturiste chain operated 97 company-owned stores and 4 franchised stores.

  European Retail / Holland & Barrett / GNC (UK)

        European Retail net sales increases were directly attributable to an increase in same store sales for stores open more than one year of 10.9% (or $53,136). These European Retail net sales results include the positive effect of the exchange rate for the British Pound ($15,332 or 3.1%). In local currency, the increase in same store sales for stores open more than one year was 7.8%. The European Retail division continues to leverage its premier status, high street locations and brand awareness to achieve these results. During fiscal 2005, the Company's European Retail division opened 16 new stores and closed 6 stores and at the end of the period 612 stores in the U.K., Ireland and the Netherlands were in operation. At September 30, 2004, 602 stores in the U.K., Ireland and the Netherlands were in operation.

  Direct Response / Puritan's Pride

        Direct Response / Puritan's Pride net sales decreased as a result of the stagnant market for nutritional supplements, negative publicity surrounding Vitamin E and Puritan's Pride's substantial reduction in pricing. The Company adopted this aggressive pricing strategy to maintain its customer base and to put pressure on competition. Internet orders increased as compared to the prior like period. On-line net sales comprised 28% of this segment's net sales and increased 19.4% in the fiscal year ended September 30, 2005 as compared to the prior comparable period. The Company remains the leader in the direct response and e-commerce sector and continues to increase the number of products available via its catalog and websites.

        Cost of Sales.    Cost of sales for fiscal 2005 as compared to fiscal 2004 is as follows:

	Fiscal year ended September 30, 2005		Fiscal year ended September 30, 2004
	$	% of net sales	$	% of net sales
Net sales	$1,737,187	100.0%	$1,652,031	100.0%
Cost of sales	895,644	51.6%	822,412	49.7%

Gross profit	$841,543	48.4%	$829,619	50.3%

        Gross profit as a percentage of net sales by segment for fiscal 2005 as compared to fiscal 2004 is as follows:

	September 30,
			% Change
	2005	2004
Wholesale / US Nutrition	34%	36%	-2%
North American Retail / Vitamin World	55%	59%	-4%
European Retail / Holland & Barrett / GNC (UK)	62%	62%	0%
Direct Response / Puritan's Pride	57%	62%	-5%

Total	48%	50%	-2%

        The Wholesale / US Nutrition segment's gross profit as a percentage of net sales for fiscal 2005 decreased as compared to fiscal 2004. During fiscal 2005, there were $45,444 in product returns as compared to $42,041 in product returns during fiscal 2004. A portion of product returns were associated with the contraction in the low carb product market, with the remaining due to reallocations of the US Nutrition brands (certain non-performing Rexall brands were replaced with faster selling Nature's Bounty brand products), as well as returns in the normal course of business. The gross profit was also affected by changes in product mix and an increase in sales incentives and promotion costs, which are recorded as reductions to gross sales. The North American Retail gross profit decreased primarily due to heavy discounts offered in order to maintain market share. The European Retail gross profit remained consistent with the prior comparable period. Direct Response / Puritan's Pride gross profit decreased primarily due to aggressive pricing strategy and promotions.

        Advertising, Promotion and Catalog.    Total advertising, promotion and catalog expenses for fiscal 2005 and fiscal 2004 are as follows:

	Fiscal year ended September 30,
				% Change
	2005	2004	$ Change
Advertising, promotions, catalogs	$96,645	$71,318	$25,327	35.5%
Catalog printing and mailing	11,360	13,920	(2,560)	-18.4%

Total	$108,005	$85,238	$22,767	26.7%

Percentage of net sales	6.2%	5.2%

        Of the total $22,767 increase, $25,327 was attributable to the increase in promotions for products, mainly via television, magazines, newspapers and mailing programs, partially offset by a decrease of $2,560 in catalog printing costs.

        Total advertising, promotion and catalog expenses by segment for fiscal 2005 as compared to fiscal 2004 are as follows:

	Fiscal year ended September 30,
				% Change
	2005	2004	$ Change
Wholesale / US Nutrition	$76,086	$48,343	$27,743	57.4%
North American Retail / Vitamin World	7,920	8,580	(660)	-7.7%
European Retail / Holland & Barrett / GNC (UK)	7,148	8,806	(1,658)	-18.8%
Direct Response / Puritan's Pride	16,526	19,240	(2,714)	-14.1%
Corporate	325	269	56	20.8%

Total	$108,005	$85,238	$22,767	26.7%

Percentage of net sales	6.2%	5.2%

        The Wholesale / US Nutrition segment's advertising expenses increased primarily due to advertising expenses incurred related to the following brands: Osteo-Bi-Flex®, WORLDWIDE Sport Nutrition®, Sundown® and Flex-a-min®. The Company undertook this initiative to build brand awareness and to retain market share in a difficult environment. The Wholesale / US Nutrition segment's increase was partially offset by decreases in advertising expenses attributable to the Company's other segments. Investments in advertising and sales promotions are part of the Company's strategic effort to increase market share and long-term growth.

        Selling, General and Administrative.    Selling, general and administrative expenses for fiscal 2005 as compared to fiscal 2004 are as follows:

	Fiscal year ended September 30,
				% Change
	2005	2004	$ Change
Wholesale / US Nutrition	$108,987	$105,266	$3,721	3.5%
North American Retail / Vitamin World	133,526	119,790	13,736	11.5%
European Retail / Holland & Barrett / GNC (UK)	194,242	179,065	15,177	8.5%
Direct Response / Puritan's Pride	44,052	42,836	1,216	2.8%
Corporate	107,359	107,881	(522)	-0.5%

Total	$588,166	$554,838	$33,328	6.0%

Percentage of net sales	33.9%	33.6%

        The European Retail's selling, general and administrative expenses increase of $15,177 includes $5,640 attributable to foreign exchange.

        Selling, general and administrative expenses by type for fiscal 2005 as compared to fiscal 2004 are as follows:

	Fiscal year ended September 30,
				% Change
	2005	2004	$ Change
Payroll and fringes	$244,232	$225,146	$19,086	8.5%
Rent	115,442	105,531	9,911	9.4%
Real estate taxes	21,209	18,189	3,020	16.6%
Insurance	26,156	24,199	1,957	8.1%
Freight	47,696	45,199	2,497	5.5%
Impairments of long-lived assets	3,518	2,603	915	35.2%
Impairment charge on building held for sale	1,908	—	1,908	100.0%
Gain on sale of business assets	(1,999)	—	(1,999)	100.0%
Other	130,004	133,971	(3,967)	-3.0%

Total	$588,166	$554,838	$33,328	6.0%

        The total increase of $33,328 in selling, general and administrative expenses is attributable to the following: Payroll costs increased mainly due to recent business acquisitions and general salary increases; rent and real estate taxes expense increased mainly associated with additional North American Retail and European Retail stores, as well as newly leased facilities; insurance costs increased mainly associated with an increase in general insurance rates; freight costs increased mainly resulting from the increased wholesale sales; and impairment charges (i) for the write-down of long lived assets held and used in the Company's North American Retail locations (Vitamin World operations), and (ii) on the building held for sale resulting from the sale of the Rexall corporate building. These increases were partially offset by a gain on the sale of business assets as a result of the Company selling certain business assets of FSC, a Manchester, U.K. based wholesale operation which sold products to health food stores and pharmacies.

        Goodwill impairment.    During fiscal 2005, the Company recorded a goodwill impairment charge of $7,686 for the North American Retail operations (Vitamin World operations). Impairment indicators are discussed in Note 7 of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report.

        Interest Expense.    The major components of interest expense are interest on the outstanding Senior Subordinated Notes, and interest on amounts outstanding under the CGA used for acquisitions, capital expenditures and other working capital needs. Interest expense for fiscal 2005 as compared to fiscal 2004 is as follows:

	Fiscal year ended September 30,
	2005	2004	$ Change
Interest expense	$26,475	$24,663	$1,812

Percentage of net sales	1.5%	1.5%

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

        Miscellaneous, net.    Miscellaneous, net for fiscal 2005 as compared to fiscal 2004 is as follows:

	Fiscal year ended September 30,
	2005	2004	$ Change
Miscellaneous, net	$8,051	$4,125	$3,926

Percentage of net sales	0.5%	0.2%

        Miscellaneous, net increased in fiscal 2005 as compared to fiscal 2004 as follows::

	Fiscal year ended September 30,
	2005	2004	$ Change
Foreign exchange transaction gain	$4,286	$1,253	$3,033
Investment income	1,935	1,298	637
Rental income	991	1,248	(257)
Other	839	326	513

Total	$8,051	$4,125	$3,926

        Income Taxes.    Income tax expense for fiscal 2005 as compared to fiscal 2004, and the respective effective income tax rates, is as follows:

	Fiscal year ended September 30,
	2005	2004	$ Change
Provision for income taxes	$41,125	$57,156	$(16,031)

Effective income tax rate	34.5%	33.8%

        The Company's income tax expense is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business, and the Company's ability to utilize state tax credits that expire primarily between 2013 and 2016.

Therefore, the Company's overall effective income tax rate could vary as a result of these factors. No income tax benefit was attributed to the goodwill impairment charge of $7,686. This charge impacted the effective income tax rate for fiscal 2005 by 2.1%. Excluding the effect of the goodwill impairment charge for fiscal 2005, the effective income tax rates are generally less than the U.S. federal statutory tax rate primarily due to the enhanced tax structure of foreign subsidiaries which could also continue to impact future fiscal years.

        In October 2004, the American Jobs Creation Act of 2004 (Act) became effective in the U.S. Two provisions of the Act may impact the Company's provision for income taxes in future periods, namely those related to the Qualified Production Activities Deduction (QPA) and Foreign Earnings Repatriation (FER). The QPA will be effective for the Company's U.S. federal tax return year beginning after September 30, 2005. Due to the interaction of the law's provisions as well as the particulars of the Company's tax position, the ultimate effect of the QPA on the Company's future provision for income taxes is not deemed to be significant. The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. The Company has completed its evaluation of the application of the FER provision and determined that it will realize a benefit by repatriating funds in accordance with the FER provision. As such, the Company developed a Domestic Reinvestment Plan to reinvest the repatriated funds in the U.S. in qualifying activities, pursuant to the terms of the FER provision and subsequent guidance issued by the IRS. This plan calls for the repatriation of up to $100 million during the fiscal year ending September 30, 2006. A portion of the repatriation includes foreign earnings related to the fiscal year ended September 30, 2005 and to earlier fiscal years. The Company recorded a net benefit of $884 on the unremitted earnings from the fiscal year ended September 30, 2005 and earlier fiscal years as a result of the FER provision. The majority of the repatriation is expected to come from projected foreign earnings for the fiscal year ending September 30, 2006. It is impractical to calculate the exact amount of earnings and exact tax impact that the Company may realize from the repatriation of 2006 earnings. As such, no incremental tax impact has been recorded in fiscal 2005 with respect to these earnings.

        Net Income.    After income taxes, the Company's net income for fiscal 2005 as compared to fiscal 2004, and the respective basic and diluted earnings per share, is as follows:

	September 30,
	2005	2004	$ Change
Net income	$78,137	$111,849	$(33,712)

Percentage of net sales	4.5%	6.8%
Net income per share:
Basic	$1.16	$1.67
Diluted	$1.13	$1.62

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

Off-Balance Sheet Arrangements

        The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, except for the financing commitments previously discussed.

Indemnification of Officers and Directors

        The Company is incorporated under the laws of Delaware. Section 145(a) of the Delaware General Corporation Law (the "DGCL") provides that a corporation may indemnify officers and directors of the corporation against expenses incurred by them if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceedings, if they had no reasonable cause to believe that their conduct was unlawful.

        As permitted by the DGCL, the Company has provided in its certificate of incorporation for the indemnification to the full extent permitted by Section 145 of the DGCL of the persons whom may be indemnified pursuant thereto. Further, the Company has provided in its certificate of incorporation that a director of the corporation shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omission not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the DGCL, or (iv) for any transaction from which the director derived an improper personal benefit.

Liquidity and Capital Resources

        At September 30, 2006 the Company's primary sources of liquidity and capital resources are cash generated from operations and a $125,000 Revolving Credit Facility maintained by the Company under its Credit & Guarantee Agreement ("CGA"). On November 3, 2006, the Company entered into a Revolving Credit Agreement (the "Credit Agreement") which provides for revolving credit loans in the aggregate principal amount of up to $325,000 to be used for (a) the repayment of all obligations outstanding under the Company's prior credit agreement (which consisted solely of commitment fees since the Company had previously repaid all amounts borrowed under the prior credit agreement), (b) working capital and other general corporate purposes, and (c) acquisitions. In connection with the Credit Agreement, the Company's prior CGA was terminated. See below for further discussion regarding the Company's CGA during fiscal 2006. The Company's principal uses of cash have been for working capital purposes, facility expansions, acquisitions, capital expenditures and debt service requirements. The Company anticipates these uses will continue to be its principal uses of cash in the future.

        The following table sets forth, for the years indicated, the Company's period-end cash and cash equivalents, cash and cash equivalents held by its foreign subsidiaries, working capital and other operating measures:

	Fiscal year ended September 30,
	2006	2005	2004
Cash and cash equivalents at year end	$89,805	$67,282	$21,751
Cash and cash equivalents held by foreign subsidiaries	$20,454	$36,369	$15,491
Working capital	$391,713	$475,728	$359,847
Working capital (decrease) increase	$(84,015)	$115,881	$47,982
Inventory turnover	2.54	2.22	2.39
Days sales outstanding in accounts receivable	38	43	45

        The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. Cash and cash equivalents held by the Company's foreign subsidiaries are subject to U.S. income taxation on repatriation to the U.S. The Company currently repatriates all earnings from its foreign subsidiaries where permitted under local law.

        The decrease in working capital for fiscal 2006 was primarily due to decreases in current assets including investments, inventories, and prepaid and other current assets offset partially by an increase in accounts receivable, and a decrease in the current portion of long-term debt. The decline in investments is attributable to the Company liquidating and utilizing all of its investment in auction rate securities of $39,900 to fund a portion of the remaining amounts due under the 8 5/8% Notes redemption. On October 24, 2005, the Company redeemed the remaining $75,542 aggregate principal amount of the 8 5/8% Notes outstanding. The significant decline in inventory reflects the Company's ongoing efforts to lower inventories while assuring its customers uninterrupted supply of product. The annualized inventory turnover rate was approximately 2.54 times during the fiscal year ended September 30, 2006, compared with 2.22 times during the prior comparable period. This increase is primarily due to the decreased inventory levels as compared to the prior comparable period. Prepaid and other current assets decreased primarily due to the normal amortization of prepaid insurance costs (annual policies renew each year in July). Accounts receivable increased due to increased sales in the turnover period as well as a decrease in sales related allowances. The annualized number of average days sales outstanding (on wholesale net sales and net accounts receivable plus allowance for doubtful accounts) at September 30, 2006, was 38 days, compared with 43 days at September 30, 2005. This decrease in days sales outstanding related to improved collection efforts and integration of acquisitions. The decline in the current portion of long-term debt primarily reflects the payment on October 24, 2005 whereby the Company redeemed the remaining $75,542 aggregate principal amount of the 8 5/8% Notes outstanding, as well as accelerated term loan debt repayments on Term Loan A and C in full during fiscal 2006.

        The following table sets forth, for the years indicated, the Company's net cash flows provided by (used in) operating, investing and financing activities:

	Fiscal year ended September 30,
	2006	2005	2004
Cash flow provided by operating activities	$312,963	$85,848	$119,936
Cash flow provided by (used in) investing activities	$7,385	$(250,541)	$(37,477)
Cash flow (used in) provided by financing activities	$(299,430)	$210,333	$(115,719)

        The overall increase in cash provided by operating activities during fiscal 2006 was mainly attributable to increased net income, changes in operating assets and liabilities discussed above and non-cash charges.

        The following table sets forth, for the years indicated, cash provided by (used in) investing activities:

	Fiscal year ended September 30,
	2006	2005	2004
Purchase of property, plant and equipment	$(35,308)	$(71,516)	$(42,700)
Proceeds from sale of property, plant and equipment	1,426	298	1,065
Proceeds from sale of property, plant and equipment held for sale	—	9,950	—
Proceeds from sale of business assets	—	5,766	—
Proceeds from sale / (purchase) of available-for-sale marketable securities	39,900	(39,900)	—
Cash paid for acquisitions, net of cash acquired	—	(131,397)	—
Purchase price adjustments and settlements, net	1,845	(8,236)	—
Purchase of intangible assets	(478)	(533)	—
Purchase of industrial revenue bonds	—	(14,973)	—
Proceeds from sale of bond investment	—	—	4,158

Net cash provided by (used in) investing activities	$7,385	$(250,541)	$(37,477)

        Fiscal 2006 cash flows provided by investing activities consisted primarily of proceeds from the sale of auction rate securities, cash received from the seller in connection with the Solgar acquisition final net asset calculation and proceeds from the sale of property, plant and equipment, offset by the purchase of property, plant and equipment (of which approximately $8,801 was attributable to the expansion of the soft-gel facility and $7,692 was attributable to a new manufacturing facility currently being constructed in Augusta, Georgia). During fiscal 2004, the Company began a $21,000 expansion of its soft-gel facility in Bayport, New York, which was completed in February 2006. As a result of this expansion, the Bayport facility is now able to produce approximately 8.3 billion tablets, capsules and soft-gels per year.

        Fiscal 2005 cash used in investing activities consisted primarily of the purchase of property, plant and equipment (of which $19,624 was attributable to a new distribution facility in Hazleton, PA and $14,973 was attributable to a new manufacturing facility under construction in Augusta, Georgia), cash paid for acquisitions (Le Naturiste, SISU and Solgar), net of cash acquired, the purchase of auction rate securities, the purchase of industrial revenue bonds, cash paid in connection with the Rexall acquisition dispute settlement, offset by proceeds from the sale of property, plant and equipment held for sale (mainly due to the sale of the Rexall building), proceeds from the sale of certain business assets of FSC, a Manchester, U.K. based wholesale operation which sold products to health food stores and pharmacies and the cash settlement received from the GNC (UK) purchase price dispute.

        Fiscal 2004 cash used in investing activities consisted primarily of purchases of property, plant and equipment, partially offset by proceeds from the sale of property, plant and equipment and proceeds from the sale of investment in bonds.

        The following table sets forth, for the years indicated, cash (used in) provided by financing activities:

	Fiscal year ended September 30,
	2006	2005	2004
Long-term debt agreements and capital leases:
Principal payments	$(312,107)	$(138,544)	$(117,100)
Proceeds from borrowings	—	132,950	—
Proceeds from short-term borrowings	18,204	—	—
Proceeds from sale-leaseback	—	14,973	—
Revolving Credit Facility:
Principal payments	(11,000)	(20,000)	—
Proceeds from borrowings	5,000	26,000	—
Proceeds from settlement of interest rate swap	353	—	—
Payments for financing fees	—	—	(500)
Bond issuance costs	—	(3,329)	—
Excess income tax benefit from exercise of stock options	15	—	—
Proceeds from stock options exercised	105	225	1,881
Proceeds from bond offering, net of discount	—	198,234	—
Purchase of treasury stock	—	(176)	—

Net cash (used in) provided by financing activities	$(299,430)	$210,333	$(115,719)

        Fiscal 2006 cash flows used in financing activities related to principal payments under long-term debt agreements (payments primarily related to the final redemption of the 8 5/8% notes of $75,542, the partial early extinguishment of the 7 1/8% Notes of $9,575, principal payments of $75,419 and $138,163 against Term Loan A and Term Loan C, respectively, and the pay down of the Company's variable rate mortgage of $12,878) and net payments under the Revolving Credit Facility, offset by proceeds from short-term borrowings under its multi-currency loan agreement, proceeds from borrowings under the Revolving Credit Facility, proceeds from settlement of an interest rate swap, and the proceeds and related tax benefit from the exercise of stock options.

        Fiscal 2005 net cash flows provided by financing activities included proceeds from the Company's bond offering, net of discount, proceeds from sale-leaseback, proceeds from borrowings under long-term debt agreements, net proceeds from borrowing under the Revolving Credit Facility and the exercise of stock options, offset by principal payments under long-term debt agreements, payments related to bond issuance costs and the purchase of treasury stock.

        Fiscal 2004 net cash flows used in financing activities included principal payments under long-term debt agreements and payments related to financing fees, partially offset by proceeds from the exercise of stock options.

        On August 13, 2006, the Company entered into a purchase agreement to acquire 100% of the stock of Zila Nutraceuticals, Inc. ("ZNI"), a division of Zila, Inc. ("Zila"), for $37,500 in cash and up to a $3,000 contingent cash payment which is based upon the EBITDA performance of ZNI during the one-year period following the closing. The $37,500 purchase price includes an estimated $6,800 of working capital and is subject to a post-closing adjustment based on the final ZNI working capital at closing. ZNI manufactures and markets Ester-C®, which is known throughout multiple markets including health food stores and mass market retailers. This acquisition represents an opportunity for the Company to enhance its presence in key markets. ZNI had $18,000 in net revenue for the nine months ended April 30, 2006. On September 27, 2006, Zila shareholders approved this transaction and on October 2, 2006, the Company completed this acquisition. The $37,500 purchase price was paid by the Company out of cash on hand.

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

Debt Agreements:

        At September 30, 2006, the Company maintained Senior Secured Credit Facilities under its Credit and Guarantee Agreement ("CGA") consisting of a $125,000 Revolving Credit Facility, which had no borrowings outstanding, and a Term Loan A and Term Loan C, which were fully repaid as of September 30, 2006. The Revolving Credit Facility was scheduled to mature in July 2008, however, on November 3, 2006, the Company entered into a Revolving Credit Agreement (the "Credit Agreement") which provides for revolving credit loans in the aggregate principal amount of up to $325,000 to be used for (a) the repayment of all obligations outstanding under the Company's prior credit agreement (which consisted solely of commitment fees since the Company had previously repaid all amounts borrowed under the prior credit agreement), (b) working capital and other general corporate purposes, and (c) acquisitions. In connection with the Credit Agreement, the Company's prior CGA was terminated.

        Interest rates charged on borrowings under the CGA can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. At September 30, 2006 there were no borrowings outstanding under the CGA.

        In September 2005, the Company issued 10-year 7 1/8% Senior Subordinated Notes due 2015 in the aggregate principal amount of $200,000 (the "7 1/8% Notes"). The 7 1/8% Notes are uncollaterized and subordinated in right of payment for all existing and future indebtedness of the Company. The 7 1/8% Notes are subject to redemption, at the option of the Company, in whole or in part, at any time on or after October 1, 2010, and prior to maturity at certain fixed redemption prices plus accrued interest. In addition, on or prior to October 1, 2008, the Company may redeem in the aggregate up to 35% of the 7 1/8% Notes with the net cash proceeds received by the Company from certain types of equity offerings, at a redemption value equal to 107.125% of the principal amount plus accrued interest, provided that at least 65% of the aggregate principal amount of notes remain outstanding immediately after any such redemption. The notes do not have any sinking fund requirements. Interest is paid semi-annually on every April 1st and October 1st at the rate of 7 1/8% per annum.

        In March 2006, the Company purchased, on the open market, $10,000 face value of the 7 1/8% Notes for $9,575. The Company recorded a gain on extinguishment of debt of $425 and wrote-off $264 of the related unamortized deferred financing fees for the fiscal year ended September 30, 2006 as a result of this transaction. Interest payments relating to such debt approximates $13,538 per annum, after the recent extinguishment of $10,000 face value of these notes.

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

        On August 31, 2005, the Company entered into a variable rate mortgage with JP Morgan Chase Bank ("variable rate mortgage") for a loan in the amount of $12,950 which was payable in monthly principal installments of $72 plus interest at LIBOR plus 1.5%. The mortgage was scheduled to mature on August 31, 2015, however, the entire outstanding balance was repaid in full during the fiscal quarter ended June 30, 2006. On August 31, 2005, the Company entered into an interest rate swap agreement ("SWAP") to receive-variable (LIBOR), pay-fixed (4.71%) interest which effectively converted the $12,950 mortgage to fixed rate debt. The Company recorded the fair value change in the value of the SWAP through Other Comprehensive Income ("OCI"), net of tax. In fiscal 2006, the SWAP was extinguished and the Company realized a gain of $353.

        Virtually all of the Company's assets are collateralized under the CGA. Under the CGA, the Company is obligated to maintain various financial ratios and covenants must be met, including, but not limited to, a minimum consolidated interest coverage ratio and a maximum leverage ratio. The specific covenants and related definitions can be found in the CGA, which has been previously filed with the Securities and Exchange Commission. Adjusted EBITDA, which is a factor utilized in calculating covenant ratios, is defined as net income, excluding the aggregate amount of all non-cash losses reducing net income (excluding any non-cash losses that results in an accrual of a reserve for cash charges in any future period and the reversal thereof), plus interest, taxes, depreciation and amortization. The Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which varies between .25% and .50% per annum, depending on the Company's ratio of consolidated indebtedness to consolidated Adjusted EBITDA, on any unused portion of the revolving credit facility.

        On November 3, 2006, the Company entered into a Revolving Credit Agreement (the "Credit Agreement") with JP Morgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Bank of America, N.A., BNP Paribas, Citibank, N.A., and HSBC Bank USA, National Association, as Co-Syndication Agents. The Credit Agreement provides for revolving credit loans in the aggregate principal amount of up to $325,000 to be used for (a) the repayment of all obligations outstanding under the Company's prior credit agreement (which consisted solely of commitment fees since the Company had previously repaid all amounts borrowed under the prior credit agreement), (b) working capital and other general corporate purposes, and (c) acquisitions. In connection with the Credit Agreement, the Company's prior credit agreement was terminated. The terms and requirements of the Credit Agreement are substantially the same as the CGA. The Company's obligations under the Credit Agreement are secured by substantially all of its assets and are guaranteed by certain subsidiaries of NBTY, in each case to the extent set forth in the Guarantee and Collateral Agreement (the "Guarantee") that was entered into on November 3, 2006. The Company is required to pay a commitment fee, which varies between .20% and .375% per annum, depending on the Company's ratio of consolidated indebtedness to consolidated Adjusted EBITDA, on any unused portion of the revolving credit facility.

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

        SINCE ADJUSTED EBITDA IS NOT A MEASURE OF PERFORMANCE CALCULATED IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP"), IT SHOULD NOT BE CONSIDERED IN ISOLATION OF, OR AS A SUBSTITUTE FOR OR SUPERIOR TO, OTHER MEASURES OF FINANCIAL PERFORMANCE PREPARED IN ACCORDANCE WITH GAAP, SUCH AS OPERATING INCOME, NET INCOME AND CASH FLOWS FROM OPERATING ACTIVITIES. IN ADDITION, THE COMPANY'S DEFINITION OF ADJUSTED EBITDA IS NOT NECESSARILY COMPARABLE TO SIMILARLY TITLED MEASURES REPORTED BY OTHER COMPANIES.

        A summary of contractual cash obligations as of September 30, 2006 is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt, excluding interest	$209,705	$18,660	$1,567	$1,035	$188,443
Interest	122,603	13,997	27,313	27,143	54,150
Operating leases	565,671	90,891	157,740	112,126	204,914
Purchase commitments	78,932	78,932
Capital commitments	1,487	1,487
Employment and consulting agreements	3,355	3,242	113

Total contractual cash obligations	$981,753	$207,209	$186,733	$140,304	$447,507

        The Company conducts retail operations under operating leases, which expire at various dates through the year 2031. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year at September 30, 2006 are noted in the above table.

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

        The Company was committed to make future purchases primarily for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $78,932 at September 30, 2006. During fiscal 2006, no one supplier individually represented greater than 10% of the Company's raw material purchases. The Company does not believe that the loss of any single supplier would have a material adverse effect on the Company's consolidated financial condition or results of operations.

        The Company had approximately $1,487 in open capital commitments at September 30, 2006, primarily related to manufacturing equipment as well as to computer hardware and software.

        The Company has employment agreements with two of its executive officers. The agreements, initially entered into in October 2002, each have a term of 5 years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and changes in control of the Company. The annual commitment for salaries to these two officers as of September 30, 2006 was approximately $1,300. In addition, five members of Holland & Barrett's senior executive staff have service contracts terminable by the Company upon twelve months notice. The annual aggregate commitment for such H&B executive staff as of September 30, 2006 was approximately $1,497.

        The Company maintains a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, a director of the Company. The consulting fee (which is paid monthly) is fixed by the Board of Directors of the Company, provided that in no event will the consulting fee be at a rate lower than $450 per year. In addition, Mr. Arthur Rudolph receives certain fringe benefits accorded to executives of the Company.

        The Company has grown through acquisitions, and expects to continue seeking to acquire entities in similar or complementary businesses. Such acquisitions are likely to require the incurrence and/or assumption of indebtedness and/or obligations, the issuance of equity securities or some combination thereof. In addition, the Company may from time to time determine to sell or otherwise dispose of certain of its existing assets or businesses. The Company cannot predict if any such transactions will be consummated, nor the terms or forms of consideration which might be required in any such transactions.

Related Party Transactions

        The Company has had, and in the future may continue to have, business transactions with individuals and firms affiliated with certain of the Company's directors and officers. Each such transaction has been in the ordinary course of the Company's business.

        During the fiscal 2006, the following transactions occurred:

  A.
  Gail Radvin, Inc., a corporation wholly-owned by Gail Radvin, received sales commissions from the Company totaling $677. Gail Radvin is the sister of Arthur Rudolph (a director of the Company) and the aunt of Scott Rudolph (Chairman and Chief Executive Officer).

  B.
  The Company paid $450 to Rudolph Management Associates, Inc., pursuant to the Consulting Agreement between the Company and Rudolph Management Associates, Inc. Mr. Arthur Rudolph, a director of the Company and father of Scott Rudolph (Chairman and Chief Executive Officer), is the President of Rudolph Management Associates, Inc. In addition, Mr. Arthur Rudolph received certain fringe benefits accorded to executives of the Company.

  C.
  In addition to matters set forth in A. above, certain members of the immediate families (as defined in Rule 404 of Regulation S-K) of Arthur Rudolph, Scott Rudolph and Michael Slade (each a director of the Company) are employed by the Company. During fiscal 2006, these immediate family members received aggregate compensation and fringes from the Company totaling approximately $1,119 for services rendered by them as employees of the Company.

Inflation

        Inflation affects the cost of raw materials, goods and services used by the Company. In recent years, inflation has been modest. However, high oil costs can affect the cost of all raw materials and components. The competitive environment somewhat limits the ability of the Company to recover higher costs resulting from inflation by raising prices. Although the Company cannot precisely determine the effects of inflation on its business, it is management's belief that the effects on revenues and operating results have not been significant. The Company seeks to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. The Company does not believe that inflation has had a material impact on its results of operations for the periods presented, except with respect to payroll-related costs and other costs arising from or related to government imposed regulations.

Financial Covenants and Credit Rating

        The Company's credit arrangements impose certain restrictions on the Company regarding capital expenditures and limit the Company's ability to: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. The Company is in compliance with all covenants under its credit arrangements at September 30, 2006.

        At September 30, 2006, credit ratings were as follows:

Credit Rating Agency	7 1/8 Notes	CGA	Overall
Standard and Poors	B+	BB	BB
Moody's	B1	Ba2	—

New Accounting Developments

  Accounting pronouncements—newly issued:

        In September 2006, the Securities Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements or (ii) recording the cumulative effect as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. The Company is required to adopt this statement starting in its fiscal 2007 reporting period and does not anticipate that the adoption will have a significant impact on its consolidated financial position or results of operations.

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. This statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company will adopt SFAS 157 on October 1, 2008. The Company is currently evaluating the impact of adopting this standard in its consolidated financial statements and related disclosures.

        The FASB ratified the consensuses reached in Emerging Issues Task Force ("EITF" or, the "Task Force") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-3"). The Task Force reached a consensus that the scope of the Issue includes any tax assessed by a governmental authority that is both imposed on and current with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The scope of this Issue excludes tax schemes that are based on gross receipts and taxes that are imposed during the inventory procurement process. The presentation of taxes within the scope of this Issue on either a gross or a net basis is an accounting policy decision that should be disclosed under Accounting Principles Board ("APB") Opinion No. 22, "Disclosure of Accounting Policies." Furthermore, for taxes reported on a gross basis, a company should disclose the aggregate amount of those taxes in interim and annual financial statements for each period for which an income statement is presented if that amount is significant. The disclosures required under this consensus should be applied retrospectively to interim and annual financial statements for all periods presented, if those amounts are significant. The consensus in EITF 06-3 should be applied to interim and annual reporting periods beginning after December 15, 2006. The Company will adopt EITF 06-3 on January 1, 2007, the second fiscal quarter of the fiscal year ended September 30, 2007. The Company does not anticipate that the adoption will have a significant impact on its consolidated financial position or results of operations.

        In June 2006, the FASB issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in tax positions and requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 on October 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 in its consolidated financial statements.

        On November 10, 2005, the FASB issued FASB Staff Position ("FSP") No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" ("FSP 123(R)-3"). See "Stock-Based Compensation" discussion within Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report for further detail regarding FSP 123(R)-3.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." APB Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods' financial statements, unless it is impracticable to determine the period-specific effects of the change. The FASB identified the reason for the issuance of SFAS 154 to be part of a broader attempt to eliminate differences with the International Accounting Standards Board ("IASB"). The Statement is effective for fiscal years beginning after December 15, 2005. The

Company is required to adopt this statement starting in its fiscal 2007 reporting period. The Company does not anticipate that the adoption of SFAS 154 will have a significant impact on the Company's consolidated financial position or results of operations.

  Accounting pronouncements—adopted:

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company adopted SFAS 155 beginning October 1, 2006. The adoption did not have a material impact on the Company's consolidated financial position or results of operations.

        Effective October 1, 2005, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). See Note 16 of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report for further detail regarding the adoption of this standard.

        In October 2005, the FASB issued Staff Position FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" ("FSP 13-1"), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. The Company adopted FSP 13-1 beginning the second quarter of fiscal year 2006. The adoption did not have a significant effect on the Company's consolidated financial position or results of operations since the Company always expensed such costs.

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted FIN 47 beginning the first quarter of fiscal year 2006. The adoption did not have a material impact on the Company's consolidated financial position or results of operations.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" an amendment of Accounting Research Bulletin ("ARB") No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 beginning the first quarter of fiscal year 2006. The adoption did not have a material impact on the Company's consolidated financial position or results of operations.

        In October 2004, the American Jobs Creation Act of 2004 (the "Act") became effective in the United States. Two provisions of the Act have impacted the Company's effective tax rate. The Act contains a new provision that permits a Qualified Production Activities Deduction ("QPA") related to the Company's qualified manufacturing activity. The QPA deduction is available to the Company beginning with the current tax year. However, the interaction of the law's provisions as well as the particulars of the Company's tax position, resulted in the QPA deduction not having a significant impact for the fiscal year ending September 30, 2006.

        The Act also contains a provision related to Foreign Earnings Repatriation ("FER"). The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the United States. The Company has completed its evaluation of the application of the FER provision, which resulted in a significantly lower tax cost by repatriating foreign earnings in accordance with the FER provision. As such, the Company has developed a Domestic Reinvestment Plan to reinvest the repatriated foreign earnings in the U.S. in qualifying activities, pursuant to the terms of the FER provision and subsequent guidance issued by the IRS. During fiscal 2006, the Company repatriated $116,603 of foreign earnings pursuant to a domestic reinvestment plan authorized by the Company's Board of Directors. A portion of the repatriation includes foreign earnings related to the fiscal year ended September 30, 2005 and to earlier fiscal years. The Company estimated and recorded a net benefit of $884 on unremitted earnings from the fiscal year ended September 30, 2005 and earlier fiscal years. This benefit was recorded in the provision for income taxes for the fiscal year ended September 30, 2005.

        The majority of the repatriation comes from foreign earnings for the fiscal year ending September 30, 2006. As the Company has principally repatriated foreign earnings in prior years, it is essentially repatriating current year foreign earnings at a more beneficial rate under the American Jobs Creations Act of 2004. The Company recorded a benefit of $11,289 through its tax provision for the fiscal year ended September 30, 2006 relating to the FER provision.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is subject to currency fluctuations, primarily with respect to the British Pound, the Euro and the Canadian dollar, and interest rate risks that arise from normal business operations. The Company regularly assesses these risks. As of September 30, 2006, the Company had not entered into any significant hedging transactions.

        The Company has subsidiaries whose operations are denominated in foreign currencies (primarily the British Pound, the Euro and the Canadian dollar). The Company consolidates the earnings of its international subsidiaries by translating them into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). The statements of income of the Company's international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of the financial statements of foreign subsidiaries results in increased net sales, operating expenses and net income. Similarly, the Company's net sales, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.

        The U.S. dollar volume of net sales denominated in foreign currencies was approximately $651,105, or 34.6% of total net sales, for fiscal 2006. During fiscal 2006, the U.S. dollar weakened approximately 3.3% against the foreign currencies, mainly the British Pound, as compared to the prior comparable period, resulting in a decrease in net sales of approximately $18,918 and a decrease in operating income of approximately $4,807 for fiscal 2006. The related impact on basic and diluted earnings per share was a decrease of $0.04 for the same period. The Company estimates that a 10% change in the average foreign currencies exchange rates would have impacted the Company's operating income by approximately $14,626.

        To manage the potential loss arising from changing interest rates and its impact on long-term debt, the Company's policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments. Since the Company had no significant variable rate debt outstanding at September 30, 2006, management believes that a significant fluctuation in interest rates in the near future will not have a material impact on the Company's consolidated financial statements. With the exception of long-term debt (see Note 9—Long-Term Debt), the carrying value of the Company's financial instruments approximates fair value due to their short maturities and variable interest rates. The fair value of the 7 1/8% Senior Subordinated Notes at September 30, 2006, based on then quoted market prices, was $182,400.

        The Company is exposed to changes in interest rates on its floating rate Credit Agreement and fixed rate Notes. At September 30, 2006, based on a hypothetical 10% decrease in interest rates related to the Company's fixed rate Notes, the Company estimates that the fair value of its fixed rate debt would have increased by approximately $6,326. Conversely, based on a hypothetical 10% increase in interest rates related to the Company's fixed rate Notes at September 30, 2006, the Company estimates that the fair value of its fixed rate debt would have decreased by approximately $5,927. At September 30, 2006 the Company had no borrowings outstanding under its CGA. A hypothetical 10% change in interest rates would not have a material effect on the Company's consolidated pretax income or cash flow.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements, notes thereto, supplementary schedule, and the related independent auditors' reports contained on pages F-1 through F-3 to NBTY's consolidated financial statements, are herein incorporated:

  Reports of Independent Registered Accounting Firms.

  Consolidated Balance Sheets—As of September 30, 2006 and 2005.

  Consolidated Statements of Income—Fiscal years ended September 30, 2006, 2005 and 2004.

  Consolidated Statements of Stockholders' Equity and Comprehensive Income—Fiscal years ended September 30, 2006, 2005 and 2004.

  Consolidated Statements of Cash Flows—Fiscal years ended September 30, 2006, 2005 and 2004.

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

        For more information, see Part IV, Item 15, Exhibits, below.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

        Our Chief Executive Officer and Chief Financial Officer have concluded, based on their respective evaluations as of the end of the period covered by this Report, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective for recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, the information required to be disclosed in the reports we file under the Exchange Act.

        Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and Board of Directors; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-

Integrated Framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2006.

        Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2006 has been audited by PricewaterhouseCoopers, LLP, an independent accounting firm, as stated in their report which appears herein.

NBTY, Inc.
December 11, 2006

Item 9B.    OTHER INFORMATION

        None

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information about our directors may be found under the caption "Proposal 1. Election of Directors" of our Proxy Statement for the Annual Meeting of Stockholders, expected to be held February 9, 2007 (the "Proxy Statement"). That information is incorporated herein by reference.

        The information in the Proxy Statement under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers," "Audit Committee Financial Expert" and "Code of Ethics for Senior Financial Officers" is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

        The information in the Proxy Statement set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation of Directors" is incorporated herein by reference.

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

(a)(3)    Exhibits.    The following exhibits are filed as a part of this Report or incorporated by reference and will be furnished to any security holder upon request for such exhibit and payment of any reasonable expenses incurred by the Company. A security holder should send requests for any of the exhibits set forth below to NBTY, Inc., 90 Orville Drive, Bohemia, New York, 11716; Attention: General Counsel.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of NBTY, Inc.(1)
3.2	Amended and Restated By-Laws of NBTY, Inc.*
4.1	Indenture, dated as of September 23, 2005, among NBTY, Inc., the Guarantors (as defined therein), and The Bank of New York, as Trustee(2)
4.2	Registration Rights Agreement, dated as of September 23, 2005, among NBTY, Inc., the Guarantors (as defined therein) and J.P. Morgan Securities, Inc., Adams Harness, Inc., BNP Paribas Securities Corp., HSBC Securities (USA), Inc., and RBC Capital Markets Corporation(2)
10.1	Employment Agreement, effective October 1, 2002, by and between NBTY, Inc. and Scott Rudolph(3)
10.2	Employment Agreement, effective October 1, 2002, by and between NBTY, Inc. and Harvey Kamil(3)
10.3	Executive Consulting Agreement, effective January 1, 2002, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(3)
10.4	First Amendment to Executive Consulting Agreement, effective January 1, 2003, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(4)
10.5	Second Amendment to Executive Consulting Agreement, effective January 1, 2004, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(5)
10.6	Third Amendment to Executive Consulting Agreement, effective January 1, 2005, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(9)
10.7	Fourth Amendment to Executive Consulting Agreement, effective January 1, 2006, by and between NBTY, Inc., and Rudolph Management Associates, Inc.(10)
10.8	Fifth Amendment to Executive Consulting Agreement, effective January 1, 2007, by and between NBTY, Inc., and Rudolph Management Associates, Inc.*
10.9	NBTY, Inc. Retirement Savings and Employees' Stock Ownership Plan(1)
10.10	NBTY, Inc. Year 2000 Incentive Stock Option Plan(6)
10.11	NBTY, Inc. Year 2002 Stock Option Plan(7)
10.12	Revolving Credit Agreement, dated as of November 3, 2006, among NBTY, Inc., as Borrower, The Several Lenders from Time to Time Parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A., BNP Paribas, Citibank, N.A., and HSBC Bank USA, National Association, as Co-Syndication Agents.(8)
10.13	Guarantee and Collateral Agreement, by NBTY, Inc., the Guarantors party thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of November 3, 2006(9)

10.14	Facility Agreement, dated September 20, 2006 for Good 'N' Natural Limited with JPMorgan Chase Bank, N.A., London Branch*
10.15	Stock Purchase Agreement by and between NBTY, Inc. and ZILA Inc., dated as of August 13, 2006 (the "Zila Purchase Agreement")*
10.16	Amendment to Zila Purchase Agreement, dated as of September 28, 2006*
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges*
14.1	Code of Business Conduct and Ethics(1)
21.1	Subsidiaries of NBTY, Inc.*
23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm*
23.2	Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

(1)
Incorporated by reference to NBTY, Inc.'s Form 10-K for the fiscal year ended September 30, 2005 filed on December 22, 2005 (File #001-31788).

(2)
Incorporated by reference to NBTY, Inc.'s Form 8-K filed on September 27, 2005 (File #001-31788).

(3)
Incorporated by reference to NBTY, Inc.'s Form 10-K for the fiscal year ended September 30, 2002 filed on December 20, 2002 (File #0-10666).

(4)
Incorporated by reference to NBTY, Inc.'s Form 10-K for the fiscal year ended September 30, 2003 filed on December 16, 2003 (File #001-31788).

(5)
Incorporated by reference to NBTY, Inc.'s Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004 (File #001-31788).

(6)
Incorporated by reference to NBTY, Inc.'s Form S-8, filed on September 20, 2000 (File #333-46188).

(7)
Incorporated by reference to NBTY, Inc.'s Proxy Statement, dated March 25, 2002 (File #0-10666).

(8)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed on November 8, 2006 (File #001-31788).

(9)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed on May 9, 2005 (File #001-31788).

(10)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed on February 2, 2006 (File #001-31788).

(b)
The exhibits required by Item 601 of Regulation S-K to be filed as part of this Report or incorporated herein by reference are listed in Item 15(a)(3) above.

(c)
See Item 15(a)(2) of this Report.

NBTY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page Number
1. Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Financial Statements
Balance Sheets	F-4
Statements of Income	F-5
Statements of Stockholders' Equity and Comprehensive Income	F-6
Statements of Cash Flows	F-7
Notes to Financial Statements	F-9
2. Financial Statement Schedule
Schedule II	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NBTY, Inc.:

        We have completed an integrated audit of NBTY, Inc.'s 2006 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NBTY, Inc. and its subsidiaries at September 30, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended September 30, 2006 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in the Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
December 11, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
NBTY, Inc.
Bohemia, New York

        We have audited the accompanying consolidated balance sheet of NBTY, Inc. and subsidiaries (the "Company") as of September 30, 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in the Index to the consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NBTY, Inc. and subsidiaries as of September 30, 2005, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 22, 2005, not included herein, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Jericho, New York
December 22, 2005
(March 15, 2006 as to Note 20)

NBTY, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$89,805	$67,282
Investments	—	39,900
Accounts receivable, less allowance for doubtful accounts of $10,361 and $9,155 at September 30, 2006 and 2005, respectively	89,154	73,226
Inventories	354,496	491,335
Deferred income taxes	26,636	23,645
Prepaid expenses and other current assets	42,261	54,469

Total current assets	602,352	749,857
Property, plant and equipment, net of accumulated depreciation of $296,069 and $279,883 at September 30, 2006 and 2005, respectively	309,437	320,528
Goodwill	235,959	228,747
Other intangible assets, net	146,169	166,325
Other assets	10,393	16,845

Total assets	$1,304,310	$1,482,302

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$18,660	$80,922
Accounts payable	64,211	72,720
Accrued expenses and other current liabilities	127,768	120,487

Total current liabilities	210,639	274,129
Long-term debt, net of current portion	191,045	428,204
Deferred income taxes	55,276	57,092
Other liabilities	7,918	6,822

Total liabilities	464,878	766,247

Commitments and contingencies
Stockholders' equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 67,212 and 67,191 shares at at September 30, 2006 and 2005, respectively	538	537
Capital in excess of par	138,777	138,657
Retained earnings	671,060	559,275
Accumulated other comprehensive income	29,057	17,586

Total stockholders' equity	839,432	716,055

Total liabilities and stockholders' equity	$1,304,310	$1,482,302

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended September 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

	2006	2005	2004
Net sales	$1,880,222	$1,737,187	$1,652,031

Costs and expenses:
Cost of sales	992,197	895,644	822,412
Advertising, promotion and catalog	103,614	108,005	85,238
Selling, general and administrative	598,742	588,166	554,838
Trademark/goodwill impairment	10,450	7,686	—

	1,705,003	1,599,501	1,462,488

Income from operations	175,219	137,686	189,543

Other income (expense):
Interest	(25,924)	(26,475)	(24,663)
Miscellaneous, net	3,532	8,051	4,125

	(22,392)	(18,424)	(20,538)

Income before provision for income taxes	152,827	119,262	169,005
Provision for income taxes	41,042	41,125	57,156

Net income	$111,785	$78,137	$111,849

Net income per share:
Basic	$1.66	$1.16	$1.67
Diluted	$1.62	$1.13	$1.62
Weighted average common shares outstanding:
Basic	67,199	67,162	66,793
Diluted	69,130	69,137	69,069

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income
Years Ended September 30, 2006, 2005 and 2004
(dollars and shares in thousands)

	Common Stock				Treasury Stock
							Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Capital in Excess of Par	Retained Earnings	Number of Shares	Amount		Total Stockholders' Equity	Total Comprehensive Income
Balance, September 30, 2003	66,620	$533	$130,208	$369,453	—	$—	$14,605	$514,799
Components of comprehensive income:
Net income				111,849				111,849	$111,849
Foreign currency translation adjustment and other, net of taxes							7,568	7,568	7,568

									$119,417

Shares issued and contributed to ESOP	100	1	2,472					2,473
Exercise of stock options	340	2	1,879					1,881
Tax benefit from exercise of stock options			1,228					1,228

Balance, September 30, 2004	67,060	536	135,787	481,302	—	—	22,173	639,798
Components of comprehensive income:
Net income				78,137				78,137	$78,137
Foreign currency translation adjustment and other, net of taxes							(4,587)	(4,587)	(4,587)

									$73,550

Purchase of treasury shares, at cost					8	(176)		(176)
Treasury stock retired	(8)	—	(12)	(164)	(8)	176		—
Shares issued and contributed to ESOP	100	1	2,437					2,438
Exercise of stock options	39		225					225
Tax benefit from exercise of stock options			220					220

Balance, September 30, 2005	67,191	537	138,657	559,275	—	—	17,586	716,055
Components of comprehensive income:
Net income				111,785				111,785	$111,785
Foreign currency translation adjustment and other, net of taxes							11,471	11,471	11,471

									$123,256

Exercise of stock options	21	1	105					106
Tax benefit from exercise of stock options			15					15

Balance, September 30, 2006	67,212	$538	$138,777	$671,060	—	$—	$29,057	$839,432

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended September 30, 2006, 2005 and 2004
(dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$111,785	$78,137	$111,849
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision relating to impairments and disposals of property, plant and equipment	4,420	5,471	1,556
Depreciation and amortization	56,048	58,283	61,680
Foreign currency transaction loss (gain)	1,851	(4,286)	(1,253)
Amortization and write-off of deferred financing costs	3,975	2,398	3,955
Amortization and write-off of bond discount	379	152	7
Gain on extinguishment of debt	(425)	—	—
Gain on settlement of interest rate swap	(353)	—	—
Loss on bond redemption	—	790	—
Compensation expense for ESOP	—	2,583	4,090
Impairment on asset held for sale	—	1,908	—
Gain on sale of business assets	—	(1,999)	—
Trademark/goodwill impairments	10,450	7,686	—
Provision for doubtful accounts	1,427	182	3,074
Inventory reserves	8,908	9,500	16,070
Deferred income taxes	(12,019)	4,527	8,767
Excess income tax benefit from exercise of stock options	(15)	220	1,228
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16,056)	29,354	(8,151)
Inventories	131,469	(87,434)	(72,888)
Prepaid expenses and other current assets	11,105	(1,613)	(4,095)
Other assets	1,954	(139)	(1,937)
Accounts payable	(4,852)	(28,519)	7,193
Accrued expenses and other liabilities	2,912	8,647	(11,209)

Net cash provided by operating activities	312,963	85,848	119,936

Cash flows from investing activities:
Purchase of property, plant and equipment	(35,308)	(71,516)	(42,700)
Proceeds from sale of property, plant and equipment	1,426	298	1,065
Proceeds from sale of property, plant and equipment held for sale	—	9,950	—
Proceeds from sale of business assets	—	5,766	—
Proceeds from sale/(purchase) of available-for-sale marketable securities	39,900	(39,900)	—
Cash paid for acquisitions, net of cash acquired	—	(131,397)	—
Purchase price adjustments and settlements, net	1,845	(8,236)	—
Purchase of intangible assets	(478)	(533)	—
Purchase of industrial revenue bonds	—	(14,973)	—
Proceeds from sale of bond investment	—	—	4,158

Net cash provided by (used in) investing activities	7,385	(250,541)	(37,477)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Years Ended September 30, 2006, 2005 and 2004
(dollars in thousands)

	2006	2005	2004
Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	$(312,107)	$(138,544)	$(117,100)
Proceeds from borrowings under long-term debt agreements	—	132,950	—
Proceeds from short-term borrowings	18,204	—	—
Proceeds from sale-leaseback	—	14,973	—
Principal payments under the Revolving Credit Facility	(11,000)	(20,000)	—
Proceeds from borrowings under the Revolving Credit Facility	5,000	26,000	—
Proceeds from settlement of interest rate swap	353	—	—
Payments for financing fees	—	—	(500)
Bond issuance costs	—	(3,329)	—
Excess income tax benefit from exercise of stock options	15	—	—
Proceeds from stock options exercised	105	225	1,881
Proceeds from bond offering, net of discount	—	198,234	—
Purchase of treasury stock	—	(176)	—

Net cash (used in) provided by financing activities	(299,430)	210,333	(115,719)

Effect of exchange rate changes on cash and cash equivalents	1,605	(109)	5,662

Net increase (decrease) in cash and cash equivalents	22,523	45,531	(27,598)
Cash and cash equivalents at beginning of year	67,282	21,751	49,349

Cash and cash equivalents at end of year	$89,805	$67,282	$21,751

        See Note 1 for disclosure of non-cash investing and financing activities.

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Years Ended September 30, 2006, 2005 and 2004
(dollars and shares in thousands, except per share amounts)

1.    Business Operations and Summary of Significant Accounting Policies

Business Operations

        The Company (as defined below) manufactures and sells vitamins, food supplements, and health and beauty aids throughout the world, but primarily in the United States ("U.S."), the United Kingdom ("U.K."), Ireland, Holland and Canada. In each of these countries, there are agencies that regulate the processing, formulation, packaging, labeling and advertising of the Company's products.

Principles of Consolidation and Basis of Presentation

        The consolidated financial statements of NBTY, Inc. and Subsidiaries (the "Company" or "NBTY") include the accounts of the Company and its wholly-owned subsidiaries. The Company's fiscal year ends on September 30. All intercompany accounts and transactions have been eliminated.

Revenue Recognition

        The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin 104. The Company recognizes product sales revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Since the terms for most sales within the wholesale and direct response segments are F.O.B. destination, generally title and risk of loss transfer to the customer at the time the product is received by the customer. With respect to its own retail store operations, the Company recognizes revenue upon the sale of its products to retail customers. The Company's net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional program incentive allowances. Allowances provided for these items are presented in the consolidated financial statements primarily as reductions to sales (see "Sales Returns and Other Allowances" discussed below for further information).

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
  sales returns and other allowances;

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

Fair Value of Financial Instruments

        The carrying value of the Company's financial instruments approximates fair value due to their short maturities and variable interest rates, with the exception of its 7 1/8% Senior Subordinated Notes (see Note 9—Long-Term Debt). The face value and the fair value of the 7 1/8% Senior Subordinated Notes at September 30, 2006, based on then quoted market prices, was $190,000 and $182,400, respectively.

Significant Customers and Concentration of Credit Risk

        Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts), investments and trade accounts receivable. The Company mitigates its risk by investing in or through major financial institutions. At September 30, 2005, the Company's investments consisted of auction rate securities ("ARS"), which were classified as available-for-sale marketable securities and reported at fair value (which approximated cost). The Company believed that no significant concentration of credit risk existed with respect to these securities.

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

        The following individual customers accounted for the following percentages of the Wholesale/US Nutrition division's net sales for the fiscal years ended September 30:

	2006	2005	2004
Customer A	12%	14%	8%
Customer B	16%	16%	22%

        Customer A is primarily a supplier to Customer B. Therefore, the loss of Customer B would likely result in the loss of most of the net sales to Customer A. While no one customer represented, individually, more than 10 percent of the Company's consolidated net sales for the fiscal years ended September 30, 2006, 2005 and 2004, the loss of either one of these customers would have a material adverse effect on the Wholesale/US Nutrition division if the Company was unable to replace such customer(s).

        The following individual customers accounted for 10% or more of the Wholesale/US Nutrition division's total gross accounts receivable at fiscal years ended:

	2006	2005
Customer A	7%	10%
Customer B	12%	8%
Customer C	9%	10%

Sales Returns and Other Allowances

        The Company simultaneously records estimates for various items, which reduce product sales. These items include estimates for product returns and for promotional program incentive activities for various types of incentives offered to customers as well as other sales allowances.

        Allowance for sales returns:    The Company analyzes sales returns in accordance with Statement of Financial Accounting Standard ("SFAS") No. 48 "Revenue Recognition When Right of Return Exists" ("SFAS 48"). The Company is able to make reasonable and reliable estimates of product returns based on the Company's past 27 year history in the business. The Company also monitors the buying patterns of the end-users of its products based on sales data received by its over 1,200 retail outlets in North America and Europe. Estimates for sales returns are based on a variety of factors including actual return experience of any specific product or similar product. The Company also reviews its estimates for product returns based on expected return data communicated to it by customers. The Company also monitors the levels of inventory at its largest customers to avoid excessive customer stocking of merchandise. Allowances for returns of new products are estimated by reviewing data of any prior relevant new product introduction return information. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its allowance for sales returns. While the Company does not have the ability to track returns by fiscal period, the Company believes it is able to make reasonable estimates of expected sales returns, required by SFAS 48, based upon historical data and the available monitoring processes. The Company believes it has sufficient information and knowledge of its customers and of industry trends and conditions to adjust the allowance for returns when necessary. Actual results could differ from those estimates.

        Promotional program incentive allowance:    The Company uses objective procedures for estimating its allowance for promotional program incentives. The allowance for sales incentives offered to customers is based on contractual terms or other arrangements agreed to in advance with certain customers. Customers earn such incentives as specified sales volumes are achieved.

        As with any set of assumptions and estimates, there is a range of reasonably likely amounts that may be calculated for each allowance above. However, the Company believes that there would be no significant difference in the amounts reported using other reasonable assumptions than what was used to arrive at each allowance. The Company regularly reviews the factors that influence its estimates and, if necessary, makes adjustments when it believes that actual product returns, credits and other allowances may differ from established reserves. Actual experience associated with any of these items may be significantly different than the Company's estimates.

        Accounts receivable are presented net of the following reserves at September 30:

	2006	2005
Allowance for sales returns	$10,778	$15,616
Promotional programs incentive allowance	30,439	43,837

	$41,217	$59,453

Inventories

        Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out (FIFO) method. The cost elements of inventories include materials, labor and overhead. In fiscal 2006 and 2004, no one supplier provided more than 10% of the Company's raw material purchases. During fiscal 2005, one supplier individually represented greater than 10% of the Company's raw material purchases. Due to numerous alternative suppliers available, the Company does not believe that the loss of this or any other single supplier would have a material adverse effect on the Company's consolidated financial condition or results of operations. No one supplier provided more than 10% of the Company's overall consolidated total purchases in any of the fiscal years presented.

        The Company establishes reserves on inventories when the cost of the inventory is not expected to be recovered. The Company regularly reviews inventories, including when product is close to expiration and is not expected to be sold, when product has reached its expiration date, or when product is not expected to be saleable based on the Company's quality assurance and quality control standards. The reserve for these products is equal to all or a portion of the cost of the related inventories based on the specific facts and circumstances. In evaluating whether inventories are stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. The Company records changes in inventory reserves as part of cost of sales. Reserves for excess and slow moving inventories were $11,019 and $13,956 at September 30, 2006 and 2005, respectively.

Advertising, Promotion and Catalog

        The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit, which typically approximates two months. The Company had capitalized advertising for direct-response at September 30, as follows:

	2006	2005
Direct-response advertising capitalized	$646	$964

        The Company had direct-response advertising expenses for the fiscal years ended September 30 as follows:

	2006	2005	2004
Total direct-response advertising expenses	$10,096	$11,281	$13,682

        Total advertising expenses for the fiscal years ended September 30 were comprised of the following:

	2006	2005	2004
Advertising, promotions, catalogs	$93,367	$96,645	$71,318
Catalog printing and mailing	10,247	11,360	13,920

Total	$103,614	$108,005	$85,238

Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. The costs of normal maintenance and repairs are charged to expense in the year incurred. Expenditures which significantly improve or extend the life of an asset are capitalized and depreciated over the asset's remaining useful life. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the related assets or lease term. Upon sale or disposition, the related cost and accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in earnings.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The SFAS 142 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. The Company estimates the fair value of a reporting unit by using a discounted cash flow model. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit's net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit's goodwill. The implied fair value of the reporting unit's goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company tests goodwill annually as of September 30, the last day of its fourth fiscal quarter, of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

        Using the SFAS 142 approach described in the previous paragraph, the Company recorded a goodwill impairment charge during the third quarter of fiscal 2005 of $7,686 for its North American Retail reporting unit, which fully impaired this segment's goodwill. No impairment of goodwill was noted for the fiscal years ended September 30, 2006 and 2004. (See Note 7 for discussion of goodwill impairment charges recorded during the third quarter of fiscal 2005 for the North American Retail reporting unit and interim triggering events which required the Company to test its goodwill in the third quarter of fiscal 2005).

        Generally, in evaluating impairment, the Company estimates the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an additional impairment of goodwill in the Company's other three segments.

        Other definite lived intangibles are amortized on a straight-line basis over periods not exceeding 20 years. (See Note 7 for discussion of trademark impairments recorded during fiscal 2006)

Impairment of Long-Lived Assets

        The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. During fiscal 2006, 2005 and 2004, the Company recognized impairment charges of $3,141, $3,518 and $2,603, respectively, on assets to be held and used. The impairment charges related primarily to leasehold improvements and furniture and fixtures for U.S. retail operations and were included in the Consolidated Statements of Income under the caption "Selling, general and administrative" expenses in fiscal 2006, 2005 and 2004 (see Note 7).

Stock-Based Compensation

        Effective October 1, 2005 the Company adopted SFAS 123(R), "Share-Based Payment" ("SFAS 123(R)"), using the "modified prospective" method. SFAS l23(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) sets accounting requirements for "share-based" compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued and disallows the use of the intrinsic value method of accounting for stock-based compensation. Prior to October 1, 2005 the Company accounted for its stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations, as permitted by SFAS 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market value of the underlying stock at the date of grant. The Company provided additional disclosures with respect to the proforma amounts of net income and EPS had the Company recorded compensation expense in accordance with SFAS 123.

        Stock options granted under the Company's plans generally became exercisable on grant date and had a maximum term of ten years. There were no stock option grants during the fiscal years ended September 30, 2006, 2005 and 2004, and all previously issued options were fully vested in fiscal year 2001. Accordingly, the Company did not recognize compensation expense for outstanding stock options during the fiscal years ended September 30, 2006, 2005 and 2004. Additionally, the proforma and actual net income and related earnings per share for fiscal years ended September 30, 2006, 2005 and 2004 were the same. Since all previously granted stock options were fully vested as of the date of adoption of SFAS 123(R), and the Company has not issued any other share-based payments in fiscal 2006, the adoption of SFAS 123(R) did not have any impact on the Company's consolidated financial position or results of operations.

        On November 10, 2005, the FASB issued FASB Staff Position ("FSP") No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" ("FSP 123(R)-3"), which gives companies the option to adopt the alternative transition method provided in this FSP for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). This alternative transition method provides simplified methods to calculate the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R) on the APIC pool and statement of cash flows. The guidance in this FSP is effective on November 11, 2005, however, an entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. In the third fiscal quarter ended June 30, 2006, the Company elected to adopt the alternative transition method provided in FSP 123(R)-3 to calculate the beginning balance of the APIC pool available to absorb any future write-offs of deferred tax benefits associated with stock-based compensation. The Company's policy for calculating the potential windfall tax benefit or shortfall for the purpose of calculating assumed proceeds under the treasury stock method of calculating diluted EPS excludes the impact of proforma deferred tax assets related to fully vested awards on the date of adoption.

        In accordance with FSP 123(R)-3, the Company classifies the tax benefits related to employee stock awards that are fully vested prior to the adoption of SFAS 123(R) as a cash inflow from financing activities and a cash outflow from operating activities within the statement of cash flows. As such, the income tax benefit of $15 recognized from the exercise of stock options during the fiscal year ended September 30, 2006 is classified as a financing cash inflow and an operating cash outflow in the Company's Consolidated Statement of Cash Flows. The income tax benefit of $220 recognized from the exercise of stock options during the fiscal year ended September 30, 2005 is classified as an operating cash outflow in the Company's Consolidated Statement of Cash Flows.

Foreign Currency

        The financial statements of international subsidiaries are translated into U.S. Dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for revenues, expenses, gains and losses. Foreign currency transaction gains and losses are charged or credited to income as incurred. Where the local currency is the functional currency (which is determined based on management's judgement and involves consideration of all relevant economic facts and circumstances affecting the subsidiary) translation adjustments are recorded as a separate component of stockholders' equity. During fiscal 2006, 2005 and 2004, the Company recognized foreign currency transaction (losses) gains of ($1,851), $4,286 and $1,253, respectively, which are included in "Miscellaneous, net" in the Consolidated Statements of Income.

Derivatives

        In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133" ("SFAS 138") and SFAS No. 149, "Amendment on Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), the Company recognizes derivatives as either an asset or liability measured at its fair value. For derivatives that have been formally designated as a cash flow hedge (interest rate swap agreements), the effective portion of changes in the fair value of the derivatives are recorded in "accumulated other comprehensive income". Amounts in "accumulated other comprehensive income" are reclassified into earnings in the "interest expense" caption when interest expense on the underlying borrowings are recognized. The Company has not entered into derivatives for speculative purposes. (See Note 9 for derivatives entered into during fiscal year 2005).

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

Income Taxes

        The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined that such assets will more likely than not go unused. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reversed. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Supplemental Disclosure of Cash Flow Information

	2006	2005	2004
Cash interest paid (net of capitalized interest of $985 in 2006 and $494 in 2005)	$17,590	$20,616	$21,156
Cash income taxes paid (net of refunds of $10,172 in 2006)	$39,867	$39,381	$39,490
Non-cash investing and financing information:
Acquisitions accounted for under the purchase method:
Fair value of assets acquired	$—	$140,174	$—
Liabilities assumed	—	(8,493)	—
Less: Cash acquired	—	(284)	—

Net cash paid	$—	$131,397	$—

Capital lease obligations	$811	$—	$—
Working capital dispute accrual / settlement (including interest of $1,341 in 2005)	1,981	14,135	—
ESOP contribution (100 shares of NBTY stock in fiscal 2005 and 2004)	—	2,438	2,473
Property, plant and equipment additions included in accounts payable	1,803	4,093	2,002

Investments

        The Company's investments at September 30, 2005 consisted of auction rate securities ("ARS"), which were classified as available-for-sale marketable securities and reported at fair value (which approximated cost) in the accompanying Consolidated Balance Sheets. As of September 30, 2005, there were no unrealized holding gains or losses related to these investments.

        On October 24, 2005, the Company liquidated and utilized all of its investment in ARS of $39,900 to pay a portion of the remaining redemption price on its 8 5/8% Notes outstanding. Purchases and sales of auction rate securities are presented as investing activities in the Consolidated Statements of Cash Flows. (See Note 9 for further discussion of the Company's redemption of its 8 5/8% Notes).

Shipping and Handling Costs

        The Company incurs shipping and handling costs in all divisions of its operations. These costs, included in "Selling, general and administrative expenses" in the Consolidated Statements of Income, are $46,933, $47,696 and $45,199 for the fiscal years ended September 30, 2006, 2005 and 2004, respectively. Of these amounts, $11,199, $10,790 and $9,267 have been billed to customers and are included in net sales for the fiscal years ended September 30, 2006, 2005, and 2004, respectively.

New Accounting Developments

  Accounting pronouncements—newly issued:

        In September 2006, the Securities Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements or (ii) recording the cumulative effect as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. The Company will adopt this statement on October 1, 2006 and does not anticipate that the adoption will have a significant impact on its consolidated financial position or results of operations.

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. This statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company will adopt SFAS 157 on October 1, 2008. The Company is currently evaluating the impact of adopting this standard in its consolidated financial statements and related disclosures.

        The FASB ratified the consensuses reached in Emerging Issues Task Force ("EITF" or, the "Task Force") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-3"). The Task Force reached a consensus that the scope of the Issue includes any tax assessed by a governmental authority that is both imposed on and current with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The scope of this Issue excludes tax schemes that are based on gross receipts and taxes that are imposed during the inventory procurement process. The presentation of taxes within the scope of this Issue on either a gross or a net basis is an accounting policy decision that should be disclosed under Accounting Principles Board ("APB") Opinion No. 22, "Disclosure of Accounting Policies." Furthermore, for taxes reported on a gross basis, a company should disclose the aggregate amount of those taxes in interim and annual financial statements for each period for which an income statement is presented if that amount is significant. The disclosures required under this consensus should be applied retrospectively to interim and annual financial statements for all periods presented, if those amounts are significant. The consensus in EITF 06-3 should be applied to interim and annual reporting periods beginning after December 15, 2006. The Company will adopt EITF 06-3 on January 1, 2007, the second fiscal quarter of the fiscal year ending September 30, 2007. The Company does not anticipate that the adoption will have a significant impact on its consolidated financial position or results of operations.

        In June 2006, the FASB issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in tax positions and requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 on October 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 in its consolidated financial statements.

        On November 10, 2005, the FASB issued FASB Staff Position ("FSP") No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" ("FSP 123(R)-3"). See "Stock-Based Compensation" discussion within this Note for further detail regarding FSP 123(R)-3.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." APB Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods' financial statements, unless it is impracticable to determine the period-specific effects of the change. The FASB identified the reason for the issuance of SFAS 154 to be part of a broader attempt to eliminate differences with the International Accounting Standards Board ("IASB"). The Statement is effective for fiscal years beginning after December 15, 2005. The

Company is required to adopt this statement at the beginning of its fiscal 2007 reporting period. The Company does not anticipate that the adoption of SFAS 154 will have a significant impact on the Company's consolidated financial position or results of operations.

  Accounting pronouncements—adopted:

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company adopted SFAS 155 beginning October 1, 2006. The adoption did not have a material impact on the Company's consolidated financial position or results of operations.

        Effective October 1, 2005, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). See Note 16 for further detail regarding the adoption of this standard.

        In October 2005, the FASB issued Staff Position FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" ("FSP 13-1"), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. The Company adopted FSP 13-1 at the beginning of the second quarter of fiscal year 2006. The adoption did not have a significant effect on the Company's consolidated financial position or results of operations since the Company always expensed such costs.

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted FIN 47 beginning the first quarter of fiscal year 2006. The adoption did not have a material impact on the Company's consolidated financial position or results of operations.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" an amendment of Accounting Research Bulletin ("ARB") No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 at the beginning of the first quarter of fiscal year 2006. The adoption did not have a material impact on the Company's consolidated financial position or results of operations.

        In October 2004, the American Jobs Creation Act of 2004 (the "Act") became effective in the U.S. Two provisions of the Act have impacted the Company's effective tax rate. The Act contains a new provision that permits a Qualified Production Activities Deduction ("QPA") related to the Company's qualified manufacturing activity. The QPA deduction is available to the Company beginning with the current tax year. However, the interaction of the law's provisions, as well as the particulars of the Company's tax position, resulted in the QPA deduction not having a significant impact for the fiscal year ending September 30, 2006.

        The Act also contains a provision related to Foreign Earnings Repatriation ("FER"). The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. The Company has completed its evaluation of the application of the FER provision, which resulted in a significantly lower tax cost by repatriating foreign earnings in accordance with the FER provision. As such, the Company has developed a Domestic Reinvestment Plan to reinvest the repatriated foreign earnings in the U.S. in qualifying activities, pursuant to the terms of the FER provision and subsequent guidance issued by the IRS. During fiscal 2006, the Company repatriated $116,603 of foreign earnings pursuant to a domestic reinvestment plan authorized by the Company's Board of Directors. A portion of the repatriation includes foreign earnings related to the fiscal year ended September 30, 2005 and to earlier fiscal years. The Company estimated and recorded a net benefit of $884 on unremitted earnings from the fiscal year ended September 30, 2005 and earlier fiscal years. This benefit was recorded in the provision for income taxes for the fiscal year ended September 30, 2005.

        The majority of the repatriation comes from foreign earnings for the fiscal year ending September 30, 2006. As the Company has principally repatriated foreign earnings in prior years, it is essentially repatriating current year foreign earnings at a more beneficial rate under the American Jobs Creations Act of 2004. The Company recorded a benefit of $11,289 through its tax provision for the fiscal year ended September 30, 2006 relating to the FER provision.

2.    Acquisitions

        The Company accounts for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method of accounting, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values was recorded as goodwill (see Note 6). The fair value assigned to the tangible and intangible assets acquired and liabilities assumed was based upon estimates and assumptions developed by management and other information compiled by management, including a valuation. The purchase price allocation for the SISU acquisition has not yet been finalized as of September 30, 2006 due to outstanding working capital issues with the seller.

        Certain acquisitions also gave rise to the consolidation and elimination of certain personnel at the acquired entities. The Company has provided for liabilities resulting from this in accordance with EITF

No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." At the closing of the respective acquisitions, the Company anticipated workforce reductions and, as such, included an estimated accrual for this comprised of severance and employee benefits in the purchase price allocation for each respective acquisition. The activity in the workforce reduction accrual in connection with the respective acquisitions is provided in the discussions below.

Fiscal 2006 Acquisitions

        In fiscal 2006, the Company did not acquire any businesses.

Fiscal 2005 Acquisitions

  Solgar (Final)

        On August 1, 2005, the Company acquired substantially all the assets of Solgar Vitamin and Herb, a division of Wyeth Consumer Healthcare ("Wyeth"). The purchase price for this business was approximately $115,000 in cash. The Company finalized the net asset value calculation in fiscal 2006 and received $1,964 from the seller as a result of this calculation. The goodwill associated with this acquisition will be deductible for tax purposes. The cash used for this acquisition was financed by an amendment and restatement of the Company's existing Credit and Guarantee Agreement ("CGA"), which included a new Term Loan A for $120,000 which was scheduled to mature August 2010 but was fully paid in fiscal 2006. The Company also incurred approximately $3,528 of direct transaction costs for a total purchase price of approximately $116,564. Additionally, related financing costs of approximately $1,147 were paid to secure the financing for this acquisition and recorded as deferred financing costs (see Note 9).

        Solgar, a prominent supplement company established in 1947, manufactures and distributes premium-branded nutritional supplements including multivitamins, minerals, botanicals and specialty formulas designed to meet the specific needs of men, women, children and seniors. Solgar's headquarters and major manufacturing facility are located in Bergen County, New Jersey. Solgar's products are sold at nearly 10,000 health food stores, natural product stores, natural pharmacies and specialty stores across the United States and internationally. The Solgar acquisition strengthened NBTY's presence in the health food store market, as the Solgar brand focused on serving the needs of the independent health food store across the United States and internationally. This acquisition contributed $100,228 in net sales and pre-tax operating income of $11,074 to NBTY's wholesale segment for the fiscal year ended September 30, 2006. This acquisition contributed $17,464 in net sales and a pre-tax operating loss of $1,879, since its acquisition date, to NBTY's wholesale segment for the fiscal year ended September 30, 2005.

        At the closing of the Solgar acquisition, the Company anticipated workforce reductions and, as such, included an estimated accrual for such reductions of approximately $1,008, comprised of severance and employee benefits, in the preliminary purchase price allocation (included herein). The rollforward of the workforce reduction accrual is as follows:

Accrual at acquisition date August 1, 2005	$1,008
Payments	(891)

Accrual at September 30, 2005	117
Payments	(74)
Adjustment to goodwill	(43)

Accrual at September 30, 2006	$—

  SISU (Preliminary; see discussion below)

        On June 8, 2005, the Company acquired SISU, Inc. ("SISU"), a Canadian-based manufacturer and distributor of premium quality vitamins and supplements sold to independent health food stores. The purchase price for this business was approximately $8,224 in cash. None of the goodwill associated with this acquisition will be deductible for tax purposes. This acquisition contributed $12,547 and $3,355 in net sales and a marginal pre-tax operating loss to NBTY's wholesale segment for the fiscal years ended September 30, 2006 and 2005, respectively.

  Le Naturiste (Final)

        On February 25, 2005, the Company acquired Le Naturiste Jean-Marc Brunet ("Le Naturiste"), a chain of retail stores located throughout Quebec. Le Naturiste is an Eastern Canadian-based company in the business of developing, packaging, marketing and retailing an in-house range of privately-labeled health and natural products. At the time of the acquisition, the Le Naturiste chain operated 99 company-owned stores and 4 franchised stores. The purchase price for this business was approximately $5,048 in cash. None of the goodwill associated with this acquisition will be deductible for tax purposes. This acquisition contributed $17,657 and $9,089 in net sales and pre-tax operating losses of $2,801 and $1,556 to NBTY's North American retail segment for the fiscal years ended September 30, 2006 and 2005, respectively. As of September 30, 2006 the Le Naturiste chain operated 96 company-owned stores and 2 franchised stores.

        The following provides an allocation of the purchase price in relation to the Le Naturiste, SISU and Solgar acquisitions. The SISU purchase price allocation is preliminary as discussed below:

	Le Naturiste	SISU	Solgar
Assets acquired
Cash	$284	$—	$—
Accounts receivable, net	105	1,055	15,084
Inventories	2,392	1,915	37,405
Other current assets	599	272	336
Property, plant and equipment	2,466	890	19,239
Goodwill	98	1,541	14,747
Intangibles (principally brands and relationships)	960	3,791	35,010
Other assets	—	—	30

Total assets acquired	6,904	9,464	121,851

Liabilities assumed
Accounts payable and accrued liabilities	1,230	1,021	5,287
Other liabilities	626	219	—

Total liabilities assumed	1,856	1,240	5,287

Net assets acquired	$5,048	$8,224	$116,564

        The fair value of property, plant and equipment acquired (as of the date of acquisition) is as follows:

				Depreciation and Amortization period (years)
	Fair Values
	Le Naturiste	SISU	Solgar
Buildings and leasehold improvements	$338	$77	$5,098	5–40
Machinery and equipment	201	504	12,225	3–10
Furniture and fixtures	1,685	102	669	5–10
Computer equipment	236	207	786	5
Transportation equipment	6	—	461	4

Total property, plant and equipment	$2,466	$890	$19,239

        The fair value of identifiable intangible assets acquired (as of the date of acquisition) is as follows:

	Fair Values
				Amortization period (years)
	Le Naturiste	SISU	Solgar
Brands	$—	$1,371	$15,010	20
Customer lists	61	—	—	3
Private label and customer relationships	—	2,258	20,000	20
Trademarks	899	—	—	20
Covenants not to compete	—	162	—	3

Total intangible assets	$960	$3,791	$35,010

        The Company has not yet finalized the working capital adjustment (as defined in the purchase agreement) relating to the SISU acquisition. The purchase agreement stipulates an adjustment to the purchase price between buyer and seller for the excess or shortfall of the final working capital threshold as stated in such agreement. The Company and SISU's seller are in a dispute with respect to the calculation of the final working capital. Also, the preliminary allocation of the SISU purchase price noted above is subject to contingency payments based upon financial loss claims as specified in the purchase agreement. The purchase agreement stipulates the indemnification from the seller of any financial losses of SISU for the period from June 1, 2005 to May 31, 2006 up to the maximum amount of $500. The completion of this process may result in an adjustment to the purchase price. Upon completion of these events, final allocations to the acquired assets and liabilities could result in future adjustments to goodwill and actual results may differ from those presented herein. Although management believes that the current allocation of the estimated purchase price is reasonable, the final allocation may differ significantly from the amounts reflected in the accompanying consolidated financial statements.

        Proforma financial information related to Solgar, SISU and Le Naturiste are not provided as their impact was not material individually or in the aggregate to the Company's consolidated financial statements.

Fiscal 2004 Acquisitions

        In fiscal 2004, the Company did not acquire any businesses.

3.    Investments

        At September 30, 2005, investments consisted of auction rate securities ("ARS") which are long-term variable rate bonds tied to short-term interest rates that are reset through a "dutch auction" process which occurs every 7 to 35 days. These investments were recorded at fair value; any unrealized gains/losses were included in other comprehensive income, unless a loss was determined to be other than temporary. As of September 30, 2005, there were no unrealized holding gains or losses. The Company classified such securities as current assets in the accompanying balance sheet because the Company had the ability and intent to sell these securities as necessary to meet its then current liquidity requirements.

        On October 24, 2005, the Company liquidated and utilized all of its investment in ARS of $39,900 to pay a portion of the remaining redemption price on its 8 5/8% Notes outstanding. See Note 9 for further discussion of the Company's redemption of its 8 5/8% Notes.

        Interest income included in "Miscellaneous, net" in the Consolidated Statements of Income was $3,229, $1,935 and $1,298 during the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

4.    Inventories

        The components of inventories are as follows at September 30:

	2006	2005
Raw materials	$89,186	$146,134
Work-in-process	11,409	8,194
Finished goods	253,901	337,007

Total	$354,496	$491,335

5.    Property, Plant and Equipment, net

        Property, plant and equipment is as follows at September 30:

	2006	2005	Depreciation and amortization period (years)
Land	$21,607	$21,374
Buildings and leasehold improvements	243,580	231,219	5–40
Machinery and equipment	145,246	143,185	3–10
Furniture and fixtures	102,447	116,015	5–10
Computer equipment	67,626	59,176	5
Transportation equipment	11,370	11,379	4
Construction in progress	13,630	18,063	—

	605,506	600,411
Less accumulated depreciation and amortization	296,069	279,883

	$309,437	$320,528

        Depreciation and amortization of property, plant and equipment for the fiscal years ended September 30, 2006, 2005 and 2004 was approximately $43,739, $47,297 and $50,180, respectively.

6.    Goodwill and Other Intangible Assets, net

  Goodwill

        The changes in the carrying amount of goodwill by segment for the fiscal years ended September 30, 2006 and 2005 are as follows:

	Wholesale/ US Nutrition	North American Retail	European Retail	Direct Response/ Puritan's Pride	Consolidated
Balance at September 30, 2004	$45,953	$7,588	$152,691	$15,197	$221,429
Sale of business assets	(353)	—	—	—	(353)
Acquisition of Le Naturiste	—	98	—	—	98
Acquisition of SISU	1,541	—	—	—	1,541
Acquisition of Solgar	16,481	—	—	—	16,481
Tax effect of purchase price allocation	(1,221)	—	—	—	(1,221)
Purchase price settlements/adjustments, net	11,078	—	(9,850)	—	1,228
Impairment charge	—	(7,686)	—	—	(7,686)
Foreign currency translation	111	—	(2,881)	—	(2,770)

Balance at September 30, 2005	73,590	—	139,960	15,197	228,747
Purchase price settlements/adjustments, net	247	—	—	—	247
Closure of business entities	(645)	—	—	—	(645)
Foreign currency translation	61	—	7,549	—	7,610

Balance at September 30, 2006	$73,253	$—	$147,509	$15,197	$235,959

        The goodwill associated with the SISU acquisition is subject to revision as described in Note 2. Although management believes that the current allocation of the estimated purchase price is reasonable, the final allocation may differ from the amounts reflected in the accompanying consolidated financial statements.

  Fiscal 2006:

        The decrease in the Wholesale/US Nutrition segment's goodwill for fiscal 2006 primarily related to the closure of the Solgar operations in Australia, Canada and Mexico, which occurred during the fiscal year ended September 30, 2006, and included the write-off of goodwill ($645) associated with these businesses. Goodwill was also impacted by the receipt of cash from Wyeth ($1,964) in connection with the determination by the Company and Wyeth of the final net asset calculation with respect to the Solgar acquisition offset by other non cash adjustments.

  Fiscal 2005:

        The increase in the Wholesale/US Nutrition segment's goodwill for fiscal 2005 primarily related to the acquisition of Solgar ($16,481) and SISU ($1,541) (see Note 2) and the effect of the Company's settlement of the working capital dispute in connection with the Rexall acquisition ($11,078) partially offset by a tax adjustment relating to the purchase price allocation of the Rexall acquisition ($1,221) and a reduction in the goodwill associated with the December 2004 sale of certain Food Supplement Corporation ("FSC") business assets ($353) (see Note 7).

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

  Other Intangible Assets

        The carrying amounts of acquired other intangible assets are as follows at September 30:

	2006		2005
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets
Brands	$82,675	$11,449	$94,565	$8,608	20
Customer lists	62,025	32,278	61,963	28,299	2–15
Private label and customer relationships	34,211	3,167	34,047	1,454	20
Trademarks and licenses	17,146	5,123	15,996	3,897	2–20
Covenants not to compete	3,034	2,705	2,777	2,565	3–5

	199,091	54,722	209,348	44,823
Indefinite lived intangible asset
Trademark	1,800	—	1,800	—

Total intangible assets	$200,891	$54,722	$211,148	$44,823

        The Company decided during the second quarter of fiscal 2006 to discontinue its Carb Solutions low-carb product line due to continued difficult market conditions. The Carb Solutions product line was acquired as part of the acquisition of Rexall Sundown in 2003. As a result, the brands associated with this trademark had virtually no future undiscounted cash flow to support the carrying value. The Company wrote off the net carrying value of the Carb Solutions trademarked brands of $10,450 and included this impairment charge in "Trademark/goodwill impairment" in the Company's Condensed Consolidated Statements of Income for the fiscal year ended September 30, 2006. This asset is reported in the Company's Wholesale segment. See also Note 7, Impairments, Assets Held for Sale and Gain on Sale of Business Assets.

        Aggregate amortization expense of other definite lived intangible assets included in the Consolidated Statements of Income under the caption "Selling, general and administrative" expenses in fiscal 2006, 2005 and 2004 was approximately $12,309, $10,986 and $11,500, respectively.

  Estimated amortization expense

        Assuming no changes in the Company's other intangible assets, estimated amortization expense for each of the five succeeding fiscal years ending September 30 is as follows:

2007	$11,641
2008	$11,491
2009	$10,267
2010	$10,166
2011	$10,124

        The above estimated amortization expense is subject to change once the purchase price allocation in connection with the Company's acquisition of Zila is finalized (see Note 22).

7.    Impairments, Assets Held for Sale and Gain on Sale of Business Assets

  Impairment Indicators:

        During fiscal 2005, the Company monitored trends in its North American Retail segment, which included the review of earnings before interest, taxes, depreciation and amortization ("EBITDA") due to negative changes in the specialty retail market's business climate. This directly influenced the Company's decision to participate in a significant level of promotional activity at its retail locations in the prior fiscal year. These sales incentives negatively impacted gross margins. The North American Retail segment had positive annual EBITDA for the five years preceding the 2005 fiscal year. The fiscal first quarter ended December 31, 2004 was the first time in those five years that this reporting unit generated negative EBITDA. The Company continued to monitor this trend during the quarter ended March 31, 2005, in which the reporting unit generated a negative EBITDA for a second consecutive quarter. In addition to the negative EBITDA generated by the North American Retail segment during the first two quarters of FY 2005, the Company was monitoring its same-store sales trend. In May 2005, same-store sales turned positive; however, 8 out of the previous 12 months reflected negative same store sales trends. As a result of the two consecutive quarters of negative EBITDA and the continued adverse business climate of the specialty retail market during the April and May 2005 periods, the Company concluded that there were indicators of impairment of its North American Retail segment's goodwill and certain property, plant and equipment in the 2005 fiscal year. These factors were determined to be interim triggering events that required an impairment review during fiscal 2005 under the provisions of SFAS 144 and SFAS 142 as described below.

  Impairment of Long-Lived Assets:

        Under SFAS 144 management considers a history of cash flow losses on a store by store basis to be its primary indicator of potential impairment. Carrying values are reviewed for impairment when events or changes in circumstances indicate that the assets' carrying values may not be recoverable from the estimated future cash flows. The estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows.

        As part of its ongoing operations, the Company continually evaluates certain retail stores that reach a certain level of maturity and have also been sustaining operating losses for an impairment review under the provisions of SFAS 144. The estimated future undiscounted cash flows associated with the leasehold improvements and furniture and fixtures in certain North American retail stores that were incurring losses were compared to the respective carrying amounts of such assets. Based on an impairment analysis performed in accordance with SFAS 144, it was determined that a write down to a new basis was required since the carrying amount of the long-lived asset group for each store incurring losses exceeded its fair value, calculated based on the present value of estimated future cash flows. Accordingly, the Company recognized impairment charges of $3,141, $3,518 and $2,603 for the fiscal years ended September 30, 2006, 2005 and 2004, respectively, on assets to be held and used. The impairment charges related primarily to leasehold improvements and furniture and fixtures for North American Retail operations and were included in the Consolidated Statements of Income under the caption "Selling, general and administrative" expenses.

        Due to continued difficult market conditions experienced in its low carb product line, the Company decided to discontinue its Carb Solutions trademarked brands during the fiscal year ended September 30, 2006 (which was acquired as part of the acquisition of Rexall Sundown in 2003) since the brand related to this trademark had virtually no future undiscounted cash flow to support its carrying value. Accordingly, the Company wrote off the net carrying value of the Carb Solutions trademarked brands of $10,450 during the fiscal year ended September 30, 2006 (see Note 6).

  Goodwill impairment charge:

        The Company recognized a $7,686 goodwill impairment charge for the North American Retail reporting unit for the fiscal year ended September 30, 2005 which fully impaired this segment's goodwill. This charge was the result of an impairment test performed in accordance with SFAS No. 142, whereby it was determined that the carrying value of the goodwill exceeded its fair value.

  Other Impairments:

        During the fiscal year ended September 30, 2006, the company closed certain Solgar international operations in Australia, Canada and Mexico, which included the write-off of goodwill and other assets associated with these businesses ($920).

  Assets Held for Sale:

        In December 2004, the Company entered into a contract with a real estate broker to facilitate the sale of the corporate building acquired in the 2003 Rexall acquisition at less than its carrying value of $10,508. In accordance with SFAS 144, the Company recorded an impairment charge to reduce the carrying value of the asset by $1,908. Such amount was charged to operations and is included in the Consolidated Statements of Income under the caption "Selling, general and administrative" expenses for the fiscal year ended September 30, 2005. In May 2005, the Company sold this building at no further gain or loss, and received cash proceeds of $8,600.

        In May 2005, the Company sold a corporate building for $1,350 which approximated the building's carrying value. As such, no gain or loss was recorded as a result of this sale.

  Gain on Sale of Business Assets:

        In December 2004, the Company sold certain business assets of Food Supplement Corporation ("FSC"), a Manchester, U.K.-based wholesale operation which included products sold to health food stores and pharmacies. In connection with the sale, proceeds of $5,766 were received and a $1,999 gain was realized and included in the Consolidated Statements of Income under the caption "Selling, general and administrative" expenses for the fiscal year ended September 30, 2005.

8.    Accrued Expenses and Other Current Liabilities

        The components of accrued expenses and other current liabilities are as follows at September 30:

	2006	2005
Accrued compensation and related taxes	$26,247	$28,153
Accrued purchases	13,379	13,683
Litigation	12,294	11,337
Income taxes payable	22,268	9,110
Other (individually less than 5% of current liabilities)	53,580	58,204

	$127,768	$120,487

9.    Long-Term Debt

        Long-term debt consisted of the following at September 30:

	2006	2005
Senior debt:
8 5/8% Senior subordinated notes ("8 5/8% Notes"), net of unamortized discount of $173 at September 30, 2005(a)	$—	$75,369
7 1/8% Senior subordinated notes due 2015 ("7 1/8% Notes"), net of unamortized discount of $1,557 and $1,763 at September 30, 2006 and 2005, respectively(b)	188,443	198,237
Mortgages:
First mortgage payable in monthly principal and interest (7.375%) installments of $55, maturing May 2011	2,608	3,060
First mortgage; interest at LIBOR plus 1.5%; payable in monthly principal and interest installments of $137; fully repaid in 2006(c)	—	12,878
Capital Leases:
Capital lease obligations payable in monthly principal and interest (weighted-average imputed interest rate of 2.5%) installments of $23, maturing June 2009	733	—
Credit and Guarantee Agreement ("CGA")(d):
Revolving Credit Facility, maturing July 2008	—	6,000
Term loan C; interest at LIBOR plus applicable margin; fully repaid in 2006	—	138,163
Term loan A; interest at LIBOR plus applicable margin; fully repaid in 2006	—	75,419
Multicurrency Term Loan Facility; interest at LIBOR plus margin; maturing December 2006(e)	17,921	—

	209,705	509,126
Less: current portion	18,660	80,922

Total	$191,045	$428,204

(a)
At September 30, 2005, the 8 5/8% Notes were uncollateralized and subordinated in right of payment for all existing and future indebtedness of the Company. On August 25, 2005, NBTY initiated a cash tender offer (the "Offer") for any and all of the 8 5/8% Notes. On September 23, 2005, NBTY announced the expiration of the Offer with a total of $74,458 aggregate principal amount of 8 5/8% Notes tendered, representing approximately 49.6% of the outstanding 8 5/8% Notes. On September 23, 2005, NBTY issued a Call for Redemption of these 8 5/8% Notes and accepted and paid for the $74,458 aggregate principal amount of 8 5/8% Notes tendered. The redemption price was equal to $1,000 per $1,000 principal amount of the 8 5/8% Notes validly tendered, plus accrued and unpaid interest to the redemption date. On October 24, 2005, the Company redeemed the remaining $75,542 aggregate principal amount of the 8 5/8% Notes outstanding. On such date, the Company paid $706 representing the remaining accrued interest due to the 8 5/8% Note holders and recorded an additional charge of $802 to interest expense in the Consolidated Statements of Income for the fiscal year ended September 30, 2006 representing the unamortized portion of debt issuance costs of $629 and the unamortized bond discount of $173 associated with the original issuance.

(b)
In September 2005, the Company issued 10-year 7 1/8% Senior Subordinated Notes due 2015 in the aggregate principal amount of $200,000 (the "7 1/8% Notes"). The 7 1/8% Notes are guaranteed by all of the Company's domestic subsidiaries and are full, unconditional and joint and several and uncollaterized and subordinated in right of payment for all existing and future indebtedness of the Company. See Note 20 for the Consolidated Financial Statements of the Guarantors of the 7 1/8% Notes. The 7 1/8% Notes are subject to redemption, at the option of the Company, in whole or in part, at any time on or after October 1, 2010, and prior to maturity at certain fixed redemption prices plus accrued interest. In addition, on or prior to October 1, 2008, the Company may redeem in the aggregate up to 35% of the 7 1/8% Notes with the net cash proceeds received by the Company from certain types of equity offerings (as defined), at a redemption value equal to 107.125% of the principal amount plus accrued interest, provided that at least 65% of the aggregate principal amount of notes remains outstanding immediately after any such redemption. The notes do not have any sinking fund requirements. Interest is paid semi-annually on April 1st and October 1st.

  In March 2006 the Company purchased, on the open market, $10,000 face value of the 7 1/8% Notes for $9,575. The Company recorded a gain on extinguishment of debt of $425 and wrote-off $264 of the related unamortized deferred financing fees during the fiscal year ended September 30, 2006 as a result of this transaction.

(c)
The Company entered into a variable rate mortgage with JP Morgan Chase Bank on August 31, 2005 for a loan in the amount of $12,950, payable in monthly principal installments of $72 plus interest at LIBOR plus 1.5%. The mortgage was scheduled to mature on August 31, 2015, with the final payment of the then unpaid principal balance of approximately $4,317. On August 31, 2005, the Company also entered into an interest rate swap agreement ("SWAP") to receive variable rate interest (LIBOR), and pay fixed rate interest (4.71%) which effectively converted the $12,950 mortgage to fixed rate debt. The Company entered into this SWAP as a cash flow hedge in order to fix its interest payments on the mortgage. The SWAP, which was scheduled to expire in August 2015, was amortizing so that the notional amount of the SWAP decreased in tandem, dollar for dollar, with the scheduled principal payments on the mortgage. During the fiscal third quarter 2006 the Company repaid this mortgage in full and extinguished its SWAP contract. See below for further discussion of the SWAP settlement.

(d)
On August 1, 2005, in connection with the Company's acquisition of Solgar, the Company amended and restated its existing credit agreement by adding a new Term Loan A of $120,000 and increasing its existing Revolving Credit Facility from $100,000 to $125,000. During the fiscal year ended September 30, 2005, the Company accelerated payments on such debt. During the fiscal year ended September 30, 2006, the Company paid the balance of Term Loan A and Term Loan C in full.

  Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. At September 30, 2005, the borrowing rates for Term Loan A, Term Loan C and the Revolving Credit

  Facility were approximately 5.25%, 5.875% and 7.75%, respectively. The Company is required to pay a commitment fee, which varies between .25% and .50% per annum, depending on the Company's ratio of consolidated indebtedness to consolidated Adjusted EBITDA, on any unused portion of the revolving credit facility. The CGA defines Adjusted EBITDA as net income, excluding the aggregate amount of all non-cash losses reducing net income (excluding any non-cash losses that result in an accrual of a reserve for cash charges in any future period and the reversal thereof), plus interest, taxes, depreciation and amortization. The Revolving Credit Facility matures July 24, 2008. Virtually all of the Company's assets are collateralized under the amended and restated CGA. Under the CGA, the Company is obligated to maintain various financial ratios and covenants that are typical for such facilities. On November 3, 2006, the Company terminated its CGA and entered into a new Revolving Credit Facility (see Note 22 for further discussion).

(e)
In September 2006, the Company entered into a multicurrency term facility agreement with JP Morgan Chase Bank. At September 30, 2006, the amount outstanding under this facility was a loan denominated in the British Pound Sterling in the amount of £9,575, which approximated $17,921 in US Dollars based upon the exchange rate as of September 30, 2006. The loan is to be paid in full at its maturity date of December 29, 2006. Interest is payable at the maturity date at LIBOR plus applicable margin. At September 30, 2006, the interest rate was approximately 6.30%. The Company is in the process of amending the terms of the facility agreement, see Note 22 for further discussion.

  SWAP Agreement:

        The interest rate swap agreement was extinguished during the Company's fiscal third quarter 2006. This agreement was a contract to exchange floating rate debt for fixed rate interest payments over the life of the agreement without the exchange of the underlying notional amount. The differential paid or received on the interest rate swap agreement was recognized as an adjustment to interest. The Company does not use derivative financial instruments for trading purposes. The Company recorded changes in the fair value of the SWAP through Other Comprehensive Income ("OCI"), net of tax. During the third fiscal quarter of 2006, the SWAP was extinguished and the Company realized a gain of $353. At September 30, 2005, the SWAP was in a liability position valued at $65.

  Capital Lease Obligations:

        During the fiscal year ended September 30, 2006, the Company entered into various capital leases for computer equipment which provide the Company with bargain purchase options at the end of such lease terms.

        The Company's credit arrangements, generally the indenture governing the 7 1/8% Notes ("Indenture") and the CGA, impose certain restrictions on the Company regarding capital expenditures and limit the Company's ability to do any of the following: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay dividends or distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions are subject to certain limitations and exclusions (see Note 14 and Note 22).

        In addition, a default under certain covenants in the Indenture and the CGA, respectively, could result in the acceleration of the Company's payment obligations under the CGA and the Indenture, as the case may be, and, under certain circumstances, in cross-defaults under other debt obligations. These defaults may have a negative effect on the Company's liquidity.

        Required principal payments of long-term debt are as follows:

Fiscal year ending September 30,
2007	$18,660
2008	795
2009	772
2010	606
2011	429
Thereafter	188,443

$209,705

10.    Comprehensive Income

        Total comprehensive income for the Company includes net income, the effects of foreign currency translation, unrealized gains and losses on available-for-sale securities and changes in the fair value of the interest rate swap agreement treated as a cash flow hedging instrument, which are charged or credited to the accumulated other comprehensive income account within stockholders' equity. Total comprehensive income for the fiscal years ended September 30, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Net income, as reported	$111,785	$78,137	$111,849
Changes in:
Unrealized holding gains (losses), net	—	8	21
Interest rate swap valuation adjustments, net	40	(40)	—
Write-off of accumulated other comprehensive income, net(a)	—	566	—
Foreign currency translation adjustments, net	11,431	(5,121)	7,547

Total comprehensive income, net of taxes	$123,256	$73,550	$119,417

(a)
As a result of the sale of assets in a foreign country in the prior period, the Company wrote off the related accumulated comprehensive income.

        Accumulated other comprehensive income as of September 30, 2006 and 2005, net of taxes, was $29,057 and $17,586, respectively. The balance, consisting primarily of net gains on foreign currency translation adjustments of $29,027 and $17,596, at September 30, 2006 and 2005, respectively, has been recorded in the stockholders' equity section of the consolidated balance sheets.

        The change in the cumulative foreign currency translation adjustment primarily relates to the Company's investment in its European subsidiaries and fluctuations in exchange rates between their local functional currencies and the U.S. Dollar.

        During the fiscal year ended September 30, 2006, the Company recorded an increase in its deferred tax liability of $7,212 relating to other comprehensive income earned during the year. During the fiscal year ended September 30, 2005, the Company recorded a decrease in its deferred tax liability of $2,884 relating to other comprehensive losses incurred during the year. During the fiscal year ended September 30, 2004, the Company recorded a deferred income tax liability of $13,939, including $5,302 for prior periods, relating to accumulated other comprehensive income at September 30, 2004. Prior to October 1, 2003, the Company had not recorded a deferred income tax liability relating to accumulated other comprehensive income. Amounts relating to prior periods were not considered material.

11.    Income Taxes

        Income (loss) before income taxes consists of the following components:

	2006	2005	2004
United States	$41,192	$(2,105)	$84,789
Foreign	111,635	121,367	84,216

	$152,827	$119,262	$169,005

        Provision for income taxes consists of the following:

	2006	2005	2004
Federal
Current	$12,022	$(5,089)	$19,610
Deferred	(9,569)	2,882	8,202
State
Current	1,232	273	2,258
Deferred	(792)	473	470
Foreign
Current	39,807	41,414	26,521
Deferred	(1,658)	1,172	95

Total provision	$41,042	$41,125	$57,156

        The following is a reconciliation of the income tax expense computed using the statutory Federal income tax rate to the actual income tax expense and the effective income tax rate.

	2006		2005		2004
	Amount	Percent of pretax income	Amount	Percent of pretax income	Amount	Percent of pretax income
Income tax expense at statutory rate	$53,489	35.0%	$41,742	35.0%	$59,152	35.0%
State income taxes, net of federal income tax benefit	286	0.2%	484	0.4%	1,770	1.0%
Change in valuation allowance	(1,892)	(1.2)%	1,498	1.3%	1,162	0.7%
Goodwill impairment	—	0.0%	2,656	2.2%	—	0.0%
Effect of international operations, including foreign export benefit and earnings indefinitely reinvested under APB23	(675)	(0.4)%	(4,565)	(3.9)%	(4,298)	(2.5)%
Effect of FER provision	(11,289)	(7.4)%	(884)	(0.7)%	—	—
Other, individually less than 5%	1,123	0.7%	194	0.2%	(630)	(0.4)%

	$41,042	26.9%	$41,125	34.5%	$57,156	33.8%

        The decline in the effective rate in fiscal 2006 is mainly attributable to the impact of the Foreign Earnings Repatriation ("FER") provision in the American Jobs Creation Act of 2004, which impacted fiscal 2006 by $11,289 (7.4% impact to the rate).

        The components of deferred tax assets and liabilities are as follows as of September 30:

	2006	2005
Deferred tax assets:
Inventory reserves	$8,305	$7,544
Accrued expenses and reserves not currently deductible	15,366	18,151
Tax credits	9,637	4,196
Capital loss carryforward	—	1,575
Foreign net operating losses	3,321	3,474
Valuation allowance	(7,353)	(9,245)

Total deferred income tax assets, net of valuation allowance	29,276	25,695

Deferred tax liabilities:
Property, plant and equipment	(16,293)	(22,572)
Intangibles	(21,721)	(24,680)
Undistributed foreign earnings	(1,635)	(835)
Other comprehensive income	(18,267)	(11,055)

Total deferred income tax liabilities	(57,916)	(59,142)

Total net deferred income tax liabilities	(28,640)	(33,447)
Less current deferred income tax assets	(26,636)	(23,645)

Long-term deferred income taxes	$(55,276)	$(57,092)

        Deferred tax assets have been recognized to the extent that it is more likely than not that they will be realized. At September 30, 2006, the Company has foreign net operating losses, foreign tax credit and New York State ("NYS") investment tax credit carryforwards of $9,626, $5,605 and $4,032, respectively.

        At September 30, 2006, the Company maintained a valuation allowance of $4,032 against the NYS investment tax credits that expire primarily between 2013 and 2016 and $3,321 against foreign loss carryforwards which expire in accordance with applicable tax law. The Company provides a valuation allowance for these credit and loss carryforwards because it does not consider realization of such assets to be more likely than not.

        The change in the valuation allowance for the fiscal years ended September 30, 2006 and 2005 is as follows:

	2006	2005
Beginning balance	$(9,245)	$(6,614)
Utilization of NYS investment tax credit carryforwards	164	149
Capital loss carryforward	1,575	1
Foreign net operating losses utilized / (generated)	153	(1,648)
Foreign net operating losses acquired	—	(1,133)

Balance at September 30	$(7,353)	$(9,245)

12.    Commitments

Operating Leases

        The Company conducts retail operations under operating leases, which expire at various dates through 2031. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs.

        Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year at September 30, 2006 are as follows for the fiscal year ending September 30:

2007	$90,891
2008	83,209
2009	74,531
2010	61,325
2011	50,801
Thereafter	204,914

$565,671

        Operating lease rent expense (including real estate taxes and maintenance costs) and leases on a month to month basis were approximately $112,534, $112,550 and $104,104 during fiscal 2006, 2005 and 2004, respectively.

Purchase Commitments

        The Company was committed to make future purchases primarily for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $91,966 at September 30, 2006.

Capital Commitments

        The Company had approximately $1,487 in open capital commitments at September 30, 2006, primarily related to manufacturing equipment, as well as computer hardware and software.

Real Estate Tax Incentive Transaction

        In August 2005, the Company entered into a sale-leaseback transaction pursuant to which it sold certain manufacturing assets and its manufacturing facility located in Augusta, Georgia for a total purchase price of $14,973. The purchase price consisted of $14,973 in cash which was simultaneously invested and is subject to an Industrial Revenue Bonds (IRB's) financing agreement. This agreement is intended to permit counties to attract business investment by offering property tax incentives. In accordance with Georgia law, the Company entered into this sale-leaseback agreement with Richmond County ("the County") and acquired an Industrial Development Revenue Bond. The arrangement is structured so that the Company's lease payments to the County equal and offset the County's bond payments to the Company. The Bond is non-recourse to the County, the Company's lease payments are pledged to secure repayment of the Bond, and the lease and bond provide for the legal right of offset. Consequently, in accordance with Financial Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," the investment and lease obligation related to this arrangement have been offset in the Company's Consolidated Balance Sheets. The agreement has a maximum expiration date of 2025. Under the terms of the agreement, the Company must annually submit information regarding the value of the machinery and equipment in service in the county. If the Company had not entered into this transaction, property tax payments would have been higher. The Company can reacquire such property and terminate the agreement at a nominal price of $1 and, accordingly, the subject property is included in property, plant, and equipment in the Company's Consolidated Balance Sheets. If the Company elects to reacquire the subject property prior to the expiration of the arrangement, it may also be required to make certain adjusting property tax payments.

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

Employment and Consulting Agreements

        The Company has employment agreements with two of its executive officers. The agreements, effective October 1, 2002, each have a term of five years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and changes in control of the Company. The annual commitment for salaries to these two officers as of September 30, 2006 was approximately $1,300.

        The Company maintains a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, a director of the Company. The agreement requires Mr. Rudolph to provide consulting services to the Company through December 31, 2007, in exchange for a consulting fee of $450 per year, payable monthly. In addition, Mr. Rudolph receives certain fringe benefits accorded to executives of the Company.

        Five members of the Company's European senior executive staff have service contracts terminable by the Company upon twelve months notice. The annual aggregate commitment for such executive staff as of September 30, 2006 was approximately $1,497.

13.    Earnings Per Share

        Basic earnings per share ("EPS") computations are calculated utilizing the weighted average number of common shares outstanding during the fiscal years. Diluted EPS includes the dilutive effect of outstanding stock options, as if exercised. The following is a reconciliation between basic and diluted EPS:

	2006	2005	2004
Numerator:
Numerator for basic and diluted EPS—Net income	$111,785	$78,137	$111,849

Denominator:
Denominator for basic EPS—weighted-average shares	67,199	67,162	66,793
Effect of dilutive securities—stock options	1,931	1,975	2,276

Denominator for diluted EPS—weighted-average shares	69,130	69,137	69,069

Basic EPS	$1.66	$1.16	$1.67

Diluted EPS	$1.62	$1.13	$1.62

14.    Dividend Restrictions

        The CGA prohibits the Company from paying dividends or making any other distributions (other than dividends payable solely in shares of the Company's common stock) to its stockholders. The Company's Indenture governing its 7 1/8% Notes due 2015 similarly prohibits the Company from paying dividends or making any other distributions (other than dividends payable solely in shares of the Company's stock). In addition, except as specifically permitted in the CGA, the CGA does not allow the Company's subsidiaries to advance or loan money to, or make a capital contribution to or invest in, the Company. Furthermore, except as expressly permitted in the Indenture, the Company's subsidiaries are not permitted to invest in the Company. However, the CGA and the Indenture do permit the Company's subsidiaries to pay dividends to the Company. On November 3, 2006, the Company terminated its CGA and entered into a new Revolving Credit Facility (see Note 22 for further discussion).

15.    Stock Option Plans

        As described in Note 1, effective October 1, 2005 the Company adopted SFAS 123(R). Stock options granted under the Company's plans generally become exercisable on grant date and have a maximum term of ten years. The Company did not grant any stock options during fiscal 2006, 2005 and 2004. See Note 1 for the Company's share-based compensation accounting policy.

        A summary of stock option activity is as follows:

	Fiscal Year Ended September 30,
	2006		2005		2004
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of period	3,825	$5.78	3,864	$5.78	4,204	$5.77
Exercised	(21)	$5.11	(39)	$5.88	(340)	$5.52
Cancelled	(2)	$5.88	—	$—	—	$—

Outstanding at end of period	3,802	$5.79	3,825	$5.78	3,864	$5.78

Exercisable at end of period	3,802	$5.79	3,825	$5.78	3,864	$5.78

Number of shares available for future grant	2,458

        A summary of stock option exercises and related activity is as follows:

	2006	2005	2004
Stock options exercised	21	39	340
Aggregate proceeds	$106	$225	$1,881
Compensation deduction for tax purposes	$41	$594	$3,321
Tax benefit credited to Capital in excess of par	$15	$220	$1,228

        The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$4.75–$6.19	3,802	3.3	$5.79	3,802	$5.79

16.    Employee Benefit Plans

        The Company sponsors a Retirement Savings Plan consisting of a 401(k) plan covering substantially all employees with more than six months of service. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from one percent to 50 percent of their annual compensation to the Plan, limited to a maximum annual amount as set, and periodically updated, by the Internal Revenue Service. Company match contributions are 100% of employee contributions, up to two percent of the employee's gross earnings to an annual maximum match contribution of $4 per employee. Employees become fully vested in employer match contributions after three years of service.

        The Company also sponsors an Employee Stock Ownership Plan (ESOP) which covers substantially all employees who are employed at calendar year end and have completed one year of service (providing they worked at least the minimum number of hours as required by the terms of the plan during such plan year). As of September 30, 2006, all shares of the plan have been allocated to participants' accounts. The ESOP's assets consist of the Company common stock and a small amount of cash. Total ESOP shares are considered to be shares outstanding for earnings per share calculations.

        The ESOP is designed to comply with Section 4975(e)(7) and the regulations thereunder of the Internal Revenue Code of 1986, as amended (Code) and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Contributions to the ESOP are made on a voluntary basis by the Company in the form of the Company's stock or cash, which is invested by the plan's trustee in the Company's stock. There is no minimum contribution required in any one year. There are no contributions required or permitted to be made by an employee. All contributions are allocated to participant accounts as defined by the plan. Employees become vested in their respective accounts after five years of service, as defined in plan document, provided the ESOP is not considered top-heavy. If the ESOP is considered top-heavy, employees will become vested in the plan beginning in year 2 in increments of 20% per year over the subsequent four years of service.

        The ESOP held approximately 3.5% and 4.0% of the outstanding common stock of the Company for the benefit of all participants as of September 30, 2006 and 2005, respectively.

        The accompanying financial statements reflect contributions to these plans of approximately $5,032, $4,386 and $6,142 during fiscal 2006, 2005 and 2004, respectively.

        Certain international subsidiaries of the Company, mainly in the U.K., have company-sponsored defined contribution plans to comply with local statutes and practices. The accompanying financial statements reflect contributions to these plans by such subsidiaries in the approximate amount of $2,009, $1,146 and $922 during fiscal 2006, 2005 and 2004, respectively.

17.    Litigation Summary and Indemnification of Officers and Directors

Prohormone products

  New York Action

        On July 25, 2002, a putative class-action lawsuit was filed against Vitamin World, Inc., alleging that Vitamin World engaged in deceptive trade practices and false advertising with respect to the sale of certain prohormone supplements and that the plaintiffs were therefore entitled to equitable and monetary relief under the New York General Business Law. Similar complaints were filed against other companies in the vitamin and nutritional supplement industry. By Decision and Order filed July 18, 2006, the Court granted Vitamin World's motion for summary judgment and dismissed all claims. The plaintiffs have appealed.

  California Action

        On July 25, 2002, a putative consumer class-action lawsuit was filed in California state court against MET-Rx USA, Inc. ("MET-Rx"), an indirect subsidiary of Rexall Sundown, Inc. ("Rexall"),

claiming that the advertising and marketing of certain prohormone supplements were false and misleading, or alternatively, that the prohormone products contained ingredients that were controlled substances under California law. Plaintiffs seek equitable and monetary relief. On June 18, 2004, this case was coordinated with several other class-action cases brought against other companies relating to the sale of products containing androstenediol, one of the prohormones contained in MET-Rx products. The coordinated proceedings have been assigned to a coordination judge for further pretrial proceedings. No trial date has been set, the court has not yet certified a class, and the matter is currently in discovery. The Company has defended vigorously against the claims asserted. Because this action is still in the early stages, no determination can be made at this time as to its final outcome, nor can its materiality be accurately ascertained.

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

Nutrition Bars

        Rexall and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. The Company has defended this action vigorously. Until recently, the case was stayed for all purposes, pending rulings on relevant cases before the California Supreme Court. The Court has now lifted the stay and has permitted Rexall and the other defendants to re-raise a motion for judgment on the pleadings. The court has scheduled a conference on that motion for January 10, 2007. Based upon the information available at this time, the Company believes that its accrual is adequate for the exposure in the nutrition bar litigation. However, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

Shareholder Litigation

        From June 24, 2004 through September 3, 2004, six separate shareholder class-actions were filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of New York, on behalf of shareholders who purchased shares of the Company's common stock between February 9, 2004 and July 22, 2004 (the potential "Class Period"). The actions allege that the Company failed to disclose material facts during the Class Period that resulted in a decline in the price of its stock after June 16, 2004 and July 22, 2004, respectively. The Court consolidated the six class-actions in March 2005 and appointed lead plaintiff and counsel. The lead plaintiffs filed a consolidated amended complaint alleging an amended class period from November 10, 2003 to July 22, 2004. Along with the officers and directors, the Company filed a motion to dismiss the action. The motion was denied on May 1, 2006, and the matter is now in discovery.

        In addition to the shareholder class-actions, two shareholder derivative actions were filed in the Eastern District of New York, on July 9, 2004 and August 26, 2004, respectively, against certain of the Company's officers and directors. The Company is named as a nominal defendant. The two derivative actions which were consolidated were predicated upon the allegations set forth in the shareholder class-actions and alleged improper sales of the Company's shares by certain officers and directors. On December 27, 2004, the District Court granted the Company's motion to dismiss this complaint. The plaintiffs filed an appeal. The Second Circuit Court of Appeals affirmed the dismissal on December 20, 2005. By letter dated February 27, 2006, one of the derivative plaintiffs whose claim was dismissed demanded that the Company's board of directors file a civil action against certain officers and directors in connection with the allegations set forth in that derivative plaintiff's original complaint. The board rejected this shareholder demand based upon its prior investigation of a similar demand by another alleged shareholder, as described below.

        An additional shareholder derivative action was filed on October 7, 2004 in the Supreme Court of the State of New York, Suffolk County, alleging breaches of fiduciary duties by the Company's individual directors and officers. The Company is named as a nominal defendant. The derivative claims are predicated upon the same allegations as in the dismissed Eastern District consolidated derivative action and upon claims arising from the Company's 2003 acquisition of Rexall. The shareholder who filed this derivative action agreed to voluntarily discontinue it in light of the dismissal of the Eastern District consolidated derivative action. A stipulation of dismissal was filed.

        Also, a purported shareholder of the Company delivered a demand in July 2004 that the Company's board of directors commence a civil action against certain of the Company's officers and directors based on certain of the allegations described above. The Company's board of directors, based on the investigation and recommendation of a special committee of the Board, determined not to commence any such lawsuit. On or about April 28, 2005, a second state court derivative action was filed in the Supreme Court of the State of New York, Suffolk County, by this purported shareholder alleging wrongful rejection of his demand and breaches of fiduciary duties by some of the Company's individual directors and officers. The Company is named as a nominal defendant. This derivative complaint is predicated upon the same allegations as the dismissed Eastern District consolidated derivative action. Along with the named officers and directors, the Company has filed a motion to dismiss.

        The Company and its named officers and directors believe these suits are without merit and vigorously have defended these actions. Given the early stages of the proceedings, however, no determination can be made at this time as to the final outcome of these actions, nor can their materiality be accurately ascertained. The Company maintains policies of directors' and officers' personal liability insurance.

        In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability and intellectual property claims) arise in the ordinary course of the Company's business. The Company believes that such other inquiries, claims, suits and complaints would not have a material adverse effect on the Company's consolidated financial condition or results of operations, if determined against the Company.

Indemnification of Officers and Directors

        The Company is incorporated under the laws of Delaware. Section 145(a) of the Delaware General Corporation Law (the "DGCL") provides that a corporation may indemnify officers and directors of the corporation against expenses incurred by them if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceedings, if they had no reasonable cause to believe that their conduct was unlawful.

        As permitted by the DGCL, the Company has provided in its certificate of incorporation for the indemnification to the full extent permitted by Section 145 of the DGCL of the persons who may be indemnified pursuant thereto. Further, the Company has provided in its certificate of incorporation that a director of the corporation shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the DGCL, or (iv) for any transaction from which the director derived an improper personal benefit.

        Finally, the directors and officers of the Company are covered by directors' and officers' insurance policies maintained by the Company.

18.    Segment Information

        The Company is organized by sales segments on a worldwide basis. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measures of performance are the net sales, gross profit and income or loss from operations (prior to corporate allocations) of each segment, as this is the key performance indicator(s) reviewed by management. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, IT, and various other corporate level activity related expenses. Such unallocated expenses remain within corporate. Corporate also includes the manufacturing assets of the Company and, accordingly, certain items associated with these activities, remain unallocated in the corporate segment. The European Retail operation does not include the impact of any intercompany transfer pricing. The accounting policies of all operating segments are the same as those described in the summary of significant accounting policies in Note 1.

        The Company reports four segments: Wholesale / US Nutrition; North American Retail; European Retail; and Direct Response/Puritan's Pride. All of the Company's products fall into one or more of these four segments. The Wholesale / US Nutrition segment is comprised of several divisions, each targeting specific market groups which include wholesalers, distributors, chains, pharmacies, health food stores, bulk and international customers. The North American Retail segment generates revenue through its 476 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its Canadian operation of 95 Company-owned Le Naturiste stores and 1 franchised Le Naturiste store. The European Retail segment generates revenue through its 596 Company-owned stores and 21 franchised stores. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees. The Direct Response/Puritan's Pride segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phoning customer service representatives in New York, Illinois or the United Kingdom.

        The following table represents key financial information of the Company's business segments:

	2006	2005	2004
Wholesale/US Nutrition:
Net sales	$885,146	$747,234	$734,293
Income from operations(a)	$75,823	$67,873	$112,224
Depreciation and amortization	$10,159	$9,923	$10,474
Capital expenditures	$2,211	$1,090	$1,929
North American Retail:
Net sales	$234,215	$224,008	$216,431
Income (loss) from operations(b)	$332	$(26,216)	$(120)
Depreciation and amortization	$4,884	$6,756	$10,848
Capital expenditures	$2,116	$4,082	$7,682
Stores open at end of period	572	643	557
European Retail:
Net sales	$564,933	$566,140	$495,808
Income from operations	$143,456	$151,459	$120,323
Depreciation and amortization	$11,174	$13,175	$12,370
Capital expenditures	$5,416	$11,455	$15,794
Stores open at end of period	617	612	602
Direct Response/Puritan's Pride:
Net sales	$195,928	$199,805	$205,499
Income from operations	$52,748	$52,254	$65,265
Depreciation and amortization	$5,051	$5,079	$5,403
Capital expenditures	$1,231	$385	$260
Corporate/Manufacturing:
Corporate expenses	$(97,140)	$(107,684)	$(108,149)
Interest	$(25,924)	$(26,475)	$(24,663)
Miscellaneous, net	$3,532	$8,051	$4,125
Depreciation and amortization—manufacturing	$17,285	$16,216	$16,005
Depreciation and amortization—other	$7,495	$7,134	$6,580
Capital expenditures—manufacturing	$20,745	$34,675	$6,288
Capital expenditures—other	$3,589	$19,829	$10,747

18.    Segment Information

	2006	2005	2004
Consolidated totals:
Net sales	$1,880,222	$1,737,187	$1,652,031
Income before provision for income taxes	$152,827	$119,262	$169,005
Depreciation and amortization	$56,048	$58,283	$61,680
Capital expenditures	$35,308	$71,516	$42,700
Reconciliation to Income before provision for income taxes:
Wholesale/US Nutrition—Income from operations(a)	$75,823	$67,873	$112,224
North American Retail—Income from operations(b)	332	(26,216)	(120)
European Retail—Income from operations	143,456	151,459	120,323
Direct Response/Puritan's Pride—Income from operations	52,748	52,254	65,265
Corporate/Manufacturing—Corporate expenses	(97,140)	(107,684)	(108,149)
Corporate/Manufacturing—Interest	(25,924)	(26,475)	(24,663)
Corporate/Manufacturing—Miscellaneous, net	3,532	8,051	4,125

Income before provision for income taxes	$152,827	$119,262	$169,005

  (a)
  Includes trademarked brand impairment charge of $10,450 and other impairments of $920 for the fiscal year ended September 30, 2006 (see Note 7).

  (b)
  Includes goodwill and property, plant and equipment impairment charges of $3,141, $11,204 and $2,603 for the fiscal years ended September 30, 2006, 2005 and 2004, respectively (see Note 7).

	2006	2005	2004
Net sales by location of customer
United States	$1,153,536	$1,086,126	$1,091,192
United Kingdom	547,890	525,093	457,564
Holland	43,717	42,168	39,007
Ireland	17,385	15,950	12,816
Canada	32,290	14,419	1,948
Other foreign countries	85,404	53,431	49,504

Consolidated net sales	$1,880,222	$1,737,187	$1,652,031

	2006	2005
Long-lived assets—Property, plant and equipment, goodwill and other intangible assets
United States	$455,663	$484,100
United Kingdom	202,332	196,471
Holland	12,868	13,412
Ireland	8,190	7,155
Canada	9,422	10,094
Other foreign countries	3,090	4,368

Consolidated long-lived assets	$691,565	$715,600

        The Company's identifiable assets by segment as of September 30, 2006 and 2005 are as follows:

	2006	2005
Wholesale/US Nutrition	$469,875	$549,631
North American Retail/Vitamin World	47,298	55,304
European Retail/Holland & Barrett/GNC (UK)	312,973	335,640
Direct Response/Puritan's Pride	64,784	69,269
Corporate/Manufacturing	409,380	472,458

Consolidated assets	$1,304,310	$1,482,302

        Approximately 35% and 34% of the Company's net sales for the fiscal years ended September 30, 2006 and 2005, respectively, were denominated in currencies other than U.S. dollars, principally British Pounds, Euros and Canadian Dollars. Approximately 31% of the Company's net sales for the fiscal year ended September 30, 2004 was denominated in currencies other than U.S. dollars, principally British Pounds and Euros. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company, as this would result in a decrease in the Company's consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of assets and total liabilities as of September 30, 2006 and 2005:

	2006	2005
Total Assets	28%	26%
Total Liabilities	19%	10%

19.    Related Party Transactions

        An entity owned by a relative of a director and the Chief Executive Officer received sales commissions from the Company of $677, $693 and $732 in fiscal 2006, 2005 and 2004, respectively.

20.    Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

        The 7 1/8% Notes are guaranteed by all of the Company's domestic subsidiaries. The Solgar domestic subsidiary became a guarantor of the 7 1/8% Notes effective July 1, 2006. See Note 9—Long-Term Debt, for additional information regarding the 7 1/8% Notes. The Company's domestic subsidiaries are wholly-owned by the Company. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

  (1)
  Condensed consolidating balance sheets as of September 30, 2006 and 2005, and statements of income and statements of cash flows for the fiscal years ended September 30, 2006, 2005 and 2004 of (a) NBTY Inc., the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries, and (d) the Company on a consolidated basis, and

  (2)
  Elimination entries necessary to consolidate NBTY Inc., the parent, with guarantor and non-guarantor subsidiaries.

        The condensed consolidating financial statements are presented using the equity method of accounting for investments in wholly-owned subsidiaries. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company's share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto.

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2006

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$59,966	$9,385	$20,454	$—	$89,805
Accounts receivable, net	—	72,932	16,222	—	89,154
Intercompany	(808,655)	165,124	643,531	—	—
Inventories	—	284,717	76,729	(6,950)	354,496
Deferred income taxes	—	25,923	713	—	26,636
Prepaid expenses and other
current assets	—	25,221	17,040	—	42,261

Total current assets	(748,689)	583,302	774,689	(6,950)	602,352
Property, plant and equipment, net	37,613	208,065	63,759	—	309,437
Goodwill	—	93,844	142,115	—	235,959
Other intangible assets, net	—	116,141	30,028	—	146,169
Other assets	—	10,354	39	—	10,393
Note Receivable—Intercompany	374,320	—	—	(374,320)	—
Investments in subsidiaries	1,393,822	—	—	(1,393,822)	—

Total assets	$1,057,066	$1,011,706	$1,010,630	$(1,775,092)	$1,304,310

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$608	$131	$17,921	$—	$18,660
Accounts payable	—	40,943	23,268	—	64,211
Accrued expenses and other current liabilities	4,819	84,807	38,142	—	127,768

Total current liabilities	5,427	125,881	79,331	—	210,639
Long-term debt, net of current portion	190,805	240	374,320	(374,320)	191,045
Deferred income taxes	19,883	31,013	4,380	—	55,276
Other liabilities	1,519	3,179	3,220	—	7,918

Total liabilities	217,634	160,313	461,251	(374,320)	464,878
Commitments and contingencies
Stockholders' Equity:
Common stock	538	—	—	—	538
Capital in excess of par	138,777	352,019	301,272	(653,291)	138,777
Retained earnings	671,060	499,374	261,508	(760,882)	671,060
Accumulated other comprehensive income	29,057	—	(13,401)	13,401	29,057

Total stockholders' equity	839,432	851,393	549,379	(1,400,772)	839,432

Total liabilities and stockholders' equity	$1,057,066	$1,011,706	$1,010,630	$(1,775,092)	$1,304,310

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2005

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$28,028	$(2,085)	$41,339	$—	$67,282
Investments	39,900	—	—	—	39,900
Accounts receivable, net	—	54,241	18,985	—	73,226
Intercompany	(477,810)	40,242	437,568	—	—
Inventories	—	386,503	107,771	(2,939)	491,335
Deferred income taxes	—	23,630	15	—	23,645
Prepaid expenses and other current assets	—	28,694	25,775	—	54,469

Total current assets	(409,882)	531,225	631,453	(2,939)	749,857
Property, plant and equipment, net	41,053	195,582	83,893	—	320,528
Goodwill	—	77,879	150,868	—	228,747
Other intangible assets, net	—	115,254	51,071	—	166,325
Other assets	—	16,816	29	—	16,845
Note Receivable—Intercompany	353,920	—	—	(353,920)	—
Investments in subsidiaries	1,244,402	—	—	(1,244,402)	—

Total assets	$1,229,493	$936,756	$917,314	$(1,601,261)	$1,482,302

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$80,922	$—	$—	$—	$80,922
Accounts payable	—	36,522	36,198	—	72,720
Accrued expenses and other current liabilities	(8,790)	83,680	45,597	—	120,487

Total current liabilities	72,132	120,202	81,795	—	274,129
Long-term debt, net of current portion	428,204	—	353,920	(353,920)	428,204
Deferred income taxes	11,890	43,384	1,818	—	57,092
Other liabilities	1,212	3,505	2,105	—	6,822

Total liabilities	513,438	167,091	439,638	(353,920)	766,247

Commitments and contingencies
Stockholders' equity:
Common stock	537	—	—	—	537
Capital in excess of par	138,657	352,019	301,272	(653,291)	138,657
Retained earnings	559,275	417,646	188,021	(605,667)	559,275
Accumulated other comprehensive income	17,586	—	(11,617)	11,617	17,586

Total stockholders' equity	716,055	769,665	477,676	(1,247,341)	716,055

Total liabilities and stockholders' equity	$1,229,493	$936,756	$917,314	$(1,601,261)	$1,482,302

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED SEPTEMBER 30, 2006

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,297,931	$651,105	$(68,814)	$1,880,222

Costs and expenses:
Cost of sales	—	790,446	270,565	(68,814)	992,197
Advertising, promotion and catalog	—	85,051	18,563	—	103,614
Selling, general and administrative	83,164	284,936	230,642	—	598,742
Trademark impairment	—	10,450	—	—	10,450

	83,164	1,170,883	519,770	(68,814)	1,705,003

Income from operations	(83,164)	127,048	131,335	—	175,219

Other income (expense):
Equity in income of subsidiaries	155,215	—	—	(155,215)	—
Intercompany interest	22,829	—	(22,829)	—	—
Interest	(25,658)	(2)	(264)	—	(25,924)
Miscellaneous, net	1,451	(1,311)	3,392	—	3,532

	153,837	(1,313)	(19,701)	(155,215)	(22,392)

Income before provision for income taxes	70,673	125,735	111,634	(155,215)	152,827
(Benefit)/provision for income taxes	(41,112)	44,007	38,147	—	41,042

Net income	$111,785	$81,728	$73,487	$(155,215)	$111,785

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED SEPTEMBER 30, 2005

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,182,266	$606,715	$(51,794)	$1,737,187

Costs and expenses:
Cost of sales	—	702,560	244,878	(51,794)	895,644
Advertising, promotion and catalog	—	98,201	9,804	—	108,005
Selling, general and administrative	92,217	285,241	210,708	—	588,166
Goodwill impairment	—	7,589	97	—	7,686

	92,217	1,093,591	465,487	(51,794)	1,599,501

Income from operations	(92,217)	88,675	141,228	—	137,686

Other income (expense):
Equity in income of subsidiaries	134,238	—	—	(134,238)	—
Intercompany interest	24,797	—	(24,797)	—	—
Interest	(25,129)	(1,341)	(5)	—	(26,475)
Miscellaneous, net	(34)	5,040	3,045	—	8,051

	133,872	3,699	(21,757)	(134,238)	(18,424)

Income before provision for income taxes	41,655	92,374	119,471	(134,238)	119,262
(Benefit)/provision for income taxes	(36,482)	35,021	42,586	—	41,125

Net income	$78,137	$57,353	$76,885	$(134,238)	$78,137

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED SEPTEMBER 30, 2004

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,197,960	$508,042	$(53,971)	$1,652,031

Costs and expenses:
Cost of sales	—	667,795	208,588	(53,971)	822,412
Advertising, promotion and catalog	—	75,203	10,035	—	85,238
Selling, general and administrative	81,936	287,483	185,419	—	554,838

	81,936	1,030,481	404,042	(53,971)	1,462,488

Income from operations	(81,936)	167,479	104,000	—	189,543

Other income (expense):
Equity in income of subsidiaries	166,746	—	—	(166,746)	—
Intercompany interest	21,680	—	(21,680)	—	—
Interest	(24,665)	—	2	—	(24,663)
Miscellaneous, net	1,793	437	1,895	—	4,125

	165,554	437	(19,783)	(166,746)	(20,538)

Income before provision for income taxes	83,618	167,916	84,217	(166,746)	169,005
(Benefit)/provision for income taxes	(28,231)	58,771	26,616	—	57,156

Net income	$111,849	$109,145	$57,601	$(166,746)	$111,849

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FISCAL YEAR ENDED SEPTEMBER 30, 2006

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$111,785	$81,728	$73,487	$(155,215)	$111,785
Adjustments to reconcile net income to net cash & cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(155,215)	—	—	155,215	—
Provision relating to impairments and disposals of property, plant and equipment	97	3,032	1,291	—	4,420
Depreciation and amortization	7,495	35,075	13,478	—	56,048
Foreign currency transaction (gain)/ loss	(169)	2,066	(46)	—	1,851
Amortization and write-off of deferred financing costs	3,975	—	—	—	3,975
Amortization and write-off of bond discount	379	—	—	—	379
Gain on extinguishment of debt	(425)	—	—	—	(425)
Gain on settlement of interest rate SWAP	(353)	—	—	—	(353)
Trademark impairment	—	10,450	—	—	10,450
Provision for doubtful accounts	—	1,135	292	—	1,427
Inventory reserves	—	8,453	455	—	8,908
Excess income tax benefit from exercise of stock options	(15)	—	—	—	(15)
Deferred income taxes	—	(10,361)	(1,658)	—	(12,019)
Changes in operating assets and liabilities:
Accounts receivable	—	(13,398)	(2,658)	—	(16,056)
Inventories	—	128,476	2,993	—	131,469
Prepaid expenses and other current assets	—	1,557	9,548	—	11,105
Other assets	—	1,954	—	—	1,954
Accounts payable	—	2,875	(7,727)	—	(4,852)
Accrued expenses and other liabilities	13,610	(841)	(9,857)	—	2,912

Net cash (used in) provided by operating activities	(18,836)	252,201	79,598	—	312,963

Cash flows from investing activities:
Intercompany accounts	327,737	(211,373)	(116,364)	—	—
Purchase of property, plant and equipment	3,274	(32,164)	(6,418)	—	(35,308)
Proceeds from sale of property, plant and equipment	—	1,081	345	—	1,426
Proceeds from sale of available-for-sale marketable securities	39,900	—	—	—	39,900
Purchase price adjustment and settlements, net	—	1,845	—	—	1,845
Purchase/ sale of intangible assets	—	(150)	(328)	—	(478)

Net cash provided by (used in) investing activities	370,911	(240,761)	(122,765)	—	7,385

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(312,074)	(33)	—	—	(312,107)
Proceeds from short-term borrowings	—	—	18,204	—	18,204
Principal payments under the Revolving Credit Facility	(11,000)	—	—	—	(11,000)
Proceeds from borrowings under the Revolving Credit Facility	5,000	—	—	—	5,000
Proceeds from settlement of interest rate SWAP	353	—	—	—	353
Excess income tax benefit from exercise of stock options	15	—	—	—	15
Proceeds from stock options exercised	105	—	—	—	105

Net cash (used in) provided by financing activities	(317,601)	(33)	18,204	—	(299,430)

Effect of exchange rate changes on cash and cash equivalents	(2,536)	63	4,078	—	1,605

Net increase (decrease) in cash and cash equivalents	31,938	11,470	(20,885)	—	22,523
Cash and cash equivalents at beginning of year	28,028	(2,085)	41,339	—	67,282

Cash and cash equivalents at end of year	$59,966	$9,385	$20,454	$—	$89,805

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FISCAL YEAR ENDED SEPTEMBER 30, 2005

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$78,137	$57,353	$76,885	$(134,238)	$78,137
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(134,238)	—	—	134,238	—
Provision for impairments and disposals of property, plant and equipment	46	5,425	—	—	5,471
Depreciation and amortization	7,095	36,866	14,322	—	58,283
Foreign currency transaction (gain) / loss	264	(4,377)	(173)	—	(4,286)
Amortization of deferred financing costs	2,398	—	—	—	2,398
Amortization of bond discount	152	—	—	—	152
Loss on bond redemption	790	—	—	—	790
Compensation expense for ESOP	2,583	—	—	—	2,583
Impairment on asset held for sale	—	1,908	—	—	1,908
Gain on sale of business assets	—	565	(2,564)	—	(1,999)
Goodwill impairment	—	7,589	97	—	7,686
(Recovery of) provision for doubtful accounts	—	(184)	366	—	182
Inventory reserves	—	9,479	21	—	9,500
Excess income tax benefit from exercise of stock options	220	—	—	—	220
Deferred income taxes	77	3,278	1,172	—	4,527
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	27,577	1,777	—	29,354
Inventories	—	(86,623)	(811)	—	(87,434)
Prepaid expenses and other current assets	—	669	(2,282)	—	(1,613)
Other assets	—	(139)	—	—	(139)
Accounts payable	—	(21,363)	(7,156)	—	(28,519)
Accrued expenses and other liabilities	(3)	7,341	1,309	—	8,647

Net cash (used in) provided by operating activities	(42,479)	45,364	82,963	—	85,848

Cash flows from investing activities:
Intercompany accounts	50,526	2,788	(53,314)	—	—
Purchase of property, plant and equipment	(5,880)	(53,529)	(12,107)	—	(71,516)
Proceeds from sale of property, plant and equipment	11	265	22	—	298
Proceeds from sale of property, plant and equipment held for sale	—	9,950	—	—	9,950
Proceeds from sale of business assets	—	—	5,766	—	5,766
Purchase of available-for-sale marketable securities	(39,900)	—	—	—	(39,900)
Cash paid for acquisitions, net of cash acquired	(131,397)	—	—	—	(131,397)
Purchase price dispute settlements, net	(12,794)	—	4,558	—	(8,236)
Purchase / sale of intangible assets	—	30	(563)	—	(533)
Purchase of industrial revenue bonds	(14,973)	—	—	—	(14,973)

Net cash used in investing activities	(154,407)	(40,496)	(55,638)	—	(250,541)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(138,117)	—	(427)	—	(138,544)
Proceeds from borrowings under long-term debt agreements	132,950	—	—	—	132,950
Proceeds from sale-leaseback	14,973	—	—	—	14,973
Principal payments under the Revolving Credit Facility	(20,000)	—	—	—	(20,000)
Proceeds from borrowings under the Revolving Credit Facility	26,000	—	—	—	26,000
Bond issuance costs	(3,329)	—	—	—	(3,329)
Proceeds from stock options exercised	225	—	—	—	225
Proceeds from bond offering, net of discount	198,234	—	—	—	198,234
Purchase of treasury stock	(176)	—	—	—	(176)

Net cash provided by (used in) financing activities	210,760	—	(427)	—	210,333

Effect of exchange rate changes on cash and cash equivalents	941	—	(1,050)	—	(109)

Net increase in cash and cash equivalents	14,815	4,868	25,848	—	45,531
Cash and cash equivalents at beginning of year	13,213	(6,953)	15,491	—	21,751

Cash and cash equivalents at end of year	$28,028	$(2,085)	$41,339	$—	$67,282

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FISCAL YEAR ENDED SEPTEMBER 30, 2004

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$111,849	$109,145	$57,601	$(166,746)	$111,849
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(166,746)	—	—	166,746	—
Provision for impairments and disposals of property, plant and equipment	—	739	817	—	1,556
Depreciation and amortization	6,605	42,476	12,599	—	61,680
Foreign currency transaction (gain) / loss	(1,643)	268	122	—	(1,253)
Amortization of deferred financing costs	3,955	—	—	—	3,955
Amortization of bond discount	7	—	—	—	7
Compensation expense for ESOP	4,090	—	—	—	4,090
Provision for doubtful accounts	—	3,074	—	—	3,074
Inventory reserves	—	16,070	—	—	16,070
Excess income tax benefit from exercise of stock options	1,228	—	—	—	1,228
Deferred income taxes	(1,158)	9,830	95	—	8,767
Changes in operating assets and liabilities:
Accounts receivable	—	8,882	(470)	(16,563)	(8,151)
Inventories	—	(66,902)	(5,986)	—	(72,888)
Prepaid expenses and other current assets	—	(2,474)	(1,621)	—	(4,095)
Other assets	—	(1,937)	—	—	(1,937)
Accounts payable	—	9,571	(2,378)	—	7,193
Accrued expenses and other liabilities	(678)	(19,876)	(7,218)	16,563	(11,209)

Net cash (used in) provided by operating activities	(42,491)	108,866	53,561	—	119,936

Cash flows from investing activities:
Intercompany accounts	173,145	(99,577)	(73,568)	—	—
Purchase of property, plant and equipment	(9,761)	(16,968)	(15,971)	—	(42,700)
Proceeds from sale of property, plant and equipment	—	1,065	—	—	1,065
Proceeds from sale of bond investment	4,158	—	—	—	4,158

Net cash provided by (used in) investing activities	167,542	(115,480)	(89,539)	—	(37,477)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(117,100)	—	—	—	(117,100)
Payments for financing fees	(500)	—	—	—	(500)
Proceeds from stock options exercised	1,881	—	—	—	1,881

Net cash used in financing activities	(115,719)	—	—	—	(115,719)

Effect of exchange rate changes on cash and cash equivalents	1,375	—	4,287	—	5,662

Net increase (decrease) in cash and cash equivalents	10,707	(6,614)	(31,691)	—	(27,598)
Cash and cash equivalents at beginning of year	2,506	(339)	47,182	—	49,349

Cash and cash equivalents at end of year	$13,213	$(6,953)	$15,491	$—	$21,751

21.    Quarterly Results of Operations (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for fiscal 2006 and 2005 (amounts may not equal fiscal year totals due to rounding):

	Quarter ended
Fiscal 2006:	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
Net sales	$455,270	$481,743	$475,297	$467,912
Gross profit	209,321	230,612	218,703	229,389
Income before income taxes	30,663	29,913	40,960	51,290
Net income	22,920	21,300	29,901	37,663
Net income per basic share	$.34	$.32	$.44	$.56
Net income per diluted share	$.33	$.31	$.43	$.54
	Quarter ended
Fiscal 2005:	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005
Net sales	$420,269	$442,714	$438,986	$435,218
Gross profit	208,315	216,633	218,026	198,568
Income before income taxes	45,429	31,713	27,443	14,677
Net income	29,893	20,867	15,966	11,412
Net income per basic share	$.45	$.31	$.24	$.17
Net income per diluted share	$.43	$.30	$.23	$.17

        Income before income taxes and Net income amounts above include an inventory valuation adjustment ($1,983) for the fourth quarter of fiscal 2006 and impairment charges recorded in each respective quarter as follows (see Note 7):

	Quarter ended
Fiscal 2006:	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
Impairment charges	$3,560	$10,209	$6	$736
	Quarter ended
Fiscal 2005:	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005
Impairment charges	$—	$—	$10,989	$215

22.    Subsequent Events

        On August 13, 2006, the Company entered into a purchase agreement to acquire 100% of the stock of Zila Nutraceuticals, Inc. ("ZNI"), a division of Zila, Inc. ("Zila"), for $37,500 in cash and up to a $3,000 contingent cash payment which is based upon the EBITDA performance of ZNI during the one-year period following the closing. The $37,500 purchase price includes an estimated $6,800 of working capital and is subject to a post-closing adjustment based on the final ZNI working capital at closing. ZNI manufactures and markets Ester-C®, which is known throughout multiple markets including health food stores and mass market retailers. This acquisition represents an opportunity for the Company to enhance its presence in key markets. ZNI had approximately $21,000 in net revenue for the twelve months ended July 31, 2006. On September 27, 2006, Zila shareholders approved this transaction and on October 2, 2006, the Company completed this acquisition. The $37,500 purchase price was paid by the Company out of cash on hand.

        On November 3, 2006, the Company entered into a Revolving Credit Agreement (the "Credit Agreement") with JP Morgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Bank of America, N.A., BNP Paribas, Citibank, N.A., and HSBC Bank USA, National Association, as Co-Syndication Agents. The Credit Agreement provides for revolving credit loans in the aggregate principal amount of up to $325,000 to be used for (a) the repayment of all obligations outstanding under the Company's prior credit agreement (which consisted solely of commitment fees since the Company had previously repaid all amounts borrowed under the prior credit agreement), (b) working capital and other general corporate purposes, and (c) acquisitions. In connection with the Credit Agreement, the Company's prior credit agreement was terminated. The terms and requirements of the Credit Agreement are substantially the same as the prior credit agreement. The Company's obligations under the Credit Agreement are secured by substantially all of its assets and are guaranteed by certain subsidiaries of the Company, in each case to the extent set forth in the Guarantee and Collateral Agreement (the "Guarantee") that was entered into on November 3, 2006.

        In September 2006, the Company entered into a multicurrency term facility agreement with JP Morgan Chase Bank. The facility matures on December 29, 2006. The Company is currently in the process of amending the terms of the facility agreement to extend such maturity from 90 days to two years.

SCHEDULE II
NBTY, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
For the years ended September 30, 2006, 2005 and 2004

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
	(Dollars in thousands)
Fiscal year ended September 30, 2006:
Inventory reserves	$13,956	$8,908	$—		$(11,845)		$11,019
Allowance for doubtful accounts	$9,155	$1,427	$—		$(221	)(a)	$10,361
Promotional program incentive allowance	$43,837	$137,138	$—		$(150,536)		$30,439
Allowance for sales returns	$15,616	$28,113	$—		$(32,951	)(b)	$10,778
Valuation allowance for deferred tax assets	$9,245	$1,315	$—		$(3,207)		$7,353
Fiscal year ended September 30, 2005:
Inventory reserves	$17,562	$9,500	$—		$(13,106)		$13,956
Allowance for doubtful accounts	$9,389	$182	$—		$(416	)(a)	$9,155
Promotional program incentive allowance	$37,495	$142,999	$383	(c)	$(137,040)		$43,837
Allowance for sales returns	$9,108	$45,444	$143	(c)	$(39,079	)(b)	$15,616
Valuation allowance for deferred tax assets	$6,614	$1,648	$1,133	(c)	$(150)		$9,245
Fiscal year ended September 30, 2004:
Inventory reserves	$4,648	$16,070	$—		$(3,156)		$17,562
Allowance for doubtful accounts	$7,100	$3,074	$—		$(785	)(a)	$9,389
Promotional program incentive allowance	$23,185	$72,666	$—		$(58,356)		$37,495
Allowance for sales returns	$7,313	$42,041	$—		$(40,246	)(b)	$9,108
Valuation allowance for deferred tax assets	$5,452	$2,269	$—		$(1,107)		$6,614

(a)
Uncollectibe accounts written off.

(b)
Represents actual product returns.

(c)
Represents the opening balance sheet allowances from the Le Naturiste, SISU and Solgar acquisitions.

S-1

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, INC. (Registrant)
By:	/s/ SCOTT RUDOLPH Scott Rudolph Chairman and Chief Executive Officer

Dated: December 11, 2006

        Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT RUDOLPH Scott Rudolph	Chairman and Chief Executive Officer (Principal Executive Officer)	December 11, 2006
/s/ HARVEY KAMIL Harvey Kamil	President and Chief Financial Officer (Principal Operating Officer, Principal Financial and Accounting Officer)	December 11, 2006
/s/ ARTHUR RUDOLPH Arthur Rudolph	Director	December 11, 2006
/s/ ARAM G. GARABEDIAN Aram G. Garabedian	Director	December 11, 2006
/s/ MURRAY DALY Murray Daly	Director	December 11, 2006
/s/ GLENN COHEN Glenn Cohen	Director	December 11, 2006

/s/ MICHAEL L. ASHNER Michael L. Ashner	Director	December 11, 2006
/s/ MICHAEL C. SLADE Michael C. Slade	Director	December 11, 2006
/s/ PETER WHITE Peter White	Director	December 11, 2006
/s/ NEIL KOENIG Neil Koenig	Director	December 11, 2006

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE.
NBTY, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006 TABLE OF CONTENTS
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
PART IV
NBTY, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
NBTY, Inc. and Subsidiaries Consolidated Balance Sheets September 30, 2006 and 2005 (dollars and shares in thousands, except per share amounts)
NBTY, Inc. and Subsidiaries Consolidated Statements of Income Years Ended September 30, 2006, 2005 and 2004 (dollars and shares in thousands, except per share amounts)
NBTY, Inc. and Subsidiaries Consolidated Statements of Cash Flows Years Ended September 30, 2006, 2005 and 2004 (dollars in thousands)
NBTY, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Continued) Years Ended September 30, 2006, 2005 and 2004 (dollars in thousands)
NBTY, Inc. and Subsidiaries Notes to Consolidated Financial Statements Years Ended September 30, 2006, 2005 and 2004 (dollars and shares in thousands, except per share amounts)
NBTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2006
NBTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2005
NBTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF INCOME YEAR ENDED SEPTEMBER 30, 2006
NBTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF INCOME YEAR ENDED SEPTEMBER 30, 2005
NBTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF INCOME YEAR ENDED SEPTEMBER 30, 2004
NBTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FISCAL YEAR ENDED SEPTEMBER 30, 2006
NBTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FISCAL YEAR ENDED SEPTEMBER 30, 2005
NBTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FISCAL YEAR ENDED SEPTEMBER 30, 2004
SCHEDULE II NBTY, INC. AND SUBSIDIARIES Valuation and Qualifying Accounts For the years ended September 30, 2006, 2005 and 2004
SIGNATURES