Form 10-Q
period 2006-12-31
NBTY INC
filed 2007-02-06
CIK 70793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2006

or

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to

Commission File Number:  001-31788

NBTY, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2228617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Orville Drive
Bohemia, New York 11716

(Address of principal executive offices) (Zip Code)

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

The number of shares of Common Stock (par value $.008 per share) outstanding as of January 30, 2007 was 67,218,639.

NBTY, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FISCAL QUARTER ENDED DECEMBER 31, 2006
INDEX

FORWARD-LOOKING STATEMENTS

INFORMATION CONTAINED IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF NBTY, INC. AND ITS SUBSIDIARIES (COLLECTIVELY, THE ‘‘COMPANY’’). IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS ‘‘SUBJECT TO,’’ ‘‘BELIEVE,’’ ‘‘EXPECT,’’ ‘‘PLAN,’’ ‘‘PROJECT,’’ ‘‘ESTIMATE,’’ ‘‘INTEND,’’ ‘‘MAY,’’ ‘‘SHOULD,’’ ‘‘CAN,’’ OR ‘‘ANTICIPATE,’’ OR THE NEGATIVE THEREOF, OR VARIATIONS THEREON, OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH ARE INHERENTLY UNCERTAIN. SIMILARLY, DISCUSSIONS OF STRATEGY ALTHOUGH BELIEVED TO BE REASONABLE, ARE ALSO FORWARD-LOOKING STATEMENTS AND ARE INHERENTLY UNCERTAIN. ALL FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM PROJECTED RESULTS. FACTORS WHICH MAY MATERIALLY AFFECT SUCH FORWARD-LOOKING STATEMENTS INCLUDE: (I) SLOW OR NEGATIVE GROWTH IN THE NUTRITIONAL SUPPLEMENT INDUSTRY; (II) INTERRUPTION OF BUSINESS OR NEGATIVE IMPACT ON SALES AND EARNINGS DUE TO ACTS OF GOD, ACTS OF WAR, TERRORISM, BIO-TERRORISM, CIVIL UNREST OR DISRUPTION OF MAIL SERVICE; (III) ADVERSE PUBLICITY REGARDING NUTRITIONAL SUPPLEMENTS; (IV) OUR INABILITY TO RETAIN CUSTOMERS OF COMPANIES (OR MAILING LISTS) RECENTLY ACQUIRED; (V) INCREASED COMPETITION; (VI) INCREASED COSTS; (VII) LOSS OR RETIREMENT OF KEY MEMBERS OF OUR MANAGEMENT; (VIII) INCREASES IN OUR COST OF BORROWINGS OR UNAVAILABILITY OF ADDITIONAL DEBT OR EQUITY CAPITAL, OR BOTH; (IX) UNAVAILABILITY OF, OR INABILITY TO CONSUMMATE, ADVANTAGEOUS ACQUISITIONS IN THE FUTURE, OR OUR INABILITY TO INTEGRATE THE ACQUISITIONS INTO THE MAINSTREAM OF OUR BUSINESS; (X) CHANGES IN GENERAL WORLDWIDE ECONOMIC AND POLITICAL CONDITIONS IN THE MARKETS IN WHICH WE MAY COMPETE FROM TIME TO TIME; (XI) OUR INABILITY TO GAIN OR HOLD MARKET SHARE OF OUR WHOLESALE OR RETAIL CUSTOMERS ANYWHERE IN THE WORLD; (XII) UNAVAILABILITY OF ELECTRICITY IN CERTAIN GEOGRAPHICAL AREAS; (XIII) OUR INABILITY TO OBTAIN OR RENEW INSURANCE OR THE COSTS OF SAME; (XIV) EXPOSURE TO AND EXPENSE OF DEFENDING AND RESOLVING PRODUCT LIABILITY CLAIMS, INTELLECTUAL PROPERTY CLAIMS AND OTHER LITIGATION; (XV) OUR INABILITY TO IMPLEMENT OUR BUSINESS STRATEGY SUCCESSFULLY; (XVI) OUR INABILITY TO MANAGE OUR RETAIL, WHOLESALE, MANUFACTURING AND OTHER OPERATIONS EFFICIENTLY; (XVII) CONSUMER ACCEPTANCE OF OUR PRODUCTS; (XVIII) OUR INABILITY TO RENEW LEASES FOR OUR RETAIL LOCATIONS; (XIX) THE INABILITY OF OUR RETAIL STORES TO ATTAIN OR MAINTAIN PROFITABILITY; (XX) THE ABSENCE OF CLINICAL TRIALS FOR MANY OF OUR PRODUCTS; (XXI) SALES AND EARNINGS VOLATILITY OR TRENDS FOR US AND OUR MARKET SEGMENTS; (XXII) THE EFFICACY OF OUR INTERNET AND ON-LINE SALES AND MARKETING STRATEGIES; (XXIII) FLUCTUATIONS IN FOREIGN CURRENCIES, INCLUDING THE BRITISH POUND, THE EURO AND THE CANADIAN DOLLAR; (XXIV) IMPORT-EXPORT CONTROLS ON SALES TO FOREIGN COUNTRIES; (XXV) OUR INABILITY TO SECURE FAVORABLE NEW SITES FOR, AND DELAYS IN OPENING, NEW RETAIL LOCATIONS; (XXVI) INTRODUCTION OF, AND COMPLIANCE WITH, NEW FEDERAL, STATE, LOCAL OR FOREIGN LEGISLATION OR REGULATION, OR ADVERSE DETERMINATIONS BY REGULATORS ANYWHERE IN THE WORLD (INCLUDING THE BANNING OF PRODUCTS) AND, MORE PARTICULARLY, PROPOSED GOOD MANUFACTURING PRACTICES AND SECTION 404 REQUIREMENTS OF THE SARBANES-OXLEY ACT OF 2002 IN THE UNITED STATES, AND THE FOOD SUPPLEMENTS DIRECTIVE AND TRADITIONAL HERBAL MEDICINAL PRODUCTS DIRECTIVE IN EUROPE;

(XXVII) THE MIX OF OUR PRODUCTS AND THE PROFIT MARGINS THEREON; (XXVIII) THE AVAILABILITY AND PRICING OF RAW MATERIALS; (XXIX) RISK FACTORS DISCUSSED ELSEWHERE IN THIS REPORT AND IN THE FORM 10-K for the fiscal year ended September 30, 2006; (XXX) ADVERSE EFFECTS ON US OF INCREASED GASOLINE PRICES AND POTENTIALLY REDUCED TRAFFIC FLOW TO OUR RETAIL LOCATIONS; (XXXI) ADVERSE TAX DETERMINATIONS; (XXXII) THE LOSS OF A SIGNIFICANT CUSTOMER; AND (XXXIII) OTHER FACTORS BEYOND OUR CONTROL.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NBTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	December 31,	September 30,
	2006	2006
Assets
Current assets:
Cash and cash equivalents	$49,996	$89,805
Investments	59,874	—
Accounts receivable, less allowance for doubtful accounts of $10,080 at December 31, 2006 and $10,361 at September 30, 2006	94,102	89,154
Inventories	366,735	354,496
Deferred income taxes	26,670	26,636
Prepaid expenses and other current assets	39,000	42,261
Total current assets	636,377	602,352
Property, plant and equipment, net of accumulated depreciation of $305,241 and $296,069, respectively	319,634	309,437
Goodwill	248,064	235,959
Other intangible assets, net	164,470	146,169
Other assets	29,107	10,393
Total assets	$1,397,652	$1,304,310
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$797	$18,660
Accounts payable	71,040	64,211
Accrued expenses and other current liabilities	142,495	127,768
Total current liabilities	214,332	210,639
Long-term debt, net of current portion	209,671	191,045
Deferred income taxes	64,431	55,276
Other liabilities	10,920	7,918
Total liabilities	499,354	464,878
Commitments and contingencies
Stockholders’ equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 67,214 shares at December 31, 2006 and 67,212 shares at September 30, 2006	538	538
Capital in excess of par	138,809	138,777
Retained earnings	721,916	671,060
Accumulated other comprehensive income	37,035	29,057
Total stockholders’ equity	898,298	839,432
Total liabilities and stockholders’ equity	$1,397,652	$1,304,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	For the three months
	ended December 31,
	2006	2005
Net sales	$506,237	$455,270
Costs and expenses:
Cost of sales	247,047	245,949
Advertising, promotion and catalog	26,763	25,160
Selling, general and administrative	151,939	145,655
	425,749	416,764
Income from operations	80,488	38,506
Other income (expense):
Interest	(5,063)	(8,992)
Miscellaneous, net	1,339	1,149
	(3,724)	(7,843)
Income before provision for income taxes	76,764	30,663
Provision for income taxes	25,908	7,743
Net income	$50,856	$22,920
Net income per share:
Basic	$0.76	$0.34
Diluted	$0.73	$0.33
Weighted average common shares outstanding:
Basic	67,213	67,193
Diluted	69,331	69,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)
(Dollars and shares in thousands)

					Accumulated
	Common Stock		Capital		Other	Total	Total
	Number of		in Excess	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	of Par	Earnings	Income	Equity	Income
Balance, September 30, 2005	67,191	$537	$138,657	$559,275	$17,586	$716,055
Components of comprehensive income:
Net income				111,785		111,785	$111,785
Foreign currency translation adjustment and other, net of taxes					11,471	11,471	11,471
							$123,256
Exercise of stock options	21	1	105			106
Tax benefit from exercise of stock options			15			15
Balance, September 30, 2006	67,212	538	138,777	671,060	29,057	839,432
Components of comprehensive income:
Net income				50,856		50,856	$50,856
Foreign currency translation adjustment and other, net of taxes					7,978	7,978	7,978
							$58,834
Exercise of stock options	2	—	12			12
Tax benefit from exercise of stock options			20			20
Balance, December 31, 2006	67,214	$538	$138,809	$721,916	$37,035	$898,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the three months
	ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$50,856	$22,920
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision relating to impairments and disposals of property, plant and equipment	392	2,281
Depreciation and amortization	14,231	14,144
Foreign currency transaction loss	318	276
Amortization and write-off of deferred financing costs	1,303	1,554
Amortization and write-off of bond discount	31	204
(Recovery of) / provision for doubtful accounts	(135)	255
Inventory reserves	2,292	2,783
Deferred income taxes	3,886	1,161
Excess income tax benefit from exercise of stock options	(20)	(15)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,516)	(11,882)
Inventories	(5,087)	52,750
Prepaid expenses and other current assets	4,443	10,056
Other assets	(163)	2
Accounts payable	2,834	2,883
Accrued expenses and other liabilities	10,241	240
Net cash provided by operating activities	82,906	99,612
Cash flows from investing activities:
Purchase of property, plant and equipment	(6,212)	(9,488)
Proceeds from sale of property, plant and equipment	—	41
Purchase of available-for-sale investments	(214,718)	—
Proceeds from sale of available-for-sale investments	154,844	39,900
Cash paid for acquisitions, net of cash acquired	(38,219)	—
Restricted cash	(18,360)	—
Purchase price settlements, net	—	1,586
Purchase of intangible assets	—	(228)
Net cash (used in) provided by investing activities	(122,665)	31,811

(Continued)

NBTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the three months
	ended December 31,
	2006	2005
Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	$(196)	$(121,220)
Principal payments under the Revolving Credit Facility	—	(6,000)
Payments for financing fees	(1,649)	—
Excess income tax benefit from exercise of stock options	20	15
Proceeds from stock options exercised	12	18
Net cash used in financing activities	(1,813)	(127,187)
Effect of exchange rate changes on cash and cash equivalents	1,763	(1,660)
Net increase in cash and cash equivalents	(39,809)	2,576
Cash and cash equivalents at beginning of period	89,805	67,282
Cash and cash equivalents at end of period	$49,996	$69,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

1. Principles of Consolidation and Basis of Presentation

These condensed consolidated financial statements include the accounts of NBTY, Inc. and its wholly-owned subsidiaries (“NBTY” or the “Company”). All significant intercompany transactions and balances have been eliminated. These condensed consolidated financial statements are unaudited. However, such statements reflect all adjustments, which in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include all information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The September 30, 2006 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results for the full fiscal year ending September 30, 2007 or for any other period.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

•       sales returns and other allowances;

•       allowance for doubtful accounts;

•       inventory valuation and obsolescence;

•       valuation and recoverability of long-lived and indefinite-lived intangible assets including the values assigned to acquired intangible assets, goodwill and property, plant and equipment;

•       income taxes; and

•       accruals for the outcome of current litigation.

Management continually reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. Based on these reviews, estimates are adjusted as deemed appropriate. Actual results could differ from those estimates.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments approximates fair value due to their short maturities and variable interest rates, with the exception of the 7 1/8% Senior Subordinated Notes. The face value and the fair value of the 7 1/8% Senior Subordinated Notes at December 31, 2006, based on then quoted market prices, was $190,000 and $187,625, respectively.

Significant Customers and Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts), investments and trade accounts receivable. The Company mitigates its risk by investing in or through major financial institutions. At December 31, 2006, the Company’s investments consisted of auction rate securities which were classified as available-for-sale investments and reported at fair value (which approximates cost). The Company believes that no significant concentration of credit risk existed at December 31, 2006 with respect to these securities.

The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. Collections and payments from customers are continuously monitored. The Company maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

For the three months ended December 31, 2006 and 2005 the following individual customers accounted for the following percentages of the Wholesale / US Nutrition division’s net sales, respectively:

	% of Wholesale / US Nutrition division’s net sales
	Three months ended December 31,
	2006	2005
Customer A	7%	11%
Customer B	16%	15%
Customer C	11%	8%

Customer A is primarily a supplier to Customer B. Therefore, the loss of Customer B would likely result in the loss of most of the net sales to Customer A. While no one customer represented, individually, more than 10 percent of the Company’s consolidated net sales for the three months ended December 31, 2006 and 2005, the loss of any one of these customers would have a material adverse effect on the Wholesale/US Nutrition division if the Company were unable to replace such customer(s).

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

The following individual customers accounted for 10% or more of the Wholesale/US Nutrition division’s total gross accounts receivable as of December 31, 2006 and September 30, 2006, respectively:

	December 31,	September 30,
	2006	2006
Customer B	11%	12%
Customer C	13%	9%

Accounts receivable are presented net of the following reserves at December 31, 2006 and September 30, 2006:

	December 31,	September 30,
	2006	2006
Allowance for sales returns	$10,496	$10,778
Promotional program incentive allowance	32,696	30,439
	$43,192	$41,217

Supplemental Disclosure of Cash Flow Information

	For the three months
	ended December 31,
	2006	2005
Cash interest paid (net of capitalized interest of $201 and $438, respectively)	$7,105	$4,231
Cash income taxes paid (net of refunds of $409 and $8,303, respectively)	$12,101	$(608)
Non-cash investing and financing information:
Acquisitions accounted for under the purchase method:
Fair value of assets acquired	$47,579	$—
Liabilities assumed	(9,313)	—
Less: Cash acquired	(47)	—
Net cash paid	$38,219	$—
Property, plant and equipment additions included in accounts payable	$1,311	$1,282

Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. This statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company will adopt SFAS 157 on October 1, 2008. The Company is currently evaluating the impact of adopting this standard in its consolidated financial statements and related disclosures.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

The FASB ratified the consensuses reached in Emerging Issues Task Force (“EITF” or, the “Task Force”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The Task Force reached a consensus that the scope of the Issue includes any tax assessed by a governmental authority that is both imposed on and current with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The scope of this Issue excludes tax schemes that are based on gross receipts and taxes that are imposed during the inventory procurement process. The presentation of taxes within the scope of this Issue on either a gross or a net basis is an accounting policy decision that should be disclosed under Accounting Principles Board (“APB”) Opinion No. 22, “Disclosure of Accounting Policies.”  Furthermore, for taxes reported on a gross basis, a company should disclose the aggregate amount of those taxes in interim and annual financial statements for each period for which an income statement is presented if that amount is significant. The disclosures required under this consensus should be applied retrospectively to interim and annual financial statements for all periods presented, if those amounts are significant. The consensus in EITF 06-3 should be applied to interim and annual reporting periods beginning after December 15, 2006. The Company will adopt EITF 06-3 on January 1, 2007, the second fiscal quarter of the fiscal year ending September 30, 2007. The Company does not anticipate that the adoption will have a significant impact on its consolidated financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in tax positions and requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 on October 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 in its financial statements.

2. Acquisitions

The Company accounts for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.”  Under the purchase method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over their estimated fair values is recorded as goodwill.  The fair value assigned to the tangible and intangible assets acquired and liabilities assumed is based upon estimates and assumptions developed by management and other information compiled by management, including a valuation.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

Fiscal 2007 Acquisitions

Zila Nutraceuticals, Inc.

On October 2, 2006 the Company acquired 100% of the stock of Zila Nutraceuticals, Inc., a division of Zila, Inc. Once acquired, the Company changed the name of Zila Nutraceuticals, Inc. to The Ester-C Company (“Ester-C”). Ester-C manufactures and markets Ester-C®, which is known throughout multiple markets including health food stores and mass market retailers. This acquisition represents an opportunity for the Company to enhance its presence in key markets. The purchase price for Ester-C was $37,500 in cash and up to a $3,000 contingent cash payment which is based upon EBITDA (as defined in the purchase agreement) of Ester-C during the one-year period following the closing. The $37,500 purchase price includes approximately $6,800 of working capital and is subject to a post-closing adjustment based on the final Ester-C working capital at closing. The Company also incurred approximately $766 of direct transaction costs for a total purchase price of approximately $38,266, subject to adjustment for the items noted above. The goodwill associated with this acquisition is deductible for tax purposes. Ester-C had approximately $21,000 in net revenue for the twelve months ended July 31, 2006. The $37,500 purchase price was paid by the Company out of cash on hand. This acquisition contributed $4,082 in net sales and $2,991 of operating income to NBTY’s wholesale segment for the fiscal first quarter ended December 31, 2006.  The Company is in the process of completing the allocation of the purchase price to the net assets acquired and liabilities assumed.

Fiscal 2006 Acquisitions

In fiscal 2006, the Company did not acquire any businesses.

Fiscal 2005 Acquisitions

Solgar

On August 1, 2005, the Company acquired substantially all of the assets of Solgar Vitamin and Herb, a division of Wyeth Consumer Healthcare (“Wyeth”) for a purchase price of $115,000 in cash. Solgar, a prominent supplement company established in 1947, manufactures and distributes premium-branded nutritional supplements including multivitamins, minerals, botanicals and specialty formulas designed to meet the specific needs of men, women, children and seniors. Solgar’s headquarters and major manufacturing facility are located in Bergen County, New Jersey. Solgar’s products are sold at nearly 10,000 health food stores, natural product stores, natural pharmacies and specialty stores across the United States and internationally. The Solgar acquisition strengthened NBTY’s presence in the health food store market, as the Solgar brand focused on serving the needs of the independent health food store across the United States and internationally.

SISU

On June 8, 2005, the Company acquired SISU, Inc. (“SISU”), a Canadian-based manufacturer and distributor of premium quality vitamins and supplements sold to independent health food stores. The purchase price for this business was approximately $8,224 in cash.  None of the goodwill associated with this acquisition will be deductible for tax purposes.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

The Company has not yet finalized the working capital adjustment (as defined in the purchase agreement) relating to the SISU acquisition. The purchase agreement stipulates an adjustment to the purchase price between buyer and seller for the excess or shortfall of the final working capital threshold as stated in such agreement. The Company and SISU’s seller are in a dispute with respect to the calculation of the final working capital. Upon the resolution of this dispute, final allocations to the acquired assets and liabilities could result in future adjustments to goodwill and actual results may differ from those presented herein. Although management believes that the current allocation of the estimated purchase price is reasonable, the final allocation may differ significantly from the amounts reflected in the accompanying consolidated financial statements.

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

3. Investments

At December 31, 2006, investments consisted of auction rate securities, which are long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which occurs every 7 to 35 days. These investments are recorded at fair value; any unrealized gains/losses are included in other comprehensive income, unless a loss is determined to be other than temporary. Despite the long-term nature of their stated contractual maturities, there is a ready liquid market for these securities based on the interest rate reset mechanism. The Company classifies such securities as current assets in the accompanying balance sheets because the Company has the ability and intent to sell these securities as necessary to meet its current liquidity requirements. As of December 31, 2006, there were no unrealized holding gains or losses.

Interest income included in ‘‘Miscellaneous, net’’ in the Condensed Consolidated Statements of Income was $880 and $733 for the three months ended December 31, 2006 and 2005, respectively.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

4. Comprehensive Income

Comprehensive income includes net income, the effects of foreign currency translation, unrealized gains and losses on available-for-sale securities and changes in the fair value of the interest rate swap agreement treated as a cash flow hedge, which are charged or credited to accumulated other comprehensive income, net of tax. Comprehensive income for the three months ended December 31, 2006 and 2005 was as follows:

	For the three months
	ended December 31,
	2006	2005
Net income, as reported	$50,856	$22,920
Changes in:
Unrealized holding gains (losses)	5	(2)
Interest rate swap valuation adjustments	—	2
Foreign currency translation adjustments	7,973	(5,070)
Total comprehensive income	$58,834	$17,850

The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in its European subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. Dollar.

During the three months ended December 31, 2006, the Company recorded an increase in its deferred tax liability of $5,012 relating to other comprehensive income earned during the period. During the three months ended December 31, 2005, the Company recorded a decrease in its deferred tax liability of $3,187 relating to other comprehensive losses incurred during the period.

5.   Inventories

The components of inventories were as follows:

	December 31,	September 30,
	2006	2006
Raw materials	$96,108	$89,186
Work-in-process	10,579	11,409
Finished goods	260,048	253,901
Total	$366,735	$354,496

6.   Net Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding during the three month periods ended December 31, 2006 and 2005. Diluted net income per share includes the dilutive effect of outstanding stock options, which resulted in a dilutive effect of 2,118 and 1,841 shares for the three months ended December 31, 2006 and 2005, respectively. There were no outstanding stock options at December 31, 2006 and 2005, respectively, that would have been anti-dilutive in the calculation of dilutive net income per share.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

7.   Goodwill and Other Intangible Assets, net

Goodwill

Goodwill represents the excess purchase price over the fair value of identifiable net assets of companies acquired. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company tests goodwill annually as of September 30, the last day of its fourth fiscal quarter, of each year unless an event occurs that would indicate the value is impaired at an interim date.

The changes in the carrying amount of goodwill by segment for the three month period ended December 31, 2006, were as follows:

	Wholesale / US Nutrition	European Retail	Direct Response/ Puritan’s Pride	Consolidated
Balance at September 30, 2006	$73,253	$147,509	$15,197	$235,959
Acquisition of Ester-C	5,713			5,713
Foreign currency translation	(69)	6,461		6,392
Balance at December 31, 2006	$78,897	$153,970	$15,197	$248,064

The Company is in the process of completing the allocation of the purchase price to the net assets acquired and liabilities assumed for the acquisition of Ester-C. Accordingly, the goodwill amount associated with this acquisition is preliminary.

Other Intangible Assets

Other definite lived intangibles are amortized on a straight-line basis over periods not exceeding 20 years. The carrying amounts of acquired other intangible assets as of December 31, 2006 and September 30, 2006 were as follows:

	December 31, 2006		September 30, 2006
	Gross		Gross		Amortization
	carrying	Accumulated	carrying	Accumulated	period
	amount	amortization	amount	amortization	(years)
Definite lived intangible assets
Brands	$97,964	$12,691	$82,675	$11,449	20
Customer lists	62,047	33,260	62,025	32,278	2-15
Private label and customer relationships	39,876	3,752	34,211	3,167	10-20
Trademarks and licenses	17,719	5,528	17,146	5,123	2-20
Covenants not to compete	3,026	2,731	3,034	2,705	3-5
	220,632	57,962	199,091	54,722
Indefinite lived intangible asset
Trademark	1,800	—	1,800	—
Total intangible assets	$222,432	$57,962	$200,891	$54,722

Aggregate amortization expense of definite lived intangible assets included in “Selling, general and administrative” expenses for the three months ended December 31, 2006 and 2005 was approximately $3,308 and $3,123, respectively.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

Assuming no changes in the Company’s definite lived intangible assets, estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the fiscal year ending September 30,
2007	$12,986
2008	$12,834
2009	$11,609
2010	$11,506
2011	$11,465

8.   Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows:

	December 31,	September 30,
	2006	2006
Accrued compensation and related taxes	$27,593	$26,247
Income taxes payable	32,702	22,268
Accrued purchases	19,190	13,379
Litigation	11,726	12,294
Other	51,284	53,580
	$142,495	$127,768

9.   Long-Term Debt

Long-term debt consisted of the following:

	December 31,	September 30,
	2006	2006
Senior debt:
7-1/8% Senior subordinated notes due 2015 (“7-1/8% Notes”), net of unamortized discount of $1,526 and $1,557 at December 31, 2006 and September 30, 2006, respectively (a)	$188,474	$188,443
Mortgage:
First mortgage payable in monthly principal and interest (7.375%) installments of $55, maturing May 2011	2,490	2,608
Capital Leases:
Capital lease obligations payable in monthly principal and interest (weighted-average imputed interest rate of 3.5%) installments of $28, maturing on or before June 2009	750	733
Multicurrency Term Loan Facility; interest at LIBOR plus margin; maturing December 2008 (b)	18,754	17,921
	210,468	209,705
Less: current portion	797	18,660
Total	$209,671	$191,045

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

(a)           In September 2005, the Company issued 10-year 7 1/8% Senior Subordinated Notes due 2015 in the aggregate principal amount of $200,000 (the “7 1/8% Notes”). The 7 1/8% Notes are guaranteed by all of the Company’s domestic subsidiaries and are full, unconditional and joint and several and uncollaterized and subordinated in right of payment for all existing and future indebtedness of the Company. The 7 1/8% Notes are subject to redemption, at the option of the Company, in whole or in part, at any time on or after October 1, 2010, and prior to maturity at certain fixed redemption prices plus accrued interest. In addition, on or prior to October 1, 2008, the Company may redeem in the aggregate up to 35% of the 7 1/8% Notes with the net cash proceeds received by the Company from certain types of equity offerings (as defined), at a redemption value equal to 107.125% of the principal amount plus accrued interest, provided that at least 65% of the aggregate principal amount of notes remains outstanding immediately after any such redemption. The notes do not have any sinking fund requirements. Interest is paid semi-annually on April 1st and October 1st.   During fiscal 2006, the Company purchased, on the open market, $10,000 face value of the 7 1/8% Notes for $9,575. The Company recorded a gain on extinguishment of debt of $425 and wrote-off $264 of the related unamortized deferred financing fees during the fiscal year ended September 30, 2006 as a result of this transaction.

(b)          In September 2006, the Company entered into a multicurrency term facility agreement with JP Morgan Chase Bank. During the fiscal quarter ended December 31, 2006, the Company amended the terms of the facility to extend the maturity to December 2008. As part of the amendment, the Company is required to maintain cash collateral in the amount of the outstanding loan balance.  As a result, the cash collateral, which is considered restricted as to withdrawal or use, of $18,754, is included in Other Assets within the Condensed Consolidated Balance Sheet at December 31, 2006.  At December 31, 2006, the amount outstanding under this facility was a loan denominated in the British Pounds Sterling in the amount of £9,575, which approximated $18,754 in US Dollars based upon the exchange rate as of December 31, 2006. Interest is payable in quarterly installments at LIBOR plus applicable margin. At December 31, 2006, the interest rate was approximately 6.30%.

Revolving Credit Agreement (“RCA”)

On November 3, 2006, the Company entered into a Revolving Credit Agreement (“RCA”) with JP Morgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Bank of America, N.A., BNP Paribas, Citibank, N.A., and HSBC Bank USA, National Association, as Co-Syndication Agents. The RCA provides for revolving credit loans in the aggregate principal amount of up to $325,000 to be used for (a) the repayment of all obligations outstanding under the Company’s prior credit agreement (which consisted solely of commitment fees since the Company had previously repaid all amounts borrowed under the prior credit agreement), (b) working capital and other general corporate purposes, and (c) acquisitions. In connection with the RCA, the Company’s prior credit agreement was terminated. At December 31, 2006, there were no borrowings outstanding under the RCA. The terms and requirements of the RCA are substantially the same as the prior credit agreement. The Company’s obligations under the RCA are secured by substantially all of its assets and are guaranteed by certain subsidiaries of the Company, in each case to the extent set forth in the Guarantee and Collateral Agreement (the “Guarantee”) that was entered into on November 3, 2006.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. The Company is required to pay a commitment fee, which varies between .20% and ..375% per annum, depending on the Company’s ratio of consolidated indebtedness to consolidated Adjusted EBITDA, on any unused portion of the revolving credit facility. The RCA defines Adjusted EBITDA as net income, excluding the aggregate amount of all non-cash losses reducing net income (excluding any non-cash losses that results in an accrual of a reserve for cash charges in any future period and the reversal thereof), plus interest, taxes, depreciation and amortization. Virtually all of the Company’s assets are collateralized under the RCA. Under the RCA, the Company is obligated to maintain various financial ratios and covenants that are typical for such facilities.  The Company was in compliance with all financial covenants under the RCA as of December 31, 2006.

Capital Lease Obligations

The Company entered into various capital leases for computer equipment which provide the Company with bargain purchase options at the end of such lease terms.

10.   Income Taxes

The Company’s provision for income taxes is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business, and the Company’s ability to utilize state tax credits that expire between 2013 and 2016. Therefore, the Company’s overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended December 31, 2006 was 33.8%, compared to 25.3% for the prior comparable period. The effective income tax rates are generally less than the U.S. federal statutory tax rate, primarily due to the enhanced structure of foreign subsidiaries which could also continue to impact future fiscal quarters, as well as the impact of a provision of the American Jobs Creation Act of 2004 related to Foreign Earnings Repatriation which only impacted the quarters in fiscal year 2006.

11.   Impairments of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), carrying values are reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying values may not be recoverable from the estimated future cash flows. The estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. Management considers a history of cash flow losses on a store by store basis to be its primary indicator of potential impairment.

During the three months ended December 31, 2006 and 2005, management evaluated certain retail stores that had reached a certain level of maturity and were sustaining operating losses for an impairment review under the provisions of SFAS 144. During the three months ended December 31, 2006 and 2005, the Company recognized impairment charges of $353 and $2,125, respectively on assets to be held and used. The impairment charges related primarily to leasehold improvements and furniture and fixtures for

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

North American Retail operations and were included in the Consolidated Statements of Income under the caption “Selling, general and administrative” expenses for the three months ended December 31, 2006 and 2005, respectively.

12.   Employee Benefits Plans

The Company maintains defined contribution plans which collectively cover substantially all full-time U.S. based employees. The defined contribution plans are funded through employer contributions to the Employee Stock Ownership Plan and through employees’ contributions and employer’s matching contributions to the 401(k) plan. The accompanying financial statements reflect contributions to these plans of approximately $475 and $668 for the three months ended December 31, 2006 and 2005, respectively.

Certain international subsidiaries of the Company (mainly in the U.K.) have company sponsored defined contribution plans to comply with local statutes and practices. The accompanying financial statements reflect contributions to these plans by such subsidiaries in the approximate amount of $383 and $259 for the three months ended December 31, 2006 and 2005, respectively.

13.   Segment Information

The Company is organized by sales segments on a worldwide basis. The Company’s management reporting system evaluates performance based on a number of factors; however, the primary measures of performance are the net sales, gross profit and income or loss from operations (prior to corporate allocations) of each segment, as these are the key performance indicators reviewed by management. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, IT, and various other corporate level activity related expenses. Such unallocated expenses remain within corporate. Corporate also includes the manufacturing assets of the Company and, accordingly, certain items associated with these activities, remain unallocated in the corporate segment. Management evaluates the European Retail operations excluding the impact of any intercompany transfer pricing.

The Company reports four segments: Wholesale / US Nutrition; North American Retail; European Retail; and Direct Response/Puritan’s Pride. All of the Company’s products fall into one or more of these four segments. The Wholesale / US Nutrition segment is comprised of several divisions, each targeting specific market groups which include wholesalers, distributors, supermarket and drug store chains, pharmacies, health food stores, bulk and international customers. The North American Retail segment generates revenue through its 473 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its Canadian operation of 92 Company-owned Le Naturiste stores and 1 franchised Le Naturiste store. The European Retail segment generates revenue through its 597 Company-owned stores and 22 franchised stores. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees. The Direct Response/Puritan’s Pride segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phoning customer service representatives in New York, Illinois or the United Kingdom.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

The following table represents key financial information of the Company’s business segments:

	For the three months
	ended December 31,
	2006	2005
Wholesale / US Nutrition:
Net sales	$246,728	$224,239
Income from operations	$49,589	$23,981
Depreciation and amortization	$2,789	$2,554
Capital expenditures	$329	$965
North American Retail:
Net sales	$54,973	$58,442
Income (loss) from operations	$1,087	$(3,392)
Depreciation and amortization	$1,137	$1,473
Capital expenditures	$178	$896
Stores open at end of period	566	625
European Retail:
Net sales	$152,966	$139,566
Income from operations	$38,824	$35,788
Depreciation and amortization	$2,828	$2,658
Capital expenditures	$2,474	$897
Stores open at end of period	619	610
Direct Response/Puritan’s Pride:
Net sales	$51,570	$33,023
Income from operations	$15,593	$6,628
Depreciation and amortization	$1,265	$1,255
Capital expenditures	$660	$272
Corporate/Manufacturing:
Corporate expenses	$(24,605)	$(24,499)
Interest	$(5,063)	$(8,992)
Miscellaneous, net	$1,339	$1,149
Depreciation and amortization—manufacturing	$4,331	$4,331
Depreciation and amortization—other	$1,881	$1,873
Capital expenditures—manufacturing	$1,047	$5,961
Capital expenditures—other	$1,524	$497

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	For the three months
	ended December 31,
	2006	2005
Consolidated totals:
Net sales	$506,237	$455,270
Income from operations	$80,488	$38,506
Depreciation and amortization	$14,231	$14,144
Capital expenditures	$6,212	$9,488
Reconciliation to Income before provision for income taxes
Wholesale / US Nutrition:
Income from operations	$49,589	$23,981
Retail:
North America—Income (loss) from operations	1,087	(3,392)
Europe—Income from operations	38,824	35,788
Direct Response/Puritan’s Pride:
Income from operations	15,593	6,628
Corporate / Manufacturing:
Corporate expenses	(24,605)	(24,499)
Interest	(5,063)	(8,992)
Miscellaneous, net	1,339	1,149
Income before provision for income taxes	$76,764	$30,663

The Company’s net sales by location of customer were as follows:

	For the three months
	ended December 31,
	2006	2005
Net sales by location of customer
United States	$305,239	$275,566
United Kingdom	145,783	133,539
Holland	13,955	11,964
Ireland	4,925	3,882
Canada	8,359	8,523
Other foreign countries	27,976	21,796
Consolidated net sales	$506,237	$455,270

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

The Company’s assets by segment were as follows:

	December 31,	September 30,
	2006	2006
Wholesale / US Nutrition	$513,503	$469,875
North American Retail / Vitamin World	44,793	47,298
European Retail /Holland & Barrett / GNC (UK)	367,315	312,973
Direct Response / Puritan’s Pride	66,596	64,784
Corporate / Manufacturing	405,445	409,380
Consolidated assets	$1,397,652	$1,304,310

Approximately 35% of the Company’s net sales during the three months ended December 31, 2006 and 2005 were denominated in currencies other than U.S. dollars, principally British Pounds, Euros and Canadian dollars.  A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company.

Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	December 31, 2006	September 30, 2006
Total Assets	30%	28%
Total Liabilities	19%	19%

14.   Related Party Transactions

The Company maintains a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, a director of the Company and the father of Scott Rudolph, the Company’s Chief Executive Officer. The agreement requires Mr. Rudolph to provide consulting services to the Company through December 31, 2007, in exchange for a consulting fee of $450 per year, payable monthly. In addition, Mr. Rudolph receives certain fringe benefits accorded to other executives of the Company.  During the three months ended December 31, 2006 and 2005, the Company made payments under this agreement of $113 and $113, respectively.

An entity owned by a relative of a director and the Chief Executive Officer received sales commissions from the Company of $136 and $163 for the three months ended December 31, 2006 and 2005, respectively.

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
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

vitamin and nutritional supplement industry. By Decision and Order filed July 18, 2006, the Court granted Vitamin World’s motion for summary judgment and dismissed all claims. The plaintiffs have appealed.

California Action

On July 25, 2002, a putative consumer class-action lawsuit was filed in California state court against MET-Rx USA, Inc. (“MET-Rx”), an indirect subsidiary of Rexall Sundown, Inc. (“Rexall”), claiming that the advertising and marketing of certain prohormone supplements were false and misleading, or alternatively, that the prohormone products contained ingredients that were controlled substances under California law. Plaintiffs seek equitable and monetary relief. On June 18, 2004, this case was coordinated with several other class-action cases brought against other companies relating to the sale of products containing androstenediol, one of the prohormones contained in MET-Rx products. The coordinated proceedings have been assigned to a coordination judge for further pretrial proceedings. No trial date has been set, the court has not yet certified a class, and the matter is currently in discovery. The Company has defended vigorously against the claims asserted. Because this action is still in the early stages, no determination can be made at this time as to its final outcome, nor can its materiality be accurately ascertained.

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

Nutrition Bars

Rexall and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. The Company has defended this action vigorously. In December 2006, while Rexall’s and the other defendants’ renewed motion for judgment on the pleadings was pending, the Court again stayed the case for all purposes, pending rulings

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

on relevant cases before the California Supreme Court. Because it is unclear when the Supreme Court will issue rulings in these cases, Rexall cannot estimate how long the case will be stayed. Based upon the information available at this time, the Company believes that its accrual is adequate for the exposure in the nutrition bar litigation. However, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

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

A purported shareholder of the Company delivered a demand in July 2004 that the Company’s board of directors commence a civil action against certain of the Company’s officers and directors based on certain of the allegations described above. The Company’s board of directors, based on the investigation and recommendation of a special committee of the Board, determined not to commence any such lawsuit. On or about April 28, 2005, a  state court derivative action was filed in the Supreme Court of the State of New York, Suffolk County, by this purported shareholder alleging wrongful rejection of his demand and breaches of fiduciary duties by some of the Company’s individual directors and officers. The Company is named as a nominal defendant. This derivative complaint is predicated upon the same allegations as a previously-dismissed Eastern District consolidated derivative action. Along with the named officers and directors, the Company filed a motion to dismiss. On January 3, 2007, the Court directed plaintiff to serve and file within 90 days an amended complaint with allegations sufficient to cure deficiencies in plaintiff’s prior complaint, observing that plaintiff could not have satisfied the requirements to state a claim under Delaware law at the time plaintiff originally filed the derivative complaint. In the event that plaintiff files an amended complaint, defendants will renew their motion to dismiss for failure to state a claim.

The Company and its named officers and directors believe these suits are without merit and vigorously have defended these actions.  Given the stages of the proceedings, however, no determination can be made at this time as to the final outcome of these actions, nor can their materiality be accurately ascertained.  The Company maintains policies of directors’ and officers’ personal liability insurance.

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

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

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

16.   Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

The 7 1/8% Notes are guaranteed by all of the Company’s domestic subsidiaries. The Solgar domestic subsidiary became a guarantor of the 7 1/8% Notes effective July 1, 2006. The Company’s domestic subsidiaries are wholly-owned by the Company. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

(1)   Condensed consolidating financial statements as of December 31, 2006 and September 30, 2006 and for the three months ended December 31, 2006 and 2005 of (a) NBTY Inc., the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and

(2)   Elimination entries necessary to consolidate NBTY Inc., the parent, with guarantor and non-guarantor subsidiaries.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

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

NBTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF  DECEMBER 31, 2006

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,165	$(3,190)	$47,021	$—	$49,996
Investments	59,874	—	—	—	59,874
Accounts receivable, net	—	87,151	13,793	(6,842)	94,102
Intercompany	(832,429)	201,838	630,591	—	—
Inventories	—	290,061	83,340	(6,666)	366,735
Deferred income taxes	—	25,923	747	—	26,670
Prepaid expenses and other
current assets	—	19,513	19,487	—	39,000
Total current assets	(766,390)	621,296	794,979	(13,508)	636,377
Property, plant and equipment, net	36,819	217,443	65,372	—	319,634
Goodwill	—	99,557	148,507	—	248,064
Other intangible assets, net	—	133,931	30,539	—	164,470
Other assets	—	10,313	18,794	—	29,107
Note Receivable - Intercompany	391,720	—	—	(391,720)	—
Investments in subsidiaries	1,493,559	—	—	(1,493,559)	—
Total assets	$1,155,708	$1,082,540	$1,058,191	$(1,898,787)	$1,397,652
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$619	$178	$—	$—	$797
Accounts payable	—	39,610	31,430	—	71,040
Accrued expenses and other current liabilities	—	106,274	43,063	(6,842)	142,495
Total current liabilities	619	146,062	74,493	(6,842)	214,332
Long-term debt, net of current portion	190,676	241	410,474	(391,720)	209,671
Deferred income taxes	63,319	(3,520)	4,632	—	64,431
Other liabilities	2,796	4,779	3,345	—	10,920
Total liabilities	257,410	147,562	492,944	(398,562)	499,354
Commitments and contingencies
Stockholders’ Equity:
Common stock	538	—	—	—	538
Capital in excess of par	138,809	390,286	301,271	(691,557)	138,809
Retained earnings	721,916	544,692	281,876	(826,568)	721,916
Accumulated other comprehensive income	37,035	—	(17,900)	17,900	37,035
Total stockholders’ equity	898,298	934,978	565,247	(1,500,225)	898,298
Total liabilities and stockholders’ equity	$1,155,708	$1,082,540	$1,058,191	$(1,898,787)	$1,397,652

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

NBTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF  SEPTEMBER 30, 2006

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$59,966	$9,385	$20,454	$—	$89,805
Accounts receivable, net	—	72,932	16,222	—	89,154
Intercompany	(808,655)	165,124	643,531	—	—
Inventories	—	284,717	76,729	(6,950)	354,496
Deferred income taxes	—	25,923	713	—	26,636
Prepaid expenses and other current assets	—	25,221	17,040	—	42,261
Total current assets	(748,689)	583,302	774,689	(6,950)	602,352
Property, plant and equipment, net	37,613	208,065	63,759	—	309,437
Goodwill	—	93,844	142,115	—	235,959
Other intangible assets, net	—	116,141	30,028	—	146,169
Other assets	—	10,354	39	—	10,393
Note Receivable—Intercompany	374,320	—	—	(374,320)	—
Investments in subsidiaries	1,393,822	—	—	(1,393,822)	—
Total assets	$1,057,066	$1,011,706	$1,010,630	$(1,775,092)	$1,304,310
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$608	$131	$17,921	$—	$18,660
Accounts payable	—	40,943	23,268	—	64,211
Accrued expenses and other current liabilities	4,819	84,807	38,142	—	127,768
Total current liabilities	5,427	125,881	79,331	—	210,639
Long-term debt, net of current portion	190,805	240	374,320	(374,320)	191,045
Deferred income taxes	19,883	31,013	4,380	—	55,276
Other liabilities	1,519	3,179	3,220	—	7,918
Total liabilities	217,634	160,313	461,251	(374,320)	464,878
Commitments and contingencies
Stockholders’ Equity:
Common stock	538	—	—	—	538
Capital in excess of par	138,777	352,019	301,272	(653,291)	138,777
Retained earnings	671,060	499,374	261,508	(760,882)	671,060
Accumulated other comprehensive income	29,057	—	(13,401)	13,401	29,057
Total stockholders’ equity	839,432	851,393	549,379	(1,400,772)	839,432
Total liabilities and stockholders’ equity	$1,057,066	$1,011,706	$1,010,630	$(1,775,092)	$1,304,310

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

NBTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
THREE MONTHS ENDED DECEMBER 31, 2006

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$349,550	$175,442	$(18,755)	$506,237
Costs and expenses:
Cost of sales	—	192,562	73,240	(18,755)	247,047
Advertising, promotion and catalog	—	22,796	3,967	—	26,763
Selling, general and administrative	24,605	64,265	63,069	—	151,939
	24,605	279,623	140,276	(18,755)	425,749
Income from operations	(24,605)	69,927	35,166	—	80,488
Other income (expense):
Equity in income of subsidiaries	65,686	—	—	(65,686)	—
Intercompany interest	6,699	—	(6,699)	—	—
Interest	(4,760)	(14)	(289)	—	(5,063)
Miscellaneous, net	612	(192)	919	—	1,339
	68,237	(206)	(6,069)	(65,686)	(3,724)
Income before provision for income taxes	43,632	69,721	29,097	(65,686)	76,764
(Benefit)/ provision for income taxes	(7,224)	24,403	8,729	—	25,908
Net income	$50,856	$45,318	$20,368	$(65,686)	$50,856

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

NBTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
THREE MONTHS ENDED DECEMBER 31, 2005

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$290,809	$174,966	$(10,505)	$455,270
Costs and expenses:
Cost of sales	—	179,273	77,181	(10,505)	245,949
Advertising, promotion and catalog	—	20,952	4,208	—	25,160
Selling, general and administrative	21,406	66,511	57,738	—	145,655
	21,406	266,736	139,127	(10,505)	416,764
Income from operations	(21,406)	24,073	35,839	—	38,506
Other income (expense):
Equity in income of subsidiaries	37,442	—	—	(37,442)	—
Intercompany interest	5,519	—	(5,519)	—	—
Interest	(8,992)	—	—	—	(8,992)
Miscellaneous, net	304	428	417	—	1,149
	34,273	428	(5,102)	(37,442)	(7,843)
Income before provision for income taxes	12,867	24,501	30,737	(37,442)	30,663
(Benefit)\provision for income taxes	(10,053)	8,575	9,221	—	7,743
Net income	$22,920	$15,926	$21,516	$(37,442)	$22,920

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

NBTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$50,856	$45,318	$20,368	$(65,686)	$50,856
Adjustments to reconcile net income to net cash & cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(65,686)	—	—	65,686	—
Provision relating to impairments and disposals of property, plant and equipment	10	361	21	—	392
Depreciation and amortization	1,880	8,986	3,365	—	14,231
Foreign currency transaction loss/(gain)	825	(413)	(94)	—	318
Amortization and write-off of deferred financing costs	1,303	—	—	—	1,303
Amortization and write-off of bond discount	31	—	—	—	31
(Recovery of) provision for doubtful accounts	—	(160)	25	—	(135)
Inventory reserves	—	1,657	635	—	2,292
Deferred income taxes	—	3,886	—	—	3,886
Excess income tax benefit from exercise of stock options	(20)	—	—	—	(20)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(4,600)	2,084	—	(2,516)
Inventories	—	(765)	(4,322)	—	(5,087)
Prepaid expenses and other current assets	—	6,118	(1,675)	—	4,443
Other assets	—	(163)	—	—	(163)
Accounts payable	—	(4,189)	7,023	—	2,834
Accrued expenses and other liabilities	—	6,919	3,322	—	10,241
Net cash (used in) provided by operating activities	(10,801)	62,955	30,752	—	82,906
Cash flows from investing activities:
Intercompany accounts	57,124	(71,578)	14,454	—	—
Purchase of property, plant and equipment	(876)	(3,476)	(1,860)	—	(6,212)
Purchase of available-for-sale investments	(214,718)	—	—	—	(214,718)
Proceeds from sale of available-for-sale investments	154,844	—	—	—	154,844
Cash paid for acquisitions, net of cash acquired	(38,219)	—	—	—	(38,219)
Restricted cash	—	—	(18,360)	—	(18,360)
Net cash used in investing activities	(41,845)	(75,054)	(5,766)	—	(122,665)
Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(151)	(45)	—	—	(196)
Payments for financing fees	(1,649)	—	—	—	(1,649)
Excess income tax benefit from exercise of stock options	20	—	—	—	20
Proceeds from stock options exercised	12	—	—	—	12
Net cash used in financing activities	(1,768)	(45)	—	—	(1,813)
Effect of exchange rate changes on cash and cash equivalents	613	(431)	1,581	—	1,763
Net (decrease) increase in cash and cash equivalents	(53,801)	(12,575)	26,567	—	(39,809)
Cash and cash equivalents at beginning of period	59,966	9,385	20,454	—	89,805
Cash and cash equivalents at end of period	$6,165	$(3,190)	$47,021	$—	$49,996

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

NBTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$22,920	$15,926	$21,516	$(37,442)	$22,920
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(37,442)	—	—	37,442	—
Provision relating to impairments and disposals of property, plant and equipment	—	2,281	—	—	2,281
Depreciation and amortization	1,873	8,185	4,086	—	14,144
Foreign currency transaction loss (gain)	95	(74)	255	—	276
Amortization and write off of deferred financing costs	1,554	—	—	—	1,554
Amortization and write off of bond discount	204	—	—	—	204
Provision for doubtful accounts	—	192	63	—	255
Inventory reserves	—	2,708	75	—	2,783
Deferred income taxes	20	840	301	—	1,161
Excess income tax benefit from exercise of stock options	(15)	—	—	—	(15)
Changes in operating assets and liabilities:
Accounts receivable	—	(17,164)	(142)	5,424	(11,882)
Inventories	—	46,508	6,242	—	52,750
Prepaid expenses and other current assets	—	5,056	5,000	—	10,056
Other assets	—	2	—	—	2
Accounts payable	—	(2,473)	5,356	—	2,883
Accrued expenses and other liabilities	13,910	(5,562)	(2,684)	(5,424)	240
Net cash provided by operating activities	3,119	56,425	40,068	—	99,612
Cash flows from investing activities:
Intercompany accounts	61,009	(51,291)	(9,718)	—	—
Purchase of property, plant and equipment	(407)	(7,720)	(1,361)	—	(9,488)
Proceeds from sale of property, plant and equipment	—	—	41	—	41
Proceeds from sale of available-for-sale investments	39,900	—	—	—	39,900
Purchase price settlements, net	1,586	—	—	—	1,586
Purchase of intangible assets	—	—	(228)	—	(228)
Net cash provided by (used in) investing activities	102,088	(59,011)	(11,266)	—	31,811
Cash flows from financing activities:
Principal payments under long-term debt agreements	(121,220)	—	—	—	(121,220)
Principal payments under the Revolving Credit Facility	(6,000)	—	—	—	(6,000)
Excess income tax benefit from exercise of stock options	15	—	—	—	15
Proceeds from stock options exercised	18	—	—	—	18
Net cash used in financing activities	(127,187)	—	—	—	(127,187)
Effect of exchange rate changes on cash and cash equivalents	(21)	—	(1,639)	—	(1,660)
Net (decrease) increase in cash and cash equivalents	(22,001)	(2,586)	27,163	—	2,576
Cash and cash equivalents at beginning of period	28,028	(2,085)	41,339	—	67,282
Cash and cash equivalents at end of period	$6,027	$(4,671)	$68,502	$—	$69,858

NBTY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

READERS ARE CAUTIONED THAT CERTAIN STATEMENTS CONTAINED HEREIN ARE FORWARD-LOOKING STATEMENTS AND SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S DISCLOSURES UNDER THE HEADING “FORWARD LOOKING STATEMENTS” INCLUDED ELSEWHERE HEREIN. THE FOLLOWING DISCUSSION SHOULD ALSO BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN AND THE 2006 FORM 10-K.

NBTY is a leading vertically integrated manufacturer, marketer, distributor and retailer of a broad line of high-quality, value-priced nutritional supplements in the United States and throughout the world. The Company markets approximately 22,000 products under several brands, including Nature’s Bounty®, Vitamin World®, Puritan’s Pride®, Holland & Barrett®, Rexall®, Sundown®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®, DeTuinen®, Le Naturiste™, SISU®, Solgar® and Ester-C®.

NBTY markets its products through four distribution channels:

•        Wholesale/US Nutrition: wholesale distribution to drug store chains, supermarkets, discounters, independent pharmacies, and health food stores,

•        North American Retail: Vitamin World and Nutrition Warehouse retail stores in the U.S. and Le Naturiste retail stores in Canada,

•        European Retail: Holland & Barrett and GNC (UK), Nature’s Way and DeTuinen retail stores in the U.K., Ireland, and the Netherlands, respectively and

•        Direct Response: Puritan’s Pride sales via catalogs and Internet.

Retail store activity, including both Company-operated and independent franchised stores, during the three months ended December 31, 2006 and 2005 were as follows:

	Three months ended December 31,
	2006	2005
North American Retail stores:
Open at beginning of the period	572	643
Opened during the period	1	5
Closed during the period	(7)	(23)
Open at end of the period	566	625
European Retail stores:
Open at beginning of the period	617	612
Opened during the period	2	2
Closed during the period	-	(4)
Open at end of the period	619	610

The North American Retail segment generates revenue through its 473 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its recently acquired

NBTY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

(Dollars and shares in thousands, except per share amounts)

Canadian operation of 92 Company-operated Le Naturiste stores and 1 franchised Le Naturiste store. The European Retail segment generates revenue through its 597 Company-owned and operated stores and 22 franchised stores.

On October 2, 2006 the Company acquired 100% of the stock of Zila Nutraceuticals, Inc., a division of Zila, Inc., for $37,500 in cash and up to a $3,000 contingent cash payment which is based upon the EBITDA performance of this acquisition during the one-year period following the closing. Once acquired, the Company changed the name of Zila Nutraceuticals, Inc. to The Ester-C Company (“Ester-C”). Ester-C manufactures and markets Ester-C®, which is known throughout multiple markets including health food stores and mass market retailers. This acquisition represents an opportunity for the Company to enhance its presence in key markets.  For more information regarding the Company’s acquisitions, see the Notes to the Company’s Condensed Consolidated Financial Statements contained elsewhere herein. The Company continues to evaluate acquisition opportunities across the industry and around the world.

Critical Accounting Policies and Estimates:

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. A discussion of the Company’s critical accounting policies and estimates are included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the audited financial statements for the fiscal year ended September 30, 2006 as filed with the Securities and Exchange Commission.

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

(Dollars and shares in thousands, except per share amounts)

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

	For the three months ended December 31,
	2006	2005
Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales	48.8%	54.0%
Advertising, promotion and catalog	5.3%	5.5%
Selling, general and administrative	30.0%	32.0%
	84.1%	91.5%
Income from operations	15.9%	8.5%
Other income (expense):
Interest	-1.0%	-2.0%
Miscellaneous, net	0.3%	0.3%
	-0.7%	-1.7%
Income before provision for income taxes	15.2%	6.7%
Provision for income taxes	5.1%	1.7%
Net income	10.0%	5.0%

For the three month period ended December 31, 2006 compared to the three month period ended December 31, 2005:

Net sales.   Net sales by segment during the current fiscal quarter ended December 31, 2006 as compared with the prior comparable period were as follows:

	Three months ended December 31,		Dollar Change	Percentage Change
	2006	2005	2006 vs. 2005	2006 vs. 2005
Wholesale / US Nutrition	$246,728	$224,239	$22,489	10.0%
North American Retail / Vitamin World	54,973	58,442	(3,469)	-5.9%
European Retail / Holland & Barrett / GNC (UK)	152,966	139,566	13,400	9.6%
Direct Response / Puritan’s Pride	51,570	33,023	18,547	56.2%
Total	$506,237	$455,270	$50,967	11.2%

NBTY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

(Dollars and shares in thousands, except per share amounts)

Wholesale / US Nutrition

Net sales for the Wholesale / US Nutrition segment, which markets certain brands including Nature’s Bounty, Sundown and Solgar, increased primarily due to sales generated from strategic promotional advertising of the Company’s  brands. The Company continues to adjust shelf space allocation between the US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition’s position in the mass market. US Nutrition continues to leverage valuable consumer sales information obtained from the Company’s Vitamin World retail stores and Puritan’s Pride direct-response/e-commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales.

Product returns were $5,323 for the three months ended December 31, 2006 as compared to $11,445 for the prior comparable period. The product returns for the three months ended December 31, 2006 are mainly attributable to returns in the ordinary course of business. The product returns for the three months ended December 31, 2005 were comprised of the reallocation of the US Nutrition brands to provide the best overall product mix, the continued decline in the low carb related products (as a result of the decline in the market for these products) and returns arising from the ordinary course of business.

For the three months ended December 31, 2006 and 2005, two customers of the Wholesale / US Nutrition division represented, individually, more than 10% of the Wholesale / US Nutrition segment’s net sales. While no one customer represented individually more than 10% of the Company’s consolidated net sales, the loss of any one of these customers would have a material adverse effect on the Wholesale / US Nutrition segment if the Company is unable to replace such customer(s).

North American Retail / Vitamin World

Net sales for this segment decreased primarily due to a reduction of the number of stores operating during the three months ended December 31, 2006 as compared to the prior comparable period. This decrease was partially offset by an increase in U.S. Retail same store sales for stores open more than one year of 1.9% (or $905). Additionally, the number of customers in the Savings Passport Program, a customer loyalty program, increased approximately 1.1 million to 7.3 million customers at December 31, 2006, as compared to 6.2 million customers at the end of the prior comparable period.  The Savings Passport Card is used to increase customer traffic and provide incentives for customers to purchase at Vitamin World. It is also an additional tool the Company utilizes to track customer preferences and purchasing trends. During the fiscal quarter ended December 31, 2006, the Company closed 4 under-performing Vitamin World stores and anticipates that approximately 19 under-performing stores will be closed during the remainder of the fiscal year.

NBTY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

(Dollars and shares in thousands, except per share amounts)

The following is a summary of North American Retail store activity for the three months ended December 31, 2006 and 2005:

	Three months ended December 31,
	2006	2005
North American Retail stores:
Vitamin World
Open at beginning of the period	476	542
Opened during the period	1	5
Closed during the period	(4)	(23)
Open at end of the period	473	524
Le Naturiste
Open at beginning of the period: company-owned stores	95	97
Open at beginning of the period: franchised stores	1	4
Opened during the period: company-owned stores	—	—
Opened during the period: franchised stores	—	—
Closed during the period: company-owned stores	(3)	—
Closed during the period: franchised stores	—	—
Open at end of the period: company-owned stores	92	97
Open at end of the period: franchised stores	1	4

European Retail / Holland & Barrett / GNC (UK)

The increase in net sales for this segment is the result of favorable foreign currency translation. The European Retail same store sales for stores open more than one year increased 9.7% (or $13,491) as compared to the prior comparable quarter. Due, in part, to the difficult retail environment, same store sales, in local currency, essentially remained unchanged from the prior like period. The European Retail division continues to leverage its premier status, high street locations and brand awareness to achieve these results.

The following is a summary of European Retail store activity for the three months ended December 31, 2006 and 2005:

	Three months ended December 31,
	2006	2005
European Retail stores:
Open at beginning of the period	617	612
Opened during the period	2	2
Closed during the period	—	(4)
Open at end of the period	619	610

Direct Response / Puritan’s Pride

Direct Response / Puritan’s Pride net sales, which includes both mail order and on-line net sales, increased primarily due to the increased number and type of promotions that ran during the current fiscal

NBTY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

(Dollars and shares in thousands, except per share amounts)

quarter as compared to the prior comparable period. As a result, Puritan’s Pride received 30% more orders than in the prior comparable period. In addition, the average order size increased approximately 29% as compared to the prior comparable period. On-line net sales comprised 36.0% of this segment’s net sales and increased 74% for the three months ended December 31, 2006 as compared to the prior comparable period. The Company remains the leader in the direct response and e-commerce sectors and continues to increase the number of products available via its catalog and websites.

Cost of sales.   Cost of sales for the fiscal quarter ended December 31, 2006 as compared to the prior comparable period were as follows:

	Three months ended December 31,		Three months ended December 31,
	2006	% of net sales	2005	% of net sales
Net sales	$506,237	100.0%	$455,270	100.0%
Cost of sales	247,047	48.8%	245,949	54.0%
Gross profit	$259,190	51.2%	$209,321	46.0%

Gross profit as a percentage of net sales by segment for the current fiscal quarter ended December 31, 2006 as compared to the prior comparable period was as follows:

	Gross profit by segment
	Three months ended December 31,		Change
	2006	2005	2006 vs. 2005
Wholesale / US Nutrition	39.7%	32.2%	7.5%
North American Retail / Vitamin World	59.7%	57.2%	2.5%
European Retail / Holland & Barrett / GNC (UK)	63.2%	60.5%	2.7%
Direct Response / Puritan’s Pride	61.6%	58.0%	3.6%
Total	51.2%	46.0%	5.2%

NBTY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

(Dollars and shares in thousands, except per share amounts)

The Wholesale / US Nutrition segment’s gross profit as a percentage of net sales for the current fiscal quarter increased from the prior comparable period principally as a result of changes in product mix and lower prices paid for certain raw materials. In addition, as previously mentioned in the discussion of net sales, product returns were $5,323 during the three months ended December 31, 2006 as compared to $11,445 for the prior comparable period. A portion of the returns for the three months ended December 31, 2005 were associated with the contraction in the low carb bar market, with the remaining portion due to reallocation of shelf space for the US Nutrition brands, as well as other normal business operations.

The increased gross profit across all other segments was primarily due to less aggressive discounting of products and changes in the promotional programs in effect this period as compared to the prior comparable period. In addition, lower prices for certain raw materials also contributed to improved gross profits.

Advertising, promotion and catalog.   Total advertising, promotion and catalog expenses for the three months ended December 31, 2006 and 2005 were as follows:

	Three months ended December 31,		Dollar Change	Percentage Change
	2006	2005	2006 vs. 2005	2006 vs. 2005
Advertising, promotions, catalogs	$23,386	$22,555	$831	4%
Catalog printing and mailing	3,377	2,605	772	30%
Total	$26,763	$25,160	$1,603	6%
Percentage of net sales	5.3%	5.5%

The increase in catalog printing and mailing costs is the result of an additional highly promotional catalog offered in the quarter ended December 31, 2006 as compared to the prior comparable period. NBTY creates its own advertising materials through its in-house staff of advertising associates. In the U.K. and Ireland, both Holland & Barrett and Nature’s Way advertise on television and in national newspapers and conduct sales promotions. GNC (UK) and De Tuinen also advertise in newspapers and conduct sales promotions. SISU advertises in trade journals and magazines and conducts sales promotions.

Total advertising, promotion and catalog expenses by segment during the fiscal quarter ended December 31, 2006 as compared with the prior comparable period were as follows:

	Three months ended		Dollar	Percentage
	December 31,		Change	Change
	2006	2005	2006 vs. 2005	2006 vs. 2005
Wholesale / US Nutrition	$17,072	$17,485	$(413)	-2%
North American Retail / Vitamin World	1,668	1,910	(242)	-13%
European Retail / Holland & Barrett / GNC (UK)	2,914	2,345	569	24%
Direct Response /Puritan’s Pride	4,828	3,360	1,468	44%
Corporate	281	60	221	368%
Total	$26,763	$25,160	$1,603	6%

NBTY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

(Dollars and shares in thousands, except per share amounts)

The Wholesale / US Nutrition segment’s advertising expenses decreased mainly due to the discontinuance of aggressive promotions for some of the Company’s leading brands. The Direct Response segment’s advertising expenses increased due to the increased number of promotions this quarter as compared to the prior comparable period. The European Retail segment’s advertising expense increase is mainly attributable to foreign exchange.

Selling, general and administrative expenses.   Selling, general and administrative expenses by segment during the fiscal quarter ended December 31, 2006 as compared with the prior comparable period were as follows:

	Three months ended December 31,		Dollar Change	Percentage Change
	2006	2005	2006 vs. 2005	2006 vs. 2005
Wholesale / US Nutrition	$31,259	$30,778	$481	2%
North American Retail / Vitamin World	30,043	34,905	(4,862)	-14%
European Retail / Holland & Barrett / GNC (UK)	54,992	46,366	8,626	19%
Direct Response / Puritan’s Pride	11,320	9,166	2,154	23%
Corporate	24,325	24,440	(115)	0%
Total	$151,939	$145,655	$6,284	4%
Percentage of net sales	30.0%	32.0%

The decrease in the North American Retail’s selling, general and administrative expense is primarily due to a decrease of $1,772 in asset impairment charges relating to certain under-performing Vitamin World stores during the current quarter as compared to the prior comparable period. In addition, decreases in salaries, building expenses and depreciation as a result of fewer stores in operation during the quarter ended December 31, 2006 as compared to the prior like period reduced expenses by $2,345. The European Retail’s selling, general and administrative expense increased due to foreign exchange and increased building and real estate tax expenses which is the result of an increase in the number of stores in operation as compared to the prior like period. Of the total increase in the European Retail’s selling, general and administrative expenses $4,845 was attributable to foreign exchange. The increase in the Direct Response’s selling, general and administrative expenses was primarily due to freight costs in connection with the higher promotional programs during the quarter.

Interest expense.   For the three months ended December 31, 2006, the interest expense was primarily related to the interest on the outstanding Senior Subordinated Notes. For the three months ended December 31, 2005, interest expense consisted of both the interest on Senior Subordinated Notes and interest on the Credit and Guarantee Agreement (“CGA”) that were in effect at that time.

NBTY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

(Dollars and shares in thousands, except per share amounts)

Interest expense by debt category for the fiscal quarter ended December 31, 2006 as compared with the prior comparable period was as follows:

	Three months ended December 31,		Dollar Change
	2006	2005	2006 vs. 2005
Debt Category:
8 5/8% Senior subordinated notes, (“8 5/8% Notes”)	$—	$4,860	$(4,860)
7 1/8% Senior subordinated notes due 2015, (“7 1/8% Notes”)	3,481	89	3,392
Term loan C; fully repaid in April 2006	—	2,046	(2,046)
Term loan A; fully repaid in September 2006	—	1,092	(1,092)
Deferred financing fees	1,238	866	372
Capitalized interest	(201)	(438)	237
Other	545	477	68
Total interest expense	$5,063	$8,992	$(3,929)

Interest expense decreased primarily due to the elimination of interest on Term Loan A and C which were fully repaid in fiscal 2006. Included in the interest expense for the three months ended December 31, 2006 is the write off of deferred finance costs of $1,126 associated with the termination of the Company’s prior CGA. Included in the interest expense for the three months ended December 31, 2005 is the write off of deferred finance costs and bond amortization of $802 associated with the Company’s redemption of its 8 5/8% Notes.

Miscellaneous, net.   Miscellaneous, net during the fiscal quarter ended December 31, 2006 remained consistent as compared to the prior comparable period, the components of which were as follows:

	Three months ended		Dollar
	December 31,		Change
	2006	2005	2006 vs. 2005
Foreign exchange transaction loss	$(318)	$(276)	$(42)
Rental income	184	199	(15)
Investment income	880	733	147
Other	593	493	100
Total	$1,339	$1,149	$190

Income taxes.   The Company’s income tax expense is impacted by a number of factors, including federal taxes, its international tax structure, state tax rates in the jurisdictions where the Company conducts business, and the Company’s ability to utilize state tax credits that expire primarily between 2013 and 2016. Therefore, the Company’s overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended December 31, 2006 was 33.8%, compared to 25.3% in the fiscal quarter ended December 31, 2005. The increase in the rate is primarily attributable to the prior comparable periods impact of the Foreign Earnings Repatriation (“FER”) provision in the American Jobs Creation Act of 2004, which only impacted quarters in fiscal year 2006. In the prior year, the Company repatriated foreign earnings at a more beneficial tax rate under the FER provision in the American Jobs Creations Act of 2004. The effective income tax rates are generally less than the U.S. federal statutory tax

NBTY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

(Dollars and shares in thousands, except per share amounts)

rate primarily due to the enhanced structure of foreign subsidiaries, which could continue to impact future fiscal quarters, as well as the impact of the FER provision of the American Jobs Creation Act of 2004 noted above.

In the prior year, the Company realized a significantly lower tax cost by repatriating funds in accordance with the FER provision. The Company developed a Domestic Reinvestment Plan to reinvest the repatriated funds in the U.S. in qualifying activities, pursuant to the terms of the FER provision and subsequent guidance issued by the IRS. During the three months ended December 31, 2005, the Company had estimated and recorded an incremental benefit of $2,119 (or 6.9% benefit).

Seasonality:

Although the Company believes that its business is not seasonal in nature, historically, the Company has experienced, and expects to continue to experience, a substantial variation in its net sales and operating results from quarter to quarter. The Company believes that the factors which influence this variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements, the timing of the Company’s introduction of new products, promotional program incentives offered to customers, the timing of catalog promotions, the level of consumer acceptance of each new product and actions of competitors. Accordingly, a comparison of the Company’s results of operations from consecutive periods is not necessarily meaningful, and the Company’s results of operations for any period are not necessarily indicative of future performance. Additionally, the Company may experience higher net sales in a quarter depending upon when it has engaged in significant promotional activities.

Off-Balance Sheet Arrangements:

The Company has no off-balance sheet arrangements except for certain contractual cash obligations disclosed elsewhere herein.

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

NBTY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

(Dollars and shares in thousands, except per share amounts)

Liquidity and Capital Resources:

The Company’s primary sources of liquidity and capital resources are cash generated from operations and a $325,000 Revolving Credit Facility based on a Revolving Credit Agreement (“RCA”) entered into on November 3, 2006. The Credit Agreement provides for revolving credit loans in the aggregate principal amount of up to $325,000 to be used for (a) the repayment of all obligations outstanding under the Company’s prior credit agreement (which consisted solely of commitment fees since the Company had previously repaid all amounts borrowed under the prior credit agreement), (b) working capital and other general corporate purposes, and (c) acquisitions. In connection with the RCA, the Company’s prior credit agreement (CGA) was terminated. The Company’s principal uses of cash have been to finance working capital, facility expansions, acquisitions, capital expenditures and debt service requirements. The Company anticipates these uses will continue to be its principal uses of cash in the future.

The following table sets forth, for the periods indicated, the Company’s period-end cash and cash equivalents, cash and cash equivalents held by its foreign subsidiaries, working capital and other operating measures:

As of December 31, 2006
Cash and cash equivalents at end of the period	$49,996
Cash and cash equivalents held by foreign subsidiaries	$47,021
Working capital	$422,045
Working capital increase	$30,332
Inventory turnover	2.7
Days sales outstanding in accounts receivable	37

The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. Cash and cash equivalents held by the Company’s foreign subsidiaries are subject to U.S. income taxation on repatriation to the U.S. The Company currently repatriates all earnings from its foreign subsidiaries where permitted under local law.

The increase in working capital of $30,332 as compared to September 30, 2006 was primarily due to increases in current assets including investments, inventories, and accounts receivable and a decrease in the current portion of long-term debt. The annualized inventory turnover rate was approximately 2.7 times during the current period ended December 31, 2006. This increased turnover rate, as compared to 2.2 during the prior like period, is primarily due to increased sales and decreased inventory levels as compared to the prior comparable period. Accounts receivable increased due to increased sales in the turnover period. The annualized number of average days sales outstanding (on wholesale net sales) at December 31, 2006, was 37 days. The days sales outstanding remained consistent with the prior comparable period.

NBTY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

(Dollars and shares in thousands, except per share amounts)

The following table sets forth, for the period indicated, the Company’s net cash flows provided by (used in) operating, investing and financing activities:

For the three months ended December 31,
2006
Cash flow provided by operating activities	$82,906
Cash flow used in investing activities	$(122,665)
Cash flow used in financing activities	$(1,813)

Cash provided by operating activities during the three month period ended December 31, 2006 was mainly attributable to net income and changes in operating assets and liabilities.

The following table sets forth, for the period indicated, cash used in investing activities:

For the three months ended December 31,
2006
Purchase of property, plant and equipment	$(6,212)
Purchase of available-for-sale investments	(214,718)
Proceeds from sale of available-for-sale investments	154,844
Cash paid for acquisitions, net of cash acquired	(38,219)
Restricted cash	(18,360)
Net cash used in investing activities	$(122,665)

During the three month period ended December 31, 2006, cash flows used in investing activities consisted primarily of purchases of property, plant and equipment, purchase of auction rate securities, cash paid in connection with the acquisition of Ester-C and an increase in restricted cash.

The following table sets forth, for the period indicated, cash used in financing activities:

For the three months ended December 31,
2006
Principal payments under long-term debt agreements	$(196)
Payments for financing fees	(1,649)
Tax benefit from exercise of stock options	20
Proceeds from stock options exercised	12
Net cash used in financing activities	$(1,813)

For the three month period ended December 31, 2006 cash flows used in financing activities related to payments for financing fees in connection with the Company’s new RCA, principal payments under long-term debt agreements of $118 and principal payments under capital lease obligations $78, offset by the proceeds and tax benefit from the exercise of stock options.

NBTY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

(Dollars and shares in thousands, except per share amounts)

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

Debt Agreements:

At December 31, 2006, the Company maintained a Revolving Credit Facility, in connection with its Revolving Credit Agreement (“RCA”) entered into on November 3, 2006, which consisted of a Revolving Credit Facility of up to $325,000 to be used for (a) the repayment of all obligations outstanding under the Company’s prior credit agreement (which consisted solely of commitment fees since the Company had previously repaid all amounts borrowed under the prior credit agreement), (b) working capital and other general corporate purposes, and (c) acquisitions. In connection with the Credit Agreement, the Company’s prior credit agreement was terminated. At December 31, 2006, there were no borrowings outstanding under the RCA.

Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. The Company is required to pay a commitment fee, which varies between .20% and .375% per annum, depending on the Company’s ratio of consolidated indebtedness to consolidated Adjusted EBITDA, on any unused portion of the revolving credit facility. The RCA defines Adjusted EBITDA as net income, excluding the aggregate amount of all non-cash losses reducing net income (excluding any non-cash losses that results in an accrual of a reserve for cash charges in any future period and the reversal thereof), plus interest, taxes, depreciation and amortization. Virtually all of the Company’s assets are collateralized under the RCA. Under the RCA, the Company is obligated to maintain various financial ratios and covenants that are typical for such facilities.

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

NBTY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

(Dollars and shares in thousands, except per share amounts)

During fiscal 2006, the Company purchased, on the open market, $10,000 face value of the 7 1/8% Notes for $9,575. The Company recorded a gain on extinguishment of debt of $425 and wrote-off $264 of the related unamortized deferred financing fees in the nine months ended December 31, 2006 as a result of this transaction.

Virtually all of the Company’s assets are collateralized under the RCA. Under the RCA, the Company is obligated to maintain various financial ratios and covenants must be met, including, but not limited to, a minimum consolidated interest coverage ratio and a maximum leverage ratio. The specific covenants and related definitions can be found in the RCA, which has been previously filed with the Securities and Exchange Commission. Adjusted EBITDA, which is a factor utilized in calculating covenant ratios, is defined as net income, excluding the aggregate amount of all non-cash losses reducing net income (excluding any non-cash losses that results in an accrual of a reserve for cash charges in any future period and the reversal thereof), plus interest, taxes, depreciation and amortization. The Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which varies between .20% and .375% per annum, depending on the Company’s ratio of consolidated indebtedness to consolidated Adjusted EBITDA, on any unused portion of the revolving credit facility.

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

The Company’s credit arrangements, generally the indenture governing the 7 1/8% Notes (“Indenture”) and the RCA, impose certain restrictions on the Company regarding capital expenditures and limit the Company’s ability to do any of the following: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay dividends or distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions are subject to certain limitations and exclusions.

In addition, a default under certain covenants in the Indenture and the RCA, respectively, could result in the acceleration of the Company’s payment obligations under the RCA and the Indenture, as the case may be, and, under certain circumstances, in cross-defaults under other debt obligations. These defaults may have a negative effect on the Company’s liquidity.

NBTY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

(Dollars and shares in thousands, except per share amounts)

A summary of contractual cash obligations as of December 31, 2006 is as follows:

	Payments Due By Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt, excluding interest	$210,468	$797	$20,309	$888	$188,474
Interest	124,215	14,676	28,264	27,125	54,150
Operating leases	517,254	91,631	151,421	103,353	170,849
Purchase commitments	86,092	86,092
Capital commitments	1,857	1,857
Employment and consulting agreements	2,988	2,988
Total contractual cash obligations	$942,874	$198,041	$199,994	$131,366	$413,473

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

The Company was committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $86,092 at December 31, 2006. Such purchase orders are generally cancelable at the discretion of the Company until the order has been shipped, but require repayment of all expenses incurred through the date of cancellation. During the three months ended December 31, 2006 no one supplier individually represented greater than 10% of the Company’s raw material purchases. The

NBTY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

(Dollars and shares in thousands, except per share amounts)

Company does not believe that the loss of any single supplier would have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Company had approximately $1,857 in open capital commitments at December 31, 2006, primarily related to manufacturing equipment as well as to computer hardware and software.

The Company has employment agreements with two of its executive officers. The agreements, entered into in October 2002, each have a term of five years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and change in control of the Company. The remaining commitment for salaries to these two officers as of December 31, 2006 was approximately $971. In addition, five members of Holland & Barrett’s senior executive staff have service contracts terminable by the Company upon twelve months notice. The annual aggregate commitment for such H&B executive staff as of December 31, 2006 was approximately $1,567.

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

Financial Covenants and Credit Rating:

The Company’s credit arrangements impose certain restrictions on the Company regarding capital expenditures and limit the Company’s ability to: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. The Company is in compliance with all covenants under its credit arrangements at December 31, 2006.

NBTY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

(Dollars and shares in thousands, except per share amounts)

At December 31, 2006, credit ratings were as follows:

Credit Rating Agency	7 1/8 Notes	Overall
Standard and Poors	B+	BB
Moody’s	Ba3	Ba2

At December 31, 2006, the Company’s new RCA has not yet been rated.

Recent accounting developments:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. This statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company will adopt SFAS 157 on October 1, 2008. The Company is currently evaluating the impact of adopting this standard in its consolidated financial statements and related disclosures.

The FASB ratified the consensuses reached in Emerging Issues Task Force (“EITF” or, the “Task Force”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The Task Force reached a consensus that the scope of the Issue includes any tax assessed by a governmental authority that is both imposed on and current with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The scope of this Issue excludes tax schemes that are based on gross receipts and taxes that are imposed during the inventory procurement process. The presentation of taxes within the scope of this Issue on either a gross or a net basis is an accounting policy decision that should be disclosed under Accounting Principles Board (“APB”) Opinion No. 22, “Disclosure of Accounting Policies.”  Furthermore, for taxes reported on a gross basis, a company should disclose the aggregate amount of those taxes in interim and annual financial statements for each period for which an income statement is presented if that amount is significant. The disclosures required under this consensus should be applied retrospectively to interim and annual financial statements for all periods presented, if those amounts are significant. The consensus in EITF 06-3 should be applied to interim and annual reporting periods beginning after December 15, 2006. The Company will adopt EITF 06-3 on January 1, 2007, the second fiscal quarter of the fiscal year ending September 30, 2007. The Company does not anticipate that the adoption will have a significant impact on its consolidated financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in tax positions and requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 on October 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 in its financial statements.

NBTY, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

(In thousands)

ITEM 3.                Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to currency fluctuations, primarily with respect to the British Pound, the Euro and the Canadian dollar, and interest rate risks that arise from normal business operations. The Company regularly assesses these risks. As of December 31, 2006, the Company had not entered into any hedging transactions.

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

The U.S. dollar volume of net sales denominated in foreign currencies was approximately $175,442, or 34.7% of total net sales, for the three months ended December 31, 2006.  During the three months ended December 31, 2006, the U.S. dollar weakened approximately 10% against the foreign currencies, as compared to the prior year comparable period, resulting in an increase in net sales of approximately $14,464 and an increase in operating income of approximately $3,076 for the three months ended December 31, 2006. The related impact on basic and diluted earnings per share was approximately $0.03 for the same period.

To manage the potential loss arising from changing interest rates and its impact on long-term debt, the Company’s policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments. Since the Company had no significant variable rate debt outstanding at December 31, 2006, management believes that a significant fluctuation in interest rates in the near future will not have a material impact on the Company’s consolidated financial statements.   With the exception of the  7 1/8% Senior Subordinated Notes, the carrying value of the Company’s financial instruments approximates fair value due to their short maturities and variable interest rates. The fair value of the 7 1/8% Senior Subordinated Notes at December 31, 2006, based on then quoted market prices, was $187,625.

The Company is exposed to changes in interest rates on its floating rate Credit Agreement and fixed rate Notes. At December 31, 2006, based on a hypothetical 10% decrease in interest rates related to the Company’s fixed rate Notes, the Company estimates that the fair value of its fixed rate debt would have increased by approximately $6,252. Conversely, based on a hypothetical 10% increase in interest rates related to the Company’s fixed rate Notes at December 31, 2006, the Company estimates that the fair value of its fixed rate debt would have decreased by approximately $5,867. At December 31, 2006 the Company had no borrowings outstanding under its RCA. A hypothetical 10% change in interest rates would not have a material effect on the Company’s consolidated pretax income or cash flow.

NBTY, INC. AND SUBSIDIARIES
CONTROLS AND PROCEDURES

ITEM 4.                Controls and Procedures

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

California Action

On July 25, 2002, a putative consumer class-action lawsuit was filed in California state court against MET-Rx USA, Inc. (“MET-Rx”), an indirect subsidiary of Rexall Sundown, Inc. (“Rexall”), claiming that the advertising and marketing of certain prohormone supplements were false and misleading, or alternatively, that the prohormone products contained ingredients that were controlled substances under California law. Plaintiffs seek equitable and monetary relief. On June 18, 2004, this case was coordinated with several other class-action cases brought against other companies relating to the sale of products containing androstenediol, one of the prohormones contained in MET-Rx products. The coordinated proceedings have been assigned to a coordination judge for further pretrial proceedings. No trial date has been set, the court has not yet certified a class, and the matter is currently in discovery. The Company has defended vigorously against the claims asserted. Because this action is still in the early stages, no determination can be made at this time as to its final outcome, nor can its materiality be accurately ascertained.

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

Nutrition Bars

Rexall and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. The Company has defended this action vigorously. In December 2006, while Rexall’s and the other defendants’ renewed motion for judgment on the pleadings was pending, the Court again stayed the case for all purposes, pending rulings on relevant cases before the California Supreme Court. Because it is unclear when the Supreme Court will issue rulings in these cases, Rexall cannot estimate how long the case will be stayed. Based upon the information available at this time, the Company believes that its accrual is adequate for the exposure in the nutrition bar litigation. However, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

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

A purported shareholder of the Company delivered a demand in July 2004 that the Company’s board of directors commence a civil action against certain of the Company’s officers and directors based on certain of the allegations described above. The Company’s board of directors, based on the investigation and recommendation of a special committee of the Board, determined not to commence any such lawsuit. On or about April 28, 2005, a  state court derivative action was filed in the Supreme Court of the State of New York, Suffolk County, by this purported shareholder alleging wrongful rejection of his demand and breaches of fiduciary duties by some of the Company’s individual directors and officers. The Company is named as a nominal defendant. This derivative complaint is predicated upon the same allegations as a previously-dismissed Eastern District consolidated derivative action. Along with the named officers and directors, the Company filed a motion to dismiss. On January 3, 2007, the Court directed plaintiff to serve and file within 90 days an amended complaint with allegations sufficient to cure deficiencies in plaintiff’s prior complaint, observing that plaintiff could not have satisfied the requirements to state a claim under Delaware law at the time plaintiff originally filed the derivative complaint. In the event that plaintiff files an amended complaint, defendants will renew their motion to dismiss for failure to state a claim.

The Company and its named officers and directors believe these suits are without merit and vigorously have defended these actions.  Given the stages of the proceedings, however, no determination can be made at this time as to the final outcome of these actions, nor can their materiality be accurately ascertained.  The Company maintains policies of directors’ and officers’ personal liability insurance.

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

Item 1A.                Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under part 1 - “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2006, which could materially adversely affect our business, financial condition, operating results and cash flows. Additionally, risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition operating results or cash flows. Since September 30, 2006, there have been no significant changes relating to risk factors.

Item 6.                        Exhibits

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

10.1	Employment Agreement, effective October 1, 2002, by and between NBTY, Inc. and Scott Rudolph(4)
10.2	Employment Agreement, effective October 1, 2002, by and between NBTY, Inc. and Harvey Kamil(4)
10.3	Executive Consulting Agreement, effective January 1, 2002, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(4)
10.4	First Amendment to Executive Consulting Agreement, effective January 1, 2003, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(5)
10.5	Second Amendment to Executive Consulting Agreement, effective January 1, 2004, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(6)
10.6	Third Amendment to Executive Consulting Agreement, effective January 1, 2005, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(10)
10.7	Fourth Amendment to Executive Consulting Agreement, effective January 1, 2006, by and between NBTY, Inc., and Rudolph Management Associates, Inc.(11)
10.8	Fifth Amendment to Executive Consulting Agreement, effective January 1, 2007, by and between NBTY, Inc., and Rudolph Management Associates, Inc.(2)
10.9	NBTY, Inc. Retirement Savings and Employees’ Stock Ownership Plan. (1)
10.10	NBTY, Inc. Year 2000 Incentive Stock Option Plan. (7)
10.11	NBTY, Inc. Year 2002 Stock Option Plan. (8)
10.12

Revolving Credit Agreement, dated as of November 3, 2006, among NBTY, Inc., as Borrower, The Several Lenders from Time to Time Parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A., BNP Paribas, Citibank, N.A., and HSBC Bank USA, National Association, as Co-Syndication Agents.(9)

10.13	Guarantee and Collateral Agreement, by NBTY, Inc., the Guarantors party thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of November 3, 2006(10)
10.14	Facility Agreement, dated September 20, 2006 for Good ‘N’ Natural Limited with JPMorgan Chase Bank, N.A., London Branch (2)
10.15	Stock Purchase Agreement by and between NBTY, Inc. and ZILA Inc., dated as of August 13, 2006 (the “Zila Purchase Agreement”)(2)
10.16	Amendment to Zila Purchase Agreement, dated as of September 28, 2006(2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*                    Filed herewith

(1)          Incorporated by reference to NBTY, Inc.’s Form 10-K for the fiscal year ended September 30, 2005 filed on December 22, 2005 (File #001-31788).

(2)          Incorporated by reference to NBTY, Inc.’s Form 10-K for the fiscal year ended September 30, 2006 filed on December 11, 2006 (File #001-31788).

(3)          Incorporated by reference to NBTY, Inc.’s Form 8-K filed on September 27, 2005 (File #001-31788).

(4)          Incorporated by reference to NBTY, Inc.’s Form 10-K for the fiscal year ended September 30, 2002 filed on December 20, 2002 (File #0-10666).

(5)          Incorporated by reference to NBTY, Inc.’s Form 10-K for the fiscal year ended September 30, 2003 filed on December 16, 2003 (File #001-31788).

(6)          Incorporated by reference to NBTY, Inc.’s Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004 (File #001-31788).

(7)          Incorporated by reference to NBTY, Inc.’s Form S-8, filed on September 20, 2000 (File #333-46188).

(8)          Incorporated by reference to NBTY, Inc.’s Proxy Statement, dated March 25, 2002 (File #0-10666).

(9)          Incorporated by reference to NBTY, Inc.’s Form 8-K, filed on November 8, 2006 (File #001-31788).

(10)Incorporated by reference to NBTY, Inc.’s Form 10-Q, filed on May 9, 2005 (File #001-31788).

(11)Incorporated by reference to NBTY, Inc.’s Form 10-Q, filed on February 2, 2006 (File #001-31788).

NBTY, INC. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, INC.
(Registrant)
Date: February 6, 2007	By:	/s/ SCOTT RUDOLPH
Scott Rudolph
Chairman and Chief Executive Officer
(Principal Executive Officer)
Date: February 6, 2007	By:	/s/ HARVEY KAMIL
Harvey Kamil
President and Chief Financial Officer
(Principal Financial and Accounting Officer)