Form 10-Q
period 2007-03-31
NBTY INC
filed 2007-05-07
CIK 70793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

or

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

The number of shares of Common Stock (par value $.008 per share) outstanding as of May 3, 2007 was 67,363,470.

NBTY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NBTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	March 31,	September 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$42,237	$89,805
Investments	125,578	—
Accounts receivable, net	92,135	89,154
Inventories	379,196	354,496
Deferred income taxes	28,140	26,636
Prepaid expenses and other current assets	60,871	42,261
Total current assets	728,157	602,352
Property, plant and equipment, net	309,636	309,437
Goodwill	246,767	235,959
Intangible assets, net	161,637	146,169
Other assets	28,544	10,393
Total assets	$1,474,741	$1,304,310
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$906	$18,660
Accounts payable	74,239	64,211
Accrued expenses and other current liabilities	151,775	127,768
Total current liabilities	226,920	210,639
Long-term debt, net of current portion	209,796	191,045
Deferred income taxes	68,598	55,276
Other liabilities	10,195	7,918
Total liabilities	515,509	464,878
Commitments and contingencies
Stockholders’ equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 67,325 shares at March 31, 2007 and 67,212 shares at September 30, 2006	539	538
Capital in excess of par	141,294	138,777
Retained earnings	779,270	671,060
Accumulated other comprehensive income	38,129	29,057
Total stockholders’ equity	959,232	839,432
Total liabilities and stockholders’ equity	$1,474,741	$1,304,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	For the three months		For the six months
	ended March 31,		ended March 31,
	2007	2006	2007	2006
Net sales	$508,459	$481,743	$1,014,697	$937,013
Costs and expenses:
Cost of sales	239,530	251,131	486,578	497,080
Advertising, promotion and catalog	34,441	27,066	61,204	52,226
Selling, general and administrative	151,963	157,222	303,902	302,877
Trademark impairment	—	10,450	—	10,450
	425,934	445,869	851,684	862,633
Income from operations	82,525	35,874	163,013	74,380
Other income (expense):
Interest	(4,154)	(6,958)	(9,217)	(15,950)
Miscellaneous, net	2,307	997	3,646	2,146
	(1,847)	(5,961)	(5,571)	(13,804)
Income before provision for income taxes	80,678	29,913	157,442	60,576
Provision for income taxes	23,324	8,613	49,232	16,356
Net income	$57,354	$21,300	$108,210	$44,220
Net income per share:
Basic	$0.85	$0.32	$1.61	$0.66
Diluted	$0.83	$0.31	$1.56	$0.64
Weighted average common shares outstanding:
Basic	67,273	67,195	67,242	67,194
Diluted	69,490	69,043	69,423	69,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the six months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$108,210	$44,220
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Impairments and disposals of property, plant and equipment	1,112	3,933
Depreciation and amortization	28,746	28,044
Foreign currency transaction loss	212	19
Amortization and write-off of deferred charges	1,515	3,294
Gain on extinguishment of debt	—	(425)
Trademark impairment	—	10,450
(Recovery of) provision for doubtful accounts	(384)	1,372
Inventory reserves	4,265	3,151
Deferred income taxes	7,385	2,453
Excess income tax benefit from exercise of stock options	(1,884)	(15)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(203)	(7,741)
Inventories	(19,623)	91,047
Prepaid expenses and other current assets	10,967	19,106
Other assets	(150)	1,171
Accounts payable	6,807	(2,782)
Accrued expenses and other liabilities	5,058	691
Net cash provided by operating activities	152,033	197,988
Cash flows from investing activities:
Purchase of property, plant and equipment	(20,918)	(21,166)
Proceeds from sale of property, plant and equipment	38	77
Purchase of available-for-sale investments	(317,050)	—
Proceeds from sale of available-for-sale investments	191,472	39,900
Cash paid for acquisition, net of cash acquired	(37,005)	—
Restricted cash	(18,539)	—
Purchase price settlements, net	—	1,846
Purchase of intangible assets	—	(228)
Net cash (used in) provided by investing activities	(202,002)	20,429
Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(425)	(216,071)
Principal payments under the Revolving Credit Facility	—	(6,000)
Payments of financing fees	(1,649)	—
Excess income tax benefit from exercise of stock options	1,884	15
Proceeds from stock options exercised	634	65
Net cash provided by (used in) financing activities	444	(221,991)
Effect of exchange rate changes on cash and cash equivalents	1,957	(829)
Net decrease in cash and cash equivalents	(47,568)	(4,403)
Cash and cash equivalents at beginning of period	89,805	67,282
Cash and cash equivalents at end of period	$42,237	$62,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

1.   Basis of Presentation

NBTY, Inc. and subsidiaries are referred to herein collectively as “we”, “our”, “us”, “NBTY”, or the “Company”. We have prepared these unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles applicable to interim financial information and on a basis that is consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (“2006 Form 10-K”). In our opinion, these financial statements reflect all adjustments (including normal recurring accruals) necessary for a fair statement of our results for the interim periods presented. These unaudited condensed consolidated financial statements do not include all information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial and notes thereto contained in our 2006 Form 10-K. Results for interim periods are not necessarily indicative of results which may be achieved for a full year.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. Our most significant estimates include: sales returns and other allowances; inventory valuation and obsolescence; allowance for doubtful accounts; valuation and recoverability of long-lived assets; income taxes; and accruals for the outcome of current litigation.

Fair Value of Financial Instruments

The carrying value of our financial instruments approximates fair value due to their short maturities and variable interest rates, with the exception of the 7 1/8% Senior Subordinated Notes. The face value and the fair value of the 7 1/8% Senior Subordinated Notes at March 31, 2007, based on then quoted market prices, was $190,000 and $192,375, respectively.

Significant Customers and Concentration of Credit Risk

Financial instruments which potentially subject us to credit risk consist primarily of cash and cash equivalents (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts), investments and trade accounts receivable. We mitigate our risk by investing in or through major financial institutions. At March 31, 2007, our investments consisted of auction rate securities, which were classified as available-for-sale investments and reported at fair value (which approximates cost). We believe that no significant concentration of credit risk existed at March 31, 2007 with respect to these securities.

We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. Collections and payments from customers are continuously monitored. We maintain an allowance for doubtful accounts, which is based upon historical experience as well as specific customer

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

For the three and six months ended March 31, 2007 and 2006 the following individual customers accounted for the following percentages of the Wholesale / US Nutrition division’s net sales, respectively:

	% of Wholesale / US Nutrition division’s net sales
	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Customer A	8%	13%	8%	12%
Customer B	19%	15%	17%	15%
Customer C	9%	9%	10%	9%

Customer A is primarily a supplier to Customer B. Therefore, the loss of Customer B would likely result in the loss of most of the net sales to Customer A. While no one customer represented, individually, more than 10 percent of our consolidated net sales for the three and six months ended March 31, 2007 and 2006, the loss of any one of these customers would have a material adverse effect on the Wholesale/US Nutrition division if we were unable to replace such customer(s).

The following individual customers accounted for 10% or more of the Wholesale/US Nutrition division’s total gross accounts receivable as of March 31, 2007 and September 30, 2006, respectively:

	March 31,	September 30,
	2007	2006
Customer B	15%	12%
Customer C	11%	9%

Accounts receivable are presented net of the following reserves at March 31, 2007 and September 30, 2006:

	March 31, 2007	September 30, 2006
Allowance for doubtful accounts	$9,578	$10,361
Allowance for sales returns	11,375	10,778
Promotional program incentive allowance	26,217	30,439
	$47,170	$51,578

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

Assets Held for Sale

During March 2007 we made a decision to sell the land and building we own located in Augusta, Georgia. We anticipate that a sale of the land and building will be completed by March 2008. As a result, the carrying value of the land and building of approximately $12,900 (which approximates its fair value less costs to sell) was transferred from property, plant and equipment and is classified as held for sale and is included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheet at March 31, 2007.

Supplemental Disclosure of Cash Flow Information

	For the six months ended March 31,
	2007	2006
Cash interest paid (net of capitalized interest of $216 and $982, respectively)	$7,424	$7,387
Cash income taxes paid (net of refunds of $409 and $9,815, respectively)	$40,896	$12,686
Capital lease obligations	$333	$—
Property, plant and equipment additions included in accounts payable	$811	$2,853
Non-cash investing and financing information:
Acquisitions accounted for under the purchase method:
Fair value of assets acquired	$44,922	$—
Liabilities assumed	(7,870)	—
Less: Cash acquired	(47)	—
Net cash paid	$37,005	$—

Recent Accounting Developments

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Companies electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 will be effective as of the beginning of the first fiscal year that begins after November 15, 2007. We will adopt SFAS 159 on October 1, 2008. The impact of the adoption of SFAS 159 will be dependent on the extent to which we choose to elect to measure eligible items at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. This statement applies

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We will adopt SFAS 157 on October 1, 2008. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in tax positions and requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We will adopt the provisions of FIN 48 on October 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 in our financial statements.

2.   Acquisitions

We account for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.”  Under the purchase method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. Any excess of the purchase price over their estimated fair values is recorded as goodwill.  The fair value assigned to the tangible and intangible assets acquired and liabilities assumed is based upon estimates and assumptions that we developed and other information that we compiled, including a valuation.

Fiscal 2007 Acquisitions

The Ester-C Company (formally known as Zila Nutraceuticals, Inc.)

On October 2, 2006, we acquired 100% of the stock of Zila Nutraceuticals, Inc., a division of Zila, Inc. Once acquired, we changed the name of Zila Nutraceuticals, Inc. to The Ester-C Company (“Ester-C”). Ester-C manufactures and markets Ester-C, which is known throughout multiple markets including health food stores and mass market retailers. This acquisition represents an opportunity for us to enhance our presence in key markets. The purchase price for Ester-C was $37,500 in cash and up to a $3,000 contingent cash payment which is based upon EBITDA (as defined in the purchase agreement) of Ester-C during the one-year period following the closing. In addition, the purchase price was subject to a post-closing adjustment based on the final working capital. During March 2007, we received a payment of $1,214 in settlement of the final working capital adjustment. We also incurred approximately $766 of direct transaction costs for a total purchase price of approximately $37,052, subject to any contingent cash payment noted above. The goodwill associated with this acquisition is deductible for tax purposes. Ester-C had approximately $21,000 in net revenue for the twelve months ended July 31, 2006. The $37,500 purchase price was paid out of cash on hand. This acquisition contributed $2,423 in net sales and an operating loss of $1,579 to NBTY’s wholesale segment for the three months ended March 31, 2007 and $6,504 in net sales and $1,424 of operating income to NBTY’s wholesale segment for the six months ended

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

March 31, 2007.  We are in the process of finalizing the allocation of the purchase price to the assets acquired and liabilities assumed.

3.   Investments

At March 31, 2007, investments consisted of auction rate securities, which are long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which occurs every 7 to 35 days. These investments are recorded at fair value; any unrealized gains/losses are included in other comprehensive income, unless a loss is determined to be other than temporary. Despite the long-term nature of their stated contractual maturities, there is a ready liquid market for these securities based on the interest rate reset mechanism. We classify such securities as current assets in the accompanying balance sheets because we have the ability and intent to sell these securities as necessary to meet our current liquidity requirements. As of March 31, 2007, there were no unrealized holding gains or losses.

Investment income included in ‘‘Miscellaneous, net’’ in the Condensed Consolidated Statements of Income was $1,037 and $383 for the three months ended March 31, 2007 and 2006, respectively, and $1,917 and $1,115 for the six months ended March 31, 2007 and 2006, respectively.

4.   Inventories

The components of inventories were as follows:

	March 31, 2007	September 30, 2006
Raw materials	$93,855	$92,536
Work-in-process	10,685	11,409
Finished goods	286,455	261,570
Valuation and obsolescence reserves	(11,799)	(11,019)
Total	$379,196	$354,496

5.   Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess purchase price over the fair value of identifiable net assets of companies acquired. Goodwill and indefinite lived assets acquired in a business combination are not amortized, but instead tested for impairment at least annually. We test goodwill and indefinite lived intangibles for impairment annually as of September 30, the last day of our fourth fiscal quarter, unless an event occurs that would indicate the value may be impaired at an interim date.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

The changes in the carrying amount of goodwill by segment for the six month period ended March 31, 2007, were as follows:

	Wholesale / US Nutrition	European Retail	Direct Response/ Puritan’s Pride	Consolidated
Balance at September 30, 2006	$73,253	$147,509	$15,197	$235,959
Acquisition of Ester-C	3,643	—	—	3,643
Foreign currency translation	(116)	7,281	—	7,165
Balance at March 31, 2007	$76,780	$154,790	$15,197	$246,767

We are in the process of finalizing the allocation of the purchase price to the assets acquired and liabilities assumed for the acquisition of Ester-C. Accordingly, the goodwill amount associated with this acquisition is preliminary.

We are in a dispute with the seller of SISU, Inc., which we acquired in June 2005, with respect to the calculation of the final working capital adjustment. Upon the resolution of this dispute, final allocations to the acquired assets and liabilities could result in future adjustments to goodwill and actual results may differ from those presented herein.

Intangible Assets

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives (not exceeding 20 years). The carrying amounts of intangible assets as of March 31, 2007 and September 30, 2006 were as follows:

	March 31, 2007		September 30, 2006
	Gross		Gross		Amortization
	carrying	Accumulated	carrying	Accumulated	period
	amount	amortization	amount	amortization	(years)
Definite lived intangible assets
Brands	$97,971	$13,918	$82,675	$11,449	20
Customer lists	62,051	34,204	62,025	32,278	2 - 15
Private label and customer relationships	39,890	4,318	34,211	3,167	10 - 20
Trademarks and licenses	17,852	5,762	17,146	5,123	2 - 20
Covenants not to compete	3,037	2,762	3,034	2,705	3 - 5
	220,801	60,964	199,091	54,722
Indefinite lived intangible asset
Trademark	1,800	—	1,800	—
Total intangible assets	$222,601	$60,964	$200,891	$54,722

In connection with the acquisition of Ester-C, definite-lived intangible assets relating to brands increased $15,000 and customer relationships increased $5,300 at March 31, 2007.

Amortization expense of definite lived intangible assets is included in “Selling, general and administrative” expense in the Condensed Consolidated Statements of Income. Amortization for the three months ended March 31, 2007 and 2006 was approximately $3,194 and $3,097, respectively.  Amortization for the six months ended March 31, 2007 and 2006 was approximately $6,502 and $6,220, respectively.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

Assuming no changes in our definite lived intangible assets, estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the fiscal year ending September 30,
2007	$12,993
2008	$12,840
2009	$11,614
2010	$11,512
2011	$11,470

6.   Impairments

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), carrying values are reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying values may not be recoverable. In order to determine if a write down is necessary, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. We consider a history of cash flow losses on a store by store basis to be a primary indicator of potential impairment.

During the six months ended March 31, 2007 and 2006, we evaluated, for an impairment review, certain retail stores that had reached a certain level of maturity and were sustaining operating losses. During the three months ended March 31, 2007 and 2006, we recognized impairment charges of $231 and $146, respectively. During the six months ended March 31, 2007 and 2006, we recognized impairment charges of $584 and $2,271, respectively. These impairment charges related primarily to leasehold improvements and furniture and fixtures for North American Retail operations and were included in “Selling, general and administrative” expense in the Condensed Consolidated Statements of Income.

Due to continued difficult market conditions experienced in our low carb product line, we decided during the second fiscal quarter ended March 31, 2006 to discontinue our Carb Solutions trademarked brand (which was acquired as part of the acquisition of Rexall Sundown in 2003). Since the brand related to this trademark had virtually no future undiscounted cash flow to support its carrying value, we wrote off the net carrying value of the Carb Solutions trademarked brand of $10,450 during the second fiscal quarter ended March 31, 2006, which also impacted the six months ended March 31, 2006.

7.   Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows:

	March 31,	September 30,
	2007	2006
Accrued compensation and related taxes	$24,332	$26,247
Income taxes payable	22,584	22,268
Accrued purchases	18,344	13,379
Litigation	27,642	12,294
Other	58,873	53,580
	$151,775	$127,768

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

8.   Long-Term Debt

Long-term debt consisted of the following:

	March 31,	September 30,
	2007	2006
Senior debt:
7 1/8% Senior subordinated notes due 2015 (“7 1/8% Notes”), net of unamortized discount of $1,494 and $1,557 at March 31, 2007 and September 30, 2006, respectively(a)	$188,506	$188,443
Mortgage:
First mortgage payable in monthly principal and interest (7.375%) installments of $55, maturing May 2011	2,370	2,608
Capital Leases:
Capital lease obligations payable in monthly principal and interest (weighted-average imputed interest rate of 2.6%) installments of $37, maturing on or before January 2010(b)	976	733
Multicurrency Term Loan Facility; interest at LIBOR plus margin; maturing December 2008(c)	18,850	17,921
	210,702	209,705
Less: current portion	906	18,660
Total	$209,796	$191,045

(a)           In September 2005, we issued 10-year 7 1/8% Senior Subordinated Notes due 2015 in the aggregate principal amount of $200,000 (the “7 1/8% Notes”). The 7 1/8% Notes are guaranteed by all of our domestic subsidiaries and are full, unconditional and joint and several and uncollaterized and subordinated in right of payment for all existing and future indebtedness. The 7 1/8% Notes are subject to redemption, at our option, in whole or in part, at any time on or after October 1, 2010, and prior to maturity at certain fixed redemption prices plus accrued interest. In addition, on or prior to October 1, 2008, we may redeem in the aggregate up to 35% of the 7 1/8% Notes with the net cash proceeds received by us from certain types of equity offerings (as defined), at a redemption value equal to 107.125% of the principal amount plus accrued interest, provided that at least 65% of the aggregate principal amount of notes remains outstanding immediately after any such redemption. The 7 1/8% Notes do not have any sinking fund requirements. Interest is paid semi-annually on April 1st and October 1st. During fiscal 2006, we purchased, on the open market, $10,000 face value of the 7 1/8% Notes for $9,575. We recorded a gain on extinguishment of debt of $425 and wrote-off $264 of the related unamortized deferred financing fees during the fiscal year ended September 30, 2006 as a result of this transaction.

(b)          We entered into various capital leases for computer equipment which provide us with bargain purchase options at the end of such lease terms.

(c)           In September 2006, we entered into a multicurrency term facility agreement with JP Morgan Chase Bank. During fiscal 2007, we amended the terms of the facility to extend the maturity to December 2008. As part of the amendment, we are required to maintain cash collateral in the amount of the outstanding loan balance.  At March 31, 2007, the amount outstanding under this facility was a loan denominated in the British Pounds Sterling in the amount of £9,575, which approximated $18,850

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

in US Dollars based upon the exchange rate as of March 31, 2007. As a result, the cash collateral, which is considered, restricted, of $18,850, is included in Other assets within the Condensed Consolidated Balance Sheet at March 31, 2007. Interest is payable in quarterly installments at LIBOR plus applicable margin. At March 31, 2007, the interest rate was approximately 5.9%.

Revolving Credit Agreement (“RCA”)

On November 3, 2006, we entered into a Revolving Credit Agreement (“RCA”) with JP Morgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Bank of America, N.A., BNP Paribas, Citibank, N.A., and HSBC Bank USA, National Association, as Co-Syndication Agents. The RCA provides for revolving credit loans in the aggregate principal amount of up to $325,000 to be used for (a) the repayment of all obligations outstanding under our prior credit agreement (which consisted solely of commitment fees since we had previously repaid all amounts borrowed under the prior credit agreement), (b) working capital and other general corporate purposes, and (c) acquisitions. In connection with the RCA, our prior credit agreement was terminated. There have been no borrowings under the RCA to date. The terms and requirements of the RCA are substantially the same as the prior credit agreement. Our obligations under the RCA are secured by substantially all of our assets and are guaranteed by certain of our subsidiaries, in each case to the extent set forth in the Guarantee and Collateral Agreement (the “Guarantee”) that was entered into on November 3, 2006.

Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. We are required to pay a commitment fee, which varies between .20% and .375% per annum, depending on our ratio of consolidated indebtedness to consolidated Adjusted EBITDA, on any unused portion of the revolving credit facility. The RCA defines Adjusted EBITDA as net income, excluding the aggregate amount of all non-cash losses reducing net income (excluding any non-cash losses that results in an accrual of a reserve for cash charges in any future period and the reversal thereof), plus interest, taxes, depreciation and amortization. Virtually all of our assets are collateralized under the RCA. Under the RCA, we are obligated to maintain various financial ratios and covenants that are typical for such facilities.  We were in compliance with all financial covenants under the RCA as of March 31, 2007.

9.   Litigation Summary and Indemnification of Officers and Directors

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

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

Nutrition Bars

Rexall and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. We have defended this action vigorously. In December 2006, while Rexall’s and the other defendants’ renewed motion for judgment on the pleadings was pending, the Court again stayed the case for all purposes, pending rulings on relevant cases before the California Supreme Court. Because it is unclear when the Supreme Court will issue rulings in these cases, Rexall cannot estimate how long the case will be stayed. Based upon the information available at this time, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

Shareholder Litigation — Class Actions Settlement Agreed Upon; Awaiting Court Approval

From June 24, 2004 through September  3, 2004, six separate shareholder class-actions were filed against us and  certain of our officers and directors in the U.S. District Court for the Eastern  District of New York (the  “Court”), on behalf of shareholders who purchased  shares of our common stock between February 9, 2004 and July 22, 2004 (the  potential “Class Period”). The actions alleged that we failed to disclose material facts during the Class Period that resulted in a decline in the price of our stock after June 16, 2004 and July 22, 2004, respectively. The Court consolidated the six class-actions in March 2005 and appointed lead plaintiff and counsel. The lead plaintiff filed a consolidated amended complaint alleging an amended class period from November 10, 2003 to July 22, 2004. Along with the officers and directors, we filed a motion to dismiss the action. The motion was denied on May 1, 2006. The parties entered into extensive document discovery, during which the Court certified the class to consist of shareholders who purchased shares of our common stock during the period from November 10, 2003 to July 22, 2004 (the “Class”).

Following a mediation on February 15, 2007, the parties agreed to a proposed settlement of the class action claims. Under the terms of the proposed settlement, all the class action claims will be dismissed with prejudice and a full release will be given to the Company and its officers and directors, including all defendants named in the consolidated actions. The total amount to be paid to the Class in settlement of the claims will be paid entirely by our directors’ and officers’ liability insurers. In the settlement, we and the individual defendants deny any violation of law, and have agreed to the settlement to eliminate the uncertainties, distractions and expense of further litigation. The settlement is subject to review and approval by the Court. On April 17, 2007, the lead plaintiff filed with the Court the proposed settlement, as well as an application for its preliminary approval, for notice to the Class, and for a settlement hearing. That application is pending. The timetable for hearings and other aspects of the review and approval process will be set by the Court.

A purported shareholder of the Company delivered a demand in July 2004 that our board of directors commence a civil action against certain of our officers and directors based on certain of the allegations described above. Our board of directors, based on the investigation and recommendation of a special committee of the Board, determined not to commence any such lawsuit. On or about April 28, 2005, a state court derivative action was filed in the Supreme Court of the State of New York, Suffolk County, by this purported shareholder alleging wrongful rejection of his demand and breaches of fiduciary duties by

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

some of our individual directors and officers. We are named solely as a nominal defendant, against which no recovery is sought. This derivative complaint is predicated upon the same allegations as a previously-dismissed Eastern District consolidated derivative action. Along with the named officers and directors, we filed a motion to dismiss. On January 3, 2007, the Court directed plaintiff to serve and file within 90 days an amended complaint with allegations sufficient to cure deficiencies in plaintiff’s prior complaint, observing that plaintiff could not have satisfied the requirements to state a claim under Delaware law at the time plaintiff originally filed the derivative complaint. Plaintiff filed a motion to compel discovery from the  defendants and the Company prior to filing an amended pleading, and we, together  with the defendants, filed a cross-motion for a protective order that plaintiff  is not entitled to such discovery. Those motions will be heard on May 23, 2007. In the event that plaintiff files an amended complaint, defendants will renew their motion to dismiss for failure to state a claim.

We and our named officers and directors believe these suits are without merit and have vigorously defended these actions. The proposed settlement of the class action claims will not have a material impact on the Company’s results of operations or financial condition. We maintain policies of directors’ and officers’ personal liability insurance.

In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability and intellectual property claims) arise in the ordinary course of our business. We believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on our consolidated financial condition or results of operations, if adversely determined against us.

Indemnification of Officers and Directors

We are incorporated under the laws of Delaware. Section 145(a) of the Delaware General Corporation Law (the “DGCL”) provides that a corporation may indemnify officers and directors of the corporation against expenses incurred by them if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceedings, if they had no reasonable cause to believe that their conduct was unlawful.

As permitted by the DGCL, we have provided in its certificate of incorporation for the indemnification to the full extent permitted by Section 145 of the DGCL of the persons who may be indemnified pursuant thereto. Further, we have provided in our certificate of incorporation that a director of our corporation shall not be personally liable to the corporation or our stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director’s duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the DGCL, or (iv) for any transaction from which the director derived an improper personal benefit.

Finally, our directors and officers are covered by directors’ and officers’ insurance policies maintained by the Company.

10. Income Taxes

Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

could vary as a result of these factors. The effective income tax rate for the three months ended March 31, 2007 was 28.9%, compared to 28.8% for the prior comparable period. The effective income tax rate for the six months ended March 31, 2007 was 31.3%, compared to 27.0% for the prior comparable period. The fiscal year 2007 tax rate is impacted by our decision to partially reinvest foreign earnings in a lower tax jurisdiction, as well as our ability to partially utilize our prior year state and local investment tax credits. The fiscal year 2006 tax rate is primarily impacted by the Foreign Earnings Repatriation (“FER”) provision in the American Jobs Creation Act of 2004, which only impacted quarters in fiscal year 2006. In the prior year, we repatriated foreign earnings at a more beneficial tax rate under the FER provision in the American Jobs Creations Act of 2004.

11. Employee Benefits Plans

We maintain defined contribution benefit plans which collectively cover substantially all full-time U.S. based employees. The defined contribution benefit plans are funded through employer contributions to the Employee Stock Ownership Plan and through employees’ contributions and employer’s matching contributions to the 401(k) plan. The accompanying financial statements reflect contributions to these plans of approximately $1,144 and $1,742 for the three months ended March 31, 2007 and 2006, respectively, and $1,619 and $2,410 for the six months ended March 31, 2007 and 2006, respectively.

Certain of our international subsidiaries (mainly in the U.K.) have company sponsored defined contribution plans to comply with local statutes and practices. The accompanying financial statements reflect contributions to these plans by such subsidiaries in the approximate amount of $389 and $1,059 and for the three months ended March 31, 2007 and 2006, respectively, and $773 and $1,318 for the six months ended March 31, 2007 and 2006, respectively.

12. Net Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding during the three and six month periods ended March 31, 2007 and 2006. Diluted net income per share includes the dilutive effect of outstanding stock options, which resulted in a dilutive effect of 2,217 and 1,848 shares for the three months ended March 31, 2007 and 2006, respectively, and 2,181 and 1,844 shares for the six months ended March 31, 2007 and 2006, respectively. There were no outstanding stock options at March 31, 2007 and 2006, respectively, that would have been anti-dilutive in the calculation of dilutive net income per share.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

13. Comprehensive Income

Comprehensive income includes net income and other gains and losses, net of tax, affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income. Comprehensive income for the three and six months ended March 31, 2007 and 2006 was as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2007	2006	2007	2006
Net income, as reported	$57,354	$21,300	$108,210	$44,220
Changes in:
Unrealized holding gains (losses)	(1)	1	4	(1)
Interest rate swap valuation adjustments	—	243	—	245
Foreign currency translation adjustments	1,095	2,077	9,068	(2,993)
Total comprehensive income	$58,448	$23,621	$117,282	$41,471

The change in foreign currency translation adjustment relates primarily to our investment in European subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. Dollar.

During the three and six months ended March 31, 2007, we recorded an increase in our deferred tax liability of $688 and $5,701, respectively, relating to other comprehensive income earned during the period.

During the three months ended March 31, 2006, we recorded an increase in our deferred tax liability of $1,306 relating to other comprehensive income earned during the period. During the six months ended March 31, 2006, we recorded a decrease in our deferred tax liability of $1,882 relating to other comprehensive losses incurred during the period.

14. Segment Information

We are organized by sales segments on a worldwide basis. Our management reporting system evaluates performance based on a number of factors; however, the primary measures of performance are the net sales, gross profit and income or loss from operations (prior to corporate allocations) of each segment, as these are the key performance indicators that we review. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, IT, and various other corporate level activity related expenses. Such unallocated expenses remain within corporate. Corporate also includes our manufacturing assets and, accordingly, certain items associated with these activities remain unallocated in the corporate segment. The European Retail operations are evaluated excluding the impact of any intercompany transfer pricing.

All of our products fall into one or more of these four segments:

•       Wholesale / US Nutrition—This segment is comprised of several divisions, each targeting specific market groups which include wholesalers, distributors, supermarket and drug store chains, pharmacies, health food stores, bulk and international customers.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

•       North American Retail—This segment generates revenue through its 462 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its Canadian operation of 88 owned and operated Le Naturiste stores.

•       European Retail—This segment generates revenue through its 598 Company-owned stores and 22 franchised stores. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

•       Direct Response/Puritan’s Pride—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phoning customer service representatives in New York, Illinois or the United Kingdom.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

The following table represents key financial information of our business segments:

	For the three months ended March 31,		For the six months ended March 31,
	2007	2006	2007	2006
Wholesale / US Nutrition:
Net sales	$244,968	$216,062	$491,697	$440,301
Income from operations	$48,748	$1,004	$98,337	$24,985
Depreciation and amortization	$2,770	$2,576	$5,559	$5,130
Capital expenditures	$270	$119	$599	$1,084
North American Retail:
Net sales	$55,764	$61,681	$110,737	$120,123
Income (loss) from operations	$984	$1,410	$2,071	$(1,982)
Depreciation and amortization	$997	$1,125	$2,134	$2,598
Capital expenditures	$140	$443	$318	$1,339
Locations open at end of period	550	607	550	607
European Retail:
Net sales	$159,554	$143,026	$312,520	$282,592
Income from operations	$43,705	$40,616	$82,529	$76,404
Depreciation and amortization	$2,737	$2,636	$5,565	$5,294
Capital expenditures	$1,894	$1,795	$4,368	$2,692
Locations open at end of period	620	612	620	612
Direct Response/Puritan’s Pride:
Net sales	$48,173	$60,974	$99,743	$93,997
Income from operations	$12,498	$19,806	$28,091	$26,434
Depreciation and amortization	$1,263	$1,281	$2,528	$2,536
Capital expenditures	$265	$864	$925	$1,136
Corporate / Manufacturing:
Corporate expenses	$(23,410)	$(26,962)	$(48,015)	$(51,461)
Interest	$(4,154)	$(6,958)	$(9,217)	$(15,950)
Miscellaneous, net	$2,307	$997	$3,646	$2,146
Depreciation and amortization—manufacturing	$4,795	$4,384	$9,127	$8,715
Depreciation and amortization—other	$1,952	$1,898	$3,833	$3,771
Capital expenditures—manufacturing	$11,069	$7,073	$12,116	$13,034
Capital expenditures—other	$1,068	$1,384	$2,592	$1,881
Consolidated totals:
Net sales	$508,459	$481,743	$1,014,697	$937,013
Income before provision for income taxes	$80,678	$29,913	$157,442	$60,576
Depreciation and amortization	$14,514	$13,900	$28,746	$28,044
Capital expenditures	$14,706	$11,678	$20,918	$21,166

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	For the three months ended March 31,		For the six months ended March 31,
	2007	2006	2007	2006
Reconciliation to Income before provision for income taxes
Wholesale / US Nutrition:
Income from operations	$48,748	$1,004	$98,337	$24,985
Retail:
North America—Income (loss) from operations	984	1,410	2,071	(1,982)
Europe—Income from operations	43,705	40,616	82,529	76,404
Direct Response/Puritan’s Pride:
Income from operations	12,498	19,806	28,091	26,434
Corporate / Manufacturing:
Corporate expenses	(23,410)	(26,962)	(48,015)	(51,461)
Interest	(4,154)	(6,958)	(9,217)	(15,950)
Miscellaneous, net	2,307	997	3,646	2,146
Income before provision for income taxes	$80,678	$29,913	$157,442	$60,576

Net sales by location of customer were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2007	2006	2007	2006
Net sales by location of customer
United States	$308,346	$300,888	$613,585	$576,454
United Kingdom	156,542	139,196	302,325	272,735
Holland	12,054	10,692	26,009	22,656
Ireland	5,551	4,244	10,476	8,126
Canada	8,103	8,066	16,463	16,589
Other foreign countries	17,863	18,657	45,839	40,453
Consolidated totals	$508,459	$481,743	$1,014,697	$937,013

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

Total assets by segment were as follows:

	March 31, 2007	September 30, 2006
Wholesale / US Nutrition	$507,948	$469,875
North American Retail / Vitamin World	44,620	47,298
European Retail / Holland & Barrett / GNC (UK)	362,839	312,973
Direct Response / Puritan’s Pride	65,106	64,784
Corporate / Manufacturing	494,228	409,380
Consolidated totals	$1,474,741	$1,304,310

Approximately 36% and 35% of our net sales during the six months ended March 31, 2007 and 2006 were denominated in currencies other than U.S. dollars, principally British Pounds, Euros and Canadian dollars.  A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on our results of operations.

Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	March 31, 2007	September 30, 2006
Total Assets	28%	28%
Total Liabilities	16%	19%

15. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

The 7 1/8% Notes are guaranteed by all of our domestic subsidiaries, which are wholly-owned by the Company. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

(1)  Condensed consolidating financial statements as of March 31, 2007 and September 30, 2006 and for the three and six months ended March 31, 2007 and 2006 of (a) NBTY Inc., the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and

(2)  Elimination entries necessary to consolidate NBTY Inc., the parent, with guarantor and non-guarantor subsidiaries.

The condensed consolidating financial statements are presented using the equity method of accounting for investments in wholly-owned subsidiaries. Under this method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto.

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

NBTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,329	$(3,869)	$39,777	$—	$42,237
Investments	125,578	—	—		125,578
Accounts receivable, net	—	76,613	15,522	—	92,135
Intercompany	(912,605)	276,416	636,189	—	—
Inventories	—	299,529	86,555	(6,888)	379,196
Deferred income taxes	—	25,923	2,217	—	28,140
Prepaid expenses and other current assets	16,000	27,645	17,226	—	60,871
Total current assets	(764,698)	702,257	797,486	(6,888)	728,157
Property, plant and equipment, net	36,190	208,209	65,237	—	309,636
Goodwill	—	95,506	151,261	—	246,767
Other intangible assets, net	—	131,437	30,200	—	161,637
Other assets	—	9,650	18,894	—	28,544
Note Receivable - Intercompany	393,740	—	—	(393,740)	—
Investments in subsidiaries	1,554,748	—	—	(1,554,748)	—
Total assets	$1,219,980	$1,147,059	$1,063,078	$(1,955,376)	$1,474,741
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$724	$182	$—	$—	$906
Accounts payable	—	47,197	27,042	—	74,239
Accrued expenses and other current liabilities	—	124,985	26,790	—	151,775
Total current liabilities	724	172,364	53,832	—	226,920
Long-term debt, net of current portion	190,750	195	412,591	(393,740)	209,796
Deferred income taxes	67,506	(3,521)	4,613	—	68,598
Other liabilities	1,768	4,303	4,124	—	10,195
Total liabilities	260,748	173,341	475,160	(393,740)	515,509
Commitments and contingencies
Stockholders’ Equity:
Common stock	539	—	—	—	539
Capital in excess of par	141,294	390,285	301,271	(691,556)	141,294
Retained earnings	779,270	583,433	304,699	(888,132)	779,270
Accumulated other comprehensive income	38,129	—	(18,052)	18,052	38,129
Total stockholders’ equity	959,232	973,718	587,918	(1,561,636)	959,232
Total liabilities and stockholders’ equity	$1,219,980	$1,147,059	$1,063,078	$(1,955,376)	$1,474,741

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

NBTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 30, 2006

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$59,966	$9,385	$20,454	$—	$89,805
Accounts receivable, net	—	72,932	16,222	—	89,154
Intercompany	(808,655)	165,124	643,531	—	—
Inventories	—	284,717	76,729	(6,950)	354,496
Deferred income taxes	—	25,923	713	—	26,636
Prepaid expenses and other current assets	—	25,221	17,040	—	42,261
Total current assets	(748,689)	583,302	774,689	(6,950)	602,352
Property, plant and equipment, net	37,613	208,065	63,759	—	309,437
Goodwill	—	93,844	142,115	—	235,959
Other intangible assets, net	—	116,141	30,028	—	146,169
Other assets	—	10,354	39	—	10,393
Note Receivable - Intercompany	374,320	—	—	(374,320)	—
Investments in subsidiaries	1,393,822	—	—	(1,393,822)	—
Total assets	$1,057,066	$1,011,706	$1,010,630	$(1,775,092)	$1,304,310
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$608	$131	$17,921	$—	$18,660
Accounts payable	—	40,943	23,268	—	64,211
Accrued expenses and
other current liabilities	4,819	84,807	38,142	—	127,768
Total current liabilities	5,427	125,881	79,331	—	210,639
Long-term debt, net of current portion	190,805	240	374,320	(374,320)	191,045
Deferred income taxes	19,883	31,013	4,380	—	55,276
Other liabilities	1,519	3,179	3,220	—	7,918
Total liabilities	217,634	160,313	461,251	(374,320)	464,878
Commitments and contingencies
Stockholders’ Equity:
Common stock	538	—	—	—	538
Capital in excess of par	138,777	352,019	301,272	(653,291)	138,777
Retained earnings	671,060	499,374	261,508	(760,882)	671,060
Accumulated other comprehensive income	29,057	—	(13,401)	13,401	29,057
Total stockholders’ equity	839,432	851,393	549,379	(1,400,772)	839,432
Total liabilities and stockholders’ equity	$1,057,066	$1,011,706	$1,010,630	$(1,775,092)	$1,304,310

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

NBTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$348,294	$185,391	$(25,226)	$508,459
Costs and expenses:
Cost of sales	—	188,464	76,292	(25,226)	239,530
Advertising, promotion and catalog	—	28,981	5,460	—	34,441
Selling, general and administrative	15,013	72,875	64,075	—	151,963
	15,013	290,320	145,827	(25,226)	425,934
Income from operations	(15,013)	57,974	39,564	(—)	82,525
Other income (expense):
Equity in income of subsidiaries	61,564	—	—	(61,564)	—
Intercompany interest	6,680	—	(6,680)	—	—
Interest	(3,799)	(6)	(349)	—	(4,154)
Miscellaneous, net	605	1,633	69	—	2,307
	65,050	1,627	(6,960)	(61,564)	(1,847)
Income before provision for income taxes	50,037	59,601	32,604	(61,564)	80,678
(Benefit)/ provision for income taxes	(7,317)	20,860	9,781	—	23,324
Net income	$57,354	$38,741	$22,823	$(61,564)	$57,354

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

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

NBTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
SIX MONTHS ENDED MARCH 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$697,844	$360,833	$(43,980)	$1,014,697
Costs and expenses:
Cost of sales	—	381,025	149,533	(43,980)	486,578
Advertising, promotion and catalog	—	51,777	9,427	—	61,204
Selling, general and administrative	39,618	137,140	127,144	—	303,902
	39,618	569,942	286,104	(43,980)	851,684
Income from operations	(39,618)	127,902	74,729	—	163,013
Other income (expense):
Equity in income of subsidiaries	127,250	—	—	(127,250)	—
Intercompany interest	13,379	—	(13,379)	—	—
Interest	(8,558)	(21)	(638)	—	(9,217)
Miscellaneous, net	1,217	1,440	989	—	3,646
	133,288	1,419	(13,028)	(127,250)	(5,571)
Income before provision for income taxes	93,670	129,321	61,701	(127,250)	157,442
(Benefit)/ provision for income taxes	(14,540)	45,262	18,510	—	49,232
Net income	$108,210	$84,059	$43,191	$(127,250)	$108,210

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

NBTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
SIX MONTHS ENDED MARCH 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$607,695	$354,440	$(25,122)	$937,013
Costs and expenses:
Cost of sales	—	371,208	150,994	(25,122)	497,080
Advertising, promotion and catalog	—	42,009	10,217	—	52,226
Selling, general and administrative	44,256	138,473	120,148	—	302,877
Trademark impairment	—	10,450	—	—	10,450
	44,256	562,140	281,359	(25,122)	862,633
Income from operations	(44,256)	45,555	73,081	—	74,380
Other income (expense):
Equity in income of subsidiaries	74,251	—	—	(74,251)	—
Intercompany interest	10,933	—	(10,933)	—	—
Interest	(15,950)	—	—	—	(15,950)
Miscellaneous, net	509	180	1,457	—	2,146
	69,743	180	(9,476)	(74,251)	(13,804)
Income before provision for income taxes	25,487	45,735	63,605	(74,251)	60,576
(Benefit)/ provision for income taxes	(18,733)	16,007	19,082	—	16,356
Net income	$44,220	$29,728	$44,523	$(74,251)	$44,220

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

NBTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$108,210	$84,059	$43,191	$(127,250)	$108,210
Adjustments to reconcile net income to net cash & cash provided by operating activities:
Equity in earnings of subsidiaries	(127,250)	—	—	127,250	—
Impairments and disposals of property, plant and equipment	347	593	172		1,112
Depreciation and amortization	3,833	16,383	8,530	—	28,746
Foreign currency transaction loss (gain)	375	(217)	54	—	212
Amortization and write-off of deferred charges	1,515	—	—	—	1,515
(Recovery of) provision for doubtful accounts	—	(423)	39	—	(384)
Inventory reserves	—	3,503	762	—	4,265
Deferred income taxes	—	7,385	—	—	7,385
Excess income tax benefit from exercise of stock options	(1,884)	—	—	—	(1,884)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(15)	(188)	—	(203)
Inventories	—	(3,929)	(15,694)	—	(19,623)
Prepaid expenses and other current assets	—	10,633	334	—	10,967
Other assets	—	(152)	2	—	(150)
Accounts payable	—	3,130	3,677	—	6,807
Accrued expenses and other liabilities	—	17,599	(12,541)	—	5,058
Net cash (used in) provided by operating activities	(14,854)	138,549	28,338	—	152,033
Cash flows from investing activities:
Intercompany accounts	124,701	(137,446)	12,745	—	—
Purchase of property, plant and equipment	(1,949)	(14,269)	(4,700)	—	(20,918)
Proceeds from sale of property, plant and equipment	38	—	—	—	38
Purchase of available-for-sale investments	(317,050)	—	—	—	(317,050)
Proceeds from sale of available-for-sale investments	191,472	—	—	—	191,472
Cash paid for acquisitions, net of cash acquired	(37,005)	—	—	—	(37,005)
Restricted cash	—	—	(18,539)	—	(18,539)
Net cash used in investing activities	(39,793)	(151,715)	(10,494)	—	(202,002)
Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(337)	(88)	—	—	(425)
Payments for financing fees	(1,649)	—	—	—	(1,649)
Excess income tax benefit from exercise of stock options	1,884	—	—	—	1,884
Proceeds from stock options exercised	634	—	—	—	634
Net cash provided by (used in) financing activities	532	(88)	—	—	444
Effect of exchange rate changes on cash and cash equivalents	478	—	1,479	—	1,957
Net (decrease) increase in cash and cash equivalents	(53,637)	(13,254)	19,323	—	(47,568)
Cash and cash equivalents at beginning of period	59,966	9,385	20,454	—	89,805
Cash and cash equivalents at end of period	$6,329	$(3,869)	$39,777	$—	$42,237

NBTY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

NBTY, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$44,220	$29,728	$44,523	$(74,251)	$44,220
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(74,251)	—	—	74,251	—
Impairments and disposals of property, plant and equipment	—	2,414	1,519	—	3,933
Depreciation and amortization	3,771	16,068	8,205	—	28,044
Foreign currency transaction loss (gain)	75	(120)	64	—	19
Amortization and write-off of deferred charges	3,294	—	—	—	3,294
Gain on extinguishment of debt	(425)	—	—	—	(425)
Impairment on trademark	—	10,450	—	—	10,450
Provision for allowance for doubtful accounts	—	1,068	304	—	1,372
Inventory reserves	—	2,899	252	—	3,151
Deferred income taxes	42	1,776	635	—	2,453
Changes in operating assets and liabilities:
Accounts receivable	—	(7,202)	(539)	—	(7,741)
Inventories	—	77,718	13,329	—	91,047
Prepaid expenses and other current assets	—	10,645	8,461	—	19,106
Other assets	—	1,171	—	—	1,171
Accounts payable	—	5,191	(7,973)	—	(2,782)
Accrued expenses and other liabilities	20,893	1,968	(22,185)	—	676
Net cash (used in) provided by operating activities	(2,381)	153,774	46,595	—	197,988
Cash flows from investing activities:
Intercompany accounts	168,351	(139,668)	(28,683)	—	—
Purchase of property, plant and equipment	(1,515)	(16,329)	(3,322)	—	(21,166)
Proceeds from sale of property, plant and equipment	—	—	77	—	77
Proceeds from sale of available-for-sale marketable securities	39,900	—	—	—	39,900
Purchase price settlements, net	1,846	—	—	—	1,846
Purchase of intangible assets	—	—	(228)	—	(228)
Net cash provided by (used in) investing activities	208,582	(155,997)	(32,156)	—	20,429
Cash flows from financing activities:
Principal payments under long-term debt agreements	(216,071)	—	—	—	(216,071)
Principal payments under the Revolving Credit Facility	(6,000)	—	—	—	(6,000)
Tax benefit from exercise of stock options	15	—	—	—	15
Proceeds from stock options exercised	65	—	—	—	65
Net cash used in financing activities	(221,991)	—	—	—	(221,991)
Effect of exchange rate changes on cash and cash equivalents	(93)	—	(736)	—	(829)
Net (decrease) increase in cash and cash equivalents	(15,883)	(2,223)	13,703	—	(4,403)
Cash and cash equivalents at beginning of period	28,028	(2,085)	41,339	—	67,282
Cash and cash equivalents at end of period	$12,145	$(4,308)	$55,042	$—	$62,879

NBTY, INC. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations
(Dollars and shares in thousands, except per share amounts)

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words ‘‘subject to,’’ ‘‘believe,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘project,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘should,’’ ‘‘can,’’ or ‘‘anticipate,’’ or the negative thereof, or variations thereon, or similar expressions are intended to identify forward-looking statements, which are inherently uncertain. Similarly, discussions of strategy although believed to be reasonable, are also forward-looking statements and are inherently uncertain.

All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. Factors which may materially affect such forward-looking statements include:

•       slow or negative growth in the nutritional supplement industry;

•       interruption of business or negative impact on sales and earnings due to acts of God, acts of war, terrorism, bio-terrorism, civil unrest or disruption of mail service;

•       adverse publicity regarding nutritional supplements;

•       our inability to retain customers of companies (or mailing lists) recently acquired;

•       increased competition;

•       increased costs;

•       loss or retirement of key members of our management;

•       increases in the cost of borrowings or unavailability of additional debt or equity capital, or both;

•       unavailability of, or inability to consummate, advantageous acquisitions in the future, or our inability to integrate the acquisitions into the mainstream of our business;

•       changes in general worldwide economic and political conditions in the markets in which we may compete from time to time;

•       our inability to gain or hold market share of our wholesale or retail customers anywhere in the world;

•       unavailability of electricity in certain geographical areas;

•       our inability to obtain or renew insurance or the costs of same;

•       exposure to and expense of defending and resolving product liability claims, intellectual property claims and other litigation;

•       our inability to implement our business strategy successfully;

•       our inability to manage our retail, wholesale, manufacturing and other operations efficiently;

•       consumer acceptance of our products;

•       our inability to renew leases for our retail locations;

•       inability of our retail stores to attain or maintain profitability;

NBTY, INC. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)
(Dollars and shares in thousands, except per share amounts)

•       the absence of clinical trials for many of our products;

•       sales and earnings volatility or trends for us and our market segments;

•       the efficacy of our internet and on-line sales and marketing strategies;

•       fluctuations in foreign currencies, including the British pound, the euro and the Canadian dollar;

•       import-export controls on sales to foreign countries;

•       our inability to secure favorable new sites for, and delays in opening, new retail locations;

•       introduction of, and compliance with, new federal, state, local or foreign legislation or regulation, or adverse determinations by regulators anywhere in the world (including the banning of products) and, more particularly, proposed good manufacturing practices and section 404 requirements of the Sarbanes-Oxley Act of 2002 in the United States, and the food supplements directive and traditional herbal medicinal products directive in Europe;

•       the mix of our products and the profit margins thereon;

•       the availability and pricing of raw materials;

•       risk factors discussed elsewhere in this report and in our Form 10-K for the fiscal year ended September 30, 2006;

•       adverse effects on us of increased gasoline prices and potentially reduced traffic flow to our retail locations;

•       adverse tax determinations;

•       the loss of a significant customer; and

•       other factors beyond our control.

Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. Readers are cautioned not to place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

Industry data used throughout this report was obtained from industry publications and internal company estimates. While we believe such information to be reliable, its accuracy has not been independently verified and cannot be guaranteed.

The following discussion should also be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere herein and our 2006 Form 10-K.

Overview

We are a leading vertically integrated manufacturer, marketer, distributor and retailer of a broad line of high-quality, value-priced nutritional supplements in the United States and throughout the world. We market approximately 22,000 products under several brands, including Nature’s Bounty®, Vitamin

NBTY, INC. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)
(Dollars and shares in thousands, except per share amounts)

World®, Puritan’s Pride®, Holland & Barrett®, Rexall®, Sundown®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®, DeTuinen®, Le Naturiste™, SISU®, Solgar® and Ester-C®.

We market our products through four distribution channels:

•       Wholesale / US Nutrition—This segment is comprised of several divisions, each targeting specific market groups which include wholesalers, distributors, supermarket and drug store chains, pharmacies, health food stores, bulk and international customers.

•       North American Retail—This segment generates revenue through its 462 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its Canadian operation of 88 owned and operated Le Naturiste stores.

•       European Retail—This segment generates revenue through its 598 Company-owned stores and 22 franchised stores. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

•       Direct Response/Puritan’s Pride—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phoning customer service representatives in New York, Illinois or the United Kingdom.

Recent Acquisitions

On October 2, 2006 we acquired 100% of the stock of Zila Nutraceuticals, Inc., a division of Zila, Inc., for $37,500 in cash and up to a $3,000 contingent cash payment which is based upon the EBITDA performance of this acquisition during the one-year period following the closing. Once acquired, we changed the name of Zila Nutraceuticals, Inc. to The Ester-C Company (“Ester-C”). Ester-C manufactures and markets Ester-C, which is known throughout multiple markets including health food stores and mass market retailers. This acquisition represents an opportunity for us to enhance our presence in key markets.  We continue to evaluate acquisition opportunities across the industry and around the world.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the audited financial statements for the fiscal year ended September 30, 2006 as filed with the Securities and Exchange Commission.

NBTY, INC. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)
(Dollars and shares in thousands, except per share amounts)

Results of Operations

Operating results in all periods presented include the results of acquisitions. The timing of acquisitions and the changing mix of our businesses may affect the comparability of results from one period to another.

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006:

	Net Sales by Segment
	Three months ended March 31,
	2007		2006		Comparison 2007 vs. 2006
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale / US Nutrition	$244,968	48.2%	$216,062	44.9%	$28,906	13.4%
North American Retail / Vitamin World	55,764	11.0%	61,681	12.8%	(5,917)	-9.6%
European Retail / Holland & Barrett / GNC (UK)	159,554	31.4%	143,026	29.7%	16,528	11.6%
Direct Response / Puritan’s Pride	48,173	9.5%	60,974	12.7%	(12,801)	-21.0%
Net sales	$508,459	100.0%	$481,743	100.0%	$26,716	5.5%

	Gross Profit by Segment
	Three months ended March 31,
	2007		2006		Comparison 2007 vs. 2006
Segment	Gross Profit	% of sales	Gross Profit	% of sales	$ change	% change
Wholesale / US Nutrition	$104,177	42.5%	$63,875	29.6%	$40,302	63.1%
North American Retail / Vitamin World	33,303	59.7%	36,210	58.7%	(2,907)	-8.0%
European Retail / Holland & Barrett / GNC (UK)	101,901	63.9%	91,933	64.3%	9,968	10.8%
Direct Response / Puritan’s Pride	29,548	61.3%	38,594	63.3%	(9,046)	-23.4%
Gross Profit	$268,929	52.9%	$230,612	47.9%	$38,317	16.6%

Net Sales

Net sales by segment for the three months ended March 31, 2007 as compared with the prior comparable period were as follows:

Wholesale / US Nutrition

Net sales for the Wholesale / US Nutrition segment, which markets certain brands including Nature’s Bounty, Sundown and Solgar, increased $28,906 or 13.4% to $244,968 for the three months ended March 31, 2007. This increase was primarily due to increased distribution to existing customers, new product introductions and promotions. We continue to adjust shelf space allocation between the US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition’s position in the mass market. US Nutrition continues to leverage valuable consumer sales information obtained from our Vitamin World retail stores and Puritan’s Pride direct-response/e-commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales.

NBTY, INC. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)
(Dollars and shares in thousands, except per share amounts)

Product returns were $6,082 or 2.5% of net sales for the three months ended March 31, 2007 as compared to $3,262 or 1.5% of net sales for the prior comparable period. The product returns for the three months ended March 31, 2007 are mainly attributable to returns in the ordinary course of business. A portion of the returns for the three months ended March 31, 2006 were associated with the contraction in the low carb bar market, with the remaining portion due to reallocation of shelf space for the US Nutrition brands, as well as other normal business operations. We expect sales returns relating to normal business operations to trend at approximately 2% of Wholesale net sales.

For the three months ended March 31, 2007, one customer of the Wholesale / US Nutrition division represented, individually, more than 10% of the Wholesale / US Nutrition segment’s net sales. For the three months ended March 31, 2006, two customers of the Wholesale / US Nutrition division represented, individually, more than 10% of the Wholesale / US Nutrition segment’s net sales. While no one customer represented individually more than 10% of the Company’s consolidated net sales, the loss of any one of our major customers would have a material adverse effect on the Wholesale / US Nutrition segment if the Company is unable to replace such customer(s).

North American Retail / Vitamin World

Net sales for this segment decreased $5,917 or 9.6% to $55,764 for the three months ended March 31, 2007. This decrease was primarily due to a reduction of 45 Vitamin World stores operating at the end of the three months ended March 31, 2007 as compared to the prior comparable period as well as a decrease in same store sales of 3.3% or $1,737 for stores open more than one year. Additionally, the number of customers in the Savings Passport Program, a customer loyalty program, increased approximately 0.5 million to 6.7 million customers at March 31, 2007, as compared to 6.2 million customers at the end of the prior comparable period.  The Savings Passport Card is used to increase customer traffic and provide incentives for customers to purchase at Vitamin World. It is also an additional tool we utilize to track customer preferences and purchasing trends. During the three months ended March 31, 2007, we closed 11 under-performing Vitamin World stores and we anticipate that approximately four under-performing stores will be closed during the remainder of the fiscal year.

NBTY, INC. and Subsidiaries
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)
(Dollars and shares in thousands, except per share amounts)

The following is a summary of North American Retail store activity for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
North American Retail stores:
Vitamin World
Open at beginning of the period	473	524
Opened during the period	—	—
Closed during the period	(11)	(17)
Open at end of the period	462	507
Le Naturiste
Company-owned stores
Open at beginning of the period	92	97
Opened during the period	—	—
Closed during the period	(4)	—
Open at end of the period	88	97
Franchised stores
Open at beginning of the period	1	4
Opened during the period	—	—
Closed during the period	(1)	(1)
Open at end of the period	—	3

European Retail / Holland & Barrett

The increase in net sales for this segment is the result of favorable foreign currency translation. Due, in part, to the difficult retail environment, local currency same store sales for stores open more than one year essentially remained unchanged from the prior like period. Same store sales in U.S. dollars increased 11.5% or $16,365 as compared to the prior comparable period. The European Retail division continues to leverage its premier status, high street locations and brand awareness to achieve these results.

The following is a summary of European Retail store activity for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
European Retail stores:
Company-owned stores
Open at beginning of the period	597	589
Opened during the period	3	2
Closed during the period	(2)	—
Open at end of the period	598	591
Franchised stores
Open at beginning of the period	22	21
Opened during the period	—	—
Closed during the period	—	—
Open at end of the period	22	21

NBTY, INC. and Subsidiaries
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)
(Dollars and shares in thousands, except per share amounts)

Direct Response / Puritan’s Pride

Direct Response / Puritan’s Pride net sales, which includes both mail order and on-line net sales, decreased $12,801 or 21.0% to $48,173 for the three months ended March 31, 2007. This decrease is primarily due to the decreased number and type of promotions that ran during the period as compared to the prior comparable period. In addition, Puritan’s Pride offered a highly promotional catalog in the first fiscal quarter of fiscal 2007 which drove a strong consumer response resulting in an increase in sales and the number of customer orders in the first quarter. For the second quarter of fiscal 2007, Puritan’s Pride received 13% less orders than in the prior comparable period. In addition, the average order size decreased approximately 14% as compared to the prior comparable period. On-line net sales comprised 36.1% of this segment’s net sales for the three months ended March 31, 2007. We remain the leader in the direct response and e-commerce sectors and continue to increase the number of products available via our catalog and websites. Puritan’s Pride continues to vary its promotional strategy throughout the fiscal year and as such, its historical results reflect this pattern and should be viewed on an annual basis.

Gross Profit

The Wholesale / US Nutrition segment’s gross profit as a percentage of net sales increased to 42.5% for the three months ended March 31, 2007 from the prior comparable period of 29.6% principally as a result of efficiencies in manufacturing and supply chain management brought about by economies of scale and changes in product mix. As a result, gross profit increases were realized across substantially all wholesale categories.

The increase in the European Retail segment’s gross profit is the result of favorable foreign currency translation. In local currency the segment’s gross profit was relatively unchanged from the prior comparable period.

The decreases in gross profit dollars in the North American Retail and Direct Response segments primarily reflect lower sales volumes in these segments. In addition, the timing of discounting of products and changes in the promotional programs in effect this period as compared to the prior comparable period affected the gross margins.

Advertising, Promotion and Catalog Expenses

Total advertising, promotion and catalog expenses by segment for the three months ended March 31, 2007 as compared with the prior comparable period were as follows:

	Three months ended		Dollar	Percentage
	March 31,		Change	Change
	2007	2006	2007 vs. 2006	2007 vs. 2006
Wholesale / US Nutrition	$23,430	$15,327	$8,103	53%
North American Retail / Vitamin World	1,980	2,015	(35)	-2%
European Retail / Holland & Barrett / GNC (UK)	3,547	4,148	(601)	-14%
Direct Response / Puritan’s Pride	5,363	5,495	(132)	-2%
Corporate	121	81	40	49%
Total	$34,441	$27,066	$7,375	27%
Percentage of net sales	6.8%	5.6%

NBTY, INC. and Subsidiaries
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)
(Dollars and shares in thousands, except per share amounts)

The increase in advertising, promotions and catalogs is mainly attributable to the timing of advertising campaigns for some of our leading brands. We create our own advertising materials through our in-house staff of advertising associates. In the U.K. and Ireland, both Holland & Barrett and Nature’s Way advertise on television and in national newspapers.  GNC (UK) and De Tuinen also advertise in newspapers. SISU advertises in trade journals and magazines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses by segment for the three months ended March 31, 2007 as compared with the prior comparable period were as follows:

	Three months ended March 31,		Dollar Change	Percentage Change
	2007	2006	2007 vs. 2006	2007 vs. 2006
Wholesale / US Nutrition	$32,009	$37,094	$(5,085)	-14%
North American Retail / Vitamin World	30,338	32,785	(2,447)	-7%
European Retail / Holland & Barrett / GNC (UK)	54,649	47,168	7,481	16%
Direct Response / Puritan’s Pride	11,677	13,293	(1,616)	-12%
Corporate	23,290	26,882	(3,592)	-13%
Total	$151,963	$157,222	$(5,259)	-3%
Percentage of net sales	29.9%	32.6%

The decrease in the Wholesale/US Nutrition’s selling, general and administrative expense is primarily due to lower payroll and related fringe benefits. The decrease in the North American Retail’s selling, general and administrative expense is primarily due to a decrease in salaries, building expenses and depreciation of $1,514 as a result of fewer stores in operation during the three months ended March 31, 2007 as compared to the prior like period. The European Retail’s selling, general and administrative expense increased primarily due to foreign exchange translation. Of the total increase in the European Retail’s selling, general and administrative expenses, $5,627 (or 75%) was attributable to foreign exchange translation. The decrease in the Direct Response’s selling, general and administrative expenses was primarily due to lower freight costs in connection with the lower sales during the period.

Trademark Impairment

In March 2006, due to continued difficult market conditions, we decided to discontinue our Carb Solutions low-carb product line, which was acquired as part of the acquisition of Rexall Sundown in 2003. Accordingly, we wrote off the carrying value of the Carb Solutions trademarked brand of $10,450 during the three months ended March 31, 2006.

NBTY, INC. and Subsidiaries
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)
(Dollars and shares in thousands, except per share amounts)

Interest Expense

For the three months ended March 31, 2007, the interest expense was primarily related to the interest on the outstanding Senior Subordinated Notes. For the three months ended March 31, 2006, interest expense consisted of both the interest on Senior Subordinated Notes and interest on the Credit and Guarantee Agreement (“CGA”) that were in effect at that time.

Interest expense by debt category for the three months ended March 31, 2007 as compared with the prior comparable period was as follows:

	Three months ended March 31,		Dollar Change
	2007	2006	2007 vs. 2006
Debt Category:
7 1/8% Senior subordinated notes due 2015 (“7 1/8% Notes”)	$3,384	$3,483	$(99)
Term loan C; fully repaid in April 2006	—	896	(896)
Term loan A; fully repaid in September 2006	—	1,177	(1,177)
Deferred financing fees	83	1,177	(1,094)
Capitalized interest	(15)	(544)	529
Other	702	769	(67)
Total interest expense	$4,154	$6,958	$(2,804)

Interest expense decreased primarily due to the elimination of interest on Term Loans A and C which were fully repaid in fiscal 2006. Included in the interest expense for the three months ended March 31, 2006 are write-offs of deferred finance costs of $1,101 associated with Term Loan C due to advanced principal payments during the three months ended March 31, 2006.

Miscellaneous, net

Miscellaneous, net for the three months ended March 31, 2007 increased primarily from additional investment income as compared to the prior comparable period. The components of miscellaneous, net were as follows:

	Three months		Dollar
	ended March 31,		Change
	2007	2006	2007 vs. 2006
Foreign exchange transaction gain	$699	$257	$442
Rental income	186	317	(131)
Investment income	1,037	383	654
Other	385	40	345
Total	$2,307	$997	$1,310

Provision for Income Taxes

Our income tax expense is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct our business, and our ability to utilize state tax credits that expire primarily between 2013 and 2016. Therefore, our overall effective income tax

NBTY, INC. and Subsidiaries
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)
(Dollars and shares in thousands, except per share amounts)

rate could vary as a result of these factors. The effective income tax rate for the three months ended March 31, 2007 was 28.9%, compared to 28.8% in the prior comparable period. The fiscal year 2007 tax rate is impacted by our decision to partially reinvest foreign earnings in a lower tax jurisdiction, as well as our ability to partially utilize our prior year state and local investment tax credits. The fiscal year 2006 tax rate is primarily impacted by the Foreign Earnings Repatriation (“FER”) provision in the American Jobs Creation Act of 2004, which only impacted quarters in fiscal year 2006. During the three months ended March 31, 2006, we had estimated and recorded an incremental benefit of $2,623 (or 6.7% benefit).

NBTY, INC. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)
(Dollars and shares in thousands, except per share amounts)

Six Months Ended March 31, 2007 Compared to the Six Months Ended March 31, 2006

	Net Sales by Segment
	Six months ended March 31,
	2007		2006		Comparison 2007 vs. 2006
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale / US Nutrition	$491,697	48.5%	$440,301	47.0%	$51,396	11.7%
North American Retail / Vitamin World	110,737	10.9%	120,123	12.8%	(9,386)	-7.8%
European Retail / Holland & Barrett / GNC (UK)	312,520	30.8%	282,592	30.2%	29,928	10.6%
Direct Response / Puritan’s Pride	99,743	9.8%	93,997	10.0%	5,746	6.1%
Net sales	$1,014,697	100.0%	$937,013	100.0%	$77,684	8.3%

	Gross Profit by Segment
	Six months ended March 31,
	2007		2006		Comparison 2007 vs. 2006
Segment	Gross Profit	% of sales	Gross Profit	% of sales	$ change	% change
Wholesale / US Nutrition	$202,097	41.1%	$136,119	30.9%	$65,978	48.5%
North American Retail / Vitamin World	66,101	59.7%	69,634	58.0%	(3,533)	-5.1%
European Retail / Holland & Barrett / GNC (UK)	198,631	63.6%	176,432	62.4%	22,199	12.6%
Direct Response / Puritan’s Pride	61,290	61.4%	57,748	61.4%	3,542	6.1%
Gross Profit	$528,119	52.0%	$439,933	47.0%	$88,186	20.0%

Net Sales

Net sales by segment for the six months ended March 31, 2007 as compared with the prior comparable period were as follows:

Wholesale / US Nutrition

Net sales for the Wholesale / US Nutrition segment, which markets certain brands including Nature’s Bounty, Sundown and Solgar, increased $51,936 or 11.7% to $491,697 for the six months ended March 31, 2007. This increase was primarily due to increased distribution to existing customers, new product introductions and promotions. We continue to adjust shelf space allocation between the US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition’s position in the mass market. US Nutrition continues to leverage valuable consumer sales information obtained from our Vitamin World retail stores and Puritan’s Pride direct-response/e-commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales.

Product returns were $11,406 or 2.3% of net sales for the six months ended March 31, 2007 as compared to $14,707 or 3.3% of net sales for the prior comparable period. The product returns for the six months ended March 31, 2007 were mainly attributable to returns in the ordinary course of business. The product returns for the six months ended March 31, 2006 were comprised of low carb related products as well as returns in the ordinary course of business. We expect sales returns relating to normal business operations to trend at approximately 2% of Wholesale net sales.

NBTY, INC. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)
(Dollars and shares in thousands, except per share amounts)

For the six months ended March 31, 2007 and 2006, two customers of the Wholesale / US Nutrition division represented, individually, more than 10% of the Wholesale / US Nutrition segment’s net sales. While no one customer represented individually more than 10% of the Company’s consolidated net sales, the loss of any one of our major customers would have a material adverse effect on the Wholesale / US Nutrition segment if the Company is unable to replace such customer(s).

North American Retail / Vitamin World

Net sales for this segment decreased $9,386 or 7.8% to $110,737 for the three months ended March 31, 2007. This decrease was primarily due to a reduction of 45 Vitamin World stores operating at the end of the six months ended March 31, 2007 as compared to the prior comparable period and by a decrease in same store sales for stores open more than one year of 0.9% or $856. Additionally, the number of customers in the Savings Passport Program, a customer loyalty program, increased approximately 0.5 million to 6.7 million customers at March 31, 2007, as compared to 6.2 million customers at the end of the prior comparable period.  The Savings Passport Card is used to increase customer traffic and provide incentives for customers to purchase at Vitamin World. It is also an additional tool we utilize to track customer preferences and purchasing trends. During the six months ended March 31, 2007, we closed 15 under-performing Vitamin World stores and we anticipate that approximately four under-performing stores will be closed during the remainder of the fiscal year.

The following is a summary of North American Retail store activity for the six months ended March 31, 2007 and 2006:

	Six months ended March 31,
North American Retail stores:	2007	2006
Vitamin World
Open at beginning of the period	476	542
Opened during the period	1	5
Closed during the period	(15)	(40)
Open at end of the period	462	507
Le Naturiste
Company-owned stores
Open at beginning of the period	95	97
Opened during the period	—	—
Closed during the period	(7)	—
Open at end of the period	88	97
Franchised stores
Open at beginning of the period	1	4
Opened during the period	—	—
Closed during the period	(1)	(1)
Open at end of the period	—	3

European Retail / Holland & Barrett

The increase in net sales for this segment is the result of favorable foreign currency translation. Due, in part, to the difficult retail environment, local currency same store sales for stores open more than one year essentially remained unchanged from the prior like period. Same store sales in U.S. dollars increased

NBTY, INC. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)
(Dollars and shares in thousands, except per share amounts)

9.2% or $25,951 as compared to the prior comparable period. The European Retail division continues to leverage its premier status, high street locations and brand awareness to achieve these results.

The following is a summary of European Retail store activity for the six months ended March 31, 2007 and 2006:

	Six months ended March 31,
European Retail stores:	2007	2006
Company-owned stores
Open at beginning of the period	596	591
Opened during the period	4	4
Closed during the period	(2)	(4)
Open at end of the period	598	591
Franchised stores
Open at beginning of the period	21	21
Opened during the period	1	—
Closed during the period	—	—
Open at end of the period	22	21

Direct Response / Puritan’s Pride

Direct Response / Puritan’s Pride net sales, which includes both mail order and on-line net sales, increased $5,746 or 6.1% for the six months ended March 31, 2007. This increase is primarily due to the increased number and type of promotions during the period as compared to the prior comparable period. As a result, Puritan’s Pride received 5.0% more orders than in the prior comparable period. In addition, the average order size increased approximately 1.5% as compared to the prior comparable period. On-line net sales comprised 36.2% of this segment’s net sales for the six months ended March 31, 2007. We remain the leader in the direct response and e-commerce sectors and continue to increase the number of products available via our catalog and websites. Puritan’s Pride continues to vary its promotional strategy throughout the fiscal year and as such, its historical results reflect this pattern and should be viewed on an annual basis.

Gross Profit

Gross profit as a percentage of net sales by segment for the six months ended March 31, 2007 as compared to the prior comparable period was as follows:

The Wholesale / US Nutrition segment’s gross profit as a percentage of net sales increased to 41.1% for the six months ended March 31, 2007 from the prior comparable period principally as a result of efficiencies in manufacturing and supply chain management brought about by economies of scale and changes in product mix. As a result, gross profit increases were realized across substantially all wholesale categories.

The increase in the European Retail segment’s gross profit is primarily the result of favorable foreign currency translation. In local currency the segment’s gross profit improved slightly from the prior comparable period.

The decreases in gross profit dollars in the North American Retail segment primarily reflects lower sales volumes which was partially offset by a small gross margin improvement. The increase in gross profit dollars in the Direct Response segment relates to the timing of discounting of products and changes in the promotional programs in effect this period as compared to the prior comparable period.

NBTY, Inc. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)
(Dollars and shares in thousands, except per share amounts)

Advertising, Promotion and Catalog Expenses

Total advertising, promotion and catalog expenses by segment for the six months ended March 31, 2007 as compared with the prior comparable period were as follows:

	Six months ended March 31,		Dollar Change	Percentage Change
	2007	2006	2007 vs. 2006	2007 vs. 2006
Wholesale / US Nutrition	$40,503	$32,812	$7,691	23%
North American Retail / Vitamin World	3,648	3,925	(277)	-7%
European Retail /
Holland & Barrett / GNC (UK)	6,461	6,493	(32)	0%
Direct Response /
Puritan’s Pride	10,191	8,855	1,336	15%
Corporate	401	141	260	184%
Total	$61,204	$52,226	$8,978	17%
Percentage of net sales	6.0%	5.6%

The increase in advertising, promotions and catalogs is mainly attributable to the timing of advertising campaigns for some of our leading brands. We create our own advertising materials through our in-house staff of advertising associates. In the U.K. and Ireland, both Holland & Barrett and Nature’s Way advertise on television and in national newspapers.  GNC (UK) and De Tuinen also advertise in newspapers. SISU advertises in trade journals and magazines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses by segment for the six months ended March 31, 2007 as compared with the prior comparable period were as follows:

	Six months ended March 31,		Dollar Change	Percentage Change
	2007	2006	2007 vs. 2006	2007 vs. 2006
Wholesale / US Nutrition	$63,267	$67,872	$(4,605)	-7%
North American Retail / Vitamin World	60,382	67,691	(7,309)	-11%
European Retail / Holland & Barrett / GNC (UK)	109,642	93,534	16,108	17%
Direct Response / Puritan’s Pride	22,997	22,459	538	2%
Corporate	47,614	51,321	(3,707)	-7%
Total	$303,902	$302,877	$1,025	0%
Percentage of net sales	30.0%	32.3%

The decrease in the Wholesale / US Nutrition’s selling, general and administrative expense is primarily due to lower payroll and related fringe benefits. The decrease in the North American Retail’s selling, general and administrative expense is primarily due to a decrease in salaries, building expenses and depreciation of $3,796 as a result of fewer stores in operation during the six months ended March 31, 2007 as compared to the prior like period. In addition, asset impairment charges relating to certain under-

NBTY, Inc. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)
(Dollars and shares in thousands, except per share amounts)

performing Vitamin World stores decreased $1,687 during the period as compared to the prior comparable period. The European Retail’s selling, general and administrative expense increased primarily due to foreign exchange translation of $10,481 and increased building and real estate tax expenses which is the result of an increase in the number of stores in operation as compared to the prior like period.

Trademark Impairment

In March 2006, due to continued difficult market conditions, we decided to discontinue our Carb Solutions low-carb product line, which was acquired as part of the acquisition of Rexall Sundown in 2003. Accordingly, we wrote off the carrying value of the Carb Solutions trademarked brand of $10,450 during the six months ended March 31, 2006.

Interest Expense

For the six months ended March 31, 2007, the interest expense was primarily related to the interest on the outstanding Senior Subordinated Notes. For the six months ended March 31, 2006, interest expense consisted of both the interest on Senior Subordinated Notes and interest on the Credit and Guarantee Agreement (“CGA”) that were in effect at that time.

Interest expense by debt category for the six months ended March 31, 2007 as compared with the prior comparable period was as follows:

	Six months ended March 31,		Dollar Change
Debt Category:	2007	2006	2007 vs. 2006
8 5/8% Senior subordinated notes (“8 5/8% Notes”)	$—	$901	$(901)
7 1/8% Senior subordinated notes due 2015 (“7 1/8% Notes”)	6,769	7,442	(673)
Term loan C; fully repaid in April 2006	—	2,942	(2,942)
Term loan A; fully repaid in September 2006	—	2,269	(2,269)
Deferred financing fees	1,321	2,043	(722)
Capitalized interest	(216)	(982)	766
Other	1,343	1,335	8
Total interest expense	$9,217	$15,950	$(6,733)

Interest expense decreased primarily due to the elimination of interest on Term Loans A and C which were fully repaid in fiscal 2006. Included in the interest expense for the six months ended March 31, 2007 is the write off of deferred finance costs of $1,125 associated with the termination of our prior CGA. Included in the interest expense for the six months ended March 31, 2006 are write-offs of deferred finance costs of $1,641 associated with Term Loan C due to advanced principal payments during the six months ended March 31, 2006.  Also, included in the interest expense for the six months ended March 31, 2006 is the write off of deferred finance costs and bond amortization associated with our redemption of our 8 5/8% Notes.

NBTY, Inc. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)
(Dollars and shares in thousands, except per share amounts)

Miscellaneous, net

Miscellaneous, net for the six months ended March 31, 2007 increased primarily from additional investment income as compared to the prior comparable period. The components of miscellaneous, net were as follows:

	Six months ended March 31,		Dollar Change
	2007	2006	2007 vs. 2006
Foreign exchange transaction gain/(loss)	$381	$(19)	$400
Rental income	370	517	(147)
Investment income	1,917	1,115	802
Other	978	533	445
Total	$3,646	$2,146	$1,500

Provision for Income Taxes

Our income tax expense is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct our business, and our ability to utilize state tax credits that expire primarily between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the six months ended March 31, 2007 was 31.3%, compared to 27.0% in the prior comparable period. The fiscal year 2007 tax rate is impacted by our decision to partially reinvest foreign earnings in a lower tax jurisdiction, as well as our ability to partially utilize our prior year state and local investment tax credits. The fiscal year 2006 tax rate is primarily impacted by the Foreign Earnings Repatriation (“FER”) provision in the American Jobs Creation Act of 2004, which only impacted quarters in fiscal year 2006. During the six months ended March 31, 2006, we had estimated and recorded an incremental benefit of $4,742 (or 6.7% benefit).

Seasonality

Although we believe that our business is not seasonal in nature, historically, we have experienced, and expect to continue to experience, a substantial variation in our net sales and operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements, the timing of our introduction of new products, promotional program incentives offered to customers, the timing of catalog promotions, the level of consumer acceptance of each new product and actions of competitors. Accordingly, a comparison of our results of operations from consecutive periods is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future performance. Additionally, we may experience higher net sales in a quarter depending upon when we have engaged in significant promotional activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, except for certain contractual cash obligations disclosed elsewhere herein.

NBTY, Inc. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)
(Dollars and shares in thousands, except per share amounts)

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and a $325,000 Revolving Credit Facility based on a Revolving Credit Agreement (“RCA”) entered into on November 3, 2006. The Credit Agreement provides for revolving credit loans in the aggregate principal amount of up to $325,000 to be used for (a) the repayment of all obligations outstanding under our prior credit agreement (which consisted solely of commitment fees since we had previously repaid all amounts borrowed under the prior credit agreement), (b) working capital and other general corporate purposes, and (c) acquisitions. In connection with the RCA, our prior credit agreement (CGA) was terminated. We’ve principally used cash to finance working capital, facility expansions, acquisitions, capital expenditures and debt service requirements. We anticipate these uses will continue to be our principal uses of cash in the future.

The following table sets forth, for the periods indicated, period-end cash and cash equivalents, cash and cash equivalents held by our foreign subsidiaries and working capital:

	As of	As of
	March 31,	September 30,
	2007	2006
Cash and cash equivalents at end of the period	$42,237	$89,805
Cash and cash equivalents held by foreign subsidiaries	$39,777	$20,454
Working capital	$501,237	$391,713

At March 31, 2007 we had $125,578 of investments which consisted of auction rate securities available to meet any current liquidity needs.

The following table sets forth, for the period indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	For the six months ended March 31,
	2007	2006
Cash flow provided by operating activities	$152,033	$197,988
Cash flow (used in) provided by investing activities	$(202,002)	$20,429
Cash flow provided by (used in) financing activities	$444	$(221,991)
Inventory turnover	2.65	2.26
Days sales outstanding in accounts receivable	37	36

We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. Cash and cash equivalents held by our foreign subsidiaries are subject to U.S. income taxes upon repatriation to the U.S. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law. However, during fiscal 2007 we expect to partially reinvest foreign earnings in a lower tax jurisdiction.

The increase in working capital of $109,524 as compared to September 30, 2006 was primarily due to cash flows from operations for the six months ended March 31, 2007. The annualized inventory turnover rate was approximately 2.65 times during the current period ended March 31, 2007. This increased turnover rate, as compared to 2.26 during the prior like period, is primarily due to increased sales and decreased

NBTY, Inc. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)
(Dollars and shares in thousands, except per share amounts)

inventory levels as compared to the prior comparable period.  Accounts receivable increased due to increased wholesale sales in the turnover period. The annualized number of average days sales outstanding (on wholesale net sales) at March 31, 2007 was 37 days.

Cash provided by operating activities during the six month period ended March 31, 2007 was mainly attributable to net income, non-cash charges and changes in operating assets and liabilities.

The following table sets forth, for the period indicated, cash (used in) provided by investing activities:

	For the six months ended
	March 31,
	2007	2006
Purchase of property, plant and equipment	$(20,918)	$(21,166)
Proceeds from sale of property, plant and equipment	38	77
Purchase of available-for-sale investments	(317,050)	—
Proceeds from sale of available-for-sale investments	191,472	39,900
Cash paid for acquisitions, net of cash acquired	(37,005)	—
Restricted cash	(18,539)	—
Purchase price settlements, net	—	1,846
Purchase of intangible assets	—	(228)
Net cash (used in) provided by investing activities	$(202,002)	$20,429

During the six month period ended March 31, 2007, cash flows used in investing activities consisted primarily of net purchases of auction rate securities, purchases of property, plant and equipment, cash paid in connection with the acquisition of Ester-C and an increase in restricted cash.

The following table sets forth, for the period indicated, cash provided by (used in) financing activities:

	For the six months ended March 31,
	2007	2006
Principal payments under long-term debt agreements	$(425)	$(216,071)
Principal payments under the Revolving Credit Facility	—	(6,000)
Payments for financing fees	(1,649)	—
Tax benefit from exercise of stock options	1,884	15
Proceeds from stock options exercised	634	65
Net cash provided by (used in) financing activities	$444	$(221,991)

For the six month period ended March 31, 2007 cash flows provided by financing activities related to proceeds and tax benefit from the exercise of stock options offset by payments for financing fees in connection with our new RCA, principal payments under long-term debt agreements of $239 and principal payments under capital lease obligations of $186.

We believe our sources of cash will be sufficient to fund our operations and meet our cash requirements to satisfy our working capital needs, capital expenditure needs, outstanding commitments, and other liquidity requirements associated with our existing operations over the next 18 to 24 months. Our ability to fund these requirements and comply with financial covenants under our debt agreements will depend on our future operations, performance and cash flow and is subject to prevailing economic

NBTY, Inc. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)
(Dollars and shares in thousands, except per share amounts)

conditions and financial, business and other factors, some of which are beyond our control. In addition, as part of our strategy, we may pursue acquisitions and investments that are complementary to our business. Any material future acquisitions or investments will likely require additional capital and therefore, we cannot predict or assure that additional funds from existing sources will be sufficient for such future events.

Debt Agreements

At March 31, 2007, we maintained a Revolving Credit Facility, in connection with our  Revolving Credit Agreement (“RCA”) entered into on November 3, 2006, which consisted of a Revolving Credit Facility of up to $325,000 to be used for (a) the repayment of all obligations outstanding under our prior credit agreement (which consisted solely of commitment fees since we had previously repaid all amounts borrowed under the prior credit agreement), (b) working capital and other general corporate purposes, and (c) acquisitions. In connection with the Credit Agreement, our prior credit agreement was terminated. At March 31, 2007, there were no borrowings outstanding under the RCA.

Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. We are required to pay a commitment fee, which varies between .20% and .375% per annum, depending on our ratio of consolidated indebtedness to consolidated Adjusted EBITDA, on any unused portion of the revolving credit facility. The RCA defines Adjusted EBITDA as net income, excluding the aggregate amount of all non-cash losses reducing net income (excluding any non-cash losses that results in an accrual of a reserve for cash charges in any future period and the reversal thereof), plus interest, taxes, depreciation and amortization. Virtually all of our assets are collateralized under the RCA. Under the RCA, we are obligated to maintain various financial ratios and covenants that are typical for such facilities.

In September 2005, we issued 10-year 7 1/8% Senior Subordinated Notes due 2015 in the aggregate principal amount of $200,000 (the “7 1/8% Notes”). The 7 1/8% Notes are uncollaterized and subordinated in right of payment for all existing and future indebtedness. The 7 1/8% Notes are subject to redemption, at our option, in whole or in part, at any time on or after October 1, 2010, and prior to maturity at certain fixed redemption prices plus accrued interest. In addition, on or prior to October 1, 2008, we may redeem in the aggregate up to 35% of the 7 1/8% Notes with the net cash proceeds received by us from certain types of equity offerings, at a redemption value equal to 107.125% of the principal amount plus accrued interest, provided that at least 65% of the aggregate principal amount of notes remain outstanding immediately after any such redemption. The notes do not have any sinking fund requirements. Interest is paid semi-annually on every April 1st and October 1st at the rate of 7 1/8% per annum. Interest payments relating to such debt approximates $13,538 per annum, after the recent extinguishment of $10,000 face value of these notes.

During fiscal 2006, we purchased, on the open market, $10,000 face value of the 7 1/8% Notes for $9,575. We recorded a gain on extinguishment of debt of $425 and wrote-off $264 of the related unamortized deferred financing fees in the three and six months ended March 31, 2006 as a result of this transaction.

Virtually all of our assets are collateralized under the RCA. Under the RCA, we are obligated to maintain various financial ratios and covenants must be met, including, but not limited to, a minimum consolidated interest coverage ratio and a maximum leverage ratio. The specific covenants and related definitions can be found in the RCA, which has been previously filed with the Securities and Exchange

NBTY, Inc. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)
(Dollars and shares in thousands, except per share amounts)

Commission.  Adjusted EBITDA, which is a factor utilized in calculating covenant ratios, is defined as net income, excluding the aggregate amount of all non-cash losses reducing net income (excluding any non-cash losses that results in an accrual of a reserve for cash charges in any future period and the reversal thereof), plus interest, taxes, depreciation and amortization. We are required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which varies between .20% and .375% per annum, depending on our ratio of consolidated indebtedness to consolidated Adjusted EBITDA, on any unused portion of the revolving credit facility.

Since adjusted EBITDA is not a measure of performance calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), it should not be considered in isolation of, or as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP, such as operating income, net income and cash flows from operating activities. In addition, our definition of adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

Our credit arrangements, generally the indenture governing the 7 1/8%  Notes (“Indenture”) and the RCA, impose certain restrictions regarding capital expenditures and limit our ability to do any of the following: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay dividends or distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions are subject to certain limitations and exclusions.

In addition, a default under certain covenants in the Indenture and the RCA, respectively, could result in the acceleration of our payment obligations under the RCA and the Indenture, as the case may be, and, under certain circumstances, in cross-defaults under other debt obligations. These defaults may have a negative effect on our liquidity.

Contractual Cash Obligations and Other Commercial Commitments

A summary of contractual cash obligations and other commercial commitments at March 31, 2007 was as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt, excluding interest	$210,702	$906	$20,552	$738	$188,506
Interest	117,664	14,798	28,376	27,109	47,381
Operating leases	516,992	94,096	151,219	103,269	168,408
Purchase commitments	127,964	127,964
Capital commitments	867	867
Employment and consulting agreements	2,698	2,698
Total contractual cash obligations	$976,887	$241,329	$200,147	$131,116	$404,295

We conduct retail operations under operating leases, which expire at various dates through 2031. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year are noted in the above table.

NBTY, Inc. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)
(Dollars and shares in thousands, except per share amounts)

We were committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $127,964 at March 31, 2007. Such purchase commitments are generally cancelable at our discretion until the order has been shipped, but require repayment of all expenses incurred through the date of cancellation. During the six months ended March 31, 2007 no one supplier individually represented greater than 10% of our raw material purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations.

We had approximately $867 in open capital commitments at March 31, 2007, primarily related to manufacturing equipment as well as to computer hardware and software.

We have employment agreements with two of our executive officers. The agreements, entered into in October 2002, each have a term of five years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and change in control of the Company. The remaining commitment for salaries to these two officers as of March 31, 2007 was approximately $648. In addition, five members of Holland & Barrett’s senior executive staff have service contracts terminable by us upon twelve months notice. The annual aggregate commitment for such H&B executive staff as of March 31, 2007 was approximately $1,713.

We maintain a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, one of our directors and the father of Scott Rudolph, our Chief Executive Officer. The agreement requires Mr. Rudolph to provide consulting services to us through December 31, 2007, in exchange for a consulting fee of $450 per year, payable monthly. In addition, Mr. Rudolph receives certain fringe benefits accorded to our other executives.

We have grown through acquisitions, and expect to continue seeking to acquire entities in similar or complementary businesses. Such acquisitions are likely to require the incurrence and/or assumption of indebtedness and/or obligations, the issuance of equity securities or some combination thereof. In addition, we may from time to time determine to sell or otherwise dispose of certain of our existing assets or businesses; we cannot predict if any such transactions will be consummated, nor the terms or forms of consideration which might be required in any such transactions.

Inflation

Inflation affects the cost of raw materials, goods and services used by us. In recent years, inflation has been modest. However, high oil costs can affect the cost of all raw materials and components. The competitive environment somewhat limits our ability to recover higher costs resulting from inflation by raising prices. Although we cannot precisely determine the effects of inflation on our business, it is management’s belief that the effects on revenues and operating results have not been significant. We seek to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. We do not believe that inflation has had a material impact on our results of operations for the periods presented, except with respect to payroll-related costs, insurance premiums, and other costs arising from or related to government imposed regulations.

NBTY, Inc. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)
(Dollars and shares in thousands, except per share amounts)

Financial Covenants and Credit Rating

Our credit arrangements impose certain restrictions regarding capital expenditures and limit our ability to: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. We are in compliance with all covenants under our credit arrangement at March 31, 2007.

At March 31, 2007, credit ratings were as follows:

Credit Rating Agency	7 1/8% Notes	Overall
Standard and Poors	B+	BB
Moody’s	Ba3	Ba2

At March 31, 2007, our new RCA has not yet been rated.

Recent Accounting Developments

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Companies electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 will be effective as of the beginning of the first fiscal year that begins after November 15, 2007. We will adopt SFAS 159 on October 1, 2008. The impact of the adoption of SFAS 159 will be dependent on the extent to which we choose to elect to measure eligible items at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. This statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We will adopt SFAS 157 on October 1, 2008. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in tax positions and requires that we recognize in our financial statements, the impact of a tax

NBTY, Inc. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)
(Dollars and shares in thousands, except per share amounts)

position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We will adopt the provisions of FIN 48 on October 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 in our financial statements.

NBTY, Inc. and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Dollars and shares in thousands)

Quantitative and Qualitative Disclosures About Market Risk

We are subject to currency fluctuations, primarily with respect to the British Pound, the Euro and the Canadian dollar, and interest rate risks that arise from normal business operations. We regularly assess these risks. As of March 31, 2007, we had not entered into any hedging transactions.

We have subsidiaries whose operations are denominated in foreign currencies (primarily the British Pound, the Euro and the Canadian dollar). We consolidate the earnings of our international subsidiaries by translating them into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (SFAS 52). The statements of income of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the remeasurement of these foreign currencies denominated transactions results in increased net sales, operating expenses and net income. Similarly, our net sales, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.

The U.S. dollar volume of net sales denominated in foreign currencies was approximately $360,833, or 35.6% of total net sales, for the six months ended March 31, 2007.  A majority of our foreign currency exposure is denominated in the British Pound. During the six months ended March 31, 2007, the U.S. dollar weakened approximately 11% against the British Pound, as compared to the prior year comparable period, resulting in an increase in net sales of approximately $32,363 and an increase in operating income of approximately $7,227 for the six months ended March 31, 2007. The related impact on basic and diluted earnings per share was approximately $0.07 for the same period.

To manage the potential loss arising from changing interest rates and their impact on long-term debt, our policy is to manage interest rate risks by maintaining a combination of fixed and variable rate financial instruments. Since we had no significant variable rate debt outstanding at March 31, 2007, we believe that a significant fluctuation in interest rates in the near future will not have a material impact on our consolidated financial statements.   With the exception of the 7 1/8% Senior Subordinated Notes, the carrying value of our financial instruments approximates fair value due to their short maturities and variable interest rates. The fair value of the 7 1/8% Senior Subordinated Notes at March 31, 2007, based on then quoted market prices, was $192,375.

We are exposed to changes in interest rates on our floating rate Revolving Credit Agreement and fixed rate Notes. At March 31, 2007, based on a hypothetical 10% decrease in interest rates related to our fixed rate Notes, we estimate that the fair value of our fixed rate debt would have increased by approximately $6,173. Conversely, based on a hypothetical 10% increase in interest rates related to our fixed rate Notes at March 31, 2007, we estimate that the fair value of our fixed rate debt would have decreased by approximately $5,803. At March 31, 2007 we had no borrowings outstanding under our RCA. A hypothetical 10% change in interest rates would not have a material effect on our consolidated pretax income or cash flow.

NBTY, Inc. and Subsidiaries

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded, based on their respective evaluations as of the end of the period covered by this Report, that our disclosure controls and procedures are effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NBTY, Inc. and Subsidiaries

Item 1. Legal Proceedings (Continued)

Nutrition Bars

Rexall and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. We have defended this action vigorously. In December 2006, while Rexall’s and the other defendants’ renewed motion for judgment on the pleadings was pending, the Court again stayed the case for all purposes, pending rulings on relevant cases before the California Supreme Court. Because it is unclear when the Supreme Court will issue rulings in these cases, Rexall cannot estimate how long the case will be stayed. Based upon the information available at this time, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

Shareholder Litigation — Class Actions Settlement Agreed Upon; Awaiting Court Approval

From June 24, 2004 through September  3, 2004, six separate shareholder class-actions were filed against us and  certain of our officers and directors in the U.S. District Court for the Eastern  District of New York (the  “Court”), on behalf of shareholders who purchased  shares of our common stock between February 9, 2004 and July 22, 2004 (the  potential “Class Period”). The actions alleged that we failed to disclose material facts during the Class Period that resulted in a decline in the price of our stock after June 16, 2004 and July 22, 2004, respectively. The Court consolidated the six class-actions in March 2005 and appointed lead plaintiff and counsel. The lead plaintiff filed a consolidated amended complaint alleging an amended class period from November 10, 2003 to July 22, 2004. Along with the officers and directors, we filed a motion to dismiss the action. The motion was denied on May 1, 2006. The parties entered into extensive document discovery, during which the Court certified the class to consist of shareholders who purchased shares of our common stock during the period from November 10, 2003 to July 22, 2004 (the “Class”).

Following a mediation on February 15, 2007, the parties agreed to a proposed settlement of the class action claims. Under the terms of the proposed settlement, all the class action claims will be dismissed with prejudice and a full release will be given to the Company and its officers and directors, including all defendants named in the consolidated actions. The total amount to be paid to the Class in settlement of the claims will be paid entirely by our directors’ and officers’ liability insurers. In the settlement, we and the individual defendants deny any violation of law, and have agreed to the settlement to eliminate the uncertainties, distractions and expense of further litigation. The settlement is subject to review and approval by the Court. On April 17, 2007, the lead plaintiff filed with the Court the proposed settlement, as well as an application for its preliminary approval, for notice to the Class, and for a settlement hearing. That application is pending. The timetable for hearings and other aspects of the review and approval process will be set by the Court.

A purported shareholder of the Company delivered a demand in July 2004 that our board of directors commence a civil action against certain of our officers and directors based on certain of the allegations described above. Our board of directors, based on the investigation and recommendation of a special committee of the Board, determined not to commence any such lawsuit. On or about April 28, 2005, a state court derivative action was filed in the Supreme Court of the State of New York, Suffolk County, by this purported shareholder alleging wrongful rejection of his demand and breaches of fiduciary duties by some of our individual directors and officers. We are named solely as a nominal defendant, against which no recovery is sought. This derivative complaint is predicated upon the same allegations as a previously-dismissed Eastern District consolidated derivative action. Along with the named officers and directors, we filed a motion to dismiss. On January 3, 2007, the Court directed plaintiff to serve and file within 90 days

NBTY, Inc. and Subsidiaries

Item 1. Legal Proceedings (Continued)

an amended complaint with allegations sufficient to cure deficiencies in plaintiff’s prior complaint, observing that plaintiff could not have satisfied the requirements to state a claim under Delaware law at the time plaintiff originally filed the derivative complaint. Plaintiff filed a motion to compel discovery from the  defendants and the Company prior to filing an amended pleading, and we, together  with the defendants, filed a cross-motion for a protective order that plaintiff  is not entitled to such discovery. Those motions will be heard on May 23, 2007. In the event that plaintiff files an amended complaint, defendants will renew their motion to dismiss for failure to state a claim.

We and our named officers and directors believe these suits are without merit and have vigorously defended these actions. The proposed settlement of the class action claims will not have a material impact on the Company’s results of operations or financial condition. We maintain policies of directors’ and officers’ personal liability insurance.

In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability and intellectual property claims) arise in the ordinary course of our business. We believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on our consolidated financial condition or results of operations, if adversely determined against us.

NBTY, Inc. and Subsidiaries

Item 1A. Risk Factors

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under part 1 - “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2006, which could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our Form 10-K for the year ended September 30, 2006 are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition operating results or cash flows. Since September 30, 2006, there have been no significant changes relating to risk factors.

NBTY, Inc. and Subsidiaries

Item 4. Submission of Matters to a Vote of Security Holders

Submission of Matters to a Vote of Security Holders

Proposition 1:  Re-elected Directors to serve until the 2010 Annual Meeting.

	Votes	Votes	Total
	for	against	Votes
Michael L. Ashner	61,488,183	498,006	61,986,189
Glenn Cohen	60,765,298	1,220,891	61,986,189
Arthur Rudolph	58,199,357	3,786,832	61,986,189

Proposition 2:  Ratified the appointment of PriceWaterhouseCoopers LLP as independent certified public accountants to audit the consolidated financial statements of the Company for the 2007 fiscal year.

Votes	Votes	Votes	Total
for	against	Abstain	Votes
61,798,497	63,157	124,535	61,986,189

NBTY, Inc. and Subsidiaries
Item 6. Exhibits

Exhibits
3.1	Restated Certificate of Incorporation of NBTY, Inc.(1)
3.2	Amended and Restated By-Laws of NBTY, Inc.(2)
4.1	Indenture, dated as of September 23, 2005, among NBTY, Inc., the Guarantors (as defined therein), and The Bank of New York, as Trustee(3)
4.2

Registration Rights Agreement, dated as of September 23, 2005, among NBTY, Inc., the Guarantors (as defined therein) and J.P. Morgan Securities, Inc., Adams Harness, Inc., BNP Paribas Securities Corp., HSBC Securities (USA), Inc., and RBC Capital Markets Corporation(3)

10.1	Employment Agreement, effective October 1, 2002, by and between NBTY, Inc. and Scott Rudolph(4)
10.2	Employment Agreement, effective October 1, 2002, by and between NBTY, Inc. and Harvey Kamil(4)
10.3	Executive Consulting Agreement, effective January 1, 2002, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(4)
10.4	First Amendment to Executive Consulting Agreement, effective January 1, 2003, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(5)
10.5	Second Amendment to Executive Consulting Agreement, effective January 1, 2004, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(6)
10.6	Third Amendment to Executive Consulting Agreement, effective January 1, 2005, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(10)
10.7	Fourth Amendment to Executive Consulting Agreement, effective January 1, 2006, by and between NBTY, Inc., and Rudolph Management Associates, Inc.(11)
10.8	Fifth Amendment to Executive Consulting Agreement, effective January 1, 2007, by and between NBTY, Inc., and Rudolph Management Associates, Inc.(2)
10.9	NBTY, Inc. Retirement Savings and Employees’ Stock Ownership Plan.(1)
10.10	NBTY, Inc. Year 2000 Incentive Stock Option Plan.(7)
10.11	NBTY, Inc. Year 2002 Stock Option Plan.(8)
10.12

Revolving Credit Agreement, dated as of November 3, 2006, among NBTY, Inc., as Borrower, The Several Lenders from Time to Time Parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A., BNP Paribas, Citibank, N.A., and HSBC Bank USA, National Association, as Co-Syndication Agents.(9)

10.13	Guarantee and Collateral Agreement, by NBTY, Inc., the Guarantors party thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of November 3, 2006(10)
10.14	Facility Agreement, dated September 20, 2006 for Good ‘N’ Natural Limited with JPMorgan Chase Bank, N.A., London Branch(2)
10.15	Stock Purchase Agreement by and between NBTY, Inc. and ZILA Inc., dated as of August 13, 2006 (the “Zila Purchase Agreement”)(2)
10.16	Amendment to Zila Purchase Agreement, dated as of September 28, 2006(2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

NBTY, INC.
(Registrant)
Date: May 7, 2007	By:	/s/ SCOTT RUDOLPH
Scott Rudolph
Chairman and Chief Executive Officer
(Principal Executive Officer)
Date: May 7, 2007	By:	/s/ HARVEY KAMIL
Harvey Kamil
President and Chief Financial Officer
(Principal Financial and Accounting Officer)