Form 10-Q
period 2007-06-30
NBTY INC
filed 2007-08-06
CIK 70793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

The number of shares of Common Stock (par value $.008 per share) outstanding as of July 31, 2007 was 67,368,639.

NBTY, INC. AND SUBSIDIARIES
INDEX

PART I.              FINANCIAL INFORMATION

Item 1.                        Financial Statements

NBTY, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	June 30,	September 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$68,752	$89,805
Investments	135,266	—
Accounts receivable, net	96,919	89,154
Inventories	384,888	354,496
Deferred income taxes	26,690	26,636
Prepaid expenses and other current assets	55,842	42,261
Total current assets	768,357	602,352
Property, plant and equipment, net	321,373	309,437
Goodwill	249,967	235,959
Intangible assets, net	159,527	146,169
Other assets	28,998	10,393
Total assets	$1,528,222	$1,304,310
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	946	18,660
Accounts payable	82,162	64,211
Accrued expenses and other current liabilities	133,734	127,768
Total current liabilities	216,842	210,639
Long-term debt, net of current portion	209,984	191,045
Deferred income taxes	75,328	55,276
Other liabilities	10,230	7,918
Total liabilities	512,384	464,878
Commitments and contingencies
Stockholders’ equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 67,369 shares at June 30, 2007 and 67,212 shares at September 30, 2006	539	538
Capital in excess of par	142,024	138,777
Retained earnings	830,495	671,060
Accumulated other comprehensive income	42,780	29,057
Total stockholders’ equity	1,015,838	839,432
Total liabilities and stockholders’ equity	$1,528,222	$1,304,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Net sales	$503,368	$475,297	$1,518,065	$1,412,310
Costs and expenses:
Cost of sales	240,597	256,594	727,174	753,674
Advertising, promotion and catalog	28,268	28,112	89,472	80,338
Selling, general and administrative	157,484	143,955	461,387	446,832
Trademark impairment	—	—	—	10,450
	426,349	428,661	1,278,033	1,291,294
Income from operations	77,019	46,636	240,032	121,016
Other income (expense):
Interest	(3,819)	(5,458)	(13,036)	(21,408)
Miscellaneous, net	3,822	(218)	7,468	1,928
	3	(5,676)	(5,568)	(19,480)
Income before provision for income taxes	77,022	40,960	234,464	101,536
Provision for income taxes	25,796	11,059	75,029	27,414
Net income	$51,226	$29,901	$159,435	$74,122
Net income per share:
Basic	$0.76	$0.44	$2.37	$1.10
Diluted	$0.74	$0.43	$2.29	$1.07
Weighted average common shares outstanding:
Basic	67,353	67,204	67,279	67,197
Diluted	69,600	69,152	69,554	69,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	For the nine months
	ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$159,435	$74,122
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Impairments and disposals of property, plant and equipment	1,716	3,683
Depreciation and amortization	42,037	41,984
Foreign currency transaction (gain) loss	(2,012)	2,013
Amortization and write-off of deferred charges	1,698	3,919
Gain on extinguishment of debt	—	(425)
Gain on settlement of interest rate swap	—	(353)
Trademark impairment	—	10,450
(Recovery of) provision for doubtful accounts	(500)	949
Inventory reserves	5,866	248
Deferred income taxes	11,087	4,112
Excess income tax benefit from exercise of stock options	(2,356)	(15)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(4,455)	(8,762)
Inventories	(24,694)	119,429
Prepaid expenses and other current assets	16,725	17,267
Other assets	(433)	344
Accounts payable	13,675	2,619
Accrued expenses and other liabilities	(11,374)	(3,125)
Net cash provided by operating activities	206,415	268,459
Cash flows from investing activities:
Purchase of property, plant and equipment	(41,927)	(26,797)
Proceeds from sale of property, plant and equipment	97	102
Purchase of available-for-sale investments	(374,869)	—
Proceeds from sale of available-for-sale investments	239,603	39,900
Cash paid for acquisition, net of cash acquired	(37,005)	—
Restricted cash	(18,698)	—
Purchase price settlements, net	—	1,845
Purchase of intangible assets	—	(433)
Net cash (used in) provided by investing activities	(232,799)	14,617
Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(652)	(276,494)
Principal payments under the Revolving Credit Facility	—	(11,000)
Proceeds from borrowings under the Revolving Credit Facility	—	5,000
Proceeds from settlement of interest rate swap	—	353
Payments of financing fees	(1,649)	—
Excess income tax benefit from exercise of stock options	2,356	15
Proceeds from stock options exercised	892	65
Net cash provided by (used in) financing activities	947	(282,061)
Effect of exchange rate changes on cash and cash equivalents	4,384	1,402
Net (decrease) increase in cash and cash equivalents	(21,053)	2,417
Cash and cash equivalents at beginning of period	89,805	67,282
Cash and cash equivalents at end of period	$68,752	$69,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

1.                 Basis of Presentation

NBTY, Inc. and subsidiaries are referred to herein collectively as “we”, “our”, “us”, “NBTY”, or the “Company”. We have prepared these unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles applicable to interim financial information and on a basis that is consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (“2006 Form 10-K”). In our opinion, these financial statements reflect all adjustments (including normal recurring items) necessary for a fair presentation of our results for the interim periods presented. These unaudited condensed consolidated financial statements do not include all information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in our 2006 Form 10-K. Results for interim periods are not necessarily indicative of results which may be achieved for a full year.

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

Significant Customers and Concentration of Credit Risk

Financial instruments which potentially subject us to credit risk consist primarily of cash and cash equivalents (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts), investments and trade accounts receivable. We mitigate our risk by investing in or through major financial institutions. At June 30, 2007, our investments consisted of auction rate securities, which were classified as available-for-sale investments and reported at fair value (which approximates cost). At June 30, 2007, included in our auction rate securities were fully insured, Aaa-rated New York State Agency securities of approximately $91,000.

We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. Collections and payments from customers are continuously monitored. We maintain an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of one or more of our customers were to deteriorate, we may require additional allowances.

NBTY, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

The following individual customers accounted for the following percentages of the Wholesale/US Nutrition segment’s net sales for the three and nine months ended June 30, 2007 and 2006, respectively:

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Customer A	9%	13%	8%	12%
Customer B	18%	18%	18%	16%

Customer A is primarily a supplier to Customer B. Therefore, the loss of Customer B would likely result in the loss of a significant amount of net sales to Customer A. While no one customer represented, individually, more than 10 percent of our consolidated net sales for the three and nine months ended June 30, 2007 and 2006, the loss of any one of these customers would have a material adverse effect on the Wholesale/US Nutrition segment if we were unable to replace such customer(s).

The following individual customer accounted for 10% or more of the Wholesale/US Nutrition segment’s gross accounts receivable as of June 30, 2007 and September 30, 2006, respectively:

	June 30,	September 30,
	2007	2006
Customer B	15%	12%

Accounts Receivable Reserves and Allowances

Accounts receivable are presented net of the following reserves and allowances at June 30, 2007 and September 30, 2006:

	June 30,	September 30,
	2007	2006
Allowance for doubtful accounts	$8,733	$10,361
Allowance for sales returns	10,226	10,778
Promotional program incentive allowance	26,983	30,439
	$45,942	$51,578

Assets Held for Sale

During March 2007 we made a decision to sell the land and building we own located in Augusta, Georgia. We anticipate that this sale will be completed by March 2008. As a result, the carrying value of the land and building of approximately $12,900 (which approximates its fair value less costs to sell) was transferred from property, plant and equipment and is classified as held for sale within prepaid expenses and other current assets in the accompanying balance sheet at June 30, 2007.

NBTY, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

Supplemental Disclosure of Cash Flow Information

	For the nine months
	ended June 30,
	2007	2006
Cash interest paid (net of capitalized interest of $402 and $810, respectively)	$14,519	$17,147
Cash income taxes paid (net of refunds of $480 and $9,822, respectively)	$68,990	$22,290
Capital lease obligations	$333	$811
Property, plant and equipment additions included in accounts payable	$1,420	$444
Non-cash investing and financing information:
Acquisitions accounted for under the purchase method:
Fair value of assets acquired	$44,922	$—
Liabilities assumed	(7,870)	—
Less: Cash acquired	(47)	—
Net cash paid	$37,005	$—

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We will adopt SFAS 157 on October 1, 2008. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” (“FIN 48”). This Interpretation clarifies the accounting for

NBTY, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

uncertainty in tax positions and requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We will adopt the provisions of FIN 48 on October 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 in our financial statements. We do not anticipate the adoption will have a significant impact on our consolidated financial position or results of operations.

2.                 Acquisitions

We account for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. Any excess of the purchase price over their estimated fair values is recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed is based upon estimates and assumptions, including a valuation.

Fiscal 2007 Acquisitions

The Ester-C Company (formally known as Zila Nutraceuticals, Inc.)

On October 2, 2006, we acquired 100% of the stock of Zila Nutraceuticals, Inc., a subsidiary of Zila, Inc. Once acquired, we changed the name of Zila Nutraceuticals, Inc. to The Ester-C Company (“Ester-C”). Ester-C manufactures and markets Ester-C®, which is known throughout multiple markets including health food stores and mass market retailers. This acquisition represents an opportunity for us to enhance our presence in key markets. The purchase price for Ester-C was $37,500 in cash and up to a $3,000 contingent cash payment which is based upon EBITDA (as defined in the purchase agreement) of Ester-C during the one-year period following the closing. In addition, the purchase price was subject to a post-closing adjustment based on the final working capital. During March 2007, we received a payment of $1,214 in settlement of the final working capital adjustment. We also incurred approximately $766 of direct transaction costs for a total purchase price of approximately $37,052, subject to any contingent cash payment noted above. The goodwill associated with this acquisition is deductible for tax purposes. The purchase price was paid out of cash on hand. We are in the process of finalizing the allocation of the purchase price to the assets acquired and liabilities assumed.

3.                 Investments

At June 30, 2007, investments consisted of auction rate securities, which are long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process which occurs every 7 to 35 days. These investments are recorded at fair value; any unrealized gains/losses are included in other comprehensive income, unless a loss is determined to be other than temporary. Despite the long-term nature of their stated contractual maturities, there is a ready liquid market for these securities based on the interest rate reset mechanism. We classify such securities as current assets in the accompanying balance

NBTY, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

sheets because we have the ability and intent to sell these securities as necessary to meet our current liquidity requirements. As of June 30, 2007, there were no unrealized holding gains or losses.

Investment income included in ‘‘Miscellaneous, net’’ in the statements of income was $2,077 and $1,360 for the three months ended June 30, 2007 and 2006, respectively, and $3,995 and $2,430 for the nine months ended June 30, 2007 and 2006, respectively.

4.                 Inventories

The components of inventories were as follows:

	June 30,	September 30,
	2007	2006
Raw materials	$89,977	$92,536
Work-in-process	10,442	11,409
Finished goods	297,525	261,570
Valuation and obsolescence reserves	(13,056)	(11,019)
Total	$384,888	$354,496

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

The changes in the carrying amount of goodwill by segment for the nine month period ended June 30, 2007, were as follows:

	Wholesale / US Nutrition	European Retail	Direct Response/ E-Commerce	Consolidated
Balance at September 30, 2006	$73,253	$147,509	$15,197	$235,959
Acquisition of Ester-C	3,643	—	—	3,643
Foreign currency translation	181	10,184	—	10,365
Balance at June 30, 2007	$77,077	$157,693	$15,197	$249,967

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

NBTY, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

We are in a dispute with the seller of SISU, Inc., which we acquired in June 2005, with respect to the calculation of the final working capital adjustment. Although we do not believe the resolution of this dispute will have a material impact on our financial position, upon such resolution, final allocations to the acquired assets and liabilities could result in future adjustments to goodwill and actual results may differ from those presented herein.

Intangible Assets

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives (not exceeding 20 years). The carrying amounts of intangible assets as of June 30, 2007 and September 30, 2006 were as follows:

	June 30, 2007		September 30, 2006
	Gross		Gross		Amortization
	carrying	Accumulated	carrying	Accumulated	period
	amount	amortization	amount	amortization	(years)
Definite lived intangible assets:
Brands	$98,239	$15,170	$82,675	$11,449	20
Customer lists	62,071	35,162	62,025	32,278	2 - 15
Private label and customer relationship	40,285	4,922	34,211	3,167	10 - 20
Trademarks and licenses	18,181	6,043	17,146	5,123	2 - 20
Covenants not to compete	3,051	2,803	3,034	2,705	3 - 5
	221,827	64,100	199,091	54,722
Indefinite lived intangible asset:
Trademark	1,800	—	1,800	—
Total intangible assets	$223,627	$64,100	$200,891	$54,722

In connection with the acquisition of Ester-C, definite-lived intangible assets relating to brands increased $15,000 and customer relationships increased $5,300 from September 30, 2006 to June 30, 2007.

Amortization expense of definite lived intangible assets is included in “Selling, general and administrative” expense in the statements of income. Amortization for the three months ended June 30, 2007 and 2006 was approximately $3,008 and $2,743, respectively.  Amortization for the nine months ended June 30, 2007 and 2006 was approximately $8,990 and $8,444, respectively.

Assuming no changes in our definite lived intangible assets, estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the fiscal year ending September 30,
2007	$12,013
2008	$12,637
2009	$11,665
2010	$11,562
2011	$11,521

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

During the nine months ended June 30, 2007 and 2006, we evaluated, for an impairment review, certain retail stores that had reached a certain level of maturity and were sustaining operating losses. During the three months ended June 30, 2007 and 2006, we recognized impairment charges of $550 and $135, respectively. During the nine months ended June 30, 2007 and 2006, we recognized impairment charges of $1,134 and $2,405, respectively. These impairment charges related primarily to leasehold improvements and furniture and fixtures for North American Retail operations and were included in “Selling, general and administrative” expense in the statements of income.

In March 2006 we decided to discontinue our Carb Solutions trademarked brand (which was acquired as part of the acquisition of Rexall Sundown in 2003), due to continued difficult market conditions experienced in our low carb product line. Since the brand related to this trademark had virtually no future undiscounted cash flow to support its carrying value, we wrote off the net carrying value of the Carb Solutions trademarked brand of $10,450 during the nine months ended June 30, 2006.

7.                 Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows:

	June 30,	September 30,
	2007	2006
Accrued compensation and related taxes	$23,706	$26,247
Income taxes payable	11,265	22,268
Accrued purchases	14,281	13,379
Litigation	27,732	12,294
Other	56,750	53,580
	$133,734	$127,768

8.                 Long-Term Debt

Revolving Credit Facility (“the facility”)

On November 3, 2006, we entered into a revolving credit facility (“the facility”) with JP Morgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Bank of America, N.A., BNP Paribas, Citibank, N.A., and HSBC Bank USA, National Association, as Co-Syndication Agents. The facility provides for revolving credit loans in the aggregate principal amount of up to $325,000 to be used for (a) the repayment of all obligations outstanding under our prior credit agreement (which consisted solely of commitment fees since we had previously repaid all amounts borrowed under the prior credit

NBTY, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

agreement), (b) working capital and other general corporate purposes, and (c) acquisitions. In connection with the facility, our prior credit agreement was terminated. There have been no borrowings under the facility to date. The terms and requirements of the facility are substantially the same as the prior credit agreement. Our obligations under the facility are secured by substantially all of our assets and are guaranteed by certain of our subsidiaries, in each case to the extent set forth in the Guarantee and Collateral Agreement (the “Guarantee”) that was entered into on November 3, 2006.

Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. We are required to pay a commitment fee, which varies between .20% and .375% per annum, depending on our ratio of consolidated indebtedness to consolidated Adjusted EBITDA, on any unused portion of the facility. The facility defines Adjusted EBITDA as net income, excluding the aggregate amount of all non-cash losses reducing net income (excluding any non-cash losses that results in an accrual of a reserve for cash charges in any future period and the reversal thereof), plus interest, taxes, depreciation and amortization. Virtually all of our assets are collateralized under the facility. Under the facility, we are obligated to maintain various financial ratios and covenants that are typical for such facilities.  We were in compliance with all financial covenants under the facility as of June 30, 2007.

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

Shareholder Litigation—Class Actions Settlement Agreed Upon; Awaiting Court Approval

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

Following a mediation on February 15, 2007, the parties agreed to a proposed settlement of the class action claims. Under the terms of the proposed settlement, all the class action claims will be dismissed with prejudice and a full release will be given to the Company and its officers and directors, including all defendants named in the consolidated actions. The total amount to be paid to the Class in settlement of the claims will be paid entirely by our directors’ and officers’ liability insurers. In the settlement, we and the individual defendants deny any violation of law, and have agreed to the settlement to eliminate the uncertainties, distractions and expense of further litigation. On April 17, 2007, the lead plaintiff filed with the Court the proposed settlement, as well as an application for its preliminary approval, for notice to the Class, and for a settlement hearing. The Court granted preliminary approval to the settlement on May 2, 2007, directed that notice be given by mail and publication to the Class, and scheduled a settlement hearing for August 9, 2007. The Court had also directed that any objections to the settlement and any requests to opt-out from the Class must be served and filed by July 19, 2007. No objections to the settlement and no requests to opt-out from the Class have been received to date.

A purported shareholder of the Company delivered a demand in July 2004 that our board of directors commence a civil action against certain of our officers and directors based on certain of the allegations described above. Our board of directors, based on the investigation and recommendation of a special committee of the Board, determined not to commence any such lawsuit. On or about April 28, 2005, a state court derivative action was filed in the Supreme Court of the State of New York, Suffolk County, by this purported shareholder alleging wrongful rejection of his demand and breaches of fiduciary duties by some of our individual directors and officers. We are named as a nominal defendant. This derivative complaint is predicated upon the same allegations as a previously-dismissed Eastern District consolidated derivative action. Along with the named officers and directors, we filed a motion to dismiss. On January 3, 2007, the Court directed plaintiff to serve and file within 90 days an amended complaint with allegations sufficient to cure deficiencies in plaintiff’s prior complaint, observing that plaintiff could not have satisfied the requirements to state a claim under Delaware law at the time plaintiff originally filed the derivative complaint. Plaintiff filed a motion to compel discovery from the  defendants and the Company prior to filing an amended pleading, and we, together  with the defendants, filed a cross-motion for a protective order that plaintiff  is not entitled to such discovery. Those motions were initially addressed by the Court on May 23, 2007 and were adjourned to September 6, 2007. Despite the pendency of those motions, Plaintiff filed an amended complaint on April 20, 2007. Defendants moved to dismiss the amended complaint for failure to state a claim. Plaintiff has not yet submitted opposition to that motion, and the Court has not yet set a date to hear that motion.

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

As permitted by the DGCL, our certificate of incorporation provides for the indemnification to the full extent permitted by Section 145 of the DGCL of the persons who may be indemnified pursuant thereto. Further, we have provided in our certificate of incorporation that a director of our corporation shall not be personally liable to the corporation or our stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director’s duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the DGCL, or (iv) for any transaction from which the director derived an improper personal benefit.

Finally, our directors and officers are covered by directors’ and officers’ insurance policies maintained by the Company.

10.          Income Taxes

Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended June 30, 2007 was 33.5%, compared to 27.0% for the prior comparable period. The effective income tax rate for the nine months ended June 30, 2007 was 32.0%, compared to 27.0% for the prior comparable period. The fiscal year 2007 tax rate is lower than the statutory rate due to our decision to reinvest a portion of our foreign earnings in a lower tax jurisdiction, as well as our ability to partially utilize our prior year state and local investment tax credits. The fiscal year 2006 tax rate is lower than the statutory rate primarily due to the Foreign Earnings Repatriation (“FER”) provision in the American Jobs Creation Act of 2004. For fiscal 2006, we repatriated foreign earnings at a more beneficial tax rate under the FER provision, which resulted in an approximate 7.4% reduction in the effective rate for the 2006 fiscal year.

11.          Employee Benefits Plans

We maintain defined contribution benefit plans which collectively cover substantially all full-time U.S. based employees. The defined contribution benefit plans are funded through employer contributions to the Employee Stock Ownership Plan and through employees’ contributions and employer’s matching contributions to the 401(k) plan. The accompanying financial statements reflect contributions to these plans of approximately $1,099 and $1,171 for the three months ended June 30, 2007 and 2006, respectively, and $2,718 and $3,581 for the nine months ended June 30, 2007 and 2006, respectively.

NBTY, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

Certain of our international subsidiaries (mainly in the U.K.) have company sponsored defined contribution plans to comply with local statutes and practices. The accompanying financial statements reflect contributions to these plans by such subsidiaries in the approximate amount of $393 and $349 and for the three months ended June 30, 2007 and 2006, respectively, and $1,166 and $1,451 for the nine months ended June 30, 2007 and 2006, respectively.

12.          Net Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding during the three and nine month periods ended June 30, 2007 and 2006. Diluted net income per share includes the dilutive effect of outstanding stock options, which resulted in a dilutive effect of 2,247 and 1,948 shares for the three months ended June 30, 2007 and 2006, respectively, and 2,275 and 1,884 shares for the nine months ended June 30, 2007 and 2006, respectively. There were no outstanding stock options at June 30, 2007 and 2006, respectively, that would have been anti-dilutive in the calculation of dilutive net income per share.

13.          Comprehensive Income

Comprehensive income includes net income and other gains and losses, net of tax, affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income. Comprehensive income for the three and nine months ended June 30, 2007 and 2006 was as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2007	2006	2007	2006
Net income, as reported	$51,226	$29,901	$159,435	$74,122
Unrealized holding gains (losses)	4	—	8	(1)
Interest rate swap valuation adjustments	—	(205)	—	40
Foreign currency translation adjustments	4,646	12,902	13,715	9,909
Total comprehensive income	$55,876	$42,598	$173,158	$84,070

The change in foreign currency translation adjustment relates primarily to our investment in European subsidiaries and fluctuations in exchange rates between local currencies and the U.S. Dollar.

During the three and nine months ended June 30, 2007, we recorded an increase in our deferred tax liability of $2,921 and $8,622, respectively, relating to other comprehensive income earned during the period.

During the three and nine months ended June 30, 2006, we recorded an increase in our deferred tax liability of $8,111 and 6,230, respectively, relating to other comprehensive income earned during this period.

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

•       North American Retail—This segment generates revenue through its 460 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its Canadian operation of 85 owned and operated Le Naturiste stores.

•       European Retail—This segment generates revenue through its 504 Holland & Barrett stores, 31 GNC stores in the UK, 69 DeTuinen stores in the Netherlands and 19 Nature’s Way stores in Ireland. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

•       Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phone.

NBTY, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

The following table represents key financial information of our business segments:

	Wholesale / US Nutrition	North American Retail	European Retail	Direct Response/ E-Commerce	Corporate/ Manufacturing	Consolidated
For the three months ended June 30, 2007:
Net sales	$248,177	$55,666	$152,688	$46,837	$—	$503,368
Income (loss) from operations	54,581	(45)	36,562	11,787	(25,866)	77,019
Depreciation and amortization	2,772	895	2,768	1,254	5,602	13,291
Capital expenditures	499	202	17,021	85	8,365	26,172
For the three months ended June 30, 2006:
Net sales	$227,361	$57,987	$140,453	$49,496	$—	$475,297
Income (loss) from operations	23,176	2,114	32,769	12,112	(23,535)	46,636
Depreciation and amortization	2,479	1,098	3,037	1,254	6,072	13,940
Capital expenditures	454	551	1,409	30	3,187	5,631
For the nine months ended June 30, 2007:
Net sales	$739,874	$166,403	$465,208	$146,580	$—	$1,518,065
Income (loss) from operations	152,918	2,026	119,091	39,878	(73,881)	240,032
Depreciation and amortization	8,331	3,029	8,333	3,782	18,562	42,037
Capital expenditures	1,098	520	21,389	1,010	17,910	41,927
For the nine months ended June 30, 2006:
Net sales	$667,662	$178,110	$423,045	$143,493	$—	$1,412,310
Income (loss) from operations	48,161	132	109,173	38,546	(74,996)	121,016
Depreciation and amortization	7,609	3,696	8,331	3,790	18,558	41,984
Capital expenditures	1,538	1,890	4,101	1,166	18,102	26,797

NBTY, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

Net sales by location of customer were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2007	2006	2007	2006
Net sales by location of customer
United States	$303,723	$294,488	$917,308	$870,942
United Kingdom	149,090	136,191	451,416	408,926
Holland	12,585	10,707	38,594	33,363
Ireland	5,298	4,506	15,774	12,632
Canada	7,603	7,374	24,065	23,963
Other foreign countries	25,069	22,031	70,908	62,484
Consolidated totals	$503,368	$475,297	$1,518,065	$1,412,310

Total assets by segment were as follows:

	June 30, 2007	September 30, 2006
Wholesale / US Nutrition	$512,584	$469,875
North American Retail	45,364	47,298
European Retail	412,495	312,973
Direct Response / E-Commerce	62,318	64,784
Corporate / Manufacturing	495,461	409,380
Consolidated totals	$1,528,222	$1,304,310

Approximately 35% and 34% of our net sales during the nine months ended June 30, 2007 and 2006 were denominated in currencies other than U.S. dollars, principally British Pounds, Euros and Canadian dollars. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on our results of operations.

Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	June 30, 2007	September 30, 2006
Total Assets	31%	28%
Total Liabilities	13%	19%

NBTY, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

15.          Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

The 7 1/8% Notes are guaranteed by all of our domestic subsidiaries, which are wholly-owned by the Company. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

(1)   Condensed consolidating financial statements as of June 30, 2007 and September 30, 2006 and for the three and nine months ended June 30, 2007 and 2006 of (a) NBTY, Inc., the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and

(2)   Elimination entries necessary to consolidate NBTY, Inc., the parent, with guarantor and non-guarantor subsidiaries.

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

NBTY, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

Condensed Consolidating Balance Sheets

As of June 30, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,921	—	$66,062	$(5,231)	$68,752
Investments	135,266	—	—	—	135,266
Accounts receivable, net	—	88,600	15,804	(7,485)	96,919
Intercompany	—	326,157	602,691	(928,848)	—
Inventories	—	298,727	94,132	(7,971)	384,888
Deferred income taxes	—	25,924	766	—	26,690
Prepaid expenses and other current assets	16,000	21,798	18,044	—	55,842
Total current assets	159,187	761,206	797,499	(949,535)	768,357
Property, plant and equipment, net	35,949	203,928	81,496	—	321,373
Goodwill	—	95,507	154,460	—	249,967
Other intangible assets, net	—	128,942	30,585	—	159,527
Other assets	—	9,723	19,275	—	28,998
Intercompany loan receivable	401,640	—	—	(401,640)	—
Investments in subsidiaries	1,615,378	—	—	(1,615,378)	—
Total assets	$2,212,154	$1,199,306	$1,083,315	$(2,696,553)	$1,528,222
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$756	$190	$—	$—	$946
Accounts payable	—	61,427	25,966	(5,231)	82,162
Intercompany	928,848	—	—	(928,848)	—
Accrued expenses and other current liabilities	—	119,167	22,052	(7,485)	133,734
Total current liabilities	929,604	180,784	48,018	(941,564)	216,842
Intercompany loan payable	—	—	401,640	(401,640)	—
Long-term debt, net of current portion	190,612	143	19,229	—	209,984
Deferred income taxes	74,299	(3,521)	4,550	—	75,328
Other liabilities	1,800	4,105	4,325	—	10,230
Total liabilities	1,196,315	181,511	477,762	(1,343,204)	512,384
Commitments and contingencies
Stockholders’ equity:
Common stock	539	—	—	—	539
Capital in excess of par	142,025	390,285	301,271	(691,557)	142,024
Retained earnings	830,495	627,510	322,667	(950,177)	830,495
Accumulated other comprehensive income	42,780	—	(18,385)	18,385	42,780
Total stockholders’ equity	1,015,839	1,017,795	605,553	(1,623,349)	1,015,838
Total liabilities and stockholders’ equity	$2,212,154	$1,199,306	$1,083,315	$(2,966,553)	$1,528,222

NBTY, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

Condensed Consolidating Balance Sheets

As of September 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$59,966	$9,385	$20,454	$—	$89,805
Accounts receivable, net	—	72,932	16,222	—	89,154
Intercompany	—	165,124	643,531	(808,655)	—
Inventories	—	284,717	76,729	(6,950)	354,496
Deferred income taxes	—	25,923	713	—	26,636
Prepaid expenses and other current assets	—	25,221	17,040	—	42,261
Total current assets	59,966	583,302	774,689	(815,605)	602,352
Property, plant and equipment, net	37,613	208,065	63,759	—	309,437
Goodwill	—	93,844	142,115	—	235,959
Other intangible assets, net	—	116,141	30,028	—	146,169
Other assets	—	10,354	39	—	10,393
Intercompany loan receivable	374,320	—	—	(374,320)	—
Investments in subsidiaries	1,393,822	—	—	(1,393,822)	—
Total assets	$1,865,721	$1,011,706	$1,010,630	$(2,583,747)	$1,304,310
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$608	$131	$17,921	$—	$18,660
Accounts payable	—	40,943	23,268	—	64,211
Intercompany	808,655	—	—	(808,655)	—
Accrued expenses and other current liabilities	4,819	84,807	38,142	—	127,768
Total current liabilities	814,082	125,881	79,331	(808,655)	210,639
Intercompany loan payable	—	—	374,320	(374,320)	—
Long-term debt, net of current portion	190,805	240	—	—	191,045
Deferred income taxes	19,883	31,013	4,380	—	55,276
Other liabilities	1,519	3,179	3,220	—	7,918
Total liabilities	1,026,289	160,313	461,251	(1,182,975)	464,878
Commitments and contingencies
Stockholders’ equity:
Common stock	538	—	—	—	538
Capital in excess of par	138,777	352,019	301,272	(653,291)	138,777
Retained earnings	671,060	499,374	261,508	(760,882)	671,060
Accumulated other comprehensive income	29,057	—	(13,401)	13,401	29,057
Total stockholders’ equity	839,432	851,393	549,379	(1,400,772)	839,432
Total liabilities and stockholders’ equity	$1,865,721	$1,011,706	$1,010,630	$(2,583,747)	$1,304,310

NBTY, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

Condensed Consolidating Statements of Income

Three Months Ended June 30, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$349,302	$177,716	$(23,650)	$503,368
Costs and expenses:
Cost of sales	—	190,121	74,126	(23,650)	240,597
Advertising, promotion and catalog	—	23,514	4,754	—	28,268
Selling, general and administrative	21,854	68,323	67,307	—	157,484
	21,854	281,958	146,187	(23,650)	426,349
Income from operations	(21,854)	67,344	31,529	—	77,019
Other income (expense):
Equity in income of subsidiaries	62,046	—	—	(62,046)	—
Intercompany interest	7,402	—	(7,402)	—	—
Interest	(3,630)	(4)	(185)	—	(3,819)
Miscellaneous, net	1,623	473	1,726	—	3,822
	67,441	469	(5,861)	(62,046)	3
Income before provision for income taxes	45,587	67,813	25,668	(62,046)	77,022
(Benefit)/ provision for income taxes	(5,639)	23,735	7,700	—	25,796
Net income	$51,226	$44,078	$17,968	$(62,046)	$51,226

NBTY, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

Condensed Consolidating Statements of Income

Three Months Ended June 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$322,774	$174,379	$(21,856)	$475,297
Costs and expenses:
Cost of sales	—	204,347	74,103	(21,856)	256,594
Advertising, promotion and catalog	—	22,836	5,276	—	28,112
Selling, general and administrative	20,564	61,240	62,151	—	143,955
	20,564	288,423	141,530	(21,856)	428,661
Income from operations	(20,564)	34,351	32,849	—	46,636
Other income (expense):
Equity in income of subsidiaries	40,741	—	—	(40,741)	—
Intercompany interest	5,840	—	(5,840)	—	—
Interest	(5,458)	—	—	—	(5,458)
Miscellaneous, net	591	(1,454)	645	—	(218)
	41,714	(1,454)	(5,195)	(40,741)	(5,676)
Income before provision for income taxes	21,150	32,897	27,654	(40,741)	40,960
(Benefit)/ provision for income taxes	(8,751)	11,514	8,296	—	11,059
Net income	$29,901	$21,383	$19,358	$(40,741)	$29,901

NBTY, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

Condensed Consolidating Statements of Income

Nine Months Ended June 30, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,047,147	$538,549	$(67,631)	$1,518,065
Costs and expenses:
Cost of sales	—	571,147	223,658	(67,631)	727,174
Advertising, promotion and catalog	—	75,294	14,178	—	89,472
Selling, general and administrative	61,472	205,461	194,454	—	461,387
	61,472	851,902	432,290	(67,631)	1,278,033
Income from operations	(61,472)	195,245	106,259	—	240,032
Other income (expense):
Equity in income of subsidiaries	189,295	—	—	(189,295)	—
Intercompany interest	20,782	—	(20,782)	—	—
Interest	(12,189)	(24)	(823)	—	(13,036)
Miscellaneous, net	2,841	1,912	2,715	—	7,468
	200,729	1,888	(18,890)	(189,295)	(5,568)
Income before provision for income taxes	139,257	197,133	87,369	(189,295)	234,464
(Benefit)/ provision for income taxes	(20,178)	68,997	26,210	—	75,029
Net income	$159,435	$128,136	$61,159	$(189,295)	$159,435

NBTY, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

Condensed Consolidating Statements of Income

Nine Months Ended June 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$930,468	$528,819	$(46,977)	$1,412,310
Costs and expenses:
Cost of sales	—	575,555	225,096	(46,977)	753,674
Advertising, promotion and catalog	—	64,845	15,493	—	80,338
Selling, general and administrative	64,822	199,713	182,297	—	446,832
Trademark impairment	—	10,450	—	—	10,450
	64,822	850,563	422,886	(46,977)	1,291,294
Income from operations	(64,822)	79,905	105,933	—	121,016
Other income (expense):
Equity in income of subsidiaries	114,993	—	—	(114,993)	—
Intercompany interest	16,773	—	(16,773)	—	—
Interest	(21,408)	—	—	—	(21,408)
Miscellaneous, net	1,101	(1,275)	2,102	—	1,928
	111,459	(1,275)	(14,671)	(114,993)	(19,480)
Income before provision for income taxes	46,637	78,630	91,262	(114,993)	101,536
(Benefit)/ provision for income taxes	(27,485)	27,521	27,378	—	27,414
Net income	$74,122	$51,109	$63,884	$(114,993)	$74,122

NBTY, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended June 30, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$159,435	$128,136	$61,159	$(189,295)	$159,435
Adjustments to reconcile net income to net cash & cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(189,295)	—	—	189,295	—
Impairments and disposals of property, plant and equipment	417	1,133	166	—	1,716
Depreciation and amortization	5,187	26,505	10,345	—	42,037
Foreign currency transaction (gain) loss	(808)	(1,242)	38	—	(2,012)
Amortization and write-off of deferred charges	1,698	—	—	—	1,698
(Recovery of) provision for doubtful accounts	—	(727)	227	—	(500)
Inventory reserves	—	5,866	—	—	5,866
Deferred income taxes	—	11,253	(166)	—	11,087
Excess income tax benefit from exercise of stock options	(2,356)	—	—	—	(2,356)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(6,133)	1,678	—	(4,455)
Inventories	—	(17,346)	(7,348)	—	(24,694)
Prepaid expenses and other current assets	—	16,448	277	—	16,725
Other assets	—	(433)	—	—	(433)
Accounts payable	—	15,007	(1,332)	—	13,675
Accrued expenses and other liabilities	—	3,552	(14,926)	—	(11,374)
Net cash (used in) provided by operating activities	(25,722)	182,019	50,118	—	206,415
Cash flows from investing activities:
Intercompany accounts	146,560	(158,953)	12,393	—	—
Purchase of property, plant and equipment	(2,584)	(39,343)	—	—	(41,927)
Proceeds from sale of property, plant and equipment	85	12	—	—	97
Purchase of available-for-sale investments	(374,869)	—	—	—	(374,869)
Proceeds from sale of available-for-sale investments	239,603	—	—	—	239,603
Cash paid for acquisitions, net of cash acquired	(37,005)	—	—	—	(37,005)
Restricted cash	—	—	(18,698)	—	(18,698)
Net cash used in investing activities	(28,210)	(198,284)	(6,305)	—	(232,799)
Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(520)	(132)	—	—	(652)
Payments for financing fees	(1,649)	—	—	—	(1,649)
Excess income tax benefit from exercise of stock options	2,356	—	—	—	2,356
Proceeds from stock options exercised	892	—	—	—	892
Net cash provided by (used in) financing activities	1,079	(132)	—	—	947
Effect of exchange rate changes on cash and cash equivalents	808	1,781	1,795	—	4,384
Net (decrease) increase in cash and cash equivalents	(52,045)	(14,616)	45,608	—	(21,053)
Cash and cash equivalents at beginning of period	59,966	9,385	20,454	—	89,805
Cash and cash equivalents at end of period	$7,921	$(5,231)	$66,062	$—	$68,752

NBTY, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended June 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$74,122	$51,109	$63,884	$(114,993)	$74,122
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(114,993)	—	—	114,993	—
Impairments and disposals of property, plant and equipment	—	2,509	1,174	—	3,683
Depreciation and amortization	5,511	23,766	12,707	—	41,984
Foreign currency transaction loss	3	1,615	395	—	2,013
Amortization and write-off of deferred charges	3,919	—	—	—	3,919
Gain on extinguishment of debt	(425)	—	—	—	(425)
Gain on settlement of interest rate swap	(353)	—	—	—	(353)
Impairment on trademark	—	10,450	—	—	10,450
Provision for allowance for doubtful accounts	—	478	471	—	949
Inventory reserves	—	(195)	443	—	248
Tax benefit from exercise of stock options	(15)	—	—	—	(15)
Deferred income taxes	70	2,978	1,064	—	4,112
Changes in operating assets and liabilities:
Accounts receivable	—	(13,735)	(938)	5,911	(8,762)
Inventories	—	109,767	9,662	—	119,429
Prepaid expenses and other current assets	—	21,134	(3,867)	—	17,267
Other assets	—	344	—	—	344
Accounts payable	—	(2,030)	4,649	—	2,619
Accrued expenses and other liabilities	29,844	(4,643)	(22,415)	(5,911)	(3,125)
Net cash (used in) provided by operating activities	(2,317)	203,547	67,229	—	268,459
Cash flows from investing activities:
Intercompany accounts	227,152	(187,671)	(39,481)	—	—
Purchase of property, plant and equipment	(2,567)	(19,323)	(4,907)	—	(26,797)
Proceeds from sale of property, plant and equipment	—	—	102	—	102
Proceeds from sale of available-for-sale marketable securities	39,900	—	—	—	39,900
Purchase price settlements, net	—	—	1,845	—	1,845
Purchase of intangible assets	(150)	—	(283)	—	(433)
Net cash provided by (used in) investing activities	264,335	(206,994)	(42,724)	—	14,617
Cash flows from financing activities:
Principal payments under long-term debt agreements	(276,494)	—	—	—	(276,494)
Principal payments under the Revolving Credit Facility	(11,000)	—	—	—	(11,000)
Proceeds from borrowings under the Revolving Credit Facility	5,000	—	—	—	5,000
Proceeds from settlement of interest rate swap	353	—	—	—	353
Tax benefit from exercise of stock options	15	—	—	—	15
Proceeds from stock options exercised	65	—	—	—	65
Net cash used in financing activities	(282,061)	—	—	—	(282,061)
Effect of exchange rate changes on cash and cash equivalents	239	—	1,163	—	1,402
Net (decrease) increase in cash and cash equivalents	(19,804)	(3,447)	25,668	—	2,417
Cash and cash equivalents at beginning of period	28,028	(2,085)	41,339	—	67,282
Cash and cash equivalents at end of period	$8,224	$(5,532)	$67,007	$—	$69,699

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

•       introduction of, and compliance with, new federal, state, local or foreign legislation or regulation, or adverse determinations by regulators anywhere in the world (including the banning of products) and, more particularly, good manufacturing practices and section 404 requirements of the Sarbanes-Oxley Act of 2002 in the United States, and the food supplements directive and traditional herbal medicinal products directive in Europe;

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

•       North American Retail—This segment generates revenue through its 460 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its Canadian operation of 85 owned and operated Le Naturiste stores.

•       European Retail—This segment generates revenue through its 504 Holland & Barrett stores, 31 GNC stores in the UK, 69 DeTuinen stores in the Netherlands and 19 Nature’s Way stores in Ireland. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

•       Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phoning customer service representatives in New York, Illinois or the United Kingdom.

Recent Acquisitions

On October 2, 2006 we acquired 100% of the stock of Zila Nutraceuticals, Inc., a subsidiary of Zila, Inc., for $37,500 in cash and up to a $3,000 contingent cash payment which is based upon the EBITDA performance of this acquisition during the one-year period following the closing. Once acquired, we changed the name of Zila Nutraceuticals, Inc. to The Ester-C Company (“Ester-C”). Ester-C manufactures and markets Ester-C®, which is known throughout multiple markets including health food stores and mass market retailers. This acquisition represents an opportunity for us to enhance our presence in key markets.  We continue to evaluate acquisition opportunities across the industry and around the world.

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

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006:

	Net Sales by Segment Three months ended June 30,
	2007		2006		Comparison 2007 vs. 2006
Segment	Net Sales	% of total	Net Sales	% of total	% change	% change
Wholesale / US Nutrition	$248,177	49.3%	$227,361	47.8%	$20,816	9.2%
North American Retail	55,666	11.1%	57,987	12.2%	(2,321)	-4.0%
European Retail	152,688	30.3%	140,453	29.6%	12,235	8.7%
Direct Response / E-Commerce	46,837	9.3%	49,496	10.4%	(2,659)	-5.4%
Net sales	$503,368	100.0%	$475,297	100.0%	$28,071	5.9%

	Gross Profit by Segment Three months ended June 30,
	2007		2006		Comparison 2007 vs. 2006
Segment	Gross Profit	% of sales	Gross Profit	% of sales	$ change	% change
Wholesale / US Nutrition	$105,038	42.3%	$69,529	30.6%	$35,509	51.1%
North American Retail	32,816	59.0%	34,318	59.2%	(1,502)	-4.4%
European Retail	97,306	63.7%	86,438	61.5%	10,868	12.6%
Direct Response / E-Commerce	27,611	59.0%	28,418	57.4%	(807)	-2.8%
Gross Profit	$262,771	52.2%	$218,703	46.0%	$44,068	20.1%

Net Sales

Net sales by segment for the three months ended June 30, 2007 as compared with the prior comparable period were as follows:

Wholesale / US Nutrition

Net sales for the Wholesale / US Nutrition segment increased $20,816 or 9.2% to $248,177 for the three months ended June 30, 2007. This increase was primarily due to increased distribution to existing customers, new product introductions and promotions. Some of the major brands in this segment include Nature’s Bounty, Solgar, Osteo Bi-Flex and Rexall. We continue to adjust shelf space allocation between the US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition’s position in the mass market. US Nutrition continues to leverage valuable consumer sales information obtained from our Vitamin World retail stores and Puritan’s Pride direct-response/e-commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales.

Product returns were $5,350 or 2.2% of net sales for the three months ended June 30, 2007 as compared to $4,942 or 2.2% of net sales for the prior comparable period. The product returns for the three months ended June 30, 2007 and 2006 are mainly attributable to returns in the ordinary course of business.

NBTY, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

We expect sales returns relating to normal business operations to trend at approximately 2% of Wholesale net sales.

For the three months ended June 30, 2007, one customer of the Wholesale / US Nutrition division represented, individually, more than 10% of the Wholesale / US Nutrition segment’s net sales. For the three months ended June 30, 2006, two customers of the Wholesale / US Nutrition division represented, individually, more than 10% of the Wholesale / US Nutrition segment’s net sales. While no one customer represented individually more than 10% of the Company’s consolidated net sales, the loss of any one of our major customers would have a material adverse effect on the Wholesale / US Nutrition segment if the Company is unable to replace such customer(s).

North American Retail

Net sales for this segment decreased $2,321 or 4.0% to $55,666 for the three months ended June 30, 2007. This decrease was primarily due to a reduction of 24 Vitamin World stores operating at the end of the three months ended June 30, 2007 as compared to the prior comparable period. Same store sales for stores open more than one year were unchanged. Additionally, the number of customers in the Savings Passport Program, a customer loyalty program, increased approximately 0.8 million to 6.9 million customers at June 30, 2007, as compared to 6.1 million customers at the end of the prior comparable period.  The Savings Passport Card is used to increase customer traffic and provide incentives for customers to purchase at Vitamin World. It is also an additional tool we utilize to track customer preferences and purchasing trends. During the three months ended June 30, 2007, we closed two under-performing Vitamin World stores and we anticipate that approximately three under-performing stores will be closed during the remainder of the fiscal year.

The following is a summary of North American Retail store activity for the three months ended June 30, 2007 and 2006:

	Three months ended June 30,
North American Retail stores:	2007	2006
Vitamin World
Open at beginning of the period	462	507
Opened during the period	—	3
Closed during the period	(2)	(26)
Open at end of the period	460	484
Le Naturiste
Company-owned stores
Open at beginning of the period	88	97
Opened during the period	—	1
Closed during the period	(3)	(2)
Open at end of the period	85	96
Franchised stores
Open at beginning of the period	—	3
Opened during the period	—	—
Closed during the period	—	(1)
Open at end of the period	—	2

NBTY, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

European Retail

The increase in net sales for this segment is the result of favorable foreign currency translation. Due in part to the difficult retail environment in the U.K., local currency same store sales for stores open more than one year essentially remained unchanged from the prior like period. Same store sales in U.S. dollars increased 7.7% or $10,789 as compared to the prior comparable period. The European Retail division continues to leverage its premier status, high street locations and brand awareness to achieve these results.

The following is a summary of European Retail store activity for the three months ended June 30, 2007 and 2006:

	Three months ended June 30,
European Retail stores:	2007	2006
Company-owned stores
Open at beginning of the period	598	591
Opened during the period	3	3
Closed during the period	—	—
Open at end of the period	601	594
Franchised stores
Open at beginning of the period	22	21
Opened during the period	—	1
Closed during the period	—	—
Open at end of the period	22	22

NBTY, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

Direct Response / E-Commerce

Direct Response / E-Commerce net sales decreased $2,659 or 5.4% to $46,837 for the three months ended June 30, 2007. This decrease is primarily due to the decreased number and type of promotions that ran during the period as compared to the prior comparable period. For the quarter ended June 30, 2007, Puritan’s Pride received 3% less orders than in the prior comparable period. In addition, the average order size decreased approximately 12% as compared to the prior comparable period. On-line net sales comprised 38.4% of this segment’s net sales for the three months ended June 30, 2007. We remain the leader in the direct response and e-commerce sectors and continue to increase the number of products available via our catalog and websites. Puritan’s Pride continues to vary its promotional strategy throughout the fiscal year and as such, its historical results reflect this pattern and should be viewed on an annual, and not quarterly, basis.

Gross Profit

The Wholesale / US Nutrition segment’s gross profit as a percentage of net sales increased to 42.3% for the three months ended June 30, 2007 from the prior comparable period of 30.6% principally as a result of greater efficiencies generated in manufacturing and supply chain management brought about by economies of scale and changes in product mix. In addition, gross profit percentage increases were realized across substantially all wholesale categories.

The increase in the European Retail segment’s gross profit is the result of favorable foreign currency translation. In local currency the segment’s gross profit was relatively unchanged from the prior comparable period.

The decrease in gross profit dollars in both the North American Retail and Direct Response segments primarily reflect lower sales volumes in these segments. In addition, the timing of discounting of products and changes in the promotional programs in effect this period as compared to the prior comparable period affected the gross margins.

Advertising, Promotion and Catalog Expenses

Total advertising, promotion and catalog expenses by segment for the three months ended June 30, 2007 as compared with the prior comparable period were as follows:

	Three months ended		Dollar	Percentage
	June 30,		Change	Change
	2007	2006	2007 vs. 2006	2007 vs. 2006
Wholesale / US Nutrition	$18,515	$16,979	$1,536	9%
North American Retail	2,457	2,396	61	3%
European Retail	3,284	3,656	(372)	-10%
Direct Response / E-Commerce	3,858	4,996	(1,138)	-23%
Corporate	154	85	69	81%
Total	$28,268	$28,112	$156	1%
Percentage of net sales	5.6%	5.9%

NBTY, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

The increase in the Wholesale / US Nutrition segment’s advertising, promotions and catalogs is mainly due to the timing of advertising campaigns for some of our leading brands. In addition, Wholesale / US Nutrition segment’s increased advertising costs relates to the Ester-C brand, which was acquired during fiscal 2007. We create our own advertising materials through our in-house staff of advertising associates. In the U.K. and Ireland, both Holland & Barrett and Nature’s Way advertise on television and in national newspapers.  GNC (UK) and De Tuinen also advertise in newspapers. SISU advertises in trade journals and magazines.  The decrease in Direct Response’s advertising primarily relates to a shift in timing of advertising campaigns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses by segment for the three months ended June 30, 2007 as compared with the prior comparable period were as follows:

	Three months ended June 30,		Dollar Change	Percentage Change
	2007	2006	2007 vs. 2006	2007 vs. 2006
Wholesale / US Nutrition	$31,942	$29,374	$2,568	9%
North American Retail	30,405	29,808	597	2%
European Retail	57,459	50,014	7,445	15%
Direct Response / E-Commerce	11,966	11,311	655	6%
Corporate	25,712	23,448	2,264	10%
Total	$157,484	$143,955	$13,529	9%
Percentage of net sales	31.3%	30.3%

The Wholesale / US Nutrition’s selling, general and administrative expense increased primarily due to additional severance and bonus payments in the current quarter. The North American Retail’s selling, general and administrative expense included an increase of $415 in the asset impairment charges relating to certain under-performing Vitamin World stores as compared to the prior like period. The European Retail’s selling, general and administrative expense increased primarily due to foreign exchange translation.

NBTY, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

Interest Expense

Interest expense by debt category for the three months ended June 30, 2007 as compared with the prior comparable period was as follows:

	Three months ended June 30,		Dollar Change
Debt Category:	2007	2006	2007 vs. 2006
7 1/8% Senior subordinated notes due 2015 (“7 1/8% Notes”)	$3,384	$3,384	$—
Term loan C; fully repaid in April 2006	—	28	(28)
Term loan A; fully repaid in September 2006	—	907	(907)
Deferred financing fees	82	530	(448)
Capitalized interest	(186)	171	(357)
Other	539	438	101
Total interest expense	$3,819	$5,458	$(1,639)

Interest expense decreased primarily due to the elimination of interest and deferred financing fees on Term Loan A which was fully repaid in fiscal 2006.

Miscellaneous, net

The components of miscellaneous, net were as follows:

	Three months ended		Dollar
	June 30,		Change
	2007	2006	2007 vs. 2006
Foreign exchange gains / (losses)	$1,632	$(1,866)	$3,498
Rental income	219	205	14
Investment income	2,077	1,360	717
Other	(106)	83	(189)
Total	$3,822	$(218)	$4,040

Miscellaneous, net increased primarily due to the foreign exchange gains for the three months ended June 30, 2007 as compared to foreign exchange losses in the prior comparable period, as well as investment income on cash equivalents and short term investments.

NBTY, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

Provision for Income Taxes

Our income tax expense is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct our business, and our ability to utilize state tax credits that expire primarily between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended June 30, 2007 was 33.5%, compared to 27.0% in the prior comparable period. The fiscal year 2007 tax rate is lower than the statutory rate due to our decision to reinvest a portion of our foreign earnings in a lower tax jurisdiction, as well as our ability to partially utilize our prior year state and local investment tax credits. The fiscal year 2006 tax rate is lower than the statutory rate primarily due to the Foreign Earnings Repatriation (“FER”) provision in the American Jobs Creation Act of 2004.   During the three months ended June 30, 2006, we estimated and recorded an incremental benefit of $1,060 relative to the FER provision.

Nine months ended June 30, 2007 Compared to the Nine months ended June 30, 2006

	Net Sales by Segment
	Nine months ended June 30,
	2007		2006		Comparison 2007 vs. 2006
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale / US Nutrition	$739,874	48.7%	$667,662	47.3%	$72,212	10.8%
North American Retail	166,403	11.0%	178,110	12.6%	(11,707)	–6.6%
European Retail	465,208	30.6%	423,045	29.9%	42,163	10.0%
Direct Response / E-Commerce	146,580	9.7%	143,493	10.2%	3,087	2.2%
Net sales	$1,518,065	100.0%	$1,412,310	100.0%	$105,755	7.5%

	Gross Profit by Segment
	Nine months ended June 30,
	2007		2006		Comparison 2007 vs. 2006
Segment	Gross Profit	% of sales	Gross Profit	% of sales	$ change	% change
Wholesale / US Nutrition	$307,145	41.5%	$205,648	30.8%	$101,497	49.4%
North American Retail	98,918	59.4%	103,952	58.4%	(5,034)	–4.8%
European Retail	295,938	63.6%	262,870	62.1%	33,068	12.6%
Direct Response / E-Commerce	88,890	60.6%	86,166	60.0%	2,724	3.2%
Gross Profit	$790,891	52.1%	$658,636	46.6%	$132,255	20.1%

Net Sales

Net sales by segment for the nine months ended June 30, 2007 as compared with the prior comparable period were as follows:

Wholesale / US Nutrition

Net sales for the Wholesale / US Nutrition segment increased $72,212 or 10.8% to $739,874 for the nine months ended June 30, 2007. This increase was primarily due to increased distribution to existing customers, new product introductions and promotions. Some of the major brands in this segment include Nature’s Bounty, Solgar, Osteo Bi-Flex and Rexall. We continue to adjust shelf space allocation between

NBTY, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

the US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition’s position in the mass market. US Nutrition continues to leverage valuable consumer sales information obtained from our Vitamin World retail stores and Puritan’s Pride direct-response/e-commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales.

Product returns were $16,756 or 2.3% of net sales for the nine months ended June 30, 2007 as compared to $19,649 or 2.9% of net sales for the prior comparable period. The product returns for the nine months ended June 30, 2007 were mainly attributable to returns in the ordinary course of business. The product returns for the nine months ended June 30, 2006 were comprised of low carb related products as well as returns in the ordinary course of business. We expect sales returns relating to normal business operations to trend at approximately 2% of Wholesale net sales.

For the nine months ended June 30, 2007, one customer of the Wholesale / US Nutrition division represented, individually, more than 10% of the Wholesale / US Nutrition segment’s net sales. For the nine months ended June 30, 2006, two customers of the Wholesale / US Nutrition division represented, individually, more than 10% of the Wholesale / US Nutrition segment’s net sales. While no one customer represented individually more than 10% of the Company’s consolidated net sales, the loss of any one of our major customers would have a material adverse effect on the Wholesale / US Nutrition segment if the Company is unable to replace such customer(s).

North American Retail

Net sales for this segment decreased $11,707 or 6.6% to $166,403 for the nine months ended June 30, 2007. This decrease was primarily due to a reduction of 24 Vitamin World stores operating at the end of the nine months ended June 30, 2007 as compared to the prior comparable period. Same store sales for stores open more than one year decreased less than one percent. Additionally, the number of customers in the Savings Passport Program, a customer loyalty program, increased approximately 0.8 million to 6.9 million customers at June 30, 2007, as compared to 6.1 million customers at the end of the prior comparable period.  The Savings Passport Card is used to increase customer traffic and provide incentives for customers to purchase at Vitamin World. It is also an additional tool we utilize to track customer preferences and purchasing trends. During the nine months ended June 30, 2007, we closed 17 under-performing Vitamin World stores and we anticipate that approximately three under-performing stores will be closed during the remainder of the fiscal year.

NBTY, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

The following is a summary of North American Retail store activity for the nine months ended June 30, 2007 and 2006:

	Nine months ended June 30,
North American Retail stores:	2007	2006
Vitamin World
Open at beginning of the period	476	542
Opened during the period	1	8
Closed during the period	(17)	(66)
Open at end of the period	460	484
Le Naturiste
Company-owned stores
Open at beginning of the period	95	97
Opened during the period	—	2
Closed during the period	(10)	(3)
Open at end of the period	85	96
Franchised stores
Open at beginning of the period	1	4
Opened during the period	—	—
Closed during the period	(1)	(2)
Open at end of the period	—	2

European Retail

The increase in net sales for this segment is the result of favorable foreign currency translation. Due, in part, to the difficult retail environment, local currency same store sales for stores open more than one year essentially remained unchanged from the prior like period. Same store sales in U.S. dollars increased 8.7% or $36,452 as compared to the prior comparable period. The European Retail division continues to leverage its premier status, high street locations and brand awareness to achieve these results.

The following is a summary of European Retail store activity for the nine months ended June 30, 2007 and 2006:

	Nine months ended June 30,
European Retail stores:	2007	2006
Company-owned stores
Open at beginning of the period	596	591
Opened during the period	7	7
Closed during the period	(2)	(4)
Open at end of the period	601	594
Franchised stores
Open at beginning of the period	21	21
Opened during the period	1	1
Closed during the period	—	—
Open at end of the period	22	22

NBTY, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

Direct Response / E-Commerce

Direct Response / E-Commerce net sales, which includes both mail order and on-line net sales, increased $3,087 or 2.2% for the nine months ended June 30, 2007. This increase is primarily due to the increased number and type of promotions during the period as compared to the prior comparable period. As a result, Puritan’s Pride received 4.2% more orders than in the prior comparable period. This was offset by a decrease in the average order size of approximately 3.1% as compared to the prior comparable period. On-line net sales comprised 36.9% of this segment’s net sales for the nine months ended June 30, 2007. We remain the leader in the direct response and e-commerce sectors and continue to increase the number of products available via our catalog and websites. Puritan’s Pride continues to vary its promotional strategy throughout the fiscal year and as such, its historical results reflect this pattern and should be viewed on an annual, and not quarterly, basis.

Gross Profit

Gross profit as a percentage of net sales by segment for the nine months ended June 30, 2007 as compared to the prior comparable period was as follows:

The Wholesale / US Nutrition segment’s gross profit as a percentage of net sales increased to 41.5% for the nine months ended June 30, 2007 from the prior comparable period of 30.8% principally as a result of greater efficiencies generated in manufacturing and supply chain management brought about by economies of scale and changes in product mix. In addition, gross profit percentage increases were realized across substantially all wholesale categories.

The increase in the European Retail segment’s gross profit is primarily the result of favorable foreign currency translation. In local currency the segment’s gross profit decreased slightly from the prior comparable period.

The decrease in gross profit dollars in both the North American Retail segment primarily reflects lower sales volume which was partially offset by a small gross margin improvement. The increase in gross profit dollars in the Direct Response segment relates to the timing of discounting of products and changes in the promotional programs in effect this period as compared to the prior comparable period.

Advertising, Promotion and Catalog Expenses

Total advertising, promotion and catalog expenses by segment for the nine months ended June 30, 2007 as compared with the prior comparable period were as follows:

	Nine months ended		Dollar	Percentage
	June 30,		Change	Change
	2007	2006	2007 vs. 2006	2007 vs. 2006
Wholesale / US Nutrition	$59,018	$49,791	$9,227	19%
North American Retail	6,105	6,321	(216)	-3%
European Retail	9,745	10,149	(404)	-4%
Direct Response / E-Commerce	14,049	13,850	199	1%
Corporate	555	227	328	144%
Total	$89,472	$80,338	$9,134	11%
Percentage of net sales	5.9%	5.7%

NBTY, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

The increase in the Wholesale / US Nutrition’s advertising, promotions and catalogs expense is mainly attributable to the timing of advertising campaigns for some of our leading brands. In addition, increased costs relates to the Ester-C brand which was acquired during fiscal 2007. We create our own advertising materials through our in-house staff of advertising associates. In the U.K. and Ireland, both Holland & Barrett and Nature’s Way advertise on television and in national newspapers.  GNC (UK) and De Tuinen also advertise in newspapers. SISU advertises in trade journals and magazines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses by segment for the nine months ended June 30, 2007 as compared with the prior comparable period were as follows:

	Nine months ended June 30,		Dollar Change	Percentage Change
	2007	2006	2007 vs. 2006	2007 vs. 2006
Wholesale / US Nutrition	$95,209	$97,246	$(2,037)	-2%
North American Retail	90,787	97,498	(6,711)	-7%
European Retail	167,101	143,548	23,553	16%
Direct Response / E-Commerce	34,963	33,769	1,194	4%
Corporate	73,327	74,771	(1,444)	-2%
Total	$461,387	$446,832	$14,555	3%
Percentage of net sales	30.4%	31.6%

The decrease in the Wholesale / US Nutrition’s selling, general and administrative expense is primarily due to higher severance costs for the nine months ended June 30, 2006 and a decreased headcount for the nine months ended June 30, 2007 as compared to the prior comparable period.   The decrease in the North American Retail’s selling, general and administrative expense is primarily due to a decrease in salaries, rents and related lease expenses and depreciation of $3,788 as a result of fewer stores in operation during the nine months ended June 30, 2007 as compared to the prior like period. In addition, asset impairment charges relating to certain under-performing Vitamin World stores decreased $1,271 during the period as compared to the prior comparable period. The European Retail’s selling, general and administrative expense increased primarily due to foreign exchange translation of $10,831 and increased building and real estate tax expenses which is the result of an increase of eight stores in operation as compared to the prior like period.

Trademark Impairment

In March 2006, due to continued difficult market conditions, we decided to discontinue our Carb Solutions low-carb product line, which was acquired as part of the acquisition of Rexall Sundown in 2003. Accordingly, we wrote off the carrying value of the Carb Solutions trademarked brand of $10,450 during the nine months ended June 30, 2006.

NBTY, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

Interest Expense

Interest expense by debt category for the nine months ended June 30, 2007 as compared with the prior comparable period was as follows:

	Nine months ended June 30,		Dollar Change
	2007	2006	2007 vs. 2006
Debt Category:
8 5/8% Senior subordinated notes (“8 5/8% Notes”)	$—	$901	$(901)
7 1/8% Senior subordinated notes due 2015 (“7 1/8% Notes”)	10,153	10,826	(673)
Term loan C; fully repaid in April 2006	—	2,972	(2,972)
Term loan A; fully repaid in September 2006	—	3,176	(3,176)
Deferred financing fees	1,403	2,574	(1,171)
Capitalized interest	(402)	(810)	408
Other	1,882	1,769	113
Total interest expense	$13,036	$21,408	$(8,372)

Interest expense decreased primarily due to the elimination of interest and deferred financing fees on Term Loans A and C which were fully repaid in fiscal 2006. Included in the interest expense for the nine months ended June 30, 2007 is the write off of deferred finance fees of $1,125 associated with the termination of our prior credit agreement. Included in the interest expense for the nine months ended June 30, 2006 are deferred finance fees of $1,748 associated with Term Loan C primarily due to advanced principal payments during the nine months ended June 30, 2006.  Also, included in the interest expense for the nine months ended June 30, 2006 is the write off of deferred finance fees and bond amortization associated with our redemption of our 8 5/8% Notes.

Miscellaneous, net

The components of miscellaneous, net were as follows:

	Nine months ended		Dollar
	June 30,		Change
	2007	2006	2007 vs. 2006
Foreign exchange gains / (losses)	$2,012	$(1,885)	$3,897
Rental income	589	540	49
Investment income	3,995	2,430	1,565
Other	872	843	29
Total	$7,468	$1,928	$5,540

Miscellaneous, net increased primarily due to the foreign exchange gains for the nine months ended June 30, 2007 as compared to foreign exchange losses in the prior comparable period, as well as investment income on cash equivalents and short term investments.

NBTY, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

Provision for Income Taxes

Our income tax expense is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct our business, and our ability to utilize state tax credits that expire primarily between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the nine months ended June 30, 2007 was 32.0%, compared to 27.0% in the prior comparable period. The fiscal year 2007 tax rate is lower than the statutory rate due to our decision to reinvest a portion of our foreign earnings in a lower tax jurisdiction, as well as our ability to partially utilize our prior year state and local investment tax credits. The fiscal year 2006 tax rate is lower than the statutory rate primarily due to the Foreign Earnings Repatriation (“FER”) provision in the American Jobs Creation Act of 2004. During the nine months ended June 30, 2006, we estimated and recorded an incremental benefit of $5,802 relative to the FER provision.

Seasonality

Although we believe that our business is not seasonal in nature, historically, we have experienced, and expect to continue to experience, a substantial variation in our net sales and operating results from quarter to quarter. We believe that the factors that influence this variability of quarterly results include general economic and industry conditions affecting consumer spending, changing consumer demands and current news on nutritional supplements, the timing of our introduction of new products, promotional program incentives offered to customers, the timing of catalog promotions, the level of consumer acceptance of new products and actions of competitors. Accordingly, a comparison of our results of operations from consecutive periods is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future performance. Additionally, we may experience higher net sales in a quarter depending upon when we have engaged in significant promotional activities.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and a $325,000 revolving credit facility, which has not yet been drawn upon. The facility provides for revolving credit loans in the aggregate principal amount of up to $325,000 to be used for (a) the repayment of all obligations outstanding under our prior credit agreement (which consisted solely of commitment fees since we had previously repaid all amounts borrowed under the prior credit agreement), (b) working capital and other general corporate purposes, and (c) acquisitions. In connection with the revolving credit facility, our prior credit agreement was terminated. We have used cash to finance working capital, facility expansions, acquisitions, capital expenditures and debt service requirements. We anticipate these uses will continue to be our principal uses of cash in the future.

NBTY, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

The following table sets forth, for the periods indicated, cash balances, short-term investments and working capital:

	As of	As of
	June 30,	September 30,
	2007	2006
Cash and cash equivalents at end of the period	$68,752	$89,805
Cash and cash equivalents held by foreign subsidiaries	$66,062	$20,454
Investments (short-term)	$135,266	$—
Working capital	$551,515	$391,713

The following table sets forth, for the period indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	For the nine months
	ended June 30,
	2007	2006
Cash flow provided by operating activities	$206,415	$268,459
Cash flow (used in) provided by investing activities	$(232,799)	$14,617
Cash flow provided by (used in) financing activities	$947	$(282,061)
Inventory turnover	2.61	2.37
Days sales outstanding in accounts receivable	38	39

We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. Cash and cash equivalents held by our foreign subsidiaries are subject to U.S. income taxes upon repatriation to the U.S. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law. However, during fiscal 2007 we expect to reinvest a portion of our foreign earnings in a lower tax jurisdiction.

The increase in working capital of $159,802 as compared to September 30, 2006 was primarily due to cash flows from operations for the nine months ended June 30, 2007. The annualized inventory turnover rate was approximately 2.61 times during the current period ended June 30, 2007. This increased turnover rate, as compared to 2.37 during the prior like period, is primarily due to increased sales as compared to the prior comparable period.  The increase in inventory reflects our ongoing efforts to maintain a sufficient supply of product to respond to our increased sales levels, as well as the effect of our acquisition of Ester-C and the impact of foreign currency translation. Accounts receivable increased due to increased wholesale sales. The annualized number of average days sales outstanding (on wholesale net sales) at June 30, 2007 was 38 days.

Cash provided by operating activities during the nine month period ended June 30, 2007 was mainly attributable to net income (excluding non-cash charges) and changes in operating assets and liabilities.

During the nine month period ended June 30, 2007, cash flows used in investing activities consisted primarily of net purchases of auction rate securities, purchases of property, plant and equipment, cash paid in connection with the acquisition of Ester-C and cash held as collateral.

NBTY, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

For the nine month period ended June 30, 2007 cash flows provided by financing activities related to proceeds and tax benefit from the exercise of stock options offset by payments for financing fees in connection with our revolving credit facility, principal payments under long-term debt agreements and principal payments under capital lease obligations.

We believe our cash generated from operations, as well as our borrowings available under our $325,000 revolving credit facility, will be sufficient to fund our operations and meet our cash requirements to satisfy our working capital needs, capital expenditure needs, outstanding commitments, and other liquidity requirements associated with our existing operations over the next 18 to 24 months. Our ability to fund these requirements and comply with financial covenants under our debt agreements will depend on our future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. In addition, as part of our strategy, we may pursue acquisitions and investments that are complementary to our business. Any material future acquisitions or investments will likely require additional capital and therefore, we cannot predict or assure that additional funds from existing sources will be sufficient for such future events.

Debt Agreements

At June 30, 2007, we maintained a revolving credit facility (“the facility”) of up to $325,000 to be used for (a) the repayment of all obligations outstanding under our prior credit agreement (which consisted solely of commitment fees since we had previously repaid all amounts borrowed under the prior credit agreement), (b) working capital and other general corporate purposes, and (c) acquisitions. In connection with the facility, our prior credit agreement was terminated. At June 30, 2007, there were no borrowings outstanding under the facility.

Virtually all of our assets are collateralized under the facility. Under the facility, we are obligated to maintain various financial ratios and covenants must be met, including, but not limited to, a minimum consolidated interest coverage ratio and a maximum leverage ratio. The specific covenants and related definitions can be found in the facility, which has been previously filed with the Securities and Exchange Commission.  Adjusted EBITDA, which is a factor utilized in calculating covenant ratios, is defined as net income, excluding the aggregate amount of all non-cash losses reducing net income (excluding any non-cash losses that results in an accrual of a reserve for cash charges in any future period and the reversal thereof), plus interest, taxes, depreciation and amortization. We are required to pay a commitment fee on the unused portion of the facility, which varies between .20% and .375% per annum, depending on our ratio of consolidated indebtedness to consolidated Adjusted EBITDA.

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

In September 2005, we issued 10-year 7 1/8% Senior Subordinated Notes due 2015 in the aggregate principal amount of $200,000 (the “7 1/8% Notes”). During fiscal 2006, we purchased, on the open market, $10,000 face value of the 7 1/8% Notes for $9,575. The 7 1/8% Notes are uncollaterized and subordinated in right of payment for all existing and future indebtedness. The 7 1/8% Notes are subject to redemption, at our

NBTY, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

option, in whole or in part, at any time on or after October 1, 2010, and prior to maturity at certain fixed redemption prices plus accrued interest. In addition, on or prior to October 1, 2008, we may redeem in the aggregate up to 35% of the 7 1/8% Notes with the net cash proceeds received by us from certain types of equity offerings, at a redemption value equal to 107.125% of the principal amount plus accrued interest, provided that at least 65% of the aggregate principal amount of notes remain outstanding immediately after any such redemption. The notes do not have any sinking fund requirements. Interest is paid semi-annually on every April 1st and October 1st at the rate of 7 1/8% per annum. Interest payments relating to such debt is $13,538 per annum, after the extinguishment of $10,000 face value of these notes in March 2006.

Our revolving credit facility and the indenture governing the 7 1/8%  Notes (“Indenture”) impose certain restrictions regarding capital expenditures and limit our ability to do any of the following: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay dividends or distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions are subject to certain limitations and exclusions.

In addition, a default under certain covenants in the Indenture and the facility, respectively, could result in the acceleration of our payment obligations under the facility and the Indenture, as the case may be, and, under certain circumstances, in cross-defaults under other debt obligations. These defaults may have a negative effect on our liquidity.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements. For additional information relating to certain contractual cash obligations see below.

Contractual Cash Obligations and Other Commercial Commitments

A summary of contractual cash obligations and other commercial commitments at June 30, 2007 was as follows:

	Payments Due By Period
		Less Than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt, excluding interest	$210,930	$946	$20,861	$585	$188,538
Interest	113,717	14,811	27,812	27,097	43,997
Operating leases	504,515	94,097	148,360	100,694	161,364
Purchase commitments	93,539	93,539
Capital commitments	6,206	6,206
Employment and consulting agreements	2,943	2,943
Total contractual cash obligations	$931,850	$212,542	$197,033	$128,376	$393,899

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

We were committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $93,539 at June 30, 2007. Such purchase commitments are generally cancelable at our discretion until the order has been shipped, but require repayment of all expenses incurred through the date of cancellation. During the nine months ended June 30, 2007 no one supplier individually represented greater than 10% of our raw material purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations.

We had approximately $6,206 in open capital commitments at June 30, 2007, primarily related to manufacturing equipment as well as to computer hardware and software.

We have employment agreements with two of our executive officers. The agreements, entered into in October 2002, each have a term of five years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and change in control of the Company. The remaining commitment for compensation to these two officers as of June 30, 2007 was approximately $971. In addition, five members of Holland & Barrett’s senior executive staff have service contracts terminable by us upon twelve months notice. The annual aggregate commitment for such H&B executive staff as of June 30, 2007 was approximately $1,747.

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

We have a mandatory retirement age policy that applies to each member of the Board of Directors, other than Mr. Arthur Rudolph, our founder. Under this superannuation policy, no person who has reached the age of 73 can stand for election to the Board. Each Board member who has served on the Board for at least 15 years and who retires from the Board solely as a result of this superannuation policy will continue to receive the annual Board retainer in effect at the time of such retirement until the earlier of the tenth anniversary of their retirement or their death. As a result of this policy, we are currently making payments to three former Directors totaling $190 per year.

We have grown our business through acquisitions, and expect to continue seeking to acquire entities in similar or complementary businesses. Such acquisitions are likely to require the incurrence and/or assumption of indebtedness and/or obligations, the issuance of equity securities or some combination thereof. In addition, we may from time to time determine to sell or otherwise dispose of certain of our existing assets or businesses; we cannot predict if any such transactions will be consummated, nor the terms or forms of consideration which might be required in any such transactions.

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

Financial Covenants and Credit Rating

Our credit arrangements impose certain restrictions regarding capital expenditures and limit our ability to: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. We are in compliance with all covenants under our credit arrangements at June 30, 2007.

At June 30, 2007, credit ratings were as follows:

Credit Rating Agency	7 1/8% Notes	Overall
Standard and Poors	B+	BB
Moody’s	Ba3	Ba2

At June 30, 2007, our revolving credit facility has not yet been rated.

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

NBTY, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We will adopt SFAS 157 on October 1, 2008. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in tax positions and requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We will adopt the provisions of FIN 48 on October 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 in our financial statements. We do not anticipate the adoption will have a significant impact on our consolidated financial position or results of operations.

NBTY, Inc. and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Dollars and shares in thousands)

Quantitative and Qualitative Disclosures About Market Risk

We are subject to currency fluctuations, primarily with respect to the British Pound, the Euro and the Canadian dollar, and interest rate risks that arise from normal business operations. We regularly assess these risks. As of June 30, 2007, we had not entered into any hedging transactions.

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

The U.S. dollar volume of net sales denominated in foreign currencies was approximately $538,549, or 35.5% of total net sales, for the nine months ended June 30, 2007. A majority of our foreign currency exposure is denominated in the British Pound. During the nine months ended June 30, 2007, the U.S. dollar weakened approximately 10% against the British Pound, as compared to the prior comparable period, resulting in an increase in net sales of approximately $46,179 and an increase in operating income of approximately $9,921 for the nine months ended June 30, 2007. The related impact on basic and diluted earnings per share was approximately $0.10 for the nine months ended June 30, 2007.

We believe that a significant fluctuation in interest rates in the near future will not have a material impact on our consolidated financial statements, since we had no variable rate debt outstanding at June 30, 2007. To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments.

We are exposed to changes in interest rates on our floating rate revolving credit facility. However, at June 30, 2007 we had no borrowings outstanding under this facility. Therefore, a hypothetical 10% change in interest rates would not have a material effect on our consolidated pretax income or cash flow.

The 7 1/8% Senior Subordinated Notes had a fair value at June 30, 2007, based on then quoted market prices, of $190,950. At June 30, 2007, based solely on a hypothetical 10% change in interest rates related to our fixed rate Notes, we estimate that the hypothetical fair value of our fixed rate debt would have changed approximately $6,000. We believe that the carrying value of all of our other financial instruments approximates fair value due to their short maturities and variable interest rates.

NBTY, Inc. and Subsidiaries

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded, based on their respective evaluations as of the end of the period covered by this Report, that our disclosure controls and procedures are effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Shareholder Litigation—Class Actions Settlement Agreed Upon; Awaiting Court Approval

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

Following a mediation on February 15, 2007, the parties agreed to a proposed settlement of the class action claims. Under the terms of the proposed settlement, all the class action claims will be dismissed with prejudice and a full release will be given to the Company and its officers and directors, including all defendants named in the consolidated actions. The total amount to be paid to the Class in settlement of the claims will be paid entirely by our directors’ and officers’ liability insurers. In the settlement, we and the individual defendants deny any violation of law, and have agreed to the settlement to eliminate the uncertainties, distractions and expense of further litigation. On April 17, 2007, the lead plaintiff filed with the Court the proposed settlement, as well as an application for its preliminary approval, for notice to the Class, and for a settlement hearing. The Court granted preliminary approval to the settlement on May 2, 2007, directed that notice be given by mail and publication to the Class, and scheduled a settlement hearing for August 9, 2007. The Court had also directed that any objections to the settlement and any requests to opt-out from the Class must be served and filed by July 19, 2007. No objections to the settlement and no requests to opt-out from the Class have been received to date.

NBTY, Inc. and Subsidiaries

Item 1. Legal Proceedings (Continued)

A purported shareholder of the Company delivered a demand in July 2004 that our board of directors commence a civil action against certain of our officers and directors based on certain of the allegations described above. Our board of directors, based on the investigation and recommendation of a special committee of the Board, determined not to commence any such lawsuit. On or about April 28, 2005, a state court derivative action was filed in the Supreme Court of the State of New York, Suffolk County, by this purported shareholder alleging wrongful rejection of his demand and breaches of fiduciary duties by some of our individual directors and officers. We are named as a nominal defendant. This derivative complaint is predicated upon the same allegations as a previously-dismissed Eastern District consolidated derivative action. Along with the named officers and directors, we filed a motion to dismiss. On January 3, 2007, the Court directed plaintiff to serve and file within 90 days an amended complaint with allegations sufficient to cure deficiencies in plaintiff’s prior complaint, observing that plaintiff could not have satisfied the requirements to state a claim under Delaware law at the time plaintiff originally filed the derivative complaint. Plaintiff filed a motion to compel discovery from the defendants and the Company prior to filing an amended pleading, and we, together with the defendants, filed a cross-motion for a protective order that plaintiff is not entitled to such discovery. Those motions were initially addressed by the Court on May 23, 2007 and were adjourned to September 6, 2007. Despite the pendency of those motions, Plaintiff filed an amended complaint on April 20, 2007. Defendants moved to dismiss the amended complaint for failure to state a claim. Plaintiff has not yet submitted opposition to that motion, and the Court has not yet set a date to hear that motion.

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

NBTY, Inc. and Subsidiaries

Item 1A. Risk Factors

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under part 1—“Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2006, which could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our Form 10-K for the year ended September 30, 2006 are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition operating results or cash flows. Since September 30, 2006, there have been no significant changes relating to risk factors.

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

NBTY, Inc. and Subsidiaries
Item 6. Exhibits (Continued)

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

NBTY, INC.
(Registrant)
Date: August 6, 2007	By:	/s/ SCOTT RUDOLPH
Scott Rudolph
Chairman and Chief Executive Officer
(Principal Executive Officer)
Date: August 6, 2007	By:	/s/ HARVEY KAMIL
Harvey Kamil
President and Chief Financial Officer
(Principal Financial and Accounting Officer)