Form 10-K
period 2007-09-30
NBTY INC
filed 2007-11-27
CIK 70793

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2007.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 001-31788

NBTY, Inc.
(Exact name of registrant as specified in charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-2228617 (I.R.S. Employer Identification No.)
90 Orville Drive Bohemia, New York (Address of principal executive offices)	11716 (Zip Code)
(631) 567-9500 (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.008 per share	New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒    No ☐

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐    No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒    Accelerated Filer ☐    Non-Accelerated Filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act rule 12b-2).

Yes ☐    No ☒

        The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of March 31, 2007 was approximately $3,065,555,000. The Registrant has no non-voting common equity. For purposes of the foregoing calculation only, all directors, executive officers and the Employee Stock Ownership Plan have been deemed affiliates of the registrant. The number of shares of Common Stock of the Registrant outstanding at November 21, 2007 was approximately 66,822,000.

DOCUMENTS INCORPORATED BY REFERENCE.

        Portions of the Registrant's definitive proxy statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Registrant's fiscal year ended September 30, 2007, are incorporated by reference into Part III hereof.

NBTY, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007
TABLE OF CONTENTS

i

ii

PART I

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

  •
  unavailability of, or inability to consummate, advantageous acquisitions in the future, including those that may be subject to bankruptcy court approval, or our inability to integrate acquisitions into the mainstream of our business;

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

  •
  our ability to implement our business strategy successfully;

  •
  our inability to manage our retail, wholesale, manufacturing and other operations efficiently;

  •
  consumer acceptance of our products due to adverse publicity regarding nutritional supplements;

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

  •
  our inability to secure favorable new sites for, and delays in opening, new retail and manufacturing locations;

  •
  introduction of, and compliance with, new federal, state, local or foreign legislation or regulation, or adverse determinations by regulators anywhere in the world (including the banning of products) and, more particularly, Good Manufacturing Practices in the United States, the Food Supplements Directive and Traditional Herbal Medicinal Products Directive in Europe and Section 404 requirements of the Sarbanes-Oxley Act of 2002;

  •
  the mix of our products and the profit margins thereon;

  •
  the availability and pricing of raw materials;

  •
  risk factors discussed elsewhere in this annual report;

  •
  adverse effects on us of increased energy prices and potentially reduced traffic flow to our retail locations;

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

Item 1.    Business

General

        NBTY, Inc. (together with its subsidiaries, the "Company," "NBTY," "we," or "us") is a leading global vertically integrated manufacturer, marketer and retailer of a broad line of high quality, value-priced nutritional supplements in the United States and throughout the world. We market approximately 22,000 products under numerous brands, including Nature's Bounty®, Vitamin World®, Puritan's Pride®, Holland & Barrett®, Rexall®, Osteo-Bi-Flex®, Flex-a-min®, Knox®, Sundown®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®, DeTuinen®, Le Naturiste™, SISU®, Solgar® and Ester-C®. Our vertical integration includes the purchase of raw materials, formulation and manufacture of products, which we then market through the following four channels of distribution:

  •
  Wholesale/US Nutrition—distributes products under various brand names, each targeting specific market groups that include wholesalers, distributors, food, drug and mass merchandisers, pharmacies, health food stores, bulk and international customers;

  •
  North American Retail—operations include 457 Vitamin World stores selling proprietary brand and third-party products in the United States and our Canadian operation of 80 Le Naturiste stores;

  •
  European Retail—operations include 507 Holland & Barrett stores and 31 GNC stores in the UK, 69 DeTuinen stores in the Netherlands and 19 Nature's Way stores in Ireland selling proprietary brand and third-party products; and

  •
  Direct Response/E-Commerce—operations include the sale of proprietary brand and third-party products primarily through mail order catalog and the internet.

        At September 30, 2007, we manufactured approximately 90% of the nutritional supplements we sold.

        The Company was incorporated in Delaware in 1979 under the name Nature's Bounty, Inc. On March 26, 1995, we changed our name to NBTY, Inc. Our principal executive offices are at 90 Orville Drive, Bohemia, New York 11716, our telephone number is (631) 567-9500, and our website is www.nbty.com. Our UK subsidiary, NBTY Europe, has its principal executive offices in Nuneaton, UK, and our Dutch subsidiary, De Tuinen, B.V., has its principal executive offices in Beverwijk, Netherlands.

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

Business Strategy

        The Company targets the growing number of value-conscious consumers by offering high-quality products at a value price. Our objectives are to increase sales, improve manufacturing efficiencies, increase profitability and strengthen our market position through the following key strategies:

        Expand Existing Channels of Distribution.    We plan to continue expanding and improving our existing channels of distribution through aggressive marketing and synergistic acquisitions, to the extent available on terms acceptable to us, to increase our sales and profitability and enhance our overall market share. Specific plans to expand channels of distribution include the following:

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

  •
  Increase Retail Sales and Profitability in North America.    We intend to continue focusing on the development of a nationwide chain of profitable retail stores in the United States and Canada. To that end, at September 30, 2007, we operated 457 Vitamin World and Nutrition Warehouse retail stores in regional and outlet malls throughout the United States, and 80 Le Naturiste retail stores throughout Quebec, Canada. During fiscal 2007, we opened one Vitamin World store and closed 20 underperforming Vitamin World stores. As a result, as of September 30, 2007, we operated 19 fewer Vitamin World stores and 16 fewer Le Naturiste stores than in the fiscal year ended September 30, 2006. Although we plan to open between 10 and 12 new stores during the 2008 fiscal year, we may close up to 20 existing Vitamin World and Le Naturiste stores during that time. There are 71 Vitamin World retail store leases due to expire during the 2008 fiscal year, and, in an effort to improve profitability, any store whose lease cannot be renegotiated on favorable terms may be closed when its lease expires. We maintain our Savings

    Passport Card, a customer loyalty program that we believe increases customer traffic and provides incentives to purchase at Vitamin World stores. The Savings Passport Card also helps us track customer preferences and purchasing trends. At the end of fiscal 2007, we had approximately 8,000,000 (eight million) Savings Passport Card members. In addition, the www.vitaminworld.com site permits customers to locate our retail stores, which we believe increases customer traffic.

  •
  Increase Retail Sales in the UK, Ireland and Europe.    We continue to selectively expand the number of our Holland & Barrett stores throughout the UK. At September 30, 2007, we had 507 Holland & Barrett stores operating in the UK and 19 Nature's Way stores operating in Ireland. In fiscal 2007, Holland & Barrett opened 10 new stores and closed one store. We project that, during the next fiscal year, we will open 34 additional retail stores in the UK, Ireland and the Netherlands. At September 30, 2007, there were 31 GNC (UK) retail stores in operation in the UK and 69 De Tuinen retail stores in the Netherlands, including 22 franchise De Tuinen locations. We will continue to evaluate opportunities to open additional GNC (UK) stores in the UK and De Tuinen stores in Europe.

  •
  Increase Direct Response/Puritan's Pride® Sales.    We expect to continue to strengthen the leading position of our Puritan's Pride brand in the e-commerce/direct response business by (i) continuing to build brand and customer loyalty across catalog and internet channels, (ii) increasing e-commerce activity from a variety of online media channels, including search, e-mail marketing, affiliate marketing and shopping portals, (iii) focusing on enhanced retention and re-activation programs on-line and off-line, while testing new promotions to further improve response rates, (iv) improving the shopping experience available to our customers with website enhancements and call center system upgrades, (v) improving automated picking and packing to fulfill sales order requests with greater speed and accuracy, and (vi) increasing manufacturing capability to quickly introduce and deliver new products in response to customer demand. We also intend to continue our strategy of acquiring customer lists, brand names and inventory of other mail order companies that have similar or complementary products that we believe we can integrate into our operations efficiently, without adding substantial overhead. We plan to continue introducing direct internet channels that support our brands, such as www.hollandandbarret.com and www.vitaminworld.com

        Introduce Innovative New Products.    We have consistently been among the first in the industry to introduce innovative products in response to new studies, research and consumer preferences. Given the changing nature of consumer demand for new products and the continued publicity about the importance of vitamins, minerals and nutritional supplements in the promotion of general health, we believe that we will continue to maintain our core customer base and attract new customers based upon our ability to respond rapidly to consumer demand with high quality, value-oriented products.

        Enhance Vertical Integration.    We believe our vertical integration gives us a significant competitive advantage by allowing us to (i) maintain higher quality standards while lowering product costs, which we pass on to our customers as lower prices, (ii) respond to scientific and popular reports and consumer buying trends more quickly, (iii) meet customer delivery schedules more effectively and (iv) improve overall operating margins. We continually evaluate ways to enhance our vertical integration by leveraging purchasing, manufacturing, distribution and marketing capabilities, and otherwise improving the efficiency of our operations.

        Build Infrastructure to Support Growth.    We have technologically advanced, state-of-the-art manufacturing and production facilities, with total production capacity of approximately 44 billion tablets, capsules and softgels per year. In 2007, we acquired a nutritional bar manufacturing plant in North Amityville, New York, which we are in the process of upgrading. We expect to begin manufacturing nutrition bars in this facility during fiscal 2008. We regularly evaluate our manufacturing operations and make investments in infrastructure, as necessary, to support our continuing growth.

        Implement Strategic Acquisitions.    In the normal course of our business, we seek global acquisition opportunities, both in the United States and internationally, of companies that complement or extend our existing product lines, increase our market presence, expand our distribution channels, and are compatible with our business philosophy. We have successfully acquired more than 30 companies or businesses since 1986, enabling us to expand our product lines and scope of distribution significantly. On October 2, 2006, we acquired Zila Nutraceutical, Inc., and renamed it The Ester C Company. For more information about our acquisitions, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and the notes to our financial statements in this Annual Report. We will continue to evaluate acquisition opportunities across industry segments and around the world.

        Utilize Management Team Experience.    Our management team has extensive experience in the nutritional supplement industry and has developed long-standing relationships with our suppliers and customers. Our executive officers have an average of over 20 years in the industry. We will continue to utilize the talent, experience and expertise of our management team to realize our goals.

Operating Segments

        We operate in the nutritional supplement industry and are organized along our channels of distribution, which are: Wholesale/US Nutrition, North American Retail, European Retail and Direct Response/E-Commerce.

        The following table sets forth the percentage of net sales for each of our operating segments:

	Fiscal Year Ended September 30,
	2007	2006	2005
Wholesale/US Nutrition	48%	47%	43%
North American Retail	11%	13%	13%
European Retail	31%	30%	33%
Direct Response/E-Commerce	10%	10%	11%

	100%	100%	100%

        Additional information about our financial results by segment can be found in Note 20 to the consolidated financial statements in this Annual Report.

        Wholesale/US Nutrition.    We market our products under various brand names, each targeting special market groups which include leading mass merchandisers, drug store chains and supermarkets, independent pharmacies, health food stores, health food store wholesalers, and other retailers. We sell Nature's Bounty®, Rexall®, Sundown® Osteo-Bi-Flex®, MET-Rx®, Flex-a-min®, Knox®, and Ester-C® brands to mass merchandisers, drug store chains, drug wholesalers, supermarket chains and wholesalers. We also sell directly to health food stores under the Solgar®, SISU® and Good 'N Natural® brands, and sell products, including a specialty line of vitamins, to health food wholesalers under our American Health® brand. Over the past several years, we have expanded our international product sales to include many countries throughout Europe, Asia and Latin America.

        North American Retail.    At the end of fiscal 2007, we operated 457 Vitamin World and Nutrition Warehouse retail stores in regional and outlet malls throughout the United States, and 80 Le Naturiste retail stores throughout Quebec, Canada. Each store carries a full line of products of our brands, as well as products manufactured by others. Nutritional supplement products that we manufactured accounted for approximately 71% of North American Retail's total sales in fiscal 2007. Our direct interaction with our retail customers helps us identify regional buying trends, customer preferences, product acceptances and price trends. We use this information in initiating sales programs and new product introductions for all our divisions. In addition to www.puritan.com and www.vitamins.com, which focus on our direct response segment, we also maintain www.vitaminworld.com. We designed the www.vitaminworld.com site to permit our customers to purchase nutritional supplements on the internet and to locate our retail stores. This website also provides information about the products we offer in our retail stores, and an easy and effective way to purchase Vitamin World® products through our e-commerce portal.

        European Retail.    We generate revenue through the retail operations from 507 Holland & Barrett stores in the UK, 19 Nature's Way stores in Ireland, 31 GNC (UK) stores in the UK, and 69 DeTuinen stores in the Netherlands. Holland & Barrett, one of the UK's leading nutritional supplement retailers, markets a broad line of nutritional supplement products, including vitamins, minerals and other nutritional supplements. Holland & Barrett stores also sell food products, such as fruits and nuts, and confectionery. Our Nature's Way® product offerings are similar to those of Holland & Barrett. GNC (UK) stores specialize in vitamins, minerals and sports nutrition products. De Tuinen is a leading retailer of health food products, selected confectionery, and lifestyle giftware. Nutritional supplement products that we manufactured accounted for approximately 43% of European Retail's total sales in fiscal 2007.

        Direct Response/E-Commerce.    We offer, through mail order and e-commerce, a full line of vitamins and other nutritional supplement products as well as selected personal care items, under our Puritan's Pride® and other brand names at prices that are generally at a discount from those of similar products sold in retail stores. Through our Puritan's Pride® brand, we are a leader in the US direct response nutritional supplement industry. We have more than three million customers on our customer list, with response rates that we believe are above the industry average. In addition, we offer products focusing on our other brands through other direct channel sites, such as www.vitaminworld.com, www.hollandandbarrett.com and www.gnc.co.uk. We intend to attract new customers in our direct response operation through aggressive marketing techniques in the United States and around the world, and through selective acquisitions. We regularly update our mail order lists by adding new customers and deleting those who have not placed orders within a designated period of time. We believe this maximizes catalog sales while reducing mailing and printing costs. We also advertise in newspaper supplements and conduct insert programs with other mail order companies to add new customers to our mailing lists and websites, and to increase the average order size. Our use of state-of-the-art equipment, such as computerized mailing, bar-coded addresses and automated picking and packing systems, enables us to process orders quickly, economically and efficiently. Typically, we fill orders within 24 hours of receipt. Our equipment and expertise also lowers our per customer distribution costs, thereby enhancing margins and enabling us to lower our prices. Our www.puritan.com and www.vitamins.com websites provide a practical and convenient method for consumers wishing to purchase products that promote healthy living. Through these websites, consumers have access to more than 1,500 products offered through our Puritan's Pride® mail order catalog.

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and the notes to our consolidated financial statements in this Annual Report, for more information regarding financial information about the geographic areas where we conduct our business.

Employees and Advertising

        As of September 30, 2007, we employed approximately 10,800 persons, including:

  •
  2,175 sales associates located throughout the United States in our Vitamin World and Nutrition Warehouse retail stores;

  •
  2,810 manufacturing, shipping and packaging associates throughout the United States;

  •
  565 associates in administration throughout the United States;

  •
  168 associates who sell to wholesale distributors and customers;

  •
  62 in-house advertising associates;

  •
  3,590 associates in our Holland & Barrett operations, including:

  •
  3,127 retail associates,

  •
  251 associates in distribution, and

  •
  212 associates in administration;

  •
  390 associates in our De Tuinen operations, including:

  •
  347 retail associates, and

  •
  43 associates in administration and warehousing;

  •
  157 associates in GNC (UK) retail stores;

  •
  115 associates in Nature's Way retail stores; and

  •
  313 associates in Le Naturiste operations, including:

  •
  259 retail associates,

  •
  17 associates in distribution, and

  •
  37 associates in administration;

  •
  233 associates in Direct Response operations;

  •
  84 associates in SISU operations (including 42 manufacturing associates in Canada); and

  •
  98 associates in Solgar international operations.

        In addition, we sell products through commissioned sales representative organizations. We believe we have satisfactory employee and labor relations.

        For the fiscal years ended September 30, 2007, 2006 and 2005, we spent approximately $120 million, $104 million and $108 million, respectively, on advertising and promotions, including print, media and cooperative advertising. We create our own advertising materials through our in-house staff of associates. In the UK and Ireland, both Holland & Barrett and Nature's Way advertise on television and in national newspapers, and conduct sales promotions. GNC (UK) and De Tuinen also advertise in newspapers and conduct sales promotions. In addition, Holland & Barrett and De Tuinen each publish their own magazines with articles and promotional materials. SISU advertises in trade journals and magazines and conducts sales promotions.

Manufacturing, Distribution and Quality Control

        At September 30, 2007, we employed approximately 2,810 manufacturing, shipping and packaging associates throughout the United States and 42 such associates in British Columbia, Canada. We manufacture in Arizona, California, Florida, Illinois, New Jersey, New York in the US, and in Canada and the UK. We have technologically advanced, state-of-the-art manufacturing and production facilities, with total production capacity of approximately 44 billion tablets, capsules and softgels per year.

        All our manufacturing operations are subject to good manufacturing practice regulations, or GMPs, promulgated by the United States Food and Drug Administration, or FDA, and other applicable regulatory standards. We are subject to similar regulations and standards in Canada. We believe our manufacturing processes will timely comply with the recently published GMPs, which will be effective for us in June 2008. We have received certifications from Schuster Laboratories Qualification Program as well as the Natural Products Association. We manufacture products for our four operating segments and for third parties. We believe our manufacturing and distribution facilities generally are adequate to meet our current business requirements and our currently anticipated increases in sales.

        We place special emphasis on quality control. We assign a lot number to all raw materials and initially hold them in quarantine, while our laboratory chemists assay them for compliance with established specifications. Once released, samples are retained, and we process the material according to approved formulae by mixing, granulating, compressing, encapsulating and, sometimes, coating operations. After a tablet or capsule is manufactured, laboratory chemists and technicians test its weight, purity, potency, disintegration and dissolution, if applicable. We hold the product in quarantine until we complete this evaluation, and determine that the product meets all applicable specifications. Generally, when products such as vitamin tablets are ready for bottling, our automated equipment counts the tablets, inserts them into bottles, adds a tamper-resistant cap with an inner safety seal and affixes a label with a lot number and expiration date. We use computer-generated documentation for picking and packing for order fulfillment.

        Our manufacturing operations are designed to allow low-cost production of a wide variety of products of different quantities, sizes and packaging, while maintaining a high level of customer service and quality. Flexible production line changeover capabilities and reduced cycle times allow us to respond quickly to changes in manufacturing schedules.

        Inventory Control.    We have installed inventory control systems at our facilities that track each product as we receive it from our supply sources through manufacturing and shipment of each product to customers. To facilitate this tracking, most products we sell are bar coded. Our inventory control systems report shipping, sales and individual stock keeping unit (SKU) level inventory information. We manage the retail sales process by monitoring customer sales and inventory levels by product category. We believe our distribution capabilities increase our flexibility in responding to our customers' delivery requirements. Our purchasing staff regularly reviews and analyzes information from our point-of-sale computer system and makes merchandise allocation and markdown decisions based on this information. We use an automated reorder system to maintain in-stock positions on key items. These systems give us the information we need to determine the proper timing and quantity of reorders.

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

        Our direct competition consists of publicly and privately owned companies, which tend to be highly fragmented in terms of both geographic market coverage and product categories. We also compete with companies that may have broader product lines, larger sales volumes, or both. Our products also compete with nationally advertised brand name products. Most of the national brand companies have resources greater than we do.

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

        During fiscal 2007, two individual customers accounted for the following percentages of the Wholesale/US Nutrition division's net sales:

Customer A	8%
Customer B	18%

        Customer A is primarily a supplier to Customer B. Therefore, the loss of Customer B would likely result in the loss of most of the net sales to Customer A.

        As of September 30, 2007, Customer B above accounted for 14% of the Wholesale/US Nutrition division's total gross accounts receivable as of September 30, 2007.

        While no one customer represented, individually, more than 10% of our consolidated net sales, for fiscal 2007, the loss of either Customer A or Customer B would have a material adverse effect on the Wholesale/US Nutrition division if we were unable to replace this customer.

Government Regulation

        United States.    The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by federal agencies, including the FDA, the Federal Trade Commission ("FTC"), the United States Postal Service ("USPS"), the Consumer Product Safety Commission, the Department of Agriculture, and the Environmental Protection Agency ("EPA"). These activities also are subject to regulation by various agencies of the states, localities and foreign countries in which our products are sold. In particular, the FDA, under the Federal Food, Drug, and Cosmetic Act (the "FDCA"), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of foods, including dietary supplements, vitamins, minerals and herbs, and of over-the-counter ("OTC") drugs. The FTC regulates the advertising of these products, and the USPS regulates advertising claims with respect to such products sold by mail order. The National Advertising Division ("NAD") of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that the NAD views as violating FTC guides or rules to the FTC for further action.

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

        The FDA generally prohibits the use in labeling for a dietary supplement of any "health claim" unless the claim is pre-approved by the FDA. DSHEA permits "statements of nutritional support" to be included in labeling for dietary supplements without FDA pre-approval. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being (but may not state that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease). A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. When such a claim is made on labels, it is necessary to disclose on the label that the FDA has not "evaluated" the statement, to disclose that the product is not intended for use for a disease, and to notify the FDA about our use of the statement within 30 days of marketing the product. However, there can be no assurance that the FDA will not determine that a particular statement of nutritional support that we want to use is an "unauthorized health or disease claim" or an unauthorized version of a "health claim." Such a determination might prevent us from using the claim.

        In addition, DSHEA provides that certain so-called "third-party literature," such as a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used "in connection with the sale of a dietary supplement to consumers" without the literature being subject to regulation as labeling. Such literature must not be, among other things, false or misleading; the literature may not "promote" a particular manufacturer or brand of dietary supplement; and a balanced view of the available scientific information on the subject matter must be presented. There can be no assurance, however, that all third-party literature that we would like to disseminate in connection with our products will satisfy all the requirements, and failure to satisfy all requirements could prevent use of the literature or subject the product involved to regulation as an unapproved drug.

        As authorized by DSHEA, the FDA adopted GMPs specifically for Dietary Supplements. These new GMP regulations, finalized in June 2007 and effective June 2008, are more detailed than the GMPs that previously applied to dietary supplements and require, among other things, dietary supplements to be prepared, packaged and held in compliance with specific rules, and require quality control provisions similar to those in the GMP regulations for drugs. We believe our manufacturing and distribution practices will timely comply with the new rules.

        Although the regulation of dietary supplements in some respects is less restrictive than the regulation of drugs, there can be no assurance that dietary supplements will continue to be subject to less restrictive regulation. In December 2006, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (the "AER Act") amended the FDCA to require that manufacturers, packer, and distributors of dietary supplements report serious adverse events to FDA. The AER Act will take effect on December 22, 2007. We believe we will timely comply with the AER Act.

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

        The FTC exercises jurisdiction over the advertising of dietary supplements. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising or for the use of false or misleading advertising claims. These enforcement actions have often resulted in consent decrees and the payment of civil penalties, restitution, or both, by the companies involved. We currently are subject to FTC consent decrees resulting from past advertising claims for certain of our products. Our subsidiary, Rexall Sundown, also is currently subject to FTC consent decrees resulting from past advertising claims for certain of its products. As a result, we are required to maintain compliance with these decrees and are subject to an injunction and substantial civil monetary penalties if there should be any failure to comply. We and certain of our subsidiaries also are subject to consent judgments under the California Safe Drinking Water and Toxic Enforcement Act of 1986 (also known as "Proposition 65"). Further, the Postal Service has issued cease and desist orders against certain mail order advertising claims made by dietary supplement manufacturers, including us, and we are required to maintain compliance with the orders applicable to us, subject to civil monetary penalties for any noncompliance. Violations of these orders could result in substantial monetary penalties. These civil penalty actions could have a material adverse effect on our consolidated financial position and results of operations.

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

        In addition, from time to time in the future, we may become subject to additional laws or regulations administered by the FDA or by other federal, state, local or foreign regulatory authorities, to the repeal of laws or regulations that we consider favorable, such as DSHEA, or to more stringent interpretations of current laws or regulations. We are not able to predict the nature of future laws, regulations, repeals or interpretations, and we cannot predict what effect additional governmental regulation, when and if it occurs, would have on our business in the future. Such developments, however, could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, additional personnel, or other new requirements. Any such development could have a material adverse effect on us.

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

        By harmonizing Member State legislation, the Food Supplements Directive should provide opportunities for businesses to market one product or a range of products to a larger number of potential customers without having to reformulate or repackage it. This development may lead to some liberalizing of the more restrictive regimes in France and Germany, providing new business opportunities. Conversely, however, it may limit the range of nutrients and nutrient sources substantially, and eventually the potencies at which some nutrients may be marketed by us in the more liberal countries, such as the UK, which may lead to some reformulation costs and loss of some specialty products.

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

        On April 30, 2004, the EU published the Traditional Herbal Medicinal Products Directive, or THMPD, which requires traditional herbal medicines to be registered in each Member State in which they are intended to be marketed. A registration requires a product be manufactured to pharmaceutical GMP standards; however, generally, there is no need to demonstrate efficacy, provided that the product is safe, is manufactured to high standards, and has a history of supply on the market for 30 years, 15 years of which must be in the EU. The THMPD is intended to provide a safe harbor in EU law for a number of categories of herbal remedies, which may otherwise be found to fall outside EU law. However, it does not provide a mechanism for new product development, and would entail some compliance costs in registering the many herbal products already on the market. Member States had to put into place the provisions for national compliance by October 2005, the date on which Traditional Herbal Medicinal products could begin to be registered. A transitional period of seven years has been granted in the UK to allow all relevant products to be registered. Full compliance is required by April 2011. We currently believe that we will comply with this Directive.

        On December 30, 2006, the EU published the Nutrition and Health Claim Regulation to apply from July 1, 2007. The Regulation controls nutrition and health claims by means of positive lists of authorized claims that can be made in advertising, labeling and presentation of all foods, including food supplements, together with the criteria a product must meet to use them. Under transitional arrangements in the Regulation, claims already in use before January 1, 2006, and complying with existing national legislation can continue to be made for up to three years. Industry has worked together to submit over 700 claims and the European Food Safety Authority will produce a community list of accepted claims in 2010.

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

        The EU has established a European Food Safety Authority, which will have an important role to play in focusing attention on food standards in Europe. Its Executive Director is Mr. Geoffrey Podger, who, until 2003, was the Chief Executive of the UK's Food Standards Agency.

        Ireland.    The legislative and regulatory situation in the Republic of Ireland is similar, but not identical, to that in the UK. The Irish Medicines Board has a similar role to that of the UK's MHRA and the Food Safety Authority of Ireland is analogous to the UK's FSA. Like the UK, Ireland will be required to bring its domestic legislation into line with the provisions of the Food Supplements Directive and the THMPD when the latter is finalized, and, indeed, with the other forthcoming EU legislation mentioned above. Thus the market prospects for Ireland, in general, are similar to those outlined in the UK.

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

        Canada.    The product safety and quality, manufacturing, packaging, labeling, storage, importation, advertising, distribution, sale and clinical trials of natural health products, called NHPs, and hybrid NHPs, are subject to regulation primarily under provisions under the Canadian Food and Drugs Act, the Canadian Food and Drug Regulations, the Natural Health Product Regulations and related Health Canada Guidance Documents and Policies. Health Canada, the public health agency of Canada, including, specifically, the Therapeutic Products Directorate, the Natural Health Products Directorate and the Health Protection and Food Branch Inspectorate, is primarily responsible for administering the Act and Regulations. NHPs include, vitamins and minerals, herbal remedies, homeopathic medicines, traditional medicines (such as traditional Chinese medicines), probiotics and products like amino acids and essential fatty acids and hybrid NHPs. With the exception of homeopathic medicines, products with ingredients required to be sold under prescription are not NHPs and are regulated as drugs though the regular drug approval process. Similarly, hybrid products comprising drugs are regulated as such under the Canadian Food and Drugs Act and the Canadian Food and Drug Regulations.

        Before January 1, 2004, NHPs for which therapeutic claims were made were regulated as drugs requiring a Drug Identification Number, or DIN. Effective January 1, 2004, NHPs in Canada became subject to new requirements under the Natural Health Product Regulations. Under these regulations, all NHPs must have a product license before sale. An application for a product license must provide specific information including quality of medicinal ingredients, including a list of medicinal and non-medicinal ingredients and their source and potency, use and purpose of the NHPs, and the supporting safety and efficacy data. These regulations also set out a regime for site licensing of buildings or locations in which NHPs are imported, distributed, manufactured, packaged, labeled or stored. One of the prerequisites of a site license is that GMP's be employed. The regulations require all manufacturers, packagers, labelers and importers of NHPs to have site licenses. Further, the regulations set out requirements for adverse reaction reporting.

        As of January 1, 2004, all NHPs must comply with the NHP Regulations. For products already marketed in Canada as of that date, the regulations provide transition periods for compliance with the site license and product license requirements. The transition period for obtaining site licenses expired December 31, 2005, so all manufacturers, packagers, labelers and importers of NHPs must now have site licenses. For product licenses, the requirements for products that were marketed in Canada as of January 1, 2004 are as follows: (i) for NHPs that had a DIN prior to January 1, 2004, a NHP product license must be obtained by December 31, 2009; (ii) for NHP's without a prior DIN, products can continue to be marketed and sold in Canada if a product license application was filed on or before June 30, 2004. However, if the product license eventually is refused, subject to Health Canada's compliance procedures, the NHP could not be sold in Canada until a product license is obtained.

        Health Canada has adopted a phased-in approach to comply with the NHP Regulations, based on perceived level of risk of the product. All NHP's must comply will all the regulations by January 1, 2010. We have adopted a phased-in compliance strategy in accordance with the prescribed transition periods.

        In addition, advertising of NHPs are regulated under the aforementioned Act and Regulations. Guidelines adopted October 18, 2007, were prepared by Advertising Standards Canada (ASC) and Health Canada.

        The overall risk factors and market prospects for Canada, in general, are similar to those outlined in the US. Health Canada can suspend or revoke licenses for lack of compliance or if they perceive the product to present an unacceptable level of risk.

International Operations

        In addition to Canada, the UK, Ireland and the Netherlands, we market nutritional supplement products through subsidiaries, distributors, retailers and direct mail in more than 75 countries throughout Europe, Central America, South America, Asia, the Pacific Rim countries, Africa and the Caribbean Islands.

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

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and the notes to our consolidated financial statements contained in this Annual Report for additional information regarding financial information about the geographic areas in which we conduct our business.

Trademarks and Patents

        United States.    We have developed many brand names and trademarks for products in all areas. We consider the overall protection of our patent, trademark, license and other intellectual property rights to be of material value and we vigorously protect these rights from infringement. We have applied for or registered more than 2,200 trademarks with the United States Patent and Trademark Office, or the PTO, for our Nature's Bounty®, Vitamin World®, Puritan's Pride®, Holland & Barrett®, Rexall®, Sundown®, Solgar®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®, SISU® and Ester-C® trademarks, among others. We also have rights to use other names essential to our business. Federally registered trademarks have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage.

        We hold 70 patents, including 41 patents for Ester-C®, in the US and internationally. We also are prosecuting patent applications actively on a world-wide basis for a number of products, particularly products that include ESTER-C® as an active ingredient. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value in marketing our products. We vigorously protect our trademarks and patents against infringement.

        Canada.    Each of our Solgar, Le Naturiste and SISU subsidiaries owns the trademarks registered in Canada for its respective names.

        UK/Ireland.    Our Holland & Barrett subsidiary owns trademarks registered in the UK and throughout the EU for its Holland & Barrett® and Nature's Way® trademarks, and has rights to use other names essential to its business. Holland & Barrett is the exclusive licensee of the trademarks essential to the GNC (UK) business in the UK. Our Solgar subsidiary also owns trademarks in the UK and throughout the EU.

        Netherlands.    Our De Tuinen subsidiary owns trademarks registered in the Netherlands or throughout the EU for its DeTuinen® trademarks and has rights to use other names essential to its business.

Raw Materials

        In fiscal 2007, we spent approximately $350 million on raw materials. The principal raw materials required in our operations are vitamins, minerals, herbs, gelatin and packaging components. We purchased the majority of our vitamins, minerals and herbs from raw material manufacturers and distributors in the United States, Japan, China, Europe, India, Canada, Australia and South America. We believe that there are adequate sources of supply for all our principal raw materials. From time to time, weather or unpredictable fluctuations in the supply and demand may affect price, quantity, availability or selection of raw materials. We believe that our strong relationships with our suppliers yield high-quality, competitive pricing and overall good service to our customers. Although we cannot be sure that our sources of supply for our principal raw materials will be adequate in all circumstances, we believe that we can develop alternate sources in a timely and cost effective manner if our current sources become inadequate. During fiscal 2007, no one supplier accounted for more than 10% of our raw material purchases. Due to the availability of numerous alternative suppliers, we do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations.

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

Item 1A.    Risk Factors

        Please carefully consider the following risk factors which could materially adversely affect our business, financial condition, operating results and cash flows. The risk factors described below are not the only ones we face. Risks and uncertainties not currently known to us, or that we currently deem immaterial, also may materially adversely affect our business, financial condition, operating results and cash flows.

Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our business.

        We believe the nutritional supplement market is highly dependent upon consumer perception regarding the safety, efficacy and quality of nutritional supplements generally, as well as of products distributed specifically by us. Consumer perception of our products can be significantly influenced by scientific research or findings, national media attention and other publicity regarding the consumption of nutritional supplements. There can be no assurance that future scientific research, findings or publicity will be favorable to the nutritional supplement market or any particular product, or consistent with earlier favorable research, findings or publicity. Future research reports, findings or publicity that are perceived as less favorable than, or that question, such earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and our business, results of operations, financial condition and cash flows. Because of our dependence upon consumer perceptions, adverse scientific research reports, findings or publicity, whether or not accurate, could have a material adverse effect on us, the demand for our products, and our business, results of operations, financial condition and cash flows. Further, adverse publicity regarding the safety, efficacy and quality of nutritional supplements in general, or our products specifically, or associating the consumption of nutritional supplements with illness, could have such a material adverse effect. Such adverse publicity could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products appropriately or as directed.

Complying with new and existing government regulation, both in the US and abroad, could increase our costs significantly and adversely affect our financial results.

        The processing, formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by several US federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the Department of Agriculture and the EPA, as well as various state, local and international laws and agencies of the localities in which our products are sold, including Health Canada in Canada, the Food Standards Agency and the Department of Health in the UK and similar regulators in Ireland and the Netherlands. Government regulations may prevent or delay the introduction, or require the reformulation, of our products. Some agencies, such as the FDA, could require us to remove a particular product from the market, delay or prevent the import of raw materials for the manufacture of our products, or otherwise disrupt the marketing of our products. Any such government actions would result in additional costs to us, including lost revenues from any additional products that we are required to remove from the market, which could be material. Any such government actions could also lead to liability, substantial costs and reduced growth prospects. Moreover, there can be no assurance that new laws or regulations imposing more stringent regulatory requirements on the dietary supplement industry will not be enacted or issued. In addition, complying with the new adverse event reporting requirements will impose additional costs on us, which could be significant.

        We currently are subject to FTC consent decrees and a US Postal Service consent order, prohibiting certain advertising claims for certain of our products. We also are subject to Proposition 65 consent judgments. A determination that we have violated of these obligations could result in substantial monetary penalties, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

        Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. These developments also could increase our costs significantly. For example, the FDA issued rules in 2007, which imposed substantial new regulatory requirements for dietary supplements, including good manufacturing practices. Congress also passed legislation requiring adverse event reporting and related record keeping which imposed additional costs on us. We believe our manufacturing, distribution and reporting practices will timely comply with the recently-enacted rules;

nevertheless, we may not be able to comply with the new rules without incurring additional expenses, which could be significant. See Item 1, "Business—Government Regulation" for additional information.

        In Europe, the enactment of legislation that could significantly impact the formulation and marketing of our products is anticipated. For example, in accordance with the Nutritional Supplements Directive, maximum permitted levels for vitamin and mineral supplements are likely to be introduced shortly. European legislation regulating food supplements other than vitamins and minerals is also expected to be introduced by the end of calendar 2007. The introduction of these anticipated legislations could require us to reformulate our existing products to meet the new standards and, in some cases, may lead to some products being discontinued.

        The Nutrition and Health Claims Regulation implemented in July 2007 controls the types of claims that can be made for foodstuffs (including supplements) in Europe, and the criteria a product must meet to use the claims. The Regulation has impacted the claims that can be made for our products, and may impact our sales in Europe. See Item 1, "Business—Government Regulation; Europe" for additional information.

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

        In Europe, non-compliance with relevant legislation can result in regulators bringing administrative or, in some cases, criminal proceedings. In the UK, it is common for regulators to prosecute retailers and manufacturers for non-compliance with legislation governing foodstuffs and medicines. Failures by us or our subsidiaries to comply with applicable legislation could occur from time to time and prosecution for any such violations could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Item 1, "Business—Government Regulation," for additional information.

We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.

        As a retailer, marketer and manufacturer of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and, in most cases, are not necessarily subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, some of the products we sell are produced by third-party manufacturers. As a marketer of products manufactured by third parties, we also may be liable for various product liability claims for products we do not manufacture. We have been in the past, and may be in the future, subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. For example, we have been named in certain pending cases involving the sale of certain nutrition bars, products that contain certain prohormone ingredients and our sales of products containing ephedra. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Item 3, "Legal Proceedings," for additional information.

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

        The insurance industry has become more selective in offering some types of insurance, such as product liability, product recall, property and directors' and officers' liability insurance ("D&O"). We were able to obtain these insurance coverages through July 15, 2008 and our current insurance program is consistent with both our past level of coverage and our risk management policies. However, we cannot assure you that we will be able to obtain comparable insurance coverage at favorable terms, or at all, in the future.

If we experience product recalls, we may incur significant and unexpected costs, and our business reputation could be adversely affected.

        We may be exposed to product recalls and adverse public relations if our products are alleged to cause injury or illness, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a product recall may require significant management attention. Product recalls may hurt the value of our brands and lead to decreased demand for our products. Product recalls also may lead to increased scrutiny by federal, state or international regulatory agencies of our operations and increased litigation and could have a material adverse effect on our business, results of operations, financial condition and cash flows. See "Complying with new and existing government regulation, both in the US and abroad, could increase our costs significantly and adversely affect our financial results" and other risks summarized above.

Our operations in international markets expose us to certain risks.

        We may experience difficulty entering new international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. As of September 30, 2007, we operated 706 retail stores outside of the United States. In addition, we had significant wholesale sales outside of the United States. For fiscal 2007, approximately 36% of our net sales were generated in international markets. These international operations expose us to certain risks, including, among other things:

  •
  local economic conditions;

  •
  changes in or interpretations of foreign regulations that may limit our ability to sell certain products or repatriate profits to the United States;

  •
  exposure to currency fluctuations;

  •
  potential imposition of trade or foreign exchange restrictions or increased tariffs;

  •
  difficulty in collecting international accounts receivable;

  •
  difficulty in staffing, developing and managing foreign operations as a result of distance, languages and cultural differences;

  •
  potentially longer payment cycles;

  •
  difficulties in enforcement of contractual obligations and intellectual property rights;

  •
  national and regional labor strikes;

  •
  increased costs in maintaining international manufacturing and marketing efforts;

  •
  quarantines for products or ingredients, or restricted mobility of key personnel due to disease outbreaks.

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

        We may not integrate successfully any businesses or technologies we acquire in the future and may not achieve anticipated operating efficiencies and effective coordination of sales and marketing as well as revenue and cost benefits. Acquisitions may be expensive, time consuming and may strain our resources. Acquisitions may impact our results of operations negatively as a result of, among other things, the incurrence of debt.

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

Two of our customers account for a substantial portion of our Wholesale/US Nutrition division's revenue, and the loss of one or both of these customers would have a material adverse effect on the results of operations of that division.

        Two of our customers accounted for, individually, 18% and 8%, respectively, of our Wholesale/US Nutrition segment's net sales in fiscal 2007 and 14% and 7% of our Wholesale/US Nutrition segment's total gross accounts receivable as of September 30, 2007. We do not have long-term contracts with these customers. One customer is primarily a supplier to the other customer; therefore, adverse changes in our business relationship with either may result in the loss of most of the net sales to both customers. While no one customer represented individually more than 10% of our consolidated net sales or total gross accounts receivable, the loss of either one of these customers would have a material adverse effect on our Wholesale/US Nutrition segment if we were unable to replace that customer. In addition, our results of operations and ability to service our debt obligations would be impacted negatively to the extent that one or both of the customers are unable to make payments or does not make timely payments on outstanding accounts receivables.

We are dependent on certain third-party suppliers.

        We purchase from third-party suppliers certain important ingredients and raw materials. The principal raw materials required in our operations are vitamins, minerals, herbs, gelatin and packaging components. We purchase the majority of our vitamins, minerals and herbs from bulk manufacturers and distributors in the US, Japan, China, Europe, India, Canada, Australia and South America. Although raw materials are available from numerous sources, an unexpected interruption of supply or material increases in the price of raw materials, for any reason, such as regulatory requirements, import restrictions, loss of certifications, power interruptions, fires, hurricanes, drought or other climate-related events, war or other events could have a material adverse effect on our business, results of operations, financial condition and cash flows. Also, currency fluctuations including the further decline in the value of the US dollar, could result in higher costs for raw materials purchased abroad. In addition, we rely on printing services and availability of paper stock in our printed catalog operations.

We rely on our manufacturing operations to produce the vast majority of the nutritional supplements that we sell, and disruptions in our manufacturing system or losses of manufacturing certifications could affect our results of operations adversely.

        We manufacture the vast majority of the nutritional supplements that we sell. We currently have manufacturing facilities in Arizona, California, Florida, Illinois, New Jersey, and New York in the US, and in Canada and the UK. All our domestic manufacturing operations are subject to GMPs promulgated by the FDA and other applicable regulatory standards. We are subject to similar regulations and standards in Canada. Any significant disruption in our operations at any of these facilities, including any disruption due to any regulatory requirement, could affect our ability to respond quickly to changes in consumer demand and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

        The nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions. Our failure to accurately predict these trends could negatively impact consumer opinion of us as a source for the latest products, which in turn could harm our customer relationship and cause decreases in our net sales. The success of our new product offerings depends upon a number of factors, including our ability to:

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

        Our assets, earnings and cash flows are influenced by currency fluctuations due to the geographic diversity of our sales and the countries in which we operate, which may have a significant impact on our financial results. For the fiscal year ended September 30, 2007, 36% of our sales were denominated in a currency other than the US dollar, and as of September 30, 2007, 32% of our assets and 21% of our total liabilities were denominated in a currency other than the US dollar. As of September 30, 2007, we had not entered into any hedging arrangements to mitigate our exposure to foreign currency exchange rate risk.

System interruption and security breaches may affect sales.

        Customer access to, and ability to use, our websites affect our Direct Response sales. If we are unable to maintain and continually enhance the efficiency of our systems, we could experience system interruptions or delays that could affect our operating results negatively. In addition, we could be liable for breaches of security on our websites. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to prevent or mitigate such fraud or breaches may affect our operating results negatively.

Our inability to protect our intellectual property rights could adversely affect our business.

        We own trademarks registered with the US Patent and Trademark Office and many foreign jurisdictions for our Nature's Bounty®, Vitamin World®, Puritan's Pride®, Rexall®, Sundown®, Ester-C®, Solgar®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health® trademarks, among others, and with the appropriate UK, Dutch and Canadian authorities for our Holland & Barrett®, Nature's Way®, De Tuinen®, Le Naturiste® and SISU® trademarks, among others, and have rights to use other names essential to our business. Our policy is to pursue registrations for all trademarks associated with our key products. US registered trademarks have a perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value in marketing our products. However, we hold patents for certain products, including 41 patents worldwide for Ester-C products. There can be no assurance that infringing goods could not be manufactured in foreign jurisdictions without our knowledge and consent. In addition, many types of Vitamin C products are available on the worldwide market, which may affect sales of our unique Ester-C® brand products. We vigorously protect our patents and trademarks against infringement. Our products generally are not subject to patent protection. There can be no assurance that, to the extent we do not have patents or trademarks on our products, another company will not replicate one or more of our products. Further, there can be no assurance that in those foreign jurisdictions in which we conduct business the protection available to the us will be as extensive as the protection available to us in the United States. See Item 1, "Business—Trademarks and Patents."

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        United States.    At September 30, 2007, we owned a total of approximately 2.5 million square feet of manufacturing, warehouse, distribution and administrative facilities and leased approximately 1.3 million square feet of administrative, manufacturing, warehouse and distribution space in various locations. At September 30, 2007, we leased and operated 457 retail locations under the names Vitamin World and Nutrition Warehouse in 45 states in the United States, Guam, Puerto Rico and the Virgin Islands. Generally, we lease retail properties for three to ten years at varying annual base rents and percentage rents if sales exceed a specified amount. The Vitamin World and Nutrition Warehouse retail stores have an average selling area of approximately 835 square feet.

        UK/Ireland.    Holland & Barrett owns a 281,000 square foot administrative, manufacturing and distribution facility in Burton, UK. Holland & Barrett leases all but two of its 557 Holland & Barrett, GNC (UK), and Nature's Way retail stores for terms varying between five and 35 years at varying annual base rents. Ten Holland & Barrett and four GNC (UK) stores are subject to percentage rents if sales exceed a specified amount. Holland & Barrett stores have an average selling area of approximately 949 square feet; Nature's Way stores have an average selling area of approximately 675 square feet; and the GNC (UK) stores have an average selling area of approximately 966 square feet.

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

        Canada.    SISU Inc. leases a 30,200 square foot facility in Burnaby, British Columbia. This facility is used for packaging, storing, manufacturing and distributing vitamins, and also contains various administrative offices. The lease currently expires in 2009. At September 30, 2007, Le Naturiste leased a 9,900 square foot administrative facility, a 26,000 square foot warehouse facility and 80 retail locations throughout Quebec, Canada. Le Naturiste stores each have an average selling area of approximately 775 square feet. Generally, the Le Naturiste stores are leased for one to ten years at varying annual base rents and percentage rents if sales exceed a specified amount.

        The following is a listing, as of September 30, 2007, of all material properties (excluding retail locations and de minimis administrative or sales office locations) owned or leased by the Company, which are used in all four of the Company's business segments. The Company is required to pay real estate and maintenance costs relating to most of its leased properties:

Location	Type of Facility	Approx. Sq. Feet	Owned
UNITED STATES:
Arizona	Administration, Manufacturing & Distribution	65,000	Owned
Bohemia, NY	Administration, Manufacturing & Packaging	169,000	Owned
Bohemia, NY	Manufacturing	80,000	Owned
Bohemia, NY	Manufacturing	75,000	Owned
Bohemia, NY	Manufacturing & IT	62,000	Owned
Holbrook, NY	Administration & Distribution	230,000	Owned
Holbrook, NY	Distribution	108,000	Owned
N. Amityville, NY	Manufacturing & Office	48,000	Owned
Ronkonkoma, NY	Administration	110,000	Owned
Bayport, NY	Administration	12,000	Owned
Bayport, NY	Manufacturing	131,000	Owned
Murphysboro, IL	Warehousing & Manufacturing	62,000	Owned
Carbondale, IL	Administration, Packaging & Distribution	77,000	Owned
Carbondale, IL	Administration	15,000	Owned
South Plainfield, NJ	Administration & Manufacturing	68,000	Owned
Boca Raton, FL	Administration	58,000	Owned
Boca Raton, FL	Manufacturing	84,000	Owned
Deerfield Beach, FL	Packaging	157,000	Owned
Boca Raton, FL	Distribution	100,000	Owned
Augusta, GA	Manufacturing & Warehousing	400,000	Owned
Hazleton, PA	Distribution	420,000	Owned
UNITED KINGDOM:
Burton	Administration, Manufacturing & Distribution	281,000	Owned
Burton	Administration & Manufacturing	100,500	Owned

	Total approximate square feet owned	2,912,500

Location	Type of Facility	Approx. Sq. Feet	Leased
UNITED STATES:
Arizona(1)	Warehousing	5,455	Leased
Bohemia, NY	Administration & Warehousing (term–2009)	110,000	Leased
Ronkonkoma, NY(2)	Administration & Distribution (term–2009)	130,000	Leased
Ronkonkoma, NY	Warehousing (term–2014)	75,000	Leased
Murphysboro, IL	Warehousing (term–2008)	30,000	Leased
Leonia, NJ	Administration & Manufacturing (term–2008)	59,000	Leased
Leonia, NJ	Warehousing, Packaging, Offices (term–2012)	18,500	Leased
Lyndhurst, NJ	Administration, & Packaging (term–2017)	130,000	Leased
South Plainfield, NJ	Manufacturing, Packaging & Distribution (term–2013)	40,000	Leased
Anaheim, CA(3)	Administration, Manufacturing & Distribution (term–2008)	286,000	Leased
Anaheim, CA(3)	Manufacturing (term–2008)	64,000	Leased
Carson/Gardenia, CA	Distribution (term–2010)	10,600	Leased

Lake Mary, FL(4)	Administration (term–2008)	12,250	Leased
Boca Raton, FL	Warehousing (term–2010)	60,000	Leased
Piscataway, NJ	Warehousing (term–2009)	15,000	Leased
Sparks, NV	Distribution (term–2009)	202,000	Leased
Bentonville, AR	Sales Office (term–2011)	4,200	Leased
Duluth, GA	Distribution (term–2008)	32,000	Leased
CANADA:
Burnaby, British Columbia	Administration, Manufacturing, Warehousing & Distribution (term–2009)	30,200	Leased
Lougueuil, Quebec	Administration (term–2008)	9,900	Leased
Boucherville, Quebec	Warehousing (term–2008)	26,000	Leased
PEOPLE'S REPUBLIC OF CHINA:
Beijing	Administration (term–2008)	4,000	Leased
UNITED KINGDOM:
Nuneaton	Administration (term–2012)	8,300	Leased
Nuneaton	Administration & Distribution (term–2010)	8,000	Leased
Tring	Administration & Warehousing (term–2011)	27,800	Leased
NETHERLANDS:
Beverwijk	Administration & Distribution (term–2008)	71,400	Leased
NEW ZEALAND:
Auckland	Administration & Warehousing (term–2012)	4,800	Leased
SOUTH AFRICA:
Randberg	Administration & Warehousing (term–2009)	13,800	Leased
SPAIN:
Madrid	Administration & Distribution (term–2013)	6,500	Leased

	Total approximate square feet leased	1,494,705

	Total approximate square feet owned and leased	4,407,205

(1)
This lease expired July 31, 2007 and we vacated facility.
(2)
We currently sublease almost 50% of this building and only have offices in 30,000 sq. ft.
(3)
The leases for the two facilities in Anaheim, California are being extended.
(4)
This office is currently subleased.

Warehousing and Distribution

        We have approximately 3.6 million square feet dedicated to warehousing and distribution. This figure includes our facilities in Long Island, New York; Carbondale and Murphysboro, Illinois; Anaheim and Gardenia, California; Duluth, Georgia; South Plainfield, Piscataway, Lyndhurst and Leonia, New Jersey; Boca Raton and Deerfield Beach, Florida; Sparks, Nevada; Hazleton, Pennsylvania; Phoenix, Arizona; Boucherville, Canada; Burton and Tring, UK; Burnaby, British Columbia, Ontario, Canada; Madrid, Spain; Ranburg, South Africa; Auckland, New Zealand; and Beverwijk, Netherlands.

        Our warehouse and distribution centers are integrated with our order entry systems so we typically ship out mail orders within 24 hours of their receipt. Once a customer's telephone, mail or internet order is completed, our computer system forwards the order to our distribution center, where all necessary distribution and shipping documents are printed to facilitate processing. Thereafter, the orders are prepared, picked, packed and shipped continually throughout the business day. We operate a proprietary, state-of-the-art, automated picking and packing system for frequently shipped items. We are capable of fulfilling 17,000 Direct Response/Puritan's Pride orders daily. A system of conveyors automatically routes boxes carrying merchandise throughout our primary Long Island distribution center for fulfillment of orders. Completed orders are bar-coded and scanned and the merchandise and ship date are verified and entered automatically into the customer order file for access by sales associates before being shipped. We currently ship our US orders primarily through the United Parcel Service, Inc. (UPS), serving domestic and international markets. Holland & Barrett and GNC (UK) use Parcelforce and ANC for deliveries in the UK, and Nature's Way uses the Irish postal service for deliveries in Ireland.

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

Item 3.    Legal Proceedings

Prohormone products

New York Action—Matter Concluded

        On July 25, 2002, a putative class-action lawsuit was filed against Vitamin World, Inc., alleging that Vitamin World engaged in deceptive trade practices and false advertising with respect to the sale of certain prohormone supplements and that the plaintiffs were therefore entitled to equitable and monetary relief under the New York General Business Law. The Court granted Vitamin World's motion for summary judgment and dismissed all claims in July 2006. The plaintiffs appealed and subsequently took a voluntary dismissal of their appeal July 2007.

California Action

        On July 25, 2002, a putative consumer class-action lawsuit was filed in California state court against MET-Rx USA, Inc. ("MET-Rx"), an indirect subsidiary of Rexall Sundown, Inc. ("Rexall"), claiming that the advertising and marketing of certain prohormone supplements were false and misleading, or alternatively, that the prohormone products contained ingredients that were controlled substances under California law. Plaintiffs seek equitable and monetary relief. On June 18, 2004, this case was coordinated with several other class-action cases brought against other companies relating to the sale of products containing androstenediol, one of the prohormones contained in MET-Rx products. The coordinated proceedings have been assigned to a coordination judge for further pretrial proceedings. Plaintiff has moved for class certification and that motion is currently pending. No trial date has been set. We have defended vigorously against the claims asserted and based upon the information available at this time, no determination can be made as to its final outcome, nor can its materiality be accurately ascertained.

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

Florida Action

        In July 2002, a putative class-action lawsuit was filed in Florida against MET-Rx, claiming that the advertising and marketing of certain prohormone supplements were false and misleading, that the products were ineffective, and alternatively, that the products were anabolic steroids whose sale violated Florida law. On February 20, 2007, the court dismissed the action for failure to prosecute.

Nutrition Bars

        Rexall and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. We have defended this action vigorously. In December 2006, while Rexall's and the other defendants' renewed motion for judgment on the pleadings was pending, the Court again stayed the case for all purposes, pending rulings on relevant cases before the California Supreme Court. Because it is unclear when the Supreme Court will issue rulings in these cases, Rexall cannot estimate how long the case will be stayed. Based upon the information available at this time, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

Shareholder Litigation—Class Action Settlement Approved

        From June 24, 2004 through September 3, 2004, six separate shareholder class-actions were filed against us and certain of our officers and directors in the U.S. District Court for the Eastern District of New York (the "Court"), alleging violations of federal securities laws. The parties entered into a settlement agreement, which the Court formally approved at a hearing on August 9, 2007. Under the terms of the settlement, all class-action claims were dismissed with prejudice and a full release given to the Company and its officers and directors. The total amount to be paid to the Class in settlement of the claims was paid entirely by our directors' and officers' liability insurers. In the settlement, we and the individual defendants denied any wrongdoing and we agreed to the settlement to eliminate the uncertainties, distractions and expense of further litigation. We and our named officers and directors believe these suits were without merit and had vigorously defended these actions. The settlement of the class action claims did not have a material impact on the Company's results of operations or financial condition. We maintain policies of directors' and officers' liability insurance.

        A purported shareholder of the Company filed a state court derivative action in the Supreme Court of the State of New York, Suffolk County on April 28, 2005, alleging violation of various Delaware state laws, including breach of fiduciary duties. The Company was named as a nominal defendant. Plaintiff filed a voluntarily dismissal of the action, which the Court approved on September 19, 2007. All claims were dismissed with prejudice.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        Our Common Stock trades on the New York Stock Exchange (the "NYSE") under the trading symbol "NTY." The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock, as reported on the NYSE.

	Fiscal Year Ended September 30, 2007
	High	Low
First Quarter ended December 31, 2006	$42.20	$26.82
Second Quarter ended March 31, 2007	$55.14	$39.63
Third Quarter ended June 30, 2007	$54.61	$39.62
Fourth Quarter ended September 30, 2007	$46.67	$33.48
	Fiscal Year Ended September 30, 2006
	High	Low
First Quarter ended December 31, 2005	$23.92	$16.20
Second Quarter ended March 31, 2006	$24.10	$15.54
Third Quarter ended June 30, 2006	$26.75	$21.30
Fourth Quarter ended September 30, 2006	$32.19	$22.85

        On November 16, 2007, there were approximately 464 record holders of our Common Stock. We believe that there were approximately 43,962 beneficial holders of our Common Stock as of November 16, 2007.

        As required by applicable NYSE listing rules, on February 9, 2007, following our 2007 Annual Meeting of Stockholders, our Chairman and Chief Executive Officer submitted to the NYSE a certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

Dividend Policy

        We have not paid any cash dividends on our Common Stock since our incorporation in 1979,. Future determination as to the payment of cash or stock dividends will depend upon our results of operations, financial condition, capital requirements, restrictions contained in our Credit Agreement, dated November 3, 2006 (the "Credit Agreement"), limitations contained in the indenture governing our 7 1/8% Senior Subordinated Notes due 2015 (the "Indenture"), and such other factors as our Board of Directors consider appropriate.

        The Credit Agreement prohibits our paying dividends or making any other distributions (other than dividends payable solely in shares of our common stock) to our stockholders. The Indenture similarly prohibits our paying dividends or making any other distributions to our stockholders, subject to some exceptions. Furthermore, except as expressly permitted in the Indenture, our subsidiaries are not permitted to invest in the Company. However, the Credit Agreement and the Indenture do permit our subsidiaries to pay us dividends.

        For additional information regarding these lending arrangements and securities, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources," and the notes to the consolidated financial statements in this Report.

Securities Authorized for Issuance under Equity Compensation Plans

        For information regarding securities authorized for issuance under our equity compensation plans, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," in this Report.

Issuer Purchases of Equity Securities

        The Company sponsored Employee Stock Ownership Plan purchased fifty five thousand shares of our common stock at $40.48 per share in the open market during December 2006.

        The following table provides information with respect to our purchase of NBTY Common Stock during the fourth quarter of fiscal 2007 (shares in thousands):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Number of Shares that May Yet Be Purchased Under the Program
8/1/2007-8/31/2007	421	$35.17	421	10,566

Total	421		421

(1)
All shares were repurchased in open-market transactions as part of our publicly announced 20 million share repurchase program, announced on March 11, 1999. At September 30, 2007, there were 10,566 shares that may yet be repurchased under this program.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among NBTY, Inc., The NYSE Composite Index
And The NYSE HealthCare Index

*
$100 invested on 9/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending September 30.

Item 6.    Selected Financial Data

        The following table sets forth the selected financial data derived from the audited financial statements of the Company. For additional information, see the consolidated financial statements of the Company and the notes thereto. The selected historical financial data of the Company also should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," in this Annual Report.

	Fiscal Years Ended September 30,
	2007	2006	2005	2004	2003
	(Dollars and shares in thousands, except per share amounts)
Selected Income Statement Data:
Net sales	$2,014,506	$1,880,222	$1,737,187	$1,652,031	$1,192,548

Costs and expenses:
Cost of sales	966,784	992,197	895,644	822,412	554,804
Discontinued product charge	—	—	—	—	4,500
Advertising, promotion and catalog	120,126	103,614	108,005	85,238	66,455
Selling, general and administrative	619,995	598,742	588,166	554,838	435,748
Trademark/goodwill impairment	—	10,450	7,686	—	—

Income from operations	307,601	175,219	137,686	189,543	131,041
Interest expense	(16,749)	(25,924)	(26,475)	(24,663)	(17,384)
Bond investment write-down	—	—	—	—	(4,084)
Miscellaneous, net	13,124	3,532	8,051	4,125	5,424

Income before provision for income taxes	303,976	152,827	119,262	169,005	114,997
Provision for income taxes	96,044	41,042	41,125	57,156	33,412

Net income	$207,932	$111,785	$78,137	$111,849	$81,585

Per Share Data:
Net income per share:
Basic	$3.09	$1.66	$1.16	$1.67	$1.23
Diluted	$3.00	$1.62	$1.13	$1.62	$1.19
Weighted average common shares outstanding:
Basic	67,268	67,199	67,162	66,793	66,452
Diluted	69,404	69,130	69,137	69,069	68,538
Selected Balance Sheet Data:
Working Capital	$575,255	$391,713	$475,728	$359,847	$311,865
Total assets	1,534,935	1,304,310	1,482,302	1,232,653	1,195,782
Long-term debt, net of current portion	210,106	191,045	428,204	306,531	413,989
Total stockholders' equity	1,055,970	839,432	716,055	639,798	514,799

        Operating results in all periods presented reflect the impact of acquisitions. The timing of those acquisitions and the changing mix of businesses as acquired companies are integrated into the Company may affect the comparability of results from one period to another. (See Note 3 of the notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report.)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        Readers are cautioned that certain statements contained herein are forward-looking statements and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements" on page 1. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. This discussion also should be read in conjunction with the notes to our consolidated financial statements contained in Part II, Item 8, "Financial Statements and Supplementary Data," of this Report. Dollar amounts are in thousands, unless otherwise noted.

Background

        We are a leading global vertically integrated manufacturer, marketer, distributor and retailer of a broad line of high-quality, value-priced nutritional supplements in the United States and throughout the world. We market approximately 22,000 products under numerous brands, including Nature's Bounty®, Vitamin World®, Puritan's Pride®, Holland & Barrett®, Rexall®, Osteo-Bi-Flex®, Flex-a-min®, Knox®, Sundown®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®, DeTuinen®, Le Naturiste™, SISU®, Solgar® and Ester-C®. We have continued to grow through our marketing practices and through a series of strategic acquisitions. Since 1986, we have acquired and successfully integrated over 30 companies or businesses engaged in the manufacturing, retail and Direct Response sale of nutritional supplements, including:

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

  •
  Fiscal 2002: Healthcentral.com, Knox NutraJoint®, and Synergy Plus® product lines/operations;

  •
  Fiscal 2003: Rexall Sundown Inc., Health and Diet Group Ltd. ("GNC (UK)"), FSC Wholesale, and the DeTuinen chain of retail stores;

  •
  Fiscal 2005: Le Naturiste Jean-Marc Brunet ("Le Naturiste"), SISU, Inc. ("SISU") and Solgar Vitamin and Herb ("Solgar"), formerly a division of Wyeth Consumer Healthcare; and

  •
  Fiscal 2007: Ester-C®, (formerly Zila Nutraceuticals, Inc.).

        We market our products through four distribution channels:

  •
  Wholesale/US Nutrition—distributes product under various brand names, each targeting specific market groups that include wholesalers, distributors, food, drug and mass merchandisers, pharmacies, health food stores, bulk and international customers.

  •
  North American Retail—operations include 457 Vitamin World and Nutrition Warehouse stores selling proprietary brand and third-party products in the U.S. and our Canadian operation of 80 Le Naturiste stores.

  •
  European Retail—operations include 507 Holland & Barrett stores and 31 GNC stores in the UK, 69 DeTuinen stores in the Netherlands and 19 Nature's Way stores in Ireland, selling proprietary brand and third-party products.

  •
  Direct Response/E-Commerce—operations include the sale of proprietary brand and third-party products primarily through mail order catalog and the internet.

        Retail store activity, including both Company-operated and independent franchised stores, during the fiscal years ended September 30, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
North American Retail stores:
Open at beginning of the period	572	643	557
Acquired during the period(a)	—	—	103
Opened during the period	1	9	21
Closed during the period	(36)	(80)	(38)
Open at end of the period	537	572	643
European Retail stores:
Open at beginning of the period	617	612	602
Opened during the period	12	11	16
Closed during the period	(3)	(6)	(6)
Open at end of the period	626	617	612

(a)
On February 25, 2005, we acquired the Canadian Le Naturiste chain of retail stores. At the time of the acquisition, the Le Naturiste chain operated 99 company-owned stores and 4 franchised stores located throughout Quebec.

        Our net sales from Wholesale/US Nutrition, North American Retail, European Retail, and Direct Response/E-Commerce, as a percentage of consolidated net sales, were approximately 48%, 11%, 31% and 10%, respectively, for the fiscal year ended September 30, 2007. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. Gross margins are affected by, among other things, changes in the relative sales mix among our four distribution channels, the level of promotional programs offered. Historically, gross margins from our Direct Response/E-Commerce and two retail divisions have typically been higher than gross margins from our wholesale division.

Critical Accounting Estimates and Policies

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As with any set of assumptions and estimates, there is a range of reasonably likely amounts that may be reported. However, we believe there would be no significant difference in the reported amounts had we used other reasonable assumptions.

        The following critical accounting policies have been identified as those that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition:

        We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin 104. We recognize product sales revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Since the terms for most sales within the Wholesale and Direct Response segments are F.O.B. destination, generally title and risk of loss transfer to the customer at the time the product is received by the customer. With respect to our own retail store operations, we recognize revenue upon the sale of our products to retail customers. Our net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional program incentive allowances.

Sales Returns and Other Allowances:

        At the time revenue is recognized, we simultaneously record estimates for various items, which reduce product sales. These items include estimates for product returns and for promotional program incentive activities for various types of incentives offered to customers. In addition, we maintain an allowance for doubtful accounts for which bad debt expense is a component of selling, general and administrative expense.

  Allowance for sales returns:

        We analyze sales returns in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48 "Revenue Recognition When Right of Return Exists" ("SFAS 48"). We are able to make reasonable and reliable estimates of product returns based on our past 28 year history in the business. We also monitor the buying patterns of the end-users of our products based on sales data received by our over 1,100 retail outlets in North America and Europe. Estimates for sales returns are based on a variety of factors including actual return experience of any specific product or similar product. We also review our estimates for product returns based on expected return data communicated to us by customers. Additionally, we monitor the levels of inventory at our largest customers to avoid excessive customer stocking of merchandise. Allowances for returns of new products are estimated by reviewing data of any prior relevant new product introduction return information. Accordingly, we believe that our historical returns analysis is an accurate basis for our allowance for sales returns.

  Promotional program incentive allowance:

        We estimate our allowance for promotional program incentives based upon specific outstanding programs and historical experience. The allowance for sales incentives offered to customers is based on various contractual terms or other arrangements agreed to in advance with certain customers. Generally, customers earn such incentives as specified sales volumes are achieved.

  Allowance for doubtful accounts:

        We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current creditworthiness, as determined by the review of their current credit information. Customer account activity is continuously monitored. As a result of this review process, we record bad debt expense, which is based upon historical experience as well as specific customer collection issues that have been identified, to adjust the carrying amount of the related receivable to its estimated realizable value. While such bad debt expenses have historically been within expectations and allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have had in the past. If the financial condition of one or more of our customers were to deteriorate, additional bad debt provisions may be required.

        The activity in the allowance for sales returns, promotional program incentive allowance and allowance for doubtful accounts is as follows:

		Additions
	Balance at beginning of period	Charged to sales and expenses	Charged to other accounts		Deductions	Balance at end of period
Allowance for sales returns:
Fiscal year ended September 30, 2007	$10,778	$21,976	$—		$(24,255)	$8,499
Fiscal year ended September 30, 2006	$15,616	$28,113	$—		$(32,951)	$10,778
Fiscal year ended September 30, 2005	$9,108	$45,444	$143	(a)	$(39,079)	$15,616
Promotional program incentive allowance:
Fiscal year ended September 30, 2007	$30,439	$125,406	$—		$(128,416)	$27,429
Fiscal year ended September 30, 2006	$43,837	$137,138	$—		$(150,536)	$30,439
Fiscal year ended September 30, 2005	$37,495	$142,999	$383	(a)	$(137,040)	$43,837
Allowance for doubtful accounts:
Fiscal year ended September 30, 2007	$10,361	$(1,575)	$—		$(1,169)	$7,617
Fiscal year ended September 30, 2006	$9,155	$1,427	$—		$(221)	$10,361
Fiscal year ended September 30, 2005	$9,389	$182	$—		$(416)	$9,155

(a)
Represents the opening balance sheet reserves from the Solgar acquisition.

Inventories:

        Inventories are stated at the lower of cost (first-in first-out method) or market. The cost elements of inventories include materials, labor and overhead. We use standard costs for labor and overhead and periodically adjust those standards. We establish reserves for our inventories to reflect situations in which the cost of the inventory is not expected to be recovered. We regularly review our inventories, including when product is close to expiration and is not expected to be sold, when product has reached our expiration date, or when product is not expected to be saleable based on our quality assurance and quality control standards. The reserve for these products is equal to all or a portion of the cost of the related inventory based on specific facts and circumstances. In determining whether inventories are stated at the lower of cost or market, we consider such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. We periodically evaluate the current level of inventories considering historical sales and other factors and, based on this evaluation, record an adjustment to cost of goods sold to reduce inventories to net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or competition differ from expectations.

Long-Lived Assets:

        We periodically review the values assigned to long-lived assets, such as property, plant and equipment, intangibles, assets held for sale and goodwill. The associated depreciation and amortization periods for long-lived assets and intangibles are reviewed on an annual basis.

        In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluate the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We consider the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or loss of key contracts acquired in an acquisition relative to expected future operating results; (ii) significant changes in the manner or use of the acquired assets in our overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in our stock price for a sustained period of time; and (vi) regulatory changes.

        During fiscal 2007, 2006 and 2005, we recognized impairment charges of $1,336, $3,141 and $3,518, respectively, on assets to be held and used. The impairment charges in each of these years related primarily to leasehold improvements and furniture and fixtures for the North American Retail operations and were recorded in selling, general and administrative expense in the Consolidated Statements of Income. During fiscal 2007, we recognized an additional impairment charge of $2,600 on land and building held for sale located in Augusta, Georgia. During fiscal 2005, we recognized an additional impairment charge of $1,908 on a corporate building held for sale that was acquired in the 2003 Rexall acquisition.

        Goodwill and other indefinite-lived intangibles are tested for impairment annually, or more frequently if impairment indicators arise, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The SFAS No. 142 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to our carrying value. We estimate the fair value of a reporting unit using a discounted cash flow model. If the fair value of a reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of a reporting unit to its net assets other than goodwill. The excess of the fair value over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit's goodwill. The implied fair value of the reporting unit's goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. These evaluations require the use of judgment as to the effects of external factors and market conditions on our conduct of operations, and they require the use of estimates in projecting future operating results. If actual external conditions or future operating results differ from our judgments, impairment charges may be necessary to reduce the carrying value of the subject assets. The fair value of an asset could vary, depending upon the different estimating methods employed, as well as assumptions made. This may result in a possible impairment of the intangible assets and/or goodwill. An impairment charge would reduce operating income in the period it was determined that the charge was needed. We test goodwill annually as of September 30, the last day of our fourth fiscal quarter, unless an event occurs that would cause us to believe the value is impaired at an interim date. No impairment adjustments were deemed necessary as a result of the September 30, 2007 and 2006 goodwill and indefinite-lived intangible assets impairment testing. During fiscal 2005, we recognized a $7,686 impairment charge of goodwill for the North American Retail reporting unit, which fully impaired this segment's goodwill.

        During fiscal 2006, due to continued difficult market conditions experienced in our low carb product line, we discontinued selling our Carb Solutions branded products (which was acquired as part of the acquisition of Rexall Sundown in 2003) since the brand related to this trademark had virtually no future undiscounted cash flow to support its carrying value. Accordingly, we wrote off the net carrying value of the Carb Solutions trademarked brand of $10,450 during the fiscal year ended September 30, 2006.

Income Taxes:

        We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as tax credit carrybacks and carryforwards. We periodically review the recoverability of deferred tax assets recorded on the balance sheet and provide valuation allowances as we deem necessary to reduce such deferred tax assets to the amount that will, more likely than not, be realized. We make judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. In our opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Accruals for Litigation and Other Contingencies:

        We are subject to legal proceedings, lawsuits and other claims related to various matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We determine the amount of reserves needed, if any, for each individual issue based on our knowledge and experience and discussions with legal counsel. These reserves may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach, such as a change in settlement strategy. In some instances, we may be unable to make a reasonable estimate of the liabilities that may result from the final resolution of certain contingencies disclosed and accordingly, no reserve is recorded until such time that a reasonable estimate may be made.

General

        Operating results in all periods presented include the results of operations of acquired businesses from the date of acquisition. The timing of those acquisitions and the changing mix of businesses as acquired companies are integrated may affect the comparability of results from one period to another.

Results of Operations

        The following table sets forth for the periods indicated, the Consolidated Statements of Income expressed as a percentage of total net sales. Percentages may not add due to rounding.

	Fiscal year ended September 30,
	2007	2006	2005
Net sales	100%	100%	100%
Costs and expenses:
Cost of sales	48.0%	52.8%	51.6%
Advertising, promotion and catalog	6.0%	5.5%	6.2%
Selling, general and administrative	30.8%	31.8%	33.9%
Trademark/goodwill impairment	—	0.6%	0.4%

	84.7%	90.7%	92.1%

Income from operations	15.3%	9.3%	7.9%

Other income (expense):
Interest	-0.8%	-1.4%	-1.5%
Miscellaneous, net	0.7%	0.2%	0.5%

	-0.2%	-1.2%	-1.1%

Income before provision for income taxes	15.1%	8.1%	6.9%
Provision for income taxes	4.8%	2.2%	2.4%

Net income	10.3%	5.9%	4.5%

Fiscal Year Ended September 30, 2007 ("fiscal 2007") Compared to Fiscal Year Ended September 30, 2006 ("fiscal 2006")

Net Sales

        Net sales by segment for the fiscal year ended September 30, 2007 as compared with the prior comparable period were as follows:

	Net Sales by Segment Fiscal year ended September 30,
	2007		2006
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale/US Nutrition	$976,814	48.5%	$885,146	47.1%	$91,668	10.4%
North American Retail	223,435	11.1%	234,215	12.5%	(10,780)	-4.6%
European Retail	620,281	30.8%	564,933	30.0%	55,348	9.8%
Direct Response/E-Commerce	193,976	9.6%	195,928	10.4%	(1,952)	-1.0%

Net sales	$2,014,506	100.0%	$1,880,222	100.0%	$134,284	7.1%

Wholesale/US Nutrition

        Net sales for the Wholesale/US Nutrition segment increased $91,668 or 10.4% to $976,814 for the fiscal year ended September 30, 2007. This increase was primarily due to increased revenue from existing customers, new product introductions and promotions. Some of the major brands in this segment include Nature's Bounty, Solgar, Osteo Bi-Flex and Rexall. Collectively, these brands represent over 40% of the division's net sales in fiscal 2007. In addition, our wholesale net sales to international customers increased $16,992, or 12.2% to $156,308 in fiscal 2007. We continue to adjust shelf space allocation between the US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition's position in the mass market. Wholesale/ US Nutrition continues to leverage valuable consumer sales information obtained from our Vitamin World retail stores and Puritan's Pride Direct Response/E-Commerce operations to provide our mass-market customers with data and analyses to drive mass market sales.

        Product returns were $21,976 or 2.2% of net sales for the fiscal year ended September 30, 2007 as compared to $28,113 or 3.2% of net sales for the prior comparable period. The product returns for the fiscal year ended September 30, 2007 and 2006 were mainly attributable to returns in the ordinary course of business. The product returns for the fiscal year ended September 30, 2006 were comprised of low carb related products as well as returns in the ordinary course of business. We expect sales returns relating to normal business operations to trend at approximately 2% of wholesale sales.

North American Retail

        Net sales for this segment decreased $10,780 or 4.6% to $223,435 for the fiscal year ended September 30, 2007. This decrease was primarily due to 35 fewer Vitamin World and Le Naturiste stores operating at the end of fiscal 2007 as compared to the prior comparable period, which reduced sales by approximately $7,400. Same store sales for stores open more than one year increased one percent. Additionally, the number of customers in the Savings Passport Program, a customer loyalty program, increased approximately 1.3 million to 8.3 million customers at September 30, 2007, as compared to 7.0 million customers at the end of the prior comparable period. The Savings Passport Card is used to increase customer traffic and provide incentives for customers to purchase at Vitamin World. It is also a tool we utilize to track customer preferences and purchasing trends. During the fiscal year ended September 30, 2007, we closed 36 under-performing Vitamin World and Le Naturiste stores. We anticipate opening between 10 and 12 stores and may close up to 20 stores during the 2008 fiscal year.

        The following is a summary of North American Retail store activity for the fiscal year ended September 30, 2007 and 2006:

North American Retail stores:	Fiscal 2007	Fiscal 2006
Vitamin World
Company-owned stores
Open at beginning of the period	476	542
Opened during the period	1	9
Closed during the period	(20)	(75)
Open at end of the period	457	476
Le Naturiste
Company-owned stores
Open at beginning of the period	95	97
Opened during the period	—	3	*
Closed during the period	(15)	(5)
Open at end of the period	80	95
Franchised stores
Open at beginning of the period	1	4
Opened during the period	—	—
Closed during the period	(1)	(3	)*
Open at end of the period	—	1

*
3 franchised stores were converted to company-owned stores during the period

European Retail

        The increase in net sales of $55,348, or 9.8%, for fiscal 2007 is primarily the result of favorable foreign currency translation. Due, in part, to the difficult retail environment, same store sales for stores open more than one year, in local currency, essentially remained unchanged from the prior fiscal year. Same store sales in U.S. dollars increased 8.4% or $46,779 as compared to the prior comparable period. The European Retail division continues to leverage its premier status, high street locations and brand awareness to achieve these results.

        The following is a summary of European Retail store activity for the fiscal years ended September 30, 2007 and 2006:

European Retail stores:	Fiscal 2007	Fiscal 2006
Company-owned stores
Open at beginning of the period	596	590
Opened during the period	11	12
Closed during the period	(3)	(6)
Open at end of the period	604	596
Franchised stores
Open at beginning of the period	21	22
Opened during the period	1	—
Closed during the period	—	(1)

Direct Response/E-Commerce

        Direct Response/E-Commerce net sales, which includes both mail order and on-line net sales, decreased $1,952 or 1.0% for the fiscal year ended September 30, 2007. This decrease reflects the lowering of prices to gain a greater share of the market in a highly competitive environment. In addition, the average order size in dollars decreased approximately 6.2% as compared to the prior fiscal year. On-line net sales comprised 37.7% of this segment's net sales for the fiscal year ended September 30, 2007 as compared to 33.2% in fiscal 2006. We remain a leader in the Direct Response and E-Commerce sectors and continue to increase the number of products available via our catalog and websites. We continue to vary our promotional strategy throughout the fiscal year and, as such, our historical results reflect this pattern and should be viewed on an annual, and not quarterly, basis.

Gross Profit

        Gross profit as a percentage of net sales by segment for the fiscal year ended September 30, 2007 as compared to the prior comparable period was as follows:

	Gross Profit by Segment Fiscal year ended September 30,
	2007		2006
Segment	Gross Profit	% of sales	Gross Profit	% of sales	$ change	Gross Profit change
Wholesale/US Nutrition	$404,350	41.4%	$282,241	31.9%	$122,109	9.5%
North American Retail	132,638	59.4%	136,882	58.4%	(4,244)	1.0%
European Retail	394,951	63.7%	352,360	62.4%	42,591	1.3%
Direct Response/E-Commerce	115,783	59.7%	116,542	59.5%	(759)	0.2%

Gross Profit	$1,047,722	52.0%	$888,025	47.2%	$159,697	4.8%

        The Wholesale/US Nutrition segment's gross profit as a percentage of net sales increased to 41.4% for the fiscal year ended September 30, 2007 from 31.9% the prior fiscal year principally as a result of greater efficiencies generated in manufacturing and supply chain management brought about by economies of scale and changes in product mix. Some of the largest contributors to gross profit in this segment include Nature's Bounty, Solgar, Osteo Bi-Flex and Rexall. Gross profit percentage increases were realized across substantially all wholesale categories. These increases were partially offset by higher purchase prices of certain products, including whey protein, particularly in the fourth quarter of fiscal 2007 and which we expect will continue into fiscal 2008. We anticipate passing on these higher prices to customers in fiscal 2008.

        The increase in the European Retail segment's gross profit dollars is primarily the result of favorable foreign currency translation. The increase in gross profit in the North American Retail segment primarily reflects changes in product mix. The gross profit in the Direct Response/E-Commerce segment remained relatively unchanged and relates to the timing of discounting of products and changes in the promotional programs in effect this period as compared to the prior comparable period. Based on the highly competitive nature of the Direct Response/E-Commerce segment, we expect there will be pressure on the margins in this segment in future periods.

        Our gross profit percentage, across all segments, is affected by the fluctuation in the purchase price of certain raw materials, as well as many other factors. Towards the end of fiscal 2007, we experienced an increase in the purchase price of certain raw materials, which we expect will continue into fiscal 2008.

Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses by segment for the fiscal year ended September 30, 2007 as compared with the prior fiscal year were as follows:

	Fiscal year ended September 30,
				% Change
	2007	2006	$ Change
Wholesale/US Nutrition	$79,184	$63,407	$15,777	24.9%
North American Retail	8,581	8,241	340	4.1%
European Retail	13,765	13,214	551	4.2%
Direct Response/E-Commerce	17,986	18,466	(480)	-2.6%
Corporate	610	286	324	113.3%

Total	$120,126	$103,614	$16,512	15.9%

Percentage of net sales	6.0%	5.5%

        The increase in the Wholesale/US Nutrition's advertising, promotions and catalogs expense is mainly attributable to the timing and number of advertising campaigns for some of our leading brands. During fiscal 2007, we increased television and other media advertising for our Osteo Bi-Flex and Ester-C brands, among others. We create our own advertising materials through our in-house staff of advertising associates. In the UK and Ireland, both Holland & Barrett and Nature's Way advertise on television and in national newspapers. GNC (UK) and De Tuinen also advertise in newspapers. SISU advertises in trade journals and magazines.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses by segment for the fiscal year ended September 30, 2007 as compared with the prior comparable period were as follows:

	Fiscal year ended September 30,
				% Change
	2007	2006	$ Change
Wholesale/US Nutrition	$128,395	$132,560	$(4,165)	-3.1%
North American Retail	121,286	128,310	(7,024)	-5.5%
European Retail	224,220	195,689	28,531	14.6%
Direct Response/E-Commerce	47,092	45,328	1,764	3.9%
Corporate	99,002	96,855	2,147	2.2%

Total	$619,995	$598,742	$21,253	3.5%

Percentage of net sales	30.8%	31.8%

        Wholesale/US Nutrition's selling, general and administrative expense decreased primarily due to higher severance costs for the fiscal year ended September 30, 2006 related to a workforce reduction which in turn decreased headcount and salaries for the fiscal year ended September 30, 2007 as compared to the prior fiscal year. The decrease in the North American Retail's selling, general and administrative expense is primarily due to a decrease in salaries, rents and related lease expenses and depreciation as a result of 35 fewer stores in operation during the fiscal year ended September 30, 2007 as compared to the prior fiscal year. In addition, asset impairment charges relating to certain under-performing North American Retail stores decreased $1,805 during fiscal 2007 as compared to the prior comparable fiscal year. The European Retail's selling, general and administrative expense increased primarily due to foreign exchange translation of $18,380 and a combined increase in building and salary expenses of $10,039 relating primarily to inflationary increases and the renegotiation of leases for a number of our prime retail locations.

Trademark Impairment

        In March 2006, due to continued difficult market conditions, we discontinued our Carb Solutions low-carb product line, which was acquired as part of the acquisition of Rexall Sundown in 2003. Accordingly, we wrote off the carrying value of the Carb Solutions trademarked brand of $10,450 during the fiscal year ended September 30, 2006.

Interest Expense

        Interest expense decreased $9,175 to $16,749 for fiscal 2007 as compared to $25,924 primarily due to the elimination of interest and deferred financing fees on Term Loans A and C of $7,883 which were fully repaid in fiscal 2006.

Miscellaneous, net

        The components of miscellaneous, net were as follows:

	Fiscal year ended September 30,
	2007	2006	$ Change
Foreign exchange gains (losses)	$4,535	$(1,723)	$6,258
Investment income	7,134	3,229	3,905
Rental income	865	738	127
Other	590	1,288	(698)

Total	$13,124	$3,532	$9,592

        Miscellaneous, net increased due to the unrealized foreign exchange gains on intercompany balances for the fiscal year ended September 30, 2007 as compared to unrealized foreign exchange losses in the prior comparable period primarily associated with the weakening of the U.S. dollar against the British pound, as well as investment income on higher cash equivalents and short term investment balances.

Provision for Income Taxes

        Our income tax expense is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct our business, and our ability to utilize state tax credits that expire primarily between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the fiscal year ended September 30, 2007 was 31.6%, compared to 26.9% in the prior fiscal year. The fiscal year 2007 tax rate is lower than the statutory rate due to our decision to reinvest a portion of our foreign earnings in a lower tax jurisdiction, as well as our ability to partially utilize our prior year state and local investment tax credits. The fiscal year 2006 tax rate is lower than the statutory rate primarily due to the Foreign Earnings Repatriation ("FER") provision in the American Jobs Creation Act of 2004. During the fiscal year ended September 30, 2006, we estimated and recorded an incremental benefit of $11,289 relative to the FER provision.

Fiscal Year Ended September 30, 2006 ("fiscal 2006") Compared to Fiscal Year Ended September 30, 2005 ("fiscal 2005")

Net Sales

        Net sales by segment for the fiscal year ended September 30, 2006 as compared with the prior fiscal year were as follows:

	Net Sales by Segment Fiscal year ended September 30,
	2006		2005
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale/US Nutrition	$885,146	47.1%	$747,234	43.0%	$137,912	18.5%
North American Retail	234,215	12.5%	224,008	12.9%	10,207	4.6%
European Retail	564,933	30.0%	566,140	32.6%	(1,207)	-0.2%
Direct Response/E-Commerce	195,928	10.4%	199,805	11.5%	(3,877)	-1.9%

Net sales	$1,880,222	100.0%	$1,737,187	100.0%	$143,035	8.2%

Wholesale/US Nutrition

        Net sales for the Wholesale/US Nutrition segment, which markets certain brands, including Nature's Bounty, Met-Rx, Sundown and Solgar, increased primarily due to the following:

Increase in sales from Solgar, acquired August 1, 2005	$82,764
Increase in sales from SISU, acquired June 8, 2005	$9,192

        The balance of the increase is attributed to sales generated from strategic promotional advertising of our brands. We continue to adjust shelf space allocation among the several US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition's position in the mass market. US Nutrition continues to leverage valuable consumer sales information obtained from our Vitamin World retail stores and Puritan's Pride Direct Response/E-Commerce operations to provide our mass-market customers with data and analyses to drive mass market sales.

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

        For the years ended September 30, 2006 and 2005, two customers of the Wholesale/US Nutrition segment represented, individually, more than 10% of the Wholesale/US Nutrition segment's net sales. One of these customers is primarily a supplier to the other customer; therefore, changes in our business relationship with either customer would likely result in the loss of most of the net sales to both customers. While no one customer represented individually more than 10% of our consolidated net sales in fiscal 2006 or fiscal 2005, the loss of either one of these customers would have a material adverse effect on the Wholesale/US Nutrition segment if we are unable to replace such customer(s).

North American Retail

        The increase in net sales for the North American Retail segment is primarily due to increased sales from Le Naturiste ($8,568), which was acquired on February 25, 2005 (in fiscal 2005). Additionally, although 75 U.S. Retail stores were closed during fiscal 2006, the U.S. Retail same store sales for stores open more than one year increased $10,532 or 5.7% which also contributed to this increase. This increase was offset by the decline in the number of Vitamin World stores in operation during fiscal 2006 as compared to fiscal 2005 (66 fewer U.S. Retail stores) for a total net $1,639 annual net sales increase in U.S. Retail stores. The number of customers in the Savings Passport Program, a customer loyalty program, increased approximately 1.1 million to 7.0 million customers at September 30, 2006, as compared to 5.9 million customers at September 30, 2005. The Savings Passport Card is used to increase customer traffic and provide incentives for customers to purchase at Vitamin World. It is also a tool we utilizes to track customer preferences and purchasing trends.

        The following is a summary of North American Retail store activity for fiscal 2006 and fiscal 2005:

North American Retail stores:	Fiscal 2006		Fiscal 2005
Vitamin World
Open at beginning of the period	542		557
Opened during the period	9		21
Closed during the period	(75)		(36)
Open at end of the period	476		542
Le Naturiste
Company-owned stores
Open at beginning of the period	97		—
Acquired during the period	—		99
Opened during the period	3	*	—
Closed during the period	(5)		(2)
Open at end of the period	95		97
Franchised stores
Open at beginning of the period	4		—
Acquired during the period	—		4
Opened during the period	—		—
Closed during the period	(3	)*	—
Open at end of the period	1		4

  *
  3 franchised stores were converted to company-owned stores during the period

European Retail

        The decrease in the European Retail segment's net sales is primarily the result of the unfavorable effect of the decrease in the exchange rate for the British pound, resulting in a decrease of $18,605 or 3.3% in fiscal 2006 as compared to fiscal 2005. The European Retail same store sales for stores open more than one year increased $7,019 or 1.3% in fiscal 2006 as compared to fiscal 2005. However, in local currency same store sales for stores open more than one year increased 4.1% in fiscal 2006 as compared to fiscal 2005. The European Retail division continues to leverage our premier status, high street locations and brand awareness to achieve these results.

        The following is a summary of European Retail store activity for fiscal 2006 and fiscal 2005:

European Retail stores:	Fiscal 2006	Fiscal 2005
Company-owned stores
Open at beginning of the period	590	577
Opened during the period	12	16
Closed during the period	(6)	(3)
Open at end of the period	596	590
Franchised stores
Open at beginning of the period	22	25
Opened during the period	—	—
Closed during the period	(1)	(3)
Open at end of the period	21	22

Direct Response/E-Commerce

        Direct Response/E-Commerce net sales decreased primarily due to the timing of promotional catalogues and the negative impact of lower sales in the first fiscal quarter of the year. The average order size increased 6.5% in fiscal 2006 as compared to fiscal 2005. On-line net sales comprised 33.6% of this segment's net sales for fiscal 2006 and increased 21.6% for fiscal 2006 as compared to fiscal 2005. We remain a leader in the Direct Response and E-Commerce sectors and continue to increase the number of products available via our catalog and websites.

Gross Profit

        Gross profit as a percentage of net sales by segment for fiscal 2006 as compared to fiscal 2005 is as follows:

	Gross Profit by Segment Fiscal year ended September 30,
	2006		2005
Segment	Gross Profit	% of sales	Gross Profit	% of sales	$ change	Gross Profit change
Wholesale/US Nutrition	$282,241	31.9%	$252,946	33.9%	$29,295	-2.0%
North American Retail	136,882	58.4%	122,917	54.9%	13,965	3.5%
European Retail	352,360	62.4%	352,849	62.3%	(489)	0.1%
Direct Response/E-Commerce	116,542	59.5%	112,831	56.5%	3,711	3.0%

Gross Profit	$888,025	47.2%	$841,543	48.4%	$46,482	5.5%

        The Wholesale/US Nutrition segment's gross profit as a percentage of net sales decreased to 31.9% for fiscal 2006 from the comparable period of 33.9%. The gross profit for this segment was negatively affected by changes in product mix, increases in promotional incentives, competitive pricing in the joint care category and higher prices paid for certain raw materials. Product returns for fiscal 2006 were $28,113, compared to $45,444 for the prior comparable period. A majority of the returns in fiscal 2005 were unsaleable as these returns were for low carb products, resulting from the contraction in the low carb market. The North American Retail gross profit increased primarily due to a change in the promotional strategy at store level. The retail promotional strategy is regularly revised to maximize specialty sales and gross profit. The European Retail gross profit remained unchanged as compared to the prior comparable period. Direct Response/E-Commerce gross profit increased primarily due to varied price promotions offered to customers.

Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses by segment for fiscal 2006 as compared to fiscal 2005 are as follows:

	Fiscal year ended September 30,
				% Change
	2006	2005	$ Change
Wholesale/US Nutrition	$63,407	$76,086	$(12,679)	-16.7%
North American Retail	8,241	7,920	321	4.1%
European Retail	13,214	7,148	6,066	84.9%
Direct Response/E-Commerce	18,466	16,526	1,940	11.7%
Corporate	286	325	(39)	-12.0%

Total	$103,614	$108,005	$(4,391)	-4.1%

Percentage of net sales	5.5%	6.2%

        The decrease in advertising expense in fiscal 2006 as compared to fiscal 2005 is mainly due to the discontinuance of aggressive promotions for some of our leading brands. NBTY creates our own advertising materials through our in-house staff of associates. In the UK and Ireland, both Holland & Barrett and Nature's Way advertise on television and in national newspapers and conduct sales promotions. GNC (UK) and De Tuinen also advertise in newspapers and conduct sales promotions. SISU advertises in trade journals and magazines and conducts sales promotions.

        The Wholesale/US Nutrition segment's advertising expenses decreased due to less emphasis on advertising through providing marketing incentives to customers. European Retail increased our advertising for specific television campaigns to maintain sales during the fiscal year.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses by segment for fiscal 2006 as compared to fiscal 2005 are as follows:

	Fiscal year ended September 30,
				% Change
	2006	2005	$ Change
Wholesale/US Nutrition	$132,560	$108,987	$23,573	21.6%
North American Retail	128,310	133,526	(5,216)	-3.9%
European Retail	195,689	194,242	1,447	0.7%
Direct Response/E-Commerce	45,328	44,052	1,276	2.9%
Corporate	96,855	107,359	(10,504)	-9.8%

Total	$598,742	$588,166	$10,576	1.8%

Percentage of net sales	31.8%	33.9%

        The Wholesale/US Nutrition segment's selling, general and administrative expenses increased primarily due to such expenses of Solgar and SISU, acquired on August 1, 2005 and June 8, 2005, respectively. Selling, general and administrative expense increases for Solgar and SISU for the fiscal year ended September 30, 2006 were $24,305 and $3,357, respectively. These increases were offset by decreases in insurance due to lower premiums and decreased freight costs, which declined mainly due to changes in certain freight carriers and obtaining more favorable rates. The European Retail's selling, general and administrative expense increased due to increases in building and real estate tax expense, which is primarily the result of an increase in the number of stores in operation as compared to the prior like period. The European Retail's selling, general and administrative expense increase was offset by $6,383 attributable to foreign exchange. The decline in the North American Retail's selling, general and administrative expense is primarily due to less salaries, building and depreciation expenses as a result of the reduction in the number of stores in operation as compared to the prior like period.

Trademark/goodwill impairments

        Due to continued difficult market conditions, we discontinued our Carb Solutions low carb product line, acquired as part of the acquisition of Rexall Sundown in 2003. Accordingly, we wrote off the carrying value of the Carb Solutions trademark branded products of $10,450 in fiscal 2006. During fiscal 2005, we recorded a goodwill impairment charge of $7,686 for the North American Retail operations (Vitamin World operations).

Interest expense

        Interest expense decreased $551 to $25,924 for fiscal 2006 as compared to $26,475 in fiscal 2005 primarily due to the paying down of the Term Loan C in April 2006 of $4,026 and an increase in capitalized interest of $491 in the current fiscal year compared to the prior comparable period. These decreases were partially offset by an increase in interest expense for fiscal 2006 on Term Loan A of $2,569 which was issued on August 1, 2005, in connection with our acquisition of Solgar. As Term Loan A was not outstanding during most of fiscal 2005, there was no such interest expense in that period.

Miscellaneous, net

        Miscellaneous, net decreased for fiscal 2006 as compared to fiscal 2005 as follows:

	Fiscal year ended September 30,
	2006	2005	$ Change
Foreign exchange (losses) gains	$(1,723)	$4,286	$(6,009)
Investment income	3,229	1,935	1,294
Rental income	738	991	(253)
Other	1,288	839	449

Total	$3,532	$8,051	$(4,519)

        The decrease in miscellaneous, net is primarily due to the unrealized foreign exchange (losses)/gains on intercompany balances associated with the strengthening of the U.S. dollar against the British pound as compared to the prior comparable period.

Provision for Income Taxes

        Our income tax expense is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conducts business, and our ability to utilize state tax credits that will begin to expire in 2013. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for fiscal 2006 was 26.9%, as compared to 34.5% for fiscal 2005. The decline in the effective rate was mainly attributable to the impact of the Foreign Earnings Repatriation ("FER") provision in the American Jobs Creation Act of 2004, which impacted fiscal 2006 by $11,289 (7.4% impact to the rate, see discussion below). As we principally repatriated foreign earnings in prior years, we are essentially repatriating fiscal 2006 foreign earnings at a more beneficial rate under the American Jobs Creations Act of 2004. The effective income tax rates were generally less than the U.S. federal statutory tax rate primarily due to the enhanced structure of foreign subsidiaries, which could also continue to impact future fiscal years, as well as the impact of the FER provision of the American Jobs Creation Act of 2004 noted above.

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

Foreign Currency

        Approximately 36%, 35% and 34% of our net sales for the fiscal years ended September 30, 2007, 2006 and 2005, respectively, were denominated in currencies other than U.S. dollars, principally British pounds, euros and Canadian dollars. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on us, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of assets and total liabilities as of September 30, 2007 and 2006:

	2007	2006
Assets	32%	28%
Total liabilities	21%	19%

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. dollars. This process results in exchange rate gains and losses which are included as a separate component of stockholders' equity under the caption "Accumulated other comprehensive income."

        During the fiscal years of 2007, 2006 and 2005, translation gains (losses) of $18,268, $11,431 and ($5,121), respectively, were included in determining other comprehensive income. Accordingly, cumulative translation gains of approximately $47,295 and $29,027 were included as part of accumulated other comprehensive income within the consolidated balance sheet at September 30, 2007 and 2006, respectively.

        The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies against the U.S. dollar. These currencies include the British pound sterling, the euro and the Canadian dollar. Any future translation gains or losses could be significantly different than those noted in each of these years.

Liquidity and Capital Resources

        Our primary sources of liquidity and capital resources are cash generated from operations and a $325,000 revolving credit facility, which has not been drawn upon. The facility provides for revolving credit loans in the aggregate principal amount of up to $325,000 to be used for (a) the repayment of all obligations outstanding under our prior credit agreement (which consisted solely of commitment fees since we had previously repaid all amounts borrowed under the prior credit agreement), (b) working capital and other general corporate purposes, and (c) acquisitions. We have used cash to finance working capital, facility expansions, acquisitions, capital expenditures and debt service requirements. We anticipate these uses will continue to be our principal uses of cash in the future.

        The following table sets forth, for the periods indicated, cash balances, short-term investments and working capital:

	Fiscal year ended September 30,
	2007	2006	2005
Cash and cash equivalents at year end	$92,902	$89,805	$67,282
Cash and cash equivalents held by foreign subsidiaries	$70,663	$20,454	$36,369
Investments (short-term)	$121,382	$—	$39,900
Working capital	$575,255	$391,713	$475,728

        The following table sets forth, for the period indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Fiscal year ended September 30,
	2007	2006	2005
Cash flow provided by operating activities	$240,996	$312,963	$85,848
Cash flow (used in) provided by investing activities	$(228,665)	$7,385	$(250,541)
Cash flow (used in) provided by financing activities	$(12,211)	$(299,430)	$210,333
Inventory turnover	2.55	2.54	2.22
Days sales (Wholesale) outstanding in accounts receivable	38	38	43

        We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. Cash and cash equivalents held by our foreign subsidiaries are subject to U.S. income taxes upon repatriation to the U.S. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law. However, during fiscal 2007 we reinvested a portion of our foreign earnings in a lower tax jurisdiction.

        The increase in working capital of $183,542 as compared to September 30, 2006 was primarily due to cash flows from operations for the fiscal year ended September 30, 2007.

        The overall decrease in cash provided by operating activities during fiscal 2007 as compared to fiscal 2006 was mainly attributable to an increase in inventory reflecting our ongoing efforts to maintain a sufficient supply of product to respond to our increased sales levels, as well as the effect of our acquisition of Ester-C and the impact of foreign currency translation. This increase in inventory was partially offset by increased net income as compared to fiscal 2006.

        The overall increase in cash provided by operating activities during fiscal 2006 as compared to fiscal 2005 was mainly attributable to increased net income, changes in operating assets and liabilities and non-cash charges.

        Fiscal 2007 cash flows used in investing activities consisted primarily of the conversion of excess cash on hand to higher interest earning investments (Auction Rate Securities), purchases of property, plant and equipment, cash paid in the connection with the acquisition of Ester-C and cash held as collateral for a bank loan in the U.K. (see below).

        Fiscal 2006 cash flows provided by investing activities consisted primarily of proceeds from the sale of Auction Rate Securities, cash received from the seller in connection with the Solgar acquisition final net asset calculation and proceeds from the sale of property, plant and equipment, offset by the purchase of property, plant and equipment.

        Fiscal 2005 cash used in investing activities consisted primarily of the purchase of property, plant and equipment (of which $19,624 was attributable to a new distribution facility in Hazleton, Pennsylvania and $14,973 was attributable to the purchase of a manufacturing facility in Augusta, Georgia), cash paid for acquisitions (Le Naturiste, SISU and Solgar), net of cash acquired, the purchase of auction rate securities, the purchase of industrial revenue bonds, cash paid in connection with the Rexall acquisition dispute settlement, offset by proceeds from the sale of property, plant and equipment held for sale (mainly due to the sale of the Rexall building), proceeds from the sale of certain business assets of FSC, a Manchester, U.K. based wholesale operation which sold products to health food stores and pharmacies and the cash settlement received from the GNC (UK) purchase price dispute.

        Fiscal 2007 cash flows used in financing activities related to the purchase of treasury stock and payments for financing fees offset by the proceeds and related tax benefit from the exercise of stock options.

        Fiscal 2006 cash flows used in financing activities related to principal payments under long-term debt agreements (payments primarily related to the final redemption of the 8 5/8% notes of $75,542, the partial early extinguishment of the 7 1/8% Notes of $9,575, principal payments of $75,419 and $138,163 against Term Loan A and Term Loan C, respectively, and the pay down of our variable rate mortgage of $12,878) and net payments under the Revolving Credit Facility, offset by proceeds from short-term borrowings under our multi-currency loan agreement, proceeds from borrowings under the Revolving Credit Facility, proceeds from settlement of an interest rate swap, and the proceeds and related tax benefit from the exercise of stock options.

        Fiscal 2005 net cash flows provided by financing activities included proceeds from our bond offering, net of discount, proceeds from sale-leaseback, proceeds from borrowings under long-term debt agreements, net proceeds from borrowing under the Revolving Credit Facility and the exercise of stock options, offset by principal payments under long-term debt agreements, payments related to bond issuance costs and the purchase of treasury stock.

        We believe our cash generated from operations, as well as our borrowings available under our $325,000 revolving credit facility, will be sufficient to fund our operations and meet our cash requirements to satisfy our working capital needs, capital expenditure needs, outstanding commitments, and other liquidity requirements associated with our existing operations over the next 18 to 24 months. Our ability to fund these requirements and comply with financial covenants under our debt agreements will depend on our future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. In addition, as part of our strategy, we may pursue acquisitions and investments that are complementary to our business. Any material future acquisitions or investments will likely require additional capital and, therefore, we cannot predict or assure that additional funds from existing sources will be sufficient for such future events.

Debt Agreements

        At September 30, 2007, we maintained a revolving credit facility ("the facility") of up to $325,000 to be used for (a) the repayment of all obligations outstanding under our prior credit agreement (which consisted solely of commitment fees since we had previously repaid all amounts borrowed under the prior credit agreement), (b) working capital and other general corporate purposes, and (c) acquisitions. In connection with the facility, our prior credit agreement was terminated. At September 30, 2007, there were no borrowings outstanding under the facility.

        Virtually all our assets are collateralized under the facility. Under the facility, we are obligated to maintain various financial ratios and meet certain covenants, including a minimum consolidated interest coverage ratio and a maximum leverage ratio. We were in compliance with all financial covenants as of September 30, 2007. The specific covenants and related definitions can be found in the facility, which has been previously filed with the Securities and Exchange Commission. We are required to pay a commitment fee on the unused portion of the facility, which varies between .20% and .375% per annum, depending on our ratio of consolidated indebtedness to consolidated Adjusted EBITDA. Adjusted EBITDA, which is a factor utilized in calculating covenant ratios, is defined as net income, excluding the aggregate amount of all non-cash losses reducing net income (excluding any non-cash losses that results in an accrual of a reserve for cash charges in any future period and the reversal thereof), plus interest, taxes, depreciation and amortization.

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

        In September 2005, we issued 10-year 7 1/8% Senior Subordinated Notes due 2015 in the aggregate principal amount of $200,000 (the "7 1/8% Notes"). During fiscal 2006, we purchased, on the open market, $10,000 face value of the 7 1/8% Notes for $9,575. The 7 1/8% Notes are uncollaterized and subordinated in right of payment for all existing and future indebtedness. The 7 1/8% Notes are subject to redemption, at our option, in whole or in part, at any time on or after October 1, 2010, and prior to maturity at certain fixed redemption prices plus accrued interest. In addition, on or before October 1, 2008, we may redeem in the aggregate up to 35% of the 7 1/8% Notes with the net cash proceeds received by us from certain types of equity offerings, at a redemption value equal to 107.125% of the principal amount plus accrued interest, provided that at least 65% of the aggregate principal amount of notes remain outstanding immediately after any such redemption. The 7 1/8% Notes do not have any sinking fund requirements. Interest is paid semi-annually on every April 1st and October 1st at the rate of 7 1/8% per annum. Interest payments relating to this debt are $13,538 per annum.

        Our revolving credit facility and the indenture governing the 7 1/8% Notes ("Indenture") impose certain restrictions regarding capital expenditures and limit our ability to do any of the following: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay dividends or distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions are subject to certain limitations and exclusions.

        In addition, a default under certain covenants in the Indenture and the facility, respectively, could result in the acceleration of our payment obligations under the facility and the Indenture, as the case may be, and, under certain circumstances, in cross-defaults under other debt obligations. These defaults may have a negative effect on our liquidity.

        In September 2006, we entered into a multicurrency term facility agreement with a bank. At September 30, 2007, the amount outstanding under this facility was £9,575 denominated in the British pound sterling, which approximated $19,597 in US dollars. As part of the agreement, we are required to maintain cash collateral in the amount of the outstanding loan balance. As a result, the cash collateral securing the loan of $19,597 is included in other assets within the consolidated balance sheet at September 30, 2007. Under an amendment to the agreement, entered into in December 2006, we must repay the loan in full on December 29, 2008. Interest is payable quarterly at LIBOR plus an applicable margin. At September 30, 2007, the interest rate was approximately 6.4%.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements. For information relating to certain contractual cash obligations see below.

Contractual Obligations

        A summary of contractual cash obligations as of September 30, 2007 is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt, excluding interest	$211,095	$989	$21,106	$429	$188,571
Interest	110,192	14,848	27,644	27,087	40,613
Operating leases	516,913	96,334	151,743	102,358	166,478
Purchase commitments	100,740	100,740
Capital commitments	8,277	8,277
Employment agreements	1,781	1,781

Total contractual cash obligations	$948,998	$222,969	$200,493	$129,874	$395,662

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

        We were committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $100,740 at September 30, 2007. Such purchase commitments are generally cancelable at our discretion until the order has been shipped, but require repayment of all expenses incurred through the date of cancellation.

        We had approximately $8,277 in open capital commitments at September 30, 2007, primarily related to leasehold improvements, as well as manufacturing equipment, computer hardware and software.

        Five members of our European senior executive staff have service contracts terminable by us upon twelve months notice. The annual aggregate commitment for such executive staff as of September 30, 2007 was approximately $1,781.

        We have a mandatory retirement age policy that applies to each member of the Board of Directors, other than Mr. Arthur Rudolph, our founder. Under this superannuation policy, no person who has reached the age of 73 can stand for election to the Board. Each Board member who has served on the Board for at least 15 years and who retires from the Board solely as a result of this superannuation policy will continue to receive the annual Board retainer until the earlier of the tenth anniversary of their retirement date or their date of death. We are currently making payments to three former Directors totaling $190 per year as a result of this policy.

        We have grown our business through acquisitions, and expect to continue seeking to acquire entities in similar or complementary businesses. Such acquisitions are likely to require the incurrence or assumption of indebtedness or obligations, the issuance of equity securities, or some combination thereof. In addition, we may from time to time determine to sell or otherwise dispose of certain of our existing assets or businesses; we cannot predict if any such transactions will be consummated, nor the terms or forms of consideration which might be required in any such transactions.

Inflation

        Inflation affects the cost of raw materials, goods and services we use. In recent years, inflation has been modest. However, high energy costs and fluctuations in commodity prices can affect the cost of all raw materials and components. The competitive environment somewhat limits our ability to recover higher costs resulting from inflation by raising prices. Although we cannot precisely determine the effects of inflation on our business, it is management's belief that the effects on revenues and operating results have not been significant. We seek to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. We do not believe that inflation has had a material impact on our results of operations for the periods presented, except with respect to payroll-related costs and other costs arising from or related to government imposed regulations.

Financial Covenants and Credit Rating

        Our credit arrangements impose certain restrictions on our capital expenditures and limit our ability to: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. We are in compliance with all covenants under our credit arrangements at September 30, 2007.

        At September 30, 2007, credit ratings were as follows:

Credit Rating Agency	7 1/8 Notes	Overall
Standard and Poors	B+	BB
Moody's	Ba3	Ba2

Recent Accounting Developments

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Companies electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 will be effective as of the beginning of the first fiscal year that begins after November 15, 2007. We will adopt SFAS 159 on October 1, 2008. The impact of the adoption of SFAS 159 will depend on the extent to which we choose to elect to measure eligible items at fair value.

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

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109." ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in tax positions and requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We will adopt the provisions of FIN 48 as of October 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption will not have a material impact on our consolidated financial position.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are subject to currency fluctuations, primarily with respect to the British pound, the euro and the Canadian dollar, and interest rate risks that arise from normal business operations. We regularly assess these risks. As of September 30, 2007, we had not entered into any hedging transactions.

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

        The U.S. dollar volume of net sales denominated in foreign currencies was approximately $720,898, or 35.8% of total net sales, for fiscal 2007. A majority of our foreign currency exposure is denominated in the British pound. During fiscal 2007, the U.S. dollar weakened approximately 10% against the British pound, as compared to the prior comparable period, resulting in an increase in net sales of approximately $61,240 and an increase in operating income of approximately $13,345.

        We believe that a significant fluctuation in interest rates in the near future will not have a material impact on our consolidated financial statements. To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments.

        We are exposed to changes in interest rates on our floating rate revolving credit facility and our multicurrency term facility. However, at September 30, 2007, we had no borrowings outstanding under the revolving credit facility and the interest rate exposure on the multicurrency term facility is mitigated by the interest earned on the cash collateral securing the loan. Therefore, a hypothetical 10% change in interest rates would not have a material effect on our consolidated pretax income or cash flow.

        The 7 1/8% Senior Subordinated Notes had a fair value at September 30, 2007, based on then quoted market prices, of $190,475. At September 30, 2007, based solely on a hypothetical 10% change in interest rates related to our fixed rate Notes, we estimate that the hypothetical fair value of our fixed rate debt would have changed approximately $6,000. We believe that the carrying value of all our other financial instruments approximates fair value due to their short maturities and variable interest rates.

Item 8.    Financial Statements and Supplementary Data

        See the "Index to Financial Statements" which is located on page 62 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2007 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of September 30, 2007, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of September 30, 2007, was effective.

        Our internal control over financial reporting as of September 30, 2007, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

        Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information about our directors may be found under the caption "Proposal 1. Election of Directors" of our Proxy Statement for the Annual Meeting of Stockholders, expected to be held February 25, 2008 (the "Proxy Statement"). Information regarding the procedures through which shareholders may recommend nominees to our board of directors may be found under the caption "Proposal 1. Election of Directors—Committees of the Board of Directors—Nominating/Corporate Governance Committee," in the Proxy Statement. That information is incorporated herein by reference.

        The information in the Proxy Statement relating to compensation of our executive officers and directors, including the information under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers," "Proposal 1. Election of Directors—Committees of the Board of Directors—Audit Committee" and "Code of Ethics for Senior Financial Officers," is incorporated herein by reference.

Item 11.    Executive Compensation

        The information in the Proxy Statement set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation,", "Compensation of Directors" and "Compensation Committee Report" is incorporated herein by reference.

Item 12.    Security Ownership of Certain Benefical Owners and Management and Related Stockholder Matters

        The information in the Proxy Statement set forth under the caption "Principal Stockholders and Security Ownership of Management" is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table summarizes the Company's equity compensation plans as of September 30, 2007 (shares in thousands).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,475	$5.80	2,458
Equity compensation plans not approved by security holders	—	—	—

Total:	3,475	$5.80	2,458

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information set forth under the captions "Certain Relationships and Related Transactions," and "Proposal 1. Election of Directors—Independence of Board Members" of the Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information concerning principal accountant fees and services appears in the Proxy Statement under the heading "Report of the Audit Committee—Audit Fees" and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    Financial Statements and Financial Statement Schedule.

        See the "Index to Financial Statements" which is located on 62 of this report.

(b)    Exhibits.    The following exhibits are filed as a part of this Report or incorporated by reference and will be furnished to any security holder upon request for such exhibit and payment of any reasonable expenses incurred by the Company. A security holder should send requests for any of the exhibits set forth below to NBTY, Inc., 90 Orville Drive, Bohemia, New York, 11716; Attention: General Counsel.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of NBTY, Inc.(2)
3.2	Amended and Restated By-Laws of NBTY, Inc.(1)
4.1	Indenture, dated as of September 23, 2005, among NBTY, Inc., the Guarantors (as defined therein), and The Bank of New York, as Trustee(3)
4.2	Registration Rights Agreement, dated as of September 23, 2005, among NBTY, Inc., the Guarantors (as defined therein) and J.P. Morgan Securities, Inc., Adams Harness, Inc., BNP Paribas Securities Corp., HSBC Securities (USA), Inc., and RBC Capital Markets Corporation(3)
10.1	Executive Consulting Agreement, effective January 1, 2002, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(4)
10.2	First Amendment to Executive Consulting Agreement, effective January 1, 2003, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(5)
10.3	Second Amendment to Executive Consulting Agreement, effective January 1, 2004, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(6)
10.4	Third Amendment to Executive Consulting Agreement, effective January 1, 2005, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(10)
10.5	Fourth Amendment to Executive Consulting Agreement, effective January 1, 2006, by and between NBTY, Inc., and Rudolph Management Associates, Inc.(11)
10.6	Fifth Amendment to Executive Consulting Agreement, effective January 1, 2007, by and between NBTY, Inc., and Rudolph Management Associates, Inc.(1)
10.7	NBTY, Inc. Retirement Savings and Employees' Stock Ownership Plan(2)
10.8	NBTY, Inc. Year 2000 Incentive Stock Option Plan(7)
10.9	NBTY, Inc. Year 2002 Stock Option Plan(8)
10.10	Revolving Credit Agreement, dated as of November 3, 2006, among NBTY, Inc., as Borrower, The Several Lenders from Time to Time Parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A., BNP Paribas, Citibank, N.A., and HSBC Bank USA, National Association, as Co-Syndication Agents.(9)
10.11	Guarantee and Collateral Agreement, by NBTY, Inc., the Guarantors party thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of November 3, 2006.(9)
10.12	Facility Agreement, dated September 20, 2006 for Good 'N Natural Limited with JPMorgan Chase Bank, N.A., London Branch(1)
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges*
14.1	Code of Business Conduct and Ethics(2)
21.1	Subsidiaries of NBTY, Inc.*
23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm*
23.2	Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

(1)
Incorporated by reference to NBTY, Inc.'s Form 10-K for the fiscal year ended September 30, 2006 filed on December 11, 2006 (File #001-31788).

(2)
Incorporated by reference to NBTY, Inc.'s Form 10-K for the fiscal year ended September 30, 2005 filed on December 22, 2005 (File #001-31788).

(3)
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NBTY, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NBTY, Inc. and its subsidiaries at September 30, 2007 and 2006, and the results of their operations and cash flows for each of the two years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended September 30, 2007 and 2006 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

November 21, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NBTY, Inc.
Bohemia, New York

        We have audited the accompanying consolidated statements of income, stockholders' equity and comprehensive income, and cash flows of NBTY, Inc. and subsidiaries (the "Company") for the year ended September 30, 2005. Our audit also included the financial statement schedule listed in the Index to the consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of NBTY, Inc. and subsidiaries for the year ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Jericho, New York
December 22, 2005
(March 15, 2006 as to Note 21)

NBTY, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2007 and 2006
(in thousands, except per share amounts)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$92,902	$89,805
Investments	121,382	—
Accounts receivable, net	98,454	89,154
Inventories	384,990	354,496
Deferred income taxes	21,441	26,636
Prepaid expenses and other current assets	54,460	42,261

Total current assets	773,629	602,352
Property, plant and equipment, net	323,154	309,437
Goodwill	251,753	235,959
Other intangible assets, net	157,548	146,169
Other assets	28,851	10,393

Total assets	$1,534,935	$1,304,310

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$989	$18,660
Accounts payable	71,852	64,211
Accrued expenses and other current liabilities	125,533	127,768

Total current liabilities	198,374	210,639
Long-term debt, net of current portion	210,106	191,045
Deferred income taxes	61,788	55,276
Other liabilities	8,697	7,918

Total liabilities	478,965	464,878

Commitments and contingencies
Stockholders' equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 67,118 and 67,212 shares at at September 30, 2007 and 2006, respectively	537	538
Capital in excess of par	143,244	138,777
Retained earnings	864,852	671,060
Accumulated other comprehensive income	47,337	29,057

Total stockholders' equity	1,055,970	839,432

Total liabilities and stockholders' equity	$1,534,935	$1,304,310

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended September 30, 2007, 2006 and 2005
(in thousands, except per share amounts)

	2007	2006	2005
Net sales	$2,014,506	$1,880,222	$1,737,187

Costs and expenses:
Cost of sales	966,784	992,197	895,644
Advertising, promotion and catalog	120,126	103,614	108,005
Selling, general and administrative	619,995	598,742	588,166
Trademark/goodwill impairment	—	10,450	7,686

	1,706,905	1,705,003	1,599,501

Income from operations	307,601	175,219	137,686

Other income (expense):
Interest	(16,749)	(25,924)	(26,475)
Miscellaneous, net	13,124	3,532	8,051

	(3,625)	(22,392)	(18,424)

Income before provision for income taxes	303,976	152,827	119,262
Provision for income taxes	96,044	41,042	41,125

Net income	$207,932	$111,785	$78,137

Net income per share:
Basic	$3.09	$1.66	$1.16
Diluted	$3.00	$1.62	$1.13
Weighted average common shares outstanding:
Basic	67,268	67,199	67,162
Diluted	69,404	69,130	69,137

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income
Years Ended September 30, 2007, 2006 and 2005
(in thousands)

	Common Stock				Treasury Stock
							Accumulated Other Comprehensive Income
	Number of Shares	Amount	Capital in Excess of Par	Retained Earnings	Number of Shares	Amount		Total Stockholders' Equity
Balance, September 30, 2004	67,060	$536	$135,787	$481,302	—	$—	$22,173	$639,798
Components of comprehensive income:
Net income				78,137				78,137
Foreign currency translation adjustment and other, net of taxes							(4,587)	(4,587)

Comprehensive income:								$73,550

Purchase of treasury shares, at cost					8	(176)		(176)
Treasury stock retired	(8)	—	(12)	(164)	(8)	176		—
Shares issued and contributed to ESOP	100	1	2,437					2,438
Exercise of stock options	39		225					225
Tax benefit from exercise of stock options			220					220

Balance, September 30, 2005	67,191	537	138,657	559,275	—	—	17,586	716,055
Components of comprehensive income:
Net income				111,785				111,785
Foreign currency translation adjustment and other, net of taxes							11,471	11,471

Comprehensive income:								$123,256

Exercise of stock options	21	1	105					106
Tax benefit from exercise of stock options			15					15

Balance, September 30, 2006	67,212	538	138,777	671,060	—	—	29,057	839,432
Components of comprehensive income:
Net income				207,932				207,932
Foreign currency translation adjustment and other, net of taxes							18,280	18,280

Comprehensive income:								$226,212

Purchase of treasury shares, at cost					421	(14,808)		(14,808)
Treasury stock retired	(421)	(3)	(665)	(14,140)	(421)	14,808		—
Exercise of stock options	327	2	1,838					1,840
Tax benefit from exercise of stock options			3,294					3,294

Balance, September 30, 2007	67,118	$537	$143,244	$864,852	—	$—	$47,337	$1,055,970

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended September 30, 2007, 2006 and 2005
(in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$207,932	$111,785	$78,137
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision relating to impairments and disposals of property, plant and equipment	4,682	4,420	7,379
Depreciation and amortization	55,601	56,048	58,283
Foreign currency transaction (gain) loss	(4,878)	1,851	(4,286)
Amortization and write-off of deferred charges	1,972	4,354	2,550
Gain on extinguishment of debt	—	(425)	—
Gain on settlement of interest rate swap	—	(353)	—
Loss on bond redemption	—	—	790
Non-cash compensation expense for ESOP	—	—	2,583
Gain on sale of business assets	—	—	(1,999)
Trademark/goodwill impairments	—	10,450	7,686
Allowance for doubtful accounts	(1,575)	1,427	182
Inventory reserves	12,832	8,908	9,500
Deferred income taxes	(164)	(12,019)	4,527
Excess income tax benefit from exercise of stock options	(3,294)	(15)	220
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	361	(16,056)	29,354
Inventories	(29,229)	131,469	(87,434)
Prepaid expenses and other current assets	(259)	11,105	(1,613)
Other assets	(378)	1,954	(139)
Accounts payable	1,025	(4,852)	(28,519)
Accrued expenses and other liabilities	(3,632)	2,912	8,647

Net cash provided by operating activities	240,996	312,963	85,848

Cash flows from investing activities:
Purchase of property, plant and equipment	(51,374)	(35,308)	(71,516)
Proceeds from sale of property, plant and equipment	100	1,426	298
Proceeds from sale of property, plant and equipment held for sale	—	—	9,950
Proceeds from sale of business assets	—	—	5,766
Purchase of available-for-sale marketable securities	(449,766)	—	(39,900)
Proceeds from sale of available-for-sale marketable securities	328,714	39,900	—
Cash paid for acquisitions, net of cash acquired	(37,005)	—	(131,397)
Cash collateral securing loan	(18,861)	—	—
Purchase price adjustments and settlements, net	(473)	1,845	(8,236)
Purchase of intangible assets	—	(478)	(533)
Purchase of industrial revenue bonds	—	—	(14,973)

Net cash (used in) provided by investing activities	(228,665)	7,385	(250,541)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Years Ended September 30, 2007, 2006 and 2005
(in thousands)

	2007	2006	2005
Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	$(888)	$(312,107)	$(138,544)
Proceeds from borrowings under long-term debt agreements	—	—	132,950
Proceeds from short-term borrowings	—	18,204	—
Proceeds from sale-leaseback	—	—	14,973
Principal payments under the Revolving Credit Facility	—	(11,000)	(20,000)
Proceeds from borrowings under the Revolving Credit Facility	—	5,000	26,000
Proceeds from settlement of interest rate swap	—	353	—
Payments for financing fees	(1,649)	—	—
Bond issuance costs	—	—	(3,329)
Excess income tax benefit from exercise of stock options	3,294	15	—
Proceeds from stock options exercised	1,840	105	225
Proceeds from bond offering, net of discount	—	—	198,234
Purchase of treasury stock (subsequently retired)	(14,808)	—	(176)

Net cash (used in) provided by financing activities	(12,211)	(299,430)	210,333

Effect of exchange rate changes on cash and cash equivalents	2,977	1,605	(109)

Net increase in cash and cash equivalents	3,097	22,523	45,531
Cash and cash equivalents at beginning of year	89,805	67,282	21,751

Cash and cash equivalents at end of year	$92,902	$89,805	$67,282

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended September 30, 2007, 2006 and 2005
(dollars and shares in thousands, except per share amounts)

1.    Business Operations

        NBTY, Inc. and subsidiaries ("we", "our", "us", "NBTY", or the "Company") is a leading global vertically integrated manufacturer, marketer, distributor and retailer of a broad line of high-quality, value-priced nutritional supplements in the United States and throughout the world. We market over 22,000 products under various brands, including Nature's Bounty®, Vitamin World®, Puritan's Pride®, Holland & Barrett®, Rexall®, Sundown®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®, DeTuinen®, Le NaturisteTM, SISU®, Solgar® and Ester-C®.

2.    Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

        The consolidated financial statements include the financial statements of the Company and its 100% owned subsidiaries. All inter-company balances and transactions are eliminated in consolidation.

Revenue Recognition

        We recognize product revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Since the delivery terms for most sales within the wholesale and direct response segments are F.O.B. destination, generally title and risk of loss transfer to the customer at the time the product is received by the customer. With respect to retail store operations, we recognize revenue upon the sale of products to retail customers. Net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional program incentive allowances.

Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As with any set of assumptions and estimates, there is a range of reasonably likely amounts that may be reported. However, we believe there would be no significant difference in the reported amounts had we used other reasonable assumptions. Our most significant estimates include: sales returns and other allowances; allowance for doubtful accounts; inventory valuation and obsolescence; valuation and recoverability of long-lived assets; income taxes; and accruals for the outcome of current litigation.

Cash and Cash Equivalents

        We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Investments

        The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method.

Sales Returns and Other Allowances

        At the time revenue is recognized, we simultaneously record estimates for various items, which reduce product sales. These items include estimates for product returns and for promotional program incentive activities for various types of incentives offered to customers. In addition, we maintain an allowance for doubtful accounts for which bad debt expense is a component of selling, general and administrative expenses.

        Allowance for sales returns:    We analyze sales returns in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48 "Revenue Recognition When Right of Return Exists" ("SFAS 48"). We are able to make reasonable and reliable estimates of product returns based on our past 28 year history in the business. We also monitor the buying patterns of the end-users of our products based on sales data received by our over 1,100 retail outlets in North America and europe. Estimates for sales returns are based on a variety of factors including actual return experience of any specific product or similar product. We also review our estimates for product returns based on expected return data communicated to us by customers. Additionally, we monitor the levels of inventory at our largest customers to avoid excessive customer stocking of merchandise. Allowances for returns of new products are estimated by reviewing data of any prior relevant new product introduction return information. Accordingly, we believe that our historical returns analysis is an accurate basis for our allowance for sales returns.

        Promotional program incentive allowances:    We estimate our allowance for promotional program incentives based upon specific outstanding programs and historical experience. The allowance for sales incentives offered to customers is based on various contractual terms or other arrangements agreed to in advance with certain customers. Generally, customers earn such incentives as specified sales volumes are achieved.

        Allowance for doubtful accounts:    We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of current credit information. Customers account activity is continuously monitored. As a result of this review process, we record bad debt expense, which is based upon historical experience as well as specific customer collection issues that have been identified, to adjust the carrying amount of the related receivable to its estimated realizable value. While such bad debt expenses have historically been within expectations and allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have had in the past. If the financial condition of one or more of our customers were to deteriorate, additional bad debt provisions may be required.

        Accounts receivable are presented net of the following reserves at September 30:

	2007	2006
Allowance for sales returns	$8,499	$10,778
Promotional programs incentive allowance	27,429	30,439
Allowance for doubtful accounts	7,617	10,361

	$43,545	$51,578

Inventories

        Inventories are stated at the lower of cost (first-in first-out method) or market. The cost elements of inventories include materials, labor and overhead. We use standard costs for labor and overhead and periodically adjust those standards. We establish reserves for inventories to reflect situations in which the cost of the inventory is not expected to be recovered. We regularly review inventories, including when product is close to expiration and is not expected to be sold, when product has reached our expiration date, or when product is not expected to be saleable based on our quality assurance and quality control standards. The reserve for these products is equal to all or a portion of the cost of the related inventory based on specific facts and circumstances. In evaluating whether inventories are stated at the lower of cost or market, we consider such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. We periodically evaluate the current level of inventories considering historical sales and other factors and, based on this evaluation, record an adjustment to cost of goods sold to reduce inventories to net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, customer demand or competition differ from expectations.

Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. The costs of normal maintenance and repairs are charged to expense when incurred. Expenditures which significantly improve or extend the life of an asset are capitalized and depreciated over the asset's remaining useful life. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the related assets or the remaining lease term. Upon sale or disposition, the related cost and accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in earnings.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The SFAS 142 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit to its carrying value. We estimate the fair value of a reporting unit using a discounted cash flow model. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to its net assets other than goodwill. The excess of the fair value over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit's goodwill. The implied fair value of the reporting unit's goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We test goodwill annually as of September 30, the last day of our fourth fiscal quarter, of each year unless an event occurs that would cause us to believe the value is impaired at an interim date.

        Other definite lived intangibles are amortized on a straight-line basis over periods not exceeding 20 years.

Impairment of Long-Lived Assets

        We follow the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires evaluation of the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation for impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows.

Fair Value of Financial Instruments

        The carrying value of our financial instruments approximates fair value due to their short maturities and variable interest rates, with the exception of our 7 1/8% Senior Subordinated Notes. The face value and the fair value of the 7 1/8% Senior Subordinated Notes at September 30, 2007, based on then quoted market prices, was $190,000 and $190,475, respectively.

Income Taxes

        We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We estimate the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined that such assets will, more likely than not, go unused. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reversed. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. We believe adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Stock-Based Compensation

        Effective October 1, 2005, we adopted SFAS 123(R), "Share-Based Payment" ("SFAS 123(R)"), using the "modified prospective" method. SFAS l23(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements measured at the fair value of the award and disallows the use of the intrinsic value method of accounting for stock-based compensation. In addition, the Company elected to use the "short-cut" method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123(R). Our policy for calculating the potential windfall tax benefit or shortfall for the purpose of calculating assumed proceeds under the treasury stock method of calculating diluted EPS excludes the impact of proforma deferred tax assets related to fully vested awards on the date of adoption.

        Prior to October 1, 2005, we accounted for stock-based employee compensation under the intrinsic value method as outlined in the provisions of APB 25, and related interpretations while disclosing pro-forma net income and net income per share as if the fair value method had been applied in accordance with SFAS 123. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the employee stock options equaled or exceeded the market price of the underlying stock on the date of grant.

        There were no stock option grants during the fiscal years ended September 30, 2007, 2006 and 2005, and all previously issued stock options are fully vested. Accordingly, we did not recognize compensation expense for outstanding stock options during the fiscal years ended September 30, 2007, 2006 and 2005. Additionally, the proforma and actual net income and related earnings per share for fiscal years ended September 30, 2007, 2006 and 2005 were the same. Since all previously granted stock options were fully vested as of the date of adoption of SFAS 123(R), and we have not issued any other share-based payments in fiscal 2006, the adoption of SFAS 123(R) did not have any impact on our consolidated financial position or results of operations.

        SFAS 123(R) also requires that excess tax benefits related to stock option exercises be classified as a cash inflow from financing activities and a cash outflow from operating activities within the statement of cash flows. As such, the income tax benefit of $3,294 and $15 recognized from the exercise of stock options during the fiscal years ended September 30, 2007 and 2006, respectively, is classified as a financing cash inflow and an operating cash outflow in our consolidated statement of cash flows. The income tax benefit of $220 recognized from the exercise of stock options during the fiscal year ended September 30, 2005 is classified as an operating cash outflow in our consolidated statement of cash flows.

Shipping and Handling Costs

        We incur shipping and handling costs in all divisions of our operations. These costs, included in selling, general and administrative expenses in the consolidated statements of income, were $47,562, $46,933 and $47,696 for the fiscal years ended September 30, 2007, 2006 and 2005, respectively. Of these amounts, $11,430, $11,199 and $10,790 have been billed to customers and are included in net sales for the fiscal years ended September 30, 2007, 2006, and 2005, respectively.

Advertising, Promotion and Catalog

        We expense the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over our expected period of future benefit, which typically approximates two months. Capitalized costs for direct-response advertising at September 30, 2007 and 2006 was $894 and $646, respectively. Total direct-response advertising expense was $10,195, $10,096 and $11,281 for the fiscal years ended September 30 2007, 2006 and 2005, respectively, and is included in advertising, promotion and catalog in the consolidated statements of income.

        Total advertising expenses for the fiscal years ended September 30 were comprised of the following:

	2007	2006	2005
Advertising, promotions and other	$109,304	$93,367	$96,645
Catalog printing and mailing	10,822	10,247	11,360

Total	$120,126	$103,614	$108,005

Foreign Currency

        The functional currency of our foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity.

Derivatives

        We account for derivatives and hedging activities under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting guidelines for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. Changes in the fair values of those derivatives are reported in earnings or other comprehensive income depending on the designation of the derivative and whether it qualifies for hedge accounting. For derivatives that have been formally designated as a cash flow hedge (interest rate swap agreements), the effective portion of changes in the fair value of the derivatives are recorded in "accumulated other comprehensive income". Amounts in "accumulated other comprehensive income" are reclassified into earnings in the "interest expense" caption when interest expense on the underlying borrowings is recognized. During fiscal 2007, we have not entered into any derivative instruments.

Net Income Per Share

        Basic net income per share is based on the weighted average number of common shares outstanding during the fiscal years. Diluted net income per share includes the dilutive effect of outstanding stock options, which resulted in a dilutive effect of 2,136, 1,931, and 1,975 for the fiscal years ended September 30, 2007, 2006 and 2005, respectively. There were no outstanding stock options at September 30, 2007, 2006 and 2005 that would have been anti-dilutive in the calculation of dilutive net income per share.

Recent Accounting Developments

        In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Companies electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 will be effective as of the beginning of the first fiscal year that begins after November 15, 2007. We will adopt SFAS 159 on October 1, 2008. The impact of the adoption of SFAS 159 will be dependent on the extent to which we choose to elect to measure eligible items at fair value.

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

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109." ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in tax positions and requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We will adopt the provisions of FIN 48 on October 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption will not have a material impact on our consolidated financial position.

3.    Acquisitions

        We account for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method of accounting, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. Any excess of the purchase price over their fair values is recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed is based upon estimates and assumptions, including a valuation.

        Certain acquisitions also gave rise to the consolidation and elimination of certain personnel at the acquired entities. We have provided for liabilities resulting from this in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." At the closing of the respective acquisitions, we anticipated workforce reductions at the acquired companies and, as such, included an estimated accrual for this comprised of severance and employee benefits in the purchase price allocation for each respective acquisition. The activity in the workforce reduction accrual in connection with the respective acquisitions is provided in the discussions below.

Fiscal 2007 Acquisitions

The Ester C Company (formally known as Zila Nutraceuticals, Inc.)

        On October 2, 2006, we acquired 100% of the stock of Zila Nutraceuticals, Inc., a subsidiary of Zila, Inc. Once acquired, we changed the name of Zila Nutraceuticals, Inc. to The Ester C Company ("Ester-C"). Ester-C manufactures and markets Ester-C®, which is known throughout multiple markets including health food stores and mass market retailers. This acquisition represents an opportunity for us to enhance our presence in key markets. The purchase price for Ester-C was $37,500 in cash and up to a $3,000 contingent cash payment which is based upon EBITDA (as defined in the purchase agreement) of Ester-C during the one-year period following the closing. In addition, the purchase price was subject to a post-closing adjustment based on the final working capital. During March 2007, we received a payment of $1,214 in settlement of the final working capital adjustment. We also incurred approximately $766 of direct transaction costs for a total purchase price of approximately $37,052, subject to any contingent cash payment noted above. The goodwill of $3,643 associated with this acquisition is deductible for tax purposes. The purchase price was paid out of cash on hand.

Fiscal 2005 Acquisitions

Solgar

        On August 1, 2005, we acquired substantially all the assets of Solgar Vitamin and Herb, a division of Wyeth Consumer Healthcare ("Wyeth"). The purchase price for this business was approximately $115,000 in cash. We finalized the net asset value calculation in fiscal 2006 and received $1,964 from the seller as a result of this calculation. The goodwill associated with this acquisition will be deductible for tax purposes. The cash used for this acquisition was financed by an amendment and restatement of our existing Credit and Guarantee Agreement, which included a new Term Loan A for $120,000 which was scheduled to mature August 2010 but was fully repaid in fiscal 2006. We also incurred approximately $3,528 of direct transaction costs for a total purchase price of approximately $116,564. Additionally, related financing costs of approximately $1,147 were paid to secure the financing for this acquisition and recorded as deferred financing costs.

        Solgar, a prominent supplement company established in 1947, manufactures and distributes premium-branded nutritional supplements including multivitamins, minerals, botanicals and specialty formulas designed to meet the specific needs of men, women, children and seniors. Solgar's headquarters and major manufacturing facility are located in Bergen County, New Jersey. Solgar's products are sold at nearly 10,000 health food stores, natural product stores, natural pharmacies and specialty stores across the United States and internationally. The Solgar acquisition strengthened our presence in the health food store market, as the Solgar brand focused on serving the needs of the independent health food store across the United States and internationally.

        At the closing of the Solgar acquisition, we anticipated workforce reductions and, as such, included an estimated accrual for such reductions of approximately $1,008, comprised of severance and employee benefits, in the preliminary purchase price allocation (included herein). The rollforward of the workforce reduction accrual is as follows:

Accrual at acquisition date August 1, 2005	$1,008
Payments	(891)

Accrual at September 30, 2005	117
Payments	(74)
Adjustment to goodwill	(43)

Accrual at September 30, 2006	$—

SISU

        On June 8, 2005, we acquired SISU, Inc. ("SISU"), a Canadian-based manufacturer and distributor of premium quality vitamins and supplements sold to independent health food stores. The purchase price for this business was approximately $8,697 in cash. None of the goodwill associated with this acquisition will be deductible for tax purposes.

Le Naturiste

        On February 25, 2005, we acquired Le Naturiste Jean-Marc Brunet ("Le Naturiste"), a chain of retail stores located throughout Quebec. Le Naturiste is an Eastern Canadian-based company in the business of developing, packaging, marketing and retailing an in-house range of privately-labeled health and natural products. At the time of the acquisition, the Le Naturiste chain operated 99 company-owned stores and 4 franchised stores. The purchase price for this business was approximately $5,048 in cash. None of the goodwill associated with this acquisition will be deductible for tax purposes.

        The following provides an allocation of the purchase price in relation to the Le Naturiste, SISU and Solgar acquisitions:

	Le Naturiste	SISU	Solgar
Assets acquired
Cash	$284	$—	$—
Accounts receivable, net	105	1,055	15,084
Inventories	2,392	1,915	37,405
Other current assets	599	272	336
Property, plant and equipment	2,466	890	19,239
Goodwill	98	2,014	14,747
Intangibles (principally brands and relationships)	960	3,791	35,010
Other assets	—	—	30

Total assets acquired	6,904	9,937	121,851

Liabilities assumed
Accounts payable and accrued liabilities	1,230	1,021	5,287
Other liabilities	626	219	—

Total liabilities assumed	1,856	1,240	5,287

Net assets acquired	$5,048	$8,697	$116,564

        The fair value of property, plant and equipment acquired (as of the date of acquisition) is as follows:

	Fair Values
				Depreciation and Amortization period (years)
	Le Naturiste	SISU	Solgar
Buildings and leasehold improvements	$338	$77	$5,098	5–40
Machinery and equipment	201	504	12,225	3–10
Furniture and fixtures	1,685	102	669	5–10
Computer equipment	236	207	786	5
Transportation equipment	6	—	461	4

Total property, plant and equipment	$2,466	$890	$19,239

        The fair value of identifiable intangible assets acquired (as of the date of acquisition) is as follows:

	Fair Values
				Amortization period (years)
	Le Naturiste	SISU	Solgar
Brands	$—	$1,371	$15,010	20
Customer lists	61	—	—	3
Private label and customer relationships	—	2,258	20,000	20
Trademarks	899	—	—	20
Covenants not to compete	—	162	—	3

Total intangible assets	$960	$3,791	$35,010

        During fiscal 2007, we finalized the working capital adjustment and other contingencies relating to the purchase price for the SISU acquisition. The completion of this process resulted in an increase to the purchase price of $473 and an adjustment of the allocation of the final purchase price to the acquired assets and liabilities.

        Proforma financial information related to Ester-C, Solgar, SISU and Le Naturiste are not provided as their impact was not material individually or in the aggregate to our consolidated financial statements.

4.    Investments

        Our investments at September 30, 2007 consisted primarily of auction rate securities, which were classified as available-for-sale marketable securities and reported at fair value (which approximated cost) in the accompanying consolidated balance sheets. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through a "dutch auction" process which occurs every 7 to 35 days. These investments were recorded at fair value; any unrealized gains/losses were included in other comprehensive income, unless a loss was determined to be other than temporary. We classified such securities as current assets in the accompanying balance sheet because we have the ability and intent to sell these securities as necessary to meet our then current liquidity requirements. At September 30, 2007, there were no unrealized holding gains or losses.

        Interest income included in "miscellaneous, net" in the consolidated statements of income was $7,134, $3,229 and $1,935 during the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

5.    Inventories

        The components of inventories are as follows at September 30:

	2007	2006
Raw materials	$92,924	$92,536
Work-in-process	8,277	11,409
Finished goods	297,925	261,570
Valuation and obsolescence reserves	(14,136)	(11,019)

Total	$384,990	$354,496

6.    Property, Plant and Equipment, net

        Property, plant and equipment is as follows at September 30:

	2007	2006	Depreciation and amortization period (years)
Land	$23,064	$21,607
Buildings and leasehold improvements	249,088	243,580	5–40
Machinery and equipment	148,086	145,246	3–10
Furniture and fixtures	106,006	102,447	5–10
Computer equipment	70,800	67,626	5
Transportation equipment	11,813	11,370	4
Construction in progress	39,764	13,630

	648,621	605,506
Less accumulated depreciation and amortization	325,467	296,069

	$323,154	$309,437

        Depreciation and amortization of property, plant and equipment for the fiscal years ended September 30, 2007, 2006 and 2005 was approximately $42,584, $43,739 and $47,297, respectively.

7.    Goodwill and Other Intangible Assets, net

Goodwill

        The changes in the carrying amount of goodwill by segment for the fiscal years ended September 30, 2007 and 2006 are as follows:

	Wholesale/ US Nutrition	European Retail	Direct Response/ E-Commerce	Consolidated
Balance at September 30, 2005	$73,590	$139,960	$15,197	$228,747
Purchase price settlements/adjustments, net	247	—	—	247
Closure of business entities	(645)	—	—	(645)
Foreign currency translation	61	7,549	—	7,610

Balance at September 30, 2006	73,253	147,509	15,197	235,959
Purchase of Ester-C	3,643	—	—	3,643
Purchase price settlements	(1,605)	—	—	(1,605)
Foreign currency translation	347	13,409	—	13,756

Balance at September 30, 2007	$75,638	$160,918	$15,197	$251,753

        The increase in the Wholesale/US Nutrition segment's goodwill during fiscal 2007 relates to the acquisition of Ester-C, offset by a reduction for the goodwill relating to SISU as a result of the final determination of the working capital and contingency payments specified in the purchase agreement.

        The decrease in the Wholesale/US Nutrition segment's goodwill for fiscal 2006 primarily relates to the closure of the Solgar operations in Australia, Canada and Mexico, which occurred during the fiscal year ended September 30, 2006, and included the write-off of goodwill ($645) associated with these businesses. Goodwill was also impacted by the receipt of cash from the seller ($1,964) in connection with the joint determination of the final net asset calculation with respect to the Solgar acquisition offset by other non cash adjustments.

Other Intangible Assets

        The carrying amounts of acquired other intangible assets are as follows at September 30:

	2007		2006
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets
Brands	$99,608	$16,438	$82,675	$11,449	20
Customer lists	62,090	36,119	62,025	32,278	2–15
Private label and customer relationships	40,669	5,538	34,211	3,167	20
Trademarks and licenses	17,640	6,375	17,146	5,123	2–20
Covenants not to compete	3,056	2,845	3,034	2,705	3–5

	223,063	67,315	199,091	54,722
Indefinite lived intangible asset
Trademark	1,800	—	1,800	—

Total intangible assets	$224,863	$67,315	$200,891	$54,722

        In connection with the acquisition of Ester-C, definite-lived intangible assets relating to brands increased $15,000 and customer relationships increased $5,300 from September 30, 2006 to September 30, 2007. All other changes in gross carrying amounts are attributable to foreign currency translation.

        Aggregate amortization expense of other definite lived intangible assets included in the consolidated statements of income under the caption "selling, general and administrative" expenses in fiscal 2007, 2006 and 2005 was approximately $13,017, $12,309 and $10,986, respectively.

        Assuming no changes in our other intangible assets, estimated amortization expense for each of the five succeeding fiscal years ending September 30 is as follows:

2008	$12,975
2009	$11,731
2010	$11,623
2011	$11,581
2012	$11,575

8.    Impairments, Assets Held for Sale and Gain on Sale of Business Assets

Impairment of Long-Lived Assets

        We continually evaluate certain retail stores that reach a certain level of maturity and have been sustaining operating losses for an impairment review. We consider a history of cash flow losses on a store by store basis to be our primary indicator of potential impairment. The estimated future undiscounted cash flows associated with the leasehold improvements and furniture and fixtures in certain North American retail stores that were incurring losses were compared to the respective carrying amounts of such assets. Based on an impairment analysis performed in accordance with SFAS 144, it was determined that a write down to a new basis was required since the carrying amount of the long-lived asset group for each store incurring losses exceeded its fair value, calculated based on the present value of estimated future cash flows. Accordingly, we recognized impairment charges of $1,336, $3,141 and $3,518 for the fiscal years ended September 30, 2007, 2006 and 2005, respectively, on assets to be held and used. These impairment charges related primarily to leasehold improvements and furniture and fixtures for our North American Retail operations and were included in the consolidated statements of income under the caption "selling, general and administrative" expenses.

        Due to continued difficult market conditions experienced in our low carb product line, we decided to discontinue selling our Carb Solutions trademark branded products during the fiscal year ended September 30, 2006 (which was acquired as part of the acquisition of Rexall Sundown in 2003) since the brand related to this trademark had virtually no future undiscounted cash flow to support its carrying value. Accordingly, we wrote off the net carrying value of the Carb Solutions trademarked brands of $10,450 during the fiscal year ended September 30, 2006.

Impairment of Goodwill

        During fiscal 2006, we closed certain Solgar international operations in Australia, Canada and Mexico, which included the write-off of goodwill and other assets associated with these businesses in the amount of $920.

        During fiscal 2005, as a result of a number of factors, including; (i) two consecutive quarters of negative earnings before interest, taxes, depreciation and amortization ("EBITDA"), (ii) the continued adverse business climate of the specialty retail market, and (iii) negative same store sales trends, we concluded that these factors were indicators of impairment of our North American Retail segment's goodwill. As a result, we recognized a $7,686 goodwill impairment charge for the North American Retail reporting unit for the fiscal year ended September 30, 2005 which fully impaired this segment's goodwill. This charge was the result of an impairment test performed in accordance with SFAS No. 142, whereby it was determined that the carrying value of the goodwill exceeded its fair value.

Assets Held for Sale

        In March 2007, we decided to sell the land and building located in Augusta, Georgia, since we no longer intend to develop a manufacturing facility at this site. We anticipate that this sale will be completed during fiscal 2008. Accordingly, the carrying value of the land and building was transferred from property, plant and equipment and is classified as held for sale within prepaid expenses and other current assets in the accompanying balance sheet at September 30, 2007. During the fourth quarter of fiscal 2007, due to the deterioration of the real estate and credit markets, we determined that the carrying value of the land and building exceeded its estimated fair value less costs to sell by approximately $2,600. In accordance with SFAS 144, we recorded an impairment charge of $2,600 to reduce the carrying value of the asset to $10,300. Such impairment charge is included in the consolidated statements of income under the caption "selling, general and administrative" expenses for the fiscal year ended September 30, 2007.

        In May 2005, we sold a corporate building for $1,350 which approximated the building's carrying value. As such, no gain or loss was recorded as a result of this sale.

        In December 2004, we entered into a contract with a real estate broker to facilitate the sale of the corporate building acquired in the 2003 Rexall acquisition at less than our carrying value of $10,508. In accordance with SFAS 144, we recorded an impairment charge to reduce the carrying value of the asset by $1,908. Such amount was charged to operations and is included in the consolidated statements of income under the caption "selling, general and administrative" expenses for the fiscal year ended September 30, 2005. In May 2005, we sold this building at no further gain or loss, and received cash proceeds of $8,600.

Gain on Sale of Business Assets

        In December 2004, we sold certain business assets of Food Supplement Corporation ("FSC"), a Manchester, U.K.-based wholesale operation which included products sold to health food stores and pharmacies. In connection with the sale, proceeds of $5,766 were received and a $1,999 gain was realized and included in the consolidated statements of income under the caption "selling, general and administrative" expenses for the fiscal year ended September 30, 2005.

9.    Accrued Expenses and Other Current Liabilities

        The components of accrued expenses and other current liabilities are as follows at September 30:

	2007	2006
Accrued compensation and related taxes	$25,742	$26,247
Accrued purchases	12,541	13,379
Litigation	9,316	12,294
Income taxes payable	12,329	22,268
Other	65,605	53,580

	$125,533	$127,768

10.    Long-Term Debt

        Long-term debt consists of the following at September 30:

	2007	2006
Senior debt:
7 1/8% Senior subordinated notes due 2015 ("7 1/8% Notes"), net of unamortized discount of $1,429 and $1,557 at September 30, 2007 and 2006, respectively(a)	$188,571	$188,443
Multicurrency Loan:
Multicurrency Term Loan Facility; interest at LIBOR plus margin; maturing December 2008(b)	19,597	17,921
Mortgage:
First mortgage payable in monthly principal and interest (7.375%) installments of $55, maturing May 2011	2,122	2,608
Capital Leases:
Capital lease obligations payable in monthly principal and interest (weighted-average imputed interest rate of 2.5%) installments of $37, maturing on or before January 2010	805	733

	211,095	209,705
Less: current portion	989	18,660

Total	$210,106	$191,045

(a)
In September 2005, we issued 10-year 7 1/8% Senior Subordinated Notes due 2015 in the aggregate principal amount of $200,000 (the "7 1/8% Notes"). In March 2006, we purchased, on the open market, $10,000 face value of the 7 1/8% Notes for $9,575. The 7 1/8% Notes are guaranteed by all of our domestic subsidiaries and are full, unconditional and joint and several and uncollaterized and subordinated in right of payment for all existing and future indebtedness of the Company. The 7 1/8% Notes are subject to redemption, at the option of the Company, in whole or in part, at any time on or after October 1, 2010, and prior to maturity at certain fixed redemption prices plus accrued interest. In addition, on or prior to October 1, 2008, we may redeem in the aggregate up to 35% of the 7 1/8% Notes with the net cash proceeds received by us from certain types of equity offerings (as defined), at a redemption value equal to 107.125% of the principal amount plus accrued interest, provided that at least 65% of the aggregate principal amount of notes remains outstanding immediately after any such redemption. The 7 1/8% Notes do not have any sinking fund requirements. Interest is paid semi-annually on April 1st and October 1st.

(b)
In September 2006, we entered into a multicurrency term facility agreement with a bank. During fiscal 2007, we amended the terms of the facility to extend the maturity to December 2008. As part of the amendment, we are required to maintain cash collateral in the amount of the outstanding loan balance. At September 30, 2007, the amount outstanding under this facility was £9,575 denominated in the British Pound Sterling, which approximated $19,597 in US dollars based upon the exchange rate as of September 30, 2007. As a result, the cash collateral securing the loan of

  $19,597 is included in other assets within the consolidated balance sheet at September 30, 2007. The loan is to be paid in full at our maturity date of December 29, 2008. Interest is payable quarterly at LIBOR plus applicable margin. At September 30, 2007, the interest rate was approximately 6.4%.

Revolving Credit Facility ("the facility")

        On November 3, 2006, we entered into a revolving credit facility ("the facility") with JP Morgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Bank of America, N.A., BNP Paribas, Citibank, N.A., and HSBC Bank USA, National Association, as Co-Syndication Agents. The facility provides for revolving credit loans in the aggregate principal amount of up to $325,000 to be used for (a) the repayment of all obligations outstanding under our prior credit agreement (which consisted solely of commitment fees since we had previously repaid all amounts borrowed under the prior credit agreement), (b) working capital and other general corporate purposes, and (c) acquisitions. In connection with the facility, our prior credit agreement was terminated. There have been no borrowings under the facility to date. Our obligations under the facility are collateralized by substantially all of our assets and are guaranteed by certain of our subsidiaries, in each case to the extent set forth in the Guarantee and Collateral Agreement (the "Guarantee") that was entered into on November 3, 2006 and expires on November 3, 2011.

        Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR plus applicable margin. We are required to pay a commitment fee, which varies between .20% and .375% per annum, depending on our ratio of consolidated indebtedness to consolidated Adjusted EBITDA, on any unused portion of the facility. The facility defines Adjusted EBITDA as net income, excluding the aggregate amount of all non-cash losses reducing net income (excluding any non-cash losses that results in an accrual of a reserve for cash charges in any future period and the reversal thereof), plus interest, taxes, depreciation and amortization. We are obligated to maintain various financial ratios and covenants that are typical for such facilities. We were in compliance with all financial covenants as of September 30, 2007.

        Our credit arrangements, generally the indenture governing the 7 1/8% Notes ("Indenture") and the facility, impose certain restrictions on us regarding capital expenditures and limit our ability to do any of the following: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay dividends or distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions are subject to certain limitations and exclusions.

        In addition, a default under certain covenants in the Indenture and the facility, respectively, could result in the acceleration of our payment obligations under the facility and the Indenture, as the case may be, and, under certain circumstances, in cross-defaults under other debt obligations. These defaults may have a negative effect on our liquidity.

        Required principal payments of long-term debt for each of the five succeeding fiscal years ending September 30, and thereafter are as follows:

2008	$989
2009	20,469
2010	637
2011	429
2012	—
Thereafter	188,571

$211,095

11.    Commitments

Operating Leases

        We conduct retail operations under operating leases, which expire at various dates through 2031. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs.

        Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year at September 30, 2007 are as follows for the fiscal year ending September 30:

2008	$96,334
2009	82,523
2010	69,220
2011	57,199
2012	45,159
Thereafter	166,478

$516,913

        Operating lease rent expense (including real estate taxes and maintenance costs) and leases on a month to month basis were approximately $122,554, $112,534 and $112,550 during fiscal 2007, 2006 and 2005, respectively.

Purchase Commitments

        We were committed to make future purchases primarily for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $100,740 at September 30, 2007.

Capital Commitments

        We had approximately $8,277 in open capital commitments at September 30, 2007, primarily related to leasehold improvements, as well as manufacturing equipment, computer hardware and software.

Real Estate Tax Incentive Transaction

        In August 2005, we entered into a sale-leaseback transaction pursuant to which we sold certain manufacturing assets and the land and building located in Augusta, Georgia for a total purchase price of $14,973. The purchase price consisted of $14,973 in cash which was simultaneously invested and is subject to an Industrial Revenue Bonds (IRB's) financing agreement. This agreement is intended to permit counties to attract business investment by offering property tax incentives. In accordance with Georgia law, we entered into this sale-leaseback agreement with Richmond County ("the County") and acquired an Industrial Development Revenue Bond. The arrangement is structured so that our lease payments to the County equal and offset the County's bond payments to the Company. The Bond is non-recourse to the County, our lease payments are pledged to secure repayment of the Bond, and the lease and bond provide for the legal right of offset. Consequently, in accordance with Financial Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," the investment and lease obligation related to this arrangement have been offset in our consolidated balance sheets. The agreement has a maximum expiration date of 2025. Under the terms of the agreement, we must annually submit information regarding the value of the machinery and equipment in service in the county. If we had not entered into this transaction, property tax payments would have been higher. We can reacquire such property and terminate the agreement at a nominal price of $1 and, accordingly, the subject property was included in property, plant, and equipment in our consolidated balance sheet as of September 30, 2006. During fiscal 2007, as more fully described in Note 8, we decided to sell the land and building located in Augusta, Georgia. Accordingly, the land and building is classified as held for sale within prepaids and other current assets in our consolidated balance sheet as of September 30, 2007. In addition, as a result of our decision to sell the property, we may be required to make certain adjusting property tax payments.

Employment Agreements

        Five members of our european senior executive staff have service contracts terminable by us upon twelve months notice. The annual aggregate commitment for such executive staff as of September 30, 2007 was approximately $1,781.

        We have a mandatory retirement age policy that applies to each member of the Board of Directors, other than Mr. Arthur Rudolph, our founder. Under this superannuation policy, no person who has reached the age of 73 can stand for election to the Board. Each Board member who has served on the Board for at least 15 years and who retires from the Board solely as a result of this superannuation policy will continue to receive the annual Board retainer until the earlier of the tenth anniversary of their retirement date or their date of death. We are currently making payments to three former Directors totaling $190 per year as a result of this policy.

12.    Litigation Summary

Prohormone products

New York Action—Matter Concluded

        On July 25, 2002, a putative class-action lawsuit was filed against Vitamin World, Inc., alleging that Vitamin World engaged in deceptive trade practices and false advertising with respect to the sale of certain prohormone supplements and that the plaintiffs were therefore entitled to equitable and monetary relief under the New York General Business Law. The Court granted Vitamin World's motion for summary judgment and dismissed all claims in July 2006. The plaintiffs appealed and subsequently took a voluntary dismissal of their appeal July 2007.

California Action

        On July 25, 2002, a putative consumer class-action lawsuit was filed in California state court against MET-Rx USA, Inc. ("MET-Rx"), an indirect subsidiary of Rexall Sundown, Inc. ("Rexall"), claiming that the advertising and marketing of certain prohormone supplements were false and misleading, or alternatively, that the prohormone products contained ingredients that were controlled substances under California law. Plaintiffs seek equitable and monetary relief. On June 18, 2004, this case was coordinated with several other class-action cases brought against other companies relating to the sale of products containing androstenediol, one of the prohormones contained in MET-Rx products. The coordinated proceedings have been assigned to a coordination judge for further pretrial proceedings. Plaintiff has moved for class certification and that motion is currently pending. No trial date has been set. We have defended vigorously against the claims asserted and based upon the information available at this time, no determination can be made as to its final outcome, nor can its materiality be accurately ascertained.

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

Florida Action

        In July 2002, a putative class-action lawsuit was filed in Florida against MET-Rx, claiming that the advertising and marketing of certain prohormone supplements were false and misleading, that the products were ineffective, and alternatively, that the products were anabolic steroids whose sale violated Florida law. On February 20, 2007, the court dismissed the action for failure to prosecute.

Nutrition Bars

        Rexall and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. We have defended this action vigorously. In December 2006, while Rexall's and the other defendants' renewed motion for judgment on the pleadings was pending, the Court again stayed the case for all purposes, pending rulings on relevant cases before the California Supreme Court. Because it is unclear when the Supreme Court will issue rulings in these cases, Rexall cannot estimate how long the case will be stayed. Based upon the information available at this time, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

Shareholder Litigation—Class Action Settlement Approved

        From June 24, 2004 through September 3, 2004, six separate shareholder class-actions were filed against us and certain of our officers and directors in the U.S. District Court for the Eastern District of New York (the "Court"), alleging violations of federal securities laws. The parties entered into a settlement agreement, which the Court formally approved at a hearing on August 9, 2007. Under the terms of the settlement, all class-action claims were dismissed with prejudice and a full release given to the Company and its officers and directors. The total amount to be paid to the Class in settlement of the claims was paid entirely by our directors' and officers' liability insurers. In the settlement, we and the individual defendants denied any wrongdoing and we agreed to the settlement to eliminate the uncertainties, distractions and expense of further litigation. We and our named officers and directors believe these suits were without merit and had vigorously defended these actions. The settlement of the class action claims did not have a material impact on the Company's results of operations or financial condition. We maintain policies of directors' and officers' liability insurance.

        A purported shareholder of the Company filed a state court derivative action in the Supreme Court of the State of New York, Suffolk County on April 28, 2005, alleging violation of various Delaware state laws, including breach of fiduciary duties. The Company was named as a nominal defendant. Plaintiff filed a voluntarily dismissal of the action, which the Court approved on September 19, 2007. All claims were dismissed with prejudice.

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

13.    Income Taxes

        Income (loss) before provision for income taxes consists of the following components:

	2007	2006	2005
United States	$184,181	$41,192	$(2,105)
Foreign	119,795	111,635	121,367

	$303,976	$152,827	$119,262

        Provision for income taxes consists of the following:

	2007	2006	2005
Federal
Current	$57,796	$12,022	$(5,089)
Deferred	(607)	(9,569)	2,882
State
Current	4,888	1,232	273
Deferred	(219)	(792)	473
Foreign
Current	33,524	39,807	41,414
Deferred	662	(1,658)	1,172

Total provision	$96,044	$41,042	$41,125

        The following is a reconciliation of the income tax expense computed using the statutory Federal income tax rate to the actual income tax expense and the effective income tax rate.

	2007		2006		2005
	Amount	Percent of pretax income	Amount	Percent of pretax income	Amount	Percent of pretax income
Income tax expense at statutory rate	$106,392	35.0%	$53,489	35.0%	$41,742	35.0%
State income taxes, net of federal income tax benefit	3,034	1.0%	286	0.2%	484	0.4%
Change in valuation allowance	(618)	(0.2)%	(1,892)	(1.2)%	1,498	1.3%
Goodwill impairment	—	0.0%	—	0.0%	2,656	2.2%
Effect of international operations, including foreign export benefit and earnings indefinitely reinvested under APB23	(11,091)	(3.6)%	(675)	(0.4)%	(4,565)	(3.9)%
Effect of FER provision	—	0.0%	(11,289)	(7.4)%	(884)	(0.7)%
Other, individually less than 5%	(1,673)	(0.6)%	1,123	0.7%	194	0.2%

	$96,044	31.6%	$41,042	26.9%	$41,125	34.5%

        The difference in the effective rate in fiscal 2007 as compared to the statutory rate is mainly attributable to our decision to reinvest a portion of our foreign earnings in a lower tax jurisdiction, as well as our ability to partially utilize our state and local investment tax credits.

        The difference in the effective rate in fiscal 2006 as compared to the statutory rate is mainly attributable to the impact of the Foreign Earnings Repatriation ("FER") provision in the American Jobs Creation Act of 2004, which impacted fiscal 2006 by $11,289 (7.4% impact to the rate).

        The components of deferred tax assets and liabilities are as follows as of September 30:

	2007	2006
Deferred tax assets:
Inventory reserves	$8,800	$8,305
Accrued expenses and reserves not currently deductible	11,529	15,366
Tax credits	9,025	9,637
Foreign net operating losses	3,420	3,321
Valuation allowance	(6,735)	(7,353)

Total deferred income tax assets, net of valuation allowance	26,039	29,276

Deferred tax liabilities:
Property, plant and equipment	(11,551)	(16,293)
Intangibles	(22,667)	(21,721)
Undistributed foreign earnings	(2,453)	(1,635)
Other comprehensive income	(29,715)	(18,267)

Total deferred income tax liabilities	(66,386)	(57,916)

Total net deferred income tax liabilities	(40,347)	(28,640)
Less current deferred income tax assets	(21,441)	(26,636)

Long-term deferred income taxes	$(61,788)	$(55,276)

        At September 30, 2007, we have foreign net operating losses, foreign tax credit and New York State ("NYS") investment tax credit carryforwards of $10,671, $4,384 and $4,641, respectively. At September 30, 2007 and 2006, we maintained a valuation allowance of $3,315 and $4,032, respectively, against the NYS investment tax credits that expire primarily between 2013 and 2016 and $3,420 and $3,321, respectively, against foreign loss carryforwards which expire in accordance with applicable tax law. We provide a valuation allowance for these credit and loss carryforwards because we do not consider realization of such assets to be more likely than not.

        At September 30, 2007, we had $56,192 of undistributed international earnings on which we have not provided any U.S. tax expense as we intend to permanently reinvest these earnings outside of the U.S.

        The change in the valuation allowance for the fiscal years ended September 30, 2007 and 2006 is as follows:

	2007	2006
Beginning balance	$(7,353)	$(9,245)
Utilization of NYS investment tax credit carryforwards	717	164
Capital loss carryforward	—	1,575
Foreign net operating losses (generated)/utilized	(99)	153

Balance at September 30	$(6,735)	$(7,353)

14.    Stockholders' Equity and Stock Based Compensation Plans

Share Repurchase Program

        On March 11, 1999, our board of directors approved a 20 million share repurchase program that authorizes us to purchase shares of our common stock in order to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans.

        During fiscal 2007, the Company repurchased 421 shares at an average price of $35.17, totaling approximately $14,808, including commissions. The repurchased shares were subsequently retired. As of September 30, 2007, there were 10,566 shares that can be repurchased under this program.

Stock Option Plans

        Stock options granted under our plans generally become exercisable on grant date and have a maximum term of ten years. We did not grant any stock options during fiscal 2007, 2006 and 2005.

        A summary of stock option activity is as follows:

	Fiscal Year Ended September 30,
	2007		2006		2005
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of period	3,802	$5.79	3,825	$5.78	3,864	$5.78
Exercised	(327)	$5.62	(21)	$5.11	(39)	$5.88
Cancelled	—	$—	(2)	$5.88	—	$—

Outstanding at end of period	3,475	$5.80	3,802	$5.79	3,825	$5.78

Exercisable at end of period	3,475	$5.80	3,802	$5.79	3,825	$5.78

Number of shares available for future grant	2,458

        A summary of stock option exercises and related activity is as follows:

	2007	2006	2005
Stock options exercised	327	21	39
Aggregate proceeds	$1,840	$106	$225
Compensation deduction for tax purposes	$8,904	$41	$594
Tax benefit credited to Capital in excess of par	$3,294	$15	$220

        The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$4.75–$6.19	3,475	2.2	$5.80	3,475	$5.80

15.    Employee Benefit Plans

        We sponsor a Retirement Savings Plan consisting of a 401(k) plan covering substantially all employees with more than six months of service. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from one to fifty percent of their annual compensation to the Plan, limited to a maximum annual amount as set, and periodically updated, by the Internal Revenue Service. We provide a Company match of 100% of employee contributions, up to two percent of the employee's gross earnings limited to an annual maximum match contribution of $4 per employee. Employees become fully vested in employer match contributions after three years of service.

        We also sponsor an Employee Stock Ownership Plan (ESOP) which covers substantially all employees who are employed at calendar year end and have completed one year of service (providing the employee worked at least the minimum number of hours as required by the terms of the plan during such plan year). As of September 30, 2007, all shares of the plan have been allocated to participants' accounts. The ESOP's assets consist primarily of our common stock and a small amount of cash and other investments. Total ESOP shares are considered to be shares outstanding for earnings per share calculations.

        The ESOP is designed to comply with Section 4975(e)(7) and the regulations thereunder of the Internal Revenue Code of 1986, as amended (Code) and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The contributions we make to the ESOP are on a voluntary basis in the form of our stock or cash, which is invested by the plan's trustee in our stock. There is no minimum contribution required in any one year. There are no contributions required or permitted to be made by an employee. All contributions are allocated to participant accounts as defined by the plan. Employees become vested in their respective accounts after three years of service, as defined in the plan document.

        The ESOP held approximately 2.9% and 3.5% of our outstanding common stock for the benefit of all participants as of September 30, 2007 and 2006, respectively.

        The accompanying financial statements reflect contributions to these plans of approximately $3,730, $5,032 and $4,386 during fiscal 2007, 2006 and 2005, respectively.

        Certain international subsidiaries of the Company, mainly in the U.K., have company-sponsored defined contribution plans to comply with local statutes and practices. The accompanying financial statements reflect contributions to these plans by such subsidiaries in the approximate amount of $1,564, $2,009 and $1,146 during fiscal 2007, 2006 and 2005, respectively.

16.    Related Party Transactions

        An entity owned by a relative of a director and the Chief Executive Officer received sales commissions from us of $687, $677 and $693 in fiscal 2007, 2006 and 2005, respectively.

        We paid $450 during fiscal 2007, 2006 and 2005, to Rudolph Management Associates, Inc., pursuant to the Consulting Agreement between the Company and Rudolph Management Associates, Inc. Mr. Arthur Rudolph, a director of the Company and father of Scott Rudolph (Chairman and Chief Executive Officer), is the President of Rudolph Management Associates, Inc.

17.    Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income as of September 30, 2007 and 2006 are as follows:

	2007	2006
Cumulative foreign currency translation adjustments	$47,295	$29,027
Unrealized holding gains	42	30

Total	$47,337	$29,057

        The change in the cumulative foreign currency translation adjustment primarily relates to our investment in our european subsidiaries and fluctuations in exchange rates between their local functional currencies and the U.S. dollar.

        During the fiscal year ended September 30, 2007, we recorded an increase in our deferred tax liability of $11,466 relating to other comprehensive income earned during the year. During the fiscal year ended September 30, 2006, we recorded an increase in our deferred tax liability of $7,212 relating to other comprehensive income earned during the year.

18.    Business and Credit Concentration

Financial instruments

        Financial instruments which potentially subject us to credit risk consist primarily of cash and cash equivalents (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts), investments and trade accounts receivable. We mitigate our risk by investing in or through major financial institutions. At September 30, 2007, our investments consisted primarily of auction rate securities, which were classified as available-for-sale investments and reported at fair value (which approximates cost). At September 30, 2007, included in our auction rate securities were fully insured, Aaa-rated New York State Agency securities of approximately $83,590. Although we have not experienced a failed auction associated with any of our Auction Rate Securities, in the event of a failed auction, these funds would not be accessible until a successful auction occurs or a buyer is found outside of the auction process.

Customers

        We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information. Customers account activity is continuously monitored. As a result of this review process, we record bad debt expense, which is based upon historical experience as well as specific customer collection issues that have been identified, to adjust the carrying amount of the related receivable to its estimated realizable value. While such bad debt expenses have historically been within expectations and allowances established, we cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of one or more of our customers were to deteriorate, additional bad debt provisions may be required.

        The following individual customers accounted for the following percentages of the Wholesale/US Nutrition segment's net sales for the fiscal years ended September 30:

	2007	2006	2005
Customer A	8%	12%	14%
Customer B	18%	16%	16%

        Customer A is primarily a supplier to Customer B. Therefore, the loss of Customer B would likely result in the loss of most of the net sales to Customer A. While no one customer represented, individually, more than 10 percent of our consolidated net sales for the fiscal years ended September 30, 2007, 2006 and 2005, the loss of either one of these customers would have a material adverse effect on the Wholesale/US Nutrition segment if we were unable to replace such customer(s).

        The following individual customers accounted for 10% or more of the Wholesale/US Nutrition segment's gross accounts receivable at fiscal years ended:

	2007	2006
Customer B	14%	12%

Suppliers

        During fiscal 2007 and 2006, no one supplier provided more than 10% of our raw material purchases. During fiscal 2005, one supplier individually represented greater than 10% of our raw material purchases. Due to numerous alternative suppliers available, we do not believe that the loss of this or any other single supplier would have a material adverse effect on our consolidated financial condition or results of operations. No one supplier provided more than 10% of our overall consolidated total purchases in any of the fiscal years presented.

19.    Supplemental Disclosure of Cash Flow Information

	2007	2006	2005
Cash interest paid (net of capitalized interest of $912, $985 and $494 in 2007, 2006 and 2005, respectively)	$14,870	$17,590	$20,616
Cash income taxes paid (net of refunds of $571 and $10,172 in 2007 and 2006, respectively)	100,840	$39,867	$39,381
Non-cash investing and financing information:
Acquisitions accounted for under the purchase method:
Fair value of assets acquired	$44,922	$—	$140,174
Liabilities assumed	(7,870)	—	(8,493)
Less: Cash acquired	(47)	—	(284)

Net cash paid	$37,005	$—	$131,397

Capital lease obligations	$333	$811	$—
Working capital accrual adjustment (including interest of $1,341 in 2005)	(1,605)	1,981	14,135
ESOP contribution (100 shares of NBTY stock in fiscal 2005)	—	—	2,438
Property, plant and equipment additions included in accounts payable	1,578	1,803	4,093

20.    Segment Information

        We are organized by sales segments on a worldwide basis. We evaluate performance based on a number of factors; however, the primary measures of performance are the net sales, gross profit and income or loss from operations (prior to corporate allocations) of each segment, as these are the key performance indicators that we review. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, IT, and various other corporate level activity related expenses. Such unallocated expenses remain within corporate. Corporate also includes our manufacturing assets and, accordingly, certain items associated with these activities, remain unallocated in the corporate segment. The european Retail operations are evaluated excluding the impact of any intercompany transfer pricing.

        All of our products fall into one or more of these four segments:

  •
  Wholesale/US Nutrition—This segment is comprised of several divisions, each targeting specific market groups which include wholesalers, distributors, food, drug and mass merchandisers, pharmacies, health food stores, bulk and international customers.

  •
  North American Retail—This segment generates revenue through its 457 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its Canadian operation of 80 owned and operated Le Naturiste stores.

  •
  European Retail—This segment generates revenue through its 507 Holland & Barrett stores and 31 GNC stores in the UK, 69 DeTuinen stores in the Netherlands and 19 Nature's Way stores in Ireland. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phone.

        The following table represents key financial information of our business segments:

	Wholesale/ US Nutrition		North American Retail		European Retail	Direct Response/ E-Commerce	Corporate/ Manufacturing	Consolidated
For the fiscal year ended September 30, 2007:
Net sales	$976,814		$223,435		$620,281	$193,976	$—	$2,014,506
Income (loss) from operations	196,770		2,771	(a)	156,966	50,706	(99,612)	307,601
Depreciation and amortization	11,062		3,883		11,154	5,030	24,472	55,601
Capital expenditures	1,326		763		24,760	1,104	23,421	51,374
For the fiscal year ended September 30, 2006:
Net sales	$885,146		$234,215		$564,933	$195,928	$—	$1,880,222
Income (loss) from operations	75,823	(b)	332	(a)	143,456	52,748	(97,140)	175,219
Depreciation and amortization	10,159		4,884		11,174	5,051	24,780	56,048
Capital expenditures	2,211		2,116		5,416	1,231	24,334	35,308
For the fiscal year ended September 30, 2005:
Net sales	$747,234		$224,008		$566,140	$199,805	$—	$1,737,187
Income (loss) from operations	67,873		(26,216	)(a)	151,459	52,254	(107,684)	137,686
Depreciation and amortization	9,923		6,756		13,175	5,079	23,350	58,283
Capital expenditures	1,090		4,082		11,455	385	54,504	71,516

  (a)
  Includes goodwill and property, plant and equipment impairment charges of $1,336, $3,141 and $11,204 for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

  (b)
  Includes trademarked brand impairment charge of $10,450 and other impairments of $920 for the fiscal year ended September 30, 2006.

        Net sales by location of customer

	2007	2006	2005
United States	$1,214,223	$1,153,536	$1,086,126
United Kingdom	603,558	547,890	525,093
Holland	51,094	43,717	42,168
Ireland	21,311	17,385	15,950
Canada	32,888	32,290	14,419
Mexico	19,498	18,596	5,044
Other foreign countries	71,934	66,808	48,387

Consolidated net sales	$2,014,506	$1,880,222	$1,737,187

	2007	2006
Long-lived assets—Property, plant and equipment, goodwill and other intangible assets
United States	$460,530	$455,663
United Kingdom	235,909	202,332
Holland	13,371	12,868
Ireland	8,779	8,190
Canada	10,176	9,422
Other foreign countries	3,690	3,090

Consolidated long-lived assets	$732,455	$691,565

        Total assets by segment as of September 30, 2007 and 2006 are as follows:

	2007	2006
Wholesale/US Nutrition	$511,541	$469,875
North American Retail	39,998	47,298
European Retail	434,915	312,973
Direct Response/E-Commerce	55,582	64,784
Corporate/Manufacturing	492,899	409,380

Consolidated assets	$1,534,935	$1,304,310

        Approximately 36%, 35% and 34% of our net sales for the fiscal years ended September 30, 2007, 2006 and 2005, respectively, were denominated in currencies other than U.S. dollars, principally British pounds, euros and Canadian dollars. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of assets and total liabilities as of September 30, 2007 and 2006:

	2007	2006
Total Assets	32%	28%
Total Liabilities	21%	19%

21.    Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

        The 7 1/8% Notes are guaranteed by all of our domestic subsidiaries. The Solgar domestic subsidiary became a guarantor of the 7 1/8% Notes effective July 1, 2006. See Note 9—Long-Term Debt, for additional information regarding the 7 1/8% Notes. Our domestic subsidiaries are wholly-owned by the Company. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

  (1)
  Condensed consolidating balance sheets as of September 30, 2007 and 2006, and statements of income and statements of cash flows for the fiscal years ended September 30, 2007, 2006 and 2005 of (a) NBTY, Inc., the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries, and (d) the Company on a consolidated basis, and

  (2)
  Elimination entries necessary to consolidate NBTY, Inc., the parent, with guarantor and non-guarantor subsidiaries.

        The condensed consolidating financial statements are presented using the equity method of accounting for investments in wholly-owned subsidiaries. Under this method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. This financial information should be read in conjunction with the consolidated financial statements and other notes related thereto.

Condensed Consolidating Balance Sheet
As of September 30, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$22,239	$—	$70,663	$—	$92,902
Investments	118,292	—	3,090	—	121,382
Accounts receivable, net	—	79,998	18,456	—	98,454
Intercompany	—	279,035	631,299	(910,334)	—
Inventories	—	293,768	99,374	(8,152)	384,990
Deferred income taxes	—	20,659	782	—	21,441
Prepaid expenses and other current assets	—	32,833	21,627	—	54,460

Total current assets	140,531	706,293	845,291	(918,486)	773,629
Property, plant and equipment, net	34,618	203,955	84,581	—	323,154
Goodwill	—	95,506	156,247	—	251,753
Other intangible assets, net	—	126,450	31,098	—	157,548
Other assets	—	9,205	19,646	—	28,851
Intercompany loan receivable	409,340	—	—	(409,340)	—
Investments in subsidiaries	1,633,956	—	—	(1,633,956)	—

Total assets	$2,218,445	$1,141,409	$1,136,863	$(2,961,782)	$1,534,935

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$815	$174	$—	$—	$989
Accounts payable	—	39,371	32,481	—	71,852
Intercompany	910,335	—	—	(910,335)	—
Accrued expenses and other current liabilities	—	88,284	37,249	—	125,533

Total current liabilities	911,150	127,829	69,730	(910,335)	198,374
Intercompany loan payable	—	—	409,340	(409,340)	—
Long-term debt, net of current portion	190,395	114	19,597	—	210,106
Deferred income taxes	59,794	(3,521)	5,515	—	61,788
Other liabilities	1,136	2,830	4,731	—	8,697

Total liabilities	1,162,475	127,252	508,913	(1,319,675)	478,965
Commitments and contingencies
Stockholders' Equity:
Common stock	537	—	—	—	537
Capital in excess of par	143,244	352,019	301,271	(653,290)	143,244
Retained earnings	864,852	662,138	345,365	(1,007,503)	864,852
Accumulated other comprehensive income	47,337	—	(18,686)	18,686	47,337

Total stockholders' equity	1,055,970	1,014,157	627,950	(1,642,107)	1,055,970

Total liabilities and stockholders' equity	$2,218,445	$1,141,409	$1,136,863	$(2,961,782)	$1,534,935

Condensed Consolidating Balance Sheet
As of September 30, 2006

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$59,966	$9,385	$20,454	$—	$89,805
Accounts receivable, net	—	72,932	16,222	—	89,154
Intercompany	—	165,124	643,531	(808,655)	—
Inventories	—	284,717	76,729	(6,950)	354,496
Deferred income taxes	—	25,923	713	—	26,636
Prepaid expenses and other current assets	—	25,221	17,040	—	42,261

Total current assets	59,966	583,302	774,689	(815,605)	602,352
Property, plant and equipment, net	37,613	208,065	63,759	—	309,437
Goodwill	—	93,844	142,115	—	235,959
Other intangible assets, net	—	116,141	30,028	—	146,169
Other assets	—	10,354	39	—	10,393
Intercompany loan receivable	374,320	—	—	(374,320)	—
Investments in subsidiaries	1,393,822	—	—	(1,393,822)	—

Total assets	$1,865,721	$1,011,706	$1,010,630	$(2,583,747)	$1,304,310

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$608	$131	$17,921	$—	$18,660
Accounts payable	—	40,943	23,268	—	64,211
Intercompany	808,655	—	—	(808,655)	—
Accrued expenses and other current liabilities	4,819	84,807	38,142	—	127,768

Total current liabilities	814,082	125,881	79,331	(808,655)	210,639
Intercompany loan payable	—	—	374,320	(374,320)	—
Long-term debt, net of current portion	190,805	240	—	—	191,045
Deferred income taxes	19,883	31,013	4,380	—	55,276
Other liabilities	1,519	3,179	3,220	—	7,918

Total liabilities	1,026,289	160,313	461,251	(1,182,975)	464,878
Commitments and contingencies
Stockholders' equity:
Common stock	538	—	—	—	538
Capital in excess of par	138,777	352,019	301,272	(653,291)	138,777
Retained earnings	671,060	499,374	261,508	(760,882)	671,060
Accumulated other comprehensive income	29,057	—	(13,401)	13,401	29,057

Total stockholders' equity	839,432	851,393	549,379	(1,400,772)	839,432

Total liabilities and stockholders' equity	$1,865,721	$1,011,706	$1,010,630	$(2,583,747)	$1,304,310

Condensed Consolidating Statement of Income
Year Ended September 30, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,378,524	$720,898	$(84,916)	$2,014,506

Costs and expenses:
Cost of sales	—	757,515	294,185	(84,916)	966,784
Advertising, promotion and catalog	—	99,489	20,637	—	120,126
Selling, general and administrative	83,157	275,307	261,531	—	619,995

	83,157	1,132,311	576,353	(84,916)	1,706,905

Income from operations	(83,157)	246,213	144,545	—	307,601

Other income (expense):
Equity in income of subsidiaries	246,621	—	—	(246,621)	—
Intercompany interest	28,398	—	(28,398)	—	—
Interest	(15,584)	(28)	(1,137)	—	(16,749)
Miscellaneous, net	4,117	4,222	4,785	—	13,124

	263,552	4,194	(24,750)	(246,621)	(3,625)

Income before provision for income taxes	180,395	250,407	119,795	(246,621)	303,976
(Benefit) provision for income taxes	(27,537)	87,643	35,938	—	96,044

Net income	$207,932	$162,764	$83,857	$(246,621)	$207,932

Condensed Consolidating Statement of Income
Year Ended September 30, 2006

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,297,931	$651,105	$(68,814)	$1,880,222

Costs and expenses:
Cost of sales	—	790,446	270,565	(68,814)	992,197
Advertising, promotion and catalog	—	85,051	18,563	—	103,614
Selling, general and administrative	83,164	284,936	230,642	—	598,742
Trademark impairment	—	10,450	—	—	10,450

	83,164	1,170,883	519,770	(68,814)	1,705,003

Income from operations	(83,164)	127,048	131,335	—	175,219

Other income (expense):
Equity in income of subsidiaries	155,215	—	—	(155,215)	—
Intercompany interest	22,829	—	(22,829)	—	—
Interest	(25,658)	(2)	(264)	—	(25,924)
Miscellaneous, net	1,451	(1,311)	3,392	—	3,532

	153,837	(1,313)	(19,701)	(155,215)	(22,392)

Income before provision for income taxes	70,673	125,735	111,634	(155,215)	152,827
(Benefit) provision for income taxes	(41,112)	44,007	38,147	—	41,042

Net income	$111,785	$81,728	$73,487	$(155,215)	$111,785

Condensed Consolidating Statement of Income
Year Ended September 30, 2005

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,182,266	$606,715	$(51,794)	$1,737,187

Costs and expenses:
Cost of sales	—	702,560	244,878	(51,794)	895,644
Advertising, promotion and catalog	—	98,201	9,804	—	108,005
Selling, general and administrative	92,217	285,241	210,708	—	588,166
Goodwill impairment	—	7,589	97	—	7,686

	92,217	1,093,591	465,487	(51,794)	1,599,501

Income from operations	(92,217)	88,675	141,228	—	137,686

Other income (expense):
Equity in income of subsidiaries	134,238	—	—	(134,238)	—
Intercompany interest	24,797	—	(24,797)	—	—
Interest	(25,129)	(1,341)	(5)	—	(26,475)
Miscellaneous, net	(34)	5,040	3,045	—	8,051

	133,872	3,699	(21,757)	(134,238)	(18,424)

Income before provision for income taxes	41,655	92,374	119,471	(134,238)	119,262
(Benefit) provision for income taxes	(36,482)	35,021	42,586	—	41,125

Net income	$78,137	$57,353	$76,885	$(134,238)	$78,137

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$207,932	$162,764	$83,857	$(246,621)	$207,932
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(246,621)			246,621	—
Provision relating to impairments and disposals of property, plant and equipment	3,067	1,345	270	—	4,682
Depreciation and amortization	6,648	36,724	12,229	—	55,601
Foreign currency transaction (gain)/loss	(2,760)	(2,244)	126	—	(4,878)
Amortization and write-off of deferred charges	1,972	—	—	—	1,972
Allowance for doubtful accounts	—	(1,533)	(42)	—	(1,575)
Inventory reserves	—	10,903	1,929	—	12,832
Deferred income taxes	—	(836)	672	—	(164)
Excess income tax benefit from exercise of stock options	(3,294)	—	—	—	(3,294)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	(4,268)	4,629	—	361
Inventories	—	(14,622)	(14,607)	—	(29,229)
Prepaid expenses and other current assets	—	2,358	(2,617)	—	(259)
Other assets	—	(378)	—	—	(378)
Accounts payable	—	(5,881)	6,906	—	1,025
Accrued expenses and other liabilities	—	(1,783)	(1,849)	—	(3,632)

Net cash (used in) provided by operating activities	(33,056)	182,549	91,503	—	240,996

Cash flows from investing activities:
Intercompany accounts	165,544	(169,812)	4,268	—	—
Purchase of property, plant and equipment	(2,884)	(22,926)	(25,564)	—	(51,374)
Proceeds from sale of property, plant and equipment	—	100	—	—	100
Purchase of available-for-sale marketable securities	(447,006)	—	(2,760)	—	(449,766)
Proceeds from sale of available-for-sale marketable securities	328,714	—	—	—	328,714
Cash paid for acquisition, net of cash acquired	(37,005)	—	—	—	(37,005)
Cash collateral securing loan	—	—	(18,861)	—	(18,861)
Purchase price settlement	—	—	(473)	—	(473)

Net cash provided by (used in) investing activities	7,363	(192,638)	(43,390)	—	(228,665)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(711)	(177)	—	—	(888)
Payments for financing fees	(1,649)	—	—	—	(1,649)
Excess income tax benefit from exercise of stock options	3,294	—	—	—	3,294
Proceeds from stock options exercised	1,840	—	—	—	1,840
Purchase of treasury stock (subsequently retired)	(14,808)	—	—	—	(14,808)

Net cash used in financing activities	(12,034)	(177)	—	—	(12,211)

Effect of exchange rate changes on cash and cash equivalents	—	881	2,096		2,977

Net (decrease) increase in cash and cash equivalents	(37,727)	(9,385)	50,209	—	3,097
Cash and cash equivalents at beginning of year	59,966	9,385	20,454	—	89,805

Cash and cash equivalents at end of year	$22,239	$—	$70,663	$—	$92,902

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2006

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$111,785	$81,728	$73,487	$(155,215)	$111,785
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(155,215)	—	—	155,215	—
Provision relating to impairments and disposals of property, plant and equipment	97	3,032	1,291	—	4,420
Depreciation and amortization	7,495	35,075	13,478	—	56,048
Foreign currency transaction (gain)/loss	(169)	2,066	(46)	—	1,851
Amortization and write-off of deferred charges	4,354	—	—	—	4,354
Gain on extinguishment of debt	(425)	—	—	—	(425)
Gain on settlement of interest rate SWAP	(353)	—	—	—	(353)
Trademark impairment	—	10,450	—	—	10,450
Allowance for doubtful accounts	—	1,135	292	—	1,427
Inventory reserves	—	8,453	455	—	8,908
Excess income tax benefit from exercise of stock options	(15)	—	—	—	(15)
Deferred income taxes	—	(10,361)	(1,658)	—	(12,019)
Changes in operating assets and liabilities:
Accounts receivable	—	(13,398)	(2,658)	—	(16,056)
Inventories	—	128,476	2,993	—	131,469
Prepaid expenses and other current assets	—	1,557	9,548	—	11,105
Other assets	—	1,954	—	—	1,954
Accounts payable	—	2,875	(7,727)	—	(4,852)
Accrued expenses and other liabilities	13,610	(841)	(9,857)	—	2,912

Net cash (used in) provided by operating activities	(18,836)	252,201	79,598	—	312,963

Cash flows from investing activities:
Intercompany accounts	327,737	(211,373)	(116,364)	—	—
Purchase of property, plant and equipment	3,274	(32,164)	(6,418)	—	(35,308)
Proceeds from sale of property, plant and equipment	—	1,081	345	—	1,426
Proceeds from sale of available-for-sale marketable securities	39,900	—	—	—	39,900
Purchase price adjustment and settlements, net	—	1,845	—	—	1,845
Purchase/sale of intangible assets	—	(150)	(328)	—	(478)

Net cash provided by (used in) investing activities	370,911	(240,761)	(122,765)	—	7,385

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(312,074)	(33)	—	—	(312,107)
Proceeds from short-term borrowings	—	—	18,204	—	18,204
Principal payments under the Revolving Credit Facility	(11,000)	—	—	—	(11,000)
Proceeds from borrowings under the Revolving Credit Facility	5,000	—	—	—	5,000
Proceeds from settlement of interest rate SWAP	353	—	—	—	353
Excess income tax benefit from exercise of stock options	15	—	—	—	15
Proceeds from stock options exercised	105	—	—	—	105

Net cash (used in) provided by financing activities	(317,601)	(33)	18,204	—	(299,430)

Effect of exchange rate changes on cash and cash equivalents	(2,536)	63	4,078	—	1,605

Net increase (decrease) in cash and cash equivalents	31,938	11,470	(20,885)	—	22,523
Cash and cash equivalents at beginning of year	28,028	(2,085)	41,339	—	67,282

Cash and cash equivalents at end of year	$59,966	$9,385	$20,454	$—	$89,805

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2005

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$78,137	$57,353	$76,885	$(134,238)	$78,137
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(134,238)	—	—	134,238	—
Provision relating to impairments and disposals of property, plant and equipment	46	7,333	—	—	7,379
Depreciation and amortization	7,095	36,866	14,322	—	58,283
Foreign currency transaction loss/(gain)	264	(4,377)	(173)	—	(4,286)
Amortization and write-off of deferred charges	2,550	—	—	—	2,550
Loss on bond redemption	790	—	—	—	790
Compensation expense for ESOP	2,583	—	—	—	2,583
Gain on sale of business assets	—	565	(2,564)	—	(1,999)
Goodwill impairment	—	7,589	97	—	7,686
Allowance for doubtful accounts	—	(184)	366	—	182
Inventory reserves	—	9,479	21	—	9,500
Excess income tax benefit from exercise of stock options	220	—	—	—	220
Deferred income taxes	77	3,278	1,172	—	4,527
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	27,577	1,777	—	29,354
Inventories	—	(86,623)	(811)	—	(87,434)
Prepaid expenses and other current assets	—	669	(2,282)	—	(1,613)
Other assets	—	(139)	—	—	(139)
Accounts payable	—	(21,363)	(7,156)	—	(28,519)
Accrued expenses and other liabilities	(3)	7,341	1,309	—	8,647

Net cash (used in) provided by operating activities	(42,479)	45,364	82,963	—	85,848

Cash flows from investing activities:
Intercompany accounts	50,526	2,788	(53,314)	—	—
Purchase of property, plant and equipment	(5,880)	(53,529)	(12,107)	—	(71,516)
Proceeds from sale of property, plant and equipment	11	265	22	—	298
Proceeds from sale of property, plant and equipment held for sale	—	9,950	—	—	9,950
Proceeds from sale of business assets	—	—	5,766	—	5,766
Purchase of available-for-sale marketable securities	(39,900)	—	—	—	(39,900)
Cash paid for acquisitions, net of cash acquired	(131,397)	—	—	—	(131,397)
Purchase price dispute settlements, net	(12,794)	—	4,558	—	(8,236)
Sale/purchase of intangible assets	—	30	(563)	—	(533)
Purchase of industrial revenue bonds	(14,973)	—	—	—	(14,973)

Net cash used in investing activities	(154,407)	(40,496)	(55,638)	—	(250,541)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(138,117)	—	(427)	—	(138,544)
Proceeds from borrowings under long-term debt agreements	132,950	—	—	—	132,950
Proceeds from sale-leaseback	14,973	—	—	—	14,973
Principal payments under the Revolving Credit Facility	(20,000)	—	—	—	(20,000)
Proceeds from borrowings under the Revolving Credit Facility	26,000	—	—	—	26,000
Bond issuance costs	(3,329)	—	—	—	(3,329)
Proceeds from stock options exercised	225	—	—	—	225
Proceeds from bond offering, net of discount	198,234	—	—	—	198,234
Purchase of treasury stock	(176)	—	—	—	(176)

Net cash provided by (used in) financing activities	210,760	—	(427)	—	210,333

Effect of exchange rate changes on cash and cash equivalents	941	—	(1,050)	—	(109)

Net increase in cash and cash equivalents	14,815	4,868	25,848	—	45,531
Cash and cash equivalents at beginning of year	13,213	(6,953)	15,491	—	21,751

Cash and cash equivalents at end of year	$28,028	$(2,085)	$41,339	$—	$67,282

22.    Quarterly Results of Operations (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for fiscal 2007 and 2006 (amounts may not equal fiscal year totals due to rounding):

	Quarter ended
Fiscal 2007:	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007
Net sales	$506,237	$508,459	$503,368	$496,441
Gross profit	259,190	268,929	262,771	256,832
Income before income taxes	76,764	80,678	77,022	69,511
Net income	50,856	57,354	51,226	48,497
Net income per basic share	$.76	$.85	$.76	$.72
Net income per diluted share	$.73	$.83	$.74	$.70
	Quarter ended
Fiscal 2006:	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
Net sales	$455,270	$481,743	$475,297	$467,912
Gross profit	209,321	230,612	218,703	229,389
Income before income taxes	30,663	29,913	40,960	51,290
Net income	22,920	21,300	29,901	37,663
Net income per basic share	$.34	$.32	$.44	$.56
Net income per diluted share	$.33	$.31	$.43	$.54

        Income before income taxes and net income amounts above include an inventory valuation adjustment ($1,983) for the fourth quarter of fiscal 2006 and impairment charges relating to goodwill and property, plant and equipment recorded in each respective quarter as follows:

	Quarter ended
Fiscal 2007:	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007
Impairment charges	$353	$231	$550	$202
	Quarter ended
Fiscal 2006:	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
Impairment charges	$3,560	$10,209	$6	$736

SCHEDULE II
NBTY, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
For the years ended September 30, 2007, 2006 and 2005

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
	(Dollars in thousands)
Fiscal year ended September 30, 2007:
Inventory reserves	$11,019	$12,832	$—		$(9,715)		$14,136
Allowance for doubtful accounts	$10,361	$(1,575)	$—		$(1,169	)(a)	$7,617
Promotional program incentive allowance	$30,439	$125,406	$—		$(128,416)		$27,429
Allowance for sales returns	$10,778	$21,976	$—		$(24,255	)(b)	$8,499
Valuation allowance for deferred tax assets	$7,353	$99	$—		$(717)		$6,735
Fiscal year ended September 30, 2006:
Inventory reserves	$13,956	$8,908	$—		$(11,845)		$11,019
Allowance for doubtful accounts	$9,155	$1,427	$—		$(221	)(a)	$10,361
Promotional program incentive allowance	$43,837	$137,138	$—		$(150,536)		$30,439
Allowance for sales returns	$15,616	$28,113	$—		$(32,951	)(b)	$10,778
Valuation allowance for deferred tax assets	$9,245	$1,315	$—		$(3,207)		$7,353
Fiscal year ended September 30, 2005:
Inventory reserves	$17,562	$9,500	$—		$(13,106)		$13,956
Allowance for doubtful accounts	$9,389	$182	$—		$(416	)(a)	$9,155
Promotional program incentive allowance	$37,495	$142,999	$383	(c)	$(137,040)		$43,837
Allowance for sales returns	$9,108	$45,444	$143	(c)	$(39,079	)(b)	$15,616
Valuation allowance for deferred tax assets	$6,614	$1,648	$1,133	(c)	$(150)		$9,245

(a)
Uncollectible accounts written off.

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

Dated: November 27, 2007

        Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT RUDOLPH Scott Rudolph	Chairman and Chief Executive Officer (Principal Executive Officer)	November 27, 2007
/s/ HARVEY KAMIL Harvey Kamil	President and Chief Financial Officer (Principal Operating Officer, Principal Financial and Accounting Officer)	November 27, 2007
/s/ ARTHUR RUDOLPH Arthur Rudolph	Director	November 27, 2007
/s/ ARAM G. GARABEDIAN Aram G. Garabedian	Director	November 27, 2007
/s/ GLENN COHEN Glenn Cohen	Director	November 27, 2007
/s/ MICHAEL L. ASHNER Michael L. Ashner	Director	November 27, 2007
/s/ MICHAEL C. SLADE Michael C. Slade	Director	November 27, 2007

/s/ PETER WHITE Peter White	Director	November 27, 2007
/s/ NEIL KOENIG Neil Koenig	Director	November 27, 2007

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE.
NBTY, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007 TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among NBTY, Inc., The NYSE Composite Index And The NYSE HealthCare Index
  Item 6. Selected Financial Data
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Benefical Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
NBTY, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
NBTY, Inc. and Subsidiaries Consolidated Balance Sheets September 30, 2007 and 2006 (in thousands, except per share amounts)
NBTY, Inc. and Subsidiaries Consolidated Statements of Income Years Ended September 30, 2007, 2006 and 2005 (in thousands, except per share amounts)
NBTY, Inc. and Subsidiaries Consolidated Statements of Cash Flows Years Ended September 30, 2007, 2006 and 2005 (in thousands)
NBTY, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Continued) Years Ended September 30, 2007, 2006 and 2005 (in thousands)
NBTY, Inc. and Subsidiaries Notes to Consolidated Financial Statements Years Ended September 30, 2007, 2006 and 2005 (dollars and shares in thousands, except per share amounts)
Condensed Consolidating Balance Sheet As of September 30, 2006
Condensed Consolidating Statement of Income Year Ended September 30, 2007
Condensed Consolidating Statement of Income Year Ended September 30, 2006
Condensed Consolidating Statement of Income Year Ended September 30, 2005
Condensed Consolidating Statement of Cash Flows Fiscal Year Ended September 30, 2007
Condensed Consolidating Statement of Cash Flows Fiscal Year Ended September 30, 2006
Condensed Consolidating Statement of Cash Flows Fiscal Year Ended September 30, 2005
SCHEDULE II NBTY, INC. AND SUBSIDIARIES Valuation and Qualifying Accounts For the years ended September 30, 2007, 2006 and 2005
SIGNATURES