Form 10-Q
period 2007-12-31
NBTY INC
filed 2008-02-08
CIK 70793

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2007
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number: 001-31788

NBTY, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2228617 (I.R.S. Employer Identification No.)
2100 Smithtown Avenue, Ronkonkoma, New York (Address of principal executive offices)	11779 (Zip Code)
(631) 567-9500 (Registrant's telephone number, including area code)
Former address: 90 Orville Dr., Bohemia, NY (Former name, former address and former fiscal year, if changed since last report)

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

        The number of shares of Common Stock (par value $.008 per share) outstanding as of January 31, 2008 was 66,830,770.

NBTY, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NBTY, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars and shares in thousands, except per share amounts)

	December 31, 2007	September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$98,941	$92,902
Investments	137,301	121,382
Accounts receivable, net	111,226	98,454
Inventories	390,321	384,990
Deferred income taxes	21,856	21,441
Prepaid expenses and other current assets	52,825	54,460

Total current assets	812,470	773,629
Property, plant and equipment, net	323,193	323,154
Goodwill	248,614	251,753
Other intangible assets, net	159,045	157,548
Other assets	29,386	28,851

Total assets	$1,572,708	$1,534,935

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$1,008	$989
Accounts payable	72,931	71,852
Accrued expenses and other current liabilities	135,658	125,533

Total current liabilities	209,597	198,374
Long-term debt, net of current portion	209,400	210,106
Deferred income taxes	58,272	61,788
Other liabilities	11,586	8,697

Total liabilities	488,855	478,965

Commitments and contingencies
Stockholders' equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 66,822 shares at December 31, 2007 and 67,118 shares at September 30, 2007	535	537
Capital in excess of par	142,864	143,244
Retained earnings	897,516	864,852
Accumulated other comprehensive income	42,938	47,337

Total stockholders' equity	1,083,853	1,055,970

Total liabilities and stockholders' equity	$1,572,708	$1,534,935

The accompanying notes are an integral part of these condensed consolidated financial statements

NBTY, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(Dollars and shares in thousands, except per share amounts)

	For the three months ended December 31,
	2007	2006
Net sales	$510,858	$506,237

Costs and expenses:
Cost of sales	240,331	247,047
Advertising, promotion and catalog	34,169	26,763
Selling, general and administrative	168,123	151,939

	442,623	425,749

Income from operations	68,235	80,488

Other income (expense):
Interest	(3,862)	(5,063)
Miscellaneous, net	4,887	1,339

	1,025	(3,724)

Income before provision for income taxes	69,260	76,764
Provision for income taxes	23,438	25,908

Net income	$45,822	$50,856

Net income per share:
Basic	$0.68	$0.76
Diluted	$0.67	$0.73
Weighted average common shares outstanding:
Basic	66,903	67,213
Diluted	68,786	69,331

The accompanying notes are an integral part of these condensed consolidated financial statements

NBTY, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income

For the Three Months Ended December 31, 2007 and 2006

(Unaudited)

(Dollars and shares in thousands)

	Common Stock
	Number of Shares	Amount	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, September 30, 2006	67,212	$538	$138,777	$671,060	$29,057	$839,432
Components of comprehensive income:
Net income				50,856		50,856
Foreign currency translation adjustment and other, net of taxes					7,978	7,978

Comprehensive income:						$58,834

Exercise of stock options	2	—	12			12
Tax benefit from exercise of stock options			20			20

Balance, December 31, 2006	67,214	$538	$138,809	$721,916	$37,035	$898,298

Balance, September 30, 2007	67,118	$537	$143,244	$864,852	$47,337	$1,055,970
Components of comprehensive income:
Net income				45,822		45,822
Foreign currency translation adjustment and other, net of taxes					(4,399)	(4,399)

Comprehensive income:						$41,423

Adoption of FIN 48				(3,025)		(3,025)
Purchase and retirement of treasury shares	(296)	(2)	(468)	(10,133)		(10,603)
Tax benefit from exercise of stock options			88			88

Balance, December 31, 2007	66,822	$535	$142,864	$897,516	$42,938	$1,083,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the three months ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$45,822	$50,856
Adjustments to reconcile net income to net cash and cash
equivalents provided by operating activities:
Provision relating to impairments and disposals of property, plant and equipment	462	392
Depreciation and amortization	13,932	14,231
Foreign currency transaction (gain) loss	(1,299)	318
Amortization and write-off of deferred financing costs	152	1,303
Amortization of bond discount	34	31
Allowance for doubtful accounts	(229)	(135)
Inventory reserves	1,061	2,292
Deferred income taxes	449	3,886
Excess income tax benefit from exercise of stock options	(88)	(20)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,789)	(2,516)
Inventories	(7,784)	(5,087)
Prepaid expenses and other current assets	1,275	4,443
Other assets	(490)	(163)
Accounts payable	687	2,834
Accrued expenses and other liabilities	7,842	10,241

Net cash provided by operating activities	50,037	82,906

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,814)	(6,212)
Purchase of available-for-sale investments	(55,148)	(214,718)
Proceeds from sale of available-for-sale investments	39,272	154,844
Cash paid for acquisitions, net of cash acquired	(5,072)	(38,219)
Cash collateral securing loan	—	(18,360)

Net cash used in investing activities	(30,762)	(122,665)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(239)	(196)
Payments of financing fees	—	(1,649)
Excess income tax benefit from exercise of stock options	88	20
Proceeds from stock options exercised	—	12
Purchase of treasury stock (subsequently retired)	(10,603)	—

Net cash used in financing activities	(10,754)	(1,813)

Effect of exchange rate changes on cash and cash equivalents	(2,482)	1,763

Net increase (decrease) in cash and cash equivalents	6,039	(39,809)
Cash and cash equivalents at beginning of period	92,902	89,805

Cash and cash equivalents at end of period	$98,941	$49,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands)

1. Basis of Presentation

        NBTY, Inc. and its subsidiaries are referred to herein collectively as "we", "our", "us", "NBTY", or the "Company". We have prepared these unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles applicable to interim financial information and on a basis that is consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 ("2007 Form 10-K"). In our opinion, these financial statements reflect all adjustments (including normal recurring items) necessary for a fair presentation of our results for the interim periods presented. These unaudited condensed consolidated financial statements do not include all information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in our 2007 Form 10-K. Results for interim periods are not necessarily indicative of results which may be achieved for a full year.

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

Concentration of Credit Risk and Significant Customers

        Financial instruments which potentially subject us to credit risk consist primarily of cash and cash equivalents (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts), investments and trade accounts receivable. We mitigate our risk by investing in or through major financial institutions. At December 31, 2007, our investments consisted of auction rate securities and variable rate demand notes, which were classified as available-for-sale investments and reported at fair value (which approximates cost). At December 31, 2007, included in our auction rate securities were fully insured, Aaa-rated New York State Agency securities of approximately $136,150. The underlying auction rate securities, without insurance, are rated between A and Aaa. Although we have not experienced a failed auction associated with any of our auction rate securities, in the case of a failed auction, the auction rate security becomes an illiquid long-term bond (until the failed auction is resolved by the issuer) and the subsequent reset rates on such security are set above the market specified rates in the prospectus/offering circular. Any impairment in the value of our investments due to failed auctions, or securities which have defaulted, could adversely impact our earnings and impact our future earnings.

        We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their credit information. Collections and payments from customers are continuously monitored.

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Dollars in thousands)

1. Basis of Presentation (Continued)

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

        The following individual customers accounted for the following percentages of net sales for the three months ended December 31, 2007 and 2006, respectively:

	Wholesale/US Nutrition Net Sales For the three months ended December 31,		Consolidated Net Sales For the three months ended December 31,
	2007	2006	2007	2006
Customer A	21%	16%	10%	8%
Customer B	9%	11%	5%	5%

        The loss of any one of these customers would have a material adverse effect on the Wholesale/US Nutrition segment if we were unable to replace such customer(s). In addition, a third customer, representing less than 10% of the Wholesale/US Nutrition segment's net sales is primarily a supplier to Customer A. Therefore, the loss of Customer A would likely result in the loss of most of the net sales of this third customer.

        The following individual customers accounted for 10% or more of the Wholesale/US Nutrition segment's gross accounts receivable as of December 31, 2007 and September 30, 2007, respectively:

	December 31, 2007	September 30, 2007
Customer A	15%	14%
Customer B	11%	7%

Accounts Receivable Reserves and Allowances

        Accounts receivable are net of the following reserves and allowances at December 31, 2007 and September 30, 2007:

	December 31, 2007	September 30, 2007
Allowance for sales returns	9,204	$8,499
Promotional programs incentive allowance	27,706	27,429
Allowance for doubtful accounts	7,411	7,617

	$44,321	$43,545

Assets Held for Sale

        In fiscal 2007, we decided to sell the land and building located in Augusta, Georgia, since we no longer intend to develop a manufacturing facility at this site. We anticipate that this sale will be

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Dollars in thousands)

1. Basis of Presentation (Continued)

completed during 2008. Accordingly, the carrying value of the land and building of $11,388 (which approximates its fair value less costs to sell) is classified as held for sale within prepaid expenses and other current assets in the accompanying balance sheet at December 31, 2007. During the three months ended December 31, 2007, the carrying value of the building increased due to capitalized improvements of $1,088.

Supplemental Disclosure of Cash Flow Information

	For the three months ended December 31,
	2007	2006
Non-cash investing and financing information:
Property, plant and equipment additions included in accounts payable	$4,436	$1,311
Acquisitions accounted for under the purchase method:
Fair value of assets acquired	$5,072	$47,579
Liabilities assumed	—	(9,313)
Less: Cash acquired	—	(47)

Net cash paid	$5,072	$38,219

Recent Accounting Developments

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), ("SFAS No. 141R"), "Business Combinations", which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, however, includes changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141R will be dependent on the extent and nature of any future acquisitions.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Companies electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 will be effective as of the beginning of the first fiscal year that begins after November 15, 2007. We will adopt SFAS 159

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Dollars in thousands)

1. Basis of Presentation (Continued)

on October 1, 2008. The impact of the adoption of SFAS 159 will be dependent on the extent to which we choose to elect to measure eligible items at fair value.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for us beginning October 1, 2008. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b—Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures.

2. Investments

        Our investments at December 31, 2007 consisted primarily of variable rate demand notes and auction rate securities, which were classified as available-for-sale marketable securities and reported at fair value (which approximates cost) in the accompanying consolidated balance sheets. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through a "dutch auction" process which occurs every 7 to 35 days. These investments were recorded at fair value; any unrealized gains/losses were included in other comprehensive income, unless a loss was determined to be other than temporary. We classified such securities as current assets in the accompanying balance sheet because we have the ability and intent to sell these securities as necessary to meet our then current liquidity requirements. At December 31, 2007, there were no unrealized holding gains or losses.

        Investment income included in "Miscellaneous, net" in the statements of income was $2,674 and $880 for the three months ended December 31, 2007 and 2006, respectively.

3. Inventories

        The components of inventories were as follows:

	December 31, 2007	September 30, 2007
Raw materials	$93,030	$92,924
Work-in-process	10,636	8,277
Finished goods	301,147	297,925
Valuation and obsolescence reserves	(14,492)	(14,136)

Total	$390,321	$384,990

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Dollars in thousands)

4. Goodwill and Intangible Assets

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

        The changes in the carrying amount of goodwill by segment for the three month period ended December 31, 2007, were as follows:

	Wholesale / US Nutrition	European Retail	Direct Response / E-Commerce	Consolidated
Balance at September 30, 2007	$75,638	$160,918	$15,197	$251,753
Foreign currency translation	28	(3,167)	—	(3,139)

Balance at December 31, 2007	$75,666	$157,751	$15,197	$248,614

Other Intangible Assets

        Other intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives (not exceeding 20 years). The carrying amounts of intangible assets as of December 31, 2007 and September 30, 2007 were as follows:

	December 31, 2007		September 30, 2007
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets
Brands	$99,525	$17,592	$99,608	$16,438	20
Customer lists	66,244	37,107	62,090	36,119	2 - 15
Private label and customer relationships	40,548	6,108	40,669	5,538	10 - 20
Trademarks and licenses	17,743	6,656	17,640	6,375	2 - 20
Covenants not to compete	3,558	2,910	3,056	2,845	3 - 5

	227,618	70,373	223,063	67,315
Indefinite lived intangible asset
Trademark	1,800	—	1,800	—

Total intangible assets	$229,418	$70,373	$224,863	$67,315

        In connection with an acquisition completed in October 2007, customer lists, covenants not to compete and trademarks increased $4,168, $500 and $140, respectively. These amounts are preliminary and may be adjusted once a final allocation of the purchase price is completed.

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Dollars in thousands)

4. Goodwill and Intangible Assets (Continued)

        Aggregate amortization expense of other intangible assets included in the consolidated statements of income under the caption "selling, general and administrative" expenses for the three months ended December 31, 2007 and 2006 was approximately $3,381 and $3,308, respectively.

        Assuming no changes in our definite lived intangible assets, estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the fiscal year ending September 30,
2008	$13,435
2009	$12,192
2010	$12,016
2011	$11,973
2012	$11,842

5. Impairments

        In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), carrying values are reviewed for impairment whenever events or changes in circumstances indicate that the assets' carrying values may not be recoverable. In order to determine if a write down is necessary, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. We consider a history of cash flow losses on a store by store basis to be a primary indicator of potential impairment.

        During the three months ended December 31, 2007 and 2006, we evaluated, for an impairment review, certain retail stores that had reached a certain level of maturity and were sustaining operating losses. During the three months ended December 31, 2007 and 2006, we recognized impairment charges of $350 and $353, respectively. These impairment charges related primarily to leasehold improvements and furniture and fixtures for North American Retail operations and were included in "selling, general and administrative" expense in the statements of income.

6. Accrued Expenses and Other Current Liabilities

        The components of accrued expenses and other current liabilities were as follows:

	December 31, 2007	September 30, 2007
Accrued compensation and related taxes	$26,885	$25,742
Accrued purchases	13,215	12,541
Litigation	9,490	9,316
Income taxes payable	27,632	12,329
Other	58,436	65,605

	$135,658	$125,533

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Dollars in thousands)

7. Long-Term Debt

        In December 2007, we amended the terms of our multicurrency term facility to extend the maturity to December 2010.

8. Litigation Summary

Prohormone products

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

        MET-Rx recently filed a motion to dismiss the lawsuit based upon plaintiffs' failure to prosecute the case diligently. No trial date has been set. We have defended vigorously against the claims asserted and based upon the information available at this time, no determination can be made as to its final outcome, nor can its materiality be accurately ascertained.

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

(Dollars in thousands)

8. Litigation Summary (Continued)

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

9. Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors.

        The effective income tax rate for the three months ended December 31, 2007 and December 31, 2006 was 33.8%. The effective income tax rates are generally lower than the U.S. federal statutory rate, primarily due to the structure of our foreign subsidiaries which could also continue to impact future fiscal quarters. Effective October 1, 2007, we adopted FIN 48, "Accounting for Uncertainty in Income Taxes." In accordance with FIN 48, we recognized a cumulative-effect adjustment of $3,025, increasing our liability for unrecognized tax benefits, interest and penalties and reducing the October 1, 2007 balance of retained earnings.

        At October 1, 2007, we had $10,446 in unrecognized tax benefits, the recognition of which would have an effect of $6,288 on income tax expense and the effective tax rate. We do not believe that the amount will significantly change in the next 12 months.

        We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods. At October 1, 2007, we had accrued $1,313 and $1,019 for the potential payment of interest and penalties, respectively. As of October 1, 2007, we are subject to U.S. Federal Income Tax examinations for the tax years 2004 through 2007, and to non-US examinations for the tax years of 2002 - 2007, In addition, we are generally subject to state and local examinations for fiscal years 2004 - 2007, except in California where we are undergoing examinations for fiscal years 1999 - 2001.

        There were no significant changes to any of these amounts during the three months ended December 31, 2007.

10. Stockholder's Equity and Net Income Per Share

        During October 2007, the Company repurchased 296 thousand shares of NBTY common stock at an average price of $35.87, totaling approximately $10,603, including commissions. All shares were repurchased in open-market transactions as part of our publicly announced share repurchase program. As of December 31, 2007, there were approximately 10,270,000 shares available to be repurchased under this program.

        Basic net income per share is based on the weighted average number of common shares outstanding during the three month period ended December 31, 2007 and 2006. Diluted net income per share includes the dilutive effect of outstanding stock options, which resulted in a dilutive effect of approximately 1,883,000 and 2,118,000 shares for the three months ended December 31, 2007 and 2006, respectively.

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Dollars in thousands)

11. Segment Information

        We are organized by sales segments on a worldwide basis and evaluate performance based on a number of factors; however, the primary measures of performance are the net sales, gross profit and income or loss from operations (prior to corporate allocations) of each segment, as these are the key performance indicators that we review. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, IT, and various other corporate level activity related expenses. Such unallocated expenses remain within corporate. Corporate also includes our manufacturing assets and, accordingly, certain items associated with these activities remain unallocated in the corporate segment. The European Retail operations are evaluated excluding the impact of any intercompany transfer pricing.

        All of our products fall into one or more of these four segments:

  •
  Wholesale/US Nutrition—This segment is comprised of several divisions, each targeting specific market groups which include wholesalers, distributors, supermarket and drug store chains, pharmacies, health food stores, bulk and international customers.

  •
  North American Retail—This segment generates revenue through its 454 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its Canadian operation of 80 owned and operated Le Naturiste stores.

  •
  European Retail—This segment generates revenue through its 514 Holland & Barrett stores, 31 GNC stores in the UK, 70 DeTuinen stores in the Netherlands and 19 Nature's Way stores in Ireland. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phone.

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Dollars in thousands)

11. Segment Information (Continued)

        The following table represents key financial information of our business segments:

	Wholesale/ US Nutrition	North American Retail	European Retail	Direct Response/ E-Commerce	Corporate/ Manufacturing	Consolidated
For the three months ended December 31, 2007:
Net sales	$258,935	$56,182	$158,597	$37,144	$—	$510,858
Income (loss) from operations	53,981	(864)	35,067	7,123	(27,072)	68,235
Depreciation and amortization	2,694	850	3,063	1,366	5,959	13,932
Capital expenditures	1,828	210	4,509	3	3,264	9,814
For the three months ended December 31, 2006:
Net sales	$246,728	$54,973	$152,966	$51,570	$—	$506,237
Income (loss) from operations	49,589	1,087	38,824	15,593	(24,605)	80,488
Depreciation and amortization	2,789	1,137	2,828	1,265	6,212	14,231
Capital expenditures	329	178	2,474	660	2,571	6,212

        Net sales by location of customer were as follows:

	For the three months ended December 31,
	2007	2006
Net sales by location of customer
United States	$303,266	$305,239
United Kingdom	148,666	145,783
Holland	16,111	13,955
Ireland	5,604	4,925
Canada	9,800	8,359
Mexico	6,235	9,579
Other foreign countries	21,176	18,397

Consolidated net sales	$510,858	$506,237

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Dollars in thousands)

11. Segment Information (Continued)

        Total assets by segment were as follows:

	December 31, 2007	September 30, 2007
Wholesale/US Nutrition	$515,244	$511,541
North American Retail	38,476	39,998
European Retail	440,774	434,915
Direct Response/E-Commerce	56,416	55,582
Corporate/Manufacturing	521,798	492,899

Consolidated assets	$1,572,708	$1,534,935

        Approximately 36% and 35% of our net sales during the three months ended December 31, 2007 and 2006, respectively, were denominated in currencies other than U.S. dollars, principally British Pounds, Euros and Canadian dollars. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on our results of operations.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	December 31, 2007	September 30, 2007
Total Assets	33%	32%
Total Liabilities	23%	21%

12. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

        The 7 1/8% Senior Subordinated Notes due 2015 are guaranteed by all of our domestic subsidiaries, which are wholly-owned by the Company. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

  1.
  Condensed consolidating financial statements as of December 31, 2007 and September 30, 2007 and for the three months ended December 31, 2007 and 2006 of (a) NBTY, Inc., the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and

  2.
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

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Dollars in thousands)

12. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,481	$—	$92,460	$—	$98,941
Investments	137,301	—	—	—	137,301
Accounts receivable, net	—	94,746	24,543	(8,063)	111,226
Intercompany	—	374,505	564,400	(938,905)	—
Inventories	—	271,537	126,964	(8,180)	390,321
Deferred income taxes	—	21,092	764	—	21,856
Prepaid expenses and other current assets	—	28,620	24,205	—	52,825

Total current assets	143,782	790,500	833,336	(955,148)	812,470
Property, plant and equipment, net	35,688	187,213	100,292	—	323,193
Goodwill	—	81,452	167,162	—	248,614
Other intangible assets, net	—	110,704	48,341	—	159,045
Other assets	—	10,226	19,160	—	29,386
Intercompany loan receivable	399,280	—	—	(399,280)	—
Investments in subsidiaries	1,694,163	—	—	(1,694,163)	—

Total assets	$2,272,913	$1,180,095	$1,168,291	$(3,048,591)	$1,572,708

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$838	$34	$136	$—	$1,008
Accounts payable	—	36,668	36,263	—	72,931
Intercompany	938,905	—	—	(938,905)	—
Accrued expenses and other current liabilities	—	85,669	58,052	(8,063)	135,658

Total current liabilities	939,743	122,371	94,451	(946,968)	209,597
Intercompany loan payable	—	—	399,280	(399,280)	—
Long-term debt, net of current portion	190,213	2	19,185	—	209,400
Deferred income taxes	56,375	—	1,897	—	58,272
Other liabilities	2,729	3,599	5,258	—	11,586

Total liabilities	1,189,060	125,972	520,071	(1,346,248)	488,855

Commitments and contingencies
Stockholders' Equity:
Common stock	535	—	—	—	535
Capital in excess of par	142,864	352,020	301,271	(653,291)	142,864
Retained earnings	897,516	702,103	363,842	(1,065,945)	897,516
Accumulated other comprehensive income	42,938	—	(16,893)	16,893	42,938

Total stockholders' equity	1,083,853	1,054,123	648,220	(1,702,343)	1,083,853

Total liabilities and stockholders' equity	$2,272,913	$1,180,095	$1,168,291	$(3,048,591)	$1,572,708

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Dollars in thousands)

12. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

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

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Dollars in thousands)

12. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Income
Three Months Ended December 31, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$333,069	$198,042	$(20,253)	$510,858

Costs and expenses:
Cost of sales	—	179,426	81,158	(20,253)	240,331
Advertising, promotion and catalog	—	27,477	6,692	—	34,169
Selling, general and administrative	24,474	66,673	76,976	—	168,123

	24,474	273,576	164,826	(20,253)	442,623

Income from operations	(24,474)	59,493	33,216	—	68,235

Other income (expense):
Equity in income of subsidiaries	58,442	—	—	(58,442)	—
Intercompany interest	8,255	—	(8,255)	—	—
Interest	(3,544)	(1)	(317)	—	(3,862)
Miscellaneous, net	1,143	1,993	1,751	—	4,887

	64,296	1,992	(6,821)	(58,442)	1,025

Income before provision for income taxes	39,822	61,485	26,395	(58,442)	69,260

(Benefit)/ provision for income taxes	(6,000)	21,520	7,918	—	23,438

Net income	$45,822	$39,965	$18,477	$(58,442)	$45,822

Condensed Consolidating Statement of Income
Three Months Ended December 31, 2006

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$349,550	$175,442	$(18,755)	$506,237

Costs and expenses:
Cost of sales	—	192,562	73,240	(18,755)	247,047
Advertising, promotion and catalog	—	22,796	3,967	—	26,763
Selling, general and administrative	24,605	64,265	63,069	—	151,939

	24,605	279,623	140,276	(18,755)	425,749

Income from operations	(24,605)	69,927	35,166	—	80,488

Other income (expense):
Equity in income of subsidiaries	65,686	—	—	(65,686)	—
Intercompany interest	6,699	—	(6,699)	—	—
Interest	(4,760)	(14)	(289)	—	(5,063)
Miscellaneous, net	612	(192)	919	—	1,339

	68,237	(206)	(6,069)	(65,686)	(3,724)

Income before provision for income taxes	43,632	69,721	29,097	(65,686)	76,764

(Benefit)/ provision for income taxes	(7,224)	24,403	8,729	—	25,908

Net income	$50,856	$45,318	$20,368	$(65,686)	$50,856

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Dollars in thousands)

12. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended December 31, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$45,822	$39,965	$18,477	$(58,442)	$45,822
Adjustments to reconcile net income to net cash & cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(58,442)	—	—	58,442	—
Impairments and disposals of property, plant and equipment	77	383	2	—	462
Depreciation and amortization	1,546	9,019	3,367	—	13,932
Foreign currency transaction (gain) / loss	(673)	(911)	285	—	(1,299)
Amortization and write-off of deferred financing costs	152	—	—	—	152
Amortization and write-off of bond discount	34	—	—	—	34
Allowance for doubtful accounts	—	(229)	—	—	(229)
Inventory reserves	—	798	263	—	1,061
Deferred income taxes	—	449	—	—	449
Excess income tax benefit from exercise of stock options	(88)	—	—	—	(88)
Changes in operating assets and liabilities, net of acquisitions:			—
Accounts receivable	—	(11,787)	(2)	—	(11,789)
Inventories	—	(2,252)	(5,532)	—	(7,784)
Prepaid expenses and other current assets	—	4,226	(2,951)	—	1,275
Other assets	—	(490)	—	—	(490)
Accounts payable	—	(1,724)	2,411	—	687
Accrued expenses and other liabilities	—	6,897	945	—	7,842

Net cash (used in) provided by operating activities	(11,572)	44,344	17,265	—	50,037

Cash flows from investing activities:
Intercompany accounts	32,798	(41,152)	8,354	—	—
Purchase of property, plant and equipment	(2,183)	(3,353)	(4,278)	—	(9,814)
Purchase of available-for-sale investments	(55,148)	—	—	—	(55,148)
Proceeds from sale of available-for-sale investments	36,140	—	3,132	—	39,272
Cash paid for acquisitions, net of cash acquired	(5,072)	—	—	—	(5,072)

Net cash provided by (used in) investing activities	6,535	(44,505)	7,208	—	(30,762)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(206)	(33)	—	—	(239)
Excess income tax benefit from exercise of stock options	88	—	—	—	88
Purchase of treasury stock (subsequently retired)	(10,603)	—	—	—	(10,603)

Net cash used in financing activities	(10,721)	(33)	—	—	(10,754)

Effect of exchange rate changes on cash and cash equivalents	—	194	(2,676)	—	(2,482)

Net (decrease) increase in cash and cash equivalents	(15,758)	—	21,797	—	6,039
Cash and cash equivalents at beginning of period	22,239	—	70,663	—	92,902

Cash and cash equivalents at end of period	$6,481	$—	$92,460	$—	$98,941

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Dollars in thousands)

12. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended December 31, 2006

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$50,856	$45,318	$20,368	$(65,686)	$50,856
Adjustments to reconcile net income to net cash & cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(65,686)	—	—	65,686	—
Impairments and disposals of property, plant and equipment	10	361	21	—	392
Depreciation and amortization	1,880	8,986	3,365		14,231
Foreign currency transaction loss/(gain)	825	(413)	(94)		318
Amortization and write-off of deferred financing costs	1,303				1,303
Amortization of bond discount	31				31
Allowance for doubtful accounts		(160)	25	—	(135)
Inventory reserves	—	1,657	635	—	2,292
Deferred income taxes		3,886	—	—	3,886
Excess income tax benefit from exercise of stock options	(20)	—	—	—	(20)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	(4,600)	2,084	—	(2,516)
Inventories	—	(765)	(4,322)	—	(5,087)
Prepaid expenses and other current assets	—	6,118	(1,675)	—	4,443
Other assets	—	(163)	—	—	(163)
Accounts payable	—	(4,189)	7,023	—	2,834
Accrued expenses and other liabilities	—	6,919	3,322	—	10,241

Net cash (used in) provided by operating activities	(10,801)	62,955	30,752	—	82,906

Cash flows from investing activities:
Intercompany accounts	57,124	(71,578)	14,454	—	—
Purchase of property, plant and equipment	(876)	(3,476)	(1,860)	—	(6,212)
Purchase of available-for-sale investments	(214,718)	—	—	—	(214,718)
Proceeds from sale of available-for-sale investments	154,844	—	—	—	154,844
Cash paid for acquisition, net of cash acquired	(38,219)	—	—	—	(38,219)
Cash collateral securing loan	—	—	(18,360)	—	(18,360)

Net cash used in investing activities	(41,845)	(75,054)	(5,766)	—	(122,665)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(151)	(45)	—	—	(196)
Payments for financing fees	(1,649)	—	—	—	(1,649)
Excess income tax benefit from exercise of stock options	20	—	—	—	20
Proceeds from stock options exercised	12	—	—	—	12

Net cash used in financing activities	(1,768)	(45)	—	—	(1,813)

Effect of exchange rate changes on cash and cash equivalents	613	(431)	1,581	—	1,763

Net (decrease) increase in cash and cash equivalents	(53,801)	(12,575)	26,567	—	(39,809)
Cash and cash equivalents at beginning of period	59,966	9,385	20,454	—	89,805

Cash and cash equivalents at end of period	$6,165	$(3,190)	$47,021	$—	$49,996

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

  •
  unavailability of, or inability to consummate, advantageous acquisitions in the future, including those that may be subject to bankruptcy court approval or our inability to integrate acquisitions into the mainstream of our business;

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

NBTY, Inc. and Subsidiaries

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

  •
  risk factors discussed elsewhere in this report and in our Form 10-K for the fiscal year ended September 30, 2007;

  •
  adverse effects on us of increased energy prices and potentially reduced traffic flow to our retail locations;

  •
  adverse tax determinations;

  •
  the loss of a significant customer;

  •
  potential investment losses as a result of liquidity conditions; and

  •
  other factors beyond our control.

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

        The following discussion should also be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere herein and our 2007 Form 10-K.

Overview

        We are a leading global vertically integrated manufacturer, marketer and retailer of a broad line of high-quality, value-priced nutritional supplements in the United States and throughout the world. We market approximately 22,000 products under several brands, including Nature's Bounty®, Vitamin World®, Puritan's Pride®, Holland & Barrett®, Rexall®, Osteo-Bi-Flex®, Flex-a-min®, Knox®, Sundown®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®, DeTuinen®, Le Naturiste™, SISU®, Solgar® and Ester-C®.

NBTY, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

We market our products through four distribution channels:

  •
  Wholesale/US Nutrition—This segment is comprised of several divisions, each targeting specific market groups which include wholesalers, distributors, supermarket and drug store chains, pharmacies, health food stores, bulk and international customers.

  •
  North American Retail—This segment generates revenue through its 454 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its Canadian operation of 80 owned and operated Le Naturiste stores.

  •
  European Retail—This segment generates revenue through its 514 Holland & Barrett stores, 31 GNC stores in the UK, 70 DeTuinen stores in the Netherlands and 19 Nature's Way stores in Ireland. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phoning customer service representatives in New York, Illinois or the United Kingdom.

Critical Accounting Policies

        Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. A discussion of our critical accounting policies and estimates are included in Management's Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Management has discussed the development and selection of these policies with the Audit Committee of the Company's Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company's disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management's Discussion and Analysis section of the audited financial statements for the fiscal year ended September 30, 2007 as filed with the Securities and Exchange Commission.

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

NBTY, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006:

  Net Sales

        Net sales by segment for the three months ended December 31, 2007 as compared with the prior comparable period were as follows:

Net Sales by Segment
Three months ended December 31

	2007		2006		Comparison 2007 vs. 2006
Segment		% of total		% of total
	Net Sales		Net Sales		$ change	% change
Wholesale/US Nutrition	$258,935	50.7%	$246,728	48.7%	$12,207	4.9%
North American Retail	56,182	11.0%	54,973	10.9%	1,209	2.2%
European Retail	158,597	31.0%	152,966	30.2%	5,631	3.7%
Direct Response/E-Commerce	37,144	7.3%	51,570	10.2%	(14,426)	(28.0)%

Net sales	$510,858	100.0%	$506,237	100.0%	$4,621	0.9%

  Wholesale/US Nutrition

        Net sales for the Wholesale/US Nutrition segment increased $12,207 or 4.9% to $258,935 for the three months ended December 31, 2007. This increase was due to increased distribution to existing customers, new product introductions and promotions. Some of the major brands in this segment include Nature's Bounty, Solgar, Osteo Bi-Flex, Rexall, Ester C and Sundown. Collectively, sales of these brands increased $10,005. In addition, our wholesale net sales to international customers increased $3,693. We continue to use targeted promotions to grow overall net sales. Promotional programs and rebates increased as a percentage of sales to 10.0% for the three months ended December 31, 2007 from 7.0% for the prior comparable period. We continue to adjust shelf space allocation between the US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition's position in the mass market. US Nutrition continues to leverage valuable consumer sales information obtained from our Vitamin World retail stores and Puritan's Pride Direct Response/E-Commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales.

        Product returns were $6,638 or 2.2% of sales for the three months ended December 31, 2007 as compared to $5,323 or 2.0% of sales for the prior comparable period. The product returns for the three months ended December 31, 2007 and 2006 are mainly attributable to returns in the ordinary course of business. We expect sales returns relating to normal business operations to trend at approximately 2% of Wholesale net sales.

        Two customers of the Wholesale/US Nutrition division represented, individually, 21% and 9% of the Wholesale/US Nutrition segment's net sales for the three months ended December 31, 2007 and 16% and 11% for the three months ended December 31, 2006. The loss of any one of our major customers would have a material adverse effect on the Wholesale/US Nutrition segment if the Company is unable to replace such customer(s).

NBTY, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

  North American Retail

        Net sales for this segment increased $1,209 or 2.2% to $56,182 for the three months ended December 31, 2007, despite operating 32 fewer stores at the end of December 2007 as compared to 2006. This increase was due to an improvement in sales for stores open more than one year (same store sales) of 6%. In addition, same store sales benefited from the strengthening of the Canadian dollar. Excluding the effect of the Canadian dollar currency fluctuation, same store sales increased 4%. Additionally, the number of customers in the Savings Passport Program, a customer loyalty program, increased approximately 1.4 million to 8.7 million customers at December 31, 2007, as compared to 7.3 million customers at the end of the prior comparable period. The Savings Passport Card is used to increase customer traffic and provide incentives for customers to purchase at Vitamin World. It is also an additional tool we utilize to track customer preferences and purchasing trends. During the three months ended December 31, 2007, we opened two stores and closed five under-performing Vitamin World stores. We anticipate opening 10 stores and that approximately 18 under-performing stores will be closed during the remainder of the fiscal year.

        The following is a summary of North American Retail store activity for the three months ended December 31, 2007 and 2006:

	Three months ended December 31,
North American Retail stores:
	2007	2006
Vitamin World
Open at beginning of the period	457	476
Opened during the period	2	1
Closed during the period	(5)	(4)
Open at end of the period	454	473
Le Naturiste
Company-owned stores
Open at beginning of the period	80	95
Opened during the period	—	—
Closed during the period	—	(3)
Open at end of the period	80	92
Franchised stores
Open at beginning of the period	—	1
Opened during the period	—	—
Closed during the period	—	—
Open at end of the period	—	1

  European Retail

        The increase in net sales for this segment is the result of favorable foreign currency translation. Due in part to the difficult retail environment in the U.K., local currency same store sales for stores open more than one year declined 4% from the prior like period. Same store sales in U.S. dollars increased 2% or $3,442 as compared to the prior comparable period. The European Retail division

NBTY, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

continues to leverage its premier status, high street locations and brand awareness to maintain its leadership position.

        The following is a summary of European Retail store activity for the three months ended December 31, 2007 and 2006:

	Three months ended December 31,
European Retail stores:
	2007	2006
Company-owned stores
Open at beginning of the period	604	595
Opened during the period	8	2
Closed during the period	—	—
Open at end of the period	612	597
Franchised stores
Open at beginning of the period	22	22
Opened during the period	—	—
Closed during the period	—	—
Open at end of the period	22	22

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales decreased $14,426 or 28.0% to $37,144 for the three months ended December 31, 2007. In addition, the average order size decreased approximately 32% for the three months ended December 31, 2007, as compared to the three months ended December 31, 2006. These results reflect a highly promotional campaign that was conducted in the three months ended December 31, 2006 but not repeated in the current quarter ended December 31, 2007. On-line net sales comprised 39.8% of this segment's net sales for the three months ended December 31, 2007 as compared to 36.0% for the three months ended December 31, 2006. We remain the leader in the direct response and e-commerce sectors and continue to increase the number of products available via our catalog and websites. Puritan's Pride continues to vary its promotional strategy throughout the fiscal year and as such, its historical results reflect this pattern and should be viewed on an annual, and not quarterly, basis.

  Gross Profit

        Gross Profit by segment for the three months ended December 31, 2007 as compared with the prior comparable period was as follows:

Gross Profit by Segment
Three months ended December 31,

	2007		2006		Comparison 2007 vs. 2006
Segment		% of sales		% of sales
	Gross Profit		Gross Profit		$ change	% change
Wholesale/US Nutrition	$113,595	43.9%	$97,920	39.7%	$15,675	16.0%
North American Retail	33,342	59.3%	32,799	59.7%	543	1.7%
European Retail	100,048	63.1%	96,730	63.2%	3,318	3.4%
Direct Response/E-Commerce	23,542	63.4%	31,741	61.6%	(8,199)	(25.8)%

Gross Profit	$270,527	53.0%	$259,190	51.2%	$11,337	4.4%

NBTY, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

        The Wholesale/US Nutrition segment's gross profit as a percentage of net sales increased to 43.9% for the three months ended December 31, 2007 from the prior comparable period of 39.7% as a result of greater efficiencies generated in manufacturing and supply chain management brought about by economies of scale and changes in product mix. Some of the largest contributors to gross profit in this segment include the following brands; Nature's Bounty, Solgar, Osteo Bi-Flex, Rexall, Ester C and Sundown. In addition, gross profit percentage increases were realized across a majority of wholesale categories.

        The increase in the European Retail segment's gross profit is the result of favorable foreign currency translation. In local currency the segment's gross profit decreased 3% from the prior comparable period consistent with the decline in local currency net sales. The gross profit percentage remained consistent with the prior comparable period.

        The decrease in gross profit dollars in the Direct Response/E-Commerce segment is due to lower sales volumes relating to a highly promotional campaign that was conducted in the three months ended December 31, 2006 but not repeated in the current quarter ended December 2007. In addition, the reduced promotional activity during the current quarter contributed to an increase in the gross profit percentage to 63.4% from 61.6% in the prior comparable quarter.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses by segment for the three months ended December 31, 2007 as compared with the prior comparable period were as follows:

			Dollar Change	Percentage Change
	Three months ended December 31,
			2007 vs. 2006	2007 vs. 2006
	2007	2006
Wholesale/US Nutrition	$23,452	$17,072	$6,380	37%
North American Retail	2,097	1,668	429	26%
European Retail	3,465	2,914	551	19%
Direct Response/E-Commerce	5,043	4,828	215	4%
Corporate	112	281	(169)	(60)%

Total	$34,169	$26,763	$7,406	28%

Percentage of net sales	6.7%	5.3%

        The increase in the Wholesale/US Nutrition segment's advertising, promotions and catalogs is due to the timing of advertising campaigns for some of our leading brands. During the current quarter, we conducted a television campaign for our Ester-C brand, which was the primary cause of the increase in the Wholesale/US Nutrition segment's advertising expense. We create our own advertising materials through our in-house staff of advertising associates. In the U.K. and Ireland, both Holland & Barrett and Nature's Way advertise on television and in national newspapers. GNC (UK) and De Tuinen also advertise in newspapers. SISU advertises in trade journals and magazines.

NBTY, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses by segment for the three months ended December 31, 2007 as compared with the prior comparable period were as follows:

			Dollar Change	Percentage Change
	Three months ended December 31,
			2007 vs. 2006	2007 vs. 2006
	2007	2006
Wholesale/US Nutrition	$36,162	$31,259	$4,903	16%
North American Retail	32,109	30,043	2,066	7%
European Retail	61,516	54,992	6,524	12%
Direct Response/E-Commerce	11,377	11,320	57	1%
Corporate	26,959	24,325	2,634	11%

Total	$168,123	$151,939	$16,184	11%

Percentage of net sales	32.9%	30.0%

        Increases in payroll and payroll related expenses across all segments of $5,479 (excluding the effect of foreign currency translation) contributed to the overall increase in selling, general and administrative expenses. In addition, of the $16,184 total increase, $3,659 was the result of foreign currency translation. The Wholesale/US Nutrition's selling, general and administrative expense also increased due to higher occupancy costs and commissions to brokers. The North American Retail's selling, general and administrative expense also includes increases in store supplies and occupancy costs. The European Retail's selling, general and administrative expense increased due to foreign exchange translation as well as increased payroll and occupancy expenses.

  Interest Expense

        Interest expense decreased primarily due to a write off of deferred financing fees of $1,126 in the three months ended December 31, 2006 for costs related to the termination of a prior credit agreement.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

			Dollar Change
	Three months ended December 31,
			2007 vs. 2006
	2007	2006
Foreign exchange gains / (losses)	$1,490	$(318)	$1,808
Rental income	295	184	111
Investment income	2,674	880	1,794
Other	428	593	(165)

Total	$4,887	$1,339	$3,548

NBTY, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

        Miscellaneous, net increased primarily due to unrealized foreign exchange gains on intercompany balances for the three months ended December 31, 2007 as compared to unrealized foreign exchange losses in the prior comparable period associated with the weakening of the U.S. dollar against the British Pound as well as investment income earned on higher cash equivalents and short term investments balances.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended December 31, 2007 and December 31, 2006 was 33.8%. The effective income tax rates are generally lower than the U.S. federal statutory rate, primarily due to the structure of our foreign subsidiaries which could also continue to impact future fiscal quarters.

        We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Effective October 1, 2007, we adopted FIN 48, "Accounting for Uncertainty in Income Taxes." In accordance with FIN 48, we recognized a cumulative-effect adjustment of $3,025, increasing our liability for unrecognized tax benefits, interest and penalties and reducing the October 1, 2007 balance of retained earnings.

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

Liquidity and Capital Resources

        Our primary source of liquidity and capital resources is cash generated from operations. We also maintain a $325,000 revolving credit facility, which has not yet been drawn upon. The facility provides for revolving credit loans in the aggregate principal amount of up to $325,000 to be used for (a) the repayment of all obligations outstanding under our prior credit agreement (which consisted solely of commitment fees since we had previously repaid all amounts borrowed under the prior credit agreement), (b) working capital and other general corporate purposes, and (c) acquisitions. In connection with the revolving credit facility, our prior credit agreement was terminated. We have used cash to finance working capital, facility expansions, acquisitions, capital expenditures and debt service requirements. We anticipate these uses will continue to be our principal uses of cash in the future.

NBTY, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

        The following table sets forth, for the periods indicated, cash balances, short-term investments and working capital:

	As of December 31, 2007	As of September 30, 2007
Cash and cash equivalents at end of the period	$98,941	$92,902
Cash and cash equivalents held by foreign subsidiaries	$93,060	$70,663
Investments (short-term)	$137,301	$121,382
Working capital	$602,873	$575,255

        The following table sets forth, for the period indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	For the three months ended December 31,
	2007	2006
Cash flow provided by operating activities	$50,037	$82,906
Cash flow used in investing activities	$(30,762)	$(122,665)
Cash flow used in financing activities	$(10,754)	$(1,813)
Inventory turnover	2.5	2.7
Days sales (Wholesale) outstanding in accounts receivable	40	37

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

        The increase in working capital of $27,618 as compared to September 30, 2007 was primarily due to cash flows from operations for the three months ended December 31, 2007. The annualized inventory turnover rate was approximately 2.5 times during the current period ended December 31, 2007 compared to 2.7 during the prior like period. The increase in inventory reflects our ongoing efforts to maintain a sufficient supply of product to respond to our increased sales levels.

        Cash provided by operating activities during the three month period ended December 31, 2007 was mainly attributable to net income and non-cash charges, slightly offset by changes in operating assets and liabilities.

        During the three month period ended December 31, 2007, cash flows used in investing activities consisted primarily of net purchases of auction rate securities, purchases of property, plant and equipment and cash paid in connection with an acquisition.

        For the three month period ended December 31, 2007 cash flows used in financing activities related to the purchase of treasury shares (subsequently retired), principal payments under long-term debt agreements and principal payments under capital lease obligations, offset by excess tax benefit from the exercise of stock options.

NBTY, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

        We believe our available cash and short term investment balances, cash generated from operations, as well as our borrowings available under our $325,000 revolving credit facility, will be sufficient to fund our operations and meet our cash requirements to satisfy our working capital needs, capital expenditure needs, outstanding commitments, and other liquidity requirements associated with our existing operations over the next 18 to 24 months. Our ability to fund these requirements and comply with financial covenants under our debt agreements will depend on our future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Our short term investment balances consist of auction rate securities and variable rate demand notes. The underlying auction rate securities are rated between A and Aaa. With respect to the auction rate securities, although we have not experienced a failed auction associated with any of our auction rate securities, in the case of a failed auction, the auction rate security becomes an illiquid long-term bond (until the failed auction is resolved by the issuer) and the subsequent reset rates on such security are set above the market specified rates in the prospectus/offering circular. Any impairment in the value of our investments due to failed auctions, or securities which have defaulted, could adversely impact our earnings and impact our future earnings. In addition, as part of our strategy, we may pursue acquisitions and investments that are complementary to our business. Any material future acquisitions or investments will likely require additional capital and therefore, we cannot predict or assure that additional funds from existing sources will be sufficient for such future events.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements. For additional information relating to certain contractual cash obligations see below.

Contractual Cash Obligations and Other Commercial Commitments

        We conduct retail operations under operating leases, which expire at various dates through 2031. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs. At December 31, 2007, we had $517,489 in future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year.

        We were committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating $119,085 at December 31, 2007. Such purchase commitments are generally cancelable at our discretion until the order has been shipped, but require repayment of all expenses incurred through the date of cancellation. During the three months ended December 31, 2007 no one supplier individually represented greater than 10% of our raw material purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations.

        We had $6,029 in open capital commitments at December 31, 2007, primarily related to manufacturing equipment as well as to computer hardware and software. At December 31, 2007, we had an additional $4,436 included in accounts payable for capital additions, primarily computer software.

NBTY, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

        At December 31, 2007, we had $10,446 in unrecognized tax benefits, the recognition of which would have an effect of $6,288 on income tax expense and the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

        Although employment agreements with two of our executive offices expired by their terms on September 30, 2007, both executives remain actively employed by the Company and new agreements are being negotiated. In addition, five members of Holland & Barrett's senior executive staff have service contracts terminable by us upon twelve months notice. The annual aggregate commitment for such H&B executive staff as of December 31, 2007 was approximately $1,737.

        We maintain a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, one of our directors and the father of Scott Rudolph, our Chief Executive Officer. The agreement requires Mr. Rudolph to provide consulting services to us through December 31, 2008, in exchange for a consulting fee of $450 per year, payable monthly. In addition, Mr. Rudolph receives certain fringe benefits accorded to our other executives.

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

Inflation

        Inflation affects the cost of raw materials, goods and services used by us. In recent years, inflation has been modest. However, high oil costs can affect the cost of all raw materials and components. The competitive environment somewhat limits our ability to recover higher costs resulting from inflation by raising prices. However, to the extent possible, it is anticipated that a portion of these cost increases will be reflected in the prices of our products. Although we cannot precisely determine the effects of inflation on our business, it is management's belief that the effects on revenues and operating results have not been significant. We seek to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. We do not believe that inflation has had a material impact on our results of operations for the periods presented, except with respect to payroll-related costs, insurance premiums, and other costs arising from or related to government imposed regulations.

Financial Covenants and Credit Rating

        Our credit arrangements impose certain restrictions regarding capital expenditures and limit our ability to: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take

NBTY, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(Dollars and shares in thousands, except per share amounts)

advantage of business or acquisition opportunities. We are in compliance with all covenants under our credit arrangements at December 31, 2007.

        At December 31, 2007, credit ratings were as follows:

Credit Rating Agency	7 1/8 Notes	Overall
Standard and Poors	B+	BB
Moody's	Ba3	Ba2

Recent Accounting Developments

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), ("SFAS No. 141R"), "Business Combinations", which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, however, includes changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141R will be dependent on the extent and nature of any future acquisitions.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Companies electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 will be effective as of the beginning of the first fiscal year that begins after November 15, 2007. We will adopt SFAS 159 on October 1, 2008. The impact of the adoption of SFAS 159 will be dependent on the extent to which we choose to elect to measure eligible items at fair value.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for us beginning October 1, 2008. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b—Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures.

NBTY, Inc. and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(Dollars and shares in thousands)

Quantitative and Qualitative Disclosures About Market Risk

        We are subject to currency fluctuations, primarily with respect to the British pound, the euro and the Canadian dollar, and interest rate risks that arise from normal business operations. We regularly assess these risks. As of December 31, 2007, we had not entered into any hedging transactions.

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

        The U.S. dollar volume of net sales denominated in foreign currencies was approximately $184,743, or 36.2% of total net sales, for the three months ended December 31, 2007. A majority of our foreign currency exposure is denominated in the British pound. During the three months ended December 31, 2007, the U.S. dollar weakened approximately 6.6% against the British pound, as compared to the prior comparable period, resulting in an increase in net sales of approximately $10,616 and an increase in operating income of approximately $1,997 for the three months ended December 31, 2007. The related impact on net income was approximately $0.04 per diluted share for the three months ended December 31, 2007.

        We are exposed to changes in interest rates on our floating rate revolving credit facility and on our interest income earned on short-term investments. However, at December 31, 2007 we had no borrowings outstanding on our floating rate revolving credit facility. Our interest income would be lower if interest rates declined.

        We believe that a significant fluctuation in interest rates in the near future will not have a material impact on our consolidated financial statements, since we had no variable rate debt outstanding at December 31, 2007. To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments.

        The 7 1/8% Senior Subordinated Notes had a fair value at December 31, 2007, based on then quoted market prices, of $184,775. At December 31, 2007, based solely on a hypothetical 10% change in interest rates related to our fixed rate Notes, we estimate that the hypothetical fair value of our fixed rate debt would have changed approximately $6,000. We believe that the carrying value of all of our other financial instruments approximates fair value due to their short maturities and variable interest rates.

NBTY, Inc. and Subsidiaries

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded, based on their respective evaluations as of the end of the period covered by this Report, that our disclosure controls and procedures are effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        MET-Rx recently filed a motion to dismiss the lawsuit based upon plaintiffs' failure to prosecute the case diligently. No trial date has been set. We have defended vigorously against the claims asserted and based upon the information available at this time, no determination can be made as to its final outcome, nor can its materiality be accurately ascertained.

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

NBTY Inc. and Subsidiaries

Item 1A. Risk Factors

Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under part 1—"Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2007, which could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our Form 10-K for the year ended September 30, 2007 are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition operating results or cash flows. Since September 30, 2007, there have been no significant changes relating to risk factors.

NBTY, Inc. and Subsidiaries

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table provides information with respect to our purchase of NBTY Common Stock during the first quarter of fiscal 2008 (shares in thousands):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Number of Shares that May Yet Be Purchased Under the Program
10/1/2007 - 10/31/2007	296	$35.87	296	10,270

Total	296		296

(1)
All shares were repurchased in open-market transactions as part of our publicly announced 20 million share repurchase program, announced on March 11, 1999. At December 31, 2007, there were 10,270 shares available to be repurchased under this program.

NBTY, Inc. and Subsidiaries

Item 6. Exhibits

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
10.1	Executive Consulting Agreement, effective January 1, 2002, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(4)
10.2	First Amendment to Executive Consulting Agreement, effective January 1, 2003, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(5)
10.3	Second Amendment to Executive Consulting Agreement, effective January 1, 2004, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(6)
10.4	Third Amendment to Executive Consulting Agreement, effective January 1, 2005, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(10)
10.5	Fourth Amendment to Executive Consulting Agreement, effective January 1, 2006, by and between NBTY, Inc., and Rudolph Management Associates, Inc.(11)
10.6	Fifth Amendment to Executive Consulting Agreement, effective January 1, 2007, by and between NBTY, Inc., and Rudolph Management Associates, Inc.(1)
10.7	Sixth Amendment to Executive Consulting Agreement, effective January 1, 2008, by and between NBTY, Inc., and Rudolph Management Associates, Inc.(12)
10.8	NBTY, Inc. Retirement Savings and Employees' Stock Ownership Plan(2)
10.9	NBTY, Inc. Year 2000 Incentive Stock Option Plan(7)
10.10	NBTY, Inc. Year 2002 Stock Option Plan(8)
10.11
Revolving Credit Agreement, dated as of November 3, 2006, among NBTY, Inc., as Borrower, The Several Lenders from Time to Time Parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A., BNP Paribas, Citibank, N.A., and HSBC Bank USA, National Association, as Co-Syndication Agents(9)
10.12	Guarantee and Collateral Agreement, by NBTY, Inc., the Guarantors party thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of November 3, 2006(9)
10.13	Facility Agreement, dated September 20, 2006 for Good 'N Natural Limited with JPMorgan Chase Bank, N.A., London Branch(1)
10.14	Novation and Amendment Agreement, dated December 18, 2007 for Good 'N Natural Limited with JPMorgan Chase Bank, N.A., London Branch and J.P. Morgan Europe Limited*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(5)
Incorporated by reference to NBTY, Inc.'s Form 10-K for the fiscal year ended September 30, 2003 filed on December 16, 2003 (File #001-31788).

(6)
Incorporated by reference to NBTY, Inc.'s Form 10-K for the fiscal year ended September 30, 2004 filed on December 14, 2004 (File #001-31788).

(7)
Incorporated by reference to NBTY, Inc.'s Form S-8, filed on September 20, 2000 (File #001-31788).

(8)
Incorporated by reference to NBTY, Inc.'s Proxy Statement, dated March 25, 2002 (File #001-31788).

(9)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed on November 8, 2006 (File #001-31788).

(10)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed on May 9, 2005 (File #001-31788).

(11)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed on February 2, 2006 (File #001-31788).

(12)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed on November 30, 2007 (File #001-31788).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, INC. (Registrant)
Date: February 6, 2008	By:	/s/ SCOTT RUDOLPH Scott Rudolph Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 6, 2008	By:	/s/ HARVEY KAMIL Harvey Kamil President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

NBTY, INC. AND SUBSIDIARIES INDEX
PART I. FINANCIAL INFORMATION Item 1. Financial Statements
NBTY, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited) (Dollars and shares in thousands, except per share amounts)
NBTY, Inc. and Subsidiaries Condensed Consolidated Statements of Income (Unaudited) (Dollars and shares in thousands, except per share amounts)
NBTY, Inc. and Subsidiaries Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income For the Three Months Ended December 31, 2007 and 2006 (Unaudited) (Dollars and shares in thousands)
NBTY, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)
NBTY, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (Dollars in thousands)
Condensed Consolidating Balance Sheet As of December 31, 2007
Condensed Consolidating Balance Sheet As of September 30, 2007
Condensed Consolidating Statement of Income Three Months Ended December 31, 2007
Condensed Consolidating Statement of Income Three Months Ended December 31, 2006
Condensed Consolidating Statement of Cash Flows For the Three Months Ended December 31, 2007
Condensed Consolidating Statement of Cash Flows For the Three Months Ended December 31, 2006
Net Sales by Segment Three months ended December 31
Gross Profit by Segment Three months ended December 31,
NBTY, Inc. and Subsidiaries Item 3. Quantitative and Qualitative Disclosures About Market Risk (Dollars and shares in thousands)
NBTY, Inc. and Subsidiaries Item 4. Controls and Procedures
NBTY, Inc. and Subsidiaries PART II. OTHER INFORMATION Item 1. Legal Proceedings
NBTY Inc. and Subsidiaries Item 1A. Risk Factors
NBTY, Inc. and Subsidiaries Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
NBTY, Inc. and Subsidiaries Item 6. Exhibits
SIGNATURES