Form 10-Q
period 2008-03-31
NBTY INC
filed 2008-05-09
CIK 70793

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number: 001-31788

NBTY, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2228617 (I.R.S. Employer Identification No.)
2100 Smithtown Avenue, Ronkonkoma, New York 11779 (Address of principal executive offices) (Zip Code)
(631) 567-9500 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares of Common Stock (par value $.008 per share) outstanding as of May 2, 2008 was 61,636,855.

NBTY, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NBTY, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except per share amounts)

	March 31, 2008	September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$104,908	$92,902
Investments	24,991	121,382
Accounts receivable, net	99,725	98,454
Inventories	389,474	384,990
Deferred income taxes	21,855	21,441
Prepaid expenses and other current assets	49,291	54,460

Total current assets	690,244	773,629
Property, plant and equipment, net	321,555	323,154
Goodwill	249,811	251,753
Other intangible assets, net	154,763	157,548
Other assets	36,674	28,851

Total assets	$1,453,047	$1,534,935

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$972	$989
Accounts payable	86,363	71,852
Accrued expenses and other current liabilities	109,121	125,533

Total current liabilities	196,456	198,374
Long-term debt, net of current portion	209,164	210,106
Deferred income taxes	58,613	61,788
Other liabilities	11,802	8,697

Total liabilities	476,035	478,965

Commitments and contingencies
Stockholders' equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 61,637 shares at March 31, 2008 and 67,118 shares at September 30, 2007	493	537
Capital in excess of par	141,283	143,244
Retained earnings	792,226	864,852
Accumulated other comprehensive income	43,010	47,337

Total stockholders' equity	977,012	1,055,970

Total liabilities and stockholders' equity	$1,453,047	$1,534,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Net sales	$532,518	$508,459	$1,043,376	$1,014,697

Costs and expenses:
Cost of sales	261,284	239,530	501,615	486,578
Advertising, promotion and catalog	39,007	34,441	73,176	61,204
Selling, general and administrative	166,409	151,963	334,531	303,902

	466,700	425,934	909,322	851,684

Income from operations	65,818	82,525	134,054	163,013

Other income (expense):
Interest	(3,657)	(4,154)	(7,519)	(9,217)
Miscellaneous, net	3,786	2,307	8,673	3,646

	129	(1,847)	1,154	(5,571)

Income before provision for income taxes	65,947	80,678	135,208	157,442
Provision for income taxes	21,721	23,324	45,160	49,232

Net income	$44,226	$57,354	$90,048	$108,210

Net income per share:
Basic	$0.69	$0.85	$1.37	$1.61
Diluted	$0.67	$0.83	$1.34	$1.56
Weighted average common shares outstanding:
Basic	64,102	67,273	65,510	67,242
Diluted	65,817	69,490	67,313	69,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.
Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income
Six Months Ended March 31, 2008 and 2007
(Unaudited)
(in thousands)

	Common Stock
					Accumulated Other Comprehensive Income
	Number of Shares	Amount	Capital in Excess of Par	Retained Earnings		Total Stockholders' Equity
Balance, September 30, 2006	67,212	$538	$138,777	$671,060	$29,057	$839,432
Components of comprehensive income:
Net income				108,210		108,210
Foreign currency translation adjustment and other, net of taxes					9,072	9,072

Comprehensive income:						$117,282

Exercise of stock options	113	1	633			634
Excess tax benefit from exercise of stock options			1,884			1,884

Balance, March 31, 2007	67,325	$539	$141,294	$779,270	$38,129	$959,232

Balance, September 30, 2007	67,118	$537	$143,244	$864,852	$47,337	$1,055,970
Components of comprehensive income:
Net income				90,048		90,048
Foreign currency translation adjustment and other, net of taxes					(4,327)	(4,327)

Comprehensive income:						$85,721

Adoption of FIN 48				(3,025)		(3,025)
Purchase and retirement of treasury shares	(6,113)	(49)	(11,310)	(159,649)		(171,008)
Exercise of stock options	632	5	3,847			3,852
Excess tax benefit from exercise of stock options			4,984			4,984
Stock-based compensation			518			518

Balance, March 31, 2008	61,637	$493	$141,283	$792,226	$43,010	$977,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$90,048	$108,210
Adjustments to reconcile net income to cash provided by operating activities:
Impairments and disposals of property, plant and equipment	482	1,112
Depreciation and amortization	27,655	28,746
Foreign currency transaction (gain) loss	(1,385)	212
Stock-based compensation	518	—
Amortization and write-off of deferred charges	372	1,515
Allowance for doubtful accounts	(174)	(384)
Inventory reserves	2,465	4,265
Deferred income taxes	903	7,385
Excess income tax benefit from exercise of stock options	(4,984)	(1,884)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(153)	(203)
Inventories	(8,156)	(19,623)
Prepaid expenses and other current assets	4,849	10,967
Other assets	(608)	(150)
Accounts payable	13,927	6,807
Accrued expenses and other liabilities	(10,946)	5,058

Net cash provided by operating activities	114,813	152,033

Cash flows from investing activities:
Purchase of property, plant and equipment	(21,693)	(20,880)
Purchase of available-for-sale investments	(159,884)	(317,050)
Proceeds from sale of available-for-sale investments	248,728	191,472
Cash paid for acquisitions, net of cash acquired	(5,072)	(37,005)
Cash collateral securing loan	—	(18,539)

Net cash provided by (used in) investing activities	62,079	(202,002)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(481)	(425)
Payments of financing fees	—	(1,649)
Excess income tax benefit from exercise of stock options	4,984	1,884
Proceeds from stock options exercised	3,852	634
Purchase of treasury stock (subsequently retired)	(171,008)	—

Net cash (used in) provided by financing activities	(162,653)	444

Effect of exchange rate changes on cash and cash equivalents	(2,233)	1,957

Net increase (decrease) in cash and cash equivalents	12,006	(47,568)
Cash and cash equivalents at beginning of period	92,902	89,805

Cash and cash equivalents at end of period	$104,908	$42,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

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

Reclassifications

        Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation.

Concentration of Credit Risk and Significant Customers

        Financial instruments which potentially subject us to credit risk consist primarily of cash and cash equivalents (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts), investments and trade accounts receivable. We mitigate our risk by investing in or through major financial institutions. At March 31, 2008, we had $7,550 of municipal auction rate securities, which were classified in non-current assets as available-for-sale investments (see Note 2 for additional disclosures regarding risks relating to auction rate securities due to a lack of liquidity).

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

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

1. Basis of Presentation (Continued)

same credit loss rates that we have in the past. If the financial condition of one or more of our customers were to deteriorate, we may require additional allowances.

        The following individual customers accounted for the following percentages of net sales for the three and six months ended March 31, 2008 and 2007, respectively:

	Wholesale/US Nutrition Net Sales Three months ended March 31,		Consolidated Net Sales Three months ended March 31,
	2008	2007	2008	2007
Customer A	19%	19%	9%	9%

	Wholesale/US Nutrition Net Sales Six months ended March 31,		Consolidated Net Sales Six months ended March 31,
	2008	2007	2008	2007
Customer A	20%	17%	10%	8%
Customer B	9%	10%	5%	5%

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

        The following individual customers accounted for 10% or more of the Wholesale/US Nutrition segment's gross accounts receivable as of March 31, 2008 and September 30, 2007, respectively:

	March 31, 2008	September 30, 2007
Customer A	16%	14%
Customer C	13%	7%

Accounts Receivable Reserves and Allowances

        Accounts receivable are net of the following reserves and allowances at March 31, 2008 and September 30, 2007:

	March 31, 2008	September 30, 2007
Allowance for sales returns	$10,166	$8,499
Promotional programs incentive allowance	33,543	27,429
Allowance for doubtful accounts	7,467	7,617

	$51,176	$43,545

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

1. Basis of Presentation (Continued)

Assets Held for Sale

        In fiscal 2007, we decided to sell the land and building located in Augusta, Georgia, since we no longer intend to develop a manufacturing facility at this site. We anticipate that this sale will be completed during 2008. Accordingly, the book value of the land and building of $11,406 is classified as held for sale within prepaid expenses and other current assets in the accompanying balance sheet at March 31, 2008. During the six months ended March 31, 2008, the book value of the building increased due to capitalized improvements of $1,106. The book value of the land and building approximates its fair value less costs to sell.

Supplemental Disclosure of Cash Flow Information

	Six months ended March 31,
	2008	2007
Non-cash investing and financing information:
Property, plant and equipment additions included in accounts payable	$1,208	$811
Capital lease obligations	$—	$333
Acquisitions:
Fair value of assets acquired	$5,072	$44,922
Liabilities assumed	—	(7,870)
Less: Cash acquired	—	(47)

Net cash paid	$5,072	$37,005

Recent Accounting Developments

        In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures regarding an entity's derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", and its related interpretations; and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 will not have a material impact on our financial position, results of operations or liquidity since we currently do not enter into derivatives or other hedging instruments.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), ("SFAS 141R"), "Business Combinations", which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, however, includes changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value,

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

1. Basis of Presentation (Continued)

and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for us beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS 141R will be dependent on the extent and nature of any future acquisitions.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Companies electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 will be effective for our fiscal year beginning on October 1, 2008. The impact of the adoption of SFAS 159 will be dependent on the extent to which we choose to elect to measure eligible items at fair value.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for us beginning October 1, 2008. In February 2008, the FASB issued FASB Staff Position 157-2, which provides for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures.

2. Investments

        At March 31, 2008, our short-term investments consisted of U.S. Treasury bonds and our non-current investments (included in other assets) consisted of auction rate securities ("ARS"), both of which are classified as available-for-sale marketable securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of related income taxes, in accumulated other comprehensive income as a component of stockholder's equity until realized. If it is determined that the fair value of these securities is other-than-temporarily impaired, we would record a loss in our consolidated statements of operations.

        At March 31, 2008, our ARS consisted of fully insured New York State municipal securities of $6,425 and Alabama Municipal Agency securities of $1,125. The underlying ARS, without insurance, were originally rated between A and Aaa. ARS are long-term variable rate bonds tied to short-term interest rates that are reset through a "dutch auction" process which occurs every 7 to 35 days. The ARS that we hold have maturities ranging from 18 to 33 years. The auctions have historically provided a liquid market for these securities. However, as a result of liquidity issues in the financial credit and capital markets, we have experienced multiple failed auctions, beginning with the second half of February 2008.

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

2. Investments (Continued)

        Based on our assessment of the credit quality of the underlying securities, including consideration given to the lack of liquidity for the securities, a downgrade of the credit ratings of the Alabama municipal agency securities and the overall unstable current market conditions, we believe that these ARS have experienced insignificant impairments. If uncertainties in the financial credit and capital markets continue, these markets deteriorate further or there are additional ratings downgrades on any ARS that we hold, we may be required to recognize impairment charges in the future which could adversely impact our future earnings.

        As of March 31, 2008, the $7,550 of ARS are classified as non-current assets due to the fact that there is uncertainty in the current liquid market and, although there has been an occasional successful auction, current conditions in the general financial markets have created uncertainty as to when successful auctions will occur on a more regular basis. In addition, while these ARS are available for sale, we believe we have the ability to hold these securities to maturity or until the credit market recovers.

        Investment income included in "miscellaneous, net" in the statements of income was $2,732 and $1,037 for the three months ended March 31, 2008 and 2007, respectively and $5,406 and $1,917 for the six months ended March 31, 2008 and 2007, respectively.

3. Inventories

        The components of inventories were as follows:

	March 31, 2008	September 30, 2007
Raw materials	$101,620	$92,924
Work-in-process	11,725	8,277
Finished goods	291,175	297,925
Valuation and obsolescence reserves	(15,046)	(14,136)

Total	$389,474	$384,990

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

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

4. Goodwill and Intangible Assets (Continued)

        The changes in the carrying amount of goodwill by segment for the six month period ended March 31, 2008, were as follows:

	Wholesale / US Nutrition	European Retail	Direct Response / E-Commerce	Consolidated
Balance at September 30, 2007	$75,638	$160,918	$15,197	$251,753
Foreign currency translation	(71)	(2,779)	—	(2,850)
Acquisition	—	—	908	908

Balance at March 31, 2008	$75,567	$158,139	$16,105	$249,811

        In connection with an acquisition completed in October 2007, and based on the final allocation of the purchase price completed in March 2008, we recorded goodwill of $908 (which had been preliminarily allocated to customer lists).

Other Intangible Assets

        Other intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives (not exceeding 20 years). The carrying amounts of intangible assets as of March 31, 2008 and September 30, 2007 were as follows:

	March 31, 2008		September 30, 2007
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets
Brands	$99,214	$18,997	$99,608	$16,438	20
Customer lists	65,169	37,999	62,090	36,119	2–15
Private label and customer relationships	40,174	6,710	40,669	5,538	10–20
Trademarks and licenses	18,352	6,824	17,640	6,375	2–20
Covenants not to compete	3,550	2,966	3,056	2,845	3–5

	226,459	73,496	223,063	67,315
Indefinite lived intangible asset
Trademark	1,800	—	1,800	—

Total intangible assets	$228,259	$73,496	$224,863	$67,315

        In connection with an acquisition completed in October 2007, and based on the final allocation of the purchase price completed in March 2008, customer lists, covenants not to compete and trademarks increased by $3,100, $500 and $300, respectively.

        Proforma financial information related to our acquisition in fiscal 2008 is not provided as the impact was not material to our consolidated financial statements.

        Aggregate amortization expense of other intangible assets included in the consolidated statements of income under the caption "selling, general and administrative" expenses for the three months ended March 31, 2008 and 2007 was approximately $3,374 and $3,194, respectively. Amortization expense for the six months ended March 31, 2008 and 2007 was approximately $6,755 and $6,502, respectively.

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

4. Goodwill and Intangible Assets (Continued)

        Assuming no changes in our definite lived intangible assets, estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the fiscal year ending September 30,
2008	$13,429
2009	$12,189
2010	$11,931
2011	$11,890
2012	$11,759

5. Impairments

        In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), carrying values are reviewed for impairment whenever events or changes in circumstances indicate that the assets' carrying values may not be recoverable. In order to determine if a write down is necessary, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. With respect to our retail operations, we consider a history of cash flow losses on a store by store basis to be a primary indicator of potential impairment.

        During the six months ended March 31, 2008 and 2007, we evaluated, for an impairment review, certain retail stores that had reached a certain level of maturity and were sustaining operating losses. Based on this review, no impairment charge was recorded for the three months ended March 31, 2008. During the three months ended March 31, 2007, we recognized impairment charges of $231. During the six months ended March 31, 2008 and 2007, we recognized impairment charges of $350 and $584, respectively. These impairment charges related primarily to leasehold improvements and furniture and fixtures for North American Retail operations and were included in "selling, general and administrative" expense in the statements of income.

6. Accrued Expenses and Other Current Liabilities

        The components of accrued expenses and other current liabilities were as follows:

	March 31, 2008	September 30, 2007
Accrued compensation and related taxes	$24,575	$25,742
Accrued purchases	11,116	12,541
Litigation	8,707	9,316
Income taxes payable	2,505	12,329
Other	62,218	65,605

	$109,121	$125,533

7. Long-Term Debt

        In December 2007, we amended the terms of our multicurrency term facility to extend the maturity to December 2010.

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

8. Litigation Summary

Prohormone products

  California Action

        On July 25, 2002, a putative consumer class-action lawsuit was filed in California state court against MET-Rx USA, Inc. ("MET-Rx"), an indirect subsidiary of Rexall Sundown, Inc. ("Rexall"), claiming that the advertising and marketing of certain prohormone supplements were false and misleading, or alternatively, that the prohormone products contained ingredients that were controlled substances under California law. Plaintiffs seek equitable and monetary relief. On June 18, 2004, this case was coordinated with several other class-action cases brought against other companies relating to the sale of products containing androstenediol, one of the prohormones contained in MET-Rx products. The coordinated proceedings have been assigned to a coordination judge for further pretrial proceedings. Plaintiffs moved for class certification in 2007, and on February 22, 2008, the court denied plaintiffs' motion for certification. Plaintiffs' time to appeal that ruling has not yet expired.

        MET-Rx recently filed a motion to dismiss the lawsuit based upon plaintiffs' failure to diligently prosecute the case. That motion was heard on February 7, 2008, but the court has not issued a ruling as of this date. No trial date has been set, but it is unlikely that plaintiffs will pursue the case through trial if they are unable to convince the appeals court to reverse the order denying certification. We have defended vigorously against the claims asserted and based upon the information available at this time, no determination can be made as to its final outcome, nor can its materiality be accurately ascertained.

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

Nutrition Bars

        Rexall and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. We have defended this action vigorously. In December 2007, while Rexall's and the other defendants' renewed motion for judgment on the pleadings was pending, the Court again stayed the case for all purposes, pending rulings on relevant cases before the California Supreme Court. The Supreme Court issued a ruling on February 11, 2008, but the parties to the case have indicated an intention to file a petition for certiorari with the United States Supreme Court. Accordingly, the case remains stayed, and Rexall cannot estimate how long the case will be stayed. Based upon the information currently available, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

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

        The effective income tax rate for the three months ended March 31, 2008 and March 31, 2007 was 32.9% and 28.9%, respectively. The effective income tax rate for the six months ended March 31, 2008 and March 31, 2007 was 33.4% and 31.3%, respectively. The effective income tax rate was higher for the six months ended March 31, 2008 as compared to the prior comparable period primarily due to the reinvestment of foreign earnings at a lower tax rate in fiscal 2007. The effective income tax rates are generally lower than the U.S. federal statutory rate, primarily due to the structure of our foreign subsidiaries which could also continue to impact future fiscal quarters. Effective October 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48"). In accordance with FIN 48, we recognized a cumulative-effect adjustment of $3,025, increasing our liability for unrecognized tax benefits, interest and penalties and reducing the October 1, 2007 balance of retained earnings.

        At October 1, 2007, we had $10,446 in unrecognized tax benefits, the recognition of which would have an effect of $6,288 on income tax expense and the effective tax rate. We do not believe that the amount will significantly change in the next 12 months.

        We accrue interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods. At October 1, 2007, we had accrued $1,313 and $1,019 for the potential payment of interest and penalties, respectively. As of October 1, 2007, we are subject to U.S. Federal Income Tax examinations for the tax years 2004 through 2007, and to non-US examinations for the tax years of 2002–2007, In addition, we are generally subject to state and local examinations for fiscal years 2004–2007, except in California where we are undergoing examinations for fiscal years 1999–2001.

        There were no significant changes to any of these amounts during the six months ended March 31, 2008.

10. Stockholder's Equity and Net Income Per Share

        During October 2007, the Company repurchased 296 thousand shares of NBTY common stock at an average price of $35.87, totaling approximately $10,603. During February 2008, the Company repurchased 5,817 thousand shares of NBTY common stock at an average price of $27.58, totaling approximately $160,405. All shares were repurchased in open-market transactions as part of our publicly announced share repurchase program. As of March 31, 2008, there were approximately 4,453 thousand shares available to be repurchased under this program.

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

10. Stockholder's Equity and Net Income Per Share (Continued)

        Basic net income per share is based on the weighted average number of common shares outstanding during the three and six month period ended March 31, 2008 and 2007. Diluted net income per share includes the dilutive effect of outstanding stock options, which resulted in a dilutive effect of approximately 1,715 and 2,217 shares for the three months ended March 31, 2008 and 2007, respectively, and 1,803 and 2,181 shares for the six months ended March 31, 2008 and 2007, respectively.

11. Stock-based Compensation

        In February 2008, the Company adopted the NBTY, Inc. Year 2008 Stock Option Plan (the "2008 Plan"), which was approved by the Company's shareholders. The 2008 Plan is substantially identical to the NBTY, Inc. Year 2002 Stock Option Plan (the "2002 Plan"). No additional stock option awards will be granted under the 2002 Plan. The 2008 Plan will not affect the terms or conditions of the stock option awards for the 173 thousand shares of common stock granted in February 2008 under the 2002 Plan. In accordance with the 2008 Plan, the Company's Board of Directors ("Board") may grant up to approximately 1,327 thousand shares of common stock in the form of stock options (which is equal to the number of shares of common stock that remain available for stock option awards under the 2002 Plan). The exercise price per share for options granted may not be less than the fair market value per share of common stock on the date of grant. Stock options vest as determined by the Board and expire no later than 10 years from the date of grant.

        In February 2008, the Company granted 445 thousand stock options to directors and employees under the 2008 Plan, 173 thousand stock options to employees under the 2002 Plan and 376 thousand stock options to employees under the NBTY, Inc. Year 2000 Stock Option Plan for an aggregate grant of 994 thousand stock options. These options were granted at an exercise price of $25.50 per share which is equal to the fair market value of the Company's common stock on the date of grant. These options vest over four years, with no vesting at February 1, 2009, and 1/3 vesting at February 1, 2010, 2011 and 2012, and expire ten years from the date of grant.

        The weighted-average grant-date fair value per share of the options granted in February 2008 was $12.74. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted-average assumptions were used for the options granted in February 2008:

Risk-free rate(1)	3.2%
Expected term(2)	6.4 years
Expected volatility(3)	47%
Expected dividends	0.0%

    (1)
    The risk-free rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.

    (2)
    The expected term of the option is based on historical employee exercise behavior, the vesting terms of the respective option and a contractual life of ten years.

    (3)
    Expected volatility is primarily based on the daily historical volatility of our stock price, over a period similar to the expected life of the option.

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

11. Stock-based Compensation (Continued)

        A summary of stock options as of March 31, 2008, and changes during fiscal 2008, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Terms	Aggregate Intrinsic Value
Outstanding at October 1, 2007	3,475	$5.80
Granted	994	$25.50
Exercised	(632)	$6.09
Forfeited	(3)
Expired	—

Outstanding at March 31, 2008	3,834	$10.86	4.03	$73,173

Exercisable at March 31, 2008	2,840	$5.74	1.99	$68,750

        For the six months ended March 31, 2008, we recognized $518 in non-cash compensation cost related to stock options. At March 31, 2008, there was approximately $11,903 of unrecognized non-cash compensation cost related to stock options. That cost is expected to be recognized over a remaining period of approximately 4 years. We recognize expense on stock options using a straight-line method, which recognizes the associated expense ratably over the vesting period.

        Cash proceeds, tax benefits, and intrinsic value related to total stock options exercised during the six months ended March 2008 and 2007 were as follows:

	For the six months ended March 31,
	2008	2007
Cash proceeds from stock options exercised	$3,852	$634
Tax benefit realized for stock options exercised	$4,984	$1,884
Intrinsic value of stock options exercised	$13,234	$4,903

12. Segment Information

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

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

12. Segment Information (Continued)

        All of our products fall into one or more of these four segments:

  •
  Wholesale/US Nutrition—This segment is comprised of several divisions, each targeting specific market groups which include wholesalers, distributors, supermarket and drug store chains, pharmacies, health food stores, bulk and international customers.

  •
  North American Retail—This segment generates revenue through its 450 owned and operated Vitamin World stores in the U.S. selling proprietary brand and third-party products and through its Canadian operation of 80 owned and operated Le Naturiste stores.

  •
  European Retail—This segment generates revenue through its 516 Holland & Barrett stores, 31 GNC stores in the UK, 70 DeTuinen stores in the Netherlands and 19 Nature's Way stores in Ireland. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phone.

        The following table represents key financial information of our business segments:

	Wholesale/ US Nutrition	North American Retail	European Retail	Direct Response/ E-Commerce	Corporate/ Manufacturing	Consolidated
Three months ended March 31, 2008:
Net sales	$259,363	$51,904	$158,070	$63,181	$—	$532,518
Income (loss) from operations	41,507	522	34,266	15,750	(26,227)	65,818
Depreciation and amortization	2,578	804	2,970	1,374	5,998	13,724
Capital expenditures	413	2,734	4,999	141	3,592	11,879
Three months ended March 31, 2007:
Net sales	$244,968	$55,764	$159,554	$48,173	$—	$508,459
Income (loss) from operations	48,748	984	43,705	12,498	(23,410)	82,525
Depreciation and amortization	2,770	997	2,737	1,263	6,747	14,514
Capital expenditures	270	140	1,894	265	12,099	14,668
Six months ended March 31, 2008:
Net sales	$518,298	$108,086	$316,666	$100,326	$—	$1,043,376
Income (loss) from operations	95,488	(342)	69,333	22,872	(53,297)	134,054
Depreciation and amortization	5,272	1,654	6,032	2,740	11,957	27,655
Capital expenditures	2,054	2,944	9,430	145	7,120	21,693
Six months ended March 31, 2007:
Net sales	$491,697	$110,737	$312,520	$99,743	$—	$1,014,697
Income (loss) from operations	98,337	2,071	82,529	28,091	(48,015)	163,013
Depreciation and amortization	5,559	2,134	5,565	2,528	12,960	28,746
Capital expenditures	599	318	4,368	925	14,670	20,880

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

12. Segment Information (Continued)

        Net sales by location of customer were as follows:

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
United States	$326,559	$308,346	$629,825	$613,585
United Kingdom	153,946	156,542	302,612	302,325
Holland	14,757	12,054	30,867	26,009
Ireland	6,184	5,551	11,787	10,476
Canada	10,454	8,103	20,254	16,463
Mexico	3,754	2,751	9,989	12,330
Other foreign countries	16,864	15,112	38,042	33,509

Consolidated net sales	$532,518	$508,459	$1,043,376	$1,014,697

        Total assets by segment were as follows:

	March 31, 2008	September 30, 2007
Wholesale/US Nutrition	$494,511	$498,349
North American Retail	33,110	39,998
European Retail	431,192	419,070
Direct Response/E-Commerce	63,635	55,582
Corporate/Manufacturing	430,599	521,936

Consolidated assets	$1,453,047	$1,534,935

        Approximately 36% of our net sales during the six months ended March 31, 2008 and 2007 were denominated in currencies other than U.S. dollars, principally British pounds, euros, Chinese yuan and Canadian dollars.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	March 31, 2008	September 30, 2007
Total Assets	35%	32%
Total Liabilities	22%	21%

13. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

        The 7 1/8% Senior Subordinated Notes due 2015 are guaranteed by all of our domestic subsidiaries, which are wholly-owned by the Company. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

    1.
    Condensed consolidating financial statements as of March 31, 2008 and September 30, 2007 and for the three and six months ended March 31, 2008 and 2007 of (a) NBTY, Inc., the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and

    2.
    Elimination entries necessary to consolidate NBTY, Inc., the parent, with guarantor and non-guarantor subsidiaries.

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

13. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

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

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

13. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Balance Sheet
As of March 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$15,465	$—	$89,443	$—	$104,908
Investments	24,991	—	—	—	24,991
Accounts receivable, net	—	73,742	25,983	—	99,725
Intercompany	—	424,409	575,034	(999,443)	—
Inventories	—	271,998	125,159	(7,683)	389,474
Deferred income taxes	—	21,092	763	—	21,855
Prepaid expenses and other current assets	—	26,386	22,905	—	49,291

Total current assets	40,456	817,627	839,287	(1,007,126)	690,244
Property, plant and equipment, net	35,841	185,250	100,464	—	321,555
Goodwill	—	82,362	167,449	—	249,811
Other intangible assets, net	—	107,436	47,327	—	154,763
Other assets	—	17,558	19,116	—	36,674
Intercompany loan receivable	397,940	—	—	(397,940)	—
Investments in subsidiaries	1,752,703	—	—	(1,752,703)	—

Total assets	$2,226,940	$1,210,233	$1,173,643	$(3,157,769)	$1,453,047

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$811	$24	$137	$—	$972
Accounts payable	—	48,840	37,523	—	86,363
Intercompany	999,443	—	—	(999,443)	—
Accrued expenses and other current liabilities	—	65,027	44,094	—	109,121

Total current liabilities	1,000,254	113,891	81,754	(999,443)	196,456
Intercompany loan payable			397,940	(397,940)	—
Long-term debt, net of current portion	190,077	—	19,087	—	209,164
Deferred income taxes	56,884	—	1,729	—	58,613
Other liabilities	2,713	3,355	5,734	—	11,802

Total liabilities	1,249,928	117,246	506,244	(1,397,383)	476,035

Commitments and contingencies
Stockholders' Equity:
Common stock	493	—	—	—	493
Capital in excess of par	141,283	352,020	301,271	(653,291)	141,283
Retained earnings	792,226	740,967	381,561	(1,122,528)	792,226
Accumulated other comprehensive income	43,010	—	(15,433)	15,433	43,010

Total stockholders' equity	977,012	1,092,987	667,399	(1,760,386)	977,012

Total liabilities and stockholders' equity	$2,226,940	$1,210,233	$1,173,643	$(3,157,769)	$1,453,047

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

13. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

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

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

13. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$352,624	$202,476	$(22,582)	$532,518

Costs and expenses:
Cost of sales	—	195,768	88,098	(22,582)	261,284
Advertising, promotion and catalog	—	32,052	6,955	—	39,007
Selling, general and administrative	24,734	66,509	75,166	—	166,409

	24,734	294,329	170,219	(22,582)	466,700

Income from operations	(24,734)	58,295	32,257	—	65,818

Other income (expense):
Equity in income of subsidiaries	56,583	—	—	(56,583)	—
Intercompany interest	7,900	—	(7,900)	—	—
Interest	(3,359)	(1)	(297)	—	(3,657)
Miscellaneous, net	1,038	1,496	1,252	—	3,786

	62,162	1,495	(6,945)	(56,583)	129

Income before provision for income taxes	37,428	59,790	25,312	(56,583)	65,947
(Benefit)/provision for income taxes	(6,798)	20,926	7,593	—	21,721

Net income	$44,226	$38,864	$17,719	$(56,583)	$44,226

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$348,294	$185,391	$(25,226)	$508,459
Costs and expenses:
Cost of sales	—	188,464	76,292	(25,226)	239,530
Advertising, promotion and catalog	—	28,981	5,460	—	34,441
Selling, general and administrative	15,013	72,875	64,075	—	151,963

	15,013	290,320	145,827	(25,226)	425,934

Income from operations	(15,013)	57,974	39,564	—	82,525

Other income (expense):
Equity in income of subsidiaries	61,564	—	—	(61,564)	—
Intercompany interest	6,680	—	(6,680)	—	—
Interest	(3,799)	(6)	(349)	—	(4,154)
Miscellaneous, net	605	1,633	69	—	2,307

	65,050	1,627	(6,960)	(61,564)	(1,847)

Income before provision for income taxes	50,037	59,601	32,604	(61,564)	80,678
(Benefit)/ provision for income taxes	(7,317)	20,860	9,781	—	23,324

Net income	$57,354	$38,741	$22,823	$(61,564)	$57,354

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

13. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Income
Six Months Ended March 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$685,693	$400,518	$(42,835)	$1,043,376

Costs and expenses:
Cost of sales	—	375,194	169,256	(42,835)	501,615
Advertising, promotion and catalog	—	59,530	13,646	—	73,176
Selling, general and administrative	49,208	133,182	152,141	—	334,531

	49,208	567,906	335,043	(42,835)	909,322

Income from operations	(49,208)	117,787	65,475	—	134,054

Other income (expense):
Equity in income of subsidiaries	115,025	—	—	(115,025)	—
Intercompany interest	16,155	—	(16,155)	—	—
Interest	(6,903)	(2)	(614)	—	(7,519)
Miscellaneous, net	2,179	3,490	3,004	—	8,673

	126,456	3,488	(13,765)	(115,025)	1,154

Income before provision for income taxes	77,248	121,275	51,710	(115,025)	135,208
(Benefit)/provision for income taxes	(12,800)	42,446	15,514	—	45,160

Net income	$90,048	$78,829	$36,196	$(115,025)	$90,048

Condensed Consolidating Statement of Income
Six Months Ended March 31, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$697,844	$360,833	$(43,980)	$1,014,697
Costs and expenses:
Cost of sales	—	381,025	149,533	(43,980)	486,578
Advertising, promotion and catalog	—	51,777	9,427	—	61,204
Selling, general and administrative	39,618	137,140	127,144	—	303,902

	39,618	569,942	286,104	(43,980)	851,684

Income from operations	(39,618)	127,902	74,729	—	163,013

Other income (expense):
Equity in income of subsidiaries	127,250	—	—	(127,250)	—
Intercompany interest	13,379	—	(13,379)	—	—
Interest	(8,558)	(21)	(638)	—	(9,217)
Miscellaneous, net	1,217	1,440	989	—	3,646

	133,288	1,419	(13,028)	(127,250)	(5,571)

Income before provision for income taxes	93,670	129,321	61,701	(127,250)	157,442
(Benefit)/provision for income taxes	(14,540)	45,262	18,510	—	49,232

Net income	$108,210	$84,059	$43,191	$(127,250)	$108,210

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

13. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$90,048	$78,829	$36,196	$(115,025)	$90,048
Adjustments to reconcile net income to net cash & cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(115,025)	—	—	115,025	—
Impairments and disposals of property, plant and equipment	109	383	(10)	—	482
Depreciation and amortization	2,378	18,636	6,641	—	27,655
Foreign currency transaction (gain)/loss	(730)	(1,446)	791	—	(1,385)
Stock-based compensation	393	84	41	—	518
Amortization and write-off of deferred charges	372	—	—	—	372
Allowance for doubtful accounts	—	(178)	4	—	(174)
Inventory reserves	—	1,998	467	—	2,465
Deferred income taxes	—	916	(13)	—	903
Excess income tax benefit from exercise of stock options	(4,984)	—	—	—	(4,984)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	1,077	(1,230)	—	(153)
Inventories	—	(4,616)	(3,540)	—	(8,156)
Prepaid expenses and other current assets	—	6,203	(1,354)	—	4,849
Other assets	—	(592)	(16)	—	(608)
Accounts payable	—	11,077	2,850	—	13,927
Accrued expenses and other liabilities	—	(2,445)	(8,501)	—	(10,946)

Net cash (used in) provided by operating activities	(27,439)	109,926	32,326	—	114,813

Cash flows from investing activities:
Intercompany accounts	105,178	(98,191)	(6,987)	—	—
Purchase of property, plant and equipment	(2,606)	(11,314)	(7,773)	—	(21,693)
Purchase of available-for-sale investments	(159,884)	—	—	—	(159,884)
Proceeds from sale of available-for-sale investments	245,635	—	3,093	—	248,728
Cash paid for acquisitions, net of cash acquired	(5,072)	—	—	—	(5,072)

Net cash provided by (used in) investing activities	183,251	(109,505)	(11,667)	—	62,079

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(414)	(67)	—	—	(481)
Excess income tax benefit from exercise of stock options	4,984	—	—	—	4,984
Proceeds from stock options exercised	3,852	—	—	—	3,852
Purchase of treasury stock (subsequently retired)	(171,008)	—	—	—	(171,008)

Net cash used in financing activities	(162,586)	(67)	—	—	(162,653)

Effect of exchange rate changes on cash and cash equivalents	—	(354)	(1,879)	—	(2,233)

Net (decrease) increase in cash and cash equivalents	(6,774)	—	18,780	—	12,006
Cash and cash equivalents at beginning of period	22,239	—	70,663	—	92,902

Cash and cash equivalents at end of period	$15,465	$—	$89,443	$—	$104,908

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

13. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$108,210	$84,059	$43,191	$(127,250)	$108,210
Adjustments to reconcile net income to net cash & cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(127,250)	—	—	127,250	—
Impairments and disposals of property, plant and equipment	347	593	172		1,112
Depreciation and amortization	3,833	16,383	8,530	—	28,746
Foreign currency transaction loss (gain)	375	(217)	54	—	212
Amortization and write-off of deferred charges	1,515	—	—	—	1,515
(Recovery of) provision for doubtful accounts	—	(423)	39	—	(384)
Inventory reserves	—	3,503	762	—	4,265
Deferred income taxes	—	7,385	—	—	7,385
Excess income tax benefit from exercise of stock options	(1,884)	—	—	—	(1,884)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(15)	(188)	—	(203)
Inventories	—	(3,929)	(15,694)	—	(19,623)
Prepaid expenses and other current assets	—	10,633	334	—	10,967
Other assets	—	(152)	2	—	(150)
Accounts payable	—	3,130	3,677	—	6,807
Accrued expenses and other liabilities	—	17,599	(12,541)	—	5,058

Net cash (used in) provided by operating activities	(14,854)	138,549	28,338	—	152,033

Cash flows from investing activities:
Intercompany accounts	124,701	(137,446)	12,745	—	—
Purchase of property, plant and equipment	(1,911)	(14,269)	(4,700)	—	(20,880)
Purchase of available-for-sale investments	(317,050)	—	—	—	(317,050)
Proceeds from sale of available-for-sale investments	191,472	—	—	—	191,472
Cash paid for acquisitions, net of cash acquired	(37,005)	—	—	—	(37,005)
Cash collateral securing loan	—	—	(18,539)	—	(18,539)

Net cash used in investing activities	(39,793)	(151,715)	(10,494)	—	(202,002)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(337)	(88)	—	—	(425)
Payments for financing fees	(1,649)	—	—	—	(1,649)
Excess income tax benefit from exercise of stock options	1,884	—	—	—	1,884
Proceeds from stock options exercised	634	—	—	—	634

Net cash provided by (used in) financing activities	532	(88)	—	—	444

Effect of exchange rate changes on cash and cash equivalents	478	—	1,479	—	1,957

Net (decrease) increase in cash and cash equivalents	(53,637)	(13,254)	19,323	—	(47,568)
Cash and cash equivalents at beginning of period	59,966	9,385	20,454	—	89,805

Cash and cash equivalents at end of period	$6,329	$(3,869)	$39,777	$—	$42,237

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

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

  •
  fluctuations in foreign currencies, including the British pound, the euro, the Canadian dollar and Chinese yuan;

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
(in thousands, except per share amounts)

We market our products through four distribution channels:

  •
  Wholesale/US Nutrition—This segment is comprised of several divisions, each targeting specific market groups which include wholesalers, distributors, supermarket and drug store chains, pharmacies, health food stores, bulk and international customers.

  •
  North American Retail—This segment generates revenue through its 450 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its Canadian operation of 80 owned and operated Le Naturiste stores.

  •
  European Retail—This segment generates revenue through its 516 Holland & Barrett stores, 31 GNC stores in the UK, 70 DeTuinen stores in the Netherlands and 19 Nature's Way stores in Ireland. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phoning customer service representatives in New York, Illinois or the United Kingdom.

Critical Accounting Policies

        Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. A discussion of our critical accounting policies and estimates is included in Management's Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Management has discussed the development and selection of these policies with the Audit Committee of the Company's Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company's disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management's Discussion and Analysis section of the audited financial statements for the fiscal year ended September 30, 2007 as filed with the Securities and Exchange Commission.

Results of Operations

        Operating results in all periods presented include the results of acquisitions. The timing of acquisitions and the changing mix of our businesses may affect the comparability of results from one period to another.

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007:

  Net Sales

        Net sales by segment for the three months ended March 31, 2008 as compared with the prior comparable period were as follows:

	Net Sales by Segment Three months ended March 31,
	2008		2007		Comparison 2008 vs. 2007
		% of total		% of total
Segment	Net Sales		Net Sales		$ change	% change
Wholesale/US Nutrition	$259,363	48.7%	$244,968	48.2%	$14,395	5.9%
North American Retail	51,904	9.7%	55,764	11.0%	(3,860)	(6.9)%
European Retail	158,070	29.7%	159,554	31.4%	(1,484)	(0.9)%
Direct Response/E-Commerce	63,181	11.9%	48,173	9.4%	15,008	31.2%

Net sales	$532,518	100.0%	$508,459	100.0%	$24,059	4.7%

  Wholesale/US Nutrition

        Net sales for the Wholesale/US Nutrition segment increased $14,395 or 5.9% to $259,363 for the three months ended March 31, 2008. This increase was due to increased sales to existing customers and an increase in promotions. Some of the major brands in this segment include Nature's Bounty, Solgar, Osteo Bi-Flex, Rexall, Ester-C and Sundown. Collectively, sales of these branded products increased $7,373. We continue to adjust shelf space allocation between the US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition's position in the mass market. US Nutrition continues to leverage valuable consumer sales information obtained from our Vitamin World retail stores and Puritan's Pride Direct Response/E-Commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales. In addition, our wholesale net sales to international customers increased $5,746.

        We continue to use targeted promotions to grow overall sales. Promotional programs and rebates increased as a percentage of sales to 10.4% for the three months ended March 31, 2008 from 8.2% for the prior comparable period. We expect promotional programs and rebates to continue to trend higher than historical percentages.

        Product returns were $6,786 or 2.3% of sales for the three months ended March 31, 2008 as compared to $6,082 or 2.2% of sales for the prior comparable period. The product returns for the three months ended March 31, 2008 and 2007 are mainly attributable to returns in the ordinary course of business. We expect sales returns relating to normal business operations to trend at approximately 2% of Wholesale/US Nutrition sales.

        One customer of the Wholesale/US Nutrition division represented, individually, 19% of the Wholesale/US Nutrition segment's net sales for the three months ended March 31, 2008 and 2007. The loss of this and any one of our other major customers would have a material adverse effect on the Wholesale/US Nutrition segment if we are unable to replace such customer(s).

  North American Retail

        Net sales for this segment decreased $3,860 or 6.9% to $51,904 for the three months ended March 31, 2008. This decrease was due to the discontinuance of sales from 20 fewer stores operating as of the end of the three months ended March 31, 2008 as compared to the prior comparable period. In

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

addition, sales for stores open more than one year (same store sales) decreased 4%. Same store sales benefited from the strengthening of the Canadian dollar. Excluding the effect of the Canadian dollar currency fluctuation, same store sales decreased 5%.

        The Savings Passport Card, a customer loyalty program, is used to increase customer traffic and provide incentives for customers to purchase products at our Vitamin World stores. It is also an additional tool we utilize to track customer preferences and purchasing trends. The number of customers in the Savings Passport Program increased approximately 1.4 million to 9.0 million customers at March 31, 2008, as compared to 7.6 million customers at the end of the prior comparable period.

        The following is a summary of North American Retail store activity for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
North American Retail stores:
Vitamin World
Open at beginning of the period	454	473
Opened during the period	3	—
Closed during the period	(7)	(11)
Open at end of the period	450	462
Le Naturiste
Company-owned stores
Open at beginning of the period	80	92
Opened during the period	—	—
Closed during the period	—	(4)
Open at end of the period	80	88
Franchised stores
Open at beginning of the period	—	1
Opened during the period	—	—
Closed during the period	—	(1)
Open at end of the period	—	—

        We anticipate opening an additional 7 stores and closing approximately 7 under-performing stores during the remainder of the fiscal year.

  European Retail

        Net sales for this segment decreased $1,484 or 0.9% to $158,070 for the three months ended March 31, 2008. The decrease in net sales is due in part to the difficult retail environment in the U.K. Local currency sales for stores open more than one year (same store sales) declined 4% from the prior comparable period. In U.S. dollars, same store sales decreased 3% or $4,443 as compared to the prior comparable period. The decrease in net sales was partially offset by an increase of 16 stores open as of the end of the three months ended March 31, 2008 as compared to the prior period. The European Retail division continues to leverage its premier status, high street locations and brand awareness to maintain its leadership position in the marketplace.

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

        The following is a summary of European Retail store activity for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
European Retail stores:
Company-owned stores
Open at beginning of the period	612	597
Opened during the period	2	3
Closed during the period	—	(2)
Open at end of the period	614	598
Franchised stores
Open at beginning of the period	22	22
Opened during the period	—	—
Closed during the period	—	—
Open at end of the period	22	22

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased $15,008 or 31.2% to $63,181 for the three months ended March 31, 2008. These results reflect an increase in marketing and promotional activity as compared to the prior period (net sales for the six months ended March 31, 2008 were relatively unchanged from the prior period). Puritan's Pride continues to vary its promotional strategy throughout the fiscal year and as such, its historical results reflect this pattern and should be viewed on an annual, and not quarterly, basis.

        The average order size decreased approximately 7% for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. On-line net sales comprised 44.8% of this segment's net sales for the three months ended March 31, 2008 as compared to 36.1% for the three months ended March 31, 2007. We remain the leader in the direct response and e-commerce sectors and continue to increase the number of products available via our catalog and websites.

  Gross Profit

        Gross Profit by segment for the three months ended March 31, 2008 as compared with the prior comparable period was as follows:

	Gross Profit by Segment Three months ended March 31,
	2008		2007		Comparison 2008 vs. 2007
Segment	Gross Profit	% of sales	Gross Profit	% of sales	$ change	% change
Wholesale/US Nutrition	$105,506	40.7%	$104,177	42.5%	$1,329	1.3%
North American Retail	31,950	61.6%	33,303	59.7%	(1,353)	(4.1)%
European Retail	96,817	61.2%	101,901	63.9%	(5,084)	(5.0)%
Direct Response/E-Commerce	36,961	58.5%	29,548	61.3%	7,413	25.1%

Gross Profit	$271,234	50.9%	$268,929	52.9%	$2,305	0.9%

        The Wholesale/US Nutrition segment's gross profit decreased to 40.7% for the three months ended March 31, 2008 from the prior comparable period of 42.5% as a result of an increase in promotional programs and rebates which increased to 10.4% of sales as compared to 8.2% of sales for the prior comparable period. Some of the largest contributors to gross profit in this segment include the following brands: Nature's Bounty, Solgar, Osteo Bi-Flex, Rexall, Ester-C and Sundown.

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

        The decrease in the North American Retail and European Retail segments' gross profit is due to lower sales volumes. In addition, the timing of discounting of products and changes in the promotional programs in effect this period as compared to the prior period affected the gross profit percentages. In local currency, the European Retail segment's gross profit decreased 9% from the prior comparable period. The decrease in the gross profit percentage in the Direct Response/E-Commerce segment to 58.5% from 61.3% in the prior comparable quarter reflects the increase in promotional activity discussed under net sales above.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses by segment for the three months ended March 31, 2008 as compared with the prior comparable period were as follows:

			Dollar Change	Percentage Change
	Three months ended March 31,
			2008 vs. 2007	2008 vs. 2007
	2008	2007
Wholesale/US Nutrition	$26,841	$23,430	$3,411	15%
North American Retail	1,764	1,980	(216)	(11)%
European Retail	3,866	3,547	319	9%
Direct Response/E-Commerce	6,441	5,363	1,078	20%
Corporate	95	121	(26)	(21)%

Total	$39,007	$34,441	$4,566	13%

Percentage of net sales	7.3%	6.8%

        The increase in the Wholesale/US Nutrition segment's advertising, promotions and catalogs is due to the timing of advertising campaigns for some of our leading brands. The increase in the current quarter is primarily due to a continued television campaign for our Ester-C brand. We create our own advertising materials through our in-house staff of advertising associates. In the U.K. and Ireland, both Holland & Barrett and Nature's Way advertise on television and in national newspapers. GNC (UK) and De Tuinen also advertise in newspapers. SISU advertises in trade journals and magazines. The increase in the Direct Response/E-Commerce advertising expense is due to increased internet marketing and advertising costs.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses by segment for the three months ended March 31, 2008 as compared with the prior comparable period were as follows:

			Dollar Change	Percentage Change
	Three months ended March 31,
			2008 vs. 2007	2008 vs. 2007
	2008	2007
Wholesale/US Nutrition	$37,158	$32,009	$5,149	16%
North American Retail	29,664	30,338	(674)	(2)%
European Retail	58,685	54,649	4,036	7%
Direct Response/E-Commerce	14,771	11,677	3,094	26%
Corporate	26,131	23,290	2,841	12%

Total	$166,409	$151,963	$14,446	10%

Percentage of net sales	31.2%	29.9%

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

        The Wholesale/US Nutrition's selling, general and administrative expense ("SG&A") increased $2,262 due to inflationary wage increases and bonuses in payroll and payroll related expenses as well as an increase of $1,674 for freight charges and $856 for commissions to brokers. The European Retail's SG&A increased $1,930 due to increased payroll and payroll related expenses and $1,883 due to occupancy expenses related primarily to new stores. The Direct Response/E-Commerce SG&A increased $1,207 due to freight charges and $784 resulting from payroll and payroll related expenses, including temporary labor. The Corporate segment's SG&A increased $2,063 due to inflationary wage increases and bonuses in payroll and payroll related expenses.

  Interest Expense

        Interest expense decreased primarily due to additional capitalized interest in the three months ended March 31, 2008 for construction projects in process as compared to the prior comparable period.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

			Dollar Change
	Three months ended March 31,
			2008 vs. 2007
	2008	2007
Foreign exchange transaction gain	$583	$699	$(116)
Rental income	350	186	164
Investment income	2,732	1,037	1,695
Other	121	385	(264)

Total	$3,786	$2,307	$1,479

        Miscellaneous, net increased primarily due to interest income earned on higher cash equivalents and investment balances.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended March 31, 2008 was 32.9%, compared to 28.9% in the prior comparable period. The effective income tax rate was higher for the three months ended March 31, 2008 as compared to the prior comparable period primarily due to the reinvestment of foreign earnings at a lower tax rate in fiscal 2007. The effective income tax rates are generally lower than the U.S. federal statutory rate, primarily due to the structure of our foreign subsidiaries, which could also continue to impact future fiscal quarters.

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

Six Months Ended March 31, 2008 Compared to the Six Months Ended March 31, 2007:

  Net Sales

        Net sales by segment for the six months ended March 31, 2008 as compared with the prior comparable period were as follows:

	Net Sales by Segment Six months ended March 31,
	2008		2007		Comparison 2008 vs. 2007
		% of total		% of total
Segment	Net Sales		Net Sales		$ change	% change
Wholesale/US Nutrition	$518,298	49.7%	$491,697	48.5%	$26,601	5.4%
North American Retail	108,086	10.4%	110,737	10.9%	(2,651)	(2.4)%
European Retail	316,666	30.3%	312,520	30.8%	4,146	1.3%
Direct Response/E-Commerce	100,326	9.6%	99,743	9.8%	583	0.6%

Net sales	$1,043,376	100.0%	$1,014,697	100.0%	$28,679	2.8%

  Wholesale/US Nutrition

        Net sales for the Wholesale/US Nutrition segment increased $26,601 or 5.4% to $518,298 for the six months ended March 31, 2008. This increase was due to increased sales to existing customers and an increase in promotions. Some of the major brands in this segment include Nature's Bounty, Solgar, Osteo Bi-Flex, Rexall, Ester-C and Sundown. Collectively, sales of these brands increased $20,092. Increases in these brands were partially offset by decreases in other brands. We continue to adjust shelf space allocation between the US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition's position in the mass market. US Nutrition continues to leverage valuable consumer sales information obtained from our Vitamin World retail stores and Puritan's Pride Direct Response/E-Commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales. In addition, our wholesale net sales to international customers increased $9,626.

        We continue to use targeted promotions to grow overall sales. Promotional programs and rebates increased as a percentage of sales to 10.3% for the six months ended March 31, 2008 from 7.6% for the prior comparable period. We expect promotional programs and rebates to continue to trend higher than historical percentages.

        Product returns were $13,424 or 2.3% of sales for the six months ended March 31, 2008 as compared to $11,406 or 2.1% of sales for the prior comparable period. The product returns for the six months ended March 31, 2008 and 2007 are mainly attributable to returns in the ordinary course of business. We expect sales returns relating to normal business operations to trend at approximately 2% of Wholesale sales.

        Two customers of the Wholesale/US Nutrition division represented, individually, 20% and 9% of the Wholesale/US Nutrition segment's net sales for the six months ended March 31, 2008 and 17% and 10% for the six months ended March 31, 2007. The loss of any one of our major customers would have a material adverse effect on the Wholesale/US Nutrition segment if we are unable to replace such customer(s).

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

  North American Retail

        Net sales for this segment decreased $2,651 or 2.4% to $108,086 for the six months ended March 31, 2008 as compared to 2007. This decrease was due to operating 20 fewer stores as of the end of the six months ended March 31, 2008 as compared to the prior comparable period. In addition, sales for stores open more than one year (same store sales) increased 1%. Same store sales benefited from the strengthening of the Canadian dollar. Excluding the effect of the Canadian dollar currency fluctuation, same store sales decreased 1%.

        The Savings Passport Card, a customer loyalty program, is used to increase customer traffic and provide incentives for customers to purchase products at our Vitamin World stores. It is also an additional tool we utilize to track customer preferences and purchasing trends. The number of customers in the Savings Passport Program increased approximately 1.4 million to 9.0 million customers at March 31, 2008, as compared to 7.6 million customers at the end of the prior comparable period.

        The following is a summary of North American Retail store activity for the six months ended March 31, 2008 and 2007:

	Six months ended March 31,
	2008	2007
North American Retail stores:
Vitamin World
Open at beginning of the period	457	476
Opened during the period	5	1
Closed during the period	(12)	(15)
Open at end of the period	450	462
Le Naturiste
Company-owned stores
Open at beginning of the period	80	95
Opened during the period	—	—
Closed during the period	—	(7)
Open at end of the period	80	88
Franchised stores
Open at beginning of the period	—	1
Opened during the period	—	—
Closed during the period	—	(1)
Open at end of the period	—	—

  European Retail

        The increase in net sales for this segment is the result of favorable foreign currency translation. Due in part to the difficult retail environment in the U.K., local currency same store sales for stores open more than one year declined 4% from the prior like period. Same store sales in U.S. dollars decreased less than one percent or $1,002 as compared to the prior comparable period. The European Retail division continues to leverage its premier status, high street locations and brand awareness to maintain its leadership position.

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

        The following is a summary of European Retail store activity for the six months ended March 31, 2008 and 2007:

	Six months ended March 31,
	2008	2007
European Retail stores:
Company-owned stores
Open at beginning of the period	604	596
Opened during the period	10	4
Closed during the period	—	(2)
Open at end of the period	614	598
Franchised stores
Open at beginning of the period	22	21
Opened during the period	—	1
Closed during the period	—	—
Open at end of the period	22	22

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased $583 or less than one percent to $100,326 for the six months ended March 31, 2008. On-line net sales comprised 43.0% of this segment's net sales for the six months ended March 31, 2008 as compared to 36.2% for the six months ended March 31, 2007. Total number of catalog and internet orders increased 21%, however the average order size decreased approximately 19% for the six months ended March 31, 2008, as compared to the six months ended March 31, 2007. We remain the leader in the direct response and e-commerce sectors and continue to increase the number of products available via our catalog and websites. Puritan's Pride continues to vary its promotional strategy throughout the fiscal year and as such, its historical results reflect this pattern and should be viewed on an annual, and not quarterly, basis.

  Gross Profit

        Gross Profit by segment for the six months ended March 31, 2008 as compared with the prior comparable period was as follows:

	Gross Profit by Segment Six months ended March 31,
	2008		2007		Comparison 2008 vs. 2007
		% of sales		% of sales
Segment	Gross Profit		Gross Profit		$ change	% change
Wholesale/US Nutrition	$219,102	42.3%	$202,097	41.1%	$17,005	8.4%
North American Retail	65,292	60.4%	66,101	59.7%	(809)	(1.2)%
European Retail	196,864	62.2%	198,631	63.6%	(1,767)	(0.9)%
Direct Response/E-Commerce	60,503	60.3%	61,290	61.4%	(787)	(1.3)%

Gross Profit	$541,761	51.9%	$528,119	52.0%	$13,642	2.6%

        The Wholesale/US Nutrition segment's gross profit as a percentage of net sales increased to 42.3% for the six months ended March 31, 2008 from the prior comparable period of 41.1% as a result of

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

greater efficiencies generated in manufacturing and supply chain management brought about by economies of scale and changes in product mix. Some of the largest contributors to gross profit in this segment include the following brands: Nature's Bounty, Solgar, Osteo Bi-Flex, Rexall, Ester-C and Sundown.

        The decrease in the European Retail segment's gross profit is the result of increased product costs. In local currency, the European Retail segment's gross profit decreased 6% from the prior comparable period. The decrease in the gross profit percentage in the Direct Response/E-Commerce segment to 60.3% from 61.4% in the prior comparable period reflects the increase in promotional activity.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses by segment for the six months ended March 31, 2008 as compared with the prior comparable period were as follows:

			Dollar Change	Percentage Change
	Six months ended March 31,
			2008 vs. 2007	2008 vs. 2007
	2008	2007
Wholesale/US Nutrition	$50,293	$40,503	$9,790	24%
North American Retail	3,861	3,648	213	6%
European Retail	7,331	6,461	870	13%
Direct Response/E-Commerce	11,484	10,191	1,293	13%
Corporate	207	401	(194)	(48)%

Total	$73,176	$61,204	$11,972	20%

Percentage of net sales	7.0%	6.0%

        The increase in the Wholesale/US Nutrition segment's advertising, promotions and catalogs is due to the timing of advertising campaigns for some of our leading brands. During the six months ended March 31, 2008, we conducted a television campaign for our Ester-C brand, which increased the Wholesale/US Nutrition segment's advertising expense. We create our own advertising materials through our in-house staff of advertising associates. The increase in the European Retail segment's advertising expense is the result of an increase in a television campaign, advertising for new stores and foreign currency translation. In the U.K. and Ireland, both Holland & Barrett and Nature's Way advertise on television and in national newspapers. GNC (UK) and De Tuinen also advertise in newspapers. SISU advertises in trade journals and magazines. The increase in the Direct Response segment's advertising relates to increased internet marketing and advertising costs.

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses by segment for the six months ended March 31, 2008 as compared with the prior comparable period were as follows:

			Dollar Change	Percentage Change
	Six months ended March 31,
			2008 vs. 2007	2008 vs. 2007
	2008	2007
Wholesale/US Nutrition	$73,320	$63,267	$10,053	16%
North American Retail	61,773	60,382	1,391	2%
European Retail	120,200	109,642	10,558	10%
Direct Response/E-Commerce	26,147	22,997	3,150	14%
Corporate	53,091	47,614	5,477	12%

Total	$334,531	$303,902	$30,629	10%

Percentage of net sales	32.1%	30.0%

        The Wholesale/US Nutrition's selling, general and administrative expense ("SG&A") increased $2,572 due to inflationary wage increases and bonuses in payroll and payroll related expenses as well as an increase of $1,895 for freight charges and $1,506 for commissions to brokers. The European Retail's SG&A increased $4,253 due to the effect of foreign currency translation. Excluding the effect of foreign currency translation, the European Retail segment's SG&A increased $3,324 due to increased payroll and payroll related expenses and $2,786 due to occupancy expenses related to new stores. The Direct Response/E-Commerce SG&A increased $1,585 resulting from payroll and payroll related expenses, including temporary labor and $520 for freight charges. The Corporate segment's SG&A increased $4,430 due to inflationary wage increases and bonuses in payroll and payroll related expenses.

  Interest Expense

        Interest expense decreased primarily due to a write off of deferred financing fees of $1,126 in the six months ended March 31, 2007 for costs related to the termination of a prior credit agreement.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

			Dollar Change
	Six months ended March 31,
			2008 vs. 2007
	2008	2007
Foreign exchange transaction gain	$2,075	$381	$1,694
Rental income	645	370	275
Investment income	5,406	1,917	3,489
Other	547	978	(431)

Total	$8,673	$3,646	$5,027

        Miscellaneous, net increased primarily due to interest income earned on higher cash equivalents and investment balances. In addition, unrealized foreign exchange gains on intercompany balances

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

increased for the six months ended March 31, 2008 as compared to the prior comparable period associated with the weakening of the U.S. dollar against the British pound.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the six months ended March 31, 2008 was 33.4% as compared to and March 31, 2007 was 31.3%. The effective income tax rate was higher for the six months ended March 31, 2008 as compared to the prior comparable period primarily due to the reinvestment of foreign earnings at a lower tax rate in fiscal 2007. The effective income tax rates are generally lower than the U.S. federal statutory rate, primarily due to the structure of our foreign subsidiaries, which could also continue to impact future fiscal quarters.

        We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Effective October 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48"). In accordance with FIN 48, we recognized a cumulative-effect adjustment of $3,025, increasing our liability for unrecognized tax benefits, interest and penalties and reducing the October 1, 2007 balance of retained earnings.

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

Liquidity and Capital Resources

        Our primary source of liquidity and capital resources is cash generated from operations. We also maintain a $325,000 revolving credit facility, which, to date, has not been drawn upon. The facility provides for revolving credit loans in the aggregate principal amount of up to $325,000 to be used for (a) the repayment of all obligations outstanding under our prior credit agreement (which consisted solely of commitment fees since we had previously repaid all amounts borrowed under the prior credit agreement), (b) working capital and other general corporate purposes, and (c) acquisitions. We have used cash to finance working capital, facility expansions, acquisitions, capital expenditures and debt service requirements. We anticipate these uses will continue to be our principal uses of cash in the future.

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

        The following table sets forth, for the periods indicated, cash balances, short-term investments and working capital:

	As of March 31, 2008	As of September 30, 2007
Cash and cash equivalents at end of the period	$104,908	$92,902
Cash and cash equivalents held by foreign subsidiaries	$90,983	$70,663
Investments (short-term)	$24,991	$121,382
Working capital	$493,788	$575,255

        The following table sets forth, for the period indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Six months ended March 31,
	2008	2007
Cash flow provided by operating activities	$114,813	$152,033
Cash flow provided by (used in) investing activities	$62,079	$(202,002)
Cash flow (used in) provided by financing activities	$(162,653)	$444
Inventory turnover	2.59	2.65

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

        The decrease in working capital of $81,467 as compared to September 30, 2007 was primarily due to the liquidation of investments and the utilization of cash to repurchase shares of the Company's common stock. The annualized inventory turnover rate was approximately 2.6 times during the current period ended March 31, 2008 compared to 2.7 during the prior like period. Inventory levels have remained consistent with the prior period.

        Cash provided by operating activities during the six month period ended March 31, 2008 was mainly attributable to net income adjusted for non-cash charges, slightly offset by changes in operating assets and liabilities.

        For the six month period ended March 31, 2008, cash flows provided by investing activities consisted primarily of net proceeds of auction rate securities, offset by purchases of property, plant and equipment and cash paid in connection with an acquisition.

        For the six month period ended March 31, 2008 cash flows used in financing activities related to the repurchase of Company shares (subsequently retired), principal payments under long-term debt agreements and principal payments under capital lease obligations, offset by excess income tax benefits and proceeds from the exercise of stock options.

        We believe our available cash and short-term investment balances, cash generated from operations, as well as our borrowings available under our $325,000 revolving credit facility, will be sufficient to fund our operations and meet our cash requirements to satisfy our working capital needs, capital expenditure needs, outstanding commitments, and other liquidity requirements associated with our existing

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

operations over the next 18 to 24 months. Our ability to fund these requirements and comply with financial covenants under our debt agreements will depend on our future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control.

        At March 31, 2008, our short-term investments consisted of U.S. Treasury bonds and our non-current investments (included in other assets) consisted of auction rate securities ("ARS"), both of which are classified as available-for-sale marketable securities. ARS are long-term variable rate bonds tied to short-term interest rates that are reset through a "dutch auction" process which occurs every 7 to 35 days. The auctions have historically provided a liquid market for these securities. However, as a result of liquidity issues in the financial credit and capital markets, we have experienced multiple failed auctions, beginning with the second half of February 2008. Based on our assessment of the credit quality of the underlying securities, including consideration given to the lack of liquidity for the securities, a downgrade of the credit ratings of the Alabama municipal agency securities and the overall unstable current market conditions, we believe that these ARS have experienced insignificant impairments. If uncertainties in the financial credit and capital markets continue, these markets deteriorate further or there are additional ratings downgrades on any ARS that we hold, we may be required to recognize impairment charges in the future which could adversely impact our future earnings. As of March 31, 2008, the $7,550 of ARS are classified as non-current assets due to the fact that there is uncertainty in the current liquid market and, although there has been an occasional successful auction, current conditions in the general financial markets have created uncertainty as to when successful auctions will occur on a more regular basis. In addition, while these ARS are available for sale, we believe we have the ability to hold these securities to maturity or until the credit market recovers.

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

Contractual Cash Obligations and Other Commercial Commitments

        We conduct retail operations under operating leases, which expire at various dates through 2031. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs. At March 31, 2008, we had $524,218 in future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year.

        We were committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating $120,784 at March 31, 2008. Such purchase commitments are generally cancelable at our discretion until the order has been shipped, but require repayment of all expenses incurred through the date of cancellation. During the three months ended March 31, 2008 no one supplier individually represented

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

greater than 10% of our raw material purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations.

        We had $4,505 in open capital commitments at March 31, 2008, primarily related to manufacturing equipment as well as to computer hardware and software.

        At October 1, 2007, we had $10,446 in unrecognized tax benefits, the recognition of which would have an effect of $6,288 on income tax expense at the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

        We have employment agreements with two of our executive officers. The agreements, entered into on March 1, 2008, each have a term of three years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and change in control of the Company. The remaining commitment for salaries to these two officers as of March 31, 2008 was approximately $2,986. In addition, five members of Holland & Barrett's senior executive staff have service contracts terminable by us upon twelve months notice. The annual aggregate commitment for such senior executive staff as of March 31, 2008 was approximately $1,731.

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

Inflation

        Inflation affects the cost of raw materials, goods and services used by us. In recent years, inflation has been modest. However, high energy costs can affect the cost of all raw materials and components. The competitive environment may somewhat limit our ability to recover higher costs resulting from inflation by raising prices. However, to the extent possible, it is anticipated that a portion of these cost increases will be reflected in the higher prices of our products. Although we cannot precisely determine the effects of inflation on our business, it is management's belief that the effects on revenues and operating results have not been significant. We seek to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. We do not believe that inflation has had a material impact on our results of operations for the periods presented, except with respect to payroll-related costs and other costs arising from or related to government imposed regulations.

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

Financial Covenants and Credit Rating

        Our credit arrangements impose certain restrictions regarding capital expenditures and limit our ability to: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. We are in compliance with all covenants under our credit arrangements at March 31, 2008.

        At March 31, 2008, credit ratings were as follows:

Credit Rating Agency	7 1/8 Notes	Overall
Standard and Poors	BB	BB
Moody's	Ba3	Ba2

Recent Accounting Developments

        In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures regarding an entity's derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", and its related interpretations; and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 will not have a material impact on our financial position, results of operations or liquidity since we currently do not enter into derivatives or other hedging instruments.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), ("SFAS 141R"), "Business Combinations", which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, however, includes changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for us beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS 141R will be dependent on the extent and nature of any future acquisitions.

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Companies electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 will be effective for our fiscal year beginning on October 1, 2008. The impact of the adoption of SFAS 159 will be dependent on the extent to which we choose to elect to measure eligible items at fair value.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for us beginning October 1, 2008. In February 2008, the FASB issued FASB Staff Position 157-2, which provides for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures.

NBTY, Inc.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
(in thousands, except per share amounts)

Quantitative and Qualitative Disclosures About Market Risk

        We are subject to currency fluctuations, primarily with respect to the British pound, the euro, the Canadian dollar and the Chinese yuan, and interest rate risks that arise from normal business operations. We regularly assess these risks. As of March 31, 2008, we had not entered into any hedging transactions.

        We have subsidiaries whose operations are denominated in foreign currencies (primarily the British pound, the euro, the Canadian dollar and the Chinese yuan). We consolidate the earnings of our international subsidiaries by translating them into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation." The statements of income of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the remeasurement of these foreign currencies denominated transactions results in increased net sales, operating expenses and net income. Similarly, our net sales, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.

        The U.S. dollar volume of net sales denominated in foreign currencies was approximately $372,785, or 35.7% of total net sales, for the six months ended March 31, 2008. A majority of our foreign currency exposure is denominated in the British pound. During the six months ended March 31, 2008, the U.S. dollar weakened approximately 3.8% against the British pound, as compared to the prior comparable period, resulting in an increase in net sales of approximately $12,500 and an increase in operating income of approximately $2,300 for the six months ended March 31, 2008. The related impact on net income was approximately $0.04 per diluted share for the six months ended March 31, 2008.

        We are exposed to changes in interest rates on our floating rate revolving credit facility and on our interest income earned on investments. However, at March 31, 2008 we had no borrowings outstanding on our floating rate revolving credit facility. Our interest income would be lower if interest rates declined. In addition, our short-term investments at March 31, 2008 consist of U.S. Treasury bonds which have lower interest rates than the auction rate securities we have, in the past, typically invested in.

        We believe that a significant fluctuation in interest rates in the near future will not have a material impact on our consolidated financial statements, since we had no variable rate debt outstanding at March 31, 2008. To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments.

        The 7 1/8% Senior Subordinated Notes had a fair value at March 31, 2008, based on then quoted market prices, of $182,400. At March 31, 2008, based solely on a hypothetical 10% change in interest rates related to our fixed rate Notes, we estimate that the hypothetical fair value of our fixed rate debt would have changed approximately $6,000. We believe that the carrying value of all of our other financial instruments approximates fair value due to their short maturities and variable interest rates.

NBTY, Inc.
Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded, based on their respective evaluations as of the end of the period covered by this Report, that our disclosure controls and procedures are effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NBTY, Inc.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

Prohormone products

  California Action

        On July 25, 2002, a putative consumer class-action lawsuit was filed in California state court against MET-Rx USA, Inc. ("MET-Rx"), an indirect subsidiary of Rexall Sundown, Inc. ("Rexall"), claiming that the advertising and marketing of certain prohormone supplements were false and misleading, or alternatively, that the prohormone products contained ingredients that were controlled substances under California law. Plaintiffs seek equitable and monetary relief. On June 18, 2004, this case was coordinated with several other class-action cases brought against other companies relating to the sale of products containing androstenediol, one of the prohormones contained in MET-Rx products. The coordinated proceedings have been assigned to a coordination judge for further pretrial proceedings. Plaintiffs moved for class certification in 2007, and on February 22, 2008, the court denied plaintiffs' motion for certification. Plaintiffs' time to appeal that ruling has not yet expired.

        MET-Rx recently filed a motion to dismiss the lawsuit based upon plaintiffs' failure to diligently prosecute the case. That motion was heard on February 7, 2008, but the court has not issued a ruling as of this date. No trial date has been set, but it is unlikely that plaintiffs will pursue the case through trial if they are unable to convince the appeals court to reverse the order denying certification. We have defended vigorously against the claims asserted and based upon the information currently available, no determination can be made as to its final outcome, nor can its materiality be accurately ascertained.

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

Nutrition Bars

        Rexall and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. We have defended this action vigorously. In December 2007, while Rexall's and the other defendants' renewed motion for judgment on the pleadings was pending, the Court again stayed the case for all purposes, pending rulings on relevant cases before the California Supreme Court. The Supreme Court issued a ruling on February 11, 2008, but the parties to the case have indicated an intention to file a petition for certiorari with the United States Supreme Court. Accordingly, the case remains stayed, and Rexall cannot estimate how long the case will be stayed. Based upon the information currently available, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

NBTY, Inc.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings (Continued)

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

NBTY, Inc.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table provides information with respect to our purchase of NBTY Common Stock during the second quarter of fiscal 2008 (shares in thousands):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Number of Shares that May Yet Be Purchased Under the Program
2/1/2008–2/29/2008	5,817	$27.58	5,817	4,453

Total	5,817		5,817

(1)
All shares were repurchased in open-market transactions as part of our publicly announced 20 million share repurchase program, announced on March 11, 1999. At March 31, 2008, there were 4,453 shares available to be repurchased under this program.

NBTY, Inc.
Item 4.    Submission of Matters to a Vote of Security Holders

At the 2008 Annual Meeting of Shareholders of NBTY, Inc. held on February 25, 2008, the following matters were voted upon:

        Proposition 1:    Re-elected Directors to serve until the 2011 Annual Meeting.

	Votes for	Votes withheld	Total Votes
Scott Rudolph	59,759,555	1,845,516	61,605,071
Peter J. White	51,822,192	9,782,879	61,605,071

        Proposition 2:    Approved the NBTY, Inc. Executive Bonus Plan.

Votes for	Votes against		Votes Abstain	Total Votes
51,899,320	9,453,012	*	252,742	61,605,074

    *
    Votes against include 7,536,105 Broker Non-Votes.

        Proposition 3:    Ratified the appointment of PriceWaterhouseCoopers LLP as independent registered public accountants to audit the consolidated financial statements of the Company for the 2008 fiscal year.

Votes for	Votes against	Votes Abstain	Total Votes
61,413,511	44,391	147,172	61,605,074

        Proposition 4:    Approved the NBTY, Inc. Year 2008 Stock Option Plan.

Votes for	Votes against		Votes Abstain	Total Votes
47,498,070	13,503,877	*	603,127	61,605,074

    *
    Votes against include 10,475,225 Broker Non-Votes.

NBTY, Inc.
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
10.1	Executive Consulting Agreement, effective January 1, 2002, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(4)
10.2	First Amendment to Executive Consulting Agreement, effective January 1, 2003, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(5)
10.3	Second Amendment to Executive Consulting Agreement, effective January 1, 2004, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(6)
10.4	Third Amendment to Executive Consulting Agreement, effective January 1, 2005, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(10)
10.5	Fourth Amendment to Executive Consulting Agreement, effective January 1, 2007, by and between NBTY, Inc., and Rudolph Management Associates, Inc.(11)
10.6	Fifth Amendment to Executive Consulting Agreement, effective January 1, 2007, by and between NBTY, Inc., and Rudolph Management Associates, Inc.(2)
10.7	Sixth Amendment to Executive Consulting Agreement, effective January 1, 2008, by and between NBTY, Inc., and Rudolph Management Associates, Inc.(12)
10.8	NBTY, Inc. Associates Stock Ownership Plan*
10.9	NBTY, Inc. Year 2000 Incentive Stock Option Plan(7)
10.10	NBTY, Inc. Year 2002 Stock Option Plan(8)
10.11	NBTY, Inc. Year 2008 Stock Option Plan(13)
10.12
Revolving Credit Agreement, dated as of November 3, 2007, among NBTY, Inc., as Borrower, The Several Lenders from Time to Time Parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A., BNP Paribas, Citibank, N.A., and HSBC Bank USA, National Association, as Co-Syndication Agents(9)
10.13	Guarantee and Collateral Agreement, by NBTY, Inc., the Guarantors party thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of November 3, 2007(9)
10.14	Facility Agreement, dated September 20, 2007 for Good 'N Natural Limited with JPMorgan Chase Bank, N.A., London Branch(2)
10.15	Novation and Amendment Agreement, dated December 18, 2007 for Good 'N Natural Limited with JPMorgan Chase Bank, N.A., London Branch and J.P. Morgan Europe Limited(14)
10.16	Employment Agreement, effective March 1, 2008, by and between NBTY, Inc. and Scott Rudolph(15)

NBTY, Inc.
Item 6.    Exhibits (Continued)

10.17	Employment Agreement, effective March 1, 2008, by and between NBTY, Inc. and Harvey Kamil(15)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(11)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed on February 2, 2006 (File #001-31788).

(12)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed on November 30, 2007 (File #001-31788).

(13)
Incorporated by reference to NBTY, Inc.'s Proxy Supplement, filed on February 6, 2008 (File #001-31788).

(14)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed on February 8, 2008 (File #001-31788).

(15)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed on April 3, 2008 (File #001-31788).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, Inc.
(Registrant)
Date: May 9, 2008	By:	/s/ SCOTT RUDOLPH Scott Rudolph Chairman and Chief Executive Officer (Principal Executive Officer)
Date: May 9, 2008	By:	/s/ HARVEY KAMIL Harvey Kamil President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

NBTY, INC. TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION Item 1. Financial Statements
NBTY, Inc. Condensed Consolidated Balance Sheets (Unaudited) (in thousands, except per share amounts)
NBTY, Inc. Condensed Consolidated Statements of Income (Unaudited) (in thousands, except per share amounts)
NBTY, Inc. Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income Six Months Ended March 31, 2008 and 2007 (Unaudited) (in thousands)
NBTY, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)
Condensed Consolidating Balance Sheet As of March 31, 2008
Condensed Consolidating Balance Sheet As of September 30, 2007
Condensed Consolidating Statement of Income Three Months Ended March 31, 2008
Condensed Consolidating Statement of Income Three Months Ended March 31, 2007
Condensed Consolidating Statement of Income Six Months Ended March 31, 2008
Condensed Consolidating Statement of Income Six Months Ended March 31, 2007
Condensed Consolidating Statement of Cash Flows Six Months Ended March 31, 2008
Condensed Consolidating Statement of Cash Flows Six Months Ended March 31, 2007
SIGNATURES