Form 10-Q
period 2008-06-30
NBTY INC
filed 2008-08-08
CIK 70793

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008
Or
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

        The number of shares of Common Stock (par value $.008 per share) outstanding as of August 1, 2008 was 61,034,155.

 NBTY, INC.
TABLE OF CONTENTS

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NBTY, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except per share amounts)

	June 30, 2008	September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$121,976	$92,902
Investments	19,997	121,382
Accounts receivable, net	103,603	98,454
Inventories	404,760	384,990
Deferred income taxes	21,856	21,441
Prepaid expenses and other current assets	55,116	54,460

Total current assets	727,308	773,629
Property, plant and equipment, net	322,694	323,154
Goodwill	250,057	251,753
Intangible assets, net	151,803	157,548
Other assets	33,683	28,851

Total assets	$1,485,545	$1,534,935

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$965	$989
Accounts payable	76,736	71,852
Accrued expenses and other current liabilities	121,040	125,533

Total current liabilities	198,741	198,374
Long-term debt, net of current portion	208,999	210,106
Deferred income taxes	59,443	61,788
Other liabilities	12,044	8,697

Total liabilities	479,227	478,965

Commitments and contingencies
Stockholders' equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 61,034 shares at June 30, 2008 and 67,118 shares at September 30, 2007	488	537
Capital in excess of par	140,783	143,244
Retained earnings	821,491	864,852
Accumulated other comprehensive income	43,556	47,337

Total stockholders' equity	1,006,318	1,055,970

Total liabilities and stockholders' equity	$1,485,545	$1,534,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

 NBTY, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Net sales	$534,519	$503,368	$1,577,895	$1,518,065

Costs and expenses:
Cost of sales	262,455	240,597	764,069	727,174
Advertising, promotion and catalog	35,732	28,268	108,908	89,472
Selling, general and administrative	166,058	157,484	500,590	461,387

	464,245	426,349	1,373,567	1,278,033

Income from operations	70,274	77,019	204,328	240,032

Other income (expense):
Interest	(3,721)	(3,819)	(11,239)	(13,036)
Miscellaneous, net	2,417	3,822	11,089	7,468

	(1,304)	3	(150)	(5,568)

Income before provision for income taxes	68,970	77,022	204,178	234,464
Provision for income taxes	23,444	25,796	68,604	75,029

Net income	$45,526	$51,226	$135,574	$159,435

Net income per share:
Basic	$0.74	$0.76	$2.11	$2.37
Diluted	$0.72	$0.74	$2.06	$2.29
Weighted average common shares outstanding:
Basic	61,280	67,353	64,105	67,279
Diluted	62,830	69,600	65,826	69,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

 NBTY, Inc.
Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income
Nine Months Ended June 30, 2008 and 2007
(Unaudited)
(in thousands)

	Common Stock
					Accumulated Other Comprehensive Income
	Number of Shares	Amount	Capital in Excess of Par	Retained Earnings		Total Stockholders' Equity
Balance, September 30, 2006	67,212	$538	$138,777	$671,060	$29,057	$839,432
Components of comprehensive income:
Net income				159,435		159,435
Foreign currency translation adjustment and other, net of taxes					13,723	13,723

Comprehensive income:						$173,158

Exercise of stock options	157	1	891			892
Excess tax benefit from exercise of stock options			2,356			2,356

Balance, June 30, 2007	67,369	$539	$142,024	$830,495	$42,780	$1,015,838

Balance, September 30, 2007	67,118	$537	$143,244	$864,852	$47,337	$1,055,970
Components of comprehensive income:
Net income				135,574		135,574
Foreign currency translation adjustment and other, net of taxes					(3,781)	(3,781)

Comprehensive income:						$131,793

Adoption of FIN 48				(3,025)		(3,025)
Purchase and retirement of treasury shares	(6,716)	(54)	(12,468)	(175,910)		(188,432)
Exercise of stock options	632	5	3,847			3,852
Excess tax benefit from exercise of stock options			4,984			4,984
Stock-based compensation			1,176			1,176

Balance, June 30, 2008	61,034	$488	$140,783	$821,491	$43,556	$1,006,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

 NBTY, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$135,574	$159,435
Adjustments to reconcile net income to cash provided by operating activities:
Impairments and disposals of property, plant and equipment	441	1,716
Depreciation and amortization	41,038	42,037
Foreign currency transaction gain	(1,594)	(2,012)
Stock-based compensation	1,176	—
Amortization and write-off of deferred charges	562	1,698
Allowance for doubtful accounts	(543)	(500)
Inventory reserves	5,676	5,866
Deferred income taxes	1,372	11,087
Excess income tax benefit from exercise of stock options	(4,984)	(2,356)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,376)	(4,455)
Inventories	(26,438)	(24,694)
Prepaid expenses and other current assets	13,189	16,725
Other assets	(1,445)	(433)
Accounts payable	675	13,675
Accrued expenses and other liabilities	472	(11,374)

Net cash provided by operating activities	161,795	206,415

Cash flows from investing activities:
Purchase of property, plant and equipment	(32,740)	(41,927)
Proceeds from sale of property, plant and equipment	709	97
Purchase of available-for-sale investments	(364,917)	(374,869)
Proceeds from sale of available-for-sale investments	463,087	239,603
Cash paid for acquisitions, net of cash acquired	(5,072)	(37,005)
Acquisition deposit	(11,500)	—
Cash collateral securing loan	—	(18,698)

Net cash provided by (used in) investing activities	49,567	(232,799)

Cash flows from financing activities:
Principal payments under long-term debt agreements
and capital leases	(720)	(652)
Payments of financing fees	—	(1,649)
Excess income tax benefit from exercise of stock options	4,984	2,356
Proceeds from stock options exercised	3,852	892
Purchase of treasury stock (subsequently retired)	(188,432)	—

Net cash (used in) provided by financing activities	(180,316)	947

Effect of exchange rate changes on cash and cash equivalents	(1,972)	4,384

Net increase (decrease) in cash and cash equivalents	29,074	(21,053)
Cash and cash equivalents at beginning of period	92,902	89,805

Cash and cash equivalents at end of period	$121,976	$68,752

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

Reclassifications

        Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation.

Accounts Receivable Reserves and Allowances

        Accounts receivable are net of the following reserves and allowances:

	June 30, 2008	September 30, 2007
Allowance for sales returns	$9,356	$8,499
Promotional program incentive allowance	31,027	27,429
Allowance for doubtful accounts	6,885	7,617

	$47,268	$43,545

Assets Held for Sale

        In fiscal 2007, we decided to sell the land and building located in Augusta, Georgia, since we no longer intend to develop a manufacturing facility at this site. We anticipate that this sale will be completed during 2008. Accordingly, the book value of the land and building of $11,465 is classified as

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

1. Basis of Presentation (Continued)

held for sale within prepaid expenses and other current assets in the accompanying balance sheet at June 30, 2008. During the nine months ended June 30, 2008, the book value of the building increased due to capitalized improvements of $1,165. The book value of the land and building approximates its fair value less costs to sell.

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

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Companies electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 will be effective for our fiscal year beginning on October 1, 2008. We anticipate that the adoption of SFAS 159 will not have a significant impact on our consolidated financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS 157 applies when

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

1. Basis of Presentation (Continued)

other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for us beginning October 1, 2008. In February 2008, the FASB issued FASB Staff Position 157-2, which provides for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. We anticipate that the adoption of SFAS 157 will not have a significant impact on our consolidated financial position or results of operations.

2. Investments

        At June 30, 2008, our short-term investments consisted of U.S. Treasury securities and our non-current investments (included in other assets) consisted of auction rate securities ("ARS"), both of which are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of related income taxes, in accumulated other comprehensive income as a component of stockholders' equity until realized. If it is determined that the fair value of these securities is other-than-temporarily impaired, we would record a loss in our consolidated statements of operations.

        At June 30, 2008, our ARS consisted of fully insured New York State municipal securities of $2,075 and Alabama Municipal Agency securities of $1,125. The underlying ARS, without insurance, were originally rated between A and Aaa. ARS are long-term variable rate bonds tied to short-term interest rates that are reset through a "dutch auction" process which occurs every 7 to 35 days. The ARS that we hold have maturities ranging from 18 to 33 years. The auctions have historically provided a liquid market for these securities. However, as a result of liquidity issues in the financial credit and capital markets, we have experienced multiple failed auctions, beginning with the second half of February 2008.

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

        As of June 30, 2008, the $3,200 of ARS are classified as non-current assets due to the fact that there is uncertainty in the current market and, although there has been an occasional successful auction, current conditions in the general financial markets have created uncertainty as to when successful auctions will occur on a more regular basis. In addition, while these ARS are classified as available for sale, we believe we have the ability to hold these securities to maturity or until the credit market recovers.

        Investment income included in "miscellaneous, net" in the statements of income was $1,433 and $2,077 for the three months ended June 30, 2008 and 2007, respectively and $6,839 and $3,995 for the nine months ended June 30, 2008 and 2007, respectively.

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

3. Inventories

        The components of inventories were as follows:

	June 30, 2008	September 30, 2007
Raw materials	$111,380	$92,924
Work-in-process	14,748	8,277
Finished goods	295,809	297,925
Valuation and obsolescence reserves	(17,177)	(14,136)

	$404,760	$384,990

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

        The changes in the carrying amount of goodwill by segment for the nine month period ended June 30, 2008, were as follows:

	Wholesale / US Nutrition	European Retail	Direct Response / E-Commerce	Consolidated
Balance at September 30, 2007	$75,638	$160,918	$15,197	$251,753
Foreign currency translation	(46)	(2,558)		(2,604)
Acquisition			908	908

Balance at June 30, 2008	$75,592	$158,360	$16,105	$250,057

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

4. Goodwill and Intangible Assets (Continued)

Other Intangible Assets

        Other intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives (not exceeding 20 years). The carrying amounts of intangible assets as of June 30, 2008 and September 30, 2007 were as follows:

	June 30, 2008		September 30, 2007
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets:
Brands	$99,286	$20,248	$99,608	$16,438	20
Customer lists	65,066	38,978	62,090	36,119	2–15
Private label and customer relationships	40,364	7,297	40,669	5,538	10–20
Trademarks and licenses	18,357	7,073	17,640	6,375	2–20
Covenants not to compete	3,552	3,026	3,056	2,845	3–5

	226,625	76,622	223,063	67,315
Indefinite lived intangible asset:
Trademark	1,800	—	1,800	—

Total intangible assets	$228,425	$76,622	$224,863	$67,315

        In connection with the acquisition of Doctor's Trust, completed in October 2007, customer lists, covenants not to compete and trademarks increased by $3,100, $500 and $300, respectively. Other changes in intangible assets relate to foreign currency translation.

        Proforma financial information related to the Doctor's Trust acquisition in October 2007 is not provided as the impact was not material to our consolidated financial statements.

        Aggregate amortization expense of definite lived intangible assets included in the consolidated statements of income under the caption "selling, general and administrative" expenses for the three months ended June 30, 2008 and 2007 was approximately $3,094 and $3,008, respectively. Amortization expense for the nine months ended June 30, 2008 and 2007 was approximately $9,329 and $8,990, respectively.

        Assuming no changes in our definite lived intangible assets, estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the fiscal year ending September 30,
2008	$13,438
2009	$12,197
2010	$11,939
2011	$11,898
2012	$11,767

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

        No impairment charge was recorded for the three months ended June 30, 2008. During the three months ended June 30, 2007, we recognized an impairment charge of $550. During the nine months ended June 30, 2008 and 2007, we recognized an impairment charge of $350 and $1,134, respectively. These impairment charges related primarily to leasehold improvements and furniture and fixtures for North American Retail operations and were included in "selling, general and administrative" expense in the statements of income.

6. Accrued Expenses and Other Current Liabilities

        The components of accrued expenses and other current liabilities were as follows:

	June 30, 2008	September 30, 2007
Accrued compensation and related taxes	$28,596	$25,742
Accrued purchases	16,749	12,541
Income taxes payable	10,015	12,329
Litigation	8,479	9,316
Other	57,201	65,605

	$121,040	$125,533

7. Long-Term Debt

        In December 2007, we amended the terms of our multicurrency term facility to extend the maturity to December 2010.

        In connection with the acquisition that was completed in July 2008 we utilized the full amount of our existing $325,000 revolving credit facility. See note 16 for further details regarding the acquisition and amendment to the revolving credit facility.

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

substances under California law. Plaintiffs seek equitable and monetary relief. On June 18, 2004, this case was coordinated with several other class-action cases brought against other companies relating to the sale of products containing androstenediol, one of the prohormones contained in MET-Rx products. The coordinated proceedings have been assigned to a coordination judge for further pretrial proceedings. Plaintiffs moved for class certification in 2007, and on February 22, 2008, the court denied plaintiffs' motion for certification. Plaintiffs' have appealed that ruling.

        MET-Rx also filed a motion to dismiss the lawsuit based upon plaintiffs' failure to prosecute the case diligently. That motion was granted in May 2008.

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

Nutrition Bars

        Rexall and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. We have defended this action vigorously. In December 2007, while Rexall's and the other defendants' renewed motion for judgment on the pleadings was pending, the Court again stayed the case for all purposes, pending rulings on relevant cases before the California Supreme Court. The Supreme Court issued a ruling in those cases on February 11, 2008, but the parties to those cases have filed a petition for certiorari with the United States Supreme Court. Accordingly, our case remains stayed, and Rexall cannot estimate how long the case will be stayed. Based upon the information currently available, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

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

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

9. Income Taxes (Continued)

        The effective income tax rate for the three months ended June 30, 2008 and June 30, 2007 was 34.0% and 33.5%, respectively. The effective income tax rate for the nine months ended June 30, 2008 and June 30, 2007 was 33.6% and 32.0%, respectively. The effective income tax rate was higher for the nine months ended June 30, 2008 as compared to the prior comparable period primarily due to the reinvestment of foreign earnings at a lower tax rate in fiscal 2007. The effective income tax rates are generally lower than the U.S. federal statutory rate, primarily due to the structure of our foreign subsidiaries which could also continue to impact results in future fiscal quarters.

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

        We accrue interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods. At October 1, 2007, we had accrued $1,313 and $1,019 for the potential payment of interest and penalties, respectively. As of October 1, 2007, we are subject to U.S. Federal Income Tax examinations for the tax years 2004 through 2007, and to non-US examinations for the tax years of 2002–2007. In addition, we are generally subject to state and local examinations for fiscal years 2004–2007, except in California where we are undergoing examinations for fiscal years 1999–2001.

        There were no significant changes to unrecognized tax benefits or accrued penalties and interest during the nine months ended June 30, 2008.

10. Stockholders' Equity and Net Income Per Share

        During the three months ended June 30, 2008, the Company repurchased and retired 603 thousand shares of NBTY common stock at an average price of $28.91, totaling $17,423. For the nine months ended June 30, 2008, the Company repurchased and retired 6,716 thousand shares of NBTY common stock at an average price of $28.06, totaling $188,432. All shares were repurchased in open-market transactions as part of our publicly announced share repurchase program. As of June 30, 2008, there were approximately 3,850 thousand shares available to be repurchased under this program.

        Basic net income per share is based on the weighted average number of common shares outstanding during the three and nine month periods ended June 30, 2008 and 2007. Diluted net income per share includes the dilutive effect of outstanding stock options, which resulted in a dilutive effect of 1,550 and 2,247 shares for the three months ended June 30, 2008 and 2007, respectively, and 1,721 and 2,275 shares for the nine months ended June 30, 2008 and 2007, respectively.

11. Stock-based Compensation

        In February 2008, the Company adopted the NBTY, Inc. Year 2008 Stock Option Plan (the "2008 Plan"), which was approved by the Company's shareholders. The 2008 Plan is substantially identical to the NBTY, Inc. Year 2002 Stock Option Plan (the "2002 Plan"). No additional stock option awards will

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

11. Stock-based Compensation (Continued)

be granted under the 2002 Plan. The 2008 Plan will not affect the terms or conditions of the 151 thousand stock option awards granted in February 2008 under the 2002 Plan. In accordance with the 2008 Plan, the Company's Board of Directors ("Board") may grant up to approximately 1,327 thousand shares of common stock in the form of stock options (which is equal to the number of shares of common stock that remained available for stock option awards under the 2002 Plan as of February 2008). The exercise price per share for options granted may not be less than the fair market value per share of common stock on the date of grant. Stock options vest as determined by the Board and expire no later than 10 years from the date of grant.

        In February and May 2008, the Company granted a total of 447 thousand stock options to directors and employees under the 2008 Plan, 151 thousand stock options to employees under the 2002 Plan and 367 thousand stock options to employees under the NBTY, Inc. Year 2000 Stock Option Plan for an aggregate grant of 965 thousand stock options. These stock options were granted at a weighted average exercise price of $25.52. All stock options were granted at a price equal to the fair market value of the Company's common stock on the dates of grant. These options vest over four years, with no vesting in 2009, and 1/3 vesting on the anniversary of the date of grant in 2010, 2011 and 2012, and expire ten years from the date of grant.

        The weighted-average grant-date fair value per share of the options granted in February and May 2008 was $12.74. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted-average assumptions were used for the options granted in February and May 2008:

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

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

11. Stock-based Compensation (Continued)

        A summary of stock options as of June 30, 2008, and changes during fiscal 2008, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Terms	Aggregate Intrinsic Value
Outstanding at October 1, 2007	3,475	$5.80
Granted	965	$25.52
Exercised	(632)	$6.09
Forfeited	(3)
Expired

Outstanding at June 30, 2008	3,805	$10.76	3.74	$81,052

Exercisable at June 30, 2008	2,840	$5.74	1.74	$74,741

        For the nine months ended June 30, 2008, we recognized $1,176 in non-cash compensation cost related to stock options. At June 30, 2008, there was approximately $10,330 of unrecognized non-cash compensation cost related to stock options. That cost is expected to be recognized over a remaining period of approximately 4 years. We recognize expense on stock options using a straight-line method, which recognizes the associated expense ratably over the vesting period.

        Cash proceeds, tax benefits, and intrinsic value related to total stock options exercised during the nine months ended June 2008 and 2007 were as follows:

	Nine months ended June 30,
	2008	2007
Cash proceeds from stock options exercised	$3,852	$892
Tax benefit realized for stock options exercised	$4,984	$2,356
Intrinsic value of stock options exercised	$13,234	$7,099

12. Business and Credit Concentration

Financial instruments

        Financial instruments which potentially subject us to credit risk consist primarily of cash and cash equivalents (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts), investments and trade accounts receivable. We mitigate our risk by investing in or through major financial institutions. At June 30, 2008, we had $3,200 of municipal auction rate securities, which were classified in non-current assets as available-for-sale investments (see Note 2 for additional disclosures regarding risks relating to auction rate securities due to a lack of liquidity).

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

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

12. Business and Credit Concentration (Continued)

        The following individual customer accounted for the following percentages of net sales for the three and nine months ended June 30, 2008 and 2007, respectively:

	Wholesale/US Nutrition Net Sales Three months ended June 30,		Consolidated Net Sales Three months ended June 30,
	2008	2007	2008	2007
Customer A	20%	18%	10%	9%

	Wholesale/US Nutrition Net Sales Nine months ended June 30,		Consolidated Net Sales Nine months ended June 30,
	2008	2007	2008	2007
Customer A	22%	18%	11%	9%

        The loss of this customer, or any of our other major customers, would have a material adverse effect on the Wholesale/US Nutrition segment if we were unable to replace such customer(s).

        The following individual customers accounted for 10% or more of the Wholesale/US Nutrition segment's gross accounts receivable as of June 30, 2008 and September 30, 2007, respectively:

	June 30, 2008	September 30, 2007
Customer A	17%	14%
Customer B	11%	7%

13. Supplemental Disclosure of Cash Flow Information

	Nine months ended June 30,
	2008	2007
Cash interest paid (net of capitalized interest of $1,112 and $402, respectively)	$14,559	$14,519
Cash income taxes paid (net of refunds of $480 for fiscal 2007)	$62,144	$68,990
Capital lease obligations	$—	$333
Property, plant and equipment additions included in accounts payable	$1,816	$383
Non-cash investing and financing information:
Acquisitions accounted for under the purchase method:
Fair value of assets acquired	$5,072	$44,922
Liabilities assumed	—	(7,870)
Less: Cash acquired	—	(47)

Net cash paid	$5,072	$37,005

14. Segment Information

        We are organized by sales segments on a worldwide basis and evaluate performance based on a number of factors; however, the primary measures of performance are the net sales, gross profit and income or loss from operations (prior to corporate allocations) of each segment, as these are the key

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

14. Segment Information (Continued)

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

  •
  North American Retail—This segment generates revenue through its 447 owned and operated Vitamin World stores in the U.S. selling proprietary brand and third-party products and through its Canadian operation of 80 owned and operated Le Naturiste stores.

  •
  European Retail—This segment generates revenue through its 518 Holland & Barrett stores, 31 GNC stores in the UK, 70 DeTuinen stores in the Netherlands and 19 Nature's Way stores in Ireland. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phone.

        The following table represents key financial information of our business segments:

	Wholesale/ US Nutrition	North American Retail	European Retail	Direct Response/ E-Commerce	Corporate/ Manufacturing	Consolidated
Three months ended June 30, 2008:
Net sales	$283,645	$50,415	$145,670	$54,789	$—	$534,519
Income (loss) from operations	58,213	3,445	28,249	7,849	(27,482)	70,274
Depreciation and amortization	2,587	750	3,049	1,248	5,749	13,383
Capital expenditures	541	726	3,637	1,003	5,128	11,035
Three months ended June 30, 2007:
Net sales	$248,177	$55,666	$152,688	$46,837	$—	$503,368
Income (loss) from operations	54,581	(45)	36,562	11,787	(25,866)	77,019
Depreciation and amortization	2,772	895	2,768	1,254	5,602	13,291
Capital expenditures	499	202	17,021	85	8,365	26,172
Nine months ended June 30, 2008:
Net sales	$801,943	$158,501	$462,337	$155,114	$—	$1,577,895
Income (loss) from operations	153,701	3,103	97,582	30,722	(80,780)	204,328
Depreciation and amortization	7,858	2,404	9,081	3,988	17,707	41,038
Capital expenditures	2,595	3,670	13,067	1,148	12,260	32,740
Nine months ended June 30, 2007:
Net sales	$739,874	$166,403	$465,208	$146,580	$—	$1,518,065
Income (loss) from operations	152,918	2,026	119,091	39,878	(73,881)	240,032
Depreciation and amortization	8,331	3,029	8,333	3,782	18,562	42,037
Capital expenditures	1,098	520	21,389	1,010	17,910	41,927

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

14. Segment Information (Continued)

        Net sales by location of customer were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Net sales by location of customer
United States	$342,702	$303,723	$972,527	$917,308
United Kingdom	137,297	149,090	439,909	451,416
Holland	14,796	12,585	45,663	38,594
Ireland	5,806	5,298	17,593	15,774
Canada	9,329	7,603	29,583	24,065
Mexico	2,927	7,167	12,916	19,498
Other foreign countries	21,662	17,902	59,704	51,410

	$534,519	$503,368	$1,577,895	$1,518,065

        Total assets by segment were as follows:

	June 30, 2008	September 30, 2007
Wholesale/US Nutrition	$516,984	$498,349
North American Retail	32,187	39,998
European Retail	421,054	419,070
Direct Response/E-Commerce	66,287	55,582
Corporate/Manufacturing	449,033	521,936

	$1,485,545	$1,534,935

        Approximately 35% of our net sales during the nine months ended June 30, 2008 and 2007 were denominated in currencies other than U.S. dollars, principally British pound sterling, euros, Chinese yuan and Canadian dollars.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	June 30, 2008	September 30, 2007
Total Assets	34%	32%
Total Liabilities	16%	21%

15. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

        The 7 1/8% Senior Subordinated Notes due 2015 are guaranteed by all of our domestic subsidiaries, which are wholly-owned by the Company. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

    1.
    Condensed consolidating financial statements as of June 30, 2008 and September 30, 2007 and for the three and nine months ended June 30, 2008 and 2007 of (a) NBTY, Inc., the

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

15. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

      parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and

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

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

15. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Balance Sheets
As of June 30, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$30,330	$—	$91,646	$—	$121,976
Investments	19,997	—	—	—	19,997
Accounts receivable, net	—	86,207	25,009	(7,613)	103,603
Intercompany	—	469,925	571,046	(1,040,971)	—
Inventories	—	288,293	124,427	(7,960)	404,760
Deferred income taxes	—	21,092	764	—	21,856
Prepaid expenses and other current assets	—	34,666	20,450	—	55,116

Total current assets	50,327	900,183	833,342	(1,056,544)	727,308
Property, plant and equipment, net	36,677	186,135	99,882	—	322,694
Goodwill	—	82,362	167,695	—	250,057
Other intangible assets, net	—	105,085	46,718	—	151,803
Other assets	—	14,550	19,133	—	33,683
Intercompany loan receivable	398,620	—	—	(398,620)	—
Investments in subsidiaries	1,812,729	—	—	(1,812,729)	—

Total assets	$2,298,353	$1,288,315	$1,166,770	$(3,267,893)	$1,485,545

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$810	$17	$138	$—	$965
Accounts payable	—	42,647	34,089	—	76,736
Intercompany	1,040,972	—	—	(1,040,972)	—
Accrued expenses and other current liabilities	—	105,317	23,336	(7,613)	121,040

Total current liabilities	1,041,782	147,981	57,563	(1,048,585)	198,741
Intercompany loan payable	—	—	398,620	(398,620)	—
Long-term debt, net of current portion	189,915	—	19,084	—	208,999
Deferred income taxes	57,699	—	1,744	—	59,443
Other liabilities	2,639	2,726	6,679	—	12,044

Total liabilities	1,292,035	150,707	483,690	(1,447,205)	479,227
Commitments and contingencies
Stockholders' equity:
Common stock	488	—	—	—	488
Capital in excess of par	140,783	352,019	301,271	(653,290)	140,783
Retained earnings	821,491	785,589	397,051	(1,182,640)	821,491
Accumulated other comprehensive income	43,556	—	(15,242)	15,242	43,556

Total stockholders' equity	1,006,318	1,137,608	683,080	(1,820,688)	1,006,318

Total liabilities and stockholders' equity	$2,298,353	$1,288,315	$1,166,770	$(3,267,893)	$1,485,545

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

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

15. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statements of Income
Three Months Ended June 30, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$365,798	$188,018	$(19,297)	$534,519
Costs and expenses:
Cost of sales	—	203,119	78,633	(19,297)	262,455
Advertising, promotion and catalog	—	30,435	5,297	—	35,732
Selling, general and administrative	26,324	64,706	75,028	—	166,058

	26,324	298,260	158,958	(19,297)	464,245

Income from operations	(26,324)	67,538	29,060	—	70,274

Other income (expense):
Equity in income of subsidiaries	60,112	—	—	(60,112)	—
Intercompany interest	7,531	—	(7,531)	—	—
Interest	(3,421)	—	(300)	—	(3,721)
Miscellaneous, net	407	1,111	899	—	2,417

	64,629	1,111	(6,932)	(60,112)	(1,304)

Income before provision for income taxes	38,305	68,649	22,128	(60,112)	68,970
(Benefit)/provision for income taxes	(7,221)	24,027	6,638	—	23,444

Net income	$45,526	$44,622	$15,490	$(60,112)	$45,526

Condensed Consolidating Statements of Income
Three Months Ended June 30, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$349,302	$177,716	$(23,650)	$503,368
Costs and expenses:
Cost of sales	—	190,121	74,126	(23,650)	240,597
Advertising, promotion and catalog	—	23,514	4,754	—	28,268
Selling, general and administrative	21,854	68,323	67,307	—	157,484

	21,854	281,958	146,187	(23,650)	426,349

Income from operations	(21,854)	67,344	31,529	—	77,019

Other income (expense):
Equity in income of subsidiaries	62,046	—	—	(62,046)	—
Intercompany interest	7,402	—	(7,402)	—	—
Interest	(3,630)	(4)	(185)	—	(3,819)
Miscellaneous, net	1,623	473	1,726	—	3,822

	67,441	469	(5,861)	(62,046)	3

Income before provision for income taxes	45,587	67,813	25,668	(62,046)	77,022
(Benefit)/provision for income taxes	(5,639)	23,735	7,700	—	25,796

Net income	$51,226	$44,078	$17,968	$(62,046)	$51,226

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

15. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statements of Income
Nine Months Ended June 30, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,051,491	$588,535	$(62,131)	$1,577,895
Costs and expenses:
Cost of sales	—	578,312	247,888	(62,131)	764,069
Advertising, promotion and catalog	—	89,964	18,944	—	108,908
Selling, general and administrative	75,532	197,888	227,170	—	500,590

	75,532	866,164	494,002	(62,131)	1,373,567

Income from operations	(75,532)	185,327	94,533	—	204,328

Other income (expense):
Equity in income of subsidiaries	175,137	—	—	(175,137)	—
Intercompany interest	23,685	—	(23,685)	—	—
Interest	(10,323)	(2)	(914)	—	(11,239)
Miscellaneous, net	2,587	4,599	3,903	—	11,089

	191,086	4,597	(20,696)	(175,137)	(150)

Income before provision for income taxes	115,554	189,924	73,837	(175,137)	204,178
(Benefit)/provision for income taxes	(20,020)	66,473	22,151	—	68,604

Net income	$135,574	$123,451	$51,686	$(175,137)	$135,574

Condensed Consolidating Statements of Income
Nine Months Ended June 30, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,047,147	$538,549	$(67,631)	$1,518,065
Costs and expenses:
Cost of sales	—	571,147	223,658	(67,631)	727,174
Advertising, promotion and catalog	—	75,294	14,178	—	89,472
Selling, general and administrative	61,472	205,461	194,454	—	461,387

	61,472	851,902	432,290	(67,631)	1,278,033

Income from operations	(61,472)	195,245	106,259	—	240,032

Other income (expense):
Equity in income of subsidiaries	189,295	—	—	(189,295)	—
Intercompany interest	20,782	—	(20,782)	—	—
Interest	(12,189)	(24)	(823)	—	(13,036)
Miscellaneous, net	2,841	1,912	2,715	—	7,468

	200,729	1,888	(18,890)	(189,295)	(5,568)

Income before provision for income taxes	139,257	197,133	87,369	(189,295)	234,464
(Benefit)/provision for income taxes	(20,178)	68,997	26,210	—	75,029

Net income	$159,435	$128,136	$61,159	$(189,295)	$159,435

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

15. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$135,574	$123,451	$51,686	$(175,137)	$135,574
Adjustments to reconcile net income to net cash & cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(175,137)	—	—	175,137	—
Impairments and disposals of property, plant and equipment	282	382	(223)	—	441
Depreciation and amortization	3,426	27,623	9,989	—	41,038
Foreign currency transaction (gain) loss	(1,248)	(1,310)	964	—	(1,594)
Stock-based compensation	930	156	90	—	1,176
Amortization and write-off of deferred charges	562	—	—	—	562
Allowance for doubtful accounts	—	(547)	4	—	(543)
Inventory reserves	—	4,979	697	—	5,676
Deferred income taxes	—	1,402	(30)	—	1,372
Excess income tax benefit from exercise of stock options	(4,984)	—	—	—	(4,984)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(2,654)	(722)	—	(3,376)
Inventories	—	(22,394)	(4,044)	—	(26,438)
Prepaid expenses and other current assets	—	12,146	1,043	—	13,189
Other assets	—	(1,445)	—	—	(1,445)
Accounts payable	—	900	(225)	—	675
Accrued expenses and other liabilities	—	13,295	(12,823)	—	472

Net cash (used in) provided by operating activities	(40,595)	155,984	46,406	—	161,795

Cash flows from investing activities:
Intercompany accounts	154,834	(138,644)	(16,190)	—	—
Purchase of property, plant and equipment	(4,457)	(16,987)	(11,296)	—	(32,740)
Proceeds from sale of property, plant and equipment	—	2	707	—	709
Purchase of available-for-sale investments	(364,917)	—	—	—	(364,917)
Proceeds from sale of available-for-sale investments	460,013	—	3,074	—	463,087
Cash paid for acquisitions, net of cash acquired	(5,072)	—	—	—	(5,072)
Acquisition deposit	(11,500)	—	—	—	(11,500)

Net cash provided by (used in) investing activities	228,901	(155,629)	(23,705)	—	49,567

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(619)	(101)	—	—	(720)
Excess income tax benefit from exercise of stock options	4,984	—	—	—	4,984
Proceeds from stock options exercised	3,852	—	—	—	3,852
Purchase of treasury stock (subsequently retired)	(188,432)	—	—	—	(188,432)

Net cash used in financing activities	(180,215)	(101)	—	—	(180,316)

Effect of exchange rate changes on cash and cash equivalents	—	(254)	(1,718)	—	(1,972)

Net increase in cash and cash equivalents	8,091	—	20,983	—	29,074
Cash and cash equivalents at beginning of period	22,239	—	70,663	—	92,902

Cash and cash equivalents at end of period	$30,330	$—	$91,646	$—	$121,976

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

15. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$159,435	$128,136	$61,159	$(189,295)	$159,435
Adjustments to reconcile net income to net cash & cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(189,295)	—	—	189,295	—
Impairments and disposals of property, plant and equipment	417	1,133	166	—	1,716
Depreciation and amortization	5,187	26,505	10,345	—	42,037
Foreign currency transaction (gain) loss	(808)	(1,242)	38	—	(2,012)
Amortization and write-off of deferred charges	1,698	—	—	—	1,698
Allowance for doubtful accounts	—	(727)	227	—	(500)
Inventory reserves	—	5,866	—	—	5,866
Deferred income taxes	—	11,253	(166)	—	11,087
Excess income tax benefit from exercise of stock options	(2,356)	—	—	—	(2,356)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(6,133)	1,678	—	(4,455)
Inventories	—	(17,346)	(7,348)	—	(24,694)
Prepaid expenses and other current assets	—	16,448	277	—	16,725
Other assets	—	(433)	—	—	(433)
Accounts payable	—	15,007	(1,332)	—	13,675
Accrued expenses and other liabilities	—	3,552	(14,926)	—	(11,374)

Net cash (used in) provided by operating activities	(25,722)	182,019	50,118	—	206,415

Cash flows from investing activities:
Intercompany accounts	146,560	(158,953)	12,393	—	—
Purchase of property, plant and equipment	(2,584)	(39,343)	—	—	(41,927)
Proceeds from sale of property, plant and equipment	85	12	—	—	97
Purchase of available-for-sale investments	(374,869)	—	—	—	(374,869)
Proceeds from sale of available-for-sale investments	239,603	—	—	—	239,603
Cash paid for acquisitions, net of cash acquired	(37,005)	—	—	—	(37,005)
Restricted cash	—	—	(18,698)	—	(18,698)

Net cash used in investing activities	(28,210)	(198,284)	(6,305)	—	(232,799)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(520)	(132)	—	—	(652)
Payments for financing fees	(1,649)	—	—	—	(1,649)
Excess income tax benefit from exercise of stock options	2,356	—	—	—	2,356
Proceeds from stock options exercised	892	—	—	—	892

Net cash provided by (used in) financing activities	1,079	(132)	—	—	947

Effect of exchange rate changes on cash and cash equivalents	808	1,781	1,795	—	4,384

Net (decrease) increase in cash and cash equivalents	(52,045)	(14,616)	45,608	—	(21,053)
Cash and cash equivalents at beginning of period	59,966	9,385	20,454	—	89,805

Cash and cash equivalents at end of period	$7,921	$(5,231)	$66,062	$—	$68,752

NBTY, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

16. Subsequent Events

        On July 14, 2008, we completed the purchase of substantially all of the assets of Leiner Health Products Inc. for approximately $371,000. The terms of the Asset Purchase Agreement provide for various working capital adjustments. The purchase price was funded with approximately $46,000 of cash on hand and the use of our existing $325,000 revolving credit facility.

        On July 25, 2008, we amended the terms of our existing revolving credit facility to add a new $300,000 five-year term loan with an interest rate of LIBOR plus applicable margin. The proceeds from the new term loan, plus available cash balances, were used to repay the borrowings outstanding under the existing revolving credit agreement. As of July 25, 2008, no amounts were outstanding under the $325,000 revolving credit facility. The terms and financial covenants of the term loan and amended revolving credit agreement are similar to the prior agreement.

        The acquisition, which includes Leiner's U.S. store brand vitamins, minerals and supplements products and Vita Health Products, Inc., Leiner's Canadian subsidiary, enhances our leadership position in the wholesale market sector and strengthens our ability to provide continuous product supply to our customers. Manufacturing capabilities will be expanded with the addition of four facilities in California, one in North Carolina and one in Canada.

        At June 30, 2008, $11,500 was included in prepaid expenses and other current assets relating to a deposit for the above acquisition.

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

  •
  fluctuations in foreign currencies, including the British pound sterling, the euro, the Canadian dollar and Chinese yuan;

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
(in thousands, except per share amounts)

Overview

        We are a leading global vertically integrated manufacturer, marketer and retailer of a broad line of high-quality, value-priced nutritional supplements in the United States and throughout the world. We market approximately 22 thousand products under several brands, including Nature's Bounty®, Vitamin World®, Puritan's Pride®, Holland & Barrett®, Rexall®, Osteo-Bi-Flex®, Flex-a-min®, Knox®, Sundown®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®, DeTuinen®, Le Naturiste™, SISU®, Solgar® and Ester-C®.

        We market our products through four distribution channels:

  •
  Wholesale/US Nutrition—This segment is comprised of several divisions, each targeting specific market groups which include wholesalers, distributors, supermarket and drug store chains, pharmacies, health food stores, bulk and international customers.

  •
  North American Retail—This segment generates revenue through its 447 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its Canadian operation of 80 owned and operated Le Naturiste stores.

  •
  European Retail—This segment generates revenue through its 518 Holland & Barrett stores, 31 GNC stores in the UK, 70 DeTuinen stores in the Netherlands and 19 Nature's Way stores in Ireland. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the Internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phoning customer service representatives in New York, Illinois or the United Kingdom.

        On July 14, 2008, we completed the purchase of substantially all of the assets of Leiner Health Products Inc. for approximately $371,000. The terms of the Asset Purchase Agreement provide for various working capital adjustments. The purchase price was funded with approximately $46,000 of cash on hand and the use of our existing $325,000 revolving credit facility.

        On July 25, 2008, we amended the terms of our existing revolving credit facility to add a new $300,000 five-year term loan with an interest rate of LIBOR plus applicable margin. The proceeds from the new term loan, plus available cash balances, were used to repay the borrowings outstanding under the existing revolving credit agreement. As of July 25, 2008, no amounts were outstanding under the $325,000 revolving credit facility. The terms and financial covenants of the term loan and amended revolving credit agreement are similar to the prior agreement.

        The acquisition, which includes Leiner's U.S. store brand vitamins, minerals and supplements products and Vita Health Products, Inc., Leiner's Canadian subsidiary, enhances our leadership position in the wholesale market sector and strengthens our ability to provide continuous product supply to our customers. Manufacturing capabilities will be expanded with the addition of four facilities in California, one in North Carolina and one in Canada.

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

        Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007:

  Net Sales

        Net sales by segment for the three months ended June 30, 2008 as compared with the prior comparable period were as follows:

	Net Sales by Segment Three months ended June 30,
	2008		2007		Comparison 2008 vs. 2007
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale/US Nutrition	$283,645	53.1%	$248,177	49.3%	$35,468	14.3%
North American Retail	50,415	9.4%	55,666	11.1%	(5,251)	(9.4)%
European Retail	145,670	27.3%	152,688	30.3%	(7,018)	(4.6)%
Direct Response/E-Commerce	54,789	10.2%	46,837	9.3%	7,952	17.0%

Net sales	$534,519	100.0%	$503,368	100.0%	$31,151	6.2%

  Wholesale/US Nutrition

        Net sales for the Wholesale/US Nutrition segment increased $35,468 or 14.3% to $283,645 for the three months ended June 30, 2008. This increase was due to increased sales to existing customers, partially attributable to an increase in promotions. Some of the major brands in this segment include Nature's Bounty, Solgar, Osteo Bi-Flex, Rexall, Ester-C and Sundown. Collectively, sales of these branded products increased $12,103 over the prior comparable period. Sales of products from brands in the sports nutrition category increased $7,329 over the comparable period. We continue to adjust shelf space allocation among the US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition's position in the mass market. US Nutrition continues to leverage valuable consumer sales information obtained from our Vitamin World retail stores and Puritan's Pride Direct Response/E-Commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales. In addition, our wholesale net sales to international customers increased $2,191 over the prior comparable period.

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

        We continue to use targeted promotions to grow overall sales. Promotional programs and rebates remained consistent as a percentage of sales at 8.7% for the three months ended June 30, 2008 compared to 8.6% for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to trend higher than historical percentages.

        Product returns were 1.1% of sales for the three months ended June 30, 2008 as compared to 1.9% of sales for the prior comparable period. The product returns for the three months ended June 30, 2008 and 2007 are mainly attributable to returns in the ordinary course of business. We expect sales returns relating to normal business operations to trend at approximately 2% of Wholesale/US Nutrition sales.

        One customer represented 20% and 18% of the Wholesale/US Nutrition segment's net sales for the three months ended June 30, 2008 and 2007, respectively. The same customer represented 10% and 9% of the consolidated net sales for the three months ended June 30, 2008 and 2007, respectively. The loss of this customer or any one of our other major customers would have a material adverse effect on the Wholesale/US Nutrition segment if we are unable to replace such customer(s).

  North American Retail

        Net sales for this segment decreased $5,251 or 9.4% to $50,415 for the three months ended June 30, 2008. Sales for stores open more than one year (same store sales) decreased 6%, representing $3,101 of the overall decline in net sales. In addition, the sales decrease is due to 18 fewer stores operating as of the end of the three months ended June 30, 2008 as compared to the prior comparable period. The decline in net sales is also partially attributable to a shift in our Vitamin World stores strategy from reliance on promotional discounting to drive sales to an everyday low price for its customers.

        The Savings Passport Card, a customer loyalty program, is used to increase customer traffic and provide incentives for customers to purchase products at our Vitamin World stores. It is also an additional tool we utilize to track customer preferences and purchasing trends. The number of customers in the Savings Passport Program increased approximately 1.9 million to 9.8 million customers at June 30, 2008, as compared to 7.9 million customers at the end of the prior comparable period.

        The following is a summary of North American Retail store activity for the three months ended June 30, 2008 and 2007:

	Three months ended June 30,
	2008	2007
North American Retail stores:
Vitamin World
Open at beginning of the period	450	462
Opened during the period	1	—
Closed during the period	(4)	(2)
Open at end of the period	447	460
Le Naturiste
Open at beginning of the period	80	88
Opened during the period	—	—
Closed during the period	—	(3)
Open at end of the period	80	85

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

        We anticipate opening an additional 2 Vitamin World stores and closing approximately 8 under-performing Vitamin World stores during the remainder of this fiscal year.

  European Retail

        Net sales for this segment decreased $7,018 or 4.6% to $145,670 for the three months ended June 30, 2008. The decrease in net sales is due in part to the difficult retail environment in the U.K. Same store sales declined 6% or $9,388 from the prior comparable period. The effect of currency exchange rates compared to the prior comparable period was insignificant. The decrease in same store sales was partially offset by an increase in sales from 15 additional stores open as of the end of the three months ended June 30, 2008 as compared to the prior period. The European Retail division continues to leverage its premier status, high street locations and brand awareness in a difficult retail environment.

        The following is a summary of European Retail store activity for the three months ended June 30, 2008 and 2007:

	Three months ended June 30,
	2008	2007
European Retail stores:
Company-owned stores
Open at beginning of the period	614	598
Opened during the period	2	3
Closed during the period	—	—
Open at end of the period	616	601
Franchised stores
Open at beginning of the period	22	22
Opened during the period	—	—
Closed during the period	—	—
Open at end of the period	22	22

        We anticipate opening an additional 13 stores during the remainder of this fiscal year.

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased $7,952 or 17.0% to $54,789 for the three months ended June 30, 2008. These results reflect an increase in marketing and promotional activity as compared to the prior period. This division continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical results reflect this pattern and therefore this division should be viewed on an annual, and not quarterly, basis.

        The average order size decreased approximately 3% for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. On-line net sales comprised 45.4% of this segment's net sales for the three months ended June 30, 2008 as compared to 38.6% for the three months ended June 30, 2007. We remain the vitamin and nutritional supplements leader in the direct response and e-commerce sectors and continue to increase the number of products available via our catalog and websites.

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

  Gross Profit

        Gross Profit by segment for the three months ended June 30, 2008 as compared with the prior comparable period was as follows:

	Gross Profit by Segment Three months ended June 30,
	2008		2007		Comparison 2008 vs. 2007
Segment	Gross Profit	% of sales	Gross Profit	% of sales	$ change	% change
Wholesale/US Nutrition	$116,199	41.0%	$105,038	42.3%	$11,161	10.6%
North American Retail	33,355	66.2%	32,816	59.0%	539	1.6%
European Retail	90,792	62.3%	97,306	63.7%	(6,514)	(6.7)%
Direct Response/E-Commerce	31,718	57.9%	27,611	59.0%	4,107	14.9%

Gross Profit	$272,064	50.9%	$262,771	52.2%	$9,293	3.5%

        The Wholesale/US Nutrition segment's gross profit percentage decreased to 41.0% for the three months ended June 30, 2008 from the prior comparable period of 42.3% as a result of higher prices for certain raw materials, changes in product mix and an increase in promotional programs and rebates as compared to the prior comparable period. Some of the largest contributors to gross profit in this segment include the following brands: Nature's Bounty, Solgar, Osteo Bi-Flex, Rexall, Ester-C and Sundown.

        The increase in the North American Retail segment's gross profit percentage to 66.2% for the three months ended June 30, 2008 from the comparable period of 59.0% reflects a shift in promotional strategy as well as a focus on rationalizing SKU's and enhanced visual merchandising. The European Retail segments' gross profit decrease is due to lower sales volumes. In addition, the timing of discounting of products and changes in the promotional programs in effect this period as compared to the prior period affected the gross profit percentages. The effect of currency exchange rates compared to the prior comparable period was insignificant. The Direct Response/E-Commerce segment's gross profit increased due to higher sales volumes. However, the decrease in the gross profit percentage in the Direct Response/E-Commerce segment to 57.9% from 59.0% in the prior comparable quarter reflects the increase in promotional activity discussed under net sales above.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses by segment for the three months ended June 30, 2008 as compared with the prior comparable period were as follows:

	Three months ended June 30,		Dollar Change	Percentage Change
	2008	2007	2008 vs. 2007	2008 vs. 2007
Wholesale/US Nutrition	$22,523	$18,515	$4,008	22%
North American Retail	1,127	2,457	(1,330)	(54)%
European Retail	2,891	3,284	(393)	(12)%
Direct Response/E-Commerce	9,112	3,858	5,254	136%
Corporate	79	154	(75)	(49)%

Total	$35,732	$28,268	$7,464	26%

Percentage of net sales	6.7%	5.6%

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

        The increase in the Wholesale/US Nutrition segment's advertising, promotions and catalogs is due to the timing of advertising campaigns for some of our leading brands. The increase in the current quarter is primarily due to television campaigns for our Osteo Bi-Flex and Flex-a-min brands. We create our own advertising materials through our in-house staff of advertising associates. The decrease in the North American Retail segment's advertising reflects the aforementioned shift in strategy to fewer promotional programs offered in the current period as compared to the prior comparable period. In the U.K. and Ireland, both Holland & Barrett and Nature's Way advertise on television and in national newspapers. GNC (UK) and De Tuinen also advertise in newspapers. SISU advertises in trade journals and magazines. The increase in the Direct Response/E-Commerce advertising expense is due to increased internet marketing and advertising costs and additional catalogs mailed.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses by segment for the three months ended June 30, 2008 as compared with the prior comparable period were as follows:

	Three months ended June 30,		Dollar Change	Percentage Change
	2008	2007	2008 vs. 2007	2008 vs. 2007
Wholesale/US Nutrition	$35,462	$31,942	$3,520	11%
North American Retail	28,783	30,405	(1,622)	(5)%
European Retail	59,652	57,459	2,193	4%
Direct Response/E-Commerce	14,757	11,966	2,791	23%
Corporate	27,404	25,712	1,692	7%

Total	$166,058	$157,484	$8,574	5%

Percentage of net sales	31.1%	31.3%

        The Wholesale/US Nutrition's selling, general and administrative expense ("SG&A") increased $3,520 for the three months ended June 30, 2008 from the prior comparable period due to an increase in freight as a percentage of sales as a result of higher fuel surcharges and additional commissions to brokers. The North American Retail segment's decrease in SG&A of $1,622 reflects lower payroll and other store expenses as a result of the reduction of the number of stores in operation as compared to the prior comparable period. The European Retail's SG&A increased $2,193 due to an increase of $1,452 for occupancy expenses as well as other store expenses related primarily to new stores. The Direct Response/E-Commerce SG&A increased $2,791 due to an increase of $1,332 for payroll and payroll related expenses, including temporary labor as well as higher expenses across most other categories primarily due to increased sales volume. The Corporate segment's SG&A increased $1,692 due to information technology costs of $943 relating to new systems implementations as well as higher expenses across most other categories.

  Interest Expense

        Interest expense for the three months ended June 30, 2008 was consistent with the prior comparable period.

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

	Three months ended June 30,		Dollar Change
	2008	2007	2008 vs. 2007
Foreign exchange gains	$333	$1,632	$(1,299)
Rental income	444	219	225
Investment income	1,433	2,077	(644)
Other	207	(106)	313

Total	$2,417	$3,822	$(1,405)

        Miscellaneous, net decreased primarily due to lower unrealized foreign currency exchange gains on intercompany balances and lower investment income due to lower available balances to invest.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended June 30, 2008 was 34.0%, compared to 33.5% in the prior comparable period. The effective income tax rate was higher for the three months ended June 30, 2008 as compared to the prior comparable period primarily due to the reinvestment of foreign earnings at a lower tax rate in fiscal 2007. The effective income tax rates are generally lower than the U.S. federal statutory rate, primarily due to the structure of our foreign subsidiaries, which could also continue to impact future fiscal quarters.

Nine Months ended June 30, 2008 Compared to the Nine Months ended June 30, 2007:

  Net Sales

        Net sales by segment for the nine months ended June 30, 2008 as compared with the prior comparable period were as follows:

	Net Sales by Segment Nine months ended June 30,
	2008		2007		Comparison 2008 vs. 2007
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale/US Nutrition	$801,943	50.8%	$739,874	48.7%	$62,069	8.4%
North American Retail	158,501	10.1%	166,403	11.0%	(7,902)	(4.7)%
European Retail	462,337	29.3%	465,208	30.6%	(2,871)	(0.6)%
Direct Response/E-Commerce	155,114	9.8%	146,580	9.7%	8,534	5.8%

Net sales	$1,577,895	100.0%	$1,518,065	100.0%	$59,830	3.9%

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

  Wholesale/US Nutrition

        Net sales for the Wholesale/US Nutrition segment increased $62,069 or 8.4% to $801,943 for the nine months ended June 30, 2008. This increase was due to increased sales to existing customers, partially attributable to an increase in promotions. Some of the major brands in this segment include Nature's Bounty, Solgar, Osteo Bi-Flex, Rexall, Ester-C and Sundown. Collectively, sales of these brands increased $27,181 over the prior comparable period. Sales of products from brands in the sports nutrition category increased $22,312 over the comparable period. We continue to adjust shelf space allocation among the US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition's position in the mass market. US Nutrition continues to leverage valuable consumer sales information obtained from our Vitamin World retail stores and Puritan's Pride Direct Response/E-Commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales. In addition, our wholesale net sales to international customers increased $12,460.

        We continue to use targeted promotions to grow overall sales. Promotional programs and rebates increased as a percentage of sales to 9.7% for the nine months ended June 30, 2008 from 7.9% for the prior comparable period. We expect promotional programs and rebates to continue to trend higher than historical percentages.

        Product returns remained consistent as a percentage of sales at 1.9% for the nine months ended June 30, 2008 as compared to 2.0% for the prior comparable period. The product returns for the nine months ended June 30, 2008 and 2007 are attributable to returns in the ordinary course of business. We expect sales returns relating to normal business operations to trend at approximately 2% of Wholesale/US Nutrition sales.

        One customer represented 22% and 18% of the Wholesale/US Nutrition segment's net sales for the nine months ended June 30, 2008 and 2007, respectively. The same customer represented 11% and 9% of the consolidated net sales for the nine months ended June 30, 2008 and 2007, respectively. The loss of this customer or any one of our other major customers would have a material adverse effect on the Wholesale/US Nutrition segment if we are unable to replace such customer(s).

  North American Retail

        Net sales for this segment decreased $7,902 or 4.7% to $158,501 for the nine months ended June 30, 2008 as compared to 2007. Same store sales decreased 1% representing $2,167 of the overall decline in net sales. In addition, the sales decrease is due to 18 fewer stores in operation at the end of the nine months ended June 30, 2008 as compared to the prior comparable period. The decline in net sales is also partially attributable to a shift in our Vitamin World stores strategy from reliance on promotional discounting to drive sales to an everyday low price for its customers.

        The Savings Passport Card, a customer loyalty program, is used to increase customer traffic and provide incentives for customers to purchase products at our Vitamin World stores. It is also an additional tool we utilize to track customer preferences and purchasing trends. The number of customers in the Savings Passport Program increased approximately 1.9 million to 9.8 million customers at June 30, 2008, as compared to 7.9 million customers at the end of the prior comparable period.

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

        The following is a summary of North American Retail store activity for the nine months ended June 30, 2008 and 2007:

	Nine months ended June 30,
	2008	2007
North American Retail stores:
Vitamin World
Open at beginning of the period	457	476
Opened during the period	6	1
Closed during the period	(16)	(17)
Open at end of the period	447	460
Le Naturiste
Company-owned stores
Open at beginning of the period	80	95
Opened during the period	—	—
Closed during the period	—	(10)
Open at end of the period	80	85
Franchised stores
Open at beginning of the period	—	1
Opened during the period	—	—
Closed during the period	—	(1)
Open at end of the period	—	—

  European Retail

        Net sales for this segment decreased $2,871 or 0.6% to $462,337 for the nine months ended June 30, 2008. The decrease in net sales is due in part to the difficult retail environment in the U.K. Same store sales declined 2% or $10,388 from the prior comparable period. Same store sales in local currency declined 5% from the prior comparable period. The decrease in same store sales was partially offset by an increase in sales from 15 additional stores open as of the end of the nine months ended June 30, 2008 as compared to the prior period. The European Retail division continues to leverage its premier status, high street locations and brand awareness in a difficult retail environment.

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

        The following is a summary of European Retail store activity for the nine months ended June 30, 2008 and 2007:

	Nine months ended June 30,
	2008	2007
European Retail stores:
Company-owned stores
Open at beginning of the period	604	596
Opened during the period	12	7
Closed during the period	—	(2)
Open at end of the period	616	601
Franchised stores
Open at beginning of the period	22	21
Opened during the period	—	1
Closed during the period	—	—
Open at end of the period	22	22

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased $8,534 or 5.8% to $155,114 for the nine months ended June 30, 2008. These results reflect an increase in marketing and promotional activity as compared to the prior period. On-line net sales comprised 44.1% of this segment's net sales for the nine months ended June 30, 2008 as compared to 37.1% for the nine months ended June 30, 2007. The average order size decreased 14% for the nine months ended June 30, 2008, as compared to the prior comparable period. We remain the vitamin and nutritional supplements leader in the direct response and e-commerce sectors and continue to increase the number of products available via our catalog and websites. This division continues to vary its promotional strategy throughout the fiscal year. Historical results reflect this pattern and therefore this division should be viewed on an annual, not quarterly, basis.

  Gross Profit

        Gross Profit by segment for the nine months ended June 30, 2008 as compared with the prior comparable period was as follows:

	Gross Profit by Segment Nine months ended June 30,
	2008		2007		Comparison 2008 vs. 2007
Segment	Gross Profit	% of sales	Gross Profit	% of sales	$ change	% change
Wholesale/US Nutrition	$335,300	41.8%	$307,145	41.5%	$28,155	9.2%
North American Retail	98,647	62.2%	98,918	59.4%	(271)	(0.3)%
European Retail	287,657	62.2%	295,938	63.6%	(8,281)	(2.8)%
Direct Response/E-Commerce	92,222	59.5%	88,890	60.6%	3,332	3.7%

Gross Profit	$813,826	51.6%	$790,891	52.1%	$22,935	2.9%

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

        The Wholesale/US Nutrition segment's gross profit as a percentage of net sales remained consistent at 41.8% for the nine months ended June 30, 2008 from the prior comparable period of 41.5%. Some of the largest contributors to gross profit in this segment include the following brands: Nature's Bounty, Solgar, Osteo Bi-Flex, Rexall, Ester-C and Sundown.

        The increase in the North American Retail segment's gross profit percentage to 62.2% for the nine months ended June 30, 2008 from the comparable period of 59.4% reflects a shift in promotional strategy as well as a focus on rationalizing SKU's and enhanced visual merchandising. The decrease in the European Retail segment's gross profit is the result of increased product costs. In local currency, the European Retail segment's gross profit decreased 5% from the prior comparable period. The decrease in the gross profit percentage in the Direct Response/E-Commerce segment to 59.5% from 60.6% in the prior comparable period reflects the increase in promotional activity.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses by segment for the nine months ended June 30, 2008 as compared with the prior comparable period were as follows:

	Nine months ended June 30,		Change	Change
			2008 vs. 2007	2008 vs. 2007
	2008	2007
Wholesale/US Nutrition	$72,816	$59,018	$13,798	23%
North American Retail	4,988	6,105	(1,117)	(18)%
European Retail	10,223	9,745	478	5%
Direct Response/E-Commerce	20,595	14,049	6,546	47%
Corporate	286	555	(269)	(48)%

Total	$108,908	$89,472	$19,436	22%

Percentage of net sales	6.9%	5.9%

        The increase in the Wholesale/US Nutrition segment's advertising, promotions and catalogs is due to the timing of advertising campaigns for some of our leading brands. During the nine months ended June 30, 2008, we conducted television campaigns for our Ester-C, Osteo Bi-Flex and Flex-a-min brands which increased the Wholesale/US Nutrition segment's advertising expense. We create our own advertising materials through our in-house staff of advertising associates. The increase in the European Retail segment's advertising expense is the result of an increase in a television campaign, advertising for new stores and foreign currency translation. In the U.K. and Ireland, both Holland & Barrett and Nature's Way advertise on television and in national newspapers. GNC (UK) and De Tuinen also advertise in newspapers. SISU advertises in trade journals and magazines. The increase in the Direct Response segment's advertising relates to increased internet marketing and advertising costs.

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses by segment for the nine months ended June 30, 2008 as compared with the prior comparable period were as follows:

	Nine months ended, June 30,		Dollar Change
	2008	2007	2008 vs. 2007
Wholesale/US Nutrition	$108,783	$95,209	$13,574
North American Retail	90,557	90,787	(230)
European Retail	179,852	167,101	12,751
Direct Response/E-Commerce	40,904	34,963	5,941
Corporate	80,494	73,327	7,167

Total	$500,590	$461,387	$39,203

Percentage of net sales	31.7%	30.4%

        The Wholesale/US Nutrition's selling, general and administrative expense ("SG&A") increased $13,574 due to wage increases and bonuses in payroll and payroll related expenses of $2,083, an increase in freight of $4,240 for additional shipments and higher fuel surcharges and $2,168 for additional commissions to brokers. The European Retail's SG&A increased $3,881 due to the effect of foreign currency translation. Excluding the effect of foreign currency translation, the European Retail segment's SG&A increased $3,562 due to increased payroll and payroll related expenses and $4,391 due to occupancy expenses related to new stores. The Direct Response/E-Commerce SG&A increased $5,941 resulting from payroll and payroll related expenses, including temporary labor of $2,918 and $710 for freight charges as well as higher expenses across most other categories due to increased sales volume. The Corporate segment's SG&A increased $7,167 due to inflationary wage increases and bonuses in payroll and payroll related expenses of $4,020 and information technology costs of $1,987.

  Interest Expense

        Interest expense decreased primarily due to a write off of deferred financing fees of $1,126 in the nine months ended June 30, 2007 for costs related to the termination of a prior credit agreement.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

	Nine months ended June 30,		Dollar Change
	2008	2007	2008 vs. 2007
Foreign exchange gains	$2,407	$2,012	$395
Rental income	1,089	589	500
Investment income	6,839	3,995	2,844
Other	754	872	(118)

Total	$11,089	$7,468	$3,621

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

        Miscellaneous, net increased primarily due to interest income earned on higher cash equivalents and investment balances.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the nine months ended June 30, 2008 was 33.6% as compared to and June 30, 2007 was 32.0%. The effective income tax rate was higher for the nine months ended June 30, 2008 as compared to the prior comparable period primarily due to the reinvestment of foreign earnings at a lower tax rate in fiscal 2007. The effective income tax rates are generally lower than the U.S. federal statutory rate, primarily due to the structure of our foreign subsidiaries, which could also continue to impact future fiscal quarters.

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

Seasonality

        Although we believe that our business is not seasonal in nature, historically, we have experienced, and expect to continue to experience, a substantial variation in our net sales and operating results from quarter to quarter. We believe that the factors that influence this variability of quarterly results include changing consumer demands and current news on nutritional supplements, the timing of our introduction of new products, promotional incentives offered to customers, general economic and industry conditions affecting consumer spending, the timing of catalog promotions, the level of consumer acceptance of new products and actions of competitors. Accordingly, a comparison of our results of operations from consecutive periods is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future performance. Additionally, we may experience higher net sales in a quarter depending upon when we have engaged in significant promotional activities.

Liquidity and Capital Resources

        Our primary source of liquidity and capital resources is cash generated from operations. We also maintain a $325,000 revolving credit facility. The facility provides for revolving credit loans in the aggregate principal amount of up to $325,000 to be used for (a) the repayment of all obligations outstanding under our prior credit agreement (which consisted solely of commitment fees since we had previously repaid all amounts borrowed under the prior credit agreement), (b) working capital and other general corporate purposes, and (c) acquisitions. We have used cash to finance working capital, facility expansions, acquisitions, capital expenditures and debt service requirements. We anticipate these uses will continue to be our principal uses of cash in the future.

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

        On July 14, 2008, we completed the purchase of substantially all of the assets of Leiner Health Products Inc. for approximately $371,000. The terms of the Asset Purchase Agreement provide for various working capital adjustments. The purchase price was funded with approximately $46,000 of cash on hand and the use of our existing $325,000 revolving credit facility.

        On July 25, 2008, we amended the terms of our existing revolving credit facility to add a new $300,000 five-year term loan with an interest rate of LIBOR plus applicable margin. The proceeds from the new term loan, plus available cash balances, were used to repay the borrowings outstanding under the existing revolving credit agreement. As of July 25, 2008, no amounts were outstanding under the $325,000 revolving credit facility. The terms and financial covenants of the term loan and amended revolving credit agreement are similar to the prior agreement.

        The following table sets forth, for the periods indicated, cash balances, short-term investments and working capital:

	As of June 30, 2008	As of September 30, 2007
Cash and cash equivalents at end of the period	$121,976	$92,902
Cash and cash equivalents held by foreign subsidiaries	$92,614	$70,663
Investments (short-term)	$19,997	$121,382
Working capital	$528,567	$575,255

        The following table sets forth, for the period indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Nine months ended June 30,
	2008	2007
Cash flow provided by operating activities	$161,795	$206,415
Cash flow provided by (used in) investing activities	$49,567	$(232,799)
Cash flow (used in) provided by financing activities	$(180,316)	$947
Inventory turnover	2.60	2.61
Days sales outstanding in accounts receivable	37	38

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

        The decrease in working capital of $46,688 as compared to September 30, 2007 was primarily due to the liquidation of investments and the utilization of cash to repurchase shares of the Company's common stock. The annualized inventory turnover rate remained the same during the current period ended June 30, 2008 compared to the prior like period. Inventory levels have increased consistent with increased sales volume.

        Cash provided by operating activities during the nine month period ended June 30, 2008 was mainly attributable to net income adjusted for non-cash charges, offset by changes in operating assets

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

and liabilities. Cash provided by operating activities during the nine months ended June 30, 2008 was lower than the prior comparable period due to lower net income.

        For the nine month period ended June 30, 2008, cash flows provided by investing activities consisted primarily of net proceeds of auction rate securities, offset by purchases of property, plant and equipment and cash paid in connection with acquisitions.

        For the nine month period ended June 30, 2008 cash flows used in financing activities related to the repurchase of Company shares (subsequently retired), principal payments under long-term debt agreements and principal payments under capital lease obligations, offset by excess income tax benefits and proceeds from the exercise of stock options.

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

        At June 30, 2008, our short-term investments consisted of U.S. Treasury securities and our non-current investments (included in other assets) consisted of auction rate securities ("ARS"), both of which are classified as available-for-sale marketable securities. ARS are long-term variable rate bonds tied to short-term interest rates that are reset through a "dutch auction" process which occurs every 7 to 35 days. The auctions have historically provided a liquid market for these securities. However, as a result of liquidity issues in the financial credit and capital markets, we have experienced multiple failed auctions, beginning with the second half of February 2008. Based on our assessment of the credit quality of the underlying securities, including consideration given to the lack of liquidity for the securities, a downgrade of the credit ratings of the Alabama municipal agency securities and the overall unstable current market conditions, we believe that these ARS have experienced insignificant impairments. If uncertainties in the financial credit and capital markets continue, these markets deteriorate further or there are additional ratings downgrades on any ARS that we hold, we may be required to recognize impairment charges in the future which could adversely impact our future earnings. As of June 30, 2008, the $3,200 of ARS are classified as non-current assets due to the fact that there is uncertainty in the current market and, although there has been an occasional successful auction, current conditions in the general financial markets have created uncertainty as to when successful auctions will occur on a more regular basis. In addition, while these ARS are available for sale, we believe we have the ability to hold these securities to maturity or until the credit market recovers.

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

Contractual Cash Obligations and Other Commercial Commitments

        We conduct retail operations under operating leases, which expire at various dates through 2031. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs. At June 30, 2008, we had $522,018 in future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year.

        We were committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating $132,799 at June 30, 2008. Such purchase commitments are generally cancelable at our discretion until the order has been shipped, but require repayment of all expenses incurred through the date of cancellation. During the nine months ended June 30, 2008 no one supplier individually represented greater than 10% of our raw material purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations.

        We had $9,144 in open capital commitments at June 30, 2008, primarily related to manufacturing equipment as well as to computer hardware and software.

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

        We have employment agreements with two of our executive officers. The agreements, entered into on March 1, 2008, each have a term of three years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and change in control of the Company. The remaining commitment for salaries to these two officers as of June 30, 2008 was approximately $2,796. In addition, five members of Holland & Barrett's senior executive staff have service contracts terminable by us upon twelve months notice. The annual aggregate commitment for such senior executive staff as of June 30, 2008 was approximately $1,770.

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

        On July 25, 2008, we amended the terms of our existing revolving credit facility to add a new $300,000 five-year term loan with an interest rate of LIBOR plus applicable margin. The proceeds from the new term loan, plus available cash balances, were used to repay the borrowings outstanding under the existing revolving credit agreement. As of July 25, 2008, no amounts were outstanding under the

NBTY, Inc.
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)
(in thousands, except per share amounts)

$325,000 revolving credit facility. The terms and financial covenants of the term loan and amended revolving credit agreement are similar to the prior agreement.

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

Inflation

        Inflation affects the cost of raw materials, goods and services used by us. In recent years, inflation has been modest. However, high energy costs can affect the cost of all raw materials and components. The competitive environment may somewhat limit our ability to raise prices in order to recover higher costs resulting from inflation. However, to the extent possible, it is anticipated that a portion of these cost increases will be reflected in the higher selling prices of our products. Although we cannot precisely determine the effects of inflation on our business, it is management's belief that the effects on revenues and operating results have not been significant. We also seek to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives. We do not believe that inflation has had a material impact on our results of operations for the periods presented, except with respect to payroll-related costs and other costs arising from or related to government imposed regulations.

Financial Covenants and Credit Rating

        Our credit arrangements impose certain restrictions regarding capital expenditures and limit our ability to: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. We are in compliance with all covenants under our credit arrangements at June 30, 2008.

        At July 11, 2008, credit ratings were as follows:

Credit Rating Agency	Secured Debt	7 1/8% Notes	Overall
Standard and Poors	BBB-	BB	BB/Stable
Moody's	Ba1/LGD3	B1/LGD6	Ba2

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

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Companies electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 will be effective for our fiscal year beginning on October 1, 2008. We anticipate that the adoption of SFAS 159 will not have a significant impact on our consolidated financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for us beginning October 1, 2008. In February 2008, the FASB issued FASB Staff Position 157-2, which provides for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. We anticipate that the adoption of SFAS 157 will not have a significant impact on our consolidated financial position or results of operations.

NBTY, Inc.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
(in thousands)

Quantitative and Qualitative Disclosures About Market Risk

        We are subject to currency fluctuations, primarily with respect to the British pound sterling, the euro, the Canadian dollar and the Chinese yuan, and interest rate risks that arise from normal business operations. We regularly assess these risks. As of June 30, 2008, we had not entered into any hedging transactions.

        We have subsidiaries whose operations are denominated in foreign currencies (primarily the British pound sterling, the euro, the Canadian dollar and the Chinese yuan). We consolidate the earnings of our international subsidiaries by translating them into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation." The statements of income of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the remeasurement of these foreign currencies denominated transactions results in increased net sales, operating expenses and net income. Similarly, our net sales, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.

        The U.S. dollar volume of net sales denominated in foreign currencies was approximately $546,226, or 34.6% of total net sales, for the nine months ended June 30, 2008. A majority of our foreign currency exposure is denominated in the British pound sterling. During the nine months ended June 30, 2008, the U.S. dollar weakened approximately 2.4% against the British pound sterling, as compared to the prior comparable period, resulting in an increase in net sales of approximately $11,390 and an increase in operating income of approximately $2,072. The related impact on net income was approximately $0.05 per diluted share for the nine months ended June 30, 2008.

        We are exposed to changes in interest rates on our floating rate revolving credit facility, our interest income earned on investments and our $300,000 term loan entered into on July 25, 2008. However, at June 30, 2008 we had no borrowings outstanding on our floating rate revolving credit facility. Our interest income would be lower if interest rates declined. In addition, our short-term investments at June 30, 2008 consist of U.S. Treasury securities which have lower interest rates than the auction rate securities we have, in the past, typically invested in.

        We believe that a significant fluctuation in interest rates in the near future will not have a material impact on our consolidated financial statements, since we had no variable rate debt outstanding at June 30, 2008. We will be impacted by interest rate changes with respect to the $300,000 term loan entered into on July 25, 2008. To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments.

        The 7 1/8% Senior Subordinated Notes had a fair value at June 30, 2008, based on then quoted market prices, of $180,500. At June 30, 2008, based solely on a hypothetical 10% change in interest rates related to our fixed rate Notes, we estimate that the hypothetical fair value of our fixed rate debt would have changed approximately $6,000. We believe that the carrying value of all of our other financial instruments approximates fair value due to their short maturities and variable interest rates.

NBTY, Inc.
Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded, based on their respective evaluations as of the end of the period covered by this Report, that our disclosure controls and procedures are effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NBTY, Inc.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

Prohormone products

  California Action

        On July 25, 2002, a putative consumer class-action lawsuit was filed in California state court against MET-Rx USA, Inc. ("MET-Rx"), an indirect subsidiary of Rexall Sundown, Inc. ("Rexall"), claiming that the advertising and marketing of certain prohormone supplements were false and misleading, or alternatively, that the prohormone products contained ingredients that were controlled substances under California law. Plaintiffs seek equitable and monetary relief. On June 18, 2004, this case was coordinated with several other class-action cases brought against other companies relating to the sale of products containing androstenediol, one of the prohormones contained in MET-Rx products. The coordinated proceedings have been assigned to a coordination judge for further pretrial proceedings. Plaintiffs moved for class certification in 2007, and on February 22, 2008, the court denied plaintiffs' motion for certification. Plaintiffs' have appealed that ruling.

        MET-Rx also filed a motion to dismiss the lawsuit based upon plaintiffs' failure to prosecute the case diligently. That motion was granted in May 2008.

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

Nutrition Bars

        Rexall and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. We have defended this action vigorously. In December 2007, while Rexall's and the other defendants' renewed motion for judgment on the pleadings was pending, the Court again stayed the case for all purposes, pending rulings on relevant cases before the California Supreme Court. The Supreme Court issued a ruling in those cases on February 11, 2008, but the parties to those cases have filed a petition for certiorari with the United States Supreme Court. Accordingly, our case remains stayed, and Rexall cannot estimate how long the case will be stayed. Based upon the information currently available, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

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

NBTY, Inc. and Subsidiaries
Item 1A.    Risk Factors

Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under part 1—"Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2007, which could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our Form 10-K for the year ended September 30, 2007 are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows. Since September 30, 2007, there have been no significant changes relating to risk factors.

NBTY, Inc.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table provides information with respect to our purchase of NBTY Common Stock during the third quarter of fiscal 2008 (shares in thousands):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Number of Shares that May Yet Be Purchased Under the Program
5/1/2008–5/31/2008	603	$28.91	603	3,850

Total	603		603

(1)
All shares were repurchased in open-market transactions as part of our publicly announced 20 million share repurchase program, announced on March 11, 1999. At June 30, 2008, there were 3,850 shares available to be repurchased under this program.

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
10.1	Executive Consulting Agreement, effective January 1, 2002, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(4)
10.2	First Amendment to Executive Consulting Agreement, effective January 1, 2003, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(5)
10.3	Second Amendment to Executive Consulting Agreement, effective January 1, 2004, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(6)
10.4	Third Amendment to Executive Consulting Agreement, effective January 1, 2005, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(9)
10.5	Fourth Amendment to Executive Consulting Agreement, effective January 1, 2007, by and between NBTY, Inc., and Rudolph Management Associates, Inc.(10)
10.6	Fifth Amendment to Executive Consulting Agreement, effective January 1, 2007, by and between NBTY, Inc., and Rudolph Management Associates, Inc.(2)
10.7	Sixth Amendment to Executive Consulting Agreement, effective January 1, 2008, by and between NBTY, Inc., and Rudolph Management Associates, Inc.(11)
10.8	NBTY, Inc. Associates Stock Ownership Plan(15)
10.9	NBTY, Inc. Year 2000 Incentive Stock Option Plan(7)
10.10	NBTY, Inc. Year 2002 Stock Option Plan(8)
10.11	NBTY, Inc. Year 2008 Stock Option Plan(12)
10.12
Amended and Restated Credit Agreement, dated as of July 25, 2008, among NBTY, Inc., as Borrower, The Several Lenders from Time to Time Parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A., Citibank, N.A., HSBC Bank USA, National Association and Wachovia Bank, National Association as Co-Syndication Agents(16)
10.13
Amended and Restated Guarantee and Collateral Agreement, by NBTY, Inc. and the other grantors party thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of July 25, 2008(16)
10.14	Facility Agreement, dated September 20, 2006 for Good 'N Natural Limited with JPMorgan Chase Bank, N.A., London Branch(2)
10.15	Novation and Amendment Agreement, dated December 18, 2007 for Good 'N Natural Limited with JPMorgan Chase Bank, N.A., London Branch and J.P. Morgan Europe Limited(13)

NBTY, Inc.
Item 6.    Exhibits (Continued)

Exhibit No.	Description
10.16	Employment Agreement, effective March 1, 2008, by and between NBTY, Inc. and Scott Rudolph(14)
10.17	Employment Agreement, effective March 1, 2008, by and between NBTY, Inc. and Harvey Kamil(14)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(11)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed on November 30, 2007 (File #001-31788).

(12)
Incorporated by reference to NBTY, Inc.'s Proxy Supplement, filed on February 6, 2008 (File #001-31788).

(13)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed on February 8, 2008 (File #001-31788).

(14)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed on April 3, 2008 (File #001-31788).

(15)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed on May 9, 2008 (File #001-31788).

(16)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed on July 30, 2008 (File #001-31788).

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, Inc.
(Registrant)
Date: August 6, 2008	By:	/s/ SCOTT RUDOLPH Scott Rudolph Chairman and Chief Executive Officer (Principal Executive Officer)
Date: August 5, 2008	By:	/s/ HARVEY KAMIL Harvey Kamil President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

NBTY, INC. TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION Item 1. Financial Statements
NBTY, Inc. Condensed Consolidated Balance Sheets (Unaudited) (in thousands, except per share amounts)
NBTY, Inc. and Subsidiaries Condensed Consolidated Statements of Income (Unaudited) (in thousands, except per share amounts)
NBTY, Inc. Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income Nine Months Ended June 30, 2008 and 2007 (Unaudited) (in thousands)
NBTY, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)
NBTY, Inc. Notes to Unaudited Condensed Consolidated Financial Statements (in thousands, except per share amounts)
Condensed Consolidating Balance Sheets As of June 30, 2008
Condensed Consolidating Balance Sheet As of September 30, 2007
Condensed Consolidating Statements of Income Three Months Ended June 30, 2008
Condensed Consolidating Statements of Income Three Months Ended June 30, 2007
Condensed Consolidating Statements of Income Nine Months Ended June 30, 2008
Condensed Consolidating Statements of Income Nine Months Ended June 30, 2007
Condensed Consolidating Statement of Cash Flows Nine Months Ended June 30, 2008
Condensed Consolidating Statement of Cash Flows Nine Months Ended June 30, 2007
NBTY, Inc. Item 3. Quantitative and Qualitative Disclosures About Market Risk (in thousands)
NBTY, Inc. Item 4. Controls and Procedures
NBTY, Inc. PART II. OTHER INFORMATION Item 1. Legal Proceedings
NBTY, Inc. and Subsidiaries Item 1A. Risk Factors
NBTY, Inc. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
SIGNATURES