Form 10-K
period 2008-09-30
NBTY INC
filed 2008-12-01
CIK 70793

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2008.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 001-31788

NBTY, Inc.
(Exact name of registrant as specified in charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-2228617 (I.R.S. Employer Identification No.)
2100 Smithtown Avenue Ronkonkoma, New York (Address of principal executive offices)	11779 (Zip Code)
(631) 567-9500 (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.008 per share	New York Stock Exchange, Inc.

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

Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act rule 12b-2).

Yes ☐    No ☒

          The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant as of March 31, 2008 was approximately $1,599,855,000. For purposes of the foregoing calculation only, all directors, executive officers and the Employee Stock Ownership Plan have been deemed affiliates of the Registrant. The number of shares of Common Stock of the Registrant outstanding at November 18, 2008 was approximately 61,599,000.

DOCUMENTS INCORPORATED BY REFERENCE.

          Portions of the Registrant's definitive proxy statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Registrant's fiscal year ended September 30, 2008, are incorporated by reference into Part III hereof.

 NBTY, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008
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

  •
  changes in general economic and political conditions in the markets in which we may compete from time to time or worldwide;

  •
  our inability to gain or hold market share of our wholesale or retail customers anywhere in the world;

  •
  our inability to obtain or renew insurance or to manage insurance costs;

  •
  our exposure to and expense of defending and resolving product liability claims, intellectual property claims and other litigation;

  •
  our inability to implement our business strategy successfully;

  •
  our inability to manage our retail, wholesale, manufacturing or other operations efficiently;

  •
  consumer acceptance of our products due to adverse publicity regarding nutritional supplements;

  •
  our inability to renew leases for our retail locations;

  •
  the inability of our retail stores to attain or maintain profitability;

  •
  the absence of clinical trials for many of our products;

  •
  sales and earnings volatility or trends for us and our market segments;

  •
  the efficacy of our internet and on-line sales and marketing strategies;

  •
  fluctuations in foreign currencies, including the British pound sterling, the euro, the Canadian dollar and the Chinese yuan;

  •
  import-export controls on sales to foreign countries;

  •
  our inability to secure favorable new sites for, and delays in opening, new retail and manufacturing locations;

  •
  introduction of, and compliance with, new federal, state, local or foreign legislation or regulation, or adverse determinations by regulators anywhere in the world (including the banning of products) and, more particularly, Good Manufacturing Practices in the United States and the Food Supplements Directive and Traditional Herbal Medicinal Products Directive in Europe;

  •
  the mix of our products and the profit margins thereon;

  •
  the availability and pricing of raw materials;

  •
  adverse effects on us of increased energy prices and potentially reduced traffic flow to our retail locations;

  •
  adverse tax determinations;

  •
  the loss of a significant customer;

  •
  risk factors discussed elsewhere in this Report; and

  •
  other factors beyond our control.

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

        Industry data used throughout this Report were obtained from industry publications and internal company estimates. While we believe such information to be reliable, its accuracy has not been independently verified and cannot be guaranteed.

 Item 1.    Business

General

        NBTY, Inc. (together with its subsidiaries, the "Company," "NBTY," "we," or "us") is a leading global vertically integrated manufacturer, marketer and retailer of a broad line of high quality, value-priced nutritional supplements in the United States and throughout the world. We market approximately 25,000 products under numerous brands, including Nature's Bounty®, Vitamin World®, Pure Protein®, Body Fortress®, Puritan's Pride®, Holland & Barrett®, Rexall®, Osteo Bi-Flex®, Flex-A-Min®, Knox®, Sundown®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®, DeTuinen®, Le NaturisteTM, SISU®, Solgar®, Physiologics® and Ester-C®. Our vertical integration includes the purchase of raw materials, formulation and manufacture of products, which we then market through the following four channels of distribution:

  •
  Wholesale/US Nutrition operations—distribute products under various US Nutrition brand names and third party private labels, each targeting specific market groups that include mass market retailers, supermarkets, drugstore chains, pharmacies, health and natural food stores, bulk healthcare practitioners, wholesalers, distributors and international customers;

  •
  North American Retail operations—include 441 Vitamin World and Nutrition Warehouse stores selling proprietary brand and third-party products in the United States and our Canadian operation of 81 Le Naturiste stores;

  •
  European Retail operations—include 526 Holland & Barrett stores, 346 Julian Graves stores, and 31 GNC stores in the UK; 71 DeTuinen stores in the Netherlands; and 19 Nature's Way stores in Ireland, each selling proprietary brand and third-party products; and

  •
  Direct Response/E-Commerce operations—include the sale of proprietary brand and third-party products primarily through mail order catalogs and the internet.

        At September 30, 2008, we manufactured approximately 90% of the nutritional supplements we sold.

        The Company was incorporated in Delaware in 1979 under the name Nature's Bounty, Inc. On March 26, 1995, we changed our name to NBTY, Inc. Our principal executive offices are located at 2100 Smithtown Avenue, Ronkonkoma, New York 11779, our telephone number is (631) 567-9500, and our website is www.nbty.com. Our UK subsidiary, NBTY Europe, Ltd. ("NBTY Europe") has its principal executive offices in Nuneaton, UK, and our Dutch subsidiary, De Tuinen, B.V., has its principal executive offices in Beverwijk, Netherlands.

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

         Expand and Improve Existing Channels of Distribution.    We plan to continue expanding and improving our existing channels of distribution through aggressive marketing and synergistic acquisitions, to the extent available on terms acceptable to us, to increase our sales and profitability and enhance our overall market share. Specific plans to expand channels of distribution include the following.

  •
  Increase Wholesale Sales in the United States and in Foreign Markets.    We intend to strengthen our wholesale business by continuing to increase sales in our health and natural food, drug, mass merchandising and wholesale club channels by (i) increasing consumer demand for our products through updated websites, continued customer education and enhanced consumer advertising; (ii) increasing revenues from existing customers through strong promotional and training activities, aggressive introduction of new and innovative products and increasing and enhancing product assortments in the majority of our retailers; (iii) increasing shelf space in major retailers; (iv) leveraging the advertising and promotion of our major specialty brands, such as Osteo Bi-Flex®, MET-Rx®, Flex-A-Min®, Knox®, and Ester-C®; and (v) increasing our private label revenue with new customers and timely product deliveries and new product introductions. In addition, we continue to seek new distribution alliances throughout the world for our products, while enhancing and strengthening our existing relationships with our retail partners.

  •
  Improve the Profitability of Retail Sales in North America.    We intend to continue focusing on the development of a nationwide chain of profitable retail stores in the United States and Canada. To that end, at September 30, 2008, we operated 441 Vitamin World and Nutrition Warehouse retail stores in regional and outlet malls throughout the United States, and 81 Le Naturiste retail stores throughout Quebec and New Brunswick, Canada. During fiscal 2008, we opened eight new Vitamin World stores and closed 24 underperforming Vitamin World stores. We also opened one Le Naturiste store. As a result, as of September 30, 2008, we operated 16 fewer

    Vitamin World stores and one more Le Naturiste store than at September 30, 2007. Although we plan to open up to 20 new Vitamin World stores and one Le Naturiste store during the 2009 fiscal year, we may close up to 13 existing Vitamin World stores during that time. There are 94 Vitamin World retail store leases due to expire during the 2009 fiscal year, and, in an effort to improve profitability, any store whose lease cannot be renegotiated on favorable terms may be closed when its lease expires. We maintain our Savings Passport Card, a customer loyalty program that we believe increases customer traffic and provides incentives to purchase at Vitamin World stores. The Savings Passport Card also helps us track customer preferences and purchasing trends. At the end of fiscal 2008, we had approximately 10 million Savings Passport Card members. In addition, the www.vitaminworld.com site permits customers to locate our retail stores, which we believe increases customer traffic.

  •
  Increase Retail Sales in the UK, Ireland and Europe.    We continue to selectively expand the number of our retail stores throughout the UK. At September 30, 2008, we had 526 Holland & Barrett stores, 346 Julian Graves stores and 31 GNC stores operating in the UK, and 19 Nature's Way stores operating in Ireland. During fiscal 2008, Holland & Barrett opened 19 new stores and relocated 12 stores. We acquired the 346 Julian Graves stores in the UK on September 16, 2008. In addition, at September 30, 2008, there were 71 De Tuinen retail stores operating in the Netherlands, including 22 franchise locations. During fiscal 2008, De Tuinen opened two new stores. We project that, during the next fiscal year, we will open approximately 15 new retail stores in the UK, Ireland and the Netherlands as we continue to evaluate opportunities to open additional stores in these regions.

  •
  Increase Direct Response/Puritan's Pride® Sales.    We expect to continue to strengthen the leading position of our Puritan's Pride brand in the direct response/e-commerce business by: (i) continuing to build brand and customer loyalty across catalog and internet channels; (ii) increasing e-commerce activity from a variety of online media channels, including search, e-mail marketing, affiliate marketing and shopping portals; (iii) focusing on enhanced retention and re-activation programs on-line and off-line, while testing new promotions to further improve response rates; (iv) improving the shopping experience available to our customers with website enhancements and call center system upgrades; (v) improving automated picking and packing to fulfill sales order requests with greater speed and accuracy; and (vi) increasing manufacturing capability to quickly introduce and deliver new products in response to customer demand. We also intend to continue our strategy of acquiring the customer lists, brand names and inventory of other mail order companies that have similar or complementary products that we believe we can integrate into our operations efficiently, without adding substantial overhead. We plan to continue introducing direct internet channels that support our brands, such as www.puritan.com, www.vitamin.com, www.hollandandbarrett.com, www.gnc.co.uk, www.lenaturiste.com, www.detuinen.nl and www.vitaminworld.com

         Introduce Innovative New Products.    We have consistently been among the first in the industry to introduce innovative products in response to new science and clinical studies, new technology and consumer preferences. Given the changing nature of consumer and retailer demand for new products and the continued publicity about the importance of vitamins, minerals and nutritional supplements in the promotion of general health, we believe that we will continue to maintain our core customer base and attract new health-conscious consumers based upon our ability to respond rapidly to consumer demand with innovative, high quality, value-oriented products.

         Enhance Vertical Integration.    We believe our vertical integration gives us a significant competitive advantage by allowing us to (i) maintain higher quality standards while lowering product costs, which we pass on to our customers as lower prices, (ii) respond to scientific and popular reports and consumer buying trends more quickly, (iii) meet customer delivery schedules more effectively and (iv) improve overall operating margins. We continually evaluate ways to enhance our vertical integration by leveraging purchasing, quality control, manufacturing, packaging, distribution, sales and marketing capabilities, and otherwise improving the efficiency of our operations.

         Build Infrastructure to Support Growth.    We have technologically advanced, state-of-the-art manufacturing and production facilities with total production capacity of approximately 63 billion tablets, capsules and softgels per year. We regularly evaluate our manufacturing operations and make investments in infrastructure, as necessary, to support our continuing growth. Our facilities have also been upgraded to comply with applicable GMP requirements. With the acquisition of certain assets of Leiner Health Products, Inc. ("Leiner"), including the acquisition of Vita Health Products, Inc., Leiner's Canadian subsidiary ("Vita Health"), we acquired a number of properties, including a manufacturing facility in Wilson, North Carolina, which we expect to become operational during fiscal 2009. See Item 2. "Properties."

         Implement Strategic Acquisitions.    In the normal course of our business, we seek global acquisition opportunities of companies that complement or extend our existing product lines, increase our market presence, expand our distribution channels, and are compatible with our business philosophy. We have successfully acquired approximately 30 companies or businesses since 1986, enabling us to expand our product lines and scope of distribution significantly. As part of this strategy, on July 14, 2008, we acquired substantially all the nutritional supplement assets of Leiner, and on September 16, 2008, we acquired Julian Graves Inc. ("Julian Graves"), a UK retailer of nuts, fruits and confectionary goods. For more information about our acquisitions, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the notes to our consolidated financial statements in this Report. We will continue to evaluate acquisition opportunities across industry segments and around the world.

         Utilize Management Team Experience.    Our management team has extensive experience in the nutritional supplement industry and has developed long-standing relationships with our suppliers and customers. Our executive officers have an average of over 15 years in the industry. We will continue to utilize the talent, experience and expertise of our management team to realize our goals.

Operating Segments

        We operate in the nutritional supplement industry and are organized along our four channels of distribution, which are: Wholesale/US Nutrition, North American Retail, European Retail and Direct Response/E-Commerce. The following table sets forth the percentage of net sales for each of our operating segments:

	Fiscal Year Ended September 30
	2008	2007	2006
Wholesale/US Nutrition	53%	48%	47%
North American Retail	9%	11%	13%
European Retail	28%	31%	30%
Direct Response/E-Commerce	10%	10%	10%

	100%	100%	100%

        Additional information about our financial results by segment can be found in Note 22 to the consolidated financial statements in this Report.

         Wholesale/US Nutrition.    We market our products under various brand names, each targeting special market groups, which include leading mass merchandisers, drug store chains and supermarkets, wholesale clubs, independent pharmacies, health food stores, health food store wholesalers, the military and other retailers. We sell Nature's Bounty®, Rexall®, Sundown®, Osteo Bi-Flex®, MET-Rx®,

Flex-A-Min®, Knox®, and Ester-C® brands to mass merchandisers, drug store chains, drug wholesalers, supermarket chains and wholesalers. In addition, we manufacture private label brands for many leading retailers. We also sell directly to health and natural food stores under the Solgar®, SISU® and Good 'N Natural® brands, and sell products, including a specialty line of vitamins, to health food wholesalers under our American Health® brand. Additionally, we sell our Physiologics® brand products directly to healthcare practitioners. Over the past several years, we have expanded our international product sales of our US wholesale brands to include many countries throughout Europe, Asia, Latin America and the Middle East.

         North American Retail.    At the end of fiscal 2008, we operated 441 Vitamin World and Nutrition Warehouse retail stores in regional and outlet malls throughout the United States, and 81 Le Naturiste retail stores throughout Canada. Each store carries a full line of our branded products, as well as products manufactured by others. Nutritional supplement products that we manufactured accounted for approximately 64% of North American Retail's total sales in fiscal 2008. Our direct interaction with our retail customers helps us identify regional buying trends, customer preferences, product acceptances and price trends. We use this information in initiating sales programs and new product introductions for all our divisions. In addition, our direct response segment maintains the website www.vitaminworld.com, which permits our customers to purchase our nutritional supplements through the internet and to locate our retail stores.

         European Retail.    We generate revenue through the retail operations from 526 Holland & Barrett stores, 346 Julian Graves stores and 31 GNC stores in the UK, 19 Nature's Way stores in Ireland, and 71 DeTuinen stores in the Netherlands. Holland & Barrett, one of the UK's leading nutritional supplement retailers, markets a broad line of nutritional supplement products, including vitamins, minerals and other nutritional supplements. Our Nature's Way® product offerings are similar to those of Holland & Barrett. GNC (UK) stores specialize in vitamins, minerals and sports nutrition products. Julian Graves, which we acquired on September 16, 2008, is a UK retailer of nuts, fruits and confectionery goods. De Tuinen is a leading retailer of health food products, selected confectionery, and lifestyle giftware.

         Direct Response/E-Commerce.    We offer, through mail order and e-commerce, a full line of vitamins and other nutritional supplement products as well as selected personal care items, under our Puritan's Pride® and other brand names, at prices that are generally at a discount from those of similar products sold in retail stores. Through our Puritan's Pride® brand, we are a leader in the US direct response nutritional supplement industry. We have more than 2.9 million customers on our direct-response customer list, with response rates that we believe are above the industry average. In addition, we offer products focusing on our other brands through other direct channel sites, such as www.vitaminworld.com, www.lenaturiste.com, www.hollandandbarrett.com and www.gnc.co.uk. We intend to attract new customers in our direct response operation through aggressive marketing techniques in the United States and around the world, and through selective acquisitions. We regularly update our mail order lists by adding new customers and deleting those who have not placed orders within a designated period of time. We believe this maximizes catalog sales while reducing mailing and printing costs. We also advertise in newspaper supplements and conduct insert programs with other mail order companies to add new customers to our mailing lists and websites, and to increase the average order size. Our use of state-of-the-art equipment, such as computerized mailing, bar-coded addresses and automated picking and packing systems, enables us to process orders quickly, economically and efficiently. Typically, we fill orders within 24 hours of receipt. Our equipment and expertise also lowers our per-customer distribution costs, thereby enhancing margins and enabling us to lower our prices. Our www.puritan.com and www.vitamins.com websites provide a practical and convenient method for consumers wishing to purchase products that promote healthy living. Through these websites, consumers have access to more than 1,500 products offered through our Puritan's Pride® mail order catalog.

        See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the notes to our consolidated financial statements in this Report, for financial information about the geographic areas where we conduct our business.

Employees and Advertising

        As of September 30, 2008, we employed approximately 13,760 persons, including:

  •
  2,029 sales associates located throughout the United States in our Vitamin World and Nutrition Warehouse retail stores;

  •
  3,741 manufacturing, shipping and packaging associates throughout the United States;

  •
  795 associates in administration throughout the United States;

  •
  172 associates who sell to wholesale distributors and customers;

  •
  79 in-house advertising associates;

  •
  3,404 associates in our Holland & Barrett operations;

  •
  412 associates in our De Tuinen operations;

  •
  170 associates in GNC (UK) retail stores;

  •
  1,652 associates in Julian Graves operations;

  •
  105 associates in Nature's Way retail stores;

  •
  304 associates in Le Naturiste operations;

  •
  265 associates in direct response operations;

  •
  79 associates in SISU operations (including 27 manufacturing associates in Canada);

  •
  404 associates in Vita Health operations (including 353 manufacturing associates in Canada);

  •
  55 associates in NBTY international operations; and

  •
  95 associates in Solgar international operations.

        In addition, we sell products through commissioned sales representative organizations. We believe we have satisfactory employee and labor relations.

        For the fiscal years ended September 30, 2008, 2007 and 2006, we spent approximately $140 million, $120 million and $104 million, respectively, on advertising and promotions, including print, media and cooperative advertising. We create our own advertising materials through our in-house staff of associates. In the UK and Ireland, Holland & Barrett, Julian Graves, and Nature's Way advertise on television and in national newspapers, and conduct sales promotions. GNC (UK) and De Tuinen also advertise in newspapers and conduct sales promotions. In addition, Holland & Barrett and De Tuinen each publish their own magazines with articles and promotional materials. Internationally, Solgar and SISU advertise in trade journals and magazines, operate websites, and conducts sales promotions.

Manufacturing, Distribution and Quality Control

        At September 30, 2008, we employed approximately 3,741 manufacturing, shipping and packaging associates throughout the United States and 380 such associates in Canada. We manufacture domestically in Arizona, California, Florida, Illinois, New Jersey, New York and North Carolina in the US. In addition, we manufacture internationally in Burnaby and Manitoba, Canada, and Burton in the UK. We have technologically advanced, state-of-the-art manufacturing and production facilities, with total production capacity of approximately 63 billion tablets, capsules and softgels per year. With the Leiner and Vita Health acquisitions, we acquired properties in North Carolina and in Winnipeg, Manitoba, Canada, as well as a number of additional leased properties in California and Canada. See Item 2. "Properties."

        All our domestic manufacturing operations are subject to good manufacturing practice regulations ("GMPs"), promulgated by the United States Food and Drug Administration ("FDA"), and other applicable regulatory standards. We are subject to similar regulations and standards in Canada. We believe our manufacturing processes comply with the new GMPs for dietary supplements, effective for us in June 2008, as well as, where relevant, existing GMP's for over the counter ("OTC") drugs or foods. We believe our manufacturing and distribution facilities generally are adequate to meet our current business requirements and our currently anticipated sales.

        We place special emphasis on quality control. We assign lot numbers to all raw materials and initially hold them in quarantine, while our laboratory chemists assay them for compliance with established specifications. Once released, samples are retained, and we process the material according to approved formulae by blending, mixing, technical processing as necessary, and production in final delivery form as a capsule, tablet, powder, softgel or liquid. After a tablet or capsule is manufactured, laboratory chemists and technicians test its weight, purity, potency, disintegration and dissolution, if applicable. We hold the product in quarantine until we complete this analytical evaluation, and determine that the product meets all applicable specifications. When the manufactured product meets all specifications, our automated packaging equipment packages the product with at least one tamper-evident safety seal and affixes a label and an indelible lot number and expiration date. We use sophisticated computer-generated documentation for picking and packing for order fulfillment.

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

         Financial Reporting.    Our financial reporting systems provide us with detailed financial reporting to support our operating decisions and cost control efforts. These systems provide functions such as payment scheduling, application of payment receipts, general ledger interface, vendor tracking and flexible reporting options.

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

        Our direct competition consists of publicly and privately owned companies, which tend to be highly fragmented in terms of both geographic market coverage and product categories. In addition, we compete with companies that may have broader product lines, larger sales volumes, or both. Our products also compete with nationally advertised brand name products. Most national brand companies have resources greater than we do.

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

        During fiscal 2008, Wal-Mart Stores, Inc. ("Wal-Mart") accounted for 22% of the Wholesale/US Nutrition division's net sales and 12% of the Company's consolidated net sales. As of September 30, 2008, Wal-Mart accounted for 19% of the Wholesale/US Nutrition division's total gross accounts receivable. The loss of Wal-Mart, or any other major customer, would have a material adverse effect on the Company if we were unable to replace that customer.

Government Regulation

         United States.    The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by federal agencies, including the FDA, the Federal Trade Commission ("FTC"), the United States Postal Service ("USPS"), the Consumer Product Safety Commission, the Department of Agriculture, and the Environmental Protection Agency ("EPA"). These activities also are subject to regulation by various agencies of the states, localities and foreign countries in which our products are sold. In particular, the FDA, under the Federal Food, Drug, and Cosmetic Act (the "FDCA"), regulates the registration, formulation, manufacturing, packaging, labeling, distribution and sale of foods, including dietary supplements, vitamins, minerals and herbs, cosmetics and OTC drugs. The FTC regulates the advertising of these products, and the USPS regulates advertising claims with respect to such products sold by mail order. The National Advertising Division ("NAD") of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that it views as violating FTC guides or rules to the FTC for further action.

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

        The FDA generally prohibits the use in labeling for a dietary supplement of any "health claim," correlating use of the product with a decreased risk of disease, unless the claim is pre-approved or authorized by the FDA. DSHEA permits "statements of nutritional support" to be included in labeling for dietary supplements without FDA pre-approval. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being (but may not state that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease). A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. When such a claim is made on labels, it is necessary to disclose on the label that the FDA has not "evaluated" the statement, to disclose that the product is not intended for use for a disease, and to notify the FDA about our use of the statement within 30 days of marketing the product. However, there can be no assurance that the FDA will not determine that a particular statement of nutritional support that we want to use is an "unauthorized health or disease claim" or an unauthorized version of a "health claim." Such a determination might prevent us from using the claim.

        In addition, DSHEA provides that certain so-called "third-party literature," such as a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used "in connection with the sale of a dietary supplement to consumers" without the literature being subject to regulation as labeling. Such literature must not be, among other things, false or misleading; the literature may not promote a particular manufacturer or brand of dietary supplement; and a balanced view of the available scientific information on the subject matter must be presented. There can be no assurance, however, that all third-party literature that we would like to disseminate in connection with our products will satisfy all the requirements, and failure to satisfy all requirements could prevent use of the literature or subject the product involved to regulation as an unapproved drug.

        As authorized by DSHEA, the FDA adopted GMPs specifically for Dietary Supplements. These new GMP regulations, which became effective in June 2008, are more detailed than the GMPs that previously applied to dietary supplements and require, among other things, dietary supplements to be prepared, packaged and held in compliance with specific rules, and require quality control provisions similar to those in the GMP regulations for drugs. We believe our manufacturing and distribution practices comply with the new rules.

        Although the regulation of dietary supplements in some respects is less restrictive than the regulation of drugs, there can be no assurance that dietary supplements will continue to be subject to less restrictive regulation. Effective December 2007, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (the "AER Act"), amended the FDCA to require that manufacturers, packers, and distributors of dietary supplements and OTC drugs report serious adverse events to FDA. We believe we comply with the AER Act.

        The FDA regulates the registration, formulation, manufacturing, packaging, labeling and distribution of OTC drug products under a "monograph" system that specifies active drug ingredients that are generally recognized as safe and effective for particular uses and provides for specific required or permitted labeling information. If an OTC drug is not in compliance with the applicable FDA monograph, the product generally cannot be sold without first obtaining the FDA approval of a new drug application, a long and expensive procedure. We believe we comply with the OTC monographs where relevant. There can be no assurance that, if more stringent statutes are enacted for dietary supplements, or if more stringent regulations are promulgated, we will be able to comply with such statutes or regulations without incurring substantial expense.

        The FDA has broad authority to enforce the provisions of the FDCA applicable to foods, dietary supplements, cosmetics and OTC drugs, including powers to issue a public "warning letter" to a company, to publicize information about illegal products, to request a voluntary recall of illegal products from the market, and to request the Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the US courts.

        The FTC exercises jurisdiction over the advertising of foods, dietary supplements, cosmetics and OTC drugs. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising or for the use of false or misleading advertising claims. These enforcement actions have often resulted in consent decrees and the payment of civil penalties, restitution, or both, by the companies involved. We currently are subject to FTC consent decrees resulting from past advertising claims for certain of our products. Our subsidiary, Rexall Sundown, also is currently subject to FTC consent decrees resulting from past advertising claims for certain of its products. As a result, we are required to maintain compliance with these decrees and are subject to an injunction and substantial civil monetary penalties if there should be any failure to comply. We and certain of our subsidiaries also are subject to consent judgments under the California Safe Drinking Water and Toxic Enforcement Act of 1986 (also known as "Proposition 65"). Further, the Postal Service has issued cease and desist orders against certain mail order advertising claims made by dietary supplement manufacturers, including us, and we are required to maintain compliance with the orders applicable to us, subject to civil monetary penalties for any noncompliance. Violations of these orders could result in substantial monetary penalties. These civil penalty actions could have a material adverse effect on our consolidated financial position and results of operations.

        We also are subject to regulation under various state and local laws that include provisions governing, among other things, the registration, formulation, manufacturing, packaging, labeling, advertising and distribution of foods, dietary supplements, cosmetics and OTC drugs.

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

         European Union.    In the European Union ("EU"), the European Union Commission is responsible for developing legislation to regulate foodstuffs and medicines. Although the government of each Member State may implement legislation governing these products, national legislation must be compatible with, and cannot be more restrictive than, European requirements. Each Member State is responsible for its enforcement of the provisions of European and national legislation.

        In July 2002, the EU published in its Official Journal the final text of a Food Supplements Directive (the "Supplements Directive"), which became effective in the EU at that time and which sets out a process and timetable by which the Member States must bring their domestic legislation in line with its provisions. The Supplements Directive seeks to harmonize the regulation of the composition, labeling and marketing of food supplements (at this stage only vitamins and minerals) throughout the EU. It does this by specifying what nutrients and nutrient sources may be used (and by interpretation the rest which may not), and the labeling and other information which must be provided on packaging. In addition, the Supplements Directive is intended to regulate the levels at which these nutrients may be present in a supplement. These maximum permitted levels are due to be announced in 2009.

        By harmonizing Member State legislation, the Supplements Directive should provide opportunities for businesses to market one product or a range of products to a larger number of potential customers without having to reformulate or repackage it. This development may lead to some liberalizing of the more restrictive regimes in France and Germany, providing new business opportunities. Conversely, however, it may limit the range of nutrients and nutrient sources substantially, and eventually the potencies at which some nutrients may be marketed by us in the more liberal countries, such as the UK, which may lead to some reformulation costs and loss of some specialty products.

        On April 30, 2004, the EU published the Traditional Herbal Medicinal Products Directive (the "Herbal Products Directive") which requires traditional herbal medicines to be registered in each Member State in which they are intended to be marketed. A registration requires a product be manufactured to pharmaceutical GMP standards; however, generally, there is no need to demonstrate efficacy, provided that the product is safe, is manufactured to high standards, and has a history of supply on the market for 30 years, 15 years of which must be in the EU. The Herbal Products Directive is intended to provide a safe harbor in EU law for a number of categories of herbal remedies, which may otherwise be found to fall outside EU law. However, it does not provide a mechanism for new product development, and would entail some compliance costs in registering the many herbal products already on the market. Member States had to put into place the provisions for national compliance by October 2005, the date on which Traditional Herbal Medicinal products, as defined in the Herbal Products Directive, could begin to be registered. Full compliance is required by April 2011.

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

         United Kingdom.    In the United Kingdom, the two main pieces of legislation that affect the operations of Holland & Barrett, Julian Graves, and GNC (UK) are the Medicines Act 1968, which regulates the licensing and sale of medicines, and the Food Safety Act 1990, which provides for the safety of food products. A large volume of secondary legislation in the form of Statutory Instruments adds detail to the main provisions of these Acts, governing composition, packaging, labeling and advertising of products.

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

         Ireland.    The legislative and regulatory situation in the Republic of Ireland is similar, but not identical, to that in the UK. The Irish Medicines Board has a similar role to that of the UK's MHRA and the Food Safety Authority of Ireland is analogous to the UK's FSA. Ireland has been required to bring its domestic legislation into line with the provisions of the Supplements Directive and the Herbal Products Directive. Thus, the market prospects for Ireland, in general, are similar to those outlined in the UK.

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

        Responsibility for food safety falls to the Keuringsdienst van Waren (Inspectorate for Health Protection and Veterinary Public Health), which deals with all nutritional products. The Medicines Evaluation Board, which is the equivalent of the UK's MHRA, is charged with responsibility for the safety of medicines which are regulated under the Supply of Medicines Act.

        The overall market prospects for the Netherlands, in general, are similar to those outlined for the UK above, with the exception of only a four-year transitional period granted for the registration of Traditional Herbal Medicinal products which are currently on sale in the Netherlands and which fall within the scope of the Herbal Products Directive.

         Canada.    The product safety, quality, manufacturing, packaging, labeling, storage, importation, advertising, distribution, sale and clinical trials of natural health products ("NHPs") and drugs are subject to regulation primarily under the Canadian Food and Drugs Act (the "Canadian FDA") and associated regulations, including the Canadian Food and Drug Regulations and the Natural Health Products Regulations (collectively, the "Canadian Regulations"), and related Health Canada Guidance Documents and Policies. In addition, NHPs and drugs are regulated under the Controlled Drugs and Substances Act if the product is considered a "controlled substance" or a "precursor," as defined in that Act and related regulatory provisions. Health Canada is primarily responsible for administering these acts and regulations (collectively, the "Canadian Legislation").

        Effective January 1, 2004, each NHP must have a product license issued by Health Canada before it can be sold in Canada, subject to certain transition periods. NHPs which had a drug identification number ("DIN") under the prior Canadian Regulations can continue to be sold without a license until December 31, 2009. Health Canada assigns a natural health product number ("NPN") to each NHP once Health Canada issues the license for that NHP. The Canadian Regulations require that all NHPs be manufactured, packaged, labeled, imported, distributed and stored under GMPs, and that all premises used for manufacturing, packaging, labeling and importing NHPs have a site license, which requires GMP compliance. The Canadian Regulations also set out requirements for labeling, packaging, clinical trials and adverse reaction reporting.

        Health Canada, in its "Compliance Policy for Natural Health Products" policy, provides that Health Canada will focus compliance actions against those NHPs that do not have a product license submission number and to those products that Health Canada believes pose a health risk. If Health Canada refuses to issue a product license, the NHP can no longer be sold in Canada until Health Canada issues a product license. The policy is not to be construed as authorization to sell any NHP that does not have a product license, and Health Canada can exercise its authority to stop the sale of unlicensed NHPs, or NHP sales that otherwise fail to comply with Canadian Legislation at any time. Health Canada can change this policy at any time, but it is expected to remain in force until early 2010. We have adopted a compliance strategy to adhere to Health Canada's compliance policy.

        The Canadian FDA and Canadian Regulations also set out requirements for establishment licenses and market authorization for drugs. Subject to certain exceptions, establishment licenses are required by fabricators, packagers/labelers, distributors, importers and wholesalers of drugs. With regard to market authorization, the exact requirements and time frame for obtaining market authorization vary depending on the drug product.

        The Canadian Legislation, among other things, governs the fabrications, formulation, packaging, labeling, advertising and sale of NHPs and drugs, and regulates what may be represented on labels and in promotional materials regarding the claimed properties of products. The Canadian Legislation also require NHPs and drugs sold in Canada to affix a label showing specified information, such as the proper and common name of the medicinal and non-medicinal ingredients and its source, the name and address of the manufacturer/product license holder, its lot number, adequate directions for use, a quantitative list of its medical ingredients and its expiration date. In addition, the Canadian Legislation requires labeling to bear evidence of the marketing authorization as evidenced by the designation DIN, "DIN-HM" (drug identification number—homeopathic medicine), or NPN, followed by an eight-digit number assigned to the product and issued by Health Canada. Health Canada approval for marketing authorization can take time. The approval time of NHPs and drugs can vary depending on the product and the application or submission. For NHPs the Canadian Regulations indicate that certain product licenses should be processed within 60 days. However, the regulations also include provisions to extend this time frame if, for example, more information is required. There can be significant delays.

        Health Canada can perform routine and unannounced inspections of companies in the industry to ensure compliance with the Canadian Legislation. The overall risk factors and market prospects for Canada, in general, are similar to those in the United States, as outlined above. Health Canada can suspend or revoke licenses for lack of compliance. In addition, if Health Canada perceives the product to present an unacceptable level of risk, they can also impose fines and jail terms.

        On April 8, 2008, the Canadian Government tabled Bill C-51: An Act to amend the Food and Drugs Act. If pursued, among other things, the bill will create new offenses relating to food, therapeutic products (including drugs and potentially NHP's) and cosmetics, formalizes certain licensing and prior authorization requirements, provides a framework for on-going compliance monitoring and disclosure of personal and confidential business information in certain circumstances. If passed, we would need to adapt our practices to comply with any new legislative and regulatory requirements.

International Operations

        In addition to the United States, Canada, the UK, Ireland and the Netherlands, we market nutritional supplement products through subsidiaries, distributors, retailers and direct mail in more than 75 countries throughout Europe, Central America, South America, Asia, the Pacific Rim countries, Africa and the Caribbean Islands.

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

        See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the notes to our consolidated financial statements contained in this Report for additional information regarding the geographic areas in which we conduct our business.

Trademarks and Patents

         United States.    We have developed many brand names and trademarks for products in all areas. We consider the overall protection of our patent, trademark, license and other intellectual property rights to be of material value and we vigorously protect these rights from infringement. We have applied for or registered more than 2,400 trademarks with the United States Patent and Trademark Office, or the PTO, and worldwide in various foreign trademark offices for our Nature's Bounty®, Vitamin World®, Pure Protein®, Body Fortress®, Puritan's Pride®, Holland & Barrett®, Rexall®, Sundown®, Solgar®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®, SISU®, Flex-A-Min®, Osteo Bi-Flex®, Physiologics®, Leiner® and Ester-C® trademarks, among others. We also have rights to use other names essential to our business. Federally registered trademarks in the US have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. Most foreign trademark offices use similar trademark renewal practices.

        We hold 70 patents, including 41 patents using Ester-C®, in the US and internationally. We also are prosecuting patent applications actively on a world-wide basis for a number of products, particularly products that include ESTER-C® as an active ingredient. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value in marketing our products. We vigorously protect our trademarks and patents against infringement.

         Canada.    Each of our Solgar, Le Naturiste, Vita Health and SISU subsidiaries owns the trademarks registered in Canada for its respective names.

         UK/Ireland.    Our Holland & Barrett subsidiary owns trademarks registered in the UK and throughout the EU for its Holland & Barrett® and Nature's Way® trademarks, and has rights to use other names essential to its business. Holland & Barrett is the exclusive licensee of the trademarks essential to the GNC (UK) business in the UK. Our Solgar subsidiary owns trademarks in the UK and throughout the EU, and our Julian Graves subsidiary owns the Community Trademark on its name, which is in force throughout the EU.

         Netherlands.    Our De Tuinen subsidiary owns trademarks registered in the Netherlands, and its Community Trademark which is in force throughout the EU for its DeTuinen® trademarks and has rights to use other names essential to its business.

Raw Materials

        In fiscal 2008, we spent approximately $517 million on raw materials. The principal raw materials required in our operations are vitamins, minerals, herbs, gelatin and packaging components. We purchased the majority of our vitamins, minerals and herbs from raw material manufacturers and distributors in the United States, Japan, China, Europe, India, Canada, Australia and South America. We believe that there are adequate sources of supply for all our principal raw materials. From time to time, weather or unpredictable fluctuations in the supply and demand may affect price, quantity, availability or selection of raw materials. We believe that our strong relationships with our suppliers yield high-quality, competitive pricing and overall good service to our customers. Although we cannot be sure that our sources of supply for our principal raw materials will be adequate in all circumstances, we believe that we can develop alternate sources in a timely and cost effective manner if our current sources become inadequate. During fiscal 2008, no one supplier accounted for more than 10% of our raw material purchases. Due to the availability of numerous alternative suppliers, we do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations.

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

Item 1A.    Risk Factors

        Please carefully consider the following risk factors which could materially adversely affect our business, financial condition, operating results and cash flows. The risk factors described below are not the only ones we face. Risks and uncertainties not known to us currently, or that we currently deem immaterial, also may materially adversely affect our business, financial condition, operating results and cash flows.

A prolonged economic downturn or recession could adversely affect the retail and nutritional supplement industries and, therefore, restrict our future growth.

        In 2008, general worldwide economic conditions declined due to sequential effects of the sub prime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions could negatively affect our sales because many consumers consider the purchase of our products discretionary. We cannot predict the timing or duration of any economic slowdown or recession or the timing or strength of a subsequent recovery, worldwide, or in the specific end markets we serve. If the markets for our products significantly deteriorate due to these economic effects, our business, financial condition and results of operations will likely be materially and adversely affected.

Instability in financial markets could adversely affect our ability to access capital markets.

        In 2008, worldwide financial markets exhibited dramatic instability and the availability of credit became precarious. If these conditions persist, they could affect our ability to access credit markets, including funds under our existing credit facilities. Any restriction on our ability to access credit markets could limit our ability to pursue our expansion strategy through acquisitions or otherwise, and could negatively affect our financial conditions or results of operations.

Inability of our retail customers to access credit markets could adversely affect the results of our direct response segment.

        In fiscal 2008, retail customers used personal credit cards to pay for 90% of their purchases from our direct response segment. If a significant number of these customers lose access to credit cards, that could negatively affect the results of operations of this segment.

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

        The processing, formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by several US federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the Department of Agriculture and the EPA, as well as various state, local and international laws and agencies of the localities in which our products are sold, including Health Canada in Canada, the Food Standards Agency and the Department of Health in the UK and similar regulators in Ireland, the Netherlands and the EU. Government regulations may prevent or delay the introduction, or require the reformulation, of our products. Some agencies, such as the FDA, could require us to remove a particular product from the market, delay or prevent the import of raw materials for the manufacture of our products, or otherwise disrupt the marketing of our products. Any such government actions would result in additional costs to us, including lost revenues from any additional products that we are required to remove from the market, which could be material. Any such government actions also could lead to liability, substantial costs and reduced growth prospects. Moreover, there can be no assurance that new laws or regulations imposing more stringent regulatory requirements on the dietary supplement industry will not be enacted or issued. In addition, complying with adverse event reporting requirements impose additional costs on us, which could become significant.

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

        Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. These developments also could increase our costs significantly. For example, the FDA issued rules in 2007 that imposed substantial new regulatory requirements for dietary supplements, including good manufacturing practices ("GMPs"). Congress also passed legislation requiring adverse event reporting and related record keeping which imposed additional costs on us. See Item 1. "Business—Government Regulation" for additional information.

        In Europe, we anticipate the enactment of legislation that could significantly impact the formulation and marketing of our products. For example, in accordance with the Supplements Directive, maximum permitted content levels for vitamin and mineral supplements are likely to be introduced shortly. European legislation regulating food supplements other than vitamins and minerals also is expected to be introduced. The introduction of this anticipated legislation could require us to reformulate our existing products to meet the new standards and, in some cases, may lead to some products being discontinued.

        The Nutrition and Health Claims Regulation implemented in July 2007 controls the types of claims that can be made for foodstuffs (including supplements) in Europe, and the criteria a product must meet to use the claims. The Regulation has impacted the claims that can be made for our products, and may impact our sales in Europe. See Item 1. "Business—Government Regulation; Europe," for additional information.

        In addition, the General Product Safety Directive governing product safety came into force at the beginning of 2004. This legislation requires manufacturers to notify regulators as soon as they know that a product is unsafe and gives regulators in each EU Member State the power to order a product recall and, if necessary, instigate the product recall themselves. As a result, the number of product recalls in Europe has increased substantially and the likelihood that we will be subject to a product recall in Europe has increased. A recall of any of our products in Europe could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may be exposed to legal proceedings initiated by regulators abroad which could increase our costs and adversely affect our reputation, revenues and operating income.

        In Europe, non-compliance with relevant legislation can result in regulators bringing administrative or, in some cases, criminal proceedings. In the UK, it is common for regulators to prosecute retailers and manufacturers for non-compliance with legislation governing foodstuffs and medicines. Failures by us or our subsidiaries to comply with applicable legislation could occur from time to time and prosecution for any such violations could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Item 1. "Business—Government Regulation," for additional information.

We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.

        As a retailer, marketer and manufacturer of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and, in most cases, are not necessarily subject to pre-market regulatory approval in the United States. Some of our products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, some of the products we sell are produced by third-party manufacturers. As a marketer of products manufactured by third parties, we also may be liable for various product liability claims for products we do not manufacture. We have been in the past, and may be in the future, subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. For example, we have been named in certain pending cases involving the sale of certain nutrition bars and products that contain certain prohormone ingredients. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Item 3. "Legal Proceedings," for additional information.

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

        Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop that might materially impact the ultimate cost to settle these losses. We cannot assure you that our insurance will be sufficient to cover our losses. Any losses that are not substantially covered by our insurance could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The insurance industry has become more selective in offering some types of coverage and we may not be able to obtain insurance coverage in the future.

        The insurance industry has become more selective in offering some types of insurance, such as product liability, product recall, property and directors' and officers' liability insurance. We were able to obtain these insurance coverages through July 15, 2009 and our current insurance program is consistent with both our past level of coverage and our risk management policies. However, we cannot assure you that we will be able to obtain comparable insurance coverage at favorable terms, or at all, in the future.

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

        We may experience difficulty entering new international markets due to regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. As of September 30, 2008, we operated 1,074 retail stores outside of the United States. In addition, we had significant wholesale sales outside of the United States. For fiscal 2008, approximately 33% of our net sales were generated in international markets. These international operations expose us to certain risks, including, among other things:

  •
  local economic conditions;

  •
  changes in or interpretations of foreign regulations that may limit our ability to sell certain products or repatriate profits or capital to the United States;

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

  •
  quarantines for products or ingredients, or restricted mobility of key personnel due to disease outbreaks;

  •
  geographic time zone, language and cultural differences between personnel in different areas of the world; and

  •
  political instability.

        As we continue to expand our international operations, these and other risks associated with international operations are likely to increase. See Item 1. "Business—Business Strategy" and "Business—Government Regulation."

We may not be successful in our future acquisition endeavors, if any, which may have an adverse effect on our business and results of operations.

        Historically, we have engaged in substantial acquisition activity. We may be unable to identify suitable targets, opportunistic or otherwise, for acquisition in the future. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors, including our ability to obtain financing on acceptable terms and to comply with the restrictions contained in our debt agreements. Recent instability in the financial markets indicate that obtaining future financing to fund acquisitions may present significant challenges. If we need to obtain our lenders' consent to an acquisition, they may condition their consent on our compliance with additional restrictive covenants that may limit our operating flexibility. Acquisitions involve risks, including:

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

        We may not integrate any businesses or technologies we acquire in the future successfully and may not achieve anticipated operating efficiencies and effective coordination of sales and marketing as well as revenue and cost benefits. Acquisitions may be expensive, time consuming and may strain our resources. Acquisitions may impact our results of operations negatively as a result of, among other things, the incurrence of debt.

We may need to divest all or some of our Julian Graves stores.

        In September 2008, the UK Office of Fair Trading commenced an investigation under the merger control provisions of the Enterprise Act 2002 into the completed acquisition by NBTY Europe of Julian Graves. The investigation is ongoing. If the Office of Fair Trading concludes that there is a realistic prospect that the acquisition of Julian Graves will substantially lessen competition in the UK, or a substantial part of the UK, it will either refer the acquisition for a further investigation by the Competition Commission or accept undertakings from NBTY Europe in lieu thereof. In the event of an adverse finding by the Competition Commission, NBTY Europe may be required to offer undertakings to resolve the competition concerns identified. Undertakings could include divestment of all or some of the acquired Julian Graves stores. Pending the outcome of the investigation, NBTY Europe has not integrated the Julian Graves business with its existing UK operations.

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

One of our customers accounted for 12% of our consolidated net sales in fiscal 2008 and the loss of this customer, or any of our other major customers, would have a material adverse effect on our results of operations.

        During fiscal 2008, Wal-Mart, individually, accounted for 22% of our Wholesale/US Nutrition segment's net sales and 12% of the Company's consolidated net sales. As of September 30, 2008, Wal-Mart, individually, accounted for 19% of our Wholesale/US Nutrition segment's total gross accounts receivable. We do not have a long-term contract with Wal-Mart, and the loss of this customer, or any other major customer, could have a material adverse affect on the results of our operations. In addition, our results of operations and ability to service our debt obligations would be impacted negatively to the extent Wal-Mart is unable to make payments to us, or does not make timely payments on outstanding accounts receivables.

We are dependent on certain third-party suppliers.

        We purchase from third-party suppliers certain important ingredients and raw materials. The principal raw materials required in our operations are vitamins, minerals, herbs, gelatin and packaging components. We purchase the majority of our vitamins, minerals and herbs from bulk manufacturers and distributors in the US, Japan, China, Europe, India, Canada, Australia and South America. Real or perceived quality control problems with raw materials outsourced from certain regions could negatively impact consumer confidence in our products, or expose us to liability. In addition, although raw materials are available from numerous sources, an unexpected interruption of supply or material increases in the price of raw materials, for any reason, such as regulatory requirements, import restrictions, loss of certifications, power interruptions, fires, hurricanes, drought or other climate-related events, war or other events, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Also, currency fluctuations including the decline in the value of the US dollar, could result in higher costs for raw materials purchased abroad. In addition, we rely on outside printing services and availability of paper stock in our printed catalog operations.

We rely on our manufacturing operations to produce the vast majority of the nutritional supplements that we sell, and disruptions in our manufacturing system or losses of manufacturing certifications could affect our results of operations adversely.

        We manufacture the vast majority of the nutritional supplements that we sell. We currently have manufacturing facilities in Arizona, California, Florida, Illinois, New Jersey, New York and North Carolina in the US, and in Canada and the UK. All our domestic manufacturing operations are subject to GMPs promulgated by the FDA and other applicable regulatory standards. We are subject to similar regulations and standards in Canada. Any significant disruption in our operations at any of these facilities, including any disruption due to any regulatory requirement, could affect our ability to respond quickly to changes in consumer demand and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We operate in a highly competitive industry, and our failure to compete effectively could affect our market share, financial condition and growth prospects adversely.

        The vitamin and nutritional supplements industry is a large and growing industry, which is highly fragmented in terms of both geographical market coverage and product categories. The market for vitamins and other nutritional supplements is highly competitive in all our channels of distribution. We compete with companies which may have broader product lines or larger sales volumes, or both, than we do, and our products also compete with nationally advertised brand name products. Most of the national brand companies have resources greater than ours. Numerous companies compete with us in the development, manufacture and marketing of vitamins and nutritional supplements worldwide. In addition, our North America and European retail stores compete with specialty vitamin stores, health food stores and other retail stores worldwide. With respect to mail order sales, we compete with a large number of smaller, usually less geographically diverse, mail order and internet companies, some of which manufacture their own products and some of which sell products manufactured by others. The market is highly sensitive to the introduction of new products which may rapidly capture a significant share of the market. Increased competition from companies that distribute through the wholesale channel could have a material adverse effect on our business, results of operations, financial condition and cash flows as these competitors may have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than ours. See Item 1. "Business—Competition; Customers."

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

We may be affected adversely by increased raw material, utility and fuel costs.

        Inflation and other factors affect the cost of raw materials, goods and services we use. Increased raw material and other costs may adversely affect our results of operations to the extent we are unable to pass these costs through to our customers or to benefit from offsetting cost reductions in the manufacture and distribution of our products. Furthermore, increasing fuel costs may affect our results of operations adversely in that consumer traffic to our retail locations may be reduced and the costs of our sales may increase as we incur fuel costs in connection with our manufacturing operations, and the transportation of goods from our warehouse and distribution facilities to stores or direct response customers. Also, high oil costs can affect the cost of our raw materials and components and the competitive environment in which we operate may limit our ability to recover higher costs resulting from rising fuel prices.

Our profits may be affected negatively by currency exchange rate fluctuations.

        Our assets, earnings and cash flows are influenced by currency fluctuations due to the geographic diversity of our sales and the countries in which we operate, which may have a significant impact on our financial results. For the fiscal year ended September 30, 2008, 33% of our sales were denominated in a currency other than the US dollar, and as of September 30, 2008, 26% of our assets and 12% of our total liabilities were denominated in a currency other than the US dollar. As of September 30, 2008, we had not entered into any hedging arrangements to mitigate our exposure to foreign currency exchange rate risk.

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

        We own trademarks registered with the US PTO and many foreign jurisdictions for our Nature's Bounty®, Vitamin World®, Puritan's Pride®, Rexall®, Sundown®, Ester-C®, Solgar®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®, Flex-A-Min®, Osteo Bi-Flex®, Physiologics® and Leiner® trademarks, among others, and with the appropriate UK, EU, Dutch or Canadian authorities for our Holland & Barrett®, De Tuinen®, Le Naturiste®, Julian Graves® and SISU® trademarks, among others, and have rights to use other names essential to our business. Our policy is to pursue registrations for all trademarks associated with our key products. US registered trademarks have a perpetual life, as do trademarks in most other jurisdictions, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value in marketing our products. We hold patents for certain products, including 41 patents worldwide for Ester-C products. However, there can be no assurance that infringing goods could not be manufactured in foreign jurisdictions without our knowledge and consent. In addition, many types of Vitamin C products are available on the worldwide market, which may affect sales of our unique Ester-C® brand products. We vigorously protect our patents and trademarks against infringement. Many of our products are not subject to patent protection. There can be no assurance that, to the extent we do not have patents or trademarks on our products, another company will not replicate one or more of our products. Further, there can be no assurance that in those foreign jurisdictions in which we conduct business the protection available to the us will be as extensive as the protection available to us in the United States. See Item 1. "Business—Trademarks and Patents."

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

         United States.    At September 30, 2008, we owned a total of approximately 3.25 million square feet of manufacturing, warehouse, distribution and administrative facilities and leased approximately 2.5 million square feet of administrative, manufacturing, warehouse and distribution space in various locations. At September 30, 2008, we operated 441 retail locations under the names Vitamin World and Nutrition Warehouse in 46 states in the United States, Guam, Puerto Rico and the Virgin Islands. Generally, we lease retail properties for five to ten years at varying annual base rents and percentage rents if sales exceed a specified amount. The Vitamin World and Nutrition Warehouse retail stores have an average of approximately 1,220 square feet.

         UK/Ireland.    Holland & Barrett owns a 281,000 square foot administrative, manufacturing and distribution facility and a 100,500 square foot manufacturing facility in Burton, UK and leases a 60,000 square foot distribution, administration and packaging facility in Kingswinford, UK. Solgar leases 27,800 square feet of administrative and distribution space in Tring, UK. We lease all but one of our 922 Holland & Barrett, GNC (UK), Julian Graves and Nature's Way retail stores for terms varying between five and 35 years at varying annual base rents. Twelve Holland & Barrett, three GNC (UK) and 53 Julian Graves stores are subject to percentage rents if sales exceed a specified amount. Holland & Barrett stores have an average of approximately 1,190 square feet, Nature's Way stores have an average of approximately 675 square feet; the GNC (UK) stores have an average of approximately 965 square feet, and the Julian Graves stores have an average of approximately 700 square feet.

         Netherlands.    De Tuinen leases a 71,400 square foot administrative and distribution facility in Beverwijk. De Tuinen leases locations for 71 retail stores on renewable five-year terms at varying annual base rents. Of these, 49 are operated as company stores, 20 are sub-leased to, and operated by, franchisees, and two are operated by franchisees who lease directly from a third party landlord. None of De Tuinen's stores are subject to percentage rents.

         Canada.    SISU Inc. leases a 34,000 square foot facility in Burnaby, British Columbia. This facility is used for packaging, storing, manufacturing and distributing vitamins, and also contains various administrative offices. The current lease expires in 2009 and we have an option to extend the term. At September 30, 2008, Le Naturiste leased a 40,000 square foot administrative facility, and a warehouse facility of which approximately 14,000 square feet is administrative offices and 26,000 square feet is warehouse and 81 retail locations throughout Canada. Le Naturiste stores each have an average of approximately 755 square feet. Generally, the Le Naturiste stores are leased for one to five years at varying annual base rents and percentage rents if sales exceed a specified amount. The Company acquired Vita Health in July 2008 as part of our Leiner acquisition. Vita Health leases approximately 38,000 square feet of administrative and warehouse space and owns a 185,000 square foot manufacturing, packaging and distribution building.

        The following is a listing, as of September 30, 2008, of all material properties (excluding retail locations and de minimis administrative or sales office locations) owned or leased by the Company, which are used in all four of the Company's business segments. The Company is required to pay real estate and maintenance costs relating to most of its leased properties.

Owned Properties

Location	Type of Facility	Approx. Sq. Feet
United States:
Prescott, AZ	Administration, Manufacturing & Distribution	65,000
Bohemia, NY	Administration, Manufacturing & Packaging	169,000
Bohemia, NY	Manufacturing	80,000
Bohemia, NY	Manufacturing	75,000
Bohemia, NY	IT	62,000
Holbrook, NY	Administration & Distribution	230,000
Holbrook, NY	Distribution	108,000
N. Amityville, NY	Manufacturing & Office	48,000
Ronkonkoma, NY	Administration	110,000
Bayport, NY	Administration	12,000
Bayport, NY	Manufacturing	161,500
Murphysboro, IL	Warehousing	62,000
Carbondale, IL	Administration, Packaging & Distribution	77,000
Carbondale, IL	Administration	15,000
South Plainfield, NJ	Administration & Manufacturing	68,000
Boca Raton, FL	Administration	58,000
Boca Raton, FL	Manufacturing	84,000
Deerfield Beach, FL	Packaging	157,000
Boca Raton, FL	Distribution	100,000
Augusta, GA(1)	Warehousing	400,000
Hazleton, PA	Distribution	420,000
Wilson, NC	Manufacturing	125,000
Canada:
Winnipeg, Manitoba	Administration, Manufacturing, Packaging, Distribution	185,000
United Kingdom:
Burton	Administration, Manufacturing & Distribution	281,000
Burton	Administration & Manufacturing	100,500

	Total approximate square feet owned	3,253,000

Leased Properties

Location	Type of Facility	Approx. Sq. Feet
United States:
Bohemia, NY	Administration & Warehousing (term–2020)	110,000
Ronkonkoma, NY(2)	Administration & Distribution (term–Oct. 2009)	130,000
Ronkonkoma, NY	Warehousing (term–2014)	75,000
Murphysboro, IL	Warehousing (term–2010)	30,000
Leonia, NJ	Administration & Manufacturing (term–2011)	59,000
Leonia, NJ	Warehousing, Packaging, Offices (term–2012)	18,500
Lyndhurst, NJ	Administration, & Packaging (term–2017)	130,000

Location	Type of Facility	Approx. Sq. Feet
South Plainfield, NJ	Manufacturing, Packaging & Distribution (term–2013)	40,000
Anaheim, CA	Administration, Manufacturing & Distribution (term–2013)	286,000
Anaheim, CA	Manufacturing (term–2013)	64,000
Carson/Gardenia, CA	Distribution (term–2010)	10,600
Lake Mary, FL(3)	Administration (term–Nov. 2008)	12,250
Boca Raton, FL(4)	Warehousing (term–2010)	60,000
Piscataway, NJ	Warehousing (term–2012)	15,000
Sparks, NV	Distribution (term–2014)	202,000
Bentonville, AR	Sales Office (term–2011)	4,200
Duluth, GA	Distribution (term–2011)	32,000
Fargo, ND	Administration (term–2010)	5,700
Carson, CA	Administration, Manufacturing, Packaging & Distribution (term–2014)	268,000
Carson, CA	Manufacturing, Packaging & Distribution (term–2014)	204,000
Carson, CA	Administration & Warehousing (term–2010)	17,000
Carson, CA	Manufacturing, Packaging & Distribution (term–2012)	150,000
Garden Grove, CA	Manufacturing, Packaging & Distribution (term–2011)	140,000
Garden Grove, CA	Warehousing (term–2013)	54,000
Valencia, CA	Manufacturing & Distribution (term–2012)	20,500
Valencia, CA	Manufacturing & Distribution (term–2012)	32,000
Canada:
Burnaby, British Columbia	Administration, Manufacturing, Warehousing & Distribution (term–Dec. 2009)	34,000
Montreal, Quebec	Administration and Warehousing (term–2018)	40,000
Winnipeg, Manitoba(5)	Administration & Warehousing	34,500
People's Republic of China:
Beijing	Administration (term–2010)	4,900
Beijing	Warehousing (term–2010)	12,600
United Kingdom:
Nuneaton	Administration (term–2012)	8,300
Nuneaton	Administration & Distribution (term–2010)	8,000
Tring	Administration & Warehousing (term–2011)	27,800
Kingswinford	Administration, Packaging & Warehouse (term–2020)	60,000
Netherlands:
Beverwijk	Administration & Distribution (term–2013)	71,400
New Zealand:
Auckland	Administration & Warehousing (term–2012)	4,800
South Africa:
Randburg	Administration & Warehousing (term–June 2009)	13,800
Spain:
Madrid	Administration & Distribution (term–Dec. 2009)	6,500

	Total approximate square feet leased	2,496,350

	Total approximate square feet owned and leased	5,749,350

(1)
We currently lease almost 100% of this building to a third party and have our own storage in a 15,000 sq.ft. portion of this building.
(2)
We currently sublease almost 50% of this building to a third party.
(3)
At September 30, 2008, this office was subleased to a third party. Our lease for this office expired November 30, 2008.
(4)
This property is currently subleased to two subtenants, each having 50% of the space. One sublease is a short term sublease.
(5)
This lease is currently in negotiations for renewal.

Warehousing and Distribution

        We have approximately 4.4 million square feet dedicated to warehousing and distribution. This figure includes our facilities in Long Island, New York; Carbondale and Murphysboro, Illinois; Anaheim, Carson, Garden Grove, Valencia and Gardenia, California; Augusta and Duluth, Georgia; South Plainfield, Piscataway, Lyndhurst and Leonia, New Jersey; Boca Raton and Deerfield Beach, Florida; Sparks, Nevada; Hazleton, Pennsylvania; Prescott, Arizona; Wilson, North Carolina, Burton, Tring and Kingswinford, UK; Winnipeg, Manitoba, Montreal, Quebec, and Burnaby, British Columbia, Canada; Madrid, Spain; Randburg, South Africa; Auckland, New Zealand; Beverwijk, Netherlands and Bejing, China.

        Our domestic warehouse and distribution centers are integrated with our order entry systems so we typically ship out mail orders within 24 hours of their receipt. Once a customer's telephone, mail or internet order is completed, our computer system forwards the order to our distribution center, where all necessary distribution and shipping documents are printed to facilitate processing. Thereafter, the orders are prepared, picked, packed and shipped continually throughout the business day. We operate a proprietary, state-of-the-art, automated picking and packing system for frequently shipped items. We are capable of fulfilling 17,000 Direct Response/Puritan's Pride orders daily. A system of conveyors automatically routes boxes carrying merchandise throughout our primary Long Island distribution center for fulfillment of orders. Completed orders are bar-coded and scanned and the merchandise and ship date are verified and entered automatically into the customer order file for access by sales associates before being shipped. We currently ship our US orders primarily through the United Parcel Service, Inc., serving domestic and international markets. Holland & Barrett, GNC (UK) and Julian Graves use Parcelforce and ANC for deliveries in the UK, and Nature's Way uses the Irish postal service for deliveries in Ireland. De Tuinen uses Brakenhof for deliveries in the Netherlands.

        We currently distribute our products from our distribution centers through Company-owned trucks, as well as contract and common carriers in the United States, and in Canada, Ireland, Netherlands, New Zealand, South Africa, Spain and the UK. Deliveries are made directly to the Vitamin World, Nutrition Warehouse and Le Naturiste stores once per week. In addition, we ship products overseas in pallet amounts and by container loads. We also operate additional distribution centers in Burton and Tring, UK, Madrid, Spain, Aukland, New Zealand, Randburg, South Africa and Beverwijk, Netherlands. Deliveries are made directly to Company-owned and operated Holland & Barrett, GNC (UK), Julian Graves, Nature's Way, and De Tuinen stores once or twice per week, depending on each store's inventory requirements.

        All our properties are covered by all-risk and liability insurance, in amounts and on terms that we believe are customary for our industry.

        We believe that these properties, taken as a whole, are generally well-maintained, and are adequate for current and reasonably foreseeable business needs. We also believe that substantially all our properties are being utilized to a significant degree.

Item 3.    Legal Proceedings

Prohormone products

California Action

        On July 25, 2002, a putative class-action lawsuit, captioned Eric Ayala v. MET-Rx USA, Inc. et al., was filed in California Superior Court, Los Angeles County, against MET-Rx USA, Inc. ("MET-Rx"), our subsidiary, claiming that the advertising and marketing of certain prohormone supplements were false and misleading, or alternatively, that the prohormone products contained ingredients that were controlled substances under California law. Plaintiffs seek equitable and monetary relief. On June 18, 2004, this case was coordinated with several other class-action cases brought against other companies relating to the sale of products containing androstenediol, one of the prohormones contained in MET-Rx products. The coordinated proceedings were assigned to a coordination judge for further pretrial proceedings. Plaintiffs moved for class certification in 2007, and on February 22, 2008, the court denied plaintiffs' motion for certification. Plaintiffs filed a notice of appeal on April 24, 2008.

        MET-Rx also filed a motion to dismiss the lawsuit based upon plaintiffs' failure to prosecute the case diligently. That motion was granted in May 2008. Although Plaintiffs have advised that they also plan to appeal that ruling, not such appeal has been filed to date.

New Jersey Action

        In March 2004, a putative class-action lawsuit, captioned Jerry Beidler v. MET-Rx USA, Inc., was filed in New Jersey Superior Court, Mercer County, against MET-Rx, claiming that the advertising and marketing of certain prohormone supplements were false and misleading and that plaintiff and the putative class of New Jersey purchasers of these products were entitled to damages and injunctive relief. Because these allegations are virtually identical to allegations made in a putative nationwide class-action previously filed in California, MET-Rx moved to dismiss or stay the New Jersey action pending the outcome of the California action. The motion was granted, and the New Jersey action is stayed at this time.

Nutrition Bars

        Rexall and certain of its subsidiaries are defendants in a class-action lawsuit, captioned Jamie Pesek, et al. v. Rexall Sundown, Inc., et al., brought in 2002 in California Superior Court, County of San Francisco, on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. We have defended this action vigorously. In December 2007, while Rexall's and the other defendants' renewed motion for judgment on the pleadings was pending, the Court again stayed the case for all purposes, pending rulings on other relevant cases before the California Supreme Court. The California Supreme Court issued a ruling in those other cases on February 11, 2008, but the parties to those other cases have filed a petition for certiorari with the United States Supreme Court. Accordingly, our case remains stayed, and Rexall cannot estimate how long the case will be stayed. Based upon the information currently available, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

General

        In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability and intellectual property claims) arise in the ordinary course of our business. See Item 1, "Business—Government Regulation," for a discussion of these matters. We believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on our consolidated financial condition or results of operations, if adversely determined against us.

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

	Fiscal Year Ended September 30, 2008
	High	Low
First Quarter ended December 31, 2007	$41.40	$25.31
Second Quarter ended March 31, 2008	$32.62	$20.85
Third Quarter ended June 30, 2008	$36.94	$25.97
Fourth Quarter ended September 30, 2008	$37.26	$26.93

	Fiscal Year Ended September 30, 2007
	High	Low
First Quarter ended December 31, 2006	$42.20	$26.82
Second Quarter ended March 31, 2007	$55.14	$39.63
Third Quarter ended June 30, 2007	$54.61	$39.62
Fourth Quarter ended September 30, 2007	$46.67	$33.48

        On November 18, 2008, there were approximately 450 record holders of our common stock. We believe that there were approximately 27,365 beneficial holders of our common stock as of November 18, 2008.

        As required by applicable NYSE listing rules, on March 18, 2008, following our 2008 Annual Meeting of Stockholders, our Chairman and Chief Executive Officer submitted to the NYSE a certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

Dividend Policy

        We have not paid any cash dividends on our Common Stock since our incorporation in 1979. Future determination as to the payment of cash or stock dividends will depend upon our results of operations, financial condition, capital requirements, restrictions contained in our Amended and Restated Credit Agreement, dated July 25, 2008, as amended (the "Amended Credit Agreement"), limitations contained in the indenture governing our 7 1/8% Senior Subordinated Notes due 2015 (the "Indenture"), and such other factors as our Board of Directors consider appropriate.

        The Amended Credit Agreement prohibits our paying dividends or making any other distributions (other than dividends payable solely in shares of our common stock) to our stockholders. The Indenture similarly prohibits our paying dividends or making any other distributions to our stockholders, subject to some exceptions. Furthermore, except as expressly permitted in the Indenture, our subsidiaries are not permitted to invest in the Company, although the Amended Credit Agreement and the Indenture do permit our subsidiaries to pay us dividends.

        For additional information regarding these lending arrangements and securities, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," and Note 11 to the consolidated financial statements in this Report.

        For information regarding securities authorized for issuance under our equity compensation plans, see Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," in this Report.

Issuer Purchases of Equity Securities

        The Company sponsored Employee Stock Ownership Plan purchased 90,000 shares of our common stock at an average price per share of $26.49 in the open market during December 2007.

        The Company did not make any purchases of NBTY Common Stock during the fourth quarter of fiscal 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among NBTY, Inc., The NYSE Composite Index
And The NYSE Health Care Index

*
$100 invested on 9/30/03 in stock & index-including reinvestment of dividends. Fiscal year ending September 30.

Item 6.    Selected Financial Data

        The following table sets forth the selected financial data derived from the audited financial statements of the Company. For additional information, see the consolidated financial statements of the Company and the notes thereto. The selected historical financial data of the Company also should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this Report.

	Fiscal Years Ended September 30,
	2008	2007	2006	2005	2004
	(Dollars and shares in thousands, except per share amounts)
Selected Income Statement Data:
Net sales	$2,179,469	$2,014,506	$1,880,222	$1,737,187	$1,652,031

Costs and expenses:
Cost of sales	1,102,169	966,784	992,197	895,644	822,412
Advertising, promotion and catalog	140,479	120,126	103,614	108,005	85,238
Selling, general and administrative	700,209	619,995	598,742	588,166	554,838
Trademark/goodwill impairment	—	—	10,450	7,686	—

Income from operations	236,612	307,601	175,219	137,686	189,543
Interest expense	(18,639)	(16,749)	(25,924)	(26,475)	(24,663)
Miscellaneous, net	13,067	13,124	3,532	8,051	4,125

Income before provision for income taxes	231,040	303,976	152,827	119,262	169,005
Provision for income taxes	77,889	96,044	41,042	41,125	57,156

Net income	$153,151	$207,932	$111,785	$78,137	$111,849

Per Share Data:
Net income per share:
Basic	$2.42	$3.09	$1.66	$1.16	$1.67
Diluted	$2.33	$3.00	$1.62	$1.13	$1.62
Weighted average common shares outstanding:
Basic	63,386	67,268	67,199	67,162	66,793
Diluted	65,739	69,404	69,130	69,137	69,069
Selected Balance Sheet Data:
Working Capital	$573,402	$564,952	$391,713	$475,728	$359,847
Total assets	1,936,358	1,534,935	1,304,310	1,482,302	1,232,653
Long-term debt, net of current portion	538,402	210,106	191,045	428,204	306,531
Total stockholders' equity	998,196	1,055,970	839,432	716,055	639,798

        Operating results in all periods presented reflect the impact of acquisitions. The timing of those acquisitions and the changing mix of businesses as acquired companies are integrated into the Company may affect the comparability of results from one period to another. (See Note 3 to the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data," of this Report.)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Readers are cautioned that certain statements contained herein are forward-looking statements and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements" on page 1. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. This discussion also should be read in conjunction with the notes to our consolidated financial statements contained in Item 8. "Financial Statements and Supplementary Data," of this Report. Dollar amounts are in thousands, unless otherwise noted.

Background

        We are a leading global vertically integrated manufacturer, marketer and retailer of a broad line of high quality, value-priced nutritional supplements in the United States and throughout the world. We market approximately 25,000 products under numerous brands, including Nature's Bounty®, Vitamin World®, Pure Protein®, Body Fortress®, Puritan's Pride®, Holland & Barrett®, Rexall®, Osteo Bi-Flex®, Flex-A-Min®, Knox®, Sundown®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®, DeTuinen®, Le NaturisteTM, SISU®, Solgar®, Physiologics® and Ester-C®. We have continued to grow through our marketing practices and through a series of strategic acquisitions. Since 1986, we have acquired and successfully integrated approximately 30 companies or businesses engaged in the manufacturing, retail and direct response sale of nutritional supplements, including:

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

    •
    Fiscal 2007: Ester-C® (formerly Zila Nutraceuticals, Inc.); and

    •
    Fiscal 2008: Doctor's Trust, Leiner Health Products, Inc. ("Leiner") and Julian Graves.

        We market our products through four distribution channels:

    •
    Wholesale/US Nutrition—This segment is comprised of several divisions, each targeting specific market groups which include mass market retailers, supermarkets and drug store chains, pharmacies, health food stores, bulk and international customers, wholesalers and distributors.

    •
    North American Retail—This segment generates revenue through its 441 owned and operated Vitamin World and Nutrition Warehouse stores selling proprietary brand and third-party products and through its Canadian operation of 81 owned and operated Le Naturiste stores.

    •
    European Retail—This segment generates revenue through its 526 Holland & Barrett stores, 346 recently acquired Julian Graves stores and 31 GNC stores in the UK, 71 DeTuinen stores in the Netherlands and 19 Nature's Way stores in Ireland. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

    •
    Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the internet. Catalogs are strategically mailed to customers who order by mail, internet, or phone.

        Our net sales from Wholesale/US Nutrition, North American Retail, European Retail, and Direct Response/E-Commerce, as a percentage of consolidated net sales, were approximately 53%, 9%, 28% and 10%, respectively, for the fiscal year ended September 30, 2008. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. Gross margins are affected by, among other things, changes in the relative sales mix among our four distribution channels and the level of promotional programs offered. Historically, gross margins from our Direct Response/E-Commerce and two retail divisions have typically been higher than gross margins from our wholesale division.

Recent Acquisitions

Leiner

        On July 14, 2008, we acquired substantially all the nutritional supplement assets of Leiner Health Products, Inc. for approximately $370.6 million. The terms of the Asset Purchase Agreement provide for various working capital adjustments. This acquisition received the approval of the bankruptcy court overseeing the Leiner Estate. The purchase price was funded primarily by the use of our existing $325 million revolving credit facility, as well as cash on hand.

        We believe the acquisition, which includes Leiner's U.S. store brand vitamins, minerals and supplements products and Vita Health Products, Inc., Leiner's Canadian subsidiary, enhances our leadership position in the wholesale market sector and strengthens our ability to provide continuous product supply to our customers. The acquisition also expanded our manufacturing capabilities with the addition of four facilities in California, one in North Carolina and one in Canada.

Julian Graves

        On September 16, 2008, we acquired Julian Graves, an independent retailer of nuts, fruits and confectionaries, for approximately $25 million. Julian Graves has a network of 346 stores throughout the UK.

        In September 2008, the UK Office of Fair Trading commenced an investigation under the merger control provisions of the Enterprise Act 2002 into the completed acquisition by NBTY Europe of Julian Graves. The investigation is ongoing. If the Office of Fair Trading concludes that there is a realistic prospect that the acquisition of Julian Graves will substantially lessen competition in the UK or a substantial part of the UK, it will either refer the acquisition for a further investigation by the Competition Commission or accept undertakings from NBTY Europe in lieu thereof. In the event of an adverse finding by the Competition Commission, NBTY Europe may be required to offer undertakings to resolve the competition concerns identified. Undertakings could include divestment of all or some of the acquired Julian Graves stores. Pending the outcome of the investigation, NBTY Europe has not integrated the Julian Graves business with its existing UK operations.

Critical Accounting Estimates and Policies

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These judgments can be subjective and complex, and consequently actual results could differ materially from those estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As with any set of assumptions and estimates, there is a range of reasonably likely amounts that may be reported.

        The following critical accounting policies have been identified as those that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition:

        We recognize product revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement to deliver a product, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Since the delivery terms for most sales within the Wholesale and Direct Response segments are F.O.B. destination, generally title and risk of loss transfer to the customer at the time the product is received by the customer. With respect to our retail store operations, we recognize revenue upon sale of products to retail customers. Net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional program incentive allowances.

Allowance for sales returns:

        We analyze sales returns in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48 "Revenue Recognition When Right of Return Exists." We are able to make reasonable and reliable estimates of product returns based on our 29 year history in this business. Estimates for sales returns are based on a variety of factors including actual return experience of specific products or similar products. We also review our estimates for product returns based on expected return data communicated to us by customers. Additionally, we monitor the levels of inventory at our largest customers to avoid excessive customer stocking of merchandise. Allowances for returns of new products are estimated by reviewing data of any prior relevant new product introduction return information. We also monitor the buying patterns of the end-users of our products based on sales data received by our over eleven-hundred retail outlets in North America and Europe. Historically, the difference in the amount of actual returns compared to our estimate has not been significant.

Promotional program incentive allowance:

        We estimate our allowance for promotional program incentives based upon specific outstanding programs and historical experience. The allowance for sales incentives offered to customers is based on various contractual terms or other arrangements agreed to in advance with certain customers. Generally, customers earn such incentives as specified sales volumes are achieved. We record these incentives as a reduction to sales as the specified targets are achieved.

Allowance for doubtful accounts:

        We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current creditworthiness, as determined by our review of current credit information. We estimate bad debt expense based upon historical experience as well as customer collection issues to adjust the carrying amount of the related receivable to its estimated realizable value. Such bad debt expense has historically been within expectations and allowances established.

Inventories:

        Inventories are stated at the lower of cost (first-in first-out method) or market. The cost elements of inventories include materials, labor and overhead. We use standard costs for labor and overhead and periodically adjust those standards. In evaluating whether inventories are stated at the lower of cost or market, we consider such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. Based on this evaluation, we record an adjustment to cost of goods sold to reduce inventories to net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or competition differ from expectations.

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

        During fiscal 2008, 2007 and 2006, we recognized impairment charges of $776, $1,336 and $3,141, respectively, on assets to be held and used. These impairment charges related primarily to leasehold improvements and furniture and fixtures for our North American Retail operations and were included in selling, general and administrative expense in the consolidated statements of income. During fiscal 2007, we recognized an additional impairment charge of $2,600 on land and building located in Augusta, Georgia.

        Goodwill and indefinite-lived intangibles are tested for impairment annually, or more frequently if impairment indicators are present. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. These evaluations require the use of judgment as to the effects of external factors and market conditions on our conduct of operations, and they require the use of estimates in projecting future operating results. If actual external conditions or future operating results differ from our judgments, impairment charges may be necessary to reduce the carrying value of the subject assets. The fair value of an asset could vary, depending upon the different estimating methods employed, as well as assumptions made. This may result in an impairment of the intangible assets and/or goodwill. An impairment charge would reduce operating income in the period it was determined that the charge was needed. We test goodwill annually as of September 30, the last day of our fourth fiscal quarter, unless an event occurs that would cause us to believe the value is impaired at an interim date. No impairment adjustments were deemed necessary as a result of the September 30, 2008, 2007 and 2006 goodwill and indefinite-lived intangible assets impairment testing. We use a combination of the income and market approaches to estimate the fair value of our reporting units. A 10% change in the estimate of fair value would not impact our assessment.

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

Stock-based compensation:

        We are required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model, including an estimate of forfeitures. Inherent in this model are assumptions related to expected stock-price volatility, risk-free interest rate, expected life and dividend yield. Expected stock-price volatility is based on the historical daily price changes of the underlying stock which are obtained from public data sources. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. We use historical data to estimate expected dividend yield, expected life and forfeiture rates.

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

	Fiscal year ended September 30,
	2008	2007	2006
Net sales	100%	100%	100%

Costs and expenses:
Cost of sales	50.6%	48.0%	52.8%
Advertising, promotion and catalog	6.4%	6.0%	5.5%
Selling, general and administrative	32.1%	30.8%	31.8%
Trademark impairment	—	—	0.6%

	89.1%	84.7%	90.7%

Income from operations	10.9%	15.3%	9.3%

Other income (expense):
Interest	-0.9%	-0.8%	-1.4%
Miscellaneous, net	0.6%	0.7%	0.2%

	-0.3%	-0.2%	-1.2%

Income before provision for income taxes	10.6%	15.1%	8.1%
Provision for income taxes	3.6%	4.8%	2.2%

Net income	7.0%	10.3%	5.9%

Fiscal Year Ended September 30, 2008 ("fiscal 2008") Compared to Fiscal Year Ended September 30, 2007 ("fiscal 2007")

  Net Sales

        Net sales by segment for the fiscal year ended September 30, 2008 as compared to the prior comparable period were as follows:

	Net Sales by Segment Fiscal year ended September 30,
	2008		2007
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale/US Nutrition	$1,160,486	53.2%	$976,814	48.5%	$183,672	18.8%
North American Retail	208,014	9.5%	223,435	11.1%	(15,421)	-6.9%
European Retail	600,463	27.6%	620,281	30.8%	(19,818)	-3.2%
Direct Response/E-Commerce	210,506	9.7%	193,976	9.6%	16,530	8.5%

Net sales	$2,179,469	100.0%	$2,014,506	100.0%	$164,963	8.2%

  Wholesale/US Nutrition

        Net sales for the Wholesale/US Nutrition segment increased $183,672 or 18.8% to $1,160,486 for the fiscal year ended September 30, 2008. This increase includes net sales of $93,365 from our acquisition of Leiner during fiscal 2008. The increase in net sales, excluding Leiner, was $90,307 or 9.2%. This increase was primarily due to increased revenue from existing customers, new product introductions and promotions. Some of the major brands in this segment include Nature's Bounty, Solgar, Osteo Bi-Flex and Rexall. Collectively, net sales of these brands increased $37,750 in fiscal 2008 compared to fiscal 2007. Net sales from our sports nutrition brands increased $27,584 over the prior year. In addition, our wholesale net sales to international customers increased $14,378 in fiscal 2008 as compared to fiscal 2007. We continue to adjust shelf space allocation between the US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition's position in the mass market. Wholesale/US Nutrition continues to leverage valuable consumer sales information obtained from our Vitamin World retail stores and Puritan's Pride Direct Response/E-Commerce operations to provide our mass-market customers with data and analyses to drive mass market sales.

        We continue to use targeted promotions to grow overall sales. Promotional programs and rebates were $125,013, or 9.6% of sales for fiscal 2008 as compared to $89,187, or 8.2% of sales for fiscal 2007.

        Product returns were $21,506 or 1.6% of sales for the fiscal year ended September 30, 2008 as compared to $21,976 or 2.0% of sales for fiscal 2007. The product returns for the fiscal year ended September 30, 2008 and 2007 were mainly attributable to returns in the ordinary course of business.

        One customer, Wal-Mart Stores, Inc., represented 22% and 18% of the Wholesale/US Nutrition segment's net sales for fiscal 2008 and 2007, respectively. It also represented 12% and 9% of consolidated net sales for fiscal years 2008 and 2007, respectively. The loss of this customer, or any of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace such customer.

  North American Retail

        Net sales for this segment decreased $15,421 or 6.9% to $208,014 for the fiscal year ended September 30, 2008. Sales for stores open more than one year (same store sales) decreased 4%, representing $7,327 of the overall decline in net sales. This decline in net sales is partially attributable to a shift in our Vitamin World stores strategy from reliance on promotional discounting to drive sales to an everyday low price for its customers. In addition, the sales decrease is due, in part, to 16 fewer Vitamin World stores operating at the end of fiscal 2008 as compared to fiscal 2007.

        The following is a summary of North American Retail store activity for the fiscal year ended September 30, 2008 and 2007:

North American Retail stores:	Fiscal 2008	Fiscal 2007
Vitamin World
Open at beginning of the period	457	476
Opened during the period	8	1
Closed during the period	(24)	(20)
Open at end of the period	441	457
Le Naturiste
Open at beginning of the period	80	95
Opened during the period	1	—
Closed during the period	—	(15)
Open at end of the period	81	80
Total North American Retail
Open at beginning of the period	537	571
Opened during the period	9	1
Closed during the period	(24)	(35)
Open at end of the period	522	537

        We anticipate opening up to 20 additional Vitamin World stores and one Le Naturiste store during fiscal 2009. We may close up to 13 under-performing Vitamin World stores during fiscal 2009.

  European Retail

        Net sales for this segment decreased $19,818, or 3.2% to $600,463 for fiscal 2008. The decrease in net sales is due to the difficult retail environment in the UK. Same store sales declined 6% or $35,388 in fiscal 2008 as compared to fiscal 2007. This decrease was partially offset by an increase from 21 additional stores open as of the end of fiscal 2008 as compared to fiscal 2007. In addition, the acquisition of Julian Graves on September 16, 2008 contributed net sales of $4,890 during fiscal 2008. The European Retail division continues to leverage its premier status, high street locations and brand awareness.

        The following is a summary of European Retail store activity for the fiscal years ended September 30, 2008 and 2007:

European Retail stores:	Fiscal 2008	Fiscal 2007
Open at beginning of the period	626	617
Opened during the period	21	12
Julian Graves acquired during the period	346	—
Closed during the period	—	(3)
Open at end of the period	993	626

        We anticipate opening an additional 15 stores during fiscal 2009.

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased $16,530 or 8.5% for the fiscal year ended September 30, 2008. These results reflect a lowering of prices to garner greater market share in a highly competitive environment and an increase in marketing and promotional activity as compared to the prior fiscal year. This division continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical results reflect this pattern and therefore this division should be viewed on an annual, and not quarterly, basis.

        The average order size decreased approximately 9% for fiscal 2008 as compared to fiscal 2007. On-line net sales comprised 44% of this segment's net sales for fiscal 2008 as compared to 38% for fiscal 2007. We remain the vitamin and nutritional supplements leader in the direct response and e-commerce sectors and continue to increase the number of products available via our catalog and websites.

  Gross Profit

        Gross profit as a percentage of net sales by segment for the fiscal year ended September 30, 2008 as compared to the prior fiscal year was as follows:

	Gross Profit by Segment Fiscal year ended September 30,
	2008		2007
						Gross Profit change
Segment	Gross Profit	% of sales	Gross Profit	% of sales	$ change
Wholesale/US Nutrition	$446,497	38.5%	$404,350	41.4%	$42,147	-2.9%
North American Retail	131,719	63.3%	132,638	59.4%	(919)	4.0%
European Retail	378,106	63.0%	394,951	63.7%	(16,845)	-0.7%
Direct Response/E-Commerce	120,978	57.5%	115,783	59.7%	5,195	-2.2%

Gross Profit	$1,077,300	49.4%	$1,047,722	52.0%	$29,578	-2.6%

        The Wholesale/US Nutrition segment's gross profit percentage decreased to 38.5% for fiscal 2008 as compared to 41.4% for fiscal 2007. For the fourth quarter of the fiscal year, the gross profit percentage was 31.0% as compared to 41.0% for the prior comparable period. The decline in gross margin was mainly due to higher raw material and other manufacturing costs which were not offset by higher prices charged to customers and lower margins on Leiner private label products. In addition, lower gross profits are partially due to increased promotional activity and a fair value adjustment to acquired inventory required under purchase accounting, which resulted in a temporary decrease in gross profit of $3,700 when a portion of the acquired inventory was sold during the fourth quarter of fiscal 2008.

        The increase in the North American Retail segment's gross profit percentage to 63.3% for fiscal 2008 as compared to 59.4% for fiscal 2007 reflects a shift in promotional strategy as well as a focus on rationalizing SKU's and enhanced visual merchandising. The decrease in the European Retail segment's gross profit is due to lower sales volumes. The decrease in the Direct Response/E-Commerce segment's gross profit percentage to 57.5% for fiscal 2008 as compared to 59.7% for fiscal 2007 reflects the increase in promotional activity discussed under net sales above, which resulted in an increase in Direct Response/E-Commerce total gross profit dollars of $5,195 in fiscal 2008.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses by segment for the fiscal year ended September 30, 2008 as compared with the prior fiscal year were as follows:

	Fiscal year ended September 30,
	2008	2007	$ Change	% Change
Wholesale/US Nutrition	$92,316	$79,184	$13,132	16.6%
North American Retail	5,903	8,581	(2,678)	-31.2%
European Retail	12,970	13,765	(795)	-5.8%
Direct Response/E-Commerce	28,891	17,986	10,905	60.6%
Corporate	399	610	(211)	-34.6%

Total	$140,479	$120,126	$20,353	16.9%

Percentage of net sales	6.4%	6.0%

        The increase in the Wholesale/US Nutrition segment's advertising, promotions and catalogs is due to the increased advertising campaigns for some of our leading brands. During fiscal 2008 we increased television campaigns for our Ester-C, Osteo Bi-Flex and Flex-A-Min brands. We create our own advertising materials through our in-house staff of advertising associates. The decrease in the North American Retail segment's advertising reflects the aforementioned shift in strategy to fewer promotional programs offered in fiscal 2008 as compared to fiscal 2007. In the U.K. and Ireland, both Holland & Barrett and Nature's Way advertise on television and in national newspapers. GNC (UK) and De Tuinen also advertise in newspapers. SISU advertises in trade journals and magazines. The increase in the Direct Response/E-Commerce advertising expense is due to increased internet marketing and advertising costs and additional catalogs mailed.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses by segment for the fiscal year ended September 30, 2008 as compared to the prior fiscal year were as follows:

	Fiscal year ended September 30,
	2008	2007	$ Change	% Change
Wholesale/US Nutrition	$160,649	$128,395	$32,254	25.1%
North American Retail	122,379	121,286	1,093	0.9%
European Retail	243,195	224,220	18,975	8.5%
Direct Response/E-Commerce	57,185	47,092	10,093	21.4%
Corporate	116,801	99,002	17,799	18.0%

Total	$700,209	$619,995	$80,214	12.9%

Percentage of net sales	32.1%	30.8%

        The Wholesale/US Nutrition's selling, general and administrative expense ("SG&A") increased $32,254 for fiscal 2008 as compared to fiscal 2007. This increase includes approximately $5,300 of acquisition related integration costs for Leiner. Payroll and payroll related costs increased $6,686, of which $3,038 relates to the Leiner operation. Freight costs increased $8,681, of which approximately $3,000 relates to the Leiner operation, and the remaining increase relates to additional shipments and higher fuel surcharges. Bad debt expense increased approximately $4,000 in fiscal 2008 as compared to fiscal 2007 reflecting the weak economic environment. Building related costs increased $3,900 and commissions to brokers increased $2,994.

        The European Retail's SG&A increased $18,975 due to an increase of $7,542 for occupancy expenses related to rent increases and new stores; an increase of $5,180 for payroll and payroll related expenses; and an increase of approximately $3,000 for SG&A costs relating to the recently acquired Julian Graves operations. The Direct Response/E-Commerce SG&A increased $10,093 due to an increase of $3,166 for payroll and payroll related expenses (including temporary labor), an increase of $2,860 for consultant fees primarily related to information technology infrastructure projects, and an increase in freight costs of $1,043 due to increased sales volume. The Corporate segment's SG&A increased $17,799 primarily due to an increase in payroll and payroll related costs (including temporary labor) of $13,108 for wage increases and bonuses and which includes approximately $2,718 for severance costs, in the form of stay-bonuses, associated with Leiner transitional associates. In addition, Corporate SG&A increased approximately $1,595 relating to information technology license agreements and $1,521 relating to insurance.

  Interest Expense

        Interest expense increased $1,890 to $18,639 for fiscal 2008 as compared to $16,749 for fiscal 2007 primarily due to the addition of a new $300,000 term loan entered into during the fourth quarter of fiscal 2008 in connection with the Leiner acquisition.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

	Fiscal year ended September 30,
	2008	2007	$ Change
Foreign exchange gains	$3,038	$4,535	$(1,497)
Investment income	8,016	7,134	882
Rental income	1,743	865	878
Other	270	590	(320)

Total	$13,067	$13,124	$(57)

        Miscellaneous, net decreased due to lower realized and unrealized foreign exchange gains on intercompany balances for the fiscal year ended September 30, 2008 partially offset by higher investment and rental income.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for fiscal 2008 was 33.7%, compared to 31.6% in the prior fiscal year. The fiscal 2008 effective tax rate is higher than the fiscal 2007 effective tax rate due to our decision in fiscal 2007 to reinvest a portion of our foreign earnings in a lower tax jurisdiction. The effective income tax rates are generally lower than the U.S. federal statutory rate, primarily due to the structure of our foreign subsidiaries which could also continue to impact future fiscal quarters.

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

Fiscal Year Ended September 30, 2007 ("fiscal 2007") Compared to Fiscal Year Ended September 30, 2006 ("fiscal 2006")

  Net Sales

        Net sales by segment for the fiscal year ended September 30, 2007 as compared to the prior fiscal year were as follows:

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

  Wholesale/US Nutrition

        Net sales for the Wholesale/US Nutrition segment increased $91,668 or 10.4% to $976,814 for the fiscal year ended September 30, 2007. This increase was primarily due to increased revenue from existing customers, new product introductions and promotions. Some of the major brands in this segment include Nature's Bounty, Solgar, Osteo Bi-Flex and Rexall. Collectively, these brands represented over 40% of the division's net sales in fiscal 2007. In addition, our wholesale net sales to international customers increased $16,992, or 12.2% to $156,308 in fiscal 2007. We continued to adjust shelf space allocation between the US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts helped to strengthen US Nutrition's position in the mass market. Wholesale/US Nutrition continued to leverage valuable consumer sales information obtained from our Vitamin World retail stores and Puritan's Pride Direct Response/E-Commerce operations to provide our mass-market customers with data and analyses to drive mass market sales.

        Product returns were $21,976 or 2.2% of net sales for the fiscal year ended September 30, 2007 as compared to $28,113 or 3.2% of net sales for fiscal 2006. The product returns for the fiscal year ended September 30, 2007 and 2006 were mainly attributable to returns in the ordinary course of business. The product returns for the fiscal year ended September 30, 2006 were comprised of low carb related products as well as returns in the ordinary course of business.

  North American Retail

        Net sales for this segment decreased $10,780 or 4.6% to $223,435 for the fiscal year ended September 30, 2007. This decrease was primarily due to 35 fewer Vitamin World and Le Naturiste stores operating at the end of fiscal 2007 as compared to the prior fiscal year, which reduced sales by approximately $7,400. Same store sales for stores open more than one year increased one percent. Additionally, the number of customers in the Savings Passport Program, a customer loyalty program, increased approximately 1.3 million to 8.3 million customers at September 30, 2007, as compared to 7.0 million customers at the end of the prior fiscal year. The Savings Passport Card is used to increase customer traffic and provide incentives for customers to purchase at Vitamin World. It is also a tool we utilize to track customer preferences and purchasing trends. During the fiscal year ended September 30, 2007, we closed 36 under-performing Vitamin World and Le Naturiste stores.

        The following is a summary of North American Retail store activity for the fiscal years ended September 30, 2007 and 2006:

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

  *
  Three franchised stores were converted to company-owned stores during the period.

  European Retail

        The increase in net sales of $55,348, or 9.8%, for fiscal 2007 was primarily the result of favorable foreign currency translation. Due in part to the difficult retail environment, same store sales for stores open more than one year, in local currency, essentially remained unchanged from the prior fiscal year. Same store sales in U.S. dollars increased 8.4% or $46,779 as compared to fiscal 2006.

        The following is a summary of European Retail store activity for the fiscal years ended September 30, 2007 and 2006:

European Retail stores:	Fiscal 2007	Fiscal 2006
Company-owned stores
Open at beginning of the period	596	590
Opened during the period	11	12
Closed during the period	(3)	(6)
Open at end of the period	604	596
Franchised stores
Open at beginning of the period	21	22
Opened during the period	1	—
Closed during the period	—	(1)
Open at end of the period	22	21

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales, which includes mail-order and on-line net sales, decreased $1,952 or 1.0% for the fiscal year ended September 30, 2007. This decrease reflected the lowering of prices to gain a greater share of the market in a highly competitive environment. In addition, the average order size in dollars decreased approximately 6.2% as compared to the prior fiscal year.

On-line net sales comprised 37.7% of this segment's net sales for the fiscal year ended September 30, 2007 as compared to 33.2% in fiscal 2006. We remain a leader in the Direct Response and E-Commerce sectors and continue to increase the number of products available via our catalog and websites. We vary our promotional strategy throughout the fiscal year and, as such, our historical results reflect this pattern and should be viewed on an annual, and not quarterly, basis.

  Gross Profit

        Gross profit as a percentage of net sales by segment for the fiscal year ended September 30, 2007 as compared to the prior fiscal year was as follows:

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

        The Wholesale/US Nutrition segment's gross profit as a percentage of net sales increased to 41.4% for the fiscal year ended September 30, 2007 from 31.9% for the prior fiscal year principally as a result of greater efficiencies generated in manufacturing and supply chain management brought about by economies of scale and changes in product mix. Some of the largest contributors to gross profit in this segment included Nature's Bounty, Solgar, Osteo Bi-Flex and Rexall. Gross profit percentage increases were realized across substantially all wholesale categories. These increases were partially offset by higher purchase prices of certain products, including whey protein, particularly in the fourth quarter of fiscal 2007.

        The increase in the European Retail segment's gross profit dollars was primarily the result of favorable foreign currency translation. The increase in gross profit in the North American Retail segment primarily reflected changes in product mix. The gross profit in the Direct Response/E-Commerce segment remained relatively unchanged and related to the timing of discounting of products and changes in the promotional programs in effect this fiscal year as compared to the prior fiscal year.

        Our gross profit percentage, across all segments, is affected by the fluctuation in the purchase price of certain raw materials, as well as many other factors. Towards the end of fiscal 2007, we experienced an increase in the purchase price of certain raw materials.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses by segment for the fiscal year ended September 30, 2007 as compared with the prior fiscal year were as follows:

	Fiscal year ended September 30,
	2007	2006	$ Change	% Change
Wholesale/US Nutrition	$79,184	$63,407	$15,777	24.9%
North American Retail	8,581	8,241	340	4.1%
European Retail	13,765	13,214	551	4.2%
Direct Response/E-Commerce	17,986	18,466	(480)	-2.6%
Corporate	610	286	324	113.3%

Total	$120,126	$103,614	$16,512	15.9%

Percentage of net sales	6.0%	5.5%

        The increase in the Wholesale/US Nutrition's advertising, promotions and catalogs expense was mainly attributable to the timing and number of advertising campaigns for some of our leading brands. During fiscal 2007, we increased television and other media advertising for our Osteo Bi-Flex and Ester-C brands, among others. We create our own advertising materials through our in-house staff of advertising associates. In the UK and Ireland, both Holland & Barrett and Nature's Way advertise on television and in national newspapers. GNC (UK) and De Tuinen also advertise in newspapers. SISU advertises in trade journals and magazines.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses by segment for the fiscal year ended September 30, 2007 as compared with the prior comparable period were as follows:

	Fiscal year ended September 30,
	2007	2006	$ Change	% Change
Wholesale/US Nutrition	$128,395	$132,560	$(4,165)	-3.1%
North American Retail	121,286	128,310	(7,024)	-5.5%
European Retail	224,220	195,689	28,531	14.6%
Direct Response/E-Commerce	47,092	45,328	1,764	3.9%
Corporate	99,002	96,855	2,147	2.2%

Total	$619,995	$598,742	$21,253	3.5%

Percentage of net sales	30.8%	31.8%

        Wholesale/US Nutrition's selling, general and administrative expense decreased primarily due to higher severance costs for the fiscal year ended September 30, 2006 related to a workforce reduction which in turn decreased headcount and salaries for the fiscal year ended September 30, 2007. The decrease in the North American Retail's selling, general and administrative expense was primarily due to a decrease in salaries, rents and related lease expenses and depreciation as a result of 35 fewer stores in operation during the fiscal year ended September 30, 2007 as compared to the prior fiscal year. In addition, asset impairment charges relating to certain under-performing North American Retail stores decreased $1,805 during fiscal 2007 as compared to the prior fiscal year. The European Retail's selling, general and administrative expense increased primarily due to foreign exchange translation of $18,380 and a combined increase in building and salary expenses of $10,039 relating primarily to inflationary increases and the renegotiation of leases for a number of our prime retail locations.

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

  Provision for Income Taxes

        Our income tax expense is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct our business, and our ability to utilize state tax credits that expire primarily between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the fiscal year ended September 30, 2007 was 31.6%, compared to 26.9% in the prior fiscal year. The fiscal year 2007 tax rate was lower than the statutory rate due to our decision to reinvest a portion of our foreign earnings in a lower tax jurisdiction, as well as our ability to partially utilize our prior year state and local investment tax credits. The fiscal year 2006 tax rate is lower than the statutory rate primarily due to the Foreign Earnings Repatriation ("FER") provision in the American Jobs Creation Act of 2004. During the fiscal year ended September 30, 2006, we estimated and recorded an incremental benefit of $11,289 relative to the FER provision.

Liquidity and Capital Resources

        Our primary sources of liquidity and capital resources are cash generated from operations and our revolving credit facility. The facility provides for revolving credit loans in the aggregate principal amount of up to $325,000 to be used for working capital and other general corporate purposes, and acquisitions. We have used cash to finance working capital, facility expansions, acquisitions, capital expenditures and debt service requirements. We anticipate these uses will continue to be our principal uses of cash in the future.

        On July 14, 2008, we acquired substantially all of the nutritional supplement assets of Leiner Health Products, Inc. for approximately $370,600. The terms of the Asset Purchase Agreement provide for adjustment of the purchase price based on final working capital. The purchase price was funded primarily by the use of our existing $325,000 revolving credit facility as well as cash on hand. On July 25, 2008, we amended the terms of our existing revolving credit facility to add a new $300,000 five-year term loan with an interest rate of LIBOR plus applicable margin. The proceeds from the new term loan, plus available cash balances, were used to repay the borrowings outstanding under the existing revolving credit agreement. As of September 30, 2008, $60,000 was outstanding under the revolving credit facility. The terms and financial covenants of the term loan and amended revolving credit agreement are similar to the prior agreement.

        The following table sets forth, for the periods indicated, cash balances, short-term investments and working capital:

	Fiscal year ended September 30,
	2008	2007	2006
Cash and cash equivalents at year end	$90,180	$92,902	$89,805
Cash and cash equivalents held by foreign subsidiaries	$42,172	$70,663	$20,454
Investments (short-term)	$—	$121,382	$—
Working capital	$573,402	$564,952	$391,713

        The following table sets forth, for the period indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Fiscal year ended September 30,
	2008	2007	2006
Cash flow provided by operating activities	$177,405	$240,996	$312,963
Cash flow (used in) provided by investing activities	$(345,566)	$(228,665)	$7,385
Cash flow provided by (used in) financing activities	$174,601	$(12,211)	$(299,430)
Inventory turnover	2.54	2.55	2.54
Days sales (Wholesale) outstanding in accounts receivable	38	38	38

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

        At September 30, 2008, working capital was $573,402 as compared to $564,952 at September 30, 2007.

        The overall decrease in cash provided by operating activities during fiscal 2008 as compared to fiscal 2007 of $63,591 was mainly attributable to a decrease in net income of $54,781 and an increase in working capital.

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

        Fiscal 2008 cash flows used in investing activities consisted primarily of cash paid for acquisitions of $394,532 and the purchase of property, plant and equipment of $49,097, offset by net proceeds from the sale of available-for-sale investments.

        Fiscal 2007 cash flows used in investing activities consisted primarily of the conversion of excess cash on hand to higher interest earning investments, purchases of property, plant and equipment, cash paid in the connection with the acquisition of Ester-C and cash held as collateral for a bank loan in the U.K. (see below).

        Fiscal 2006 cash flows provided by investing activities consisted primarily of proceeds from the sale of Auction Rate Securities, cash received from the seller in connection with the Solgar acquisition final net asset calculation, offset by the purchase of property, plant and equipment.

        Fiscal 2008 cash flows provided by financing activities consisted of proceeds from the new Term Loan of $300,000 relating to the acquisition of Leiner and net borrowings under the Revolving Credit Facility of $60,000, partially offset by the purchase of treasury stock of $188,432.

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

Debt Agreements

  Credit Agreement

        On November 3, 2006, we entered into a five-year $325 million Revolving Credit Agreement ("Original Credit Agreement"). The Original Credit Agreement was to be used for working capital purposes and acquisitions. On July 25, 2008, we entered into a $625 million Amended and Restated Credit Agreement ("Amended Credit Agreement"). The Amended Credit Agreement consists of the original $325 million revolving credit facility, which expires on November 3, 2011, and a $300 million five year term loan ("Term Loan"), which expires on July 25, 2013.

        In connection with both the Original and Amended Credit Agreements, we entered into a Guarantee and Collateral Agreement which grants the lenders a first priority security interest in substantially all of our respective assets. The terms, financial covenants, collateral and default interest rate of the Amended Credit Agreement are similar to the Original Credit Agreement.

  Term Loan

        The proceeds of the Term Loan were used to finance a portion of the Leiner acquisition. Interest on the Term Loan is payable quarterly and the rate charged can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR, in each case plus applicable margin. At September 30, 2008, the interest rate was approximately 5.3125%. Amortization of the Term Loan is 2.5% per quarter through June 30, 2010, 5.0% per quarter through June 30, 2011, 7.5% per quarter through June 30, 2013, and 2.5% due at maturity, July 25, 2013.

  Revolving Credit Facility

        The revolving credit facility, which expires on November 3, 2011, is available to be used for working capital purposes and acquisitions. Interest is payable quarterly and the rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR, in each case plus an applicable margin. At September 30, 2008, the interest rate, including the applicable margin, was approximately 6.0%.

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

  Senior Subordinated Notes

        In September 2006, we issued 10-year 7 1/8% Senior Subordinated Notes due 2015 in the aggregate principal amount of $200,000 (the "Notes"). In March 2007, we purchased, on the open market, $10,000 face value of the Notes for $9,575. The Notes are guaranteed by all of our domestic subsidiaries and are full, unconditional and joint and several and uncollaterized and subordinated in right of payment for all existing and future indebtedness of the Company. The Notes are subject to redemption, at the option of the Company, in whole or in part, at any time on or after October 1, 2010, and prior to maturity at certain fixed redemption prices plus accrued interest. The Notes do not have any sinking fund requirements. Interest is paid semi-annually on April 1st and October 1st. The Notes are net of unamortized discount of $1,292 and $1,429 at September 30, 2008 and 2007, respectively.

  Multi-currency Term Loan

        In September 2007, we entered into a multicurrency term facility agreement with a bank. During fiscal 2008, we amended the terms of the facility to extend the maturity to December 2010. As part of the amendment, we are required to maintain cash collateral in the amount of the outstanding loan balance. At September 30, 2008, the amount outstanding under this facility was £9,575 denominated in the British Pound Sterling, which approximated $17,222 in US dollars based upon the exchange rate as of September 30, 2008. As a result, the cash collateral securing the loan of $17,222 is included in other assets within the consolidated balance sheet at September 30, 2008. The loan is to be paid in full at our maturity date of December 29, 2010. Interest is payable quarterly at LIBOR plus an applicable margin. At September 30, 2008, the interest rate was approximately 6.4%.

  Interest Rate Swaps

        In August 2008, we entered into two interest rate swap contracts to hedge the variability of future cash flows relating to a portion of the interest payments on our Term Loan. Each swap contract has a notional amount of $100 million and a fixed interest rate, before bank margin of 3.88% for a two year term and 4.195% for a three year term, respectively. Under the terms of the swap contracts, variable interest payments for a portion of our Term Loan will be swapped for fixed interest payments.

        In accordance with SFAS 133, as amended by SFAS 138, we have formally documented the relationship between the interest rate swap contracts and the Term Loan, as well as our risk management objective and strategy for undertaking the hedge transactions. This process includes linking the derivative which was designated as a cash flow hedge to the specific liability on the balance sheet. We will record the change in the fair value of the swap contracts through Other Comprehensive Income, net of tax. Since we expect these hedging relationships to be highly effective, both at inception of the hedges and on an ongoing basis, they are expected to be highly effective in achieving offsetting changes in fair value attributable to the hedged risk during the period that the hedges are designated. We have determined that there will be no ineffectiveness in the hedging relationships since the hedged forecasted interest payments are based on the same notional amount, have the same reset dates, and are based on the same benchmark interest rate designated under the variable rate Term Loan. We also assess, both at the inception of the hedges and on an ongoing basis, whether the derivatives used in the hedging transaction are highly effective in offsetting changes in the cash flows of the hedged item. At September 30, 2008, the swap contracts liability was $2,219.

  Financial Covenants and Credit Rating

        Our Credit Agreement and the indenture governing the Notes ("Indenture") impose certain restrictions on us regarding capital expenditures and limit our ability to do any of the following: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay dividends or distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. We were in compliance with all covenants under our Credit Agreement and Indenture at September 30, 2008.

        In addition, a default under certain covenants in the Indenture and the Credit Agreement, respectively, could result in the acceleration of our payment obligations under the Credit Agreement and the Indenture, as the case may be, and, under certain circumstances, in cross-defaults under other debt obligations. These defaults may have a negative effect on our liquidity.

        At September 30, 2008, credit ratings were as follows:

Credit Rating Agency	Secured Debt	7 1/8% Notes	Overall
Standard and Poors	BBB-	BB	BB/Stable
Moody's	Ba1/LGD3	B1/LGD6	Ba2

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements. For information relating to certain contractual cash obligations see below.

Contractual Obligations

        A summary of contractual cash obligations as of September 30, 2008 is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt, excluding interest	$571,711	$33,309	$124,667	$225,027	$188,708
Interest	149,753	31,318	48,697	35,894	33,844
Operating leases	669,747	120,870	197,656	140,691	210,530
Purchase commitments	239,590	239,590
Capital commitments	9,512	9,512
Employment and consulting agreements	5,405	3,245	2,160

Total contractual cash obligations	$1,645,718	$437,844	$373,180	$401,612	$433,082

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

        We were committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $239,590 at September 30, 2008. Such purchase commitments are generally cancelable at our discretion until the order has been shipped, but require repayment of all expenses incurred through the date of cancellation.

        We had approximately $9,512 in open capital commitments at September 30, 2008, primarily related to leasehold improvements, as well as manufacturing equipment, computer hardware and software.

        At September 30, 2008, we had $10,007 in unrecognized tax benefits, the recognition of which would have an effect of $6,666 on income tax expense and the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

        We have employment agreements with two of our executive officers. The agreements, entered into on March 1, 2008, each have a term of three years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and change in control of the Company. The remaining commitment for salaries to these two officers as of September 30, 2008 was approximately $3,685. In addition, five members of Holland & Barrett's senior executive staff have service contracts terminable by us upon twelve months notice. The annual aggregate commitment for such senior executive staff as of September 30, 2008 was approximately $1,608.

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

Foreign Currency

        Approximately 33%, 36% and 35% of our net sales for the fiscal years ended September 30, 2008, 2007 and 2006, respectively, were denominated in currencies other than U.S. dollars, principally British pounds, euros and Canadian dollars. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on us, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of assets and total liabilities as of September 30, 2008 and 2007:

	2008	2007
Assets	26%	32%
Total liabilities	12%	21%

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. dollars. This process results in exchange rate gains and losses which are included as a separate component of stockholders' equity under the caption "Accumulated other comprehensive income."

        During the fiscal years of 2008, 2007 and 2006, translation (losses) gains of ($28,335), $18,268 and $11,431, respectively, were included in determining other comprehensive income. Accordingly, cumulative translation gains of approximately $18,960 and $47,295 were included as part of accumulated other comprehensive income within the consolidated balance sheet at September 30, 2008 and 2007, respectively.

        The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies against the U.S. dollar. These currencies include the British pound sterling, the euro, the Canadian dollar and the Chinese yuan. Any future translation gains or losses could be significantly different than those noted in each of these years.

Inflation

        Inflation affects the cost of raw materials, goods and services we use. High energy costs and fluctuations in commodity prices can affect the cost of all raw materials and components. The competitive environment somewhat limits our ability to recover higher costs resulting from inflation by raising prices. However, we anticipate passing these costs to our customers, to the extent possible. We seek to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives.

Recent Accounting Developments

        In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures regarding an entity's derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", and its related interpretations; and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 will not have a material impact on our financial position, results of operations or liquidity.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," ("SFAS 141R"), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, however, includes changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for us beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS 141R will be dependent on the extent and nature of any future acquisitions.

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

        The U.S. dollar volume of net sales denominated in foreign currencies was approximately $724,154, or 33.2% of total net sales, for fiscal 2008. A majority of our foreign currency exposure is denominated in the British pound sterling and Canadian dollars. During fiscal 2008, the change in currency rates between British pound sterling and Canadian dollar as compared to the U.S. dollar was less than 1% and 10%, respectively, resulting in an increase in net sales of approximately $4,588 and no impact on operating income. The related impact on net income was approximately $0.03 per diluted share for fiscal 2008. We estimate that a 10% change in exchange rates would have impacted operating income by approximately $12,000.

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. We are exposed to changes in interest rates on our floating rate revolving credit facility, our multicurrency term facility, and our $300,000 term loan entered into on July 25, 2008. With respect to the interest on the term loan, in August 2008, we entered into two interest rate swap contracts, each with a notional amount of $100 million. Under the terms of the swap contracts, variable interest payments will be swapped for fixed interest payments. The interest rate exposure on the multicurrency term facility is mitigated by the interest earned on the cash collateral securing the loan. Therefore, a hypothetical 10% change in interest rates would not have a material effect on our consolidated pretax income or cash flow. At September 30, 2008, we had borrowings outstanding under our revolving credit facility of $60,000. A hypothetical 10% change in interest rates would not have a material effect on our consolidated pretax income or cash flow.

        The 7 1/8% Senior Subordinated Notes had a fair value at September 30, 2008, based on then quoted market prices, of $171,000. At September 30, 2008, based solely on a hypothetical 10% change in interest rates related to our fixed rate Notes, we estimate that the hypothetical fair value of our fixed rate debt would have changed approximately $6,000. We believe that the carrying value of all our other financial instruments approximates fair value due to their short maturities and variable interest rates.

 Item 8.    Financial Statements and Supplementary Data

        See the "Index to Financial Statements" located on page 63 of this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2008, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the three months ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, management assessed, as of September 30, 2008, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, management concluded that our internal control over financial reporting, as of September 30, 2008, was effective.

        In making our assessment of internal control over financial reporting as of September 30, 2008, management has excluded those companies acquired in purchase business combinations during the fourth fiscal quarter of 2008, which included Leiner Health Products, Inc. and Julian Graves Limited. These companies are wholly-owned and their total assets and net sales represented approximately 24% and 4% of our consolidated total assets and net sales, respectively as of and for the year ended September 30, 2008.

        The effectiveness of our internal control over financial reporting as of September 30, 2008, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information about our directors may be found in our Proxy Statement for the Annual Meeting of Stockholders, expected to be held on February 27, 2009 (the "Proxy Statement"), under the caption "Proposal 1. Election of Directors." Information regarding the procedures by which stockholders may recommend nominees to our board of directors may be found under the caption "Proposal 1. Election of Directors—Committees of the Board of Directors—Nominating/Corporate Governance Committee," in the Proxy Statement. That information is incorporated herein by reference.

        The information in the Proxy Statement under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers," "Proposal 1. Election of Directors—Committees of the Board of Directors—Audit Committee" and "Code of Ethics for Senior Financial Officers" is incorporated herein by reference.

Item 11.    Executive Compensation

        The information in the Proxy Statement set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation of Directors" and "Compensation Committee Report" is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information in the Proxy Statement set forth under the caption "Principal Stockholders and Security Ownership of Management" is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table summarizes the Company's equity compensation plans as of September 30, 2008 (shares in thousands).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,231	$11.53	1,451
Equity compensation plans not approved by security holders	—	—	—

Total:	3,231	$11.53	1,451

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information set forth under the captions "Certain Relationships and Related Transactions," and "Proposal 1. Election of Directors—Independence of Board Members" of the Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information concerning principal accountant fees and services appears in the Proxy Statement under the heading "Report of the Audit Committee—Audit Fees" and is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    Financial Statements and Financial Statement Schedule.

        See the "Index to Financial Statements" which is located on page 63 of this Report.

(b)    Exhibits.    The following exhibits are filed as a part of this Report or incorporated by reference and will be furnished to any security holder upon request for such exhibit and payment of any reasonable expenses incurred by the Company. A security holder should send requests for any of the exhibits set forth below to NBTY, Inc., 2100 Smithtown Avenue, Ronkonkoma, New York 11779, Attention: General Counsel.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of NBTY, Inc.(1)
3.2	Amended and Restated By-Laws of NBTY, Inc.(2)
4.1	Indenture, dated as of September 23, 2005, among NBTY, Inc., the Guarantors (as defined therein), and The Bank of New York, as Trustee(3)
4.2	Registration Rights Agreement, dated as of September 23, 2005, among NBTY, Inc., the Guarantors (as defined therein) and J.P. Morgan Securities, Inc., Adams Harness, Inc., BNP Paribas Securities Corp., HSBC Securities (USA), Inc., and RBC Capital Markets Corporation(3)
10.1	Executive Consulting Agreement, effective January 1, 2002, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(4)
10.2	First Amendment to Executive Consulting Agreement, effective January 1, 2003, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(5)
10.3	Second Amendment to Executive Consulting Agreement, effective January 1, 2004, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(6)
10.4	Third Amendment to Executive Consulting Agreement, effective January 1, 2005, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(9)
10.5	Fourth Amendment to Executive Consulting Agreement, effective January 1, 2006, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(10)
10.6	Fifth Amendment to Executive Consulting Agreement, effective January 1, 2007, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(1)
10.7	Sixth Amendment to Executive Consulting Agreement, effective January 1, 2008, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(11)
10.8	NBTY, Inc. Associate Stock Ownership Plan(12)
10.9	NBTY, Inc. Year 2000 Incentive Stock Option Plan(7)
10.10	NBTY, Inc. Year 2002 Stock Option Plan(8)
10.11	NBTY, Inc. Year 2008 Stock Option Plan(13)
10.12	Form of Incentive Stock Option Agreement pursuant to the NBTY, Inc. Year 2008 Stock Option Plan(14)
10.13	Form of Non-Qualified Stock Option Agreement pursuant to the NBTY, Inc. Year 2008 Stock Option Plan(14)
10.14	NBTY, Inc. Executive Bonus Plan(15)
10.15	Amended and Restated Credit Agreement, dated July 25, 2008, among NBTY, Inc., as Borrower, The Several Lenders from Time to Time Parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A., Citibank, N.A., HSBC Bank USA, National Association and Wachovia Bank, National Association as Co-Syndication Agents(16)

Exhibit No.	Description
10.16	Amended and Restated Guarantee and Collateral Agreement, by NBTY, Inc., the Guarantors party thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of July 25, 2008(16)
10.17	Facility Agreement, dated September 20, 2006, for Good 'N Natural Limited with JPMorgan Chase Bank, N.A., London Branch(1)
10.18	Novation and Amendment Agreement, dated December 18, 2007, for Good 'N Natural Limited with JPMorgan Chase Bank, N.A., London Branch and J.P. Morgan Europe Limited(17)
10.19	Amended and Restated Asset Purchase Agreement, dated June 9, 2008, by and among NBTY Acquisition, LLC, NBTY, Inc., Leiner Health Products, Inc., Leiner Health Services, Inc. and Leiner Health Products, LLC(19)
10.20	Employment Agreement, effective March 1, 2008, by and between NBTY, Inc. and Scott Rudolph(18)
10.21	Employment Agreement, effective March 1, 2008, by and between NBTY, Inc. and Harvey Kamil(18)
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges*
21.1	Subsidiaries of NBTY, Inc.*
23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

(1)
Incorporated by reference to NBTY, Inc.'s Form 10-K for the fiscal year ended September 30, 2005 filed December 22, 2005 (File #001-31788).

(2)
Incorporated by reference to NBTY, Inc.'s Form 10-K for the fiscal year ended September 30, 2006 filed December 11, 2006 (File #001-31788).

(3)
Incorporated by reference to NBTY, Inc.'s Form 8-K filed September 27, 2005 (File #001-31788).

(4)
Incorporated by reference to NBTY, Inc.'s Form 10-K for the fiscal year ended September 30, 2002 filed December 20, 2002 (File #0-10666).

(5)
Incorporated by reference to NBTY, Inc.'s Form 10-K for the fiscal year ended September 30, 2003 filed December 16, 2003 (File #001-31788).

(6)
Incorporated by reference to NBTY, Inc.'s Form 10-K for the fiscal year ended September 30, 2004 filed December 14, 2004 (File #001-31788).

(7)
Incorporated by reference to NBTY, Inc.'s Form S-8, filed September 20, 2000 (File #333-46188).

(8)
Incorporated by reference to NBTY, Inc.'s Proxy Statement, dated March 25, 2002 (File #0-10666).

(9)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed May 9, 2005 (File #001-31788).

(10)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed February 2, 2006 (File #001-31788).

(11)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed on November 30, 2007 (File #001-31788).

(12)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed May 9, 2008 (File #001-31788).

(13)
Incorporated by reference to Annex A to NBTY, Inc.'s Proxy Supplement, filed February 6, 2008, for the Annual Meeting of Stockholders held on February 25, 2008 (File #001-31788).

(14)
Incorporated by reference to NBTY, Inc.'s Form 8-K filed, February 29, 2008 (File #001-31788).

(15)
Incorporated by reference to Annex A to NBTY, Inc.'s Proxy Statement, filed January 16, 2008, for the Annual meeting of Stockholders held on February 25, 2008 (File #001-31788).

(16)
Incorporated by reference to NBTY, Inc.'s Form 8-K filed July 30, 2008 (File #001-31788).

(17)
Incorporated by reference to NBTY, Inc.'s Form 10-Q filed February 8, 2008 (File #001-31788).

(18)
Incorporated by reference to NBTY, Inc.'s Form 8-K filed April 3, 2008 (File #001-31788).

(19)
Incorporated by reference to NBTY, Inc.'s Form 8-K/A filed September 29, 2008 (File #001-31788).

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

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders' of NBTY, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NBTY, Inc. and its subsidiaries at September 30, 2008 and 2007, and the results of their operations and cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in "Management's Report of Internal Control Over Financial Reporting," management has excluded Leiner Health Products Inc., and Julian Graves Limited from its assessment of internal control over financial reporting as of September 30, 2008 because they were acquired by the Company in purchase business combinations during the fourth fiscal quarter of 2008. We have also excluded Leiner Health Products Inc., and Julian Graves Limited from our audit of internal control over financial reporting. These companies are wholly owned by the Company and their total assets and net sales represent approximately 24% and 4% of the Company's consolidated total assets and net sales, respectively, as reflected in its financial statements as of and for the year ended September 30, 2008.

/s/ PricewaterhouseCoopers LLP
New York, NY
December 1, 2008

NBTY, Inc.
Consolidated Balance Sheets
September 30, 2008 and 2007
(in thousands, except per share amounts)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$90,180	$92,902
Investments	—	121,382
Accounts receivable, net	122,878	98,454
Inventories	585,239	384,990
Deferred income taxes	25,098	21,441
Other current assets	75,971	44,157

Total current assets	899,366	763,326
Property, plant and equipment, net	419,066	323,154
Goodwill	342,379	251,753
Intangible assets, net	230,424	157,548
Other assets	45,123	39,154

Total assets	$1,936,358	$1,534,935

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$33,309	$989
Accounts payable	120,620	71,852
Accrued expenses and other current liabilities	172,035	125,533

Total current liabilities	325,964	198,374
Long-term debt, net of current portion	538,402	210,106
Deferred income taxes	49,139	61,788
Other liabilities	24,657	8,697

Total liabilities	938,162	478,965

Commitments and contingencies
Stockholders' equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 61,599 and 67,118 shares at September 30, 2008 and 2007, respectively	493	537
Capital in excess of par	140,990	143,244
Retained earnings	839,068	864,852
Accumulated other comprehensive income	17,645	47,337

Total stockholders' equity	998,196	1,055,970

Total liabilities and stockholders' equity	$1,936,358	$1,534,935

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.
Consolidated Statements of Income
Years Ended September 30, 2008, 2007 and 2006
(in thousands, except per share amounts)

	2008	2007	2006
Net sales	$2,179,469	$2,014,506	$1,880,222

Costs and expenses:
Cost of sales	1,102,169	966,784	992,197
Advertising, promotion and catalog	140,479	120,126	103,614
Selling, general and administrative	700,209	619,995	598,742
Trademark impairment	—	—	10,450

	1,942,857	1,706,905	1,705,003

Income from operations	236,612	307,601	175,219

Other income (expense):
Interest	(18,639)	(16,749)	(25,924)
Miscellaneous, net	13,067	13,124	3,532

	(5,572)	(3,625)	(22,392)

Income before provision for income taxes	231,040	303,976	152,827
Provision for income taxes	77,889	96,044	41,042

Net income	$153,151	$207,932	$111,785

Net income per share:
Basic	$2.42	$3.09	$1.66
Diluted	$2.33	$3.00	$1.62
Weighted average common shares outstanding:
Basic	63,386	67,268	67,199
Diluted	65,739	69,404	69,130

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.
Consolidated Statements of Stockholders' Equity and Comprehensive Income
Years Ended September 30, 2008, 2007 and 2006
(in thousands)

	Common Stock
					Accumulated Other Comprehensive Income
	Number of Shares	Amount	Capital in Excess of Par	Retained Earnings		Total Stockholders' Equity
Balance, September 30, 2005	67,191	$537	$138,657	$559,275	$17,586	$716,055
Components of comprehensive income:
Net income				111,785		111,785
Foreign currency translation adjustment and other, net of taxes					11,471	11,471

Comprehensive income:						$123,256

Exercise of stock options	21	1	105			106
Tax benefit from exercise of stock options			15			15

Balance, September 30, 2006	67,212	538	138,777	671,060	29,057	839,432
Components of comprehensive income:
Net income				207,932		207,932
Foreign currency translation adjustment and other, net of taxes					18,280	18,280

Comprehensive income:						$226,212

Purchase and retirement of treasury shares	(421)	(3)	(665)	(14,140)		(14,808)
Exercise of stock options	327	2	1,838			1,840
Tax benefit from exercise of stock options			3,294			3,294

Balance, September 30, 2007	67,118	537	143,244	864,852	47,337	1,055,970
Components of comprehensive income:
Net income				153,151		153,151
Foreign currency translation adjustment, net of taxes					(28,330)	(28,330)
Change in fair value of interest rate swaps, net of taxes					(1,362)	(1,362)

Comprehensive income:						$123,459

Adoption of FIN 48				(3,025)		(3,025)
Purchase and retirement of treasury shares	(6,716)	(54)	(12,468)	(175,910)		(188,432)
Exercise of stock options	1,197	10	7,315			7,325
Tax benefit from exercise of stock options			1,002			1,002
Stock-based compensation			1,897			1,897

Balance, September 30, 2008	61,599	$493	$140,990	$839,068	$17,645	$998,196

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.
Consolidated Statements of Cash Flows

Years Ended September 30, 2008, 2007 and 2006
(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$153,151	$207,932	$111,785
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Impairments and disposals of property, plant and equipment	1,320	4,682	4,420
Depreciation and amortization	60,721	55,601	56,048
Foreign currency transaction (gain) loss	(1,934)	(4,878)	1,851
Amortization and write-off of deferred charges	874	1,972	4,354
Stock-based compensation	1,897	—	—
Gain on extinguishment of debt	—	—	(425)
Gain on settlement of interest rate swap	—	—	(353)
Trademark impairment	—	—	10,450
Allowance for doubtful accounts	2,140	(1,575)	1,427
Inventory reserves	8,113	12,832	8,908
Deferred income taxes	7,697	(164)	(12,019)
Excess income tax benefit from exercise of stock options	(1,002)	(3,294)	(15)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,619)	361	(16,056)
Inventories	(77,027)	(29,229)	131,469
Other assets	(2,817)	(637)	13,059
Accounts payable	4,386	1,025	(4,852)
Accrued expenses and other liabilities	31,505	(3,632)	2,912

Net cash provided by operating activities	177,405	240,996	312,963

Cash flows from investing activities:
Purchase of property, plant and equipment	(49,097)	(51,274)	(33,882)
Purchase of available-for-sale marketable securities	(365,021)	(449,766)	—
Proceeds from sale of available-for-sale marketable securities	483,156	328,714	39,900
Cash paid for acquisitions, net of cash acquired	(394,532)	(37,005)	—
Cash paid for customer lists	(5,072)	—	—
Acquisition working capital escrow	(15,000)	—	—
Cash collateral securing loan	—	(18,861)	—
Purchase price adjustments and settlements, net	—	(473)	1,845
Purchase of intangible assets	—	—	(478)

Net cash (used in) provided by investing activities	(345,566)	(228,665)	7,385

Continued
The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.
Consolidated Statements of Cash Flows (Continued)

Years Ended September 30, 2008, 2007 and 2006
(in thousands)

	2008	2007	2006
Cash flows from financing activities:
Proceeds from term loan	$300,000	$—	$—
Proceeds from borrowings under the Revolving Credit Facility	385,000	—	5,000
Principal payments under the Revolving Credit Facility	(325,000)	—	(11,000)
Principal payments under long-term debt agreements and capital leases	(2,816)	(888)	(312,107)
Proceeds from short-term borrowings	—	—	18,204
Proceeds from settlement of interest rate swap	—	—	353
Payments for financing fees	(2,478)	(1,649)	—
Excess income tax benefit from exercise of stock options	1,002	3,294	15
Proceeds from stock options exercised	7,325	1,840	105
Purchase of treasury stock (subsequently retired)	(188,432)	(14,808)	—

Net cash provided by (used in) financing activities	174,601	(12,211)	(299,430)

Effect of exchange rate changes on cash and cash equivalents	(9,162)	2,977	1,605

Net (decrease) increase in cash and cash equivalents	(2,722)	3,097	22,523
Cash and cash equivalents at beginning of year	92,902	89,805	67,282

Cash and cash equivalents at end of year	$90,180	$92,902	$89,805

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

1.    Business Operations

        NBTY, Inc. (together with its subsidiaries, "we," "our," "us," "NBTY," or the "Company") is a leading global vertically integrated manufacturer, marketer, distributor and retailer of a broad line of high-quality, value-priced nutritional supplements in the United States and throughout the world. We market over 25,000 products under numerous owned and private-label brands, including Nature's Bounty®, Vitamin World®, Pure Protein®, Body Fortress®, Puritan's Pride®, Holland & Barrett®, Rexall®, Osteo-Bi-Flex®, Flex-A-Min®, Knox®, Sundown®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®, DeTuinen®, Le NaturisteTM, SISU®, Solgar®, Physiologics® and Ester-C®.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

        Our financial statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions are eliminated in consolidation.

Revenue Recognition

        We recognize product revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement to deliver a product, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Since the delivery terms for most sales within the wholesale and direct response segments are F.O.B. destination, generally title and risk of loss transfer to the customer at the time the product is received by the customer. With respect to retail store operations, we recognize revenue upon the sale of products to retail customers. Net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns and other promotional program incentive allowances.

Estimates

        The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These judgments can be subjective and complex, and consequently actual results could differ materially from those estimates and assumptions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our most significant estimates include: sales returns and other allowances; inventory valuation and obsolescence; valuation and recoverability of long-lived assets; income taxes; and accruals for the outcome of current litigation.

Cash and Cash Equivalents

        We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

2.    Summary of Significant Accounting Policies (Continued)

Investments

        Debt and equity securities that have a readily determinable fair value and that we do not intend to hold to maturity are classified as available-for-sale and recorded at fair value. Unrealized gains and losses are reported, net of related income taxes, in accumulated other comprehensive income as a component of stockholders' equity until realized. If we determine that the fair value of these securities is other-than-temporarily impaired, we would record a loss in our consolidated statements of operations. In determining realized gains and losses, the cost of securities sold is based on the specific identification method.

Sales Returns and Other Allowances

         Allowance for sales returns:    We analyze sales returns in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48 "Revenue Recognition When Right of Return Exists." We are able to make reasonable and reliable estimates of product returns based on our past 29 year history in this business. Estimates for sales returns are based on a variety of factors, including actual return experience of specific products or similar products. We also review our estimates for product returns based on expected return data communicated to us by customers. Additionally, we monitor the levels of inventory at our largest customers to avoid excessive customer stocking of merchandise. Allowances for returns of new products are estimated by reviewing data of any prior relevant new product return information. We also monitor the buying patterns of the end-users of our products based on sales data received by our retail outlets in North America and Europe.

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

         Allowance for doubtful accounts:    We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of current credit information. We estimate bad debt expense based upon historical experience as well as specifically identified customer collection issues to adjust the carrying amount of the related receivable to its estimated realizable value. While such bad debt expense has historically been within expectations and allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we had in the past. If the financial condition of one or more of our customers were to deteriorate, additional bad debt expense may be required.

        Accounts receivable are presented net of the following reserves at September 30:

	2008	2007
Allowance for sales returns	$8,904	$8,499
Promotional programs incentive allowance	43,902	27,429
Allowance for doubtful accounts	9,768	7,617

	$62,574	$43,545

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

2.    Summary of Significant Accounting Policies (Continued)

Inventories

        Inventories are stated at the lower of cost (first-in first-out method) or market. The cost elements of inventories include materials, labor and overhead. We use standard costs for labor and overhead and periodically adjust those standards. In evaluating whether inventories are stated at the lower of cost or market, we consider such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. Based on this evaluation, we record an adjustment to cost of goods sold to reduce inventories to net realizable value.

Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation is charged on a straight-line basis over the estimated useful lives of the related assets. The costs of normal maintenance and repairs are charged to expense when incurred. Expenditures which significantly improve or extend the life of an asset are capitalized and depreciated over the asset's remaining useful life. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the related assets or the remaining lease term. Upon sale or disposition, the related cost and accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in earnings.

Goodwill and Intangible Assets

        Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We test goodwill annually as of September 30, the last day of our fourth fiscal quarter, of each year unless an event occurs that would cause us to believe the value is impaired at an interim date.

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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

2.    Summary of Significant Accounting Policies (Continued)

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

Shipping and Handling Costs

        We incur shipping and handling costs in all divisions of our operations. These costs, included in selling, general and administrative expenses in the consolidated statements of income, were $56,914, $47,562 and $46,933 for the fiscal years ended September 30, 2008, 2007 and 2006, respectively. Of these amounts, $7,372, $11,430 and $11,199 have been billed to customers and are included in net sales for the fiscal years ended September 30, 2008, 2007, and 2006, respectively.

Advertising, Promotion and Catalog

        We expense the production costs of advertising the first time the advertising takes place, except for the cost of mail order catalogs which is capitalized and amortized over our expected period of future benefit, which typically approximates two months. Capitalized costs for mail order catalogs at September 30, 2008 and 2007 were $1,235 and $894, respectively. Total catalog expense was $14,652,

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

2.    Summary of Significant Accounting Policies (Continued)

$10,195 and $10,096 for the fiscal years ended September 30, 2008, 2007 and 2006, respectively, and is included in advertising, promotion and catalog in the consolidated statements of income.

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

Derivatives and Hedging Activities

        We account for derivatives and hedging activities under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"), which establishes accounting and reporting guidelines for derivative instruments and hedging activities. SFAS 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. Changes in the fair values of those derivatives are reported in earnings or other comprehensive income depending on the designation of the derivative and whether it qualifies for hedge accounting. For derivatives that have been formally designated as cash flow hedges (interest rate swap agreements), the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income and reclassified into earnings when interest expense on the underlying borrowings is recognized. We do not use derivative financial instruments for trading purposes.

Net Income Per Share

        Basic net income per share is based on the weighted average number of common shares outstanding during the fiscal years. Diluted net income per share includes the dilutive effect of outstanding stock options, which resulted in a dilutive effect of 2,353 shares, 2,136 shares and 1,931 shares for the fiscal years ended September 30, 2008, 2007 and 2006, respectively. There were 957 outstanding stock options at September 30, 2008 that were not included in the calculation of dilutive net income per share since they would have been anti-dilutive. There were no outstanding stock options at September 30, 2007 and 2006 that would have been anti-dilutive in the calculation of dilutive net income per share.

Recent Accounting Developments

        In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures regarding an entity's derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

2.    Summary of Significant Accounting Policies (Continued)

financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 will not have a material impact on our financial position, results of operations or liquidity.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), ("SFAS 141R"), "Business Combinations," which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, however, includes changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for us beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS 141R will be dependent on the extent and nature of any future acquisitions.

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

3.    Acquisitions

        We account for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. Any excess of the purchase price over their fair values is recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed is based upon estimates and assumptions, including a valuation.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

3.    Acquisitions (Continued)

Fiscal 2008 Acquisitions

Leiner

        On July 14, 2008, we acquired substantially all the nutritional supplement assets of Leiner Health Products Inc. ("Leiner") plus the assumption of certain liabilities for $370,600 (subject to adjustment based upon finalization of working capital balances acquired at the date of closing). This acquisition received the approval of the bankruptcy court overseeing the Leiner Estate. The purchase price was funded primarily by the use of our existing $325,000 revolving credit facility, and $45,600 of cash on hand. The Company also incurred $2,740 of direct transaction costs for a total purchase price of $373,340. Substantially all the goodwill associated with this acquisition will be deductible for tax purposes.

        We have not yet finalized the working capital adjustment (as defined in the purchase agreement) relating to the Leiner acquisition. The purchase agreement stipulates an adjustment to the purchase price between the buyer and seller for the excess or shortfall of the final working capital threshold as stated in the agreement. Pursuant to the purchase agreement, since the buyer and seller were unable to agree on the calculation of the working capital, an independent accounting firm will determine the final working capital in the near future. We have $15,000 held in an escrow fund, pending the final determination of working capital (included in other current assets as of September 30, 2008). The completion of this process will likely result in an adjustment to the purchase price and goodwill.

        We believe the acquisition, which includes Leiner's U.S. store brand vitamins, minerals and supplements products and Vita Health Products, Inc., Leiner's Canadian subsidiary, enhances our leadership position in the wholesale market sector and strengthens our ability to provide continuous product supply to our customers. The acquisition also expanded our manufacturing capabilities with the addition of four facilities in California, one in North Carolina and one in Canada.

        The following provides a preliminary allocation of the purchase price in relation to the Leiner acquisition:

Leiner
Assets acquired
Cash	$1,412
Accounts receivable	13,844
Inventories	130,386
Other current assets	2,650
Property, plant and equipment	80,768
Goodwill	100,297
Intangibles	84,500
Other assets	1,644

Total assets acquired	415,501

Liabilities assumed
Capital lease obligations	3,682
Accounts payable and accrued liabilities	38,479

Total liabilities assumed	42,161

Net assets acquired	$373,340

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

3.    Acquisitions (Continued)

        The fair value of property, plant and equipment acquired (as of the date of acquisition) was as follows:

	Fair Values	Depreciation and Amortization period (years)
Land	$1,850
Buildings and leasehold improvements	19,336	4–30
Machinery and equipment	45,950	6–13
Furniture and fixtures	1,410	3–6
Computer equipment	5,081	3
Transportation equipment	20	3
Construction in progress	7,121

Total property, plant and equipment	$80,768

        The fair value of identifiable intangible assets acquired (as of the date of acquisition) was as follows:

	Fair Values	Amortization period (years)
Customer relationships	$84,000	20
Trademarks	500	15

Total intangible assets	$84,500

        At the closing of the Leiner acquisition, we announced workforce reductions and, as such, included an estimated accrual for such reductions of $5,508, comprised of severance and employee benefits, in the preliminary purchase price allocation (included herein). The rollforward of the workforce reduction accrual is as follows:

Accrual at acquisition date July 14, 2008	$5,508
Additional accruals	2,718
Payments	(2,377)

Accrual at September 30, 2008	$5,849

        During the fourth quarter of fiscal 2008, we incurred $2,718 for severance costs, in the form of stay-bonuses, expected to be paid to transitional Leiner associates upon their termination. This amount was included in selling, general and administrative cost in the consolidated statement of income for the year ended September 30, 2008.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

3.    Acquisitions (Continued)

        The following unaudited pro forma financial information presents a summary of our consolidated net sales and net income for the years ended September 30, 2008 and 2007, assuming that the acquisition of Leiner had taken place on October 1, 2006.

	2008 Pro Forma Consolidated	2007 Pro Forma Consolidated
Net sales	$2,559,967	$2,534,468

Net income	$81,392	$111,202

Net income per share
Basic	$1.28	$1.65
Diluted	$1.24	$1.60
Weighted average common shares outstanding
Basic	63,386	67,268
Diluted	65,739	69,404

        The above unaudited pro forma financial information has been prepared for comparative purposes only and include certain adjustments to actual financial results for the relevant periods, such as imputed interest costs, and estimated additional depreciation and amortization expense as a result of property, plant and equipment and intangible assets acquired. The pro forma financial information does not purport to be indicative of the results of operations that would have been achieved had the acquisition taken place on the date indicated or that may result in the future.

        Certain non-recurring charges that were not part of the activities acquired by NBTY are included in the above unaudited pro forma financial information. These charges relate to Leiner's bankruptcy reorganization and impairments on its Fort Mill, South Carolina facility, which we did not acquire. The amount of these non-recurring charges included in the fiscal 2008 and 2007 unaudited pro forma financial information was $29,437 and $26,534, respectively.

Julian Graves

        On September 16, 2008, our subsidiary, NBTY Europe Limited, acquired Julian Graves, a UK independent retailer of nuts, seeds and confectionaries for approximately $25,000. Julian Graves has a network of 346 stores throughout the UK. The preliminary allocation of net assets acquired primarily consisted of inventory, property, plant and equipment, goodwill and other intangible assets. Since we acquired the outstanding share capital of Julian Graves, the goodwill associated with this acquisition is not deductible for tax purposes. The purchase agreement stipulates an adjustment to the purchase price between the buyer and seller for the excess or shortfall of the final working capital threshold as stated in the agreement. We have not yet finalized the working capital adjustment (as defined in the purchase agreement) relating to the Julian Graves acquisition. The allocation of net assets acquired is based on preliminary estimates. Finalization of the valuation of the net assets acquired and working capital balance at the date of closing are subject to change during the purchase price allocation period (generally one year from the acquisition date).

        In September 2008, the UK Office of Fair Trading commenced an investigation under the merger control provisions of the Enterprise Act 2002 into the completed acquisition by NBTY Europe of Julian Graves. The investigation is ongoing. If the Office of Fair Trading concludes that there is a

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

3.    Acquisitions (Continued)

realistic prospect that the acquisition of Julian Graves will substantially lessen competition in the UK, or a substantial part of the UK, it will either refer the acquisition for a further investigation by the Competition Commission or accept undertakings from NBTY Europe in lieu thereof. In the event of an adverse finding by the Competition Commission, NBTY Europe may be required to offer undertakings to resolve the competition concerns identified. Undertakings could include divestment of all or some of the acquired Julian Graves stores. Pending the outcome of the investigation, NBTY Europe has not integrated the Julian Graves business with its existing UK operations.

        Proforma financial information related to Julian Graves is not provided as its impact was not material to our consolidated financial statements.

Fiscal 2007 Acquisition

The Ester C Company (formally known as Zila Nutraceuticals, Inc.)

        On October 2, 2006, we acquired 100% of the stock of Zila Nutraceuticals, Inc., a subsidiary of Zila, Inc. Once acquired, we changed the name of Zila Nutraceuticals, Inc. to The Ester C Company ("Ester-C"). Ester-C manufactures and markets Ester-C®, which is known throughout multiple markets including health food stores and mass market retailers. This acquisition represents an opportunity for us to enhance our presence in key markets. The purchase price for Ester-C was $37,500. In addition, the purchase price was subject to a post-closing adjustment based on the final working capital. During March 2007, we received a payment of $1,214 in settlement of the final working capital adjustment. We also incurred approximately $766 of direct transaction costs for a total purchase price of approximately $37,052, subject to any contingent cash payment noted above. The goodwill of $3,643 associated with this acquisition is deductible for tax purposes. The purchase price was paid out of cash on hand.

        Proforma financial information related to Ester-C is not provided as its impact was not material to our consolidated financial statements.

4.    Investments

        Investments are as follows at September 30:

	2008		2007
	Short term	Long term	Short term	Long term
Auction Rate Securities:
New York State Municipal Securities	$—	$1,975	$83,591	$—
Alabama Municipal Securities	—	1,125	34,700	—
Commercial Paper	—	—	3,091	—

Total Investments	$—	$3,100	$121,382	$—

        All our investments are classified as available-for-sale securities. Long-term investments are included in other assets. Our New York State Municipal securities are fully-insured. The underlying auction rate securities ("ARS"), without insurance, were originally rated between A and Aaa. ARS are long-term variable rate bonds tied to short-term interest rates that are reset through a "dutch auction" process which occurs every 7 to 35 days. The ARS that we hold have maturities ranging from 18 to 33 years. The auctions have historically provided a liquid market for these securities. However, as a

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

4.    Investments (Continued)

result of liquidity issues in the financial credit and capital markets, we have experienced multiple failed auctions, beginning with the second half of February 2008.

        Based on our assessment of the credit quality of the underlying securities, including consideration given to the lack of liquidity for the securities, a downgrade of the credit ratings of the Alabama municipal agency securities and the overall unstable current market conditions, we believe that these ARS have experienced insignificant impairments. If uncertainties in the financial credit and capital markets continue, these markets deteriorate further, or there are additional ratings downgrades on any ARS that we hold, we may be required to recognize impairment charges in the future which could adversely impact our future earnings.

        As of September 30, 2008, ARS are classified as non-current assets since there is uncertainty in current financial markets and, although there has been an occasional successful auction, current conditions in the general financial markets have created uncertainty as to when successful auctions will occur on a more regular basis. In addition, while these ARS are classified as available for sale, we believe we have the ability to hold these securities to maturity or until the credit market recovers.

        Investment income included in "miscellaneous, net" in the statements of income was $8,016, $7,134 and $3,229 during the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

5.    Inventories

        The components of inventories are as follows at September 30:

	2008	2007
Raw materials	$180,330	$92,924
Work-in-process	33,941	8,277
Finished goods	388,176	297,925
Valuation and obsolescence reserves	(17,208)	(14,136)

Total	$585,239	$384,990

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

6.    Property, Plant and Equipment, net

        Property, plant and equipment is as follows at September 30:

	2008	2007	Depreciation and amortization period (years)
Land	$24,300	$23,064
Buildings and leasehold improvements	272,951	249,088	4–40
Machinery and equipment	201,327	148,086	3–13
Furniture and fixtures	119,610	106,006	3–10
Computer equipment	83,840	70,800	3–5
Transportation equipment	13,204	11,813	3–4
Construction in progress	54,449	39,764

	769,681	648,621
Less accumulated depreciation and amortization	350,615	325,467

	$419,066	$323,154

        Depreciation and amortization of property, plant and equipment for the fiscal years ended September 30, 2008, 2007 and 2006 was approximately $46,944, $42,584 and $43,739, respectively.

7.    Goodwill and Intangible Assets, net

Goodwill

        The changes in the carrying amount of goodwill by segment for the fiscal years ended September 30, 2008 and 2007 are as follows:

	Wholesale/ US Nutrition	European Retail	Direct Response/ E-Commerce	Consolidated
Balance at September 30, 2006	$73,253	$147,509	$15,197	$235,959
Acquisition of Ester-C	3,643	—	—	3,643
Purchase price settlements	(1,605)	—	—	(1,605)
Foreign currency translation	347	13,409	—	13,756

Balance at September 30, 2007	75,638	160,918	15,197	251,753
Acquisitions:
Leiner	100,297	—	—	100,297
Julian Graves	—	6,943	—	6,943
Other acquisitions	—	—	908	908
Foreign currency translation	(245)	(17,277)	—	(17,522)

Balance at September 30, 2008	$175,690	$150,584	$16,105	$342,379

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

7.    Goodwill and Intangible Assets, net (Continued)

Other Intangible Assets

        The carrying amounts of acquired other intangible assets are as follows at September 30:

	2008		2007
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets
Brands	$98,566	$21,374	$99,608	$16,438	20
Customer lists	65,007	39,882	62,090	36,119	2–15
Private label and customer relationships	123,435	8,068	40,669	5,538	10–20
Trademarks and licenses	17,308	6,847	17,640	6,375	2–20
Covenants not to compete	3,545	3,066	3,056	2,845	3–5

	307,861	79,237	223,063	67,315
Indefinite lived intangible asset
Trademark	1,800	—	1,800	—

Total intangible assets	$309,661	$79,237	$224,863	$67,315

        During the year ended September 30, 2008, the following intangible asset increases are a result of acquisitions:

Customer lists	$3,100
Private label and customer relationships	84,000
Trademarks and licenses	800
Covenants not to compete	500

$88,400

        Other changes in intangible assets relate to foreign currency translation.

        Aggregate amortization expense of other definite lived intangible assets included in the consolidated statements of income under the caption "selling, general and administrative" expenses in fiscal 2008, 2007 and 2006 was approximately $13,777, $13,017 and $12,309, respectively.

        Assuming no changes in our other intangible assets, estimated amortization expense for each of the next five fiscal years is as follows:

2009	$16,240
2010	$15,985
2011	$15,944
2012	$15,813
2013	$15,714

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

8.    Impairment of Long-Lived Assets

        We regularly evaluate our retail stores that reach a certain level of maturity and have been sustaining operating losses for an impairment review. We consider a history of cash flow losses on a store by store basis to be our primary indicator of potential impairment. The estimated future undiscounted cash flows associated with the leasehold improvements and furniture and fixtures in certain North American retail stores that were incurring losses were compared to the respective carrying amounts of such assets. Based on an impairment analysis performed in accordance with SFAS 144, we determined that a write down to a new basis was required since the carrying amount of the long-lived asset group for each store incurring losses exceeded its fair value, calculated based on the present value of estimated future cash flows. Accordingly, we recognized impairment charges of $776, $1,336 and $3,141 for the fiscal years ended September 30, 2008, 2007 and 2006, respectively, on assets to be held and used. These impairment charges related primarily to leasehold improvements and furniture and fixtures for our North American Retail operations and were included in the consolidated statements of income under the caption "selling, general and administrative" expenses.

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

9.    Assets Held for Sale

        During fiscal 2007, we decided to sell the land and building located in Augusta, Georgia, since we no longer intended to develop a manufacturing facility at this site. We originally anticipated that this sale would be completed during fiscal 2008. As a result of the current market conditions, we have decided to consider alternatives to a sale transaction and therefore, the Augusta land and building no longer meet the "held for sale" criteria under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Augusta land and building were re-classified to other assets at September 30, 2008 and 2007.

        During fiscal 2007, we determined that the carrying value of the land and building exceeded its estimated fair value less costs to sell by approximately $2,600. In accordance with SFAS 144, we recorded an impairment charge of $2,600 to reduce the carrying value of the asset to $10,303 at September 30, 2007. This impairment charge is included in the consolidated statements of income under the caption "selling, general and administrative" expenses for the fiscal year ended September 30, 2007. As of September 30, 2008, the book value of the land and building increased to $11,465 due to capitalized building improvements of $1,162 during the fiscal year ended September 30, 2008. At September 30, 2008, the book value of the land and building approximates fair value.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

10.    Accrued Expenses and Other Current Liabilities

        The components of accrued expenses and other current liabilities are as follows at September 30:

	2008	2007
Accrued compensation and related taxes	$32,909	$25,742
Accrued purchases	41,320	12,541
Litigation	10,375	9,316
Income taxes payable	11,040	12,329
Accrued interest	9,607	6,987
Other	66,784	58,618

	$172,035	$125,533

11.    Long-Term Debt

        Long-term debt consists of the following at September 30:

	2008	2007
Credit Agreement:
$300 million, five-year term loan	$300,000	$—
Revolving Credit Facility	60,000	—
Senior Subordinated Notes	188,708	188,571
Multi-currency Term Loan	17,222	19,597
Mortgage	1,599	2,122
Capital Leases	4,182	805

	571,711	211,095
Less: current portion	33,309	989

Total	$538,402	$210,106

Credit Agreement

        On November 3, 2006, we entered into a five year $325 million Revolving Credit Agreement ("Original Credit Agreement"). The Original Credit Agreement was to be used for working capital purposes and acquisitions. On July 25, 2008, we entered into a $625 million Amended and Restated Credit Agreement ("Amended Credit Agreement"). The Amended Credit Agreement consists of the original $325 million revolving credit facility, which expires on November 3, 2011, and a $300 million five year term loan ("Term Loan").

        In connection with both the Original and Amended Credit Agreements, we entered into a Guarantee and Collateral Agreement which grants the lenders a first priority security interest in substantially all our assets. The terms, financial covenants, collateral and default interest rate of the Amended Credit Agreement are similar to the Original Credit Agreement.

Term Loan

        The proceeds of the Term Loan were used to finance a portion of the Leiner acquisition. Interest on the Term Loan is payable quarterly and the rate charged varies depending on the interest rate

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

11.    Long-Term Debt (Continued)

option selected by the Company. Options for the rate can either be the Alternate Base Rate or LIBOR, in each case plus applicable margin. At September 30, 2008, the interest rate, including applicable margin, was approximately 5.3%. Amortization of the Term Loan is 2.5% per quarter through June 30, 2010, 5.0% per quarter through June 30, 2011, 7.5% per quarter through June 30, 2013, and 2.5% due at maturity, July 25, 2013.

Revolving Credit Facility

        The revolving credit facility is available to be used for (i) the repayment of amounts outstanding under the Original Credit Agreement, (ii) the payment of any fees, commissions and expenses in connection therewith, (iii) working capital purposes, and (iv) any acquisitions consummated after the closing of the transactions contemplated by the Amended Credit Agreement. Interest is payable quarterly and the rates charged on borrowings can vary depending on the interest rate option selected by the Company. Options for the rate are the Alternate Base Rate or LIBOR, in each case plus applicable margin. At September 30, 2008, the interest rate, including applicable margin, was approximately 6.0%.

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

Senior Subordinated Notes

        In September 2006, we issued 10-year 7 1/8% Senior Subordinated Notes due 2015 in the aggregate principal amount of $200,000 (the "Notes"). In March 2007, we purchased, on the open market, $10,000 face value of the Notes for $9,575. The Notes are guaranteed by all our domestic subsidiaries and are full, unconditional and joint and several and uncollaterized and subordinated in right of payment for all existing and future indebtedness of the Company. The Notes are subject to redemption, at the option of the Company, in whole or in part, at any time on or after October 1, 2010, and prior to maturity at certain fixed redemption prices plus accrued interest. The Notes do not have any sinking fund requirements. Interest is paid semi-annually on April 1st and October 1st. The Notes are net of unamortized discount of $1,292 and $1,429 at September 30, 2008 and 2007, respectively.

Multi-currency Term Loan

        In September 2007, we entered into a multicurrency term facility agreement with a bank. During fiscal 2008, we amended the terms of the facility to extend the maturity to December 2010. As part of the amendment, we are required to maintain cash collateral in the amount of the outstanding loan balance. At September 30, 2008, the amount outstanding under this facility was £9,575 denominated in the British pound sterling, which approximated $17,222 in US dollars based upon the exchange rate as of September 30, 2008. As a result, the cash collateral securing the loan of $17,222 is included in other assets within the consolidated balance sheet at September 30, 2008. The loan matures in full on

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

11.    Long-Term Debt (Continued)

December 29, 2010. Interest is payable quarterly at LIBOR plus applicable margin. At September 30, 2008, the interest rate, including applicable margin, was approximately 6.4%.

Financial Covenants and Principal Payments

        Our Credit Agreement and the indenture governing the Notes ("Indenture"), require that we maintain various financial ratios and covenants that are typical for such agreements and impose certain restrictions on us regarding capital expenditures and limit our ability to do any of the following: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay dividends or distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions are subject to certain limitations and exclusions. We were in compliance with all financial covenants as of September 30, 2008.

        In addition, a default under certain covenants in the Indenture and the Credit Agreement, respectively, could result in the acceleration of our payment obligations under the Credit Agreement and the Indenture, as the case may be, and, under certain circumstances, in cross-defaults under other debt obligations. These defaults may have a negative effect on our liquidity.

        Required principal payments of long-term debt for each of the five succeeding fiscal years ending September 30, and thereafter are as follows:

2009	$33,309
2010	38,975
2011	85,692
2012	150,027
2013	75,000
Thereafter	188,708

$571,711

12.    Financial Instruments

Interest Rate Swaps

        In August 2008, we entered into two interest rate swap contracts to hedge the variability of future interest relating to a portion of the interest payments on our Term Loan. Each swap contract has a notional amount of $100 million and a fixed interest rate, before bank margin of 3.88% for a two year term and 4.195% for a three year term, respectively. Under the terms of the swap contracts, variable interest payments for a portion of our Term Loan will be swapped for fixed interest payments.

        In accordance with SFAS 133, as amended by SFAS 138, we have formally documented the relationship between the interest rate swap contracts and the Term Loan, as well as our risk management objective and strategy for undertaking the hedge transactions. This process includes linking the derivative which was designated as a cash flow hedge to the specific liability on the balance sheet. We record the change in the fair value of the swap contracts through Other Comprehensive Income ("OCI"), net of tax. Since we expect these hedging relationships to be highly effective, both at

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

12.    Financial Instruments (Continued)

inception of the hedges and on an ongoing basis, they are expected to be highly effective in achieving offsetting changes in fair value attributable to the hedged risk during the period that the hedges are designated. We have determined that there will be no ineffectiveness in the hedging relationships since the hedged forecasted interest payments are based on the same notional amount, have the same reset dates, and are based on the same benchmark interest rate designated under the variable rate Term Loan. We assess, at the inception of the hedges and on an ongoing basis, whether the derivatives used in the hedging transaction are highly effective in offsetting changes in the cash flows of the hedged item. At September 30, 2008, the swap contracts liability was $2,219.

Fair Value of Financial Instruments

        The carrying value of our financial instruments approximates fair value due to their short maturities and variable interest rates, with the exception of our 7 1/8% Senior Subordinated Notes. The face value and the fair value of the 7 1/8% Senior Subordinated Notes at September 30, 2008, based on then quoted market prices, was $190,000 and $171,000, respectively.

13.    Commitments

Operating Leases

        We conduct retail operations under operating leases, which expire at various dates through 2031. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs.

        Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year at September 30, 2008 are as follows for the fiscal year ending September 30:

2009	$120,870
2010	104,741
2011	92,915
2012	78,159
2013	62,532
Thereafter	210,530

$669,747

        Operating lease rent expense (including real estate taxes and maintenance costs) and leases on a month to month basis were approximately $132,152, $122,554 and $112,534 during fiscal 2008, 2007 and 2006, respectively.

Purchase Commitments

        We were committed to make future purchases primarily for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $239,590 at September 30, 2008.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

13.    Commitments (Continued)

Capital Commitments

        We had approximately $9,512 in open capital commitments at September 30, 2008, primarily related to leasehold improvements, as well as manufacturing equipment, computer hardware and software.

Real Estate Tax Incentive Transaction

        In August 2005, we entered into a sale-leaseback transaction pursuant to which we sold certain manufacturing assets and the land and building located in Augusta, Georgia for a total purchase price of $14,973. The purchase price consisted of $14,973 in cash which was simultaneously invested and is subject to an Industrial Revenue Bonds (IRB's) financing agreement. This agreement is intended to permit counties to attract business investment by offering property tax incentives. In accordance with Georgia law, we entered into this sale-leaseback agreement with Richmond County (the "County") and acquired an Industrial Development Revenue Bond. The arrangement is structured so that our lease payments to the County equal and offset the County's bond payments to the Company. The Bond is non-recourse to the County, our lease payments are pledged to secure repayment of the Bond, and the lease and bond provide for the legal right of offset. Consequently, in accordance with Financial Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," the investment and lease obligation related to this arrangement have been offset in our consolidated balance sheets. The agreement has a maximum expiration date of 2025. Under the terms of the agreement, we must annually submit information regarding the value of the machinery and equipment in service in the county. If we had not entered into this transaction, property tax payments would have been higher. We can reacquire such property and terminate the agreement at a nominal price of one dollar and, accordingly, the subject property was included in property, plant, and equipment in our consolidated balance sheet as of September 30, 2007 and 2008.

Employment Agreements

        We have employment agreements with two of our executive officers. The agreements, entered into on March 1, 2008, each have a term of three years and are automatically renewed each year after the initial term unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and change in control of the Company. The remaining commitment for salaries to these two officers as of September 30, 2008 was approximately $3,685. In addition, five members of Holland & Barrett's senior executive staff have service contracts terminable by us upon twelve months notice. The annual aggregate commitment for such senior executive staff as of September 30, 2008 was approximately $1,608.

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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

14.    Litigation Summary

Prohormone products

California Action

        On July 25, 2002, a putative consumer class-action lawsuit was filed in California state court against our subsidiary, MET-Rx USA, Inc. ("MET-Rx"), claiming that the advertising and marketing of certain prohormone supplements were false and misleading, or alternatively, that the prohormone products contained ingredients that were controlled substances under California law. Plaintiffs seek equitable and monetary relief. On June 18, 2004, this case was coordinated with several other class-action cases brought against other companies relating to the sale of products containing androstenediol, one of the prohormones contained in MET-Rx products. The coordinated proceedings have been assigned to a coordination judge for further pretrial proceedings. Plaintiffs moved for class certification in 2007, and on February 22, 2008, the court denied plaintiffs' motion for certification. Plaintiffs' have advised that they plan to appeal that ruling.

        MET-Rx also filed a motion to dismiss the lawsuit based upon plaintiffs' failure to prosecute the case diligently. That motion was granted in May 2008. Plaintiffs also plan to appeal that ruling. Neither appeal is expected to be decided before late 2009.

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

Nutrition Bars

        Our subsidiary, Rexall Sundown, Inc. ("Rexall"), and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. We have defended this action vigorously. In December 2007, while Rexall's and the other defendants' renewed motion for judgment on the pleadings was pending, the Court again stayed the case for all purposes, pending rulings on other relevant cases before the California Supreme Court. The California Supreme Court issued a ruling in those other cases on February 11, 2008, but the parties to those other cases have filed a petition for certiorari with the United States Supreme Court. Accordingly, our case remains stayed pending the decision of the United States Supreme Court to grant or deny such petition for certiorari, and Rexall cannot estimate how long the case will be stayed. Based upon the information currently available, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

15.    Income Taxes

        Income before provision for income taxes consists of the following components:

	2008	2007	2006
United States	$141,823	$184,181	$41,192
Foreign	89,217	119,795	111,635

	$231,040	$303,976	$152,827

        Provision for income taxes consists of the following:

	2008	2007	2006
Federal
Current	$38,199	$57,796	$12,022
Deferred	7,048	(607)	(9,569)
State
Current	3,449	4,888	1,232
Deferred	394	(219)	(792)
Foreign
Current	28,544	33,524	39,807
Deferred	255	662	(1,658)

Total provision	$77,889	$96,044	$41,042

        The following is a reconciliation of the income tax expense computed using the statutory Federal income tax rate to the actual income tax expense and the effective income tax rate.

	2008		2007		2006
	Amount	Percent of pretax income	Amount	Percent of pretax income	Amount	Percent of pretax income
Income tax expense at statutory rate	$80,864	35.0%	$106,392	35.0%	$53,489	35.0%
State income taxes, net of federal income tax benefit	2,498	1.1%	3,034	1.0%	286	0.2%
Change in valuation allowance	1,665	0.7%	(618)	(0.2)%	(1,892)	(1.2)%
Effect of international operations, including foreign export benefit and earnings indefinitely reinvested under APB23	(3,461)	(1.5)%	(11,091)	(3.6)%	(675)	(0.4)%
Effect of FER provision	—	0.0%	—	0.0%	(11,289)	(7.4)%
Domestic manufacturing deduction	(1,572)	(0.7)%	(1,460)	(0.5)%	(713)	(0.5)%
Other, individually less than 5%	(2,105)	(0.9)%	(213)	(0.1)%	1,836	1.2%

	$77,889	33.7%	$96,044	31.6%	$41,042	26.9%

        The difference in the effective rate in fiscal 2008 as compared to the statutory rate is mainly attributable to our enhanced foreign structure.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

15.    Income Taxes (Continued)

        The difference in the effective rate in fiscal 2007 as compared to the statutory rate is mainly attributable to our decision to reinvest a portion of our foreign earnings in a lower tax jurisdiction.

        The components of deferred tax assets and liabilities are as follows as of September 30:

	2008	2007
Deferred tax assets:
Inventory reserves	$15,278	$8,800
Accrued expenses and reserves not currently deductible	16,660	11,529
Tax credits	19,423	9,025
Foreign net operating losses	4,735	3,420
Valuation allowance	(8,400)	(6,735)

Total deferred income tax assets, net of valuation allowance	47,696	26,039

Deferred tax liabilities:
Property, plant and equipment	(20,201)	(11,551)
Intangibles	(22,421)	(22,667)
Undistributed foreign earnings	(17,180)	(2,453)
Other comprehensive income	(11,935)	(29,715)

Total deferred income tax liabilities	(71,737)	(66,386)

Total net deferred income tax liabilities	(24,041)	(40,347)
Less current deferred income tax assets	(25,098)	(21,441)

Long-term deferred income taxes	$(49,139)	$(61,788)

        At September 30, 2008, we had foreign net operating losses, foreign tax credit and New York State ("NYS") investment tax credit carryforwards of $13,807, $15,106 and $4,317, respectively. At September 30, 2008 and 2007, we maintained a valuation allowance of $3,666 and $3,315, respectively, against the NYS investment tax credits that expire primarily between 2013 and 2016, and $4,735 and $3,420, respectively, against foreign loss carryforwards which expire in accordance with applicable tax law. We provide a valuation allowance for these credit and loss carryforwards because we do not consider realization of such assets to be more likely than not. We continue to monitor the need for these valuation allowances on an on-going basis.

        At September 30, 2008, we had $61,595 of undistributed international earnings on which we have not provided any U.S. tax expense as we intend to permanently reinvest these earnings outside of the U.S.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

15.    Income Taxes (Continued)

        The change in the valuation allowance for the fiscal years ended September 30, 2008 and 2007 is as follows:

	2008	2007
Beginning balance	$(6,735)	$(7,353)
NYS investment tax credit carryforwards (generated)/utilized	(350)	717
Foreign net operating losses generated	(1,315)	(99)

Balance at September 30	$(8,400)	$(6,735)

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

        The following table summarizes the activity related to gross unrecognized tax benefits from October 1, 2007 to September 30, 2008:

Balance as of October 1, 2007	$10,446
Increases related to prior year tax positions	1,715
Decreases related to prior year tax positions	(910)
Decreases related to settlements with taxing authorities	(176)
Decreases related to lapsing of statute of limitations	(1,068)

Balance as of September 30, 2008	$10,007

        These liabilities are primarily included as a component of other liabilities in our consolidated balance sheet because we generally do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months.

        Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $6,288 and $6,666 as of October 1, 2007 and September 30, 2008, respectively. We do not believe that the amount will significantly change in the next 12 months.

        We accrue interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods. At September 30, 2008, we had accrued $1,761 and $898 for the potential payment of interest and penalties, respectively. As of September 30, 2008, we were subject to U.S. Federal Income Tax examinations for the tax years 2005 through 2008, and to non-US examinations for the tax years of 2002–2008. In addition, we are generally subject to state and local examinations for fiscal years 2005–2008, except in California where we are undergoing examinations for fiscal years 1999–2001. There were no significant changes to accrued penalties and interest during the fiscal year ended September 30, 2008.

16.    Stockholders' Equity

        On March 11, 1999, our board of directors approved a 20 million share repurchase program that authorizes us to purchase shares of our common stock to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

16.    Stockholders' Equity (Continued)

        During fiscal 2008, we repurchased and retired 6,716 shares of NBTY common stock at an average price of $28.06 per share, totaling $188,432. During fiscal 2007, we repurchased and retired 421 shares at an average price of $35.17 per share, totaling $14,808. All shares were repurchased in open-market transactions as part of our publicly announced share repurchase program. As of September 30, 2008, there were approximately 3,850 shares available to be repurchased under this program.

17.    Stock Based Compensation and Employee Benefit Plans

Stock Option Plans

        In February 2008, the Company adopted the NBTY, Inc. Year 2008 Stock Option Plan (the "2008 Plan"), which was approved by the Company's shareholders. The 2008 Plan is substantially identical to the NBTY, Inc. Year 2002 Stock Option Plan (the "2002 Plan"). No further stock option awards will be granted under the 2002 Plan. The 2008 Plan will not affect the terms or conditions of the 151 stock option awards granted in February 2008 under the 2002 Plan. In accordance with the 2008 Plan, the Company's Board of Directors ("Board") may grant up to approximately 1,451 shares of common stock in the form of stock options (which is equal to the number of shares of common stock that remained available for stock option awards under the 2002 Plan as of February 2008). The exercise price per share for options granted may not be less than the fair market value per share of common stock on the date of grant. Stock options vest as determined by the Board and expire no later than 10 years from the date of grant.

        In February and May 2008, the Company granted 447 stock options to directors and employees under the 2008 Plan, 150 stock options to employees under the 2002 Plan and 360 stock options to employees under the NBTY, Inc. Year 2000 Stock Option Plan for an aggregate grant of 957 stock options. These stock options were granted at a weighted average exercise price of $25.52. All stock options were granted at a price equal to the fair market value of the Company's common stock on the dates of grant. These options vest over four years, with no vesting in 2009, and 1/3 vesting on the anniversary of the date of grant in 2010, 2011 and 2012, and expire ten years from the date of grant.

        The weighted-average grant-date fair value per share of the options granted in February and May 2008 was $12.70. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted-average assumptions were used for the options granted in February and May 2008:

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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

17.    Stock Based Compensation and Employee Benefit Plans (Continued)

        A summary of stock option activity follows:

	Fiscal Year Ended September 30,
	2008		2007		2006
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of period	3,475	$5.80	3,802	$5.79	3,825	$5.78
Granted	957	$25.52	—	$—	—	$—
Exercised	(1,197)	$6.12	(327)	$5.62	(21)	$5.11
Forfeited	(4)		—	$—	(2)	$5.88

Outstanding at end of period	3,231	$11.53	3,475	$5.80	3,802	$5.79

Exercisable at end of period	2,274	$5.64	3,475	$5.80	3,802	$5.79

Number of shares available for future grant	1,451

        A summary of stock option exercises and related activity follows:

	2008	2007	2006
Stock options exercised	1,197	327	21
Aggregate proceeds	$7,325	$1,840	$105
Compensation deduction for tax purposes	$2,709	$8,904	$41
Tax benefit credited to capital in excess of par	$1,002	$3,294	$15
Intrinsic value of options exercised	$29,509	$12,767	$402

        The following table summarizes information about stock options outstanding at September 30, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value	Shares Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
$4.75–$5.88	2,274	$5.64	1.8	$54,318	2,274	$5.64	1.8	$54,318
$25.50–$28.34	957	$25.52	9.3	$3,824	—	—

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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

17.    Stock Based Compensation and Employee Benefit Plans (Continued)

        We also sponsor an Employee Stock Ownership Plan ("ESOP") which covers substantially all employees who are employed at calendar year end and have completed one year of service (providing the employee worked at least the minimum number of hours as required by the terms of the plan during such plan year). As of September 30, 2008, all shares of the ESOP have been allocated to participants' accounts. The ESOP's assets consist primarily of our common stock and a small amount of cash and other investments. Total ESOP shares are considered to be shares outstanding for earnings per share calculations.

        The ESOP is designed to comply with Section 4975(e)(7) and the regulations thereunder of the Internal Revenue Code of 1986, as amended ("Code") and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The contributions we make to the ESOP are on a voluntary basis in the form of our stock or cash, which is invested by the plan's trustee in our stock. There is no minimum contribution required in any one year. There are no contributions required or permitted to be made by an employee. All contributions are allocated to participant accounts as defined by the plan. Employees become vested in their respective accounts after three years of service, as defined in the plan document.

        The ESOP held approximately 3.1% and 2.9% of our outstanding common stock for the benefit of all participants as of September 30, 2008 and 2007, respectively.

        The accompanying financial statements reflect contributions to these plans of approximately $5,388, $3,730 and $5,032 during fiscal 2008, 2007 and 2006, respectively.

        Certain international subsidiaries of the Company, mainly in the U.K., have company-sponsored defined contribution plans to comply with local statutes and practices. The accompanying financial statements reflect contributions to these plans by such subsidiaries in the approximate amount of $1,606, $1,564 and $2,009 during fiscal 2008, 2007 and 2006, respectively.

18.    Related Party Transactions

        Certain members of the immediate families of Arthur Rudolph, Scott Rudolph and Michael Slade (each a director of the Company as of September 30, 2008) are employed by the Company. During fiscal 2008, 2007 and 2006, these immediate family members received aggregate compensation and fringe benefits from the Company totaling $1,327, $1,420 and $1,119, respectively, for services rendered by them as associates of the Company.

        An entity owned by a relative of a director and the Chief Executive Officer received sales commissions from us of $791, $687 and $677 in fiscal 2008, 2007 and 2006, respectively.

        We paid $450 during fiscal 2008, 2007 and 2006, to Rudolph Management Associates, Inc., pursuant to the Consulting Agreement between the Company and Rudolph Management Associates, Inc. Arthur Rudolph, a director of the Company and father of Scott Rudolph (Chairman and Chief Executive Officer), is the President of Rudolph Management Associates, Inc.

        We lease one Vitamin World store, of approximately fifteen-hundred square feet of retail space, in a shopping mall that is owned by an entity in which members of the extended family of Aram Garabedian (a director of the Company) have an aggregate 35% income interest. The lease expires in October 2010. During fiscal 2008, 2007 and 2006, aggregate payments of rents and other charges under this lease were $123, $122 and $120, respectively.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

19.    Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income as of September 30, 2008 and 2007 are as follows:

	2008	2007
Cumulative foreign currency translation adjustments	$18,960	$47,295
Change in fair value of interest rate swaps	(1,362)	—
Unrealized holding gains	47	42

Total	$17,645	$47,337

        The change in the cumulative foreign currency translation adjustment primarily relates to our investment in our European subsidiaries and fluctuations in exchange rates between their local functional currencies and the U.S. dollar.

        During the fiscal year ended September 30, 2008, we recorded a decrease in our deferred tax liability of $18,630 relating to other comprehensive income incurred during the year. During the fiscal year ended September 30, 2007, we recorded an increase in our deferred tax liability of $11,466 relating to other comprehensive income earned during the year.

20.    Business and Credit Concentration

Financial instruments

        Financial instruments which potentially subject us to credit risk consist primarily of cash and cash equivalents (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts), investments and trade accounts receivable. We mitigate our risk by investing in or through major financial institutions.

Customers

        We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current credit worthiness, as determined by the review of their current credit information. Customers account activity is continuously monitored. As a result of this review process, we record bad debt expense, which is based upon historical experience as well as specific customer collection issues that have been identified, to adjust the carrying amount of the related receivable to its estimated realizable value. While such bad debt expenses have historically been within expectations and allowances established, we cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of one or more of our customers were to deteriorate, additional bad debt provisions may be required.

        One customer accounted for the following percentages of the Wholesale/US Nutrition segment's net sales for the fiscal years ended September 30:

	2008	2007	2006
Customer A	22%	18%	16%

        During fiscal 2006, another customer accounted for 12% of the Wholesale/US Nutrition segment's net sales.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

20.    Business and Credit Concentration (Continued)

        One customer accounted for the following percentages of the consolidated net sales for the fiscal years ended September 30:

	2008	2007	2006
Customer A	12%	9%	7%

        The loss of this customer, or any other major customer, would have a material adverse effect on our consolidated results of operations if we were unable to replace such customer.

        The same customer accounted for the following percentages of the Wholesale/US Nutrition segment's gross accounts receivable at fiscal years ended:

	2008	2007
Customer A	19%	14%

Suppliers

        During fiscal 2008, 2007 and 2006, no one supplier provided more than 10% of our raw material purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations.

21.    Supplemental Disclosure of Cash Flow Information

	2008	2007	2006
Cash interest paid (net of capitalized interest of $1,404, $912 and $985 in 2008, 2007 and 2006, respectively)	$14,882	$14,870	$17,590
Cash income taxes paid (net of refunds of $571 and $10,172 in 2007 and 2006, respectively)	69,411	100,840	$39,867
Non-cash investing and financing information:
Acquisitions accounted for under the purchase method:
Fair value of assets acquired	$464,358	$44,922	$—
Liabilities assumed	(66,068)	(7,870)	—
Less: Cash acquired	(3,758)	(47)	—

Net cash paid	$394,532	$37,005	$—

Capital lease obligations	$—	$333	$811
Working capital accrual adjustment	—	(1,605)	1,981
Property, plant and equipment additions included in accounts payable	5,099	1,578	1,803

22.    Segment Information

        We are organized by sales segments on a worldwide basis. We evaluate performance based on a number of factors; however, the primary measures of performance are the net sales, gross profit and income or loss from operations (prior to corporate allocations) of each segment, as these are the key performance indicators that we review. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

22.    Segment Information (Continued)

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

        All our products fall into one or more of these four segments:

  •
  Wholesale/US Nutrition—This segment is comprised of several divisions, each targeting specific market groups which include wholesalers, distributors, food, drug and mass merchandisers, pharmacies, health food stores, bulk and international customers.

  •
  North American Retail—This segment generates revenue through its 441 owned and operated Vitamin World and Nutrition Warehouse stores selling proprietary brand and third-party products, and through its Canadian operation of 81 owned and operated Le Naturiste stores.

  •
  European Retail—This segment generates revenue through its 526 Holland & Barrett stores, 346 recently acquired Julian Graves stores and 31 GNC stores in the UK, 71 DeTuinen stores in the Netherlands and 19 Nature's Way stores in Ireland. Such revenue consists of sales of proprietary brand and third-party products, as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phone.

        The following table represents key financial information of our business segments:

	Wholesale/ US Nutrition		North American Retail		European Retail	Direct Response/ E-Commerce	Corporate/ Manufacturing	Consolidated
For the fiscal year ended September 30, 2008:
Net sales	$1,160,486		$208,014		$600,463	$210,506	$—	$2,179,469
Income (loss) from operations	193,532		3,437	(a)	121,941	34,902	(117,200)	236,612
Depreciation and amortization	11,655		3,161		12,311	5,254	28,340	60,721
Capital expenditures	3,051		5,684		15,837	2,076	22,449	49,097
For the fiscal year ended September 30, 2007:
Net sales	$976,814		$223,435		$620,281	$193,976	$—	$2,014,506
Income (loss) from operations	196,770		2,771	(a)	156,966	50,706	(99,612)	307,601
Depreciation and amortization	11,062		3,883		11,154	5,030	24,472	55,601
Capital expenditures	1,226		763		24,760	1,104	23,421	51,274
For the fiscal year ended September 30, 2006:
Net sales	$885,146		$234,215		$564,933	$195,928	$—	$1,880,222
Income (loss) from operations	75,823	(b)	332	(a)	143,456	52,748	(97,140)	175,219
Depreciation and amortization	10,159		4,884		11,174	5,051	24,780	56,048
Capital expenditures	1,844		2,098		5,416	1,231	23,293	33,882

  (a)
  Includes property, plant and equipment impairment charges of $776, $1,336 and $3,141 for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

  (b)
  Includes trademarked brand impairment charge of $10,450 and other impairments of $920 for the fiscal year ended September 30, 2006.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

22.    Segment Information (Continued)

        Net sales by location of customer

	2008	2007	2006
United States	$1,378,845	$1,214,223	$1,153,536
United Kingdom	572,455	603,558	547,890
Holland	59,389	51,094	43,717
Ireland	22,617	21,311	17,385
Canada	50,921	32,888	32,290
Mexico	16,860	19,498	18,596
Other foreign countries	78,382	71,934	66,808

Consolidated net sales	$2,179,469	$2,014,506	$1,880,222

        Long-lived assets—Property, plant and equipment, goodwill and other intangible assets

	2008	2007
United States	$704,990	$460,530
United Kingdom	236,551	235,909
Holland	12,495	13,371
Ireland	8,518	8,779
Canada	26,038	10,176
Other foreign countries	3,277	3,690

Consolidated long-lived assets	$991,869	$732,455

        Total assets by segment as of September 30, 2008 and 2007 are as follows:

	2008	2007
Wholesale/US Nutrition	$911,918	$498,349
North American Retail	31,580	39,998
European Retail	389,794	419,070
Direct Response/E-Commerce	62,825	55,582
Corporate/Manufacturing	540,241	521,936

Consolidated assets	$1,936,358	$1,534,935

        Approximately 33%, 36% and 35% of our net sales for the fiscal years ended September 30, 2008, 2007 and 2006, respectively, were denominated in currencies other than U.S. dollars, principally British pounds, euros and Canadian dollars. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of assets and total liabilities as of September 30, 2008 and 2007:

	2008	2007
Total Assets	26%	32%
Total Liabilities	12%	21%

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

23.    Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

        The 7 1/8% Notes are guaranteed by all our domestic subsidiaries. The Solgar domestic subsidiary became a guarantor of the 7 1/8% Notes effective July 1, 2006. See Note 11—Long-Term Debt, for additional information regarding the 7 1/8% Notes. Our domestic subsidiaries are wholly-owned by NBTY, Inc. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

  (1)
  Condensed consolidating balance sheets as of September 30, 2008 and 2007, and statements of income and statements of cash flows for the fiscal years ended September 30, 2008, 2007 and 2006 of (a) NBTY, Inc., the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries, and (d) the Company on a consolidated basis, and

  (2)
  Elimination entries necessary to consolidate NBTY, Inc., the parent, with guarantor and non-guarantor subsidiaries.

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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

23.    Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Balance Sheet
As of September 30, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$49,662	$—	$40,518	$—	$90,180
Accounts receivable, net	—	92,396	30,482	—	122,878
Intercompany	—	72,949	626,499	(699,448)	—
Inventories	—	449,128	136,111	—	585,239
Deferred income taxes	—	24,124	974	—	25,098
Other current assets	—	47,559	28,412	—	75,971

Total current assets	49,662	686,156	862,996	(699,448)	899,366
Property, plant and equipment, net	38,120	255,225	125,721	—	419,066
Goodwill	—	180,067	162,312	—	342,379
Other intangible assets, net	—	186,399	44,025	—	230,424
Other assets	—	28,584	16,539	—	45,123
Intercompany loan receivable	359,720	40,733	—	(400,453)	—
Investments in subsidiaries	1,859,852	—	—	(1,859,852)	—

Total assets	$2,307,354	$1,377,164	$1,211,593	$(2,959,753)	$1,936,358

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$30,784	$1,738	$787	$—	$33,309
Accounts payable	—	80,973	39,647	—	120,620
Intercompany	699,448	—	—	(699,448)	—
Accrued expenses and other current liabilities	—	126,890	45,145	—	172,035

Total current liabilities	730,232	209,601	85,579	(699,448)	325,964
Intercompany loan payable	—	—	400,453	(400,453)	—
Long-term debt, net of current portion	519,775	115	18,512	—	538,402
Deferred income taxes	44,109	—	5,030	—	49,139
Other liabilities	15,042	2,664	6,951	—	24,657

Total liabilities	1,309,158	212,380	516,525	(1,099,901)	938,162
Commitments and contingencies
Stockholders' Equity:
Common stock	493	—	—	—	493
Capital in excess of par	140,990	352,019	301,271	(653,290)	140,990
Retained earnings	839,068	812,765	408,967	(1,221,732)	839,068
Accumulated other comprehensive income	17,645	—	(15,170)	15,170	17,645

Total stockholders' equity	998,196	1,164,784	695,068	(1,859,852)	998,196

Total liabilities and stockholders' equity	$2,307,354	$1,377,164	$1,211,593	$(2,959,753)	$1,936,358

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

23.    Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Balance Sheet
As of September 30, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$22,239	$—	$70,663	$—	$92,902
Investments	118,292	—	3,090	—	121,382
Accounts receivable, net	—	79,998	18,456	—	98,454
Intercompany	—	279,035	639,451	(918,486)	—
Inventories	—	293,768	91,222	—	384,990
Deferred income taxes	—	20,659	782	—	21,441
Other current assets	—	22,530	21,627	—	44,157

Total current assets	140,531	695,990	845,291	(918,486)	763,326
Property, plant and equipment, net	34,618	203,955	84,581	—	323,154
Goodwill	—	95,506	156,247	—	251,753
Other intangible assets, net	—	126,450	31,098	—	157,548
Other assets	—	19,508	19,646	—	39,154
Intercompany loan receivable	409,340	—	—	(409,340)	—
Investments in subsidiaries	1,642,107	—	—	(1,642,107)	—

Total assets	$2,226,596	$1,141,409	$1,136,863	$(2,969,933)	$1,534,935

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$815	$174	$—	$—	$989
Accounts payable	—	39,371	32,481	—	71,852
Intercompany	918,486	—	—	(918,486)	—
Accrued expenses and other current liabilities	—	88,284	37,249	—	125,533

Total current liabilities	919,301	127,829	69,730	(918,486)	198,374
Intercompany loan payable	—	—	409,340	(409,340)	—
Long-term debt, net of current portion	190,395	114	19,597	—	210,106
Deferred income taxes	59,794	(3,521)	5,515	—	61,788
Other liabilities	1,136	2,830	4,731	—	8,697

Total liabilities	1,170,626	127,252	508,913	(1,327,826)	478,965
Commitments and contingencies
Stockholders' Equity:
Common stock	537	—	—	—	537
Capital in excess of par	143,244	352,019	301,271	(653,290)	143,244
Retained earnings	864,852	662,138	345,365	(1,007,503)	864,852
Accumulated other comprehensive income	47,337	—	(18,686)	18,686	47,337

Total stockholders' equity	1,055,970	1,014,157	627,950	(1,642,107)	1,055,970

Total liabilities and stockholders' equity	$2,226,596	$1,141,409	$1,136,863	$(2,969,933)	$1,534,935

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

23.    Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Income
Year Ended September 30, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,466,347	$780,232	$(67,110)	$2,179,469

Costs and expenses:
Cost of sales	—	841,935	327,344	(67,110)	1,102,169
Advertising, promotion and catalog	—	116,358	24,121	—	140,479
Selling, general and administrative	107,111	283,123	309,975	—	700,209

	107,111	1,241,416	661,440	(67,110)	1,942,857

Income from operations	(107,111)	224,931	118,792	—	236,612

Other income (expense):
Equity in income of subsidiaries	214,229	—	—	(214,229)	—
Intercompany interest	31,042	—	(31,042)	—	—
Interest	(17,409)	(2)	(1,228)	—	(18,639)
Miscellaneous, net	1,924	6,805	4,338	—	13,067

	229,786	6,803	(27,932)	(214,229)	(5,572)

Income before provision for income taxes	122,675	231,734	90,860	(214,229)	231,040
(Benefit) provision for income taxes	(30,476)	81,107	27,258	—	77,889

Net income	$153,151	$150,627	$63,602	$(214,229)	$153,151

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

23.    Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

23.    Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

23.    Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$153,151	$150,627	$63,602	$(214,229)	$153,151
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(214,229)	—	—	214,229	—
Impairments and disposals of property, plant and equipment	285	1,184	(149)	—	1,320
Depreciation and amortization	4,774	41,876	14,071	—	60,721
Foreign currency transaction (gain)/loss	(2,082)	(884)	1,032	—	(1,934)
Stock-based compensation	1,500	252	145	—	1,897
Amortization and write-off of deferred charges	874	—	—	—	874
Allowance for doubtful accounts	—	2,125	15	—	2,140
Inventory reserves	—	8,336	(223)	—	8,113
Deferred income taxes	—	7,467	230	—	7,697
Excess income tax benefit from exercise of stock options	(1,002)	—	—	—	(1,002)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	(10,060)	(1,559)	—	(11,619)
Inventories	—	(84,115)	7,088	—	(77,027)
Other assets	—	(899)	(1,918)	—	(2,817)
Accounts payable	—	14,364	(9,978)	—	4,386
Accrued expenses and other liabilities	—	30,020	1,485	—	31,505

Net cash (used in) provided by operating activities	(56,729)	160,293	73,841	—	177,405

Cash flows from investing activities:
Intercompany accounts	191,733	(129,074)	(62,659)	—	—
Purchase of property, plant and equipment	(7,261)	(27,325)	(14,511)	—	(49,097)
Purchase of available-for-sale marketable securities	(365,021)	—	—	—	(365,021)
Proceeds from sale of available-for-sale marketable securities	480,113	—	3,043	—	483,156
Cash paid for acquisitions, net of cash acquired	(371,929)	—	(22,603)	—	(394,532)
Cash paid for customer lists	(5,072)	—	—	—	(5,072)
Acquisition working capital escrow	(15,000)	—	—	—	(15,000)

Net cash used in investing activities	(92,437)	(156,399)	(96,730)	—	(345,566)

Cash flows from financing activities:
Proceeds from term loan	300,000	—	—	—	300,000
Proceeds from borrowings under the Revolving Credit Facility	385,000	—	—	—	385,000
Principal payments under the Revolving Credit Facility	(325,000)	—	—	—	(325,000)
Principal payments under long-term debt agreements
and capital leases	(828)	(1,973)	(15)	—	(2,816)
Payments for financing fees	(2,478)	—	—	—	(2,478)
Excess income tax benefit from exercise of stock options	1,002	—	—	—	1,002
Proceeds from stock options exercised	7,325	—	—	—	7,325
Purchase of treasury stock (subsequently retired)	(188,432)	—	—	—	(188,432)

Net cash provided by (used in) financing activities	176,589	(1,973)	(15)	—	174,601

Effect of exchange rate changes on cash and cash equivalents	—	(1,921)	(7,241)	—	(9,162)

Net increase (decrease) in cash and cash equivalents	27,423	—	(30,145)	—	(2,722)
Cash and cash equivalents at beginning of year	22,239	—	70,663	—	92,902

Cash and cash equivalents at end of year	$49,662	$—	$40,518	$—	$90,180

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

23.    Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$207,932	$162,764	$83,857	$(246,621)	$207,932
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(246,621)	—	—	246,621	—
Impairments and disposals of property, plant and equipment	3,067	1,345	270	—	4,682
Depreciation and amortization	6,648	36,724	12,229	—	55,601
Foreign currency transaction (gain)/loss	(2,760)	(2,244)	126	—	(4,878)
Amortization and write-off of deferred charges	1,972	—	—	—	1,972
Allowance for doubtful accounts	—	(1,533)	(42)	—	(1,575)
Inventory reserves	—	10,903	1,929	—	12,832
Deferred income taxes	—	(836)	672	—	(164)
Excess income tax benefit from exercise of stock options	(3,294)	—	—	—	(3,294)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	(4,268)	4,629	—	361
Inventories	—	(14,622)	(14,607)	—	(29,229)
Other assets	—	1,980	(2,617)	—	(637)
Accounts payable	—	(5,881)	6,906	—	1,025
Accrued expenses and other liabilities	—	(1,783)	(1,849)	—	(3,632)

Net cash (used in) provided by operating activities	(33,056)	182,549	91,503	—	240,996

Cash flows from investing activities:
Intercompany accounts	165,544	(169,812)	4,268	—	—
Purchase of property, plant and equipment	(2,884)	(22,826)	(25,564)	—	(51,274)
Purchase of available-for-sale marketable securities	(447,006)	—	(2,760)	—	(449,766)
Proceeds from sale of available-for-sale marketable securities	328,714	—	—	—	328,714
Cash paid for acquisition, net of cash acquired	(37,005)	—	—	—	(37,005)
Cash collateral securing loan	—	—	(18,861)	—	(18,861)
Purchase price settlement	—	—	(473)	—	(473)

Net cash provided by (used in) investing activities	7,363	(192,638)	(43,390)	—	(228,665)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(711)	(177)	—	—	(888)
Payments for financing fees	(1,649)	—	—	—	(1,649)
Excess income tax benefit from exercise of stock options	3,294	—	—	—	3,294
Proceeds from stock options exercised	1,840	—	—	—	1,840
Purchase of treasury stock (subsequently retired)	(14,808)	—	—	—	(14,808)

Net cash used in financing activities	(12,034)	(177)	—	—	(12,211)

Effect of exchange rate changes on cash and cash equivalents	—	881	2,096	—	2,977

Net (decrease) increase in cash and cash equivalents	(37,727)	(9,385)	50,209	—	3,097
Cash and cash equivalents at beginning of year	59,966	9,385	20,454	—	89,805

Cash and cash equivalents at end of year	$22,239	$—	$70,663	$—	$92,902

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

23.    Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2006

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$111,785	$81,728	$73,487	$(155,215)	$111,785
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(155,215)	—	—	155,215	—
Impairments and disposals of property, plant and equipment	97	3,032	1,291	—	4,420
Depreciation and amortization	7,495	35,075	13,478	—	56,048
Foreign currency transaction (gain)/loss	(169)	2,066	(46)	—	1,851
Amortization and write-off of deferred charges	4,354	—	—	—	4,354
Gain on extinguishment of debt	(425)	—	—	—	(425)
Gain on settlement of interest rate SWAP	(353)	—	—	—	(353)
Trademark impairment	—	10,450	—	—	10,450
Allowance for doubtful accounts	—	1,135	292	—	1,427
Inventory reserves	—	8,453	455	—	8,908
Excess income tax benefit from exercise of stock options	(15)	—	—	—	(15)
Deferred income taxes	—	(10,361)	(1,658)	—	(12,019)
Changes in operating assets and liabilities:
Accounts receivable	—	(13,398)	(2,658)	—	(16,056)
Inventories	—	128,476	2,993	—	131,469
Other assets	—	3,511	9,548	—	13,059
Accounts payable	—	2,875	(7,727)	—	(4,852)
Accrued expenses and other liabilities	13,610	(841)	(9,857)	—	2,912

Net cash (used in) provided by operating activities	(18,836)	252,201	79,598	—	312,963

Cash flows from investing activities:
Intercompany accounts	327,737	(211,373)	(116,364)	—	—
Purchase of property, plant and equipment	3,274	(31,083)	(6,073)	—	(33,882)
Proceeds from sale of available-for-sale marketable securities	39,900	—	—	—	39,900
Purchase price adjustment and settlements, net	—	1,845	—	—	1,845
Purchase/sale of intangible assets	—	(150)	(328)	—	(478)

Net cash provided by (used in) investing activities	370,911	(240,761)	(122,765)	—	7,385

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(312,074)	(33)	—	—	(312,107)
Proceeds from short-term borrowings	—	—	18,204	—	18,204
Principal payments under the Revolving Credit Facility	(11,000)	—	—	—	(11,000)
Proceeds from borrowings under the Revolving Credit Facility	5,000	—	—	—	5,000
Proceeds from settlement of interest rate SWAP	353	—	—	—	353
Excess income tax benefit from exercise of stock options	15	—	—	—	15
Proceeds from stock options exercised	105	—	—	—	105

Net cash (used in) provided by financing activities	(317,601)	(33)	18,204	—	(299,430)

Effect of exchange rate changes on cash and cash equivalents	(2,536)	63	4,078	—	1,605

Net increase (decrease) in cash and cash equivalents	31,938	11,470	(20,885)	—	22,523
Cash and cash equivalents at beginning of year	28,028	(2,085)	41,339	—	67,282

Cash and cash equivalents at end of year	$59,966	$9,385	$20,454	$—	$89,805

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

24.    Quarterly Results of Operations (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for fiscal 2008 and 2007 (amounts may not equal fiscal year totals due to rounding):

	Quarter ended
Fiscal 2008:	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
Net sales	$510,858	$532,518	$534,519	$601,574
Gross profit	270,527	271,234	272,064	263,474
Income before income taxes	69,260	65,947	68,970	26,862
Net income	45,822	44,226	45,526	17,576
Net income per basic share	$.68	$.69	$.74	$.29
Net income per diluted share	$.67	$.67	$.72	$.28

	Quarter ended
Fiscal 2007:	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007
Net sales	$506,237	$508,459	$503,368	$496,441
Gross profit	259,190	268,929	262,771	256,832
Income before income taxes	76,764	80,678	77,022	69,511
Net income	50,856	57,354	51,226	48,497
Net income per basic share	$.76	$.85	$.76	$.72
Net income per diluted share	$.73	$.83	$.74	$.70

 SCHEDULE II
NBTY, INC.
Valuation and Qualifying Accounts
For the years ended September 30, 2008, 2007 and 2006

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Fiscal year ended September 30, 2008:
Inventory reserves	$14,136	$8,113	$—	$(5,041)		$17,208
Allowance for doubtful accounts	$7,617	$2,140	$11	$—		$9,768
Promotional program incentive allowance	$27,429	$157,440	$—	$(140,967)		$43,902
Allowance for sales returns	$8,499	$21,506	$—	$(21,101	)(a)	$8,904
Valuation allowance for deferred tax assets	$6,735	$1,665	$—	$—		$8,400
Fiscal year ended September 30, 2007:
Inventory reserves	$11,019	$12,832	$—	$(9,715)		$14,136
Allowance for doubtful accounts	$10,361	$(1,575)	$—	$(1,169	)(b)	$7,617
Promotional program incentive allowance	$30,439	$125,406	$—	$(128,416)		$27,429
Allowance for sales returns	$10,778	$21,976	$—	$(24,255	)(a)	$8,499
Valuation allowance for deferred tax assets	$7,353	$99	$—	$(717)		$6,735
Fiscal year ended September 30, 2006:
Inventory reserves	$13,956	$8,908	$—	$(11,845)		$11,019
Allowance for doubtful accounts	$9,155	$1,427	$—	$(221	)(b)	$10,361
Promotional program incentive allowance	$43,837	$137,138	$—	$(150,536)		$30,439
Allowance for sales returns	$15,616	$28,113	$—	$(32,951	)(a)	$10,778
Valuation allowance for deferred tax assets	$9,245	$1,315	$—	$(3,207)		$7,353

(a)
Represents actual product returns.

(b)
Uncollectible accounts written off.

S-1

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, INC. (Registrant)
By:	/s/ SCOTT RUDOLPH Scott Rudolph Chairman and Chief Executive Officer

Dated: December 1, 2008

        Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT RUDOLPH Scott Rudolph	Chairman and Chief Executive Officer (Principal Executive Officer)	December 1, 2008
/s/ HARVEY KAMIL Harvey Kamil	President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 1, 2008
/s/ ARTHUR RUDOLPH Arthur Rudolph	Director	December 1, 2008
/s/ ARAM G. GARABEDIAN Aram G. Garabedian	Director	December 1, 2008
/s/ GLENN COHEN Glenn Cohen	Director	December 1, 2008
/s/ MICHAEL L. ASHNER Michael L. Ashner	Director	December 1, 2008
/s/ PETER WHITE Peter White	Director	December 1, 2008
/s/ NEIL KOENIG Neil Koenig	Director	December 1, 2008

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE.
NBTY, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008 TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among NBTY, Inc., The NYSE Composite Index And The NYSE Health Care Index
  Item 6. Selected Financial Data
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
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
NBTY, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
Report of Independent Registered Public Accounting Firm
NBTY, Inc. Consolidated Balance Sheets September 30, 2008 and 2007 (in thousands, except per share amounts)
NBTY, Inc. Consolidated Statements of Income Years Ended September 30, 2008, 2007 and 2006 (in thousands, except per share amounts)
NBTY, Inc. Consolidated Statements of Stockholders' Equity and Comprehensive Income Years Ended September 30, 2008, 2007 and 2006 (in thousands)
NBTY, Inc. Consolidated Statements of Cash Flows Years Ended September 30, 2008, 2007 and 2006 (in thousands)
NBTY, Inc. Notes to Consolidated Financial Statements (in thousands, except per share amounts)
NBTY, Inc. Notes to Consolidated Financial Statements (Continued) (in thousands, except per share amounts)
NBTY, Inc. Notes to Consolidated Financial Statements (Continued) (in thousands, except per share amounts)
NBTY, Inc. Notes to Consolidated Financial Statements (Continued) (in thousands, except per share amounts)
NBTY, Inc. Notes to Consolidated Financial Statements (Continued) (in thousands, except per share amounts)
NBTY, Inc. Notes to Consolidated Financial Statements (Continued) (in thousands, except per share amounts)
NBTY, Inc. Notes to Consolidated Financial Statements (Continued) (in thousands, except per share amounts)
Condensed Consolidating Balance Sheet As of September 30, 2008
Condensed Consolidating Balance Sheet As of September 30, 2007
NBTY, Inc. Notes to Consolidated Financial Statements (Continued) (in thousands, except per share amounts)
Condensed Consolidating Statement of Income Year Ended September 30, 2008
Condensed Consolidating Statement of Income Year Ended September 30, 2007
Condensed Consolidating Statement of Income Year Ended September 30, 2006
NBTY, Inc. Notes to Consolidated Financial Statements (Continued) (in thousands, except per share amounts)
Condensed Consolidating Statement of Cash Flows Fiscal Year Ended September 30, 2008
Condensed Consolidating Statement of Cash Flows Fiscal Year Ended September 30, 2007
Condensed Consolidating Statement of Cash Flows Fiscal Year Ended September 30, 2006
NBTY, Inc. Notes to Consolidated Financial Statements (Continued) (in thousands, except per share amounts)
SCHEDULE II NBTY, INC. Valuation and Qualifying Accounts For the years ended September 30, 2008, 2007 and 2006
SIGNATURES