Form 10-Q
period 2008-12-31
NBTY INC
filed 2009-02-09
CIK 70793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2008
Or
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        The number of shares of Common Stock (par value $.008 per share) outstanding as of January 30, 2009 was 61,600,267.

NBTY, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NBTY, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	December 31, 2008	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$52,698	$90,180
Accounts receivable, net	139,856	122,878
Inventories	608,354	585,239
Deferred income taxes	25,355	25,098
Other current assets	49,692	75,971

Total current assets	875,955	899,366
Property, plant and equipment, net	399,428	419,066
Goodwill	324,064	342,379
Intangible assets, net	222,502	230,424
Other assets	38,390	45,123

Total assets	$1,860,339	$1,936,358

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$32,575	$33,309
Accounts payable	134,981	120,620
Accrued expenses and other current liabilities	169,085	172,035

Total current liabilities	336,641	325,964
Long-term debt, net of current portion	501,960	538,402
Deferred income taxes	32,631	49,139
Other liabilities	32,632	24,657

Total liabilities	903,864	938,162

Commitments and contingencies
Stockholders' equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 61,600 shares and 61,599 shares at December 31, 2008 and September 30, 2008, respectively	493	493
Capital in excess of par	141,698	140,990
Retained earnings	852,543	839,068
Accumulated other comprehensive (loss) income	(38,259)	17,645

Total stockholders' equity	956,475	998,196

Total liabilities and stockholders' equity	$1,860,339	$1,936,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three months ended December 31,
	2008	2007
Net sales	$660,552	$510,858

Costs and expenses:
Cost of sales	388,503	240,331
Advertising, promotion and catalog	31,291	34,169
Selling, general and administrative	195,901	168,123
IT project termination costs	8,647	—

	624,342	442,623

Income from operations	36,210	68,235

Other income (expense):
Interest	(9,489)	(3,862)
Miscellaneous, net	(5,633)	4,887

	(15,122)	1,025

Income before provision for income taxes	21,088	69,260
Provision for income taxes	7,613	23,438

Net income	$13,475	$45,822

Net income per share:
Basic	$0.22	$0.68
Diluted	$0.21	$0.67
Weighted average common shares outstanding:
Basic	61,600	66,903
Diluted	63,114	68,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.

Condensed Consolidated Statements of Stockholders' Equity and Comprehensive (Loss) Income

Three Months Ended December 31, 2008 and 2007

(Unaudited)

(in thousands)

	Common Stock
					Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Capital in Excess of Par	Retained Earnings		Total Stockholders' Equity
Balance, September 30, 2008	61,599	$493	$140,990	$839,068	$17,645	$998,196
Components of comprehensive income:
Net income				13,475		13,475
Foreign currency translation adjustment and other, net of taxes					(49,781)	(49,781)
Change in fair value of interest rate swaps, net of taxes					(6,123)	(6,123)

Comprehensive loss:						$(42,429)

Exercise of stock options	1		6			6
Stock compensation			702			702

Balance, December 31, 2008	61,600	$493	$141,698	$852,543	$(38,259)	$956,475

Balance, September 30, 2007	67,118	$537	$143,244	$864,852	$47,337	$1,055,970
Components of comprehensive income:
Net income				45,822		45,822
Foreign currency translation adjustment and other, net of taxes					(4,399)	(4,399)

Comprehensive income:						$41,423

Adoption of FIN 48				(3,025)		(3,025)
Purchase and retirement of treasury shares	(296)	(2)	(468)	(10,133)		(10,603)
Excess tax benefit from exercise of stock options			88			88

Balance, December 31, 2007	66,822	$535	$142,864	$897,516	$42,938	$1,083,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$13,475	$45,822
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Impairments and disposals of property, plant and equipment	487	462
Depreciation and amortization	17,521	13,932
IT project termination costs	4,667	—
Foreign currency transaction loss (gain)	5,886	(1,299)
Amortization of deferred charges	316	186
Stock-based compensation	702	—
Allowance for doubtful accounts	1,361	(229)
Inventory reserves	1,737	1,061
Deferred income taxes	152	449
Excess income tax benefit from exercise of stock options	—	(88)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(27,740)	(11,789)
Inventories	(44,047)	(7,784)
Other assets	4,698	785
Accounts payable	24,613	687
Accrued expenses and other liabilities	2,884	7,842

Net cash provided by operating activities	6,712	50,037

Cash flows from investing activities:
Purchase of property, plant and equipment	(22,639)	(9,814)
Purchase of available-for-sale investments	—	(55,148)
Proceeds from sale of available-for-sale investments	—	39,272
Cash paid for acquisitions, net of cash acquired	(264)	(5,072)
Escrow refund, net of purchase price adjustments	12,219	—

Net cash used in investing activities	(10,684)	(30,762)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(8,497)	(239)
Proceeds from borrowings under the Revolving Credit Facility	35,000	—
Principal payments under the Revolving Credit Facility	(60,000)	—
Excess income tax benefit from exercise of stock options	—	88
Proceeds from stock options exercised	6	—
Purchase of treasury stock (subsequently retired)	—	(10,603)

Net cash used in financing activities	(33,491)	(10,754)

Effect of exchange rate changes on cash and cash equivalents	(19)	(2,482)

Net (decrease) increase in cash and cash equivalents	(37,482)	6,039
Cash and cash equivalents at beginning of period	90,180	92,902

Cash and cash equivalents at end of period	$52,698	$98,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except per share amounts)

1. Basis of Presentation

        NBTY, Inc. (together with its subsidiaries, "we," "our," "us," "NBTY," or the "Company") is a leading global vertically integrated manufacturer, marketer, distributor and retailer of a broad line of high-quality, value-priced nutritional supplements in the United States and throughout the world. We market over 25,000 products under numerous owned and private-label brands, including Nature's Bounty®, Vitamin World®, Pure Protein®, Body Fortress®, Puritan's Pride®, Holland & Barrett®, Rexall®, Osteo-Bi-Flex®, Flex-A-Min®, Knox®, Sundown®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®, DeTuinen®, Le Naturiste™, SISU®, Solgar®, Physiologics® and Ester-C®.

        We have prepared these financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") applicable to interim financial information and on a basis that is consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 ("2008 Form 10-K"). In our opinion, these financial statements reflect all adjustments (including normal recurring items) necessary for a fair presentation of our results for the interim periods presented. These financial statements do not include all information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our 2008 Form 10-K. Results for interim periods are not necessarily indicative of results which may be achieved for a full year.

Estimates

        The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These judgments can be subjective and complex, and consequently actual results could differ materially from those estimates and assumptions. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our most significant estimates include: sales returns and other allowances; inventory valuation and obsolescence; valuation and recoverability of long-lived assets, including goodwill; income taxes; and accruals for the outcome of current litigation.

Accounts Receivable Reserves

Accounts receivable were net of the following reserves:

	December 31, 2008	September 30, 2008
Allowance for sales returns	$10,057	$8,904
Promotional programs incentive allowance	48,534	43,902
Allowance for doubtful accounts	11,440	9,768

	$70,031	$62,574

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

1. Basis of Presentation (Continued)

Recent Accounting Developments

        In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures regarding an entity's derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", and its related interpretations; and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. SFAS 161 will become effective for us on October 1, 2009. The adoption of SFAS 161 will not have a material impact on our financial position, results of operations or liquidity.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), ("SFAS 141R"), "Business Combinations", which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, however, includes changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R will become effective for us beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS 141R will be dependent on the extent and nature of any future acquisitions.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Companies electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 became effective for us on October 1, 2008. The adoption of SFAS 159 did not have a significant impact on our consolidated financial position or results of operations as we did not elect the fair value option.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. We adopted SFAS 157 on October 1, 2008 for financial assets and liabilities carried at fair value and non financial assets and liabilities that are recognized or disclosed on a recurring basis. The adoption did not have a material effect on the consolidated financial statements. In February 2008, the FASB issued FASB Staff Position 157-2, which provides for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

1. Basis of Presentation (Continued)

consolidated financial statements on a non-recurring basis. FASB Staff Position 157-2 will become effective for us beginning October 1, 2009. We anticipate that the adoption of FASB Staff Position SFAS 157-2 will not have a significant impact on our consolidated financial position or results of operations.

2. Acquisitions

  Leiner

        On July 14, 2008, we acquired substantially all the nutritional supplement assets of Leiner Health Products Inc. ("Leiner") plus the assumption of certain liabilities for $370,600 (subject to adjustment based upon finalization of working capital balances acquired at the date of closing). During December 2008, the working capital balances were finalized resulting in an additional payment by us of $2,366 which increased goodwill. The working capital payment was made from the $15,000 held in escrow and the remainder of the escrow was returned to NBTY. The purchase price was funded primarily by the use of our existing $325,000 revolving credit facility and cash on hand. The Company also incurred $3,470 of direct transaction costs for a total purchase price of $376,436. Substantially all the goodwill associated with this acquisition is deductible for tax purposes.

        At the closing of the Leiner acquisition, we anticipated workforce reductions and, as such, included an estimated accrual for such reductions of $5,508, comprised of severance and employee benefits, in the purchase price allocation. The rollforward of the workforce reduction accrual was as follows:

Accrual at September 30, 2008	$5,849
Additional accruals	1,514
Payments	(1,296)

Accrual at December 31, 2008	$6,067

        During the first quarter of fiscal 2009, we incurred $1,514 for severance costs, in the form of stay-bonuses, expected to be paid to Leiner transitional associates upon their termination. This amount was included in selling, general and administrative expense in the consolidated statement of income for the three months ended December 31, 2008.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

2. Acquisitions (Continued)

        The following unaudited pro forma financial information presents a summary of our consolidated net sales and net income for the three months ended December 31, 2007, assuming that the acquisition of Leiner had taken place on October 1, 2007:

Three months ended December 31, 2007 Pro Forma
Net sales	$640,981

Net income	$25,225

Net income per share
Basic	$0.38
Diluted	$0.37
Weighted average common shares outstanding
Basic	66,903
Diluted	68,786

        The above unaudited pro forma financial information has been prepared for comparative purposes only and includes certain adjustments to actual financial results, such as imputed interest costs, and estimated additional depreciation and amortization expense as a result of property, plant and equipment and intangible assets acquired. The pro forma financial information does not purport to be indicative of the results of operations that would have been achieved had the acquisition taken place on the date indicated or that may result in the future.

  Julian Graves

        On September 16, 2008, our subsidiary, NBTY Europe Limited, acquired Julian Graves, a UK independent retailer of nuts, seeds and confectionaries for approximately $25,000. Julian Graves has a network of 346 stores throughout the UK. The preliminary allocation of net assets acquired primarily consisted of inventory, property, plant and equipment, goodwill and other intangible assets. Since we acquired the outstanding share capital of Julian Graves, the goodwill associated with this acquisition is not deductible for tax purposes. The purchase agreement stipulates an adjustment to the purchase price between the buyer and seller for the excess or shortfall of the final working capital threshold as stated in the agreement. During January 2009, the final working capital amount was agreed between the buyer and seller, which will result in a reduction of the purchase price and goodwill of approximately $2,750 upon settlement. The allocation of net assets acquired is based on preliminary estimates. Finalization of the valuation of the net assets acquired and working capital balance at the date of closing are subject to change during the purchase price allocation period (generally one year from the acquisition date).

        In September 2008, the UK Office of Fair Trading commenced an investigation under the merger control provisions of the Enterprise Act 2002 into the completed acquisition by NBTY Europe of Julian Graves. The investigation is ongoing. If the Office of Fair Trading concludes that there is a realistic prospect that the acquisition of Julian Graves will substantially lessen competition in the UK,

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

2. Acquisitions (Continued)

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

        Proforma financial information related to Julian Graves is not provided as its impact was not material to our consolidated financial statements.

3. Inventories

        The components of inventories were as follows:

	December 31, 2008	September 30, 2008
Raw materials	$180,100	$180,330
Work-in-process	26,741	33,941
Finished goods	420,177	388,176
Valuation and obsolescence reserves	(18,664)	(17,208)

Total	$608,354	$585,239

4. Goodwill and Intangible Assets

Goodwill

        The changes in the carrying amount of goodwill by segment for the three month period ended December 31, 2008, were as follows:

	Wholesale / US Nutrition	North American Retail	European Retail	Direct Response / E-Commerce	Consolidated
Balance at September 30, 2008	$175,690	$—	$150,584	$16,105	$342,379
Foreign currency translation	(666)	—	(25,890)	—	(26,556)
Purchase price adjustments	5,645	123	2,473	—	8,241

Balance at December 31, 2008	$180,669	$123	$127,167	$16,105	$324,064

        The purchase price adjustments included in the Wholesale/US Nutrition segment relate to Leiner acquisition adjustments of $2,366 for the finalization of working capital balances, $730 of additional transaction costs and a $2,549 increase in the tax accrual. The purchase price adjustments included in the European Retail segment relate to the acquisition of Julian Graves.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

4. Goodwill and Intangible Assets (Continued)

Other Intangible Assets

        The carrying amounts of intangible assets as of December 31, 2008 and September 30, 2008 were as follows:

	December 31, 2008		September 30, 2008
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets
Brands	$97,124	$22,356	$98,566	$21,374	20
Customer lists	64,903	40,739	65,007	39,882	2–15
Private label and customer relationships	121,622	9,355	123,435	8,068	10–20
Trademarks and licenses	15,547	6,477	17,308	6,847	2–20
Covenants not to compete	3,519	3,086	3,545	3,066	3–5

	302,715	82,013	307,861	79,237
Indefinite lived intangible asset
Trademark	1,800	—	1,800	—

Total intangible assets	$304,515	$82,013	$309,661	$79,237

        Aggregate amortization expense of other intangible assets included in the consolidated statements of income under the caption "selling, general and administrative" expenses for the three months ended December 31, 2008 and 2007 was approximately $4,035 and $3,381, respectively.

        Assuming no changes in our definite lived intangible assets, estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the fiscal year ending September 30,
2009	$15,997
2010	$15,746
2011	$15,705
2012	$15,574
2013	$15,475

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

5. IT Project Termination Costs

        During December 2008, management determined that certain information technology projects relating to the Direct Response/E-Commerce segment which were ineffective and not economical would be terminated. These newly purchased and partially installed Internet and computer programs were ineffective in generating new customers and were discontinued. As a result, $4,667 of previously capitalized software costs were written-off during the quarter. In addition, certain termination payments and future lease obligations of $3,415 were charged to operations during the quarter relating to these terminated projects as they will not provide any future economic benefit. As a result of the termination of operating management in the Direct Response/E-Commerce segment, we also incurred severance costs of $565.

6. Accrued Expenses and Other Current Liabilities

        The components of accrued expenses and other current liabilities were as follows:

	December 31, 2008	September 30, 2008
Accrued compensation and related taxes	$29,986	$32,909
Accrued purchases	59,310	41,320
Litigation	10,034	10,375
Income taxes payable	3,195	11,040
Accrued interest	4,517	9,607
Other	62,043	66,784

	$169,085	$172,035

7. Long-Term Debt

        The components of long-term debt were as follows:

	December 31, 2008	September 30, 2008
Credit Agreement:
$300 million, five-year term loan	$292,500	$300,000
Revolving Credit Facility	35,000	60,000
Senior Subordinated Notes	188,744	188,708
Multi-currency Term Loan	13,877	17,222
Mortgage	1,462	1,599
Capital Leases	2,952	4,182

	534,535	571,711
Less: current portion	32,575	33,309

Total	$501,960	$538,402

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

8. Litigation Summary

Prohormone products

  California Action

        On July 25, 2002, a putative consumer class-action lawsuit was filed in California state court against our subsidiary, MET-Rx USA, Inc. ("MET-Rx"), claiming that the advertising and marketing of certain prohormone supplements were false and misleading, or alternatively, that the prohormone products contained ingredients that were controlled substances under California law. In February 2008, the court denied plaintiffs' motion for class certification. Plaintiffs appealed that ruling but have since abandoned the appeal.

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

Nutrition Bars

        Our subsidiary, Rexall Sundown, Inc. ("Rexall"), and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. We have defended this action vigorously. In December 2007, while Rexall's and the other defendants' renewed motion for judgment on the pleadings was pending, the Court again stayed the case for all purposes, pending rulings on other relevant cases before the California Supreme Court. The California Supreme Court issued a ruling in those other cases on February 11, 2008. The parties to those other cases filed a petition for certiorari with the United States Supreme Court. That petition was denied on January 12, 2009. The case remains stayed. Based upon the information currently available, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

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

9. Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

9. Income Taxes (Continued)

to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors.

        The effective income tax rate for the three months ended December 31, 2008 and 2007 was 36.1% and 33.8%, respectively. The effective income tax rate was higher for the three months ended December 31, 2008 as compared to the prior comparable period due to a higher effective state rate as a result of increased operations in California from the Leiner acquisition.

        We accrue interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods. At December 31, 2008, we had $1,914 and $898 accrued for the potential payment of interest and penalties, respectively. As of December 31, 2008, we were subject to U.S. Federal Income Tax examinations for the tax years 2005-2008, and to non-US examinations for the tax years of 2003–2008. In addition, we are generally subject to state and local examinations for fiscal years 2005–2008.

10. Net Income Per Share

        Basic net income per share is based on the weighted average number of common shares outstanding during the three month period ended December 31, 2008 and 2007. Diluted net income per share includes the dilutive effect of outstanding stock options, which resulted in a dilutive effect of approximately 1,514 and 1,883 shares for the three months ended December 31, 2008 and 2007, respectively. There were 900 outstanding stock options at December 31, 2008 that were not included in the calculation of diluted net income per share since they would have been anti-dilutive.

11. Fair Value of Financial Instruments

        On October 1, 2008, we adopted the provisions of SFAS 157, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

11. Fair Value of Financial Instruments (Continued)

Interest Rate Swaps

        In Fiscal 2008, we entered into two interest rate swap contracts to hedge the variability of future interest relating to a portion of the interest payments on our Term Loan. Each swap contract has a notional amount of $100 million and a fixed interest rate, before bank margin of 3.88% for a two year term and 4.195% for a three year term, respectively. Under the terms of the swap contracts, variable interest payments for a portion of our Term Loan are swapped for fixed interest payments.

        In accordance with SFAS 133, as amended by SFAS 138, we have formally documented the relationship between the interest rate swap contracts and the Term Loan, as well as our risk management objective and strategy for undertaking the hedge transactions. This process includes linking the derivative which was designated as a cash flow hedge to the specific liability on the balance sheet. We record the change in the fair value of the swap contracts through Other Comprehensive Income ("OCI"), net of tax. Since we expect these hedging relationships to be highly effective, both at inception of the hedges and on an ongoing basis, they are expected to be highly effective in achieving offsetting changes in fair value attributable to the hedged risk during the period that the hedges are designated. We have determined that there will be no ineffectiveness in the hedging relationships since the hedged forecasted interest payments are based on the same notional amount, have the same reset dates, and are based on the same benchmark interest rate designated under the variable rate Term Loan. We assess, at the inception of the hedges and on an ongoing basis, whether the derivatives used in the hedging transaction are highly effective in offsetting changes in the cash flows of the hedged item. The change in the fair value of the swap contracts for the three months ended December 31, 2008 recorded through OCI, net of tax was $6,123. At December 31, 2008, the swap contracts liability, included in other liabilities, was $12,191. The fair value of the swap contracts were valued using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates (Level 2).

7 1/8% Senior Subordinated Notes

        The face value and the fair value of the 7 1/8% Senior Subordinated Notes at December 31, 2008, was $190,000 and $133,000, respectively. The fair value of the 7 1/8% Senior Subordinated Notes were valued based on then quoted market prices (Level 1).

12. Business and Credit Concentration

Financial Instruments

        Financial instruments which potentially subject us to credit risk consist primarily of cash and cash equivalents (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts), investments and trade accounts receivable. We mitigate our risk by investing in or through major financial institutions. At December 31, 2008, we had $3,075 of municipal auction rate securities, which were classified in non-current assets as available-for-sale investments.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

12. Business and Credit Concentration (Continued)

Customers

        We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current credit worthiness, as determined by review of their current credit information. Customers account activity is continuously monitored. As a result of this review process, we record bad debt expense, which is based upon historical experience as well as specific customer collection issues that have been identified, to adjust the carrying amount of the related receivable to its estimated realizable value. While such bad debt expenses have historically been within expectations and allowances established, if the financial condition of one or more of our customers were to deteriorate, additional bad debt provisions may be required.

        The following individual customers accounted for the following percentages of net sales for the three months ended December 31, 2008 and 2007, respectively:

	Wholesale/US Nutrition Net Sales Three months ended December 31,		Consolidated Net Sales Three months ended December 31,
	2008	2007	2008	2007
Customer A	29%	21%	18%	10%
Customer B	12%	—	7%	—

        The loss of any one of these customers, or any other major customer, would have a material adverse effect on our consolidated results of operations if we were unable to replace such customer(s).

        The following individual customers accounted for 10% or more of the Wholesale/US Nutrition segment's gross accounts receivable as of December 31, 2008 and September 30, 2008, respectively:

	December 31, 2008	September 30, 2008
Customer A	22%	19%
Customer B	16%	5%

13. Supplemental Disclosure of Cash Flow Information

	Three months ended December 31,
	2008	2007
Non-cash investing and financing information:
Property, plant and equipment additions included in accounts payable	$3,304	$4,436
Acquisitions accounted for under the purchase method:
Fair value of assets acquired	$264	$5,072
Liabilities assumed	—	—
Less: Cash acquired	—	—

Net cash paid	$264	$5,072

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

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

  •
  North American Retail—This segment generates revenue through its 447 owned and operated Vitamin World and Nutrition Warehouse stores selling proprietary brand and third-party products, and through its Canadian operation of 84 owned and operated Le Naturiste stores.

  •
  European Retail—This segment generates revenue through its 533 Holland & Barrett stores, 346 recently acquired Julian Graves stores and 31 GNC stores in the UK, 71 DeTuinen stores in the Netherlands and 21 Nature's Way stores in Ireland. Such revenue consists of sales of proprietary brand and third-party products, as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phone.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

14. Segment Information (Continued)

        The following table represents key financial information of our business segments:

	Wholesale/ US Nutrition	North American Retail	European Retail	Direct Response/ E-Commerce	Corporate/ Manufacturing	Consolidated
Three months ended December 31, 2008:
Net sales	$406,966	$48,438	$156,026	$49,122	$—	$660,552
Income (loss) from operations	42,014	247	26,171	2,204	(34,426)	36,210
Depreciation and amortization	3,724	752	3,561	1,265	8,219	17,521
Capital expenditures	176	1,501	4,123	4,117	12,722	22,639
Three months ended December 31, 2007:
Net sales	$258,935	$56,182	$158,597	$37,144	$—	$510,858
Income (loss) from operations	53,981	(864)	35,067	7,123	(27,072)	68,235
Depreciation and amortization	2,694	850	3,063	1,366	5,959	13,932
Capital expenditures	1,828	210	4,509	3	3,264	9,814

        Net sales by location of customer

	Three months ended December 31,
	2008	2007
Net sales by location of customer
United States	$449,191	$303,266
United Kingdom	147,204	148,666
Holland	14,597	16,111
Ireland	4,953	5,604
Canada	22,219	9,800
Mexico	2,779	6,235
Other foreign countries	19,609	21,176

Consolidated net sales	$660,552	$510,858

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

14. Segment Information (Continued)

        Total assets by segment were as follows:

	December 31, 2008	September 30, 2008
Wholesale / US Nutrition	$861,588	$835,883
North American Retail	32,413	31,580
European Retail	342,656	389,794
Direct Response / E-Commerce	64,585	62,825
Corporate / Manufacturing	559,097	616,276

Consolidated assets	$1,860,339	$1,936,358

        Approximately 29% and 36% of our net sales during the three months ended December 31, 2008 and 2007, respectively, were denominated in currencies other than U.S. dollars, principally British Pounds, Euros and Canadian dollars. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on our results of operations.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	December 31, 2008	September 30, 2008
Total Assets	23%	26%
Total Liabilities	9%	12%

15. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

        The 7 1/8% Senior Subordinated Notes due 2015 are guaranteed by all of our domestic subsidiaries, which are wholly-owned by the Company. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

  1.
  Condensed consolidating financial statements as of December 31, 2008 and September 30, 2008 and for the three months ended December 31, 2008 and 2007 of (a) NBTY, Inc., the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and

  2.
  Elimination entries necessary to consolidate NBTY, Inc., the parent, with guarantor and non-guarantor subsidiaries.

        The condensed consolidating financial statements are presented using the equity method of accounting for investments in wholly-owned subsidiaries. Under this method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. This financial information should be read in conjunction with the financial statements and other notes related thereto.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

15. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5,493	$—	$47,205	$—	$52,698
Accounts receivable, net	—	120,221	25,773	(6,138)	139,856
Intercompany	—	87,639	625,230	(712,869)	—
Inventories	—	484,989	123,365	—	608,354
Deferred income taxes	—	24,287	1,068	—	25,355
Other current assets	—	24,919	24,773	—	49,692

Total current assets	5,493	742,055	847,414	(719,007)	875,955
Property, plant and equipment, net	40,060	257,399	101,969	—	399,428
Goodwill	—	184,727	139,337	—	324,064
Other intangible assets, net	—	183,015	39,487	—	222,502
Other assets	—	26,300	12,090	—	38,390
Intercompany loan receivable	289,860	40,733	—	(330,593)	—
Investments in subsidiaries	1,905,102	—	—	(1,905,102)	—

Total assets	$2,240,515	$1,434,229	$1,140,297	$(2,954,702)	$1,860,339

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$30,745	$1,210	$620	$—	$32,575
Accounts payable	—	102,768	32,213	—	134,981
Intercompany	712,869	—	—	(712,869)	—
Accrued expenses and other current liabilities	—	138,510	36,713	(6,138)	169,085

Total current liabilities	743,614	242,488	69,546	(719,007)	336,641
Intercompany loan payable	—	—	330,593	(330,593)	—
Long-term debt, net of current portion	487,133	59	14,768	—	501,960
Deferred income taxes	28,478	—	4,153	—	32,631
Other liabilities	24,815	2,553	5,264	—	32,632

Total liabilities	1,284,040	245,100	424,324	(1,049,600)	903,864
Commitments and contingencies
Stockholders' Equity:
Common stock	493	—	—	—	493
Capital in excess of par	141,698	352,019	301,271	(653,290)	141,698
Retained earnings	852,543	837,110	421,728	(1,258,838)	852,543
Accumulated other comprehensive income	(38,259)	—	(7,026)	7,026	(38,259)

Total stockholders' equity	956,475	1,189,129	715,973	(1,905,102)	956,475

Total liabilities and stockholders' equity	$2,240,515	$1,434,229	$1,140,297	$(2,954,702)	$1,860,339

NBTY, Inc.

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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

15. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Income
Three Months Ended December 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$466,544	$211,026	$(17,018)	$660,552

Costs and expenses:
Cost of sales	—	312,705	92,816	(17,018)	388,503
Advertising, promotion and catalog	—	25,606	5,685	—	31,291
Selling, general and administrative	31,831	78,648	85,422	—	195,901
IT project termination costs	—	8,647	—	—	8,647

	31,831	425,606	183,923	(17,018)	624,342

Income from operations	(31,831)	40,938	27,103	—	36,210

Other income (expense):
Equity in income of subsidiaries	37,106	—	—	(37,106)	—
Intercompany interest	6,655	—	(6,655)	—	—
Interest	(9,040)	—	(449)	—	(9,489)
Miscellaneous, net	(380)	(3,484)	(1,769)	—	(5,633)

	34,341	(3,484)	(8,873)	(37,106)	(15,122)

Income before provision for income taxes	2,510	37,454	18,230	(37,106)	21,088
(Benefit)/ provision for income taxes	(10,965)	13,109	5,469	—	7,613

Net income	$13,475	$24,345	$12,761	$(37,106)	$13,475

NBTY, Inc.

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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

15. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$13,475	$24,345	$12,761	$(37,106)	$13,475
Adjustments to reconcile net income to net cash & cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(37,106)	—	—	37,106	—
Impairments and disposals of property, plant and equipment	25	—	462	—	487
Depreciation and amortization	1,251	12,181	4,089	—	17,521
IT project termination costs	—	4,667	—	—	4,667
Foreign currency transaction (gain) / loss	3,011	797	2,078	—	5,886
Amortization of deferred charges	316	—	—	—	316
Stock-based compensation	562	88	52	—	702
Allowance for doubtful accounts	—	1,290	71	—	1,361
Inventory reserves	—	1,737	—	—	1,737
Deferred income taxes	—	153	(1)	—	152
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(25,359)	(2,381)	—	(27,740)
Inventories	—	(37,759)	(6,288)	—	(44,047)
Other assets	—	5,806	(1,108)	—	4,698
Accounts payable	—	24,813	(200)	—	24,613
Accrued expenses and other liabilities	—	2,989	(105)	—	2,884

Net cash (used in) provided by operating activities	(18,466)	15,748	9,430	—	6,712

Cash flows from investing activities:
Intercompany accounts	(1,699)	1,714	(15)	—	—
Purchase of property, plant and equipment	(3,190)	(16,295)	(3,154)	—	(22,639)
Cash paid for acquisitions, net of cash acquired	—	—	(264)	—	(264)
Escrow refund, net of purchase price adjustments	11,904	—	315	—	12,219

Net cash provided by (used in) investing activities	7,015	(14,581)	(3,118)	—	(10,684)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(7,724)	(611)	(162)	—	(8,497)
Proceeds from borrowings under the Revolving Credit Facility	35,000	—	—	—	35,000
Principal payments under the Revolving Credit Facility	(60,000)	—	—	—	(60,000)
Proceeds from stock options exercised	6	—	—	—	6

Net cash used in financing activities	(32,718)	(611)	(162)	—	(33,491)

Effect of exchange rate changes on cash and cash equivalents	—	(556)	537	—	(19)

Net (decrease) increase in cash and cash equivalents	(44,169)	—	6,687	—	(37,482)
Cash and cash equivalents at beginning of period	49,662	—	40,518	—	90,180

Cash and cash equivalents at end of period	$5,493	$—	$47,205	$—	$52,698

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

15. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$45,822	$39,965	$18,477	$(58,442)	$45,822
Adjustments to reconcile net income to net cash & cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(58,442)	—	—	58,442	—
Impairments and disposals of property, plant and equipment	77	383	2	—	462
Depreciation and amortization	1,546	9,019	3,367	—	13,932
Foreign currency transaction (gain) / loss	(673)	(911)	285	—	(1,299)
Amortization of deferred charges	186	—	—	—	186
Allowance for doubtful accounts	—	(229)	—	—	(229)
Inventory reserves	—	798	263	—	1,061
Deferred income taxes	—	449	—	—	449
Excess income tax benefit from exercise of stock options	(88)	—	—	—	(88)
Changes in operating assets and liabilities, net of acquisitions:			—
Accounts receivable	—	(11,787)	(2)	—	(11,789)
Inventories	—	(2,252)	(5,532)	—	(7,784)
Other assets	—	3,736	(2,951)	—	785
Accounts payable	—	(1,724)	2,411	—	687
Accrued expenses and other liabilities	—	6,897	945	—	7,842

Net cash (used in) provided by operating activities	(11,572)	44,344	17,265	—	50,037

Cash flows from investing activities:
Intercompany accounts	32,798	(41,152)	8,354	—	—
Purchase of property, plant and equipment	(2,183)	(3,353)	(4,278)	—	(9,814)
Purchase of available-for-sale investments	(55,148)	—	—	—	(55,148)
Proceeds from sale of available-for-sale investments	36,140	—	3,132	—	39,272
Cash paid for acquisitions, net of cash acquired	(5,072)	—	—	—	(5,072)

Net cash provided by (used in) investing activities	6,535	(44,505)	7,208	—	(30,762)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(206)	(33)	—	—	(239)
Excess income tax benefit from exercise of stock options	88	—	—	—	88
Purchase of treasury stock (subsequently retired)	(10,603)	—	—	—	(10,603)

Net cash used in financing activities	(10,721)	(33)	—	—	(10,754)

Effect of exchange rate changes on cash and cash equivalents	—	194	(2,676)	—	(2,482)

Net (decrease) increase in cash and cash equivalents	(15,758)	—	21,797	—	6,039
Cash and cash equivalents at beginning of period	22,239	—	70,663	—	92,902

Cash and cash equivalents at end of period	$6,481	$—	$92,460	$—	$98,941

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

  •
  fluctuations in foreign currencies, including the British pound, the euro, the Canadian dollar and the Chinese yuan;

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

  •
  risk factors discussed elsewhere in this report and in our Form 10-K for the fiscal year ended September 30, 2008;

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

        The following discussion should also be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere herein and our 2008 Form 10-K.

Overview

        NBTY, Inc. (together with its subsidiaries, the "Company," "NBTY," "we," or "us") is a leading global vertically integrated manufacturer, marketer and retailer of a broad line of high quality, value-priced nutritional supplements in the United States and throughout the world. We market approximately 25,000 products under numerous brands, including Nature's Bounty®, Vitamin World®, Pure Protein®, Body Fortress®, Puritan's Pride®, Holland & Barrett®, Rexall®, Osteo Bi-Flex®,

NBTY, Inc.

Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

(in thousands, except per share amounts)

Flex-A-Min®, Knox®, Sundown®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®, DeTuinen®, Le Naturiste™, SISU®, Solgar®, Physiologics® and Ester-C®. Our vertical integration includes the purchase of raw materials, formulation and manufacture of products, which we then market through the following four channels of distribution:

  •
  Wholesale/US Nutrition operations—distribute products under various US Nutrition brand names and third party private labels, each targeting specific market groups that include mass market retailers, supermarkets, drugstore chains, pharmacies, health and natural food stores, bulk healthcare practitioners, wholesalers, distributors and international customers;

  •
  North American Retail operations—include 447 Vitamin World and Nutrition Warehouse stores selling proprietary brand and third-party products in the United States and our Canadian operation of 84 Le Naturiste stores;

  •
  European Retail operations—include 533 Holland & Barrett stores, 346 Julian Graves stores, and 31 GNC stores in the UK; 71 DeTuinen stores in the Netherlands; and 21 Nature's Way stores in Ireland, each selling proprietary brand and third-party products; and

  •
  Direct Response/E-Commerce operations—include the sale of proprietary brand and third-party products primarily through mail order catalogs and the internet.

Critical Accounting Policies

        Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. A discussion of our critical accounting policies and estimates are included in Management's Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Management has discussed the development and selection of these policies with the Audit Committee of the Company's Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company's disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management's Discussion and Analysis section of the audited financial statements for the fiscal year ended September 30, 2008 as filed with the Securities and Exchange Commission.

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

(in thousands, except per share amounts)

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007:

  Net Sales

        Net sales by segment for the three months ended December 31, 2008 as compared with the prior comparable period were as follows:

	Net Sales by Segment Three months ended December 31,
	2008		2007		Comparison 2008 vs. 2007
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale / US Nutrition	$406,966	61.7%	$258,935	50.7%	$148,031	57.2%
North American Retail	48,438	7.3%	56,182	11.0%	(7,744)	(13.8)%
European Retail	156,026	23.6%	158,597	31.0%	(2,571)	(1.6)%
Direct Response / E-Commerce	49,122	7.4%	37,144	7.3%	11,978	32.2%

Net sales	$660,552	100.0%	$510,858	100.0%	$149,694	29.3%

  Wholesale / US Nutrition

        Net sales for the Wholesale / US Nutrition segment increased $148,031 or 57.2% to $406,966 for the three months ended December 31, 2008. This increase was primarily due to net sales from our newly acquired subsidiary, Leiner, which contributed $130,970 in net sales. The remaining net sales increase for the three months ended December 31, 2008 was $17,061 or 6.6%. We continue to increase sales through new product introductions and promotions. Some of the major brands in this segment include Nature's Bounty, Solgar, Osteo Bi-Flex, Rexall, Ester C and Sundown. Collectively, sales of these brands increased $3,514. Additionally, net sales from our sports nutrition brands increased $10,513 over the prior comparable quarter. We continue to adjust shelf space allocation among the US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition's position in the mass market. US Nutrition continues to leverage valuable consumer sales information obtained from our Vitamin World retail stores and Puritan's Pride Direct Response/E-Commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales.

        We continue to use targeted promotions to grow overall net sales. Promotional programs and rebates as a percentage of sales were 8.5% for the three months ended December 31, 2008 as compared to 10.1% for the prior comparable period.

        Product returns were $7,508 or 1.7% of sales for the three months ended December 31, 2008 as compared to $6,638 or 2.2% of sales for the prior comparable period. The product returns for the three months ended December 31, 2008 and 2007 are mainly attributable to returns in the ordinary course of business.

        One customer represented 29% and 21% of the Wholesale / US Nutrition segment's net sales for the three months ended December 31, 2008 and 2007, respectively. It also represented 18% and 10% of consolidated net sales for the three months ended December 31, 2008 and 2007, respectively. Another customer represented 12% of the Wholesale / US Nutrition segment's net sales and 7% of consolidated net sales for the three months ended December 31, 2008. The loss of either one of these

NBTY, Inc.

Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

(in thousands, except per share amounts)

customers, or any one of our major customers, would have a material adverse effect on our results of operations if we were unable to replace such customers.

  North American Retail

        Net sales for this segment decreased $7,744 or 13.8% to $48,438 for the three months ended December 31, 2008. Sales for stores open more than one year (same store sales) decreased 11.0%. This decline in net sales is partially attributable to a shift in our Vitamin World stores strategy from reliance on promotional discounting to drive sales to an everyday low price for its customers.

        The following is a summary of North American Retail store activity for the three months ended December 31, 2008 and 2007:

	Three months ended December 31,
	2008	2007
North American Retail stores:
Vitamin World
Open at beginning of the period	441	457
Opened during the period	7	2
Closed during the period	(1)	(5)
Open at end of the period	447	454
Le Naturiste
Open at beginning of the period	81	80
Opened during the period	3	—
Closed during the period	—	—
Open at end of the period	84	80

        We anticipate opening an additional 5 Vitamin World stores and closing up to 12 under-performing Vitamin World stores during the remainder of this fiscal year.

  European Retail

        The decrease in net sales for this segment is primarily the result of unfavorable foreign currency translation which was partially offset by an increase in net sales from the acquisition of Julian Graves. Due in part to the difficult retail environment in the U.K., local currency same store sales declined 3.4% from the prior like period. Same store sales in U.S. dollars decreased 25.8% or $40,436 as compared to the prior comparable period. This decrease was partially offset by the acquisition of Julian Graves, which contributed net sales of $35,335 for the three months ended December 31, 2008.

NBTY, Inc.

Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

(in thousands, except per share amounts)

        The following is a summary of European Retail store activity for the three months ended December 31, 2008 and 2007:

	Three months ended December 31,
	2008	2007
European Retail stores:
Company-owned stores
Open at beginning of the period	971	604
Opened during the period	5	8
Closed during the period	—	—
Open at end of the period	976	612
Franchised stores
Open at beginning of the period	22	22
Opened during the period	4	—
Closed during the period	—	—
Open at end of the period	26	22

        We anticipate opening an additional 10 stores during the remainder of this fiscal year.

  Direct Response / E-Commerce

        Direct Response/E-Commerce net sales increased $11,978 or 32.2% for the three months ended December 31, 2008 as compared to the prior comparable period. These results reflect a lowering of prices to garner greater market share in a highly competitive environment and an increase in marketing and promotional activity as compared to the prior comparable period.

        The average order size increased approximately 31% for the three months ended December 31, 2008 as compared to 2007. On-line net sales comprised 47% of this segment's net sales for the three months ended December 31, 2008 as compared to 40% for 2007. We remain the vitamin and nutritional supplements leader in the direct response and e-commerce sectors and continue to increase the number of products available via our catalog and websites.

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

(in thousands, except per share amounts)

  Gross Profit

        Gross Profit by segment for the three months ended December 31, 2008 as compared with the prior comparable period was as follows:

	Gross Profit by Segment Three months ended December 31,
	2008		2007		Comparison 2008 vs. 2007
Segment	Gross Profit	% of sales	Gross Profit	% of sales	$ change	% change
Wholesale / US Nutrition	$112,016	27.5%	$113,595	43.9%	$(1,579)	(1.4)%
North American Retail	32,419	66.9%	33,342	59.3%	(923)	(2.8)%
European Retail	98,750	63.3%	100,048	63.1%	(1,298)	(1.3)%
Direct Response / E-Commerce	28,864	58.8%	23,542	63.5%	5,322	22.6%

Gross Profit	$272,049	41.2%	$270,527	53.0%	$1,522	0.6%

        The Wholesale/US Nutrition segment's gross profit percentage decreased to 27.5% for the three months ended December 31, 2008 as compared to 43.9% for the prior comparable period. The three months ended December 31, 2008 includes an inventory adjustment of $2,315 relating to the fourth quarter of fiscal 2008. The decline in gross margin was mainly due to higher raw material and other manufacturing costs which were not offset by higher prices charged to customers, increased promotional activity and lower margins on Leiner private label products. Excluding Leiner, the gross profit percentage would have been 38.0% for the three months ended December 31, 2008.

        The increase in the North American Retail segment's gross profit percentage to 66.9% for the three months ended December 31, 2008 as compared to 59.3% for the comparable prior period reflects a shift in promotional strategy as well as a focus on rationalizing SKU's and enhanced visual merchandising. The decrease in the European Retail segment's gross profit dollars is the result of unfavorable foreign currency translation partially offset by the acquisition of Julian Graves. The decrease in the Direct Response/E-Commerce segment's gross profit percentage to 58.8% for the three months ended December 31, 2008 as compared to 63.5% for the prior comparable period reflects the increase in promotional activity discussed under net sales above, which resulted in an increase in Direct Response/E-Commerce total gross profit dollars of $5,322 for the three months ended December 31, 2008.

NBTY, Inc.

Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

(in thousands, except per share amounts)

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses by segment for the three months ended December 31, 2008 as compared with the prior comparable period were as follows:

	Three months ended December 31,		Dollar Change	Percentage Change
	2008	2007	2008 vs. 2007	2008 vs. 2007
Wholesale / US Nutrition	$20,683	$23,452	$(2,769)	(12)%
North American Retail	2,394	2,097	297	14%
European Retail	3,370	3,465	(95)	(3)%
Direct Response / E-Commerce	4,712	5,043	(331)	(7)%
Corporate	132	112	20	18%

Total	$31,291	$34,169	$(2,878)	(8)%

Percentage of net sales	4.7%	6.7%

        The decrease in the Wholesale/US Nutrition segment's advertising, promotions and catalogs is due to the timing of advertising campaigns for some of our leading brands. Specifically, we incurred $2,429 less advertising for our Ester-C brand for the three months ended December 31, 2008 as compared to the prior comparable period. The increase in the prior period was the result of the launch of this recently acquired brand. We create our own advertising materials through our in-house staff of advertising associates. In the U.K. and Ireland, both Holland & Barrett and Nature's Way advertise on television and in national newspapers. GNC (UK) and De Tuinen also advertise in newspapers. SISU advertises in trade journals and magazines.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses by segment for the three months ended December 31, 2008 as compared with the prior comparable period were as follows:

	Three months ended December 31,		Dollar Change	Percentage Change
	2008	2007	2008 vs. 2007	2008 vs. 2007
Wholesale / US Nutrition	$49,319	$36,162	$13,157	36%
North American Retail	29,778	32,109	(2,331)	(7)%
European Retail	69,209	61,516	7,693	13%
Direct Response / E-Commerce	13,301	11,377	1,924	17%
Corporate	34,294	26,959	7,335	27%

Total	$195,901	$168,123	$27,778	17%

Percentage of net sales	29.7%	32.9%

        The Wholesale/US Nutrition's selling, general and administrative expense ("SG&A") increased $13,157 for the three months ended December 31, 2008 as compared to the prior comparable period. Freight costs increased $6,262, of which approximately $3,175 relates to the Leiner operation, and the remaining increase relates to additional shipments and higher fuel surcharges. Payroll and payroll related costs increased $3,037 primarily related to the Leiner operation. Bad debt expense increased

NBTY, Inc.

Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

(in thousands, except per share amounts)

approximately $1,567 reflecting an increase in our accounts receivable reserves as a result of the collectability of certain accounts receivable because of the weak economic environment.

        The decrease in SG&A in the North American Retail segment is the result of lower payroll and payroll related costs due to a change in the commission structure as well as lower costs incurred across most categories. In addition, the prior period included a charge of approximately $350 for asset impairments, which did not recur in the three months ended December 31, 2008.

        The European Retail's SG&A increased $7,693 due to the acquisition of Julian Graves, which added $17,834 to total SG&A costs partially offset by a decrease in US dollar reported costs due to the foreign currency exchange rates. In local currency, and excluding the impact of the Julian Graves acquisition, SG&A costs increased approximately 9% due to increased occupancy expenses related to rent increases and new stores.

        The Direct Response/E-Commerce SG&A increased $1,924 due to an increase in freight costs of $1,368 due to increased sales volume and higher fuel surcharges.

        The Corporate segment's SG&A increased $7,335 primarily due to an increase in payroll and payroll related costs of $5,013 which includes approximately $1,500 for severance costs, in the form of stay-bonuses, associated with Leiner transitional associates.

  IT Project Termination Costs

        During December 2008, management determined that certain information technology projects relating to the Direct Response segment would be terminated. As a result, $4,667 previously capitalized costs were written-off during the quarter. In addition, certain termination payments and future lease obligations of $3,415 were charged to operations during the quarter as they will not provide any future economic benefit. In connection with these terminated IT projects certain employees were also terminated resulting in a severance charge of $565.

  Interest Expense

        Interest expense increased $5,627 due to interest on the $300 million Term Loan and outstanding borrowings under the Revolving Credit Facility which were not outstanding during the prior comparable period.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

	Three months ended December 31,		Dollar Change
	2008	2007	2008 vs. 2007
Foreign exchange (losses) / gains	$(7,072)	$1,490	$(8,562)
Rental income	578	295	283
Investment income	690	2,674	(1,984)
Other	171	428	(257)

Total	$(5,633)	$4,887	$(10,520)

NBTY, Inc.

Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

(in thousands, except per share amounts)

        Miscellaneous, net decreased primarily due to unrealized foreign exchange losses on intercompany balances for the three months ended December 31, 2008 associated with the strengthening of the U.S. dollar against the British Pound and Canadian dollar as compared to unrealized foreign exchange gains in the prior comparable period as well as lower investment income earned on lower cash and investment balances.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended December 31, 2008 and December 31, 2007 was 36.1% and 33.8%, respectively. The effective income tax rate was higher for the three months ended December 31, 2008 as compared to the prior comparable period due to a higher effective state rate as a result of increased operations in California from the Leiner acquisition.

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

Liquidity and Capital Resources

        Our primary sources of liquidity and capital resources are cash generated from operations and our revolving credit facility. The facility provides for revolving credit loans in the aggregate principal amount of up to $325,000 to be used for working capital and other general corporate purposes, and acquisitions. At December 31, 2008, $290,000 remained undrawn on the revolving credit facility. We have used cash to finance working capital, facility expansions, acquisitions, capital expenditures and debt service requirements. We anticipate these uses will continue to be our principal uses of cash in the future.

NBTY, Inc.

Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

(in thousands, except per share amounts)

        The following table sets forth, for the periods indicated, cash balances, cash held by foreign subsidiaries and working capital:

	As of December 31, 2008	As of September 30, 2008
Cash and cash equivalents at end of the period	$52,698	$90,180
Cash and cash equivalents held by foreign subsidiaries	$47,902	$42,172
Working capital	$539,314	$573,402

        The following table sets forth, for the period indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	For the three months ended December 31,
	2008	2007
Cash flow provided by operating activities	$6,712	$50,037
Cash flow used in investing activities	$(10,684)	$(30,762)
Cash flow used in financing activities	$(33,491)	$(10,754)
Inventory turnover	2.6	2.5
Days sales (Wholesale) outstanding in accounts receivable	34	40

        We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. Cash and cash equivalents held by our foreign subsidiaries are subject to U.S. income taxes upon repatriation to the U.S. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law.

        The decrease in working capital of $34,088 as compared to September 30, 2008 was primarily due to the paydown of long-term debt. The annualized inventory turnover rate was approximately 2.6 times during the current period ended December 31, 2008 compared to 2.5 during the prior like period. At the time of the Leiner acquisition in July 2008, Leiner inventory levels were not adequate to maintain customer fulfillment levels. The increase in inventory reflects our ongoing efforts to maintain a sufficient supply of product to respond to our increased sales levels.

        Cash provided by operating activities during the three month period ended December 31, 2008 was mainly attributable to net income and non-cash charges, offset by changes in operating assets and liabilities.

        During the three month period ended December 31, 2008, cash flows used in investing activities consisted primarily of purchases of property, plant and equipment, offset by an escrow refund in connection with an acquisition.

        For the three month period ended December 31, 2008 cash flows used in financing activities related to the net principal payments under long-term debt agreements and principal payments under capital lease obligations.

NBTY, Inc.

Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

(in thousands, except per share amounts)

        We believe our cash generated from operations, as well as our undrawn borrowings under our $325,000 revolving credit facility, will be sufficient to fund our operations and meet our cash requirements to satisfy our working capital needs, capital expenditure needs, outstanding commitments, and other liquidity requirements associated with our existing operations over the next 18 to 24 months. Our ability to fund these requirements and comply with financial covenants under our debt agreements will depend on our future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. In addition, as part of our strategy, we may pursue acquisitions and investments that are complementary to our business. Any material future acquisitions or investments will likely require additional capital and, therefore, we cannot predict or assure that additional funds from existing sources will be sufficient for such future events.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements. For additional information relating to certain contractual cash obligations see below.

Contractual Cash Obligations and Other Commercial Commitments

        We conduct retail operations under operating leases, which expire at various dates through 2031. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs. At December 31, 2008, we had $585,893 in future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year.

        We were committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating $208,037 at December 31, 2008. Such purchase commitments are generally cancelable at our discretion until the order has been shipped, but require repayment of all expenses incurred through the date of cancellation. During the three months ended December 31, 2008 no one supplier individually represented greater than 10% of our raw material purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations.

        We had $5,689 in open capital commitments at December 31, 2008, primarily related to manufacturing equipment as well as to computer hardware and software.

        At December 31, 2008, we had $9,542 in unrecognized tax benefits, the recognition of which would have an effect of $6,364 on income tax expense and the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

        We have employment agreements with two of our executive officers. The agreements, entered into on March 1, 2008, each have a term of three years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and change in control of the Company. The remaining commitment for salaries to these two officers as of December 31, 2008 was approximately

NBTY, Inc.

Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

(in thousands, except per share amounts)

$3,304. In addition, five members of Holland & Barrett's senior executive staff have service contracts terminable by us upon twelve months notice. The annual aggregate commitment for such senior executive staff as of December 31, 2008 was approximately $1,300.

        We maintain a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, one of our directors and the father of Scott Rudolph, our Chief Executive Officer. The agreement requires Mr. Rudolph to provide consulting services to us through December 31, 2009, in exchange for a consulting fee of $450 per year, payable monthly. In addition, Mr. Rudolph receives certain fringe benefits accorded to our other executives.

        We have grown our business through acquisitions, and under proper conditions, may continue to seek to acquire entities in similar or complementary businesses. Such acquisitions are likely to require the incurrence and/or assumption of indebtedness and/or obligations, the issuance of equity securities or some combination thereof. In addition, we may from time to time determine to sell or otherwise dispose of certain of our existing assets or businesses; we cannot predict if any such transactions will be consummated, nor the terms or forms of consideration which might be required in any such transactions.

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

Financial Covenants and Credit Rating

        Our credit arrangements impose certain restrictions regarding capital expenditures and limit our ability to: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. We are in compliance with all covenants under our credit arrangements at December 31, 2008.

        At December 31, 2008, credit ratings were as follows:

Credit Rating Agency	Secured Debt	7 1/8% Notes	Overall
Standard and Poors	BBB-	BB	BB/Stable
Moody's	Ba1/LGD3	B1/LGD6	Ba2

Recent Accounting Developments

        In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced

NBTY, Inc.

Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

(in thousands, except per share amounts)

disclosures regarding an entity's derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", and its related interpretations; and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. SFAS 161 will become effective for us on October 1, 2009. The adoption of SFAS 161 will not have a material impact on our financial position, results of operations or liquidity.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), ("SFAS 141R"), "Business Combinations", which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, however, includes changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R will become effective for us beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS 141R will be dependent on the extent and nature of any future acquisitions.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Companies electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 became effective for us on October 1, 2008. The adoption of SFAS 159 did not have a significant impact on our consolidated financial position or results of operations as we did not elect the fair value option.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. We adopted SFAS 157 on October 1, 2008 for financial assets and liabilities carried at fair value and non financial assets and liabilities that are recognized or disclosed on a recurring basis. The adoption did not have a material effect on the consolidated financial statements. In February 2008, the FASB issued FASB Staff Position 157-2, which provides for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. FASB Staff Position 157-2 will become effective for us beginning October 1, 2009. We anticipate that the adoption of FASB Staff Position SFAS 157-2 will not have a significant impact on our consolidated financial position or results of operations.

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

        The U.S. dollar volume of net sales denominated in foreign currencies was approximately $192,724, or 29.2% of total net sales, for the three months ended December 31, 2008. A majority of our foreign currency exposure is denominated in the British pound sterling and Canadian dollars. For the three months ended December 31, 2008, as compared to the prior comparable period, the change in currency rates between British pound sterling and Canadian dollar as compared to the U.S. dollar was 23% and 19%, respectively, resulting in a decrease of $41,408 and $7,367 in net sales and operating income, respectively. The related impact on net income was approximately $0.15 per diluted share for the three months ended December 31, 2008.

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. We are exposed to changes in interest rates on our floating rate revolving credit facility, our multicurrency term facility, and our $300,000 Term Loan. With respect to the interest on the Term Loan, in August 2008, we entered into two interest rate swap contracts, each with a notional amount of $100 million. Under the terms of the swap contracts, variable interest payments will be swapped for fixed interest payments. The interest rate exposure on the multicurrency term facility is mitigated by the interest earned on the cash collateral securing the loan. Therefore, a hypothetical 10% change in interest rates would not have a material effect on our consolidated pretax income or cash flow. At December 31, 2008, we had borrowings outstanding under our revolving credit facility of $35,000. A hypothetical 10% change in interest rates would not have a material effect on our consolidated pretax income or cash flow.

        The 7 1/8% Senior Subordinated Notes had a fair value at December 31, 2008, based on then quoted market prices, of $133,000. At December 31, 2008, based solely on a hypothetical 10% change in interest rates related to our fixed rate Notes, we estimate that the hypothetical fair value of our fixed rate debt would have changed approximately $5,000. We believe that the carrying value of all of our other financial instruments approximates fair value due to their short maturities and variable interest rates.

NBTY, Inc.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded, based on their respective evaluations as of the end of the period covered by this Report, that our disclosure controls and procedures are effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NBTY, Inc.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Prohormone products

  California Action

        On July 25, 2002, a putative consumer class-action lawsuit was filed in California state court against our subsidiary, MET-Rx USA, Inc. ("MET-Rx"), claiming that the advertising and marketing of certain prohormone supplements were false and misleading, or alternatively, that the prohormone products contained ingredients that were controlled substances under California law. In February 2008, the court denied plaintiffs' motion for class certification. Plaintiffs appealed that ruling but have since abandoned the appeal.

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

Nutrition Bars

        Our subsidiary, Rexall Sundown, Inc. ("Rexall"), and certain of its subsidiaries are defendants in a class-action lawsuit brought in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. We have defended this action vigorously. In December 2007, while Rexall's and the other defendants' renewed motion for judgment on the pleadings was pending, the Court again stayed the case for all purposes, pending rulings on other relevant cases before the California Supreme Court. The California Supreme Court issued a ruling in those other cases on February 11, 2008. The parties to those other cases filed a petition for certiorari with the United States Supreme Court. That petition was denied on January 12, 2009. The case remains stayed. Based upon the information currently available, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

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

NBTY, Inc.

Item 1A.    Risk Factors

Risk Factors

        In addition to the other information set forth in this Report, you should carefully consider the risk factors disclosed under part 1—"Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2008, which could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our Form 10-K for the year ended September 30, 2008 are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition operating results or cash flows. Since September 30, 2008, there have been no significant changes relating to risk factors.

NBTY, Inc.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The Company sponsored Employee Stock Ownership Plan purchased 211,000 shares of our common stock at an average price per share of $14.24 in the open market during December 2008.

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
10.1	Executive Consulting Agreement, effective January 1, 2002, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(4)
10.2	First Amendment to Executive Consulting Agreement, effective January 1, 2003, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(5)
10.3	Second Amendment to Executive Consulting Agreement, effective January 1, 2004, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(6)
10.4	Third Amendment to Executive Consulting Agreement, effective January 1, 2005, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(9)
10.5	Fourth Amendment to Executive Consulting Agreement, effective January 1, 2006, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(10)
10.6	Fifth Amendment to Executive Consulting Agreement, effective January 1, 2007, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(2)
10.7	Sixth Amendment to Executive Consulting Agreement, effective January 1, 2008, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(11)
10.8	Seventh Amendment to Executive Consulting Agreement, effective January 1, 2009, by and between NBTY, Inc. and Rudolph Management Associates, Inc.*
10.9	NBTY, Inc. Associate Stock Ownership Plan(12)
10.10	NBTY, Inc. Year 2000 Incentive Stock Option Plan(7)
10.11	NBTY, Inc. Year 2002 Stock Option Plan(8)
10.12	NBTY, Inc. Year 2008 Stock Option Plan(13)
10.13	Form of Incentive Stock Option Agreement pursuant to the NBTY, Inc. Year 2008 Stock Option Plan(14)
10.14	Form of Non-Qualified Stock Option Agreement pursuant to the NBTY, Inc. Year 2008 Stock Option Plan(14)
10.15	NBTY, Inc. Executive Bonus Plan(15)

NBTY, Inc.

Item 6.    Exhibits (Continued)

Exhibit No.	Description
10.16	Amended and Restated Credit Agreement, dated July 25, 2008, among NBTY, Inc., as Borrower, The Several Lenders from Time to Time Parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A., Citibank, N.A., HSBC Bank USA, National Association and Wachovia Bank, National Association as Co-Syndication Agents(16)
10.17	Amended and Restated Guarantee and Collateral Agreement, by NBTY, Inc., the Guarantors party thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of July 25, 2008(16)
10.18	Facility Agreement, dated September 20, 2006, for Good 'N Natural Limited with JPMorgan Chase Bank, N.A., London Branch(2)
10.19	Novation and Amendment Agreement, dated December 18, 2007, for Good 'N Natural Limited with JPMorgan Chase Bank, N.A., London Branch and J.P. Morgan Europe Limited(17)
10.20
Amended and Restated Asset Purchase Agreement, dated June 9, 2008, by and among NBTY Acquisition, LLC, NBTY, Inc., Leiner Health Products, Inc., Leiner Health Services, Inc. and Leiner Health Products, LLC(19)
10.21	Employment Agreement, effective March 1, 2008, by and between NBTY, Inc. and Scott Rudolph(18)
10.22	Employment Agreement, effective March 1, 2008, by and between NBTY, Inc. and Harvey Kamil(18)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

NBTY, Inc.

Item 6.    Exhibits (Continued)

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

NBTY, INC. (Registrant)
Date: February 9, 2009	By:	/s/ SCOTT RUDOLPH Scott Rudolph Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 9, 2009	By:	/s/ HARVEY KAMIL Harvey Kamil President and Chief Financial Officer (Principal Financial and Accounting Officer)