Form 10-Q
period 2009-03-31
NBTY INC
filed 2009-05-08
CIK 70793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009
Or
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        The number of shares of Common Stock (par value $.008 per share) outstanding as of April 30, 2009 was 61,860,627.

NBTY, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NBTY, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2009	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$43,801	$90,180
Accounts receivable, net	134,111	122,878
Inventories	613,401	585,239
Deferred income taxes	25,300	25,098
Other current assets	36,587	75,971

Total current assets	853,200	899,366
Property, plant and equipment, net	394,645	419,066
Goodwill	323,337	342,379
Intangible assets, net	217,945	230,424
Other assets	37,151	45,123

Total assets	$1,826,278	$1,936,358

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$32,077	$33,309
Accounts payable	156,256	120,620
Accrued expenses and other current liabilities	134,817	172,035

Total current liabilities	323,150	325,964
Long-term debt, net of current portion	464,010	538,402
Deferred income taxes	32,992	49,139
Other liabilities	32,366	24,657

Total liabilities	852,518	938,162

Commitments and contingencies
Stockholders' equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 61,600 and 61,599 shares at March 31, 2009 and September 30, 2008, respectively	493	493
Capital in excess of par	142,065	140,990
Retained earnings	875,613	839,068
Accumulated other comprehensive (loss) income	(44,411)	17,645

Total stockholders' equity	973,760	998,196

Total liabilities and stockholders' equity	$1,826,278	$1,936,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Net sales	$595,553	$532,518	$1,256,105	$1,043,376

Costs and expenses:
Cost of sales	343,644	261,284	732,147	501,615
Advertising, promotion and catalog	33,028	39,007	64,319	73,176
Selling, general and administrative	174,657	166,409	370,557	334,531
IT project termination costs	—	—	8,647	—

	551,329	466,700	1,175,670	909,322

Income from operations	44,224	65,818	80,435	134,054

Other income (expense):
Interest	(8,888)	(3,657)	(18,377)	(7,519)
Miscellaneous, net	279	3,786	(5,356)	8,673

	(8,609)	129	(23,733)	1,154

Income before provision for income taxes	35,615	65,947	56,702	135,208
Provision for income taxes	12,545	21,721	20,157	45,160

Net income	$23,070	$44,226	$36,545	$90,048

Net income per share:
Basic	$0.37	$0.69	$0.59	$1.37
Diluted	$0.37	$0.67	$0.58	$1.34
Weighted average common shares outstanding:
Basic	61,600	64,102	61,600	65,510
Diluted	62,948	65,817	63,043	67,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.

Condensed Consolidated Statements of Stockholders' Equity and Comprehensive (Loss) Income

Six Months Ended March 31, 2009 and 2008

(Unaudited)

(in thousands)

	Common Stock
					Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Capital in Excess of Par	Retained Earnings		Total Stockholders' Equity
Balance, September 30, 2008	61,599	$493	$140,990	$839,068	$17,645	$998,196
Components of comprehensive income:
Net income				36,545		36,545
Foreign currency translation adjustment and other, net of taxes					(56,249)	(56,249)
Change in fair value of interest rate swaps, net of taxes					(5,807)	(5,807)

Comprehensive loss:						$(25,511)

Exercise of stock options	1		6			6
Stock-based compensation			1,069			1,069

Balance, March 31, 2009	61,600	$493	$142,065	$875,613	$(44,411)	$973,760

Balance, September 30, 2007	67,118	$537	$143,244	$864,852	$47,337	$1,055,970
Components of comprehensive income:
Net income				90,048		90,048
Foreign currency translation adjustment and other, net of taxes					(4,327)	(4,327)

Comprehensive income:						$85,721

Adoption of FIN 48				(3,025)		(3,025)
Purchase and retirement of treasury shares	(6,113)	(49)	(11,310)	(159,649)		(171,008)
Exercise of stock options	632	5	3,847			3,852
Excess tax benefit from exercise of stock options			4,984			4,984
Stock-based compensation			518			518

Balance, March 31, 2008	61,637	$493	$141,283	$792,226	$43,010	$977,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$36,545	$90,048
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Impairments and disposals of property, plant and equipment	688	482
Depreciation and amortization	34,800	27,655
IT project termination costs	4,667	—
Foreign currency transaction loss (gain)	6,669	(1,385)
Stock-based compensation	1,069	518
Amortization of deferred charges	631	372
Allowance for doubtful accounts	850	(174)
Inventory reserves	7,177	2,465
Deferred income taxes	383	903
Excess income tax benefit from exercise of stock options	—	(4,984)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16,256)	(153)
Inventories	(57,941)	(8,156)
Other assets	10,568	4,241
Accounts payable	47,219	13,927
Accrued expenses and other liabilities	(20,843)	(10,946)

Net cash provided by operating activities	56,226	114,813

Cash flows from investing activities:
Purchase of property, plant and equipment	(35,639)	(21,693)
Purchase of available-for-sale investments	—	(159,884)
Proceeds from sale of available-for-sale investments	—	248,728
Cash paid for acquisitions, net of cash acquired	(264)	(5,072)
Escrow refund, net of purchase price adjustments	11,989	—

Net cash (used in) provided by investing activities	(23,914)	62,079

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(16,785)	(481)
Proceeds from borrowings under the Revolving Credit Facility	60,000	—
Principal payments under the Revolving Credit Facility	(115,000)	—
Excess income tax benefit from exercise of stock options	—	4,984
Proceeds from stock options exercised	6	3,852
Purchase of treasury stock (subsequently retired)	—	(171,008)

Net cash used in financing activities	(71,779)	(162,653)

Effect of exchange rate changes on cash and cash equivalents	(6,912)	(2,233)

Net (decrease) increase in cash and cash equivalents	(46,379)	12,006
Cash and cash equivalents at beginning of period	90,180	92,902

Cash and cash equivalents at end of period	$43,801	$104,908

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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

1. Basis of Presentation (Continued)

Accounts Receivable Reserves

        Accounts receivable were net of the following reserves:

	March 31, 2009	September 30, 2008
Allowance for sales returns	$15,254	$8,904
Promotional programs incentive allowance	43,297	43,902
Allowance for doubtful accounts	8,817	9,768

	$67,368	$62,574

Recent Accounting Developments

        In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures regarding an entity's derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", and its related interpretations; and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. We adopted SFAS 161 as of January 1, 2009. The adoption of SFAS 161 had no impact on our financial position or results of operations. The additional disclosures required by SFAS 161 are included in Note 11.

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

        At the closing of the Leiner acquisition, we anticipated workforce reductions and, as such, included an estimated accrual for such reductions of $5,508, comprised of severance and employee benefits, in the purchase price allocation. The rollforward of the workforce reduction accrual was as follows:

Accrual at September 30, 2008	$5,849
Additional accruals	2,285
Payments	(2,787)

Accrual at March 31, 2009	$5,347

        During the six months ended March 31, 2009, we incurred $2,285 of severance costs, in the form of stay-bonuses for services incurred in the period. These costs are recorded over the service period and are paid to the Leiner transitional associates upon their termination. This amount was included in

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

2. Acquisitions (Continued)

selling, general and administrative expense in the consolidated statement of income for the six months ended March 31, 2009.

        The following unaudited pro forma financial information presents a summary of our consolidated net sales and net income for the three and six months ended March 31, 2008, assuming that the acquisition of Leiner had taken place on October 1, 2007:

	Three months ended March 31, 2008 Pro Forma	Six months ended March 31, 2008 Pro Forma
Net sales	$640,130	$1,281,111

Net income	$10,071	$35,254

Net income per share
Basic	$0.16	$0.54
Diluted	$0.15	$0.52
Weighted average common shares outstanding
Basic	64,102	65,510
Diluted	65,817	67,313

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

        The above unaudited pro forma information includes certain non-recurring charges related to Leiner's bankruptcy reorganization and impairments on its Fort Mill, South Carolina facility, which we did not acquire. These non-recurring charges do not relate to the acquisition and were not part of the activities that were acquired by NBTY. The amount of these non-recurring charges included in the above unaudited pro forma financial information for the three months and six months ended March 31, 2008 was $18,026 and $19,820, respectively.

Julian Graves

        On September 16, 2008, our subsidiary, NBTY Europe Limited, acquired Julian Graves, a UK independent retailer of nuts, seeds and confectionaries for approximately $25,000. Julian Graves has a network of 349 stores throughout the UK and Ireland. The preliminary allocation of net assets acquired primarily consisted of inventory, property, plant and equipment and goodwill. Since we acquired the outstanding share capital of Julian Graves, the goodwill associated with this acquisition is not deductible for tax purposes. The purchase agreement stipulates an adjustment to the purchase price between the buyer and seller for the excess or shortfall of the final working capital threshold as stated

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

2. Acquisitions (Continued)

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

        In September 2008, the UK Office of Fair Trading commenced an investigation under the merger control provisions of the Enterprise Act 2002 into the completed acquisition by NBTY Europe Limited of Julian Graves. In March 2009, this investigation was referred to the UK Competition Commission for potential anti-trust implications. In the event of an adverse finding by the Competition Commission, NBTY Europe Limited may be required to modify the purchase to resolve the competition concerns identified, which could include divestment of all or some of the acquired Julian Graves stores. Pending the outcome of the investigation, NBTY Europe Limited has not integrated the Julian Graves business with its existing UK operations.

        Proforma financial information related to Julian Graves is not provided as its impact was not material to our consolidated financial statements.

3. Inventories

        The components of inventories were as follows:

	March 31, 2009	September 30, 2008
Raw materials	$163,394	$180,330
Work-in-process	19,599	33,941
Finished goods	454,793	388,176
Valuation and obsolescence reserves	(24,385)	(17,208)

Total	$613,401	$585,239

4. Goodwill and Intangible Assets

Goodwill

        The changes in the carrying amount of goodwill by segment for the six month period ended March 31, 2009, were as follows:

	Wholesale / US Nutrition	North American Retail	European Retail	Direct Response / E-Commerce	Consolidated
Balance at September 30, 2008	$175,690	$—	$150,584	$16,105	$342,379
Foreign currency translation	(822)	(4)	(27,876)	—	(28,702)
Purchase price adjustments	6,834	123	2,703	—	9,660

Balance at March 31, 2009	$181,702	$119	$125,411	$16,105	$323,337

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

4. Goodwill and Intangible Assets (Continued)

        The purchase price adjustments included in the Wholesale/US Nutrition segment relate to Leiner acquisition adjustments of $2,366 for the finalization of working capital balances, $730 of additional transaction costs, an adjustment for inventory reserves of $1,189 and a $2,549 increase in the tax accrual. The purchase price adjustments included in the European Retail segment relate primarily to the acquisition of Julian Graves.

        In March 2009, due principally to a decline in the Company's stock price since the date of our annual goodwill impairment test, we performed an interim test as of February 28, 2009. The fair value of our reporting units exceeded their respective carrying values and therefore no impairment to goodwill was deemed necessary.

Other Intangible Assets

        The carrying amounts of intangible assets as of March 31, 2009 and September 30, 2008 were as follows:

	March 31, 2009		September 30, 2008
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets
Brands	$96,977	$23,542	$98,566	$21,374	20
Customer lists	64,897	41,694	65,007	39,882	2 - 15
Private label and customer relationships	121,446	10,906	123,435	8,068	10 - 20
Trademarks and licenses	15,118	6,536	17,308	6,847	2 - 20
Covenants not to compete	3,513	3,128	3,545	3,066	3 - 5

	301,951	85,806	307,861	79,237
Indefinite lived intangible asset
Trademark	1,800	—	1,800	—

Total intangible assets	$303,751	$85,806	$309,661	$79,237

        Aggregate amortization expense of other intangible assets included in the consolidated statements of income under the caption "selling, general and administrative" expenses for the three months ended March 31, 2009 and 2008 was approximately $3,989 and $3,374, respectively. Amortization expense for the six months ended March 31, 2009 and 2008 was approximately $8,024 and $6,755, respectively.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

4. Goodwill and Intangible Assets (Continued)

        Assuming no changes in our definite lived intangible assets, estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the fiscal year ending September 30,
2009	$15,907
2010	$15,656
2011	$15,615
2012	$15,484
2013	$15,385

5. IT Project Termination Costs

        During December 2008, management determined that certain information technology projects relating to the Direct Response/E-Commerce segment were ineffective and not economical and should be terminated. These newly purchased and partially installed Internet and computer programs were ineffective in generating new customers and were discontinued. As a result, $4,667 of previously capitalized software costs were written-off in December 2008. In addition, certain termination payments and future lease obligations of $3,415 were charged to operations during December 2008 relating to these terminated projects as they will not provide any future economic benefit. As a result of the termination of operating management in the Direct Response/E-Commerce segment, we also incurred severance costs of $565.

6. Accrued Expenses and Other Current Liabilities

        The components of accrued expenses and other current liabilities were as follows:

	March 31, 2009	September 30, 2008
Accrued compensation and related taxes	$30,802	$32,909
Accrued purchases	17,487	41,320
Litigation	9,914	10,375
Income taxes payable	10,716	11,040
Accrued interest	7,759	9,607
Other	58,139	66,784

	$134,817	$172,035

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

7. Long-Term Debt

        The components of long-term debt were as follows:

	March 31, 2009	September 30, 2008
Credit Agreement:
$300 million, five-year Term Loan	$285,000	$300,000
$325 million, Revolving Credit Facility	5,000	60,000
Senior Subordinated Notes	188,781	188,708
Multi-currency Term Loan	13,701	17,222
Mortgage	1,322	1,599
Capital Leases	2,283	4,182

	496,087	571,711
Less: current portion	32,077	33,309

Total	$464,010	$538,402

8. Litigation Summary

Prohormone products

        In March 2004, a putative class-action lawsuit was filed in New Jersey against MET-Rx USA, Inc. ("Met-Rx"), a subsidiary of the Company, claiming that the advertising and marketing of certain prohormone supplements were false and misleading and that plaintiff and the putative class of New Jersey purchasers of these products were entitled to damages and injunctive relief. Because these allegations were virtually identical to allegations made in a putative nationwide class-action previously filed against Met-Rx in California, we moved in 2004 to dismiss or stay the New Jersey action pending the outcome of the California action. The motion was granted, and the New Jersey action is stayed at this time. The California action against Met-Rx had been dismissed in 2008.

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

        The effective income tax rate for the three months ended March 31, 2009 and 2008 was 35.2% and 32.9%, respectively. The effective income tax rate for the six months ended March 31, 2009 and 2008 was 35.5% and 33.4%, respectively. The effective income tax rate was higher for the six months ended March 31, 2009 as compared to the prior comparable period due to a higher effective state rate as a result of increased operations in California from the Leiner acquisition and a lower domestic production deduction in the current year due to lower domestic income.

        We accrue interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods. At March 31, 2009, we had $1,640 and $889 accrued for the potential payment of interest and penalties, respectively. As of March 31, 2009, we were subject to U.S. Federal Income Tax examinations for the tax years 2005 - 2008, and to non-US examinations for the tax years of 2003 - 2008. In addition, we are generally subject to state and local examinations for fiscal years 2005 - 2008.

10. Net Income Per Share

        Basic net income per share is based on the weighted average number of common shares outstanding during the three and six month period ended March 31, 2009 and 2008. Diluted net income per share includes the dilutive effect of outstanding stock options, which resulted in a dilutive effect of approximately 1,348 and 1,715 shares for the three months ended March 31, 2009 and 2008, respectively, and 1,443 and 1,803 shares for the six months ended March 31, 2009 and 2008, respectively. There were 852 outstanding stock options at March 31, 2009 that were not included in the calculation of diluted net income per share since they would have been anti-dilutive.

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

Interest Rate Swaps

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. In Fiscal 2008, we entered into two interest rate swap contracts to hedge the variability of future interest relating to a portion of the interest payments on our Term Loan. Each swap contract has a notional amount of $100 million. One swap contract has a fixed interest rate, before bank margin of 3.88% for a two year term and the other swap contract has a fixed interest rate, before bank margin of 4.195% for a three year term. Under the terms of the swap contracts, variable interest payments for a portion of our Term Loan are swapped for fixed interest payments.

        In accordance with SFAS 133, as amended by SFAS 138, we have formally documented the relationship between the interest rate swap contracts and the Term Loan, as well as our risk management objective and strategy for undertaking the hedge transactions. This process includes linking the derivative which was designated as a cash flow hedge to the specific liability on the balance sheet. We record the change in the fair value of the swap contracts through Other Comprehensive Income ("OCI"), net of income tax. Since we expect these hedging relationships to be highly effective, both at inception of the hedges and on an ongoing basis, they are expected to be highly effective in achieving offsetting changes in fair value attributable to the hedged risk during the period that the hedges are designated. We have determined that there will be no ineffectiveness in the hedging relationships since the hedged forecasted interest payments are based on the same notional amount, have the same reset dates, and are based on the same benchmark interest rate designated under the variable rate Term Loan. We assess, at the inception of the hedges and on an ongoing basis, whether the derivatives used in the hedging transaction are highly effective in offsetting changes in the cash flows of the hedged item. The change in the fair value of the swap contracts for the six months ended March 31, 2009 recorded through OCI, net of income tax was $5,807. At March 31, 2009, the swap contracts liability, included in other liabilities, was $11,676. The fair value of the swap contracts were valued using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates (Level 2).

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

11. Fair Value of Financial Instruments (Continued)

7 1/8% Senior Subordinated Notes

        The face value and the fair value of the 7 1/8% Senior Subordinated Notes at March 31, 2009, was $190,000 and $152,000, respectively. The fair value of the 7 1/8% Senior Subordinated Notes was determined based on then quoted market prices (Level 1).

12. Business and Credit Concentration

Financial Instruments

        Financial instruments which potentially subject us to credit risk consist primarily of cash and cash equivalents (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts), investments and trade accounts receivable. We mitigate our risk by investing in or through major financial institutions. At March 31, 2009, we had $3,075 of municipal auction rate securities, which were classified in non-current assets as available-for-sale investments.

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

        The following individual customers accounted for the following percentages of net sales for the three and six months ended March 31, 2009 and 2008, respectively:

	Wholesale/US Nutrition Net Sales Three months ended March 31,		Consolidated Net Sales Three months ended March 31,
	2009	2008	2009	2008
Customer A	31%	19%	18%	9%

	Wholesale/US Nutrition Net Sales Six months ended March 31,		Consolidated Net Sales Six months ended March 31,
	2009	2008	2009	2008
Customer A	30%	20%	18%	10%
Customer B	10%	1%	6%	0%

        The loss of any one of these customers, or any other major customer, would have a material adverse effect on our consolidated results of operations if we were unable to replace such customer(s).

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

12. Business and Credit Concentration (Continued)

        The following individual customers accounted for 10% or more of the Wholesale/US Nutrition segment's gross accounts receivable as of March 31, 2009 and September 30, 2008, respectively:

	March 31, 2009	September 30, 2008
Customer A	27%	19%
Customer C	11%	5%

13. Supplemental Disclosure of Cash Flow Information

	Six months ended March 31,
	2009	2008
Non-cash investing and financing information:
Property, plant and equipment additions included in accounts payable	$797	$1,208
Acquisitions:
Fair value of assets acquired	$264	$5,072
Liabilities assumed	—	—
Less: Cash acquired	—	—

Net cash paid	$264	$5,072

14. Segment Information

        We are organized by sales segments on a worldwide basis. We evaluate performance based on a number of factors; however, the primary measures of performance are the net sales, gross profit and income or loss from operations (prior to corporate allocations) of each segment, as these are the key performance indicators that we review. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, IT, and various other corporate level activity related expenses. Such unallocated expenses remain within corporate. Corporate also includes our manufacturing assets and, accordingly, certain items associated with these activities, remain unallocated in the corporate segment. Operations are evaluated excluding the impact of any intercompany transfer pricing mark-up.

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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

14. Segment Information (Continued)

  •
  North American Retail—This segment generates revenue through its 444 owned and operated Vitamin World and Nutrition Warehouse stores selling proprietary brand and third-party products, and through its Canadian operation of 87 owned and operated Le Naturiste stores.

  •
  European Retail—This segment generates revenue through its 531 Holland & Barrett stores, 345 Julian Graves stores and 31 GNC stores in the UK, 71 DeTuinen stores in the Netherlands and 22 Nature's Way and 4 Julian Graves stores in Ireland. Such revenue consists of sales of proprietary brand and third-party products, as well as franchise fees from 7 Holland & Barrett locations in South Africa.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phone.

        The following table represents key financial information of our business segments:

	Wholesale / US Nutrition	North American Retail	European Retail	Direct Response/ E-Commerce	Corporate/ Manufacturing	Consolidated
Three months ended March 31, 2009:
Net sales	$349,801	$51,916	$134,438	$59,398	$—	$595,553
Income (loss) from operations	30,084	914	20,318	21,198	(28,290)	44,224
Depreciation and amortization	3,586	745	3,403	1,267	8,278	17,279
Capital expenditures	455	2,607	6,367	253	3,318	13,000
Three months ended March 31, 2008:
Net sales	$259,363	$51,904	$158,070	$63,181	$—	$532,518
Income (loss) from operations	41,507	522	34,266	15,750	(26,227)	65,818
Depreciation and amortization	2,578	804	2,970	1,374	5,998	13,724
Capital expenditures	413	2,734	4,999	141	3,592	11,879
Six months ended March 31, 2009:
Net sales	$756,768	$100,354	$290,464	$108,519	$—	$1,256,105
Income (loss) from operations	72,098	1,161	46,489	23,403	(62,716)	80,435
Depreciation and amortization	7,310	1,497	6,964	2,532	16,497	34,800
Capital expenditures	631	4,108	10,490	4,370	16,040	35,639
Six months ended March 31, 2008:
Net sales	$518,298	$108,086	$316,666	$100,326	$—	$1,043,376
Income (loss) from operations	95,488	(342)	69,333	22,872	(53,297)	134,054
Depreciation and amortization	5,272	1,654	6,032	2,740	11,957	27,655
Capital expenditures	2,054	2,944	9,430	145	7,120	21,693

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

14. Segment Information (Continued)

  Net sales by location of customer

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
United States	$407,664	$326,559	$856,855	$629,825
United Kingdom	127,781	153,946	274,985	302,612
Holland	12,789	14,757	27,386	30,867
Ireland	4,926	6,184	9,879	11,787
Canada	19,704	10,454	41,923	20,254
Taiwan	6,217	1,082	8,849	1,730
Other foreign countries	16,472	19,536	36,228	46,301

Consolidated net sales	$595,553	$532,518	$1,256,105	$1,043,376

        Total assets by segment were as follows:

	March 31, 2009	September 30, 2008
Wholesale / US Nutrition	$862,283	$835,883
North American Retail	33,296	31,580
European Retail	340,192	389,794
Direct Response / E-Commerce	59,698	62,825
Corporate / Manufacturing	530,809	616,276

Consolidated assets	$1,826,278	$1,936,358

        Approximately 29% and 36% of our net sales during the six months ended March 31, 2009 and 2008, respectively, were denominated in currencies other than U.S. dollars, principally British Pounds, Euros and Canadian dollars. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on our results of operations.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	March 31, 2009	September 30, 2008
Total Assets	24%	26%
Total Liabilities	10%	12%

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

  1.
  Condensed consolidating financial statements as of March 31, 2009 and September 30, 2008 and for the three and six months ended March 31, 2009 and 2008 of (a) NBTY, Inc., the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and

  2.
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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

15. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Balance Sheet
As of March 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,062	$—	$39,739	$—	$43,801
Accounts receivable, net	—	116,461	17,650	—	134,111
Intercompany	—	67,177	741,774	(808,951)	—
Inventories	—	507,489	105,912	—	613,401
Deferred income taxes	—	24,255	1,045	—	25,300
Other current assets	—	14,710	21,877	—	36,587

Total current assets	4,062	730,092	927,997	(808,951)	853,200
Property, plant and equipment, net	39,559	268,511	86,575	—	394,645
Goodwill		199,969	123,368	—	323,337
Intangible assets, net		196,300	21,645	—	217,945
Other assets		25,277	11,874	—	37,151
Intercompany loan receivable	306,550	40,733	—	(347,283)	—
Investments in subsidiaries	1,944,904	—	—	(1,944,904)	—

Total assets	$2,295,075	$1,460,882	$1,171,459	$(3,101,138)	$1,826,278

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$30,701	$833	$543	$—	$32,077
Accounts payable	—	120,336	35,920	—	156,256
Intercompany	808,951	—	—	(808,951)	—
Accrued expenses and other current liabilities		113,085	21,732	—	134,817

Total current liabilities	839,652	234,254	58,195	(808,951)	323,150
Intercompany loan payable	—	—	347,283	(347,283)	—
Long-term debt, net of current portion	429,148	4	34,858	—	464,010
Deferred income taxes	28,892	—	4,100	—	32,992
Other liabilities	23,623	2,491	6,252	—	32,366

Total liabilities	1,321,315	236,749	450,688	(1,156,234)	852,518

Commitments and contingencies
Stockholders' Equity:
Common stock	493	—	—	—	493
Capital in excess of par	142,065	352,019	301,272	(653,291)	142,065
Retained earnings	875,613	872,114	428,827	(1,300,941)	875,613
Accumulated other comprehensive (loss) income	(44,411)	—	(9,328)	9,328	(44,411)

Total stockholders' equity	973,760	1,224,133	720,771	(1,944,904)	973,760

Total liabilities and stockholders' equity	$2,295,075	$1,460,882	$1,171,459	$(3,101,138)	$1,826,278

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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

15. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$446,269	$171,000	$(21,716)	$595,553

Costs and expenses:
Cost of sales	—	289,559	75,801	(21,716)	343,644
Advertising, promotion and catalog	—	28,519	4,509	—	33,028
Selling, general and administrative	26,081	75,837	72,739	—	174,657

	26,081	393,915	153,049	(21,716)	551,329

Income from operations	(26,081)	52,354	17,951	—	44,224

Other income (expense):
Equity in income of subsidiaries	42,185	—	—	(42,185)	—
Intercompany interest	5,955	—	(5,955)	—	—
Interest	(8,162)	—	(726)	—	(8,888)
Miscellaneous, net	(92)	(133)	504	—	279

	39,886	(133)	(6,177)	(42,185)	(8,609)

Income before provision for income taxes	13,805	52,221	11,774	(42,185)	35,615
(Benefit)/ provision for income taxes	(9,265)	18,277	3,533	—	12,545

Net income	$23,070	$33,944	$8,241	$(42,185)	$23,070

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

15. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

 Condensed Consolidating Statement of Income
Three Months Ended March 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$352,624	$202,476	$(22,582)	$532,518

Costs and expenses:
Cost of sales	—	195,768	88,098	(22,582)	261,284
Advertising, promotion and catalog	—	32,052	6,955	—	39,007
Selling, general and administrative	24,734	66,509	75,166	—	166,409

	24,734	294,329	170,219	(22,582)	466,700

Income from operations	(24,734)	58,295	32,257	—	65,818

Other income (expense):
Equity in income of subsidiaries	56,583	—	—	(56,583)	—
Intercompany interest	7,900	—	(7,900)	—	—
Interest	(3,359)	(1)	(297)	—	(3,657)
Miscellaneous, net	1,038	1,496	1,252	—	3,786

	62,162	1,495	(6,945)	(56,583)	129

Income before provision for income taxes	37,428	59,790	25,312	(56,583)	65,947
(Benefit)/ provision for income taxes	(6,798)	20,926	7,593	—	21,721

Net income	$44,226	$38,864	$17,719	$(56,583)	$44,226

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

15. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Income
Six Months Ended March 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$931,115	$363,724	$(38,734)	$1,256,105

Costs and expenses:
Cost of sales	—	613,835	157,046	(38,734)	732,147
Advertising, promotion and catalog	—	54,640	9,679	—	64,319
Selling, general and administrative	57,912	159,069	153,576	—	370,557
IT project termination costs	—	8,647	—	—	8,647

	57,912	836,191	320,301	(38,734)	1,175,670

Income from operations	(57,912)	94,924	43,423	—	80,435

Other income (expense):
Equity in income of subsidiaries	79,209	—	—	(79,209)	—
Intercompany interest	12,609	—	(12,609)	—	—
Interest	(17,201)	(1)	(1,175)	—	(18,377)
Miscellaneous, net	(472)	(3,617)	(1,267)	—	(5,356)

	74,145	(3,618)	(15,051)	(79,209)	(23,733)

Income before provision for income taxes	16,233	91,306	28,372	(79,209)	56,702
(Benefit)/ provision for income taxes	(20,312)	31,957	8,512	—	20,157

Net income	$36,545	$59,349	$19,860	$(79,209)	$36,545

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

15. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Income
Six Months Ended March 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$685,693	$400,518	$(42,835)	$1,043,376

Costs and expenses:
Cost of sales	—	375,194	169,256	(42,835)	501,615
Advertising, promotion and catalog	—	59,530	13,646	—	73,176
Selling, general and administrative	49,208	133,182	152,141	—	334,531

	49,208	567,906	335,043	(42,835)	909,322

Income from operations	(49,208)	117,787	65,475	—	134,054

Other income (expense):
Equity in income of subsidiaries	115,025	—	—	(115,025)	—
Intercompany interest	16,155	—	(16,155)	—	—
Interest	(6,903)	(2)	(614)	—	(7,519)
Miscellaneous, net	2,179	3,490	3,004	—	8,673

	126,456	3,488	(13,765)	(115,025)	1,154

Income before provision for income taxes	77,248	121,275	51,710	(115,025)	135,208
(Benefit)/ provision for income taxes	(12,800)	42,446	15,514	—	45,160

Net income	$90,048	$78,829	$36,196	$(115,025)	$90,048

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

15. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$36,545	$59,349	$19,860	$(79,209)	$36,545
Adjustments to reconcile net income to net cash & cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(79,209)	—	—	79,209	—
Impairments and disposals of property, plant and equipment	33	—	655	—	688
Depreciation and amortization	2,502	24,030	8,268	—	34,800
IT project termination costs	—	4,667	—	—	4,667
Foreign currency transaction loss	4,287	639	1,743	—	6,669
Stock-based compensation	1,004	(25)	90	—	1,069
Amortization of deferred charges	631	—	—	—	631
Allowance for doubtful accounts	—	765	85	—	850
Inventory reserves	—	6,382	795	—	7,177
Deferred income taxes	—	371	12	—	383
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(15,069)	(1,187)	—	(16,256)
Inventories	—	(39,059)	(18,882)	—	(57,941)
Other assets	—	9,421	1,147	—	10,568
Accounts payable	—	41,846	5,373	—	47,219
Accrued expenses and other liabilities	—	(8,535)	(12,308)	—	(20,843)

Net cash (used in) provided by operating activities	(34,207)	84,782	5,651	—	56,226

Cash flows from investing activities:
Intercompany accounts	52,308	(59,737)	7,429	—	—
Purchase of property, plant and equipment	(5,190)	(23,933)	(6,516)	—	(35,639)
Cash paid for acquisitions, net of cash acquired	—	—	(264)	—	(264)
Escrow refund, net of purchase price adjustments	11,904	—	85	—	11,989

Net cash provided by (used in) investing activities	59,022	(83,670)	734	—	(23,914)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(15,421)	(1,112)	(252)	—	(16,785)
Proceeds from borrowings under the Revolving Credit Facility	60,000	—	—	—	60,000
Principal payments under the Revolving Credit Facility	(115,000)	—	—	—	(115,000)
Proceeds from stock options exercised	6	—	—	—	6

Net cash used in financing activities	(70,415)	(1,112)	(252)	—	(71,779)

Effect of exchange rate changes on cash and cash equivalents	—	—	(6,912)	—	(6,912)

Net decrease in cash and cash equivalents	(45,600)	—	(779)	—	(46,379)
Cash and cash equivalents at beginning of period	49,662	—	40,518	—	90,180

Cash and cash equivalents at end of period	$4,062	$—	$39,739	$—	$43,801

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

15. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$90,048	$78,829	$36,196	$(115,025)	$90,048
Adjustments to reconcile net income to net cash & cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(115,025)	—	—	115,025	—
Impairments and disposals of property, plant and equipment	109	383	(10)	—	482
Depreciation and amortization	2,378	18,636	6,641	—	27,655
Foreign currency transaction (gain) / loss	(730)	(1,446)	791	—	(1,385)
Stock-based compensation	393	84	41	—	518
Amortization of deferred charges	372	—	—	—	372
Allowance for doubtful accounts	—	(178)	4	—	(174)
Inventory reserves	—	1,998	467	—	2,465
Deferred income taxes	—	916	(13)	—	903
Excess income tax benefit from exercise of stock options	(4,984)	—	—	—	(4,984)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	1,077	(1,230)	—	(153)
Inventories	—	(4,616)	(3,540)	—	(8,156)
Other assets	—	5,611	(1,370)	—	4,241
Accounts payable	—	11,077	2,850	—	13,927
Accrued expenses and other liabilities	—	(2,445)	(8,501)	—	(10,946)

Net cash (used in) provided by operating activities	(27,439)	109,926	32,326	—	114,813

Cash flows from investing activities:
Intercompany accounts	105,178	(98,191)	(6,987)	—	—
Purchase of property, plant and equipment	(2,606)	(11,314)	(7,773)	—	(21,693)
Purchase of available-for-sale investments	(159,884)	—	—	—	(159,884)
Proceeds from sale of available-for-sale investments	245,635	—	3,093	—	248,728
Cash paid for acquisitions, net of cash acquired	(5,072)	—	—	—	(5,072)

Net cash provided by (used in) investing activities	183,251	(109,505)	(11,667)	—	62,079

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(414)	(67)	—	—	(481)
Excess income tax benefit from exercise of stock options	4,984	—	—	—	4,984
Proceeds from stock options exercised	3,852	—	—	—	3,852
Purchase of treasury stock (subsequently retired)	(171,008)	—	—	—	(171,008)

Net cash used in financing activities	(162,586)	(67)	—	—	(162,653)

Effect of exchange rate changes on cash and cash equivalents	—	(354)	(1,879)	—	(2,233)

Net (decrease) increase in cash and cash equivalents	(6,774)	—	18,780	—	12,006
Cash and cash equivalents at beginning of period	22,239	—	70,663	—	92,902

Cash and cash equivalents at end of period	$15,465	$—	$89,443	$—	$104,908

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

  •
  North American Retail operations—include 444 Vitamin World and Nutrition Warehouse stores selling proprietary brand and third-party products in the United States and our Canadian operation of 87 Le Naturiste stores;

  •
  European Retail operations—include 531 Holland & Barrett stores, 345 Julian Graves stores, and 31 GNC stores in the UK; 71 DeTuinen stores in the Netherlands; and 22 Nature's Way and 4 Julian Graves stores in Ireland, as well as 7 Holland & Barrett franchised locations in South Africa, each selling proprietary brand and third-party products; and

  •
  Direct Response/E-Commerce operations—include the sale of proprietary brand and third-party products primarily through mail order catalogs and the internet.

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

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008:

  Net Sales

        Net sales by segment for the three months ended March 31, 2009 as compared with the prior comparable period were as follows:

	Net Sales by Segment Three months ended March 31,
	2009		2008		Comparison 2009 vs. 2008
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale / US Nutrition	$349,801	58.7%	$259,363	48.7%	$90,438	34.9%
North American Retail	51,916	8.7%	51,904	9.7%	12	0.0%
European Retail	134,438	22.6%	158,070	29.7%	(23,632)	(15.0)%
Direct Response / E-Commerce	59,398	10.0%	63,181	11.9%	(3,783)	(6.0)%

Net sales	$595,553	100.0%	$532,518	100.0%	$63,035	11.8%

  Wholesale / US Nutrition

        Net sales for the Wholesale / US Nutrition segment increased $90,438 or 34.9% to $349,801 for the three months ended March 31, 2009. This increase was due to net sales from private label brands, which increased $102,904 primarily resulting from our acquisition of Leiner and net sales from Vita Health, Inc., the Leiner Canadian subsidiary. Some of the major brands in this segment include Nature's Bounty, Solgar, Osteo Bi-Flex, Ester C and Sundown. Collectively, net sales of these brands decreased $15,134 and net sales of all other company brands decreased $2,708. In addition, net sales from international customers decreased primarily caused by foreign currency translation. We continue to adjust shelf space allocation among the US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition's position in the mass market. US Nutrition continues to leverage valuable consumer sales information obtained from our Vitamin World retail stores and Puritan's Pride Direct Response/E-Commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales.

        We continue to use targeted promotions to grow overall net sales. Promotional programs and rebates as a percentage of sales were 10.7% for the three months ended March 31, 2009 as compared to 10.4% for the prior comparable period.

        Product returns were $10,809 or 2.7% of sales for the three months ended March 31, 2009 as compared to $6,786 or 2.3% of sales for the prior comparable period. Product returns for the three months ended March 31, 2009 were higher than normal due to the reallocation of shelf space by customers of our US Nutrition brands and approximately $2,000 for returns related to the recall of our Met-Rx bars containing peanut butter. We expect sales returns relating to normal operations to trend at approximately 2% of Wholesale / US Nutrition sales in future quarters.

        One customer represented 31% and 19% of the Wholesale / US Nutrition segment's net sales for the three months ended March 31, 2009 and 2008, respectively. This customer also represented 18% and 9% of consolidated net sales for the three months ended March 31, 2009 and 2008, respectively.

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

The loss of this customer, or any one of our major customers, would have a material adverse effect on our results of operations if we were unable to replace such customers.

  North American Retail

        Net sales for this segment were consistent with the prior comparable period. Sales for stores open more than one year (same store sales) increased 1.5%.

        The following is a summary of North American Retail store activity for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
North American Retail stores:	2009	2008
Vitamin World
Open at beginning of the period	447	454
Opened during the period	—	3
Closed during the period	(3)	(7)
Open at end of the period	444	450
Le Naturiste
Open at beginning of the period	84	80
Opened during the period	3	—
Closed during the period	—	—
Open at end of the period	87	80

        We anticipate opening an additional 3 Vitamin World stores and closing up to 5 under-performing Vitamin World stores during the remainder of this fiscal year.

  European Retail

        The decrease in net sales for this segment is primarily the result of unfavorable foreign currency translation and the difficult retail environment. The decline in net sales was partially offset by an increase in net sales from the recent acquisition of Julian Graves. Same store sales in U.S. dollars decreased 31.3% or $49,063 as compared to the prior comparable period. Same store sales in local currency declined 5.4% from the prior like period. This decrease was partially offset by the acquisition of Julian Graves, which contributed net sales of $22,980 for the three months ended March 31, 2009.

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

        The following is a summary of European Retail store activity for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
European Retail stores:	2009	2008
Company-owned stores
Open at beginning of the period	980	612
Opened during the period	3	2
Acquired during the period	2	—
Closed during the period	(1)	—
Open at end of the period	984	614
Franchised stores
Open at beginning of the period	26	22
Opened during the period	3	—
Closed during the period	(2)	—
Open at end of the period	27	22

        We anticipate opening an additional 5 stores during the remainder of this fiscal year.

  Direct Response / E-Commerce

        Direct Response/E-Commerce net sales decreased $3,783 or 6.0% for the three months ended March 31, 2009 as compared to the prior comparable period. The average order size increased approximately 12% for the three months ended March 31, 2009 as compared to the prior comparable period. On-line net sales comprised 42.7% of this segment's net sales for the three months ended March 31, 2009 as compared to 44.8% for the prior comparable period. We remain the vitamin and nutritional supplements leader in the direct response and e-commerce sectors and continue to increase the number of products available via our catalog and websites.

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

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

  Gross Profit

        Gross Profit by segment for the three months ended March 31, 2009 as compared with the prior comparable period was as follows:

	Gross Profit by Segment Three months ended March 31,
	2009		2008
					Comparison 2009 vs. 2008
		% of sales		% of sales
Segment	Gross Profit		Gross Profit		$ change	% change
Wholesale / US Nutrition	$95,457	27.3%	$105,506	40.7%	$(10,049)	(9.5)%
North American Retail	34,354	66.2%	31,950	61.6%	2,404	7.5%
European Retail	84,218	62.6%	96,817	61.2%	(12,599)	(13.0)%
Direct Response / E-Commerce	37,880	63.8%	36,961	58.5%	919	2.5%

Gross Profit	$251,909	42.3%	$271,234	50.9%	$(19,325)	(7.1)%

        The Wholesale/US Nutrition segment's gross profit percentage decreased to 27.3% for the three months ended March 31, 2009 as compared to 40.7% for the prior comparable period. The decline in gross margin was mainly due to higher raw material and other manufacturing costs which were not offset by higher prices charged to customers, increased promotional activity and a larger concentration of sales of lower margin private label products.

        The increase in the North American Retail segment's gross profit percentage to 66.2% for the three months ended March 31, 2009 as compared to 61.6% for the comparable prior period reflects a shift in promotional strategy as well as a focus on rationalizing SKU's and enhanced visual merchandising. The decrease in the European Retail segment's gross profit dollars is the result of unfavorable foreign currency translation partially offset by the acquisition of Julian Graves. The increase in the Direct Response/E-Commerce segment's gross profit percentage to 63.8% for the three months ended March 31, 2009 as compared to 58.5% for the prior comparable period reflects a decrease in promotional activity.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses by segment for the three months ended March 31, 2009 as compared with the prior comparable period were as follows:

	Three months ended March 31,		Dollar Change	Percentage Change
	2009	2008	2009 vs. 2008	2009 vs. 2008
Wholesale / US Nutrition	$22,439	$26,841	$(4,402)	(16)%
North American Retail	3,662	1,764	1,898	108%
European Retail	2,114	3,866	(1,752)	(45)%
Direct Response / E-Commerce	4,712	6,441	(1,729)	(27)%
Corporate	101	95	6	6%

Total	$33,028	$39,007	$(5,979)	(15)%

Percentage of net sales	5.5%	7.3%

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

        The decrease in the Wholesale/US Nutrition segment's advertising, promotions and catalogs is due to a $2,481 decrease in magazine and newspaper advertising and a decrease in other advertising of $1,204 as compared to the prior comparable period. The increase in North American Retail advertising relates to new promotions through free standing inserts in newspapers and magazines of $1,493. The decrease in the European Retail segment relates to the effect of foreign currency translation as well as discretionary expense reduction efforts. The decrease in the Direct Response/E-commerce segment relates to discretionary expense reduction efforts.

        We create our own advertising materials through our in-house staff of advertising associates. In the U.K. and Ireland, both Holland & Barrett and Nature's Way advertise on television and in national newspapers. GNC (UK) and De Tuinen also advertise in newspapers. SISU advertises in trade journals and magazines.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses by segment for the three months ended March 31, 2009 as compared with the prior comparable period were as follows:

	Three months ended March 31,		Dollar Change	Percentage Change
	2009	2008	2009 vs. 2008	2009 vs. 2008
Wholesale / US Nutrition	$42,934	$37,158	$5,776	16%
North American Retail	29,778	29,664	114	0%
European Retail	61,786	58,685	3,101	5%
Direct Response / E-Commerce	11,970	14,771	(2,801)	(19)%
Corporate	28,189	26,131	2,058	8%

Total	$174,657	$166,409	$8,248	5%

Percentage of net sales	29.3%	31.2%

        The Wholesale/US Nutrition's selling, general and administrative expense ("SG&A") increased $5,776 for the three months ended March 31, 2009 as compared to the prior comparable period. Payroll and payroll related costs increased $2,095 primarily related to severance costs of $1,693. Freight costs increased $2,121 but remained consistent as a percentage of sales.

        The European Retail's SG&A increased $3,101 for the three months ended March 31, 2009 as compared to the prior comparable period due to the acquisition of Julian Graves, which added $14,487 to total SG&A costs offset by a decrease in costs due to foreign currency translation. In local currency, and excluding the impact of the Julian Graves acquisition, SG&A costs increased approximately 10% due to increased occupancy expenses related to rent increases and new stores.

        The Direct Response/E-Commerce SG&A decreased $2,801 due to a decrease in freight costs of $897, a decrease in outside services and temporary labor of $696 and decreases across most expense categories due to the staff reorganization of this segment during the first quarter of fiscal 2009.

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

        The Corporate segment's SG&A increased $2,058 primarily due to an increase in payroll and payroll related costs of $1,115 due to increased headcount partially offset by a reduction in executive bonus accruals.

  Interest Expense

        Interest expense increased $5,231 due to interest on the Term Loan and outstanding borrowings under the Revolving Credit Facility which were not outstanding during the prior comparable period.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

			Dollar Change
	Three months ended March 31,
			2009 vs. 2008
	2009	2008
Foreign exchange transaction (loss) gain	$(669)	$583	$(1,252)
Rental income	559	350	209
Investment income	168	2,732	(2,564)
Other	221	121	100

Total	$279	$3,786	$(3,507)

        Miscellaneous, net decreased primarily due to lower investment income earned on lower cash and investment balances as well as unrealized foreign exchange losses on intercompany balances for the three months ended March 31, 2009 associated with the strengthening of the U.S. dollar against the British Pound and Canadian dollar as compared to unrealized foreign exchange gains in the prior comparable period.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal income taxes, our international tax structure, state income tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended March 31, 2009 and March 31, 2008 was 35.2% and 32.9%, respectively. The effective income tax rate was higher for the three months ended March 31, 2009 as compared to the prior comparable period due to a higher effective state rate as a result of increased operations in California from the Leiner acquisition and a lower domestic production deduction in the current year due to lower domestic income.

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

Six months Ended March 31, 2009 Compared to the Six months Ended March 31, 2008:

  Net Sales

        Net sales by segment for the six months ended March 31, 2009 as compared with the prior comparable period were as follows:

	Net Sales by Segment Six months ended March 31,
	2009		2008		Comparison 2009 vs. 2008
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale / US Nutrition	$756,768	60.3%	$518,298	49.7%	$238,470	46.0%
North American Retail	100,354	8.0%	108,086	10.4%	(7,732)	(7.2)%
European Retail	290,464	23.1%	316,666	30.3%	(26,202)	(8.3)%
Direct Response / E-Commerce	108,519	8.6%	100,326	9.6%	8,193	8.2%

Net sales	$1,256,105	100.0%	$1,043,376	100.0%	$212,729	20.4%

  Wholesale / US Nutrition

        Net sales for the Wholesale / US Nutrition segment increased $238,470 or 46.0% to $756,768 for the six months ended March 31, 2009. This increase was due to net sales from private label brands, which increased $220,957 primarily resulting from our acquisition of Leiner. Some of the major brands in this segment include Nature's Bounty, Solgar, Osteo Bi-Flex, Ester C and Sundown. Collectively, sales of these brands decreased $13,545. Net sales from our sports nutrition brands increased $10,361 over the prior comparable quarter. Net sales from all other brands increased $4,184. We continue to adjust shelf space allocation among the US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition's position in the mass market. US Nutrition continues to leverage valuable consumer sales information obtained from our Vitamin World retail stores and Puritan's Pride Direct Response/E-Commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales. In addition, international wholesale net sales increased $25,256 due to net sales from Vita Health Inc., the Leiner Canadian subsidiary, offset by a decrease in net sales to other international customers caused by foreign currency translation.

        We continue to use targeted promotions to grow overall net sales. Promotional programs and rebates as a percentage of net sales were 9.5% for the six months ended March 31, 2009 as compared to 10.3% for the prior comparable period.

        Product returns were $18,317 or 2.1% of sales for the six months ended March 31, 2009 as compared to $13,424 or 2.3% of sales for the prior comparable period. We expect sales returns relating to normal operations to trend at approximately 2% of Wholesale / US Nutrition sales in future quarters.

        One customer represented 30% and 20% of the Wholesale / US Nutrition segment's net sales for the six months ended March 31, 2009 and 2008, respectively. It also represented 18% and 10% of consolidated net sales for the six months ended March 31, 2009 and 2008, respectively. Another customer represented 10% of the Wholesale / US Nutrition segment's net sales and 6% of consolidated net sales for the six months ended March 31, 2009. The loss of either one of these customers, or any

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

one of our major customers, would have a material adverse effect on our results of operations if we were unable to replace such customers.

  North American Retail

        Net sales for this segment decreased $7,732 or 7.2% to $100,354 for the six months ended March 31, 2009. Sales for stores open more than one year (same store sales) decreased 5.1%. This decline in net sales is partially attributable to a shift in our Vitamin World stores strategy from reliance on promotional discounting to drive sales to an everyday low price for its customers.

        The following is a summary of North American Retail store activity for the six months ended March 31, 2009 and 2008:

	Six months ended March 31,
North American Retail stores:	2009	2008
Vitamin World
Open at beginning of the period	441	457
Opened during the period	7	5
Closed during the period	(4)	(12)
Open at end of the period	444	450
Le Naturiste
Open at beginning of the period	81	80
Opened during the period	6	—
Closed during the period	—	—
Open at end of the period	87	80

        We anticipate opening an additional 3 Vitamin World stores and closing up to 5 under-performing Vitamin World stores during the remainder of this fiscal year.

  European Retail

        The decrease in net sales for this segment is primarily the result of unfavorable foreign currency translation and the difficult retail environment. The decline in net sales was partially offset by an increase in net sales from the recent acquisition of Julian Graves. Same store sales in U.S. dollars decreased 28.6% or $89,435 as compared to the prior comparable period. Same store sales in local currency declined 4.5% from the prior like period. This decrease was partially offset by the acquisition of Julian Graves, which contributed net sales of $58,315 for the six months ended March 31, 2009.

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

        The following is a summary of European Retail store activity for the six months ended March 31, 2009 and 2008:

	Six months ended March 31,
European Retail stores:	2009	2008
Company-owned stores
Open at beginning of the period	975	604
Opened during the period	8	10
Acquired during the period	2	—
Closed during the period	(1)	—
Open at end of the period	984	614
Franchised stores
Open at beginning of the period	22	22
Opened during the period	7	—
Closed during the period	(2)	—
Open at end of the period	27	22

        We anticipate opening an additional 5 stores during the remainder of this fiscal year.

  Direct Response / E-Commerce

        Direct Response/E-Commerce net sales increased $8,193 or 8.2% for the six months ended March 31, 2009 as compared to the prior comparable period. These results reflect a lowering of prices to garner greater market share in a highly competitive environment and an increase in marketing and advertising as compared to the prior comparable period.

        The average order size increased approximately 18% for the six months ended March 31, 2009 as compared to the prior comparable period. On-line net sales comprised 44.4% of this segment's net sales for the six months ended March 31, 2009 as compared to 43.0% for the prior comparable period. We remain the vitamin and nutritional supplements leader in the direct response and e-commerce sectors and continue to increase the number of products available via our catalog and websites.

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

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

  Gross Profit

        Gross Profit by segment for the six months ended March 31, 2009 as compared with the prior comparable period was as follows:

	Gross Profit by Segment Six months ended March 31,
	2009		2008
					Comparison 2009 vs. 2008
		% of sales		% of sales
Segment	Gross Profit		Gross Profit		$ change	% change
Wholesale / US Nutrition	$207,473	27.4%	$219,102	42.3%	$(11,629)	(5.3)%
North American Retail	66,773	66.5%	65,292	60.4%	1,481	2.3%
European Retail	182,968	63.0%	196,864	62.2%	(13,896)	(7.1)%
Direct Response / E-Commerce	66,744	61.5%	60,503	60.3%	6,241	10.3%

Gross Profit	$523,958	41.7%	$541,761	51.9%	$(17,803)	(3.3)%

        The Wholesale/US Nutrition segment's gross profit percentage decreased to 27.4% for the six months ended March 31, 2009 as compared to 42.3% for the prior comparable period. The decline in gross margin was mainly due to higher raw material and other manufacturing costs which were not offset by higher prices charged to customers, increased promotional activity and lower margins on private label products.

        The increase in the North American Retail segment's gross profit percentage to 66.5% for the six months ended March 31, 2009 as compared to 60.4% for the comparable prior period reflects a shift in promotional strategy as well as a focus on rationalizing SKU's and enhanced visual merchandising. The decrease in the European Retail segment's gross profit dollars is the result of unfavorable foreign currency translation partially offset by the acquisition of Julian Graves. The increase in the Direct Response/E-Commerce segment's gross profit percentage to 61.5% for the six months ended March 31, 2009 as compared to 60.3% for the prior comparable period reflects a decrease in promotional activity.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses by segment for the six months ended March 31, 2009 as compared with the prior comparable period were as follows:

	Six months ended March 31,		Dollar Change	Percentage Change
	2009	2008	2009 vs. 2008	2009 vs. 2008
Wholesale / US Nutrition	$43,122	$50,293	$(7,171)	(14)%
North American Retail	6,056	3,861	2,195	57%
European Retail	5,484	7,331	(1,847)	(25)%
Direct Response / E-Commerce	9,424	11,484	(2,060)	(18)%
Corporate	233	207	26	13%

Total	$64,319	$73,176	$(8,857)	(12)%

Percentage of net sales	5.1%	7.0%

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

        The decrease in the Wholesale/US Nutrition segment's advertising, promotions and catalogs is due to a $5,020 decrease in magazine and newspaper advertising and a decrease in other advertising of $1,712 as compared to the prior comparable period. The increase in North American Retail advertising relates to new promotions through free standing inserts in newspapers and magazines of $1,536. The decrease in the European Retail segment relates to the effect of foreign currency translation as well as discretionary expense reduction efforts. The decrease in the Direct Response/E-commerce segment relates to discretionary expense reduction efforts.

        We create our own advertising materials through our in-house staff of advertising associates. In the U.K. and Ireland, both Holland & Barrett and Nature's Way advertise on television and in national newspapers. GNC (UK) and De Tuinen also advertise in newspapers. SISU advertises in trade journals and magazines.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses by segment for the six months ended March 31, 2009 as compared with the prior comparable period were as follows:

	Six months ended March 31,		Dollar Change	Percentage Change
	2009	2008	2009 vs. 2008	2009 vs. 2008
Wholesale / US Nutrition	$92,253	$73,320	$18,933	26%
North American Retail	59,556	61,773	(2,217)	(4)%
European Retail	130,995	120,200	10,795	9%
Direct Response / E-Commerce	25,270	26,147	(877)	(3)%
Corporate	62,483	53,091	9,392	18%

Total	$370,557	$334,531	$36,026	11%

Percentage of net sales	29.5%	32.1%

        The Wholesale/US Nutrition's selling, general and administrative expense ("SG&A") increased $18,933 for the six months ended March 31, 2009 as compared to the prior comparable period. Freight costs increased $8,383, a portion of which relates to higher private label sales, as well as additional shipments and higher fuel surcharges. Payroll and payroll related costs increased $5,133 primarily related to the Leiner operation and $1,717 related to severance costs. In addition, outside services increased $1,311 and amortization increased $2,028 due to the Leiner acquisition.

        The decrease in SG&A in the North American Retail segment is the result of lower payroll and payroll related costs due to a change in the commission structure as well as lower costs incurred across most categories. In addition, the prior period included a charge of approximately $350 for asset impairments, which did not recur in the six months ended March 31, 2009.

        The European Retail's SG&A increased $10,795 for the six months ended March 31, 2009 as compared to the prior comparable period due to the acquisition of Julian Graves, which added $32,188 to total SG&A costs partially offset by a decrease in US dollar reported costs due to foreign currency translation. In local currency, and excluding the impact of the Julian Graves acquisition, SG&A costs increased approximately 10% due to increased occupancy expenses related to rent increases and new stores.

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

        The Direct Response/E-Commerce SG&A decreased $877 due primarily to a reduction in consulting related expenses.

        The Corporate segment's SG&A increased $9,392 primarily due to an increase in payroll and payroll related costs of $6,128 which includes approximately $1,692 for severance costs.

  IT Project Termination Costs

        During December 2008, management determined that certain information technology projects relating to the Direct Response segment would be terminated. As a result, $4,667 previously capitalized costs were written-off during the six months ended March 31, 2009. In addition, certain termination payments and future lease obligations of $3,415 were charged to operations during the same period as they will not provide any future economic benefit. In connection with these terminated IT projects certain employees were also terminated resulting in a severance charge of $565.

  Interest Expense

        Interest expense increased $10,858 due to interest on the Term Loan and outstanding borrowings under the Revolving Credit Facility which were not outstanding during the prior comparable period.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

	Six months ended March 31,		Dollar Change
	2009	2008	2009 vs. 2008
Foreign exchange transaction (loss) gain	$(7,740)	$2,075	$(9,815)
Rental income	1,137	645	492
Investment income	858	5,406	(4,548)
Other	389	547	(158)

Total	$(5,356)	$8,673	$(14,029)

        Miscellaneous, net decreased primarily due to unrealized foreign exchange losses on intercompany balances for the six months ended March 31, 2009 associated with the strengthening of the U.S. dollar against the British Pound and Canadian dollar as compared to unrealized foreign exchange gains in the prior comparable period as well as lower investment income earned on lower cash and investment balances.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the six months ended March 31, 2009 and March 31, 2008 was 35.5% and 33.4%, respectively. The effective income tax rate was higher for the six months ended March 31, 2009 as compared to the prior comparable period due to a higher effective state rate as a result of increased operations in California from the Leiner

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

acquisition and a lower domestic production deduction in the current year due to lower domestic income.

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

Liquidity and Capital Resources

        Our primary sources of liquidity and capital resources are cash generated from operations and our revolving credit facility. The facility provides for revolving credit loans in the aggregate principal amount of up to $325,000 to be used for working capital and other general corporate purposes, and acquisitions. At March 31, 2009, $320,000 remained undrawn on the revolving credit facility. We have used cash from operations and our revolving credit facility to finance working capital, facility expansions, acquisitions, capital expenditures and debt service requirements. We anticipate these uses will continue to be our principal uses of cash in future quarters.

        The following table sets forth, for the periods indicated, cash balances, cash held by foreign subsidiaries and working capital:

	As of March 31, 2009	As of September 30, 2008
Cash and cash equivalents at end of the period	$43,801	$90,180
Working capital	$530,050	$573,402

        The following table sets forth, for the period indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Six months ended March 31,
	2009	2008
Cash flow provided by operating activities	$56,226	$114,813
Cash flow (used in) provided by investing activities	$(23,914)	$62,079
Cash flow used in financing activities	$(71,779)	$(162,653)
Total inventory turnover	2.43	2.59
Finished goods inventory turnover (excluding bulk)	5.22	4.45
Days sales outstanding in accounts receivable	34	38

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

        The decrease in working capital of $43,352 as compared to September 30, 2008 was primarily due to required principal payments under our Term Loan, as well as paydowns under our revolving credit facility. The annualized total inventory turnover rate was approximately 2.43 times during the current period ended March 31, 2009 compared to 2.59 during the prior like period. The annualized finished goods inventory turnover (excluding bulk inventory) was approximately 5.22 times during the current period ended March 31, 2009 compared to 4.45 during the prior like period. At the time of the Leiner acquisition in July 2008, Leiner inventory levels were not adequate to maintain customer fulfillment levels. The increase in inventory reflects our ongoing efforts to maintain a sufficient supply of product to respond to our increased sales levels.

        Cash provided by operating activities during the six month period ended March 31, 2009 was mainly attributable to net income and non-cash charges, offset by changes in operating assets and liabilities.

        During the six month period ended March 31, 2009, cash flows used in investing activities consisted primarily of purchases of property, plant and equipment, offset by an escrow refund in connection with the Leiner acquisition.

        For the six month period ended March 31, 2009 cash flows used in financing activities related to the net principal payments under long-term debt agreements and principal payments under capital lease obligations.

        We believe our cash generated from operations, as well as our undrawn borrowings under our $325,000 revolving credit facility, will be sufficient to fund our operations and meet our cash requirements to satisfy our working capital needs, capital expenditure needs, outstanding commitments, and other liquidity requirements associated with our existing operations over the next 18 to 24 months. Our ability to fund these requirements and comply with financial covenants under our debt agreements will depend on our cash flow from future operations and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. In addition, as part of our strategy, we may pursue acquisitions and investments that are complementary to our business. Any material future acquisitions or investments will likely require additional capital and, therefore, we cannot predict or assure that additional funds from existing sources will be sufficient for such future events.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements. For additional information relating to certain contractual cash obligations see below.

Contractual Cash Obligations and Other Commercial Commitments

        We conduct retail operations under operating leases, which expire at various dates through 2033. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs. At March 31, 2009, we had $568,860 in

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year.

        We were committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating $175,487 at March 31, 2009. Such purchase commitments are generally cancelable at our discretion until the order has been shipped, but require repayment of all expenses incurred through the date of cancellation. During the six months ended March 31, 2009 no one supplier individually represented greater than 10% of our raw material purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations.

        We had $4,884 in open capital commitments at March 31, 2009, primarily related to furniture and fixtures related to store renovations, as well as other manufacturing equipment and computer hardware and software.

        We are currently evaluating our point of sales systems for retail operations. At March 31, 2009, we had capitalized costs of approximately $11,000 in these systems. If we determine that the systems do not fulfill our needs or we will not get a return on our investment, we will take action to correct the situation.

        At March 31, 2009, we had $9,542 in unrecognized tax benefits, the recognition of which would have an effect of $6,364 on income tax expense and the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

        We have employment agreements with two of our executive officers. The agreements, entered into on March 1, 2008, each have a term of three years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and change in control of the Company. The remaining commitment for salaries to these two officers as of March 31, 2009 was approximately $2,923. In addition, five members of Holland & Barrett's senior executive staff have service contracts terminable by us upon twelve months notice. The annual aggregate commitment for such senior executive staff as of March 31, 2009 was approximately $1,317.

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

Financial Covenants and Credit Rating

        Our credit arrangements impose certain restrictions regarding capital expenditures and limit our ability to: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. We were in compliance with all covenants under our credit arrangements at March 31, 2009.

        At March 31, 2009, credit ratings were as follows:

Credit Rating Agency	Secured Debt	7 1/8% Notes	Overall
Standard and Poors	BBB-	BB	BB/Stable
Moody's	Ba1/LGD3	B1/LGD6	Ba2

Recent Accounting Developments

        In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures regarding an entity's derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", and its related interpretations; and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. We adopted SFAS 161 as of January 1, 2009. The adoption of SFAS 161 had no impact on our financial position or results of operations.

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

NBTY, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(in thousands)

Quantitative and Qualitative Disclosures About Market Risk

        We are subject to currency fluctuations and interest rate risks that arise from normal business operations. We regularly assess these risks.

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

        The U.S. dollar volume of net sales denominated in foreign currencies was approximately $363,723, or 29.0% of total net sales, for the six months ended March 31, 2009. A majority of our foreign currency exposure is denominated in the British pound sterling and Canadian dollars. For the six months ended March 31, 2009, as compared to the prior comparable period, the change in currency rates between British pound sterling and Canadian dollar as compared to the U.S. dollar was a decline of 25% and 19%, respectively, resulting in a decrease of $89,739 and $15,396 in net sales and operating income, respectively. The total impact of all currency fluctuations on net income was a reduction of approximately $0.23 per diluted share for the six months ended March 31, 2009.

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. We are exposed to changes in interest rates on our floating rate $325,000 revolving credit facility, our multicurrency term facility, and our Term Loan. With respect to the interest on the Term Loan, in August 2008, we entered into two interest rate swap contracts, each with a notional amount of $100 million. Under the terms of the swap contracts, variable interest payments will be swapped for fixed interest payments. The interest rate exposure on the multicurrency term facility is mitigated by the interest earned on the cash collateral securing the loan. Therefore, a hypothetical 10% change in interest rates would not have a material effect on our consolidated pretax income or cash flow. At March 31, 2009, we had borrowings outstanding under our revolving credit facility of $5,000. A hypothetical 10% change in interest rates would not have a material effect on our consolidated pretax income or cash flow.

        The 7 1/8% Senior Subordinated Notes had a fair value at March 31, 2009, based on then quoted market prices, of $152,000. At March 31, 2009, based solely on a hypothetical 10% change in interest rates related to our fixed rate Notes, we estimate that the hypothetical fair value of our fixed rate debt would have changed approximately $5,000. We believe that the carrying value of all of our other financial instruments approximates fair value due to their short maturities and variable interest rates.

NBTY, Inc.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded, based on their respective evaluations as of the end of the period covered by this Report, that our disclosure controls and procedures are effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NBTY, Inc.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Prohormone products

        In March 2004, a putative class-action lawsuit was filed in New Jersey against MET-Rx USA, Inc. ("Met-Rx"), a subsidiary of the Company, claiming that the advertising and marketing of certain prohormone supplements were false and misleading and that plaintiff and the putative class of New Jersey purchasers of these products were entitled to damages and injunctive relief. Because these allegations were virtually identical to allegations made in a putative nationwide class-action previously filed against Met-Rx in California, we moved in 2004 to dismiss or stay the New Jersey action pending the outcome of the California action. The motion was granted, and the New Jersey action is stayed at this time. The California action against Met-Rx had been dismissed in 2008.

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

NBTY, Inc.

Item 4. Submission of Matters to a Vote of Security Holders

        At the 2009 Annual Meeting of Shareholders of NBTY, Inc. held on February 27, 2009, the following matters were voted upon:

        Proposition 1:    Re-elected Directors to serve until the 2012 Annual Meeting.

	Votes for	Votes withheld	Total Votes
Aram G. Garabedian	26,635,994	31,859,864	58,495,858
Neil H. Koenig	39,774,918	18,720,940	58,495,858

        Proposition 2:    Approved the NBTY, Inc. 2009 Equity Awards Plan.

Votes for	Votes against		Votes Abstain	Total Votes
36,500,907	21,734,797	*	260,154	58,495,858

      *
      Votes against include 6,259,390 Broker Non-Votes.

        Proposition 3:    Ratified the appointment of PricewaterhouseCoopers LLP as independent registered public accountants to audit the consolidated financial statements of the Company for the 2009 fiscal year.

Votes for	Votes against	Votes Abstain	Total Votes
58,329,300	100,749	65,808	58,495,857

NBTY, Inc.

Item 6. Exhibits

Exhibit No.	Description
10.1	Seventh Amendment to Executive Consulting Agreement, effective January 1, 2009, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(1)
10.2	NBTY, Inc. Year 2009 Equity Awards Plan(2)
10.3	Indenture of Lease made as of the 20th day of August, 2003, by and between WARWICK MALL L.L.C. and Vitamin World, Inc.*
10.4	NBTY Retirement Benefits Policy for Certain Eligible Members of the Board of Directors.*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

(1)
Incorporated by reference to NBTY, Inc.'s Form 10-Q filed February 9, 2009 (File #001-31788).

(2)
Incorporated by reference to NBTY, Inc.'s Proxy Statement, filed January 14, 2009, for the Annual Meeting of Stockholders held on February 27, 2009 (File #001-31788).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, INC. (Registrant)
Date: May 8, 2009	By:	/s/ SCOTT RUDOLPH Scott Rudolph Chairman and Chief Executive Officer (Principal Executive Officer)
Date: May 8, 2009	By:	/s/ HARVEY KAMIL Harvey Kamil President and Chief Financial Officer (Principal Financial and Accounting Officer)