Form 10-Q
period 2009-06-30
NBTY INC
filed 2009-08-07
CIK 70793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009
Or
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        The number of shares of Common Stock (par value $.008 per share) outstanding as of August 4, 2009 was 61,873,998.

 NBTY, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NBTY, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2009	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$69,817	$90,180
Accounts receivable, net	131,754	122,878
Inventories	634,613	585,239
Deferred income taxes	25,353	25,098
Other current assets	36,545	75,971

Total current assets	898,082	899,366
Property, plant and equipment, net	387,858	419,066
Goodwill	337,988	342,379
Intangible assets, net	216,726	230,424
Other assets	35,260	45,123

Total assets	$1,875,914	$1,936,358

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$31,635	$33,309
Accounts payable	106,999	120,620
Accrued expenses and other current liabilities	145,732	172,035

Total current liabilities	284,366	325,964
Long-term debt, net of current portion	453,454	538,402
Deferred income taxes	38,737	49,139
Other liabilities	32,724	24,657

Total liabilities	809,281	938,162

Commitments and contingencies
Stockholders' equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 61,872 and 61,599 shares at June 30, 2009 and September 30, 2008, respectively	495	493
Capital in excess of par	144,493	140,990
Retained earnings	921,530	839,068
Accumulated other comprehensive income	115	17,645

Total stockholders' equity	1,066,633	998,196

Total liabilities and stockholders' equity	$1,875,914	$1,936,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Net sales	$651,707	$534,519	$1,907,813	$1,577,895

Costs and expenses:
Cost of sales	359,240	262,455	1,091,386	764,069
Advertising, promotion and catalog	23,570	35,732	87,889	108,908
Selling, general and administrative	182,618	166,058	553,177	500,590
IT project termination costs	10,127	—	18,774	—

	575,555	464,245	1,751,226	1,373,567

Income from operations	76,152	70,274	156,587	204,328

Other income (expense):
Interest	(8,402)	(3,721)	(26,780)	(11,239)
Miscellaneous, net	3,396	2,417	(1,959)	11,089

	(5,006)	(1,304)	(28,739)	(150)

Income before provision for income taxes	71,146	68,970	127,848	204,178
Provision for income taxes	25,229	23,444	45,386	68,604

Net income	$45,917	$45,526	$82,462	$135,574

Net income per share:
Basic	$0.74	$0.74	$1.34	$2.11
Diluted	$0.73	$0.72	$1.31	$2.06
Weighted average common shares outstanding:
Basic	61,796	61,280	61,665	64,105
Diluted	63,264	62,830	63,124	65,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.

Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income

Nine Months Ended June 30, 2009 and 2008

(Unaudited)

(in thousands)

	Common Stock
					Accumulated Other Comprehensive Income
	Number of Shares	Amount	Capital in Excess of Par	Retained Earnings		Total Stockholders' Equity
Balance, September 30, 2008	61,599	$493	$140,990	$839,068	$17,645	$998,196
Components of comprehensive income:
Net income				82,462		82,462
Foreign currency translation adjustment, net of taxes					(12,733)	(12,733)
Change in fair value of interest rate swaps, net of taxes					(4,797)	(4,797)

Comprehensive income:						$64,932

Exercise of stock options	273	2	1,435			1,437
Excess tax benefit from exercise of stock options			55			55
Stock-based compensation			2,013			2,013

Balance, June 30, 2009	61,872	$495	$144,493	$921,530	$115	$1,066,633

Balance, September 30, 2007	67,118	$537	$143,244	$864,852	$47,337	$1,055,970
Components of comprehensive income:
Net income				135,574		135,574
Foreign currency translation adjustment, net of taxes					(3,781)	(3,781)

Comprehensive income:						$131,793

Adoption of FIN 48				(3,025)		(3,025)
Purchase and retirement of treasury shares	(6,716)	(54)	(12,468)	(175,910)		(188,432)
Exercise of stock options	632	5	3,847			3,852
Excess tax benefit from exercise of stock options			4,984			4,984
Stock-based compensation			1,176			1,176

Balance, June 30, 2008	61,034	$488	$140,783	$821,491	$43,556	$1,006,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$82,462	$135,574
Adjustments to reconcile net income to cash provided by operating activities:
Impairments and disposals of assets	4,520	441
Depreciation and amortization	51,604	41,038
IT project termination costs	16,521	—
Foreign currency transaction loss (gain)	5,113	(1,594)
Stock-based compensation	2,013	1,176
Amortization of deferred charges	951	562
Allowance for doubtful accounts	(366)	(543)
Inventory reserves	5,666	5,676
Deferred income taxes	888	1,372
Excess income tax benefit from exercise of stock options	(55)	(4,984)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,129)	(3,376)
Inventories	(63,228)	(26,438)
Other assets	9,162	11,744
Accounts payable	(7,061)	675
Accrued expenses and other liabilities	(8,915)	472

Net cash provided by operating activities	88,146	161,795

Cash flows from investing activities:
Purchase of property, plant and equipment	(38,584)	(32,031)
Purchase of available-for-sale investments	—	(364,917)
Proceeds from sale of available-for-sale investments	—	463,087
Cash paid for acquisitions, net of cash acquired	(264)	(5,072)
Acquisition deposit	—	(11,500)
Escrow refund, net of purchase price adjustments	14,460	—

Net cash (used in) provided by investing activities	(24,388)	49,567

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(25,176)	(720)
Proceeds from borrowings under the Revolving Credit Facility	95,000	—
Principal payments under the Revolving Credit Facility	(155,000)	—
Excess income tax benefit from exercise of stock options	55	4,984
Proceeds from stock options exercised	1,437	3,852
Purchase of treasury stock (subsequently retired)	—	(188,432)

Net cash used in financing activities	(83,684)	(180,316)

Effect of exchange rate changes on cash and cash equivalents	(437)	(1,972)

Net (decrease) increase in cash and cash equivalents	(20,363)	29,074
Cash and cash equivalents at beginning of period	90,180	92,902

Cash and cash equivalents at end of period	$69,817	$121,976

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

        We have evaluated subsequent events through August 7, 2009, the date of issuance of these financial statements.

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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

1. Basis of Presentation (Continued)

Accounts Receivable Reserves

        Accounts receivable were net of the following reserves:

	June 30, 2009	September 30, 2008
Allowance for sales returns	$12,761	$8,904
Promotional program incentive allowance	42,233	43,902
Allowance for doubtful accounts	6,495	9,768

	$61,489	$62,574

Recent Accounting Developments

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162", ("SFAS 168"), which is effective for us on July 1, 2009. SFAS 168 does not alter current GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under SFAS 168 there will be a single source of authoritative GAAP for nongovernmental entities and will supersede all other previously issued non-SEC accounting and reporting guidance. The adoption of SFAS 168 will not have any impact on our financial position or results of operations.

        In June 2009, FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 amends FIN 46(R), "Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51" to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. SFAS 167 will become effective for us October 1, 2010. We anticipate that the adoption of SFAS 167 will not have a significant impact on our consolidated financial position or results of operations since we currently do not have any variable interest entities.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS 165 on June 30, 2009. The adoption of SFAS 165 had no impact on our financial position or results of operations.

        In April 2009, the FASB issued FSP No. 141R-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP 141R-1"). FSP 141R-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

1. Basis of Presentation (Continued)

business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for all business acquisitions occurring on or after October 1, 2009. The impact of the adoptions will be dependent upon the extent and nature of any future acquisitions.

        In April 2009, the FASB issued FASB Staff Position SFAS No. 107-1 and APB No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1 and APB 28-1"). This FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" and APB Opinion No. 28, "Interim Financial Reporting", to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. FSP 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. FSP 107-1 and APB 28-1 became effective for us on June 30, 2009. The adoption of this FSP did not have a significant impact on our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). This Statement was effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The adoption of this statement did not have a material effect on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures regarding an entity's derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", and its related interpretations; and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. We adopted SFAS 161 as of January 1, 2009. The adoption of SFAS 161 had no impact on our financial position or results of operations. The additional disclosures required by SFAS 161 are included in Note 11.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), ("SFAS 141R"), "Business Combinations", which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, however, it includes changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R will become effective for us beginning October 1, 2009 and will apply prospectively to business combinations completed on or

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

1. Basis of Presentation (Continued)

after that date. The impact of the adoption of SFAS 141R will be dependent on the extent and nature of any future acquisitions.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Companies electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 became effective for us on October 1, 2008. The adoption of SFAS 159 did not have any impact on our consolidated financial position or results of operations as we did not elect the fair value option.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. We adopted SFAS 157 on October 1, 2008 for financial assets and liabilities carried at fair value and non financial assets and liabilities that are recognized or disclosed on a recurring basis. The adoption did not have a material effect on our consolidated financial statements. In February 2008, the FASB issued FASB Staff Position 157-2, which provides for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. FASB Staff Position 157-2 will become effective for us beginning October 1, 2009. We anticipate that the adoption of FASB Staff Position SFAS 157-2 will not have a significant impact on our consolidated financial position or results of operations.

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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

2. Acquisitions (Continued)

        At the closing of the Leiner acquisition, we anticipated workforce reductions and, as such, included an estimated accrual for such reductions comprised of severance and employee benefits, in the purchase price allocation. The rollforward of the workforce reduction accrual was as follows:

Accrual at September 30, 2008	$5,849
Additional accruals	2,204
Payments	(4,560)

Accrual at June 30, 2009	$3,493

        During the nine months ended June 30, 2009, we incurred $2,204 of severance costs, in the form of stay-bonuses for services incurred in the period. These costs are recorded over the service period and are paid to the Leiner transitional associates upon their termination. This amount was included in selling, general and administrative expense in the consolidated statement of income for the nine months ended June 30, 2009.

        The following unaudited pro forma financial information presents a summary of our consolidated net sales and net income for the three and nine months ended June 30, 2008, assuming that the acquisition of Leiner had taken place on October 1, 2007:

	Three months ended June 30, 2008 Pro Forma	Nine months ended June 30, 2008 Pro Forma
Net sales	$629,735	$1,910,846

Net income	$24,176	$62,757

Net income per share
Basic	$0.39	$0.98
Diluted	$0.38	$0.95
Weighted average common shares outstanding
Basic	61,280	64,105
Diluted	62,830	65,826

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

above unaudited pro forma financial information for the three months and nine months ended June 30, 2008 was $11,838 and $31,658, respectively.

Julian Graves

        On September 16, 2008, our subsidiary, NBTY Europe Limited, acquired Julian Graves, a UK independent retailer of nuts, seeds and confectionaries for approximately $25,000. Julian Graves has a network of 350 stores throughout the UK and Ireland. The preliminary allocation of net assets acquired primarily consisted of inventory, property, plant and equipment and goodwill. Since we acquired the outstanding share capital of Julian Graves, the goodwill associated with this acquisition is not deductible for tax purposes. The purchase agreement stipulates an adjustment to the purchase price between the buyer and seller for the excess or shortfall of the final working capital threshold as stated in the agreement. During June 2009, the final working capital adjustment to the purchase price of approximately $3,044, representing a shortfall in working capital, was received by our subsidiary. This resulted in a reduction of the purchase price and goodwill. The allocation of net assets acquired is based on preliminary estimates. Finalization of the valuation of the net assets acquired and working capital balance at the date of closing are subject to change during the purchase price allocation period (generally one year from the acquisition date).

        In September 2008, the UK Office of Fair Trading commenced an investigation under the merger control provisions of the Enterprise Act 2002 into the completed acquisition by NBTY Europe Limited of Julian Graves. In March 2009, this investigation was referred to the UK Competition Commission for potential anti-trust implications. In July 2009, the UK Competition Commission provisionally approved the acquisition. The final decision by the UK Competition Commission is expected on or before September 3, 2009. Pending the final decision by the UK Competition Commission, NBTY Europe Limited has not integrated the Julian Graves business with its existing UK operations.

        During the three and nine months ended June 30, 2009 we incurred legal costs of $3,722 and $4,822, respectively, related to the review of the Julian Graves acquisition by the Competition Commission in the UK. These costs are included under the caption "selling, general and administrative" expense in the consolidated statements of income.

        Proforma financial information related to Julian Graves is not provided as its impact was not material to our consolidated financial statements.

3. Inventories

        The components of inventories were as follows:

	June 30, 2009	September 30, 2008
Raw materials	$149,106	$180,330
Work-in-process	24,547	33,941
Finished goods	483,834	388,176
Valuation and obsolescence reserves	(22,874)	(17,208)

	$634,613	$585,239

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

4. Goodwill and Intangible Assets

Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Wholesale / US Nutrition	North American Retail	European Retail	Direct Response/ E-Commerce	Consolidated
Balance at September 30, 2008	$175,690	$—	$150,584	$16,105	$342,379
Foreign currency translation	(386)	6	(10,270)	—	(10,650)
Purchase price adjustments	6,567	123	(431)	—	6,259

Balance at June 30, 2009	$181,871	$129	$139,883	$16,105	$337,988

        The purchase price adjustments included in the Wholesale/US Nutrition segment relate to Leiner acquisition adjustments of $2,366 for the finalization of working capital balances, $730 of additional transaction costs, an adjustment for inventory reserves of $1,189 and a $2,549 increase in the tax accrual. The purchase price adjustments included in the European Retail segment relate to Julian Graves acquisition adjustments of a decrease of $3,044 for the finalization of working capital balances, partially offset by opening balance sheet adjustments of $2,473.

        In March 2009, due principally to a decline in the Company's stock price since the date of our annual goodwill impairment test, we performed an interim test as of February 28, 2009. The fair value of our reporting units exceeded their respective carrying values and therefore no impairment to goodwill was deemed necessary.

Other Intangible Assets

        The carrying amounts of intangible assets as were as follows:

	June 30, 2009		September 30, 2008
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets:
Brands	$98,002	$24,956	$98,566	$21,374	20
Customer lists	64,965	42,723	65,007	39,882	2 - 15
Private label and customer relationships	122,753	12,753	123,435	8,068	10 - 20
Trademarks and licenses	16,529	7,229	17,308	6,847	2 - 20
Covenants not to compete	3,527	3,189	3,545	3,066	3 - 5

	305,776	90,850	307,861	79,237
Indefinite lived intangible asset:
Trademark	1,800	—	1,800	—

Total intangible assets	$307,576	$90,850	$309,661	$79,237

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

4. Goodwill and Intangible Assets (Continued)

        Aggregate amortization expense of other intangible assets included in the consolidated statements of income under the caption "selling, general and administrative" expenses for the three months ended June 30, 2009 and 2008 was approximately $4,018 and $3,094, respectively. Amortization expense for the nine months ended June 30, 2009 and 2008 was approximately $12,042 and $9,329, respectively.

        Assuming no changes in our definite lived intangible assets, estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the fiscal year ending September 30,
2009	$16,122
2010	$15,869
2011	$15,827
2012	$15,697
2013	$15,598

5. IT Project Termination Costs and Impairments

North American and European Retail segments

        During June 2009, management terminated a new point of sale system project for retail operations as it was determined to be ineffective and uneconomical. As a result, previously capitalized software configuration, coding and other related costs and expenses of $11,070 were written-off during the three months ended June 30, 2009. In addition, prepaid maintenance costs of $586 were written off during the same period.

Direct Response segment

        During December 2008, management determined that certain information technology projects relating to the Direct Response segment would be terminated as they were determined to be ineffective and uneconomical. As a result, in December 2008, we recorded a charge to operations of $8,647, consisting of costs and future lease obligations not expected to provide any future economical benefit. During the three months ended June 30, 2009, $1,529 of these termination costs were reversed due to favorable negotiations with previous service providers.

Impairment of Idle Plant

        We own a plant (land and building) located in Augusta, Georgia which is idle. We have marketed the plant for sale, however, due to the continued deterioration of the commercial real estate and credit markets, we have been unable to complete a sale transaction. During June 2009, we determined that the carrying value of the land and building exceeded its estimated fair value, less costs to sell, and recorded an impairment charge of $3,270. This impairment charge is included in the consolidated statements of income under the caption "selling, general and administrative" expenses for the three and nine months ended June 30, 2009.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

6. Accrued Expenses and Other Current Liabilities

        The components of accrued expenses and other current liabilities were as follows:

	June 30, 2009	September 30, 2008
Accrued compensation and related taxes	$31,926	$32,909
Accrued purchases	16,502	41,320
Income taxes payable	23,150	11,040
Other	74,154	86,766

	$145,732	$172,035

7. Long-Term Debt

        The components of long-term debt were as follows:

	June 30, 2009	September 30, 2008
Credit Agreement:
$300 million, five-year Term Loan	$277,500	$300,000
$325 million, Revolving Credit Facility	—	60,000
Senior Subordinated Notes	188,818	188,708
Multi-currency Term Loan	15,861	17,222
Mortgage	1,180	1,599
Capital Leases	1,730	4,182

	485,089	571,711
Less: current portion	31,635	33,309

Total	$453,454	$538,402

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

        This case was initially stayed for all purposes in early 2005 pending resolution of relevant cases before the California Supreme Court. In December 2007, after these cases were resolved and while Rexall's and the other defendants' renewed motion for judgment on the pleadings was pending, the Court again stayed the case for all purposes, pending rulings on other relevant cases before the California Supreme Court. The California Supreme Court issued a ruling in those other cases on February 11, 2008, and that ruling became final on January 12, 2009. Nevertheless, in light of still more relevant cases pending before the California Supreme Court, all parties to this case have agreed that the stay should remain in place. Based upon the information currently available, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

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

        The effective income tax rate for the three months ended June 30, 2009 and 2008 was 35.5% and 34.0%, respectively. The effective income tax rate for the nine months ended June 30, 2009 and 2008 was 35.5% and 33.6%, respectively. The effective income tax rate was higher for the three and nine months ended June 30, 2009 as compared to the prior comparable periods due to a higher effective state rate as a result of increased operations in California from the Leiner acquisition, a lower domestic production deduction in the current year due to lower domestic income and lower tax-free interest income in the current year.

        We accrue interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods. At June 30, 2009, we had $1,756 and $889 accrued for the potential payment of interest and penalties, respectively. As of June 30, 2009, we were subject to U.S. Federal Income Tax examinations for the tax years 2005 - 2008, and to non-US examinations for the tax years of 2003 - 2008. In addition, we are generally subject to state and local examinations for fiscal years 2005 - 2008.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

10. Stock-based Compensation

        During the three months ended June 30, 2009, the Company granted 925 stock options to directors and certain employees under the 2008 and 2000 Stock Option Plans. These stock options were granted with a weighted average exercise price of $22.90. All stock options were granted at a price equal to the fair market value of the Company's common stock on the date of grant. The vesting period for 261 of these options is over four years, with 1/2 vesting in 2010, and 1/6 vesting on the anniversary of the date of grant in 2011, 2012 and 2013. The vesting period for the remaining 664 options is over four years, with no vesting in 2010, and 1/3 vesting on the anniversary of the date of grant in 2011, 2012 and 2013. All stock options granted expire ten years from the date of grant.

        The weighted average fair value per share of the options granted was $11.48. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used for the options granted during the three months ended June 30, 2009:

Risk-free rate(1)	2.8%
Expected term(2)	6.5 years
Expected volatility(3)	48.7%
Expected dividends	0.0%

(1)
The risk-free rate is based upon the rate on a zero coupon U.S. Treasury bill, for the expected term of the option, in effect at the time of grant.

(2)
The expected term of the option is based on historical employee exercise behavior, the vesting terms of the respective option and a contractual life of ten years.

(3)
Expected volatility is primarily based on the daily historical volatility of our stock price, over a period similar to the expected term of the option.

11. Net Income Per Share

        Basic net income per share is based on the weighted average number of common shares outstanding during the three and nine month period ended June 30, 2009 and 2008. Diluted net income per share includes the dilutive effect of outstanding stock options, which resulted in a dilutive effect of approximately 1,468 and 1,550 shares for the three months ended June 30, 2009 and 2008, respectively, and 1,459 and 1,721 shares for the nine months ended June 30, 2009 and 2008, respectively. There were 910 and 871 outstanding stock options for the three and nine months ended June 30, 2009, respectively, that were not included in the calculation of diluted net income per share since they would have been anti-dilutive.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

12. Comprehensive Income

        The components of comprehensive income were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Net income, as reported	$45,917	$45,526	$82,462	$135,574
Foreign currency translation adjustments, net of taxes	43,516	546	(12,733)	(3,781)
Change in fair value of interest rate swaps, net of taxes	1,010	—	(4,797)	—

Total comprehensive income	$90,443	$46,072	$64,932	$131,793

13. Fair Value of Financial Instruments

        GAAP establishes a framework for measuring fair value and requires certain disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

        In accordance with GAAP, we have formally documented the relationship between the interest rate swap contracts and the Term Loan, as well as our risk management objective and strategy for undertaking the hedge transactions. This process includes linking the derivative which was designated as a cash flow hedge to the specific liability on the balance sheet. We record the change in the fair value

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

13. Fair Value of Financial Instruments (Continued)

of the swap contracts through Other Comprehensive Income ("OCI"), net of income tax. Since we expect these hedging relationships to be highly effective, both at inception of the hedges and on an ongoing basis, they are expected to be highly effective in achieving offsetting changes in fair value attributable to the hedged risk during the period that the hedges are designated. We have determined that there will be no ineffectiveness in the hedging relationships since the hedged forecasted interest payments are based on the same notional amount, have the same reset dates, and are based on the same benchmark interest rate designated under the variable rate Term Loan. We assess, at the inception of the hedges and on an ongoing basis, whether the derivatives used in the hedging transaction are highly effective in offsetting changes in the cash flows of the hedged item. The change in the fair value of the swap contracts for the nine months ended June 30, 2009 recorded through OCI, net of income tax was $4,797. At June 30, 2009, the swap contracts liability, included in other liabilities, was $10,032. The fair value of the swap contracts were valued using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates (Level 2).

7 1/8% Senior Subordinated Notes

        The face value and the fair value of the 7 1/8% Senior Subordinated Notes at June 30, 2009, was $190,000 and $177,175, respectively. The fair value of the 7 1/8% Senior Subordinated Notes was determined based on then quoted market prices (Level 1).

14. Business and Credit Concentration

Financial Instruments

        Financial instruments which potentially subject us to credit risk consist primarily of cash and cash equivalents (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts), investments and trade accounts receivable. We mitigate our risk by investing in or through major financial institutions. At June 30, 2009, we had $3,075 of municipal auction rate securities, which were classified in non-current assets as available-for-sale investments.

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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

14. Business and Credit Concentration (Continued)

        The following individual customers accounted for the following percentages of net sales for the three and nine months ended June 30, 2009 and 2008, respectively:

	Wholesale/US Nutrition Segment Net Sales Three months ended June 30,		Total Consolidated Net Sales Three months ended June 30,
	2009	2008	2009	2008
Customer A	29%	20%	18%	10%

	Wholesale/US Nutrition Segment Net Sales Three months ended June 30,		Total Consolidated Net Sales Three months ended June 30,
	2009	2008	2009	2008
Customer A	30%	20%	18%	10%

        The loss of this customer, or any other major customer, would have a material adverse effect on our consolidated results of operations if we were unable to replace such customer(s).

        The following individual customers accounted for 10% or more of the Wholesale/US Nutrition segment's gross accounts receivable as of June 30, 2009 and September 30, 2008, respectively:

	June 30, 2009	September 30, 2008
Customer A	21%	19%
Customer B	11%	—

15. Supplemental Disclosure of Cash Flow Information

	Nine months ended June 30,
	2009	2008
Property, plant and equipment additions included in accounts payable	$4,275	$1,816

Non-cash investing and financing information:
Acquisitions accounted for under the purchase method:
Fair value of assets acquired	$264	$5,072
Liabilities assumed	—	—
Less: Cash acquired	—	—

Net cash paid	$264	$5,072

16. Segment Information

        We are organized by sales segments on a worldwide basis. We evaluate performance based on a number of factors; however, the primary measures of performance are the net sales, gross profit and

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

16. Segment Information (Continued)

income or loss from operations (prior to corporate allocations) of each segment, as these are the key performance indicators that we review. Operating income or loss for each segment does not include the impact of any intercompany transfer pricing mark-up, corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, and various other corporate level activity related expenses. Such unallocated expenses remain within corporate. During the three months ended June 30, 2009, we changed the way certain expenses are allocated to the segments. Specifically, certain shipping and warehouse costs, information technology and advertising costs previously included in the Corporate segment are now allocated to the other segments. All prior period segment information has been adjusted to conform with the current period presentation.

        All our products fall into one or more of these four segments:

  •
  Wholesale/US Nutrition—This segment is comprised of several divisions, each targeting specific market groups which include wholesalers, distributors, food, drug and mass merchandisers, pharmacies, health food stores, bulk and international customers.

  •
  North American Retail—This segment generates revenue through its 442 owned and operated Vitamin World and Nutrition Warehouse stores selling proprietary brand and third-party products, and through its Canadian operation of 86 owned and operated Le Naturiste stores.

  •
  European Retail—This segment generates revenue through its 534 Holland & Barrett stores, 346 Julian Graves stores and 31 GNC stores in the UK, 73 DeTuinen stores in the Netherlands and 24 Nature's Way and 4 Julian Graves stores in Ireland. Such revenue consists of sales of proprietary brand and third-party products, as well as franchise fees from 9 Holland & Barrett locations in South Africa.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phone.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

16. Segment Information (Continued)

        The following table represents key financial information of our business segments:

	Wholesale / US Nutrition	North American Retail	European Retail	Direct Response/ E-Commerce	Corporate/ Manufacturing	Consolidated
Three months ended June 30, 2009:
Net sales	$396,162	$51,223	$151,293	$53,029	$—	$651,707
Income (loss) from operations	61,905	(2,274)	14,070	18,166	(15,715)	76,152
Depreciation and amortization	3,681	758	3,634	1,245	7,486	16,804
Capital expenditures	94	268	819	—	4,819	6,000
Three months ended June 30, 2008:
Net sales	$283,645	$50,415	$145,670	$54,789	$—	$534,519
Income (loss) from operations	49,136	1,873	28,249	6,044	(15,028)	70,274
Depreciation and amortization	2,587	750	3,049	1,248	5,749	13,383
Capital expenditures	541	726	3,637	1,003	5,128	11,035
Nine months ended June 30, 2009:
Net sales	$1,152,930	$151,577	$441,757	$161,549	$—	$1,907,813
Income (loss) from operations	110,968	(4,160)	60,559	38,119	(48,899)	156,587
Depreciation and amortization	10,991	2,255	10,598	3,777	23,983	51,604
Capital expenditures	725	2,786	9,844	4,162	21,067	38,584
Nine months ended June 30, 2008:
Net sales	$801,943	$158,501	$462,337	$155,114	$—	$1,577,895
Income (loss) from operations	128,678	(1,733)	97,582	25,699	(45,898)	204,328
Depreciation and amortization	7,858	2,404	9,081	3,988	17,707	41,038
Capital expenditures	2,582	3,627	12,414	1,148	12,260	32,031

  Net sales by location of customer were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Net sales by location of customer
United States	$436,059	$342,702	$1,292,914	$972,527
United Kingdom	147,510	137,297	422,495	439,909
Holland	13,537	14,796	40,923	45,663
Ireland	5,333	5,806	15,211	17,593
Canada	20,624	9,329	62,548	29,583
Taiwan	6,458	949	15,307	2,679
Other foreign countries	22,186	23,640	58,415	69,941

	$651,707	$534,519	$1,907,813	$1,577,895

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

16. Segment Information (Continued)

        Total assets by segment were as follows:

	June 30, 2009	September 30, 2008
Wholesale / US Nutrition	$876,518	$835,883
North American Retail	28,730	31,580
European Retail	386,153	389,794
Direct Response / E-Commerce	58,065	62,825
Corporate / Manufacturing	526,448	616,276

	$1,875,914	$1,936,358

        Approximately 29% and 35% of our net sales during the nine months ended June 30, 2009 and 2008, respectively, were denominated in currencies other than U.S. dollars, principally British Pounds, Euros and Canadian dollars. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on our results of operations.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	June 30, 2009	September 30, 2008
Total Assets	27%	26%
Total Liabilities	11%	12%

17. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

        The 7 1/8% Senior Subordinated Notes due 2015 are guaranteed by all of our domestic subsidiaries, which are wholly-owned by the Company. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

  1.
  Condensed consolidating financial statements as of June 30, 2009 and September 30, 2008 and for the three and nine months ended June 30, 2009 and 2008 of (a) NBTY, Inc., the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis, and

  2.
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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

17. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Balance Sheet
As of June 30, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,440	$—	$60,377	$—	$69,817
Accounts receivable, net	—	111,533	20,221	—	131,754
Intercompany	—	95,210	724,753	(819,963)	—
Inventories	—	512,547	122,066	—	634,613
Deferred income taxes	—	24,178	1,175	—	25,353
Other current assets	—	8,979	27,566	—	36,545

Total current assets	9,440	752,447	956,158	(819,963)	898,082
Property, plant and equipment, net	38,555	251,620	97,683	—	387,858
Goodwill	—	199,701	138,287	—	337,988
Intangible assets, net	—	192,661	24,065	—	216,726
Other assets	—	21,385	13,875	—	35,260
Intercompany loan receivable	351,670	40,733	—	(392,403)	—
Investments in subsidiaries	1,988,098	—	—	(1,988,098)	—

Total assets	$2,387,763	$1,458,547	$1,230,068	$(3,200,464)	$1,875,914

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$30,656	$326	$653	$—	$31,635
Accounts payable	—	68,168	38,831	—	106,999
Intercompany	819,963	—	—	(819,963)	—
Accrued expenses and other current liabilities	—	125,674	20,058	—	145,732

Total current liabilities	850,619	194,168	59,542	(819,963)	284,366
Intercompany loan payable	—	—	392,403	(392,403)	—
Long-term debt, net of current portion	414,167	—	39,287	—	453,454
Deferred income taxes	33,963	—	4,774	—	38,737
Other liabilities	22,381	2,640	7,703	—	32,724

Total liabilities	1,321,130	196,808	503,709	(1,212,366)	809,281

Commitments and contingencies
Stockholders' Equity:
Common stock	495	—	—	—	495
Capital in excess of par	144,493	352,019	301,271	(653,290)	144,493
Retained earnings	921,530	909,720	434,453	(1,344,173)	921,530
Accumulated other comprehensive income (loss)	115	—	(9,365)	9,365	115

Total stockholders' equity	1,066,633	1,261,739	726,359	(1,988,098)	1,066,633

Total liabilities and stockholders' equity	$2,387,763	$1,458,547	$1,230,068	$(3,200,464)	$1,875,914

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

17. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Balance Sheet
As of September 30, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$49,662	$—	$40,518	$—	$90,180
Accounts receivable, net	—	92,396	30,482	—	122,878
Intercompany	—	72,949	626,499	(699,448)	—
Inventories	—	449,128	136,111	—	585,239
Deferred income taxes	—	24,124	974	—	25,098
Other current assets	—	47,559	28,412	—	75,971

Total current assets	49,662	686,156	862,996	(699,448)	899,366
Property, plant and equipment, net	38,120	255,225	125,721	—	419,066
Goodwill	—	180,067	162,312	—	342,379
Intangible assets, net	—	186,399	44,025	—	230,424
Other assets	—	28,584	16,539	—	45,123
Intercompany loan receivable	359,720	40,733	—	(400,453)	—
Investments in subsidiaries	1,859,852	—	—	(1,859,852)	—

Total assets	$2,307,354	$1,377,164	$1,211,593	$(2,959,753)	$1,936,358

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$30,784	$1,738	$787	$—	$33,309
Accounts payable	—	80,973	39,647	—	120,620
Intercompany	699,448	—	—	(699,448)	—
Accrued expenses and other current liabilities	—	126,890	45,145	—	172,035

Total current liabilities	730,232	209,601	85,579	(699,448)	325,964
Intercompany loan payable	—	—	400,453	(400,453)	—
Long-term debt, net of current portion	519,775	115	18,512	—	538,402
Deferred income taxes	44,109	—	5,030	—	49,139
Other liabilities	15,042	2,664	6,951	—	24,657

Total liabilities	1,309,158	212,380	516,525	(1,099,901)	938,162
Commitments and contingencies
Stockholders' Equity:
Common stock	493	—	—	—	493
Capital in excess of par	140,990	352,019	301,271	(653,290)	140,990
Retained earnings	839,068	812,765	408,967	(1,221,732)	839,068
Accumulated other comprehensive income (loss)	17,645	—	(15,170)	15,170	17,645

Total stockholders' equity	998,196	1,164,784	695,068	(1,859,852)	998,196

Total liabilities and stockholders' equity	$2,307,354	$1,377,164	$1,211,593	$(2,959,753)	$1,936,358

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

17. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statements of Income
Three Months Ended June 30, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$483,797	$189,498	$(21,588)	$651,707
Costs and expenses:
Cost of sales	—	292,517	88,311	(21,588)	359,240
Advertising, promotion and catalog	—	17,804	5,766	—	23,570
Selling, general and administrative	15,382	86,880	80,356	—	182,618
IT project termination costs	—	4,299	5,828	—	10,127

	15,382	401,500	180,261	(21,588)	575,555

Income from operations	(15,382)	82,297	9,237	—	76,152

Other income (expense):
Equity in income of subsidiaries	59,809	—	—	(59,809)	—
Intercompany interest	2,993	—	(2,993)	—	—
Interest	(8,078)	—	(324)	—	(8,402)
Miscellaneous, net	217	1,064	2,115	—	3,396

	54,941	1,064	(1,202)	(59,809)	(5,006)

Income before provision for income taxes	39,559	83,361	8,035	(59,809)	71,146
(Benefit)/ provision for income taxes	(6,358)	29,176	2,411	—	25,229

Net income	$45,917	$54,185	$5,624	$(59,809)	$45,917

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

17. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

 Condensed Consolidating Statements of Income
Three Months Ended June 30, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$365,798	$188,018	$(19,297)	$534,519
Costs and expenses:
Cost of sales	—	203,119	78,633	(19,297)	262,455
Advertising, promotion and catalog	—	30,435	5,297	—	35,732
Selling, general and administrative	26,324	64,706	75,028	—	166,058

	26,324	298,260	158,958	(19,297)	464,245

Income from operations	(26,324)	67,538	29,060	—	70,274

Other income (expense):
Equity in income of subsidiaries	60,112	—	—	(60,112)	—
Intercompany interest	7,531	—	(7,531)	—	—
Interest	(3,421)	—	(300)	—	(3,721)
Miscellaneous, net	407	1,111	899	—	2,417

	64,629	1,111	(6,932)	(60,112)	(1,304)

Income before provision for income taxes	38,305	68,649	22,128	(60,112)	68,970
(Benefit)/ provision for income taxes	(7,221)	24,027	6,638	—	23,444

Net income	$45,526	$44,622	$15,490	$(60,112)	$45,526

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

17. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statements of Income
Nine Months Ended June 30, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,414,913	$553,222	$(60,322)	$1,907,813
Costs and expenses:
Cost of sales	—	906,352	245,356	(60,322)	1,091,386
Advertising, promotion and catalog	—	72,444	15,445	—	87,889
Selling, general and administrative	47,790	271,455	233,932	—	553,177
IT project termination costs	—	12,946	5,828	—	18,774

	47,790	1,263,197	500,561	(60,322)	1,751,226

Income from operations	(47,790)	151,716	52,661	—	156,587

Other income (expense):
Equity in income of subsidiaries	122,441	—	—	(122,441)	—
Intercompany interest	15,603	—	(15,603)	—	—
Interest	(25,279)	(2)	(1,499)	—	(26,780)
Miscellaneous, net	(255)	(2,553)	849	—	(1,959)

	112,510	(2,555)	(16,253)	(122,441)	(28,739)

Income before provision for income taxes	64,720	149,161	36,408	(122,441)	127,848
(Benefit)/ provision for income taxes	(17,742)	52,206	10,922	—	45,386

Net income	$82,462	$96,955	$25,486	$(122,441)	$82,462

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

17. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statements of Income
Nine Months Ended June 30, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,051,491	$588,535	$(62,131)	$1,577,895
Costs and expenses:
Cost of sales	—	578,312	247,888	(62,131)	764,069
Advertising, promotion and catalog	—	89,964	18,944	—	108,908
Selling, general and administrative	75,532	197,888	227,170	—	500,590

	75,532	866,164	494,002	(62,131)	1,373,567

Income from operations	(75,532)	185,327	94,533	—	204,328

Other income (expense):
Equity in income of subsidiaries	175,137	—	—	(175,137)	—
Intercompany interest	23,685	—	(23,685)	—	—
Interest	(10,323)	(2)	(914)	—	(11,239)
Miscellaneous, net	2,587	4,599	3,903	—	11,089

	191,086	4,597	(20,696)	(175,137)	(150)

Income before provision for income taxes	115,554	189,924	73,837	(175,137)	204,178
(Benefit)/ provision for income taxes	(20,020)	66,473	22,151	—	68,604

Net income	$135,574	$123,451	$51,686	$(175,137)	$135,574

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

17. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$82,462	$96,955	$25,486	$(122,441)	$82,462
Adjustments to reconcile net income to net cash & cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(122,441)	—	—	122,441	—
Impairments and disposals of assets	45	3,773	702	—	4,520
Depreciation and amortization	3,693	35,215	12,696	—	51,604
IT project termination costs	—	10,693	5,828	—	16,521
Foreign currency transaction loss	4,194	789	130	—	5,113
Stock-based compensation	1,837	29	147	—	2,013
Amortization of deferred charges	951	—	—	—	951
Allowance for doubtful accounts	—	(770)	404	—	(366)
Inventory reserves	—	5,666	—	—	5,666
Deferred income taxes	—	876	12	—	888
Excess income tax benefit from exercise of stock options	(55)	—	—	—	(55)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(10,980)	(149)	—	(11,129)
Inventories	—	(41,524)	(21,704)	—	(63,228)
Other assets	—	10,401	(1,239)	—	9,162
Accounts payable	—	(10,535)	3,474	—	(7,061)
Accrued expenses and other liabilities	—	3,623	(12,538)	—	(8,915)

Net cash (used in) provided by operating activities	(29,314)	104,211	13,249	—	88,146

Cash flows from investing activities:
Intercompany accounts	62,939	(77,860)	14,921	—	—
Purchase of property, plant and equipment	(4,124)	(24,730)	(9,730)	—	(38,584)
Cash paid for acquisitions, net of cash acquired	—	—	(264)	—	(264)
Escrow refund, net of purchase price adjustments	11,904	—	2,556	—	14,460

Net cash provided by (used in) investing activities	70,719	(102,590)	7,483	—	(24,388)

Cash flows from financing activities:
Principal payments under long-term debt agreements
and capital leases	(23,119)	(1,621)	(436)	—	(25,176)
Proceeds from borrowings under the Revolving Credit Facility	95,000	—	—	—	95,000
Principal payments under the Revolving Credit Facility	(155,000)	—	—	—	(155,000)
Excess income tax benefit from exercise of stock options	55	—	—	—	55
Proceeds from stock options exercised	1,437	—	—	—	1,437
				—

Net cash used in financing activities	(81,627)	(1,621)	(436)	—	(83,684)

Effect of exchange rate changes on cash and cash equivalents	—	—	(437)	—	(437)

Net (decrease) increase in cash and cash equivalents	(40,222)	—	19,859	—	(20,363)
Cash and cash equivalents at beginning of period	49,662	—	40,518	—	90,180

Cash and cash equivalents at end of period	$9,440	$—	$60,377	$—	$69,817

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

17. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$135,574	$123,451	$51,686	$(175,137)	$135,574
Adjustments to reconcile net income to net cash & cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(175,137)	—	—	175,137	—
Impairments and disposals of assets	282	382	(223)	—	441
Depreciation and amortization	3,426	27,623	9,989	—	41,038
Foreign currency transaction (gain) loss	(1,248)	(1,310)	964	—	(1,594)
Stock-based compensation	930	156	90	—	1,176
Amortization and write-off of deferred charges	562	—	—	—	562
Allowance for doubtful accounts	—	(547)	4	—	(543)
Inventory reserves	—	4,979	697	—	5,676
Deferred income taxes	—	1,402	(30)	—	1,372
Excess income tax benefit from exercise of stock options	(4,984)	—	—	—	(4,984)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(2,654)	(722)	—	(3,376)
Inventories	—	(22,394)	(4,044)	—	(26,438)
Other assets	—	10,701	1,043	—	11,744
Accounts payable	—	900	(225)	—	675
Accrued expenses and other liabilities	—	13,295	(12,823)	—	472

Net cash (used in) provided by operating activities	(40,595)	155,984	46,406	—	161,795

Cash flows from investing activities:
Intercompany accounts	154,834	(138,644)	(16,190)	—	—
Purchase of property, plant and equipment	(4,457)	(16,985)	(10,589)	—	(32,031)
Purchase of available-for-sale investments	(364,917)	—	—	—	(364,917)
Proceeds from sale of available-for-sale investments	460,013	—	3,074	—	463,087
Cash paid for acquisitions, net of cash acquired	(5,072)	—	—	—	(5,072)
Acquisition deposit	(11,500)	—	—	—	(11,500)

Net cash provided by (used in) investing activities	228,901	(155,629)	(23,705)	—	49,567

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(619)	(101)	—	—	(720)
Excess income tax benefit from exercise of stock options	4,984	—	—	—	4,984
Proceeds from stock options exercised	3,852	—	—	—	3,852
Purchase of treasury stock (subsequently retired)	(188,432)	—	—	—	(188,432)
		—

Net cash used in financing activities	(180,215)	(101)	—	—	(180,316)

Effect of exchange rate changes on cash and cash equivalents	—	(254)	(1,718)	—	(1,972)

Net increase in cash and cash equivalents	8,091	—	20,983	—	29,074
Cash and cash equivalents at beginning of period	22,239	—	70,663	—	92,902

Cash and cash equivalents at end of period	$30,330	$—	$91,646	$—	$121,976

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

Overview

        NBTY, Inc. (together with its subsidiaries, the "Company," "NBTY," "we," or "us") is a leading global vertically integrated manufacturer, marketer and retailer of a broad line of high quality, value-priced nutritional supplements in the United States and throughout the world. We market approximately 25,000 products under numerous brands, including Nature's Bounty®, Osteo Bi-Flex®, Body Fortress®, Pure Protein®, Solgar®, Sundown®, Vitamin World®, Holland & Barrett®, Puritan's Pride®, Rexall®, Flex-A-Min®, Knox®, MET-Rx®, WORLDWIDE Sport Nutrition®, American Health®,

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

DeTuinen®, Le Naturiste™, SISU®, Physiologics® and Ester-C®. Our vertical integration includes the purchase of raw materials, formulation and manufacture of products, which we then market through the following four channels of distribution:

  •
  Wholesale/US Nutrition operations—distribute products under various US Nutrition brand names and third party private labels, each targeting specific market groups that include mass market retailers, supermarkets, drugstore chains, pharmacies, health and natural food stores, bulk healthcare practitioners, wholesalers, distributors and international customers;

  •
  North American Retail operations—include 442 Vitamin World and Nutrition Warehouse stores selling proprietary brand and third-party products in the United States and our Canadian operation of 86 Le Naturiste stores;

  •
  European Retail operations—include 534 Holland & Barrett stores, 346 Julian Graves stores, and 31 GNC stores in the UK; 73 DeTuinen stores in the Netherlands; and 24 Nature's Way and 4 Julian Graves stores in Ireland, as well as 9 Holland & Barrett franchised locations in South Africa, each selling proprietary brand and third-party products; and

  •
  Direct Response/E-Commerce operations—include the sale of proprietary brand and third-party products primarily through mail order catalogs and the internet.

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

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008:

  Net Sales

        Net sales by segment for the three months ended June 30, 2009 as compared with the prior comparable period were as follows:

	Net Sales by Segment Three months ended June 30,
	2009		2008		Comparison 2009 vs. 2008
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale / US Nutrition	$396,162	60.8%	$283,645	53.1%	$112,517	39.7%
North American Retail	51,223	7.9%	50,415	9.4%	808	1.6%
European Retail	151,293	23.2%	145,670	27.3%	5,623	3.9%
Direct Response / E-Commerce	53,029	8.1%	54,789	10.2%	(1,760)	(3.2)%

Net sales	$651,707	100.0%	$534,519	100.0%	$117,188	21.9%

  Wholesale / US Nutrition

        Net sales for the Wholesale / US Nutrition segment increased $112,517 or 39.7% to $396,162 for the three months ended June 30, 2009. This increase was due to higher net sales of domestic private label products, which increased $100,600 primarily resulting from our acquisition of Leiner. Some of the major brands in this segment include Nature's Bounty, Solgar, Osteo Bi-Flex, Ester C and Sundown. Collectively, domestic sales of these brands increased $3,710. Additionally, net sales from our sports nutrition brands increased $8,125. We continue to adjust shelf space allocation among the US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition's position in the mass market. US Nutrition continues to leverage valuable consumer sales information obtained from our Vitamin World retail stores and Puritan's Pride Direct Response/E-Commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales.

        We continue to use targeted promotions to grow overall net sales. Promotional programs and rebates as a percentage of sales were 9.8% for the three months ended June 30, 2009 as compared to 8.7% for the prior comparable period.

        Product returns were $7,982 or 1.8% of sales for the three months ended June 30, 2009 as compared to $3,593 or 1.1% of sales for the prior comparable period. We expect sales returns relating to normal operations to trend at approximately 2% of Wholesale / US Nutrition sales in future quarters.

        One customer represented 29% and 20% of the Wholesale / US Nutrition segment's net sales for the three months ended June 30, 2009 and 2008, respectively. This customer also represented 18% and 10% of total consolidated net sales for the three months ended June 30, 2009 and 2008, respectively. The loss of this customer, or any one of our major customers, would have a material adverse effect on our results of operations if we were unable to replace such customers.

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

  North American Retail

        Net sales for this segment increased 1.6% primarily due to an increase in sales by stores open for more than one year (same store sales) of 1.4%.

        The following is a summary of North American Retail store activity for the three months ended June 30, 2009 and 2008:

	Three months ended June 30,
North American Retail stores:	2009	2008
Vitamin World
Open at beginning of the period	444	450
Opened during the period	1	1
Closed during the period	(3)	(4)
Open at end of the period	442	447
Le Naturiste
Open at beginning of the period	87	80
Opened during the period	—	—
Closed during the period	(1)	—
Open at end of the period	86	80

        We anticipate opening an additional 2 Vitamin World stores and closing up to 2 under-performing Vitamin World stores during the remainder of this fiscal year.

  European Retail

        Net sales for the European Retail segment increased $5,623 or 3.9% to $151,293 for the three months ended June 30, 2009. The increase in net sales for this segment is primarily due to the acquisition of Julian Graves, which contributed net sales of $27,002 for the three months ended June 30, 2009, partially offset by the result of unfavorable foreign currency translation. Same store sales in U.S. dollars decreased 16.8% or $24,293 as compared to the prior comparable period. However, same store sales in local currency increased 5.8% from the prior like period.

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

        The following is a summary of European Retail store activity for the three months ended June 30, 2009 and 2008:

	Three months ended June 30,
European Retail stores:	2009	2008
Company-owned stores
Open at beginning of the period	984	614
Opened during the period	9	2
Closed during the period	(1)	—
Open at end of the period	992	616
Franchised stores
Open at beginning of the period	27	22
Opened during the period	2	—
Closed during the period	—	—
Open at end of the period	29	22

        We anticipate opening an additional 6 stores during the remainder of this fiscal year.

  Direct Response / E-Commerce

        Direct Response/E-Commerce net sales decreased $1,760 or 3.2% for the three months ended June 30, 2009 as compared to the prior comparable period. The average order size increased approximately 18% for the three months ended June 30, 2009 as compared to the prior comparable period. We remain the vitamin and nutritional supplements leader in the direct response and e-commerce sectors and continue to increase the number of products available via our catalog and websites.

        This division continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical results reflect this pattern and therefore this division should be viewed on an annual, and not quarterly, basis.

  Gross Profit

        Gross Profit by segment for the three months ended June 30, 2009 as compared with the prior comparable period was as follows:

	Gross Profit by Segment Three months ended June 30,
	2009		2008		Comparison 2009 vs. 2008
		% of sales		% of sales
Segment	Gross Profit		Gross Profit		$ change	% change
Wholesale / US Nutrition	$131,587	33.2%	$116,199	41.0%	$15,388	13.2%
North American Retail	34,493	67.3%	33,355	66.2%	1,138	3.4%
European Retail	92,698	61.3%	90,792	62.3%	1,906	2.1%
Direct Response / E-Commerce	33,689	63.5%	31,718	57.9%	1,971	6.2%

Gross Profit	$292,467	44.9%	$272,064	50.9%	$20,403	7.5%

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

        The Wholesale/US Nutrition segment's gross profit percentage decreased to 33.2% for the three months ended June 30, 2009 as compared to 41.0% for the prior comparable period. The decline in gross margin was mainly due to a larger concentration of sales of private label products which traditionally have a lower margin.

        The increase in the North American Retail segment's gross profit percentage to 67.3% for the three months ended June 30, 2009 as compared to 66.2% for the prior comparable period reflects a shift in promotional strategy as well as a focus on rationalizing SKU's and store modernization. The increase in the Direct Response/E-Commerce segment's gross profit percentage to 63.5% for the three months ended June 30, 2009 as compared to 57.9% for the prior comparable period reflects a decrease in promotional activity.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses by segment for the three months ended June 30, 2009 as compared with the prior comparable period were as follows:

	Three months ended June 30,		Dollar Change	Percentage Change
	2009	2008	2009 vs. 2008	2009 vs. 2008
Wholesale / US Nutrition	$15,054	$22,523	$(7,469)	(33)%
North American Retail	869	1,127	(258)	(23)%
European Retail	3,644	2,891	753	26%
Direct Response / E-Commerce	3,919	9,112	(5,193)	(57)%
Corporate	84	79	5	6%

Total	$23,570	$35,732	$(12,162)	(34)%

Percentage of net sales	3.6%	6.7%

        The decrease in the Wholesale/US Nutrition segment's advertising, promotions and catalogs is due to a $3,651 decrease in television and radio campaigns as well as a decrease of $3,208 in magazine and newspaper advertising as compared to the prior comparable period. The decrease in the Direct Response/E-commerce segment relates to a decrease in catalog costs of $2,410 due to fewer catalogs in circulation as well as a decrease in postcard mailings and internet advertising of $2,394 as compared to the prior comparable period.

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

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses by segment for the three months ended June 30, 2009 as compared with the prior comparable period were as follows:

	Three months ended June 30,		Dollar Change	Percentage Change
	2009	2008	2009 vs. 2008	2009 vs. 2008
Wholesale / US Nutrition	$54,629	$44,540	$10,089	23%
North American Retail	30,069	30,355	(286)	(1)%
European Retail	69,156	59,652	9,504	16%
Direct Response / E-Commerce	13,133	16,562	(3,429)	(21)%
Corporate	15,631	14,949	682	5%

Total	$182,618	$166,058	$16,560	10%

Percentage of net sales	28.0%	31.1%

        Certain expenses historically included in the Corporate segment have been re-allocated to other segments. The prior year amounts have been reclassified to conform to the current year presentation.

        The Wholesale/US Nutrition's selling, general and administrative expense ("SG&A") increased $10,089 for the three months ended June 30, 2009 as compared to the prior comparable period. This increase includes an asset impairment charge of $3,270 for the three months ended June 30, 2009. Other increases related to expanded operations as compared to the prior period include payroll and payroll related costs of $2,589 and building costs of $1,351. In addition, freight costs increased $1,482 but were slightly lower as a percentage of sales.

        The European Retail's SG&A increased $9,504 for the three months ended June 30, 2009 as compared to the prior comparable period due to the acquisition of Julian Graves, which added $15,962 to total SG&A. In addition, legal costs of $3,722 were incurred in the current period in connection with the review of the Julian Graves acquisition by the Competition Commission in the UK. These increases were partially offset by a decrease in costs due to foreign currency translation. In local currency, and excluding the impact of the Julian Graves acquisition, SG&A costs increased approximately 5% primarily due to increased occupancy expenses related to rent increases and new stores.

        The Direct Response/E-Commerce SG&A decreased $3,429 due to a decrease in freight costs of $991, a decrease in outside services and temporary labor of $777 and decreases across most expense categories due to the staff reorganization of this segment during the first quarter of fiscal 2009.

  IT Project Termination Costs

        During June 2009, management terminated a new point of sale system project for retail operations as it was determined to be ineffective and uneconomical. As a result, $11,656 previously capitalized costs were written-off during the three months ended June 30, 2009. In addition, $1,529 of termination costs incurred in the first quarter of fiscal 2009 relating to Direct Response projects were reversed in the period based on favorable negotiations with previous service providers.

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

  Interest Expense

        Interest expense increased $4,681 primarily due to interest on the Term Loan which was not outstanding during the prior comparable period.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

	Three months ended June 30,		Dollar Change
	2009	2008	2009 vs. 2008
Foreign exchange gains	$2,672	$333	$2,339
Rental income	308	444	(136)
Investment income	118	1,433	(1,315)
Other	298	207	91

Total	$3,396	$2,417	$979

        Miscellaneous, net increased primarily due to unrealized foreign exchange gains on intercompany balances associated with the weakening of the U.S. dollar against the British Pound and Canadian dollar for the three months ended June 30, 2009 offset by lower investment income earned on lower cash and investment balances.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal income taxes, our international tax structure, state income tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended June 30, 2009 and June 30, 2008 was 35.5% and 34.0%, respectively. The effective income tax rate was higher for the three months ended June 30, 2009 as compared to the prior comparable period due to a higher effective state rate as a result of increased operations in California from the Leiner acquisition, a lower domestic production deduction in the current year due to lower domestic income and lower tax-free interest income in the current year.

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

Nine months Ended June 30, 2009 Compared to the Nine months Ended June 30, 2008:

  Net Sales

        Net sales by segment for the nine months ended June 30, 2009 as compared with the prior comparable period were as follows:

	Net Sales by Segment Nine months ended June 30,
	2009		2008		Comparison 2009 vs. 2008
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale / US Nutrition	$1,152,930	60.4%	$801,943	50.8%	$350,987	43.8%
North American Retail	151,577	7.9%	158,501	10.1%	(6,924)	(4.4)%
European Retail	441,757	23.2%	462,337	29.3%	(20,580)	(4.5)%
Direct Response / E-Commerce	161,549	8.5%	155,114	9.8%	6,435	4.1%

Net sales	$1,907,813	100.0%	$1,577,895	100.0%	$329,918	20.9%

  Wholesale / US Nutrition

        Net sales for the Wholesale / US Nutrition segment increased $350,987 or 43.8% to $1,152,930 for the nine months ended June 30, 2009. This increase was due to net sales from domestic private label brands, which increased $321,557 primarily resulting from our acquisition of Leiner. Some of the major brands in this segment include Nature's Bounty, Solgar, Osteo Bi-Flex, Ester C and Sundown. Collectively, domestic sales of these brands decreased $9,836. Net sales from our sports nutrition brands increased $18,487 over the prior comparable period. We continue to adjust shelf space allocation among the US Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition's position in the mass market. US Nutrition continues to leverage valuable consumer sales information obtained from our Vitamin World retail stores and Puritan's Pride Direct Response/E-Commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales.

        We continue to use targeted promotions to grow overall net sales. Promotional programs and rebates as a percentage of sales were 9.6% for the nine months ended June 30, 2009 as compared to 9.7% for the prior comparable period.

        Product returns remained consistent as a percentage of sales at 2.0% of sales for the nine months ended June 30, 2009 as compared to 1.9% of sales for the prior comparable period. We expect sales returns relating to normal operations to trend at approximately 2% of Wholesale / US Nutrition sales in future quarters.

        One customer represented 30% and 20% of the Wholesale / US Nutrition segment's net sales for the nine months ended June 30, 2009 and 2008, respectively. This customer also represented 18% and 10% of total consolidated net sales for the nine months ended June 30, 2009 and 2008, respectively. The loss of this customer, or any one of our major customers, would have a material adverse effect on our results of operations if we were unable to replace such customers.

  North American Retail

        Net sales for this segment decreased $6,924 or 4.4% to $151,577 for the nine months ended June 30, 2009. Sales for stores open more than one year (same store sales) decreased 3.0%. This decline in net sales is partially attributable to a shift in our Vitamin World stores strategy from reliance on promotional discounting to drive sales to an everyday low price for its customers.

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

        The following is a summary of North American Retail store activity for the nine months ended June 30, 2009 and 2008:

	Nine months ended June 30,
North American Retail stores:	2009	2008
Vitamin World
Open at beginning of the period	441	457
Opened during the period	8	6
Closed during the period	(7)	(16)
Open at end of the period	442	447
Le Naturiste
Open at beginning of the period	81	80
Opened during the period	6	—
Closed during the period	(1)	—
Open at end of the period	86	80

        We anticipate opening an additional 2 Vitamin World stores and closing up to 2 under-performing Vitamin World stores during the remainder of this fiscal year.

  European Retail

        The decrease in net sales for this segment is primarily the result of unfavorable foreign currency translation. The decline in net sales was partially offset by an increase in net sales from the acquisition of Julian Graves. Same store sales in U.S. dollars decreased 24.9% or $113,485 as compared to the prior comparable period. Same store sales in local currency declined 1.3% from the prior like period. This decrease was partially offset by the acquisition of Julian Graves, which contributed net sales of $85,316 for the nine months ended June 30, 2009.

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

        The following is a summary of European Retail store activity for the nine months ended June 30, 2009 and 2008:

	Nine months ended June 30,
European Retail stores:	2009	2008
Company-owned stores
Open at beginning of the period	975	604
Opened during the period	17	12
Acquired during the period	2	—
Closed during the period	(2)	—
Open at end of the period	992	616
Franchised stores
Open at beginning of the period	22	22
Opened during the period	9	—
Closed during the period	(2)	—
Open at end of the period	29	22

        We anticipate opening an additional 6 stores during the remainder of this fiscal year.

  Direct Response / E-Commerce

        Direct Response/E-Commerce net sales increased $6,435 or 4.1% for the nine months ended June 30, 2009 as compared to the prior comparable period. These results reflect a lowering of prices to garner greater market share in a highly competitive environment.

        The average order size increased approximately 18% for the nine months ended June 30, 2009 as compared to the prior comparable period. We remain the vitamin and nutritional supplements leader in the direct response and e-commerce sectors and continue to increase the number of products available via our catalog and websites.

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

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

  Gross Profit

        Gross Profit by segment for the nine months ended June 30, 2009 as compared with the prior comparable period was as follows:

	Gross Profit by Segment Nine months ended June 30,
	2009		2008		Comparison 2009 vs. 2008
Segment	Gross Profit	% of sales	Gross Profit	% of sales	$ change	% change
Wholesale / US Nutrition	$339,060	29.4%	$335,300	41.8%	$3,760	1.1%
North American Retail	101,267	66.8%	98,647	62.2%	2,620	2.7%
European Retail	275,667	62.4%	287,657	62.2%	(11,990)	(4.2)%
Direct Response / E-Commerce	100,433	62.2%	92,222	59.5%	8,211	8.9%

Gross Profit	$816,427	42.8%	$813,826	51.6%	$2,601	0.3%

        The Wholesale/US Nutrition segment's gross profit percentage decreased to 29.4% for the nine months ended June 30, 2009 as compared to 41.8% for the prior comparable period. The decline in gross margin was mainly due to higher raw material and other manufacturing costs and a larger concentration of sales of private label products which traditionally have a lower margin.

        The increase in the North American Retail segment's gross profit percentage to 66.8% for the nine months ended June 30, 2009 as compared to 62.2% for the comparable prior period reflects a shift in promotional strategy as well as a focus on rationalizing SKU's and enhanced visual merchandising. The decrease in the European Retail segment's gross profit dollars is the result of unfavorable foreign currency translation partially offset by the acquisition of Julian Graves. The increase in the Direct Response/E-Commerce segment's gross profit percentage to 62.2% for the nine months ended June 30, 2009 as compared to 59.5% for the prior comparable period reflects a decrease in promotional activity.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses by segment for the nine months ended June 30, 2009 as compared with the prior comparable period were as follows:

	Nine months ended June 30,		Dollar Change	Percentage Change
	2009	2008	2009 vs. 2008	2009 vs. 2008
Wholesale / US Nutrition	$58,176	$72,816	$(14,640)	(20)%
North American Retail	6,925	4,988	1,937	39%
European Retail	9,128	10,223	(1,095)	(11)%
Direct Response / E-Commerce	13,343	20,595	(7,252)	(35)%
Corporate	317	286	31	11%

Total	$87,889	$108,908	$(21,019)	(19)%

Percentage of net sales	4.6%	6.9%

        The decrease in the Wholesale/US Nutrition segment's advertising, promotions and catalogs is due to a $5,044 decrease in television and radio campaigns as well as a decrease of $8,228 in magazine and newspaper advertising as compared to the prior comparable period. The increase in North American

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

Retail advertising relates to new promotions through free standing inserts in newspapers and magazines of $1,728. The decrease in the European Retail segment relates to the effect of foreign currency translation. The decrease in the Direct Response/E-commerce segment relates to a decrease in catalog costs of $1,999 due to fewer catalogs in circulation as well as a decrease in postcard mailings and internet advertising of $4,434 as compared to the prior period.

        We create our own advertising materials through our in-house staff of advertising associates. In the U.K. and Ireland, both Holland & Barrett and Nature's Way advertise on television and in national newspapers. GNC (UK) and De Tuinen also advertise in newspapers. SISU advertises in trade journals and magazines.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses by segment for the nine months ended June 30, 2009 as compared with the prior comparable period were as follows:

	Nine months ended June 30,		Dollar Change	Percentage Change
	2009	2008	2009 vs. 2008	2009 vs. 2008
Wholesale / US Nutrition	$169,917	$133,805	$36,112	27%
North American Retail	92,673	95,393	(2,720)	(3)%
European Retail	200,152	179,852	20,300	11%
Direct Response / E-Commerce	41,853	45,927	(4,074)	(9)%
Corporate	48,582	45,613	2,969	7%

Total	$553,177	$500,590	$52,587	11%

Percentage of net sales	29.0%	31.7%

        Certain expenses historically included in the Corporate segment have been re-allocated to other segments. The prior year amounts have been reclassified to conform to the current year presentation.

        The Wholesale/US Nutrition's selling, general and administrative expense ("SG&A") increased $36,112 for the nine months ended June 30, 2009 as compared to the prior comparable period. This increase includes an asset impairment charge of $3,270 for the nine months ended June 30, 2009. Other increases related to expanded operations as compared to the prior period include payroll and payroll related costs of $7,722 (which includes $1,797 for severance), building costs of $1,268 and depreciation and amortization of $3,133. In addition, freight costs increased $9,865 but remained consistent as a percentage of sales.

        The decrease in SG&A in the North American Retail segment is the result of cost reduction efforts across substantially all categories. In addition, the prior period included a charge of approximately $350 for asset impairments, which did not recur in the nine months ended June 30, 2009.

        The European Retail's SG&A increased $20,300 for the nine months ended June 30, 2009 as compared to the prior comparable period due to the acquisition of Julian Graves, which added $48,150 to total SG&A costs. In addition, legal costs of $4,822 were incurred in the current period in connection with the review of the Julian Graves acquisition by the Competition Commission in the UK. These increases were partially offset by a decrease due to foreign currency translation. In local

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

currency, and excluding the impact of the Julian Graves acquisition, SG&A costs increased approximately 7% due to increased occupancy expenses related to rent increases and new stores.

        The Direct Response/E-Commerce SG&A decreased $4,074 due to a decrease in outside services and temporary labor of $1,668, a decrease in freight costs of $519 and decreases across most expense categories due to the staff reorganization of this segment during the first quarter of fiscal 2009.

        The Corporate segment's SG&A increased $2,969 primarily due to an increase of $1,614 for severance costs.

  IT Project Termination Costs

        During December 2008, management determined that certain information technology projects relating to the Direct Response segment would be terminated as they were determined to be ineffective and uneconomical. As a result, in December 2008, we recorded a charge to operations of $8,647, consisting of costs and future lease obligations not expected to provide any future economical benefit. During the three months ended June 30, 2009, $1,529 of these termination costs were reversed due to favorable negotiations with previous service providers.

        During June 2009, management terminated a new point of sale system project for retail operations as it was determined to be ineffective and uneconomical. As a result, previously capitalized software configuration, coding and other related costs and expenses of $11,070 were written-off during the three months ended June 30, 2009. In addition, prepaid maintenance costs of $586 were written off during the same period.

  Interest Expense

        Interest expense increased $15,541 due to interest on the Term Loan and outstanding borrowings under the Revolving Credit Facility which were not outstanding during the prior comparable period.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

	Nine months ended June 30,		Dollar Change
	2009	2008	2009 vs. 2008
Foreign exchange (losses) gains	$(5,068)	$2,407	$(7,475)
Rental income	1,445	1,089	356
Investment income	977	6,839	(5,862)
Other	687	754	(67)

Total	$(1,959)	$11,089	$(13,048)

        Miscellaneous, net decreased primarily due to unrealized foreign exchange losses on intercompany balances for the nine months ended June 30, 2009 associated with the strengthening of the U.S. dollar against the British Pound and Canadian dollar as compared to unrealized foreign exchange gains in the prior comparable period as well as lower investment income earned on lower cash and investment balances.

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the nine months ended June 30, 2009 and June 30, 2008 was 35.5% and 33.6%, respectively. The effective income tax rate was higher for the nine months ended June 30, 2009 as compared to the prior comparable period due to a higher effective state rate as a result of increased operations in California from the Leiner acquisition, a lower domestic production deduction in the current year due to lower domestic income and lower tax-free interest income in the current year.

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

Liquidity and Capital Resources

        Our primary sources of liquidity and capital resources are cash generated from operations and our revolving credit facility. The facility provides for revolving credit loans in the aggregate principal amount of up to $325,000 to be used for working capital and other general corporate purposes, and acquisitions. At June 30, 2009, no borrowings were outstanding under the revolving credit facility. We have used cash from operations and our revolving credit facility to finance working capital, facility expansions, acquisitions, capital expenditures and debt service requirements. We anticipate these uses will continue to be our principal uses of cash in future quarters.

        The following table sets forth, for the periods indicated, cash balances and working capital:

	As of June 30, 2009	As of September 30, 2008
Cash and cash equivalents at end of the period	$69,817	$90,180
Working capital	$613,716	$573,402

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

        The following table sets forth, for the period indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Nine months ended June 30,
	2009	2008
Cash flow provided by operating activities	$88,146	$161,795
Cash flow (used in) provided by investing activities	$(24,388)	$49,567
Cash flow used in financing activities	$(83,684)	$(180,316)
Total inventory turnover	2.38	2.60
Finished goods inventory turnover (excluding bulk)	5.06	4.39
Days sales outstanding in accounts receivable	33	37

        We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. Cash and cash equivalents held by our foreign subsidiaries are subject to U.S. income taxes upon repatriation to the U.S. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law.

        The increase in working capital of $40,314 as compared to September 30, 2008 was primarily due to an increase in inventory and decreases in accrued purchases and accounts payable. The annualized total inventory turnover rate was approximately 2.38 times during the current period ended June 30, 2009 compared to 2.60 during the prior like period. The annualized finished goods inventory turnover (excluding bulk inventory) was approximately 5.06 times during the current period ended June 30, 2009 compared to 4.39 during the prior like period. At the time of the Leiner acquisition in July 2008, Leiner inventory levels were not adequate to maintain customer fulfillment levels. The increase in inventory reflects our ongoing efforts to maintain a sufficient supply of product to respond to our increased sales levels.

        Cash provided by operating activities during the nine month period ended June 30, 2009 was mainly attributable to net income and non-cash charges, offset by changes in operating assets and liabilities.

        During the nine month period ended June 30, 2009, cash flows used in investing activities consisted primarily of purchases of property, plant and equipment, offset by an escrow refund in connection with the Leiner acquisition.

        For the nine month period ended June 30, 2009 cash flows used in financing activities related to the net principal payments under long-term debt agreements and the revolving credit facility, as well as principal payments under capital lease obligations.

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

Contractual Cash Obligations and Other Commercial Commitments

        We conduct retail operations under operating leases, which expire at various dates through 2034. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs. At June 30, 2009, we had $647,172 in future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year.

        We were committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating $153,095 at June 30, 2009. Such purchase commitments are generally cancelable at our discretion until the order has been shipped, but require repayment of all expenses incurred through the date of cancellation. During the nine months ended June 30, 2009 no one supplier individually represented greater than 10% of our raw material purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations.

        We had $6,944 in open capital commitments at June 30, 2009, primarily related to furniture and fixtures related to store renovations, as well as other manufacturing equipment and computer hardware and software.

        At June 30, 2009, we had $9,542 in unrecognized tax benefits, the recognition of which would have an effect of $6,364 on income tax expense and the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

        We have employment agreements with two of our executive officers. The agreements, entered into on March 1, 2008, each have a term of three years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and change in control of the Company. The remaining commitment for salaries to these two officers as of June 30, 2009 was approximately $2,542. In addition, five members of Holland & Barrett's senior executive staff have service contracts terminable by us upon twelve months notice. The annual aggregate commitment for such senior executive staff as of June 30, 2009 was approximately $1,525.

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

Financial Covenants and Credit Rating

        Our credit arrangements impose certain restrictions regarding capital expenditures and limit our ability to: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. We were in compliance with all covenants under our credit arrangements at June 30, 2009.

        At June 30, 2009, credit ratings were as follows:

Credit Rating Agency	Secured Debt	7 1/8% Notes	Overall
Standard and Poors	BBB-	BB	BB/Stable
Moody's	Ba1/LGD3	B1/LGD6	Ba2

Recent Accounting Developments

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162", ("SFAS 168"), which is effective for us on July 1, 2009. SFAS 168 does not alter current GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under SFAS 168 there will be a single source of authoritative GAAP for nongovernmental entities and will supersede all other previously issued non-SEC accounting and reporting guidance. The adoption of SFAS 168 will not have any impact on our financial position or results of operations.

        In June 2009, FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 amends FIN 46(R), "Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51" to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and the obligation to absorb losses of the entity that could

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

potentially be significant to the variable interest. SFAS 167 will become effective for us October 1, 2010. We anticipate that the adoption of SFAS 167 will not have a significant impact on our consolidated financial position or results of operations since we currently do not have any variable interest entities.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS 165 on June 30, 2009. The adoption of SFAS 165 had no impact on our financial position or results of operations.

        In April 2009, the FASB issued FSP No. 141R-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP 141R-1"). FSP 141R-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for all business acquisitions occurring on or after October 1, 2009. The impact of the adoptions will be dependent upon the extent and nature of any future acquisitions.

        In April 2009, the FASB issued FASB Staff Position SFAS No. 107-1 and APB No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1 and APB 28-1"). This FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" and APB Opinion No. 28, "Interim Financial Reporting", to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. FSP 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. FSP 107-1 and APB 28-1 became effective for us on June 30, 2009. The adoption of this FSP did not have a significant impact on our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). This Statement was effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The adoption of this statement did not have a material effect on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures regarding an entity's derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", and its related interpretations; and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. We

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts)

adopted SFAS 161 as of January 1, 2009. The adoption of SFAS 161 had no impact on our financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), ("SFAS 141R"), "Business Combinations", which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, however, it includes changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R will become effective for us beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS 141R will be dependent on the extent and nature of any future acquisitions.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Companies electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 became effective for us on October 1, 2008. The adoption of SFAS 159 did not have any impact on our consolidated financial position or results of operations as we did not elect the fair value option.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. We adopted SFAS 157 on October 1, 2008 for financial assets and liabilities carried at fair value and non financial assets and liabilities that are recognized or disclosed on a recurring basis. The adoption did not have a material effect on our consolidated financial statements. In February 2008, the FASB issued FASB Staff Position 157-2, which provides for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. FASB Staff Position 157-2 will become effective for us beginning October 1, 2009. We anticipate that the adoption of FASB Staff Position SFAS 157-2 will not have a significant impact on our consolidated financial position or results of operations.

NBTY, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(in thousands)

Quantitative and Qualitative Disclosures About Market Risk

        We are subject to currency fluctuations and interest rate risks that arise from normal business operations. We regularly assess these risks.

        We have subsidiaries whose operations are denominated in foreign currencies (primarily the British pound sterling, the euro, the Canadian dollar and the Chinese yuan). We consolidate the earnings of our international subsidiaries by translating them into U.S. dollars. The statements of income of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the remeasurement of these foreign currencies denominated transactions results in increased net sales, operating expenses and net income. Similarly, our net sales, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.

        The U.S. dollar volume of net sales denominated in foreign currencies was approximately $553,222, or 29.0% of total net sales, for the nine months ended June 30, 2009. A majority of our foreign currency exposure is denominated in the British pound sterling and Canadian dollars. For the nine months ended June 30, 2009, as compared to the prior comparable period, the change in currency rates between British pound sterling and Canadian dollar as compared to the U.S. dollar was a decline of 24% and 17%, respectively, resulting in a decrease of $128,414 and $19,217 in net sales and operating income, respectively. The total impact of all currency fluctuations on net income was a reduction of approximately $0.24 per diluted share for the nine months ended June 30, 2009.

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. We are exposed to changes in interest rates on our floating rate $325,000 revolving credit facility, our multicurrency term facility, and our Term Loan. With respect to the interest on the Term Loan, in August 2008, we entered into two interest rate swap contracts, each with a notional amount of $100 million. Under the terms of the swap contracts, variable interest payments will be swapped for fixed interest payments. The interest rate exposure on the multicurrency term facility is mitigated by the interest earned on the cash collateral securing the loan. Therefore, a hypothetical 10% change in interest rates would not have a material effect on our consolidated pretax income or cash flow. At June 30, 2009, there were no borrowings outstanding under our revolving credit facility. Therefore, a hypothetical 10% change in interest rates would not have a material effect on our consolidated pretax income or cash flow.

        The 7 1/8% Senior Subordinated Notes had a fair value at June 30, 2009, based on then quoted market prices, of $177,175. At June 30, 2009, based solely on a hypothetical 10% change in interest rates related to our fixed rate Notes, we estimate that the hypothetical fair value of our fixed rate debt would have changed approximately $5,000. We believe that the carrying value of all of our other financial instruments approximates fair value due to their short maturities and variable interest rates.

NBTY, Inc.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded, based on their respective evaluations as of the end of the period covered by this Report, that our disclosure controls and procedures are effective as of June 30, 2009.

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

        This case was initially stayed for all purposes in early 2005 pending resolution of relevant cases before the California Supreme Court. In December 2007, after these cases were resolved and while Rexall's and the other defendants' renewed motion for judgment on the pleadings was pending, the Court again stayed the case for all purposes, pending rulings on other relevant cases before the California Supreme Court. The California Supreme Court issued a ruling in those other cases on February 11, 2008, and that ruling became final on January 12, 2009. Nevertheless, in light of still more relevant cases pending before the California Supreme Court, all parties to this case have agreed that the stay should remain in place. Based upon the information currently available, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

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

NBTY, Inc.

Item 6. Exhibits

Exhibit No.	Description
10.1	Seventh Amendment to Executive Consulting Agreement, effective January 1, 2009, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(1)
10.2	NBTY, Inc. Year 2009 Equity Awards Plan(2)
10.3	Indenture of Lease made as of the 20th day of August, 2003, by and between WARWICK MALL L.L.C. and Vitamin World, Inc.(3)
10.4	NBTY Retirement Benefits Policy for Certain Eligible Members of the Board of Directors(3)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

(1)
Incorporated by reference to NBTY, Inc.'s Form 10-Q filed February 9, 2009 (File #001-31788).

(2)
Incorporated by reference to NBTY, Inc.'s Proxy Statement, filed January 14, 2009, for the Annual Meeting of Stockholders held on February 27, 2009 (File #001-31788).

(3)
Incorporated by reference to NBTY, Inc.'s Form 10-Q filed May 8, 2009 (File #001-31788).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, INC. (Registrant)
Date: August 7, 2009	By:	/s/ SCOTT RUDOLPH Scott Rudolph Chairman and Chief Executive Officer (Principal Executive Officer)
Date: August 7, 2009	By:	/s/ HARVEY KAMIL Harvey Kamil President and Chief Financial Officer (Principal Financial and Accounting Officer)