Form 10-K
period 2009-09-30
NBTY INC
filed 2009-11-30
CIK 70793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2009.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 001-31788

NBTY, Inc.
(Exact name of Registrant as specified in charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-2228617 (I.R.S. Employer Identification No.)
2100 Smithtown Avenue Ronkonkoma, New York (Address of principal executive offices)	11779 (Zip Code)
(631) 567-9500 (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.008 per share	New York Stock Exchange, Inc.

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

Yes ☒    No ☐

          Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

          The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant as of March 31, 2009 was approximately $756,331,428. For purposes of the foregoing calculation only, all directors and executive officers and the Employee Stock Ownership Plan of the Registrant have been deemed affiliates of the Registrant. The number of shares of common stock of the Registrant outstanding at November 24, 2009 was approximately 61,873,998.

DOCUMENTS INCORPORATED BY REFERENCE.

          Portions of the Registrant's definitive proxy statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Registrant's fiscal year ended September 30, 2009, are incorporated by reference into Part III hereof.

NBTY, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009

i

ii

PART I

Forward-Looking Statements

        This Annual Report on Form 10-K (this "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words "subject to," "believe," "expect," "plan," "project," "estimate," "intend," "may," "should," "can," or "anticipate," or the negative thereof, or variations thereof, or similar expressions, are intended to identify forward-looking statements, which are inherently uncertain. Similarly, discussions of strategy, although believed to be reasonable, are also forward-looking statements and are inherently uncertain.

        All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. Factors that may materially affect forward-looking statements include:

  •
  slow or negative growth in the nutritional supplement industry;

  •
  changes in worldwide general economic and political conditions, and in economic and political conditions in the markets in which we compete from time to time;

  •
  application of anti-trust or similar merger control laws in any jurisdiction, which may limit our expansion plans;

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

  •
  our exposure to, and the expense of defending and resolving, product liability claims, intellectual property claims and other litigation;

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

  •
  controls on sales to, or purchases from, foreign countries or certain persons;

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

  •
  adverse tax determinations;

  •
  our inability to comply with, or adverse consequences stemming from, new government regulation or enforcement policies;

  •
  the loss of a significant customer;

  •
  risk factors discussed elsewhere in this Report; and

  •
  other factors beyond our control.

        Consequently, readers should regard these forward-looking statements solely as our current plans, estimates and beliefs. We caution readers not to place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance or achievements. Except as required by law, we do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

        We obtained industry data used throughout this Report from industry publications and internal company estimates. While we believe this information to be reliable, we have not independently verified, and cannot guarantee, its accuracy.

Item 1.    Business

General

        NBTY, Inc. (together with its subsidiaries, the "Company," "NBTY," "we," or "us") is a leading global vertically integrated manufacturer, marketer and retailer of a broad line of high quality, value-priced nutritional supplements in the United States and throughout the world. We market approximately 25,000 products under numerous brands, including Nature's Bounty®, Ester-C®, Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, Flex-A-Min®, SISU®, Knox®, Sundown®, Rexall®, Pure Protein®, Body Fortress®, WORLDWIDE Sport Nutrition®, Natural Wealth®, Puritan's Pride®, Holland & Barrett®, GNC (UK)®, Physiologics®, Le Naturiste®, De Tuinen®, Julian Graves® and Vitamin World®. Our vertical integration includes purchasing raw materials and formulating and manufacturing products, which we then market through the following four channels of distribution:

  •
  Wholesale/US Nutrition operations—distributes products under various US Nutrition brand names and third party private labels, each targeting specific market groups that include mass market retailers, supermarkets, club stores, drugstore chains, pharmacies, health and natural food stores, healthcare practitioners, wholesalers, distributors and international customers;

  •
  North American Retail operations—includes 442 Vitamin World stores in the United States and 86 Le Naturiste stores operating in Canada, each selling branded and third-party products;

  •
  European Retail operations—includes 537 Holland & Barrett stores in Europe and nine franchise Holland & Barrett stores in South Africa (which we include in this segment), 351 Julian Graves stores, and 31 GNC (UK) stores in the United Kingdom ("UK"); 80 De Tuinen stores (including 19 franchise locations) in the Netherlands; and 24 Nature's Way stores in Ireland, each selling branded and third-party products; and

  •
  Direct Response/E-Commerce operations—includes the sale of branded and third-party products primarily through mail order catalogs and the internet.

        At September 30, 2009, we manufactured approximately 90%, by revenue, of the nutritional supplements we sold.

        The Company was incorporated in New York in 1971 under the name Nature's Bounty, Inc. and changed its state of incorporation to Delaware in 1979 by merger. On March 26, 1995, we changed our name to NBTY, Inc. Our principal executive offices are located at 2100 Smithtown Avenue, Ronkonkoma, New York 11779, our telephone number is (631) 567-9500, and our website is www.nbty.com.

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available at no cost on our website, as soon as reasonably practicable after we file them electronically with the Securities and Exchange Commission (the "SEC"). Our proxy statements for our annual meetings of stockholders, and Section 16 filing reports on Forms 3, 4 and 5, also are available at no cost on our website.

Business Strategy

        The Company targets the growing number of value-conscious consumers by offering high-quality products at a value price. Our objectives are to increase sales, improve manufacturing efficiencies, increase profitability and strengthen our market position through the following key strategies.

        Expand and Improve Existing Channels of Distribution.    We plan to continue expanding and improving our existing channels of distribution, through aggressive marketing and opportunistic acquisitions, to increase our sales and profitability and enhance our overall market share. Specific plans to expand or improve channels of distribution include the following.

  •
  Increase Wholesale Sales in the United States and in Foreign Markets.    We intend to strengthen our wholesale business by continuing to increase sales in our health and natural food, drug, mass merchandising and wholesale club channels. We seek to increase sales by (i) increasing consumer demand for our products through more user-friendly and interactive websites, continued customer education and enhanced consumer advertising; (ii) increasing revenues from existing customers through strong promotional and training activities, aggressive introduction of new and innovative products and increasing and enhancing product assortments in major retailers; (iii) increasing shelf space in major retailers; (iv) leveraging the advertising and promotion of our specialty brands, such as Ester-C®, MET-Rx®, Osteo Bi-Flex®, Flex-A-Min®, Knox®, and Pure Protein®; and (v) increasing our private label revenue with new customers by timely delivering products and introducing new products to the market place. In addition, we continue to seek new distribution alliances throughout the world for our products, while enhancing and strengthening our existing relationships with our retail partners.

  •
  Improve the Profitability of Retail Sales in North America.    We intend to continue focusing on the development of a nationwide chain of profitable retail stores in the United States and Canada.

    To that end, at September 30, 2009, we operated 442 Vitamin World retail stores in regional and outlet malls throughout the United States, and 86 Le Naturiste retail stores throughout Quebec and New Brunswick, Canada. During the period from October 1, 2008 until September 30, 2009 ("fiscal 2009"), we opened nine new Vitamin World stores and closed eight underperforming Vitamin World stores. We also opened six Le Naturiste stores and closed one underperforming Le Naturiste store. As a result, as of September 30, 2009, we operated one more Vitamin World store and five more Le Naturiste stores than at September 30, 2008. We plan to open up to 20 new Vitamin World stores and three Le Naturiste stores during the 2010 fiscal year ("fiscal 2010"). However, we also continually evaluate when and whether to close underperforming retail stores. There are 105 Vitamin World retail store leases and 27 Le Naturiste retail store leases due to expire in fiscal 2010. In an effort to improve profitability, if we cannot renegotiate expiring leases on favorable terms, we consider alternative options, including relocation. We continue to enhance our Savings Passport Card, a customer loyalty program that we believe increases customer traffic and provides incentives to purchase at Vitamin World stores. The Savings Passport Card also helps us track customer preferences and purchasing trends. At the end of fiscal 2009, we had approximately 10 million Savings Passport Card members. In addition, the www.vitaminworld.com website permits customers to locate our retail stores, which we believe increases customer traffic.

  •
  Increase Retail Sales in the UK, Ireland and Europe.    We plan to continue expanding the number of our retail stores throughout the UK. At September 30, 2009, we had 537 Holland & Barrett stores, 351 Julian Graves stores and 31 GNC (UK) stores operating in the UK, and 24 Nature's Way stores operating in Ireland. During fiscal 2009, Holland & Barrett opened 12 new stores and relocated six stores in the UK and franchised nine locations in South Africa. In addition, at September 30, 2009, there were 80 De Tuinen retail stores operating in the Netherlands, including 19 franchise locations. During fiscal 2009, De Tuinen opened nine new stores. We project that we will open 41 new retail stores in fiscal 2010 in the UK, Ireland and the Netherlands as we continue to evaluate opportunities to open additional stores in these regions. We also continually evaluate when and whether to close underperforming retail stores in the European Retail Division.

  •
  Increase Direct Response/Puritan's Pride® Sales.    We expect to continue to strengthen the leading position of our Puritan's Pride brand in the direct response/e-commerce business by: (i) continuing to build brand and customer loyalty across catalog and internet channels; (ii) increasing e-commerce activity from a variety of online media channels, including search, e-mail marketing, affiliate marketing and shopping portals; (iii) focusing on enhanced retention and re-activation programs for both our catalog and internet customers, while testing new promotions to further improve response rates; (iv) improving the shopping experience available to our customers with website enhancements and call center system upgrades; (v) improving automated picking and packing to fulfill sales order requests with greater speed and accuracy; and (vi) increasing manufacturing capability to quickly introduce and deliver new products in response to customer demand. We also intend to continue our strategy of acquiring the customer lists, brand names and inventory of other mail order companies that have similar or complementary products that we believe we can integrate into our operations efficiently, without adding substantial overhead. We plan to continue introducing internet sites that support our brands, such as www.detuinen.nl, www.gnc.co.uk, www.hollandandbarrett.com, www.juliangraves.com, www.lenaturiste.com, www.puritan.com, and www.vitaminworld.com.

        Introduce Innovative New Products.    We have consistently been among the first in the industry to introduce innovative products in response to new science and clinical studies, new technology and consumer preferences. Given the changing nature of consumer and retailer demand for new products and the continued publicity about the role of vitamins, minerals and nutritional supplements in the promotion of general health, we believe that we will continue to maintain our core customer base and attract new health-conscious consumers based upon our ability to respond rapidly to consumer demand with innovative, high quality, value-oriented products.

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

        Build Infrastructure to Support Growth.    We have technologically advanced, state-of-the-art manufacturing and production facilities with total production capacity of approximately 63 billion tablets, capsules and softgels per year. We regularly evaluate our manufacturing operations and make investments in infrastructure, as necessary, to support our continuing growth. For example, in fiscal 2009, we leased an additional warehousing and distribution facility in Tring, UK (increasing our total square footage there to 50,000 square feet), and leased a 43,000 square foot mixed-use facility in Staffordshire, UK. Our facilities have also been upgraded to comply with applicable good manufacturing practices ("GMPs") promulgated by the United States Food and Drug Administration ("FDA").

        Implement Strategic Acquisitions.    In the normal course of our business, we seek global acquisition opportunities of companies that complement or extend our existing product lines, increase our market presence, expand our distribution channels, and are compatible with our business philosophy. We have successfully acquired approximately 30 companies or businesses since 1986, enabling us to significantly expand our product offerings and the scope of our distribution. As part of this strategy, we continue to evaluate acquisition opportunities across industry segments and around the world.

        Utilize Management Team Experience.    Our management team has extensive experience in the nutritional supplement industry, and has developed long-standing relationships with our suppliers and customers. Our executive officers have an average of over 21 years in the industry.

Operating Segments

        We operate in the nutritional supplement industry and are organized along our four channels of distribution, which are Wholesale/US Nutrition, North American Retail, European Retail and Direct Response/E-Commerce. The following table sets forth the percentage of net sales for each of our operating segments:

	Fiscal Year Ended September 30
	2009	2008	2007
Wholesale/US Nutrition	60%	53%	48%
North American Retail	8%	9%	11%
European Retail	23%	28%	31%
Direct Response/E-Commerce	9%	10%	10%

	100%	100%	100%

        Additional information about our financial results by segment can be found in Note 22 to the consolidated financial statements in this Report.

        Wholesale/US Nutrition.    We market our products under various brand names, each targeting special market groups, which include leading mass merchandisers, club stores, drug store chains and supermarkets, wholesale clubs, independent pharmacies, health food stores, health food store wholesalers, the military and other retailers. We sell Nature's Bounty®, Ester-C®, MET-Rx®, Osteo Bi-Flex®, Flex-A-Min®, Knox®, Sundown®, Rexall®, and Pure Protein® to mass merchandisers, drug store chains, drug wholesalers, supermarket chains and wholesalers. In addition, we manufacture private label brands for many leading retailers. We also sell directly to health and natural food stores under the Solgar®, SISU® and Good 'N Natural® brands, and sell products, including a specialty line of vitamins, to health food wholesalers under our American Health® brand. Additionally, we sell our Physiologics® brand products directly to healthcare practitioners. Over the past several years, we have expanded our international product sales of our U.S. wholesale brands to include many countries throughout Europe, the Middle East, Africa, South and Central America, Asia, the Caribbean Islands and the Pacific Rim countries.

        North American Retail.    At the end of fiscal 2009, we operated 442 Vitamin World retail stores in regional and outlet malls throughout the United States, and 86 Le Naturiste retail stores throughout Canada. Each store carries a full line of our branded products, as well as products manufactured by others. Nutritional supplement products that we manufactured accounted for approximately 70% of North American Retail's total sales in fiscal 2009. Our direct interaction with our retail customers helps us identify regional buying trends, customer preferences, product acceptances and price trends. We use this information in initiating sales programs and new product introductions for all our divisions. In addition, our direct response segment maintains the website www.vitaminworld.com, which permits our customers to purchase our products through the internet and to locate our retail stores.

        European Retail.    We generate revenue through the retail operations of 537 Holland & Barrett stores, 351 Julian Graves stores and 31 GNC (UK) stores in the UK, 24 Nature's Way stores in Ireland, and 80 De Tuinen stores in the Netherlands, which include 19 franchised locations. In addition, during fiscal 2009 Holland & Barrett franchised nine locations in South Africa, which we include in this segment. Holland & Barrett, one of the UK's leading nutritional supplement retailers, markets a broad line of nutritional supplement products, including vitamins, minerals and other nutritional supplements. Julian Graves is a UK retailer of nuts, fruits and confectionery goods. GNC (UK) stores specialize in vitamins, minerals and sports nutrition products. Our Nature's Way® product offerings are similar to those of Holland & Barrett. De Tuinen is a leading retailer of health food products, selected confectionery, and lifestyle giftware.

        Direct Response/E-Commerce.    We offer, through mail order and e-commerce, a full line of vitamins and other nutritional supplement products as well as selected personal care items, under our Puritan's Pride® and other brand names, at prices that are generally at a discount from those of similar products sold in retail stores. Through our Puritan's Pride® brand, we are a leader in the US direct response nutritional supplement industry. We have approximately 2.4 million active customers on our direct-response customer list, with response rates that we believe are above the industry average. We consider customers active if they have purchased our products in the preceding 36 months. In addition, we offer products focusing on our other brands through other direct channel sites, such as www.gnc.co.uk, www.hollandandbarrett.com, www.juliangraves.com, and www.vitaminworld.com. We intend to attract new customers in our direct response operation through aggressive marketing techniques in the United States and around the world, and through selective acquisitions. We regularly update our mail order lists by adding new customers. We believe this maximizes catalog sales while reducing mailing and printing costs. We conduct insert programs with other mail order companies to add new customers to our mailing lists and websites, and to increase the average order size. Our use of state-of-the-art equipment, such as computerized mailing, bar-coded addresses and automated picking and packing systems, enables us to process orders quickly, economically and efficiently. Typically, we fill orders within 24 hours of receipt. Our equipment and expertise also lowers our per-customer distribution costs, thereby enhancing margins and enabling us to lower our prices. Our www.puritan.com website provides a practical and convenient method for consumers wishing to purchase products that promote healthy living. Through this website, consumers have access to more than 2,000 products offered through our Puritan's Pride® mail order catalog.

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the notes to our consolidated financial statements in this Report, for financial information about the geographic areas where we conduct our business.

Employees and Advertising

        As of September 30, 2009, we employed approximately 13,950 persons, including approximately:

  •
  750 associates in Wholesale/US Nutrition;

  •
  2,300 associates in North American Retail;

  •
  5,700 associates in European Retail;

  •
  300 associates in Direct Response/E-Commerce;

  •
  4,100 associates in manufacturing, shipping and packaging; and

  •
  800 associates in administration.

        In addition, we sell products through commissioned sales representative organizations. Some of our associates in Canada are represented by Retail Wholesale Canada, CAW Division, Local 468, under an agreement that expires in October 2012. We believe we have satisfactory employee and labor relations domestically and internationally.

        For the fiscal years ended September 30, 2009, 2008 and 2007, we spent approximately $110 million, $140 million, and $120 million, respectively, on advertising, promotions and catalogs, including print, media and cooperative advertising. Our in-house advertising staff creates our advertising materials, which include print and radio, as well as television advertising. In the UK and Ireland, Holland & Barrett advertises on television. Holland & Barrett, Julian Graves, GNC (UK) and Nature's Way advertise in national newspapers, and conduct sales promotions. De Tuinen advertises on television and in newspapers and conducts sales promotions in the Netherlands. In addition, Holland & Barrett, GNC (UK) and De Tuinen each publishes its own magazine with articles and promotional materials. Solgar, GNC (UK) and SISU advertise in trade journals and magazines, operate websites, and conduct sales promotions.

Manufacturing, Distribution and Quality Control

        At September 30, 2009, we employed approximately 4,100 manufacturing, shipping and packaging associates, representing approximately 3,660 associates throughout the United States, 370 associates in Canada and 70 associates in the UK. We manufacture domestically in Arizona, California, Florida, New Jersey, New York and North Carolina. In addition, at September 30, 2009, we manufactured internationally in Winnipeg, Manitoba, Canada, and in Burton, UK. We manufactured in Burnaby, British Columbia, Canada until July 2009. We have technologically advanced, state-of-the-art manufacturing and production facilities, with total production capacity of approximately 63 billion tablets, capsules and softgels per year. During fiscal 2009, we increased warehousing and distribution in the UK by adding new leased facilities in Tring and Staffordshire. See Item 2, "Properties."

        All our domestic manufacturing operations are subject to GMPs, promulgated by the FDA, and other applicable regulatory standards. We are subject to similar regulations and standards in Canada and in the UK with respect to our manufacturing activities in those countries. We believe our manufacturing processes comply with the new GMPs for dietary supplements, as well as, where relevant, existing GMPs for over the counter ("OTC") drugs or foods. We believe our manufacturing and distribution facilities generally are adequate to meet our current business requirements and our currently anticipated sales.

        We place special emphasis on quality control. We assign lot numbers to all raw materials and, except in rare cases, initially hold them in quarantine, while our Quality Department evaluates them for compliance with established specifications. Once released, we retain samples, and process the material according to approved formulae by blending, mixing, and technically processing as necessary. We produce products in final delivery form as a capsule, tablet, powder, softgel, bar or liquid. After the product is manufactured, our laboratory analysts test its weight, purity, potency, disintegration and dissolution, if applicable. Except in rare instances, we hold the product in quarantine until we complete the quality evaluation, and determine that the product meets all applicable specifications. When the manufactured product meets all specifications, our automated packaging equipment packages the product with at least one tamper-evident safety seal and affixes a label and an indelible lot number and, in most cases, the expiration or "best by" date. We use sophisticated computer-generated documentation for picking and packing for order fulfillment.

        Our manufacturing operations are designed to allow low-cost production of a wide variety of products of different quantities, physical sizes and packaging formats, while maintaining a high level of customer service and quality. Flexible production line changeover capabilities and reduced cycle times allow us to respond quickly to changes in manufacturing schedules and customer demands.

        We have inventory control systems at our facilities that track each manufacturing and packaging component as we receive it from our supply sources through manufacturing and shipment of each product to customers. To facilitate this tracking, most products we sell are bar coded. Our inventory control systems report shipping, sales and, in most cases, individual stock keeping unit ("SKU") level inventory information. We manage the retail sales process by monitoring customer sales and inventory levels by product category. We believe our distribution capabilities increase our flexibility in responding to our customers' delivery requirements. Our purchasing staff regularly reviews and analyzes information from our point-of-sale computer system and makes merchandise allocation and markdown decisions based on this information. We use an automated reorder system to maintain in-stock positions on key items. These systems give us the information we need to determine the proper timing and quantity of reorders.

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

Competition; Customers

        The market for nutritional supplement products is highly competitive. Competition is based primarily on price, quality and assortment of products, customer service (including timely deliveries), marketing support, and availability of new products. We believe we compete favorably in all these areas.

        Our direct competition consists of publicly and privately owned companies, which tend to be highly fragmented in terms of both geographic market coverage and product categories. In addition, we compete with companies that may have broader product lines, larger sales volumes, or both. Our products also compete with nationally advertised brand name products. Many national brand companies have resources greater than ours.

        There are numerous companies in the vitamin and nutritional supplement industry selling products to retailers, including mass merchandisers, drug store chains, club stores, independent drug stores, supermarkets and health food stores. Many companies within the industry are privately held. Therefore, we cannot assess precisely the size of all our competitors, or where we rank in comparison to such privately held competitors with respect to sales to retailers.

        During fiscal 2009, Wal-Mart Stores, Inc. ("Wal-Mart") accounted for 30% of the Wholesale/US Nutrition division's net sales and 18% of the Company's consolidated net sales. As of September 30, 2009, Wal-Mart accounted for 25% of the Wholesale/US Nutrition division's total gross accounts receivable. We sell products to Wal-Mart under individual purchase orders placed by Wal-Mart and Wal-Mart's standard terms and conditions of sale. These terms and conditions include insurance requirements, representations by the Company with respect to the quality of its products and the Company's manufacturing process; obligations by the Company to comply with law; and indemnifications by the Company if we breach our representations or obligations. There is no commitment from Wal-Mart to purchase from us, or from us to sell to Wal-Mart, any minimum amount of product. The loss of Wal-Mart, or any other major customer, would have a material adverse effect on the Company if we were unable to replace that customer.

Government Regulation

        United States.    The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by federal agencies, including the FDA, the Federal Trade Commission ("FTC"), the United States Postal Service ("USPS"), the Consumer Product Safety Commission, the Department of Agriculture, and the Environmental Protection Agency ("EPA"). These activities also are subject to regulation by various agencies of the states, localities and foreign countries in which we sell our products. In particular, the FDA, under the Federal Food, Drug, and Cosmetic Act (the "FDCA"), regulates the registration, formulation, manufacturing, packaging, labeling, distribution and sale of foods, including dietary supplements, vitamins, minerals and herbs, cosmetics and OTC drugs. The FTC regulates the advertising of these products, and the USPS regulates advertising claims with respect to such products sold by mail order. The National Advertising Division ("NAD") of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD may refer matters that the NAD views as violating FTC guides or rules to the FTC for further action.

        In October 2009, the FTC issued new Guides Concerning the Use of Endorsements and Testimonials in Advertising ("Guides"). These new Guides significantly extend the scope of potential liability associated with the use of testimonials, endorsements, and new media methods, such as blogging, in advertising. As of the December 1, 2009 effective date of the Guides, advertisers will be required either to substantiate that the experiences conveyed by testimonials or endorsements represent typical consumer experiences with the advertised product or clearly and conspicuously disclose the typical consumer experience with the advertised product. In many instances, this will require advertisers to possess "competent and reliable scientific evidence" to substantiate the consumer or endorser representations.

        Under the new Guides, advertisers also may be liable for statements made by consumers in the context of "new media," including blogs, depending on the relationship between the consumer and the advertiser. Although an advertiser's control over the consumer's comments will be relevant to a determination regarding liability for false or misleading statements, it will not necessarily be dispositive.

        The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994, known as "DSHEA." DSHEA established a new framework governing the composition and labeling of dietary supplements. With respect to composition, DSHEA defines "dietary supplements" as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, constituents, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were marketed in the United States before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a "new" dietary ingredient (a dietary ingredient that was not marketed in the United States before October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been "present in the food supply as an article used for food" without being "chemically altered." A new dietary ingredient notification must provide the FDA with evidence of a "history of use or other evidence of safety" establishing that use of the dietary ingredient "will reasonably be expected to be safe." A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that we may want to market, and the FDA's refusal to accept such evidence could prevent the marketing of such dietary ingredients. The FDA is in the process of developing guidance for the industry to clarify the FDA's interpretation of the new dietary ingredient notification requirements, and this guidance may raise new and significant regulatory barriers for new dietary ingredients. In addition, increased FDA enforcement could lead the FDA to challenge dietary ingredients already on the market as "illegal" under the FDCA because of the failure to submit a new dietary ingredient notification.

        The FDA generally prohibits the use in labeling for a dietary supplement of any "health claim," correlating use of the product with a decreased risk of disease, unless the claim is specifically pre-approved or authorized by the FDA. DSHEA permits "statements of nutritional support" to be included in labeling for dietary supplements without FDA pre-approval. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being (but may not state that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease). A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. When such a claim is made on labels, we must disclose on the label that the FDA has not "evaluated" the statement, disclose that the product is not intended for use for a disease, and notify the FDA about our use of the statement within 30 days of marketing the product. However, there can be no assurance that the FDA will not determine that a particular statement of nutritional support that we want to use is an "unauthorized health or disease claim" or an unauthorized version of a "health claim." Such a determination might prevent us from using the claim.

        In addition, DSHEA provides that certain so-called "third-party literature," such as a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used "in connection with the sale of a dietary supplement to consumers" without the literature being subject to regulation as labeling. Such literature must not be, among other things, false or misleading; the literature may not promote a particular manufacturer or brand of dietary supplement; and the literature must present a balanced view of the available scientific information on the subject matter. There can be no assurance, however, that all third-party literature that we would like to disseminate in connection with our products will satisfy these requirements, and failure to satisfy all requirements could prevent use of the literature or subject the product involved to regulation as an unapproved drug.

        As authorized by DSHEA, the FDA adopted new GMPs specifically for dietary supplements, which became effective in June 2008. These new GMP regulations are more detailed than the GMPs that previously applied to dietary supplements and require, among other things, dietary supplements to be prepared, packaged and held in compliance with specific rules, and require quality control provisions similar to those in the GMP regulations for drugs. We believe our manufacturing and distribution practices comply with these new rules.

        We also must comply with the Dietary Supplement and Nonprescription Drug Consumer Protection Act (the "AER Act"), which became effective in December 2007. The AER Act amended the FDCA to require that manufacturers, packers, and distributors of dietary supplements and OTC drugs report serious adverse events (as defined in the AER Act) to the FDA within specific time periods. We believe we comply with the AER Act.

        The FDA regulates the registration, formulation, manufacturing, packaging, labeling and distribution of OTC drug products under a "monograph" system that specifies active drug ingredients that are generally recognized as safe and effective for particular uses and provides for specific required or permitted labeling information. If an OTC drug is not in compliance with the applicable FDA monograph, the product generally cannot be sold without first obtaining the FDA approval of a new drug application, a long and expensive procedure. We believe we comply with the OTC monographs where relevant. There can be no assurance that, if more stringent statutes are enacted for dietary supplements, or if more stringent regulations are promulgated, we will be able to comply with such statutes or regulations, or that we will be able to do so without incurring substantial expense.

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

        The FTC exercises jurisdiction over the advertising of foods, dietary supplements, cosmetics and OTC drugs. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising, or for the use of false or misleading advertising claims. These enforcement actions have often resulted in consent decrees and the payment of civil penalties, restitution, or both, by the companies involved. We currently are subject to FTC consent decrees resulting from past advertising claims for certain of our products. As a result, we are required to maintain compliance with these decrees and are subject to an injunction and substantial civil monetary penalties if we should fail to comply. We also are subject to consent judgments under the California Safe Drinking Water and Toxic Enforcement Act of 1986 (also known as "Proposition 65"). Further, the USPS has issued cease and desist orders against certain mail order advertising claims made by dietary supplement manufacturers, including us, and we are required to maintain compliance with the orders applicable to us, subject to civil monetary penalties for any noncompliance. Violations of these orders could result in substantial monetary penalties. These civil penalty actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

        We also are subject to regulation under various state and local laws that include provisions governing, among other things, the registration, formulation, manufacturing, packaging, labeling, advertising and distribution of foods, dietary supplements, cosmetics and OTC drugs.

        In addition, from time to time in the future, we may become subject to additional laws or regulations administered by the FDA or by other federal, state, local or foreign regulatory authorities, to the repeal of laws or regulations that we consider favorable, such as DSHEA, or to more stringent interpretations of current laws or regulations. We believe that the dietary supplement industry is likely to face a more aggressive enforcement environment in the future even in the absence of new regulation. We are not able to predict the nature of future laws, regulations, repeals or interpretations, and we cannot predict what effect additional governmental regulation, when and if it occurs, would have on our business in the future. Such developments, however, could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, additional personnel, or other new requirements. Any such development could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

        European Union.    In the European Union (the "EU"), the European Union Commission is responsible for developing legislation to regulate foodstuffs and medicines. Although the government of each Member State may implement legislation governing these products, national legislation must be compatible with, and cannot be more restrictive than, European requirements. Each Member State is responsible for its enforcement of the provisions of European and national legislation.

        In July 2002, the EU published in its Official Journal the final text of a Food Supplements Directive (the "Supplements Directive"), which became effective in the EU at that time and which sets out a process and timetable by which the Member States must bring their domestic legislation in line with its provisions. The Supplements Directive seeks to harmonize the regulation of the composition, labeling and marketing of food supplements (at this stage only vitamins and minerals) throughout the EU. It does this by specifying what nutrients and nutrient sources may be used (and by interpretation the rest which may not), and the labeling and other information which must be provided on packaging. In addition, the Supplements Directive is intended to regulate the levels at which these nutrients may be present in a supplement. These maximum permitted levels are due to be announced in 2010.

        By harmonizing Member State legislation, the Supplements Directive should provide opportunities for businesses to market one product or a range of products to a larger number of potential customers without having to reformulate or repackage it. This development may lead to some liberalizing of the more restrictive regimes in Europe, providing new business opportunities. Conversely, however, it may limit the range of nutrients and nutrient sources substantially, and eventually the potencies at which some nutrients may be marketed by us in the more liberal countries in Europe, such as the UK, which may lead to some reformulation costs and loss of some specialty products.

        In April 2004, the EU published the Traditional Herbal Medicinal Products Directive (the "Herbal Products Directive") which requires traditional herbal medicines to be registered in each Member State in which they are intended to be marketed. A registration requires a product be manufactured to pharmaceutical GMP standards; however, generally, there is no need to demonstrate efficacy, provided that the product is safe, is manufactured to high standards, and has a history of supply on the market for 30 years, 15 years of which must be in the EU. The Herbal Products Directive is intended to provide a safe harbor in EU law for a number of categories of herbal remedies, which may otherwise be found to fall outside EU law. However, it does not provide a mechanism for new product development, and would entail some compliance costs in registering the many herbal products already on the market. Full compliance is required by April 2011.

        In December 2006, the EU published the Nutrition and Health Claim Regulation to apply from July 1, 2007. This regulation controls nutrition and health claims by means of lists of authorized claims that can be made in advertising, labeling and presentation of all foods, including food supplements, together with the criteria a product must meet to use them. Claims already in use before January 1, 2006, and complying with existing national legislation, can continue to be made under transitional arrangements. The European Food Safety Authority is producing lists of acceptable claims for approval by the European Commission in 2010.

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

        The Medicines and Healthcare Products Regulatory Agency, or MHRA, an Executive Agency of the Department of Health, now has responsibility for the implementation and enforcement of the Medicines Act, and is the licensing authority for medicinal products. The MHRA directly employs enforcement officers from a wide range of backgrounds, including the police, and with a wide range of skills, including information technology. However, the MHRA still relies heavily on competitor complaints to identify non-compliant products. The MHRA decides whether a product is a medicine or not and, if so, considers whether it can be licensed. It determines the status of a product by considering whether it is medicinal by "presentation" or by "function." Many, though not all, herbal remedies are considered "medicinal" by virtue of these two criteria.

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

        Ireland.    The legislative and regulatory situation in the Republic of Ireland is similar, but not identical, to that in the UK. The Irish Medicines Board has a similar role to that of the UK's MHRA and the Food Safety Authority of Ireland is analogous to the UK's FSA. Ireland has brought its domestic legislation into line with the provisions of the Supplements Directive and the Herbal Products Directive. Thus, the market prospects for Ireland, in general, are similar to those outlined in the UK.

        Netherlands.    The regulatory environment in the Netherlands is similar to the UK in terms of availability of products. The Netherlands currently has the same liberal market, with no restrictions on potency of nutrients. Licensed herbal medicines are available. However, some herbal medicines are sold freely as in the UK without the need to be licensed, based on the claims made for them. The Netherlands also is more liberal regarding certain substances, for which unlicensed sales are allowed. The government department dealing with this sector is the Ministry for Health, Welfare and Sport.

        Responsibility for food safety falls to the Voedsel en Warenautoriteit (Inspectorate for Health Protection and Veterinary Public Health), which deals with all nutritional products. The Medicines Evaluation Board, which is the equivalent of the UK's MHRA, is charged with responsibility for the safety of medicines which are regulated under the Supply of Medicines Act.

        The overall market prospects for the Netherlands, in general, are similar to those outlined for the UK above. Traditional Herbal Medicinal products that are currently on sale in the Netherlands fall within the scope of the Herbal Products Directive.

        Canada.    The product safety, quality, manufacturing, packaging, labeling, storage, importation, advertising, distribution, sale and clinical trials of natural health products ("NHPs"), drugs (both prescription and OTC), food and cosmetics are subject to regulation primarily under the federal Food and Drugs Act (Canada) (the "Canadian FDA") and associated regulations, including the Canadian Food and Drug Regulations and the Natural Health Products Regulations, and related Health Canada guidance documents and policies (the "Canadian Regulations"). In addition, NHPs and drugs are regulated under the federal Controlled Drugs and Substances Act if the product is considered a "controlled substance" or a "precursor," as defined in that statute or in related regulatory provisions.

Health Canada is primarily responsible for administering the Canadian FDA and the Canadian Regulations.

        The Canadian FDA and Canadian Regulations also set out requirements for establishment licenses and market authorization for drugs. Subject to certain exceptions, establishment licenses are required by manufacturers, packagers/labelers, distributors, importers and wholesalers of drugs. With regard to market authorization, the exact requirements and time frame for obtaining market authorization vary depending on the drug product. OTC drugs must have a drug identification number ("DIN") issued by Health Canada as part of its approval process before the product can be sold in Canada. Effective January 2004, each NHP must have a product license issued by Health Canada before it can be sold in Canada, subject to certain transition periods. NHPs which had a DIN under the prior regulations can continue to be sold without a license until December 31, 2009. Health Canada assigns a natural health product number ("NPN") to each NHP once Health Canada issues the license for that NHP. The Canadian Regulations require that all drugs and NHPs be manufactured, packaged, labeled, imported, distributed and stored under Canadian GMPs, and that all premises used for manufacturing, packaging, labeling and importing drugs and NHPs have a site license, which requires GMP compliance. The Canadian Regulations also set out requirements for labeling, packaging, clinical trials and adverse reaction reporting.

        Health Canada approval for marketing authorization can take time. The approval time for NHPs and drugs can vary depending on the product and the application or submission. For NHPs, the Canadian Regulations indicate that certain product licenses should be processed within 60 days. However, the regulations also include provisions to extend this time frame if, for example, more information is required. There can be significant delays. Health Canada has publicly acknowledged that there has been a delay in processing NHP licenses. Health Canada, in its "Compliance Policy for Natural Health Products," states that Health Canada will focus compliance actions against those NHPs that do not have a product license submission number and that Health Canada believes pose a health risk. The policy is not to be construed as authorization to sell any NHP that does not have a product license, and Health Canada can exercise its authority to stop the sale of unlicensed NHPs, or NHP sales that otherwise fail to comply with Canadian Regulations at any time. Health Canada can change this policy at any time, but it is expected to remain in force until early 2010. If Health Canada refuses to issue a product license, the NHP can no longer be sold in Canada until Health Canada issues such a license. We have adopted a compliance strategy to adhere to Health Canada's compliance policy.

        The Canadian Regulations, among other things, govern the manufacture, formulation, packaging, labeling, advertising and sale of NHPs and drugs, and regulate what may be represented on labels and in promotional materials regarding the claimed properties of products. The Canadian Regulations also require NHPs and drugs sold in Canada to affix a label showing specified information, such as the proper and common name of the medicinal and non-medicinal ingredients and their source, the name and address of the manufacturer/product license holder, its lot number, adequate directions for use, a quantitative list of its medical ingredients and its expiration date. In addition, the Canadian Regulations require labeling to bear evidence of the marketing authorization as evidenced by the designation DIN, drug identification number-homeopathic medicine ("DIN-HM") or NPN, followed by an eight-digit number assigned to the product and issued by Health Canada.

        Health Canada can perform routine and unannounced inspections of companies in the industry to ensure compliance with the Canadian Regulations. The overall risk factors and market prospects for Canada, in general, are similar to those in the United States, as outlined above. Health Canada can suspend or revoke licenses for lack of compliance. In addition, if Health Canada perceives the product to present an unacceptable level of risk, they can also impose fines and jail terms.

        The advertising of drugs and NHPs in Canada also is regulated under the misleading advertising and deceptive marketing practices of the Competition Act (Canada), a federal statute. The labeling of products also may be regulated under the federal Consumer Packaging and Labelling Act (Canada) and also under certain provincial statutes. Both the Competition Act and the Consumer Packaging and Labelling Act (except in respect of food products) are administered by the federal Competition Bureau.

        On April 8, 2008, the Canadian Government proposed Bill C-51: An Act to amend the Food and Drugs Act. The bill would have created new offenses relating to food, therapeutic products (including drugs and potentially NHPs) and cosmetics, formalized certain licensing and prior authorization requirements, and provided a framework for on-going compliance monitoring and disclosure of personal and confidential business information in certain circumstances. When the Canadian Parliament adjourned in September 2008 all bills that had not received royal assent were terminated, including Bill C-51. However, the same or a similar bill may be brought back before Parliament. If passed, we would need to adapt our practices to comply with any new legislative and regulatory requirements.

Environmental Regulation

        Our facilities, in common with those of similar industries making similar products, are subject to many federal, state, provincial and local requirements relating to the protection of the environment. We continually examine ways to reduce emissions and waste and to decrease costs related to environmental compliance. Costs to comply with current environmental requirements are not anticipated to be material when compared with overall costs and capital expenditures. Accordingly, we do not anticipate that such costs will have a material effect on our financial position, results of operations, cash flows, or competitive position.

International Operations

        In addition to the United States, Canada, the UK, Ireland and the Netherlands, we market nutritional supplement products through subsidiaries, distributors, retailers and direct mail in more than 75 countries throughout Europe, the Middle East, Africa, South and Central America, Asia, the Caribbean Islands and the Pacific Rim countries.

        We conduct our international operations to conform to local variations, economic realities, market customs, consumer habits and regulatory environments. We modify our products (including labeling of such products) and our distribution and marketing programs in response to local and foreign legal requirements and customer preferences.

        Our international operations are subject to many of the same risks our domestic operations face. These include competition and the strength of the relevant economy. In addition, international operations are subject to certain risks inherent in conducting business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls and the economic and political policies of foreign governments. Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of certain of our products. Compliance with such foreign governmental regulations is generally the responsibility of our distributors in those countries. These distributors are independent contractors whom we do not control. The importance of these risks increases as our international operations grow and expand. Foreign currency fluctuations, and, more particularly, changes in the value of the British pound, the euro, the Canadian dollar and the Chinese yuan as compared to the US dollar, affect virtually all our international operations.

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the notes to our consolidated financial statements contained in this Report for additional information regarding the geographic areas in which we conduct our business and the effect of foreign currency exchange rates on our operations.

 Trademarks and Patents

        United States.    We have developed many brand names, trademarks and other intellectual property for products in all areas. We consider the overall protection of our patent, trademark, license and other intellectual property rights to be paramount. As such, we vigorously protect these rights from infringement. We have applied for or registered more than 3,000 trademarks with the United States Patent and Trademark Office (the "PTO"). We also have applied for or registered trademarks, in various foreign trademark offices worldwide, including Nature's Bounty®, Ester-C®, Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, Flex-A-Min®, SISU®, Sundown®, Rexall®, Pure Protein®, Body Fortress®, WORLDWIDE Sport Nutrition®, Puritan's Pride®, Holland & Barrett®, Physiologics®, Leiner® and Vitamin World®, among others. In addition, we have rights to use other names essential to our business. Federally registered trademarks in the United States have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. Most foreign trademark offices use similar trademark renewal practices.

        We hold 99 patents and patent applications, most of which relate to Ester-C®, in the United States and internationally. We also are prosecuting patent applications actively on a worldwide basis for a number of products, particularly products that include ESTER-C® as an active ingredient. US patents for Ester-C® expire between February 2019 and June 2021. Foreign patents for Ester C® products expire between June 2010 and February 2029 on a worldwide basis, with a large number of foreign patents expiring in 2019. We regard our patents and trademarks and other proprietary rights as valuable assets and believe they have significant value in marketing our products. We vigorously protect our trademarks and patents against infringement.

        Canada.    Each of our Solgar, Le Naturiste, Vita Health, Nature's Bounty, MET-Rx and SISU subsidiaries owns the trademarks registered in Canada for its respective names.

        UK/Ireland.    Our Holland & Barrett subsidiary owns trademarks registered in the UK and throughout the EU for its Holland & Barrett® trademark, and has rights to use other names essential to its business. Holland & Barrett is the exclusive licensee of the trademarks essential to the GNC (UK) business in the UK. Our Nature's Way subsidiary owns the Nature's Way® trademarks in Ireland. Our Solgar subsidiary owns trademarks in the UK and throughout the EU, and our Julian Graves subsidiary owns the Community Trademarks on its name and logo, which are in force throughout the EU.

        Netherlands.    Our De Tuinen subsidiary owns trademarks registered in the Benelux Office for Intellectual Property, and its Community Trademark, which is in force throughout the EU, for its De Tuinen® trademarks.

Raw Materials

        In fiscal 2009, we spent approximately $582 million on raw materials. The principal raw materials required in our operations are vitamins, minerals, herbs, gelatin and packaging components. We purchased the majority of our vitamins, minerals and herbs from raw material manufacturers and distributors in the United States, Japan, China, Europe, India, Canada, Australia and South America. We believe that there are adequate sources of supply for all our principal raw materials. From time to time, weather or unpredictable fluctuations in the supply and demand may affect price, quantity, availability or selection of raw materials. We believe that our strong relationships with our suppliers yield high quality, competitive pricing and overall good service to our customers. Although we cannot be sure that our sources of supply for our principal raw materials will be adequate in all circumstances, we believe that we can develop alternate sources in a timely and cost effective manner if our current sources become inadequate. During fiscal 2009, no one supplier accounted for more than 10% of our raw material purchases. Due to the availability of numerous alternative suppliers, we do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations.

Seasonality

        Although we believe that our business is not seasonal in nature, historically, we have experienced, and expect to continue to experience, a substantial variation in our net sales and operating results from quarter to quarter. The factors that influence this variability of quarterly results include general economic and industry conditions affecting consumer spending, changing consumer demands and current news on nutritional supplements, the timing of our introduction of new products, promotional program incentives offered to customers, the timing of catalog promotions, the level of consumer acceptance of new products, and actions of competitors. Accordingly, a comparison of our results of operations from consecutive periods is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future performance. Additionally, we may experience higher net sales in a quarter depending upon when we have engaged in significant promotional activities.

Item 1A.    Risk Factors

        Please carefully consider the following risk factors, which could materially adversely affect our business, financial condition, operating results and cash flows. The risk factors described below are not the only ones we face. Risks and uncertainties not known to us currently, or that may appear immaterial, also may materially adversely affect our business, financial condition, operating results and cash flows.

A prolonged economic downturn or recession could adversely affect the retail and nutritional supplement industries and restrict our future growth.

        In 2009, general worldwide economic conditions continued to decline in many countries. These conditions could negatively affect our sales because many consumers consider the purchase of our products discretionary. We cannot predict the timing or duration of any economic downturn or recession, or the timing or strength of a subsequent recovery, or the worldwide locations that may continue to be impacted by these general economic conditions. If the markets for our products significantly deteriorate due to these economic effects, our business, financial condition and results of operations will likely be materially and adversely affected.

Instability in financial markets could adversely affect our ability to access capital markets.

        In 2009, worldwide financial markets exhibited dramatic instability and the availability of credit became precarious. If these conditions persist, they could affect our ability to access credit markets, including funds under our existing credit facilities. Any restriction on our ability to access credit markets could limit our ability to pursue our expansion strategy through acquisitions or otherwise, and could negatively affect our financial conditions or results of operations.

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

Complying with new and existing government regulation, both in the United States and abroad, could increase our costs significantly and adversely affect our financial results.

        The processing, formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by several US federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the Department of Agriculture and the EPA, as well as various state, local and international laws and agencies of the localities in which our products are sold, including Health Canada in Canada, the Food Standards Agency and the Department of Health in the UK and similar regulators in Ireland, the Netherlands and the EU. Government regulations may prevent or delay the introduction, or require the reformulation, of our products. Some agencies, such as the FDA, could require us to remove a particular product from the market, delay or prevent the import of raw materials for the manufacture of our products, or otherwise disrupt the marketing of our products. Any such government actions would result in additional costs to us, including lost revenues from any additional products that we are required to remove from the market, which could be material. Any such government actions also could lead to liability, substantial costs and reduced growth prospects. In addition, complying with the recently enacted AER Act, GMPs and other legislation may impose additional costs on us, which could become significant. Moreover, there can be no assurance that new laws or regulations imposing more stringent regulatory requirements on the dietary supplement industry will not be enacted or issued.

        We currently are subject to FTC consent decrees and a USPS consent order, prohibiting certain advertising claims for certain of our products. We also are subject to Proposition 65 consent judgments. A determination that we have violated these obligations could result in substantial monetary penalties, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

        Additional or more stringent regulations of dietary supplements and other products have been considered from time to time in the United States and globally. These developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. These developments also could increase our costs significantly. See Item 1, "Business—Government Regulation," for additional information.

        In Europe, we anticipate the enactment of legislation that could significantly impact the formulation and marketing of our products. For example, in accordance with the Food Supplements Directive, maximum permitted content levels for vitamin and mineral supplements are likely to be announced in 2010. European legislation regulating food supplements other than vitamins and minerals also is expected to be introduced. The introduction of this anticipated legislation could require us to reformulate our existing products to meet the new standards and, in some cases, may lead to some products being discontinued.

        The Nutrition and Health Claims Regulation implemented in July 2007 controls the types of claims that can be made for foodstuffs (including supplements) in Europe, and the criteria a product must meet to use the claims. When fully implemented in 2010, this regulation will impact the claims that can be made for our products, and may impact our sales in Europe See Item 1, "Business—Government Regulation; Europe," for additional information.

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

New legislation, changing interpretations of existing regulations, or a more aggressive enforcement environment generally, may increase our compliance costs.

        We devote substantial time and effort to maintaining compliance with existing regulatory requirements applicable to the development, manufacture, packaging, labeling, marketing, advertising and sale of our products in multiple jurisdictions. The passage of new regulations and the expansion of current regulations could increase our compliance costs substantially. Even absent new legislation or formal rulemaking, enforcement authorities in any jurisdiction may adopt more stringent interpretations of the existing regulatory requirements. Like new regulation, more stringent interpretations of existing regulations may increase our cost of compliance or prevent us from introducing or continuing to sell certain products in some jurisdictions. We have noticed a more aggressive enforcement climate in the United States during 2009. While we believe we are in compliance with existing regulations, such an enforcement environment may lead, even for inadvertent violations, to heavier fines and increased compliance costs compared to prior years.

We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.

        As a retailer, marketer and manufacturer of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as foods, dietary supplements, or natural health products and, in most cases, are not necessarily subject to pre-market regulatory approval in the United States. Some of our products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, some of the products we sell are produced by third-party manufacturers. As a marketer of products manufactured by third parties, we also may be liable for various product liability claims for products we do not manufacture. We have been in the past, and may be in the future, subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Item 3, "Legal Proceedings," for additional information.

If we experience product recalls, we may incur significant and unexpected costs, and our business reputation could be adversely affected.

        We may be exposed to product recalls and adverse public relations if our products are alleged to cause injury or illness, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a product recall may require significant management attention. Product recalls may hurt the value of our brands and lead to decreased demand for our products. Product recalls also may lead to increased scrutiny by federal, state or international regulatory agencies of our operations and increased litigation and could have a material adverse effect on our business, results of operations, financial condition and cash flows. See "Complying with new and existing government regulation, both in the United States and abroad, could increase our costs significantly and adversely affect our financial results" and other risks summarized in this Report.

Insurance coverage, even where available, may not be sufficient to cover losses we may incur.

        Our business exposes us to the risk of liabilities arising from our operations. For example, we may be liable for claims brought by users of our products or by employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We seek to minimize these risks through various insurance contracts from third-party insurance carriers. However, our insurance coverage is subject to large individual claim deductibles, individual claim and aggregate policy limits, and other terms and conditions. We retain an insurance risk for the deductible portion of each claim and for any gaps in insurance coverage. We do not view insurance, by itself, as a material mitigant to these business risks.

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

        The insurance industry has become more selective in offering some types of insurance, such as product liability, product recall, property and directors' and officers' liability insurance. We were able to obtain these insurance coverages through July 2010 and our current insurance program is consistent with both our past level of coverage and our risk management policies. However, we cannot assure you that we will be able to obtain comparable insurance coverage on favorable terms, or at all, in the future.

International markets expose us to certain risks.

        As of September 30, 2009, we operated approximately 1,200 retail stores outside of the United States. In addition, we had significant wholesale sales outside of the United States. For fiscal 2009, international sales represented approximately 32% of our net sales. These international operations expose us to certain risks, including, among other things:

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

We may be exposed to legal proceedings initiated by regulators abroad that could increase our costs and adversely affect our reputation, revenues and operating income.

        In Europe, non-compliance with relevant legislation can result in regulators bringing administrative, or, in some cases, criminal proceedings. In the UK, it is common for regulators to prosecute retailers and manufacturers for non-compliance with legislation governing foodstuffs and medicines. Our failure to comply with applicable legislation could occur from time to time, and prosecution for any such violations could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Item 1, "Business—Government Regulation," for additional information.

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

We may not be successful in expanding globally.

        We may experience difficulty entering new international markets due to regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. These difficulties may prevent, or significantly increase the cost of, our international expansion.

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

One of our customers accounted for 18% of our consolidated net sales in fiscal 2009 and the loss of this customer, or any of our other major customers, could have a material adverse effect on our results of operations.

        During fiscal 2009, Wal-Mart, individually, accounted for 30% of our Wholesale/US Nutrition segment's net sales and 18% of the Company's consolidated net sales. As of September 30, 2009, Wal-Mart, individually, accounted for 25% of our Wholesale/US Nutrition segment's total gross accounts receivable. We do not have a long-term contract with Wal-Mart, and the loss of this customer, or any other major customer, could have a material adverse affect on the results of our operations. In addition, our results of operations and ability to service our debt obligations would be impacted negatively to the extent Wal-Mart is unable to make payments to us, or does not make timely payments on outstanding accounts receivables.

We are dependent on certain third-party suppliers.

        We purchase from third-party suppliers certain important ingredients and raw materials. The principal raw materials required in our operations are vitamins, minerals, herbs, gelatin and packaging components. We purchase the majority of our vitamins, minerals and herbs from manufacturers and distributors in the United States, Japan, China, Europe, India, Canada, Australia and South America. Real or perceived quality control problems with raw materials outsourced from certain regions could negatively impact consumer confidence in our products, or expose us to liability. In addition, although raw materials are available from numerous sources, an unexpected interruption of supply or material increases in the price of raw materials, for any reason, such as regulatory requirements, import restrictions, loss of certifications, power interruptions, fires, hurricanes, drought or other climate-related events, war or other events, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Also, currency fluctuations, including the decline in the value of the US dollar, could result in higher costs for raw materials purchased abroad. In addition, we rely on outside printing services and availability of paper stock in our printed catalog operations.

We rely on our manufacturing operations to produce the vast majority of the nutritional supplements that we sell, and disruptions in our manufacturing system or losses of manufacturing certifications could affect our results of operations adversely.

        We manufacture almost 90%, by revenue, of the nutritional supplements that we sell. We currently have manufacturing facilities in Arizona, California, Florida, New Jersey, New York and North Carolina in the United States, and in Canada and the UK. All our domestic manufacturing operations are subject to GMPs promulgated by the FDA and other applicable regulatory standards. We are subject to similar regulations and standards in Canada and in the UK. Any significant disruption in our operations at any of these facilities, including any disruption due to any regulatory requirement, could affect our ability to respond quickly to changes in consumer demand and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We operate in a highly competitive industry, and our failure to compete effectively could affect our market share, financial condition and growth prospects adversely.

        The vitamin and nutritional supplements industry is a large and growing industry, which is highly fragmented in terms of both geographical market coverage and product categories. The market for vitamins and other nutritional supplements is highly competitive in all our channels of distribution. We compete with companies that may have broader product lines or larger sales volumes, or both, than we do, and our products compete with nationally advertised brand name products. Many of the national brand companies have resources greater than ours. Numerous companies compete with us in the development, manufacture and marketing of vitamins and nutritional supplements worldwide. In addition, our North American and European retail stores compete with specialty vitamin stores, health food stores and other retail stores worldwide. With respect to mail order sales, we compete with a large number of smaller, usually less geographically diverse, mail order and internet companies, some of which manufacture their own products and some of which sell products manufactured by others. The market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. Increased competition from companies that distribute through the wholesale channel could have a material adverse effect on our business, results of operations, financial condition and cash flows as these competitors may have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than ours. See Item 1, "Business—Competition; Customers."

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

        The nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions. Our failure to accurately predict these trends could negatively impact consumer opinion of us as a source for the latest products, which, in turn, could harm our customer relationship and cause decreases in our net sales. The success of our new product offerings depends upon a number of factors, including our ability to:

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

        Acts of God, war, sabotage and terrorist attacks or any similar risk may affect our operations in unpredictable ways, including disruptions of the shopping and commercial behavior of our customers, changes in the insurance markets and disruptions of fuel supplies and markets.

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

        Our assets, earnings and cash flows are influenced by currency fluctuations due to the geographic diversity of our sales and the countries in which we operate, which may have a significant impact on our financial results. For the fiscal year ended September 30, 2009, 29% of our sales were denominated in a currency other than the US dollar, and as of September 30, 2009, 26% of our assets and 13% of our total liabilities were denominated in a currency other than the US dollar. As of September 30, 2009, we were not a party to any hedging arrangements to mitigate our exposure to foreign currency exchange rate risk.

System interruptions or security breaches may affect sales.

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

        We own trademarks registered with the PTO and many foreign jurisdictions for our Nature's Bounty®, Ester-C®, Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, Flex-A-Min®, Sundown®, Rexall®, WORLDWIDE Sport Nutrition®, Puritan's Pride®, Physiologics®, Vitamin World® and Leiner® trademarks, among others, and with the appropriate UK, EU, Dutch or Canadian authorities for our SISU®, Holland & Barrett®, Le Naturiste®, De Tuinen®, and Julian Graves® trademarks, among others, and have rights to use other names essential to our business, including GNC (UK). Our policy is to pursue registrations for all trademarks associated with our key products. US registered trademarks have a perpetual life, as do trademarks in most other jurisdictions, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value in marketing our products. We hold patents for certain products, including over 85 worldwide patents and patent applications that involve Ester-C products. However, there can be no assurance that infringing goods could not be manufactured without our knowledge and consent. In addition, many types of Vitamin C products are available on the worldwide market, which may affect sales of our unique Ester-C® brand products. We vigorously protect our patents and trademarks against infringement. Many of our products are not subject to patent protection. There can be no assurance that, to the extent we do not have patents or trademarks on our products, another company will not replicate one or more of our products. Further, there can be no assurance that in those foreign jurisdictions in which we conduct business the protection available to us will be as extensive as the protection available to us in the United States. See Item 1, "Business—Trademarks and Patents."

Intellectual property litigation and infringement claims against us could cause us to incur significant expenses or prevent us from manufacturing, selling or marketing our products, which could adversely affect our revenues and market share.

        We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from manufacturing, selling or marketing our products. Claims of intellectual property infringement also may require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Claims that our technology or products infringe on intellectual property rights could be costly, could cause reputational injury and would divert the attention of management and key personnel, which in turn could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        United States.    At September 30, 2009, we owned a total of approximately 3.25 million square feet, and leased approximately 2.55 million square feet, of administrative, manufacturing, warehouse and distribution space in various locations in the United States and its territories. At September 30, 2009, we operated 442 Vitamin World retail locations in 44 states in the United States, Guam, Puerto Rico and the Virgin Islands. Generally, we lease retail properties for five to ten years at varying annual base rents and percentage rents if sales exceed a specified amount. The Vitamin World retail stores have an average of approximately 1,230 square feet.

        UK/Ireland.    Holland & Barrett owns a 281,000 square foot administrative, manufacturing and distribution facility and a 100,500 square foot manufacturing facility in Burton, UK. Julian Graves leases a 60,000 square foot distribution, administration and packaging facility in Kingswinford, UK. Solgar leases 50,000 square feet of administrative and distribution space in Tring, UK, including a facility we newly leased in fiscal 2009. We lease all but one of our 943 Holland & Barrett, GNC (UK), Julian Graves and Nature's Way retail stores for terms varying between five and 35 years at varying annual base rents. Fourteen Holland & Barrett, three GNC (UK) and 59 Julian Graves stores are subject to percentage rents if sales exceed a specified amount. Holland & Barrett stores have an average of approximately 980 square feet, Nature's Way stores have an average of approximately 708 square feet; the GNC (UK) stores have an average of approximately 965 square feet, and the Julian Graves stores have an average of approximately 717 square feet. In fiscal 2009, we leased a 43,000 square foot mixed use facility in Staffordshire, UK.

        Netherlands.    De Tuinen leases a 71,400 square foot administrative and distribution facility in Beverwijk. De Tuinen leases locations for 80 retail stores on renewable five-year terms at varying annual base rents. Of these, 61 are operated as company stores, 17 are sub-leased to, and operated by, franchisees, and two are operated by franchisees who lease directly from a third party landlord. No De Tuinen store is subject to percentage rents. De Tuinen stores are an average of approximately 1,530 square feet.

        Canada.    SISU leased a 34,000 square foot facility in Burnaby, British Columbia, for packaging, storing, manufacturing and distributing vitamins, and for administrative offices. In July 2009, SISU relocated its manufacturing operations to Manitoba, and on October 3, 2009, SISU relocated its packaging operations to Manitoba. SISU intends to relocate its administrative offices, warehousing and distribution operations to another facility in Burnaby, British Columbia during fiscal 2010. At September 30, 2009, Le Naturiste leased a 40,000 square foot administrative facility, consisting of approximately 14,000 square feet of administrative offices and 26,000 square feet of warehouse space, in Montreal, Canada, and 86 retail locations throughout Canada. Le Naturiste stores each have an average of approximately 769 square feet. Generally, the Le Naturiste stores are leased for one to five years at varying annual base rents and percentage rents if sales exceed a specified amount. Vita Health leases approximately 34,500 square feet of administrative and warehouse space, and owns a 185,000 square foot manufacturing, packaging and distribution building, in Winnipeg, Manitoba.

        The following is a listing, as of September 30, 2009, of all material properties (excluding retail locations and de minimis administrative or sales office locations) that we own or lease. We are required to pay real estate and maintenance costs relating to most of our leased properties.

Owned Properties

Location	Type of Facility	Approx. Sq. Feet
United States:
Prescott, AZ	Administration, Manufacturing & Distribution	65,000
Bohemia, NY	Administration, Manufacturing & Packaging	169,000
Bohemia, NY	Manufacturing	80,000
Bohemia, NY	Manufacturing	75,000
Bohemia, NY	IT	62,000
Holbrook, NY	Administration & Distribution	230,000
Holbrook, NY	Packaging & Engineering	108,000
N. Amityville, NY	Manufacturing & Office	48,000
Ronkonkoma, NY	Administration	110,000
Bayport, NY	Administration	12,000
Bayport, NY	Manufacturing	161,500
Murphysboro, IL	Warehousing	62,000
Carbondale, IL	Administration, Packaging & Distribution	77,000
Carbondale, IL	Administration	15,000
South Plainfield, NJ	Administration & Manufacturing	68,000
Boca Raton, FL	Administration	58,000
Boca Raton, FL	Manufacturing	84,000
Boca Raton, FL	Distribution	100,000
Deerfield Beach, FL	Packaging	157,000
Augusta, GA(1)	Warehousing	400,000
Hazleton, PA	Distribution	420,000
Wilson, NC	Manufacturing	125,000
Canada:
Winnipeg, Manitoba	Administration, Manufacturing, Packaging, Distribution	185,000
United Kingdom:
Burton	Administration, Manufacturing & Distribution	281,000
Burton	Administration & Manufacturing	100,500

	Total approximate square feet owned	3,253,000

(1)
During the first eight months of fiscal 2009, we leased all but 15,000 square feet of storage space to an unaffiliated third party.

 Leased Properties

Location	Type of Facility	Approx. Sq. Feet
United States:
Bohemia, NY	Administration & Warehousing (term–2020)	110,000
Ronkonkoma, NY(2)	Administration & Distribution (term–October 2009)	130,000
Ronkonkoma, NY	Warehousing (term–2014)	75,000
Murphysboro, IL	Warehousing (term–2012)	30,000
Leonia, NJ	Administration & Manufacturing (term–2011)	59,000
Leonia, NJ	Warehousing, Packaging, Offices (term–2012)	18,500
Lyndhurst, NJ	Administration, & Packaging (term–2017)	130,000
South Plainfield, NJ	Manufacturing, Packaging & Distribution (term–2013)	40,000
Anaheim, CA	Administration, Manufacturing & Distribution (term–2013)	286,000
Anaheim, CA	Manufacturing (term–2013)	64,000
Carson/Gardena, CA	Distribution (term–May 2010)	10,600
Boca Raton, FL(3)	Warehousing (term–August 2010)	60,000
Piscataway, NJ	Warehousing (term–2012)	15,000
Sparks, NV	Distribution (term–2014)	202,000
Bentonville, AR	Sales Office (term–2011)	4,200
Duluth, GA	Distribution (term–2011)	32,000
Fargo, ND	Administration (term–2011)	5,700
Carson, CA	Administration, Manufacturing, Packaging & Distribution (term–2014)	268,000
Carson, CA	Manufacturing, Packaging & Distribution (term–2014)	204,000
Carson, CA(4)	Administration & Warehousing (term–2010)	17,000
Carson, CA	Manufacturing, Packaging & Distribution (term–2012)	150,000
Garden Grove, CA	Manufacturing, Packaging & Distribution (term–2011)	140,000
Garden Grove, CA	Warehousing (term–2013)	54,000
Valencia, CA	Manufacturing & Distribution (term–2012)	20,500
Valencia, CA	Manufacturing & Distribution (term–2012)	32,000
Canada:
Burnaby, British Columbia	Administration, Manufacturing, Warehousing & Distribution (term–February 2010)	34,000
Montreal, Quebec	Administration and Warehousing (term–2018)	40,000
Winnipeg, Manitoba	Administration & Warehousing (term–2011)	34,500
People's Republic of China:
Beijing	Administration (term–July 2010)	4,900
Beijing	Warehousing (term–April 2010)	12,600
United Kingdom:
Kingswinford	Administration, Packaging & Warehouse (term–2020)	60,000
Nuneaton	Administration (term–2012)	8,300
Nuneaton	Administration & Distribution (term–September 2010)	8,000
Burton	Administration & Warehouse (term–2024)	43,000
Tring	Administration & Warehousing (term–2016)	50,000
Netherlands:
Beverwijk	Administration & Distribution (term–2013)	71,400

(2)
During fiscal 2009, we sublet almost 50% of this building to an unaffiliated third party. We remain in possession of a portion of this building on a temporary basis by agreement.
(3)
We currently sublease half this property to an unaffiliated subtenant.
(4)
Terminated October 1, 2009 by agreement.

Location	Type of Facility	Approx. Sq. Feet
New Zealand:
Auckland	Administration & Warehousing (term–2012)	4,800
South Africa:
Randburg	Administration & Warehousing (term–June 2012)	13,800
Spain:
Madrid	Administration & Distribution (term–Dec. 2011)	6,500

	Total approximate square feet leased	2,549,300

	Total approximate square feet owned and leased	5,802,300

Warehousing and Distribution

        We have approximately 4.46 million square feet dedicated to warehousing and distribution. This figure includes our facilities in Long Island, New York; Carbondale and Murphysboro, Illinois; Anaheim, Carson, Garden Grove, Valencia and Gardena, California; Augusta and Duluth, Georgia; South Plainfield, Piscataway, Lyndhurst and Leonia, New Jersey; Boca Raton and Deerfield Beach, Florida; Sparks, Nevada; Hazleton, Pennsylvania; Prescott, Arizona; Wilson, North Carolina; Burton, Kingswinford, Staffordshire and Tring, UK; Winnipeg, Manitoba, Montreal, Quebec, and Burnaby, British Columbia, Canada; Madrid, Spain; Randburg, South Africa; Auckland, New Zealand; Beverwijk, Netherlands and Bejing, China.

        Our domestic warehouse and distribution centers are integrated with our order entry systems so we typically ship out mail orders within 24 hours of their receipt. Once a customer's telephone, mail or internet order is completed, our computer system forwards the order to our distribution center, where all necessary distribution and shipping documents are printed to facilitate processing. Thereafter, the orders are prepared, picked, packed and shipped continually throughout the business day. We operate a proprietary, state-of-the-art, automated picking and packing system for frequently shipped items. We are capable of fulfilling 17,000 Direct Response/Puritan's Pride orders daily. A system of conveyors automatically routes boxes carrying merchandise throughout our primary Long Island distribution center for fulfillment of orders. Completed orders are bar-coded and scanned and the merchandise and ship date are verified and entered automatically into the customer order file for access by sales associates before shipment. We currently ship our US orders primarily through the United Parcel Service, Inc., serving domestic markets. In Canada, we currently use various common carriers for shipments, and we primarily use Global Mail for international markets. Holland & Barrett, GNC (UK) and Julian Graves use Parcelforce and ANC for deliveries in the UK, and Nature's Way uses the Irish postal service for deliveries in Ireland. De Tuinen uses Brakenhof for deliveries in the Netherlands.

        We currently distribute our products to our retail stores from our distribution centers through Company-owned trucks, as well as contract and common carriers in the United States, Canada, Ireland, Netherlands, New Zealand, China, South Africa, Spain and the UK. Deliveries are made directly to Vitamin World and Le Naturiste stores once per week or once every other week, depending on the needs at various store locations. Deliveries are made directly to Company-owned and operated Holland & Barrett, GNC (UK), Julian Graves, Nature's Way, and De Tuinen stores once or twice per week, depending on each store's inventory requirements. In addition, we ship products overseas in pallet amounts and by container loads. We also operate additional distribution centers in Burton, Staffordshire and Tring, UK; Madrid, Spain; Auckland, New Zealand; Randburg, South Africa; Beverwijk, Netherlands; and Beijing, China.

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

Item 3.    Legal Proceedings

Prohormone Products

        In March 2004, a putative class-action lawsuit, captioned Jerry Beidler v. MET-Rx USA, Inc, was filed in New Jersey Superior Court, Mercer County, against MET-Rx USA, Inc. ("Met-Rx"), a subsidiary of the Company, claiming that the advertising and marketing of certain prohormone supplements were false and misleading and that plaintiff and the putative class of New Jersey purchasers of these products were entitled to damages and injunctive relief. Because these allegations were virtually identical to allegations made in a putative nationwide class-action previously filed against Met-Rx in California (in an action styled Eric Ayala v. MET-Rx USA, Inc. et. al.), we moved in 2004 to dismiss or stay the New Jersey action pending the outcome of the California action. The motion was granted, and the New Jersey action is stayed at this time. The California action against Met-Rx was dismissed in 2008.

Nutrition Bars

        Our subsidiary, Rexall Sundown, Inc. ("Rexall"), and certain of its subsidiaries, are defendants in a class-action lawsuit, captioned Jamie Pesek, et al. v. Rexall Sundown, Inc., et al., brought in California Superior Court, County of San Francisco in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. We have defended this action vigorously. Since December 2007, with Rexall's and the other defendants' renewed motion for judgment on the pleadings pending, the Court has stayed the case for all purposes, pending rulings on relevant cases before the California Supreme Court. Although the California Supreme Court has resolved some of those cases, others remain pending as of this date. Accordingly, the case remains stayed. Most recently, the Court held a case-management conference on August 5, 2009, at which the parties requested, and the Court agreed, to keep the stay in place for at least another six months. We anticipate that the Court will hold another conference in early 2010. Based upon the information currently available, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

Claims in the Ordinary Course

        In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability, intellectual property and Proposition 65 claims) arise in the ordinary course of our business. We believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on our consolidated financial condition or results of operations, if adversely determined against us. See Item 1, "Business—Government Regulation," for a discussion of these matters.

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

	Fiscal Year Ended September 30, 2009
	High	Low
First Quarter ended December 31, 2008	$29.98	$13.10
Second Quarter ended March 31, 2009	$19.26	$12.22
Third Quarter ended June 30, 2009	$28.95	$13.74
Fourth Quarter ended September 30, 2009	$40.46	$27.03

	Fiscal Year Ended September 30, 2008
	High	Low
First Quarter ended December 31, 2007	$41.40	$25.31
Second Quarter ended March 31, 2008	$32.62	$20.85
Third Quarter ended June 30, 2008	$36.94	$25.97
Fourth Quarter ended September 30, 2008	$37.26	$26.93

        On November 24, 2009, there were approximately 437 record holders of our common stock. We believe that there were approximately 40,514 beneficial holders of our common stock as of November 24, 2009.

        As required by applicable NYSE listing rules, on March 13, 2009, following our 2009 Annual Meeting of Stockholders, our Chairman and Chief Executive Officer submitted to the NYSE a certification that he was not aware of any violation by the Company of NYSE corporate governance listing standards.

Dividend Policy

        We have not paid any cash dividends on our Common Stock since our incorporation. Future determination as to the payment of cash or stock dividends will depend upon our results of operations, financial condition, capital requirements, restrictions contained in our Amended and Restated Credit Agreement, dated July 25, 2008, as amended (the "Amended Credit Agreement"), limitations contained in the indenture governing our 7 1/8% Senior Subordinated Notes due 2015 (the "Indenture"), and such other factors as our Board of Directors considers appropriate.

        The Amended Credit Agreement prohibits our paying dividends or making any other distributions to our stockholders, subject to some exceptions. The Indenture similarly prohibits our paying dividends or making any other distributions to our stockholders, subject to some exceptions. Furthermore, except as expressly permitted in the Indenture, our subsidiaries are not permitted to invest in the Company, although the Amended Credit Agreement and the Indenture do permit our subsidiaries to pay us dividends.

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

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The Company did not make any purchases of NBTY Common Stock during the fourth quarter of fiscal 2009.

Five-year Financial Performance Graph: 2004-2009

        The annual changes for the five-year period shown in the below graph are based on the assumption that $100 was invested in NBTY, Inc. stock, The NYSE Composite Index and The NYSE Healthcare Index on September 30, 2004, and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that these investments would have on September 30, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among NBTY, Inc., The NYSE Composite Index
And The NYSE Healthcare Index

Item 6.    Selected Financial Data

        The following table sets forth the selected financial data derived from the audited financial statements of the Company. For additional information, see the consolidated financial statements of the Company and the notes thereto. The selected historical financial data of the Company also should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this Report.

	Fiscal Years Ended September 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Selected Income Statement Data:
Net sales	$2,581,950	$2,179,469	$2,014,506	$1,880,222	$1,737,187

Costs and expenses:
Cost of sales	1,458,437	1,102,169	966,784	992,197	895,644
Advertising, promotion and catalog	110,098	140,479	120,126	103,614	108,005
Selling, general and administrative	737,786	700,209	619,995	598,742	588,166
IT project termination costs	11,718	—	—	—	—
Trademark/goodwill impairment	—	—	—	10,450	7,686

Income from operations	263,911	236,612	307,601	175,219	137,686
Interest expense	(34,882)	(18,639)	(16,749)	(25,924)	(26,475)
Miscellaneous, net	(61)	13,067	13,124	3,532	8,051

Income before provision for income taxes	228,968	231,040	303,976	152,827	119,262
Provision for income taxes	83,239	77,889	96,044	41,042	41,125

Net income	$145,729	$153,151	$207,932	$111,785	$78,137

Per Share Data:
Net income per share:
Basic	$2.36	$2.42	$3.09	$1.66	$1.16
Diluted	$2.30	$2.33	$3.00	$1.62	$1.13
Weighted average common shares outstanding:
Basic	61,718	63,386	67,268	67,199	67,162
Diluted	63,236	65,739	69,404	69,130	69,137
Selected Balance Sheet Data:
Working Capital	$674,439	$573,402	$564,952	$391,713	$475,728
Total assets	1,960,221	1,936,358	1,534,935	1,304,310	1,482,302
Long-term debt, net of current portion	437,629	538,402	210,106	191,045	428,204
Total stockholders' equity	1,127,825	998,196	1,055,970	839,432	716,055

        Operating results in all periods presented reflect the impact of acquisitions. The timing of those acquisitions and the changing mix of businesses as acquired companies are integrated into the Company may affect the comparability of results from one period to another. See Note 3 to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this Report.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts are in thousands, unless otherwise noted.)

        Readers are cautioned that certain statements contained herein are forward-looking statements and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements" on page 1. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. This discussion also should be read in conjunction with the notes to our consolidated financial statements contained in Item 8, "Financial Statements and Supplementary Data," of this Report.

Background

        We are a leading global vertically integrated manufacturer, marketer and retailer of a broad line of high quality, value-priced nutritional supplements in the United States and throughout the world. We market approximately 25,000 products under numerous brands, including Nature's Bounty®, Ester-C®, Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, Flex-A-Min®, SISU®, Knox®, Sundown®, Rexall®, Pure Protein®, Body Fortress®, WORLDWIDE Sport Nutrition®, Natural Wealth®, Puritan's Pride®, Holland & Barrett®, GNC (UK)®, Physiologics®, Le Naturiste®, De Tuinen®, Julian Graves® and Vitamin World®. We have continued to grow through our marketing practices and through a series of strategic acquisitions. Since 1986, we have acquired and successfully integrated approximately 30 companies or businesses engaged in the manufacturing, retail and direct response sale of nutritional supplements, including:

    •
    Fiscal 1997: Holland & Barrett;

    •
    Fiscal 1998: Nutrition Headquarters Group;

    •
    Fiscal 2000: Nutrition Warehouse Group;

    •
    Fiscal 2001: Global Health Sciences (the "Global Group"), NatureSmart and Nature's Way;

    •
    Fiscal 2002: Healthcentral.com, Knox NutraJoint®, and Synergy Plus® product lines/operations;

    •
    Fiscal 2003: Rexall Sundown Inc., Health and Diet Group Ltd. ("GNC (UK)"), FSC Wholesale, and the De Tuinen chain of retail stores;

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
    Fiscal 2007: Ester-C® (formerly Zila Nutraceuticals, Inc.); and

    •
    Fiscal 2008: Doctor's Trust, Leiner Health Products, Inc. ("Leiner") and Julian Graves.

        We market our products through four distribution channels:

    •
    Wholesale/US Nutrition—This segment is comprised of several divisions, each targeting specific market groups which include mass market retailers, supermarkets and drug store chains, club stores, pharmacies, health food stores, bulk and international customers, wholesalers and distributors.

    •
    North American Retail—This segment generates revenue through its 442 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its Canadian operation of 86 owned and operated Le Naturiste stores.

    •
    European Retail—This segment generates revenue through its 537 Holland & Barrett stores, 351 Julian Graves stores and 31 GNC stores in the UK, 80 De Tuinen stores, which includes 19 franchise locations, in the Netherlands and 24 Nature's Way stores in Ireland. In addition, Holland & Barrett has nine franchise locations in South Africa, which we include in this segment. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

    •
    Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the internet. Catalogs are strategically mailed to customers who order by mail, internet, or phone.

Significant Acquisitions

Leiner

        On July 14, 2008, we acquired substantially all the nutritional supplement assets of Leiner Health Products, Inc. for approximately $376.4 million. The acquisition received the approval of the bankruptcy court overseeing the Leiner Estate. The purchase price was funded primarily by the use of our existing $325 million revolving credit facility, as well as cash on hand.

        We believe the acquisition, which included Leiner's US store brand vitamins, minerals and supplements products and the outstanding capital stock of Vita Health Products, Inc., Leiner's Canadian subsidiary, enhanced our leadership position in the wholesale market sector and strengthened our ability to provide continuous product supply to our customers. The acquisition also expanded our manufacturing capabilities with the addition of four facilities in California, one in North Carolina and one in Canada.

Julian Graves

        On September 16, 2008, we acquired Julian Graves, an independent retailer of nuts, fruits and confectionaries, for approximately $25 million. Julian Graves has a network of 351 stores throughout the UK and Ireland.

        In September 2008, the UK Office of Fair Trading commenced an investigation under the merger control provisions of the Enterprise Act 2002 into our acquisition of Julian Graves. In March 2009, this investigation was referred to the UK Competition Commission for potential anti-trust implications. On August 20, 2009, the UK Competition Commission unconditionally approved the acquisition. We incurred approximately $5.5 million in legal and expert costs, which were included in selling, general and administrative expenses, in connection with this investigation. See, Selling, General and Administrative Expenses, below.

Critical Accounting Estimates and Policies

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These judgments can be subjective and complex, and consequently actual results could differ materially from those estimates and assumptions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As with any set of assumptions and estimates, there is a range of reasonably likely amounts that may be reported.

        The following critical accounting policies have been identified as those that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition:

        We recognize product revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement to deliver a product, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. The delivery terms for most sales within the Wholesale and Direct Response segments are F.O.B. destination. Generally, title and risk of loss transfer to the customer at the time the product is received by the customer. With respect to our retail store operations, we recognize revenue upon sale of products to customers. Net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional program incentive allowances.

Allowance for sales returns:

        Estimates for sales returns are based on a variety of factors, including actual return experience of specific products or similar products. We are able to make reasonable and reliable estimates of product returns based on our 38 year history in this business. We also review our estimates for product returns based on expected return data communicated to us by customers. Additionally, we monitor the levels of inventory at our largest customers to avoid excessive customer stocking of merchandise. Allowances for returns of new products are estimated by reviewing data of any prior relevant new product introduction return information. We also monitor the buying patterns of the end-users of our products based on sales data received by our retail outlets in North America and Europe. Historically, the difference in the amount of actual returns compared to our estimate has not been significant.

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

Long-Lived Assets:

        We evaluate the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We consider the following to be some examples of important indicators that may trigger an impairment review: (i) a history of cash flow loses at retail stores; (ii) significant changes in the manner or use of the acquired assets in our overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in our stock price for a sustained period of time; and (vi) regulatory changes.

        Goodwill and indefinite-lived intangibles are tested for impairment annually, or more frequently if impairment indicators are present. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. These evaluations require the use of judgment as to the effects of external factors and market conditions on our operations, and they require the use of estimates in projecting future operating results. If actual external conditions or future operating results differ from our judgments, impairment charges may be necessary to reduce the carrying value of the subject assets. The estimated fair value of an asset could vary, depending upon the different valuation methods employed, as well as assumptions made. This may result in an impairment of the intangible assets and/or goodwill. An impairment charge would reduce operating income in the period it was determined that the charge was needed. We test goodwill annually as of September 30, the last day of our fourth fiscal quarter, unless an event occurs that would cause us to believe the value is impaired at an interim date. No impairment adjustments were deemed necessary as a result of the September 30, 2009, 2008 and 2007 goodwill and indefinite-lived intangible assets impairment testing. We use a combination of the income and market approaches to estimate the fair value of our reporting units. A 10% change in the estimate of fair value would not impact our assessment.

Stock-based compensation:

        We record the fair value of stock-based compensation awards as an expense over the vesting period on a straight-line basis. To determine the fair value of stock options on the date of grant, we apply the Black-Scholes-Merton option-pricing model, including an estimate of forfeitures. Inherent in this model are assumptions related to expected stock-price volatility, risk-free interest rate, expected life and dividend yield. Expected stock-price volatility is based on the historical daily price changes of the underlying stock which are obtained from public data sources. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. We use historical data to estimate expected dividend yield, expected life and forfeiture rates.

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

Accruals for Litigation and Other Contingencies:

        We are subject to legal proceedings, lawsuits and other claims related to various matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We determine the amount of reserves needed, if any, for each individual issue based on our knowledge and experience and discussions with legal counsel. These reserves may change in the future due to new developments in each matter (including the enactment of new laws), the ultimate resolution of each matter or changes in approach, such as a change in settlement strategy. In some instances, we may be unable to make a reasonable estimate of the liabilities that may result from the final resolution of certain contingencies disclosed and accordingly, no reserve is recorded until such time that a reasonable estimate may be made.

Results of Operations

        Operating results in all periods presented include the results of acquired businesses from the date of acquisition. The timing of those acquisitions and the changing mix of businesses as acquired companies are integrated may affect the comparability of results from one period to another.

        The following table sets forth for the periods indicated, the consolidated statements of income expressed as a percentage of total net sales. Percentages may not add due to rounding.

	Fiscal year ended September 30,
	2009	2008	2007
Net sales	100%	100%	100%

Costs and expenses:
Cost of sales	56.5%	50.6%	48.0%
Advertising, promotion and catalog	4.3%	6.4%	6.0%
Selling, general and administrative	28.6%	32.1%	30.8%
IT project termination costs	0.5%	—	—

	89.8%	89.1%	84.7%

Income from operations	10.2%	10.9%	15.3%

Other income (expense):
Interest	-1.4%	-0.9%	-0.8%
Miscellaneous, net	0.0%	0.6%	0.7%

	-1.4%	-0.3%	-0.2%

Income before provision for income taxes	8.9%	10.6%	15.1%
Provision for income taxes	3.2%	3.6%	4.8%

Net income	5.6%	7.0%	10.3%

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008

  Net Sales

        Net sales by segment for fiscal 2009 as compared to the fiscal year ended September 30, 2008 ('fiscal 2008") were as follows:

	Net Sales by Segment Fiscal year ended September 30,
	2009		2008
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale/US Nutrition	$1,557,089	60.3%	$1,160,486	53.2%	$396,603	34.2%
North American Retail	201,878	7.8%	208,014	9.5%	(6,136)	-2.9%
European Retail	601,574	23.3%	600,463	27.6%	1,111	0.2%
Direct Response/E-Commerce	221,409	8.6%	210,506	9.7%	10,903	5.2%

Net sales	$2,581,950	100.0%	$2,179,469	100.0%	$402,481	18.5%

  Wholesale/US Nutrition

        Net sales for the Wholesale/US Nutrition segment increased $396,603 or 34.2% to $1,557,089 for the fiscal year ended September 30, 2009. This increase was due to higher net sales of domestic private label products, which increased $361,326 primarily resulting from our acquisition of Leiner and a re-allocation of shelf space at a major customer. The remaining increase was due to increased revenue from existing customers, new product introductions and promotions. Some of the major brands in this segment include Nature's Bounty®, Solgar®, Osteo Bi-Flex®, Sundown® and Ester-C®. Collectively, net sales of these brands increased $6,433 in fiscal 2009 compared to fiscal 2008. Net sales from our sports nutrition brands in this segment (such as WORLDWIDE Sport Nutrition®, Pure Protein® and Met-Rx®) increased $25,308 over the prior year. In addition, our wholesale net sales to international customers increased $32,163 in fiscal 2009 as compared to fiscal 2008 due to net sales from Vita Health Inc., the Leiner Canadian subsidiary. Net sales of all other brands decreased $28,626 due primarily to a re-allocation of shelf space at a major customer.

        We continue to adjust shelf space allocation among our numerous wholesale brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition's position in the mass marketplace. Wholesale/US Nutrition continues to leverage valuable consumer sales information obtained from our Vitamin World retail stores and Puritan's Pride Direct Response/E-Commerce operations to provide our mass-market customers with data and analyses to drive mass-market sales.

        We use targeted promotions to grow overall sales. Promotional programs and rebates were $174,731, or 9.9% of sales for fiscal 2009 as compared to $125,013, or 9.6% of sales for fiscal 2008. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were $31,514 or 1.8% of sales for fiscal 2009 as compared to $21,506 or 1.6% of sales for fiscal 2008. The product returns for fiscal 2009 and fiscal 2008 were mainly attributable to returns in the ordinary course of business. We expect sales returns relating to normal operations to trend at approximately 2% of Wholesale/US Nutrition sales in future periods.

        One customer, Wal-Mart, represented 30% and 22% of the Wholesale/US Nutrition segment's net sales for fiscal 2009 and 2008, respectively. It also represented 18% and 12% of the Company's consolidated net sales for fiscal years 2009 and 2008, respectively. The loss of this customer, or any of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace such customer.

  North American Retail

        Net sales for this segment decreased $6,136 or 2.9% to $201,878 for fiscal 2009. Sales for stores open more than one year (same store sales) decreased 2%, representing $4,236 of the overall decline in net sales. This decline in net sales is partially attributable to a shift in our Vitamin World stores strategy from reliance on promotional discounting to drive sales to an everyday low price for our customers.

        The following is a summary of North American Retail store activity for the fiscal years ended September 30, 2009 and 2008:

North American Retail stores:	Fiscal 2009	Fiscal 2008
Vitamin World
Open at beginning of the period	441	457
Opened during the period	9	8
Closed during the period	(8)	(24)
Open at end of the period	442	441
Le Naturiste
Open at beginning of the period	81	80
Opened during the period	6	1
Closed during the period	(1)	—
Open at end of the period	86	81
Total North American Retail
Open at beginning of the period	522	537
Opened during the period	15	9
Closed during the period	(9)	(24)
Open at end of the period	528	522

        We anticipate opening up to 20 additional Vitamin World stores and three Le Naturiste stores during fiscal 2010. We also continually evaluate when and whether to close underperforming retail stores. There are 105 Vitamin World retail store leases and 27 Le Naturiste retail store leases due to expire in fiscal 2010.

  European Retail

        Net sales for this segment increased $1,111 or 0.2% to $601,574 for fiscal 2009. Overall, European Retail net sales were negatively affected by unfavorable foreign currency translation which was offset by increased net sales from the acquisition of Julian Graves and additional stores opened during fiscal 2009. Same store sales in US dollars decreased 20.2% or $118,231 as compared to fiscal 2008. In local currency, same store sales increased 1.5% as compared to fiscal 2008. In addition, the acquisition of Julian Graves at the end of fiscal 2008 contributed an increase in net sales of $107,662, as compared to its post-acquisition net sales of $4,890 during the last 14 days of fiscal 2008.

        The following is a summary of European Retail store activity for the fiscal years ended September 30, 2009 and 2008:

European Retail stores:	Fiscal 2009	Fiscal 2008
Company-owned stores
Open at beginning of the period	975	604
Opened during the period	28	21
Acquired during the period	3	350
Closed during the period	(2)	—
Open at end of the period	1,004	975
Franchised stores
Open at beginning of the period	22	22
Opened during the period	9	—
Closed during the period	(3)	—
Open at end of the period	28	22
Total company-owned and franchised stores
Open at beginning of the period	997	626
Opened during the period	37	21
Acquired during the period	3	350
Closed during the period	(5)	—
Open at end of the period	1,032	997

        We anticipate opening an additional 41 stores during fiscal 2010. We also continually evaluate when and whether to close underperforming retail stores. There are 42 Holland & Barrett store leases, 23 Julian Graves store leases, 20 De Tuinen store leases, and four GNC (UK) store leases due to expire in fiscal 2010. In addition, we are considering whether to renew 36 Holland & Barrett store leases, 33 Julian Graves store leases, and three GNC (UK) store leases, which expired in prior fiscal years.

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased $10,903 or 5.2% for fiscal 2009. The average order size increased approximately 18% for fiscal 2009 as compared to fiscal 2008. On-line net sales comprised 47% of this segment's net sales for fiscal 2009 as compared to 44% for fiscal 2008. We remain the vitamin and nutritional supplements leader in the direct response and e-commerce sectors and continue to increase the number of products available via our catalog and websites.

        This division continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical results reflect this pattern and therefore this division should be viewed on an annual, and not quarterly, basis.

  Gross Profit

        Gross profit as a percentage of net sales by segment for fiscal 2009 as compared to the prior comparable period was as follows:

	Gross Profit by Segment Fiscal year ended September 30,
	2009		2008
Segment	Gross Profit	% of sales	Gross Profit	% of sales	$ change	Gross Profit change
Wholesale/US Nutrition	$477,027	30.6%	$446,497	38.5%	$30,530	-7.8%
North American Retail	135,330	67.0%	131,719	63.3%	3,611	3.7%
European Retail	374,507	62.3%	378,106	63.0%	(3,599)	-0.7%
Direct Response/E-Commerce	136,649	61.7%	120,978	57.5%	15,671	4.2%

Gross Profit	$1,123,513	43.5%	$1,077,300	49.4%	$46,213	-5.9%

        The Wholesale/US Nutrition segment's gross profit percentage decreased to 30.6% for fiscal 2009 as compared to 38.5% for fiscal 2008. The decline in gross margin was mainly due to a larger concentration of sales of private label products which traditionally have a lower margin. In addition, higher raw material costs for certain products that were not offset by higher prices charged to customers as well as the integration of the Leiner operations negatively impacted the gross margin for the first half of fiscal 2009.

        The increase in the North American Retail segment's gross profit percentage to 67.0% for fiscal 2009 as compared to 63.3% for fiscal 2008 reflects a shift in promotional strategy as well as a focus on rationalizing SKU's and store modernization. The increase in the Direct Response/E-Commerce segment's gross profit percentage to 61.7% for fiscal 2009 as compared to 57.5% for fiscal 2008 reflects a decrease in promotional activity.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses by segment for fiscal 2009 as compared with the prior fiscal year were as follows:

	Fiscal year ended September 30,
	2009	2008	$ Change	% Change
Wholesale/US Nutrition	$73,346	$92,316	$(18,970)	-20.5%
North American Retail	8,157	5,903	2,254	38.2%
European Retail	11,826	12,970	(1,144)	-8.8%
Direct Response/E-Commerce	16,289	28,891	(12,602)	-43.6%
Corporate	480	399	81	20.3%

Total	$110,098	$140,479	$(30,381)	-21.6%

Percentage of net sales	4.3%	6.4%

        The decrease in the Wholesale/US Nutrition segment's advertising is due to a decrease in television and radio campaigns of $7,376 as well as a decrease in magazine and newspaper advertising of $10,179 for some of our leading brands. The increase in the North American Retail segment's advertising relates to new promotions through free standing inserts in newspapers and magazines of $1,977. The decrease in the European Retail segment's advertising is attributable to the effect of currency translation. In local currency, European Retail advertising increased 16% related to television campaigns. In the UK and Ireland, both Holland & Barrett and Nature's Way advertise on television and in national newspapers. GNC (UK) and De Tuinen also advertise in newspapers. The decrease in the Direct Response/E-Commerce advertising expense is due to a decrease of $4,069 in catalog costs as a result of fewer catalogs in circulation as well as a decrease in postcard mailings and internet advertising of $6,352 as compared to fiscal 2008.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") by segment for the fiscal year ended September 30, 2009 as compared to the prior comparable period were as follows:

	Fiscal year ended September 30,
	2009	2008	$ Change	% Change
Wholesale/US Nutrition	$223,020	$195,987	$27,033	13.8%
North American Retail	123,453	128,632	(5,179)	-4.0%
European Retail	270,634	243,195	27,439	11.3%
Direct Response/E-Commerce	55,800	63,890	(8,090)	-12.7%
Corporate	64,879	68,505	(3,626)	-5.3%

Total	$737,786	$700,209	$37,577	5.4%

Percentage of net sales	28.6%	32.1%

        Certain expenses historically included in the Corporate segment have been re-allocated to other operating segments. Specifically, certain shipping, advertising and information technology costs have been re-allocated in fiscal 2009 to the Wholesale/US Nutrition, North American Retail and Direct Response/E-Commerce segments on a percentage of sales basis. The prior year amounts have been reclassified to conform to the current year presentation.

        The Wholesale/US Nutrition's SG&A increased $27,033 for fiscal 2009 as compared to fiscal 2008. This increase is the result of increased freight costs of $9,163, which remained constant at 2.4% as a percentage of sales. In addition, payroll and related costs increased $5,634 due in part to the expanded operations from the Leiner acquisition. Corporate allocations, which consist of certain shipping, advertising and information technology related costs, increased $7,603 as compared to fiscal 2008 as a result of this segment's increased percentage of overall sales.

        The decrease in SG&A in the North American Retail segment is the result of cost reduction efforts across substantially all expense categories. In addition, fiscal 2008 included an asset impairment charge of $776, which did not recur in fiscal 2009.

        The European Retail's SG&A increased $27,439 as compared to fiscal 2008 primarily due to the acquisition of Julian Graves which increased SG&A costs $61,569 as compared to fiscal 2008. In addition, legal costs of $5,484 were incurred during fiscal 2009 in connection with the review of the Julian Graves acquisition by the Competition Commission in the UK. These increases were partially offset by a decrease due to foreign currency translation. In local currency, and excluding the impact of the Julian Graves acquisition, SG&A costs increased approximately 9% due to increased occupancy expenses.

        The Direct Response/E-Commerce SG&A decreased $8,090 due to a reduction in outside consulting services, primarily technology related, of $3,051 as well as decreases across substantially all expense categories due in part to the staff reorganization of this segment during the first quarter of fiscal 2009.

  IT Project Termination Costs

        During fiscal 2009, management determined that certain information technology projects relating to the Direct Response/E-Commerce, North American Retail and European Retail segments would be terminated as they were determined to be ineffective and uneconomical. As a result, we recorded a charge for previously capitalized software configuration and other related costs of $18,773, of which $7,055 was recovered in the fourth quarter due to favorable negotiations with a service provider associated with this project.

  Interest Expense

        Interest expense increased $16,243 to $34,882 for fiscal 2009 as compared to $18,639 for fiscal 2008 primarily due to the borrowings outstanding under the $300,000 term loan entered into during the fourth quarter of fiscal 2008 in connection with the Leiner acquisition.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

	Fiscal year ended September 30,
	2009	2008	$ Change
Foreign exchange (losses) gains	$(3,595)	$3,038	$(6,633)
Investment income	1,134	8,016	(6,882)
Rental income	1,650	1,743	(93)
Other	750	270	480

Total	$(61)	$13,067	$(13,128)

        Miscellaneous, net decreased primarily due to unrealized foreign exchange losses on intercompany balances for fiscal 2009 associated with the strengthening of the US dollar against the British pound and Canadian dollar as compared to unrealized foreign exchange gains in fiscal 2008, as well as lower investment income earned on lower cash and investment balances.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for fiscal 2009 was 36.4%, compared to 33.7% in the prior fiscal year. The fiscal 2009 effective tax rate is higher than the fiscal 2008 effective tax rate due to higher state income taxes resulting from an increase in domestic income and losses attributable to certain foreign subsidiaries for which no benefit has been recognized.

Fiscal 2008 Compared to Fiscal Year Ended September 30, 2007

  Net Sales

        Net sales by segment for the fiscal year ended September 30, 2008 as compared to the fiscal year ended September 30, 2007 ("fiscal 2007") were as follows:

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

  Wholesale/US Nutrition

        Net sales for the Wholesale/US Nutrition segment increased $183,672 or 18.8% to $1,160,486 for the fiscal year ended September 30, 2008. This increase included net sales of $93,365 from our acquisition of Leiner during fiscal 2008. The increase in net sales, excluding Leiner, was $90,307 or 9.2%. This increase was primarily due to increased revenue from existing customers, new product introductions and promotions. Some of the major brands in this segment include Nature's Bounty®, Solgar®, Osteo Bi-Flex®, Sundown® and Rexall®. Collectively, net sales of these brands in this wholesale segment increased $37,750 in fiscal 2008 compared to fiscal 2007. Net sales from our sports nutrition brands increased $27,584 over the prior year. In addition, our wholesale net sales to international customers increased $14,378 in fiscal 2008 as compared to fiscal 2007. During fiscal 2008, we continued to adjust shelf space allocation among the various brands in our wholesale division to provide the best overall product mix to our retail customers and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition's position in the mass marketplace during 2008.

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

        One customer, Wal-Mart, represented 22% and 18% of the Wholesale/US Nutrition segment's net sales for fiscal 2008 and 2007, respectively. It also represented 12% and 9% of the Company's consolidated net sales for fiscal years 2008 and 2007, respectively. The loss of this customer, or any of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace such customer.

  North American Retail

        Net sales for this segment decreased $15,421 or 6.9% to $208,014 for the fiscal year ended September 30, 2008. Sales for stores open more than one year (same store sales) decreased 4%, representing $7,327 of the overall decline in net sales. This decline in net sales was partially attributable to a shift in our Vitamin World stores strategy from reliance on promotional discounting to drive sales to an everyday low price for its customers. In addition, the sales decrease was due, in part, to 16 fewer Vitamin World stores operating at the end of fiscal 2008 as compared to fiscal 2007.

        The following is a summary of North American Retail store activity for the fiscal years ended September 30, 2008 and 2007:

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

  European Retail

        Net sales for this segment decreased $19,818, or 3.2% to $600,463 for fiscal 2008. The decrease in net sales was due to the difficult retail environment in the UK. Same store sales declined 6% or $35,388 in fiscal 2008 as compared to fiscal 2007. This decrease was partially offset by an increase from 21 additional stores open as of the end of fiscal 2008 as compared to fiscal 2007. In addition, the acquisition of Julian Graves on September 16, 2008 contributed net sales of $4,890 during fiscal 2008.

        The following is a summary of European Retail store activity for the fiscal years ended September 30, 2008 and 2007:

European Retail stores:	Fiscal 2008	Fiscal 2007
Company-owned stores
Open at beginning of the period	604	596
Opened during the period	21	11
Acquired during the period	350	—
Closed during the period	—	(3)
Open at end of the period	975	604
Franchised stores
Open at beginning of the period	22	21
Opened during the period	—	1
Closed during the period	—	—
Open at end of the period	22	22
Total company-owned and franchised stores
Open at beginning of the period	626	617
Opened during the period	21	12
Acquired during the period	350	—
Closed during the period	—	(3)
Open at end of the period	997	626

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

  Gross Profit

        Gross profit as a percentage of net sales by segment for the fiscal year ended September 30, 2008 as compared to the prior comparable period was as follows:

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

        The increase in the North American Retail segment's gross profit percentage to 63.3% for fiscal 2008 as compared to 59.4% for fiscal 2007 reflects a shift in promotional strategy as well as a focus on rationalizing SKU's and enhanced visual merchandising. The decrease in the European Retail segment's gross profit was due to lower sales volumes. The decrease in the Direct Response/E-Commerce segment's gross profit percentage to 57.5% for fiscal 2008 as compared to 59.7% for fiscal 2007 reflects the increase in promotional activity discussed under net sales above, which resulted in an increase in Direct Response/E-Commerce total gross profit dollars of $5,195 in fiscal 2008.

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

        The increase in the Wholesale/US Nutrition segment's advertising, promotions and catalogs was due to the increased advertising campaigns for some of our leading brands. During fiscal 2008, we increased television campaigns for our Ester-C®, Osteo Bi-Flex® and Flex-A-Min® brands. We create our own advertising materials through our in-house staff of advertising associates. The decrease in the North American Retail segment's advertising reflects the aforementioned shift in strategy to fewer promotional programs offered in fiscal 2008 as compared to fiscal 2007. In the UK and Ireland, both Holland & Barrett and Nature's Way advertise on television and in national newspapers. GNC (UK) and De Tuinen also advertise in newspapers. The increase in the Direct Response/E-Commerce advertising expense was due to increased internet marketing and advertising costs and additional catalogs mailed.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses by segment for the fiscal year ended September 30, 2008 as compared to the prior comparable period were as follows:

	Fiscal year ended September 30,
	2008	2007	$ Change	% Change
Wholesale/US Nutrition	$195,987	$160,039	$35,948	22.5%
North American Retail	128,632	128,486	146	0.1%
European Retail	243,195	224,220	18,975	8.5%
Direct Response/E-Commerce	63,890	53,641	10,249	19.1%
Corporate	68,505	53,609	14,896	27.8%

Total	$700,209	$619,995	$80,214	12.9%

Percentage of net sales	32.1%	30.8%

        Certain expenses historically included in the Corporate segment have been re-allocated to other operating segments. Specifically, certain shipping, advertising and information technology costs have been re-allocated to the Wholesale/US Nutrition, North American Retail and Direct Response/E-Commerce segments on a percentage of sales basis. Fiscal 2008 and 2007 amounts have been reclassified to conform to the fiscal 2009 presentation.

        The Wholesale/US Nutrition's SG&A increased $35,948 for fiscal 2008 as compared to fiscal 2007. This increase included approximately $5,300 of acquisition related integration costs for Leiner. Payroll and payroll related costs increased $6,686, of which $3,038 related to the Leiner operation. Freight costs increased $8,681, of which approximately $3,000 related to the Leiner operation, and the remaining increase related to additional shipments and higher fuel surcharges. Bad debt expense increased approximately $4,000 in fiscal 2008 as compared to fiscal 2007 reflecting the weak economic environment. Building related costs increased $3,900 and commissions to brokers increased $2,994.

        The European Retail's SG&A increased $18,975 due to an increase of $7,542 for occupancy expenses related to rent increases and new stores; an increase of $5,180 for payroll and payroll related expenses; and an increase of approximately $3,000 for SG&A costs relating to the recently acquired Julian Graves operations. The Direct Response/E-Commerce SG&A increased $10,249 due to an increase of $3,166 for payroll and payroll related expenses (including temporary labor), an increase of $2,860 for consultant fees primarily related to information technology infrastructure projects, and an increase in freight costs of $1,043 due to increased sales volume. The Corporate segment's SG&A increased $14,896 primarily due to an increase in payroll and payroll related costs (including temporary labor) of $13,108 for wage increases and bonuses, which includes approximately $2,718 for severance costs, in the form of stay-bonuses, associated with Leiner transitional associates. In addition, Corporate SG&A increased approximately $1,595 relating to information technology license agreements and $1,521 relating to insurance, which were partially offset by decreases in other categories.

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

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for fiscal 2008 was 33.7%, compared to 31.6% in the prior fiscal year. The fiscal 2008 effective tax rate was higher than the fiscal 2007 effective tax rate due to our decision in fiscal 2007 to reinvest a portion of our foreign earnings in a lower tax jurisdiction. The effective income tax rates are generally lower than the U.S. federal statutory rate, primarily due to the structure of our foreign subsidiaries.

        We file income tax returns in the US federal jurisdiction, and various state and foreign jurisdictions. Effective October 1, 2007, we adopted the FASB authoritative guidance relating to accounting for uncertainty in income taxes. In accordance with this guidance, we recognized a cumulative-effect adjustment of $3,025, increasing our liability for unrecognized tax benefits, interest and penalties and reducing the October 1, 2007 balance of retained earnings.

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

        On July 14, 2008, we acquired substantially all the nutritional supplement assets of Leiner for approximately $376,400. The purchase price was funded primarily by the use of our existing $325,000 revolving credit facility as well as cash on hand.

        On July 25, 2008, we amended the terms of our existing revolving credit facility to add a new $300,000 five-year term loan with an interest rate of LIBOR plus an applicable margin. The proceeds from the new term loan, plus available cash balances, were used to repay the borrowings outstanding under the existing revolving credit agreement. As of September 30, 2009, there were no borrowings outstanding under the revolving credit facility.

        The following table sets forth, for the periods indicated, cash balances, short-term investments and working capital:

	Fiscal year ended September 30,
	2009	2008	2007
Cash and cash equivalents at year end	$106,001	$90,180	$92,902
Investments (short-term)	$—	$—	$121,382
Working capital	$674,439	$573,402	$564,952

        The following table sets forth, for the period indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Fiscal year ended September 30,
	2009	2008	2007
Cash flow provided by operating activities	$136,937	$177,405	$240,996
Cash flow used in investing activities	$(27,992)	$(345,566)	$(228,665)
Cash flow (used in) provided by financing activities	$(91,716)	$174,601	$(12,211)
Inventory turnover	2.35	2.54	2.55
Days sales (Wholesale) outstanding in accounts receivable	37	38	38

        We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. Cash and cash equivalents held by our foreign subsidiaries are subject to US income taxes upon repatriation to the US We generally repatriate all earnings from our foreign subsidiaries where permitted under local law. However, during fiscal 2009 and 2007 we permanently reinvested a portion of our foreign earnings in a lower tax jurisdiction.

        At September 30, 2009, working capital was $674,439 as compared to $573,402 at September 30, 2008. The increase in working capital is due to higher inventory, accounts receivable and cash and cash equivalent balances.

        The overall decrease in cash provided by operating activities during fiscal 2009 as compared to fiscal 2008 was mainly attributable to a decrease in accrued inventory purchases at September 30, 2009 as compared to 2008. The accrued inventory purchases were higher at the end of fiscal 2008 in order to improve customer fulfillment levels at our wholesale division as we integrated Leiner's business.

        The overall decrease in cash provided by operating activities during fiscal 2008 as compared to fiscal 2007 of $63,591 was mainly attributable to a decrease in net income of $54,781 and an increase in working capital.

        Fiscal 2009 cash flows used in investing activities consisted primarily of purchases of property, plant and equipment, offset by an escrow refund in connection with the Leiner acquisition.

        Fiscal 2008 cash flows used in investing activities consisted primarily of cash paid for acquisitions of $394,532 and the purchase of property, plant and equipment of $49,097, offset by net proceeds from the sale of available-for-sale investments.

        Fiscal 2007 cash flows used in investing activities consisted primarily of the conversion of excess cash on hand to higher interest earning investments, purchases of property, plant and equipment, cash paid in the connection with the acquisition of Ester-C and cash held as collateral for a bank loan in the UK (see below).

        Fiscal 2009 cash flows provided by financing activities related to principal payments under long-term debt agreements and the revolving credit facility, as well as principal payments under capital lease obligations.

        Fiscal 2008 cash flows provided by financing activities consisted of proceeds from the Term Loan of $300,000 and net borrowings under the Revolving Credit Facility of $60,000, partially offset by the purchase of treasury stock of $188,432.

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

Debt Agreements

  Credit Agreement

        On July 25, 2008, we entered into a $625 million Amended and Restated Credit Agreement ("Credit Agreement"). The Credit Agreement consists of a $325 million revolving credit facility, which expires on November 3, 2011, and a $300 million five year term loan ("Term Loan"), which expires on July 25, 2013.

        In connection with the Credit Agreement, we entered into a Guarantee and Collateral Agreement which grants the lenders a first priority security interest in substantially all our respective assets. The terms, financial covenants, collateral and default interest rate of the Credit Agreement are similar to previous credit agreements.

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

        In connection with the Term Loan, we entered into two interest rate swap contracts, each with a notional amount of $100 million. Under the terms of the swap contracts, variable interest payments for a portion of our Term Loan are swapped for fixed interest payments. For the fiscal year ended September 30, 2009, the weighted-average interest rate, including applicable margin, was 5.86%.

  Revolving Credit Facility

        The revolving credit facility, which expires on November 3, 2011, is available to be used for working capital purposes and acquisitions. Interest is payable quarterly and the rates charged on borrowings can vary depending on the interest rate option utilized. Options for the rate can either be the Alternate Base Rate or LIBOR, in each case plus an applicable margin. At September 30, 2009, there were no borrowings outstanding under the revolving credit facility.

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

        Since Adjusted EBITDA is not a measure of performance calculated in accordance with US generally accepted accounting principles ("GAAP"), it should not be considered in isolation of, or as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP, such as operating income, net income and cash flows from operating activities. In addition, our definition of Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

  Senior Subordinated Notes

        In September 2005, we issued 10-year 7 1/8% Senior Subordinated Notes due 2015 in the aggregate principal amount of $200,000 (the "Notes"). In March 2006, we purchased, on the open market, $10,000 face value of the Notes for $9,575. The Notes are guaranteed by all of our domestic subsidiaries and are full, unconditional and joint and several and uncollaterized and subordinated in right of payment for all existing and future indebtedness of the Company. The Notes are subject to redemption, at the option of the Company, in whole or in part, at any time on or after October 1, 2010, and prior to maturity at certain fixed redemption prices plus accrued interest. The Notes do not have any sinking fund requirements. Interest is paid semi-annually on April 1st and October 1st. The Notes are net of unamortized discount of $1,144 and $1,292 at September 30, 2009 and 2008, respectively.

  Multi-currency Term Loan

        In September 2007, we entered into a multicurrency term facility agreement with a bank. During fiscal 2008, we amended the terms of the facility to extend the maturity to December 2010. As part of the amendment, we are required to maintain cash collateral in the amount of the outstanding loan balance. At September 30, 2009, the amount outstanding under this facility was £9,575 denominated in the British Pound Sterling, which approximated $15,336 in US dollars based upon the exchange rate as of September 30, 2009. As a result, the cash collateral securing the loan of $15,336 is included in other assets within the consolidated balance sheet at September 30, 2009. The loan is to be paid in full at our maturity date of December 29, 2010. Interest is payable quarterly at LIBOR plus an applicable margin. At September 30, 2009, the interest rate was approximately 1.48%.

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

        In accordance with applicable GAAP, we have formally documented the relationship between the interest rate swap contracts and the Term Loan, as well as our risk management objective and strategy for undertaking the hedge transactions. This process includes linking the derivative which was designated as a cash flow hedge to the specific liability on the balance sheet. We have determined that there will be no ineffectiveness in the hedging relationships since the hedged forecasted interest payments are based on the same notional amount, have the same reset dates, and are based on the same benchmark interest rate designated under the variable rate Term Loan. Accordingly, we expect these hedging relationships to be highly effective and we assess, both at inception, and on an on-going basis, whether the swap contracts are highly effective in offsetting changes in the cash flows of the interest on the Term Loan. Therefore, we record the change in the fair value of the swap contracts in other comprehensive income ("OCI"), net of income taxes. The change in the fair value of the swap contracts for the fiscal year ended September 30, 2009 recorded through OCI, net of income tax, was $4,889. At September 30, 2009, the swap contracts liability, included in other liabilities, was $10,181.

  Financial Covenants and Credit Rating

        Our Credit Agreement and the indenture governing the Notes ("Indenture") impose certain restrictions on us regarding capital expenditures and limit our ability to do any of the following: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay dividends or distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. We were in compliance with all covenants under our Credit Agreement and Indenture at September 30, 2009.

        In addition, a default under certain covenants in the Indenture and the Credit Agreement, respectively, could result in the acceleration of our payment obligations under the Credit Agreement and the Indenture, as the case may be, and, under certain circumstances, in cross-defaults under other debt obligations. These defaults may have a negative effect on our liquidity.

        At September 30, 2009, credit ratings were as follows:

Credit Rating Agency	Secured Debt	7 1/8% Notes	Overall
Standard and Poors	BBB-	BB	BB/Stable
Moody's	Ba1/LGD3	B1/LGD6	Ba2

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements. For information relating to certain contractual cash obligations, see below.

 Contractual Obligations

        A summary of contractual cash obligations as of September 30, 2009 is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt, excluding interest	$476,522	$38,893	$173,773	$75,000	$188,856
Interest	133,338	32,017	51,052	29,963	20,306
Operating leases	622,483	112,724	187,189	126,394	196,176
Purchase commitments	151,575	151,575
Capital commitments	25,313	25,313
Employment and consulting agreements	3,747	3,112	635

Total contractual cash obligations	$1,412,978	$363,634	$412,649	$231,357	$405,338

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

        We were committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $151,575 at September 30, 2009. Such purchase commitments are generally cancelable at our discretion until the order has been shipped, but require repayment of all expenses incurred through the date of cancellation.

        We had approximately $25,313 in open capital commitments at September 30, 2009, primarily related to leasehold improvements, as well as manufacturing equipment, computer hardware and software.

        At September 30, 2009, we had $9,229 in unrecognized tax benefits, the recognition of which would have an effect of $6,216 on income tax expense and the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

        We have employment agreements with two of our executive officers. The agreements, entered into on March 1, 2008, each have a term of three years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and change in control of the Company. The remaining commitment for salaries to these two officers as of September 30, 2009 was approximately $2,160. In addition, five members of Holland & Barrett's senior executive staff have service contracts terminable by us upon twelve months notice. The annual aggregate commitment for such senior executive staff as of September 30, 2009 was approximately $1,475.

        We have a mandatory retirement age policy that applies to each member of the Board of Directors, other than Mr. Arthur Rudolph, our founder. Under this superannuation policy, no person who has reached the age of 73 can stand for election to the Board, unless an exception to the policy is approved by the Board. Each Board member who has served on the Board for at least 15 years and who retires from the Board solely as a result of this superannuation policy will continue to receive the annual Board retainer until the earlier of the tenth anniversary of his retirement date or until his death. We are currently making payments to three former Directors totaling $190 per year as a result of this policy.

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

Foreign Currency

        Approximately 29%, 33% and 36% of our net sales for the fiscal years ended September 30, 2009, 2008 and 2007, respectively, were denominated in currencies other than US dollars, principally British pounds, euros and Canadian dollars. A significant weakening of such currencies versus the US dollar could have a material adverse effect on us, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of assets and total liabilities as of September 30, 2009 and 2008:

	2009	2008
Assets	26%	26%
Total liabilities	13%	12%

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into US dollars. This process results in exchange rate gains and losses, which are included as a separate component of stockholders' equity under the caption "Accumulated other comprehensive income."

        During the fiscal years of 2009, 2008 and 2007, translation (losses) gains of ($16,129), ($28,335) and $18,268, respectively, were included in determining other comprehensive income. Accordingly, cumulative translation gains of approximately $2,856 and $18,960 were included as part of accumulated other comprehensive income within the consolidated balance sheet at September 30, 2009 and 2008, respectively.

        The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies against the US dollar. These currencies include the British pound sterling, the euro, the Canadian dollar and the Chinese yuan. Any future translation gains or losses could be significantly different than those noted in each of these years.

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

Recent Accounting Developments

        In June 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the "Codification"), which became effective for us on July 1, 2009. The Codification does not alter current GAAP, but rather integrates existing accounting standards with other authoritative guidance. The Codification is a single source of authoritative GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The Codification only impacts financial accounting standard reference disclosures and did not have any impact on our financial position or results of operations.

        In June 2009, FASB issued authoritative guidance requiring an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. This guidance will become effective for us October 1, 2010. We anticipate that the adoption of this guidance will not have a significant impact on our consolidated financial position or results of operations since we currently do not have any variable interest entities.

        In May 2009, the FASB issued authoritative guidance that establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this guidance on June 30, 2009, and the adoption had no impact on our financial position or results of operations.

        In April 2009, the FASB issued authoritative guidance that amends the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. This guidance is effective for all business acquisitions occurring on or after October 1, 2009. The impact of the adoption will be dependent upon the extent and nature of any future acquisitions.

        In April 2009, the FASB issued authoritative guidance requiring disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. This guidance requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and became effective for us on June 30, 2009. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

        The FASB issued authoritative guidance requiring enhanced disclosures regarding an entity's derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for, and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. We adopted this guidance as of January 1, 2009 and the adoption had no impact on our financial position or results of operations. The additional disclosures required by this guidance are included in Note 12.

        The FASB issued authoritative guidance that retains the purchase method of accounting for acquisitions, but changes the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. This guidance is effective for us beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of this guidance will depend on the extent and nature of any future acquisitions.

        The FASB issued authoritative guidance that permits companies to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. The decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Companies electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. This guidance became effective for us on October 1, 2008 but the adoption did not have any impact on our consolidated financial position or results of operations because we did not elect the fair value option.

        The FASB issued authoritative guidance establishing a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. This guidance applies when other authoritative guidance requires fair value measurements; it does not require new fair value measurements. We adopted this guidance on October 1, 2008 for financial assets and liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed on a recurring basis. The adoption did not have a material effect of our consolidated financial statements. In February 2008, the FASB issued guidance which provided for a one-year deferral of the provisions for measuring fair value for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. This guidance is effective for us beginning October 1, 2009. The adoption of this guidance will not have a significant impact on our consolidated financial position or results of operations.

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

        The U.S. dollar volume of net sales denominated in foreign currencies was approximately $757,672, or 29.3% of total net sales, for fiscal 2009. A majority of our foreign currency exposure is denominated in the British pound sterling and Canadian dollars. During fiscal 2009, the change in currency rates between British pound sterling and Canadian dollar as compared to the U.S. dollar was 14% and 21%, respectively, resulting in a decrease of net sales and operating income of $152,394 and $24,698, respectively. The total impact of all currency fluctuations on net income was a reduction of approximately $0.28 per diluted share for fiscal 2009.

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. We are exposed to changes in interest rates on our floating rate revolving credit facility, our multicurrency term facility, and our $300,000 term loan entered into on July 25, 2008. With respect to the interest on the term loan, in August 2008, we entered into two interest rate swap contracts, each with a notional amount of $100 million. Under the terms of the swap contracts, variable interest payments will be swapped for fixed interest payments. The interest rate exposure on the multicurrency term facility is mitigated by the interest earned on the cash collateral securing the loan. Therefore, a hypothetical 10% change in interest rates would not have a material effect on our consolidated pretax income or cash flow. At September 30, 2009, there were no borrowings outstanding under our revolving credit facility.

        The 7 1/8% Senior Subordinated Notes had a fair value at September 30, 2009, based on then quoted market prices, of $184,300. At September 30, 2009, based solely on a hypothetical 10% change in interest rates related to our fixed rate Notes, we estimate that the hypothetical fair value of our fixed rate debt would have changed approximately $5,000. We believe that the carrying value of all our other financial instruments approximates fair value due to their short maturities and variable interest rates.

Item 8.    Financial Statements and Supplementary Data

        See the "Index to Consolidated Financial Statements" located on page 64 of this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2009, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the three months ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, management assessed, as of September 30, 2009, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment using those criteria, management concluded that our internal control over financial reporting, as of September 30, 2009, was effective.

        The effectiveness of our internal control over financial reporting as of September 30, 2009, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information about our directors may be found in our Proxy Statement for the Annual Meeting of Stockholders, expected to be held on February 26, 2010 (the "Proxy Statement"), under the caption "Election of Directors— Information as to Director Nominees." Information regarding the procedures by which stockholders may recommend nominees to our board of directors may be found under the caption "Election of Directors—Committees of the Board of Directors—The Nominating/Corporate Governance Committee," in the Proxy Statement. That information is incorporated herein by reference.

        The information in the Proxy Statement under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers of the Registrant," "Election of Directors—Committees of the Board of Directors—The Audit Committee" and "Code of Ethics for Senior Financial Officers" is incorporated herein by reference.

Item 11.    Executive Compensation

        The information in the Proxy Statement set forth under the captions "Executive Compensation," "Election of Directors—Compensation Committee Interlocks and Insider Participation," "Election of Directors—Compensation of Outside Directors," "Election of Directors—Additional Information with Respect to Director Equity Awards" and "Election of Directors—Committees of the Board—The Compensation Committee" is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information in the Proxy Statement set forth under the caption "Principal Stockholders and Security Ownership of Management" is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table summarizes the Company's equity compensation plans, including the NBTY, Inc. Year 2000 Incentive Stock Option Plan, NBTY, Inc. Year 2002 Stock Option Plan, NBTY, Inc. Year 2008 Stock Option Plan and NBTY, Inc. 2009 Equity Awards Plan, as of September 30, 2009 (shares in thousands).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,765	$14.38	3,136
Equity compensation plans not approved by security holders	—	—	—

Total:	3,765	$14.38	3,136

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information set forth under the captions "Certain Relationships and Related Transactions," and "Election of Directors—Independence of Board Members" in the Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information concerning principal accountant fees and services appears in the Proxy Statement under the heading "Ratification of Appointment of Independent Registered Public Accountants—Audit Fees" and is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    Financial Statements and Financial Statement Schedule.

        See the "Index to Consolidated Financial Statements" which is located on page 64 of this Report.

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

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of NBTY, Inc.(1)
3.2	Amended and Restated By-Laws of NBTY, Inc.(2)
4.1	Indenture, dated as of September 23, 2005, among NBTY, Inc., the Guarantors (as defined therein), and The Bank of New York, as Trustee.(3)
4.2	Registration Rights Agreement, dated as of September 23, 2005, among NBTY, Inc., the Guarantors (as defined therein) and J.P. Morgan Securities, Inc., Adams Harkness, Inc., BNP Paribas Securities Corp., HSBC Securities (USA), Inc., and RBC Capital Markets Corporation.(3)
10.1	Executive Consulting Agreement, effective January 1, 2002, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(4)
10.2	First Amendment to Executive Consulting Agreement, effective January 1, 2003, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(5)
10.3	Second Amendment to Executive Consulting Agreement, effective January 1, 2004, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(6)
10.4	Third Amendment to Executive Consulting Agreement, effective January 1, 2005, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(9)
10.5	Fourth Amendment to Executive Consulting Agreement, effective January 1, 2006, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(10)
10.6	Fifth Amendment to Executive Consulting Agreement, effective January 1, 2007, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(2)
10.7	Sixth Amendment to Executive Consulting Agreement, effective January 1, 2008, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(11)
10.8	Seventh Amendment to Executive Consulting Agreement, as of December 1, 2008, by and between NBTY, Inc. and Rudolph Management Associates, Inc.(19)
10.9	NBTY, Inc. Associate Stock Ownership Plan.(12)
10.10	NBTY, Inc. Year 2000 Incentive Stock Option Plan.(7)
10.11	NBTY, Inc. Year 2002 Stock Option Plan.(8)
10.12	NBTY, Inc. Year 2008 Stock Option Plan.(13)
10.13	Form of Incentive Stock Option Agreement pursuant to the NBTY, Inc. Year 2008 Stock Option Plan.(14)
10.14	Form of Non-Qualified Stock Option Agreement pursuant to the NBTY, Inc. Year 2008 Stock Option Plan.(14)
10.15	NBTY, Inc. Executive Bonus Plan.(15)
10.16	Amended and Restated Credit Agreement, dated July 25, 2008, among NBTY, Inc., as Borrower, The Several Lenders from Time to Time Parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A., Citibank, N.A., HSBC Bank USA, National Association and Wachovia Bank, National Association as Co-Syndication Agents.(16)

Exhibit No.	Description
10.17	Amended and Restated Guarantee and Collateral Agreement, by NBTY, Inc., the Guarantors party thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of July 25, 2008.(16)
10.18	Facility Agreement, dated September 20, 2006, for Good 'N Natural Limited with JPMorgan Chase Bank, N.A., London Branch.(2)
10.19	Novation and Amendment Agreement, dated December 18, 2007, for Good 'N Natural Limited with JPMorgan Chase Bank, N.A., London Branch and J.P. Morgan Europe Limited.(17)
10.20	Employment Agreement, effective March 1, 2008, by and between NBTY, Inc. and Scott Rudolph.(18)
10.21	Employment Agreement, effective March 1, 2008, by and between NBTY, Inc. and Harvey Kamil.(18)
10.22	NBTY Retirement Benefits Policy for Certain Eligible Members of the Board of Directors.(21)
10.23	Indenture of Lease, made as of the 20th day of August, 2003, by and between Warwick Mall L.L.C. and Vitamin World, Inc.(21)
10.24	2009 Equity Awards Plan.(20)
10.25	Form of Incentive Stock Option Agreement pursuant to the NBTY, Inc. 2009 Equity Awards Plan.*
10.26	Form of Non-Qualified Stock Option Agreement pursuant to the NBTY, Inc. 2009 Equity Awards Plan.*
10.27	Form of Stock Appreciation Right Agreement pursuant to the NBTY, Inc. 2009 Equity Awards Plan.*
10.28	Form of Restricted Stock Award Agreement pursuant to the NBTY, Inc. 2009 Equity Awards Plan.*
10.29	Form of Restricted Stock Unit Agreement pursuant to the NBTY, Inc. 2009 Equity Awards Plan.*
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.*
21.1	Subsidiaries of NBTY, Inc.*
23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm.*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(2)
Incorporated by reference to NBTY, Inc.'s Form 10-K for the fiscal year ended September 30, 2006 filed December 11, 2006 (File #001-31788).

(3)
Incorporated by reference to NBTY, Inc.'s Form 8-K filed September 27, 2005 (File #001-31788).

(4)
Incorporated by reference to NBTY, Inc.'s Form 10-K for the fiscal year ended September 30, 2002 filed December 20, 2002 (File #000-10666).

(5)
Incorporated by reference to NBTY, Inc.'s Form 10-K for the fiscal year ended September 30, 2003 filed December 16, 2003 (File #001-31788).

(6)
Incorporated by reference to NBTY, Inc.'s Form 10-K for the fiscal year ended September 30, 2004 filed December 14, 2004 (File #001-31788).

(7)
Incorporated by reference to NBTY, Inc.'s Form S-8, filed September 20, 2000 (File #333-46188).

(8)
Incorporated by reference to NBTY, Inc.'s Proxy Statement, dated March 25, 2002 (File #000-10666).

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

(18)
Incorporated by reference to NBTY, Inc.'s Form 8-K filed April 3, 2008 (File #001-31788).

(19)
Incorporated by reference to NBTY, Inc.'s Form 10-Q filed February 9, 2009 (File #001-31788).

(20)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed on March 5, 2009 (File #001-31788).

(21)
Incorporated by reference to NBTY, Inc.'s Form 10-Q filed May 8, 2009 (File #001-31788).

NBTY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, 2008 AND 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders' of NBTY, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NBTY, Inc. and its subsidiaries at September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, NY
November 30, 2009

NBTY, Inc.
Consolidated Balance Sheets
September 30, 2009 and 2008
(in thousands, except per share amounts)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$106,001	$90,180
Accounts receivable, net	155,863	122,878
Inventories	658,534	585,239
Deferred income taxes	28,154	25,098
Other current assets	49,999	75,971

Total current assets	998,551	899,366
Property, plant and equipment, net	373,817	419,066
Goodwill	339,099	342,379
Intangible assets, net	214,139	230,424
Other assets	34,615	45,123

Total assets	$1,960,221	$1,936,358

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$38,893	$33,309
Accounts payable	128,485	120,620
Accrued expenses and other current liabilities	156,734	172,035

Total current liabilities	324,112	325,964
Long-term debt, net of current portion	437,629	538,402
Deferred income taxes	36,422	49,139
Other liabilities	34,233	24,657

Total liabilities	832,396	938,162

Commitments and contingencies
Stockholders' equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 61,874 and 61,599 shares at at September 30, 2009 and 2008, respectively	495	493
Capital in excess of par	145,885	140,990
Retained earnings	984,797	839,068
Accumulated other comprehensive (loss) income	(3,352)	17,645

Total stockholders' equity	1,127,825	998,196

Total liabilities and stockholders' equity	$1,960,221	$1,936,358

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.
Consolidated Statements of Income
Years Ended September 30, 2009, 2008 and 2007
(in thousands, except per share amounts)

	2009	2008	2007
Net sales	$2,581,950	$2,179,469	$2,014,506

Costs and expenses:
Cost of sales	1,458,437	1,102,169	966,784
Advertising, promotion and catalog	110,098	140,479	120,126
Selling, general and administrative	737,786	700,209	619,995
IT project termination costs	11,718	—	—

	2,318,039	1,942,857	1,706,905

Income from operations	263,911	236,612	307,601

Other income (expense):
Interest	(34,882)	(18,639)	(16,749)
Miscellaneous, net	(61)	13,067	13,124

	(34,943)	(5,572)	(3,625)

Income before provision for income taxes	228,968	231,040	303,976
Provision for income taxes	83,239	77,889	96,044

Net income	$145,729	$153,151	$207,932

Net income per share:
Basic	$2.36	$2.42	$3.09
Diluted	$2.30	$2.33	$3.00
Weighted average common shares outstanding:
Basic	61,718	63,386	67,268
Diluted	63,236	65,739	69,404

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
Years Ended September 30, 2009, 2008 and 2007
(in thousands)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Capital in Excess of Par	Retained Earnings		Total Stockholders' Equity
Balance, September 30, 2006	67,212	$538	$138,777	$671,060	$29,057	$839,432
Components of comprehensive income:
Net income				207,932		207,932
Foreign currency translation adjustment, net of taxes					18,280	18,280

Comprehensive income:						$226,212

Purchase and retirement of treasury shares	(421)	(3)	(665)	(14,140)		(14,808)
Exercise of stock options	327	2	1,838			1,840
Tax benefit from exercise of stock options			3,294			3,294

Balance, September 30, 2007	67,118	537	143,244	864,852	47,337	1,055,970
Components of comprehensive income:
Net income				153,151		153,151
Foreign currency translation adjustment, net of taxes					(28,330)	(28,330)
Change in fair value of interest rate swaps, net of taxes					(1,362)	(1,362)

Comprehensive income:						$123,459

Adoption of new accounting principle				(3,025)		(3,025)
Purchase and retirement of treasury shares	(6,716)	(54)	(12,468)	(175,910)		(188,432)
Exercise of stock options	1,197	10	7,315			7,325
Tax benefit from exercise of stock options			1,002			1,002
Stock-based compensation			1,897			1,897

Balance, September 30, 2008	61,599	493	140,990	839,068	17,645	998,196
Components of comprehensive income:
Net income				145,729		145,729
Foreign currency translation adjustment, net of taxes					(16,108)	(16,108)
Change in fair value of interest rate swaps, net of taxes					(4,889)	(4,889)

Comprehensive income:						$124,732

Exercise of stock options	275	2	1,444			1,446
Tax benefit from exercise of stock options			55			55
Stock-based compensation			3,396			3,396

Balance, September 30, 2009	61,874	$495	$145,885	$984,797	$(3,352)	$1,127,825

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.
Consolidated Statements of Cash Flows
Years Ended September 30, 2009, 2008 and 2007
(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$145,729	$153,151	$207,932
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Impairments and disposals of assets, net	14,029	1,320	4,682
Depreciation and amortization	68,888	60,721	55,601
Foreign currency transaction loss (gain)	4,552	(1,934)	(4,878)
Amortization and write-off of deferred charges	1,270	874	1,972
Stock-based compensation	3,396	1,897	—
Allowance for doubtful accounts	(2,354)	2,140	(1,575)
Inventory reserves	6,889	8,113	12,832
Deferred income taxes	6,995	7,697	(164)
Excess income tax benefit from exercise of stock options	(55)	(1,002)	(3,294)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(32,368)	(11,619)	361
Inventories	(88,348)	(77,027)	(29,229)
Other assets	1,255	(2,817)	(637)
Accounts payable	17,752	4,386	1,025
Accrued expenses and other liabilities	(10,693)	31,505	(3,632)

Net cash provided by operating activities	136,937	177,405	240,996

Cash flows from investing activities:
Purchase of property, plant and equipment	(43,375)	(49,097)	(51,274)
Purchase of available-for-sale marketable securities	—	(365,021)	(449,766)
Proceeds from sale of available-for-sale marketable securities	—	483,156	328,714
Cash paid for acquisitions, net of cash acquired	—	(394,532)	(37,005)
Cash paid for customer lists	—	(5,072)	—
Acquisition working capital escrow	—	(15,000)	—
Escrow refund, net of purchase price adjustments	13,383	—	—
Cash collateral securing loan	—	—	(18,861)
Purchase price adjustments and settlements, net	—	—	(473)
Proceeds from sale of assets	2,000	—	—

Net cash used in investing activities	(27,992)	(345,566)	(228,665)

Cash flows from financing activities:
Proceeds from term loan	—	300,000	—
Proceeds from borrowings under the Revolving Credit Facility	95,000	385,000	—
Principal payments under the Revolving Credit Facility	(155,000)	(325,000)	—
Principal payments under long-term debt agreements and capital leases	(33,217)	(2,816)	(888)
Payments for financing fees	—	(2,478)	(1,649)
Excess income tax benefit from exercise of stock options	55	1,002	3,294
Proceeds from stock options exercised	1,446	7,325	1,840
Purchase of treasury stock (subsequently retired)	—	(188,432)	(14,808)

Net cash (used in) provided by financing activities	(91,716)	174,601	(12,211)

Effect of exchange rate changes on cash and cash equivalents	(1,408)	(9,162)	2,977

Net increase (decrease) in cash and cash equivalents	15,821	(2,722)	3,097
Cash and cash equivalents at beginning of year	90,180	92,902	89,805

Cash and cash equivalents at end of year	$106,001	$90,180	$92,902

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

1.    Business Operations

        NBTY, Inc. (together with its subsidiaries, "we," "our," "us," "NBTY," or the "Company") is a leading global vertically integrated manufacturer, marketer, distributor and retailer of a broad line of high-quality, value-priced nutritional supplements in the United States and throughout the world. We market over 25,000 products under numerous owned and private-label brands, including Nature's Bounty®, Ester-C®, Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, Flex-A-Min®, SISU®, Knox®, Sundown®, Rexall®, Pure Protein®, Body Fortress®, WORLDWIDE Sport Nutrition®, Natural Wealth®, Puritan's Pride®, Holland & Barrett®, GNC (UK)®, Physiologics®, Le Naturiste®, De Tuinen®, Julian Graves® and Vitamin World®.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

        Our financial statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements include the financial statements of the Company and its majority and wholly-owned subsidiaries. All inter-company balances and transactions are eliminated in consolidation.

        We have evaluated subsequent events through November 30, 2009, the date of issuance of these financial statements.

Revenue Recognition

        We recognize product revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement to deliver a product, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. The delivery terms for most sales within the wholesale and direct response segments are F.O.B. destination. Generally, title and risk of loss transfer to the customer at the time the product is received by the customer. With respect to retail store operations, we recognize revenue upon the sale of products to retail customers. Net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns and other promotional program incentive allowances.

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

Sales Returns and Other Allowances

        Allowance for sales returns:    Estimates for sales returns are based on a variety of factors, including actual return experience of specific products or similar products. We are able to make reasonable and reliable estimates of product returns based on our past 38 year history in this business. We also review our estimates for product returns based on expected return data communicated to us by customers. Additionally, we monitor the levels of inventory at our largest customers to avoid excessive customer stocking of merchandise. Allowances for returns of new products are estimated by reviewing data of any prior relevant new product return information. We also monitor the buying patterns of the end-users of our products based on sales data received by our retail outlets in North America and Europe.

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

        Accounts receivable are presented net of the following reserves at September 30:

	2009	2008
Allowance for sales returns	$11,707	$8,904
Promotional programs incentive allowance	49,071	43,902
Allowance for doubtful accounts	3,723	9,768

	$64,501	$62,574

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

Goodwill and Intangible Assets

        Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually at the reporting unit level (operating segment or one level below an operating segment) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We test goodwill annually as of September 30, the last day of our fourth fiscal quarter, of each year unless an event occurs that would cause us to believe the value is impaired at an interim date.

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

Stock-Based Compensation

        All stock-based compensation is recognized as an expense in the financial statements measured at the fair value of the award on a straight line basis over the vesting period. Our policy for calculating the potential windfall tax benefit or shortfall for the purpose of calculating assumed proceeds under the treasury stock method of calculating diluted EPS excludes the impact of proforma deferred tax assets related to fully vested awards on the date of adoption.

Shipping and Handling Costs

        We incur shipping and handling costs in all divisions of our operations. These costs, included in selling, general and administrative expenses in the consolidated statements of income, were $64,716, $56,914 and $47,562 for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. Of these amounts, $14,340, $7,372 and $11,430 have been billed to customers and are included in net sales for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

Advertising, Promotion and Catalog

        We expense the production costs of advertising the first time the advertising takes place, except for the cost of mail order catalogs, which are capitalized and amortized over our expected period of future benefit, which typically approximates two months. Capitalized costs for mail order catalogs at September 30, 2009 and 2008 was $166 and $1,235, respectively. Total mail order catalog expense was $10,584, $14,652 and $10,195 for the fiscal years ended September 30 2009, 2008 and 2007, respectively, and is included in advertising, promotion and catalog in the consolidated statements of income.

Foreign Currency

        The functional currency of our foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into US dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year. Adjustments resulting from the

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

2.    Summary of Significant Accounting Policies (Continued)

translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity.

Derivatives and Hedging Activities

        In accordance with applicable GAAP, all derivative financial instruments are recognized as either assets or liabilities in the statement of financial condition and measurement of those instruments is at fair value. Changes in the fair values of those derivatives are reported in earnings or other comprehensive income depending on the designation of the derivative and whether it qualifies for hedge accounting. For derivatives that have been formally designated as cash flow hedges (interest rate swap agreements), the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income and reclassified into earnings when interest expense on the underlying borrowings is recognized. We do not use derivative financial instruments for trading purposes.

Net Income Per Share

        Basic net income per share is based on the weighted average number of common shares outstanding during the fiscal years. Diluted net income per share includes the dilutive effect of outstanding stock options, which resulted in a dilutive effect of 1,518 shares, 2,353 shares and 2,136 shares for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. There were 1,505 and 957 outstanding stock options at September 30, 2009 and 2008 that were not included in the calculation of dilutive net income per share since they would have been anti-dilutive. There were no outstanding stock options at September 30, 2007 that would have been anti-dilutive in the calculation of dilutive net income per share.

Recent Accounting Developments

        In June 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the "Codification"), which became effective for us on July 1, 2009. The Codification does not alter current GAAP, but rather integrates existing accounting standards with other authoritative guidance. The Codification is a single source of authoritative GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The Codification only impacts financial accounting standard reference disclosures and did not have any impact on our financial position or results of operations.

        In June 2009, the FASB issued authoritative guidance requiring an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. This guidance will become effective for us October 1, 2010. We anticipate that the adoption of this guidance will not have a significant impact on our consolidated financial position or results of operations since we currently do not have any variable interest entities.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

2.    Summary of Significant Accounting Policies (Continued)

        In May 2009, the FASB issued authoritative guidance that establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this guidance on June 30, 2009, and the adoption had no impact on our financial position or results of operations.

        In April 2009, the FASB issued authoritative guidance that amends the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. This guidance is effective for all business acquisitions occurring on or after October 1, 2009. The impact of the adoption will be dependent upon the extent and nature of any future acquisitions.

        In April 2009, the FASB issued authoritative guidance requiring disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. This guidance requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and became effective for us on June 30, 2009. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

        The FASB issued authoritative guidance requiring enhanced disclosures regarding an entity's derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for, and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. We adopted this guidance as of January 1, 2009 and the adoption had no impact on our financial position or results of operations. The additional disclosures required by this guidance are included in Note 12.

        The FASB issued authoritative guidance that retains the purchase method of accounting for acquisitions, but changes the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. This guidance is effective for us beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of this guidance depends on the extent and nature of any future acquisitions.

        The FASB issued authoritative guidance that permits companies to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. The decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Companies electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. This guidance became effective for us on October 1, 2008 but the adoption did not have any impact on our consolidated financial position or results of operations because we did not elect the fair value option.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

2.    Summary of Significant Accounting Policies (Continued)

        The FASB issued authoritative guidance establishing a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. This guidance applies when other authoritative guidance requires fair value measurements; it does not require new fair value measurements. We adopted this guidance on October 1, 2008 for financial assets and liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed on a recurring basis. The adoption did not have a material effect on our consolidated financial statements. In February 2008, the FASB issued guidance which provided for a one-year deferral of the provisions for measuring fair value for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. This guidance is effective for us beginning October 1, 2009. The adoption of this guidance will not have a significant impact on our consolidated financial position or results of operations.

3.    Acquisitions

        We account for acquisitions under the purchase method of accounting. Under the purchase method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. Any excess of the purchase price over their fair values is recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed is based upon estimates and assumptions, including a valuation.

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

        The Leiner acquisition, which included Leiner's U.S. store brand vitamins, minerals and supplements products and Vita Health Products, Inc., Leiner's Canadian subsidiary, enhanced our leadership position in the wholesale market sector and strengthened our ability to provide continuous product supply to our customers. The acquisition also expanded our manufacturing capabilities with the addition of four facilities in California, one in North Carolina and one in Canada.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

3.    Acquisitions (Continued)

        The following provides an allocation of the purchase price of the Leiner acquisition:

Assets acquired
Cash	$1,412
Accounts receivable	13,844
Inventories	129,197
Other current assets	2,915
Property, plant and equipment	80,768
Goodwill	106,864
Intangibles	84,500
Other assets	1,644

Total assets acquired	421,144

Liabilities assumed
Capital lease obligations	3,682
Deferred income taxes	1,250
Accounts payable and accrued liabilities	39,776

Total liabilities assumed	44,708

Net assets acquired	$376,436

        The fair value of property, plant and equipment acquired (as of the date of acquisition) was as follows:

	Fair Values	Depreciation and Amortization period (years)
Land	$1,850
Buildings and leasehold improvements	19,336	4–30
Machinery and equipment	45,950	6–13
Furniture and fixtures	1,410	3–6
Computer equipment	5,081	3
Transportation equipment	20	3
Construction in progress	7,121

Total property, plant and equipment	$80,768

        The fair value of identifiable intangible assets acquired (as of the date of acquisition) was as follows:

	Fair Values	Amortization period (years)
Customer relationships	$84,000	20
Trademarks	500	15

Total intangible assets	$84,500

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

3.    Acquisitions (Continued)

        At the closing of the Leiner acquisition, we anticipated workforce reductions and, as such, included an estimated accrual for such reductions of $5,508, comprised of severance and employee benefits, in the preliminary purchase price allocation. The rollforward of the workforce reduction accrual is as follows:

Accrual at acquisition date July 14, 2008	$5,508
Additional accruals	2,718
Payments	(2,377)

Accrual at September 30, 2008	5,849
Additional accruals	1,583
Payments	(5,805)

Accrual at September 30, 2009	$1,627

        In addition, we incurred $1,583 and $2,718 of severance costs, in the form of stay-bonuses, for fiscal years ended September 30, 2009 and 2008, respectively. These costs were recorded over the service period and were paid to the Leiner transitional associates upon their termination. These amounts were included in selling, general and administrative expense in the consolidated statement of income.

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

        The above unaudited pro forma financial information has been prepared for comparative purposes only and includes certain adjustments to actual financial results for the relevant periods, such as imputed interest costs, and estimated additional depreciation and amortization expense as a result of property, plant and equipment and intangible assets acquired. The pro forma financial information does not purport to be indicative of the results of operations that would have been achieved had the acquisition taken place on the date indicated or that may result in the future.

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

Julian Graves

        On September 16, 2008, our subsidiary, NBTY Europe Limited, acquired Julian Graves, a UK independent retailer of nuts, seeds and confectionaries for approximately $25,000. Julian Graves had a network of 350 stores throughout the UK at the time of the acquisition. The allocation of net assets acquired primarily consisted of inventory, property, plant and equipment, goodwill and other intangible assets. Since we acquired the outstanding share capital of Julian Graves, the goodwill associated with this acquisition is not deductible for tax purposes. The purchase agreement stipulated an adjustment to the purchase price between the buyer and seller for the excess or shortfall of the final working capital threshold as stated in the agreement. During June 2009, the working capital adjustment to the purchase price of approximately $3,044, representing a shortfall in working capital, was received by NBTY Europe. This resulted in a reduction of the purchase price and goodwill.

        In September 2008, the UK Office of Fair Trading commenced an investigation under the merger control provisions of the Enterprise Act 2002 into the completed acquisition by NBTY Europe Limited of Julian Graves. In March 2009, this investigation was referred to the UK Competition Commission for potential anti-trust implications. On August 20, 2009, the UK Competition Commission unconditionally approved the acquisition.

        During fiscal 2009 we incurred legal costs of $5,484 related to the review of the Julian Graves acquisition by the Competition Commission in the UK. These costs are included selling, general and administrative expense in the consolidated statements of income.

        Proforma financial information related to Julian Graves is not provided as its impact was not material to our consolidated financial statements.

Fiscal 2007 Acquisition

The Ester C Company (formally known as Zila Nutraceuticals, Inc.)

        On October 2, 2006, we acquired 100% of the stock of Zila Nutraceuticals, Inc., a subsidiary of Zila, Inc. Once acquired, we changed the name of Zila Nutraceuticals, Inc. to The Ester C Company ("Ester-C"). Ester-C manufactures and markets Ester-C®, which is known throughout multiple markets including health food stores and mass market retailers. This acquisition provided an opportunity for us to enhance our presence in key markets. The purchase price for Ester-C was $37,500. In addition, the purchase price was subject to a post-closing adjustment based on the final working capital. During March 2007, we received a payment of $1,214 in settlement of the final working capital adjustment. We also incurred approximately $766 of direct transaction costs for a total purchase price of approximately $37,052. The goodwill of $3,643 associated with this acquisition is deductible for tax purposes. The purchase price was paid out of cash on hand.

        Proforma financial information related to Ester-C is not provided as its impact was not material to our consolidated financial statements.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

4.    Investments

        Long-term investments, consisting of municipal bonds of $3,075 and $3,100 at September 30, 2009 and 2008, respectively, are included in other assets. All our investments are classified as available-for-sale securities.

        Investment income included in "miscellaneous, net" in the statements of income was $1,134, $8,016 and $7,134 during the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

5.    Inventories

        The components of inventories are as follows at September 30:

	2009	2008
Raw materials	$166,447	$180,330
Work-in-process	26,447	33,941
Finished goods	489,737	388,176
Valuation and obsolescence reserves	(24,097)	(17,208)

Total	$658,534	$585,239

6.    Property, Plant and Equipment, net

        Property, plant and equipment is as follows at September 30:

	2009	2008	Depreciation and amortization period (years)
Land	$27,923	$24,300
Buildings and leasehold improvements	293,257	272,951	4–40
Machinery and equipment	215,424	201,327	3–13
Furniture and fixtures	107,056	119,610	3–10
Computer equipment	86,619	83,840	3–5
Transportation equipment	12,715	13,204	3–4
Construction in progress	14,952	54,449

	757,946	769,681
Less accumulated depreciation and amortization	384,129	350,615

	$373,817	$419,066

        Depreciation and amortization of property, plant and equipment for the fiscal years ended September 30, 2009, 2008 and 2007 was approximately $52,806, $46,944 and $42,584, respectively.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

7.    Goodwill and Intangible Assets, net

Goodwill

        The changes in the carrying amount of goodwill by segment for the fiscal years ended September 30, 2009 and 2008 are as follows:

	Wholesale/ US Nutrition	European Retail	Direct Response/ E-Commerce	Consolidated
Balance at September 30, 2007	$75,638	$160,918	$15,197	$251,753
Acquisitions:
Leiner	100,297	—	—	100,297
Julian Graves	—	6,943	—	6,943
Other acquisitions	—	—	908	908
Foreign currency translation	(245)	(17,277)	—	(17,522)

Balance at September 30, 2008	175,690	150,584	16,105	342,379
Foreign currency translation	19	(13,988)	—	(13,969)
Purchase adjustments	4,567	6,122	—	10,689

Balance at September 30, 2009	$180,276	$142,718	$16,105	$339,099

        The purchase price adjustments included in the Wholesale/US Nutrition segment relate to Leiner acquisition adjustments of $2,366 for the finalization of working capital balances, $730 of additional transaction costs, an adjustment for inventory reserves of $1,189, a $2,549 increase in the tax accrual and a $2,000 reduction for the sale of certain acquired assets. The purchase price adjustments included in the European Retail segment primarily relate to opening balance sheet adjustments related to the Julian Graves integration of $9,166, partially offset by a decrease of $3,044 for the finalization of working capital balances.

Other Intangible Assets

        The carrying amounts of acquired other intangible assets are as follows at September 30:

	2009		2008
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets
Brands	$98,093	$26,201	$98,566	$21,374	20
Customer lists	64,948	43,667	65,007	39,882	2–15
Private label and customer relationships	122,822	14,374	123,435	8,068	10–20
Trademarks and licenses	17,844	7,417	17,308	6,847	2–20
Covenants not to compete	3,540	3,249	3,545	3,066	3–5

	307,247	94,908	307,861	79,237
Indefinite lived intangible asset
Trademark	1,800	—	1,800	—

Total intangible assets	$309,047	$94,908	$309,661	$79,237

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

7.    Goodwill and Intangible Assets, net (Continued)

        Aggregate amortization expense of other definite lived intangible assets included in the consolidated statements of income in selling, general and administrative expenses in fiscal 2009, 2008 and 2007 was approximately $16,082, $13,777 and $13,017, respectively.

        Assuming no changes in our other intangible assets, estimated amortization expense for each of the next five fiscal years is as follows:

2010	$15,929
2011	$15,887
2012	$15,757
2013	$15,658
2014	$15,146

8.    Impairment of Long-Lived Assets

        We own a plant (land and building) located in Augusta, Georgia, which is idle. We have marketed the plant for sale. However, due to the continued deterioration of the commercial real estate and credit markets, we have been unable to complete a sale transaction. We periodically assess the estimated fair value of the land and building and reduce their carrying values to the estimated fair value as necessary. During fiscal 2009 and 2007, we recorded impairment charges of $3,270 and $2,600, respectively, to reduce the carrying value of the asset. These impairment charges are included in the consolidated statements of income in selling, general and administrative expenses. At September 30, 2009, the book value of the land and building approximates fair value and is included in other assets.

        During fiscal 2008 and 2007, we recognized impairment charges of $776 and $1,336, respectively, on assets to be held and used. These impairment charges related primarily to leasehold improvements and furniture and fixtures for our North American Retail operations and were included in the consolidated statements of income in selling, general and administrative expenses.

9.    IT Project Termination Costs

        During fiscal 2009, management determined that certain information technology projects relating to the Direct Response, North American Retail and European Retail segments would be terminated as they were determined to be ineffective and uneconomical. As a result, we recorded a charge for previously capitalized software configuration and other related costs of $18,773, of which $7,055 was recovered in the fourth quarter due to favorable negotiations with a service provider associated with this project.

10.    Accrued Expenses and Other Current Liabilities

        The components of accrued expenses and other current liabilities are as follows at September 30:

	2009	2008
Accrued compensation and related taxes	$38,945	$32,909
Accrued purchases	17,664	41,320
Litigation	9,646	10,375
Income taxes payable	16,700	11,040
Accrued interest	8,707	9,607
Other	65,072	66,784

	$156,734	$172,035

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

11.    Long-Term Debt

        Long-term debt consists of the following at September 30:

	2009	2008
Credit Agreement:
$300 million, five-year Term Loan	$270,000	$300,000
$325 million, Revolving Credit Facility	—	60,000
Senior Subordinated Notes	188,856	188,708
Multi-currency Term Loan	15,336	17,222
Mortgage	1,036	1,599
Capital Leases	1,294	4,182

	476,522	571,711
Less: current portion	38,893	33,309

Total	$437,629	$538,402

Credit Agreement

        On July 25, 2008, we entered into a $625 million Amended and Restated Credit Agreement ("Credit Agreement"). The Credit Agreement consists of a $325 million revolving credit facility, which expires on November 3, 2011, and a $300 million five year term loan ("Term Loan").

        In connection with the Credit Agreement, we entered into a Guarantee and Collateral Agreement which grants the lenders a first priority security interest in substantially all our assets. We are obligated to maintain various financial ratios and covenants that are typical for such credit agreements. We were in compliance with all financial covenants as of September 30, 2009.

Term Loan

        The proceeds of the Term Loan were used to finance a portion of the Leiner acquisition. Interest on the Term Loan is payable quarterly and the rate charged varies depending on the interest rate option selected by the Company. Options for the rate can either be the Alternate Base Rate or LIBOR, in each case plus applicable margin. Amortization of the Term Loan is 2.5% per quarter through June 30, 2010, 5.0% per quarter through June 30, 2011, 7.5% per quarter through June 30, 2013, and 2.5% due at maturity, July 25, 2013.

        In fiscal 2008, we entered into two interest rate swap contracts, each with a notional amount of $100 million. Under the terms of the swap contracts, variable interest payments for a portion of our Term Loan are swapped for fixed interest payments. For the fiscal year ended September 30, 2009, the weighted-average interest rate, including applicable margin, was 5.86%.

Revolving Credit Facility

        The revolving credit facility is available to be used for working capital purposes and any acquisitions consummated after the closing of the transactions contemplated by the Credit Agreement. Interest is payable quarterly and the rates charged on borrowings can vary depending on the interest rate option we select. Options for the rate are the Alternate Base Rate or LIBOR, in each case plus

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

11.    Long-Term Debt (Continued)

applicable margin. At September 30, 2009, no borrowings were outstanding under the revolving credit facility.

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

Senior Subordinated Notes

        In September 2005, we issued 10-year 7 1/8% Senior Subordinated Notes due 2015 in the aggregate principal amount of $200,000 (the "Notes"). In March 2006, we purchased, on the open market, $10,000 face value of the Notes for $9,575. The Notes are guaranteed by all our domestic subsidiaries and are full, unconditional and joint and several and uncollaterized and subordinated in right of payment for all existing and future indebtedness of the Company. The Notes are subject to redemption, at our option, in whole or in part, at any time on or after October 1, 2010, and prior to maturity at certain fixed redemption prices plus accrued interest. The Notes do not have any sinking fund requirements. Interest is paid semi-annually on April 1st and October 1st. The Notes are net of unamortized discount of $1,144 and $1,292 at September 30, 2009 and 2008, respectively.

Multi-currency Term Loan

        In September 2007, we entered into a multicurrency term facility agreement with a bank. During fiscal 2008, we amended the terms of the facility to extend the maturity to December 2010. As part of the amendment, we are required to maintain cash collateral in the amount of the outstanding loan balance. At September 30, 2009, the amount outstanding under this facility was £9,575 denominated in the British pound sterling, which approximated $15,336 in US dollars based upon the exchange rate as of September 30, 2009. As a result, the cash collateral securing the loan of $15,336 is included in other assets within the consolidated balance sheet at September 30, 2009. The loan matures in full on December 29, 2010. Interest is payable quarterly at LIBOR plus applicable margin. At September 30, 2009, the interest rate, including applicable margin, was approximately 1.48%.

Financial Covenants and Principal Payments

        Our Credit Agreement and the indenture governing the Notes ("Indenture"), impose certain restrictions on us regarding capital expenditures and limit our ability to do any of the following: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay dividends or distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions are subject to certain limitations and exclusions.

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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

11.    Long-Term Debt (Continued)

        Required principal payments of long-term debt for each of the five succeeding fiscal years ending September 30, and thereafter are as follows:

2010	$38,893
2011	83,749
2012	90,024
2013	75,000
2014	—
Thereafter	188,856

$476,522

12.    Fair Value of Financial Instruments

        GAAP establishes a framework for measuring fair value and requires certain disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

        In accordance with applicable GAAP, we have formally documented the relationship between the interest rate swap contracts and the Term Loan, as well as our risk management objective and strategy for undertaking the hedge transactions. This process includes linking the derivative which was designated as a cash flow hedge to the specific liability on the balance sheet. We have determined that there will be no ineffectiveness in the hedging relationships since the hedged forecasted interest

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

12.    Fair Value of Financial Instruments (Continued)

payments are based on the same notional amount, have the same reset dates, and are based on the same benchmark interest rate designated under the variable rate Term Loan. Accordingly, we expect these hedging relationships to be highly effective and we assess, both at inception, and on an on-going basis, whether the swap contracts are highly effective in offsetting changes in the cash flows of the interest on the Term Loan. Therefore, we record the change in the fair value of the swap contracts in other comprehensive income ("OCI"), net of income taxes. The change in the fair value of the swap contracts for the fiscal year ended September 30, 2009 recorded through OCI, net of income tax was $4,889. At September 30, 2009, the swap contracts liability, included in other liabilities, was $10,181. The fair value of the swap contracts were valued using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates (Level 2).

7 1/8% Senior Subordinated Notes

        The face value and the fair value of the 7 1/8% Senior Subordinated Notes at September 30, 2009, was $190,000 and $184,300, respectively. The fair value of the 7 1/8% Senior Subordinated Notes was determined based on then quoted market prices (Level 1).

13.    Commitments

Operating Leases

        We conduct retail operations under operating leases, which expire at various dates through 2034. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs.

        Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year at September 30, 2009 are as follows for the fiscal year ending September 30:

2010	$112,724
2011	100,504
2012	86,685
2013	71,107
2014	55,287
Thereafter	196,176

$622,483

        Operating lease rent expense (including real estate taxes and maintenance costs) and leases on a month to month basis were approximately $149,929, $132,152 and $122,554 during fiscal 2009, 2008 and 2007, respectively.

Purchase Commitments

        We were committed to make future purchases primarily for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $151,575 at September 30, 2009.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

13.    Commitments (Continued)

Capital Commitments

        We had approximately $25,313 in open capital commitments at September 30, 2009, primarily related to leasehold improvements, as well as manufacturing equipment, computer hardware and software.

Real Estate Tax Incentive Transaction

        In August 2005, we entered into a sale-leaseback transaction pursuant to which we sold certain manufacturing assets and the land and building located in Augusta, Georgia for a total purchase price of $14,973. The purchase price consisted of $14,973 in cash which was simultaneously invested and is subject to an Industrial Revenue Bonds (IRB's) financing agreement. This agreement is intended to permit counties to attract business investment by offering property tax incentives. In accordance with Georgia law, we entered into this sale-leaseback agreement with Richmond County (the "County") and acquired an Industrial Development Revenue Bond. The arrangement is structured so that our lease payments to the County equal and offset the County's bond payments to the Company. The Bond is non-recourse to the County, our lease payments are pledged to secure repayment of the Bond, and the lease and bond provide for the legal right of offset. Consequently, the investment and lease obligation related to this arrangement have been offset in our consolidated balance sheets. The agreement has a maximum expiration date of 2025. Under the terms of the agreement, we must annually submit information regarding the value of the machinery and equipment in service in the County. If we had not entered into this transaction, property tax payments would have been higher. We can reacquire such property and terminate the agreement at a nominal price of one dollar. The subject property was included in other assets in our consolidated balance sheet as of September 30, 2009 and 2008.

Employment Agreements

        We have employment agreements with two of our executive officers. The agreements, entered into on March 1, 2008, each have a term of three years and are automatically renewed each year after the initial term unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and change in control of the Company. The remaining commitment for salaries to these two officers as of September 30, 2009 was approximately $2,160. In addition, five members of Holland & Barrett's senior executive staff have service contracts terminable by us upon twelve months notice. The annual aggregate commitment for such senior executive staff as of September 30, 2009 was approximately $1,475.

        We have a mandatory retirement age policy that applies to each member of the Board of Directors, other than Mr. Arthur Rudolph, our founder. Under this superannuation policy, no person who has reached the age of 73 can stand for election to the Board, unless an exception to the policy is approved by the Board. Each Board member who has served on the Board for at least 15 years and who retires from the Board solely as a result of this superannuation policy will continue to receive the annual Board retainer until the earlier of the tenth anniversary of his retirement date or until his death. We are currently making payments to three former directors totaling $190 per year as a result of this policy.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

14.    Litigation Summary

Prohormone Products

        In March 2004, a putative class-action lawsuit, captioned Jerry Beidler v. MET-Rx USA, Inc, was filed in New Jersey Superior Court, Mercer County, against MET-Rx USA, Inc. ("Met-Rx"), a subsidiary of the Company, claiming that the advertising and marketing of certain prohormone supplements were false and misleading and that plaintiff and the putative class of New Jersey purchasers of these products were entitled to damages and injunctive relief. Because these allegations were virtually identical to allegations made in a putative nationwide class-action previously filed against Met-Rx in California (in an action styled Eric Ayala v. MET-Rx USA, Inc. et. al.), we moved in 2004 to dismiss or stay the New Jersey action pending the outcome of the California action. The motion was granted, and the New Jersey action is stayed at this time. The California action against Met-Rx was dismissed in 2008.

Nutrition Bars

        Our subsidiary, Rexall Sundown, Inc. ("Rexall"), and certain of its subsidiaries, are defendants in a class-action lawsuit, captioned Jamie Pesek, et al. v. Rexall Sundown, Inc., et al., brought in California Superior Court, County of San Francisco in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. We have defended this action vigorously. Since December 2007, with Rexall's and the other defendants' renewed motion for judgment on the pleadings pending, the Court has stayed the case for all purposes, pending rulings on relevant cases before the California Supreme Court. Although the California Supreme Court has resolved some of those cases, others remain pending as of this date. Accordingly, the case remains stayed. Most recently, the Court held a case-management conference on August 5, 2009, at which the parties requested, and the Court agreed, to keep the stay in place for at least another six months. We anticipate that the Court will hold another conference in early 2010. Based upon the information currently available, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

Claims in the Ordinary Course

        In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability, intellectual property and Proposition 65 claims) arise in the ordinary course of our business. We believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on our consolidated financial condition or results of operations, if adversely determined against us.

15.    Income Taxes

        Income before provision for income taxes consists of the following components:

	2009	2008	2007
United States	$170,279	$141,823	$184,181
Foreign	58,689	89,217	119,795

	$228,968	$231,040	$303,976

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

15.    Income Taxes (Continued)

        Provision for income taxes consists of the following:

	2009	2008	2007
Federal
Current	$47,260	$38,199	$57,796
Deferred	6,141	7,048	(607)
State
Current	8,185	3,449	4,888
Deferred	622	394	(219)
Foreign
Current	20,799	28,544	33,524
Deferred	232	255	662

Total provision	$83,239	$77,889	$96,044

        The following is a reconciliation of the income tax expense computed using the statutory Federal income tax rate to the actual income tax expense and the effective income tax rate.

	2009		2008		2007
	Amount	Percent of pretax income	Amount	Percent of pretax income	Amount	Percent of pretax income
Income tax expense at statutory rate	$80,139	35.0%	$80,864	35.0%	$106,392	35.0%
State income taxes, net of federal income tax benefit	5,725	2.5%	2,498	1.1%	3,034	1.0%
Change in valuation allowance	4,309	1.9%	1,665	0.7%	(618)	(0.2)%
Effect of international operations, including foreign export benefit and earnings indefinitely reinvested	(4,193)	(1.8)%	(3,461)	(1.5)%	(11,091)	(3.6)%
Domestic manufacturing deduction	(2,580)	(1.1)%	(1,572)	(0.7)%	(1,460)	(0.5)%
Other, individually less than 5%	(161)	(0.1)%	(2,105)	(0.9)%	(213)	(0.1)%

	$83,239	36.4%	$77,889	33.7%	$96,044	31.6%

        The difference in the effective rate in fiscal 2009 as compared to the statutory rate is mainly attributable to higher state income taxes resulting from an increase in domestic income and losses attributable to certain foreign subsidiaries for which no benefit has been recognized.

        The difference in the effective rate in fiscal 2008 as compared to the statutory rate is mainly attributable to our enhanced foreign structure.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

15.    Income Taxes (Continued)

        The components of deferred tax assets and liabilities are as follows as of September 30:

	2009	2008
Deferred tax assets:
Inventory reserves	$9,774	$15,278
Accrued expenses and reserves not currently deductible	23,443	16,660
Other comprehensive income	2,130	—
Tax credits	16,328	19,423
Foreign net operating losses	9,610	4,735
Valuation allowance	(13,063)	(8,400)

Total deferred income tax assets, net of valuation allowance	48,222	47,696

Deferred tax liabilities:
Property, plant and equipment	(13,953)	(20,201)
Intangibles	(26,158)	(22,421)
Undistributed foreign earnings	(16,379)	(17,180)
Other comprehensive income	—	(11,935)

Total deferred income tax liabilities	(56,490)	(71,737)

Total net deferred income tax liabilities	(8,268)	(24,041)
Less current deferred income tax assets	(28,154)	(25,098)

Long-term deferred income tax liabilities	$(36,422)	$(49,139)

        At September 30, 2009, we had foreign net operating losses, foreign tax credit and New York State ("NYS") investment tax credit carryforwards of $27,670, $12,253 and $4,076, respectively. At September 30, 2009 and 2008, we maintained a valuation allowance of $3,453 and $3,666, respectively, against the NYS investment tax credits that expire primarily between 2013 and 2016 and $9,610 and $4,735, respectively, against foreign loss carryforwards which expire in accordance with applicable tax law. We provide a valuation allowance for these credit and loss carryforwards because we do not consider realization of such assets to be more likely than not. We continue to monitor the need for these valuation allowances on an on-going basis.

        At September 30, 2009, we had $66,248 of undistributed international earnings on which we have not provided any U.S. tax expense as we intend to permanently reinvest these earnings outside of the U.S.

        The change in the valuation allowance for the fiscal years ended September 30, 2009 and 2008 is as follows:

	2009	2008
Beginning balance	$(8,400)	$(6,735)
NYS investment tax credit carryforwards utilized/(generated)	212	(350)
Foreign net operating losses generated	(4,521)	(1,315)
Foreign net operating losses acquired	(354)	—

Balance at September 30	$(13,063)	$(8,400)

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

15.    Income Taxes (Continued)

        Effective October 1, 2007, we adopted the FASB authoritative guidance relating to accounting for uncertainty in income taxes. In accordance with this guidance, we recognized a cumulative-effect adjustment of $3,025, increasing our liability for unrecognized tax benefits, interest and penalties and reducing the October 1, 2007 balance of retained earnings.

        The following table summarizes the activity related to gross unrecognized tax benefits from October 1, 2008 to September 30, 2009:

Balance as of October 1, 2008	$10,007
Increases related to prior year tax positions	385
Decreases related to prior year tax positions	—
Decreases related to settlements with taxing authorities	(465)
Decreases related to lapsing of statute of limitations	(698)

Balance as of September 30, 2009	$9,229

        These liabilities are primarily included as a component of other liabilities in our consolidated balance sheet because we generally do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months.

        Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $6,216 and $6,666 as of September 30, 2009 and 2008, respectively. We do not believe that the amount will significantly change in the next 12 months.

        We accrue interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods. At September 30, 2009, we had accrued $1,218 and $736 for the potential payment of interest and penalties, respectively. As of September 30, 2009, we were subject to U.S. Federal Income Tax examinations for the tax years 2006 through 2009, and to non-US examinations for the tax years of 2003—2009. In addition, we are generally subject to state and local examinations for fiscal years 2006—2009. There were no significant changes to accrued penalties and interest during the fiscal year ended September 30, 2009.

16.    Stockholders' Equity

        On March 11, 1999, our board of directors approved a 20 million share repurchase program that authorizes us to purchase shares of our common stock to increase shareholder value and manage dilution resulting from shares issued under our equity compensation plans.

        During fiscal 2008, we repurchased and retired 6,716 shares of NBTY common stock at an average price of $28.06 per share, totaling $188,432. During fiscal 2007, we repurchased and retired 421 shares at an average price of $35.17 per share, totaling $14,808. All shares were repurchased in open-market transactions as part of our publicly announced share repurchase program. As of September 30, 2009, there were approximately 3,850 shares available to be repurchased under this program.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

17.    Stock Based Compensation and Employee Benefit Plans

Stock Option Plans

        In February 2009, the Company's shareholders approved the NBTY, Inc. 2009 Equity Awards Plan (the "2009 Plan"). In accordance with the 2009 Plan, the Company's Board of Directors ("Board") may grant up to 2,500 shares of common stock, which may be in the form of stock options, stock appreciation rights, restricted shares, restricted stock units or other common stock based awards as the Board may determine. At September 30, 2009, there were no equity-based awards outstanding under the 2009 Plan.

        In February 2008, the Company's shareholders approved the NBTY, Inc. Year 2008 Stock Option Plan (the "2008 Plan"). The 2008 Plan is substantially identical to the NBTY, Inc. Year 2002 Stock Option Plan (the "2002 Plan"). No further stock option awards have been granted under the 2002 Plan since the adoption of the 2008 Plan. The 2008 Plan will not affect the terms or conditions of the 151 stock option awards granted in February 2008 under the 2002 Plan. In accordance with the 2008 Plan, the Board may grant up to approximately 1,451 shares of common stock in the form of stock options (which is equal to the number of shares of common stock that remained available for stock option awards under the 2002 Plan as of February 2008). The exercise price per share for options granted may not be less than the fair market value per share of common stock on the date of grant. Stock options vesting is determined by the Board. Stock options expire no later than 10 years from the date of grant.

        In fiscal 2009, the Company granted 925 stock options to directors and certain employees under the 2008 and 2000 Stock Option Plans. These stock options were granted with a weighted average exercise price of $22.90. All stock options were granted at a price equal to the fair market value of the Company's common stock on the date of grant. The vesting period for 261 of these options is over four years, with 1/2 vesting in 2010, and 1/6 vesting on the anniversary of the date of grant in 2011, 2012 and 2013. The vesting period for the remaining 664 options is over four years, with no vesting in 2010, and 1/3 vesting on the anniversary of the date of grant in 2011, 2012 and 2013. All stock options granted expire ten years from the date of grant.

        In fiscal 2008, the Company granted 447 stock options to directors and employees under the 2008 Plan, 150 stock options to employees under the 2002 Plan and 360 stock options to employees under the NBTY, Inc. Year 2000 Stock Option Plan for an aggregate grant of 957 stock options. These stock options were granted at a weighted average exercise price of $25.52. All stock options were granted at a price equal to the fair market value of the Company's common stock on the date of grant. These options vest over four years, with no vesting in 2009, and 1/3 vesting on the anniversary of the date of grant in 2010, 2011 and 2012, and expire ten years from the date of grant.

        The weighted-average grant-date fair value per share of the options granted in fiscal 2009 and fiscal 2008 was $11.48 and $12.70, respectively. The fair value of each option award is estimated on the

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

17.    Stock Based Compensation and Employee Benefit Plans (Continued)

date of grant using a Black-Scholes-Merton option pricing model. The following weighted-average assumptions were used for the options granted:

	2009	2008
Risk-free rate(1)	2.8%	3.2%
Expected term(2)	6.5 years	6.4 years
Expected volatility(3)	49%	47%
Expected dividends	0.0%	0.0%

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

        A summary of stock option activity follows:

	Fiscal Year Ended September 30,
	2009		2008		2007
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of period	3,231	$11.53	3,475	$5.80	3,802	$5.79
Granted	925	$22.90	957	$25.52	—	$—
Exercised	(275)	$5.26	(1,197)	$6.12	(327)	$5.62
Forfeited	(116)	$25.51	(4)	$—	—	$—

Outstanding at end of period	3,765	$14.38	3,231	$11.53	3,475	$5.80

Exercisable at end of period	1,999	$5.75	2,274	$5.64	3,475	$5.80

Number of shares available for future grant	3,136

        A summary of stock option exercises and related activity follows:

	2009	2008	2007
Stock options exercised	275	1,197	327
Aggregate proceeds	$1,446	$7,325	$1,840
Compensation deduction for tax purposes	$148	$2,709	$8,904
Tax benefit credited to capital in excess of par	$55	$1,002	$3,294
Intrinsic value of options exercised	$4,867	$29,509	$12,767

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

17.    Stock Based Compensation and Employee Benefit Plans (Continued)

        The following table summarizes information about stock options outstanding at September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
$5.47–$5.88	1,999	1.0	$5.75	1,999	$5.75	1.0	$67,647
$15.98	261	9.5	$15.98	—	$—
$25.50–$28.34	1,505	9.0	$25.57	—	$—

Employee Benefit Plans

        We sponsor a Retirement Savings Plan consisting of a 401(k) plan covering substantially all employees with more than six months of service. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from one to fifty percent of their annual compensation to the Plan, limited to a maximum annual amount as set, and periodically updated, by the Internal Revenue Service. We provide a Company match of 100% of employee contributions, up to three percent of the employee's gross earnings and 50% match of the next two percent of earnings, limited to an annual match contribution of $10 per employee. Employees become fully vested in employer match contributions after three years of service.

        We also sponsor an Employee Stock Ownership Plan ("ESOP") which covers substantially all domestic employees who are employed at calendar year end and have completed one year of service (providing the employee worked at least the minimum number of hours as required by the terms of the plan during such plan year). As of September 30, 2009, all shares of the ESOP have been allocated to participants' accounts. The ESOP's assets consist primarily of our common stock and a small amount of cash and other investments. Total ESOP shares are considered to be shares outstanding for earnings per share calculations.

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

        The ESOP held approximately 3.2% and 3.1% of our outstanding common stock for the benefit of all participants as of September 30, 2009 and 2008, respectively.

        The accompanying financial statements reflect contributions to these plans of approximately $8,731, $5,388 and $3,730 during fiscal 2009, 2008 and 2007, respectively.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

17.    Stock Based Compensation and Employee Benefit Plans (Continued)

        Certain international subsidiaries of the Company, mainly in the U.K., have company-sponsored defined contribution plans to comply with local statutes and practices. The accompanying financial statements reflect contributions to these plans by such subsidiaries in the approximate amount of $1,180, $1,606 and $1,564 during fiscal 2009, 2008 and 2007, respectively.

18.    Related Party Transactions

        Certain members of the immediate families of Arthur Rudolph, Scott Rudolph and Glenn Schneider (each a director or executive officer of the Company) are employed by the Company. During fiscal 2009, 2008 and 2007, these immediate family members received aggregate compensation and fringe benefits from the Company totaling $2,611, $1,949 and $2,158, respectively, for services rendered by them as associates of the Company.

        An entity owned by a relative of Messrs. Arthur Rudolph and Scott Rudolph received sales commissions from us of $645, $791 and $687 in fiscal 2009, 2008 and 2007, respectively.

        We paid $450 during fiscal 2009, 2008 and 2007, to Rudolph Management Associates, Inc., pursuant to the Consulting Agreement between the Company and Rudolph Management Associates, Inc. Arthur Rudolph, a director of the Company and father of Scott Rudolph (Chairman and Chief Executive Officer), is the President of Rudolph Management Associates, Inc.

        We lease one Vitamin World store, of approximately fifteen-hundred square feet of retail space, in a shopping mall that is owned by an entity in which members of the extended family of Aram Garabedian (a director of the Company) have an aggregate 35% income interest. The lease expires in October 2010. During fiscal 2009, 2008 and 2007, aggregate payments of rents and other charges under this lease were $137, $123, and $122, respectively.

19.    Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income, net of income taxes as of September 30, 2009 and 2008 are as follows:

	2009	2008
Cumulative foreign currency translation adjustments	$2,899	$19,007
Change in fair value of interest rate swaps	(6,251)	(1,362)

Total	$(3,352)	$17,645

        The change in the cumulative foreign currency translation adjustment primarily relates to our investment in our European subsidiaries and fluctuations in exchange rates between their local functional currencies and the U.S. dollar.

        During the fiscal year ended September 30, 2009, we recorded a decrease in our deferred tax liability of $13,213 relating to other comprehensive income incurred during the year. During the fiscal year ended September 30, 2008, we recorded a decrease in our deferred tax liability of $18,630 relating to other comprehensive income incurred during the year.

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

Customers

        We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current credit worthiness, as determined by the review of their current credit information. Customers' account activity is continuously monitored. As a result of this review process, we record bad debt expense, which is based upon historical experience as well as specific customer collection issues that have been identified, to adjust the carrying amount of the related receivable to its estimated realizable value. While such bad debt expenses have historically been within expectations and allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of one or more of our customers were to deteriorate, additional bad debt provisions may be required.

        One customer accounted for the following percentages of net sales for the fiscal years ended September 30:

	Wholesale/US Nutrition Segment Net Sales			Total Consolidated Net Sales
	2009	2008	2007	2009	2008	2007
Customer A	30%	22%	18%	18%	12%	9%

        The loss of this customer, or any of our other major customers, would have a material adverse effect on our consolidated results of operations if we were unable to replace such customer(s).

        The following customers accounted for the following percentages of the Wholesale/US Nutrition segment's gross accounts receivable at fiscal years ended:

	2009	2008
Customer A	25%	19%
Customer B	11%	9%

Suppliers

        During fiscal 2009, 2008 and 2007 no one supplier provided more than 10% of our raw material purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

21.    Supplemental Disclosure of Cash Flow Information

	2009	2008	2007
Cash interest paid (net of capitalized interest of $0, $1,404 and $912 in 2009, 2008 and 2007, respectively)	$34,074	$14,882	$14,870
Cash income taxes paid (net of refunds of $571 in 2007)	61,646	69,411	100,840
Non-cash investing and financing information:
Acquisitions accounted for under the purchase method:
Fair value of assets acquired	$—	$464,358	$44,922
Liabilities assumed	—	(66,068)	(7,870)
Less: Cash acquired	—	(3,758)	(47)

Net cash paid	$—	$394,532	$37,005

Capital lease obligations	$—	$—	$333
Working capital accrual adjustment	—	—	(1,605)
Property, plant and equipment additions included in accounts payable	1,131	5,099	1,578

22.    Segment Information

        We are organized by sales segments on a worldwide basis. We evaluate performance based on a number of factors; however, the primary measures of performance are the net sales, gross profit and income or loss from operations (prior to corporate allocations) of each segment, as these are the key performance indicators that we review. Operating income or loss for each segment does not include the impact of any intercompany transfer pricing mark-up, corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, and various other corporate level activity related expenses. Such unallocated expenses remain within corporate. During fiscal 2009, we changed the way certain expenses are allocated to the segments. Specifically, certain shipping and warehouse costs, information technology and advertising costs previously included in the Corporate segment are now allocated to the Wholesale/US Nutrition, North American Retail and Direct Response/E-Commerce segments on a percentage of sales basis. All prior period segment information has been adjusted to conform with the current period presentation.

        All our products fall into one or more of these four segments:

  •
  Wholesale/US Nutrition—This segment is comprised of several divisions, each targeting specific market groups which include wholesalers, distributors, food, drug and mass merchandisers, pharmacies, health food stores, club stores, bulk and international customers.

  •
  North American Retail—This segment generates revenue through its 442 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its Canadian operation of 86 owned and operated Le Naturiste stores.

  •
  European Retail—This segment generates revenue through its 537 Holland & Barrett stores, 351 Julian Graves stores and 31 GNC stores in the UK, 80 De Tuinen stores, which includes 19 franchise locations, in the Netherlands and 24 Nature's Way stores in Ireland. In addition,

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

22.    Segment Information (Continued)

    Holland & Barrett has 9 franchise locations in South Africa. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and Internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phone.

        The following table represents key financial information of our business segments:

	Wholesale/ US Nutrition	North American Retail	European Retail	Direct Response/ E-Commerce	Corporate/ Manufacturing	Consolidated
Fiscal 2009:
Net sales	$1,557,089	$201,878	$601,574	$221,409	$—	$2,581,950
Income (loss) from operations	180,660	1,420	89,747	57,442	(65,358)	263,911
Depreciation and amortization	14,794	3,007	14,385	5,022	31,680	68,888
Capital expenditures	834	2,501	10,575	4,662	24,803	43,375
Fiscal 2008:
Net sales	$1,160,486	$208,014	$600,463	$210,506	$—	$2,179,469
Income (loss) from operations	158,195	(2,816)	121,941	28,197	(68,905)	236,612
Depreciation and amortization	11,655	3,161	12,311	5,254	28,340	60,721
Capital expenditures	3,051	5,684	15,837	2,076	22,449	49,097
Fiscal 2007:
Net sales	$976,814	$223,435	$620,281	$193,976	$—	$2,014,506
Income (loss) from operations	165,127	(4,430)	156,966	44,157	(54,219)	307,601
Depreciation and amortization	11,062	3,883	11,154	5,030	24,472	55,601
Capital expenditures	1,226	763	24,760	1,104	23,421	51,274

        Net sales by location of customer

	2009	2008	2007
United States	$1,745,348	$1,378,845	$1,214,223
United Kingdom	576,584	572,455	603,558
Netherlands	56,557	59,389	51,094
Ireland	20,844	22,617	21,311
Canada	86,071	50,921	32,888
Other foreign countries	96,546	95,242	91,432

Consolidated net sales	$2,581,950	$2,179,469	$2,014,506

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

22.    Segment Information (Continued)

        Long-lived assets—Property, plant and equipment, goodwill and other intangible assets

	2009	2008
United States	$671,384	$704,990
United Kingdom	203,489	236,551
Netherlands	13,997	12,495
Ireland	9,203	8,518
Canada	25,831	26,038
Other foreign countries	3,151	3,277

Consolidated long-lived assets	$927,055	$991,869

        Total assets by segment as of September 30, 2009 and 2008 are as follows:

	2009	2008
Wholesale/US Nutrition	$915,783	$835,883
North American Retail	28,334	31,580
European Retail	403,657	389,794
Direct Response/E-Commerce	54,348	62,825
Corporate/Manufacturing	558,099	616,276

Consolidated assets	$1,960,221	$1,936,358

        Approximately 29%, 33% and 36% of our net sales for the fiscal years ended September 30, 2009, 2008 and 2007, respectively, were denominated in currencies other than US dollars, principally British pounds, euros and Canadian dollars. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of assets and total liabilities as of September 30, 2009 and 2008:

	2009	2008
Total Assets	26%	26%
Total Liabilities	13%	12%

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

  (1)
  Condensed consolidating balance sheets as of September 30, 2009 and 2008, and statements of income and statements of cash flows for the fiscal years ended September 30, 2009, 2008 and

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

23.    Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

23.    Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Balance Sheet
As of September 30, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$46,169	$—	$59,832	$—	$106,001
Accounts receivable, net	—	132,762	23,101	—	155,863
Intercompany	—	141,489	744,496	(885,985)	—
Inventories	—	530,218	128,316	—	658,534
Deferred income taxes	—	24,124	4,030	—	28,154
Other current assets	—	20,910	29,089	—	49,999

Total current assets	46,169	849,503	988,864	(885,985)	998,551
Property, plant and equipment, net	39,246	245,415	89,156	—	373,817
Goodwill	—	197,701	141,398	—	339,099
Other intangible assets, net	—	189,022	25,117	—	214,139
Other assets	—	21,403	13,212	—	34,615
Intercompany loan receivable	340,710	40,733	—	(381,443)	—
Investments in subsidiaries	2,082,257	—	—	(2,082,257)	—

Total assets	$2,508,382	$1,543,777	$1,257,747	$(3,349,685)	$1,960,221

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$38,138	$115	$640	$—	$38,893
Accounts payable	—	90,835	37,650	—	128,485
Intercompany	885,985	—	—	(885,985)	—
Accrued expenses and
other current liabilities	—	114,851	41,883	—	156,734

Total current liabilities	924,123	205,801	80,173	(885,985)	324,112
Intercompany loan payable	—	—	381,443	(381,443)	—
Long-term debt, net of current portion	398,411	—	39,218	—	437,629
Deferred income taxes	35,959	—	463	—	36,422
Other liabilities	22,064	2,602	9,567	—	34,233

Total liabilities	1,380,557	208,403	510,864	(1,267,428)	832,396
Commitments and contingencies
Stockholders' Equity:
Common stock	495	—	—	—	495
Capital in excess of par	145,885	352,019	301,269	(653,288)	145,885
Retained earnings	984,797	983,355	450,168	(1,433,523)	984,797
Accumulated other comprehensive income	(3,352)	—	(4,554)	4,554	(3,352)

Total stockholders' equity	1,127,825	1,335,374	746,883	(2,082,257)	1,127,825

Total liabilities and stockholders' equity	$2,508,382	$1,543,777	$1,257,747	$(3,349,685)	$1,960,221

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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

23.    Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Income
Year Ended September 30, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,902,258	$757,672	$(77,980)	$2,581,950

Costs and expenses:
Cost of sales	—	1,197,482	338,935	(77,980)	1,458,437
Advertising, promotion and catalog	—	90,075	20,023	—	110,098
Selling, general and administrative	77,600	342,341	317,845	—	737,786
IT project termination costs	—	9,418	2,300	—	11,718

	77,600	1,639,316	679,103	(77,980)	2,318,039

Income from operations	(77,600)	262,942	78,569	—	263,911

Other income (expense):
Equity in income of subsidiaries	211,791	—	—	(211,791)	—
Intercompany interest	18,805	—	(18,805)	—	—
Interest	(33,060)	(2)	(1,820)	—	(34,882)
Miscellaneous, net	(480)	(495)	914	—	(61)

	197,056	(497)	(19,711)	(211,791)	(34,943)

Income before provision for income taxes	119,456	262,445	58,858	(211,791)	228,968
(Benefit) provision for income taxes	(26,273)	91,855	17,657	—	83,239

Net income	$145,729	$170,590	$41,201	$(211,791)	$145,729

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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

23.    Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$145,729	$170,590	$41,201	$(211,791)	$145,729
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(211,791)	—	—	211,791	—
Impairments and disposals of assets, net	122	13,411	496	—	14,029
Depreciation and amortization	3,771	47,661	17,456	—	68,888
Foreign currency transaction loss	2,698	821	1,033	—	4,552
Stock-based compensation	2,988	142	266	—	3,396
Amortization of deferred charges	1,270	—	—	—	1,270
Allowance for doubtful accounts	—	(2,917)	563	—	(2,354)
Inventory reserves	—	6,889	—	—	6,889
Deferred income taxes	—	7,325	(330)	—	6,995
Excess income tax benefit from exercise of stock options	(55)	—	—	—	(55)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	(28,415)	(3,953)	—	(32,368)
Inventories	—	(62,536)	(25,812)	—	(88,348)
Other assets	—	4,548	(3,293)	—	1,255
Accounts payable	—	14,756	2,996	—	17,752
Accrued expenses and other liabilities	—	(9,621)	(1,072)	—	(10,693)

Net cash (used in) provided by operating activities	(55,268)	162,654	29,551	—	136,937

Cash flows from investing activities:
Intercompany accounts	134,115	(134,318)	203		—
Purchase of property, plant and equipment	(4,951)	(28,503)	(9,921)		(43,375)
Escros refund, net of purchase price adjustments	11,904	—	1,479	—	13,383
Proceeds from sale of assets	—	2,000	—	—	2,000

Net cash provided by (used in) investing activities	141,068	(160,821)	(8,239)	—	(27,992)

Cash flows from financing activities:
Proceeds from borrowings under the Revolving Credit Facility	95,000	—	—	—	95,000
Principal payments under the Revolving Credit Facility	(155,000)	—	—	—	(155,000)
Principal payments under long-term debt agreements and capital leases	(30,794)	(1,833)	(590)	—	(33,217)
Excess income tax benefit from exercise of stock options	55	—	—	—	55
Proceeds from stock options exercised	1,446	—	—	—	1,446

Net cash used in financing activities	(89,293)	(1,833)	(590)	—	(91,716)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,408)	—	(1,408)

Net (decrease) increase in cash and cash equivalents	(3,493)	—	19,314	—	15,821
Cash and cash equivalents at beginning of year	49,662	—	40,518	—	90,180

Cash and cash equivalents at end of year	$46,169	$—	$59,832	$—	$106,001

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

23.    Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$153,151	$150,627	$63,602	$(214,229)	$153,151
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(214,229)	—	—	214,229	—
Impairments and disposals of assets, net	285	1,184	(149)	—	1,320
Depreciation and amortization	4,774	41,876	14,071	—	60,721
Foreign currency transaction (gain)/loss	(2,082)	(884)	1,032	—	(1,934)
Stock-based compensation	1,500	252	145	—	1,897
Amortization of deferred charges	874	—	—	—	874
Allowance for doubtful accounts	—	2,125	15	—	2,140
Inventory reserves	—	8,336	(223)	—	8,113
Deferred income taxes	—	7,467	230	—	7,697
Excess income tax benefit from exercise of stock options	(1,002)	—	—	—	(1,002)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	(10,060)	(1,559)	—	(11,619)
Inventories	—	(84,115)	7,088	—	(77,027)
Other assets	—	(899)	(1,918)	—	(2,817)
Accounts payable	—	14,364	(9,978)	—	4,386
Accrued expenses and other liabilities	—	30,020	1,485	—	31,505

Net cash (used in) provided by operating activities	(56,729)	160,293	73,841	—	177,405

Cash flows from investing activities:
Intercompany accounts	191,733	(129,074)	(62,659)	—	—
Purchase of property, plant and equipment	(7,261)	(27,325)	(14,511)	—	(49,097)
Purchase of available-for-sale marketable securities	(365,021)	—	—	—	(365,021)
Proceeds from sale of available-for-sale marketable securities	480,113	—	3,043	—	483,156
Cash paid for acquisitions, net of cash acquired	(371,929)	—	(22,603)	—	(394,532)
Cash paid for customer lists	(5,072)	—	—	—	(5,072)
Acquisition working capital escrow	(15,000)	—	—	—	(15,000)

Net cash used in investing activities	(92,437)	(156,399)	(96,730)	—	(345,566)

Cash flows from financing activities:
Proceeds from term loan	300,000	—	—	—	300,000
Proceeds from borrowings under the Revolving Credit Facility	385,000	—	—	—	385,000
Principal payments under the Revolving Credit Facility	(325,000)	—	—	—	(325,000)
Principal payments under long-term debt agreements and capital leases	(828)	(1,973)	(15)	—	(2,816)
Payments for financing fees	(2,478)	—	—	—	(2,478)
Excess income tax benefit from exercise of stock options	1,002	—	—	—	1,002
Proceeds from stock options exercised	7,325	—	—	—	7,325
Purchase of treasury stock (subsequently retired)	(188,432)	—	—	—	(188,432)

Net cash provided by (used in) financing activities	176,589	(1,973)	(15)	—	174,601

Effect of exchange rate changes on cash and cash equivalents	—	(1,921)	(7,241)	—	(9,162)

Net increase (decrease) in cash and cash equivalents	27,423	—	(30,145)	—	(2,722)
Cash and cash equivalents at beginning of year	22,239	—	70,663	—	92,902

Cash and cash equivalents at end of year	$49,662	$—	$40,518	$—	$90,180

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

23.    Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$207,932	$162,764	$83,857	$(246,621)	$207,932
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(246,621)			246,621	—
Impairments and disposals of assets, net	3,067	1,345	270	—	4,682
Depreciation and amortization	6,648	36,724	12,229	—	55,601
Foreign currency transaction (gain)/loss	(2,760)	(2,244)	126	—	(4,878)
Amortization and write-off of deferred charges	1,972	—	—	—	1,972
Allowance for doubtful accounts	—	(1,533)	(42)	—	(1,575)
Inventory reserves	—	10,903	1,929	—	12,832
Deferred income taxes	—	(836)	672	—	(164)
Excess income tax benefit from exercise of stock options	(3,294)	—	—	—	(3,294)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	(4,268)	4,629	—	361
Inventories	—	(14,622)	(14,607)	—	(29,229)
Other assets	—	1,980	(2,617)	—	(637)
Accounts payable	—	(5,881)	6,906	—	1,025
Accrued expenses and other liabilities	—	(1,783)	(1,849)	—	(3,632)

Net cash (used in) provided by operating activities	(33,056)	182,549	91,503	—	240,996

Cash flows from investing activities:
Intercompany accounts	165,544	(169,812)	4,268	—	—
Purchase of property, plant and equipment	(2,884)	(22,826)	(25,564)	—	(51,274)
Purchase of available-for-sale marketable securities	(447,006)	—	(2,760)	—	(449,766)
Proceeds from sale of available-for-sale marketable securities	328,714	—	—	—	328,714
Cash paid for acquisition, net of cash acquired	(37,005)	—	—	—	(37,005)
Cash collateral securing loan	—	—	(18,861)	—	(18,861)
Purchase price settlement	—	—	(473)	—	(473)

Net cash provided by (used in) investing activities	7,363	(192,638)	(43,390)	—	(228,665)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(711)	(177)	—	—	(888)
Payments for financing fees	(1,649)	—	—	—	(1,649)
Excess income tax benefit from exercise of stock options	3,294	—	—	—	3,294
Proceeds from stock options exercised	1,840	—	—	—	1,840
Purchase of treasury stock (subsequently retired)	(14,808)	—	—	—	(14,808)

Net cash used in financing activities	(12,034)	(177)	—	—	(12,211)

Effect of exchange rate changes on cash and cash equivalents	—	881	2,096		2,977

Net (decrease) increase in cash and cash equivalents	(37,727)	(9,385)	50,209	—	3,097
Cash and cash equivalents at beginning of year	59,966	9,385	20,454	—	89,805

Cash and cash equivalents at end of year	$22,239	$—	$70,663	$—	$92,902

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share amounts)

24.    Quarterly Results of Operations (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for fiscal 2009 and 2008 (amounts may not equal fiscal year totals due to rounding):

	Quarter ended
Fiscal 2009:	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
Net sales	$660,552	$595,553	$651,707	$674,137
Gross profit	272,049	251,909	292,467	307,086
Income before income taxes	21,088	35,615	71,146	101,119
Net income	13,475	23,070	45,917	63,266
Net income per basic share	$.22	$.37	$.74	$1.02
Net income per diluted share	$.21	$.37	$.73	$1.00

	Quarter ended
Fiscal 2008:	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
Net sales	$510,858	$532,518	$534,519	$601,574
Gross profit	270,527	271,234	272,064	263,474
Income before income taxes	69,260	65,947	68,970	26,862
Net income	45,822	44,226	45,526	17,576
Net income per basic share	$.68	$.69	$.74	$.29
Net income per diluted share	$.67	$.67	$.72	$.28

SCHEDULE II
NBTY, INC.
Valuation and Qualifying Accounts
For the years ended September 30, 2009, 2008 and 2007

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Fiscal year ended September 30, 2009:
Inventory reserves	$17,208	$6,889	$—	$—		$24,097
Allowance for doubtful accounts	$9,768	$(2,354)	$—	$(3,691	)(a)	$3,723
Promotional program incentive allowance	$43,902	$200,839	$—	$(195,670)		$49,071
Allowance for sales returns	$8,904	$31,514	$—	$(28,711	)(b)	$11,707
Valuation allowance for deferred tax assets	$8,400	$4,521	$354	$(212)		$13,063
Fiscal year ended September 30, 2008:
Inventory reserves	$14,136	$8,113	$—	$(5,041)		$17,208
Allowance for doubtful accounts	$7,617	$2,140	$11	$—		$9,768
Promotional program incentive allowance	$27,429	$157,440	$—	$(140,967)		$43,902
Allowance for sales returns	$8,499	$21,506	$—	$(21,101	)(b)	$8,904
Valuation allowance for deferred tax assets	$6,735	$1,665	$—	$—		$8,400
Fiscal year ended September 30, 2007:
Inventory reserves	$11,019	$12,832	$—	$(9,715)		$14,136
Allowance for doubtful accounts	$10,361	$(1,575)	$—	$(1,169	)(a)	$7,617
Promotional program incentive allowance	$30,439	$125,406	$—	$(128,416)		$27,429
Allowance for sales returns	$10,778	$21,976	$—	$(24,255	)(b)	$8,499
Valuation allowance for deferred tax assets	$7,353	$99	$—	$(717)		$6,735

(a)
Uncollectible accounts written off.

(b)
Represents actual product returns.

S-1

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, INC. (Registrant)
By:	/s/ SCOTT RUDOLPH Scott Rudolph Chairman and Chief Executive Officer

Dated: November 30, 2009

        Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT RUDOLPH Scott Rudolph	Chairman and Chief Executive Officer (Principal Executive Officer)	November 30, 2009
/s/ HARVEY KAMIL Harvey Kamil	President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 30, 2009
/s/ ARTHUR RUDOLPH Arthur Rudolph	Director	November 30, 2009
/s/ ARAM G. GARABEDIAN Aram G. Garabedian	Director	November 30, 2009
/s/ GLENN COHEN Glenn Cohen	Director	November 30, 2009
/s/ MICHAEL L. ASHNER Michael L. Ashner	Director	November 30, 2009
/s/ PETER J. WHITE Peter J. White	Director	November 30, 2009
/s/ NEIL KOENIG Neil Koenig	Director	November 30, 2009