Form 10-Q
period 2009-12-31
NBTY INC
filed 2010-02-09
CIK 70793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2009
Or
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

        The number of shares of Common Stock (par value $.008 per share) outstanding as of January 29, 2010 was 63,228,998.

NBTY, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NBTY, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	December 31, 2009	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$158,706	$106,001
Accounts receivable, net	187,593	155,863
Inventories	655,448	658,534
Deferred income taxes	28,221	28,154
Other current assets	62,978	49,999

Total current assets	1,092,946	998,551
Property, plant and equipment, net	367,365	373,817
Goodwill	339,937	339,099
Intangible assets, net	210,285	214,139
Other assets	20,852	34,615

Total assets	$2,031,385	$1,960,221

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$61,227	$38,893
Accounts payable	96,206	128,485
Accrued expenses and other current liabilities	179,165	156,734

Total current liabilities	336,598	324,112
Long-term debt, net of current portion	404,479	437,629
Deferred income taxes	40,676	36,422
Other liabilities	30,753	34,233

Total liabilities	812,506	832,396

Commitments and contingencies
Stockholders' equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 63,209 shares and 61,874 shares at December 31, 2009 and September 30, 2009, respectively	506	495
Capital in excess of par	159,378	145,885
Retained earnings	1,060,383	984,797
Accumulated other comprehensive loss	(1,388)	(3,352)

Total stockholders' equity	1,218,879	1,127,825

Total liabilities and stockholders' equity	$2,031,385	$1,960,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three months ended December 31,
	2009	2008
Net sales	$751,151	$660,552

Costs and expenses:
Cost of sales	411,448	388,503
Advertising, promotion and catalog	28,742	31,291
Selling, general and administrative	188,731	195,901
IT project termination costs	—	8,647

	628,921	624,342

Income from operations	122,230	36,210

Other income (expense):
Interest	(8,056)	(9,489)
Miscellaneous, net	1,755	(5,633)

	(6,301)	(15,122)

Income before provision for income taxes	115,929	21,088
Provision for income taxes	40,343	7,613

Net income	$75,586	$13,475

Net income per share:
Basic	$1.21	$0.22
Diluted	$1.18	$0.21
Weighted average common shares outstanding:
Basic	62,408	61,600
Diluted	63,885	63,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.

Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

Three Months Ended December 31, 2009 and 2008

(Unaudited)

(in thousands)

	Common Stock
					Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Capital in Excess of Par	Retained Earnings		Total Stockholders' Equity
Balance, September 30, 2009	61,874	$495	$145,885	$984,797	$(3,352)	$1,127,825
Components of comprehensive income:
Net income				75,586		75,586
Foreign currency translation adjustment, net of taxes					1,164	1,164
Change in fair value of interest rate swaps, net of taxes					800	800

Comprehensive income:						$77,550

Exercise of stock options	1,335	11	7,832			7,843
Excess tax benefit from exercise of stock options			4,240			4,240
Stock-based compensation			1,421			1,421

Balance, December 31, 2009	63,209	$506	$159,378	$1,060,383	$(1,388)	$1,218,879

Balance, September 30, 2008	61,599	$493	$140,990	$839,068	$17,645	$998,196
Components of comprehensive income:
Net income				13,475		13,475
Foreign currency translation adjustment, net of taxes					(49,781)	(49,781)
Change in fair value of interest rate swaps, net of taxes					(6,123)	(6,123)

Comprehensive loss:						$(42,429)

Exercise of stock options	1		6			6
Stock-based compensation			702			702

Balance, December 31, 2008	61,600	$493	$141,698	$852,543	$(38,259)	$956,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$75,586	$13,475
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Impairments and disposals of assets	5,591	5,154
Depreciation and amortization	16,947	17,521
Foreign currency transaction loss	115	5,886
Amortization of deferred charges	392	316
Stock-based compensation	1,420	702
Allowance for doubtful accounts	(115)	1,361
Inventory reserves	2,174	1,737
Deferred income taxes	773	152
Excess income tax benefit from exercise of stock options	(4,240)	—
Changes in operating assets and liabilities:
Accounts receivable	(31,989)	(27,740)
Inventories	2,036	(44,047)
Other assets	1,523	4,698
Accounts payable	(32,864)	24,613
Accrued expenses and other liabilities	22,666	2,884

Net cash provided by operating activities	60,015	6,712

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,883)	(22,639)
Proceeds from sale of investments	1,650	—
Cash paid for acquisitions	(87)	(264)
Escrow refund, net of purchase price adjustments	—	12,219

Net cash used in investing activities	(8,320)	(10,684)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(10,968)	(8,497)
Proceeds from borrowings under the Revolving Credit Facility	—	35,000
Principal payments under the Revolving Credit Facility	—	(60,000)
Excess income tax benefit from exercise of stock options	4,240	—
Proceeds from stock options exercised	7,843	6

Net cash provided by (used in) financing activities	1,115	(33,491)

Effect of exchange rate changes on cash and cash equivalents	(105)	(19)

Net increase (decrease) in cash and cash equivalents	52,705	(37,482)
Cash and cash equivalents at beginning of period	106,001	90,180

Cash and cash equivalents at end of period	$158,706	$52,698

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

        We have prepared these financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") applicable to interim financial information and on a basis that is consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 ("2009 Form 10-K"). In our opinion, these financial statements reflect all adjustments (including normal recurring items) necessary for a fair presentation of our results for the interim periods presented. These financial statements do not include all information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our 2009 Form 10-K. Results for interim periods are not necessarily indicative of results which may be achieved for a full year.

        We have evaluated subsequent events through February 9, 2010, the date of issuance of these financial statements.

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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

1. Basis of Presentation (Continued)

Accounts Receivable Reserves

        Accounts receivable were net of the following reserves:

	December 31, 2009	September 30, 2009
Allowance for sales returns	$9,033	$11,707
Promotional programs incentive allowance	64,129	49,071
Allowance for doubtful accounts	3,660	3,723

	$76,822	$64,501

Net Income Per Share

        Basic net income per share is based on the weighted average number of common shares outstanding during the three-month periods ended December 31, 2009 and 2008. For the three months ended December 31, 2009, diluted net income per share includes the dilutive effect of outstanding stock options and restricted stock units, which resulted in a dilutive effect of 1,477 shares. For the three months ended December 31, 2008, diluted net income per share includes the dilutive effect of outstanding stock options, which resulted in a dilutive effect of 1,514 shares. There were 287 and 900 outstanding stock options at December 31, 2009 and 2008, respectively, that were not included in the calculation of diluted net income per share since they would have been anti-dilutive.

Recent Accounting Developments

        In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance requiring an enterprise to perform an analysis to determine whether the enterprise's variable interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. This guidance will become effective for us October 1, 2010. We anticipate that the adoption of this guidance will not have a significant impact on our consolidated financial position or results of operations since we currently do not have any variable interest entities.

        The FASB issued authoritative guidance that retains the purchase method of accounting for acquisitions; however, it includes changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. This guidance became effective for us October 1, 2009 and will apply prospectively to business combinations completed on or after that date. The adoption of this guidance will impact future acquisitions.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

2. Inventories

        The components of inventories were as follows:

	December 31, 2009	September 30, 2009
Raw materials	$172,088	$166,447
Work-in-process	22,687	26,447
Finished goods	486,944	489,737
Valuation and obsolescence reserves	(26,271)	(24,097)

Total	$655,448	$658,534

3. Goodwill and Intangible Assets

Goodwill

        The changes in the carrying amount of goodwill by segment for the three-month period ended December 31, 2009, were as follows:

	Wholesale / US Nutrition	North American Retail	European Retail	Direct Response / E-Commerce	Consolidated
Balance at October 1, 2009:
Goodwill	$180,276	$7,686	$142,718	$16,105	$346,785
Accumulated impairment losses	—	(7,686)	—	—	(7,686)

	180,276	—	142,718	16,105	339,099
Foreign currency translation	145	—	606	—	751
Acquisition	—	—	87	—	87

Balance at December 31, 2009:
Goodwill	180,421	7,686	143,411	16,105	347,623
Accumulated impairment losses	—	(7,686)	—	—	(7,686)

	$180,421	$—	$143,411	$16,105	$339,937

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

3. Goodwill and Intangible Assets (Continued)

Intangible Assets

        The carrying amounts of intangible assets as of December 31, 2009 and September 30, 2009 were as follows:

	December 31, 2009		September 30, 2009
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets
Brands	$98,191	$27,450	$98,093	$26,201	20
Customer lists	64,952	44,616	64,948	43,667	2 - 15
Private label and customer relationships	122,935	16,002	122,822	14,374	10 - 20
Trademarks and licenses	17,802	7,572	17,844	7,417	2 - 20
Covenants not to compete	3,545	3,300	3,540	3,249	3 - 5

	307,425	98,940	307,247	94,908
Indefinite lived intangible asset
Trademark	1,800	—	1,800	—

Total intangible assets	$309,225	$98,940	$309,047	$94,908

        Aggregate amortization expense of other intangible assets included in the consolidated statements of income under the caption "selling, general and administrative" expenses for the three months ended December 31, 2009 and 2008 was $3,999 and $4,035, respectively.

        Assuming no changes in our definite lived intangible assets, estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the fiscal year ending September 30,
2010	$15,945
2011	$15,903
2012	$15,772
2013	$15,674
2014	$15,162

4. IT Project Termination Costs

        During December 2008, management determined that certain information technology projects relating to the Direct Response/E-Commerce segment that were ineffective and not economical would be terminated. As a result, previously capitalized software configuration and other related costs of $8,647 were written-off during the three months ended December 31, 2008.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

5. Accrued Expenses and Other Current Liabilities

        The components of accrued expenses and other current liabilities were as follows:

	December 31, 2009	September 30, 2009
Income taxes payable	$35,315	$16,700
Accrued compensation and related taxes	29,637	38,945
Accrued purchases	28,508	17,664
Litigation	9,506	9,646
Other	76,199	73,779

	$179,165	$156,734

6. Long-Term Debt

        The components of long-term debt were as follows:

	December 31, 2009	September 30, 2009
Credit Agreement:
$300 million, five-year Term Loan	$259,500	$270,000
$325 million, Revolving Credit Facility	—	—
Senior Subordinated Notes	188,895	188,856
Multi-currency Term Loan	15,440	15,336
Mortgage and Capital Leases	1,871	2,330

	465,706	476,522
Less: current portion	61,227	38,893

Total	$404,479	$437,629

        During December 2009, we made an additional principal payment of $3,000 on the Term Loan.

7. Litigation Summary

Prohormone Products

        In March 2004, a putative class-action lawsuit, captioned Jerry Beidler v. MET-Rx U.S.A, Inc, was filed in New Jersey Superior Court, Mercer County, against MET-Rx U.S.A, Inc. ("Met-Rx"), a subsidiary of the Company, claiming that the advertising and marketing of certain prohormone supplements were false and misleading and that plaintiff and the putative class of New Jersey purchasers of these products were entitled to damages and injunctive relief. Because these allegations were virtually identical to allegations made in a putative nationwide class-action previously filed against Met-Rx in California (in an action styled Eric Ayala v. MET-Rx U.S.A, Inc. et. al.), we moved in 2004 to dismiss or stay the New Jersey action pending the outcome of the California action. The motion was granted, and the New Jersey action is stayed at this time. The California action against Met-Rx was dismissed in 2008.

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

8. Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors.

        The effective income tax rate for the three months ended December 31, 2009 and 2008 was 34.8% and 36.1%, respectively. The effective income tax rate was lower for the three months ended December 31, 2009 as compared to the prior comparable period due to losses attributable to certain foreign subsidiaries for which no benefit was recognized in the prior year and due to the partial release of a valuation allowance on state tax credits in the current year.

        We accrue interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods. At December 31, 2009, we had $1,314 and $688 accrued for the potential payment of interest and penalties, respectively. As of December 31, 2009, we were subject to U.S. Federal Income Tax examinations for the tax years 2006-2009, and to non-U.S. examinations for the tax years of 2004-2009. In addition, we are generally subject to state and local examinations for fiscal years 2006-2009.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

8. Income Taxes (Continued)

        At December 31, 2009, we had a liability of $9,091 for unrecognized tax benefits, the recognition of which would have an effect of $6,126 on income tax expense and the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

9. Stock-based Compensation

        During the three months ended December 31, 2009, the Company granted 287 stock options to directors and certain employees under the 2008 and 2000 Stock Option Plans. These stock options were granted with an exercise price of $43.88. All stock options were granted at a price equal to the fair market value of the Company's common stock on the date of grant. The vesting period for these options is over four years, in three equal increments on each of the second, third and fourth anniversary of the date of grant, except those granted to Harvey Kamil, President and Chief Financial Officer, the vesting of which will accelerate if he retires after the second anniversary of the date of grant. All stock options granted expire ten years from the date of grant.

        The weighted average fair value per share of the options granted was $22.13. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used for the options granted during the three months ended December 31, 2009:

Risk-free rate(1)	2.9%
Expected term(2)	6.4
Expected volatility(3)	48.0%
Expected dividends	0.0%

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

        During the three months ended December 31, 2009, the Company also granted 21 restricted stock units to directors and certain executives under the 2009 Equity Awards Plan. The fair market value of the Company's common stock on the date of grant was $43.88. These restricted stock units vest over four years, in three equal increments on each of the second, third and fourth anniversary of the date of grant, except those granted to Harvey Kamil, President and Chief Financial Officer, the vesting of which will accelerate if he retires after the second anniversary of the date of grant.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

10. Fair Value of Financial Instruments

        GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

Interest Rate Swaps

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. In Fiscal 2008, we entered into two interest rate swap contracts to hedge the variability of future interest relating to a portion of the interest payments on our Term Loan. Each swap contract has a notional amount of $100 million. One swap contract has a fixed interest rate, before bank margin, of 3.88% for a two-year term and the other swap contract has a fixed interest rate, before bank margin, of 4.195% for a three-year term. Under the terms of the swap contracts, variable interest payments for a portion of our Term Loan are swapped for fixed interest payments.

        We have formally documented the relationship between the interest rate swap contracts and the Term Loan, as well as our risk management objective and strategy for undertaking the hedge transactions. This process includes linking the derivative which was designated as a cash flow hedge to the specific liability on the balance sheet. We record the change in the fair value of the swap contracts through Other Comprehensive Income ("OCI"), net of income tax. Since we expect these hedging relationships to be highly effective, both at inception of the hedges and on an ongoing basis, they are expected to be highly effective in achieving offsetting changes in fair value attributable to the hedged risk during the period that the hedges are designated. We have determined that there will be no ineffectiveness in the hedging relationships since the hedged forecasted interest payments are based on the same notional amount, have the same reset dates, and are based on the same benchmark interest rate designated under the variable rate Term Loan. We assess, at the inception of the hedges and on an ongoing basis, whether the derivatives used in the hedging transaction are highly effective in offsetting changes in the cash flows of the hedged item. The change in the fair value of the swap contracts for the three months ended December 31, 2009 recorded through OCI, net of income tax was $800. At December 31, 2009, the swap contracts liability was $8,878. Of this amount, $3,260 is included in other current liabilities and $5,618 is included in other liabilities. At September 30, 2009, the swap contracts

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

10. Fair Value of Financial Instruments (Continued)

liability, included in other liabilities, was $10,181. The fair value of the swap contracts were valued using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates (Level 2).

7 1/8% Senior Subordinated Notes

        The face value and the fair value of the 7 1/8% Senior Subordinated Notes at December 31, 2009, was $190,000 and $190,475, respectively. The fair value of the 7 1/8% Senior Subordinated Notes was based on then quoted market prices (Level 1).

11. Business and Credit Concentration

Financial Instruments

        Financial instruments that potentially subject us to credit risk consist primarily of cash and cash equivalents (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts), investments and trade accounts receivable. We mitigate our risk by investing in or through major financial institutions. At December 31, 2009, we had $1,425 of municipal bonds, which were classified as available-for-sale investments and included in non-current assets.

Customers

        We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current creditworthiness, as determined by review of their current credit information. Customers' account activity is continuously monitored. As a result of this review process, we record bad debt expense, which is based upon historical experience as well as specific customer collection issues that have been identified, to adjust the carrying amount of the related receivable to its estimated realizable value. While such bad debt expenses historically have been within expectations and the allowances established, if the financial condition of one or more of our customers were to deteriorate, additional bad debt provisions may be required.

        The following individual customers accounted for the following percentages of net sales for the three months ended December 31, 2009 and 2008, respectively:

	Wholesale/ US Nutrition Segment Net Sales Three months ended December 31,		Total Consolidated Net Sales Three months ended December 31,
	2009	2008	2009	2008
Customer A	27%	29%	17%	18%
Customer B	13%	12%	8%	7%
Customer C	10%	6%	6%	4%

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

11. Business and Credit Concentration (Continued)

        The loss of any one of these customers, or any other major customer, would have a material adverse effect on our consolidated results of operations if we were unable to replace that customer.

        The following individual customers accounted for 10% or more of the Wholesale/U.S. Nutrition segment's gross accounts receivable as of December 31, 2009 and September 30, 2009, respectively:

	December 31, 2009	September 30, 2009
Customer A	21%	25%
Customer B	16%	9%
Customer C	11%	11%

12. Supplemental Disclosure of Cash Flow Information

	Three months ended December 31,
	2009	2008
Non-cash investing and financing information:
Property, plant and equipment additions included in accounts payable	$2,682	$3,304

13. Segment Information

        We are organized by sales segments on a worldwide basis. We evaluate performance based on a number of factors; however, the primary measures of performance are the net sales, gross profit and income or loss from operations (prior to corporate allocations) of each segment, as these are the key performance indicators that we review. Operating income or loss for each segment does not include the impact of any intercompany transfer pricing mark-up, corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, and various other corporate level activity related expenses. Such unallocated expenses remain within the Corporate segment. During fiscal 2009, we changed the way certain expenses are allocated to the segments. Specifically, certain shipping and warehouse costs, information technology and advertising costs previously included in the Corporate segment are now allocated to the Wholesale/US Nutrition, North American Retail and Direct Response/E-Commerce segments on a percentage of sales basis. All prior period segment information has been adjusted to conform with the current period presentation.

        All our products fall into one or more of these four segments:

  •
  Wholesale/US Nutrition—This segment is comprised of several divisions, each targeting specific market groups, which include wholesalers, distributors, food, drug and mass merchandisers, pharmacies, health food stores, bulk and international customers.

  •
  North American Retail—This segment generates revenue through its 448 owned and operated Vitamin World and Nutrition Warehouse stores selling proprietary brand and third-party products, and through its Canadian operation of 86 owned and operated Le Naturiste stores.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

13. Segment Information (Continued)

  •
  European Retail—This segment generates revenue through its 543 Holland & Barrett stores, 351 Julian Graves stores and 32 GNC stores in the UK, 82 DeTuinen stores in the Netherlands and 25 Nature's Way stores in Ireland. In addition, Holland and Barrett has 14 franchise locations in South Africa, Singapore and Malta. Such revenue consists of sales of proprietary brand and third-party products, as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phone.

        The following table represents key financial information of our business segments:

	Wholesale / US Nutrition	North American Retail	European Retail	Direct Response/ E-Commerce	Corporate/ Manufacturing	Consolidated
Three months ended December 31, 2009:
Net sales	$471,114	$51,458	$175,995	$52,584	$—	$751,151
Income (loss) from operations	86,238	2,072	34,644	16,388	(17,112)	122,230
Depreciation and amortization	3,672	709	3,626	1,206	7,734	16,947
Capital expenditures	139	435	4,104	30	5,175	9,883
Three months ended December 31, 2008:
Net sales	$406,966	$48,438	$156,026	$49,122	$—	$660,552
Income (loss) from operations	30,017	(1,155)	26,171	709	(19,532)	36,210
Depreciation and amortization	3,724	752	3,561	1,265	8,219	17,521
Capital expenditures	176	1,501	4,123	4,117	12,722	22,639

        Net sales by location of customer:

	Three months ended December 31,
	2009	2008
United States	$496,255	$449,191
United Kingdom	165,714	147,204
Canada	28,575	22,219
Netherlands	18,284	14,597
Ireland	5,840	4,953
Other foreign countries	36,483	22,388

Consolidated net sales	$751,151	$660,552

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

13. Segment Information (Continued)

        Total assets by segment:

	December 31, 2009	September 30, 2009
Wholesale / US Nutrition	$944,817	$915,783
North American Retail	29,780	28,334
European Retail	434,796	403,657
Direct Response / E-Commerce	54,531	54,348
Corporate / Manufacturing	567,461	558,099

Consolidated assets	$2,031,385	$1,960,221

        Approximately 30% and 29% of our net sales during the three months ended December 31, 2009 and 2008, respectively, were denominated in currencies other than U.S. dollars, principally the British pound sterling, the euro and the Canadian dollar. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on our results of operations.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	December 31, 2009	September 30, 2009
Total Assets	27%	26%
Total Liabilities	13%	13%

14. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

        The 7 1/8% Senior Subordinated Notes due 2015 are guaranteed by our domestic wholly-owned subsidiaries. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

  1.
  Condensed consolidating financial statements as of December 31, 2009 and September 30, 2009 and for the three months ended December 31, 2009 and 2008 of (a) NBTY, Inc., the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis; and

  2.
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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

14. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$62,283	$—	$96,423	$—	$158,706
Accounts receivable, net	—	165,159	22,434	—	187,593
Intercompany	—	149,165	729,364	(878,529)	—
Inventories	—	526,861	128,587	—	655,448
Deferred income taxes	—	24,164	4,057	—	28,221
Other current assets	—	17,208	45,770	—	62,978

Total current assets	62,283	882,557	1,026,635	(878,529)	1,092,946
Property, plant and equipment, net	—	276,602	90,763	—	367,365
Goodwill	—	197,701	142,236	—	339,937
Other intangible assets, net	—	185,436	24,849	—	210,285
Other assets	—	20,792	60	—	20,852
Intercompany loan receivable	342,870	40,733	—	(383,603)	—
Investments in subsidiaries	2,173,335	—	—	(2,173,335)	—

Total assets	$2,578,488	$1,603,821	$1,284,543	$(3,435,467)	$2,031,385

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$45,103	$60	$16,064	$—	$61,227
Accounts payable	—	60,109	36,097	—	96,206
Intercompany	878,529	—	—	(878,529)	—
Accrued expenses and
other current liabilities	—	136,743	42,422	—	179,165

Total current liabilities	923,632	196,912	94,583	(878,529)	336,598
Intercompany loan payable	—	—	383,603	(383,603)	—
Long-term debt, net of current portion	380,393	—	24,086	—	404,479
Deferred income taxes	38,010	—	2,666	—	40,676
Other liabilities	17,574	2,629	10,550	—	30,753

Total liabilities	1,359,609	199,541	515,488	(1,262,132)	812,506
Commitments and contingencies
Stockholders' Equity:
Common stock	506	—	—	—	506
Capital in excess of par	159,378	352,019	301,271	(653,290)	159,378
Retained earnings	1,060,383	1,052,261	473,008	(1,525,269)	1,060,383
Accumulated other comprehensive loss	(1,388)	—	(5,224)	5,224	(1,388)

Total stockholders' equity	1,218,879	1,404,280	769,055	(2,173,335)	1,218,879

Total liabilities and stockholders' equity	$2,578,488	$1,603,821	$1,284,543	$(3,435,467)	$2,031,385

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

14. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Balance Sheet
As of September 30, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$46,169	$—	$59,832	$—	$106,001
Accounts receivable, net	—	132,762	23,101	—	155,863
Intercompany	—	141,489	744,496	(885,985)	—
Inventories	—	530,218	128,316	—	658,534
Deferred income taxes	—	24,124	4,030	—	28,154
Other current assets	—	20,910	29,089	—	49,999

Total current assets	46,169	849,503	988,864	(885,985)	998,551
Property, plant and equipment, net	39,246	245,415	89,156	—	373,817
Goodwill	—	197,701	141,398	—	339,099
Other intangible assets, net	—	189,022	25,117	—	214,139
Other assets	—	21,403	13,212	—	34,615
Intercompany loan receivable	340,710	40,733	—	(381,443)	—
Investments in subsidiaries	2,082,257	—	—	(2,082,257)	—

Total assets	$2,508,382	$1,543,777	$1,257,747	$(3,349,685)	$1,960,221

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$38,138	$115	$640	$—	$38,893
Accounts payable	—	90,835	37,650	—	128,485
Intercompany	885,985	—	—	(885,985)	—
Accrued expenses and
other current liabilities	—	114,851	41,883	—	156,734

Total current liabilities	924,123	205,801	80,173	(885,985)	324,112
Intercompany loan payable	—	—	381,443	(381,443)	—
Long-term debt, net of current portion	398,411	—	39,218	—	437,629
Deferred income taxes	35,959	—	463	—	36,422
Other liabilities	22,064	2,602	9,567	—	34,233

Total liabilities	1,380,557	208,403	510,864	(1,267,428)	832,396
Commitments and contingencies
Stockholders' Equity:
Common stock	495	—	—	—	495
Capital in excess of par	145,885	352,019	301,269	(653,288)	145,885
Retained earnings	984,797	983,355	450,168	(1,433,523)	984,797
Accumulated other comprehensive loss	(3,352)	—	(4,554)	4,554	(3,352)

Total stockholders' equity	1,127,825	1,335,374	746,883	(2,082,257)	1,127,825

Total liabilities and stockholders' equity	$2,508,382	$1,543,777	$1,257,747	$(3,349,685)	$1,960,221

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

14. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Income
Three Months Ended December 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$543,298	$224,406	$(16,553)	$751,151

Costs and expenses:
Cost of sales	—	329,317	98,684	(16,553)	411,448
Advertising, promotion and catalog	—	23,244	5,498	—	28,742
Selling, general and administrative	17,112	85,911	85,708	—	188,731

	17,112	438,472	189,890	(16,553)	628,921

Income from operations	(17,112)	104,826	34,516	—	122,230

Other income (expense):
Equity in income of subsidiaries	91,746	—	—	(91,746)	—
Intercompany interest	2,253	—	(2,253)	—	—
Interest	(7,827)	—	(229)	—	(8,056)
Miscellaneous, net	(23)	1,184	594	—	1,755

	86,149	1,184	(1,888)	(91,746)	(6,301)

Income before provision for income taxes	69,037	106,010	32,628	(91,746)	115,929
(Benefit)/ provision for income taxes	(6,549)	37,104	9,788	—	40,343

Net income	$75,586	$68,906	$22,840	$(91,746)	$75,586

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

14. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Income
Three Months Ended December 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$466,544	$211,026	$(17,018)	$660,552

Costs and expenses:
Cost of sales	—	312,705	92,816	(17,018)	388,503
Advertising, promotion and catalog	—	25,606	5,685	—	31,291
Selling, general and administrative	16,937	93,542	85,422	—	195,901
IT project termination costs	—	8,647	—	—	8,647

	16,937	440,500	183,923	(17,018)	624,342

Income from operations	(16,937)	26,044	27,103	—	36,210

Other income (expense):
Equity in income of subsidiaries	27,425	—	—	(27,425)	—
Intercompany interest	6,655	—	(6,655)	—	—
Interest	(9,040)	—	(449)	—	(9,489)
Miscellaneous, net	(380)	(3,484)	(1,769)	—	(5,633)

	24,660	(3,484)	(8,873)	(27,425)	(15,122)

Income before provision for income taxes	7,723	22,560	18,230	(27,425)	21,088
(Benefit)/ provision for income taxes	(5,752)	7,896	5,469	—	7,613

Net income	$13,475	$14,664	$12,761	$(27,425)	$13,475

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

14. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$75,586	$68,906	$22,840	$(91,746)	$75,586
Adjustments to reconcile net income to net cash & cash provided by operating activities:
Equity in earnings of subsidiaries	(91,746)	—	—	91,746	—
Impairments and disposals of assets	—	5,529	62	—	5,591
Depreciation and amortization	1,291	11,206	4,450	—	16,947
Foreign currency transaction loss	6	—	109	—	115
Amortization of deferred charges	392	—	—	—	392
Stock-based compensation	1,184	117	119	—	1,420
Allowance for doubtful accounts	—	(115)	—	—	(115)
Inventory reserves	—	2,174	—	—	2,174
Deferred income taxes	—	807	(34)	—	773
Excess income tax benefit from exercise of stock options	(4,240)	—	—	—	(4,240)
Changes in operating assets and liabilities:
Accounts receivable	—	(33,286)	1,297	—	(31,989)
Inventories	—	1,318	718	—	2,036
Other assets	—	2,660	(1,137)	—	1,523
Accounts payable	—	(31,076)	(1,788)	—	(32,864)
Accrued expenses and other liabilities	—	19,156	3,510	—	22,666

Net cash (used in) provided by operating activities	(17,527)	47,396	30,146	—	60,015

Cash flows from investing activities:
Intercompany accounts	30,996	(42,922)	11,926	—	—
Purchase of property, plant and equipment	(355)	(4,474)	(5,054)	—	(9,883)
Proceeds from sale of investments	1,650	—	—	—	1,650
Cash paid for acquisitions	—	—	(87)	—	(87)

Net cash provided by (used in) investing activities	32,291	(47,396)	6,785	—	(8,320)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(10,733)	—	(235)	—	(10,968)
Excess income tax benefit from exercise of stock options	4,240	—	—	—	4,240
Proceeds from stock options exercised	7,843	—	—	—	7,843

Net cash provided by (used in) financing activities	1,350	—	(235)	—	1,115

Effect of exchange rate changes on cash and cash equivalents	—	—	(105)	—	(105)

Net increase in cash and cash equivalents	16,114	—	36,591	—	52,705
Cash and cash equivalents at beginning of period	46,169	—	59,832	—	106,001

Cash and cash equivalents at end of period	$62,283	$—	$96,423	$—	$158,706

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

14. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$13,475	$14,664	$12,761	$(27,425)	$13,475
Adjustments to reconcile net income to net cash & cash provided by operating activities:
Equity in earnings of subsidiaries	(27,425)	—	—	27,425	—
Impairments and disposals of assets	25	4,667	462	—	5,154
Depreciation and amortization	1,251	12,181	4,089	—	17,521
Foreign currency transaction (gain) / loss	3,011	797	2,078	—	5,886
Amortization of deferred charges	316	—	—	—	316
Stock-based compensation	562	88	52	—	702
Allowance for doubtful accounts	—	1,290	71	—	1,361
Inventory reserves	—	1,737	—	—	1,737
Deferred income taxes	—	153	(1)	—	152
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(25,359)	(2,381)	—	(27,740)
Inventories	—	(37,759)	(6,288)	—	(44,047)
Other assets	—	5,806	(1,108)	—	4,698
Accounts payable	—	24,813	(200)	—	24,613
Accrued expenses and other liabilities	—	2,989	(105)	—	2,884

Net cash (used in) provided by operating activities	(8,785)	6,067	9,430	—	6,712

Cash flows from investing activities:
Intercompany accounts	(11,380)	11,395	(15)	—	—
Purchase of property, plant and equipment	(3,190)	(16,295)	(3,154)	—	(22,639)
Cash paid for acquisitions, net of cash acquired	—	—	(264)	—	(264)
Escrow refund, net of purchase price adjustments	11,904	—	315	—	12,219

Net cash provided by (used in) investing activities	(2,666)	(4,900)	(3,118)	—	(10,684)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(7,724)	(611)	(162)	—	(8,497)
Proceeds from borrowings under the Revolving Credit Facility	35,000	—	—	—	35,000
Principal payments under the Revolving Credit Facility	(60,000)	—	—	—	(60,000)
Proceeds from stock options exercised	6	—	—	—	6

Net cash used in financing activities	(32,718)	(611)	(162)	—	(33,491)

Effect of exchange rate changes on cash and cash equivalents	—	(556)	537	—	(19)

Net (decrease) increase in cash and cash equivalents	(44,169)	—	6,687	—	(37,482)
Cash and cash equivalents at beginning of period	49,662	—	40,518	—	90,180

Cash and cash equivalents at end of period	$5,493	$—	$47,205	$—	$52,698

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations

(in thousands, except per share amounts and number of stores)

Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "subject to," "believe," "expect," "plan," "project," "estimate," "intend," "may," "should," "can," and "anticipate," and the negative thereof, or variations thereof, or similar expressions, are intended to identify forward-looking statements, which are inherently uncertain. Similarly, discussions of strategy, although believed to be reasonable, are also forward-looking statements and are inherently uncertain.

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

        The following discussion should also be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and with our 2009 Form 10-K.

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

  •
  North American Retail operations—includes 448 Vitamin World stores in the United States and 86 Le Naturiste stores operating in Canada, each selling branded and third-party products;

  •
  European Retail operations—includes 543 Holland & Barrett stores in Europe and 14 franchise Holland & Barrett stores in South Africa, Singapore and Malta (which we include in this segment), 351 Julian Graves stores, and 32 GNC (UK) stores in the United Kingdom ("UK"); 82 De Tuinen stores (including 19 franchise locations) in the Netherlands; and 25 Nature's Way stores in Ireland, each selling branded and third-party products; and

  •
  Direct Response/E-Commerce operations—includes the sale of branded and third-party products primarily through mail order catalogs and the internet.

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

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts and number of stores)

Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008:

  Net Sales

        Net sales by segment for the three months ended December 31, 2009 as compared with the prior comparable period were as follows:

	Net Sales by Segment Three months ended December 31,
	2009		2008		Comparison 2009 vs. 2008
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale/US Nutrition	$471,114	62.7%	$406,966	61.7%	$64,148	15.8%
North American Retail	51,458	6.9%	48,438	7.3%	3,020	6.2%
European Retail	175,995	23.4%	156,026	23.6%	19,969	12.8%
Direct Response / E-Commerce	52,584	7.0%	49,122	7.4%	3,462	7.0%

Net sales	$751,151	100.0%	$660,552	100.0%	$90,599	13.7%

  Wholesale/US Nutrition

        Net sales for the Wholesale/US Nutrition segment increased $64,148 or 15.8% to $471,114 for the three months ended December 31, 2009. This increase was attributable to the following:

  •
  Higher net sales of domestic private label products, which increased $36,970. This increase in domestic private label is attributable to higher sales volume as well as a re-allocation of shelf space at a major customer.

  •
  Net sales from our major brands increased $34,890. Some of the major brands in this segment include Nature's Bounty, Solgar, Osteo Bi-Flex, Sundown and Ester C.

  •
  Net sales from our sports nutrition brands (such as WORLDWIDE Sport Nutrition®, Pure Protein® and Met-Rx®) increased $1,170.

  •
  Wholesale net sales to international customers increased $13,230.

  •
  Net sales from all other brands decreased $22,112 due primarily to a re-allocation of shelf space at a major customer.

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

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts and number of stores)

        We use targeted promotions to grow overall net sales. Promotional programs and rebates as a percentage of sales were 10.6% for the three months ended December 31, 2009 as compared to 8.5% for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were $5,250 or 1.0% of sales for the three months ended December 31, 2009 as compared to $7,508 or 1.7% of sales for the prior comparable period. The product returns for the three months ended December 31, 2009 and 2008 are mainly attributable to returns in the ordinary course of business.

        One customer represented 27% and 29% of the Wholesale/US Nutrition segment's net sales for the three months ended December 31, 2009 and 2008, respectively. It also represented 17% and 18% of consolidated net sales for the three months ended December 31, 2009 and 2008, respectively. In addition, two other customers each represented greater than 10% of the Wholesale/US Nutrition segment's net sales for the three months ended December 31, 2009. The loss of any one of these customers, or any other major customer, would have a material adverse effect on our results of operations if we were unable to replace that customer.

  North American Retail

        Net sales for this segment increased $3,020 or 6.2% to $51,458 for the three months ended December 31, 2009. Sales for stores open more than one year (same store sales) increased 5.3%, representing $2,520 of the overall increase in sales.

        The following is a summary of North American Retail store activity for the three months ended December 31, 2009 and 2008:

	Three months ended December 31,
North American Retail stores:	2009	2008
Vitamin World
Open at beginning of the period	442	441
Opened during the period	6	7
Closed during the period	—	(1)
Open at end of the period	448	447
Le Naturiste
Open at beginning of the period	86	81
Opened during the period	—	3
Closed during the period	—	—
Open at end of the period	86	84
Total North American Retail
Open at beginning of the period	528	522
Opened during the period	6	10
Closed during the period	—	(1)
Open at end of the period	534	531

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts and number of stores)

        We anticipate opening up to 14 additional Vitamin World and three Le Naturiste stores during the remainder of this fiscal year. We anticipate closing two Vitamin World and two Le Naturiste stores during the three months ended March 31, 2010. We also continually evaluate when and whether to close other underperforming retail stores.

  European Retail

        Net sales for this segment increased $19,969 or 12.8% to $175,995 for the three months ended December 31, 2009. Same store sales increased 10.4%, representing $15,707 of the overall increase in sales. In local currency, same store sales increased 6.2% from the prior like period.

        The following is a summary of European Retail store activity for the three months ended December 31, 2009 and 2008:

	Three months ended December 31,
European Retail stores:	2009	2008
Company-owned stores
Open at beginning of the period	1,004	971
Opened during the period	10	5
Closed during the period	—	—
Open at end of the period	1,014	976
Franchised stores
Open at beginning of the period	28	22
Opened during the period	5	4
Closed during the period	—	—
Open at end of the period	33	26
Total company-owned and franchised stores
Open at beginning of the period	1,032	993
Opened during the period	15	9
Closed during the period	—	—
Open at end of the period	1,047	1,002

        We anticipate opening approximately 31 additional stores during the remainder of this fiscal year. We also continually evaluate when and whether to close underperforming retail stores.

  Direct Response / E-Commerce

        Direct Response/E-Commerce net sales increased $3,462 or 7.0% for the three months ended December 31, 2009 as compared to the prior comparable period. The average order size increased approximately 5% for the three months ended December 31, 2009 as compared to 2008. We remain the vitamin and nutritional supplements leader in the direct response and e-commerce sectors and continue to increase the number of products available via our catalog and websites.

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

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts and number of stores)

  Gross Profit

        Gross Profit by segment for the three months ended December 31, 2009 as compared with the prior comparable period was as follows:

	Gross Profit by Segment Three months ended December 31,
	2009		2008		Comparison 2009 vs. 2008
		% of sales		% of sales
Segment	Gross Profit		Gross Profit		$ change	% change
Wholesale/US Nutrition	$161,902	34.4%	$112,016	27.5%	$49,886	44.5%
North American Retail	34,811	67.6%	32,419	66.9%	2,392	7.4%
European Retail	109,908	62.4%	98,750	63.3%	11,158	11.3%
Direct Response/E-Commerce	33,082	62.9%	28,864	58.8%	4,218	14.6%

Gross Profit	$339,703	45.2%	$272,049	41.2%	$67,654	24.9%

        The Wholesale/U.S. Nutrition segment's gross profit percentage increased to 34.4% for the three months ended December 31, 2009 as compared to 27.5% for the prior comparable period. The prior comparable period was affected by higher raw material and other manufacturing costs which were not offset by higher prices charged to customers and lower margins on domestic private label products. During the three months ended December 31, 2009, the improved gross profit percentage reflects a more stable raw materials environment as well as efficiencies generated in manufacturing and supply chain management brought about by economies of scale.

        The increase in both the North American Retail and European Retail segment's gross profit percentages for the three months ended December 31, 2009 as compared to the comparable prior period relates to changes in product mix and promotional activity. The increase in the Direct Response/E-Commerce segment's gross profit percentage to 62.9% for the three months ended December 31, 2009 as compared to 58.8% for the prior comparable period reflects a decrease in promotional activity.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses by segment for the three months ended December 31, 2009 as compared with the prior comparable period were as follows:

			Dollar Change	Percentage Change
	Three months ended December 31,
			2009 vs. 2008	2009 vs. 2008
	2009	2008
Wholesale / US Nutrition	$20,450	$20,683	$(233)	-1%
North American Retail	1,837	2,394	(557)	-23%
European Retail	2,977	3,370	(393)	-12%
Direct Response / E-Commerce	3,370	4,712	(1,342)	-28%
Corporate	108	132	(24)	-18%

Total	$28,742	$31,291	$(2,549)	-8%

Percentage of net sales	3.8%	4.7%

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts and number of stores)

        The decrease in the Direct Response/E-Commerce segment's advertising, promotions and catalog expense is due to a decrease in catalog expense of $1,247 as compared to the prior comparable period relating to the number of catalogs and mailings in circulation in both periods.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses by segment for the three months ended December 31, 2009 as compared with the prior comparable period were as follows:

			Dollar Change	Percentage Change
	Three months ended December 31,
			2009 vs. 2008	2009 vs. 2008
	2009	2008
Wholesale / US Nutrition	$55,215	$61,316	$(6,101)	-10%
North American Retail	30,901	31,180	(279)	-1%
European Retail	72,287	69,209	3,078	4%
Direct Response / E-Commerce	13,324	14,795	(1,471)	-10%
Corporate	17,004	19,401	(2,397)	-12%

Total	$188,731	$195,901	$(7,170)	-4%

Percentage of net sales	25.1%	29.7%

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

        The Wholesale/US Nutrition's selling, general and administrative expense ("SG&A") decreased $6,101 for the three months ended December 31, 2009 as compared to the prior comparable period with expense decreases across most categories. Freight costs decreased $1,664 and were 2.1% as a percentage of net sales as compared to 2.9% in the prior comparable period. This decrease is partially attributable better utilization of freight carriers.

        The increase in the European Retail SG&A is mainly due to new stores and the effect of foreign currency exchange rates.

        The Direct Response/E-Commerce SG&A decreased $1,471 due to decreases across most categories. Payroll expense decreased $603 primarily due to severance expense in the prior comparable period that did not recur in the three months ended December 31, 2009.

        The Corporate segment's SG&A decreased $2,397 primarily due to severance expense in the prior comparable period of $1,500 that did not recur in the three months ended December 31, 2009. Additionally, professional and legal expense decreased $1,316 as compared to the prior comparable period.

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts and number of stores)

  IT Project Termination Costs

        During the prior comparable period, management determined that certain information technology projects relating to the Direct Response/E-Commerce segment would be terminated because they were determined to be ineffective and uneconomical. As a result, we recorded a charge of $8,647 for previously capitalized software configuration and other related costs for the three months ended December 31, 2008.

  Interest Expense

        Interest expense decreased $1,433 due to lower principal balances outstanding on the term loan and revolving credit facility. At December 31, 2009, there were no borrowings outstanding on the revolving credit facility as compared to $35,000 outstanding at December 31, 2008. In addition, the term loan balance was reduced by $33,000 to $259,500 at December 31, 2009 as compared to $292,500 at December 31, 2008.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

			Dollar Change
	Three months ended December 31,
			2009 vs. 2008
	2009	2008
Foreign exchange (losses) / gains	$618	$(7,072)	$7,690
Rental income	147	578	(431)
Investment income	124	690	(566)
Other	866	171	695

Total	$1,755	$(5,633)	$7,388

        Miscellaneous, net increased primarily due to the strengthening of the British pound sterling, which resulted in the reduction of foreign exchange losses in the prior comparable quarter. The average exchange rate for the conversion of the British pound sterling to US dollars for the three months ended December 31, 2009 and 2008 was 1.63 and 1.57, respectively.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended December 31, 2009 and December 31, 2008 was 34.8% and 36.1%, respectively. The effective income tax rate was lower for the three months ended December 31, 2009 as compared to the prior comparable period due to losses attributable to certain foreign subsidiaries for which no benefit was recognized in the prior year and due to the partial release of a valuation allowance on state tax credits in the current year.

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

Liquidity and Capital Resources

        Our primary sources of liquidity and capital resources are cash generated from operations and our revolving credit facility. The facility provides for revolving credit loans in the aggregate principal amount of up to $325,000 to be used for working capital and other general corporate purposes, and acquisitions. At December 31, 2009, no borrowings were outstanding under the revolving credit facility. We have used cash to finance working capital, facility expansions, acquisitions, capital expenditures and debt service requirements. We anticipate these uses will continue to be our principal uses of cash in the future.

        The following table sets forth, for the periods indicated, cash balances and working capital:

	December 31, 2009	September 30, 2009
Cash and cash equivalents at end of the period	$158,706	$106,001
Working capital	$756,348	$674,439

        The following table sets forth, for the period indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	For the three months ended December 31,
	2009	2008
Cash flow provided by operating activities	$60,015	$6,712
Cash flow used in investing activities	$(8,320)	$(10,684)
Cash flow provided by (used in) financing activities	$1,115	$(33,491)
Inventory turnover	2.5	2.6
Days sales (Wholesale) outstanding in accounts receivable	37	34

        We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. Cash and cash equivalents held by our foreign subsidiaries are subject to U.S. income taxes upon repatriation to the U.S. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law. However, during fiscal 2009, we permanently reinvested a portion of our foreign earnings outside of the United States.

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts and number of stores)

We also plan to permanently reinvest a portion of our foreign earnings outside of the United States during fiscal 2010.

        The increase in working capital of $81,909 as compared to September 30, 2009 was primarily due to increased cash and accounts receivable balances.

        Cash provided by operating activities during the three-month period ended December 31, 2009 was mainly attributable to net income.

        During the three-month period ended December 31, 2009, cash flows used in investing activities consisted primarily of purchases of property, plant and equipment, offset by proceeds received from the sale of municipal bond investments.

        For the three-month period ended December 31, 2009, cash flows used in financing activities related to the net principal payments under long-term debt agreements and principal payments under capital lease obligations, offset by proceeds and excess income tax benefit of stock options.

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

Contractual Cash Obligations and Other Commercial Commitments

        We conduct retail operations under operating leases, which generally have lease terms between 5-15 years, with the longest lease term expiring in 2039. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs. At December 31, 2009, we had $635,560 in future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year.

        During the three months ended December 31, 2009, no one supplier individually represented greater than 10% of our raw material purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations. We were committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements, some of which extend beyond one year, with fixed price provisions aggregating $175,984 at December 31, 2009. Generally, most of our purchase

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts and number of stores)

commitments are cancelable at our discretion until the order has been shipped, but require repayment of all expenses incurred through the date of cancellation.

        We had $26,599 in open capital commitments at December 31, 2009, primarily related to new stores, building improvements and manufacturing equipment.

        At December 31, 2009, we had a liability of $9,091 for unrecognized tax benefits, the recognition of which would have an effect of $6,126 on income tax expense and the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

        We have employment agreements with two of our executive officers. The agreements, entered into on March 1, 2009, each have a term of three years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and change in control of the Company. The remaining commitment for salaries to these two officers as of December 31, 2009 was approximately $1,795. In addition, five members of Holland & Barrett's senior executive staff have service contracts terminable by us upon twelve months notice. The annual aggregate commitment for such senior executive staff as of December 31, 2009 was approximately $1,436.

        We maintain a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, one of our directors and the father of Scott Rudolph, our Chief Executive Officer. The agreement requires Mr. Rudolph to provide consulting services to us through December 31, 2010, in exchange for a consulting fee of $450 per year, payable monthly. In addition, Mr. Rudolph receives certain fringe benefits accorded to our other executives.

        We have grown our business through acquisitions, and under proper conditions, may continue to seek to acquire entities in similar or complementary businesses. Such acquisitions are likely to require the incurrence or assumption of indebtedness or obligations, the issuance of equity securities or some combination thereof. In addition, from time to time we may determine to sell or otherwise dispose of certain of our existing assets or businesses; we cannot predict if any such transactions will be consummated, nor the terms or forms of consideration that might be required in any such transactions.

Financial Covenants and Credit Rating

        We were in compliance with all covenants under our credit arrangements at December 31, 2009. Our credit arrangements impose certain restrictions regarding capital expenditures and limit our ability to: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities.

        At December 31, 2009, credit ratings were as follows:

Credit Rating Agency	Secured Debt	7 1/8 % Notes	Overall
Standard and Poors	BBB-	BB	BB/Stable
Moody's	Ba1/LGD3	B1/LGD6	Ba2

NBTY, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(in thousands, except per share amounts and number of stores)

Recent Accounting Developments

        In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance requiring an enterprise to perform an analysis to determine whether the enterprise's variable interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. This guidance will become effective for us October 1, 2010. We anticipate that the adoption of this guidance will not have a significant impact on our consolidated financial position or results of operations since we currently do not have any variable interest entities.

        The FASB issued authoritative guidance that retains the purchase method of accounting for acquisitions; however, it includes changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. This guidance became effective for us October 1, 2009 and will apply prospectively to business combinations completed on or after that date. The adoption of this guidance will impact future acquisitions.

Critical Accounting Policies and Estimates

        We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements included in our 2009 Form 10-K. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in our 2009 Form 10-K. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2009.

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

        We have subsidiaries whose operations are denominated in foreign currencies (primarily the British pound sterling, the euro, the Canadian dollar and the Chinese yuan). We consolidate the earnings of our international subsidiaries by translating them into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the remeasurement of these foreign currency denominated transactions results in increased net sales, operating expenses and net income. Similarly, our net sales, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.

        The U.S. dollar volume of net sales denominated in foreign currencies was approximately $224,406, or 29.9% of total net sales, for the three months ended December 31, 2009. A majority of our foreign currency exposure is denominated in the British pound sterling and Canadian dollars. For the three months ended December 31, 2009, as compared to the prior comparable period, the change in currency rates between the British pound sterling and Canadian dollar as compared to the U.S. dollar was 4% and 14%, respectively, resulting in an increase of $10,766 and $1,377 in net sales and operating income, respectively. The related impact on net income was an increase of approximately $0.02 per diluted share for the three months ended December 31, 2009.

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. We are exposed to changes in interest rates on our floating rate revolving credit facility, our multicurrency term facility, and our $300,000 Term Loan. With respect to the interest on the Term Loan, in August 2008, we entered into two interest rate swap contracts, each with a notional amount of $100 million. Under the terms of the swap contracts, variable interest payments will be swapped for fixed interest payments. The interest rate exposure on the multicurrency term facility is mitigated by the interest earned on the cash collateral securing the loan. Therefore, a hypothetical 10% change in interest rates would not have a material effect on our consolidated pretax income or cash flow. During the quarter ended and at December 31, 2009, there were no borrowings outstanding under our revolving credit facility.

        The 7 1/8% Senior Subordinated Notes had a fair value at December 31, 2009, based on then quoted market prices, of $190,475. At December 31, 2009, based solely on a hypothetical 10% change in interest rates related to our fixed rate Notes, we estimate that the hypothetical fair value of our fixed rate debt would have changed approximately $5,000. We believe that the carrying value of all our other financial instruments approximates fair value due to their short maturities and variable interest rates.

NBTY, Inc.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded, based on their respective evaluations as of the end of the period covered by this report, that our disclosure controls and procedures are effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NBTY, Inc.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Prohormone Products

        In March 2004, a putative class-action lawsuit, captioned Jerry Beidler v. MET-Rx U.S.A, Inc, was filed in New Jersey Superior Court, Mercer County, against MET-Rx U.S.A, Inc. ("Met-Rx"), a subsidiary of the Company, claiming that the advertising and marketing of certain prohormone supplements were false and misleading and that plaintiff and the putative class of New Jersey purchasers of these products were entitled to damages and injunctive relief. Because these allegations were virtually identical to allegations made in a putative nationwide class-action previously filed against Met-Rx in California (in an action styled Eric Ayala v. MET-Rx U.S.A, Inc. et. al.), we moved in 2004 to dismiss or stay the New Jersey action pending the outcome of the California action. The motion was granted, and the New Jersey action is stayed at this time. The California action against Met-Rx was dismissed in 2008.

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

NBTY, Inc.

Item 1A. Risk Factors

Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part 1—Item 1A, "Risk Factors" in our 2009 Form 10-K, which could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our 2009 Form 10-K are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition operating results or cash flows. Since September 30, 2009, there have been no significant changes relating to risk factors.

NBTY, Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The Company-sponsored Employee Stock Ownership Plan purchased 69,100 shares of our common stock at an average price per share of $43.61 in the open market during December 2009.

NBTY, Inc.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of NBTY, Inc. (incorporated by reference to exhibit 3.1 to the Form 10-K of NBTY, Inc. for the fiscal year ended September 30, 2005, filed on December 22, 2005).
3.2	Amended and Restated By-Laws of NBTY, Inc. (incorporated by reference to exhibit 3.2 to the Form 10-K of NBTY, Inc. for the fiscal year ended September 30, 2006, filed on December 11, 2006).
10.1	Eighth Amendment to Executive Consulting Agreement, effective January 1, 2010, by and between NBTY, Inc. and Rudolph Management Associates, Inc.*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, INC. (Registrant)
Date: February 9, 2010	By:	/s/ SCOTT RUDOLPH Scott Rudolph Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 9, 2010	By:	/s/ HARVEY KAMIL Harvey Kamil President and Chief Financial Officer (Principal Financial and Accounting Officer)