Form 10-Q
period 2010-03-31
NBTY INC
filed 2010-05-10
CIK 70793

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010
Or
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

        The number of shares of Common Stock (par value $.008 per share) outstanding as of April 30, 2010 was 63,409,288.

NBTY, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NBTY, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2010	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$213,905	$106,001
Accounts receivable, net	167,976	155,863
Inventories	636,978	658,534
Deferred income taxes	27,952	28,154
Other current assets	58,709	49,999

Total current assets	1,105,520	998,551
Property, plant and equipment, net	363,276	373,817
Goodwill	332,327	339,099
Intangible assets, net	205,367	214,139
Other assets	19,777	34,615

Total assets	$2,026,267	$1,960,221

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$64,108	$38,893
Accounts payable	109,168	128,485
Accrued expenses and other current liabilities	154,684	156,734

Total current liabilities	327,960	324,112
Long-term debt, net of current portion	375,839	437,629
Deferred income taxes	39,151	36,422
Other liabilities	31,814	34,233

Total liabilities	774,764	832,396

Commitments and contingencies
Stockholders' equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 63,302 shares and 61,874 shares at March 31, 2010 and September 30, 2009, respectively	506	495
Capital in excess of par	163,997	145,885
Retained earnings	1,107,039	984,797
Accumulated other comprehensive loss	(20,039)	(3,352)

Total stockholders' equity	1,251,503	1,127,825

Total liabilities and stockholders' equity	$2,026,267	$1,960,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Net sales	$705,160	$595,553	$1,456,311	$1,256,105

Costs and expenses:
Cost of sales	380,668	343,644	792,116	732,147
Advertising, promotion and catalog	50,937	33,028	79,679	64,319
Selling, general and administrative	194,593	174,657	383,324	370,557
IT project termination costs	—	—	—	8,647

	626,198	551,329	1,255,119	1,175,670

Income from operations	78,962	44,224	201,192	80,435

Other income (expense):
Interest	(7,616)	(8,888)	(15,672)	(18,377)
Miscellaneous, net	790	279	2,545	(5,356)

	(6,826)	(8,609)	(13,127)	(23,733)

Income before provision for income taxes	72,136	35,615	188,065	56,702
Provision for income taxes	25,480	12,545	65,823	20,157

Net income	$46,656	$23,070	$122,242	$36,545

Net income per share:
Basic	$0.74	$0.37	$1.95	$0.59
Diluted	$0.73	$0.37	$1.91	$0.58
Weighted average common shares outstanding:
Basic	63,266	61,600	62,833	61,600
Diluted	64,267	62,948	64,061	63,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.

Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

Six Months Ended March 31, 2010 and 2009

(Unaudited)

(in thousands)

	Common Stock
					Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Capital in Excess of Par	Retained Earnings		Total Stockholders' Equity
Balance, September 30, 2009	61,874	$495	$145,885	$984,797	$(3,352)	$1,127,825
Components of comprehensive income:
Net income				122,242		122,242
Foreign currency translation adjustment, net of taxes					(17,848)	(17,848)
Change in fair value of interest rate swaps, net of taxes					1,161	1,161

Comprehensive income:						$105,555

Exercise of stock options	1,428	11	9,714			9,725
Excess tax benefit from exercise of stock options			4,787			4,787
Stock-based compensation			3,611			3,611

Balance, March 31, 2010	63,302	$506	$163,997	$1,107,039	$(20,039)	$1,251,503

Balance, September 30, 2008	61,599	$493	$140,990	$839,068	$17,645	$998,196
Components of comprehensive loss:
Net income				36,545		36,545
Foreign currency translation adjustment, net of taxes					(56,249)	(56,249)
Change in fair value of interest rate swaps, net of taxes					(5,807)	(5,807)

Comprehensive loss:						$(25,511)

Exercise of stock options	1		6			6
Stock-based compensation			1,069			1,069

Balance, March 31, 2009	61,600	$493	$142,065	$875,613	$(44,411)	$973,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$122,242	$36,545
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Impairments and disposals of assets	6,196	688
Depreciation and amortization	33,758	34,800
IT project termination costs	—	4,667
Foreign currency transaction loss	130	6,669
Amortization of deferred charges	774	631
Stock-based compensation	3,611	1,069
Allowance for doubtful accounts	1,866	850
Inventory reserves	1,699	7,177
Deferred income taxes	1,447	383
Excess income tax benefit from exercise of stock options	(4,787)	—
Changes in operating assets and liabilities:
Accounts receivable	(15,717)	(16,256)
Inventories	16,286	(57,941)
Other assets	4,173	10,568
Accounts payable	(18,341)	47,219
Accrued expenses and other liabilities	4,099	(20,843)

Net cash provided by operating activities	157,436	56,226

Cash flows from investing activities:
Purchase of property, plant and equipment	(24,437)	(35,639)
Proceeds from sale of investments	2,000	—
Cash paid for acquisitions	(573)	(264)
Escrow refund, net of purchase price adjustments	—	11,989

Net cash used in investing activities	(23,010)	(23,914)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(35,777)	(16,785)
Proceeds from borrowings under the Revolving Credit Facility	—	60,000
Principal payments under the Revolving Credit Facility	—	(115,000)
Excess income tax benefit from exercise of stock options	4,787	—
Proceeds from stock options exercised	9,725	6

Net cash used in financing activities	(21,265)	(71,779)

Effect of exchange rate changes on cash and cash equivalents	(5,257)	(6,912)

Net increase (decrease) in cash and cash equivalents	107,904	(46,379)
Cash and cash equivalents at beginning of period	106,001	90,180

Cash and cash equivalents at end of period	$213,905	$43,801

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

        We have prepared these financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") applicable to interim financial information and on a basis that is consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 ("2009 Form 10-K"). In our opinion, these financial statements reflect all adjustments (including normal recurring items) necessary for a fair presentation of our results for the interim periods presented. These financial statements do not include all information or disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our 2009 Form 10-K. Results for interim periods are not necessarily indicative of results that may be achieved for a full year.

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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

1. Basis of Presentation (Continued)

Accounts Receivable Reserves

        Accounts receivable were net of the following reserves:

	March 31, 2010	September 30, 2009
Allowance for sales returns	$9,039	$11,707
Promotional programs incentive allowance	54,434	49,071
Allowance for doubtful accounts	5,735	3,723

	$69,208	$64,501

Net Income Per Share

        Basic net income per share is based on the weighted average number of common shares outstanding during the three and six month periods ended March 31, 2010 and 2009. For the three and six months ended March 31, 2010, diluted net income per share includes the dilutive effect of outstanding stock options and restricted stock units, which resulted in a dilutive effect of 1,001 and 1,228 shares, respectively. For the three and six months ended March 31, 2009, diluted net income per share includes the dilutive effect of outstanding stock options, which resulted in a dilutive effect of 1,348 and 1,443 shares, respectively. There were 287 and 852 outstanding stock options at March 31, 2010 and 2009, respectively, that were not included in the calculation of diluted net income per share since they would have been anti-dilutive.

Recent Accounting Developments

        In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance requiring an enterprise to perform an analysis to determine whether the enterprise's variable interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. This guidance will become effective for us October 1, 2010. We anticipate that the adoption of this guidance will not have any impact on our consolidated financial position or results of operations because we currently do not have any variable interest entities.

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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

2. Inventories

        The components of inventories were as follows:

	March 31, 2010	September 30, 2009
Raw materials	$161,394	$166,447
Work-in-process	23,636	26,447
Finished goods	477,743	489,737
Valuation and obsolescence reserves	(25,795)	(24,097)

Total	$636,978	$658,534

3. Goodwill and Intangible Assets

Goodwill

        The changes in the carrying amount of goodwill by segment for the six-month period ended March 31, 2010, were as follows:

	Wholesale/ US Nutrition	North American Retail	European Retail	Direct Response/ E-Commerce	Consolidated
Balance at October 1, 2009:
Goodwill	$180,276	$7,686	$142,718	$16,105	$346,785
Accumulated impairment losses	—	(7,686)	—	—	(7,686)

	180,276	—	142,718	16,105	339,099
Foreign currency translation	346	—	(7,691)	—	(7,345)
Acquisitions	—	—	573	—	573

Balance at March 31, 2010:
Goodwill	180,622	7,686	135,600	16,105	340,013
Accumulated impairment losses	—	(7,686)	—	—	(7,686)

	$180,622	$—	$135,600	$16,105	$332,327

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

3. Goodwill and Intangible Assets (Continued)

Intangible Assets

        The carrying amounts of intangible assets as of March 31, 2010 and September 30, 2009 were as follows:

	March 31, 2010		September 30, 2009
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets
Brands	$98,011	$28,636	$98,093	$26,201	20
Customer lists	64,922	45,533	64,948	43,667	2 - 15
Private label and customer relationships	122,669	17,545	122,822	14,374	10 - 20
Trademarks and licenses	16,912	7,431	17,844	7,417	2 - 20
Covenants not to compete	3,551	3,353	3,540	3,249	3 - 5

	306,065	102,498	307,247	94,908
Indefinite lived intangible asset
Trademark	1,800	—	1,800	—

Total intangible assets	$307,865	$102,498	$309,047	$94,908

        Aggregate amortization expense of other intangible assets included in the consolidated statements of income under the caption "selling, general and administrative" expenses for the three months ended March 31, 2010 and 2009 was $3,987 and $3,989, respectively. Amortization expense for the six months ended March 31, 2010 and 2009 was $7,987 and $8,024, respectively.

        Assuming no changes in our definite lived intangible assets, estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the fiscal year ending September 30,
2010	$15,946
2011	$15,835
2012	$15,704
2013	$15,605
2014	$15,094

4. IT Project Termination Costs

        During December 2008, management determined that certain information technology projects relating to the Direct Response/E-Commerce segment that were ineffective and not economical would be terminated. As a result, previously capitalized software configuration and other related costs of $8,647 were written-off during the six months ended March 31, 2009.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

5. Accrued Expenses and Other Current Liabilities

        The components of accrued expenses and other current liabilities were as follows:

	March 31, 2010	September 30, 2009
Accrued compensation and related taxes	$33,294	$38,945
Accrued purchases	24,441	17,664
Litigation	10,477	9,646
Income taxes payable	—	16,700
Other	86,472	73,779

	$154,684	$156,734

6. Long-Term Debt

        The components of long-term debt were as follows:

	March 31, 2010	September 30, 2009
Credit Agreement:
$300 million, five-year Term Loan	$235,086	$270,000
Senior Subordinated Notes	188,934	188,856
Multi-currency Term Loan	14,503	15,336
Mortgage and Capital Leases	1,424	2,330

	439,947	476,522
Less: current portion	64,108	38,893

Total	$375,839	$437,629

        During March 2010, we made an additional principal payment of $17,000 on the Term Loan. Total additional principal payments on the Term Loan during the first six months of this fiscal year were $20,000.

7. Litigation Summary

Prohormone Products

        In March 2004, a putative class-action lawsuit, captioned Jerry Beidler v. MET-Rx U.S.A, Inc, was filed in New Jersey Superior Court, Mercer County, against MET-Rx U.S.A, Inc. ("Met-Rx"), a subsidiary of the Company, claiming that the advertising and marketing of certain prohormone supplements were false and misleading and that plaintiff and the putative class of New Jersey purchasers of these products were entitled to damages and injunctive relief. Because these allegations were virtually identical to allegations made in a putative nationwide class-action previously filed against Met-Rx in California (in an action styled Eric Ayala v. MET-Rx U.S.A, Inc. et. al.), we moved in 2004 to dismiss or stay the New Jersey action pending the outcome of the California action. The motion was granted, and the New Jersey action is stayed at this time. The California action against Met-Rx was dismissed in 2009.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

7. Litigation Summary (Continued)

Nutrition Bars

        Our subsidiary, Rexall Sundown, Inc. ("Rexall"), and certain of its subsidiaries, are defendants in a class-action lawsuit, captioned Jamie Pesek, et al. v. Rexall Sundown, Inc., et al., brought in California Superior Court, County of San Francisco in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. We have defended this action vigorously. Since December 2007, with Rexall's and the other defendants' renewed motion for judgment on the pleadings pending, the Court has stayed the case for all purposes, pending rulings on relevant cases before the California Supreme Court. Although the California Supreme Court has resolved some of those cases, others remain pending as of this date. Accordingly, the case remains stayed. The Court held a case-management conference ("CMC") on August 5, 2009. At that time, the parties requested, and the Court agreed, to keep the stay in place for at least another six months. The Court scheduled a subsequent CMC for February 25, 2010, but canceled that conference upon being informed by the parties that the California Supreme Court had not yet acted. The Court has set another CMC for May 21, 2010, and instructed the parties to report back before that date as to the status of the cases before the California Supreme Court. By agreement of the parties, the May 21, 2010 CMC has been continued for six months. The California Supreme Court still has not resolved the outstanding issues pending before it. Based upon the information currently available, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

Claims in the Ordinary Course

        In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability, intellectual property and California Proposition 65 claims) arise in the ordinary course of our business. We believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on our consolidated financial condition or results of operations, if adversely determined against us.

8. Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors.

        The effective income tax rate for the three months ended March 31, 2010 and 2009 was 35.3% and 35.2%, respectively. The effective income tax rate for the six months ended March 31, 2010 and 2009 was 35.0% and 35.5%, respectively. The effective income tax rate was lower for the six months ended March 31, 2010 as compared to the prior comparable period primarily due to the partial release of a valuation allowance on state tax credits in the current year.

        We accrue interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods. At March 31, 2010, we had $1,257 and $439 accrued

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

8. Income Taxes (Continued)

for the potential payment of interest and penalties, respectively. As of March 31, 2010, we were subject to U.S. Federal Income Tax examinations for the tax years 2006-2009, and to non-U.S. examinations for the tax years of 2004-2009. In addition, we are generally subject to state and local examinations for fiscal years 2006-2009.

        At March 31, 2010, we had a liability of $8,711 for unrecognized tax benefits, the recognition of which would have an effect of $5,931 on income tax expense and the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

9. Stock-based Compensation

        On December 23, 2009, the Company granted 287 stock options to directors and certain employees under the 2008 and 2000 Stock Option Plans. These stock options were granted with an exercise price of $43.88, the closing price of the Company's common stock on the date of grant. The vesting period for these options is over four years, in three equal increments on each of the second, third and fourth anniversary of the date of grant, except those granted to Harvey Kamil, President and Chief Financial Officer, the vesting of which will accelerate if he retires after the second anniversary of the date of grant. All stock options granted expire ten years from the date of grant.

        The weighted average fair value per share of the options granted was $22.13. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used for the options granted in December 2009:

Risk-free rate(1)	2.9%
Expected term(2)	6.4
Expected volatility(3)	48.0%
Expected dividend yield	0.0%

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

        On December 23, 2009, the Company also granted 21 restricted stock units to directors and certain executives under the 2009 Equity Awards Plan. The closing price of the Company's common stock on the date of grant was $43.88. These restricted stock units vest over four years, in three equal increments on each of the second, third and fourth anniversary of the date of grant, except those

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

9. Stock-based Compensation (Continued)

granted to Harvey Kamil, President and Chief Financial Officer, the vesting of which will accelerate if he retires after the second anniversary of the date of grant.

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

        We have formally documented the relationship between the interest rate swap contracts and the Term Loan, as well as our risk management objective and strategy for undertaking the hedge transactions. This process includes linking the derivative that was designated as a cash flow hedge to the specific liability on the balance sheet. We record the change in the fair value of the swap contracts through Other Comprehensive Income ("OCI"), net of income tax. Since we expect these hedging relationships to be highly effective, both at inception of the hedges and on an ongoing basis, they are expected to be highly effective in achieving offsetting changes in fair value attributable to the hedged risk during the period that the hedges are designated. We have determined that there will be no ineffectiveness in the hedging relationships since the hedged forecasted interest payments are based on the same notional amount, have the same reset dates, and are based on the same benchmark interest rate designated under the variable rate Term Loan. We assess, at the inception of the hedges and on an

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

10. Fair Value of Financial Instruments (Continued)

ongoing basis, whether the derivatives used in the hedging transaction are highly effective in offsetting changes in the cash flows of the hedged item. The change in the fair value of the swap contracts for the six months ended March 31, 2010 recorded through OCI, net of income tax was $1,161. At March 31, 2010, the swap contracts liability was $8,290. Of this amount, $2,634 is included in other current liabilities and $5,656 is included in other liabilities. At September 30, 2009, the swap contracts liability, included in other liabilities, was $10,181. The fair value of the swap contracts were valued using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates (Level 2).

7 1/8% Senior Subordinated Notes

        The face value and the fair value of the 7 1/8% Senior Subordinated Notes at March 31, 2010, was $190,000 and $191,425, respectively. The fair value of the 7 1/8% Senior Subordinated Notes was based on then quoted market prices (Level 1).

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

        The following individual customer accounted for the following percentages of net sales for the three and six months ended March 31, 2010 and 2009, respectively:

	Wholesale/ US Nutrition Segment Net Sales Three months ended March 31,		Total Consolidated Net Sales Three months ended March 31,
	2010	2009	2010	2009
Customer A	30%	31%	18%	18%

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

11. Business and Credit Concentration (Continued)

	Wholesale/ US Nutrition Segment Net Sales Six months ended March 31,		Total Consolidated Net Sales Six months ended March 31,
	2010	2009	2010	2009
Customer A	28%	30%	17%	18%

        The loss of this customer, or any other major customer, would have a material adverse effect on our consolidated results of operations if we were unable to replace that customer.

        The following individual customers accounted for 10% or more of the Wholesale/US Nutrition segment's gross accounts receivable as of March 31, 2010 and September 30, 2009, respectively:

	March 31, 2010	September 30, 2009
Customer A	23%	25%
Customer B	9%	11%

12. Supplemental Disclosure of Cash Flow Information

	Six months ended March 31,
	2010	2009
Non-cash investing and financing information:
Property, plant and equipment additions included in accounts payable	$1,717	$797

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

  •
  North American Retail—This segment generates revenue through its 446 owned and operated Vitamin World and Nutrition Warehouse stores selling proprietary brand and third-party products, and through its Canadian operation of 85 owned and operated Le Naturiste stores.

  •
  European Retail—This segment generates revenue through its 565 Holland & Barrett stores, 324 Julian Graves stores and 35 GNC stores in the UK, 85 DeTuinen stores in the Netherlands and 27 Nature's Way stores in Ireland. In addition, Holland & Barrett has 16 franchise locations in South Africa, Singapore and Malta. This revenue consists of sales of proprietary brand and third-party products, as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phone.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

13. Segment Information (Continued)

        The following table represents key financial information of our business segments:

	Wholesale/ US Nutrition	North American Retail	European Retail	Direct Response/ E-Commerce	Corporate/ Manufacturing	Consolidated
Three months ended March 31, 2010:
Net sales	$426,575	$54,769	$159,013	$64,803	$—	$705,160
Income (loss) from operations	55,454	451	25,880	18,013	(20,836)	78,962
Depreciation and amortization	3,659	622	3,458	1,206	7,866	16,811
Capital expenditures	947	659	9,276	11	3,661	14,554
Three months ended March 31, 2009:
Net sales	$349,801	$51,916	$134,438	$59,398	$—	$595,553
Income (loss) from operations	19,046	(731)	20,318	19,244	(13,653)	44,224
Depreciation and amortization	3,586	745	3,403	1,267	8,278	17,279
Capital expenditures	455	2,607	6,367	253	3,318	13,000
Six months ended March 31, 2010:
Net sales	$897,688	$106,227	$335,008	$117,388	$—	$1,456,311
Income (loss) from operations	141,692	2,523	60,524	34,401	(37,948)	201,192
Depreciation and amortization	7,331	1,331	7,084	2,412	15,600	33,758
Capital expenditures	1,086	1,094	13,380	41	8,836	24,437
Six months ended March 31, 2009:
Net sales	$756,768	$100,354	$290,464	$108,519	$—	$1,256,105
Income (loss) from operations	49,063	(1,886)	46,489	19,953	(33,184)	80,435
Depreciation and amortization	7,310	1,497	6,964	2,532	16,497	34,800
Capital expenditures	631	4,108	10,490	4,370	16,040	35,639

  Net sales by location of customer:

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
United States	$463,883	$407,664	$960,138	$856,855
United Kingdom	152,809	127,781	318,522	274,985
Canada	25,909	19,704	54,484	41,923
Netherlands	16,577	12,789	34,861	27,386
Ireland	6,301	4,926	12,142	9,879
Other foreign countries	39,681	22,689	76,164	45,077

Consolidated net sales	$705,160	$595,553	$1,456,311	$1,256,105

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

13. Segment Information (Continued)

  Total assets by segment:

	March 31, 2010	September 30, 2009
Wholesale/US Nutrition	$912,173	$915,783
North American Retail	29,737	28,334
European Retail	410,184	403,657
Direct Response/E-Commerce	53,388	54,348
Corporate/Manufacturing	620,785	558,099

Consolidated assets	$2,026,267	$1,960,221

        Approximately 30% and 29% of our net sales during the six months ended March 31, 2010 and 2009, respectively, were denominated in currencies other than U.S. dollars, principally the British pound sterling, the euro and the Canadian dollar. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on our results of operations.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	March 31, 2010	September 30, 2009
Total Assets	26%	26%
Total Liabilities	14%	13%

14. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

        The 7 1/8% Senior Subordinated Notes due 2015 are guaranteed by our domestic wholly-owned subsidiaries. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

  1.
  Condensed consolidating financial statements as of March 31, 2010 and September 30, 2009 and for the three and six months ended March 31, 2010 and 2009 of (a) NBTY, Inc., the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis; and

  2.
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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

14. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Balance Sheet
As of March 31, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$130,927	$—	$82,978	$—	$213,905
Accounts receivable, net	—	143,939	24,037	—	167,976
Intercompany	—	269,056	751,397	(1,020,453)	—
Inventories	—	512,023	124,955	—	636,978
Deferred income taxes	—	24,141	3,811	—	27,952
Other current assets	—	15,190	43,519	—	58,709

Total current assets	130,927	964,349	1,030,697	(1,020,453)	1,105,520
Property, plant and equipment, net	35,902	235,153	92,221	—	363,276
Goodwill	—	197,701	134,626	—	332,327
Other intangible assets, net	—	181,849	23,518	—	205,367
Other assets	—	19,720	57	—	19,777
Intercompany loan receivable	323,308	40,735	—	(364,043)	—
Investments in subsidiaries	2,236,402	—	—	(2,236,402)	—

Total assets	$2,726,539	$1,639,507	$1,281,119	$(3,620,898)	$2,026,267

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$49,028	$4	$15,076	$—	$64,108
Accounts payable	—	67,898	41,270	—	109,168
Intercompany	1,020,453	—	—	(1,020,453)	—
Accrued expenses and other current liabilities	—	115,982	38,702	—	154,684

Total current liabilities	1,069,481	183,884	95,048	(1,020,453)	327,960
Intercompany loan payable	—	—	364,043	(364,043)	—
Long-term debt, net of current portion	352,031	—	23,808	—	375,839
Deferred income taxes	36,378	—	2,773	—	39,151
Other liabilities	17,146	2,678	11,990	—	31,814

Total liabilities	1,475,036	186,562	497,662	(1,384,496)	774,764
Commitments and contingencies
Stockholders' Equity:
Common stock	506	—	—	—	506
Capital in excess of par	163,997	352,019	301,268	(653,287)	163,997
Retained earnings	1,107,039	1,100,926	489,310	(1,590,236)	1,107,039
Accumulated other comprehensive loss	(20,039)	—	(7,121)	7,121	(20,039)

Total stockholders' equity	1,251,503	1,452,945	783,457	(2,236,402)	1,251,503

Total liabilities and stockholders' equity	$2,726,539	$1,639,507	$1,281,119	$(3,620,898)	$2,026,267

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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

14. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$516,392	$206,568	$(17,800)	$705,160

Costs and expenses:
Cost of sales	—	307,432	91,036	(17,800)	380,668
Advertising, promotion and catalog	—	44,345	6,592	—	50,937
Selling, general and administrative	20,836	90,843	82,914	—	194,593

	20,836	442,620	180,542	(17,800)	626,198

Income from operations	(20,836)	73,772	26,026	—	78,962

Other income (expense):
Equity in income of subsidiaries	64,966	—	—	(64,966)	—
Intercompany interest	2,106	—	(2,106)	—	—
Interest	(7,488)	—	(128)	—	(7,616)
Miscellaneous, net	198	1,098	(506)	—	790

	59,782	1,098	(2,740)	(64,966)	(6,826)

Income before provision for income taxes	38,946	74,870	23,286	(64,966)	72,136
(Benefit)/provision for income taxes	(7,710)	26,204	6,986	—	25,480

Net income	$46,656	$48,666	$16,300	$(64,966)	$46,656

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

14. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$446,269	$171,000	$(21,716)	$595,553

Costs and expenses:
Cost of sales	—	289,559	75,801	(21,716)	343,644
Advertising, promotion and catalog	—	28,519	4,509	—	33,028
Selling, general and administrative	11,443	90,475	72,739	—	174,657

	11,443	408,553	153,049	(21,716)	551,329

Income from operations	(11,443)	37,716	17,951	—	44,224

Other income (expense):
Equity in income of subsidiaries	32,671	—	—	(32,671)	—
Intercompany interest	5,955	—	(5,955)	—	—
Interest	(8,162)	—	(726)	—	(8,888)
Miscellaneous, net	(92)	(133)	504	—	279

	30,372	(133)	(6,177)	(32,671)	(8,609)

Income before provision for income taxes	18,929	37,583	11,774	(32,671)	35,615
(Benefit)/provision for income taxes	(4,141)	13,153	3,533	—	12,545

Net income	$23,070	$24,430	$8,241	$(32,671)	$23,070

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

14. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Income
Six Months Ended March 31, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,059,690	$430,974	$(34,353)	$1,456,311

Costs and expenses:
Cost of sales	—	636,749	189,720	(34,353)	792,116
Advertising, promotion and catalog	—	67,589	12,090	—	79,679
Selling, general and administrative	37,950	176,754	168,620	—	383,324

	37,950	881,092	370,430	(34,353)	1,255,119

Income from operations	(37,950)	178,598	60,544	—	201,192

Other income (expense):
Equity in income of subsidiaries	156,713	—	—	(156,713)	—
Intercompany interest	4,359	—	(4,359)	—	—
Interest	(15,315)	—	(357)	—	(15,672)
Miscellaneous, net	176	2,281	88	—	2,545

	145,933	2,281	(4,628)	(156,713)	(13,127)

Income before provision for income taxes	107,983	180,879	55,916	(156,713)	188,065
(Benefit)/provision for income taxes	(14,259)	63,308	16,774	—	65,823

Net income	$122,242	$117,571	$39,142	$(156,713)	$122,242

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

14. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Income
Six Months Ended March 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$931,115	$363,724	$(38,734)	$1,256,105

Costs and expenses:
Cost of sales	—	613,835	157,046	(38,734)	732,147
Advertising, promotion and catalog	—	54,640	9,679	—	64,319
Selling, general and administrative	28,380	188,601	153,576	—	370,557
IT project termination costs	—	8,647	—	—	8,647

	28,380	865,723	320,301	(38,734)	1,175,670

Income from operations	(28,380)	65,392	43,423	—	80,435

Other income (expense):
Equity in income of subsidiaries	60,014	—	—	(60,014)	—
Intercompany interest	12,609	—	(12,609)	—	—
Interest	(17,201)	(1)	(1,175)	—	(18,377)
Miscellaneous, net	(472)	(3,617)	(1,267)	—	(5,356)

	54,950	(3,618)	(15,051)	(60,014)	(23,733)

Income before provision for income taxes	26,570	61,774	28,372	(60,014)	56,702
(Benefit)/provision for income taxes	(9,975)	21,620	8,512	—	20,157

Net income	$36,545	$40,154	$19,860	$(60,014)	$36,545

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

14. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$122,242	$117,571	$39,142	$(156,713)	$122,242
Adjustments to reconcile net income to net cash & cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(156,713)	—	—	156,713	—
Impairments and disposals of assets	—	5,756	440	—	6,196
Depreciation and amortization	2,585	22,492	8,681	—	33,758
Foreign currency transaction (gain) loss	(142)	—	272	—	130
Amortization of deferred charges	774	—	—	—	774
Stock-based compensation	2,970	317	324	—	3,611
Allowance for doubtful accounts	—	1,866	—	—	1,866
Inventory reserves	—	1,699	—	—	1,699
Deferred income taxes	—	1,483	(36)	—	1,447
Excess income tax benefit from exercise of stock options	(4,787)	—	—	—	(4,787)
Changes in operating assets and liabilities:
Accounts receivable	—	(14,508)	(1,209)	—	(15,717)
Inventories	—	15,827	459	—	16,286
Other assets	—	5,704	(1,531)	—	4,173
Accounts payable	—	(23,936)	5,595	—	(18,341)
Accrued expenses and other liabilities	—	2,364	1,735	—	4,099

Net cash (used in) provided by operating activities	(33,071)	136,635	53,872	—	157,436

Cash flows from investing activities:
Intercompany accounts	137,174	(127,246)	(9,928)	—	—
Purchase of property, plant and equipment	(503)	(8,966)	(14,968)	—	(24,437)
Proceeds from sale of investments	2,000	—	—	—	2,000
Cash paid for acquisitions	—	—	(573)	—	(573)

Net cash provided by (used in) investing activities	138,671	(136,212)	(25,469)	—	(23,010)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(35,354)	(423)	—	—	(35,777)
Excess income tax benefit from exercise of stock options	4,787	—	—	—	4,787
Proceeds from stock options exercised	9,725	—	—	—	9,725

Net cash used in financing activities	(20,842)	(423)	—	—	(21,265)

Effect of exchange rate changes on cash and cash equivalents	—	—	(5,257)	—	(5,257)

Net increase in cash and cash equivalents	84,758	—	23,146	—	107,904
Cash and cash equivalents at beginning of period	46,169	—	59,832	—	106,001

Cash and cash equivalents at end of period	$130,927	$—	$82,978	$—	$213,905

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands, except per share amounts)

14. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$36,545	$40,154	$19,860	$(60,014)	$36,545
Adjustments to reconcile net income to net cash & cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(60,014)	—	—	60,014	—
Impairments and disposals of property, plant and equipment	33	—	655	—	688
Depreciation and amortization	2,502	24,030	8,268	—	34,800
IT project termination costs	—	4,667	—	—	4,667
Foreign currency transaction loss	4,287	639	1,743	—	6,669
Stock-based compensation	1,004	(25)	90	—	1,069
Amortization of deferred charges	631	—	—	—	631
Allowance for doubtful accounts	—	765	85	—	850
Inventory reserves	—	6,382	795	—	7,177
Deferred income taxes	—	371	12	—	383
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(15,069)	(1,187)	—	(16,256)
Inventories	—	(39,059)	(18,882)	—	(57,941)
Other assets	—	9,421	1,147	—	10,568
Accounts payable	—	41,846	5,373	—	47,219
Accrued expenses and other liabilities	—	(8,535)	(12,308)	—	(20,843)

Net cash (used in) provided by operating activities	(15,012)	65,587	5,651	—	56,226

Cash flows from investing activities:
Intercompany accounts	33,113	(40,542)	7,429	—	—
Purchase of property, plant and equipment	(5,190)	(23,933)	(6,516)	—	(35,639)
Cash paid for acquisitions, net of cash acquired	—	—	(264)	—	(264)
Escrow refund, net of purchase price adjustments	11,904	—	85	—	11,989

Net cash provided by (used in) investing activities	39,827	(64,475)	734	—	(23,914)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(15,421)	(1,112)	(252)	—	(16,785)
Proceeds from borrowings under the Revolving Credit Facility	60,000	—	—	—	60,000
Principal payments under the Revolving Credit Facility	(115,000)	—	—	—	(115,000)
Proceeds from stock options exercised	6	—	—	—	6

Net cash used in financing activities	(70,415)	(1,112)	(252)	—	(71,779)

Effect of exchange rate changes on cash and cash equivalents	—	—	(6,912)	—	(6,912)

Net decrease in cash and cash equivalents	(45,600)	—	(779)	—	(46,379)
Cash and cash equivalents at beginning of period	49,662	—	40,518	—	90,180

Cash and cash equivalents at end of period	$4,062	$—	$39,739	$—	$43,801

NBTY, Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations
(in thousands, except per share amounts and number of stores)

Forward-Looking Statements

        This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "subject to," "believe," "expect," "plan," "project," "estimate," "intend," "may," "should," "can," and "anticipate," and the negatives thereof, or variations thereof, or similar expressions, are intended to identify forward-looking statements, which are inherently uncertain. Similarly, discussions of strategy, although believed to be reasonable, are also forward-looking statements and are inherently uncertain.

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

Overview

        NBTY, Inc. (together with its subsidiaries, the "Company," "NBTY," "we," or "us") is a leading global vertically integrated manufacturer, marketer and retailer of a broad line of high-quality, value-priced nutritional supplements in the United States and throughout the world. We market approximately 25,000 products under numerous owned and private-label brands, including Nature's Bounty®, Ester-C®, Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, Flex-A-Min®, SISU®, Knox®, Sundown®, Rexall®, Pure Protein®, Body Fortress®, WORLDWIDE Sport Nutrition®, Natural Wealth®, Puritan's Pride®, Holland & Barrett®, GNC (UK)®, Physiologics®, Le Naturiste®, De Tuinen®,

Julian Graves® and Vitamin World®. Our vertical integration includes purchasing raw materials and formulating and manufacturing products, which we then market through the following four channels of distribution:

  •
  Wholesale/US Nutrition operations—distributes products under various US Nutrition brand names and third party private labels, each targeting specific market groups that include mass market retailers, supermarkets, club stores, drugstore chains, pharmacies, health and natural food stores, healthcare practitioners, wholesalers, distributors and international customers;

  •
  North American Retail operations—includes 446 Vitamin World stores in the United States and 85 Le Naturiste stores operating in Canada, each selling branded and third-party products;

  •
  European Retail operations—includes 565 Holland & Barrett stores in Europe and 16 franchise Holland & Barrett stores in South Africa, Singapore and Malta (which we include in this segment); 324 Julian Graves stores and 35 GNC (UK) stores in the United Kingdom ("UK"); 85 De Tuinen stores (including 16 franchise locations) in the Netherlands; and 27 Nature's Way stores in Ireland, each selling branded and third-party products; and

  •
  Direct Response/E-Commerce operations—includes the sale of branded and third-party products primarily through mail order catalogs and the internet.

Results of Operations

        The timing of acquisitions and the changing mix of our businesses may affect the comparability of results from one period to another.

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009:

  Net Sales

        Net sales by segment for the three months ended March 31, 2010 as compared with the prior comparable period were as follows:

	Net Sales by Segment Three months ended March 31,
	2010		2009		Comparison 2010 vs 2009
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale/US Nutrition	$426,575	60.5%	$349,801	58.7%	$76,774	21.9%
North American Retail	54,769	7.8%	51,916	8.7%	2,853	5.5%
European Retail	159,013	22.5%	134,438	22.6%	24,575	18.3%
Direct Response/E-Commerce	64,803	9.2%	59,398	10.0%	5,405	9.1%

Net sales	$705,160	100.0%	$595,553	100.0%	$109,607	18.4%

  Wholesale/US Nutrition

        Net sales for the Wholesale/US Nutrition segment increased $76,774 or 21.9% to $426,575 for the three months ended March 31, 2010. This increase was attributable to the following:

  •
  Higher net sales of domestic private label products, which increased $16,282. This increase is attributable to higher sales volume as well as a re-allocation of shelf space at a major customer.

  •
  Net sales from our major brands increased $32,017. Some of the major brands in this segment include Nature's Bounty®, Solgar®, Osteo Bi-Flex®, Sundown® and Ester-C®.

  •
  Net sales from our sports nutrition brands (such as WORLDWIDE Sport Nutrition®, Pure Protein® and Met-Rx®) increased $15,333.

  •
  Wholesale net sales to international customers increased $12,262.

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

        We use targeted promotions to grow overall net sales. Promotional programs and rebates as a percentage of sales were 12.6% for the three months ended March 31, 2010 as compared to 10.0% for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were $5,437 or 1.1% of sales for the three months ended March 31, 2010 as compared to $10,809 or 2.7% of sales for the prior comparable period. The product returns for the three months ended March 31, 2010 are mainly attributable to returns in the ordinary course of business. Product returns for the prior comparable period were higher than normal due to the reallocation of shelf space by customers of our US Nutrition brands and approximately $2,000 for bars primarily related to the recall of our Met-Rx® bars containing peanut butter. We expect returns relating to normal operations to trend between 1% to 2% of Wholesale/US Nutrition sales in future quarters.

        One customer represented 30% and 31% of the Wholesale/US Nutrition segment's net sales for the three months ended March 31, 2010 and 2009, respectively. It also represented 18% of consolidated net sales for both the three months ended March 31, 2010 and 2009. The loss of this customer, or any other major customer, would have a material adverse effect on our results of operations if we were unable to replace that customer.

  North American Retail

        Net sales for this segment increased $2,853 or 5.5% to $54,769 for the three months ended March 31, 2010. Sales for stores open more than one year (same store sales) increased 4.6%, representing $2,385 of the overall increase.

        The following is a summary of North American Retail store activity for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
North American Retail stores:	2010	2009
Vitamin World
Open at beginning of the period	448	447
Opened during the period	1	—
Closed during the period	(3)	(3)
Open at end of the period	446	444
Le Naturiste
Open at beginning of the period	86	84
Opened during the period	—	3
Closed during the period	(1)	—
Open at end of the period	85	87
Total North American Retail
Open at beginning of the period	534	531
Opened during the period	1	3
Closed during the period	(4)	(3)
Open at end of the period	531	531

        We anticipate opening up to 14 additional Vitamin World stores during the remainder of this fiscal year. We also continually evaluate when and whether to close underperforming retail stores in this segment.

  European Retail

        Net sales for this segment increased $24,575 or 18.3% to $159,013 for the three months ended March 31, 2010. Same store sales increased 14.7%, representing $19,144 of the overall increase. In local currency, same store sales increased 5.7% from the prior like period.

        The following is a summary of European Retail store activity for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
European Retail stores:	2010	2009
Company-owned stores
Open at beginning of the period	1,014	980
Opened during the period	9	3
Acquired during the period	3	2
Closed during the period	(6)	(1)
Open at end of the period	1,020	984
Franchised stores
Open at beginning of the period	33	26
Opened during the period	2	3
Closed during the period	(3)	(2)
Open at end of the period	32	27
Total company-owned and franchised stores
Open at beginning of the period	1,047	1,006
Opened during the period	11	6
Acquired during the period	3	2
Closed during the period	(9)	(3)
Open at end of the period	1,052	1,011

        We anticipate opening approximately 28 additional stores during the remainder of this fiscal year. We also continually evaluate when and whether to close underperforming retail stores in this segment.

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased $5,405 or 9.1% for the three months ended March 31, 2010 as compared to the prior comparable period. The total number of orders increased approximately 15.1% and the average order size decreased approximately 3.6% for the three months ended March 31, 2010 as compared to 2009. We are a leader in the U.S. direct response nutritional supplement industry and continue to increase the number of products available through our catalogs and websites.

        This segment continues to vary its promotional strategy throughout the fiscal year. Historical results reflect this pattern and therefore this segment should be viewed on an annual, and not quarterly, basis.

  Gross Profit

        Gross Profit by segment for the three months ended March 31, 2010 as compared with the prior comparable period was as follows:

	Gross Profit by Segment Three months ended March 31,
	2010		2009		Comparison 2010 vs 2009
		% of sales		% of sales
Segment	Gross Profit		Gross Profit		$ change	% change
Wholesale/US Nutrition	$149,231	35.0%	$95,457	27.3%	$53,774	56.3%
North American Retail	36,351	66.4%	34,354	66.2%	1,997	5.8%
European Retail	98,722	62.1%	84,218	62.6%	14,504	17.2%
Direct Response/E-Commerce	40,188	62.0%	37,880	63.8%	2,308	6.1%

Gross Profit	$324,492	46.0%	$251,909	42.3%	$72,583	28.8%

        The Wholesale/US Nutrition segment's gross profit percentage increased to 35.0% for the three months ended March 31, 2010 as compared to 27.3% for the prior comparable period. The prior comparable period was affected by higher raw material and other manufacturing costs which were not offset by higher prices charged to customers and lower margins on domestic private label products. During the three months ended March 31, 2010, the improved gross profit percentage reflects a more stable raw materials environment as well as efficiencies generated in manufacturing and supply chain management brought about by economies of scale. Because of the increasing competitive nature of the private label business, we anticipate gross profit margins for our private label business to decrease for the remainder of fiscal 2010. This should adversely affect gross profits for our Wholesale/US Nutrition segment during this period. To address this issue, we have begun the process of initiating additional improvements in supply chain management. We are also increasing our focus on our branded product sales, which traditionally have higher gross profit margins.

        The increase in gross profit dollars across the other three segments is mainly attributable to sales increases, as the gross profit percentages remained relatively consistent with the prior comparable period.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses by segment for the three months ended March 31, 2010 as compared with the prior comparable period were as follows:

			Dollar Change	Percentage Change
	Three months ended March 31,
			2010 vs. 2009	2010 vs. 2009
	2010	2009
Wholesale/US Nutrition	$38,105	$22,439	$15,666	70%
North American Retail	4,148	3,662	486	13%
European Retail	3,299	2,114	1,185	56%
Direct Response/E-Commerce	5,289	4,712	577	12%
Corporate	96	101	(5)	(5)%

Total	$50,937	$33,028	$17,909	54%

Percentage of net sales	7.2%	5.5%

        The increase in the Wholesale/US Nutrition segment's advertising, promotion and catalog expense is the result of an increase in television advertising campaigns for some of our major brands. The increase in the European Retail advertising also relates to television advertising. We do not expect this level of advertising to continue for the remainder of this fiscal year.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") by segment for the three months ended March 31, 2010 as compared with the prior comparable period were as follows:

			Dollar Change	Percentage Change
	Three months ended March 31,
			2010 vs. 2009	2010 vs. 2009
	2010	2009
Wholesale/US Nutrition	$55,673	$53,972	$1,701	3%
North American Retail	31,751	31,424	327	1%
European Retail	69,543	61,786	7,757	13%
Direct Response/E-Commerce	16,886	13,924	2,962	21%
Corporate	20,740	13,551	7,189	53%

Total	$194,593	$174,657	$19,936	11%

Percentage of net sales	27.6%	29.3%

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

        The increase in the Wholesale/US Nutrition segment's SG&A for the three months ended March 31, 2010 as compared to the prior comparable period is due to an increase in bad debt expense, which was partially offset by lower payroll costs.

        The increase in the European Retail SG&A is mainly due to the effect of foreign currency exchange rates. In local currency, SG&A increased 4% principally due to payroll related charges.

        The Direct Response/E-Commerce SG&A increased $2,363 due to additional freight costs, including fuel surcharges.

        The Corporate segment's SG&A increased $3,942 for payroll and payroll related costs. In addition, professional and legal expenses increased $1,711 primarily due to higher litigation costs.

  Interest Expense

        Interest expense decreased $1,272 due to lower principal balances outstanding on our Term Loan. The Term Loan balance was reduced by $49,914 to $235,086 at March 31, 2010 as compared to $285,000 at March 31, 2009.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

			Dollar Change
	Three months ended March 31,
			2010 vs. 2009
	2010	2009
Foreign exchange transaction gain (loss)	$316	$(669)	$985
Rental income	129	559	(430)
Investment income	133	168	(35)
Other	212	221	(9)

Total	$790	$279	$511

        Miscellaneous, net increased primarily due to the strengthening of the British pound sterling, which resulted in the reduction of foreign exchange losses in the prior comparable quarter. The average exchange rate for the conversion of the British pound sterling to U.S. dollars for the three months ended March 31, 2010 and 2009 was $1.56 and $1.44, respectively.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended March 31, 2010 and March 31, 2009 was 35.3% and 35.2%, respectively.

Six Months Ended March 31, 2010 Compared to the Six Months Ended March 31, 2009:

  Net Sales

        Net sales by segment for the six months ended March 31, 2010 as compared with the prior comparable period were as follows:

	Net Sales by Segment Six months ended March 31,
	2010		2009		Comparison 2010 vs 2009
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale/US Nutrition	$897,688	61.6%	$756,768	60.3%	$140,920	18.6%
North American Retail	106,227	7.3%	100,354	8.0%	5,873	5.9%
European Retail	335,008	23.0%	290,464	23.1%	44,544	15.3%
Direct Response/E-Commerce	117,388	8.1%	108,519	8.6%	8,869	8.2%

Net sales	$1,456,311	100.0%	$1,256,105	100.0%	$200,206	15.9%

  Wholesale/US Nutrition

        Net sales for the Wholesale/US Nutrition segment increased $140,920 or 18.6% to $897,688 for the six months ended March 31, 2010. This increase was attributable to the following:

  •
  Higher net sales of domestic private label products, which increased $53,252. This increase is attributable to higher sales volume as well as a re-allocation of shelf space at a major customer.

  •
  Net sales from our major brands increased $65,227. Some of the major brands in this segment include Nature's Bounty®, Solgar®, Osteo Bi-Flex®, Sundown® and Ester-C®.

  •
  Net sales from our sports nutrition brands (such as WORLDWIDE Sport Nutrition®, Pure Protein® and Met-Rx®) increased $16,502.

  •
  Wholesale net sales to international customers increased $27,171.

  •
  Net sales from all other brands decreased $21,232 due primarily to a re-allocation of shelf space at a major customer.

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

        We use targeted promotions to grow overall net sales. Promotional programs and rebates as a percentage of sales were 11.6% for the six months ended March 31, 2010 as compared to 9.5% for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were $10,687 or 1.0% of sales for the six months ended March 31, 2010 as compared to $18,317 or 2.1% of sales for the prior comparable period. The product returns for the six months ended March 31, 2010 are mainly attributable to returns in the ordinary course of business. Product returns for the prior comparable period were higher than normal due to the reallocation of shelf space by customers of our US Nutrition brands and approximately $2,000 for bars primarily related to the recall of our Met-Rx® bars containing peanut butter. We expect returns relating to normal operations to trend between 1% to 2% of Wholesale/US Nutrition sales in future quarters.

        One customer represented 28% and 30% of the Wholesale/US Nutrition segment's net sales for the six months ended March 31, 2010 and 2009, respectively. It also represented 17% and 18% of consolidated net sales for the six months ended March 31, 2010 and 2009, respectively. The loss of this customer, or any other major customer, would have a material adverse effect on our results of operations if we were unable to replace that customer.

  North American Retail

        Net sales for this segment increased $5,873 or 5.9% to $106,227 for the six months ended March 31, 2010. Sales for stores open more than one year (same store sales) increased 4.9%, representing $4,869 of the overall increase.

        The following is a summary of North American Retail store activity for the six months ended March 31, 2010 and 2009:

	Six months ended March 31,
North American Retail stores:	2010	2009
Vitamin World
Open at beginning of the period	442	441
Opened during the period	7	7
Closed during the period	(3)	(4)
Open at end of the period	446	444
Le Naturiste
Open at beginning of the period	86	81
Opened during the period	—	6
Closed during the period	(1)	—
Open at end of the period	85	87
Total North American Retail
Open at beginning of the period	528	522
Opened during the period	7	13
Closed during the period	(4)	(4)
Open at end of the period	531	531

        We anticipate opening up to 14 additional Vitamin World stores during the remainder of this fiscal year. We also continually evaluate when and whether to close underperforming retail stores in this segment.

  European Retail

        Net sales for this segment increased $44,544 or 15.3% to $335,008 for the six months ended March 31, 2010. Same store sales increased 12.3%, representing $34,612 of the overall increase. In local currency, same store sales increased 5.9% from the prior like period.

        The following is a summary of European Retail store activity for the six months ended March 31, 2010 and 2009:

	Six months ended March 31,
European Retail stores:	2010	2009
Company-owned stores
Open at beginning of the period	1,004	975
Opened during the period	19	8
Acquired during the period	3	2
Closed during the period	(6)	(1)
Open at end of the period	1,020	984
Franchised stores
Open at beginning of the period	28	22
Opened during the period	7	7
Closed during the period	(3)	(2)
Open at end of the period	32	27
Total company-owned and franchised stores
Open at beginning of the period	1,032	997
Opened during the period	26	15
Acquired during the period	3	2
Closed during the period	(9)	(3)
Open at end of the period	1,052	1,011

        We anticipate opening approximately 28 additional stores during the remainder of this fiscal year. We also continually evaluate when and whether to close underperforming retail stores.

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased $8,869 or 8.2% for the six months ended March 31, 2010 as compared to the prior comparable period. The total number of orders increased approximately 12% and the average order size remained consistent as compared to the prior comparable period. We are a leader in the U.S. direct response nutritional supplement industry and continue to increase the number of products available through our catalogs and websites.

        This segment continues to vary its promotional strategy throughout the fiscal year. Historical results reflect this pattern and therefore this segment should be viewed on an annual, and not quarterly, basis.

  Gross Profit

        Gross Profit by segment for the six months ended March 31, 2010 as compared with the prior comparable period was as follows:

	Gross Profit by Segment Six months ended March 31,
	2010		2009		Comparison 2010 vs 2009
		% of sales		% of sales
Segment	Gross Profit		Gross Profit		$ change	% change
Wholesale/US Nutrition	$311,133	34.7%	$207,473	27.4%	$103,660	50.0%
North American Retail	71,162	67.0%	66,773	66.5%	4,389	6.6%
European Retail	208,630	62.3%	182,968	63.0%	25,662	14.0%
Direct Response/E-Commerce	73,270	62.4%	66,744	61.5%	6,526	9.8%

Gross Profit	$664,195	45.6%	$523,958	41.7%	$140,237	26.8%

        The Wholesale/US Nutrition segment's gross profit percentage increased to 34.7% for the six months ended March 31, 2010 as compared to 27.4% for the prior comparable period. The prior comparable period was affected by higher raw material and other manufacturing costs that were not offset by higher prices charged to customers and lower margins on domestic private label products. During the six months ended March 31, 2010, the improved gross profit percentage reflects a more stable raw materials environment as well as efficiencies generated in manufacturing and supply chain management brought about by economies of scale. Because of the increasing competitive nature of the private label business, we anticipate gross profit margins for our private label business to decrease for the remainder of fiscal 2010. This should adversely affect gross profits for our Wholesale/US Nutrition segment during this period. To address this issue, we have begun the process of initiating additional improvements in supply chain management. We are also increasing our focus on our branded product sales, which traditionally have higher gross profit margins.

        The increase in gross profit dollars for the other three segment's relates primarily to higher sales volume for the six months ended March 31, 2010 as compared to the comparable prior period.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses by segment for the six months ended March 31, 2010 as compared with the prior comparable period were as follows:

			Dollar Change	Percentage Change
	Six months ended March 31,
			2010 vs. 2009	2010 vs. 2009
	2010	2009
Wholesale/US Nutrition	$58,555	$43,122	$15,433	36%
North American Retail	5,985	6,056	(71)	(1)%
European Retail	6,276	5,484	792	14%
Direct Response/E-Commerce	8,659	9,424	(765)	(8)%
Corporate	204	233	(29)	(12)%

Total	$79,679	$64,319	$15,360	24%

Percentage of net sales	5.5%	5.1%

        The increase in the Wholesale/US Nutrition segment's advertising, promotion and catalog expense is the result of an increase in television advertising campaigns for some of our major brands. The increase in the European Retail advertising also relates to television advertising. We do not expect this level of advertising to continue for the remainder of this fiscal year.

  Selling, General and Administrative Expenses

        SG&A by segment for the six months ended March 31, 2010 as compared with the prior comparable period were as follows:

			Dollar Change	Percentage Change
	Six months ended March 31,
			2010 vs. 2009	2010 vs. 2009
	2010	2009
Wholesale/US Nutrition	$110,887	$115,288	$(4,401)	(4)%
North American Retail	62,653	62,604	49	0%
European Retail	141,830	130,995	10,835	8%
Direct Response/E-Commerce	30,210	28,718	1,492	5%
Corporate	37,744	32,952	4,792	15%

Total	$383,324	$370,557	$12,767	3%

Percentage of net sales	26.3%	29.5%

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

        The Wholesale/US Nutrition's SG&A decreased $4,401 for the six months ended March 31, 2010 as compared to the prior comparable period. This decrease is attributable to payroll costs, which decreased $2,206 primarily related to severance costs incurred in the prior comparable period that did not recur, a decrease in insurance costs of $2,156 due to lower negotiated rates and a decrease in freight costs of $1,085, which declined to 2.1% as a percentage of net sales as compared to 2.6% in the prior comparable period which is partially attributable to better utilization of freight carriers. These decreases were partially offset by increases in other expense categories.

        The increase in the European Retail SG&A is mainly due to the effect of foreign currency exchange rates. In local currency, SG&A increased 2% principally due to payroll related charges.

        The Direct Response/E-Commerce SG&A increased $1,492 primarily due to additional freight costs. The Corporate segment's SG&A increased $4,792 primarily due to payroll and payroll related costs of $2,691.

  IT Project Termination Costs

        During December 2008, management determined that certain information technology projects relating to the Direct Response/E-Commerce segment would be terminated because they were determined to be ineffective and uneconomical. As a result, we recorded a charge of $8,647 for previously capitalized software configuration and other related costs for the six months ended March 31, 2009.

  Interest Expense

        Interest expense decreased $2,705 due to lower principal balances outstanding on the Term Loan. The Term Loan balance was reduced by $49,914 to $235,086 at March 31, 2010 as compared to $285,000 at March 31, 2009.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

			Dollar Change
	Six months ended March 31,
			2010 vs. 2009
	2010	2009
Foreign exchange transaction gain (loss)	$934	$(7,740)	$8,674
Rental income	276	1,137	(861)
Investment income	256	858	(602)
Other	1,079	389	690

Total	$2,545	$(5,356)	$7,901

        Miscellaneous, net increased primarily due to the strengthening of the British pound sterling, which resulted in the reduction of foreign exchange losses in the prior comparable period. The average exchange rate for the conversion of the British pound sterling to U.S. dollars for the six months ended March 31, 2010 and 2009 was $1.60 and $1.50, respectively.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the six months ended March 31, 2010 and March 31, 2009 was 35.0% and 35.5%, respectively. The effective income tax rate was lower for the six months ended March 31, 2010 as compared to the prior comparable period primarily due to the partial release of a valuation allowance on state tax credits in the current year.

Seasonality

        Although we believe that our business is not seasonal in nature, historically, we have experienced, and expect to continue to experience, a substantial variation in our net sales and operating results from quarter to quarter. The factors that influence this variability of quarterly results include general economic and industry conditions affecting consumer spending, changing consumer demands and current news on nutritional supplements, the timing of our introduction of new products, promotional program incentives offered to customers, the timing of catalog promotions, the level of consumer acceptance of new products and actions of competitors. Accordingly, a comparison of our results of operations from consecutive periods is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future performance. Additionally, we may experience higher net sales in a quarter depending upon when we have engaged in significant advertising or other promotional activities.

Liquidity and Capital Resources

        Our primary sources of liquidity and capital resources are cash generated from operations and our revolving credit facility. The facility provides for revolving credit loans in the aggregate principal amount of up to $325,000 to be used for working capital and other general corporate purposes, and acquisitions. At March 31, 2010, the entire facility remained undrawn and available under the revolving credit facility. We have used cash generated from operations to finance working capital, facility expansions, acquisitions, capital expenditures and debt service requirements. We anticipate these uses will continue to be our principal uses of cash in the future.

        The following table sets forth, for the periods indicated, cash balances and working capital:

	As of March 31, 2010	As of September 30, 2009
Cash and cash equivalents at end of the period	$213,905	$106,001
Working capital	$777,560	$674,439

        The following table sets forth, for the period indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Six months ended March 31,
	2010	2009
Cash flow provided by operating activities	$157,436	$56,226
Cash flow used in investing activities	$(23,010)	$(23,914)
Cash flow used in financing activities	$(21,265)	$(71,779)
Total inventory turnover	2.44	2.43
Finished goods inventory turnover (excluding bulk)	5.25	5.22
Days sales outstanding in accounts receivable	35	34

        We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. Cash and cash equivalents held by our foreign subsidiaries are subject to U.S. income taxes upon repatriation to the United States. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law. However, during fiscal 2009, we permanently reinvested a portion of our foreign earnings outside of the United States. We also plan to permanently reinvest a portion of our foreign earnings outside of the United States during fiscal 2010.

        The increase in working capital of $103,121 as compared to September 30, 2009 was primarily due to increased cash and accounts receivable balances.

        Cash provided by operating activities during the six-month period ended March 31, 2010 was mainly attributable to net income.

        During the six-month period ended March 31, 2010, cash flows used in investing activities consisted primarily of purchases of property, plant and equipment, offset by proceeds received from the sale of municipal bond investments.

        For the six-month period ended March 31, 2010, cash flows used in financing activities related to the principal payments under long-term debt agreements and capital lease obligations, offset by proceeds from the exercise of stock options, including the excess income tax benefit.

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

Contractual Cash Obligations and Other Commercial Commitments

        We conduct retail operations under operating leases, which generally have lease terms between 5-15 years, with the longest lease term expiring in 2039. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs. At March 31, 2010, we had $604,218 in future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year.

        During the six months ended March 31, 2010, no one supplier individually represented greater than 10% of our raw material purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations. We were committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements, some of which extend beyond one year, with fixed price provisions aggregating $121,168 at March 31, 2010. Generally, most of our purchase commitments are cancelable at our discretion until the order has been shipped, but require repayment of all expenses incurred through the date of cancellation.

        We had $24,272 in open capital commitments at March 31, 2010, primarily related to new stores, building improvements and manufacturing equipment.

        At March 31, 2010, we had a liability of $8,711 for unrecognized tax benefits, the recognition of which would have an effect of $5,931 on income tax expense and the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

        We have employment agreements with two of our executive officers. The agreements, entered into on March 1, 2008, each have a term of three years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and change in control of the Company. The remaining commitment for salaries to these two officers as of March 31, 2010 was approximately $1,444. In addition, five members of Holland & Barrett's senior executive staff have service contracts terminable by us upon twelve months notice. The annual aggregate commitment for such senior executive staff as of March 31, 2010 was approximately $1,349.

        We maintain a consulting agreement with Rudolph Management Associates, Inc. for the services of Arthur Rudolph, one of our directors and the father of Scott Rudolph, our Chief Executive Officer. The agreement requires Mr. Rudolph to provide consulting services to us through December 31, 2010, in exchange for a consulting fee of $450 per year, payable monthly. In addition, Mr. Rudolph receives certain fringe benefits accorded to our executives.

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

Financial Covenants and Credit Rating

        We were in compliance with all covenants under our credit arrangements at March 31, 2010. Our credit arrangements impose certain restrictions regarding capital expenditures and limit our ability to: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities.

        At March 31, 2010, credit ratings were as follows:

Credit Rating Agency	Secured Debt	7 1/8% Notes	Overall
Standard and Poors	BBB-	BB	BB/Positive
Moody's	Ba1/LGD2	B1/LGD6	Ba2/Positive

Recent Accounting Developments

        In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance requiring an enterprise to perform an analysis to determine whether the enterprise's variable interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. This guidance will become effective for us October 1, 2010. We anticipate that the adoption of this guidance will not have any impact on our consolidated financial position or results of operations because we currently do not have any variable interest entities.

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

Critical Accounting Policies and Estimates

        We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements included in our 2009 Form 10-K. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2009 Form 10-K. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2009. The following disclosure regarding our promotional program incentive allowances is provided for additional clarification:

        We estimate our allowance for promotional program incentives based on specific outstanding marketing programs and historical experience. The allowance for sales incentives offered to customers is based on various contractual terms or other arrangements agreed to in advance with certain customers. Generally, customers earn such incentives based on sales. We accrue these incentives as a reduction to sales either at the time of sale or over the period of time in which they are earned, depending on the nature of the program. Historically, we have not experienced material adjustments to the estimate of our promotional program incentive allowance and we do not expect that there will be a material change in the future estimates and assumptions we use.

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

        The U.S. dollar volume of net sales denominated in foreign currencies was approximately $430,974, or 29.6% of total net sales, for the six months ended March 31, 2010. A majority of our foreign currency exposure is denominated in the British pound sterling and Canadian dollars. For the six months ended March 31, 2010, as compared to the prior comparable period, the change in currency rates between the British pound sterling and Canadian dollar as compared to the U.S. dollar was 6% and 17%, respectively, resulting in an increase of $25,895 and $2,959 in net sales and operating income, respectively. The related impact on net income was an increase of approximately $0.04 per diluted share for the six months ended March 31, 2010.

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. We are exposed to changes in interest rates on our floating rate revolving credit facility, our multicurrency term facility, and our Term Loan. With respect to the interest on the Term Loan, in August 2009, we entered into two interest rate swap contracts, each with a notional amount of $100 million. Under the terms of the swap contracts, variable interest payments are swapped for fixed interest payments. The interest rate exposure on the multicurrency term facility is mitigated by the interest earned on the cash collateral securing the loan. With respect to interest on our revolving credit facility, there were no borrowings outstanding during the six months ended March 31, 2010. Therefore, a hypothetical 10% change in interest rates would not have a material effect on our consolidated pretax income or cash flow.

        The 7 1/8% Senior Subordinated Notes had a fair value at March 31, 2010, based on then quoted market prices, of $191,425. At March 31, 2010, based solely on a hypothetical 10% change in interest rates related to our fixed rate Notes, we estimate that the hypothetical fair value of our fixed rate debt would have changed approximately $5,000. We believe that the carrying value of all our other financial instruments approximates fair value due to their short maturities and variable interest rates.

 NBTY, Inc.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2010, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NBTY, Inc.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Prohormone Products

        In March 2004, a putative class-action lawsuit, captioned Jerry Beidler v. MET-Rx U.S.A, Inc, was filed in New Jersey Superior Court, Mercer County, against MET-Rx U.S.A, Inc. ("Met-Rx"), a subsidiary of the Company, claiming that the advertising and marketing of certain prohormone supplements were false and misleading and that plaintiff and the putative class of New Jersey purchasers of these products were entitled to damages and injunctive relief. Because these allegations were virtually identical to allegations made in a putative nationwide class-action previously filed against Met-Rx in California (in an action styled Eric Ayala v. MET-Rx U.S.A, Inc. et. al.), we moved in 2004 to dismiss or stay the New Jersey action pending the outcome of the California action. The motion was granted, and the New Jersey action is stayed at this time. The California action against Met-Rx was dismissed in 2009.

Nutrition Bars

        Our subsidiary, Rexall Sundown, Inc. ("Rexall"), and certain of its subsidiaries, are defendants in a class-action lawsuit, captioned Jamie Pesek, et al. v. Rexall Sundown, Inc., et al., brought in California Superior Court, County of San Francisco in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. We have defended this action vigorously. Since December 2007, with Rexall's and the other defendants' renewed motion for judgment on the pleadings pending, the Court has stayed the case for all purposes, pending rulings on relevant cases before the California Supreme Court. Although the California Supreme Court has resolved some of those cases, others remain pending as of this date. Accordingly, the case remains stayed. The Court held a case-management conference ("CMC") on August 5, 2009. At that time, the parties requested, and the Court agreed, to keep the stay in place for at least another six months. The Court scheduled a subsequent CMC for February 25, 2010, but canceled that conference upon being informed by the parties that the California Supreme Court had not yet acted. The Court has set another CMC for May 21, 2010, and instructed the parties to report back before that date as to the status of the cases before the California Supreme Court. By agreement of the parties, the May 21, 2010 CMC has been continued for six months. The California Supreme Court still has not resolved the outstanding issues pending before it. Based upon the information currently available, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

Claims in the Ordinary Course

        In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability, intellectual property and California Proposition 65 claims) arise in the ordinary course of our business. We believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on our consolidated financial condition or results of operations, if adversely determined against us.

 NBTY, Inc.
Item 1A. Risk Factors

Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part I—Item 1A, "Risk Factors" in our 2009 Form 10-K, which could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our 2009 Form 10-K are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition operating results or cash flows. Since September 30, 2009, there have been no significant changes relating to risk factors.

 NBTY, Inc.
Item 5. Other Information

        At our 2010 Annual Meeting of Shareholders held February 26, 2010, the following matters were voted upon:

        Proposition 1:    Re-elected Directors to serve until the 2013 Annual Meeting.

	Votes for	Votes withheld	Broker non-votes
Michael L. Ashner	41,073,482	11,811,067	6,373,960
Glenn Cohen	37,627,673	15,256,876	6,373,960
Arthur Rudolph	35,127,415	17,757,134	6,373,960

        Proposition 2:    Ratified the appointment of PricewaterhouseCoopers LLP as independent registered public accountants to audit the consolidated financial statements of the Company for the year ending September 30, 2010.

Votes for	Votes against	Votes abstain
59,188,750	26,234	43,525

 NBTY, Inc.
Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of NBTY, Inc. (incorporated by reference to exhibit 3.1 to the Form 10-K of NBTY, Inc. for the fiscal year ended September 30, 2005, filed on December 22, 2005).
3.2	Amended and Restated By-Laws of NBTY, Inc. (incorporated by reference to exhibit 3.2 to the Form 8-K of NBTY, Inc. filed on March 4, 2010).
4.1
Indenture, dated as of September 23, 2005, among NBTY, Inc., the Guarantors (as defined therein), and The Bank of New York, as Trustee (incorporated by reference to exhibit 4.2 to NBTY, Inc.'s Form 8-K filed on September 27, 2005).
4.2
Registration Rights Agreement, dated as of September 23, 2005, among NBTY, Inc., the Guarantors (as defined therein) and J.P. Morgan Securities, Inc., Adams Harkness, Inc., BNP Paribas Securities Corp., HSBC Securities (USA), Inc., and RBC Capital Markets Corporation (incorporated by reference to exhibit 4.3 to NBTY, Inc.'s Form 8-K filed on September 27, 2005).
10.1
Eighth Amendment to Executive Consulting Agreement, effective January 1, 2010, by and between NBTY, Inc. and Rudolph Management Associates, Inc. (incorporated by reference to exhibit 10.1 to the Form 10-Q of NBTY, Inc. for the fiscal quarter ended December 31, 2009, filed on February 9, 2010).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, INC. (Registrant)
Date: May 10, 2010	By:	/s/ SCOTT RUDOLPH Scott Rudolph Chairman and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2010	By:	/s/ HARVEY KAMIL Harvey Kamil President and Chief Financial Officer (Principal Financial and Accounting Officer)