Form 10-Q
period 2010-06-30
NBTY INC
filed 2010-08-09
CIK 70793

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2010
Or
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

        The number of shares of Common Stock (par value $.008 per share) outstanding as of August 2, 2010 was 63,418,619.

NBTY, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NBTY, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except per share amounts)

	June 30, 2010	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$293,632	$106,001
Accounts receivable, net	146,233	155,863
Inventories	642,305	658,534
Deferred income taxes	27,912	28,154
Other current assets	51,369	49,999

Total current assets	1,161,451	998,551
Property, plant and equipment, net	367,661	373,817
Goodwill	332,805	339,099
Intangible assets, net	198,569	214,139
Other assets	19,304	34,615

Total assets	$2,079,790	$1,960,221

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$70,791	$38,893
Accounts payable	105,737	128,485
Accrued expenses and other current liabilities	154,120	156,734

Total current liabilities	330,648	324,112
Long-term debt, net of current portion	361,830	437,629
Deferred income taxes	40,198	36,422
Other liabilities	33,906	34,233

Total liabilities	766,582	832,396

Commitments and contingencies
Stockholders' equity:
Common stock, $.008 par; authorized 175,000 shares; issued and outstanding 63,411 shares and 61,874 shares at June 30, 2010 and September 30, 2009, respectively	507	495
Capital in excess of par	167,602	145,885
Retained earnings	1,173,222	984,797
Accumulated other comprehensive income	(28,123)	(3,352)

Total stockholders' equity	1,313,208	1,127,825

Total liabilities and stockholders' equity	$2,079,790	$1,960,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Net sales	$695,856	$651,707	$2,152,167	$1,907,813

Costs and expenses:
Cost of sales	363,355	359,240	1,155,470	1,091,386
Advertising, promotion and catalog	37,003	23,570	116,682	87,889
Selling, general and administrative	192,118	182,618	575,443	553,177
IT project termination costs	—	10,127	—	18,774

	592,476	575,555	1,847,595	1,751,226

Income from operations	103,380	76,152	304,572	156,587

Other income (expense):
Interest	(7,312)	(8,402)	(22,984)	(26,780)
Miscellaneous, net	68	3,396	2,613	(1,959)

	(7,244)	(5,006)	(20,371)	(28,739)

Income before provision for income taxes	96,136	71,146	284,201	127,848
Provision for income taxes	29,953	25,229	95,776	45,386

Net income	$66,183	$45,917	$188,425	$82,462

Net income per share:
Basic	$1.04	$0.74	$2.99	$1.34
Diluted	$1.03	$0.73	$2.94	$1.31
Weighted average common shares outstanding:
Basic	63,378	61,796	63,014	61,665
Diluted	64,139	63,264	64,087	63,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.
Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income
Nine Months Ended June 30, 2010 and 2009
(Unaudited)
(in thousands)

	Common Stock
					Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Capital in Excess of Par	Retained Earnings		Total Stockholders' Equity
Balance, September 30, 2009	61,874	$495	$145,885	$984,797	$(3,352)	$1,127,825
Components of comprehensive income:
Net income				188,425		188,425
Foreign currency translation adjustment, net of taxes					(26,866)	(26,866)
Change in fair value of interest rate swaps, net of taxes					2,095	2,095

Comprehensive income:						$163,654

Exercise of stock options	1,537	12	10,312			10,324
Excess tax benefit from exercise of stock options			6,097			6,097
Stock-based compensation			5,308			5,308

Balance, June 30, 2010	63,411	$507	$167,602	$1,173,222	$(28,123)	$1,313,208

Balance, September 30, 2008	61,599	$493	$140,990	$839,068	$17,645	$998,196
Components of comprehensive income:
Net income				82,462		82,462
Foreign currency translation adjustment, net of taxes					(12,733)	(12,733)
Change in fair value of interest rate swaps, net of taxes					(4,797)	(4,797)

Comprehensive income:						$64,932

Exercise of stock options	273	2	1,435			1,437
Excess tax benefit from exercise of stock options			55			55
Stock-based compensation			2,013			2,013

Balance, June 30, 2009	61,872	$495	$144,493	$921,530	$115	$1,066,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$188,425	$82,462
Adjustments to reconcile net income to cash provided by operating activities:
Impairments and disposals of assets	10,033	4,520
Depreciation and amortization	50,071	51,604
IT project termination costs	—	16,521
Foreign currency transaction loss	1,312	5,113
Stock-based compensation	5,308	2,013
Amortization of deferred charges	1,093	951
Allowance for doubtful accounts	1,977	(366)
Inventory reserves	3,317	5,666
Deferred income taxes	2,048	888
Excess income tax benefit from exercise of stock options	(6,097)	(55)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,770	(11,129)
Inventories	6,445	(63,228)
Other assets	12,036	9,162
Accounts payable	(21,358)	(7,061)
Accrued expenses and other liabilities	7,335	(8,915)

Net cash provided by operating activities	270,715	88,146

Cash flows from investing activities:
Purchase of property, plant and equipment	(40,358)	(38,584)
Proceeds from sale of available-for-sale investments	2,000	—
Cash paid for acquisitions, net of cash acquired	(11,875)	(264)
Escrow refund, net of purchase price adjustments	—	14,460

Net cash used in investing activities	(50,233)	(24,388)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(42,992)	(25,176)
Proceeds from borrowings under the Revolving Credit Facility	—	95,000
Principal payments under the Revolving Credit Facility	—	(155,000)
Excess income tax benefit from exercise of stock options	6,097	55
Proceeds from stock options exercised	10,324	1,437

Net cash used in financing activities	(26,571)	(83,684)

Effect of exchange rate changes on cash and cash equivalents	(6,280)	(437)

Net increase (decrease) in cash and cash equivalents	187,631	(20,363)
Cash and cash equivalents at beginning of period	106,001	90,180

Cash and cash equivalents at end of period	$293,632	$69,817

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

Accounts Receivable Reserves

        Accounts receivable were net of the following reserves:

	June 30, 2010	September 30, 2009
Allowance for sales returns	$9,043	$11,707
Promotional program incentive allowance	63,269	49,071
Allowance for doubtful accounts	5,709	3,723

	$78,021	$64,501

NBTY, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)
(in thousands, except per share amounts and number of stores)

1. Basis of Presentation (Continued)

Net Income Per Share

        Basic net income per share is based on the weighted average number of common shares outstanding during the three and nine month periods ended June 30, 2010 and 2009. For the three and nine months ended June 30, 2010, diluted net income per share includes the dilutive effect of outstanding stock options and restricted stock units which resulted in a dilutive effect of 761 and 1,073 shares, respectively. For the three and nine months ended June 30, 2009, diluted net income per share includes the dilutive effect of outstanding stock options which resulted in a dilutive effect of 1,468 and 1,459 shares, respectively. There were 291 and 198 outstanding stock options for the three and nine months ended June 30, 2010, respectively, that were not included in the calculation of diluted net income per share since they would have been anti-dilutive. There were 910 and 871 outstanding stock options for the three and nine months ended June 30, 2009, respectively, that were not included in the calculation of diluted net income per share since they would have been anti-dilutive.

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

2. Subsequent Event

        On July 15, 2010, we announced the execution of a definitive merger agreement under which an affiliate of The Carlyle Group ("Carlyle") will acquire all of the outstanding common shares of NBTY for $55.00 per share in cash. We filed a preliminary proxy statement with the Securities and Exchange Commission on August 3, 2010, in connection with the proposed transaction.

        The board of directors of NBTY has unanimously approved the merger agreement and recommended that NBTY's stockholders adopt the agreement with Carlyle. A special meeting of NBTY's stockholders will be held as soon as practicable after the preparation and filing of a proxy statement with the Securities and Exchange Commission and subsequent mailing to shareholders. The mailing of the proxy statement is expected to take place following the expiration of the 35 calendar day period following the date of the merger agreement, during the course of which NBTY is permitted to solicit alternative proposals from third parties. The transaction is expected to close by December 31, 2010.

        Completion of the transaction is subject to customary conditions to closing, including approval of NBTY's stockholders and regulatory approvals, but is not subject to any condition with regard to the financing of the transaction. The transaction has fully committed financing, consisting of a combination of equity contributed by Carlyle and external debt financing.

NBTY, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)
(in thousands, except per share amounts and number of stores)

3. Acquisitions

  Ultimate BioPharma

        On May 14, 2010, our subsidiary, NBTY Global Hong Kong Limited, acquired Ultimate Biopharma (Zhongsham) Corporation ("Ultimate"), a Chinese-foreign joint venture limited company which manufactures softgel capsules for approximately $8,800 plus an adjustment for collected accounts receivable and other working capital components for a total purchase price of approximately $14,465. The preliminary allocation of net assets acquired consisted of accounts receivable, inventory, property, plant and equipment and goodwill. Since we acquired the equity of Ultimate, the goodwill associated with this acquisition is not deductible for tax purposes. The allocation of net assets acquired is based on preliminary estimates which we expect will be finalized by September 2010.

        Proforma financial information related to Ultimate is not provided as its impact was not material to our consolidated financial statements.

4. Inventories

        The components of inventories were as follows:

	June 30, 2010	September 30, 2009
Raw materials	$150,986	$166,447
Work-in-process	21,112	26,447
Finished goods	497,621	489,737
Valuation and obsolescence reserves	(27,414)	(24,097)

	$642,305	$658,534

5. Goodwill and Intangible Assets

Goodwill

        The changes in the carrying amount of goodwill by segment for the nine-month period ended June 30, 2010, were as follows:

	Wholesale/ US Nutrition	North American Retail	European Retail	Direct Response/ E-Commerce	Consolidated
Balance at October 1, 2009:
Goodwill	$180,276	$7,686	$142,718	$16,105	$346,785
Accumulated impairment losses	—	(7,686)	—	—	(7,686)

	180,276	—	142,718	16,105	339,099
Foreign currency translation	114	—	(9,918)	—	(9,804)
Acquisitions	2,957	—	553	—	3,510

Balance at June 30, 2010:
Goodwill	183,347	7,686	133,353	16,105	340,491
Accumulated impairment losses	—	(7,686)	—	—	(7,686)

	$183,347	$—	$133,353	$16,105	$332,805

NBTY, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)
(in thousands, except per share amounts and number of stores)

5. Goodwill and Intangible Assets (Continued)

Intangible Assets

        The carrying amounts of intangible assets as of June 30, 2010 and September 30, 2009 were as follows:

	June 30, 2010		September 30, 2009
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets:
Brands	$97,798	$29,808	$98,093	$26,201	20
Customer lists	64,918	46,475	64,948	43,667	2 - 15
Private label and customer relationships	118,516	18,710	122,822	14,374	10 - 20
Trademarks and licenses	16,276	7,370	17,844	7,417	2 - 20
Covenants not to compete	3,544	3,388	3,540	3,249	3 - 5
Land use right	1,468	—	—	—	40

	302,520	105,751	307,247	94,908
Indefinite lived intangible asset:
Trademark	1,800	—	1,800	—

Total intangible assets	$304,320	$105,751	$309,047	$94,908

        In June 2010, we recorded an impairment charge of $3,533 ($2,429, net of taxes) related to a private label customer contract, renewal of which is no longer probable.

        The increase in intangible assets for the land use right relates to our acquisition in China and is based on a preliminary allocation of the purchase price.

        Aggregate amortization expense of other intangible assets included in the consolidated statements of income under the caption "selling, general and administrative" expenses for the three months ended June 30, 2010 and 2009 was $3,975 and $4,018, respectively. Amortization expense for the nine months ended June 30, 2010 and 2009 was $11,962 and $12,042, respectively.

        Assuming no changes in our definite lived intangible assets, estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the fiscal year ending September 30,
2010	$15,823
2011	$15,781
2012	$15,650
2013	$15,552
2014	$15,040

6. IT Project Termination Costs

        During fiscal 2009, management terminated certain information technology projects relating to the Direct Response/E-Commerce, North American and European Retail segments that were determined

NBTY, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)
(in thousands, except per share amounts and number of stores)

6. IT Project Termination Costs (Continued)

to be ineffective and uneconomical. Previously capitalized software configuration, coding and other related costs of $10,127 and $18,774 were written off for the three and nine months ended June 30, 2009, respectively.

7. Accrued Expenses and Other Current Liabilities

        The components of accrued expenses and other current liabilities were as follows:

	June 30, 2010	September 30, 2009
Accrued compensation and related taxes	$37,143	$38,945
Accrued purchases	20,072	17,664
Income taxes payable	5,668	16,700
Other	91,237	83,425

	$154,120	$156,734

8. Long-Term Debt

        The components of long-term debt were as follows:

	June 30, 2010	September 30, 2009
Credit Agreement:
$300 million, five-year Term Loan	$228,171	$270,000
Senior Subordinated Notes	188,974	188,856
Multi-currency Term Loan	14,362	15,336
Mortgage and Capital Leases	1,114	2,330

	432,621	476,522
Less: current portion	70,791	38,893

Total	$361,830	$437,629

        Principal payments on the Term Loan during the first nine months of the year included $20,000 in voluntary prepayments.

9. Litigation Summary

        On May 11, 2010, a putative class-action, captioned John F. Hutchins v. NBTY, Inc., et al, was filed in the United States District Court, Eastern District of New York, against the Company and certain officers, claiming that the defendants made allegedly false material statements, or concealed allegedly adverse material facts, for the purpose of causing members of the class to purchase NBTY stock at allegedly artificially inflated prices. To date, there has been no activity since the filing of the complaint. The Company believes the claims to be without merit and intends to vigorously defend this action. At this time, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of any of the defendants.

NBTY, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)
(in thousands, except per share amounts and number of stores)

9. Litigation Summary (Continued)

        On July 22, 2010, a putative class-action, captioned Philip Gottlieb v. NBTY, Inc., et al, was filed in the Supreme Court of the State of New York, County of Nassau, against the Company, the members of its board of directors, The Carlyle Group and certain Carlyle-related entities (The Carlyle Group and the Carlyle-related entities, collectively "Carlyle"), challenging the Board of Directors' decision to sell the Company to Carlyle for the price of $55.00 per share. The complaint alleges that this price per share does not represent fair value for the Company and seeks to enjoin the anticipated sale and to invalidate certain related transactions. The Company believes the claims to be without merit and intends to vigorously defend this action. The Company cannot presently predict the ultimate outcome of the litigation or the amount of liability, if any, on the part of any of the defendants.

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

Nutrition Bars

        Our subsidiary, Rexall Sundown, Inc. ("Rexall"), and certain of its subsidiaries, are defendants in a class-action lawsuit, captioned Jamie Pesek, et al. v. Rexall Sundown, Inc., et al., brought in California Superior Court, County of San Francisco in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. We have defended this action vigorously. Since December 2007, with Rexall's and the other defendants' renewed motion for judgment on the pleadings pending, the Court has stayed the case for all purposes, pending rulings on relevant cases before the California Supreme Court. Although the California Supreme Court has resolved some of those cases, others remain pending as of this date. Accordingly, the case remains stayed. The Court held a case-management conference ("CMC") on August 5, 2009. At that time, the parties requested, and the Court agreed, to keep the stay in place for at least another nine months. The Court scheduled a subsequent CMC for February 25, 2010, but canceled that conference upon being informed by the parties that the California Supreme Court had not yet acted. The Court set another CMC for May 21, 2010, and instructed the parties to report back before that date as to the status of the cases before the California Supreme Court. By agreement of the parties, the May 21, 2010 CMC has been continued for nine months. The California Supreme Court still has not resolved the outstanding issues pending before it. Based upon the information currently available, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

NBTY, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)
(in thousands, except per share amounts and number of stores)

9. Litigation Summary (Continued)

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

        The effective income tax rate for the three months ended June 30, 2010 and 2009 was 31.2% and 35.5%, respectively. The effective income tax rate for the nine months ended June 30, 2010 and 2009 was 33.7% and 35.5%, respectively. The effective income tax rate was lower for the three and nine month periods ended June 30, 2010 as compared to the prior comparable period primarily due to the impact of a UK restructuring completed during June 2010 which allows us to utilize certain tax benefits that were previously reserved and the partial release of a valuation allowance on state tax credits in the current year.

        We accrue interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods. At June 30, 2010, we had $1,372 and $439 accrued for the potential payment of interest and penalties, respectively. As of June 30, 2010, we were subject to U.S. Federal Income Tax examinations for the tax years 2007-2009, and to non-U.S. examinations for the tax years of 2004-2009. In addition, we are generally subject to state and local examinations for fiscal years 2006-2009.

        At June 30, 2010, we had a liability of $8,711 for unrecognized tax benefits, the recognition of which would have an effect of $5,931 on income tax expense and the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

11. Stock-based Compensation

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

NBTY, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)
(in thousands, except per share amounts and number of stores)

11. Stock-based Compensation (Continued)

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

NBTY, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)
(in thousands, except per share amounts and number of stores)

12. Fair Value of Financial Instruments (Continued)

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

        We have formally documented the relationship between the interest rate swap contracts and the Term Loan, as well as our risk management objective and strategy for undertaking the hedge transactions. This process includes linking the derivative that was designated as a cash flow hedge to the specific liability on the balance sheet. We record the change in the fair value of the swap contracts through Other Comprehensive Income ("OCI"), net of income tax. Since we expect these hedging relationships to be highly effective, both at inception of the hedges and on an ongoing basis, they are expected to be highly effective in achieving offsetting changes in fair value attributable to the hedged risk during the period that the hedges are designated. We have determined that there will be no ineffectiveness in the hedging relationships since the hedged forecasted interest payments are based on the same notional amount, have the same reset dates, and are based on the same benchmark interest rate designated under the variable rate Term Loan. We assess, at the inception of the hedges and on an ongoing basis, whether the derivatives used in the hedging transaction are highly effective in offsetting changes in the cash flows of the hedged item. The change in the fair value of the swap contracts for the nine months ended June 30, 2010 recorded through OCI, net of income tax was $2,095. At June 30, 2010, the swap contracts liability was $6,769. Of this amount, $1,664 is included in other current liabilities and $5,105 is included in other liabilities. At September 30, 2009, the swap contracts liability, included in other liabilities, was $10,181. The fair value of the swap contracts were valued using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates (Level 2).

7 1/8% Senior Subordinated Notes

        The face value of the 7 1/8% Senior Subordinated Notes at June 30, 2010, was $190,000. The fair value of the 7 1/8% Senior Subordinated Notes, based on then quoted market prices (Level 1), approximated its carrying value at June 30, 2010.

13. Business and Credit Concentration

Financial Instruments

        Financial instruments that potentially subject us to credit risk consist primarily of cash and cash equivalents (the amounts of which, at times, may exceed Federal Deposit Insurance Corporation limits on insurable amounts), investments and trade accounts receivable. We mitigate our risk by investing in or through major financial institutions.

NBTY, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)
(in thousands, except per share amounts and number of stores)

13. Business and Credit Concentration (Continued)

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

        The following customers accounted for the following percentages of net sales for the three and nine months ended June 30, 2010 and 2009, respectively:

	Wholesale/US Nutrition Segment Net Sales Three months ended June 30,		Total Consolidated Net Sales Three months ended June 30,
	2010	2009	2010	2009
Customer A	24%	29%	15%	18%
Customer C	10%	7%	6%	4%

	Wholesale/US Nutrition Segment Net Sales Nine months ended June 30,		Total Consolidated Net Sales Nine months ended June 30,
	2010	2009	2010	2009
Customer A	27%	30%	17%	18%

        The loss of these customers, or any other major customer, would have a material adverse effect on our consolidated results of operations if we were unable to replace that customer.

        The following individual customers accounted for 10% or more of the Wholesale/US Nutrition segment's gross accounts receivable as of June 30, 2010 and September 30, 2009, respectively:

	June 30, 2010	September 30, 2009
Customer A	17%	25%
Customer B	8%	9%
Customer C	12%	11%

NBTY, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)
(in thousands, except per share amounts and number of stores)

14. Supplemental Disclosure of Cash Flow Information

	Nine months ended June 30,
	2010	2009
Non-cash investing and financing information:
Property, plant and equipment additions included in accounts payable	$1,349	$4,275
Acquisitions accounted for under the purchase method:
Fair value of assets acquired	$15,228	$264
Liabilities assumed	(211)	—
Less: Payable to seller	(2,456)	—
Less: Cash acquired	(686)	—

Net cash paid	$11,875	$264

15. Segment Information

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

  •
  North American Retail—This segment generates revenue through its 451 owned and operated Vitamin World stores selling proprietary brand and third-party products, and through its Canadian operation of 83 owned and operated Le Naturiste stores.

  •
  European Retail—This segment generates revenue through its 586 Holland & Barrett stores, 296 Julian Graves stores and 43 GNC stores in the UK, 88 DeTuinen stores in the Netherlands and 29 Nature's Way stores in Ireland. In addition, Holland & Barrett has 8 franchise locations in South Africa, Singapore and Malta. This revenue consists of sales of proprietary brand and third-party products, as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phone.

NBTY, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)
(in thousands, except per share amounts and number of stores)

15. Segment Information (Continued)

        The following table represents key financial information of our business segments:

	Wholesale / US Nutrition	North American Retail	European Retail	Direct Response/ E-Commerce	Corporate/ Manufacturing	Consolidated
Three months ended June 30, 2010:
Net sales	$434,592	$52,543	$152,051	$56,670	$—	$695,856
Income (loss) from operations	82,537	3,955	20,401	15,440	(18,953)	103,380
Depreciation and amortization	3,642	613	3,316	1,143	7,598	16,312
Capital expenditures	236	1,046	11,454	—	3,185	15,921
Three months ended June 30, 2009:
Net sales	$396,162	$51,223	$151,293	$53,029	$—	$651,707
Income (loss) from operations	61,905	(2,274)	14,070	18,166	(15,715)	76,152
Depreciation and amortization	3,681	758	3,634	1,245	7,486	16,804
Capital expenditures	94	268	819	—	4,819	6,000
Nine months ended June 30, 2010:
Net sales	$1,332,280	$158,770	$487,059	$174,058	$—	$2,152,167
Income (loss) from operations	224,229	6,479	80,924	49,841	(56,901)	304,572
Depreciation and amortization	10,973	1,944	10,400	3,555	23,199	50,071
Capital expenditures	1,322	2,140	24,835	36	12,025	40,358
Nine months ended June 30, 2009:
Net sales	$1,152,930	$151,577	$441,757	$161,549	$—	$1,907,813
Income (loss) from operations	110,968	(4,160)	60,559	38,119	(48,899)	156,587
Depreciation and amortization	10,991	2,255	10,598	3,777	23,983	51,604
Capital expenditures	725	2,786	9,844	4,162	21,067	38,584

  Net sales by location of customer:

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
United States	$474,814	$436,059	$1,434,952	$1,292,914
United Kingdom	146,952	147,510	465,474	422,495
Canada	20,796	20,624	75,280	62,548
Holland	14,817	13,537	49,678	40,923
Ireland	5,938	5,333	18,241	15,211
Other foreign countries	32,539	28,644	108,542	73,722

	$695,856	$651,707	$2,152,167	$1,907,813

NBTY, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)
(in thousands, except per share amounts and number of stores)

15. Segment Information (Continued)

  Total assets by segment:

	June 30, 2010	September 30, 2009
Wholesale/US Nutrition	$906,389	$915,783
North American Retail	31,311	28,334
European Retail	410,352	403,657
Direct Response/E-Commerce	54,354	54,348
Corporate/Manufacturing	677,384	558,099

	$2,079,790	$1,960,221

        Approximately 29% of our net sales during the nine months ended June 30, 2010 and 2009 were denominated in currencies other than U.S. dollars, principally the British pound sterling, the euro and the Canadian dollar. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on our results of operations.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	June 30, 2010	September 30, 2009
Total Assets	26%	26%
Total Liabilities	14%	13%

16. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes

        The 7 1/8% Senior Subordinated Notes due 2015 are guaranteed by our domestic wholly-owned subsidiaries. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

  1.
  Condensed consolidating financial statements as of June 30, 2010 and September 30, 2009 and for the three and nine months ended June 30, 2010 and 2009 of (a) NBTY, Inc., the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis; and

  2.
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

NBTY, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)
(in thousands, except per share amounts and number of stores)

16. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Balance Sheet
As of June 30, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$202,446	$—	$91,186	$—	$293,632
Accounts receivable, net	—	124,553	21,680	—	146,233
Intercompany	—	364,453	741,242	(1,105,695)	—
Inventories	—	520,779	121,526	—	642,305
Deferred income taxes	—	24,140	3,772	—	27,912
Other current assets	—	7,957	43,412	—	51,369

Total current assets	202,446	1,041,882	1,022,818	(1,105,695)	1,161,451
Property, plant and equipment, net	35,068	231,246	101,347	—	367,661
Goodwill	—	197,701	135,104	—	332,805
Other intangible assets, net	—	174,735	23,834	—	198,569
Other assets	—	19,251	53	—	19,304
Intercompany loan receivable	320,348	40,735	—	(361,083)	—
Investments in subsidiaries	2,309,863		—	(2,309,863)	—

Total assets	$2,867,725	$1,705,550	$1,283,156	$(3,776,641)	$2,079,790

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$55,899	$—	$14,892	$—	$70,791
Accounts payable	—	64,997	40,740	—	105,737
Intercompany	1,105,695	—	—	(1,105,695)	—
Accrued expenses and other current liabilities	—	118,515	35,605	—	154,120

Total current liabilities	1,161,594	183,512	91,237	(1,105,695)	330,648
Intercompany loan payable	—		361,083	(361,083)	—
Long-term debt, net of current portion	338,776	—	23,054	—	361,830
Deferred income taxes	37,561	—	2,637	—	40,198
Other liabilities	16,586	2,757	14,563	—	33,906

Total liabilities	1,554,517	186,269	492,574	(1,466,778)	766,582
Commitments and contingencies
Stockholders' Equity:
Common stock	507	—	—	—	507
Capital in excess of par	167,602	352,019	301,270	(653,289)	167,602
Retained earnings	1,173,222	1,167,262	501,846	(1,669,108)	1,173,222
Accumulated other comprehensive loss	(28,123)	—	(12,534)	12,534	(28,123)

Total stockholders' equity	1,313,208	1,519,281	790,582	(2,309,863)	1,313,208

Total liabilities and stockholders' equity	$2,867,725	$1,705,550	$1,283,156	$(3,776,641)	$2,079,790

NBTY, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)
(in thousands, except per share amounts and number of stores)

16. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

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

NBTY, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)
(in thousands, except per share amounts and number of stores)

16. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statements of Income
Three Months Ended June 30, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$518,175	$194,966	$(17,285)	$695,856
Costs and expenses:
Cost of sales	—	294,826	85,814	(17,285)	363,355
Advertising, promotion and catalog	—	30,195	6,808		37,003
Selling, general and administrative	18,954	90,634	82,530		192,118

	18,954	415,655	175,152	(17,285)	592,476

Income from operations	(18,954)	102,520	19,814	—	103,380

Other income (expense):
Equity in income of subsidiaries	78,872	—	—	(78,872)	—
Intercompany interest	2,143	—	(2,143)	—	—
Interest	(7,096)	—	(216)	—	(7,312)
Miscellaneous, net	77	(464)	455	—	68

	73,996	(464)	(1,904)	(78,872)	(7,244)

Income before provision for income taxes	55,042	102,056	17,910	(78,872)	96,136
(Benefit)/ provision for income taxes	(11,140)	35,720	5,373	—	29,953

Net income	$66,182	$66,336	$12,537	$(78,872)	$66,183

NBTY, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)
(in thousands, except per share amounts and number of stores)

16. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

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

NBTY, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)
(in thousands, except per share amounts and number of stores)

16. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statements of Income
Nine Months Ended June 30, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,577,866	$625,939	$(51,638)	$2,152,167
Costs and expenses:
Cost of sales	—	931,575	275,533	(51,638)	1,155,470
Advertising, promotion and catalog	—	97,784	18,898	—	116,682
Selling, general and administrative	56,904	267,389	251,150	—	575,443

	56,904	1,296,748	545,581	(51,638)	1,847,595

Income from operations	(56,904)	281,118	80,358	—	304,572

Other income (expense):
Equity in income of subsidiaries	235,585	—	—	(235,585)	—
Intercompany interest	6,502	—	(6,502)	—	—
Interest	(22,411)	—	(573)	—	(22,984)
Miscellaneous, net	254	1,816	543	—	2,613

	219,930	1,816	(6,532)	(235,585)	(20,371)

Income before provision for income taxes	163,026	282,934	73,826	(235,585)	284,201
(Benefit)/ provision for income taxes	(25,399)	99,027	22,148	—	95,776

Net income	$188,425	$183,907	$51,678	$(235,585)	$188,425

NBTY, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)
(in thousands, except per share amounts and number of stores)

16. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

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

NBTY, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)
(in thousands, except per share amounts and number of stores)

16. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$188,425	$183,907	$51,678	$(235,585)	$188,425
Adjustments to reconcile net income to net cash & cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(235,585)	—	—	235,585	—
Impairments and disposals of assets	—	9,418	615	—	10,033
Depreciation and amortization	3,692	33,575	12,804	—	50,071
Foreign currency transaction loss	2,158	—	(846)	—	1,312
Stock-based compensation	4,365	469	474	—	5,308
Amortization of deferred charges	1,093	—	—	—	1,093
Allowance for doubtful accounts	—	1,977	—	—	1,977
Inventory reserves	—	3,317	—	—	3,317
Deferred income taxes	—	2,082	(34)	—	2,048
Excess income tax benefit from exercise of stock options	(6,097)	—	—	—	(6,097)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	769	8,001	—	8,770
Inventories	—	5,005	1,440	—	6,445
Other assets	—	13,212	(1,176)	—	12,036
Accounts payable	—	(26,928)	5,570	—	(21,358)
Accrued expenses and other liabilities	—	5,458	1,877	—	7,335

Net cash (used in) provided by operating activities	(41,949)	232,261	80,403	—	270,715

Cash flows from investing activities:
Intercompany accounts	222,903	(219,102)	(3,801)	—	—
Purchase of property, plant and equipment	(819)	(13,013)	(26,526)	—	(40,358)
Proceeds from sale of available-for-sale investments	2,000	—	—	—	2,000
Cash paid for acquisitions, net of cash acquired	—	—	(11,875)	—	(11,875)

Net cash provided by (used in) investing activities	224,084	(232,115)	(42,202)	—	(50,233)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(42,279)	(146)	(567)	—	(42,992)
Excess income tax benefit from exercise of stock options	6,097	—	—	—	6,097
Proceeds from stock options exercised	10,324	—	—	—	10,324

Net cash used in financing activities	(25,858)	(146)	(567)	—	(26,571)

Effect of exchange rate changes on cash and cash equivalents	—	—	(6,280)	—	(6,280)

Net increase in cash and cash equivalents	156,277	—	31,354	—	187,631
Cash and cash equivalents at beginning of period	46,169	—	59,832	—	106,001

Cash and cash equivalents at end of period	$202,446	$—	$91,186	$—	$293,632

NBTY, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)
(in thousands, except per share amounts and number of stores)

16. Condensed Consolidating Financial Statements of Guarantors of Senior Subordinated Notes (Continued)

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

  •
  North American Retail operations—includes 451 Vitamin World stores in the United States and 83 Le Naturiste stores operating in Canada, each selling branded and third-party products;

  •
  European Retail operations—includes 586 Holland & Barrett stores in Europe and 8 franchise Holland & Barrett stores in South Africa, Singapore and Malta (which we include in this segment); 296 Julian Graves stores and 43 GNC (UK) stores in the United Kingdom ("UK"); 88 De Tuinen stores (including 16 franchise locations) in the Netherlands; and 29 Nature's Way stores in Ireland, each selling branded and third-party products; and

  •
  Direct Response/E-Commerce operations—includes the sale of branded and third-party products primarily through mail order catalogs and the internet.

Subsequent Event

        On July 15, 2010, we announced the execution of a definitive merger agreement under which an affiliate of The Carlyle Group ("Carlyle") will acquire all of the outstanding common shares of NBTY for $55.00 per share in cash. We filed a preliminary proxy statement with the Securities and Exchange Commission on August 3, 2010, in connection with the proposed transaction.

        The board of directors of NBTY has unanimously approved the merger agreement and recommended that NBTY's stockholders adopt the agreement with Carlyle. A special meeting of NBTY's stockholders will be held as soon as practicable after the preparation and filing of a proxy statement with the Securities and Exchange Commission and subsequent mailing to shareholders. The mailing of the proxy statement is expected to take place following the expiration of the 35 calendar day period following the date of the merger agreement, during the course of which NBTY is permitted to solicit alternative proposals from third parties. The transaction is expected to close by December 31, 2010.

        Completion of the transaction is subject to customary conditions to closing, including approval of NBTY's stockholders and regulatory approvals, but is not subject to any condition with regard to the financing of the transaction. The transaction has fully committed financing, consisting of a combination of equity contributed by Carlyle and external debt financing.

Results of Operations

        The timing of acquisitions and the changing mix of our businesses may affect the comparability of results from one period to another.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009:

  Net Sales

        Net sales by segment for the three months ended June 30, 2010 as compared with the prior comparable period were as follows:

	Net Sales by Segment Three months ended June 30,
	2010		2009		Comparison 2010 vs. 2009
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale/US Nutrition	$434,592	62.4%	$396,162	60.8%	$38,430	9.7%
North American Retail	52,543	7.6%	51,223	7.9%	1,320	2.6%
European Retail	152,051	21.9%	151,293	23.2%	758	0.5%
Direct Response/E-Commerce	56,670	8.1%	53,029	8.1%	3,641	6.9%

Net sales	$695,856	100.0%	$651,707	100.0%	$44,149	6.8%

  Wholesale/US Nutrition

        Net sales for the Wholesale/US Nutrition segment increased $38,430 or 9.7% to $434,592 for the three months ended June 30, 2010. This increase was attributable to the following:

  •
  Net sales from our major brands increased $13,381. Some of the major brands in this segment include Nature's Bounty®, Solgar®, Osteo Bi-Flex®, Sundown® and Ester-C®.

  •
  Net sales from our sports nutrition brands (such as WORLDWIDE Sport Nutrition®, Pure Protein® and Met-Rx®) increased $12,801.

  •
  Higher net sales of domestic private label products, which increased $6,184. This increase is attributable to higher sales volume.

  •
  Wholesale net sales to international customers increased $5,050.

        We continue to adjust shelf space allocation among our wholesale brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen US Nutrition's position in the mass marketplace. Wholesale/US Nutrition continues to leverage valuable consumer sales information obtained from our Vitamin World retail stores and Puritan's Pride Direct Response/E-Commerce operations in order to provide its mass-market customers with data and analyses to drive mass market sales.

        We use targeted promotions to grow overall net sales. Promotional programs and rebates as a percentage of sales were 11.7% for the three months ended June 30, 2010 as compared to 9.8% for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were $5,700 or 1.1% of sales for the three months ended June 30, 2010 as compared to $7,982 or 1.8% of sales for the prior comparable period. We expect returns relating to normal operations to trend between 1% to 2% of Wholesale/US Nutrition sales in future quarters.

        One customer represented 24% and 29% of the Wholesale/US Nutrition segment's net sales for the three months ended June 30, 2010 and 2009, respectively. It also represented 15% and 18% of consolidated net sales for the three months ended June 30, 2010 and 2009, respectively. The loss of this customer, or any other major customer, would have a material adverse effect on our results of operations if we were unable to replace that customer.

  North American Retail

        Net sales for this segment increased $1,320 or 2.6% to $52,543 for the three months ended June 30, 2010. Sales for stores open more than one year (same store sales) increased 1.6%, representing $811 of the overall increase.

        The following is a summary of North American Retail store activity for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,
North American Retail stores:	2010	2009
Vitamin World
Open at beginning of the period	446	444
Opened during the period	5	1
Closed during the period	—	(3)
Open at end of the period	451	442
Le Naturiste
Open at beginning of the period	85	87
Opened during the period	—	—
Closed during the period	(2)	(1)
Open at end of the period	83	86
Total North American Retail
Open at beginning of the period	531	531
Opened during the period	5	1
Closed during the period	(2)	(4)
Open at end of the period	534	528

        We anticipate opening up to 10 additional Vitamin World stores during the remainder of this fiscal year. We also continually evaluate when and whether to close underperforming retail stores in this segment.

  European Retail

        Net sales for this segment increased $758 or 0.5% to $152,051 for the three months ended June 30, 2010. In local currency, same store sales increased 1.2% and total net sales increased 4.8% from the prior like period.

        The following is a summary of European Retail store activity for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,
European Retail stores:	2010	2009
Company-owned stores
Open at beginning of the period	1,020	984
Opened during the period	10	9
Acquired during the period	—	—
Closed during the period	(4)	(1)
Open at end of the period	1,026	992
Franchised stores
Open at beginning of the period	32	27
Opened during the period	—	2
Closed/sold during the period	(8)	—
Open at end of the period	24	29
Total company-owned and franchised stores
Open at beginning of the period	1,052	1,011
Opened during the period	10	11
Acquired during the period	—	—
Closed/sold during the period	(12)	(1)
Open at end of the period	1,050	1,021

        We anticipate opening approximately 22 additional stores during the remainder of this fiscal year. We also continually evaluate when and whether to close underperforming retail stores.

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased $3,641 or 6.9% for the three months ended June 30, 2010 as compared to the prior comparable period. The total number of orders increased approximately 8.1% and the average order size decreased approximately 2.2% for the three months ended June 30, 2010 as compared to 2009. We are a leader in the U.S. direct response nutritional supplement industry and continue to increase the number of products available through our catalogs and websites.

        This segment continues to vary its promotional strategy throughout the fiscal year. Historical results reflect this pattern and therefore this segment should be viewed on an annual, and not quarterly, basis.

  Gross Profit

        Gross Profit by segment for the three months ended June 30, 2010 as compared with the prior comparable period was as follows:

	Gross Profit by Segment Three months ended June 30,
	2010		2009		Comparison 2010 vs. 2009
		% of sales		% of sales
Segment	Gross Profit		Gross Profit		$ change	% change
Wholesale/US Nutrition	$167,998	38.7%	$131,587	33.2%	$36,411	27.7%
North American Retail	35,216	67.0%	34,493	67.3%	723	2.1%
European Retail	93,796	61.7%	92,698	61.3%	1,098	1.2%
Direct Response/E-Commerce	35,491	62.6%	33,689	63.5%	1,802	5.3%

Gross Profit	$332,501	47.8%	$292,467	44.9%	$40,034	13.7%

        The Wholesale/US Nutrition segment's gross profit percentage increased to 38.7% for the three months ended June 30, 2010 as compared to 33.2% for the prior comparable period. The improved gross profit percentage reflects an increase in branded sales as a percentage of the total, which traditionally have higher margins than private label sales as well as efficiencies generated in manufacturing and supply chain management brought about by economies of scale.

        Due to competitive pressure in the private label business, we anticipate gross profit margins for our private label business will decrease for the remainder of fiscal 2010. This should adversely affect gross profits for our Wholesale/US Nutrition segment during this period. To address this issue, we have begun the process of initiating additional improvements in supply chain management. We are also increasing our focus on our branded product sales, which traditionally have higher gross profit margins.

        The increase in gross profit dollars across the other three segments is mainly attributable to sales increases, as the gross profit percentages remained relatively consistent with the prior comparable period.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses by segment for the three months ended June 30, 2010 as compared with the prior comparable period were as follows:

			Dollar Change	Percentage Change
	Three months ended June 30,
			2010 vs. 2009	2010 vs. 2009
	2010	2009
Wholesale / US Nutrition	$26,916	$15,054	$11,862	79%
North American Retail	985	869	116	13%
European Retail	3,814	3,644	170	5%
Direct Response / E-Commerce	5,252	3,919	1,333	34%
Corporate	36	84	(48)	(57)%

Total	$37,003	$23,570	$13,433	57%

Percentage of net sales	5.3%	3.6%

        The increase in the Wholesale/US Nutrition segment's advertising, promotion and catalog expense is primarily the result of an increase in co-op advertising of $7,966 and television advertising campaigns for some of our major brands. The increase in the Direct Response/E-Commerce advertising relates to an increase in internet advertising of $1,161.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") by segment for the three months ended June 30, 2010 as compared with the prior comparable period were as follows:

			Dollar Change	Percentage Change
	Three months ended June 30,
			2010 vs. 2009	2010 vs. 2009
	2010	2009
Wholesale / US Nutrition	$58,544	$54,629	$3,915	7%
North American Retail	30,275	30,069	206	1%
European Retail	69,582	69,156	426	1%
Direct Response / E-Commerce	14,799	13,133	1,666	13%
Corporate	18,918	15,631	3,287	21%

Total	$192,118	$182,618	$9,500	5%

Percentage of net sales	27.6%	28.0%

        The increase in the Wholesale/US Nutrition segment's SG&A for the three months ended June 30, 2010 as compared to the prior comparable period is due to a charge of $3,533 for the write-down of an intangible asset associated with a private label customer contract, renewal of which is no longer probable.

        The increase in the Direct Response/E-Commerce SG&A is mainly due to additional freight costs, including fuel surcharges.

        The Corporate segment SG&A increased $3,287 primarily due to additional payroll and payroll related costs and charitable donations.

  IT Project Termination Costs

        During fiscal 2009, management terminated certain information technology projects relating to the Direct Response/E-Commerce, North American and European Retail segments that were determined to be ineffective and uneconomical. Previously capitalized software configuration, coding and other related costs of $10,127 were written off for the three months ended June 30, 2009.

  Interest Expense

        Interest expense decreased $1,090 due to lower principal balances outstanding on our Term Loan. The Term Loan balance was reduced by $49,329 to $228,171 at June 30, 2010 as compared to $277,500 at June 30, 2009.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

			Dollar Change
	Three months ended June 30,
			2010 vs. 2009
	2010	2009
Foreign exchange (losses) gains	$(589)	$2,672	$(3,261)
Rental income	141	308	(167)
Investment income	243	118	125
Other	273	298	(25)

Total	$68	$3,396	$(3,328)

        Miscellaneous, net decreased primarily due to changes in foreign currency exchange rates, primarily with respect to the British pound sterling and Canadian dollar, which resulted in foreign exchange losses for the three months ended June 30, 2010 as compared to gains in the prior comparable quarter.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended June 30, 2010 and June 30, 2009 was 31.2% and 35.5%, respectively. The effective income tax rate was lower for the three months ended June 30, 2010 as compared to the prior comparable period primarily due to the impact of a UK restructuring completed during June 2010 which allows us to utilize certain tax benefits that were previously reserved and the partial release of a valuation allowance on state tax credits in the current year. We expect our overall effective income tax rate will be approximately 34.2% for the full year ending September 30, 2010.

Nine Months Ended June 30, 2010 Compared to the Nine Months Ended June 30, 2009:

  Net Sales

        Net sales by segment for the nine months ended June 30, 2010 as compared with the prior comparable period were as follows:

	Net Sales by Segment Nine months ended June 30,
	2010		2009		Comparison 2010 vs. 2009
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale/US Nutrition	$1,332,280	61.9%	$1,152,930	60.4%	$179,350	15.6%
North American Retail	158,770	7.4%	151,577	7.9%	7,193	4.7%
European Retail	487,059	22.6%	441,757	23.2%	45,302	10.3%
Direct Response/E-Commerce	174,058	8.1%	161,549	8.5%	12,509	7.7%

Net sales	$2,152,167	100.0%	$1,907,813	100.0%	$244,354	12.8%

  Wholesale/US Nutrition

        Net sales for the Wholesale/US Nutrition segment increased $179,350 or 15.6% to $1,332,280 for the nine months ended June 30, 2010. This increase was attributable to the following:

  •
  Net sales from our major brands increased $68,897. Some of the major brands in this segment include Nature's Bounty®, Solgar®, Osteo Bi-Flex®, Sundown® and Ester-C®.

  •
  Net sales from our sports nutrition brands (such as WORLDWIDE Sport Nutrition®, Pure Protein® and Met-Rx®) increased $29,303.

  •
  Higher net sales of domestic private label products, which increased $59,436. This increase is attributable to higher sales volume as well as a re-allocation of shelf space at a major customer.

  •
  Wholesale net sales to international customers increased $32,222.

  •
  Net sales from all other brands decreased $10,509 due primarily to a re-allocation of shelf space at a major customer.

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

        We use targeted promotions to grow overall net sales. Promotional programs and rebates as a percentage of sales were 11.6% for the nine months ended June 30, 2010 as compared to 9.6% for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were $16,387 or 1.1% of sales for the nine months ended June 30, 2010 as compared to $26,306 or 2.0% of sales for the prior comparable period. The product returns for the nine months ended June 30, 2010 are mainly attributable to returns in the ordinary course of business. Product returns for the prior comparable period were higher than normal due to the reallocation of shelf space by customers of our US Nutrition brands and approximately $2,000 for bars primarily related to the recall of our Met-Rx® bars containing peanut butter. We expect returns relating to normal operations to trend between 1% to 2% of Wholesale/US Nutrition sales in future quarters.

        One customer represented 27% and 30% of the Wholesale/US Nutrition segment's net sales for the nine months ended June 30, 2010 and 2009, respectively. It also represented 17% and 18% of consolidated net sales for the nine months ended June 30, 2010 and 2009, respectively. The loss of this customer, or any other major customer, would have a material adverse effect on our results of operations if we were unable to replace that customer.

  North American Retail

        Net sales for this segment increased $7,193 or 4.7% to $158,770 for the nine months ended June 30, 2010. Sales for stores open more than one year (same store sales) increased 3.7%, representing $5,487 of the overall increase.

        The following is a summary of North American Retail store activity for the nine months ended June 30, 2010 and 2009:

	Nine months ended June 30,
North American Retail stores:	2010	2009
Vitamin World
Open at beginning of the period	442	441
Opened during the period	12	8
Closed during the period	(3)	(7)
Open at end of the period	451	442
Le Naturiste
Open at beginning of the period	86	81
Opened during the period	—	6
Closed during the period	(3)	(1)
Open at end of the period	83	86
Total North American Retail
Open at beginning of the period	528	522
Opened during the period	12	14
Closed during the period	(6)	(8)
Open at end of the period	534	528

        We anticipate opening up to 10 additional Vitamin World stores during the remainder of this fiscal year. We also continually evaluate when and whether to close underperforming retail stores in this segment.

  European Retail

        Net sales for this segment increased $45,302 or 10.3% to $487,059 for the nine months ended June 30, 2010. Same store sales increased 7.2%, representing $29,979 of the overall increase. In local currency, same store sales increased 4.4% from the prior comparable period.

        The following is a summary of European Retail store activity for the nine months ended June 30, 2010 and 2009:

	Nine months ended June 30,
European Retail stores:	2010	2009
Company-owned stores
Open at beginning of the period	1,004	975
Opened during the period	29	17
Acquired during the period	3	2
Closed during the period	(10)	(2)
Open at end of the period	1,026	992
Franchised stores
Open at beginning of the period	28	22
Opened during the period	7	9
Closed/sold during the period	(11)	(2)
Open at end of the period	24	29
Total company-owned and franchised stores
Open at beginning of the period	1,032	997
Opened during the period	36	26
Acquired during the period	3	2
Closed/sold during the period	(21)	(4)
Open at end of the period	1,050	1,021

        We anticipate opening approximately 22 additional stores during the remainder of this fiscal year. We also continually evaluate when and whether to close underperforming retail stores.

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased $12,509 or 7.7% for the nine months ended June 30, 2010 as compared to the prior comparable period. The total number of orders increased approximately 10.8% and the average order size decreased 0.5% as compared to the prior comparable period. We are a leader in the U.S. direct response nutritional supplement industry and continue to increase the number of products available through our catalogs and websites.

        This segment continues to vary its promotional strategy throughout the fiscal year. Historical results reflect this pattern and therefore this segment should be viewed on an annual, and not quarterly, basis.

  Gross Profit

        Gross Profit by segment for the nine months ended June 30, 2010 as compared with the prior comparable period was as follows:

	Gross Profit by Segment Nine months ended June 30,
	2010		2009		Comparison 2010 vs. 2009
		% of sales		% of sales
Segment	Gross Profit		Gross Profit		$ change	% change
Wholesale/US Nutrition	$479,131	36.0%	$339,060	29.4%	$140,071	41.3%
North American Retail	106,377	67.0%	101,267	66.8%	5,110	5.0%
European Retail	302,427	62.1%	275,667	62.4%	26,760	9.7%
Direct Response/E-Commerce	108,762	62.5%	100,433	62.2%	8,329	8.3%

Gross Profit	$996,697	46.3%	$816,427	42.8%	$180,270	22.1%

        The Wholesale/US Nutrition segment's gross profit percentage increased to 36.0% for the nine months ended June 30, 2010 as compared to 29.4% for the prior comparable period. The prior comparable period was affected by higher raw material and other manufacturing costs that were not offset by higher prices charged to customers and lower margins on domestic private label products. During the nine months ended June 30, 2010, the improved gross profit percentage reflects a more stable raw materials environment as well as efficiencies generated in manufacturing and supply chain management brought about by economies of scale.

        Due to competitive pressure in the private label business, we anticipate gross profit margins for our private label business will decrease for the remainder of fiscal 2010. This should adversely affect gross profits for our Wholesale/US Nutrition segment during this period. To address this issue, we have begun the process of initiating additional improvements in supply chain management. We are also increasing our focus on our branded product sales, which traditionally have higher gross profit margins.

        The increase in gross profit dollars for the other three segments relates primarily to higher sales volume for the nine months ended June 30, 2010 as compared to the prior comparable period.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses by segment for the nine months ended June 30, 2010 as compared with the prior comparable period were as follows:

			Dollar Change	Percentage Change
	Nine months ended June 30,
			2010 vs. 2009	2010 vs. 2009
	2010	2009
Wholesale / US Nutrition	$85,471	$58,176	$27,295	47%
North American Retail	6,971	6,925	46	1%
European Retail	10,090	9,128	962	11%
Direct Response / E-Commerce	13,911	13,343	568	4%
Corporate	239	317	(78)	(25)%

Total	$116,682	$87,889	$28,793	33%

Percentage of net sales	5.4%	4.6%

        The increase in the Wholesale/US Nutrition segment's advertising, promotion and catalog expense is the result of an increase in co-op advertising of $16,342 and television advertising campaigns of $5,082 for some of our major brands. The increase in the European Retail advertising also relates to television advertising.

  Selling, General and Administrative Expenses

        SG&A by segment for the nine months ended June 30, 2010 as compared with the prior comparable period were as follows:

			Dollar Change	Percentage Change
	Nine months ended June 30,
			2010 vs. 2009	2010 vs. 2009
	2010	2009
Wholesale / US Nutrition	$169,431	$169,917	$(486)	—%
North American Retail	92,928	92,673	255	—%
European Retail	211,413	200,152	11,261	6%
Direct Response / E-Commerce	45,010	41,853	3,157	8%
Corporate	56,661	48,582	8,079	17%

Total	$575,443	$553,177	$22,266	4%

Percentage of net sales	26.7%	29.0%

        The Wholesale/US Nutrition's SG&A decreased $486 for the nine months ended June 30, 2010 as compared to the prior comparable period. This decrease is attributable to payroll costs, which decreased $2,251 primarily related to severance costs incurred in the prior comparable period that did not recur, and a decrease in insurance costs of $3,099 due to lower negotiated rates. These decreases were partially offset by a charge of $3,533 for the write-down of an intangible asset associated with a private label customer contract, renewal of which is no longer probable.

        The increase in the European Retail SG&A is partially attributable to the effect of foreign currency exchange rates, which increased 2.7% over the prior comparable period. In local currency, SG&A increased 3.0% principally due to payroll related charges.

        The Direct Response/E-Commerce SG&A increased $3,157 primarily due to additional freight costs. The Corporate segment's SG&A increased $8,079 primarily due to an increase in payroll and payroll related costs of $4,452.

  IT Project Termination Costs

        During fiscal 2009, management terminated certain information technology projects relating to the Direct Response/E-Commerce, North American and European Retail segments that were determined to be ineffective and uneconomical. Previously capitalized software configuration, coding and other related costs of $18,774 were written off for the nine months ended June 30, 2009.

  Interest Expense

        Interest expense decreased $3,796 due to lower principal balances outstanding on our Term Loan. The Term Loan balance was reduced by $49,329 to $228,171 at June 30, 2010 as compared to $277,500 at June 30, 2009.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

			Dollar Change
	Nine months ended June 30,
			2010 vs. 2009
	2010	2009
Foreign exchange gains (losses)	$346	$(5,068)	$5,414
Rental income	417	1,445	(1,028)
Investment income	499	977	(478)
Other	1,351	687	664

Total	$2,613	$(1,959)	$4,572

        Miscellaneous, net decreased primarily due to changes in foreign currency exchange rates, primarily with respect to the British pound sterling and Canadian dollar, which resulted in foreign exchange gains for the nine months ended June 30, 2010 as compared to losses in the prior comparable period.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the nine months ended June 30, 2010 and June 30, 2009 was 33.7% and 35.5%, respectively. The effective income tax rate was lower for the nine months ended June 30, 2010 as compared to the prior comparable period primarily due to the impact of a UK restructuring completed during the current year which allows us to utilize certain tax benefits that were previously reserved and the partial release of a valuation allowance on state tax credits in the current year. We expect our overall effective income tax rate will be approximately 34.2% for the full year ending September 30, 2010.

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

Liquidity and Capital Resources

        Our primary source of liquidity and capital resources is cash generated from operations. In addition, our revolving credit facility provides for revolving credit loans in the aggregate principal amount of up to $325,000 to be used for working capital and other general corporate purposes, and acquisitions. At June 30, 2010, the entire facility remained undrawn and available under the revolving credit facility. We have used cash generated from operations to finance working capital, facility expansions, acquisitions, capital expenditures and debt service requirements. We anticipate these uses will continue to be our principal uses of cash in the future.

        The following table sets forth, for the periods indicated, cash balances and working capital:

	As of June 30, 2010	As of September 30, 2009
Cash and cash equivalents at end of the period	$293,632	$106,001
Working capital	$830,803	$674,439

        The following table sets forth, for the period indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Nine months ended June 30,
	2010	2009
Cash flow provided by operating activities	$270,715	$88,146
Cash flow used in investing activities	$(50,233)	$(24,388)
Cash flow used in financing activities	$(26,571)	$(83,684)
Total inventory turnover	2.38	2.38
Finished goods inventory turnover (excluding bulk)	5.03	5.06
Days sales outstanding in accounts receivable	31	33

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

        The increase in working capital of $156,364 as compared to September 30, 2009 was primarily due to increased cash balances and lower accounts payable balances, partially offset by higher short-term debt.

        Cash provided by operating activities during the nine-month period ended June 30, 2010 was mainly attributable to net income and changes in operating assets and liabilities.

        During the nine-month period ended June 30, 2010, cash flows used in investing activities consisted primarily of purchases of property, plant and equipment and cash paid for acquisitions, offset by proceeds received from the sale of municipal bond investments.

        For the nine-month period ended June 30, 2010, cash flows used in financing activities related to the principal payments under long-term debt agreements and capital lease obligations, offset by proceeds from the exercise of stock options, including the excess income tax benefit.

        We believe our cash generated from operations, as well as our undrawn borrowings under our $325,000 revolving credit facility, will be sufficient to fund our operations and meet our cash requirements to satisfy our working capital needs, capital expenditure needs, outstanding commitments, and other liquidity requirements associated with our existing operations over the next 18 to 24 months. Our ability to fund these requirements and comply with financial covenants under our debt agreements will depend on our future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. In addition, as part of our strategy, we may pursue acquisitions that are complementary to our business, which may require additional capital. Therefore, funds from existing sources may be insufficient for material acquisitions.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements. For additional information relating to certain contractual cash obligations see below.

Contractual Cash Obligations and Other Commercial Commitments

        We conduct retail operations under operating leases, which generally have lease terms between 5-15 years, with the longest lease term expiring in 2039. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs. At June 30, 2010, we had $596,297 in future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year.

        During the nine months ended June 30, 2010, no one supplier individually represented greater than 10% of our raw material purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations. We were committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements, some of which extend beyond one year, with fixed price provisions aggregating $180,323 at June 30, 2010. Generally, most of our purchase commitments are cancelable at our discretion until the order has been shipped, but require repayment of all expenses incurred through the date of cancellation.

        We had $19,406 in open capital commitments at June 30, 2010, primarily related to new stores, building improvements and manufacturing equipment.

        At June 30, 2010, we had a liability of $8,711 for unrecognized tax benefits, the recognition of which would have an effect of $5,931 on income tax expense and the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

        We have employment agreements with two of our executive officers. The agreements, entered into on March 1, 2008, each have a term of three years and are automatically renewed each year thereafter unless either party notifies the other to the contrary. These agreements provide for minimum salary levels and contain provisions regarding severance and change in control of the Company. The remaining commitment for salaries to these two officers as of June 30, 2010 was approximately $1,050. In addition, five members of Holland & Barrett's senior executive staff have service contracts terminable by us upon twelve months notice. The annual aggregate commitment for such senior executive staff as of June 30, 2010 was approximately $1,336.

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

Financial Covenants and Credit Rating

        We were in compliance with all covenants under our credit arrangements at June 30, 2010. Our credit arrangements impose certain restrictions regarding capital expenditures and limit our ability to: incur additional indebtedness, dispose of assets, make repayments of indebtedness or amendments of debt instruments, pay distributions, create liens on assets and enter into sale and leaseback transactions, investments, loans or advances and acquisitions. Such restrictions could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities.

        At June 30, 2010, credit ratings were as follows:

Credit Rating Agency	Secured Debt	7 1/8% Notes	Overall
Standard and Poors	BBB-	BB	BB/Positive
Moody's	Ba1/LGD2	B1/LGD6	Ba2/Positive

        On July 15, 2010, in connection with the announced merger transaction with Carlyle, Standard & Poor's Ratings Services placed its 'BB' corporate credit rating and other ratings on NBTY Inc. on CreditWatch with negative implications and Moody's placed its ratings on NBTY, Inc. on review for potential downgrade.

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

Critical Accounting Policies and Estimates

        We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements included in our 2009 Form 10-K. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2009 Form 10-K. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2009. The following disclosure regarding our promotional program incentive allowances is provided for additional clarification.

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

        We have subsidiaries whose operations are denominated in foreign currencies (primarily the British pound sterling, the euro, the Canadian dollar and the Chinese yuan). We consolidate the earnings of our international subsidiaries by translating them into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the remeasurement of these foreign currency denominated transactions results in increased reported net sales, operating expenses and net income. Similarly, our reported net sales, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.

        The U.S. dollar volume of net sales denominated in foreign currencies was approximately $625,940, or 29.1% of total net sales, for the nine months ended June 30, 2010. A majority of our foreign currency exposure is denominated in the British pound sterling and Canadian dollar. For the nine months ended June 30, 2010, as compared to the prior comparable period, the change in currency rates between the British pound sterling and Canadian dollar as compared to the U.S. dollar was 3% and 16%, respectively, resulting in an increase of $24,170 and $1,822 in net sales and operating income, respectively. The related impact on net income was an increase of approximately $0.02 per diluted share for the nine months ended June 30, 2010.

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. We are exposed to changes in interest rates on our floating rate revolving credit facility, our multicurrency term facility, and our Term Loan. With respect to the interest on the Term Loan, in August 2009, we entered into two interest rate swap contracts, each with a notional amount of $100 million. Under the terms of the swap contracts, variable interest payments are swapped for fixed interest payments. The interest rate exposure on the multicurrency term facility is mitigated by the interest earned on the cash collateral securing the loan. With respect to interest on our revolving credit facility, there were no borrowings outstanding during the nine months ended June 30, 2010. Therefore, a hypothetical 10% change in interest rates would not have a material effect on our consolidated pretax income or cash flow.

        The fair value of the 7 1/8% Senior Subordinated Notes at June 30, 2010, based on then quoted market prices, approximated its carrying value. At June 30, 2010, based solely on a hypothetical 10% change in interest rates related to our fixed rate Notes, we estimate that the hypothetical fair value of our fixed rate debt would have changed approximately $5,000. We believe that the carrying value of all our other financial instruments approximates fair value due to their short maturities and variable interest rates.

NBTY, Inc.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2010, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NBTY, Inc.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

        On May 11, 2010, a putative class-action, captioned John F. Hutchins v. NBTY, Inc., et al, was filed in the United States District Court, Eastern District of New York, against the Company and certain officers, claiming that the defendants made allegedly false material statements, or concealed allegedly adverse material facts, for the purpose of causing members of the class to purchase NBTY stock at allegedly artificially inflated prices. To date, there has been no activity since the filing of the complaint. The Company believes the claims to be without merit and intends to vigorously defend this action. At this time, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of any of the defendants.

        On July 22, 2010, a putative class-action, captioned Philip Gottlieb v. NBTY, Inc., et al, was filed in the Supreme Court of the State of New York, County of Nassau, against the Company, the members of its board of directors, The Carlyle Group and certain Carlyle-related entities (The Carlyle Group and the Carlyle-related entities, collectively "Carlyle"), challenging the Board of Directors' decision to sell the Company to Carlyle for the price of $55.00 per share. The complaint alleges that this price per share does not represent fair value for the Company and seeks to enjoin the anticipated sale and to invalidate certain related transactions. The Company believes the claims to be without merit and intends to vigorously defend this action. The Company cannot presently predict the ultimate outcome of the litigation or the amount of liability, if any, on the part of any of the defendants.

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

Nutrition Bars

        Our subsidiary, Rexall Sundown, Inc. ("Rexall"), and certain of its subsidiaries, are defendants in a class-action lawsuit, captioned Jamie Pesek, et al. v. Rexall Sundown, Inc., et al., brought in California Superior Court, County of San Francisco in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs allege misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action. Plaintiffs seek restitution, legal fees and injunctive relief. We have defended this action vigorously. Since December 2007, with Rexall's and the other defendants' renewed motion for judgment on the pleadings pending, the Court has stayed the case for all purposes, pending rulings on relevant cases before the California Supreme Court. Although the California Supreme Court has resolved some of those cases, others remain pending as of this date. Accordingly, the case remains stayed. The Court held a case-management conference ("CMC") on August 5, 2009. At that time, the parties requested, and the Court agreed, to keep the stay in place for at least another nine months. The Court scheduled a subsequent CMC for February 25, 2010, but canceled that conference upon being informed by the parties that the California Supreme Court had not yet acted. The Court set another CMC for May 21, 2010, and instructed the parties to report back before that date as to the status of the cases before the

California Supreme Court. By agreement of the parties, the May 21, 2010 CMC has been continued for nine months. The California Supreme Court still has not resolved the outstanding issues pending before it. Based upon the information currently available, no determination can be made at this time as to the final outcome of this case, nor can its materiality be accurately ascertained.

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

NBTY, Inc.
Item 1A. Risk Factors

Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the risk factors set forth below, as well as disclosed under Part I—Item 1A, "Risk Factors" in our 2009 Form 10-K, which could materially adversely affect our business, financial condition, operating results and cash flows. These risks and uncertainties are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition operating results or cash flows.

        The following risk factors should be read in conjunction with "Risk Factors" included in Item 1A. in the Annual Report on Form 10-K for the Company's fiscal year ended September 30, 2009.

There are risks and uncertainties associated with the proposed merger with an affiliate of Carlyle.

        On July 15, 2010, we entered into a merger agreement, which we refer to as the merger agreement, providing for the acquisition of the Company by Alphabet Holding Company, Inc., or Parent, an entity formed by an affiliate of TC Group, L.L.C. (d/b/a The Carlyle Group), which we refer to as Carlyle. Pursuant to the merger agreement, Alphabet Merger Sub, Inc., a wholly-owned subsidiary of Parent, which we refer to as Merger Sub, will be merged with and into the Company, with the Company being the surviving corporation, which we refer to as the merger. There are a number of risks and uncertainties relating to the merger. For example, the merger may not be consummated or may not be consummated as currently anticipated, as a result of several factors, including, but not limited to, the failure to satisfy the closing conditions set forth in the merger agreement, Parent's failure to obtain the necessary equity and debt financing contemplated by the commitment letters received in connection with the merger or the failure of that financing to be sufficient to complete the merger and the transactions contemplated thereby. In addition, there can be no assurance that approval of our stockholders and requisite regulatory approvals will be obtained, that the other conditions to closing of the merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the merger. If the proposed merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the merger will be consummated. Failure of the merger to close, or a delay in its closing, may have a negative impact on our ability to pursue alternative strategic transactions or our ability to implement alternative business plans. Additionally, under certain circumstances, if the merger agreement is terminated, we will be required to pay a termination fee. Pending the closing of the merger, the merger agreement also restricts us from engaging in certain actions without Parent's approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the merger. In addition, any delay in completing, or the failure to complete, the merger could have a negative impact on our business, stock price and our relationships with our customers, associates or suppliers.

Our business could be adversely impacted as a result of uncertainty related to the proposed merger with an affiliate of Carlyle.

        The proposed merger could cause disruptions in our business relationships and business generally, which could have an adverse effect on our financial condition, results of operations and cash flows. For example:

  •
  our associates may experience uncertainty about their future roles at the Company, which might adversely affect our ability to retain and hire key managers and other associates;

  •
  customers and suppliers may experience uncertainty about the Company's future and seek alternative business relationships with third parties or seek to alter their business relationships with the Company; and

  •
  the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business and pursuit of our strategic initiatives.

        In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed merger, and many of these fees and costs are payable by us regardless of whether or not the merger is consummated. In addition, if the merger agreement is terminated under certain circumstances, we are required to pay a termination fee.

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
101
The following materials from NBTY, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss), (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

*
Filed herewith

**
Furnished, not filed

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, INC. (Registrant)
Date: August 9, 2010	By:	/s/ SCOTT RUDOLPH Scott Rudolph Chairman and Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2010	By:	/s/ HARVEY KAMIL Harvey Kamil President and Chief Financial Officer (Principal Financial and Accounting Officer)