Form 10-Q
period 2011-06-30
NBTY INC
filed 2011-08-10
CIK 70793

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2011
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number: 333-172973

NBTY, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2228617 (I.R.S. Employer Identification No.)

2100 Smithtown Avenue,
Ronkonkoma, New York 11779
(Address of principal executive offices) (Zip Code)

(631) 567-9500
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐    NO ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

        The number of shares of common stock outstanding as of August 10, 2011 was 1,000.

NBTY, INC.
INDEX

PART I
Item 1. Financial Statements

NBTY, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	Successor	Predecessor
	June 30, 2011	September 30, 2010
Assets
Current assets:
Cash and cash equivalents	$300,375	$346,483
Accounts receivable, net	142,479	135,377
Inventories	666,408	668,896
Deferred income taxes	27,541	40,130
Other current assets	52,720	66,990

Total current assets	1,189,523	1,257,876
Property, plant and equipment, net	487,368	391,899
Goodwill	1,232,240	335,159
Intangible assets, net	2,028,206	194,521
Other assets	108,822	21,313

Total assets	$5,046,159	$2,200,768

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$17,500	$78,158
Accounts payable	143,164	158,349
Accrued expenses and other current liabilities	165,363	172,031

Total current liabilities	326,027	408,538
Long-term debt, net of current portion	2,373,750	341,128
Deferred income taxes	755,665	38,175
Other liabilities	53,832	32,974

Total liabilities	3,509,274	820,815

Commitments and contingencies
Stockholders' equity:
Common stock, successor, $0.01 par; one thousand shares authorized, issued and outstanding at June 30, 2011	—	508
Capital in excess of par	1,551,198	186,248
(Accumulated deficit) Retained earnings	(15,417)	1,198,467
Accumulated other comprehensive income (loss)	1,104	(5,270)

Total stockholders' equity	1,536,885	1,379,953

Total liabilities and stockholders' equity	$5,046,159	$2,200,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands)

	Successor	Predecessor
	Three months ended June 30, 2011	Three months ended June 30, 2010
Net sales	$763,338	$695,856

Costs and expenses:
Cost of sales	396,873	363,355
Advertising, promotion and catalog	36,471	37,003
Selling, general and administrative	211,322	192,118
Merger expenses	614	—

Total costs and expenses	645,280	592,476

Income from operations	118,058	103,380

Other income (expense):
Interest	(38,500)	(7,312)
Miscellaneous, net	491	68

Total other income (expense)	(38,009)	(7,244)

Income before income taxes	80,049	96,136
Provision for income taxes	4,421	29,953

Net income	$75,628	$66,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.

Condensed Consolidated Statements of Income (Continued)

(Unaudited)

(in thousands)

	Successor	Predecessor
	Nine months ended June 30, 2011	Nine months ended June 30, 2010
Net sales	$2,212,043	$2,152,167

Costs and expenses:
Cost of sales	1,284,930	1,155,470
Advertising, promotion and catalog	116,523	116,682
Selling, general and administrative	622,385	575,443
Merger expenses	44,479	—

Total costs and expenses	2,068,317	1,847,595

Income from operations	143,726	304,572

Other income (expense):
Interest	(155,288)	(22,984)
Miscellaneous, net	2,749	2,613

Total other income (expense)	(152,539)	(20,371)

(Loss) income before income taxes	(8,813)	284,201
(Benefit) provision for income taxes	(843)	95,776

Net (loss) income	$(7,970)	$188,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.

Condensed Consolidated Statements of Stockholders' Equity and Comprehensive
(Loss) Income

Nine months Ended June 30, 2011 and 2010

(Unaudited)

(in thousands)

	Common Stock
				(Accumulated deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Capital in Excess of Par			Total Stockholders' Equity
Predecessor balance, September 30, 2010	63,444	$508	$186,248	$1,198,467	$(5,270)	$1,379,953
Purchase accounting adjustments	(63,444)	(508)	(186,248)	(1,198,467)	5,270	(1,379,953)
Components of comprehensive loss:
Net loss				(7,970)		(7,970)
Foreign currency translation adjustment and other, net of taxes					15,836	15,836
Change in fair value of interest rate and cross currency swaps, net of taxes					(14,732)	(14,732)

Comprehensive loss:						$(6,866)

Opening equity of Merger Sub	1	—		(7,447)		(7,447)
Capital contribution from Holdings			1,550,400			1,550,400
Stock-based compensation			798			798

Successor balance, June 30, 2011	1	$—	$1,551,198	$(15,417)	$1,104	$1,536,885

Predecessor balance, September 30, 2009	61,874	$495	$145,885	$984,797	$(3,352)	$1,127,825
Components of comprehensive income:
Net income				188,425		188,425
Foreign currency translation adjustment and other, net of taxes					(26,866)	(26,866)
Change in fair value of interest rate swaps, net of taxes					2,095	2,095

Comprehensive income:						$163,654

Exercise of stock options	1,537	12	10,312			10,324
Excess tax benefit from exercise of stock options			6,097			6,097
Stock-based compensation			5,308			5,308

Predecessor balance, June 30, 2010	63,411	$507	$167,602	$1,173,222	$(28,123)	$1,313,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

NBTY, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Successor	Predecessor
	Nine months ended June 30, 2011	Nine months ended June 30, 2010
Cash flows from operating activities:
Net (loss) income	$(7,970)	$188,425
Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by operating activities:
Impairments and disposals of assets	2,039	10,033
Depreciation and amortization	76,572	50,071
Foreign currency transaction (gain) loss	(1,519)	1,312
Amortization of deferred charges	11,247	1,093
Write off of financing fees	20,824	—
Stock-based compensation	798	5,308
Allowance for doubtful accounts	5,458	1,977
Amortization of incremental inventory fair value	122,104	—
Inventory reserves	23,086	3,317
Deferred income taxes	(42,059)	2,048
Excess income tax benefit from exercise of stock options	—	(6,097)
Changes in operating assets and liabilities:
Accounts receivable	(10,472)	8,770
Inventories	(23,460)	6,445
Other assets	17,009	12,036
Accounts payable	(15,944)	(21,358)
Accrued expenses and other liabilities	(7,472)	7,335

Net cash provided by operating activities	170,241	270,715

Cash flows from investing activities:
Purchase of property, plant and equipment	(35,481)	(40,358)
Proceeds from sale of available-for-sale investments	—	2,000
Cash paid for acquisitions	(3,986,074)	(11,875)

Net cash used in investing activities	(4,021,555)	(50,233)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(9,569)	(42,992)
Payments for financing fees	(138,227)	—
Proceeds from borrowings	2,400,000	—
Capital contribution	1,550,400	—
Excess income tax benefit from exercise of stock options	—	6,097
Proceeds from stock options exercised	—	10,324

Net cash provided by (used in) financing activities	3,802,604	(26,571)

Effect of exchange rate changes on cash and cash equivalents	2,602	(6,280)

Net (decrease) increase in cash and cash equivalents	(46,108)	187,631
Cash and cash equivalents at beginning of period	346,483	106,001

Cash and cash equivalents at end of period	$300,375	$293,632

The accompanying notes are an integral part of these condensed consolidated financial statements

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands)

1. Nature of Business

        NBTY, Inc. ("NBTY", and together with its subsidiaries, the "Company," "we," or "us") is the leading global vertically integrated manufacturer, marketer, distributor and retailer of a broad line of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. We market over 25,000 individual stock keeping units ("SKUs") under numerous owned and private-label brands, including Nature's Bounty®, Ester-C®, Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, Flex-A-Min®, SISU®, Knox®, Sundown®, Rexall®, Pure Protein®, Body Fortress®, WORLDWIDE Sport Nutrition®, Natural Wealth®, Puritan's Pride®, Holland & Barrett®, GNC (UK)®, Physiologics®, Le Naturiste®, De Tuinen®, Julian Graves® and Vitamin World®.

2. Basis of Presentation

        On October 1, 2010, pursuant to an Agreement and Plan of Merger, dated as of July 15, 2010, among NBTY, Alphabet Holding Company, Inc., a Delaware corporation ("Holdings") formed by an affiliate of TC Group, L.L.C. (d/b/a The Carlyle Group) and Alphabet Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Holdings ("Merger Sub") formed solely for the purpose of entering into the Merger, Merger Sub merged with and into NBTY with NBTY as the surviving corporation (also referred herein as the "Merger" or the "Acquisition"). As a result of the Merger, NBTY became a wholly owned subsidiary of Holdings. See Note 3 for further information.

        Merger Sub was determined to be the acquirer for accounting purposes and therefore, the Acquisition was accounted for using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interests. Accordingly, the purchase price of the Acquisition has been allocated to the Company's assets and liabilities based upon their estimated fair values at the acquisition date. Periods before October 1, 2010 reflect the financial position, results of operations, and changes in financial position of the Company before the Acquisition (the "Predecessor") and periods after October 1, 2010 reflect the financial position, results of operations, and changes in financial position of the Company after the Acquisition (the "Successor"). For accounting purposes, the purchase price allocation was applied on October 1, 2010.

        We have prepared these financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") applicable to interim financial information and on a basis that is consistent with the accounting principles applied in our audited financial statements for the fiscal year ended September 30, 2010 included in our Registration Statement on Form S-4 (no. 333-172973) declared effective June 16, 2011 (our "2010 Financial Statements"). In our opinion, these financial statements reflect all adjustments (including normal recurring items) necessary for a fair presentation of our results for the interim periods presented. These financial statements do not include all information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our 2010 Financial Statements. Results for interim periods are not necessarily indicative of results which may be achieved for a full year.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

2. Basis of Presentation (Continued)

Reclassifications

        Certain reclassifications were made to the prior period amounts to conform to the current period presentation. Specifically, accrued inventory purchases of $17,348 at September 30, 2010, previously included in accrued expenses and other current liabilities, were reclassified to accounts payable.

Estimates

        The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These judgments can be subjective and complex, and consequently actual results could differ materially from those estimates and assumptions. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our most significant estimates include: sales returns, promotions and other allowances; inventory valuation and obsolescence; valuation and recoverability of long-lived assets; income taxes; and accruals for the outcome of current litigation.

Accounts Receivable Reserves

        Accounts receivable are presented net of the following reserves:

	Successor	Predecessor
	June 30, 2011	September 30, 2010
Allowance for sales returns	$12,352	$9,457
Promotional programs incentive allowance	70,887	56,968
Allowance for doubtful accounts	5,458	5,575

	$88,697	$72,000

Recent Accounting Developments

        In June 2011, the Financial Accounting Standards Board ("FASB") amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact of adopting this guidance on our financial statements.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

3. Carlyle Merger

        On October 1, 2010, an affiliate of The Carlyle Group ("Carlyle") completed its Acquisition of NBTY for $55.00 per share of NBTY's common stock, or $3,570,191, plus the repayment of NBTY's historical debt of $427,367 (which includes accrued interest and a redemption premium on the notes) and net of cash acquired of $361,609 (which includes restricted cash collateral of $15,126) for a total net purchase price of $3,635,949. The purchase price was funded through the net proceeds from our $1,750,000 senior credit facilities, the issuance of $650,000 senior notes and a cash equity contribution from Holdings.

        In connection with the Acquisition, the following transactions occurred:

  •
  investment funds affiliated with Carlyle and certain co-investors capitalized Holdings with an aggregate equity contribution of $1,550,000;

  •
  Merger Sub, a subsidiary of Holdings formed solely for the purpose of completing the Acquisition, issued $650,000 aggregate principal amount of 9% senior notes due 2018 (the "outstanding notes") and entered into senior credit facilities consisting of (1) senior secured term loan facilities of $1,750,000 and (2) a senior secured revolving credit facility with commitments of $250,000. (See Note 8 for information related to the subsequent refinancing of the senior credit facilities);

  •
  the Merger became effective;

  •
  at the effective time of the Merger, each share of NBTY's common stock outstanding and each restricted stock unit outstanding immediately before the effective time of the Merger was cancelled and converted into the right to receive $55.00 per share in cash, without interest, less applicable withholding tax;

  •
  at the effective time of the Merger, each outstanding and unexercised option to purchase shares of NBTY's common stock, whether or not then vested, was cancelled and entitled the holder thereof to receive a cash amount equal to the excess of $55.00 over the per-share exercise price of such option, without interest, less applicable withholding tax;

  •
  NBTY's existing 7 1/8% senior subordinated notes due 2015 were satisfied and discharged and certain indebtedness of NBTY was repaid, including its existing credit facilities, its multi-currency term loan facility and mortgage; and

  •
  approximately $184,600 of fees and expenses were incurred related to the foregoing, which included capitalized financing costs of $115,431 (of which $1,524 in financing costs were paid in fiscal 2010).

        We refer to the Merger, the Acquisition, the equity contribution from Holdings, the borrowings under our senior credit facilities, the issuance of the 9% senior notes and the other transactions described above collectively as the "Transactions."

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

3. Carlyle Merger (Continued)

        The following provides the allocation of the purchase price of the Acquisition:

Cash consideration	$3,982,432

Allocated to:
Cash and cash equivalents	346,483
Accounts receivable	135,377
Inventories	782,354
Deferred income taxes	7,457
Prepaids and other current assets	51,078
Property, plant, and equipment	493,115
Intangibles	2,053,000
Other assets	18,404
Accounts payable	(141,139)
Accrued expenses and other current liabilities	(190,459)
Deferred income taxes	(762,774)
Other liabilities	(27,601)
Debt and Capital leases	(803)

Net assets acquired	$2,764,492

Goodwill	$1,217,940

        The following provides the fair value of property, plant and equipment acquired (as of the date of the Acquisition):

	Fair Value	Depreciation and amortization period (years)
Land	$67,832
Building and leasehold improvements	216,571	4 - 40
Machinery and equipment	119,405	3 - 13
Furniture and fixtures	53,109	3 - 10
Computer equipment	18,113	3 - 5
Transportation equipment	5,844	3 - 4
Construction in progress	12,241

Total property, plant and equipment	$493,115

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

3. Carlyle Merger (Continued)

        The following provides the fair value of identifiable intangible assets acquired (as of the date of the Acquisition):

	Fair Value	Amortization period (years)
Definite lived intangible assets:
Brands and customer relationships	$885,000	17 - 25
Tradenames and other	171,000	20 - 30

	1,056,000
Indefinite lived intangible asset:
Tradenames	997,000

Total intangible assets	$2,053,000

        The following unaudited pro forma financial information presents a summary of our consolidated net sales and net income for the three and nine months ended June 30, 2010, assuming the Acquisition took place October 1, 2009:

	Three months ended June 30, 2010	Nine months ended June 30, 2010
Net Sales	$695,856	$2,152,167

Net Income	$39,027	$47,861

        The above unaudited pro forma financial information has been prepared for comparative purposes only and includes certain adjustments to actual financial results, such as imputed interest costs, and estimated additional depreciation and amortization expense as a result of property, plant and equipment and intangible assets acquired. The pro forma financial information does not purport to be indicative of the results of operations that would have been achieved had the Acquisition taken place on the date indicated or the results of operations that may result in the future.

        Pro forma net income for the nine months ended June 30, 2010 includes an increase in cost of sales relating to an increase in acquired inventory to its fair value as required under purchase accounting, which was sold during the period, as well as non-recurring Merger expenses of $90,382 which consisted of legal and professional advisory services, the acceleration of vesting of all unvested stock-based compensation, fees related to an unused bridge loan and a portion of the transaction fee paid to Carlyle.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

4. Inventories

        The components of inventories are as follows:

	Successor	Predecessor
	June 30, 2011	September 30, 2010
Raw materials	$146,531	$142,228
Work-in-process	17,846	23,654
Finished goods	502,031	503,014

Total	$666,408	$668,896

5. Goodwill and Intangible Assets

Goodwill

        The changes in the carrying amount of goodwill by segment for the nine months ended June 30, 2011, are as follows:

	Wholesale / U.S. Nutrition	European Retail	Direct Response / E-Commerce	North American Retail	Consolidated
Predecessor balance at September 30, 2010	$182,414	$136,640	$16,105	$—	$335,159
Elimination of predecessor goodwill	(182,414)	(136,640)	(16,105)	—	(335,159)
Purchase accounting adjustments	610,289	281,922	317,985	7,744	1,217,940

Successor balance October 1, 2010	610,289	281,922	317,985	7,744	1,217,940
Acquisitions	511	465	—	—	976
Foreign currency translation	5,904	7,420	—	—	13,324

Successor balance at June 30, 2011	$616,704	$289,807	$317,985	$7,744	$1,232,240

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

5. Goodwill and Intangible Assets (Continued)

Intangible Assets

        The carrying amounts of intangible assets are as follows:

	Successor		Predecessor
	June 30, 2011		September 30, 2010
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets:
Brands and customer relationships	$886,971	$28,868	$282,198	$99,026	17 - 25
Tradenames and other	173,148	4,579	20,860	11,311	20 - 30

	1,060,119	33,447	303,058	110,337
Indefinite lived intangible assets:
Tradenames	1,001,534	—	1,800	—

Total intangible assets	$2,061,653	$33,447	$304,858	$110,337

        Aggregate amortization expense of definite lived intangible assets included in selling, general and administrative expenses for the three months ended June 30, 2011 and 2010 was $11,255 and $3,975, respectively. Amortization expense for the nine months ended June 30, 2011 and 2010 was $33,655 and $11,962, respectively.

        Assuming no changes in our definite lived intangible assets, estimated amortization expense for each of the five succeeding fiscal years is $44,807 per year.

6. Merger Expenses

        For the nine months ended June 30, 2011, Merger expenses consist of $15,660 in financing costs associated with an unused bridge loan, $14,324 for a portion of the transaction fee paid to Carlyle and $14,495 of other Merger related costs.

7. Accrued Expenses and Other Current Liabilities

        The components of accrued expenses and other current liabilities are as follows:

	Successor	Predecessor
	June 30, 2011	September 30, 2010
Accrued compensation and related taxes	$39,044	$42,235
Income taxes payable	23,358	14,513
Accrued audit and professional fees	2,436	23,298
Other	100,525	91,985

	$165,363	$172,031

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Accrued Expenses and Other Current Liabilities (Continued)

        Accrued audit and professional fees at September 30, 2010 includes $21,647 related to the Merger.

8. Long-Term Debt

        The components of long-term debt are as follows:

	Successor	Predecessor
	June 30, 2011	September 30, 2010
Senior Credit Facilities:
Term loan B-1	$1,741,250	$—
Revolving credit facility	—	—
Notes	650,000	189,014
$300 million, five-year Term loan	—	214,343
Multi-currency Term loan	—	15,126
Mortgage and Capital leases	—	803

	2,391,250	419,286
Less: current portion	17,500	78,158

Total	$2,373,750	$341,128

Senior credit facilities

        On October 1, 2010 (the "Closing Date"), we entered into our senior credit facilities consisting of a $250,000 revolving credit facility, a $250,000 term loan A and a $1,500,000 term loan B. The term loan facilities were used to fund, in part, the Transactions.

        On March 1, 2011 (the "Refinancing Date"), NBTY, Holdings, Barclays Bank PLC, as administrative agent, and several other lenders entered into the First Amendment and Refinancing Agreement to the Credit Agreement (the "Refinancing") pursuant to which we repriced our loans and amended certain other terms under our then existing credit agreement. Under the terms of the Refinancing, the original $250,000 term loan A and $1,500,000 term loan B were replaced with a new $1,750,000 term loan B-1 and the $250,000 revolving credit facility was modified to $200,000. Borrowings under term loan B-1 bear interest at a floating rate which can be, at our option, either (i) Eurodollar rate plus an applicable margin, or (ii) base rate plus an applicable margin, in each case, subject to a Eurodollar rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-1 and the revolving credit facility is 3.25% per annum for Eurodollar loans and 2.25% per annum for base rate loans, with a step-down in rate for the revolving credit facility upon the achievement of a certain total senior secured leverage ratio. Substantially all other terms are consistent with the original term loan B, including the amortization schedule of term loan B-1 and maturity dates. We intend to fund working capital and general corporate purposes, including permitted acquisitions and other investments, with cash flows from operations as well as borrowings under our revolving credit facility.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

8. Long-Term Debt (Continued)

        The following fees are applicable under the revolving credit facility: (i) an unused line fee of 0.50% per annum, based on the unused portion of the revolving credit facility; (ii) a letter of credit participation fee on the aggregate stated amount of each letter of credit available to be drawn equal to the applicable margin for Eurodollar rate loans; (iii) a letter of credit fronting fee equal to 0.25% per annum on the daily amount of each letter of credit available to be drawn; and (iv) certain other customary fees and expenses of our letter of credit issuers.

        The revolving credit facility matures five years after the Closing Date and term loan B-1 matures seven years after the Closing Date.

        Commencing with the second quarter ending after the Closing Date, term loan B-1 amortizes in equal quarterly installments in an amount equal to 1.00% per annum of the original principal amount thereof, with the balance due at maturity. We may voluntarily prepay loans or reduce commitments under our senior credit facilities, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty, except that certain refinancings of the term loan B-1 credit facility within one year after the Refinancing Date will be subject to a prepayment premium of 1.00% of the principal amount repaid.

        We must prepay term loan B-1 with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under our senior credit facilities unless specifically incurred to refinance a portion of our senior credit facilities) and 50% of excess cash flow (such percentage subject to reduction based on achievement of specified total senior secured leverage ratios), in each case, subject to certain reinvestment rights and other exceptions. We are also required to make prepayments under our revolving credit facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under the revolving credit facility exceeds the aggregate amount of commitments in respect of the revolving credit facility.

        Our obligations under our senior credit facilities are guaranteed by Holdings and each of our current and future direct and indirect subsidiaries other than (i) foreign subsidiaries, (ii) unrestricted subsidiaries, (iii) non-wholly owned subsidiaries, (iv) certain receivables financing subsidiaries, (v) certain immaterial subsidiaries and (vi) certain holding companies of foreign subsidiaries, and are secured by a first lien on substantially all of their assets, including capital stock of subsidiaries (subject to certain exceptions).

        Our senior credit facilities contain customary negative covenants, including, but not limited to, restrictions on our and our restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, amend organizational documents, or change our line of business or fiscal year. We were in compliance with all covenants under the senior credit facilities at June 30, 2011. In addition, our senior credit facilities require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility, including swingline loans and letters of credit. During the nine months ended

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

8. Long-Term Debt (Continued)

June 30, 2011, no amounts were outstanding under the revolving credit facility. All other financial covenants in the original senior credit facility were removed as part of the Refinancing.

        Our senior credit facilities provide that, upon the occurrence of certain events of default, our obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA/pension plan events, certain change of control events and other customary events of default.

        As a result of the Refinancing, $20,824 of previously capitalized deferred financing costs were expensed. In addition, $2,394 of the call premium on term loan B and termination costs on interest rate swap contracts of $1,525 were expensed. Financing costs capitalized in connection with the Refinancing of $24,320, consisting of bank fees of approximately $11,714 and the remaining portion of the call premium on term loan B of $12,606, will be amortized over the remaining term using the effective interest rate method.

Notes

        On October 1, 2010, NBTY issued $650,000 outstanding notes bearing interest at 9% in a private placement. On August 2, 2011, these outstanding notes were exchanged for substantially identical notes that were registered under the Securities Act of 1933, as amended, and therefore are freely tradable (the "exchange notes" and together with the outstanding notes, the "Notes"). The Notes are senior unsecured obligations and mature on October 1, 2018. Interest on the outstanding notes is paid on April 1 and October 1 of each year, and commenced on April 1, 2011. Interest on the exchange notes is paid on April 1 and October 1 of each year, and will commence on October 1, 2011.

        On and after October 1, 2014, we may redeem the Notes, at our option, in whole at any time or in part from time to time, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest and additional interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on October 1 of the years set forth below:

Period	Redemption Price
2014	104.50%
2015	102.25%
2016 and thereafter	100.00%

        In addition, at any time prior to October 1, 2014, we may redeem the Notes at our option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the Notes redeemed plus the Applicable Premium (as defined in the indenture governing the Notes) as of, and accrued and unpaid interest and additional interest, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

8. Long-Term Debt (Continued)

        The Notes are jointly and severally irrevocably and unconditionally guaranteed by each of our subsidiaries that is a guarantor under the Credit Agreement. The Notes are uncollateralized and rank senior in right of payment to existing and future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment to our and our subsidiary guarantors' senior unsecured debt, and are effectively junior to any of our or our subsidiary guarantors' secured debt, to the extent of the value of the collateral securing such debt. The Notes contain certain customary covenants including, but not limited to, restrictions on our and our restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, or pay dividends. We were in compliance with all covenants under the Notes at June 30, 2011.

9. Litigation Summary

Stock Purchases

        On May 11, 2010, a putative class-action, captioned John F. Hutchins v. NBTY, Inc., et al, was filed in the United States District Court, Eastern District of New York, against NBTY and certain current and former officers, claiming that the defendants made false material statements, or concealed adverse material facts, for the purpose of causing members of the class to purchase NBTY stock at allegedly artificially inflated prices. An amended complaint was served on February 1, 2011. The Company moved to dismiss the amended complaint on March 18, 2011 and that motion is pending. We believe the claims to be without merit and intend to vigorously defend this action. At this time, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of any of the defendants.

Nutrition Bars

        Our subsidiary, Rexall Sundown, Inc. ("Rexall"), and certain of its subsidiaries, were defendants in a class-action lawsuit, captioned Jamie Pesek, et al. v. Rexall Sundown, Inc., et al., filed in California Superior Court, County of San Francisco in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs alleged misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action, and such restitution, legal fees and injunctive relief. The parties entered into a settlement agreement to resolve the matter and the action was dismissed with prejudice on June 10, 2011.

Employment Class Actions

        On or about July 7, 2010, a putative class action captioned Hamilton and Taylor v. Vitamin World, Inc. was filed against one of our subsidiaries in the Alameda Superior Court, California. Plaintiffs seek to represent a class of employees in connection with several causes of action alleging, among other things, wage and hour violations. Plaintiffs describe the class as all non-exempt current and former employees of Vitamin World Stores in California. To date, the Plaintiffs have filed an amended complaint and discovery is ongoing. The Company challenges the validity of the claims and intends to vigorously defend this action. At this time, however, no determination can be made as to the

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

9. Litigation Summary (Continued)

ultimate outcome of the litigation or the amount of liability, if any, on the part of the defendant. In addition, on or about October 27, 2010, a different set of plaintiffs filed an action captioned Hickman v. Vitamin World, Inc. in Solano County Superior Court, California. Vitamin World filed a demurrer and motion to abate that action because it is identical to the instant Hamilton complaint and the Hickman action was dismissed on May 31, 2011.

        On or about April 8, 2010, a putative class action captioned Dirickson v. NBTY Acquisition, LLC, NBTY Manufacturing, LLC, NBTY, Inc., and Volt Management Corporation ("Volt") was filed against the Company and certain subsidiaries in the Superior Court of California, County of Los Angeles. Volt is not related to the Company. Plaintiff seeks to represent a class of employees in connection with several causes of action alleging, among other things, wage and hour violations. The Complaint seeks damages on behalf of all non-exempt employees within the State of California who worked for Volt or any of the NBTY entities between April 8, 2006 and April 8, 2010 (the "Class Period"). The NBTY entities have entered into settlement discussions with the plaintiffs, and those discussions are ongoing. Until such settlement is finalized, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of the defendant.

Claims Settled during Fiscal 2011

Sale of the Company

        On July 22, 2010 and on August 10, 2010, respectively, plaintiffs filed two actions, captioned Philip Gottlieb v. NBTY, Inc., et al, ("Gottlieb"), and Bredthauer v. NBTY, Inc., et al., ("Bredthauer"), each as a purported class action against the Company, the members of its Board of Directors, The Carlyle Group and certain Carlyle-related entities (The Carlyle Group and the Carlyle-related entities, collectively the "Carlyle Group"), challenging the Board of Directors' decision to sell the Company to the Carlyle Group for the price of $55 per share. The complaint, in each of these cases, alleged that this price per share did not represent fair value for the Company and sought to enjoin the anticipated sale and to invalidate certain related transactions. The Bredthauer lawsuit, filed in the Supreme Court of the State of New York, County of Suffolk, was dismissed by Plaintiff. Plaintiff then joined in the Gottlieb lawsuit, filed in the Supreme Court of the State of New York, County of Nassau. On January 11, 2011, the parties entered into a stipulation of settlement providing for the proposed settlement and dismissal with prejudice of the remaining action, which was subject to, among other things, court approval following notice to the members of the putative class. Following notice to the class, the court approved the settlement on April 27, 2011, dismissing the action with prejudice and directing the payment of certain attorneys' fees and expenses.

FTC Investigation of Certain Children's Multi Vitamin and Mineral Products

        In letters dated July 22, 2010, the Division of Advertising Practices of the FTC informed us of a non-public FTC investigation of certain allegedly false or unsubstantiated, or both, advertising statements regarding certain children's multiple vitamin and mineral products sold by us. The letters, which included a proposed Complaint and Judgment and Order for Permanent Injunction and Other Relief, indicated that the FTC may seek injunctive and other relief against us. On October 26, 2010,

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

9. Litigation Summary (Continued)

NBTY signed a proposed agreement with the FTC to resolve this matter. On March 22, 2011, the FTC issued a Decision and Order approving that proposed settlement. Pursuant to that Order, NBTY subsequently paid $2.1 million (which we accrued as of September 30, 2010) to the FTC. The money paid is to be used in the first instance for equitable relief, including restitution to consumers. The Order also required NBTY to agree to certain advertising restrictions and requirements.

Claims in the Ordinary Course

        In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability, intellectual property and Proposition 65 claims) arise from time to time in the ordinary course of our business. We believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on our consolidated financial condition or results of operations, if adversely determined against us.

10. Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors.

        The effective income tax rate for the three months ended June 30, 2011 was 5.5%. The effective income tax rate for the nine months ended June 30, 2011 was 9.6%, which reflects the current estimate of our full year projected effective income tax rate, net of items that only impact the current or prior quarters. The effective income tax rate for the three and nine months ended June 30, 2010 was 31.2% and 33.7%, respectively. Our effective income tax rate for the three and nine months ended June 30, 2011 is lower than the statutory rate and the prior comparable periods primarily due to the worldwide pre-tax loss for the nine months ended June 30, 2011, which included a domestic loss for which federal and state tax benefits have been recognized as well as our international tax structure.

        We accrue interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods. At June 30, 2011, we had $1,609 and $551 accrued for the potential payment of interest and penalties, respectively. As of June 30, 2011, we were subject to U.S. federal income tax examinations for the tax years 2007-2010, and to non-U.S. examinations for the tax years of 2005-2010. In addition, we are generally subject to state and local examinations for fiscal years 2007-2010.

        The Company is under an Internal Revenue Service ("IRS") examination for tax years 2007-2009. Among other issues, the IRS has questioned the values used by the Company to transfer product and provide services to an international subsidiary. The Company believes it has appropriately valued such product transfers and services and intends to continue to support this position as the IRS examination continues to progress.

        At June 30, 2011, we had a liability of $10,059 for unrecognized tax benefits, the recognition of which would have an effect of $7,437 on income tax expense and the effective income tax rate. We do

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

10. Income Taxes (Continued)

not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

11. Stockholder's Equity

        In connection with the Merger, each of the outstanding shares of NBTY common stock was converted into the right to receive cash consideration of $55.00 per share (see Note 3 for further information). As of October 1, 2010, Holdings owns 100% of NBTY's issued and outstanding common stock.

        During December 2010, Holdings made an additional capital contribution of $400.

        The opening accumulated deficit of Merger Sub consists of acquisition related expenses incurred prior to October 1, 2010.

12. Stock-Based Compensation

        On November 30, 2010, Holdings adopted the Equity Incentive Plan of Alphabet Holding Company, Inc. (the "Plan"), pursuant to which Holdings may grant options to selected employees and directors of the Company. The aggregate number of shares which may be issued under the Plan is 50 shares of the Class A common stock, and 148 shares of the Class B common stock. Options granted under the Plan expire no later than 10 years from the date of grant and the exercise price may not be less than the fair market value of the common stock on the date of grant.

        During fiscal 2011, Holdings granted 49 Class A common stock options and 100 Class B common stock options to certain Company employees under the Plan. Vesting of the awards is based on the passage of time, in equal installments over five years and/or the achievement of certain performance targets. The fair value of each of the Company's time-based stock option awards is expensed on a straight-line basis over the requisite service period, which is generally the five year vesting period of the options. However, for options granted with performance target requirements, compensation expense is recognized when it is probable that the performance target will be achieved.

13. Comprehensive Income (Loss)

	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30, 2011	Three months ended June 30, 2010	Nine months ended June 30, 2011	Nine months ended June 30, 2010
Net income (loss), as reported	$75,628	$66,183	$(7,970)	$188,425
Foreign currency translation adjustments, net of taxes	(164)	(9,018)	15,836	(26,866)
Change in fair value of swaps, net of taxes	(4,736)	934	(14,732)	2,095

Total comprehensive income (loss)	$70,728	$58,099	$(6,866)	$163,654

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Fair Value of Financial Instruments

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

        The following table summarizes liabilities measured at fair value on a recurring basis at June 30, 2011:

	Level 1	Level 2	Level 3
Assets (liabilities):
Interest rate swaps receivable (included in other liabilities)	$—	$(9,604)	$—
Cross currency swaps (included in other liabilities)	$—	$—	$(14,389)

        The Company's swap contracts are measured at fair value based on a market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Although non-performance risk of the Company and the counterparty is present in all swap contracts and is a component of the estimated fair values, we do not view non-performance risk to be a significant input to the fair value for the interest rate swap contracts. However, with respect to our cross currency swap contracts, we believe that non-performance risk is higher; therefore the Company classifies these swap contracts as "level 3" in the fair value hierarchy and, accordingly, records estimated fair value adjustments based on internal projections and views of those contracts.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Fair Value of Financial Instruments (Continued)

        The following table shows the activity related to net investment hedges for the three and nine months ended June 30, 2011:

	Successor	Successor
	Three months ended June 30, 2011	Nine months ended June 30, 2011
Beginning balance:	$(16,337)	$—
Unrealized gain (loss) on hedging instruments	1,948	(14,389)

Ending balance:	$(14,389)	$(14,389)

Interest Rate Swaps

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. During December 2010, we entered into three interest rate swap contracts that were subsequently terminated in connection with the Refinancing, resulting in a termination payment of $1,525. During March 2011, we entered into three interest rate swap contracts to fix the LIBOR indexed interest rates on a portion of our senior credit facilities until the indicated expiration dates of these swap contracts. Each swap contract has an initial notional amount of $333,333 (for a total of one billion dollars), with a fixed interest rate of 1.92% for a four-year term. The notional amount of each swap decreases to $266,666 in December 2012, decreases to $166,666 in December 2013 and has a maturity date of December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior credit facilities are swapped for fixed interest payments. These interest rate swap contracts were designated as a cash flow hedge of the variable interest payments on a portion of our term loan debt. Hedge effectiveness will be assessed based on the overall changes in the fair value of the interest rate swap contracts. Any potential ineffectiveness is measured using the hypothetical derivative method. Any ineffectiveness will be recognized in current earnings. Hedge ineffectiveness from inception to June 30, 2011 was insignificant.

Cross Currency Swaps

        To manage the potential exposure from adverse changes in currency exchange rates, specifically the British pound, arising from our net investment in British pound denominated operations, during December 2010, we entered into three cross currency swap contracts to hedge a portion of the net investment in our British pound denominated foreign operations. The aggregate notional amount of the swap contracts is 194,200 British pounds (approximately $301,000 U.S. dollars), with a forward rate of 1.56, and a termination date of September 30, 2017.

        These cross currency contracts were designated as a net investment hedge to the net investment in our British pound denominated operations. Hedge effectiveness is assessed based on the overall changes in the fair value of the cross currency swap contracts. Any potential hedge ineffectiveness is measured using the hypothetical derivative method and is recognized in current earnings. Hedge ineffectiveness from inception to June 30, 2011 was insignificant.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Fair Value of Financial Instruments (Continued)

        The following table shows the effect of the Company's derivative instruments designated as cash flow and net investment hedging instruments for the three and nine months ended June 30, 2011:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Successor	Successor	Successor	Successor
	Three months ended June 30, 2011	Nine months ended June 30, 2011	Three months ended June 30, 2011	Nine months ended June 30, 2011
Cash Flow Hedges:
Interest rate swaps	$(8,250)	$(11,241)	$(2,319)	$(5,344)
Net Investment Hedges:
Cross currency swaps	$247	$(11,074)	$—	$—

Total	$(8,003)	$(22,315)	$(2,319)	$(5,344)

Notes

        The fair value of the Notes, based on then quoted market prices, was $682,500 at June 30, 2011.

15. Business and Credit Concentration

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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

15. Business and Credit Concentration (Continued)

        One customer represented 25% and 24% of the Wholesale/U.S. Nutrition segment's net sales for the three months ended June 30, 2011 and 2010, respectively. It also represented 15% of consolidated net sales for the three months ended June 30, 2011 and 2010. This customer also represented 25% and 24% of the Wholesale/U.S. Nutrition segment's net sales for the nine months ended June 30, 2011 and 2010, respectively. It also represented 15% of consolidated net sales for the nine months ended June 30, 2011 and 2010. The loss of this customer, or any one of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace that customer.

        The following customers accounted for the following percentages of the Wholesale/U.S. Nutrition segment's gross accounts receivable as of June 30, 2011 and September 30, 2010, respectively:

	Successor	Predecessor
	June 30, 2011	September 30, 2010
Customer A	18%	21%
Customer B	12%	7%

16. Supplemental Disclosure of Cash Flow Information

	Successor	Predecessor
	Nine months ended June 30, 2011	Nine months ended June 30, 2010
Non-cash investing and financing information:
Property, plant and equipment additions included in accounts payable	$1,302	$1,349

17. Historical Financial Information of Merger Sub

        Merger Sub's historical financial statements from May 11, 2010 (date of inception) to June 30, 2010 consisted solely of $2,230 in legal and professional advisory fees incurred in connection with the Acquisition, resulting in a corresponding net loss.

18. Segment Information

        We are organized by sales segments on a worldwide basis. We evaluate performance based on a number of factors; however, the primary measures of performance are the net sales and income or loss from operations (before corporate allocations) of each segment, as these are the key performance indicators that we review. Operating income or loss for each segment does not include the impact of any intercompany transfer pricing mark-up, corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to, human resources, legal, finance, and various other corporate level activity related expenses. Such unallocated expenses remain within Corporate.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

18. Segment Information (Continued)

        All our products fall into one or more of these four segments:

  •
  Wholesale/U.S. Nutrition—This segment sells products under various brand names and third-party private labels, each targeting specific market groups which include virtually all major mass merchandisers, club stores, drug store chains and supermarkets. This segment also sells products to independent pharmacies, health food stores, the military and other retailers.

  •
  European Retail—This segment generates revenue through its 643 Holland & Barrett stores (including six franchised stores in Singapore, one franchised store in each of South Africa, Malta, Hungary and United Arab Emirates and four franchised stores in Cyprus), 247 Julian Graves stores and 47 GNC (UK) stores in the U.K., 101 De Tuinen stores (including 10 franchised locations) in the Netherlands and 39 Nature's Way stores in Ireland. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phone.

  •
  North American Retail—This segment generates revenue through its 444 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its Canadian operation of 80 owned and operated Le Naturiste stores.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

18. Segment Information (Continued)

        The following table represents key financial information of our business segments:

	Wholesale / U.S. Nutrition	European Retail	Direct Response/ E-Commerce	North American Retail	Corporate/ Manufacturing	Consolidated
Successor
Three months ended June 30, 2011:
Net sales	$458,460	$179,970	$67,853	$57,055	$—	$763,338
Income (loss) from operations	86,589	31,185	16,880	4,910	(21,506)	118,058
Depreciation and amortization	10,251	4,039	2,661	823	7,985	25,759
Capital expenditures	81	3,058	—	114	3,465	6,718
Nine months ended June 30, 2011:
Net sales	$1,319,527	$530,526	$193,576	$168,414	$—	$2,212,043
Income (loss) from operations	223,213	88,797	45,936	8,823	(223,043)	143,726
Depreciation and amortization	28,888	11,906	7,987	2,481	25,310	76,572
Capital expenditures	422	15,044	27	895	19,093	35,481
Predecessor
Three months ended June 30, 2010:
Net sales	$434,592	$152,051	$56,670	$52,543	$—	$695,856
Income (loss) from operations	82,537	20,401	15,440	3,955	(18,953)	103,380
Depreciation and amortization	3,642	3,316	1,143	613	7,598	16,312
Capital expenditures	236	11,454	—	1,046	3,185	15,921
Nine months ended June 30, 2010:
Net sales	$1,332,280	$487,059	$174,058	$158,770	$—	$2,152,167
Income (loss) from operations	224,229	80,924	49,841	6,479	(56,901)	304,572
Depreciation and amortization	10,973	10,400	3,555	1,944	23,199	50,071
Capital expenditures	1,322	24,835	36	2,140	12,025	40,358

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

18. Segment Information (Continued)

        Net sales by location of customer:

	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30, 2011	Three months ended June 30, 2010	Nine months ended June 30, 2011	Nine months ended June 30, 2010
United States	$498,444	$474,814	$1,428,550	$1,434,952
United Kingdom	170,956	146,952	501,171	465,474
Canada	30,478	20,796	83,090	75,280
Netherlands	19,926	14,817	60,119	49,678
Ireland	8,472	5,938	24,925	18,241
Other foreign countries	35,062	32,539	114,188	108,542

Consolidated net sales	$763,338	$695,856	$2,212,043	$2,152,167

        Total assets by segment:

	Successor	Predecessor
	June 30, 2011	September 30, 2010
Wholesale / U.S. Nutrition	$2,547,275	$917,026
European Retail	769,491	424,065
Direct Response / E-Commerce	783,208	54,404
North American Retail	207,508	32,782
Corporate / Manufacturing	738,677	772,491

Consolidated assets	$5,046,159	$2,200,768

        Approximately 31% and 29% of our net sales during the nine months ended June 30, 2011 and 2010, respectively, were denominated in currencies other than U.S. dollars, principally the British pound, the euro and the Canadian dollar. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on our results of operations.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	Successor	Predecessor
	June 30, 2011	September 30, 2010
Total Assets	25%	26%
Total Liabilities	3%	16%

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

19. Condensed Consolidating Financial Statements of Guarantors

        The 9% senior notes due 2018 were issued by NBTY and are guaranteed by each of its current and future direct and indirect subsidiaries, subject to certain exceptions. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

  1.
  Condensed consolidating financial statements as of June 30, 2011 and September 30, 2010 and for the three and nine months ended June 30, 2011 and 2010 of (a) NBTY, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis; and

  2.
  Elimination entries necessary to consolidate NBTY, the parent, with guarantor and non-guarantor subsidiaries.

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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

19. Condensed Consolidating Financial Statements of Guarantors (Continued)

information should be read in conjunction with the financial statements and other notes related thereto.

Successor
Condensed Consolidating Balance Sheet
As of June 30, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$187,221	$—	$113,154	—	$300,375
Accounts receivable, net	—	111,784	30,695	—	142,479
Intercompany	1,558,252	—	86,659	(1,644,911)	—
Inventories	—	506,854	159,554	—	666,408
Deferred income taxes	—	26,887	654	—	27,541
Other current assets	—	25,974	26,746	—	52,720

Total current assets	1,745,473	671,499	417,462	(1,644,911)	1,189,523
Property, plant and equipment, net	47,497	292,865	147,006	—	487,368
Goodwill	—	813,109	419,131	—	1,232,240
Intangible assets, net	—	1,654,696	373,510	—	2,028,206
Other assets	—	108,761	61	—	108,822
Intercompany loan receivable	346,131	40,733	—	(386,864)	—
Investments in subsidiaries	2,578,146	—	—	(2,578,146)	—

Total assets	$4,717,247	$3,581,663	$1,357,170	$(4,609,921)	$5,046,159

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$17,500	$—	$—	—	$17,500
Accounts payable	—	98,467	44,697	—	143,164
Intercompany	—	1,644,911	—	(1,644,911)	—
Accrued expenses and other current liabilities	—	135,548	29,815	—	165,363

Total current liabilities	17,500	1,878,926	74,512	(1,644,911)	326,027
Intercompany loan payable	—	—	386,864	(386,864)	—
Long-term debt, net of current portion	2,373,750	—	—	—	2,373,750
Deferred income taxes	751,179	—	4,486	—	755,665
Other liabilities	37,933	1,416	14,483	—	53,832

Total liabilities	3,180,362	1,880,342	480,345	(2,031,775)	3,509,274
Commitments and contingencies
Stockholders' Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,551,198	352,019	301,271	(653,290)	1,551,198
Accumulated deficit	(15,417)	1,349,302	552,432	(1,901,734)	(15,417)
Accumulated other comprehensive loss	1,104	—	23,122	(23,122)	1,104

Total stockholders' equity	1,536,885	1,701,321	876,825	(2,578,146)	1,536,885

Total liabilities and stockholders' equity	$4,717,247	$3,581,663	$1,357,170	$(4,609,921)	$5,046,159

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

19. Condensed Consolidating Financial Statements of Guarantors (Continued)

Predecessor
Condensed Consolidating Balance Sheet
As of September 30, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$281,457	$—	$65,026	$—	$346,483
Accounts receivable, net	—	107,007	28,370	—	135,377
Intercompany	—	459,164	777,375	(1,236,539)	—
Inventories	—	533,360	135,536	—	668,896
Deferred income taxes	—	39,488	642	—	40,130
Other current assets	—	19,162	47,828	—	66,990

Total current assets	281,457	1,158,181	1,054,777	(1,236,539)	1,257,876
Property, plant and equipment, net	34,850	231,865	125,184	—	391,899
Goodwill	—	197,701	137,458	—	335,159
Intangible assets, net	—	171,164	23,357		194,521
Other assets	—	20,376	937		21,313
Intercompany loan receivable	336,310	40,733	—	(377,043)	—
Investments in subsidiaries	2,388,648	—	—	(2,388,648)	—

Total assets	$3,041,265	$1,820,020	$1,341,713	$(4,002,230)	$2,200,768

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$62,658	$—	$15,500	$—	$78,158
Accounts payable	—	105,073	53,276	—	158,349
Intercompany	1,236,539	—	—	(1,236,539)	—
Accrued expenses and other current liabilities	—	130,965	41,066	—	172,031

Total current liabilities	1,299,197	236,038	109,842	(1,236,539)	408,538
Intercompany loan payable	—	—	377,043	(377,043)	—
Long-term debt, net of current portion	317,252	—	23,876	—	341,128
Deferred income taxes	33,897	—	4,278	—	38,175
Other liabilities	10,966	3,010	18,998	—	32,974

Total liabilities	1,661,312	239,048	534,037	(1,613,582)	820,815
Commitments and contingencies
Stockholders' Equity:
Common stock	508	—	—	—	508
Capital in excess of par	186,248	352,016	301,271	(653,287)	186,248
Retained earnings	1,198,467	1,228,956	513,456	(1,742,412)	1,198,467
Accumulated other comprehensive loss	(5,270)	—	(7,051)	7,051	(5,270)

Total stockholders' equity	1,379,953	1,580,972	807,676	(2,388,648)	1,379,953

Total liabilities and stockholders' equity	$3,041,265	$1,820,020	$1,341,713	$(4,002,230)	$2,200,768

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

19. Condensed Consolidating Financial Statements of Guarantors (Continued)

Successor
Condensed Consolidating Statement of Income
Three Months Ended June 30, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	—	$550,140	$240,038	$(26,840)	$763,338

Costs and expenses:
Cost of sales	—	322,854	100,859	(26,840)	396,873
Advertising, promotion and catalog	—	27,974	8,497	—	36,471
Selling, general and administrative	21,418	97,691	92,213	—	211,322
Merger expenses	—	—	614	—	614

	21,418	448,519	202,183	(26,840)	645,280

(Loss) income from operations	(21,418)	101,621	37,855	—	118,058

Other income (expense):
Equity in income of subsidiaries	91,546	—	—	(91,546)	—
Intercompany interest	2,765	—	(2,765)	—	—
Interest	(38,482)	—	(18)	—	(38,500)
Miscellaneous, net	(16)	1,763	(1,256)	—	491

	55,813	1,763	(4,039)	(91,546)	(38,009)

Income (Loss) before income taxes	34,395	103,384	33,816	(91,546)	80,049
(Benefit) provision for income taxes	(41,233)	36,185	9,469	—	4,421

Net income (loss)	$75,628	$67,199	$24,347	$(91,546)	$75,628

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

19. Condensed Consolidating Financial Statements of Guarantors (Continued)

Predecessor
Condensed Consolidating Statement of Income
Three Months Ended June 30, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$518,175	$194,966	$(17,285)	$695,856

Costs and expenses:
Cost of sales	—	294,826	85,814	(17,285)	363,355
Advertising, promotion and catalog	—	30,195	6,808	—	37,003
Selling, general and administrative	18,954	90,634	82,530	—	192,118

	18,954	415,655	175,152	(17,285)	592,476

Income from operations	(18,954)	102,520	19,814	—	103,380

Other income (expense):
Equity in income of subsidiaries	78,872	—	—	(78,872)	—
Intercompany interest	2,143	—	(2,143)	—	—
Interest	(7,096)	—	(216)	—	(7,312)
Miscellaneous, net	77	(464)	455	—	68

	73,996	(464)	(1,904)	(78,872)	(7,244)

Income before provision for income taxes	55,042	102,056	17,910	(78,872)	96,136
(Benefit)/ provision for income taxes	(11,141)	35,721	5,373	—	29,953

Net income	$66,183	$66,335	$12,537	$(78,872)	$66,183

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

19. Condensed Consolidating Financial Statements of Guarantors (Continued)

Successor
Condensed Consolidating Statement of Income
Nine months Ended June 30, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	—	$1,599,156	$696,431	$(83,544)	$2,212,043

Costs and expenses:
Cost of sales	—	1,029,956	338,518	(83,544)	1,284,930
Advertising, promotion and catalog	—	93,186	23,337	—	116,523
Selling, general and administrative	56,941	296,212	269,232	—	622,385
Merger expenses	43,857	—	622	—	44,479

	100,798	1,419,354	631,709	(83,544)	2,068,317

(Loss) income from operations	(100,798)	179,802	64,722	—	143,726

Other income (expense):
Equity in income of subsidiaries	159,322	—	—	(159,322)	—
Intercompany interest	7,908	—	(7,908)	—	—
Interest	(155,255)	—	(33)	—	(155,288)
Miscellaneous, net	49	5,348	(2,648)	—	2,749

	12,024	5,348	(10,589)	(159,322)	(152,539)

(Loss) income before income taxes	(88,774)	185,150	54,133	(159,322)	(8,813)
(Benefit) provision for income taxes	(80,804)	64,804	15,157	—	(843)

Net (loss) income	$(7,970)	$120,346	$38,976	$(159,322)	$(7,970)

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

19. Condensed Consolidating Financial Statements of Guarantors (Continued)

Predecessor
Condensed Consolidating Statement of Income
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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

19. Condensed Consolidating Financial Statements of Guarantors (Continued)

Successor
Condensed Consolidating Statement of Cash Flows
Nine months Ended June 30, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$(7,970)	$120,346	$38,976	$(159,322)	$(7,970)
Adjustments to reconcile net (loss) income to net cash & cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(159,322)	—	—	159,322	—
Impairments and disposals of assets		1,493	546	—	2,039
Depreciation and amortization	3,620	57,155	15,797	—	76,572
Foreign currency transaction (gain) loss	(2,369)	—	850	—	(1,519)
Amortization of deferred charges	11,247	—	—	—	11,247
Write off of financing fees	20,824	—	—	—	20,824
Stock-based compensation	798	—	—	—	798
Allowance for doubtful accounts	—	5,458	—	—	5,458
Amortization of incremental inventory fair value	—	83,952	38,152	—	122,104
Inventory reserves	—	23,086	—	—	23,086
Deferred income taxes	—	(42,059)	—	—	(42,059)
Changes in operating assets and liabilities:
Accounts receivable	—	(8,326)	(2,146)	—	(10,472)
Inventories	—	(1,323)	(22,137)	—	(23,460)
Other assets	—	9,814	7,195	—	17,009
Accounts payable	—	(5,492)	(10,452)	—	(15,944)
Accrued expenses and other liabilities	—	1,191	(8,663)	—	(7,472)
Intercompany accounts	219,411	(224,303)	4,892	—	—

Net cash provided by operating activities	86,239	20,992	63,010	—	170,241

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,467)	(17,701)	(16,313)	—	(35,481)
Cash paid for acquisitions, net of cash acquired	(3,982,431)	(3,197)	(446)	—	(3,986,074)

Net cash used in investing activities	(3,983,898)	(20,898)	(16,759)	—	(4,021,555)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(8,750)	(429)	(390)	—	(9,569)
Payments for financing fees	(138,227)	—	—	—	(138,227)
Proceeds from borrowings	2,400,000	—	—	—	2,400,000
Capital contribution	1,550,400	—	—	—	1,550,400

Net cash provided by (used in) financing activities	3,803,423	(429)	(390)	—	3,802,604

Effect of exchange rate changes on cash and cash equivalents	—	335	2,267	—	2,602

Net (decrease) increase in cash and cash equivalents	(94,236)	—	48,128	—	(46,108)
Cash and cash equivalents at beginning of period	281,457	—	65,026	—	346,483

Cash and cash equivalents at end of period	$187,221	$—	$113,154	$—	$300,375

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

19. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$188,425	$183,907	$51,678	$(235,585)	$188,425
Adjustments to reconcile net income to net cash & cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(235,585)	—	—	235,585	—
Impairments and disposals of assets	—	9,418	615	—	10,033
Depreciation and amortization	3,692	33,575	12,804	—	50,071
Foreign currency transaction loss	2,158	—	(846)	—	1,312
Stock-based compensation	4,365	469	474	—	5,308
Amortization of deferred charges	1,093	—	—	—	1,093
Allowance for doubtful accounts	—	1,977	—	—	1,977
Inventory reserves	—	3,317	—	—	3,317
Deferred income taxes	—	2,082	(34)	—	2,048
Excess income tax benefit from exercise of stock options	(6,097)	—	—	—	(6,097)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	769	8,001	—	8,770
Inventories	—	5,005	1,440	—	6,445
Other assets	—	13,212	(1,176)	—	12,036
Accounts payable	—	(26,928)	5,570	—	(21,358)
Accrued expenses and other liabilities	—	5,458	1,877	—	7,335
Intercompany accounts	222,903	(219,102)	(3,801)	—	—

Net cash (used in) provided by operating activities	180,954	13,159	76,602	—	270,715

Cash flows from investing activities:
Purchase of property, plant and equipment	(819)	(13,013)	(26,526)	—	(40,358)
Proceeds from sale of available-for-sale investments	2,000	—	—	—	2,000
Cash paid for acquisitions, net of cash acquired	—	—	(11,875)	—	(11,875)

Net cash provided by (used in) investing activities	1,181	(13,013)	(38,401)	—	(50,233)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(42,279)	(146)	(567)	—	(42,992)
Excess income tax benefit from exercise of stock options	6,097	—	—	—	6,097
Proceeds from stock options exercised	10,324	—	—	—	10,324
				—

Net cash used in financing activities	(25,858)	(146)	(567)	—	(26,571)

Effect of exchange rate changes on cash and cash equivalents	—	—	(6,280)	—	(6,280)

Net increase in cash and cash equivalents	156,277	—	31,354	—	187,631
Cash and cash equivalents at beginning of period	46,169	—	59,832	—	106,001

Cash and cash equivalents at end of period	$202,446	$—	$91,186	$—	$293,632

NBTY, Inc.
Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Dollar amounts in thousands)

Forward-Looking Statements

        This Quarterly Report (this "Report") contains "forward-looking statements" within the meaning of the securities laws. You should not place undue reliance on these statements. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include:

  •
  potential slow or negative growth in the global vitamin, mineral and supplement market;

  •
  consumer perception of our products due to adverse scientific research or findings, regulatory investigations, litigation, national media attention and other publicity regarding nutritional supplements;

  •
  the loss of significant customers;

  •
  compliance with new and existing federal, state, local or foreign legislation or regulation, or adverse determinations by regulators anywhere in the world (including the banning of products) and, in particular, Good Manufacturing Practices ("GMPs") in the United States, the Food Supplements Directive and Traditional Herbal Medicinal Products Directive (the "Herbal Products Directive") in Europe and greater enforcement by federal, state, local or foreign governmental entities, and/or increased enforcement of any such legislation or regulation;

  •
  increases in the cost of borrowings or unavailability of additional debt or equity capital, or both;

  •
  prolonged economic downturn or recession;

  •
  instability in financial markets;

  •
  dependency on retail stores for sales;

  •
  material product liability claims and product recalls;

  •
  our inability to obtain or renew insurance, or to manage insurance costs;

  •
  international market exposure;

  •
  failure to comply with anti-corruption laws and regulations of the U.S. and foreign governments in the various international jurisdictions in which we do business;

  •
  legal proceedings initiated by regulators in the United States or abroad;

  •
  unavailability of, or our inability to consummate, advantageous acquisitions in the future, or our inability to integrate acquisitions into the mainstream of our business;

  •
  difficulty entering new international markets;

  •
  loss of executive officers and other key personnel;

  •
  the availability and pricing of raw materials;

  •
  disruptions in manufacturing operations that produce nutritional supplements and/or loss of manufacturing certifications;

  •
  increased competition and failure to compete effectively;

  •
  our inability to respond to changing consumer preferences;

  •
  interruption of business or negative impact on sales and earnings due to acts of God, acts of war, sabotage, terrorism, bio-terrorism, civil unrest or disruption of delivery service;

  •
  work stoppages at our facilities;

  •
  increased raw material, utility or fuel costs;

  •
  fluctuations in foreign currencies, including the British pound, the euro, the Canadian dollar and the Chinese yuan;

  •
  interruptions in information processing systems and management information technology, including system interruptions, security and/or privacy breaches;

  •
  our inability to protect our intellectual property rights;

  •
  our exposure to, and the expense of defending and resolving, product liability claims, intellectual property claims and other litigation;

  •
  adverse tax determinations;

  •
  other factors disclosed in this Report; and

  •
  other factors beyond our control.

        In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this Report might not prove accurate. You should not place undue reliance upon them. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date of this Report, and we undertake no obligation to, and specifically will not, update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

        The following discussion and analysis of our financial condition and results of operations covers periods before and after the Transactions. Accordingly, the discussion and analysis of periods before October 1, 2010 do not reflect the significant impact that the Transactions and Refinancing have had on us, including increased levels of indebtedness and the impact of purchase accounting. In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our Registration Statement on Form S-4 declared effective June 16, 2011 relating to the Notes under the heading, "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the condensed consolidated financial statements, including the related notes, contained elsewhere herein and with the registration statement referenced above. All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. All dollar values in this section, unless otherwise noted, are denoted in thousands. Numerical figures have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

Carlyle Transaction

        On October 1, 2010, NBTY consummated the Merger with an affiliate of Carlyle under which the Carlyle affiliate acquired 100% of NBTY for a net purchase price of $3,635,949. The purchase price was funded through the net proceeds of our $1,750,000 senior credit facilities, the issuance of $650,000 outstanding notes and a cash equity contribution of $1,550,000 from an affiliate of Carlyle. For a detailed discussion of the Transactions, see Note 3 and Note 8 to our Condensed Consolidated Financial Statements for the period ended June 30, 2011 contained elsewhere herein.

        As a result of the Acquisition and the application of purchase accounting, our assets and liabilities have been adjusted to their fair market values as of October 1, 2010, the closing date of the Transactions. In addition, we incurred certain acquisition related expenses during the nine months ended June 30, 2011.

        Specifically, our cost of sales increased due to the increased carrying value of our fixed assets and inventory and our selling, general and administrative expenses increased due to the increased amortization of our intangible assets. Additionally, the excess of the total purchase price over the preliminary fair value of our assets and liabilities at closing was allocated to goodwill. As a result of our assessment of the fair value of our assets, the values of our intangible assets and goodwill increased significantly. The indefinite-lived intangible assets will be subject to annual impairment testing.

        Additionally, as discussed below in "Liquidity and Capital Resources," we incurred significant indebtedness in connection with the consummation of the Acquisition, and our total indebtedness and related interest expense is significantly higher than before the Acquisition.

        We are the leading global vertically integrated manufacturer, distributor and retailer of a broad line of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. We currently market approximately 25,000 SKUs under numerous owned and private-label brands, including Nature's Bounty®, Ester-C®, Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, Flex-A-Min®, SISU®, Knox®, Sundown®, Rexall®, Pure Protein®, Body Fortress®, Worldwide Sport Nutrition®, Natural Wealth®, Puritan's Pride®, Holland & Barrett®, GNC (UK)®, Physiologics®, Le Naturiste®, De Tuinen®, Julian Graves® and Vitamin World®. Our vertical integration includes purchasing raw materials and formulating and manufacturing products, which we then market through the following four channels of distribution:

  •
  Wholesale/U.S. Nutrition—This segment distributes products under various brand names and third-party private labels, each targeting specific market groups which include virtually all major mass merchandisers, club stores, drug store chains and supermarkets. This segment also sells products to independent pharmacies, health food stores, the military and other retailers.

  •
  European Retail—This segment generates revenue through its 643 Holland & Barrett stores (including six franchised stores in Singapore, one franchised store in each of South Africa, Malta, Hungary and United Arab Emirates and four franchised stores in Cyprus), 247 Julian Graves stores and 47 GNC (UK) stores in the U.K., 101 De Tuinen stores (including 10 franchised locations) in the Netherlands and 39 Nature's Way stores in Ireland. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the internet. Catalogs are strategically mailed to customers who order by mail, internet, or phone.

  •
  North American Retail—This segment generates revenue through its 444 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its Canadian operation of 80 owned and operated Le Naturiste stores.

        Operating data for each of the four distribution channels does not include the impact of any intercompany transfer pricing mark-up, corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to, the following: human resources, legal, finance and various other corporate-level activity related expenses. We attribute such unallocated expenses to corporate.

Results of Operations

        Periods before October 1, 2010 reflect the results of operations of the Company before the Acquisition (the "Predecessor") and periods after October 1, 2010 reflect the results of operations of the Company after the Acquisition (the "Successor").

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010:

  Net Sales

        Net sales by segment for the three months ended June 30, 2011 as compared with the prior comparable period were as follows:

	Successor		Predecessor
	Three months ended June 30, 2011		Three months ended June 30, 2010
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale/U.S. Nutrition	$458,460	60.1%	$434,592	62.4%	$23,868	5.5%
European Retail	179,970	23.6%	152,051	21.9%	27,919	18.4%
Direct Response / E-Commerce	67,853	8.9%	56,670	8.1%	11,183	19.7%
North American Retail	57,055	7.4%	52,543	7.6%	4,512	8.6%

Net sales	$763,338	100.0%	$695,856	100.0%	$67,482	9.7%

  Wholesale /U.S. Nutrition

        Net sales for the Wholesale/U.S. Nutrition segment increased $23,868, or 5.5%, to $458,460 for the three months ended June 30, 2011 as compared to the prior comparable period. This increase was attributable to higher net sales of our branded products both domestically and internationally. Domestic branded net sales increased $26,677 and international branded net sales increased $11,741 for the three months ended June 30, 2011, as compared to the prior comparable period. These increases were partially offset by lower net sales from certain contract manufacturing agreements and private label products, which decreased $14,550 primarily as a result of the highly competitive environment in the private label business.

        We continue to adjust shelf space allocation among our numerous wholesale brands to provide the best overall product mix and to respond to changing market conditions. Wholesale/U.S. Nutrition continues to leverage valuable consumer sales information obtained from our North American Retail and Direct Response/E-Commerce operations to provide its mass-market customers with data and analyses to drive mass market sales.

        We use targeted promotions to grow overall sales. Promotional programs and rebates were 13.0% of sales for the three months ended June 30, 2011, as compared to 11.7% of sales for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were 1.1% of sales for both the three months ended June 30, 2011 and 2010. Product returns for the three months ended June 30, 2011 and 2010 are primarily attributable to returns in the ordinary course of business. We expect returns relating to normal operations to trend between 1% to 2% of Wholesale/U.S. Nutrition sales in future quarters.

        One customer represented 25% and 24% of the Wholesale/U.S. Nutrition segment's net sales for the three months ended June 30, 2011 and 2010, respectively. It also represented 15% of consolidated net sales for the three months ended June 30, 2011 and 2010. The loss of this customer, or any one of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace that customer.

  European Retail

        Net sales for this segment increased $27,919, or 18.4%, to $179,970 for the three months ended June 30, 2011. This increase is attributable to more successful promotional activity. In addition, the average exchange rate in the British pound increased 9% as compared to the prior comparable period. In local currency, net sales increased 8.3% and sales for stores open more than one year (same store sales) increased 5.3% as compared to the prior comparable period.

        The following is a summary of European Retail store activity for the three months ended June 30, 2011 and 2010:

	Successor	Predecessor
European Retail stores:	Three months ended June 30, 2011	Three months ended June 30, 2010
Company-owned stores
Open at beginning of the period	1,052	1,020
Opened during the period	5	10
Acquired during the period	1	—
Closed during the period	(5)	(4)
Open at end of the period	1,053	1,026
Franchised stores
Open at beginning of the period	26	32
Opened during the period	—	—
Closed during the period	(2)	(8)
Open at end of the period	24	24
Total company-owned and franchised stores
Open at beginning of the period	1,078	1,052
Opened during the period	5	10
Acquired during the period	—	—
Closed during the period	(7)	(12)
Open at end of the period	1,077	1,050

  Direct Response / E-Commerce

        Direct Response/E-Commerce net sales increased $11,183 or 19.7% for the three months ended June 30, 2011 as compared to the prior comparable period due to the positive response to promotions offered to customers during the quarter. E-Commerce net sales comprised 62% of total Direct Response/E-Commerce net sales for the three months ended June 30, 2011 as compared to 58% in the prior comparable period. We believe that we remain the vitamin and nutritional supplements leader in the direct response and e-commerce sectors, and we continue to increase the number of products available via our catalog and websites.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical results reflect this pattern and therefore this division should be viewed on an annual, and not quarterly, basis.

  North American Retail

        Net sales for this segment increased $4,512 or 8.6% to $57,055 for the three months ended June 30, 2011 as compared to the prior comparable period. Same store sales growth was 7.9%, which was the primary reason for the increase in net sales.

        The following is a summary of North American Retail store activity for the three months ended June 30, 2011 and 2010:

	Successor	Predecessor
North American Retail stores:	Three months ended June 30, 2011	Three months ended June 30, 2010
Vitamin World
Open at beginning of the period	446	446
Opened during the period	—	5
Closed during the period	(2)	(1)
Open at end of the period	444	450
Le Naturiste
Open at beginning of the period	81	85
Opened during the period	—	—
Closed during the period	(1)	(2)
Open at end of the period	80	83
Total North American Retail
Open at beginning of the period	527	531
Opened during the period	—	5
Closed during the period	(3)	(3)
Open at end of the period	524	533

  Cost of Sales

        Cost of sales for the three months ended June 30, 2011 as compared with the prior comparable period was as follows:

	Successor	Predecessor
	Three months ended June 30, 2011	Three months ended June 30, 2010	$ change	% change
Cost of sales	$396,873	$363,355	$33,518	9.2%
Percentage of net sales	52.0%	52.2%

        The decrease in cost of sales as a percentage of net sales is attributable to a higher proportion of branded product sales, which traditionally have higher gross profit margins than private label product sales, as compared to the prior comparable period. This impact was partially offset by higher costs of certain raw materials.

        Due to competitive pressure in the private label business, we anticipate that cost of sales for our private label business as a percentage of net sales could increase in future quarters. This would adversely affect gross profits during the affected periods. To address this issue, we are in the process of implementing additional improvements in supply chain management and we are also increasing our focus on our branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses for the three months ended June 30, 2011 as compared with the prior comparable period were as follows:

	Successor	Predecessor
	Three months ended June 30, 2011	Three months ended June 30, 2010	$ change	% change
Advertising, promotion and catalog	$36,471	$37,003	$(532)	(1.4)%
Percentage of net sales	4.8%	5.3%

        Advertising, promotion and catalog expense was relatively unchanged, as the decrease in co-operative advertising was largely offset by an increase in television, print media and website and internet search engine advertising.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2011 as compared with the prior comparable period were as follows:

	Successor	Predecessor
	Three months ended June 30, 2011	Three months ended June 30, 2010	$ change	% change
Selling, general and administrative	$211,322	$192,118	$19,204	10.0%
Percentage of net sales	27.7%	27.6%

        The SG&A increase of $19,204 for the three months ended June 30, 2011 as compared to the prior comparable period is due to higher payroll and employee benefit costs of $7,769 and higher amortization expense of $7,287 associated with the increased value of trade-names and customer relationship intangible assets recorded in purchase accounting as a result of the Acquisition. In addition, freight costs increased $4,399 due to higher fuel costs as well as the increase in sales.

  Income from Operations

        Income from operations for the three months ended June 30, 2011 as compared to the prior comparable period was as follows:

	Successor	Predecessor
	Three months ended June 30, 2011	Three months ended June 30, 2010	$ change	% change
Wholesale/U.S. Nutrition	$86,589	$82,537	$4,052	4.9%
European Retail	31,185	20,401	10,784	52.9%
Direct Response/E-Commerce	16,880	15,440	1,440	9.3%
North American Retail	4,910	3,955	955	24.1%
Corporate	(21,506)	(18,953)	(2,553)	(13.5)%

Total	$118,058	$103,380	$14,678	14.2%

Percentage of net sales	15.5%	14.9%

        The increase in Wholesale/U.S. Nutrition segment income from operations was primarily due to higher net sales and lower co-operative advertising expense, partially offset by higher SG&A costs (primarily increased amortization of intangibles resulting from the Acquisition). The increase in the European Retail segment was the result of higher sales volume partially offset by increased SG&A costs (primarily payroll and occupancy costs). In addition, the European Retail segment income from operations benefited from a 9% increase in the average currency exchange rate as compared to the prior comparable period. The increase in the Direct Response/E-Commerce and North American Retail segments income from operations was primarily due to the increase in net sales. The increase in the Corporate segment loss from operations was primarily caused by certain non-recurring legal and other professional advisory fees.

  Interest Expense

        Interest expense increased due to the senior credit facilities and Notes entered into in connection with the Merger. See "Liquidity and Capital Resources" for a description of the senior credit facilities and Notes.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended June 30, 2011 and 2010 was 5.5% and 31.2%, respectively. The effective income tax rate was lower for the three months ended June 30, 2011 primarily due to the domestic loss for the three months ended June 30, 2011 for which federal and state tax benefits have been recognized as compared to domestic income for the three months ended June 30, 2010 for which federal and state tax was provided for.

Nine Months Ended June 30, 2011 Compared to the Nine Months Ended June 30, 2010:

  Net Sales

        Net sales by segment for the nine months ended June 30, 2011 as compared with the prior comparable period were as follows:

	Successor		Predecessor
	Nine months ended June 30, 2011		Nine months ended June 30, 2010
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale/U.S. Nutrition	$1,319,527	59.6%	$1,332,280	61.9%	$(12,753)	(1.0)%
European Retail	530,526	24.0%	487,059	22.6%	43,467	8.9%
Direct Response/E-Commerce	193,576	8.8%	174,058	8.1%	19,518	11.2%
North American Retail	168,414	7.6%	158,770	7.4%	9,644	6.1%

Net sales	$2,212,043	100.0%	$2,152,167	100.0%	$59,876	2.8%

  Wholesale /U.S. Nutrition

        Net sales for the Wholesale/U.S. Nutrition segment decreased to $1,319,527 for the nine months ended June 30, 2011, a decrease of $12,753, or 1.0%, as compared to the prior comparable period. This decrease was attributable to lower net sales of private label products (including contract manufacturing), which decreased $84,223. This decrease is attributable to the highly competitive environment in the private label business as well as lower sales from certain contract manufacturing agreements. Higher net sales of our branded products offset a portion of the decrease. Domestic branded net sales increased $44,182 and international branded net sales increased $27,288 for the nine months ended June 30, 2011, as compared to the prior comparable period.

        We continue to adjust shelf space allocation among our numerous wholesale brands to provide the best overall product mix and to respond to changing market conditions. Wholesale/U.S. Nutrition continues to leverage valuable consumer sales information obtained from our North American Retail and Direct Response/E-Commerce operations to provide its mass-market customers with data and analyses to drive mass market sales.

        We use targeted promotions to grow overall sales. Promotional programs and rebates were 13.4% of sales for the nine months ended June 30, 2011, as compared to 11.6% of sales for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were 1.5% of sales for the nine months ended June 30, 2011, as compared to 1.1% of sales for the prior comparable period. Product returns for the nine months ended June 30, 2011 and 2010 are primarily attributable to returns in the ordinary course of business. We expect returns relating to normal operations to trend between 1% to 2% of Wholesale/U.S. Nutrition sales in future quarters.

        One customer represented 25% and 24% of the Wholesale/U.S. Nutrition segment's net sales for the nine months ended June 30, 2011 and 2010, respectively. It also represented 15% of consolidated net sales for the nine months ended June 30, 2011 and 2010. The loss of this customer, or any one of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace that customer.

  European Retail

        Net sales for this segment increased $43,467 or 8.9% to $530,526 for the nine months ended June 30, 2011. The average exchange rate in the British pound increased 3% as compared to the prior comparable period. In local currency, net sales increased 6.1% as compared to the prior comparable period and same store sales increased 2.9% as compared to the prior comparable period.

        The following is a summary of European Retail store activity for the nine months ended June 30, 2011 and 2010:

	Successor	Predecessor
European Retail stores:	Nine months ended June 30, 2011	Nine months ended June 30, 2010
Company-owned stores
Open at beginning of the period	1,035	1,004
Opened during the period	29	29
Acquired during the period	—	3
Closed during the period	(11)	(10)
Open at end of the period	1,053	1,026
Franchised stores
Open at beginning of the period	22	28
Opened during the period	6	7
Closed during the period	(4)	(11)
Open at end of the period	24	24
Total company-owned and franchised stores
Open at beginning of the period	1,057	1,032
Opened during the period	35	36
Acquired during the period	—	3
Closed during the period	(15)	(21)
Open at end of the period	1,077	1,050

  Direct Response / E-Commerce

        Direct Response/E-Commerce net sales increased $19,518 or 11.2% for the nine months ended June 30, 2011 as compared to the prior comparable period resulting from stronger E-Commerce net sales, which were partially offset by a decline in catalog net sales. E-Commerce net sales comprised 61% of total Direct Response/E-Commerce net sales for the nine months ended June 30, 2011 as compared to 55% in the prior comparable period. We believe that we remain the vitamin and nutritional supplements leader in the direct response and e-commerce sectors, and we continue to increase the number of products available via our catalog and websites.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical results reflect this pattern and therefore this division should be viewed on an annual, and not quarterly, basis.

  North American Retail

        Net sales for this segment increased $9,644 or 6.1% to $168,414 for the nine months ended June 30, 2011. An increase in same store sales of 4.7% was the primary reason for the increase in net sales.

        The following is a summary of North American Retail store activity for the nine months ended June 30, 2011 and 2010:

	Successor	Predecessor
North American Retail stores:	Nine months ended June 30, 2011	Nine months ended June 30, 2010
Vitamin World
Open at beginning of the period	457	442
Opened during the period	2	12
Closed during the period	(15)	(4)
Open at end of the period	444	450
Le Naturiste
Open at beginning of the period	81	86
Opened during the period	—	—
Closed during the period	(1)	(3)
Open at end of the period	80	83
Total North American Retail
Open at beginning of the period	538	528
Opened during the period	2	12
Closed during the period	(16)	(7)
Open at end of the period	524	533

  Cost of Sales

        Cost of sales for the nine months ended June 30, 2011 as compared with the prior comparable period was as follows:

		Predecessor
	Successor
	Nine months ended June 30, 2011	Nine months ended June 30, 2010	$ change	% change
Cost of sales	$1,284,930	$1,155,470	$129,460	11.2%
Percentage of net sales	58.1%	53.7%

        The increase in cost of sales relates primarily to an adjustment of $122,104 to acquired inventory to its fair value as required under purchase accounting in connection with the Acquisition, resulting in a one-time increase in cost of sales as the acquired inventory was sold during the first quarter. Excluding this adjustment, the decrease in cost of sales as a percentage of net sales (52.5%) is attributable to a higher proportion of branded product sales, which traditionally have higher gross profit margins than private label product sales, as compared to the prior comparable period, partially offset by higher costs of certain raw materials.

        Due to competitive pressure in the private label business, we anticipate that cost of sales for our private label business as a percentage of net sales could increase in future quarters. This would adversely affect gross profits during the affected periods. To address this issue, we are in the process of implementing additional improvements in supply chain management and we are also increasing our focus on our branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses for the nine months ended June 30, 2011 as compared with the prior comparable period were as follows:

	Successor	Predecessor
	Nine months ended June 30, 2011	Nine months ended June 30, 2010	$ change	% change
Advertising, promotion and catalog	$116,523	$116,682	$(159)	(0.1)%
Percentage of net sales	5.3%	5.4%

        Advertising, promotion and catalog expense was relatively unchanged, as the decrease in co-operative advertising was largely offset by an increase in print media and website and internet search engine advertising.

  Selling, General and Administrative Expenses

        SG&A for the nine months ended June 30, 2011 as compared with the prior comparable period were as follows:

	Successor	Predecessor
	Nine months ended June 30, 2011	Nine months ended June 30, 2010	$ change	% change
Selling, general and administrative	$622,385	$575,443	$46,942	8.2%
Percentage of net sales	28.1%	26.7%

        The SG&A increase of $46,942 for the nine months ended June 30, 2011 as compared to the prior comparable period is primarily due to higher amortization expense associated with the increased value of trade-names and customer relationship intangible assets recorded in purchase accounting resulting from the Acquisition of $21,700. In addition, payroll and employee benefit costs increased $14,725 and freight costs increased $7,461 primarily due to the increase in sales.

  Merger Expenses

        Merger expenses consist of $15,660 in bank financing costs associated with an unused bridge loan, $14,324 for a portion of the transaction fee paid to Carlyle and $14,495 of other Merger related costs.

  Income from Operations

        Income from operations for the nine months ended June 30, 2011 as compared to the prior comparable period was as follows:

	Successor	Predecessor
	Nine months ended June 30, 2011	Nine months ended June 30, 2010	$ change	% change
Wholesale/U.S. Nutrition	$223,213	$224,229	$(1,016)	(0.5)%
European Retail	88,797	80,924	7,873	9.7%
Direct Response/E-Commerce	45,936	49,841	(3,905)	(7.8)%
North American Retail	8,823	6,479	2,344	36.2%
Corporate	(223,043)	(56,901)	(166,142)	(292.0)%

Total	$143,726	$304,572	$(160,846)	(52.8)%

Percentage of net sales	6.5%	14.2%

        The decrease in Wholesale/U.S. Nutrition segment income from operations was primarily due to higher SG&A costs (primarily increased amortization of intangibles resulting from the Acquisition), partially offset by higher net sales and lower co-operative advertising expense. The increase in the European Retail segment was the result of higher sales volume partially offset by increased SG&A costs (primarily payroll and occupancy costs). The decrease in the Direct Response/E-Commerce income from operations was primarily due to increased advertising, amortization and freight expenses. The increase in the North American Retail segment income from operations was primarily due to the increase in net sales. The increase in the Corporate segment loss from operations was caused by the acquired inventory adjustment to cost of sales and the Merger expenses described above.

  Interest Expense

        Interest expense increased $107,561 due to the senior credit facilities and Notes entered into in connection with the Merger. See "Liquidity and Capital Resources" for a description of the senior credit facilities and Notes. Also, during March 2011, we refinanced our senior credit facilities. As a result, $20,824 of previously capitalized deferred financing costs were expensed. In addition, $2,394 of the call premium on term loan B and termination costs on interest rate swap contracts of $1,525 were expensed.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the nine months ended

June 30, 2011 and 2010 was 9.6% and 33.7%, respectively. The effective income tax rate was lower for the nine months ended June 30, 2011 primarily due to the worldwide pre-tax loss for the nine months ended June 30, 2011, which included a domestic loss for which federal and state tax benefits have been recognized as compared to worldwide pre-tax income for the nine months ended June 30, 2010 which included domestic income for which federal and state tax was provided for.

Liquidity and Capital Resources

        Our primary sources of liquidity and capital resources are cash generated from operations and funds available under our revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources of funds.

        On October 1, 2010 we entered into senior credit facilities totaling $2,000,000, consisting of $1,750,000 term loan facilities and a $250,000 revolving credit facility. In addition, we issued $650,000 Notes with an interest rate of 9% and a maturity date of October 1, 2018.

        On March 1, 2011, NBTY, Holdings, Barclays Bank PLC, as administrative agent and several other lenders entered into the Refinancing pursuant to which we repriced our loans and amended certain other terms under our existing Credit Agreement. Under the terms of the Refinancing, the original $250,000 term loan A and $1,500,000 term loan B were replaced with a new $1,750,000 term loan B-1 and the $250,000 revolving credit facility was modified to $200,000. Borrowings under term loan B-1 bear interest at a floating rate which can be, at our option, either (i) Eurodollar rate plus an applicable margin or, (ii) base rate plus an applicable margin, in each case, subject to a Eurodollar rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-1 and the revolving credit facility is 3.25% per annum for Eurodollar loans and 2.25% per annum for base rate loans, with a step-down in rate for the revolving credit facility upon the achievement of a certain total senior secured leverage ratio. Substantially all other terms are consistent with the original term loan B, including the amortization schedule of term loan B-1 and maturity dates.

        In addition, the terms of the Refinancing require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility (including swingline loans and letters of credit). During the nine months ended June 30, 2011, no amounts were outstanding under the revolving credit facility. All other financial covenants required by the senior secured credit facilities were removed as part of the Refinancing.

        As a result of the Refinancing, $20,824 of previously capitalized deferred financing costs were expensed. In addition, $2,934 of the call premium on term loan B and termination costs on interest rate swap contracts of $1,525 were expensed. Financing costs capitalized in connection with the Refinancing of $24,320, consisting of bank fees of $11,714 and the remaining portion of the call premium on term loan B of $12,606, will be amortized over the remaining term using the effective interest rate method. We anticipate that cash interest over the twelve months following the Refinancing will be lower by an estimated $34,000.

        The indenture and the senior credit facilities contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to:

  •
  incur or guarantee additional indebtedness;

  •
  make certain investments;

  •
  pay dividends or make distributions on our capital stock;

  •
  sell assets, including capital stock of restricted subsidiaries;

  •
  agree to payment restrictions affecting our restricted subsidiaries;

  •
  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

  •
  enter into transactions with our affiliates;

  •
  incur liens; and

  •
  designate any of our subsidiaries as unrestricted subsidiaries.

        Our ability to make payments on and to refinance our indebtedness, including the Notes, will depend on our ability to generate cash in the future. We believe that our cash on hand, together with cash from operations and, if required, borrowings under the revolving portion of our senior credit facilities, will be sufficient for our cash requirements for the next twelve months.

        The following table sets forth, for the periods indicated, cash balances and working capital:

	Successor	Predecessor
	As of June 30, 2011	As of September 30, 2010
Cash and cash equivalents	$300,375	$346,483
Working capital (including cash and cash equivalents)	$863,496	$849,338

        The following table sets forth, for the periods indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Successor	Predecessor
	For the nine months ended June 30, 2011	For the nine months ended June 30, 2010
Cash flow provided by operating activities	$170,241	$270,715
Cash flow used in investing activities	$(4,021,555)	$(50,233)
Cash flow provided by (used in) financing activities	$3,802,604	$(26,571)
Inventory turnover	2.3	2.4
Days sales (Wholesale) outstanding in accounts receivable	31	31

        We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. Cash and cash equivalents held by our foreign subsidiaries are subject to U.S. income taxes upon repatriation to the U.S. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law. However, during fiscal 2010, we permanently reinvested a portion of our foreign earnings outside of the U.S.

        The increase in working capital of $14,158 at June 30, 2011 as compared to September 30, 2010 was primarily due to decreases in payables and the current portion of debt partially offset by decreased cash balances.

        Cash provided by operating activities during the nine-month period ended June 30, 2011 was mainly attributable to income from operations excluding depreciation and amortization and other non-cash charges.

        During the nine-month period ended June 30, 2011, cash flows used in investing activities consisted of cash paid for acquisitions and the purchases of property, plant and equipment.

        For the nine-month period ended June 30, 2011, cash flows provided by financing activities related to proceeds from borrowings and capital contributions, offset by payments for financing fees and principal payments under capital lease obligations.

Consolidated EBITDA

        EBITDA consists of earnings before interest expense, taxes, depreciation and amortization. Consolidated EBITDA, as defined in our senior credit facilities, as amended, eliminates the impact of a number of items we do not consider indicative of our ongoing operating performance. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. Consolidated EBITDA is a component of certain covenants under our senior credit facilities. We present EBITDA and Consolidated EBITDA because we consider these items to be important supplemental measures of our performance and believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industries with similar capital structures. We believe issuers of debt securities also present EBITDA and Consolidated EBITDA because investors, analysts and rating agencies consider it useful in measuring the ability of those issuers to meet debt service obligations. We believe that these items are appropriate supplemental measures of debt service capacity, because cash expenditures for interest are, by definition, available to pay interest, and tax expense is inversely correlated to interest expense because tax expense goes down as deductible interest expense goes up; and depreciation and amortization are non-cash charges.

        EBITDA and Consolidated EBITDA have limitations as analytical tools, and you should not consider these items in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

  •
  EBITDA and Consolidated EBITDA:

  •
  exclude certain tax payments that may represent a reduction in cash available to us;

  •
  do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

  •
  do not reflect changes in, or cash requirements for, our working capital needs; and

  •
  do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt, including the Notes;

  •
  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Consolidated EBITDA do not reflect any cash requirements for such replacements; and

  •
  other companies in our industry may calculate EBITDA and Consolidated EBITDA differently than we do, limiting their usefulness as comparative measures.

        Because of these limitations, EBITDA and Consolidated EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. As a result, we rely primarily on our U.S. GAAP results and use EBITDA and Consolidated EBITDA only supplementally.

        In addition, in calculating Consolidated EBITDA, we make certain adjustments that are based on assumptions and estimates that may prove to have been inaccurate.

        In addition, in evaluating Consolidated EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of Consolidated EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

        The following table reconciles net loss to EBITDA and Consolidated EBITDA (as defined in our senior credit facilities) for the three and nine months ended June 30, 2011:

	Three months ended June 30, 2011	Nine months ended June 30, 2011
Net income (loss)	$75,628	$(7,970)
Interest expense	38,500	155,288
Income tax expense (benefit)	4,421	(843)
Depreciation and amortization	25,759	76,572

EBITDA	144,308	223,047
Merger related costs(a)	614	44,479
Inventory fair value adjustment(b)	—	122,104
Severance costs(c)	3,106	4,713
Stock-based compensation(d)	112	798
Management fee(e)	750	2,250
Proforma cost savings(f)	1,980	5,940
Other non-recurring items(g)	5,493	8,412

Consolidated EBITDA	$156,363	$411,743

(a)
Reflects the exclusion of costs incurred in connection with the Merger. For the three months ended June 30, 2011, amounts included general Merger expenses. For the nine months ended June 30, 2011, amounts included $15,660 of financing costs associated with an unused bridge loan, $14,324 representing the portion of the one-time sponsor transaction fee and $14,495 relating to other Merger related costs.

(b)
Reflects the exclusion of the sell-through of the increased fair value of opening inventory at acquisition required under purchase accounting.

(c)
Reflects the exclusion of severance costs incurred at various subsidiaries of the Company.

(d)
Reflects the exclusion of non-cash expenses related to stock options.

(e)
Reflects the exclusion of the Carlyle management fee.

(f)
Reflects the amount of cost savings expected to be realized from operating expense reductions and other operating improvements as a result of specific actions already taken or initiated, less the amount of any actual cost savings realized during the period.

(g)
Reflects the exclusion of non-recurring legal and professional advisory fees, loss on asset disposals and other items that were not material.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements. For additional information relating to certain contractual cash obligations see below.

Contractual Obligations

        A summary of contractual obligations as of June 30, 2011 is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt, excluding interest	$2,391,250	$17,500	$35,000	$35,000	$2,303,750
Interest	902,635	142,398	278,435	262,786	219,016
Operating leases	744,221	120,103	199,794	147,025	277,299
Purchase commitments	181,988	181,988	—	—	—
Capital commitments	24,866	24,866	—	—	—

Total contractual cash obligations	$4,244,960	$486,855	$513,229	$444,811	$2,800,065

        Future interest expense included in the above table on our variable rate debt is calculated based on the current rate in effect after the Refinancing. Variable interest on our senior credit facilities, included in the above table, is calculated assuming the current interest rate following the Refinancing of 4.25% (which assumes a 3.25% spread over the LIBOR floor of 1.00%) remains in effect for all future periods. To the extent future LIBOR rates are greater than 1.00%, actual future interest expense will be greater than noted in the above table.

        We conduct retail operations under operating leases, which generally have lease terms between 5-15 years, with the longest lease term expiring in 2039. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs. At June 30, 2011, we had $744,221 in future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year.

        We were committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements, some of which extend beyond one year, with fixed price provisions aggregating $181,988 at June 30, 2011. Generally, most of our purchase commitments are cancelable at our discretion until the order has been shipped, but require repayment of all expenses incurred through the date of cancellation.

        We had $24,866 in open capital commitments at June 30, 2011, primarily related to new stores, building improvements and manufacturing equipment.

        At June 30, 2011, we had a liability of $10,059 for unrecognized tax benefits, the recognition of which would have an effect of $7,437 on income tax expense and the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Seasonality

        We believe that our business is not seasonal in nature. However, we have historically experienced, and expect to continue to experience, a substantial variation in our net sales and operating results from quarter to quarter. The factors that influence this variability of quarterly results include general economic and industry conditions affecting consumer spending, changing consumer demands and current news on nutritional supplements, the timing of our introduction of new products, promotional program incentives offered to customers, the timing of catalog promotions, the level of consumer acceptance of new products and actions of competitors. Accordingly, a comparison of our results of operations from consecutive periods is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future performance. Additionally, we may experience higher net sales in a quarter depending upon when we have engaged in significant promotional activities.

Foreign Currency

        Approximately 31% and 29% of our net sales during the nine months ended June 30, 2011 and 2010, respectively, were denominated in currencies other than U.S. dollars, principally British pounds and to a lesser extent euros, Canadian dollars and Chinese yuan. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on us, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	Successor	Predecessor
	June 30, 2011	September 30, 2010
Total Assets	25%	26%
Total Liabilities	3%	16%

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. dollars. This process results in exchange rate gains and losses, which are included as a separate component of stockholders' equity under the caption "Accumulated other comprehensive income."

        During the nine months ended June 30, 2011 and 2010, translation gains (losses) of $15,836 and ($26,866), respectively, were included in determining other comprehensive income. Cumulative translation gains (losses) of approximately $15,836 and ($1,730) were included as part of accumulated other comprehensive income within the consolidated balance sheet at June 30, 2011 and September 30, 2010, respectively.

        The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies against the U.S. dollar. These currencies include the British pound, the euro, the Canadian dollar and the Chinese yuan. Any future translation gains or losses could be significantly different than those noted in each of these years.

Inflation

        Inflation affects the cost of raw materials, goods and services we use. Energy costs and fluctuations in commodity prices can affect the cost of all raw materials and components. The competitive environment limits our ability to recover higher costs resulting from inflation by raising prices. However, we anticipate passing these costs to our customers, to the extent possible. We seek to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives.

Recent Accounting Developments

        In June 2011, the Financial Accounting Standards Board ("FASB") amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact of adopting this guidance on our financial statements.

Critical Accounting Policies and Estimates

        We describe our significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements included in our 2010 Financial Statements. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in our Registration Statement on Form S-4 relating to the Notes, which was declared effective June 16. 2011. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2010.

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

        To manage the potential exposure from adverse changes in currency exchange rates, specifically the British pound, arising from our net investment in British pound denominated operations, on December 16, 2010, we entered into three cross currency swap contracts to hedge a portion of the net investment in our British pound denominated foreign operations. The aggregate notional amount of the swap contracts is 194,200 British pounds (approximately $301,000 U.S. dollars), with a forward rate of 1.56, and a termination date of September 30, 2017.

        Net sales denominated in foreign currencies were approximately $696,431, or 31.5% of total net sales, for the nine months ended June 30, 2011. A majority of our foreign currency exposure is denominated in British pounds and Canadian dollars. For the nine months ended June 30, 2011, as compared to the prior comparable period, the British pound increased 3% as compared to the U.S. dollar and the Canadian dollar increased 5% as compared to the U.S. dollar. The combined effect of the changes in these currency rates resulted in an increase of $20,007 in net sales and an increase of $2,745 in operating income.

        We are exposed to changes in interest rates on our senior credit facilities. During December 2010, we entered into three interest rate swap contracts that we subsequently terminated in connection with the Refinancing, resulting in a termination payment of $1,525. During March 2011, we entered into three interest rate swap contracts to fix the LIBOR indexed interest rates on a portion of our senior credit facilities until the indicated expiration dates of these swap contracts. Each swap contract has an initial notional amount of $333,333 (for a total of one billion dollars), with a fixed interest rate of 1.92% for a four-year term. The notional amount of each swap decreases to $266,666 in December 2012, decreases to $166,666 in December 2013 and has a maturity date of December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior credit facilities are swapped for fixed interest payments.

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. Assuming our senior credit facilities are fully drawn, each one eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on our senior credit facilities by approximately $1,200 per year.

 NBTY, Inc.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2011, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NBTY, Inc.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Stock Purchases

        On May 11, 2010, a putative class-action, captioned John F. Hutchins v. NBTY, Inc., et al, was filed in the United States District Court, Eastern District of New York, against NBTY and certain current and former officers, claiming that the defendants made false material statements, or concealed adverse material facts, for the purpose of causing members of the class to purchase NBTY stock at allegedly artificially inflated prices. An amended complaint was served on February 1, 2011. The Company moved to dismiss the amended complaint on March 18, 2011 and that motion is pending. We believe the claims to be without merit and intend to vigorously defend this action. At this time, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of any of the defendants.

Nutrition Bars

        Our subsidiary, Rexall Sundown, Inc. ("Rexall"), and certain of its subsidiaries, were defendants in a class-action lawsuit, captioned Jamie Pesek, et al. v. Rexall Sundown, Inc., et al., filed in California Superior Court, County of San Francisco in 2002 on behalf of all California consumers who bought various nutrition bars. Plaintiffs alleged misbranding of nutrition bars and violations of California unfair competition statutes, misleading advertising and other similar causes of action, and such restitution, legal fees and injunctive relief. The parties entered into a settlement agreement to resolve the matter and the action was dismissed with prejudice on June 10, 2011.

Employment Class Actions

        On or about July 7, 2010, a putative class action captioned Hamilton and Taylor v. Vitamin World, Inc. was filed against one of our subsidiaries in the Alameda Superior Court, California. Plaintiffs seek to represent a class of employees in connection with several causes of action alleging, among other things, wage and hour violations. Plaintiffs describe the class as all non-exempt current and former employees of Vitamin World Stores in California. To date, the Plaintiffs have filed an amended complaint and discovery is ongoing. The Company challenges the validity of the claims and intends to vigorously defend this action. At this time, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of the defendant. In addition, on or about October 27, 2010, a different set of plaintiffs filed an action captioned Hickman v. Vitamin World, Inc. in Solano County Superior Court, California. Vitamin World filed a demurrer and motion to abate that action because it is identical to the instant Hamilton complaint and the Hickman action was dismissed on May 31, 2011.

        On or about April 8, 2010, a putative class action captioned Dirickson v. NBTY Acquisition, LLC, NBTY Manufacturing, LLC, NBTY, Inc., and Volt Management Corporation ("Volt") was filed against the Company and certain subsidiaries in the Superior Court of California, County of Los Angeles. Volt is not related to the Company. Plaintiff seeks to represent a class of employees in connection with several causes of action alleging, among other things, wage and hour violations. The Complaint seeks damages on behalf of all non-exempt employees within the State of California who worked for Volt or any of the NBTY entities between April 8, 2006 and April 8, 2010 (the "Class Period"). The NBTY entities have entered into settlement discussions with the plaintiffs, and those discussions are ongoing. Until such settlement is finalized, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of the defendant.

Claims Settled during Fiscal 2011

Sale of the Company

        On July 22, 2010 and on August 10, 2010, respectively, plaintiffs filed two actions, captioned Philip Gottlieb v. NBTY, Inc., et al, ("Gottlieb"), and Bredthauer v. NBTY, Inc., et al., ("Bredthauer"), each as a purported class action against the Company, the members of its Board of Directors, The Carlyle Group and certain Carlyle-related entities (The Carlyle Group and the Carlyle-related entities, collectively the "Carlyle Group"), challenging the Board of Directors' decision to sell the Company to the Carlyle Group for the price of $55 per share. The complaint, in each of these cases, alleged that this price per share did not represent fair value for the Company and sought to enjoin the anticipated sale and to invalidate certain related transactions. The Bredthauer lawsuit, filed in the Supreme Court of the State of New York, County of Suffolk, was dismissed by Plaintiff. Plaintiff then joined in the Gottlieb lawsuit, filed in the Supreme Court of the State of New York, County of Nassau. On January 11, 2011, the parties entered into a stipulation of settlement providing for the proposed settlement and dismissal with prejudice of the remaining action, which was subject to, among other things, court approval following notice to the members of the putative class. Following notice to the class, the court approved the settlement on April 27, 2011, dismissing the action with prejudice and directing the payment of certain attorneys' fees and expenses.

FTC Investigation of Certain Children's Multi Vitamin and Mineral Products

        In letters dated July 22, 2010, the Division of Advertising Practices of the FTC informed us of a non-public FTC investigation of certain allegedly false or unsubstantiated, or both, advertising statements regarding certain children's multiple vitamin and mineral products sold by us. The letters, which included a proposed Complaint and Judgment and Order for Permanent Injunction and Other Relief, indicated that the FTC may seek injunctive and other relief against us. On October 26, 2010, NBTY signed a proposed agreement with the FTC to resolve this matter. On March 22, 2011, the FTC issued a Decision and Order approving that proposed settlement. Pursuant to that Order, NBTY subsequently paid $2.1 million (which we accrued as of September 30, 2010) to the FTC. The money paid is to be used in the first instance for equitable relief, including restitution to consumers. The Order also required NBTY to agree to certain advertising restrictions and requirements.

Claims in the Ordinary Course

        In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability, intellectual property and Proposition 65 claims) arise from time to time in the ordinary course of our business. We believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on our consolidated financial condition or results of operations, if adversely determined against us.

 NBTY, Inc.
Item 1A. Risk Factors

Risk Factors

        In addition to the other information set forth in this Report, you should carefully consider the risk factors disclosed under the caption "Risk Factors" in our Registration Statement on Form S-4 relating to the Notes, which was declared effective June 16, 2011. These factors could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our Registration Statement are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition operating results or cash flows. Since the effective date of our Registration Statement relating to the Notes, there have been no significant changes relating to risk factors.

 NBTY, Inc.
Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of NBTY, Inc. (Incorporated by reference to exhibit 3.1 to the Registration Statement on Form S-4 (no. 333-172973) (the "Registration Statement")).
3.2	Second Amended and Restated By-Laws of NBTY, Inc. (Incorporated by reference to exhibit 3.2 to the Registration Statement).
4.1
Indenture, dated as of October 1, 2010, among NBTY, Inc., certain guarantor subsidiaries of the Company named therein, and The Bank of New York Mellon, as trustee, governing the 9% Senior Notes due 2018. (Incorporated by reference to exhibit 4.1 to the Registration Statement).
4.2
First Supplemental Indenture, dated as of May 3, 2011, among NBTY, Inc., NBTY Florida, Inc. (the guaranteeing subsidiary), and The Bank of New York Mellon, as trustee under the Indenture referred to above.*
4.3
Registration Rights Agreement, dated October 1, 2010, by and among Alphabet Merger Sub, Inc., NBTY, Inc., the Guarantors party thereto, Banc of America Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC. (Incorporated by reference to exhibit 4.2 to the Registration Statement).
4.4	Form of 9% Senior Notes due 2018 (included as Exhibit A to Exhibit 4.1)
10.1	Employment Agreement dated April 25, 2011 among NBTY, Inc., Alphabet Holding Company, Inc. and Karla Packer. (Incorporated by reference to exhibit 10.23 to the Registration Statement).
10.2	Employment Agreement dated May 24, 2011 among NBTY, Inc., Alphabet Holding Company, Inc. and Michael D. Collins. (Incorporated by reference to exhibit 10.24 to the Registration Statement).
10.3	Indemnification Agreement dated May 18, 2011 between NBTY, Inc. and Harvey Kamil. (Incorporated by reference to exhibit 10.25 to the Registration Statement).
10.4	Letter Agreement, dated May 18, 2011 between NBTY, Inc. and Harvey Kamil (Incorporated by reference to exhibit 10.26 to the Registration Statement).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from NBTY, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss), (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

*
Filed herewith

**
Furnished, not filed

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, INC. (Registrant)
Date: August 10, 2011	By:	/s/ JEFFREY NAGEL Jeffrey Nagel Chief Executive Officer
Date: August 10, 2011	By:	/s/ MICHAEL D. COLLINS Michael D. Collins Chief Financial Officer