Form 10-K
period 2011-09-30
NBTY INC
filed 2011-11-23
CIK 70793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2011.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 333-172973

NBTY, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-2228617 (I.R.S. Employer Identification No.)
2100 Smithtown Avenue Ronkonkoma, New York (Address of principal executive offices)	11779 (Zip Code)
(631) 567-9500 (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

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

Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large Accelerated Filer ☐	Accelerated filer ☐	Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

          The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of March 31, 2011 was $0. The number of shares of common stock of the registrant outstanding at November 17, 2011 was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE.

          None

NBTY, INC.
ANNUAL REPORT
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

i

FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K for the fiscal year ended September 30, 2011 (this "Report") contains "forward-looking statements" within the meaning of the securities laws. You should not place undue reliance on these statements. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include:

  •
  consumer perception of our products due to adverse scientific research or findings, regulatory investigations, litigation, national media attention and other publicity regarding nutritional supplements;

  •
  potential slow or negative growth in the vitamin, mineral and supplement market;

  •
  the loss of significant customers;

  •
  compliance with new and existing federal, state, local or foreign legislation or regulation, or adverse determinations by regulators anywhere in the world (including the banning of products) and, in particular, Good Manufacturing Practices ("GMPs") in the United States, the Food Supplements Directive and Traditional Herbal Medicinal Products Directive (the "Herbal Products Directive") in Europe and greater enforcement by federal, state, local or foreign governmental entities;

  •
  increases in the cost of borrowings or unavailability of additional debt or equity capital, or both;

  •
  prolonged economic downturn or recession;

  •
  instability in financial markets;

  •
  dependency on retail stores for sales;

  •
  material product liability claims and product recalls;

  •
  our inability to obtain or renew insurance, or to manage insurance costs;

  •
  international market exposure;

  •
  failure to comply with anti-corruption laws and regulations in the jurisdictions in which we do business;

  •
  legal proceedings initiated by regulators in the United States or abroad;

  •
  unavailability of, or our inability to consummate, advantageous acquisitions in the future, or our inability to integrate acquisitions into the mainstream of our business;

  •
  difficulty entering new international markets;

  •
  loss of executive officers or other key personnel;

  •
  the availability and pricing of raw materials;

  •
  disruptions in manufacturing operations that produce nutritional supplements and loss of manufacturing certifications;

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

  •
  interruptions in information processing systems and management information technology, including system interruptions and security breaches;

  •
  our inability to protect our intellectual property rights;

  •
  our exposure to, and the expense of defending and resolving, product liability claims, intellectual property claims and other litigation;

  •
  adverse tax determinations;

  •
  other factors disclosed in this Report; and

  •
  other factors beyond our control.

        In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this Report might not prove accurate. You should not place undue reliance upon them. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date of this Report, and we undertake no obligation to update or revise publicly any forward-looking statements, whether to reflect new information, future events or for any other reason otherwise.

INDUSTRY AND MARKET DATA

        In this Report, we rely on and refer to information and statistics regarding our industry, products or market share. We obtained some of this information and statistics from third-party sources, such as independent industry publications, government publications or reports by market research firms. Additionally, we have supplemented third-party information where necessary with management estimates, based on our review of internal surveys, information from our customers and suppliers, trade and business organizations and other contacts in the markets in which we operate, and our management's knowledge and experience. However, these estimates are subject to change and are uncertain due to limits on the availability and reliability of primary sources of information and the voluntary nature of the data gathering process. Although we believe that these independent sources and our management's estimates are reliable as of the date of this Report, we have not verified this information independently, and we cannot assure you of its accuracy or completeness. As a result, you should be aware that market share and industry data included in this Report, and estimates and beliefs based on that data, may not be reliable. We make no representation as to the accuracy or completeness of the information.

 OTHER DATA

        Numerical figures included in this Report have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

        References in this Report to our fiscal year refer to the fiscal year ended September 30 in the specified year. For example, references to "fiscal 2011" refer to our fiscal year ended September 30, 2011.

PART I

Item 1.    Business

        The following description of our business should be read in conjunction with the information included elsewhere in this Report. This description contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in "Risk Factors" and elsewhere in this Report. References in this Report to "we," "our," "us," or the "Company," refer to NBTY, Inc. together with its subsidiaries.

Our Company

        We are the leading vertically integrated manufacturer, marketer, distributor and retailer of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. Our products are marketed through four operating segments: Wholesale/U.S. Nutrition, European Retail, Direct Response/E-Commerce and North American Retail. We currently sell over 25,000 individual stock keeping units ("SKUs") under a portfolio of well-known brands, with leading category positions across their respective categories, channels and geographies. With our broad range of products, we are able to offer our wholesale customers a "one-stop" source for a wide assortment of both branded and private label products across the value spectrum. Additionally, we have a significant presence in virtually every major vitamins, minerals, herbs and supplements ("VMHS") product category and in multiple key distribution channels. We utilize our direct-to-consumer channels to identify new consumer trends and leverage our flexible manufacturing capabilities and strong supplier relationships to bring new products to market quickly. Through our world-class manufacturing operations and significant economies of scale, we believe we are a low-cost manufacturer that offers attractively priced products to retailers and consumers. In addition, we enjoy long-standing relationships with several domestic retailers, including Wal-Mart, Costco, CVS, Sam's Club, Walgreens, Kroger and Target. We believe our diversified product, channel and geographic revenue mix, strong key customer relationships and steady demand for VMHS products provide for a diversified, stable and profitable business with strong cash flows.

        NBTY, Inc. was incorporated in New York in 1971 under the name Nature's Bounty, Inc. We changed our state of incorporation to Delaware in 1979 by merger. In 1995, we changed our name to NBTY, Inc. NBTY's principal executive offices are located at 2100 Smithtown Avenue, Ronkonkoma, New York 11779, our telephone number is (631) 567-9500, and our website is www.nbty.com.

Carlyle Transaction

        On October 1, 2010, NBTY consummated a merger (the "Merger") with an affiliate of T.C. Group L.L.C. ("Carlyle"), under which the Carlyle affiliate acquired 100% of NBTY's equity. As a result of the Merger, our common stock, which previously traded under the symbol "NTY," is no longer listed for trading on the New York Stock Exchange ("NYSE"). Carlyle financed the Merger with equity financing provided by an investment fund affiliated with Carlyle, the sale of our 9% senior notes due 2018 (our "notes"), cash on hand at NBTY and senior secured credit facilities initially consisting of (1) senior secured term loan facilities of $1.75 billion and (2) a senior secured revolving credit facility with commitments of $250 million (our "senior secured credit facilities") under a credit agreement with Barclays Bank PLC as administrative agent (the "Credit Agreement"). We refinanced our senior secured credit facilities, term loans and revolving credit facility in March 2011 (the "Refinancing").

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

Operating Segments

        We market our products through a global multi-channel distribution platform, supported by our world-class manufacturing operations and supply chain.

        Wholesale/U.S. Nutrition.    We are the leading wholesale manufacturer of branded and private label VMHS products in the United States. We sell our products in virtually all major mass merchandisers, club stores, drug store chains and supermarkets. We also sell our products to independent pharmacies, health food stores, the military and other retailers. Our key brands include Nature's Bounty®, Osteo Bi-Flex®, Pure Protein®, Body Fortress®, Sundown®, MET-Rx®, Ester-C® and Flex-A-Min®. We sell directly to health and natural food stores under the Solgar®, SISU® and Good 'N Natural® brands, to health food wholesalers under our American Health® brand and to healthcare practitioners through our Physiologics® brand. We also have licensing relationships with Disney Consumer Products, Inc. and Marvel Characters, B.V. to manufacture VMHS products for children using their character images and licensed art work. In addition to our strong brand positions, we are a leading private label manufacturer in the industry and supply the majority of private label VMHS products to several of the largest U.S. retailers. Fiscal 2011 branded sales accounted for approximately 60% and private label sales accounted for approximately 40% of our wholesale sales.

        European Retail.    We have significant retail operations throughout Europe. We are the leading VMHS specialty retailer in the United Kingdom. As of September 30, 2011, this segment generated revenue through the retail operations of 660 Holland & Barrett stores (including seven franchised stores in Singapore, six franchised stores in Cyprus, two franchised stores in Malta and one franchised store in each of South Africa, Hungary and United Arab Emirates), 217 Julian Graves stores, 49 GNC (UK) stores, 41 Nature's Way stores in Ireland and 101 De Tuinen stores in the Netherlands, including 10 franchised locations. Holland & Barrett, the leading player in the United Kingdom VMHS specialty retail business, sells VMHS products and food products, such as fruits and nuts, through a broad range of approximately 3,900 SKUs. Our GNC (UK) stores specialize in vitamins, minerals and sports nutrition products, marketing approximately 1,900 SKUs targeted at the more health-conscious sports enthusiasts and price-sensitive customers, and are a strong complement to the Holland & Barrett stores. We believe the breadth of our product offering, the superior customer service provided in our stores and the deep category and product knowledge of our well trained sales associates are key differentiators relative to our competitors. As of September 30, 2011, we had converted 93 Julian Graves stores to the more productive Holland & Barrett, Nature's Way and GNC(UK) banners.

        Direct Response/E-Commerce.    Through our internet and mail-order catalogs, we are a leader in the U.S. direct response VMHS industry, offering a full line of VMHS products and selected personal care items under our Puritan's Pride® brand and other brand names, at prices that are generally at a discount to similar products sold in retail stores. We also offer products focusing on other brands through websites associated with our retail operations, such as www.vitaminworld.com, www.hollandandbarrett.com, www.detuinen.nl, www.juliangraves.com and www.gnc.co.uk. Our Puritan's Pride website, www.puritan.com, has generated an average of one million visits per month since January 2010. As of September 30, 2011, Puritan's Pride operated across four active websites in three languages. Puritan's Pride is strategically advantaged relative to its competitors, offering high-quality products at low direct-from-manufacturer prices, as well as multi-buy promotions, creating a seamless shopping experience for customers. Our highly automated, state-of-the-art equipment enables us to process orders quickly, economically and efficiently, with orders typically filled within 24 hours of receipt. Internet sales accounted for approximately 61% of our total fiscal 2011 Direct Response/E-Commerce sales.

        North American Retail.    As of September 30, 2011, we operated 443 Vitamin World retail stores throughout the United States, primarily in regional and outlet malls, and 80 LeNaturiste retail stores throughout Canada. Each store carries a full line of store brand products, as well as products manufactured by third parties. Vitamin World stores serve as an effective channel to identify early consumer and market trends, as well as to test new product introductions and ascertain product acceptance. We are able to provide insight into the marketplace to our domestic wholesale customers and can leverage our vertically integrated model to bring new products to the market quickly. We believe the direct-to-consumer channels also serve a key role in educating consumers on the VMHS category, including new products and the latest clinical studies and research.

Operating Segment and Geographic Financial Information

        For a presentation of financial information for each of our operating segments, including financial information relating to the geographic areas in which we conduct our business, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations," and Note 23 to the fiscal 2011 Consolidated Financial Statements in this Report.

Our Industry

        The VMHS industry is comprised of several distinct product sub-categories:

  •
  Vitamins.  This sub-category includes single and multi-vitamin supplements. Products in the vitamin category include: vitamin C, vitamin E, B vitamins, vitamin A/beta carotene, niacin, folic acid, and multi-vitamin formulae.

  •
  Minerals.  This sub-category includes single and multi-mineral supplements. Products in the mineral category include: calcium, magnesium, chromium, zinc, selenium, potassium, iron, manganese, other single minerals and multi-mineral formulae.

  •
  Herbs & Botanicals.  Single herb or multi-herb supplements made primarily from plants or plant components. Products in this category include: echinacea, garlic, ginseng, and ginkgo biloba.

  •
  Specialty Supplements.  This sub-category includes supplements falling outside other sub-categories, such as glucosamine, melatonin, probiotics, docasahexanenoic acid (DHA), fish oils and shark cartilage, Co-enzyme Q10 (Co-Q10), amino acids and homeopathic remedies.

  •
  Sports Nutrition.  Sports Nutrition products include tablets, powders, nutrition bars and drinks formulated to enhance physical activity, and include creatine, amino acids and protein formulae, among others.

  •
  Meal Replacements.  This sub-category includes powders, nutrition bars and liquid nutritional formulae.

Our Strategy

        We continuously evaluate strategies to drive revenues and cash flows at each of our operating segments by building on our leading market positions and strong customer relationships.

Increase Sales from Existing and New Customers

        We expect to continue to drive organic growth through incremental shelf space with existing customers, new customer additions and the continued strong momentum of our branded products. Our ability to supply both branded and private label products across all price points allows retailers to source a majority of their VMHS products from one supplier, while our private label leadership provides us a foothold to drive increased sales of our branded products.

New Product Introductions

        We have been among the first in the industry to introduce innovative products in response to new research and clinical studies, media attention and consumer preferences. Given our presence in multiple distribution channels, we are well-positioned to identify trends and demand for new products, and we have the manufacturing scale, expertise and supplier relationships to respond rapidly and bring new products to market. During fiscal 2011, we introduced over 130 new products.

Further Penetrate International Markets

        Our products are currently marketed and sold in approximately 80 countries. However, only $1.1 billion (or 36%) of our sales in fiscal 2011 were sold to customers outside the United States, of which $672 million was to customers located in the United Kingdom. We plan to capitalize on our world-class manufacturing and distribution capabilities to drive incremental international sales, particularly in emerging markets such as those in Asia, Central and South America and Turkey, which are characterized by a rising middle-class, high rates of nutritional deficiencies and a strong demand for high-quality VMHS products from U.S. based manufacturers. In addition, we plan to concentrate on Western European markets, where there is a demand for VMHS products, by leveraging our current distribution structure.

Drive Growth and Profitability in Retail Operations

        We continue to focus on positioning our retail operations for growth and profitability through various strategies, including a pricing strategy that focuses on value, optimization of our store base, expansion of our customer loyalty programs, a new store format and focusing on development of our associates. We continue to strengthen our position as a customer-centric specialty retailer through our associate development initiatives which provide associates at all levels with resources to enhance customer service and sales skills, to improve product knowledge and to provide a clear path for career growth. Vitamin World store performance has demonstrated the favorable impact of these initiatives.

        We also have implemented several successful initiatives in our European Retail operations. We are focused on maximizing multi-channel business and driving increased customer traffic by modifying our promotional pricing strategy, increasing our focus on associate training, and developing loyalty and customer relationship management programs.

Free Cash Flow Generation

        We expect our strong and stable cash flows to be driven by continued strong top-line growth and targeted initiatives for ongoing improvement in our manufacturing and supply chain operations, as well as low maintenance capital expenditures and modest improvements in working capital efficiency.

Enhance Manufacturing Efficiencies

        We intend to focus on maximizing free cash flow available for debt reduction. We expect to continue to focus on reducing costs and improving efficiency in our manufacturing operations and driving supply chain strategies to maintain our leadership in low-cost manufacturing. In May 2010, we purchased a softgel plant in the People's Republic of China ("China" or "PRC"), which added 1.2 billion softgels to our annual production capacity, to address international growth opportunities and strengthen our low-cost manufacturing position. Through changes made to this facility, we increased its capacity by 90%.

Disciplined Acquisition Strategy

        Since 1986, we have acquired and successfully integrated more than 30 companies, expanding our brands, geographic presence, distribution channels and product offerings. In the fragmented, global VMHS industry, there remains a robust pool of acquisition opportunities across channels and geographies. We expect to opportunistically capitalize on our strong track record of integrating acquisitions and realizing synergies to address complementary business opportunities.

Employees

        As of September 30, 2011, we employed approximately 14,400 persons. In addition, we sell products through commissioned sales representative organizations. CAW Local 468, Retail Wholesale Canada Division, represents approximately 260 of our associates in Canada under an agreement that expires in October 2012. We believe we have strong employee and labor relations domestically and internationally and historically have not experienced work stoppages that materially adversely affected our operations.

Advertising

        For fiscal 2011, 2010 and 2009, we spent approximately $153 million, $138 million and $110 million, respectively, on advertising, promotions and catalogs, including print, media and cooperative advertising. Our in-house advertising staff creates our advertising materials, which include print, radio, television and internet advertising. In the United Kingdom and Ireland, Holland & Barrett advertises on television. Holland & Barrett, Julian Graves, GNC (UK) and Nature's Way advertise in national newspapers and conduct sales promotions. De Tuinen advertises on television and in newspapers and conducts sales promotions in the Netherlands. In addition, Holland & Barrett, GNC (UK), Julian Graves and De Tuinen each publishes its own magazine with articles and promotional materials. Solgar and GNC (UK) advertise in trade journals and magazines, operate web sites and conduct sales promotions. In Canada, SISU advertises in trade journals and magazines and Le Naturiste advertises in magazines, newspapers and direct mail. Vita Health advertises in newspapers, trade publications and magazines and operates web sites.

Manufacturing, Distribution and Quality Control

        At September 30, 2011, we employed approximately 4,700 manufacturing, shipping and packaging associates. We manufacture domestically in Arizona, California, Florida, New Jersey, New York and North Carolina. In addition, at September 30, 2011, we manufactured internationally in Winnipeg, Manitoba, Canada, Burton, United Kingdom, and Zhongshan, China. We have technologically advanced, state-of-the-art manufacturing and production facilities, with total production capacity of approximately 71 billion tablets, capsules and softgels per year.

        All our domestic manufacturing operations are subject to GMPs, promulgated by the U.S. Food and Drug Administration ("FDA"), and other applicable regulatory standards. We believe our U.S. manufacturing processes comply with the GMPs for dietary supplements or foods, and our manufacturing and distribution facilities generally have sufficient capacity to meet our current business requirements and our currently anticipated sales. We place special emphasis on quality control. We assign lot numbers to all raw materials and, except in rare cases, initially hold them in quarantine while our Quality Department evaluates them for compliance with established specifications. Once released, we retain samples and process the material according to approved formulae by blending, mixing and technically processing as necessary. We manufacture products in final delivery form as a capsule, tablet, powder, softgel, nutrition bar or liquid. After a product is manufactured, our laboratory analysts test its weight, purity, potency, disintegration and dissolution, if applicable. Except in rare instances, we hold the product in quarantine until we complete the quality evaluation and determine that the product meets all applicable specifications before packaging. In those instances when we release a product concurrently with testing, we implement a conditional release process to ensure the product is not distributed before we complete testing. When the manufactured product meets all specifications, our automated packaging equipment packages the product with at least one tamper-evident safety seal and affixes a label, an indelible lot number and, in most cases, the expiration or "best by" date. We use sophisticated computer-generated documentation for picking and packing for order fulfillment.

        We are subject to regulations and standards of a similar nature in Canada, China and the United Kingdom with respect to our manufacturing activities in those countries. We maintain mandatory Health Canada GMP Natural Health Products Licenses.

        In the United States and Canada, we have received recognition from many prestigious private organizations, including U.S. Pharmacopeia GMP Certification (as part of their Dietary Supplement Verification Program). Additionally, we have been recognized in the United Kingdom with MHRA Importation License and Wholesale Dealers License, as well as the SAI Global Food Safety, Quality & Hygiene Certification.

        Our manufacturing operations are designed to allow low-cost production of a wide variety of products of different quantities, physical sizes and packaging formats, while maintaining a high level of customer service and quality. Flexible production line changeover capabilities and reduced cycle times allow us to respond quickly to changes in manufacturing schedules and customer demands.

        We have inventory control systems at our facilities that track each manufacturing and packaging component as we receive it from our supply sources through manufacturing and shipment of each product to customers. To facilitate this tracking, most products we sell are bar coded. Our inventory control systems report shipping, sales and, in most cases, individual SKU level inventory information. We manage the retail sales process by monitoring customer sales and inventory levels by product category. We believe our distribution capabilities increase our flexibility in responding to our customers' delivery requirements. Our purchasing and merchandising staff regularly reviews and analyzes information from our U.S. point-of-sale computer system and makes merchandise allocation and markdown decisions based on this information. We use an automated reorder system in the United States to maintain in-stock positions on key items. These systems give us the information we need to determine the proper timing and quantity of reorders.

        Our financial reporting systems provide us with detailed financial reporting to support our operating decisions and cost control efforts. These systems provide functions such as payment scheduling, application of payment receipts, general ledger interface, vendor tracking and flexible reporting options.

Research and Development

        We did not expend material amounts for research and development of new products during the last three fiscal years.

Competition; Customers

        The market for nutritional supplement products is highly competitive. Our direct competition consists of publicly and privately owned companies, which tend to be highly fragmented in terms of both geographic market coverage and product categories. Competition is based primarily on quality and assortment of products, customer service (including timely deliveries), marketing support, availability of new products and price. Given our significant scale and broad scope relative to our competition, strong innovation capabilities, high-quality manufacturing and vertical integration, we believe that we are well positioned to capitalize on the industry's favorable long term secular trends and gain share.

        There are numerous companies in the vitamin and nutritional supplement industry with which we compete that sell products to retailers, including mass merchandisers, convenience stores, drug store chains, club stores, independent drug stores, supermarkets and health food stores.

        During fiscal 2011, Wal-Mart, individually, accounted for 25% of our Wholesale/U.S. Nutrition segment's net sales and 15% of our consolidated net sales. We sell products to Wal-Mart under individual purchase orders placed by Wal-Mart under Wal-Mart's standard terms and conditions of sale. These terms and conditions include insurance requirements; representations by us with respect to the quality of our products and our manufacturing process; our obligations to comply with law; and indemnifications by us if we breach our representations or obligations. Wal-Mart has not committed to purchase from us, and we have not committed to sell to Wal-Mart, any minimum amount of product. The loss of Wal-Mart, or any other major customer, would have a material adverse effect on us if we were unable to replace that customer. See "Risk Factors—Risks Relating to Our Business—One of our customers accounted for 15% of our consolidated net sales during fiscal 2011, and the loss of this customer, or any of our other major customers, could have a material adverse effect on our results of operations."

Government Regulation

  United States

        The processing, formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by federal agencies, including the FDA, the United States Federal Trade Commission ("FTC"), the U.S. Customs and Border Protection ("CBP"), the U.S. Postal Service ("USPS"), the Consumer Product Safety Commission ("CPSC"), the Department of Agriculture, U.S. Department of Labor's Occupational Safety & Health Administration ("OSHA") and the U.S. Environmental Protection Agency ("EPA"). These activities also are subject to regulation by various agencies of the states, localities and foreign countries in which we sell our products. In particular, the FDA, under the Federal Food, Drug, and Cosmetic Act (the "FDCA"), regulates the registration, formulation, manufacturing, packaging, labeling, distribution and sale of foods, including dietary supplements, vitamins, minerals and herbs and cosmetics. The FTC regulates the advertising of these products, and the USPS regulates advertising claims with respect to such products sold by mail order. The National Advertising Division ("NAD") of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD may refer matters that the NAD views as violating FTC guides or rules to the FTC for further action.

        The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). DSHEA establishes a framework governing the composition and labeling of dietary supplements. With respect to composition, DSHEA defines "dietary supplements" as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, constituents, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were marketed in the United States before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a "new" dietary ingredient (a dietary ingredient that was not marketed in the United States before October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been "present in the food supply as an article used for food" without being "chemically altered." A new dietary ingredient notification must provide the FDA with evidence of a "history of use or other evidence of safety" establishing that use of the dietary ingredient "will reasonably be expected to be safe." A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that we may want to market, and the FDA's refusal to accept such evidence could prevent the marketing of such dietary ingredients. The FDA has recently published guidance for the industry to attempt to clarify the FDA's interpretation of the new dietary ingredient notification requirements, and this guidance raises new challenges to the development of new dietary ingredients. In addition, increased FDA enforcement could lead the FDA to challenge dietary ingredients already on the market as "illegal" under the FDCA because of the failure to submit a new dietary ingredient notification.

        The FDA generally prohibits the use in labeling for a dietary supplement of any "health claim," correlating use of the product with a decreased risk of disease, unless the claim is specifically pre-approved or authorized by the FDA. DSHEA permits "statements of nutritional support" to be included in labeling for dietary supplements without FDA pre-approval. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being (but may not state that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease). FDA deems internet materials as labeling in most cases, so our internet materials must comply with FDA requirements and could be the subject of regulatory action if the FDA, or the FTC reviewing the materials as advertising, considers the materials false or misleading. A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. When such a claim is made on labels, we must disclose on the label that the FDA has not "evaluated" the statement, disclose that the product is not intended for use for a disease, and notify the FDA about our use of the statement within 30 days of marketing the product. However, there can be no assurance that the FDA will not determine that a particular statement of nutritional support that we want to use is an "unauthorized health or disease claim" or an unauthorized version of a "health claim." Such a determination might prevent us from using the claim.

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

        As authorized by DSHEA, the FDA adopted GMPs specifically for dietary supplements, which became effective in June 2008. These GMP regulations are more detailed than the GMPs that previously applied to dietary supplements and require, among other things, dietary supplements to be prepared, packaged and held in compliance with specific rules, and require quality control provisions similar to those in the GMP regulations for drugs. We believe our manufacturing and distribution practices comply with these new rules.

        We also must comply with the Dietary Supplement and Nonprescription Drug Consumer Protection Act (the "AER Act"), which became effective in December 2007. The AER Act amended the FDCA to require that manufacturers, packers, and distributors of dietary supplements report serious adverse events (as defined in the AER Act) to the FDA within specific time periods. We believe we are in compliance with the AER Act.

        The FDA has broad authority to enforce the provisions of the FDCA applicable to foods, dietary supplements and cosmetics, including powers to issue a public "warning letter" to a company, to publicize information about illegal products, to request a voluntary recall of illegal products from the market, and to request the Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the U.S. courts. The FTC exercises jurisdiction over the advertising of foods, dietary supplements and cosmetics. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising, or for the use of false or misleading advertising claims. These enforcement actions have often resulted in consent decrees and the payment of civil penalties, restitution, or both, by the companies involved. We currently are subject to FTC consent decrees resulting from past advertising claims for certain of our products. As a result, we are required to maintain compliance with these decrees and are subject to an injunction and substantial civil monetary penalties if we should fail to comply. We also are subject to consent judgments under the Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65"). Further, the USPS has issued cease and desist orders against certain mail order advertising claims made by dietary supplement manufacturers, including us, and we are required to maintain compliance with the orders applicable to us, subject to civil monetary penalties for any noncompliance. Violations of these orders could result in substantial monetary penalties. These civil penalty actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

        In October 2009, the FTC issued new Guides Concerning the Use of Endorsements and Testimonials in Advertising ("Endorsement Guides"). These Endorsement Guides significantly extend the scope of potential liability associated with the use of testimonials, endorsements, and new media methods, such as blogging, in advertising. As of December 1, 2009, the effective date of the Endorsement Guides, advertisers were required either to substantiate that the experiences conveyed by testimonials or endorsements represent typical consumer experiences with the advertised product or clearly and conspicuously disclose the typical consumer experience with the advertised product. In many instances, this will require advertisers to possess "competent and reliable scientific evidence" to substantiate the consumer or endorser representations. Under the Endorsement Guides, advertisers also may be liable for statements made by consumers in the context of "new media," including blogs, depending on the relationship between the consumer and the advertiser. Although an advertiser's control over the consumer's comments will be relevant to a determination regarding liability for false or misleading statements, it will not necessarily be dispositive.

        In October 2010, the FTC announced proposed revisions to its Guides For The Use Of Environmental Marketing Claims ("Green Guides"). These Green Guides are intended to assist advertisers in avoiding the dissemination of false or deceptive environmental claims for their products. The latest proposed revisions to the Green Guides include new guidance regarding advertisers' use of product certifications and seals of approval, "renewable energy" claims, "renewable materials" claims, and "carbon offset" claims. Many of these provisions instruct advertisers to specify and qualify environmental claims even more extensively than previously required. The FTC simultaneously has reminded advertisers that environmental claims inconsistent with the Green Guides may trigger FTC challenge. In addition, although these Green Guides do not themselves have the force of law and are not independently enforceable, violations of them might give rise not only to FTC scrutiny but also to actions under state consumer fraud statutes.

        We also are subject to regulation under various state and local laws that include provisions governing, among other things, the registration, formulation, manufacturing, packaging, labeling, advertising and distribution of foods, dietary supplements and cosmetics.

        In addition, from time to time in the future, we may become subject to additional laws or regulations administered by the FDA or by other federal, state, local or foreign regulatory authorities, to the repeal of laws or regulations that we consider favorable, such as DSHEA, or to more stringent interpretations of current laws or regulations. We believe that the dietary supplement industry is likely to face a more aggressive enforcement environment in the future even in the absence of new regulation. We cannot predict the nature of future laws, regulations, repeals or interpretations, and we cannot predict what effect additional governmental regulation, when and if it occurs, would have on our business in the future. Such developments, however, could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, additional personnel, or other new requirements. Any such development could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

  European Union

        In the European Union ("EU"), the EU Commission is responsible for developing legislation to regulate foodstuffs and medicines. Although the government of each member state may implement legislation governing these products, national legislation must be compatible with, and cannot be more restrictive than, European requirements. Each member state is responsible for its enforcement of the provisions of European and national legislation.

        In July 2002, the EU published in its Official Journal the final text of a Supplements Directive, which became effective in the EU at that time and which sets out a process and timetable by which the member states must bring their domestic legislation in line with its provisions. The Supplements Directive seeks to harmonize the regulation of the composition, labeling and marketing of food supplements (at this stage only vitamins and minerals) throughout the EU. It does this by specifying what nutrients and nutrient sources may be used (and by interpretation the rest which may not), and the labeling and other information which must be provided on packaging. In addition, the Supplements Directive is intended to regulate the levels at which these nutrients may be present in a supplement. These maximum permitted levels are still to be announced.

        By harmonizing member state legislation, the Supplements Directive should provide opportunities for businesses to market one product or a range of products to a larger number of potential customers without having to reformulate or repackage it. This development may lead to some liberalizing of the more restrictive regimes in Europe, providing new business opportunities. Conversely, however, it may limit the range of nutrients and nutrient sources substantially, and eventually the potencies at which some nutrients may be marketed by us in the more liberal countries in Europe, such as the United Kingdom, which may lead to some reformulation costs and loss of some specialty products.

        In April 2004, the EU published the Herbal Products Directive which requires traditional herbal medicines to be registered in each member state in which they are intended to be marketed. A registration requires a product be manufactured to pharmaceutical GMP standards; however, generally, there is no need to demonstrate efficacy, provided that the product is safe, is manufactured to high standards, and has a history of supply on the market for 30 years, 15 years of which must be in the EU. The Herbal Products Directive is intended to provide a safe harbor in EU law for a number of categories of herbal remedies, which may otherwise be found to fall outside EU law. However, it does not provide a mechanism for new product development, and would entail some compliance costs in registering the many herbal products already on the market. Full compliance was required by April 2011.

        In December 2006, the EU published the Nutrition and Health Claim Regulation to apply from July 1, 2007. This regulation controls nutrition and health claims by means of lists of authorized claims that can be made in advertising, labeling and presentation of all foods, including food supplements, together with the criteria a product must meet to use them. Claims already in use before January 1, 2006, and complying with existing national legislation, can continue to be made under transitional arrangements. The European Food Safety Authority has produced lists of acceptable claims for approval by the European Commission in 2012, except in respect of botanical products which will be considered separately.

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

  United Kingdom

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

        In the United Kingdom regulatory system, a product intended to be taken orally will fall within either the category of food or the category of medicine. There is currently no special category of dietary supplement as provided for in the United States by DSHEA. Some products which are intended to be applied externally, for example creams and ointments, may be classified as medicines and others as cosmetics.

        The Medicines and Healthcare Products Regulatory Agency ("MHRA"), an executive agency of the Department of Health, has responsibility for the implementation and enforcement of the Medicines Act 1968 and the Herbal Products Directive, and is the licensing authority for medicinal products. The MHRA directly employs enforcement officers from a wide range of backgrounds, including the police, and with a wide range of skills, including information technology. However, the MHRA still relies heavily on competitor complaints to identify non-compliant products. The MHRA decides whether a product is a medicine or not and, if so, considers whether it can be licensed. It determines the status of a product by considering whether it is medicinal by "presentation" or by "function."

        The FSA deals with legislation, policy and oversight of food products, with enforcement action in most situations being handled by local authority Trading Standards Officers. The large number of local authorities in the United Kingdom can lead to an inconsistent approach to enforcement. Unlike the MHRA, local authorities regularly purchase products and analyze them to identify issues of non-compliance. Most vitamin and mineral supplements, and some products with herbal ingredients, are considered to be food supplements and fall under general food law which requires them to be safe. Despite the differences in approaches in identifying non-compliant products, both the MHRA and local authorities can, and do, prosecute where issues of non-compliance are identified.

  Ireland

        The legislative and regulatory situation in the Republic of Ireland is similar, but not identical, to that in the United Kingdom. The Irish Medicines Board has a similar role to that of the U.K.'s MHRA and the Food Safety Authority of Ireland is analogous to the U.K.'s FSA. Ireland has brought its domestic legislation into line with the provisions of the Supplements Directive and the Herbal Products Directive. Thus, the market prospects for Ireland, in general, are similar to those outlined in the United Kingdom.

  Netherlands

        The regulatory environment in the Netherlands is similar to the United Kingdom in terms of availability of products. The Netherlands currently has the same liberal market, with no restrictions on potency of nutrients. Licensed herbal medicines are available. However, some herbal medicines are sold freely as in the United Kingdom without the need to be licensed, based on the claims made for them. The Netherlands also is more liberal regarding certain substances, for which unlicensed sales are allowed. The government department dealing with this sector is the Ministry for Health, Welfare and Sport.

        Responsibility for food safety falls to the Voedsel en Warenautoriteit (Inspectorate for Health Protection and Veterinary Public Health), which deals with all nutritional products. The Medicines Evaluation Board, which is the equivalent of the U.K.'s MHRA, is charged with responsibility for the safety of medicines which are regulated under the Supply of Medicines Act.

        The overall market prospects for the Netherlands, in general, are similar to those outlined for the United Kingdom above. Traditional herbal medicinal products that are currently on sale in the Netherlands fall within the scope of the Herbal Products Directive.

  Canada

        The product safety, quality, manufacturing, packaging, labeling, storage, importation, advertising, distribution, sale and clinical trials of natural health products ("NHPs"), prescription and non-prescription drugs, food and cosmetics are subject to regulation primarily under the federal Food and Drugs Act (Canada) (the "Canadian FDA") and associated regulations, including the Food and Drug Regulations and the Natural Health Products Regulations, and related Health Canada guidance documents and policies (collectively, the "Canadian Regulations"). In addition, NHPs and drugs are regulated under the federal Controlled Drugs and Substances Act if the product is considered a "controlled substance" or a "precursor," as defined in that statute or in related regulatory provisions.

        Health Canada is primarily responsible for administering the Canadian FDA and the Canadian Regulations.

        The Canadian FDA and Canadian Regulations also set out requirements for establishment licenses, market authorization for drugs and NHP licenses. Subject to certain exceptions, establishment licenses are required by manufacturers, packagers/labelers, distributors, importers and wholesalers of drugs. With regard to market authorization, the exact requirements and time frame for obtaining market authorization vary depending on the drug product. Effective January 2004, each NHP must have a product license issued by Health Canada before it can be sold in Canada, subject to certain transition periods. NHPs that had a drug identification number ("DIN") under the prior regulations could continue to be sold without a license until December 31, 2009. Health Canada assigns a natural health product number ("NPN") to each NHP once Health Canada issues the license for that NHP. The Canadian Regulations require that all drugs and NHPs be manufactured, packaged, labeled, imported, distributed and stored under Canadian GMPs or the equivalent thereto, and that all premises used for manufacturing, packaging, labeling and importing drugs and NHPs have a site license, which requires GMP compliance. The Canadian Regulations also set out requirements for labeling, packaging, clinical trials and adverse reaction reporting.

        Health Canada approval for marketing authorizations and NHP licenses can take time. The approval time for NHPs and drugs can vary depending on the product and the application or submission. For NHPs, the Canadian Regulations indicate that certain product licenses should be processed within 60 days. However, the regulations also include provisions to extend this time frame if, for example, more information is required. There can be significant delays. Health Canada has publicly acknowledged that there has been a delay in processing NHP licenses, and until August 3, 2010 the Health Canada "Compliance Policy for Natural Health Products" provided that Health Canada would focus compliance actions against those NHPs that do not have a product license submission number and that Health Canada believes pose a health risk. The policy was not to be construed as authorization to sell any NHP that does not have a product license, and Health Canada could exercise its authority to stop the sale of unlicensed NHPs, or NHP sales that otherwise fail to comply with Canadian Regulations at any time. Effective August 3, 2010, regulations to the Canadian FDA came into force which provide that each application for an NPN that is in process, that has not been disallowed and is for a product that is neither a specified restricted product nor a product that contains an ingredient that is likely to result in injury to the health of a consumer, is to be issued an exemption number. Upon the completion of certain formalities, a product license is deemed to have been issued for a product with an exemption number and such license remains in effect until the associated application is processed. These regulations will automatically be repealed 30 months after they came into force. If Health Canada refuses to issue a product license, the NHP can no longer be sold in Canada until Health Canada issues such a license. We have adopted a compliance strategy to adhere to these new regulations and to Health Canada's policies.

        The Canadian FDA and Canadian Regulations, among other things, govern the manufacture, formulation, packaging, labeling, advertising and sale of NHPs and drugs, and regulate what may be represented on labels and in promotional materials regarding the claimed properties of products. The Canadian Regulations also require NHPs and drugs sold in Canada to affix a label showing specified information, such as the proper and common name of the medicinal and non-medicinal ingredients and their source, the name and address of the manufacturer/product license holder, its lot number, adequate directions for use, a quantitative list of its medical ingredients and its expiration date. In addition, the Canadian Regulations require labeling to bear evidence of the marketing authorization as evidenced by the designation DIN, drug identification number-homeopathic medicine ("DIN-HM") or NPN, followed by an eight-digit number assigned to the product and issued by Health Canada.

        Health Canada can perform routine and unannounced inspections of companies in the industry to ensure compliance with the Canadian Regulations. The overall risk factors and market prospects for Canada, in general, are similar to those in the United States, as outlined above. Health Canada can suspend or revoke licenses for lack of compliance. In addition, if Health Canada perceives a product to present an unacceptable level of risk, it can also impose fines and jail terms.

        The advertising of drugs and NHPs in Canada also is regulated under the misleading advertising and deceptive marketing practices of the Competition Act (Canada), a federal statute. The labeling of products also may be regulated under the federal Consumer Packaging and Labelling Act (Canada) and also under certain provincial statutes. Both the Competition Act and the Consumer Packaging and Labelling Act (except in respect of food products) are administered by the federal Competition Bureau. See "Risk Factors—Risks Relating to Our Business—Complying with new and existing government regulation, both in the United States and abroad, could increase our costs significantly, reduce our growth prospects and adversely affect our financial results," for additional information.

  China

        In China, the packaging, labeling, importation, advertising, distribution and sale of our products are primarily subject to the Food Safety Law, the Imported and Exported Goods Inspection Law, the Product Quality Law, the Law on the Protection of Consumer Rights and Interests and the Advertising Law, as well as various administrative regulations, rules, orders and policies issued by the national and local government agencies regarding food regulation including the Regulations on Implementation of Food Safety Law, Regulatory Measures on Labeling of Imported & Exported Foods, General Standards for the Labeling of Prepackaged Foods For Special Dietary Uses, Guidelines for Labeling Inspection of Imported & Exported Foods, Regulations on Food Advertising, Health Food Regulations, Health Food Registration Regulations, Regulatory Measures on Health Food Advertising (collectively "PRC Food Regulations").

        Currently, the Ministry of Health ("MOH"), the General Administration of Quality Supervision, Inspection and Quarantine ("AQSIQ"), the Safe Food and Drug Administration ("SFDA"), the State Administration for Industry and Commerce ("SAIC") and their local counterparts have the power and responsibility for the implementation and enforcement of the PRC Food Regulations. In particular, the MOH is responsible for enacting food safety standards, publishing food safety information and coordinating with other agencies to handle major food safety accidents. The AQSIQ (mostly through its local counterparts) is responsible for inspection and regulation of the imported food as well as quality inspection and control. The SAIC (mostly through its local counterparts) is responsible for regulating the advertising of food. The SFDA (together with its local counterparts) is responsible for examination and approval of the registration, labeling, advertising and supervision of health food (including imported health food).

        The PRC Food Regulations require that imported food conform to the national food safety standards and be subject to inspection by the AQSIQ and its local counterparts. After passing the inspection and obtaining a sanitation registration certificate issued by the AQSIQ or its local counterparts, food products can be imported into China and then distributed in the China market.

        The PRC Food Regulations also require packaging for food imported into China to have labels and instructions in Chinese showing specific information, such as the name, list of ingredients and quantitative labeling of ingredients, energy and nutrients, place of origin, name and address of the domestic importer or distributor, production date, date of minimum durability, storage instructions, instructions for use and target population group, but any claims as to prevention, alleviation, treatment or cure of a disease or use of a drug's name implying the treatment and functional effects must not appear in the labeling.

        China currently is implementing a stricter inspection system for health food. To the extent that some of our products may be deemed as health food, we may have to comply with the special regulations and rules applicable to health food. For example, in addition to AQSIQ's inspection and labeling requirement, the PRC Food Regulations could require us to apply for registration of health foods with the SFDA and obtain a Health Food Import Approval Certificate. Furthermore, advertisement about any health food will be reviewed and approved by the SFDA before placement or publication.

        The AQSIQ, the SAIC, the SFDA, the Ministry of Commerce ("MOC") and their local counterparts can perform routine and unannounced inspections of importers and distributors in the food industry to ensure compliance with the PRC Food Regulations. In recent years, these government agencies have jointly taken numerous inspection and enforcement actions to deal with illegal practices in the food market and promote sound development of food industry in China. The enforcement actions have often resulted in correction orders, monetary penalties, revocation of business licenses or approval certificates, or suspension of import decision imposed by such agencies for non-compliance.

        The regulatory environment in China is becoming more stringent. We believe that the food industry is likely to face a more aggressive enforcement environment in the future, which could result in additional product testing and approval requirements, additional record-keeping requirements, additional or different labeling standards, recalls or discontinuance of certain products, and other new standards and requirements, which could negatively affect our consolidated financial position, results of operation and cash flows.

Environmental Regulation

        Our facilities and operations, in common with those of similar industries making similar products, are subject to many federal, state, provincial and local requirements, rules and regulations relating to the protection of the environment and of human health and safety, including regulating the discharge of materials into the environment. We continually examine ways to reduce our emissions and minimize waste and limit our exposure to any liabilities, as well as decrease costs related to environmental compliance. Costs to comply with current and anticipated environmental requirements, rules and regulations and any estimated capital expenditures for environmental control facilities are not anticipated to be material when compared with overall costs and capital expenditures. Accordingly, we do not anticipate that such costs will have a material effect on our financial position, results of operations, cash flows or competitive position.

International Operations

        We market nutritional supplement products through subsidiaries, distributors, retailers and direct mail in approximately 80 countries throughout Europe, the Middle East, Africa, Central America, North America, South America, Asia, the Caribbean islands and the Pacific Rim countries.

        We conduct our international operations to conform to local variations, economic realities, market customs, consumer habits and regulatory environments. We modify our products (including labeling of such products) and our distribution and marketing programs in response to local and foreign legal requirements and customer preferences.

        Our international operations are subject to many of the same risks our domestic operations face. These include competition and the strength of the relevant economy. In addition, international operations are subject to certain risks inherent in conducting business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls and the economic and political policies of foreign governments. Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of certain of our products. Compliance with such foreign governmental regulations is generally the responsibility of our distributors in those countries. These distributors are independent contractors whom we do not control. The importance of these risks increases as our international operations grow and expand. Foreign currency fluctuations, and, more particularly, changes in the value of the British pound, the euro, the Canadian dollar and the Chinese yuan as compared to the U.S. dollar, affect virtually all our international operations.

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for additional information regarding the geographic areas in which we conduct our business and the effect of foreign currency exchange rates on our operations.

Trademarks and Patents

  General

        We own trademarks registered with the U.S. Patent and Trademark Office (the "PTO") and many foreign jurisdictions for our Nature's Bounty®, Body Fortress®, Pure Protein®, Ester-C®, Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, Flex-A-Min®, Sundown®, Worldwide Sport Nutrition®, Puritan's Pride®, Holland & Barrett®, Vitamin World® and Leiner® trademarks, among others, and with the appropriate United Kingdom, EU, Benelux or Canadian authorities for our Holland & Barrett®, Le Naturiste®, SISU®, De Tuinen® and Julian Graves® trademarks, among others. We have an exclusive license to use the GNC mark in the United Kingdom. Our policy is to pursue registrations for all trademarks associated with our key products. U.S. registered trademarks have a perpetual life, as do trademarks in most other jurisdictions, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value in marketing our products. We hold U.S. and foreign patents on inventions embodied in certain products, including Ester-C® and Co-Q10 products.

        We have developed many brand names, trademarks and other intellectual property for products in all areas. We consider the overall protection of our patent, trademark, license and other intellectual property rights to be paramount. As such, we vigorously protect these rights from infringement. We have approximately 2,500 trademark registrations and applications with the PTO or foreign trademark offices.

        We hold approximately 50 patents and patent applications, in the United States and in certain other countries, most of which relate to Ester-C® and three of which relate to our Co-Q10 products. We also are prosecuting patent applications on Ester-C® compositions in various countries. U.S. patents for Ester-C® expire between February 2019 and June 2021. Most foreign patents for Ester-C® products expire between February 2019 and June 2021, with a large number of foreign patents expiring in 2019.

  Canada

        Each of our Solgar, Le Naturiste, Vita Health, Nature's Bounty, MET-Rx and SISU subsidiaries owns the trademarks registered in Canada for its respective brand.

  United Kingdom/Ireland

        Our Holland & Barrett subsidiary owns trademarks registered in the United Kingdom and in the EU for its Holland & Barrett® trademark, and has rights to use other names essential to its business. NBTY Europe Limited is the exclusive licensee of the trademarks essential to the GNC (UK) business in the United Kingdom. Our Nature's Way subsidiary owns the Nature's Way® trademarks in Ireland. One of our Solgar subsidiaries owns trademarks in the United Kingdom and in the EU, and our Julian Graves subsidiary owns the Community Trademarks for its trade name and logo.

  Netherlands

        Our De Tuinen subsidiary owns trademarks registered in the Benelux Office for Intellectual Property, and Community Trademarks, which are in force throughout the EU, for its De Tuinen® trademarks.

  China

        We own trademark applications and registrations for most of our material trademarks, which are filed with the Chinese Trademark Office. We also own patents for Ester-C® compositions, issued by the Chinese Patent Office.

Raw Materials

        In fiscal 2011, we spent approximately $700 million on raw materials (approximately $600 million domestically), excluding packaging and similar product materials. The principal raw materials required in our operations are vitamins, minerals, herbs and gelatin. We purchased the majority of our vitamins, minerals and herbs from raw material manufacturers and distributors in Asia, Europe, North America and South America. We believe that there are adequate sources of supply for all our principal raw materials, and in general we maintain two to three suppliers for many of our raw materials. From time to time, weather or unpredictable fluctuations in the supply and demand may affect price, quantity, availability or selection of raw materials. We believe that our strong relationships with our suppliers yield high quality, competitive pricing and overall good service to our customers. Although we cannot be sure that our sources of supply for our principal raw materials will be adequate in all circumstances, we believe that we can develop alternate sources in a timely and cost effective manner if our current sources become inadequate. During fiscal 2011, no one supplier accounted for more than 5% of our raw material purchases. Due to the availability of numerous alternative suppliers, we do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations.

        For a description of the impact of seasonality on our financial performance, please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Seasonality."

Item 1A.    Risk Factors

        Please carefully consider the following risk factors, which could materially adversely affect our business, financial condition, operating results and cash flows. The risk factors described below are not the only ones we face. Risks and uncertainties not known to us currently, or that may appear immaterial, also may have a material adverse affect on our business, financial condition, operating results and cash flows.

Risks Relating to Our Business

Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our business.

        We believe the nutritional supplement market is highly dependent upon consumer perception regarding the safety, efficacy and quality of nutritional supplements generally, as well as of products distributed specifically by us. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, national media attention and other publicity regarding the consumption of nutritional supplements. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the nutritional supplement market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and our business, results of operations, financial condition and cash flows. Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on us, the demand for our products, and our business, results of operations, financial condition and cash flows. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of nutritional supplements in general, or our products specifically, or associating the consumption of nutritional supplements with illness, could have such a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products appropriately or as directed.

Our success is linked to the size and growth rate of the vitamin, mineral and supplement market and an adverse change in the size or growth rate of that market could have a material adverse effect on us.

        An adverse change in size or growth rate of the vitamin, mineral and supplement market could have a material adverse effect on us. Underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond our control, including media attention and scientific research, which may be positive or negative.

Instability in financial markets could adversely affect our ability to access the credit markets.

        In 2009, worldwide financial markets exhibited dramatic instability and the availability of credit became precarious. Markets stabilized somewhat in 2010, but worldwide economic conditions remained unsettled in fiscal 2011. If these conditions persist or worsen, they could affect our ability to access the credit markets. Any restriction on our ability to access credit markets could limit our ability to pursue acquisitions or to expand otherwise, and could affect our financial condition or results of operations negatively.

A prolonged economic downturn or recession could adversely affect the retail and nutritional supplement industries and restrict our future growth.

        In fiscal 2011, general worldwide economic conditions, including concerns relating to debt markets, continued to decline in many countries. These conditions could affect our sales negatively because many consumers consider the purchase of our products discretionary. We cannot predict the timing or duration of any economic downturn or recession, or the timing or strength of a subsequent recovery, or the worldwide locations that may continue to be impacted by these general economic conditions. If the markets for our products significantly deteriorate due to these economic effects, our business, financial condition and results of operations will likely be materially and adversely affected.

Because a substantial majority of our sales are to or through retail stores, we are dependent to a large degree upon the success of this channel as well as the success of specific retailers in the channel.

        Approximately 64% of our sales for fiscal 2011 were in the United States. In this market, we sell our products primarily to or through our and third-party retail stores. Because of this, we are dependent to a large degree upon the growth and success of that channel as well as the growth and success of specific retailers in the channel, which are outside our control. There can be no assurance that the retail channel will be able to grow as it faces price and service pressure from other channels.

One of our customers accounted for 15% of our consolidated net sales during fiscal 2011 and the loss of this customer, or any of our other major customers, could have a material adverse effect on our results of operations.

        During fiscal 2011, Wal-Mart, individually, accounted for 25% of our Wholesale/U.S. Nutrition segment's net sales and 15% of our consolidated net sales. As of the end of our fiscal 2011, Wal-Mart, individually, accounted for 18% of our Wholesale/U.S. Nutrition segment's total gross accounts receivable. Additionally, for fiscal 2011, our other top three wholesale customers collectively accounted for approximately 26%, of our Wholesale/U.S. Nutrition segment's net sales and 15% of our consolidated net sales. We do not have a long-term contract with Wal-Mart or any other major customer, and the loss of this customer or any other major customer could have a material adverse affect on our results of operations. In addition, our results of operations and ability to service our debt obligations would be impacted negatively to the extent Wal-Mart is unable to make payments to us, or does not make timely payments on outstanding accounts receivables.

Complying with new and existing government regulation, both in the United States and abroad, could increase our costs significantly, reduce our growth prospects and adversely affect our financial results.

        The processing, formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by several U.S. federal agencies, including the FDA, the FTC, the CBP, the USPS, the CPSC, the Department of Agriculture, OSHA and the EPA, as well as various state, local and international laws and agencies of the localities in which our products are sold, including Health Canada and the Competition Bureau in Canada, the Food Standards Agency ("FSA") and the Department of Health in the United Kingdom and similar regulators in Ireland, the Netherlands, the EU and China. Government regulations may prevent or delay the introduction, or require the reformulation or relabeling, of our products. Some agencies, such as the FDA, could require us to remove a particular product from the market, delay or prevent the import of raw materials for the manufacture of our products, or otherwise disrupt the marketing of our products. Any such government actions would result in additional costs to us, including lost revenues from any additional products that we are required to remove from the market, which could be material. Any such government actions also could lead to liability, substantial costs and reduced growth prospects. In addition, complying with the AER Act, GMPs and other legislation may impose additional costs on us, which could become significant. Moreover, there can be no assurance that new laws or regulations imposing more stringent regulatory requirements on the dietary supplement industry will not be enacted or issued or that certain agencies will not enforce the existing laws or regulations more strictly. We currently are subject to FTC consent decrees and a USPS consent order, prohibiting certain advertising claims for certain of our products. We also are subject to consent judgments under Proposition 65. A determination that we have violated these obligations could result in substantial monetary penalties, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

        Additional or more stringent regulations and enforcement of dietary supplements and other products have been considered from time to time in the United States and globally. These developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. These developments also could increase our costs significantly.

        In Europe, we anticipate the enactment of legislation that could significantly impact the formulation and marketing of our products. For example, in accordance with the Supplements Directive, maximum permitted content levels for vitamin and mineral supplements are expected to be enacted but have not yet been announced. European legislation regulating food supplements other than vitamins and minerals also is expected to be introduced. The introduction of this anticipated legislation could require us to reformulate our existing products to meet the new standards and, in some cases, may lead to some products being discontinued.

        The Nutrition and Health Claims Regulation implemented in July 2007 controls the types of claims that can be made for foodstuffs (including supplements) in Europe, and the criteria a product must meet for the claims to be made. We anticipate that this regulation will be implemented in 2012 and will impact the claims that can be made for our products, and may impact our sales in Europe. In addition, we anticipate that it will entail some products being relabeled at an additional cost to meet the implementation date.

        In addition, the General Product Safety Directive governing product safety came into force in Europe at the beginning of 2004. This legislation requires manufacturers to notify regulators as soon as they know that a product is unsafe and gives regulators in each EU member state the power to order a product recall and, if necessary, instigate the product recall themselves. A recall of any of our products in Europe could have a material adverse effect on our business, results of operations, financial condition and cash flows.

        In Canada the federal government has undertaken an initiative to develop a new framework for drug licensing. The current system of drug regulation in Canada focuses on pre-market activities and licensing is point-in-time, not continuous, subject to the licensee performing its obligations with respect to advertising restrictions, quality of product and adverse reaction reporting. A progressive licensing regime would entail a life-cycle approach to the regulation of drugs and could involve earlier consultation with industry before drug submissions, the requirement for licensees to provide and for Health Canada to review pharmacovigilance (adverse reaction reporting) and risk management plans, and re-evaluation by Health Canada of drug information after a period of initial marketing. Health Canada has completed the consultation process with external stakeholders and is moving towards the development of a progressive licensing framework document. The implementation of a new regulatory framework could have a significant impact on our Canadian operations. There is no indication of when, or if, such new regulatory regime will be implemented.

        In China, the Food Safety Law, which replaced prior regulations, came into force on June 1, 2009. This legislation requires all imported food to comply with applicable national food safety standards and subjects it to inspection by AQSIQ. Where there are no national food safety standards for some imported food, the MOH approval must be obtained before applying for the inspection; otherwise the food in question cannot be imported into China. The revision of the national food safety standards by the MOH is in progress and some new or updated standards are expected to be introduced in late 2011. The introduction of these new food safety standards may require us to reformulate our existing products to meet the new standards and in some cases, may lead to some products being discontinued.

        The Food Safety Law also requires overseas food manufacturers to register with AQSIQ or its local counterparts, which must establish records of the credit standing of importers, exporters and manufacturers of imported goods. The imported foods, importers, exporters or manufacturers with unsatisfactory records are subject to stricter inspection or even suspension of their import business. Any restriction or suspension of import of any of our products into China could have a material adverse effect on our business, results of operations, financial condition and cash flows.

        The Food Safety Law provides for strict regulation and supervision over food claimed to have particular effects on human health, namely "health food," which is mainly subject to the regulation by the SFDA. To the extent AQSIQ or SFDA determines some of our products fall into this category, the manufacture, exportation, importation and sale of such products could be subject to the more complicated registration and licensing requirements, and stricter inspection by SFDA and AQSIQ.

        AQSIQ promulgated the Imported and Exported Food Safety Regulatory Measures on July 22, 2011, which provides for detailed safety and inspection requirements applicable to imported and exported food. These regulations become effective on March 1, 2012 and require us to go through complicated procedures for importing and exporting our products into and from China. In compliance with these regulations, we are in the process of applying for registration of certain of our products as "health food" to meet applicable requirements for manufacture and export of such products. If we fail to obtain required registration on time, our ability to continue exporting these products from China could be adversely affected, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        See "Business—Government Regulation" for more information about the regulatory environment in which we conduct our business.

We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.

        As a retailer, marketer and manufacturer of products designed for human and animal consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as foods, dietary supplements, or NHPs, and, in most cases, are not necessarily subject to pre-market regulatory approval in the United States. One of our Canadian subsidiaries also manufactures and sells non-prescription medications such as headache and cold remedies and contract manufactures some prescription medications. Some of our products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, some of the products we sell are produced by third-party manufacturers. As a marketer of products manufactured by third parties, we also may be liable for various product liability claims for products we do not manufacture. We have been in the past, and may be in the future, subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Item 3, "Legal Proceedings," for additional information.

If we experience product recalls, we may incur significant and unexpected costs, and our business reputation could be adversely affected.

        We may be exposed to product recalls and adverse public relations if our products are alleged to cause injury or illness, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a product recall may require significant management attention. Product recalls may hurt the value of our brands and lead to decreased demand for our products. Product recalls also may lead to increased scrutiny by federal, state or international regulatory agencies of our operations and increased litigation and could have a material adverse effect on our business, results of operations, financial condition and cash flows. See "—Complying with new and existing government regulation, both in the United States and abroad, could increase our costs significantly, reduce our growth prospects and adversely affect our financial results" and other risks summarized in this Report.

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

        We cannot assure you that our insurance will be sufficient to cover our losses. Any losses that insurance does not substantially cover could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

        As of September 30, 2011, we operated over 1,140 retail stores outside of the United States. In addition, we had significant wholesale sales outside of the United States. For fiscal 2011, international sales represented approximately 36% of our net sales. These international operations expose us to certain risks, including:

  •
  local economic conditions;

  •
  inflation;

  •
  changes in or interpretations of foreign regulations that may limit our ability to sell certain products or repatriate profits or capital to the United States;

  •
  exposure to currency fluctuations;

  •
  potential imposition of trade or foreign exchange restrictions or increased tariffs;

  •
  changes and limits in export and import controls;

  •
  difficulty in collecting international accounts receivable;

  •
  difficulty in staffing, developing and managing foreign operations;

  •
  potentially longer payment cycles;

  •
  difficulties in enforcement of contractual obligations and intellectual property rights;

  •
  renegotiation or modification of various agreements;

  •
  national and regional labor strikes;

  •
  increased costs in maintaining international manufacturing and marketing efforts;

  •
  quarantines for products or ingredients, or restricted mobility of key personnel due to disease outbreaks;

  •
  government regulations and laws;

  •
  geographic time zone, language and cultural differences between personnel in different areas of the world;

  •
  political instability;

  •
  trademarks availability and registration issues;

  •
  changes in exchange rates;

  •
  changes in taxation; and

  •
  wars and other hostilities.

As we continue to expand our international operations, these and other risks associated with international operations are likely to increase. These risks, if they occur, could have a material adverse effect on our business and results of operations.

Our international operations require us to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions in which we do business.

        Doing business on a worldwide basis requires us and our subsidiaries to comply with the laws and regulations of the U.S. government and various international jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act ("FCPA") and the U.K. Bribery Act ("UKBA"). The FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment, and requires us to maintain adequate record-keeping and internal accounting practices to accurately reflect our transactions. As part of our business, we may deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA and UKBA. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. As a result of the above activities, we are exposed to the risk of violating anti-corruption laws. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as other remedial measures. We have established policies and procedures designed to assist us and our personnel in complying with applicable U.S. and international laws and regulations.

However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition and results of operations.

We may not be successful in expanding globally.

        We may experience difficulty entering new international markets due to regulatory barriers, the necessity of adapting to new regulatory systems, and problems related to entering new markets with different cultural bases and political systems. These difficulties may prevent, or significantly increase the cost of, our international expansion.

We may be exposed to legal proceedings initiated by regulators in the United States or abroad that could increase our costs and adversely affect our reputation, revenues and operating income.

        In all jurisdictions in which we operate, non-compliance with relevant legislation can result in regulators bringing administrative, or, in some cases, criminal proceedings. In the United States, the FTC has considered bringing actions against the Company in the past. In the United Kingdom, it is common for regulators to prosecute retailers and manufacturers for non-compliance with legislation governing foodstuffs and medicines. Our failure to comply with applicable legislation could occur from time to time, and prosecution for any such violations could have a material adverse effect on our business, results of operations, financial condition and cash flows. See "Business—Government Regulation" for additional information.

We may not be successful in our future acquisition endeavors, if any, which may have an adverse effect on our business and results of operations.

        Historically, we have engaged in substantial acquisition activity. We may be unable to identify suitable targets, opportunistic or otherwise, for acquisition in the future. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition will depend on a variety of factors, including our ability to obtain financing on acceptable terms and to comply with the restrictions contained in our debt agreements. Historical instability in the financial markets indicates that obtaining future financing to fund acquisitions may present significant challenges. If we need to obtain our lenders' consent to an acquisition, they may condition their consent on our compliance with additional restrictive covenants that may limit our operating flexibility. Acquisitions involve risks, including:

  •
  significant expenditures of cash;

  •
  the risk that acquired businesses may not perform in accordance with expectations;

  •
  risks associated with integrating the operations, financial reporting, disparate technologies and personnel of acquired companies;

  •
  managing geographically dispersed operations;

  •
  diversion of management's attention from other business concerns;

  •
  the inherent risks in entering markets or lines of business in which we have either limited or no direct experience;

  •
  the potential loss of key employees, customers and strategic partners of acquired companies;

  •
  incurrence of liabilities and claims arising out of acquired businesses;

  •
  inability to obtain financing; and

  •
  incurrence of indebtedness or issuance of additional stock.

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

        Our continued success will depend largely on the efforts and abilities of our executive officers and certain other key employees. For additional information about these individuals, see Item 10, "Directors, Executive Officers and Corporate Governance" elsewhere in this Report. Our ability to manage our operations and meet our business objectives could be affected adversely if, for any reason, we are unable to recruit and retain executive talent.

We are dependent on certain third-party suppliers.

        We purchase from third-party suppliers certain important ingredients and raw materials. The principal raw materials required in our operations are vitamins, minerals, herbs, gelatin and packaging components. We purchase the majority of our vitamins, minerals and herbal raw materials from manufacturers and distributors in Asia, Europe, North America and South America. Real or perceived quality control problems with raw materials outsourced from certain regions could negatively impact consumer confidence in our products, or expose us to liability. In addition, although raw materials are available from numerous sources, an unexpected interruption of supply or material increases in the price of raw materials, for any reason, such as changes in economic and political conditions, tariffs, trade disputes, regulatory requirements, import restrictions, loss of certifications, power interruptions, fires, hurricanes, drought or other climate-related events, war or other events, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Also, currency fluctuations, including the decline in the value of the U.S. dollar, could result in higher costs for raw materials purchased abroad. In addition, we rely on outside printing services and availability of paper stock in our printed catalog operations.

We rely on our manufacturing operations to produce the vast majority of the nutritional supplements that we sell, and disruptions in our manufacturing system or losses of manufacturing certifications could affect our results of operations adversely.

        During fiscal 2011, we manufactured approximately 90% of the nutritional supplements that we sold. We currently have manufacturing facilities in Arizona, California, Florida, New Jersey, New York and North Carolina in the United States, and in Canada, the United Kingdom and China. All our domestic manufacturing operations are subject to GMPs promulgated by the FDA and other applicable regulatory standards, including in the areas of environmental protection and worker health and safety. We are subject to similar regulations and standards in Canada, the United Kingdom and China. Any significant disruption in our operations at any of these facilities, including any disruption due to any regulatory requirement, could affect our ability to respond quickly to changes in consumer demand and could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, we may be exposed to risks relating to the transfer of work between facilities or risks associated with opening new facilities that may cause a disruption in our operations. We purchased a softgel plant in China in May 2010. There have been a number of well publicized incidents of tainted food and drugs manufactured in China in the past few years. Although we are seeking to implement GMPs in our China plant, there can be no assurance that products manufactured in China, or in our other plants around the world, will not be contaminated or otherwise fail to meet our quality standards. Any such contamination or other quality failures could result in costly recalls, litigation, regulatory actions or damage to our reputation, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We operate in a highly competitive industry, and our failure to compete effectively could affect our market share, financial condition and growth prospects adversely.

        The VMHS industry is a large and growing industry and is highly fragmented in terms of both geographical market coverage and product categories. The market for vitamins and other nutritional supplements is highly competitive in all our channels of distribution. We compete with companies that may have broader product lines or larger sales volumes, or both, than we do, and our products compete with nationally advertised brand name products. Several of the national brand companies have resources greater than ours. Numerous companies compete with us in the development, manufacture and marketing of vitamins and nutritional supplements worldwide. In addition, our North American and European retail stores compete with specialty vitamin stores, health food stores and other retail stores worldwide. With respect to mail order sales, we compete with a large number of smaller mail order and internet companies, some of which manufacture their own products and some of which sell products manufactured by others. The market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. We also may face competition from low-cost entrants to the industry, including from international markets. Increased competition from companies that distribute through the wholesale channel, especially the private label market, could have a material adverse effect on our business, results of operations, financial condition and cash flows as these competitors may have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than ours.

        We may not be able to compete effectively in some or all our markets, and our attempt to do so may require us to reduce our prices, which may result in lower margins. Failure to compete effectively could have a material adverse effect on our market share, business, results of operations, financial condition, cash flows and growth prospects. See "Business—Competition; Customers."

Our failure to appropriately respond to changing consumer preferences and demand for new products and services could harm our customer relationships and product sales significantly.

        The nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions. Our failure to accurately predict these trends could negatively impact consumer opinion of us as a source for the latest products, which, in turn, could harm our customer relationships and cause decreases in our net sales. The success of our new product offerings depends upon a number of factors, including our ability to:

  •
  accurately anticipate customer needs;

  •
  innovate and develop new products;

  •
  successfully commercialize new products in a timely manner;

  •
  price our products competitively;

  •
  manufacture and deliver our products in sufficient volumes and in a timely manner; and

  •
  differentiate our product offerings from those of our competitors.

        In addition, we are subject to the risk of a potential shift in customer demand towards more private label products, which could have an adverse effect on our profitability. If any new products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, this would harm our results of operations. If we do not introduce new products or make enhancements to meet the changing needs of our customers in a timely manner, some of our products could be rendered obsolete, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are subject to acts of God, war, sabotage and terrorism risk.

        Acts of God, war, sabotage and terrorist attacks or any similar risk may affect our operations in unpredictable ways, including disruptions of the shopping and commercial behavior of our customers, changes in the insurance markets and disruptions of fuel supplies and markets.

We may be subject to work stoppages at our facilities, which could negatively impact the profitability of our business.

        As of September 30, 2011, we had approximately 14,400 employees, with a collective bargaining agreement at our Vita Health Canadian business representing approximately 260 of our employees. If our employees were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on us.

We may be affected adversely by increased raw material, utility and fuel costs.

        Inflation and other factors affect the cost of raw materials, goods and services we use. Increased raw material and other costs may adversely affect our results of operations to the extent we are unable to pass these costs through to our customers or to benefit from offsetting cost reductions in the manufacture and distribution of our products. Furthermore, increasing fuel costs may affect our results of operations adversely in that consumer traffic to our retail locations may be reduced and the costs of our sales may increase as we incur fuel costs in connection with our manufacturing operations and the transportation of goods from our warehouse and distribution facilities to stores or Direct Response/E-Commerce customers. Also, high oil costs can affect the cost of our raw materials and components and the competitive environment in which we operate may limit our ability to recover higher costs resulting from rising fuel prices.

Our profits may be affected negatively by currency exchange rate fluctuations.

        Our assets, earnings and cash flows are influenced by currency fluctuations due to the geographic diversity of our sales and the countries in which we operate. These fluctuations may have a significant impact on our financial results. For fiscal 2011, 32% of our sales were denominated in a currency other than the U.S. dollar, and as of fiscal 2011, 24% of our assets and 4% of our total liabilities were denominated in a currency other than the U.S. dollar. In December 2010, we entered into various cross currency swap transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk."

Our success is dependent on the accuracy, reliability, and proper use of sophisticated and dependable information processing systems and management information technology and any interruption in these systems could have a material adverse effect on our business, financial condition, and results of operations.

        Our success is dependent on the accuracy, reliability, and proper use of sophisticated and dependable information processing systems and management information technology. Our information technology systems are designed and selected to facilitate order entry and customer billing, maintain customer records, accurately track purchases and incentive payments, manage accounting, finance and manufacturing operations, generate reports, and provide customer service and technical support. Any interruption in these systems or any interruption associated with the transition of these systems to a new information technology platform could have a material adverse effect on our business, financial condition, and results of operations.

System interruptions or security breaches may affect sales.

        Customer access to, and ability to use, our websites affect our Direct Response/E-Commerce sales. If we are unable to maintain and continually enhance the efficiency of our systems, we could experience system interruptions or delays that could affect our operating results negatively. In addition, we could be liable for breaches of security on our websites, loss or misuse of our customers' personal information or payment data. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to prevent or mitigate such fraud or breaches may affect our operating results negatively.

Our inability to protect our intellectual property rights could adversely affect our business.

        Despite our efforts, we may not be able to determine the extent of unauthorized use of our trademarks and patents. In any case, such efforts are difficult, expensive, and time-consuming, and there can be no assurance that infringing goods could not be manufactured without our knowledge and consent. Many of our products are not subject to patent protection, and thus they can be legally reverse-engineered by competitors. Moreover, even with respect to some of our products that are covered by patents, such as Ester-C® products, there are numerous similar yet non-infringing supplement products in the marketplace, and this negatively affects sales we might otherwise make. Our patents, or certain claims made in such patents, could be found to be invalid or unenforceable. From time to time we face opposition to our applications to register trademarks, and we may not ultimately be successful in our attempts to register certain trademarks. Further, there can be no assurance that in those foreign jurisdictions in which we conduct business the trademark and patent protection available to us will be as extensive as the protection available to us in the United States.

Intellectual property litigation and infringement claims against us could cause us to incur significant expenses or prevent us from manufacturing, selling or marketing our products, which could adversely affect our revenues and market share.

        We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from manufacturing, selling or marketing our products. Claims of intellectual property infringement also may require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Claims that our technology or products infringe on intellectual property rights of others could be costly to defend or settle, could cause reputational injury and would divert the attention of management and key personnel, which in turn could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are party to a number of lawsuits that arise in the ordinary course of business and may become party to others in the future.

        We are party to a number of lawsuits (including product liability, false advertising, intellectual property and Proposition 65 claims) that arise in the ordinary course of business and may become party to others in the future. The possibility of such litigation, and its timing, is in large part outside our control. While none of the current lawsuits arising in the ordinary course of business in which we are involved are reasonably estimable to be material as of the date hereof, it is possible that future litigation could arise, or developments could occur in existing litigation, that could have material adverse effects on us.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and operating results.

        Effective internal control over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. The Sarbanes-Oxley Act of 2002, as well as related rules and regulations implemented by the SEC, have required changes in the corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, have increased our legal and financial compliance costs and made many activities more time-consuming and more burdensome. The costs of compliance with these laws, rules and regulations may adversely affect our financial results. Moreover, we run the risk of non-compliance, which could adversely affect our financial condition or results of operations.

        In the past we have discovered, and in the future we may discover, areas of our internal control over financial reporting that need improvement. We have devoted significant resources to remediate any deficiencies we discovered and to improve our internal control over financial reporting. Based upon management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011, management concluded that our internal control over financial reporting was effective as of that date. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information.

Risk Factors Relating to Ownership of our 9% Senior Notes due 2018

The noteholders' right to receive payments on the notes is effectively subordinated to the rights of our existing and future secured creditors. Further, the guarantees of these notes are effectively subordinated to all our guarantors' existing and future secured indebtedness.

        Holders of our secured indebtedness and the secured indebtedness of the guarantors have claims that are prior to the claims of our noteholders to the extent of the value of the assets securing that other indebtedness. Notably, NBTY, Inc. and certain of its subsidiaries, including the guarantors, are parties to the senior secured credit facilities, which are secured by liens on substantially all our assets and the guarantors' assets. The notes are effectively subordinated to all our secured indebtedness to the extent of the value of the assets securing that indebtedness. In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of secured indebtedness will have a prior claim to those of our assets that constitute their collateral. Holders of the notes participate ratably with all holders of our unsecured indebtedness that is deemed to be of the same class as the notes, and potentially with all our other general creditors, based upon the respective amounts owed to each holder or creditor, in our remaining assets. In any of the foregoing events, we cannot assure noteholders that there will be sufficient assets to pay amounts due on the notes. As a result, noteholders may receive less, ratably, than holders of secured indebtedness.

        As of September 30, 2011, the aggregate amount of our secured indebtedness was approximately $1,737 million. We have $200 million of unused commitments available for additional borrowing under the revolving portion of our senior secured credit facilities, as amended. We are permitted to incur substantial additional indebtedness, including secured debt, in the future under the terms of the indenture governing the notes.

Claims of noteholders will be effectively subordinated to claims of creditors of all our non-guarantor subsidiaries.

        The notes are guaranteed on a senior basis by our current and future domestic subsidiaries that are guarantors of our senior secured credit facilities. However, the historical consolidated financial statements included in this Report include all our domestic and foreign subsidiaries. Our foreign subsidiaries, which do not guarantee the notes, held approximately $1,246 million, or 24%, of our total assets and $131 million, or 4%, of our total liabilities as of September 30, 2011 and accounted for approximately $938 million, or 32%, of our net sales, for fiscal 2011 (all amounts presented exclude intercompany balances). In addition, we have the ability to designate certain of our subsidiaries as unrestricted subsidiaries under the terms of the indenture, and any subsidiary so designated will not be a guarantor of the notes.

        Our non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due under the notes, or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that we or the subsidiary guarantors have to receive any assets of any of the non-guarantor subsidiaries upon the liquidation or reorganization of those subsidiaries, and the consequent rights of noteholders to realize proceeds from the sale of any of those subsidiaries' assets, will be effectively subordinated to the claims of those subsidiaries' creditors, including trade creditors and holders of debt of that subsidiary.

The trading price of the notes may be volatile and can be affected by many factors, including our credit rating.

        The trading price of the notes could be subject to significant fluctuation in response to, among other factors, changes in our operating results, interest rates, the market for non-investment grade securities, general economic conditions and securities analysts' recommendations, if any, regarding our securities.

        Credit rating agencies continually revise their ratings for companies they follow, including us. Any ratings downgrade could adversely affect the trading price of the notes, or the trading market for the notes, to the extent a trading market for the notes develops. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future and any fluctuation may impact the trading price of the notes.

We are a holding company with no operations and may not have access to sufficient cash to make payments on our credit obligations.

        We are a holding company and have limited direct operations. Our most significant assets are the equity interests we hold in our subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our outstanding debt service and other obligations and such dividends may be restricted by law or the instruments governing our indebtedness, including the indenture governing the notes, the agreement governing our senior secured credit facilities or other agreements of our subsidiaries. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness, including the notes. In addition, our subsidiaries are separate and distinct legal entities and, except for our existing and future subsidiaries that will be the guarantors of the notes, any payments on dividends, distributions, loans or advances to us by our subsidiaries could be subject to legal and contractual restrictions on dividends. In addition, payments to us by our subsidiaries will be contingent upon our subsidiaries' earnings. Additionally, we may be limited in our ability to cause our existing and any future joint ventures to distribute their earnings to us. Subject to certain qualifications, our subsidiaries are permitted under the terms of our indebtedness, including the indenture governing the notes, to incur additional indebtedness that may restrict payments from those subsidiaries to us. We can give no assurance that agreements governing the current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient cash to fund payments of principal premiums, if any, and interest on the notes when due. In addition, any guarantee of the notes will be subordinated to any senior secured indebtedness of a subsidiary guarantor to the extent of the assets securing such indebtedness.

Federal and state statutes may allow courts, under specific circumstances, to void the guarantees and require noteholders to return payments received from guarantors.

        Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee could be deemed a fraudulent transfer if the guarantor received less than a reasonably equivalent value in exchange for giving the guarantee and:

  •
  was insolvent on the date that it gave the guarantee or became insolvent as a result of giving the guarantee; or

  •
  was engaged in business or a transaction, or was about to engage in business or a transaction, for which property remaining with the guarantor was an unreasonably small capital; or

  •
  intended to incur, or believed that it would incur, debts that would be beyond the guarantor's ability to pay as those debts matured.

        A guarantee could also be deemed a fraudulent transfer if it was given with actual intent to hinder, delay or defraud any entity to which the guarantor was or became, on or after the date the guarantee was given, indebted.

        The measures of insolvency for purposes of the foregoing considerations will vary depending upon the law applied in any proceeding with respect to the foregoing. Generally, however, a guarantor would be considered insolvent if:

  •
  the sum of its debts, including contingent liabilities, is greater than all its assets, at a fair valuation; or

  •
  the present fair saleable value of its assets is less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

  •
  it could not pay its debts as they become due.

        We cannot predict:

  •
  what standard a court would apply to determine whether a guarantor was insolvent as of the date it issued the guarantee or whether, regardless of the method of valuation, a court would determine that the guarantor was insolvent on that date; or

  •
  whether a court would determine that the payments under the guarantee constituted fraudulent transfers or conveyances on other grounds.

        The indenture contains a "savings clause" intended to limit each subsidiary guarantor's liability under its guarantee to the maximum amount that it could incur without causing the guarantee to be a fraudulent transfer under applicable law. There can be no assurance that this provision will be upheld as intended. In a recent case, the U.S. Bankruptcy Court in the Southern District of Florida found this kind of provision in that case to be ineffective, and held the subsidiary guarantees to be fraudulent transfers and voided them in their entirety. Although this ruling was reversed, there can be no assurance that other courts will not reach the same conclusion as the U.S. Bankruptcy Court in the Southern District of Florida.

        If a guarantee is deemed to be a fraudulent transfer, it could be voided altogether, or it could be subordinated to all other debts of the guarantor. In that case, any payment by the guarantor under its guarantee could be required to be returned to the guarantor or to a fund for the benefit of the creditors of the guarantor. If a guarantee is voided or held unenforceable for any other reason, noteholders would cease to have a claim against the subsidiary based on the guarantee and would be creditors only of NBTY, Inc. and any guarantor whose guarantee was not similarly voided or otherwise held unenforceable.

The lenders under our senior secured credit facilities have the discretion to release the guarantors under our senior secured credit facilities in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the notes.

        While any obligations under our senior secured credit facilities remain outstanding, any guarantee of the notes may be released without action by, or consent of, any holder of the notes or the trustee under the indenture governing the notes, at the discretion of lenders under our senior secured credit facilities, if such guarantor is no longer a guarantor of obligations under our senior secured credit facilities or any other indebtedness. The lenders under our senior secured credit facilities will have the discretion to release the guarantees under our senior secured credit facilities in a variety of circumstances. A noteholder will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to claims of noteholders.

We may not be able to satisfy our obligations to holders of the notes upon a change of control.

        Upon the occurrence of a "change of control," as defined in the indenture, each noteholder will have the right to require us to purchase the notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest. Our failure to purchase, or give notice of purchase of, the notes would be a default under the indenture, which would in turn be a default under our senior secured credit facilities and the indenture governing the notes. In addition, a change of control may constitute an event of default under our senior secured credit facilities and the indenture governing the notes. A default under our senior secured credit facilities and the indenture governing the notes would result in an event of default under the indenture if the lenders accelerate the debt under our senior secured credit facilities or the holders accelerate the debt under the indenture governing the notes.

        If a change of control occurs, we may not have enough assets to satisfy all obligations under the indenture related to the notes. Upon the occurrence of a change of control we could seek to refinance the indebtedness under our senior secured credit facilities and the indenture governing the notes or obtain a waiver from the lenders and noteholders. We can give no assurance, however, that we would be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all. No assurances can be given that any court would enforce the change of control provisions in the indenture governing the notes as written for the benefit of the holders, or as to how these change of control provisions would be impacted were we to become a debtor in a bankruptcy case.

Certain private equity investment funds affiliated with Carlyle own substantially all the equity of Alphabet Holding Company, Inc. ("Holdings"), our sole shareholder, and their interests may not be aligned with those of our noteholders.

        Carlyle owns substantially all the fully diluted equity of Holdings, our sole shareholder, and, therefore, has the power to control our affairs and policies. Carlyle also controls the election of directors, the appointment of management, the entry into mergers, sales of substantially all our assets and other extraordinary transactions. The directors so elected have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. Carlyle's interest could conflict with the interests of our noteholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Carlyle and certain of its affiliates and co-investors, as equity holders, might conflict with the interests of our noteholders. Carlyle also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our noteholders. Additionally, Carlyle is in the business of making investments in companies, and from time to time in the future may acquire interests in businesses that directly or indirectly compete with certain portions of our business, or are suppliers or customers of ours.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the notes.

        As a result of the Merger, we have a significant amount of indebtedness. At September 30, 2011, we had $2.4 billion of indebtedness on a consolidated basis, of which $1.7 billion was secured indebtedness. We also have an additional $200 million of unused commitments under the revolving portion of our senior secured credit facilities, as amended. Our substantial indebtedness could have important consequences. For example, it could:

  •
  make it more difficult for us to satisfy our obligations with respect to the notes;

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

  •
  increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

  •
  restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

  •
  expose us to the risk of increased interest rates as borrowings under our senior secured credit facilities will be subject to variable rates of interest;

  •
  expose us to additional risks related to currency exchange rates and repatriation of funds;

  •
  place us at a competitive disadvantage compared to our competitors that have less debt; and

  •
  limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes.

Restrictive covenants in the indenture governing the notes and the agreements governing the senior secured credit facilities may restrict our ability to pursue our business strategies.

        The indenture governing the notes and the agreement governing the senior secured credit facilities limit our ability, and the terms of any future indebtedness may limit our ability, among other things, to:

  •
  incur or guarantee additional indebtedness;

  •
  make certain investments;

  •
  pay dividends or make distributions on our capital stock;

  •
  sell assets, including capital stock of restricted subsidiaries;

  •
  agree to payment restrictions affecting our restricted subsidiaries;

  •
  consolidate, merge, sell or otherwise dispose of all or substantially all our assets;

  •
  enter into transactions with our affiliates;

  •
  incur liens; and

  •
  designate any of our subsidiaries as unrestricted subsidiaries.

        The restrictions contained in the indenture governing the notes and the agreement governing our senior secured credit facilities also could limit our ability to plan for, or react to, market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.

        A breach of any of these restrictive covenants (to the extent applicable at such time), or our inability to comply with the required financial ratios, could result in a default under the agreement governing our senior secured credit facilities. If a default occurs, the lenders under the senior secured credit facilities may elect to:

  •
  declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable; or

  •
  prevent us from making unscheduled prepayments or payments on the notes,

either of which would result in an event of default under the indenture governing the notes. The lenders also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our senior secured credit facilities also have the right to proceed against the collateral, including our available cash, granted to them to secure the indebtedness. If the indebtedness under our senior secured credit facilities and the notes were to be accelerated, we can give no assurance that our assets would be sufficient to repay in full that indebtedness and our other indebtedness, including the notes.

Despite current indebtedness levels and restrictive covenants, we and our subsidiaries may incur additional indebtedness in the future. This could further exacerbate the risks associated with our substantial financial leverage.

        The indenture governing the notes and the senior secured credit facilities permit us to incur a substantial amount of additional debt, including secured debt. Any additional borrowings under the senior secured credit facilities, and any other secured debt, would be effectively senior to the notes and any guarantees thereof to the extent of the value of the assets securing such indebtedness. If new debt is added to current debt levels, the risks that we now face as a result of our leverage would intensify.

To service our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.

        Our ability to make cash payments on and to refinance our indebtedness, including the notes, and to fund planned capital expenditures, will depend on our ability to generate significant operating cash flow in the future. This, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

        Our business may not generate sufficient cash flow from operations and future borrowings may not be available under our senior secured credit facilities in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we cannot service our indebtedness, we may need to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. The indenture governing the notes and our senior secured credit facilities restrict our ability to sell assets and use the proceeds from such sales.

        If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness (including covenants in our senior secured credit facilities and the indenture governing the notes), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our senior secured credit facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may need to obtain waivers in the future from the required lenders under our senior secured credit facilities to avoid being in default. If we breach our covenants under our senior secured credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior secured credit facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could negatively impact our business.

        In the current volatile credit market, there is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including extending credit up to the maximum permitted by our senior secured credit facilities and otherwise accessing capital or honoring loan commitments. If our lenders are unable to fund borrowings under their credit commitments with us, or we are unable to borrow, it could be difficult in this environment to replace our senior secured credit facilities on similar terms.

Item 2.    Properties

        United States.    At September 30, 2011, we owned a total of approximately 2.8 million square feet, and leased approximately 2.1 million square feet, of administrative, manufacturing, warehouse and distribution space in various locations in the United States and its territories. In addition, at September 30, 2011, we operated 443 Vitamin World retail locations in 43 states in the United States, Guam, Puerto Rico and the Virgin Islands. Generally, we lease retail properties for five to ten years at varying annual base rents and percentage rents. The Vitamin World retail stores have an average of approximately 1,230 square feet.

        UK/Ireland.    Holland & Barrett owns a 270,000 square foot administrative and distribution facility and a 133,220 square foot manufacturing facility in Burton, United Kingdom. Holland & Barrett owns a 30,000 square foot administrative facility in Nuneaton, United Kingdom. Solgar leases 50,000 square feet of administrative and distribution space in Tring, United Kingdom. We lease all but one of our 949 Holland & Barrett, GNC (UK), Julian Graves and Nature's Way retail stores for varying terms, at varying annual base rents. Thirty-eight Holland & Barrett, four GNC (UK), 36 Julian Graves and 11 Nature's Way stores are subject to percentage rents. Holland & Barrett stores have an average of approximately 971 square feet, Nature's Way stores have an average of approximately 847 square feet; the GNC (UK) stores have an average of approximately 875 square feet, and the Julian Graves stores have an average of approximately 672 square feet.

        Netherlands.    De Tuinen leases a 64,600 square foot administrative and distribution facility in Beverwijk. At September 30, 2011, De Tuinen leased locations for 101 retail stores on varying terms at varying annual base rents. Of these, 91 are operated as company stores and eight are sub-leased to, and operated by, franchisees. In addition, two franchisees operate a location that the franchisee leases directly from a third party landlord. No De Tuinen store is subject to percentage rents. De Tuinen stores are an average of approximately 1,450 square feet.

        Canada.    At September 30, 2011, Le Naturiste leased a 40,500 square foot administrative facility, consisting of approximately 14,500 square feet of administrative offices and 26,000 square feet of warehouse space, in Montreal, Quebec, and 80 retail locations throughout Canada. Le Naturiste stores each have an average of approximately 766 square feet. Generally, Le Naturiste stores are generally leased for one to five years at varying annual base rents and percentage rents. Vita Health owns a 185,000 square foot manufacturing, packaging, distribution and administration building in Winnipeg, Manitoba. Vita Health also leases a 52,000 square foot distribution facility in Winnipeg, Manitoba.

        China.    On May 14, 2010, our subsidiary, NBTY Global Hong Kong Limited, acquired Ultimate Biopharma (Zhongshan) Corporation ("Ultimate"), a Chinese-foreign joint venture limited company that manufactures softgel capsules. Ultimate owns a 50,000 square foot facility in Zhongshan, China for manufacturing softgel capsules and for administrative offices. In August 2010, Ultimate acquired approximately 20.5 acres of vacant land adjacent to the manufacturing facility. During fiscal 2011, Ultimate leased 11,300 square feet of dormitory space in Zhongshan City. Also during fiscal 2011, one of our subsidiaries entered into a lease, effective September 1, 2011, for 67,800 square feet of warehouse space in Beijing to replace a 32,300 square foot warehouse that closed September 30, 2011.

        The following is a listing, as of September 30, 2011, of all material properties that we own or lease (excluding retail locations, de minimis locations with less than 4,000 square feet and temporary storage facilities leased for less than six months). We are required to pay real estate taxes and maintenance costs relating to most of our leased properties. All our segments benefit from the use of our material properties.

Owned Properties

Location	Type of Facility	Approximate Square Feet
United States:
Prescott, AZ	Manufacturing	65,000
Boca Raton, FL(1)	Administration	58,000
Boca Raton, FL	Manufacturing	84,000
Boca Raton, FL	Distribution	100,000
Deerfield Beach, FL	Packaging	157,000
Pompano Beach, FL	Warehousing	62,000
Augusta, GA	Warehousing	400,000
Carbondale, IL	Administration, Packaging & Distribution	77,000
Carbondale, IL	Administration	15,000
Murphysboro, IL	Warehousing	62,000
South Plainfield, NJ	Administration & Manufacturing	68,000
Bayport, NY	Administration & Storage	12,000
Bayport, NY	Manufacturing	161,500
Bohemia, NY	Administration, Manufacturing & Packaging	169,000
Bohemia, NY	Manufacturing	80,000
Bohemia, NY	Manufacturing & Packaging	75,000
Bohemia, NY	IT	42,000
Holbrook, NY	Administration & Distribution	230,000
Holbrook, NY	Packaging & Engineering	108,000
N. Amityville, NY	Manufacturing	48,300
N. Amityville, NY	Manufacturing	57,000
Ronkonkoma, NY	Administration	110,000
Wilson, NC	Manufacturing	125,000
Hazleton, PA	Distribution	413,600
Canada:
Winnipeg, Manitoba	Manufacturing, Packaging, Distribution & Administration	185,000
China:
Zhongshan	Manufacturing & Packaging	50,000
Zhongshan	Vacant Land—approx. 20.5 acres

(1)
We currently lease several small offices in this building on a short-term basis to unaffiliated tenants.

(Table continued on next page)

(Table continued from prior page)

Location	Type of Facility	Approximate Square Feet
United Kingdom:
Burton	Administration & Distribution	270,000
Burton	Manufacturing	133,200
Nuneaton	Administration	30,000

	Total approximate square feet owned	3,447,600

Leased Properties

Location	Type of Facility	Approximate Square Feet
United States:
Prescott, AZ	Warehousing (term–2015)	29,000
Bentonville, AR	Sales Office (term–February 2012)	4,200
Anaheim, CA	Administration, Manufacturing, Packaging & Distribution (term–2013)	286,100
Anaheim, CA	Manufacturing (term–2013)	64,000
Carson/Gardena, CA	Warehousing & Distribution (term–May 2012)	10,600
Carson, CA	Administration & Packaging (term–2014)	267,500
Carson, CA	Distribution (term–2014)	204,000
Carson, CA	Manufacturing (term–2012)	150,400
Garden Grove, CA	Manufacturing & Packaging (term–December 2016)	140,000
Garden Grove, CA	Warehousing (term–2013)	54,000
Valencia, CA	Manufacturing (term–2012)	20,500
Valencia, CA	Manufacturing (term–2012)	32,000
Naples, FL	Manufacturing (term–February 2013)	14,700
Naples, FL	Manufacturing (term–February 2016)	7,000
Naples, FL	Warehousing (term–month to month)	4,800
Naples, FL	Manufacturing (term–February 2016)	18,000
Naples, FL	Manufacturing (term–February 2016)	5,000
Duluth, GA(1)	Warehousing & Distribution (term–October 2011)	32,000
Murphysboro, IL	Warehousing (term–2012)	30,000
Sparks, NV	Distribution (term–2014)	201,300
Leonia, NJ	Administration & Manufacturing (term–July 2016)	49,500
Leonia, NJ	Warehousing, Packaging & Admin. (term–2012)	18,500
Lyndhurst, NJ	Administration, Packaging & Distribution (term–2017)	130,000
South Plainfield, NJ	Packaging (term–2013)	40,000
Piscataway, NJ	Warehousing (term–2012)	15,000
Bohemia, NY	Administration & Warehousing (term–2020)	110,000
Ronkonkoma, NY	Warehousing (term–November 2013)	83,600
Ronkonkoma, NY	Warehousing (term–2014)	75,000
Canada:
Burnaby, British Columbia	Admin., Warehousing & Distribution (term–2017)	19,000
Montreal, Quebec	Warehousing (term–2018)	26,000
Montreal, Quebec	Administration (term–2018)	14,500
Winnipeg, Manitoba	Warehousing & Administration (term–2017)	52,000

(1)
This facility was closed on October 31, 2011.

(Table continued on next page)

(Table continued from prior page)

Location	Type of Facility	Approximate Square Feet
China:
Beijing	Offices (term–August 2012)	7,080
Beijing(1)	Warehousing (terminated September 2011)	32,300
Beijing(2)	Warehousing (term–2014)	67,800
Zhongshan City	Dormitory (term–2012)	11,300
United Kingdom:
Burton	Offices & Warehouse (term–2024)	43,300
Nuneaton	Administration (term–2012)	8,300
Tring	Administration & Warehousing (term–2016)	25,000
Tring	Warehousing, Distribution & Offices (term–2016)	25,000
Netherlands:
Beverwijk	Administration & Distribution (term–2020)	64,600
New Zealand:
Auckland	Offices & Warehousing (term–2012)	4,800
South Africa:
Randburg	Offices & Warehousing (term–June 2012)	13,800
Spain:
Madrid	Administration & Distribution (term–Dec. 2011)	6,500

	Total approximate square feet leased	2,485,680

	Total approximate square feet owned and leased	5,933,280

(1)
The lease for this warehouse has been terminated, effective September 30, 2011. The square footage of this facility is not included in the Total approximate square feet leased or the Total Approximate square feet owned and leased.

(2)
This warehouse is new, effective September 1, 2011, and replaced a smaller one which closed September 30, 2011.

Warehousing and Distribution

        As of September 30, 2011, we had approximately 3.4 million square feet dedicated primarily to warehousing and distribution. This figure includes our facilities in Long Island, New York; Carbondale and Murphysboro, Illinois; Carson, Garden Grove and Gardena, California; Augusta and Duluth, Georgia; Piscataway, Lyndhurst and Leonia, New Jersey; Boca Raton, Naples and Pompano Beach, Florida; Sparks, Nevada; Hazleton, Pennsylvania; Prescott, Arizona; Burton and Tring, United Kingdom; Winnipeg, Manitoba; Montreal, Quebec, and Burnaby, British Columbia, Canada; Madrid, Spain; Randburg, South Africa; Auckland, New Zealand; Beverwijk, Netherlands and Beijing, Guangshou, Shanghai and Shenzhen China.

        Our Direct Response/Puritan's Pride orders are handled by our domestic distribution center that is integrated with our order entry systems so we typically ship out orders within 24 hours of their receipt. Once a customer's telephone, mail or internet order is completed, our computer system forwards the order to our distribution center, where all necessary distribution and shipping documents are printed to facilitate processing. Then, the orders are prepared, picked, packed and shipped continually throughout the business day. We operate a proprietary, state-of-the-art, automated picking and packing system for frequently shipped items. We are capable of fulfilling 16,000 Direct Response/Puritan's Pride orders daily. A system of conveyors automatically routes boxes carrying merchandise throughout our primary Long Island distribution center for fulfillment of orders. Completed orders are bar-coded and scanned and the merchandise and ship date are verified and entered automatically into the customer order file for access by sales associates before shipment. We currently ship our U.S. orders primarily through the United Parcel Service, Inc., serving domestic markets. In Canada, we currently use various common carriers for shipments, and we primarily use Global Mail for international markets. Holland & Barrett and GNC (UK) use Royal Mail, the U.K. national postal service, and Yodel for deliveries in the United Kingdom, Julian Graves uses APC Overnight for deliveries in the United Kingdom, and Nature's Way uses An Post, the Irish national postal service, for deliveries in Ireland. De Tuinen uses ABC Mail for deliveries in the Netherlands.

        We currently distribute our products to our retail stores from our distribution centers through Company-owned trucks, as well as contract and common carriers in the United States, Canada, Ireland, Netherlands, New Zealand, China, South Africa, Spain and the U.K. Deliveries are made directly to Vitamin World and Le Naturiste stores once per week or once every other week, depending on the needs at various store locations. Deliveries are made directly to Company-owned and operated Holland & Barrett, GNC (UK), Julian Graves, Nature's Way, and De Tuinen stores once or twice per week, depending on each store's inventory requirements. In addition, we ship products overseas in pallet amounts and by container loads. We also operate additional distribution centers in Burton and Tring, United Kingdom; Madrid, Spain; Auckland, New Zealand; Randburg, South Africa; Beverwijk, Netherlands; and Beijing, China.

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

Item 3.    Legal Proceedings

Stock Purchases

        On May 11, 2010, a putative class-action, captioned John F. Hutchins v. NBTY, Inc., et al, was filed in the United States District Court, Eastern District of New York, against NBTY and certain current and former officers, claiming that the defendants made false material statements, or concealed adverse material facts, for the purpose of causing members of the class to purchase NBTY stock at allegedly artificially inflated prices. An amended complaint, seeking unspecified compensatory damages, attorneys' fees and costs, was served on February 1, 2011. The Company moved to dismiss the amended complaint on March 18, 2011 and that motion is pending. We believe the claims to be without merit and intend to vigorously defend this action. At this time, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of any of the defendants.

Employment Class Actions

        On or about July 7, 2010, a putative class action captioned Hamilton and Taylor v. Vitamin World, Inc. was filed against one of our subsidiaries in the Alameda Superior Court, California. Plaintiffs seek to represent a class of employees in connection with several causes of action alleging, among other things, wage and hour violations. Plaintiffs describe the class as all non-exempt current and former employees of Vitamin World Stores in California. The complaint seeks compensatory damages, statutory penalties, restitution, disgorgement of profits, and attorneys' fees and costs in unidentified amounts. To date, the Plaintiffs have filed an amended complaint and discovery is ongoing. The Company challenges the validity of the claims and intends to vigorously defend this action. At this time, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of the defendant. In addition, on or about October 27, 2010, a different set of plaintiffs filed an action captioned Hickman v. Vitamin World, Inc. in Solano County

Superior Court, California. Vitamin World filed a demurrer and motion to abate that action because it is identical to the instant Hamilton complaint and the Hickman action was dismissed on May 31, 2011.

        On or about April 8, 2010, a putative class action captioned Dirickson v. NBTY Acquisition, LLC, NBTY Manufacturing, LLC, NBTY, Inc., and Volt Management Corporation ("Volt") was filed against the Company and certain subsidiaries in the Superior Court of California, County of Los Angeles. Volt is not related to the Company. Plaintiff seeks to represent a class of employees in connection with several causes of action alleging, among other things, wage and hour violations. The complaint seeks damages on behalf of all non-exempt employees within the State of California who worked for Volt or any of the NBTY entities between April 8, 2006 and April 8, 2010, including compensatory damages, unpaid wages, statutory penalties, restitution, unspecified injunctive relief, unjust enrichment and attorneys' fees and costs in unidentified amounts. The NBTY entities have entered into settlement discussions with the plaintiffs, and those discussions are ongoing. Until such settlement is finalized, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of the defendant.

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

Item 4.    [Removed and Reserved]

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

        As of the date of this Report, we are a wholly-owned subsidiary of an affiliate of Carlyle, and there is no public market for our common stock.

Dividend Policy

        We have not paid any cash dividends on our common stock since our incorporation. Future determination as to the payment of cash or stock dividends will depend upon our results of operations, financial condition, capital requirements, restrictions contained in our senior secured credit facilities, limitations contained in the notes, and such other factors as our Board considers appropriate.

        The senior secured credit facilities prohibit our paying dividends or making any other distributions to our stockholder, subject to some exceptions. The indenture under which our notes were issued similarly prohibits our paying dividends or making any other distributions to our stockholder, subject to some exceptions.

        For additional information regarding these lending arrangements and securities, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," and Note 12 to the consolidated financial statements in this Report.

        For information regarding securities authorized for issuance under our equity compensation plans as of September 30, 2011, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Report.

Item 6.    Selected Financial Data

	Fiscal Years Ended September 30,
	Successor(1)	Predecessor
	2011	2010	2009	2008	2007
	(In thousands)
Selected Income Statement Data:
Net sales	$2,958,491	$2,826,737	$2,581,950	$2,179,469	$2,014,506

Costs and expenses:
Cost of sales	1,683,486	1,521,555	1,458,437	1,102,169	966,784
Advertising, promotion and catalog	152,915	137,556	110,098	140,479	120,126
Selling, general and administrative	843,645	767,946	737,786	700,209	619,995
Merger expenses	44,479	45,903	—	—	—
IT project termination costs	—	—	11,718	—	—

Income from operations	233,966	353,777	263,911	236,612	307,601
Interest expense	(195,537)	(30,195)	(34,882)	(18,639)	(16,749)
Miscellaneous, net	1,480	4,133	(61)	13,067	13,124

Income before provision for income taxes	39,909	327,715	228,968	231,040	303,976
Provision for income taxes	9,990	114,045	83,239	77,889	96,044

Net income	$29,919	$213,670	$145,729	$153,151	$207,932

Selected Balance Sheet Data:
Working Capital (including cash and cash equivalents)	$899,698	$849,338	$674,439	$573,402	$564,952
Total assets	5,095,556	2,200,768	1,960,221	1,936,358	1,534,935
Long-term debt, net of current portion	2,369,375	341,128	437,629	538,402	210,106
Total stockholders' equity	1,536,895	1,379,953	1,127,825	998,196	1,055,970

(1)
On October 1, 2010 we consummated the Merger which required us to record purchase accounting adjustments that primarily impacted cost of sales due to recording the acquired inventory to fair value of $122,104, depreciation and amortization expense within our selling, general and administrative costs due to the recording of our property plant and equipment and various intangible assets to fair value as well as additional interest expense relating to the additional long-term debt associated with the Merger. (See Note 3 to our Consolidated Financial Statements for further information regarding the Merger.)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations covers periods before and after the Transactions, as defined below. Accordingly, the discussion and analysis of periods before October 1, 2010 do not reflect the significant impact that the Transactions and Refinancing have had on us, including increased levels of indebtedness and the impact of purchase accounting. In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, the risks and uncertainties described in this Report under the heading "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the section entitled "Risk Factors," and the consolidated financial statements, including the related notes, contained elsewhere herein. All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. All dollar values in this section, unless otherwise noted, are denoted in thousands. Numerical figures have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

Carlyle Transaction

        On October 1, 2010, NBTY consummated the Merger with an affiliate of Carlyle under which the Carlyle affiliate acquired 100% of NBTY for a net purchase price of $3,635,949. The purchase price was funded through the net proceeds of our $1,750,000 senior secured credit facilities, the issuance of $650,000 notes and a cash equity contribution of $1,550,000 from an affiliate of Carlyle. We also refer to the Merger as the "Acquisition" and together with the Refinancing as the "Transactions." For a detailed discussion of the Transactions, see Note 3 to our Consolidated Financial Statements for the year ended September 30, 2011 contained elsewhere herein.

        As a result of the Acquisition and the application of purchase accounting, our assets and liabilities have been adjusted to their fair market values as of October 1, 2010, the closing date of the Acquisition. In addition, we incurred certain acquisition related expenses during the years ended September 30, 2011 and 2010. Specifically, in fiscal 2011our cost of sales increased due to the increased carrying value of our fixed assets and inventory and our selling, general and administrative expenses increased due to the increased depreciation and amortization of our property plant and equipment and intangible assets.

        Additionally, as discussed below in "—Liquidity and Capital Resources," we incurred significant indebtedness in connection with the consummation of the Acquisition, and our total indebtedness and related interest expense is significantly higher than before the Acquisition.

Executive Summary

        We are the leading global vertically integrated manufacturer, distributor and retailer of a broad line of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. We currently market approximately 25,000 SKUs under numerous owned and private-label brands, including Nature's Bounty®, Ester-C®, Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, Flex-A-Min®, SISU®, Knox®, Sundown®, Pure Protein®, Body Fortress®, Worldwide Sport Nutrition®, Natural Wealth®, Puritan's Pride®, Holland & Barrett®, GNC (UK)®, Physiologics®, Le Naturiste®, De Tuinen®, Julian Graves® and Vitamin World®. Our vertical integration includes purchasing raw materials and formulating and manufacturing products, which we then market through the following four channels of distribution.

  •
  Wholesale/U.S. Nutrition—This segment distributes products under various brand names and third-party private labels, each targeting specific market groups which include virtually all major mass merchandisers, club stores, drug store chains and supermarkets. This segment also sells products to independent pharmacies, health food stores, the military and other retailers.

  •
  European Retail—This segment generates revenue through its 660 Holland & Barrett stores (including seven franchised stores in Singapore, six franchised stores in Cyprus, two franchised stores in Malta and one franchised store in each of South Africa, Hungary and United Arab Emirates), 217 Julian Graves stores and 49 GNC (UK) stores in the U.K., 101 De Tuinen stores (including 10 franchised locations) in the Netherlands and 41 Nature's Way stores in Ireland. This revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the internet. Catalogs are strategically mailed to customers who order by mail, internet, or phone.

  •
  North American Retail—This segment generates revenue through its 443 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its Canadian operation of 80 owned and operated Le Naturiste stores.

        Operating data for each of the four distribution channels does not include the impact of any intercompany transfer pricing mark-up, corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include human resources, legal, finance and various other corporate-level activity related expenses. We attribute such unallocated expenses to corporate.

        We have continued to grow through our marketing practices and through a series of strategic acquisitions. Since 1986, we have acquired and successfully integrated more than 30 companies or businesses engaged in the manufacturing, retail and direct response sale of nutritional supplements, including:

  •
  Fiscal 1997: Holland & Barrett;

  •
  Fiscal 1998: Nutrition Headquarters Group;

  •
  Fiscal 2000: Nutrition Warehouse Group;

  •
  Fiscal 2001: Global Health Sciences, NatureSmart and Nature's Way;

  •
  Fiscal 2002: Healthcentral.com, Knox NutraJoint®, and Synergy Plus® product lines/operations;

  •
  Fiscal 2003: Rexall Sundown Inc., Health and Diet Group Ltd. ("GNC (UK)"), FSC Wholesale, and the De Tuinen chain of retail stores;

  •
  Fiscal 2005: Le Naturiste Jean-Marc Brunet ("Le Naturiste"), SISU, Inc. ("SISU") and Solgar Inc. ("Solgar"), formerly a division of Wyeth Consumer Healthcare;

  •
  Fiscal 2007: The Ester-C Company, formerly Zila Nutraceuticals, Inc.;

  •
  Fiscal 2008: Doctor's Trust, Leiner Health Products, Inc. and Julian Graves;

  •
  Fiscal 2010: Ultimate Biopharma (Zhongshan) Corporation; and

  •
  Fiscal 2011: Vitarich Laboratories, Inc. and Sun Valley Natural Products, LLC.

Critical Accounting Estimates and Policies

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These judgments can be subjective and complex, and consequently actual results could differ materially from those estimates and assumptions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As with any set of assumptions and estimates, there is a range of reasonably likely amounts that may be reported.

        The following critical accounting policies have been identified as those that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

        We recognize product revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement to deliver a product, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. The delivery terms for most sales within the Wholesale U.S. Nutrition and Direct Response/E-Commerce segments are F.O.B. destination. Generally, title and risk of loss transfer to the customer at the time the product is received by the customer. With respect to our retail store operations, we recognize revenue upon sale of products to customers. Net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional program incentive allowances.

Allowance for Sales Returns

        Estimates for sales returns are based on a variety of factors, including actual return experience of specific products or similar products. We are able to make reasonable and reliable estimates of product returns based on our 40-year history in this business. We also review our estimates for product returns based on expected return data communicated to us by customers. Additionally, we monitor the levels of inventory at our largest customers to avoid excessive customer stocking of merchandise. Allowances for returns of new products are estimated by reviewing data of any prior relevant new product introduction return information. We also monitor the buying patterns of the end-users of our products based on sales data received by our retail outlets in North America and Europe. Historically, the difference in the amount of actual returns compared to our estimate has not been significant.

Promotional Program Incentive Allowance

        We estimate our allowance for promotional program incentives based on specific outstanding marketing programs and historical experience. The allowance for sales incentives offered to customers is based on various contractual terms or other arrangements agreed to in advance with certain customers. Generally, customers earn such incentives as they achieve sales volumes. We accrue these incentives as a reduction to sales either at the time of sale or over the period of time in which they are earned, depending on the nature of the program. Historically, we have not experienced material adjustments to the estimate of our promotional program incentive allowance and we do not expect that there will be a material change in the future estimates and assumptions we use.

Allowance for Doubtful Accounts

        We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current creditworthiness, as determined by our review of current credit information. We estimate bad debt expense based upon historical experience as well as customer collection issues to adjust the carrying amount of the related receivable to its estimated realizable value. While such bad debt expense historically has been within expectations and allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we had in the past. If the financial condition of one or more of our customers were to deteriorate, additional bad debt expense may be required.

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

Goodwill and Intangible Assets

        Goodwill and indefinite-lived intangibles are tested for impairment annually, or more frequently if impairment indicators are present. Furthermore, we evaluate the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We consider the following to be some examples of important indicators that may trigger an impairment review: (i) a history of cash flow losses at retail stores; (ii) significant changes in the manner or use of the acquired assets in our overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes.

        Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. These evaluations require the use of judgment as to the effects of external factors and market conditions on our operations, and they require the use of estimates in projecting future operating results. If actual external conditions or future operating results differ from our judgments, impairment charges may be necessary to reduce the carrying value of the subject assets. The estimated fair value of an asset could vary, depending upon the different valuation methods employed, as well as assumptions made. This may result in an impairment of the intangible assets and/or goodwill. An impairment charge would reduce operating income in the period it was determined that the charge was needed. We test goodwill annually unless an event occurs that would cause us to believe the value is impaired at an interim date. In conjunction with the Acquisition, we changed our annual impairment testing date to July 1, the first day of our fourth quarter, from September 30, the last day of our fourth quarter, which is the date it had been evaluated the preceding year.

        Acquired intangible assets with finite lives are tested by determining the recoverability of the intangible assets. This is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset.

        No impairment adjustments were deemed necessary as a result of the July 1, 2011 and the September 30, 2010 goodwill and indefinite-lived intangible assets impairment testing. Generally, a 10% change in the estimate of fair value would not have impacted our assessment.

Stock-Based Compensation

        We record the fair value of stock-based compensation awards as an expense over the vesting period on a straight-line basis for all time vesting awards, at the time performance is achieved or probable to be achieved for all performance based awards. To determine the fair value of stock options on the date of grant, we apply the Monte Carlo Simulation option-pricing model, including an estimate of forfeitures. Inherent in this model are assumptions related to expected stock-price volatility, risk-free interest rate, expected life and dividend yield. Expected stock-price volatility is based on our peer groups' historical daily price changes of the underlying stock which are obtained from public data sources. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. We use historical data to estimate expected dividend yield, expected life and forfeiture rates.

Derivatives and Hedging Activities

        All derivative financial instruments are recognized as either assets or liabilities in the consolidated balance sheet and measurement of those instruments is at fair value. Changes in the fair values of those derivatives are reported in earnings or other comprehensive income depending on the designation of the derivative and whether it qualifies for hedge accounting. For derivatives that have been formally designated as cash flow hedges (interest rate swap agreements), the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income and reclassified into earnings when interest expense on the underlying borrowings is recognized. For hedges of the net investment in foreign subsidiaries (cross currency swap agreements), changes in fair value of the derivative are recorded in Other comprehensive income (loss) to offset the change in the value of the net investment being hedged. We do not use derivative financial instruments for trading purposes.

Income Taxes

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

Accruals for Litigation and Other Contingencies

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

        The following table sets forth for the periods indicated, the consolidated statements of income items expressed as a percentage of total net sales. Percentages may not sum to 100% due to rounding.

	Fiscal year ended September 30,
	Successor	Predecessor
	2011	2010	2009
Net sales	100%	100%	100%

Costs and expenses:
Cost of sales	56.9%	53.8%	56.5%
Advertising, promotion and catalog	5.2%	4.9%	4.3%
Selling, general and administrative	28.5%	27.2%	28.6%
Merger expenses	1.5%	1.6%	0.0%
IT project termination costs	0.0%	0.0%	0.5%

	92.1%	87.5%	89.8%

Income from operations	7.9%	12.5%	10.2%

Other income (expense):
Interest	-6.6%	-1.1%	-1.4%
Miscellaneous, net	0.1%	0.1%	0.0%

	-6.6%	-0.9%	-1.4%

Income before provision for income taxes	1.3%	11.6%	8.9%
Provision for income taxes	0.3%	4.0%	3.2%

Net Income	1.0%	7.6%	5.6%

Fiscal Year Ended September 30, 2011 Compared to Fiscal Year Ended September 30, 2010

  Net Sales

        Net sales by segment for the fiscal year ended September 30, 2011 as compared to the fiscal year ended September 30, 2010 were as follows:

	Net Sales by Segment Fiscal year ended September 30,
	2011		2010
	Successor		Predecessor
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale/U.S. Nutrition	$1,764,755	59.7%	$1,734,860	61.4%	$29,895	1.7%
European Retail	711,180	24.0%	645,250	22.8%	65,930	10.2%
Direct Response/E-Commerce	257,466	8.7%	233,972	8.3%	23,494	10.0%
North American Retail	225,090	7.6%	212,655	7.5%	12,435	5.8%

Net sales	$2,958,491	100.0%	$2,826,737	100.0%	$131,754	4.7%

  Wholesale/U.S. Nutrition

        Net sales for the Wholesale/U.S. Nutrition segment were $1,764,755 for fiscal 2011 as compared to $1,734,860 for fiscal 2010. The increase of $29,895 or 1.7% was primarily attributable to:

  •
  $100,578 from domestic branded products, primarily driven by continued growth in key brands (such as Nature's Bounty®) and the sports nutrition brands (such as Pure Protein® and Body Fortress®),

  •
  ($105,138) from domestic private label products (including Contract Manufacturing), primarily driven by the highly competitive environment in the Private Label business, as well as lower sales from certain Contract Manufacturing agreements, and

  •
  $34,455 from international sales.

        We continue to adjust shelf space allocation between the Wholesale/U.S. Nutrition brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen Wholesale/U.S. Nutrition's position in the mass market. Wholesale/U.S. Nutrition continues to leverage valuable consumer sales information obtained from our Vitamin World retail stores and Direct Response/E-Commerce operations to provide our mass-market customers with data and analyses to drive mass market sales.

        We use targeted promotions to grow overall sales. Promotional programs and rebates were $290,663, or 14.0% of sales for fiscal 2011, as compared to $246,654, or 12.3% of sales for fiscal 2010.

        Product returns were $27,562, or 1.3% of sales for fiscal 2011 as compared to $25,203, or 1.3% of sales for fiscal 2010. The product returns for fiscal 2011 and fiscal 2010 were mainly attributable to returns in the ordinary course of business. We expect returns relating to normal operations to trend between 1% to 2% of Wholesale/U.S. Nutrition sales in future quarters.

        One customer, Wal-Mart, represented 25% and 27% of the Wholesale/U.S. Nutrition segment's net sales for fiscal 2011 and 2010, respectively. It also represented 15% and 16% of consolidated net sales for fiscal 2011 and 2010, respectively. The loss of this customer, or any of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace that customer.

  European Retail

        Net sales for this segment increased $65,930, or 10.2%, to $711,180 in fiscal 2011 from $645,250 for fiscal 2010, primarily driven by price increases and promotions as well as a favorable foreign exchange rate. For fiscal 2011 same store sales in U.S. dollars increased 7.1%, or $41,232, as compared to fiscal 2010. In local currency, net sales increased 7.0% and same-store sales increased 3.9% as compared to fiscal 2010. Same-store sales growth is computed on stores that operated for a comparative 12 month period, under the same name and in the same location. Converted stores are excluded from the same-store calculation until there is comparative data under the same name. During fiscal 2011 and 2010, twenty-six and sixty-seven Julian Graves stores, respectively were converted to either Holland & Barrett, GNC (UK) or Nature's Way stores.

        The following is a summary of European Retail store activity for the fiscal years ended September 30, 2011 and 2010:

European Retail stores:	Fiscal 2011	Fiscal 2010
	Successor	Predecessor
Company-owned stores
Open at beginning of the period	1,035	1,004
Opened during the period	31	43
Acquired during the period	3	6
Closed during the period	(29)	(18)

Open at end of the period	1,040	1,035

Franchised stores
Open at beginning of the period	22	28
Opened during the period	10	8
Closed during the period	(4)	(14)

Open at end of the period	28	22

Total company-owned and franchised stores
Open at beginning of the period	1,057	1,032
Opened during the period	41	51
Acquired during the period	3	6
Closed during the period	(33)	(32)

Open at end of the period	1,068	1,057

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased $23,494, or 10.0%, to $257,466 in fiscal 2011 from $233,972 in fiscal 2010, due to strong on-line sales, which were partially offset by a decline in catalog sales. The total number of orders increased approximately 10.4% and the average order size remained consistent for fiscal 2011 as compared to fiscal 2010. On-line net sales comprised 60.6% of this segment's net sales for fiscal 2011 as compared to 55.6% for fiscal 2010.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter.

  North American Retail

        Net sales for this segment increased $12,435, or 5.8%, to $225,090 in fiscal 2011. Same-store sales increased 4.9%. Same-store sales growth was driven by strong performance at the Vitamin World stores. Same-store sales growth is computed on stores that operated for a comparative 12 month period, under the same name and in the same location.

        The following is a summary of North American Retail store activity for the fiscal years ended September 30, 2011 and 2010:

North American Retail stores:	Fiscal 2011	Fiscal 2010
Vitamin World
Open at beginning of the period	457	442
Opened during the period	2	21
Closed during the period	(16)	(6)

Open at end of the period	443	457

Le Naturiste
Open at beginning of the period	81	86
Opened during the period	—	—
Closed during the period	(1)	(5)

Open at end of the period	80	81

Total North American Retail
Open at beginning of the period	538	528
Opened during the period	2	21
Closed during the period	(17)	(11)

Open at end of the period	523	538

  Cost of Sales

        Cost of sales for fiscal 2011 as compared to fiscal 2010 was as follows:

	Fiscal year ended September 30,
	Successor	Predecessor
	2011	2010	$ Change	% Change
Cost of Sales	$1,683,486	$1,521,555	$161,931	10.6%
Percentage of net sales	56.9%	53.8%

        The increase in cost of sales relates primarily to an adjustment of $122,104 to acquired inventory to its fair value as required under purchase accounting in connection with the Acquisition, resulting in a one-time increase in cost of sales as the acquired inventory was sold during the first quarter. Excluding this adjustment, the decrease in cost of sales as a percentage of net sales (52.8%) is attributable to a higher proportion of branded product sales as compared to the prior comparable period, which traditionally have higher gross profit margins than private label product sales, partially offset by higher costs of certain raw materials.

        Due to the competitive pressure in the private label business, we anticipate that cost of sales for our private label business as a percentage of net sales will increase in future quarters. This should adversely affect gross profits during future periods. To address this issue, we are in the process of implementing additional improvements in supply chain management and we are continuing to increase our focus on our branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses for fiscal 2011, as compared to fiscal 2010, were as follows:

	Fiscal year ended September 30,
	Successor	Predecessor
	2011	2010	$ Change	% Change
Advertising, promotion and catalog	$152,915	$137,556	$15,359	11.2%
Percentage of net sales	5.2%	4.9%

        The increase in advertising, promotion and catalog expense is primarily due to media and website advertising.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") for fiscal 2011 as compared to fiscal 2010 were as follows:

	Fiscal year ended September 30,
	Successor	Predecessor
	2011	2010	$ Change	% Change
Selling, general and administrative	$843,645	$767,946	$75,699	9.9%
Percentage of net sales	28.5%	27.2%

        SG&A costs increased by $75,699 compared to fiscal 2010 due to higher amortization expense of $29,209 associated with the increased value of trade-names and customer relationship intangible assets recorded in purchase accounting as a result of the Acquisition; increased payroll and payroll related costs of approximately $17,678; and higher rent and related utilities expenses of approximately $9,803, primarily associated with new store openings in the European Retail segment. In addition, freight costs increased approximately $10,466 due to higher fuel costs, and sales and professional fees increased by $5,686.

  Merger Expenses

        In connection with the Acquisition described above, we incurred charges of $44,479 in fiscal 2011 and $45,903 in fiscal 2010. For fiscal 2011, these charges consisted of $15,660 in financing costs associated with an unused bridge loan, $14,324 for a portion of the transaction fee paid to Carlyle and $14,495 of other Merger related costs. In fiscal 2010, these charges consisted of $29,761 primarily related to legal and professional advisory services and $16,142 of incremental stock-based compensation expense as a result of the mandatory acceleration of vesting of all unvested stock options and restricted stock units in connection with the Acquisition.

  Income from Operations

        Income from operations for fiscal 2011, as compared to fiscal 2010, was as follows:

	Fiscal year ended September 30,
	Successor	Predecessor
	2011	2010	$ Change	% Change
Wholesale/U.S. Nutrition	$283,775	$292,991	$(9,216)	-3.1%
European Retail	118,770	100,865	17,905	17.8%
Direct Response/E-Commerce	59,193	68,018	(8,825)	-13.0%
North American Retail	11,669	10,031	1,638	16.3%
Corporate	(239,441)	(118,128)	(121,313)	102.7%

Total	$233,966	$353,777	$(119,811)	-33.9%

Percentage of net sales	7.9%	12.5%

        The decrease in Wholesale/U.S. Nutrition income from operations is primarily due to higher amortization of intangible assets resulting from the Acquisition offset by higher operating income. The increase in the European Retail segment was related to the increase in sales partially offset by higher SG&A costs (primarily payroll and store occupancy costs). The decrease in Direct Response/E-Commerce income from operations was primarily due to higher freight costs and higher amortization of definite lived intangible assets, offset by higher sales and gross profits. The increase in the North American Retail income was a result of higher sales partially offset by various increases in SG&A (primarily payroll and professional fees). The increase in the expenses included in the Corporate segment relate to the Merger expenses described above as well as an increase in payroll and payroll related costs and $122,104 to record acquired inventory to its fair value as required under purchase accounting in connection with the Acquisition.

  Interest Expense

        Interest expense increased by $165,342 to $195,537 due to higher borrowings associated with the Acquisition described above.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

	Fiscal year ended September 30,
	Successor	Predecessor
	2011	2010	$ Change
Foreign exchange gains	$115	$1,108	$(993)
Investment income	617	711	(94)
Rental income	—	581	(581)
Other	748	1,733	(985)

Total	$1,480	$4,133	$(2,653)

        Miscellaneous, net decreased primarily due to unrealized foreign exchange gains on intercompany balances for fiscal 2011 as compared to fiscal 2010, as well as an insurance settlement received in 2010.

  Provision for Income Taxes

        Our provision for income taxes was impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for fiscal 2011 was 25.0%, compared to 34.8% in the prior fiscal year. The fiscal 2011 effective tax rate is lower than the fiscal 2010 effective tax rate primarily due to the domestic loss for fiscal 2011 due to $122,104 inventory costs associated with the Acquisition as well as $44,479 of Merger costs. Due to these additional costs, certain foreign benefits and other deductions which offset the tax expense became higher in proportion to the net tax expense and thus decreased the effective tax rate for fiscal 2011.

Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009

  Net Sales

        Net sales by segment for fiscal 2010 as compared to the fiscal year ended September 30, 2009 were as follows:

	Net Sales by Segment Fiscal year ended September 30,
	2010		2009
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale/U.S. Nutrition	$1,734,860	61.4%	$1,557,089	60.3%	$177,771	11.4%
European Retail	645,250	22.8%	601,574	23.3%	43,676	7.3%
Direct Response/E-Commerce	233,972	8.3%	221,409	8.6%	12,563	5.7%
North American Retail	212,655	7.5%	201,878	7.8%	10,777	5.3%

Net sales	$2,826,737	100.0%	$2,581,950	100.0%	$244,787	9.5%

  Wholesale/U.S. Nutrition

        Net sales for the Wholesale/U.S. Nutrition segment were $1,734,860 for fiscal 2010, as compared to $1,557,089 for fiscal 2009. The increase of $177,771 or 11.4% was primarily attributable to:

  •
  $103,225 from domestic branded products, primarily driven by continued growth in key brands such as (Nature's Bounty®) and the sports nutrition brands (such as Pure Protein® and Body Fortress®),

  •
  $37,122 from domestic private label products, primarily driven by increased sales to existing customers, and

  •
  $37,424 from international sales.

        We use targeted promotions to grow overall sales. Promotional programs and rebates were $246,654, or 12.3% of sales for fiscal 2010, as compared to $174,731, or 9.9% of sales for fiscal 2009. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis. This increase is a result of the industry focus on driving increased revenues through enhanced promotional activity.

        Product returns were $25,203, or 1.3% of sales for fiscal 2010, as compared to $31,514 or 1.8% of sales for fiscal 2009. The product returns for fiscal 2010 and fiscal 2009 were mainly attributable to returns in the ordinary course of business.

        One customer, Wal-Mart, represented 27% and 30% of the Wholesale/U.S. Nutrition segment's net sales for fiscal 2010 and 2009, respectively. It also represented 16% and 18% of consolidated net sales for fiscal 2010 and 2009, respectively. The loss of this customer, or any of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace that customer.

  European Retail

        Net sales for this segment increased $43,676, or 7.3%, to $645,250 in fiscal 2010 from $601,574 in fiscal 2009. Same store sales in U.S. dollars increased 4.3%, or $23,779, as compared to fiscal 2009. In local currency, net sales increased 6.7% and same store sales increased 3.7% as compared to fiscal 2009. Same-store sales growth is computed on stores that operated for a comparative 12 month period, under the same name and in the same location. During fiscal 2010, 67 Julian Graves stores were converted to either Holland & Barrett, GNC (UK) or Nature's Way stores.

        The following is a summary of European Retail store activity for the fiscal years ended September 30, 2010 and 2009:

European Retail stores:	Fiscal 2010	Fiscal 2009
Company-owned stores
Open at beginning of the period	1,004	975
Opened during the period	43	28
Acquired during the period	6	3
Closed during the period	(18)	(2)

Open at end of the period	1,035	1,004

Franchised stores
Open at beginning of the period	28	22
Opened during the period	8	9
Closed during the period	(14)	(3)

Open at end of the period	22	28

Total company-owned and franchised stores
Open at beginning of the period	1,032	997
Opened during the period	51	37
Acquired during the period	6	3
Closed during the period	(32)	(5)

Open at end of the period	1,057	1,032

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased $12,563, or 5.7%, for fiscal 2010. The total number of orders increased approximately 9% and the average order size remained consistent for fiscal 2010 as compared to fiscal 2009. On-line net sales comprised 56% of this segment's net sales for fiscal 2010 as compared to 50% for fiscal 2009.

        This segment varies its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter.

  North American Retail

        Net sales for this segment increased $10,777, or 5.3%, to $212,655 for fiscal 2010. Same store sales increased 4%, representing $7,987 of the overall increase in net sales. Same-store sales growth was driven by strong performance at the Vitamin World stores, as the business continues to benefit from updated in-store signage, SKU rationalization and a shift in the promotional strategy to an everyday low price rather than special savings days, which was the strategy in prior years. Same-store sales growth is computed on stores that operated for a comparative 12 month period, under the same name and in the same location.

        The following is a summary of North American Retail store activity for the fiscal years ended September 30, 2010 and 2009:

North American Retail stores:	Fiscal 2010	Fiscal 2009
Vitamin World
Open at beginning of the period	442	441
Opened during the period	21	9
Closed during the period	(6)	(8)

Open at end of the period	457	442

Le Naturiste
Open at beginning of the period	86	81
Opened during the period	—	6
Closed during the period	(5)	(1)

Open at end of the period	81	86

Total North American Retail
Open at beginning of the period	528	522
Opened during the period	21	15
Closed during the period	(11)	(9)

Open at end of the period	538	528

  Cost of Sales

        Cost of sales for fiscal 2010, as compared to fiscal 2009, was as follows:

	Fiscal year ended September 30,
	2010	2009	$ Change	% Change
Cost of Sales	$1,521,555	$1,458,437	$63,118	4.3%
Percentage of net sales	53.8%	56.5%

        Cost of sales as a percentage of net sales was 53.8% for fiscal 2010, as compared to 56.5% for fiscal 2009. Fiscal 2009 was affected by historically high levels of raw material and other manufacturing costs that were not offset by higher prices charged to customers. Fiscal 2010 experienced a more stable raw materials environment as well as efficiencies generated in manufacturing and supply chain management brought about by economies of scale. In addition, fiscal 2010 had a higher proportion of branded product sales which traditionally have higher profit margins, as compared to fiscal 2009.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses for fiscal 2010, as compared to fiscal 2009, were as follows:

	Fiscal year ended September 30,
	2010	2009	$ Change	% Change
Advertising, promotion and catalog	$137,556	$110,098	$27,458	24.9%
Percentage of net sales	4.9%	4.3%

        The increase in advertising, promotion and catalog expense is primarily due to an increase in customer co-operative advertising of $11,883. In addition, domestic television advertising for some of our major brands increased $4,508 and internet advertising increased approximately $5,107.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") for fiscal 2010 as compared to fiscal 2009 were as follows:

	Fiscal year ended September 30,
	2010	2009	$ Change	% Change
Selling, general and administrative	$767,946	$737,786	$30,160	4.1%
Percentage of net sales	27.2%	28.6%

        SG&A costs increased due to higher payroll and payroll related costs of approximately $13,499 and higher rent and related utilities expenses of approximately $6,167, primarily associated with new store openings in the European Retail segment. In addition, freight costs increased approximately $5,231 as compared to fiscal 2009. Also, during fiscal 2010, we recorded a charge of $3,533 for the write-down of an intangible asset associated with a contract manufacturing agreement that is not expected to be renewed.

  Merger Expenses

        In connection with the Acquisition described above, we incurred charges of $45,903 during fiscal 2010. These charges consisted of $26,259 primarily related to legal and professional advisory services and $16,142 of incremental stock-based compensation expense as a result of the mandatory acceleration of vesting of all unvested stock options and restricted stock units in connection with the Acquisition. Of these total expenses, $38,123 were contingent upon the closing of the Acquisition.

  Income from Operations

        Income from operations for fiscal 2010, as compared to fiscal 2009, was as follows:

	Fiscal year ended September 30,
	2010	2009	$ Change	% Change
Wholesale/U.S. Nutrition	$292,991	$180,660	$112,331	62.2%
European Retail	100,865	89,747	11,118	12.4%
Direct Response/E-Commerce	68,018	57,442	10,576	18.4%
North American Retail	10,031	1,420	8,611	606.4%
Corporate	(118,128)	(65,358)	(52,770)	80.7%

Total	$353,777	$263,911	$89,866	34.1%

Percentage of net sales	12.5%	10.2%

        The increase in Wholesale/U.S. Nutrition income from operations was primarily due to higher sales and gross profits, partially offset by higher advertising expenses. The increase in the European Retail segment was related to the increase in sales, partially offset by higher SG&A costs (primarily payroll and store occupancy costs). The increase in Direct Response/E-Commerce and North American Retail income from operations was primarily due to higher sales and gross profits. In addition, the Direct Response/E-Commerce, European Retail and North American Retail segments in fiscal 2009 included a write-off for IT project termination costs that did not recur in fiscal 2010. The increase in the expenses included in the Corporate segment relate to the merger expenses described above as well as an increase in payroll and payroll related costs.

  Interest Expense

        Interest expense decreased $4,687 due to lower principal balances outstanding on our term loan during fiscal 2010. See "—Liquidity and Capital Resources" below for information relating to our levels of indebtedness following the Transactions.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

	Fiscal year ended September 30,
	2010	2009	$ Change
Foreign exchange gains (losses)	$1,108	$(3,595)	$4,703
Investment income	711	1,134	(423)
Rental income	581	1,650	(1,069)
Other	1,733	750	983

Total	$4,133	$(61)	$4,194

        Miscellaneous, net increased primarily due to unrealized foreign exchange gains on intercompany balances for fiscal 2010 as compared to unrealized foreign exchange losses in fiscal 2009.

  Provision for Income Taxes

        Our provision for income taxes was impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for fiscal 2010 was 34.8%, compared to 36.4% in the prior fiscal year. The fiscal 2010 effective tax rate is lower than the fiscal 2009 effective tax primarily due to a higher domestic production deduction in fiscal 2010 as well as a decrease in foreign losses for which a valuation allowance was recorded.

Liquidity and Capital Resources

        Our primary sources of liquidity and capital resources are cash generated from operations and funds available under our revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

        On October 1, 2010, we entered into senior secured credit facilities totaling $2,000,000, consisting of $1,750,000 term loan facilities and a $250,000 revolving credit facility. In addition, we issued $650,000 aggregate principal amount of notes with an interest rate of 9% and a maturity date of October 1, 2018.

        On March 1, 2011, NBTY, Holdings, Barclays Bank PLC, as administrative agent and several other lenders entered into the First Amendment and Refinancing Agreement to the Credit Agreement under which we repriced our loans and amended certain other terms under our credit facilities. Under the terms of the Refinancing, the original $250,000 term loan A and $1,500,000 term loan B were replaced with a new $1,750,000 term loan B-1 and the $250,000 revolving credit facility was modified to $200,000. Borrowings under term loan B-1 bear interest at a floating rate which can be, at our option, either (i) Eurodollar rate plus an applicable margin, or (ii) base rate plus an applicable margin, in each case, subject to a Eurodollar rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-1 and the revolving credit facility is 3.25% per annum for Eurodollar loans and 2.25% per annum for base rate loans, with a step-down in rate for the revolving credit facility upon the achievement of a certain total senior secured leverage ratio. Substantially all other terms are consistent with the original term loan B, including the amortization schedule of term loan B-1 and maturity dates.

        In addition, the terms of the Refinancing require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined in the credit agreement, if at any time amounts are outstanding under the revolving credit facility (including swingline loans and letters of credit). During fiscal 2011, no amounts were outstanding under the revolving credit facility. All other financial covenants required by the senior secured credit facilities were removed as part of the Refinancing.

        As a result of the Refinancing, $20,823 of previously capitalized deferred financing costs were expensed. In addition, $2,394 of the call premium on term loan B and termination costs on interest rate swap contracts of $1,525 were expensed. Financing costs capitalized in connection with the Refinancing of $24,320, consisting of bank fees of $11,714 and the remaining portion of the call premium on term loan B of $12,606, will be amortized over the remaining term using the effective interest rate method. We anticipate that cash interest over the twelve months following the Refinancing will be lower by an estimated $34,000.

        The indenture and the senior secured credit facilities contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to:

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

        Our ability to make payments on and to refinance our indebtedness, including the notes, will depend on our ability to generate cash in the future. We believe that our cash on hand, together with cash from operations and, if required, borrowings under the revolving portion of our senior secured credit facilities, will be sufficient for our cash requirements for the next twelve months.

        We or our affiliates may at any time and from time to time purchase notes or our other indebtedness. Any such purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as well as with such consideration as we or any of our affiliates may determine.

        We expect our fiscal 2012 capital expenditures to be in excess of recent periods due to our increased investments in the business.

        The following table sets forth, as of the dates indicated, cash balances and working capital:

	Fiscal year ended September 30,
	Successor	Predecessor
	2011	2010	2009
Cash and cash equivalents	$394,406	$346,483	$106,001
Working capital (including cash and cash equivalents)	$899,698	$849,338	$674,439

        The following table sets forth, for the period indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Fiscal year ended September 30,
	Successor	Predecessor
	2011	2010	2009
Cash flow provided by operating activities	$284,637	$371,752	$136,937
Cash flow used in investing activities	$(4,032,043)	$(82,103)	$(27,992)
Cash flow provided by (used in) financing activities	$3,798,238	$(47,227)	$(91,716)
Total inventory turnover	2.33	2.33	2.35
Finished goods inventory turnover (excluding bulk)	4.28	4.89	5.42
Days sales outstanding in accounts receivable	30	30	37

        We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. Cash and cash equivalents held by our foreign subsidiaries are subject to U.S. income taxes upon repatriation to the U.S. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law. However, during 2010, we permanently reinvested a portion of our foreign earnings outside of the U.S.

        The increase in working capital of $50,360, as compared to September 30, 2010, was primarily due to increased cash balances, decreased current portion of long term debt due to the Transactions, partially offset by higher accounts payable balances. Cash provided by operating activities was $284,637 during fiscal 2011, a decrease of $87,115, which was primarily attributable to increased interest expenses, partially offset by higher operating income after adjustments for non-cash items. During fiscal 2011, cash flows used in investing activities consisted primarily of cash paid for acquisitions relating to the Merger and purchases of property, plant and equipment. During fiscal 2011, cash flows from financing activities primarily related to borrowings and capital contributions related to the Merger and Transactions offset by payments for financing fees and principal payments under long-term debt agreements and capital lease obligations.

        The increase in working capital as of September 30, 2010 as compared to September 30, 2009 of $174,899 was primarily due to increased cash balances, partially offset by higher accounts payable balances and higher short-term debt. Cash provided by operating activities during fiscal 2010 was mainly attributable to net income and changes in operating assets and liabilities. The overall increase in cash provided by operating activities of $234,815 during fiscal 2010 as compared to fiscal 2009 was mainly attributable to increased net income, a consistent level of inventory as compared to prior years and an increase in accrued expenses and other liabilities. During fiscal 2010, cash flows used in investing activities consisted primarily of purchases of property, plant and equipment and cash paid for acquisitions, offset by proceeds received from the sale of municipal bond investments. During fiscal 2010, cash flows used in financing activities related to the principal payments under long-term debt agreements and capital lease obligations, offset by proceeds from the exercise of stock options.

Consolidated EBITDA

        EBITDA consists of earnings before interest expense, taxes, depreciation and amortization. Consolidated EBITDA, as defined in our senior secured credit facilities, eliminates the impact of a number of items we do not consider indicative of our ongoing operating performance. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. Consolidated EBITDA is a component of certain covenants under our senior secured credit facilities. We present EBITDA and Consolidated EBITDA because we consider these items to be important supplemental measures of our performance and believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industries with similar capital structures. We believe issuers of debt securities also present EBITDA and Consolidated EBITDA because investors, analysts and rating agencies consider it useful in measuring the ability of those issuers to meet debt service obligations. We believe that these items are appropriate supplemental measures of debt service capacity because cash expenditures for interest are, by definition, available to pay interest, and tax expense is inversely correlated to interest expense because tax expense goes down as deductible interest expense goes up; and depreciation and amortization are non-cash charges.

        EBITDA and Consolidated EBITDA have limitations as analytical tools, and you should not consider these items in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

        In addition, in calculating Consolidated EBITDA, we make certain adjustments that are based on assumptions and estimates that may prove inaccurate.

        In evaluating Consolidated EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of Consolidated EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

        The following table reconciles net income to EBITDA and Consolidated EBITDA for fiscal 2011:

Fiscal 2011
Net income	$29,919
Interest expense	195,537
Income tax provision	9,990
Depreciation and amortization	103,335

EBITDA	338,781
Merger related costs(a)	44,479
Inventory fair value adjustment(b)	122,104
Severance costs(c)	5,055
Stock-based compensation(d)	1,788
Management fee(e)	3,000
Pro forma cost savings(f)	24,320
Other non-recurring items(g)	16,574

Consolidated EBITDA	$556,101

(a)
Reflects the exclusion of costs incurred in connection with the Merger, including $15,660 of financing costs associated with an unused bridge loan, $14,324 representing the portion of the one-time sponsor transaction fee and $14,495 relating to other Merger related costs.

(b)
Reflects the exclusion of the sell-through of the increased fair value of opening inventory at acquisition required under purchase accounting.

(c)
Reflects the exclusion of severance costs incurred at NBTY's various subsidiaries.

(d)
Reflects the exclusion of non-cash expenses related to stock options.

(e)
Reflects the exclusion of the Carlyle management fee.

(f)
Reflects 12 months of prospective savings in accordance with the Credit Agreement; specifically, the amount of cost savings expected to be realized from operating expense reductions and other operating improvements as a result of specified actions taken or initiated, less the amount of any actual cost savings realized during the period.

(g)
Reflects the exclusion of non-recurring items such as one-time legal expenses, consulting expenses and asset dispositions that were not material.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements. For additional information relating to certain contractual cash obligations see below.

Contractual Obligations

        A summary of contractual cash obligations as of September 30, 2011 is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt, excluding interest	$2,386,875	$17,500	$35,000	$35,000	$2,299,375
Interest	867,215	142,212	276,917	261,267	186,819
Operating leases	734,334	118,741	195,322	146,383	273,888
Purchase commitments	177,740	171,426	6,314	—	—
Capital commitments	7,380	7,380	—	—	—
Employment and consulting agreements	7,450	1,700	3,400	2,350

Total contractual cash obligations	$4,180,994	$458,959	$516,953	$445,000	$2,760,082

        Future interest expense included in the above table on our variable rate debt is calculated based on the current rate. Variable interest on our senior secured credit facilities, included in the above table, is calculated assuming the current interest rate of 4.25% (which includes a 3.25% spread over the LIBOR floor of 1.00%) remains in effect for all future periods. To the extent future LIBOR rates are greater than 1.00%, actual future interest expense will be greater than noted in the above table.

        We conduct retail operations under operating leases, which generally have lease terms between 5 and 15 years, with the longest lease term expiring in 2039. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales, plus certain tax and maintenance costs. At September 30, 2011, we had $734,334 in future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year are noted in the above table.

        During fiscal 2011, no one supplier individually represented greater than 10% of our raw material purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations. We were committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements, some of which extend beyond one year, with fixed price provisions aggregating $177,740 at September 30, 2011. Generally, most of our purchase commitments are cancelable at our discretion until the order has been shipped, but require repayment of all expenses incurred through the date of cancellation.

        We had $7,380 in open capital commitments at September 30, 2011, primarily related to leasehold improvements, as well as manufacturing equipment, computer hardware and software.

        At September 30, 2011, we had a liability of $10,687 for unrecognized tax benefits, the recognition of which would have an effect of $8,195 on income tax expense and the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Seasonality

        Although we believe that our business is not seasonal in nature, historically we have experienced, and expect to continue to experience, a substantial variation in our net sales and operating results from quarter to quarter. The factors that influence this variability of quarterly results include general economic and industry conditions affecting consumer spending, changing consumer demands and current news on nutritional supplements, the timing of our introduction of new products, promotional program incentives offered to customers, the timing of catalog promotions, the level of consumer acceptance of new products and actions of competitors. Accordingly, a comparison of our results of operations from consecutive periods is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future performance. Additionally, we may experience higher net sales in a quarter depending upon when we have engaged in significant promotional activities.

Foreign Currency

        Approximately 32%, 29% and 29% of our net sales for fiscal 2011, 2010 and 2009, respectively, were denominated in currencies other than U.S. dollars, principally British pound and, to a lesser extent euros, Canadian dollars and Chinese yuan. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on us, as this would result in a decrease in our consolidated operating results.

        Our foreign subsidiaries accounted for the following percentages of assets and total liabilities as of September 30, 2011 and 2010:

	Successor	Predecessor
	2011	2010
Assets	24%	26%
Total liabilities	4%	16%

        The significant decrease in foreign denominated liabilities as a percentage of total liabilities is a direct result of the financing related to the Merger, of which all of this debt is denominated in the U.S dollar.

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. dollars. This process results in exchange rate gains and losses, which are included as a separate component of stockholders' equity under the caption "Accumulated other comprehensive income."

        During fiscal 2011, 2010 and 2009, translation losses of $20,196, $4,603 and $16,129, respectively, were included in determining other comprehensive income. Accordingly, cumulative translation losses of approximately $20,196 and $1,730 were included as part of accumulated other comprehensive income within the consolidated balance sheet at September 30, 2011 and 2010, respectively.

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

Recent Accounting Developments

        In June 2011, the Financial Accounting Standards Board ("FASB") amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, however the requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income, has been temporarily delayed by the FASB until further evaluation can be done on the implementation impact. We are currently evaluating the impact of adopting this guidance on our financial statements.

        In September 2011, the FASB issued guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the guidance is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

(Dollar amounts are in thousands, unless otherwise noted.)

        We are subject to currency fluctuations, primarily with respect to the British pound, the euro, the Canadian dollar and the Chinese yuan, and interest rate risks that arise from normal business operations. We regularly assess these risks.

        We have subsidiaries whose operations are denominated in foreign currencies (primarily the British pound, the euro, the Canadian dollar and the Chinese yuan). We consolidate the earnings of our foreign subsidiaries by translating them into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the remeasurement of these foreign currency denominated transactions results in increased net sales, operating expenses and net income. Similarly, our net sales, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.

        To manage the potential exposure from adverse changes in currency exchange rates, specifically the British pound, arising from our net investment in British pound denominated operations, on December 16, 2010, we entered into three cross currency swap contracts to hedge a portion of the net investment in our British pound denominated foreign operations. As of September 30, 2011, the aggregate notional amount of the swap contracts is 194,200 British pounds (approximately $303,000 U.S. dollars), with a forward rate of 1.56, and a termination date of September 30, 2017.

        Net sales denominated in foreign currencies were approximately $937,586, or 32% of total net sales, for fiscal 2011. A majority of our foreign currency exposure is denominated in British pounds and Canadian dollars. For fiscal 2011, as compared to the prior comparable period, the British pound increased 3% as compared to the U.S. dollar and the Canadian dollar increased 6% as compared to the U.S. dollar. The combined effect of the changes in these currency rates resulted in an increase of $25,925 in net sales and an increase of $3,453 in operating income.

        We are exposed to changes in interest rates on our senior secured credit facilities. During December 2010, we entered into three interest rate swap contracts that we subsequently terminated in connection with the Refinancing, resulting in a termination payment of $1,525. During March 2011, we entered into three interest rate swap contracts to fix the LIBOR indexed interest rates on a portion of our senior secured credit facilities until the indicated expiration dates of these swap contracts. Each swap contract has an initial notional amount of $333,333 (for a total of one billion dollars), with a fixed interest rate of 1.92% for a four-year term. The notional amount of each swap decreases to $266,666 in December 2012, decreases to $166,666 in December 2013 and has a maturity date of December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior secured credit facilities are swapped for fixed interest payments.

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. Assuming our senior secured credit facilities are fully drawn, each one eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on our senior secured credit facilities by approximately $1,200 per year.

Item 8.    Financial Statements and Supplemental Data

        See the "Index to Consolidated Financial Statements" located on page 94 of this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer ("CFO"), we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act as of the end of the period covered by this Report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the three months ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, management assessed, as of September 30, 2011, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment using those criteria, management concluded that our internal control over financial reporting, as of September 30, 2011, was effective.

        The effectiveness of our internal control over financial reporting as of September 30, 2011 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

        Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The following table sets forth the names and ages of members of our Board of Directors (the "Board" or "Directors") and executive officers and the positions they held with us as of November 1, 2011, each of whom serves an indefinite term until his or her successor has been appointed and qualified.

Name	Age	Position
Sandra Horbach	51	Chairman of the Board
David Bernauer	67	Director
Marco De Benedetti	49	Director
Robert Essner	64	Director
Allan Holt	59	Director
Elliot Wagner	35	Director
Jeffrey Nagel	47	Director and CEO
Michael Collins	48	CFO
Irene Fisher	46	Senior Vice President—General Counsel
James Flaherty	54	Senior Vice President—Marketing and Advertising
Harvey Kamil	67	Vice Chairman
Hans Lindgren	50	Senior Vice President—Operations and Corporate Secretary
Karla Packer	52	Senior Vice President—Human Resources
Glenn Schneider	42	Senior Vice President—Global Wholesale

Sandra Horbach

        Sandra Horbach has served as a member of our Board since October 2010 and Chairman of the Board since May 2011. She is a Managing Director of Carlyle, where she focuses on U.S. buyout investment opportunities in the consumer and retail industries and serves as head of the Global Consumer and Retail team. She currently serves on the Board of Directors of Dunkin' Brands and CVC Brasil Operadora e Agencia de Viagens S.A. Ms. Horbach is a member of the Board of Trustees and Chairs the Investment Committee at Rockefeller University, is a member of the Stanford Business School Advisory Council, and serves on the Board of Trustees of The Chapin School in New York. Before joining Carlyle, Ms. Horbach spent 18 years at Forstmann Little, a private investment firm. She also spent two years in the mergers and acquisition department of Morgan Stanley. Ms. Horbach received her Masters in Business Administration from the Stanford University Graduate School of Business and her Bachelor of Arts from Wellesley College. This experience, in particular her extensive experience in the retail and consumer industries, and her experience on other boards, led to the conclusion that Ms. Horbach should serve as a Director.

David Bernauer

        David Bernauer has served as a member of our Board since February 2011. He is the retired Chairman and Chief Executive Officer of Walgreen Co. He previously served as Chairman of Walgreen from July 2006 until July 2007. From 2003 until July 2006, Mr. Bernauer served as Chairman and Chief Executive Officer of Walgreen. From 2002 to 2003, he served as President and Chief Executive Officer of Walgreen; from 1999 to 2002 as President and Chief Operating Officer of Walgreen; and he has served in various management positions, with increasing areas of responsibility at Walgreen since 1966. Currently, he also is a Director of Lowe's Companies, Inc. Mr. Bernauer also served on the Board of Office Dept, Inc. from 2004 to April 2011.This experience, including his prior executive and other leadership roles at a major national retailer, led to the conclusion that Mr. Bernauer should serve as a Director.

Marco De Benedetti

        Marco De Benedetti has served as a member of our Board since October 2010. He is a Partner and Managing Director of Carlyle and Co-Head of its Europe buyout team. He is based in Milan, Italy. Mr. De Benedetti serves on the Board of Directors of Cofide S.p.A (since 1994) and the Board of Directors and remuneration committee of Parmalat S.p.A (since 2005), Moncler (since 2008) and Commscope (since 2010). Before joining Carlyle, Mr. De Benedetti was the Chief Executive Officer of Telecom Italia. Mr. De Benedetti was the Chief Executive Officer of Telecom Italia Mobile from 1999 until its merger with Telecom Italia. Previously, Mr. De Benedetti was the Chairman of Infostrada, the main alternative fixed-line carrier for voice services and internet access in Italy, and Chief Executive Officer of Olivetti Telemedia, the telecommunications and multimedia business of the Olivetti Group. Between 1987 and 1989, Mr. De Benedetti worked for Wasserstein, Perrella & Co. in New York. In 1990, he joined the Olivetti Group as Assistant to the Chief Executive Officer of Olivetti Systems and Networks, and he was later appointed as Group Director of Marketing and Services. In 1992, he was appointed General Manager of Olivetti Portugal. Mr. De Benedetti received his Bachelor's degree in history and economics from Wesleyan University and his Masters in Business Administration from the Wharton School at the University of Pennsylvania. This experience, in particular his extensive executive and business management experience, led to the conclusion that Mr. De Benedetti should serve as a Director.

Robert Essner

        Robert Essner has served as a member of our Board since February 2011. He is a Senior Advisor at Carlyle focused on identifying and evaluating global investment opportunities in the healthcare sector. Mr. Essner was Chairman and Chief Executive Officer for Wyeth from 2003 until 2008. Mr. Essner worked for 32 years in the pharmaceutical industry and during that time served in many leadership roles, including Chairman of the Pharmaceutical Research and Manufacturers Association. Mr. Essner is currently Lead Director of MassMutual. He served as Chairman of the not-for-profit Children's Health Fund Corporate Council for 13 years and is presently on their Board of Trustees. Mr. Essner is Executive-in-Residence and Adjunct Professor at Columbia Business School, where he teaches courses in Healthcare Management. Mr. Essner received a Master's degree from the University of Chicago and a Bachelor's degree from Miami University. This experience, including his extensive background and experience in the pharmaceutical industry, led to the conclusion that Mr. Essner should serve as a Director.

Allan Holt

        Allan Holt has served as a member of our Board since October 2010. Mr. Holt, a Partner and Managing Director of Carlyle, is currently the head of its U.S. Buyout group. Mr. Holt is a graduate of Rutgers University and received his M.B.A. from the University of California, Berkeley. He serves on the boards of directors of Booz Allen Hamilton Holding Corporation, HD Supply, Inc., and SS&C Technologies, Inc., the boards of managers of HCR ManorCare, LLC and HCRMC Operations, LLC, as well as on the non-profit boards of directors of The Barker Foundation Endowment Fund, The Hillside Foundation, Inc., The National Children's Museum and The Smithsonian National Air and Space Museum. Mr. Holt also served on the boards of directors of Aviall, Inc. (from 2001 to 2006), Sequa Corporation (2007 until February 2011) and Vought Aircraft Industries, Inc. (from 2000 to June 2010). This experience, including his extensive experience in finance and his experience on other boards, led to the conclusion that Mr. Holt should serve as a Director.

Elliot Wagner

        Elliot Wagner has served as a member of our Board since October 2010. He is a Principal of Carlyle, where he focuses on U.S. buyout opportunities in the consumer and retail sector. From 2000 to 2008, Mr. Wagner was a member of Carlyle's Global Aerospace, Defense, and Government/Business Services team. Before joining Carlyle in 2000, Mr. Wagner was with Lehman Brothers Inc., focusing on mergers, acquisitions and financings for defense, consumer and technology companies. Mr. Wagner received his Bachelor of Science degree from Cornell University. Mr. Wagner was a member of the board of directors and audit committee of Sequa Corporation from December 2007 to June 2011. This experience, in particular his experience with companies in the retail and consumer industries, led to the conclusion that Mr. Wagner should serve as a Director.

Jeffrey Nagel

        Jeffrey Nagel has served as a member of our Board and has been our CEO since December 6, 2010. Mr. Nagel came to NBTY from General Electric Company. During his GE career, Mr. Nagel served in a variety of leadership positions throughout the organization. In 2006, he was made a GE corporate officer and appointed as the Vice President and General Manager of GE Oil & Gas Global Services. Previously, he served as President & Chief Executive Officer of GE Inspection Technologies, General Manager of Business Development in GE Aircraft Engines and President of GE Home Electric Products. Mr. Nagel joined GE in 1997 as a Manager in Business Development at GE Lighting. Before joining GE, Mr. Nagel worked at Energy Biosystems Corporation, Cannon Associates, Reid & Hostage and Strategic Planning Associates (now Mercer Management). Mr. Nagel received his Bachelor of Science and Masters in Business Administration from Carnegie Mellon. This experience led to the conclusion that Mr. Nagel should serve as a Director, so that his perspective as our CEO would be reflected in the Board's discussions.

Michael Collins

        Michael Collins became our CFO on June 13, 2011. He came to NBTY from Sears Holdings Corporation, where he served as Chief Financial Officer since 2008. Before joining Sears, Mr. Collins served as Executive Vice President, Financial Planning & Analysis at NBC Universal from 2004 to 2008. Before joining NBC, Mr. Collins served in various roles at General Electric Company and its affiliates. Mr. Collins received his Bachelor of Science in Economics from the Wharton School of Business at the University of Pennsylvania.

Irene Fisher

        Irene Fisher has been Senior Vice President of the Company since October 1, 2010. She has also been General Counsel of NBTY since joining the Company in 2002. Before joining the Company, she was General Counsel of Big Flower Press, a NYSE listed printing and digital services company, and Chancery Lane, an investment vehicle controlled by the late Theodore Ammon. Ms. Fisher began the practice of law with Milbank Tweed Hadley McCloy, specializing in mergers, acquisitions, financings and securities matters. Ms. Fisher received her Juris Doctorate from Harvard Law School and her Bachelor of Arts and Masters of Art from Yale University.

James Flaherty

        James Flaherty has been the Senior Vice President/Marketing and Advertising of NBTY, Inc. since 1987. He joined the Company in 1979 as a Marketing Manager. In his current position, he directs the in-house staff of marketing, advertising, media and graphic design professionals in the planning, creation and execution of the Company's advertising, packaging and promotional programs across all mediums. Mr. Flaherty is Vice Chair of Council for Responsible Nutrition ("CRN") and serves on its

Media Relations committee. Mr. Flaherty received his Bachelor of Science degree in Business Administration and Marketing from the State University of New York at Albany.

Harvey Kamil

        Harvey Kamil was our President from 2002 and our CFO from 1982, when he joined the Company. Effective June 13, 2011, Mr. Kamil stepped down as President and CFO of NBTY and became NBTY's Vice Chairman. Mr. Kamil taught as an adjunct professor at Suffolk County Community College for thirteen years. He serves on the Board of Directors of CRN and on the Board of Directors of the Natural Products Association. Mr. Kamil received his Bachelor of Business Administration and Masters in Business Administration from the Baruch School of Business, City University of New York, and is a Certified Public Accountant and Certified Management Accountant.

Hans Lindgren

        Hans Lindgren has been the Senior Vice President/Operations and Corporate Secretary since January 1, 2008. He has been involved in various aspects of the Company's operations since joining the Company in 1992. Before joining the Company, Mr. Lindgren worked for the LM Ericsson Telephone Company. He joined Ericsson in 1982 and was responsible for the preparation of installation documentation and software implementation for various European, Middle East and Far East installation sites. Previously, Mr. Lindgren served as a Captain in the Swedish Army Reserves from 1980 to 1982. He received his degree in telecommunications from Alvkullegymnasiet, a technical college in Sweden.

Karla Packer

        Karla Packer has served as Senior Vice President/Human Resources since April 2011. Ms. Packer previously served as Senior Vice President of Human Resources at IMS Health Incorporated, a leading provider of market intelligence to the pharmaceutical and healthcare industries since 2007. Before joining IMS Health, Ms. Packer was Vice President of Human Resources for IAC/InteractiveCorp, a $6 billion E-Commerce entity, whose brands include Ticketmaster, Expedia and Home Shopping Network. Ms. Packer spent six years at Avon Products, where she developed human resources strategies in support of Global Marketing, Brand Development, Manufacturing, Supply Chain Strategy, and Research and Development. She started her career at IBM, where she held several positions in the areas of IT organization, sales, marketing and human resources. Ms. Packer received her Bachelor of Science in Mathematics from Tufts University.

Glenn Schneider

        Glenn Schneider has been Senior Vice President/Global Wholesale, since November 17, 2011 and CEO of United States Nutrition, Inc., our wholly owned subsidiary, since December 2008. Before November 2011, Mr. Schneider was Senior Vice President/Assistant to the CEO (from January 2009 to November 2011). He has been involved in the Company in various aspects of marketing, advertising and product development since he joined the Company in 2000. Previously, Mr. Schneider was an owner of Nutrition Warehouse, where he handled all aspects of sales and marketing. He joined NBTY when the Company acquired Nutrition Warehouse. Mr. Schneider received his Bachelor of Science in Marketing and Management from Ithaca College.

Director Independence and Selection

        Following the Merger, all our equity securities are owned by Holdings; certain investment funds affiliated with Carlyle own substantially all the outstanding equity of Holdings. As a result, our common stock was delisted from the NYSE and its registration under Section 12 of the Exchange Act was terminated. As of November 17, 2011, our Board of Directors consisted of Jeffrey Nagel and six persons associated with and appointed by Carlyle. Our Board has not made a formal determination as to whether each director is "independent" because we have no equity securities listed for trading on a national securities exchange. Because of their relationships with Carlyle or with us, however, we do not believe that any of our directors would be considered independent under the NYSE's definition of independence.

        In identifying nominees for director, consideration is given to the diversity of professional experience, education and backgrounds among the directors so that a variety of points of view are represented in Board discussions and deliberations concerning our business.

Committees of the Board of Directors

        Following the Merger, the Board has three standing committees: (i) the Audit Committee; (ii) the Compensation Committee; and (iii) the Executive Committee.

        Audit Committee.    The Audit Committee is comprised of Messrs. Bernauer and Wagner and assists the Board in its oversight of:

  •
  the qualifications, independence and performance of our independent accountants and the performance of our internal auditors and internal audit function;

  •
  the integrity of our financial statements and our financial reporting processes and systems of internal control; and

  •
  our compliance with legal and regulatory requirements.

        The Audit Committee provides an avenue of communication among management, the independent accountants, the internal auditors and the Board. In carrying out its responsibilities, the Audit Committee also meets with the Company's internal audit staff and with the independent accountants in executive session, without members of management present.

        The Audit Committee Charter provides for three members, but the Audit Committee currently has one vacancy. Mr. Wagner is an Audit Committee "financial expert," as defined by SEC rules, based on the experience noted in his biography above.

        Compensation Committee.    The Compensation Committee is comprised of Mr. De Benedetti and Ms. Horbach and assists the Board in:

  •
  developing and periodically reviewing the Company's compensation policies, including equity and similar awards, consistent with, and linked to, the Company's strategies;

  •
  evaluating the performance of our CEO and determining his compensation annually;

  •
  evaluating the performance and compensation of our other executive officers annually;

  •
  reviewing management's recommendations on executive compensation policies and programs;

  •
  recommending to the Board the fees of outside directors;

  •
  reviewing and approving new Company benefit plans and amendments to existing benefit plans;

  •
  approving all equity-based compensation plans; and

  •
  reviewing benefit plan administration.

        The Compensation Committee has the authority to retain and terminate any consultants, including legal counsel, to assist it in performing its duties. From time to time, the Compensation Committee may seek information and advice regarding executive compensation market practices from outside independent advisors.

        Executive Committee.    The Executive Committee is composed of Messrs. Nagel and Wagner and Ms. Horbach. Its primary function is to act on behalf of the Board during intervals between regularly scheduled meetings of the Board. The Executive Committee may exercise all powers of the Board, except as otherwise provided by law and the Company's by-laws. The Board reviews all actions taken by the Executive Committee between Board meetings at the following Board meeting.

Code of Ethics for Senior Financial Officers

        The Company has adopted a Code of Ethics for its Directors, officers and employees, including its senior financial officers and CEO. The Company will provide a copy of the Code of Ethics to any person upon written request made to Irene Fisher, our General Counsel, at the Company's headquarters at 2100 Smithtown Avenue, Ronkonkoma, New York 11779.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

        This Compensation Discussion and Analysis (this "CD&A") describes the principles underlying the Company's compensation policy for fiscal 2011 with respect to the individuals listed below, whom we call our "named executive officers," and listed in the "2011 Summary Compensation Table" on page 79.

      Jeffrey Nagel, Chief Executive Officer
      Scott Rudolph, Former Chief Executive Officer
      Michael Collins, Chief Financial Officer
      Harvey Kamil, Vice Chairman and Former President and Former Chief Financial Officer
      Irene Fisher, Senior Vice President and General Counsel
      Hans Lindgren, Senior Vice President—Operations and Corporate Secretary
      Glenn Schneider, Senior Vice President—Global Wholesale

        We recruited Messrs. Nagel and Collins after the Merger, and entered into new employment agreements with each of them. This CD&A describes, among other things, the compensation principles we applied in those employment agreements and that apply generally to all our named executive officers. Following the Merger, we have continued to compensate our named executive officers with the same basic objectives as before the Merger, except that, in light of our status as a privately-owned company, we do not plan to make equity awards on an annual basis.

Overview; Compensation Philosophy and Objectives

        During fiscal 2011, the boards of directors of the Company and Holdings, and the compensation committees of the Company and Holdings, each comprised of the same individuals (collectively, the "Compensation Committee" or the "Committee") oversaw our executive compensation program. The Committee designed an executive compensation program to achieve the following goals:

  •
  Attract and retain talented professionals by providing competitive compensation level;

  •
  Align the interests of our executive officers with those of our primary shareholder through equity-based awards with long-term value; and

  •
  Reward our executives for their contributions to our overall performance as well as for their individual performance.

        We have no formal policies or guidelines for allocating compensation between short-term and long-term compensation. The ratio of short-term compensation to long-term compensation for each executive varies depending upon the roles and responsibilities of that executive. The Compensation Committee sets the compensation of the named executive officers, taking into account compensation opportunities with other companies, to reward and retain the Company's high-performing executives.

The Committee seeks to encourage our executives to maximize their performance to achieve the Company's strategy and goals. As part of its compensation assessment, the Committee considers many factors to understand the compensation landscape among similarly sized companies. Although the Committee does not target specific compensations levels based upon an established group, the Committee uses external data to inform the decision-making process.

Executive Compensation Determinations for Fiscal 2011

        During fiscal 2011, total compensation for our named executive officers consisted of the following components, each discussed in more detail below:

  •
  base salary,

  •
  annual cash bonuses,

  •
  equity-based awards,

  •
  retirement plans, and

  •
  perquisites.

Role of CEO in Compensation Determinations

        Our Compensation Committee determines the nature and amount of all compensation for our executive officers. Our CEO, Jeffrey Nagel, provides recommendations to our Compensation Committee with respect to all elements of compensation for the named executed officers, except himself, and for the other executives that report to him. In addition, from time to time, at the invitation of the Compensation Committee, our CEO attends Compensation Committee meetings, except those that address his own compensation. Historically, including before the Merger, the Compensation Committee gave substantial weight to our CEO's recommendations, insights and observations. However, the Compensation Committee may modify or reject any of our CEO's recommendations.

An Overview

        During fiscal 2011, the Compensation Committee employed a three-step analysis to determine executive compensation. Discussed below is how the Compensation Committee determined the amount and type of compensation best suited to the Company's goals and how the Committee believes these decisions reflect the Company's compensation philosophy.

        Company Performance.    In evaluating performance, the Compensation Committee considered our overall financial and operating performance during the period, as well as our achievement of strategic and tactical goals. In evaluating the Company's performance, the performance measures considered by the Compensation Committee have varied from year to year. In fiscal 2011, the Committee principally assessed the Company's performance based on earnings before income tax, depreciation and amortization, or "EBITDA" for the annual bonuses payable to Messrs. Nagel and Collins. The Compensation Committee did not set specific EBITDA targets for Messrs. Nagel and Collins at the beginning of the year. Instead, in setting the annual bonuses, it evaluated the Company's performance, including its EBITDA performance, on a subjective basis. For the discretionary bonus program, the Compensation Committee did not establish performance measures in advance, but rather awarded bonuses based on its subjective assessment of the Company's performance.

        Individual Performance.    As discussed in further detail below, the Compensation Committee evaluated each executive's contributions to our financial and operational achievements. The Compensation Committee considered each executive's individual performance, both in terms of personal responsibilities and in terms of contributions to the Company's goals. The Committee also considered the executive's potential for future contributions to our long-term success, and evaluated the executive's experience, management skills and leadership abilities.

        Competitive Market/Retention of Talent.    The Compensation Committee considered the market for executive talent, and attempted to set compensation at competitive levels within similarly-sized companies, regardless of industry. The Company seeks to set its total compensation to be competitive with the market but does not target specific compensation levels upon an established group.

Retirement Plans

        During fiscal 2011, our executive officers participated in the same retirement plans on the same terms as provided to most of our salaried associates. These plans consisted of the NBTY, Inc. Retirement Profit Sharing Plan (the "PSP") and the NBTY, Inc. 401(k) Savings Plan (the "401(k) Plan"). During fiscal 2011, the Company made no contribution to the PSP, but intends to do so after December 31, 2011, the end of the PSP's fiscal year. Contributions, if any, will be allocated among participants who completed at least 1,000 hours of service in the plan year and who were employed on the last day of the plan year, based upon their relative compensation for the year. Under the terms of the 401(k) Plan, the Company provides a matching contribution of up to 4% of the eligible compensation of each participant who has completed the required hours of service.

Perquisites

        During fiscal 2011, we provided a limited number of perquisites, without tax gross-ups (except under the employment agreements described below), to our executive officers. One such perquisite is a life insurance arrangement under which certain executives are entitled to payments upon retirement on or after age 65 or death. See "—Nonqualified Deferred Compensation Life Insurance Agreements" on page 82. The Summary Compensation Table contains an itemized disclosure of the perquisites provided to our named executive officers.

Other Benefits

        We also provide certain benefits to substantially all salaried employees. These include health and welfare benefits, disability and life insurance, education and tuition reimbursement and an employee assistance program.

Base Salary

        We consider base salary adjustments annually and we may base these adjustments on individual performance, assumption of new responsibilities, employee retention efforts, the Company's annual salary budget guidelines, and other factors that the Compensation Committee considered relevant, such as compensation packages competitively sized companies offer their executives. Higher annual increases may be made to higher performers and key contributors, if the overall increases are within budgeted guidelines. We believe we must offer competitive base salaries to drive performance and gain commitment from high-quality executives who provide our shareholder and other stakeholders with increased value. Base salaries provide executives with a fixed level of income security, offering stability and predictability. Our executives understand that the Company's entrepreneurial atmosphere and need for performance accountability places their employment, and not their income alone, at risk.

        The Compensation Committee considered the responsibilities of each position, the skill and experience required to be successful and our CEO's evaluations and performance reviews when establishing fiscal 2011 base salary levels. The base salaries for Messrs. Nagel and Collins were first set in 2011 as part of their employment contract negotiations to be competitive with the market. However, the Committee did not target specific compensation levels upon an established group. Under their contracts, the compensation of Messrs. Nagel and Collins can be increased but not decreased.

Ms. Fisher received a 2.5% increase in her base salary, Mr. Lindgren received a 10% increase in his base salary, and Mr. Schneider received a 5% increase in his base salary, such increases reflecting individual performances and the Company's financial results for fiscal 2010, as well as the unique roles and responsibilities of these officers. We did not change Mr. Rudolph's base salary from its fiscal 2010 level before he resigned as our chief executive officer in December 2010.

        The following table sets forth the base salaries of our named executive officers for fiscal 2011 (and the applicable percentage increase for those serving in such capacity in fiscal 2010), compared to the base salaries (where applicable) for fiscal 2010. Base salary increases for fiscal 2011 for all our named executive officers became effective in March 2011.

Named Executive Officer	2010 Base Salary ($)	2011 Base Salary ($)	% Increase
Jeffrey Nagel(1)	—	$750,000	NA
Michael Collins(1)	—	600,000	NA
Scott Rudolph(2)	$962,925	962,925	0.0%
Harvey Kamil	624,600	624,600	0.0%
Irene Fisher	437,060	447,987	2.5%
Hans Lindgren	370,000	407,000	10.0%
Glenn Schneider	500,000	525,000	5.0%

(1)
Mr. Nagel and Mr. Collins were not employed by the Company during fiscal 2010.

(2)
Mr. Rudolph resigned as CEO in December 2010.

Incentive Compensation; Annual Cash Bonuses.

        We believe that annual cash bonuses reward our executives on a short-term basis for their individual performance and contributions to the Company's overall performance and motivate them to advance our goals on a year-over-year basis. With respect to our named executive officers, the Company's employment agreements with Messrs. Nagel and Collins provide for a targeted annual cash bonus of 100% and 75%, respectively, of the executive's annual base salary, subject to adjustment upwards or downwards at the discretion of the Compensation Committee. In each case, the Compensation Committee may adjust the cash bonus amount to reflect over-performance or under-performance. Unless determined otherwise on an annual basis, Mr. Nagel's performance is measured against EBITDA-based performance goals the Committee and Mr. Nagel determine annually. Mr. Collins' performance is measured against EBITDA-based performance goals the Committee determines annually in its sole discretion. While the Committee evaluated performance based on EBITDA, the Committee did not set specific EBITDA targets for Messrs. Nagel and Collins.

        The Company also maintains a discretionary bonus program. Executive officers who do not have employment agreements are eligible for a bonus under the Company's discretionary bonus program, based on the Compensation Committee's subjective assessment of the Company's performance and the individual's performance during the year. The Company's overall performance was, as has been the case in past years, the first and most important factor the Compensation Committee considers in determining whether to award annual cash bonuses and in the amount of such bonuses. The next most important factor is the executive's individual performance and contribution to the success of the executive's business unit or executive function. The executive's individual performance and contribution may increase the amount of the bonus that would be payable based solely on the Company's overall performance.

        Based on its determinations of the Company's overall performance, as described above, and the named executive officers' individual performance, the Compensation Committee awarded each of Messrs. Nagel and Collins 100% of their target bonus for 2011, pro rated to reflect their respective employment dates. The following table sets forth the annual cash bonuses paid to our named executive officers for fiscal 2011 performance, compared to the annual cash bonuses paid to our named executive officers for fiscal 2010 performance, where applicable.

Named Executive Officer	Bonus with respect to 2010 Fiscal Year Performance ($)	Bonus with respect to 2011 Fiscal Year Performance ($)
Jeffrey Nagel(*)	—	$622,500
Michael Collins(*)	—	149,850
Scott Rudolph	$1,925,850	—
Harvey Kamil	1,249,200	468,450
Irene Fisher	446,000	416,191
Hans Lindgren.	225,000	264,550
Glenn Schneider	350,000	393,750

*
Mr. Nagel and Mr. Collins were not employed by the Company during fiscal 2010.

Incentive Compensation; Long-Term Compensation

        Before the Merger, while we were a publicly traded company, the Company made long-term incentive compensation awards in the form of an annual grant of equity awards, usually in the form of stock options. The Company implemented a 2011 equity compensation program after the Merger to provide our management team an opportunity to develop an ownership stake in Holdings, our parent company.

        Equity-Based Awards.    In fiscal 2011, the Compensation Committee granted a total of 153,178 stock option awards to over 100 members of management and Directors of the Company or its subsidiaries as a means of providing long-term compensation linked to Company performance. The "2011 Grants of Plan-Based Awards" table located elsewhere in this Report sets forth the stock option grants for each of our named executive officers.

        The specific number of stock option awards for each named executive officer was based upon an assessment of that officer's strategic importance to achieving the Company's goals and objectives for growth. The time-based portion of these awards vest in equal increments over five years, whereas the performance-based portion vests only upon the occurrence of a liquidity event. The Compensation Committee believes these equity awards align the interests of our named executive officers with those of our principal stockholder.

Employment Agreements

        At the end of fiscal 2011, the Company was a party to employment agreements with Messrs. Nagel, effective December 6, 2010 (the "Nagel Agreement") and Collins, effective June 13, 2011 (the "Collins Agreement"). In addition, during fiscal 2011, the Company was a party to an employment agreement with each of Messrs. Kamil (the "2008 Kamil Agreement") and Rudolph (the "2008 Rudolph Agreement"). Under the 2008 Rudolph Agreement, Mr. Rudolph served as Chairman of the Board and CEO of the Company. On December 6, 2010, Mr. Nagel succeeded Mr. Rudolph as the CEO of the Company. Mr. Rudolph terminated the 2008 Rudolph Agreement with the Company on February 7, 2011. Under the terms of the 2008 Rudolph Agreement, Mr. Rudolph received a $6,877,125 change of control payment in connection with this termination of his employment agreement. On May 10, 2011, Mr. Rudolph resigned as Chairman of the Board. By letter dated May 18, 2011, the Company and Mr. Kamil amended the 2008 Kamil Agreement, as discussed below under "—Employment Agreements—Kamil Agreements."

Employment Agreement with Jeffrey Nagel

        Effective December 6, 2010, NBTY and Holdings entered into an employment agreement with Jeffrey Nagel under which Mr. Nagel was appointed as CEO of Holdings and NBTY, as well as a member of the board of directors of each of Holdings and NBTY. The employment agreement has an initial five-year term and provides for successive one-year renewals at the expiration of each term, unless prior written notice of non-renewal by any party is provided 60 days in advance. Under the employment agreement, Mr. Nagel's initial annual base salary is $750,000. His base salary may be increased but not decreased upon periodic review by the Compensation Committee. Mr. Nagel is eligible to receive a performance-based bonus under NBTY's annual bonus program targeted at 100% of annual base salary, subject to adjustments between the range of 50% and 200% for under or over performance, as determined by the Compensation Committee. Under the employment agreement, Mr. Nagel received a $2.5 million sign-on bonus on December 21, 2010, which amount is generally subject to reimbursement if Mr. Nagel's employment is terminated by NBTY and Holdings for "cause" or if Mr. Nagel resigns his employment without "good reason" (as these terms are defined in the employment agreement) at any time before November 29, 2011. Mr. Nagel also is entitled to the reimbursement of relocation expenses. Under the terms of the employment agreement, Mr. Nagel received a stock option award to purchase 49,468 shares of Holdings' class A common stock at an exercise price per share equal to its fair market value on the start date of his employment under Holdings' equity incentive plan, subject to certain vesting provisions. The employment agreement provides that if Mr. Nagel's employment is terminated without cause, resigns with good reason, or if the agreement is terminated due to non-extension of the term by NBTY and Holdings, he will be entitled to receive an amount equal to two times his annual base salary, payable over the two-year period following his employment termination. In addition, he will receive the bonus earned but not paid for any fiscal year completed before termination or a pro rata portion, based on actual fiscal results, for any partial fiscal year. The pro-rata bonus will be paid upon his death or termination of employment due to disability. The employment agreement contains customary confidentiality provisions and non-solicitation and non-competition terms applicable to Mr. Nagel that survive for a period of two years following the termination of his employment with the Company and Holdings.

Employment Agreement with Michael Collins

        NBTY and Holdings entered into an employment agreement, dated May 24, 2011, with Michael Collins under which Mr. Collins serves as CFO of Holdings and NBTY, beginning June 13, 2011. The agreement has an initial five-year term and provides for an annual base salary of $600,000. His base salary may be increased but not decreased upon periodic review by the Compensation Committee. Mr. Collins also is eligible to receive a performance-based bonus targeted at 75% of annual base salary, subject to adjustments between the range of 50% and 200% for under or over performance, as determined by the Compensation Committee. In addition, Mr. Collins received a $1 million sign-on bonus, which amount is generally subject to reimbursement if Mr. Collins's employment is terminated by NBTY and Holdings for "cause" or if Mr. Collins resigns his employment without "good reason" (as such terms are defined in the employment agreement) on or before May 13, 2012, and a stock option award to purchase 12,000 shares of Holdings' Class B common stock at an exercise price equal to the stock's fair market value on the grant date, subject to certain vesting provisions. The employment agreement provides that if Mr. Collins's employment is terminated without cause, resigns with good reason, or if the agreement is terminated due to non-extension of the term by NBTY and Holdings, he will be entitled to receive an amount equal to his annual base salary, payable over the one-year period following his employment termination and a pro-rata bonus if his employment termination occurs after April 1st of the applicable Company fiscal year. The employment agreement contains customary confidentiality provisions and non-solicitation and non-competition terms applicable to Mr. Collins that survive for a period of one year following the termination of his employment with the Company and Holdings.

Kamil Agreements

        Under the 2008 Kamil Agreement, Mr. Kamil served as President/CFO of the Company until June 13, 2011. Mr. Kamil's 2008 Agreement provided for (i) an initial base salary of $600,000 per year, subject to annual increases at least equal to the percentage increase in the Consumer Price Index, (ii) the opportunity to receive an annual bonus, payable in cash, with a target amount of 100% of his base salary and a maximum of 200% of his base salary, (iii) an opportunity to receive equity-based awards as determined by the Compensation Committee, and (iv) the right to participate in all health insurance and other benefit plans and programs maintained by the Company, and to receive such other employment benefits as the Company may provide, including a Company-leased car at a maximum lease cost to the Company of $2,000 per month. By letter dated May 18, 2011, the Company and Mr. Kamil amended Mr. Kamil's 2008 Agreement to provide that the 2008 Agreement will terminate on the earlier of (x) the date a new chief financial officer begins his or her employment with the Company and (y) October 1, 2011. On June 13, 2011, the Company hired Mr. Collins as the Company's CFO, and the 2008 Kamil Agreement terminated by its terms. In connection with the termination of Mr. Kamil's employment as President/CFO under the 2008 Kamil Agreement, Mr. Kamil received a lump sum payment of $4,423,000, representing the amount Mr. Kamil would have otherwise received under the 2008 Agreement if his employment were terminated by the Company without "cause," or if he terminated his employment for "good reason" (each, as defined in the 2008 Kamil Agreement). The amendment provides that Mr. Kamil will serve as Vice Chairman of the Company upon the termination of his 2008 Agreement. As Vice Chairman, Mr. Kamil provides services on an as-needed basis and is entitled to receive annual compensation at an annual rate of total compensation of $624,600. He continues to receive a Company-leased car at a maximum lease cost to the Company of $2,000 per month. The amendment also provides that the provisions of the 2008 Agreement that were intended to survive the termination of the 2008 Agreement will continue to survive according to their terms, including the non-competition and non-solicitation provisions that continue for one-year beyond the termination of Mr. Kamil's employment.

        For a discussion of amounts payable to each of our named executive officers if his or her employment were terminated, or if a change of control occurred, as of the end of our most recent fiscal year, see "—Potential Payments upon Termination or Change of Control" below.

Compensation Committee Report

        The members of the Company's Compensation Committee reviewed and discussed the above CD&A with management of the Company and, based on that review and discussion, recommended to the Board that the CD&A be included in this Report.

By the Company's Compensation Committee Sandra Horbach Marco DeBenedetti

Compensation Committee Interlocks and Insider Participation

        As of September 30, 2011, the Compensation Committee consisted of Sandra Horbach and Marco DeBenedetti. No member of the Compensation Committee had a relationship during fiscal 2011 requiring disclosure under Item 404 of Regulation S-K.

        During fiscal 2011, none of our executive officers served as a member of the Board or Compensation Committee of any other company that has one or more executive officers serving as a member of our Board or Compensation Committee.

2011 Summary Compensation Table

        The following table sets forth information concerning total compensation earned by or paid to our CEO, our former CEO, our CFO, our former President/CFO and three other most highly compensated executive officers of the Company who served in such capacities as of September 30, 2011.

Name and Principal Position		Salary ($)*	Bonus($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Jeffrey Nagel	2011	$614,423	$3,122,500	—	$6,186,715	—	$327,957	$10,251,595
Chief Executive Officer
Michael Collins	2011	173,077	1,149,850	—	1,373,640	—	52,663	2,749,230
Chief Financial Officer
Scott Rudolph	2011	573,550	—	—	—	—	6,932,395	7,505,945
Former Chairman of the	2010	962,925	—	$376,183	1,149,225	$1,925,850	79,921	4,494,104
Board and Former Chief	2009	929,963	—	—	1,457,280	1,500,000	68,279	3,955,522
Executive Officer
Harvey Kamil	2011	636,432	468,450	—	92,932	—	4,468,544	5,666,358
Vice Chairman Former	2010	624,600	—	250,818	780,168	1,249,200	57,555	2,962,341
President and Former	2009	603,219	—	—	950,790	1,000,000	52,928	2,606,937
Chief Financial Officer
Irene Fisher	2011	451,558	416,191	—	487,893	—	2,236,559	3,592,201
Senior Vice President and	2010	432,345	446,000	—	185,130	—	39,144	1,102,619
General Counsel	2009	421,800	300,000	—	365,100	—	37,222	1,124,122
Hans Lindgren	2011	397,750	264,550	—	580,825	—	30,065	1,273,190
Senior Vice President	2010	360,490	225,000	47,171	146,677	—	49,619	828,957
Operations and Corporate	2009	353,106	225,000	—	394,500	—	56,059	1,028,665
Secretary
Glenn Schneider	2011	523,558	393,750	—	958,361	—	18,739	1,894,408
Senior Vice President	2010	477,885	350,000	78,238	243,407	—	25,120	1,174,650
Global Wholesale	2009	383,654	300,000	—	243,400	—	15,240	942,294

*
The amount of salary may vary from the base compensation listed under "Executive Compensation" above because payroll periods span more than one fiscal year and therefore there may be 53 weekly pay periods in any given fiscal year, and fiscal 2011 salary amount reflects certain pay at the prior year's base salary rate.

(1)
Bonus amounts shown for services rendered during the fiscal year in question. Fiscal 2011 bonus amounts for Messrs. Nagel and Collins include sign-on bonus amounts of $2,500,000 and $1,000,000 respectively.

(2)
Amounts shown represent the grant date fair value of stock option awards during the fiscal year. The Company calculated this fair value based on a Monte Carlo Simulation option pricing model, determined in accordance with GAAP, based on the assumptions described in Note 17 to our audited financial statements included in this Report.

(3)
Amounts reflected in table under "All Other Compensation" for 2011 consist of the following:

Name	Company Automobile	Personal Use of Corporate Aircraft(1)	Company Contributions to Defined Contribution Plans	Moving & Temporary Housing	Medical Benefits (Cobra)	Life Insurance Premiums	Payment Upon Termination of Employment or Change in Control		Total ($)
Jeffrey Nagel	$7,034	—	$7,495	$311,211	$2,003	$214	—		$327,957
Michael Collins	1,403	—	—	51,260	—	—	—		52,663
Scott Rudolph	13,991	$792	9,800	—	11,951	18,736	$6,877,125	(2)	6,932,395
Harvey Kamil	18,146	—	9,128	—		18,270	4,423,000	(2)	4,468,544
Irene Fisher	22,583	—	9,800	—		367	2,203,809	(2)	2,236,559
Hans Lindgren	9,585	—	9,917	—		10,563	—		30,065
Glenn Schneider	8,694	—	9,800	—		245	—		18,739

(1)
Calculated on the basis of incremental cost of such use to the Company.

(2)
Amounts paid in connection with the Merger pursuant to then existing agreements with the Company.

2011 Grants of Plan-Based Awards

        The following table sets forth the grants of plan-based awards to our named executive officers during fiscal 2011.

						All Other Option Awards: Number of Securities Underlying Options #
			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards				Exercise or Base Price of Awards ($Sh)(1)	Grant Date Fair Value of Equity Awards (2)
	Grant Date	Grant Type
Name			Threshold	Target	Maximum
Jeffrey Nagel	12/6/2010	Option	—	—	—	49,468	$500	$6,186,715
Michael Collins	6/13/2011	Option	—	—	—	12,000	500	1,373,640
Harvey Kamil	5/13/2011	Option	—	—	—	800	500	92,932
Irene Fisher	5/13/2011	Option	—	—	—	4,200	500	487,893
Hans Lindgren	5/13/2011	Option	—	—	—	5,000	500	580,825
Glenn Schneider	5/13/2011	Option	—	—	—	8,250	500	958,361

(1)
The exercise price of the option awards is the fair value of our common stock on the date of grant.

(2)
Amounts shown represent the aggregate fair value of the equity awards granted to named executive officers during fiscal 2011 on the grant date. We calculated the aggregate fair value of option awards based on a Monte Carlo Simulation pricing model, determined in accordance with GAAP, based on assumptions described in Note 17 of our audited financial statements.

2011 Outstanding Equity Awards at Fiscal Year-End

        The following table shows the outstanding equity-based awards relating to the common stock of Holdings that were held by our named executive officers as of September 30, 2011.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price($)	Option Expiration Date
Jeffrey Nagel	—	24,734	24,734	$500	12/6/2020
Michael Collins	—	6,000	6,000	500	6/13/2021
Harvey Kamil	—	400	400	500	5/13/2021
Irene Fisher	—	2,100	2,100	500	5/13/2021
Hans Lindgren	—	2,500	2,500	500	5/13/2021
Glenn Schneider	—	4,125	4,125	500	5/13/2021

(1)
The grants vest in five equal increments on each of the first five anniversaries of December 6, 2010 (for Mr. Nagel), June 13, 2011 (for Mr. Collins) and January 1, 2011 (for each of the other named executive officers).

(2)
The grants vest upon achievement of a certain performance condition and a market condition relating to the achievement of a minimum investor rate of return.

Option Exercises and Stock Vested in Fiscal 2011

        The following table provides information with respect to the options and stock awards cancelled and exchanged for cash in connection with the Merger in fiscal 2011 for our named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)(1)	Value Realized on Exercise($)(1)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(2)
Jeffrey Nagel	—	—	—	—
Michael Collins	—	—	—	—
Scott Rudolph	826,970	$35,008,756	8,573	$471,515
Harvey Kamil	258,722	8,146,689	5,716	314,380
Irene Fisher	64,000	1,718,980	—	—
Hans Lindgren	66,716	1,841,082	1,075	59,125
Glenn Schneider	71,145	1,889,132	1,783	98,065

(1)
As a result of the Merger each outstanding and unexercised option to purchase shares of NBTY's common stock issued under previously existing plans, whether or not then vested, was cancelled and entitled the holder thereof to receive a cash amount equal to the excess, if any, of $55.00 over the per-share exercise price of such option, without interest, less applicable withholding taxes.

(2)
Represents the value of the underlying unvested restricted stock units held by each named executive officer on the date of the Merger, multiplied by the $55.00 per share consideration paid in the Merger.

 Pension Benefits

        The Company does not maintain any tax-qualified defined benefit pension plans or supplemental executive retirement plans.

Nonqualified Deferred Compensation Life Insurance Agreements

        The Company does not have traditional nonqualified deferred compensation arrangements with its executive officers. However, the Company has entered into deferred compensation life insurance agreements with certain employees, including certain named executive officers. Each agreement requires the Company to maintain a variable life insurance policy on the life of the officer.

        Upon retirement on or after age 65, each agreement provides that the officer will be entitled to receive (i) the cash surrender value of the insurance policy maintained on the officer's life, pursuant to the officer's previously made election (A) in a cash lump sum, or (B) in monthly installments to be paid over a period not to exceed 10 years, or (ii) the insurance policy. The cash surrender value of the policy will vary over time.

        If the officer dies while employed by the Company, or retires and subsequently dies before receiving all the post-retirement payments, the officer's beneficiary will be entitled to receive a lump sum payment equal to the death benefit under the insurance policy in full discharge of all the Company's obligations under the deferred compensation agreement.

        If the officer's employment with the Company is terminated involuntarily due to a permanent disability (as defined in the relevant deferred compensation life insurance agreement) before the officer's voluntary retirement from the Company, the officer will receive a lump sum payment equal to the cash surrender value of the insurance policy unless the officer elects that the Company transfer the policy to him, and such payment or transfer will fully discharge all the Company's obligations under the deferred compensation agreement.

        The officer will not be entitled to any benefits under the deferred compensation agreement if the officer's employment with the Company is terminated under circumstances other than as described above.

        As of September 30, 2011 and September 30, 2010, the cash surrender value and death benefit under the variable life insurance policies maintained by the Company in connection with these agreements were as follows:

Name	September 30, 2010 Cash Surrender Value	September 30, 2011 Cash Surrender Value	Death Benefit
Jeffrey Nagel	—	—	—
Michael Collins	—	—	—
Scott Rudolph	$301,492	—	—
Harvey Kamil	165,946	$168,070	$810,000
Irene Fisher	—	—	—
Hans Lindgren	120,979	126,058	725,000
Glenn Schneider	—	—	—

        Annual premiums paid totaled $15,163 and $10,000 for Mr. Kamil and Mr. Lindgren, respectively. The policy covering Mr. Rudolph was cancelled during fiscal 2011, and the Company received its cash surrender value.

Potential Payments upon Termination or Change of Control

        As of September 30, 2011, we had employment agreements with Jeffrey Nagel and Michael Collins. The agreements with provide that if the executive's employment is terminated without cause, if the executive resigns with good reason, or if the agreement is terminated due to non-extension of the term by NBTY, the executive will be entitled to receive a termination payment. Mr. Nagel would receive an amount equal to twice his annual base salary, payable over the two-year period, following the date of termination and Mr. Collins would receive an amount equal to his annual base salary, payable over the one-year period, and in each case a pro-rata bonus with respect to the fiscal year in which the employment termination occurs (if the termination occurs on or after April 1 in the case of Mr. Collins). The pro-rata bonus is also paid upon the executive's death or termination due to disability.

        The Company recently implemented an executive severance plan that provides a select group of key management employees who do not have employment agreements with the Company with a severance payment if the Company terminates their employment without cause. The monthly severance payment, generally payable for 12 months, will equal the participant's one-month stated base salary during the immediately prior year. If the Company terminates a key management employee's employment after the end of the fiscal year, but before the Company pays bonuses for that year, the Company will pay the employee any bonus to which the employee would have been entitled absent termination. The Company will pay the bonus amount, if any, when it pays other executive bonuses. Payments under the plan are subject to the employee's delivering a release of claims and complying with any non-compete, non-disclosure and non-solicitation agreement the participant has with the Company at the time of termination of employment. If the Company terminates a employee's employment for cause, no payments are due under this plan.

        The below table sets forth potential termination payments under these scenarios under the named executive officers' respective employment agreements or the executive severance plan, as the case may be.

Executive Officer	Payments Due Upon Termination Without Cause Or Resignation With Good Reason
Jeffrey Nagel	$1,500,000
Michael Collins	600,000
Irene Fisher	447,987
Hans Lindgren	407,000
Glenn Schneider	525,000

        In addition, our named executive officers may be entitled to accelerated vesting of their option awards in the event of a termination of employment or certain change of control transactions. Under the terms of a December 6, 2010 stock option grant to Mr. Nagel relating to Holdings common stock, 24,734 options were subject to time-based vesting provisions and 24,734 options were subject to performance-based vesting provisions. Of the options with time-based vesting provisions, 20% vest on each of the first five anniversaries of the start date under his employment agreement. In the event Mr. Nagel becomes entitled to receive severance payments pursuant to his employment agreement as described above, a pro rata portion of the options subject to time-based vesting provisions that would otherwise have vested on the next anniversary date will vest, based on the number of days in the annual period elapsed from the prior vesting date to the date of termination. In the event of a "liquidity event" as defined in the option agreement, through which our principal stockholders' investment in Holdings is reduced to less than 25% of the equity investment held on the effective date of the Merger, any and all unvested time-based options will become fully vested. In the event of a "change of control" as defined in the option agreement, meaning a transaction through which a person or group other than our principal stockholders become a more than 50% beneficial owner of Holdings common stock, or a merger resulting in our principal stockholders owning less than 50% of the successor company's securities, and if Mr. Nagel becomes entitled to severance payments following his termination of employment as described above, any and all time-based vesting options will also accelerate.

        Mr. Nagel's performance-based options have vesting terms relating to the internal rate of return of our principal stockholders following a liquidity event. If Mr. Nagel's employment is terminated such that he becomes eligible to receive severance payments under his employment agreement as described above, subject to certain other conditions, the performance options will remain outstanding until the earlier of their expiration, the first liquidity event or the second anniversary of the termination. However, the vesting of such options will not be accelerated upon the termination.

        Our other named executive officers also have stock option agreements under which vesting will accelerate under certain scenarios. Any and all time-based vesting options will become fully vested at the effective time of a "liquidity event," as described above. In the event of a "change in control" that is not also a liquidity event, any and all time-based vesting options will become fully vested if the executive's employment is terminated without cause or the executive resigns with good reason within the 12 month period following the change in control, provided certain other conditions are met. The portion of each option grant that is subject to performance-based conditions vests as of the effective date of the first liquidity event, as defined in the stock option agreement, as long as the named executive officer remains continuously in service through the effective date of such liquidity event based upon the achievement of an internal rate of return as follows: if the internal rate of return is equal to 21%, 20% of the performance-based options will vest; if the internal rate of return is equal to 22%, 40% of the performance-based options will vest; if the internal rate of return is equal to 23%, 60% of the performance-based options will vest; if the internal rate of return is equal to 24%, 80% of the performance-based options will vest; and if the internal rate of return is equal to or greater than 25%, 100% of the performance-based options will vest.

        As of September 30, 2011, the value of the common stock underlying the options was not determined.

        In connection with the termination of the 2008 Rudolph Agreement, Mr. Rudolph received a lump sum payment of $6,877,125, representing the amount Mr. Rudolph was entitled if his employment was terminated without "cause," or if he terminated his employment for "good reason" (each term as defined in the Rudolph Agreement).

        As noted under "Compensation Discussion and Analysis" above, the Company and Mr. Kamil amended Mr. Kamil's 2008 Agreement, effective May 18, 2011, to provide that Mr. Kamil's 2008 Agreement would terminate when a new chief financial officer begins his or her employment with the Company or October 1, 2011, if sooner. In connection with the termination of Mr. Kamil's 2008 Agreement, Mr. Kamil received a lump sum payment of $4,423,000, representing the amount Mr. Kamil would have otherwise received under his 2008 Agreement if the Company had terminated his employment without "cause," or if he had terminated his employment for good reason (each term as defined in the 2008 Agreement). The commencement of Mr. Collins' service as our new CFO on June 13, 2011 represented the effective termination date of Mr. Kamil's 2008 Agreement.

        Ms. Fisher received a $2,203,809 payment upon effectiveness of the Merger under a change of control agreement then in effect with the Company.

        Please refer to the table under "—Nonqualified Deferred Compensation Life Insurance Agreements" above for a description of payments that may be made to our named executive officers in the event of the termination of their employment due to death or disability under certain deferred compensation life insurance agreements.

Compensation of Directors

        Set forth below is a discussion of compensation the Company paid during fiscal 2011 to its non-executive Directors. During fiscal 2011, David Bernauer earned an annual retainer of $90,000 for services rendered as Director. In addition, each Director (other than Jeffrey Nagel and Scott Rudolph) was reimbursed for out-of-pocket expenses incurred by him or her to attend meetings of our Board. Directors are also eligible for option grants or other equity awards (each relating to or exercisable for common stock of Holdings, our parent company) under the Company's equity awards plans, as determined in the discretion of the Compensation Committee. Except as described below, the Company does not offer a pension plan or other compensation to our Directors. During fiscal 2011, any Director who was an executive officer of the Company did not receive additional compensation for his services as a Director. See "2011 Summary Compensation Table" above for information regarding Jeffrey Nagel's and Scott Rudolph's compensation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
David Bernauer	$90,000	—	$105,000	—	$195,000
Marco DeBenedetti	—	—	—	—	—
Robert Essner	—	—	105,000	—	105,000
Sandra Horbach	—	—	—	—	—
Allan Holt	—	—	—	—	—
Elliot Wagner	—	—	—	—	—
Scott Rudolph(2)	—	—	—	—	—

(1)
Amounts shown represent the grant date fair value of stock option awards made during the fiscal 2011 to each Director in the table. These awards were scheduled to vest in five equal increments on each of the first five anniversaries of the vesting commencement date of February 1, 2011. The Company calculated the fair value of the stock option awards based on a Monte Carlo Simulation option-pricing model, determined in accordance with GAAP based on the assumptions described in Note 17 to our audited financial statements included in this Report.

(2)
Mr. Rudolph resigned from the Board in May 2011.

        The aggregate number of option awards outstanding at September 30, 2011 was 600 for Mr. Bernauer and 600 for Mr. Essner.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We are a direct, wholly-owned subsidiary of Holdings, a Delaware corporation, all the outstanding capital stock of which is owned by Carlyle and certain of its affiliates and co-investors.

        The following table sets forth the number of shares of Holdings common stock beneficially owned as of November 1, 2011 by: (i) each Director of the Company; (ii) the executive officers named in the

Summary Compensation Table set forth above under Item 11, "Executive Compensation;" and (iii) the current Directors and executive officers as a group:

Name of Beneficial Owner	Number of Shares Beneficially Owned(5)	Percent of Class(1)
Funds affiliated with The Carlyle Group(2)	3,100,000	99.7%
Directors(3)
David Bernauer	—	—
Marco DeBenedetti	—	—
Robert Essner	—	—
Sandra Horbach	—	—
Allan Holt	—	—
Jeffrey Nagel	5,746	*
Elliot Wagner	—	—
Named Executive Officers(4)
Michael Collins	—
Harvey Kamil	80	*
Irene Fisher	420	*
Hans Lindgren	500	*
Glenn Schneider	825	*
All Directors and Executive Officers as a group (15 persons)	8,241	*

(1)
Percentage ownership of less than one percent.

(2)
Consist of Carlyle Partners V, LP, Carlyle Partners V-A, LP, CP V Coinvestment A, L.P., CP V Coinvestment B, L.P. and CEP III Participations, SARL SICAR.

(3)
The address of each of our named executive officers and Directors is the Company's headquarters at 2100 Smithtown Avenue, Ronkonkoma, New York 11779.

(4)
The shares beneficially owned by named executive officers, except for Mr. Nagel's, are Class B non-voting shares.

(5)
This column includes shares which Directors and executive officers have the right to acquire within 60 days of November 22, 2011.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table summarizes the Equity Incentive Plan of Holdings, our parent, as of September 30, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	153,098	$500	44,774
Equity compensation plans not approved by security holders

Total:	153,098	$500	44,774

Item 13.    Certain Relationships and Related Party Transactions, and Director Independence

Procedures for Review, Approval or Ratification of Related Person Transactions

        Our Code of Business Conduct requires our Directors, officers and employees to act in the best interests of the Company, regardless of personal relationships. To avoid actual or perceived conflicts of interests, the Board has implemented a written policy requiring the Board to review and approve all transactions in which any of the following persons had, has, or will have, a direct or indirect material interest:

  •
  any Director, nominee for Director, or executive officer;

  •
  any person we know beneficially owns more than 5% of our common stock;

  •
  any immediate family member of any Director, executive officer, or 5% beneficial owner; and

  •
  any entity in which any such person is employed or has a 5% or greater beneficial interest, or of which any such person is a partner or principal (or holds a similar position).

        The Board (excluding the interested Director, if any) is responsible for reviewing and approving these transactions. Except as disclosed below, no transactions required review since the beginning of the last fiscal year and no proposed transactions are currently being considered.

        The Board will approve only those transactions that are in, or are not inconsistent with, the best interests of the Company.

Related Person Transactions

Consulting Agreement—Carlyle

        We entered into a consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. In fiscal 2011, we paid a consulting fee to Carlyle of $3 million and may pay Carlyle additional fees associated with other future transactions. Carlyle also received a one-time transaction fee of $30 million upon effectiveness of the Merger.

Consulting Agreement—Rudolph Management

        We paid $450,000 during fiscal 2011 to Rudolph Management Associates, Inc., under an Executive Consulting Agreement between the Company and Rudolph Management Associates, Inc. Arthur Rudolph, father of Scott Rudolph (our former Chairman and CEO) and a director through October 1, 2010, is the President of Rudolph Management Associates, Inc. In addition, under this consulting agreement, Arthur Rudolph receives certain health, hospitalization and similar benefits provided to our executives and a car allowance. The aggregate value of these benefits was $27,061 during fiscal 2011.

Sales Commissions

        During fiscal 2011, Gail Radvin, Inc., a corporation wholly owned by Gail Radvin, received sales commissions from us totaling approximately $207,000 for sales in certain foreign countries. Gail Radvin was the aunt of Scott Rudolph, our former Chairman and CEO. During the quarter ended December 31, 2010, the commission agreement was terminated.

Employees Related to Our Directors and Officers

        In addition to the sales commissions described above, we employ certain members of the immediate family (as defined in Item 404 of Regulation S-K) of Scott Rudolph, our former Chairman and CEO. During fiscal 2011, two immediate family members of Scott Rudolph (excluding Hans Lindgren, whose compensation is described under Item 11, "Executive Compensation") received aggregate compensation and fringe benefits from us totaling $1,055,822, of which $382,578 was paid to Robert Silverman and $673,244 was paid to Albert Anastasi, for services they rendered as associates of the Company.

        We also employ certain members of the immediate family of Glenn Schneider (an officer of the Company). During fiscal 2011, two of Mr. Schneider's immediate family members received aggregate compensation and fringe benefits from us totaling $1,266,994, of which $523,997 was paid to Darren Schneider and $742,997 was paid to Jeffrey Schneider, for services they rendered as associates of the Company.

Director Independence

        Information on the independence of our Board is included above under Item 10, "Directors, Executive Officers and Corporate Governance—Director Independence and Selection."

Item 14.    Principal Accounting Fees and Services

Audit Fees

        PricewaterhouseCoopers LLP audit services during fiscal 2011 consisted of the examination of the Company's financial statements and services related to the Company's filings with the SEC. All fees paid to PricewaterhouseCoopers LLP and all services provided by PricewaterhouseCoopers LLP during fiscal 2011 were reviewed, considered for independence, and approved by the Audit Committee.

        Aggregate fees billed to the Company for fiscal 2011 and 2010 represent the fees for services performed by PricewaterhouseCoopers LLP.

Type of Fee	Fiscal 2011	Fiscal 2010
Audit Fees	$3,356,235	$3,059,000
Audit-Related Fees	—	167,000
Tax Fees	532,000	406,000
All Other Fees	11,300	68,000

	$3,899,535	$3,700,000

  Audit Fees

        For fiscal 2011 aggregate audit fees, including out-of-pocket expenses, were for professional services rendered in connection with (i) the integrated audit of the Company's consolidated financial statements and internal control over financial reporting as of, and for the year ended, September 30, 2011, including statutory audits of the financial statements of the Company's affiliates, (ii) review of the Company's unaudited condensed consolidated interim financial statements as of December 31, 2010, March 31, 2011 and June 30, 2011, (iii) reviews of documents filed with the SEC and (iv) agreed upon procedures for certain affiliates.

        For fiscal 2010, aggregate audit fees, including out-of-pocket expenses, were for professional services rendered in connection with (i) the integrated audit of the Company's consolidated financial statements and internal control over financial reporting as of, and for the year ended, September 30, 2010, including statutory audits of the financial statements of the Company's affiliates, (ii) review of the Company's unaudited condensed consolidated interim financial statements as of December 31, 2009, March 31, 2010 and June 30, 2010, and (iii) issuance of a comfort letter and related services in connection with the Merger and related financing transactions.

  Audit-Related Fees

        For fiscal 2010, aggregate audit-related fees, including out-of-pocket expenses, were for professional services related to due diligence procedures in connection with acquisitions.

  Tax Fees

        For both fiscal 2011 and 2010, aggregate tax fees, including out-of-pocket expenses, were for professional services rendered in connection with tax compliance and advice for the applicable fiscal year. Tax services included U.S. and foreign tax compliance assistance, consultation and advice on various foreign tax matters.

  All Other Fees

        For fiscal 2011 other fees were for accounting research software license fees.

        For fiscal 2010, other fees were for an information technology security review and accounting research software license fees.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

        The Charter for the Audit Committee provides that the Audit Committee pre-approve, on an annual basis, the audit, audit-related, tax and other non-audit services to be rendered by the Company's accountants, based on historical information and anticipated requirements for the following fiscal year. The Audit Committee must pre-approve specific types or categories of engagements constituting audit, audit-related, tax and other non-audit services, as well as the range of fee amounts corresponding to each such engagement. During fiscal 2011, the Audit Committee approved all fees for audit, audit-related, tax services and non-audit services rendered to the Company under this policy.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    Financial Statements and Financial Statement Schedule.

        See the "Index to Consolidated Financial Statements" which is located on page 94 of this Report.

(b)    Exhibits.    The following exhibits are attached as a part of this Report, or incorporated by reference, and will be furnished to any security holder upon request for such exhibit and payment of any reasonable expenses incurred by the Company. A security holder should send requests for any of the exhibits set forth below to NBTY, Inc., 2100 Smithtown Avenue, Ronkonkoma, New York 11779, Attention: General Counsel.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated July 15, 2010, among NBTY, Inc., Alphabet Holding Company, Inc. and Alphabet Merger Sub, Inc.(11)
3.1	Restated Certificate of Incorporation of NBTY, Inc.(13)
3.2	Second Amended and Restated By-Laws of NBTY, Inc.(13)
4.1	Indenture, dated as of October 1, 2010, among NBTY, Inc., certain of its guarantor subsidiaries named therein, and The Bank of New York Mellon, as trustee, governing the 9% Senior Notes due 2018.(13)
4.2	First Supplemental Indenture, dated May 3, 2011, among NBTY, Inc., NBTY Florida, Inc. and The Bank of New York Mellon(14)
4.3	Registration Rights Agreement, dated October 1, 2010, by and among Alphabet Merger Sub, Inc., NBTY, Inc., the Guarantors party thereto, Banc of America Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC(13)
4.4	Form of 9% Senior Notes due 2018 (included as Exhibit A to Exhibit 4.1).
10.1	Employment Agreement, dated November 8, 2010, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Jeffrey A. Nagel(13)
10.2	Stock Option Agreement, dated December 6, 2010, by and between Alphabet Holding Company, Inc. and Jeffrey Nagel(13)
10.3	Stock Purchase Agreement, dated December 17, 2010, by and between Alphabet Holding Company, Inc. and Jeffrey Nagel(13)
10.4	Employment Agreement, dated May 24, 2011, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Michael Collins(13)
10.5	Employment Agreement, effective March 1, 2008, by and between NBTY, Inc. and Harvey Kamil(9)
10.6	Indemnification Agreement, dated May 18, 2011 between NBTY, Inc. and Harvey Kamil(13)
10.7	Letter Agreement, dated May 18, 2011, by and between NBTY, Inc. and Harvey Kamil(13)
10.8	Executive Consulting Agreement, effective January 1, 2002 (the "Rudolph Consulting Agreement"), by and between NBTY, Inc. and Rudolph Management Associates, Inc.(2)
10.9	First Amendment to the Rudolph Consulting Agreement, effective January 1, 2003.(3)
10.10	Second Amendment to the Rudolph Consulting Agreement.(4)
10.11	Third Amendment to the Rudolph Consulting Agreement, effective January 1, 2005.(5)
10.12	Fourth Amendment to the Rudolph Consulting Agreement, effective January 1, 2006.(6)
10.13	Fifth Amendment to the Rudolph Consulting Agreement, effective January 1, 2007.(1)
10.14	Sixth Amendment to the Rudolph Consulting Agreement, effective January 1, 2008.(7)
10.15	Seventh Amendment to the Rudolph Consulting Agreement, as of December 1, 2008.(10)
10.16	Eighth Amendment to the Rudolph Consulting Agreement, as of December 10, 2009.(12)
10.17	Ninth Amendment to the Rudolph Consulting Agreement, as of December 9, 2010.(13)

Exhibit No.	Description
10.18	Employment Agreement, dated April 25, 2011, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Karla Packer(13)
10.19	NBTY, Inc. Retirement Profit Sharing Plan.*
10.20	Credit Agreement, dated October 1, 2010 (the "Credit Agreement"), among NBTY, Inc., Alphabet Holding Company, Inc., Barclays Bank PLC and the other lenders party thereto.(13)
10.21	First Amendment and Refinancing Agreement, dated March 1, 2010, amending the Credit Agreement.(13)
10.22	Subsidiary Guaranty, dated October 1, 2010, from the Guarantors named therein in favor of the secured parties named in the Credit Agreement(13)
10.23	Security Agreement, dated October 1, 2010, from the Grantors named therein to Barclays Bank PLC.(13)
10.24	Form of Director Indemnification Agreement(13)
10.25	Equity Incentive Plan of Alphabet Holding Company, Inc(13)
10.26	Form of Stock Option Agreement for Equity Incentive Plan of Alphabet Holding Company, Inc.(13)
10.27	Executive Severance Pay Plan*
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.*
21.1	Subsidiaries of NBTY, Inc.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*
Filed herewith.

**
Pursuant to rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

(6)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed February 2, 2006 (File #001-31788).

(7)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed on November 30, 2007 (File #001-31788).

(8)
Incorporated by reference to Annex A to NBTY, Inc.'s Proxy Statement, filed January 16, 2008, for the Annual meeting of Stockholders held on February 25, 2008 (File #001-31788).

(9)
Incorporated by reference to NBTY, Inc.'s Form 8-K filed April 3, 2008 (File #001-31788).

(10)
Incorporated by reference to NBTY, Inc.'s Form 10-Q filed February 9, 2009 (File #001-31788).

(11)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed July 16, 2010 (File #001-31788).

(12)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed February 9, 2010 (File #001-31788).

(13)
Incorporated by reference to NBTY, Inc.'s Registration Statement on Form S-4 filed March 21, 2011 (File # 333-172973)

(14)
Incorporated by reference to NBTY, Inc.'s Form 10-Q filed August 10, 2011 (File # 333-172973)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, INC. (Registrant)
By:	/s/ JEFFREY NAGEL Jeffrey Nagel Chief Executive Officer and Director

Dated: November 23, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY NAGEL Jeffrey Nagel	Chief Executive Officer and Director (Principal Executive Officer)	November 23, 2011
/s/ MICHAEL COLLINS Michael Collins	Chief Financial Officer (Principal Financial and Accounting Officer)	November 23, 2011
/s/ SANDRA HORBACH Sandra Horbach	Director (Chairman)	November 23, 2011
/s/ DAVID BERNAUER David Bernauer	Director	November 23, 2011
/s/ MARCO DE BENEDETTI Marco De Benedetti	Director	November 23, 2011
/s/ ROBERT ESSNER Robert Essner	Director	November 23, 2011
/s/ ALLAN HOLT Allan Holt	Director	November 23, 2011
/s/ ELLIOT WAGNER Elliot Wagner	Director	November 23, 2011

NBTY, Inc.
Index to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of NBTY, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NBTY, Inc. and its subsidiaries (the "Company") at September 30, 2011, and the results of their operations and their cash flows for the year then ended (the "Successor" period as defined in Note 2) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

New York, New York
November 23, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of NBTY, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NBTY, Inc. and its subsidiaries (the "Company") at September 30, 2010 and September 30, 2009, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2010 (the "Predecessor" period as defined in Note 2) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
January 13, 2011

NBTY, Inc.
Consolidated Balance Sheets
September 30, 2011 and 2010
(in thousands, except share and per share amounts)

	Successor	Predecessor
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$394,406	$346,483
Accounts receivable, net	138,644	135,377
Inventories	675,369	668,896
Deferred income taxes	24,340	40,130
Other current assets	59,492	66,990

Total current assets	1,292,251	1,257,876
Property, plant and equipment, net	479,273	391,899
Goodwill	1,212,199	335,159
Intangible assets, net	2,005,153	194,521
Other assets	106,680	21,313

Total assets	$5,095,556	$2,200,768

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$17,500	$78,158
Accounts payable	186,511	158,349
Accrued expenses and other current liabilities	188,542	172,031

Total current liabilities	392,553	408,538
Long-term debt, net of current portion	2,369,375	341,128
Deferred income taxes	748,878	38,175
Other liabilities	47,855	32,974

Total liabilities	3,558,661	820,815

Commitments and contingencies (see Notes 14 and 16)
Stockholders' equity:
Common stock, successor, $0.01 par; one thousand shares authorized, issued and outstanding at September 30, 2011	—	508
Capital in excess of par	1,552,188	186,248
Retained earnings	22,472	1,198,467
Accumulated other comprehensive loss	(37,765)	(5,270)

Total stockholders' equity	1,536,895	1,379,953

Total liabilities and stockholders' equity	$5,095,556	$2,200,768

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.
Consolidated Statements of Income
Years Ended September 30, 2011, 2010 and 2009
(in thousands)

	Successor	Predecessor
	2011	2010	2009
Net sales	$2,958,491	$2,826,737	$2,581,950

Costs and expenses:
Cost of sales	1,683,486	1,521,555	1,458,437
Advertising, promotion and catalog	152,915	137,556	110,098
Selling, general and administrative	843,645	767,946	737,786
Merger expenses	44,479	45,903	—
IT project termination costs	—	—	11,718

	2,724,525	2,472,960	2,318,039

Income from operations	233,966	353,777	263,911

Other income (expense):
Interest	(195,537)	(30,195)	(34,882)
Miscellaneous, net	1,480	4,133	(61)

	(194,057)	(26,062)	(34,943)

Income before income taxes	39,909	327,715	228,968
Provision for income taxes	9,990	114,045	83,239

Net income	$29,919	$213,670	$145,729

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
Years Ended September 30, 2011, 2010 and 2009
(in thousands)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Capital in Excess of Par	Retained Earnings		Total Stockholders' Equity
Predecessor balance, September 30, 2008	61,599	$493	$140,990	$839,068	$17,645	$998,196
Components of comprehensive income:
Net income				145,729		145,729
Foreign currency translation adjustment and other, net of taxes					(16,108)	(16,108)
Change in fair value of interest rate swaps, net of taxes					(4,889)	(4,889)

Comprehensive income:						$124,732

Exercise of stock options	275	2	1,444			1,446
Tax benefit from exercise of stock options			55			55
Stock-based compensation			3,396			3,396

Predecessor balance, September 30, 2009	61,874	495	145,885	984,797	(3,352)	1,127,825
Components of comprehensive income:
Net income				213,670		213,670
Foreign currency translation adjustment and other, net of taxes					(4,600)	(4,600)
Change in fair value of interest rate swaps, net of taxes					2,682	2,682

Comprehensive income:						$211,752

Exercise of stock options	1,570	13	10,608			10,621
Tax benefit from exercise of stock options			6,646			6,646
Stock-based compensation			23,109			23,109

Predecessor balance, September 30, 2010	63,444	508	186,248	1,198,467	(5,270)	1,379,953
Purchase accounting adjustments	(63,444)	(508)	(186,248)	(1,198,467)	5,270	(1,379,953)
Components of comprehensive loss:
Net income				29,919		29,919
Foreign currency translation adjustment and other, net of taxes					(20,196)	(20,196)
Change in fair value of interest rate and cross currency swaps, net of taxes					(17,569)	(17,569)

Comprehensive loss:						$(7,846)

Opening equity of Merger sub	1	—		(7,447)		(7,447)
Capital contribution from Holdings			1,550,400			1,550,400
Stock-based compensation			1,788			1,788

Successor balance, September 30, 2011	1	$—	$1,552,188	$22,472	$(37,765)	$1,536,895

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.
Consolidated Statements of Cash Flows
Years Ended September 30, 2011, 2010 and 2009
(in thousands)

	Successor	Predecessor
	2011	2010	2009
Cash flows from operating activities:
Net income	$29,919	$213,670	$145,729
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Impairments and disposals of assets	2,673	11,325	14,029
Depreciation and amortization	103,335	66,804	68,888
Foreign currency transaction loss	63	1,125	4,552
Amortization of deferred charges	15,076	1,412	1,270
Write off of financing fees	20,824	—	—
Stock-based compensation	1,788	23,109	3,396
Allowance for doubtful accounts	5,468	1,256	(2,354)
Amortization of incremental inventory fair value	122,104	—	—
Inventory reserves	22,484	934	6,889
Deferred income taxes	(30,934)	(13,000)	6,995
Excess income tax benefit from exercise of stock options	—	(6,646)	(55)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,135)	21,392	(32,368)
Inventories	(38,861)	(11,397)	(88,348)
Other assets	9,336	(1,125)	1,255
Accounts payable	27,351	10,748	17,752
Accrued expenses and other liabilities	2,146	52,145	(10,693)

Net cash provided by operating activities	284,637	371,752	136,937

Cash flows from investing activities:
Purchase of property, plant and equipment	(44,234)	(69,903)	(43,375)
Proceeds from sale of available-for-sale marketable securities	—	2,000	—
Cash paid for acquisitions	(3,987,809)	(14,200)	—
Escrow refund, net of purchase price adjustments	—	—	13,383
Proceeds from sale of assets	—	—	2,000

Net cash used in investing activities	(4,032,043)	(82,103)	(27,992)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(13,935)	(57,157)	(33,217)
Payments for financing fees	(138,227)	(1,524)	—
Proceeds from borrowings	2,400,000	—	—
Capital contribution	1,550,400	—	—
Termination of interest rate swaps	—	(5,813)	—
Proceeds from borrowings under the Revolving Credit Facility	—	—	95,000
Principal payments under the Revolving Credit Facility	—	—	(155,000)
Excess income tax benefit from exercise of stock options	—	6,646	55
Proceeds from stock options exercised	—	10,621	1,446

Net cash provided by (used in) financing activities	3,798,238	(47,227)	(91,716)

Effect of exchange rate changes on cash and cash equivalents	(2,909)	(1,940)	(1,408)

Net increase in cash and cash equivalents	47,923	240,482	15,821
Cash and cash equivalents at beginning of year	346,483	106,001	90,180

Cash and cash equivalents at end of year	$394,406	$346,483	$106,001

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share amounts)

1.    Nature of Business

        NBTY, Inc. ("NBTY", and together with its subsidiaries, the "Company," "we," or "us") is the leading global vertically integrated manufacturer, marketer, distributor and retailer of a broad line of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. We market over 25,000 individual stock keeping units ("SKUs") under numerous owned and private-label brands, including Nature's Bounty®, Ester-C®, Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, Flex-A-Min®, SISU®, Knox®, Sundown®, Pure Protein®, Body Fortress®, WORLDWIDE Sport Nutrition®, Natural Wealth®, Puritan's Pride®, Holland & Barrett®, GNC (UK)®, Physiologics®, Le Naturiste®, De Tuinen®, Julian Graves® and Vitamin World®.

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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

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

Estimates

        The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These judgments can be subjective and complex, and consequently actual results could differ materially from those estimates and assumptions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our most significant estimates include: sales returns, promotions and other allowances; inventory valuation and obsolescence; valuation and recoverability of long-lived assets; stock-based compensation; income taxes; and accruals for the outcome of current litigation.

Cash and Cash Equivalents

        We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Sales Returns and Other Allowances

        Allowance for sales returns:    Estimates for sales returns are based on a variety of factors, including actual return experience of specific products or similar products. We are able to make reasonable and reliable estimates of product returns based on our past 40 year history in this business. We also review our estimates for product returns based on expected return data communicated to us by customers. Additionally, we monitor the levels of inventory at our largest customers to avoid excessive customer stocking of merchandise. Allowances for returns of new products are estimated by reviewing data of any prior relevant new product return information. We also monitor the buying patterns of the end-users of our products based on sales data received by our retail outlets in North America and Europe.

        Promotional program incentive allowances:    We estimate our allowance for promotional program incentives based upon specific outstanding marketing programs and historical experience. The allowance for sales incentives offered to customers is based on various contractual terms or other arrangements agreed to in advance with certain customers. Generally, customers earn such incentives as specified sales volumes are achieved. We accrue these incentives as a reduction to sales either at the time of sale or over the period of time in which they are earned, depending on the nature of the program.

        Allowance for doubtful accounts:    We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

determined by our review of current credit information. We estimate bad debt expense based upon historical experience as well as specifically identified customer collection issues to adjust the carrying amount of the related receivable to its estimated realizable value.

        Accounts receivable are presented net of the following reserves at September 30:

	Successor	Predecessor
	2011	2010
Allowance for sales returns	$10,793	$9,457
Promotional programs incentive allowance	74,593	56,968
Allowance for doubtful accounts	5,468	5,575

	$90,854	$72,000

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

Goodwill and Intangible Assets

        Goodwill and indefinite-lived intangibles are tested for impairment annually or more frequently if impairment indicators are present. We consider the following to be some examples of important indicators that may trigger an impairment review: (i) a history of cash flow losses at retail stores; (ii) significant changes in the manner or use of the acquired assets in our overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) regulatory changes. In conjunction with the Acquisition, we changed our annual impairment testing date to July 1, the first day of our fourth quarter, from September 30, the last day of our fourth quarter.

        Goodwill is tested for impairment using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

carrying value of the net assets assigned to a reporting unit goodwill is not considered impaired and no further testing is required. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We use a combination of the income and market approaches to estimate the fair value of our reporting units. For our indefinite-lived intangible assets, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

        We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. If actual external conditions or future operating results differ from our judgments, this may result in an impairment of our goodwill and/or intangible assets. An impairment charge would reduce operating income in the period it was determined that the charge was needed.

Impairment of Long-Lived Assets

        We evaluate the need for an impairment charge relating to long-lived assets, including definite lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset group to its expected future net cash flows generated by the asset group. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. On a quarterly basis, we assess whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows. Accordingly, if actual results fall short of such estimates, significant future impairments could result.

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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

Accruals for Litigation and Other Contingencies

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

Stock-Based Compensation

        We record the fair value of stock-based compensation awards as an expense over the vesting period on a straight-line basis for all time vesting awards, at the time performance is achieved or probable to be achieved for all performance based awards. To determine the fair value of stock options on the date of grant, we apply the Monte Carlo Simulation option-pricing model, including an estimate of forfeitures. Inherent in this model are assumptions related to expected stock-price volatility, risk-free interest rate, expected term and dividend yield.

Shipping and Handling Costs

        We incur shipping and handling costs in all divisions of our operations. These costs, included in selling, general and administrative expenses in the consolidated statements of income, were $80,413, $69,947 and $64,716 for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. Of these amounts, $16,660, $16,312 and $14,340 have been billed to customers and are included in net sales for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

Advertising, Promotion and Catalog

        We expense the production costs of advertising as incurred, except for the cost of mail order catalogs, which are capitalized and amortized over our expected period of future benefit, which typically approximates two months. Capitalized costs for mail order catalogs at September 30, 2011 and 2010 was $575 and $644, respectively. Total mail order catalog expense was $10,395, $9,070 and $10,584 for the fiscal years ended September 30, 2011, 2010 and 2009, respectively, and is included in advertising, promotion and catalog in the consolidated statements of income.

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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

Derivatives and Hedging Activities

        All derivative financial instruments are recognized as either assets or liabilities in the consolidated balance sheet and measurement of those instruments is at fair value. Changes in the fair values of those derivatives are reported in earnings or other comprehensive income depending on the designation of the derivative and whether it qualifies for hedge accounting. For derivatives that have been formally designated as cash flow hedges (interest rate swap agreements), the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income and reclassified into earnings when interest expense on the underlying borrowings is recognized. For hedges of the net investment in foreign subsidiaries (cross currency swap agreements), changes in fair value of the derivative are recorded in Other comprehensive income (loss) to offset the change in the value of the net investment being hedged. We do not use derivative financial instruments for trading purposes.

Recent Accounting Developments

        In June 2011, the Financial Accounting Standards Board ("FASB") amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, however the requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income, has been temporarily delayed by the FASB until further evaluation can be done on the implementation impact. We are currently evaluating the impact of adopting this guidance on our financial statements.

        In September 2011, the FASB issued guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the guidance is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

3.    Carlyle Merger (Continued)

  •
  Merger Sub, a subsidiary of Holdings formed solely for the purpose of completing the Acquisition, issued $650,000 aggregate principal amount of 9% senior notes due 2018 (including any of the substantially identical notes that were registered under the Securities Act of 1933, as amended, and exchanged for any outstanding notes issued, the "Notes") and entered into senior credit facilities consisting of (1) senior secured term loan facilities of $1,750,000 and (2) a senior secured revolving credit facility with commitments of $250,000. (See Note 8 for information related to the subsequent refinancing of the senior credit facilities);

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

        The Acquisition was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interests. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

3.    Carlyle Merger (Continued)

such assets and liabilities at the date of the Acquisition. The allocation of the purchase price is as follows:

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

        Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities were stated at their historical carrying values, which approximate their fair value, given the short-term nature of these assets and liabilities. Inventories were recorded at fair value, based on computations which considered many factors, including the estimated selling price of the inventory, the cost to dispose of the inventory, as well as the replacement cost of the inventory, where applicable.

        The following provides the fair value of property, plant and equipment acquired (as of the date of the Acquisition):

	Fair Value	Depreciation and amortization period (years)
Land	$67,832
Building and leasehold improvements	216,571	4–40
Machinery and equipment	119,405	3–13
Furniture and fixtures	53,109	3–10
Computer equipment	18,113	3–5
Transportation equipment	5,844	3–4
Construction in progress	12,241

Total property, plant and equipment	$493,115

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

3.    Carlyle Merger (Continued)

        The following provides the fair value of identifiable intangible assets acquired (as of the date of the Acquisition):

	Fair Value	Amortization period (years)
Definite lived intangible assets:
Brands and customer relationships	$885,000	17–25
Tradenames and other	171,000	20–30

	1,056,000
Indefinite lived intangible asset:
Tradenames	997,000

Total intangible assets	$2,053,000

        The Company has allocated $997,000 to tradenames that have been determined to have indefinite lives. Management considered numerous factors in determining to account for these assets as indefinite-lived intangible assets, including the current market leadership position of the names as well as their recognition in the industry. The indefinite-lived intangible assets are not amortized, but instead tested for impairment at least annually (more frequently if certain conditions are present).

        The following unaudited pro forma financial information presents a summary of our consolidated net sales and net income for the year ended September 30, 2010, assuming that the Acquisition took place October 1, 2009:

2010 Pro Forma
Net sales	$2,826,737

Net income	$622

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

        Pro forma net income for the year ended September 30, 2010 includes an increase in cost of sales of $122,104 relating to an increase in acquired inventory to its fair value as required under purchase accounting, which was sold during the period, as well as non-recurring Merger expenses of $90,382 which consisted of legal and professional advisory services, the acceleration of vesting of all unvested stock-based compensation, fees related to an unused bridge loan and a portion of the transaction fee paid to Carlyle.

4.    Acquisitions

        We account for acquisitions under the purchase method of accounting. Under the purchase method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. Any excess of the purchase

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

4.    Acquisitions (Continued)

price over their fair values is recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed is based upon estimates and assumptions, including a valuation.

Ultimate Biopharma

        On May 14, 2010, our subsidiary, NBTY Global Hong Kong Limited, acquired Ultimate Biopharma (Zhongshan) Corporation ("Ultimate"), a Chinese-foreign joint venture limited company which manufactures softgel capsules for approximately $8,800 plus an adjustment for collected accounts receivable and other working capital components for a total purchase price of approximately $14,465. The allocation of net assets acquired consisted of accounts receivable, inventory, property, plant and equipment and goodwill. The goodwill associated with this acquisition is not deductible for tax purposes.

        Proforma financial information related to Ultimate, as well as acquisitions in 2011, is not provided as its impact was not material to our consolidated financial statements.

5.    Inventories

        The components of inventories are as follows at September 30:

	Successor	Predecessor
	2011	2010
Raw materials	$148,206	$142,228
Work-in-process	15,521	23,654
Finished goods	511,642	503,014

Total	$675,369	$668,896

6.    Property, Plant and Equipment

        Property, plant and equipment is as follows at September 30:

	Successor	Predecessor	Depreciation and amortization period (years)

	2011	2010
Land	$69,060	$29,212
Buildings and leasehold improvements	231,739	311,798	4–40
Machinery and equipment	129,016	228,760	3–13
Furniture and fixtures	67,723	133,348	3–10
Computer equipment	23,345	77,799	3–5
Transportation equipment	5,775	12,394	3–4
Construction in progress	8,989	12,241

	535,647	805,552
Less accumulated depreciation and amortization	56,374	413,653

	$479,273	$391,899

        Depreciation and amortization of property, plant and equipment for the fiscal years ended September 30, 2011, 2010 and 2009 was approximately $58,232, $50,910 and $52,806, respectively.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

7.    Goodwill and Intangible Assets

Goodwill

        The changes in the carrying amount of goodwill by segment for the fiscal years ended September 30, 2011 and 2010 are as follows:

	Wholesale/ US Nutrition	European Retail	Direct Response/ E-Commerce	North American Retail	Consolidated
Predecessor balance at September 30, 2009	$180,276	$142,718	$16,105	$—	$339,099
Foreign currency translation	263	(2,603)	—	—	(2,340)
Purchase adjustments	—	(4,362)	—	—	(4,362)
Acquisitions	1,875	887	—	—	2,762

Predecessor balance at September 30, 2010	182,414	136,640	16,105	—	335,159
Elimination of predecessor goodwill	(182,414)	(136,640)	(16,105)	—	(335,159)
Purchase accounting adjustments	610,289	281,922	317,985	7,744	1,217,940

Successor balance October 1, 2010	610,289	281,922	317,985	7,744	1,217,940
Foreign currency translation	(2,032)	(4,426)	—	—	(6,458)
Acquisitions	717	—	—	—	717

Successor balance at September 30, 2011	$608,974	$277,496	$317,985	$7,744	$1,212,199

        The fiscal 2010 purchase adjustments included in the European Retail segment relate primarily to a change in estimate in the store closing reserves for Julian Graves for stores which are no longer planned to be closed.

Other Intangible Assets

        The carrying amounts of acquired other intangible assets are as follows at September 30:

	Successor		Predecessor
	2011		2010
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets
Brands and customer relationships	$884,265	$38,382	$282,198	$99,026	17–25
Tradenames and other	172,456	6,206	20,860	11,311	20–30

	1,056,721	44,588	303,058	110,337
Indefinite lived intangible asset
Tradenames	993,020	—	1,800	—

Total intangible assets	$2,049,741	$44,588	$304,858	$110,337

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

7.    Goodwill and Intangible Assets (Continued)

        Aggregate amortization expense of other definite lived intangible assets included in the consolidated statements of income in selling, general and administrative expenses in fiscal 2011, 2010 and 2009 was approximately $45,103, $15,894 and $16,082, respectively.

        Assuming no changes in our other intangible assets, estimated amortization expense for each of the five succeeding years will be approximately $45,000 per year.

8.    Impairment of Long-Lived Assets

        We own a plant (land and building) located in Augusta, Georgia, which is idle. We have marketed the plant for sale. However, due to the current conditions in the commercial real estate and credit markets, we have been unable to complete a sale transaction. We periodically assess the estimated fair value of the land and building and reduce their carrying values to the estimated fair value as necessary. During fiscal 2009 we recorded an impairment charge of $3,270 to reduce the carrying value of the asset. This impairment charge is included in the consolidated statement of income in selling, general and administrative expenses. At September 30, 2011, the book value of the land and building, which is approximately $8,200, approximates fair value and is included in Other assets.

9.    Merger Expenses

        In connection with the Acquisition described in Note 3, in fiscal 2011 we incurred $44,479 of Merger expenses which consisted of $15,660 in financing costs associated with an unused bridge loan, $14,324 for a portion of the transaction fee paid to Carlyle and $14,495 of other Merger related costs.

        For fiscal 2010, NBTY as the predecessor incurred charges of $45,903 which consisted of $29,761 primarily related to legal and professional advisory services and $16,142 of incremental stock-based compensation expense as a result of the mandatory acceleration of vesting of all unvested stock options and restricted stock units in connection with the Acquisition. Of these total costs, $38,123 were contingent upon closing of the Acquisition and recorded on September 30, 2010 as it represents the last day of operations of the Company prior to the Acquisition.

10.    IT Project Termination Costs

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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

11.    Accrued Expenses and Other Current Liabilities

        The components of accrued expenses and other current liabilities are as follows at September 30:

	Successor	Predecessor
	2011	2010
Accrued compensation and related taxes	$46,255	$42,235
Accrued interest	29,285	6,774
Accrued professional fees	1,942	23,298
Income taxes payable	12,831	14,513
Other	98,229	85,211

	$188,542	$172,031

        Accrued professional fees at September 30, 2010 includes $21,647 related to the Merger.

12.    Long-Term Debt

        Long-term debt consists of the following at September 30:

	Successor	Predecessor
	2011	2010
Senior Credit Facilities:
Term loan B-1	$1,736,875	$—
Revolving credit facility	—	—
Notes	650,000	—
Senior Subordinated Notes	—	189,014
$300 million, five-year Term Loan	—	214,343
Multi-currency Term Loan	—	15,126
Mortgage and Capital leases		803

	2,386,875	419,286
Less: current portion	17,500	78,158

Total	$2,369,375	$341,128

        In connection with the Acquisition, the Senior Subordinated Notes, the $300 million, five-year Term Loan, the multi-currency Term Loan and the mortgage were paid down on October 1, 2010. (See Note 3 for further information about the Acquistion.)

Senior Credit Facilities

        On October 1, 2010 (the "Closing Date"), we entered into our senior credit facilities consisting of a $250,000 revolving credit facility, a $250,000 term loan A and a $1,500,000 term loan B. The term loan facilities were used to fund, in part, the Transactions.

        On March 1, 2011, NBTY, Holdings, Barclays Bank PLC, as administrative agent, and several other lenders entered into the First Amendment and Refinancing Agreement to the Credit Agreement (the "Refinancing") pursuant to which we repriced our loans and amended certain other terms under our then existing credit agreement. Under the terms of the Refinancing, the original $250,000 term

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

12.    Long-Term Debt (Continued)

loan A and $1,500,000 term loan B were replaced with a new $1,750,000 term loan B-1 and the $250,000 revolving credit facility was modified to $200,000. Borrowings under term loan B-1 bear interest at a floating rate which can be, at our option, either (i) Eurodollar rate plus an applicable margin, or (ii) base rate plus an applicable margin, in each case, subject to a Eurodollar rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-1 and the revolving credit facility is 3.25% per annum for Eurodollar loans and 2.25% per annum for base rate loans, with a step-down in rate for the revolving credit facility upon the achievement of a certain total senior secured leverage ratio. Substantially all other terms are consistent with the original term loan B, including the amortization schedule of term loan B-1 and maturity dates. We intend to fund working capital and general corporate purposes, including permitted acquisitions and other investments, with cash flows from operations as well as borrowings under our revolving credit facility.

        The following fees are applicable under the $200,000 revolving credit facility: (i) an unused line fee of 0.50% per annum, based on the unused portion of the revolving credit facility; (ii) a letter of credit participation fee on the aggregate stated amount of each letter of credit available to be drawn equal to the applicable margin for Eurodollar rate loans; (iii) a letter of credit fronting fee equal to 0.25% per annum on the daily amount of each letter of credit available to be drawn; and (iv) certain other customary fees and expenses of our letter of credit issuers.

        The revolving credit facility matures five years after the Closing Date and term loan B-1 matures seven years after the Closing Date.

        Commencing with the second quarter ending after the Closing Date, term loan B-1 amortizes in equal quarterly installments in an amount equal to 1.00% per annum of the original principal amount thereof, with the balance due at maturity. We may voluntarily prepay loans or reduce commitments under our senior credit facilities, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty, except that certain refinancings of the term loan B-1 credit facility within one year after the Refinancing will be subject to a prepayment premium of 1.00% of the principal amount repaid.

        We must prepay term loan B-1 with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under our senior credit facilities unless specifically incurred to refinance a portion of our senior credit facilities) and 50% of excess cash flow (such percentage subject to reduction based on achievement of specified total senior secured leverage ratios), in each case, subject to certain reinvestment rights and other exceptions. No repayment was required for 2011. We are also required to make prepayments under our revolving credit facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under the revolving credit facility exceeds the aggregate amount of commitments in respect of the revolving credit facility.

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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

12.    Long-Term Debt (Continued)

        Our senior credit facilities contain customary negative covenants, including, but not limited to, restrictions on our, and our restricted subsidiaries', ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, amend organizational documents, or change our line of business or fiscal year. We were in compliance with all covenants under the senior credit facilities at September 30, 2011. In addition, our senior credit facilities require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility, including swingline loans and letters of credit. During the year ended September 30, 2011, no amounts were outstanding under the revolving credit facility. All other financial covenants in the original senior credit facility were removed as part of the Refinancing.

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

Notes

        On October 1, 2010, NBTY issued $650,000 Notes bearing interest at 9% in a private placement. On August 2, 2011, these outstanding Notes were exchanged for substantially identical notes that were registered under the Securities Act of 1933, as amended, and therefore are freely tradable. The Notes are senior unsecured obligations and mature on October 1, 2018. Interest on the Notes is paid on April 1 and October 1 of each year, and commenced on April 1, 2011.

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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

12.    Long-Term Debt (Continued)

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

        The Notes are jointly and severally, irrevocably and unconditionally guaranteed by each of our subsidiaries that is a guarantor under the Credit Agreement. The Notes are uncollateralized and rank senior in right of payment to existing and future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment to our and our subsidiary guarantors' senior unsecured debt, and are effectively junior to any of our or our subsidiary guarantors' secured debt, to the extent of the value of the collateral securing such debt. The Notes contain certain customary covenants including, but not limited to, restrictions on our and our restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, or pay dividends. We were in compliance with all covenants under the Notes at September 30, 2011.

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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

13.    Fair Value of Financial Instruments (Continued)

        The following table summarizes the assets and liabilities measured at fair value on a recurring basis at September 30, 2011:

	Level 1	Level 2	Level 3
Assets (liabilities):
Current:
Interest rate swaps (included in other current liabilities)	$—	$(9,102)	$—
Cross currency swaps (included in other current liabilities)	$—	$—	$(2,160)
Non-current:
Interest rate swaps (included in other liabilities)	$—	$(8,386)	$—
Cross currency swaps (included in other liabilities)	$—	$—	$(8,966)

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

        There were no Level 3 assets or liabilities as of September 30, 2010 and the change in liabilities that are included in Level 3 as of September 30, 2011 relates to the change in the fair market value of the cross currency swaps that were entered into during the fiscal year ended September 30, 2011. There were no other transactions that impacted assets or liabilities that are measured at fair value using Level 3 inputs for the fiscal year ended September 30, 2011.

        The following table shows the activity related to net investment hedges for the fiscal year ended September 30, 2011:

Successor 2011
Beginning balance:	$—
Unrealized gain (loss) on hedging instruments	(17,569)

Ending balance:	$(17,569)

Interest Rate Swaps

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments.

        During December 2010, we entered into three interest rate swap contracts that were subsequently terminated in connection with the Refinancing, resulting in a termination payment of $1,525. During March 2011, we entered into three interest rate swap contracts to fix the LIBOR indexed interest rates on a portion of our senior credit facilities until the indicated expiration dates of these swap contracts. Each swap contract has an initial notional amount of $333,333 (for a total of one billion dollars), with a

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

13.    Fair Value of Financial Instruments (Continued)

fixed interest rate of 1.92% for a four-year term. The notional amount of each swap decreases to $266,666 in December 2012, decreases to $166,666 in December 2013 and has a maturity date of December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior credit facilities are swapped for fixed interest payments. These interest rate swap contracts were designated as a cash flow hedge of the variable interest payments on a portion of our term loan debt. Hedge effectiveness will be assessed based on the overall changes in the fair value of the interest rate swap contracts. Any potential ineffectiveness is measured using the hypothetical derivative method. Any ineffectiveness will be recognized in current earnings. Hedge ineffectiveness from inception to September 30, 2011 was insignificant.

        In fiscal 2008, we entered into two interest rate swap contracts to hedge the variability of future interest relating to a portion of the interest payments on our Term Loan. Each swap contract had a notional amount of $100 million. One swap contract had a fixed interest rate, before bank margin of 3.88% for a two year term and the other swap contract had a fixed interest rate, before bank margin of 4.195% for a three year term. Under the terms of the swap contracts, variable interest payments for a portion of our Term Loan are swapped for fixed interest payments. The change in the fair value of the swap contracts for the fiscal year ended September 30, 2010 and 2009 recorded through other comprehensive income (loss) ("OCI"), net of income tax was $2,682 and $4,889, respectively. In anticipation of the Merger, both swap contracts were terminated on September 29, 2010. The fair value of the swap contracts was $5,813 on that date.

Cross Currency Swaps

        To manage the potential exposure from adverse changes in currency exchange rates, specifically the British pound, arising from our net investment in British pound denominated operations, during December 2010, we entered into three cross currency swap contracts to hedge a portion of the net investment in our British pound denominated foreign operations. The aggregate notional amount of the swap contracts is 194,200 British pounds (approximately $303,000 U.S. dollars), with a forward rate of 1.56, and a termination date of September 30, 2017.

        These cross currency contracts were designated as a net investment hedge to the net investment in our British pound denominated operations. Hedge effectiveness is assessed based on the overall changes in the fair value of the cross currency swap contracts. Any potential hedge ineffectiveness is measured using the hypothetical derivative method and is recognized in current earnings. Hedge ineffectiveness from inception to September 30, 2011 was insignificant.

        The following table shows the effect of the Company's derivative instruments designated as cash flow and net investment hedging instruments for the year ended September 30, 2011:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Successor	Successor
	2011	2011
Cash Flow Hedges:
Interest rate swaps	$(18,427)	$(7,689)
Net Investment Hedges:
Cross currency swaps	(6,831)	—

Total	$(25,258)	$(7,689)

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

13. Fair Value of Financial Instruments (Continued)

Notes

        The face value of the Notes at September 30, 2011 was $650,000. The fair value of the Notes, based on then quoted market prices, was $663,000 at September 30, 2011.

Other Fair Value Considerations

        During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level using market data and a cash flow model using Level 3 inputs. Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Measurements based on undiscounted cash flows are considered to be Level 3 inputs.

14. Litigation Summary

Stock Purchases

        On May 11, 2010, a putative class-action, captioned John F. Hutchins v. NBTY, Inc., et al, was filed in the United States District Court, Eastern District of New York, against NBTY and certain current and former officers, claiming that the defendants made false material statements, or concealed adverse material facts, for the purpose of causing members of the class to purchase NBTY stock at allegedly artificially inflated prices. An amended complaint, seeking unspecified compensatory damages, attorneys' fees and costs, was served on February 1, 2011. The Company moved to dismiss the amended complaint on March 18, 2011 and that motion is pending. We believe the claims to be without merit and intend to vigorously defend this action. At this time, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of any of the defendants.

Employment Class Actions

        On or about July 7, 2010, a putative class action captioned Hamilton and Taylor v. Vitamin World, Inc. was filed against one of our subsidiaries in the Alameda Superior Court, California. Plaintiffs seek to represent a class of employees in connection with several causes of action alleging, among other things, wage and hour violations. Plaintiffs describe the class as all non-exempt current and former employees of Vitamin World Stores in California. The complaint seeks compensatory damages, statutory penalties, restitution, disgorgement of profits, and attorneys' fees and costs in unidentified amounts. To date, the Plaintiffs have filed an amended complaint and discovery is ongoing. The Company challenges the validity of the claims and intends to vigorously defend this action. At this time, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of the defendant. In addition, on or about October 27, 2010, a different set of plaintiffs filed an action captioned Hickman v. Vitamin World, Inc. in Solano County Superior Court, California. Vitamin World filed a demurrer and motion to abate that action because it is identical to the instant Hamilton complaint and the Hickman action was dismissed on May 31, 2011.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

14. Litigation Summary (Continued)

        On or about April 8, 2010, a putative class action captioned Dirickson v. NBTY Acquisition, LLC, NBTY Manufacturing, LLC, NBTY, Inc., and Volt Management Corporation ("Volt") was filed against the Company and certain subsidiaries in the Superior Court of California, County of Los Angeles. Volt is not related to the Company. Plaintiff seeks to represent a class of employees in connection with several causes of action alleging, among other things, wage and hour violations. The complaint seeks damages on behalf of all non-exempt employees within the State of California who worked for Volt or any of the NBTY entities between April 8, 2006 and April 8, 2010, including compensatory damages, unpaid wages, statutory penalties, restitution, unspecified injunctive relief, unjust enrichment and attorneys' fees and costs in unidentified amounts. The NBTY entities have entered into settlement discussions with the plaintiffs, and those discussions are ongoing. Until such settlement is finalized, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of the defendant.

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

15. Income Taxes

        Income before provision for income taxes consists of the following components:

	Successor	Predecessor
	2011	2010	2009
United States	$(80,927)	$237,306	$170,279
Foreign	120,836	90,409	58,689

	$39,909	$327,715	$228,968

        Provision for income taxes consists of the following:

	Successor	Predecessor
	2011	2010	2009
Federal
Current	$3,712	$86,896	$47,260
Deferred	(29,177)	(13,160)	6,141
State
Current	3,637	12,459	8,185
Deferred	(3,490)	(1,045)	622
Foreign
Current	33,575	27,690	20,799
Deferred	1,733	1,205	232

Total provision	$9,990	$114,045	$83,239

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

15. Income Taxes (Continued)

        The following is a reconciliation of the income tax expense computed using the statutory Federal income tax rate to the actual income tax expense and the effective income tax rate.

	Successor		Predecessor
	2011		2010		2009
	Amount	Percent of pretax income	Amount	Percent of pretax income	Amount	Percent of pretax income
Income tax expense at statutory rate	$13,968	35.0%	$114,701	35.0%	$80,139	35.0%
State income taxes, net of federal income tax benefit	(1,125)	(2.8)%	7,090	2.2%	5,725	2.5%
Change in valuation allowance	786	2.0%	1,556	0.5%	4,309	1.9%
Effect of international operations, including foreign export benefit and earnings indefinitely reinvested	(3,625)	(9.1)%	(6,638)	(2.0)%	(4,193)	(1.8)%
Domestic manufacturing deduction	(1,874)	(4.7)%	(4,200)	(1.3)%	(2,580)	(1.1)%
Transaction costs	1,164	2.9%	2,745	0.8%
Other	696	1.7%	(1,209)	(0.4)%	(161)	(0.1)%

	$9,990	25.0%	$114,045	34.8%	$83,239	36.4%

        The difference in the effective rate in fiscal 2011 as compared to the statutory rate is mainly attributable to certain foreign benefits and other deductions that became higher in proportion to the net tax expense and thus decreased the effective tax rate for fiscal 2011.

        The difference in the effective rate in fiscal 2009 as compared to the statutory rate is mainly attributable to higher state income taxes resulting from an increase in domestic income and losses attributable to certain foreign subsidiaries for which no benefit has been recognized.

        The components of deferred tax assets and liabilities are as follows as of September 30:

	Successor	Predecessor
	2011	2010
Deferred tax assets:
Inventory reserves and UNICAP	$7,481	$11,829
Accrued expenses and reserves not currently deductible	18,785	32,678
Other comprehensive income	11,386	2,244
Foreign and state tax credits	54,210	23,530
Foreign net operating losses	12,614	11,509
Valuation allowance	(15,404)	(14,618)

Total deferred income tax assets, net of valuation allowance	89,072	67,172

Deferred tax liabilities:
Property, plant and equipment	(51,748)	(15,123)
Intangibles	(711,230)	(29,763)
Undistributed foreign earnings	(50,632)	(20,331)

Total deferred income tax liabilities	(813,610)	(65,217)

Total net deferred income tax assets / (liabilities)	(724,538)	1,955
Less current deferred income tax assets	(24,340)	(40,130)

Long-term deferred income tax liabilities	$(748,878)	$(38,175)

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

15.    Income Taxes (Continued)

        At September 30, 2011, we had foreign net operating losses, foreign tax credit and New York State ("NYS") investment tax credit carryforwards of $35,878, $50,316 and $3,393, respectively. At September 30, 2010, we had foreign net operating losses, foreign tax credit and NYS investment tax credit carryforwards of $32,727, $20,059 and $3,472, respectively. At September 30, 2011 and 2010, we maintained a valuation allowance of $2,792 and 3,112, respectively, against the NYS investment tax credits that expire primarily between 2013 and 2016 and $12,614 and $11,509, respectively, against foreign loss carryforwards which expire in accordance with applicable tax law. We provide a valuation allowance for these credit and loss carryforwards because we do not consider realization of such assets to be more likely than not. We continue to monitor the need for these valuation allowances on an on-going basis.

        At September 30, 2011, we had $83,249 of undistributed international earnings on which we have not provided any U.S. tax expense as we intend to permanently reinvest these earnings outside of the U.S.

        The change in the valuation allowance for the fiscal years ended September 30, 2011 and 2010 is as follows:

	Successor	Predecessor
	2011	2010	2009
Beginning balance	$(14,618)	$(13,063)	$(8,400)
NYS investment tax credit carryforwards utilized	319	342	212
Foreign net operating losses generated	(1,105)	(1,897)	(4,521)
Foreign net operating losses acquired	—	—	(354)

Balance at September 30	$(15,404)	$(14,618)	$(13,063)

        The following table summarizes the activity related to gross unrecognized tax benefits from October 1, 2009 to September 30, 2011:

	Successor	Predecessor
	2011	2010	2009
Beginning balance	$9,210	$9,229	$10,007
Increases related to prior year tax positions	2,207	1,252	385
Decreases related to settlements with taxing authorities	—	(669)	(465)
Decreases related to lapsing of statute of limitations	(730)	(602)	(698)

Balance as of September 30	$10,687	$9,210	$9,229

        These liabilities are primarily included as a component of other liabilities in our consolidated balance sheet because we generally do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months.

        Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $8,195 and $6,588 as of September 30, 2011 and 2010, respectively. We do not believe that the amount will significantly change in the next 12 months.

        We accrue interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods. At September 30, 2011, we had accrued $1,204 and

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

15.    Income Taxes (Continued)

$535 for the potential payment of interest and penalties, respectively. As of September 30, 2011, we were subject to U.S. Federal Income Tax examinations for the tax years 2007 through 2010, and to non-US examinations for the tax years of 2005–2010. In addition, we are generally subject to state and local examinations for fiscal years 2008–2010. There were no significant changes to accrued penalties and interest during the fiscal year ended September 30, 2011.

        The Company is under an Internal Revenue Service ("IRS") examination for tax years 2007–2009. Among other issues, the IRS has questioned the values used by the Company to transfer product and provide services to an international subsidiary. The Company believes it has appropriately valued such product transfers and services and intends to continue to support this position as the IRS examination continues to progress.

16.    Stockholders' Equity

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

17.    Stock-Based Compensation and Employee Benefit Plans

  Successor

        On November 30, 2010, Holdings adopted the Equity Incentive Plan of Alphabet Holding Company, Inc. (the "Plan"), pursuant to which Holdings may grant options to selected employees and directors of the Company. The aggregate number of shares which may be issued under the Plan is 50,268 shares of the Class A common stock and 148,404 shares of the Class B common stock. Options granted under the Plan expire no later than 10 years from the date of grant and the exercise price may not be less than the fair market value of the common stock on the date of grant.

        During fiscal 2011, Holdings granted 49,468 Class A common stock options and 103,710 Class B common stock options to certain Company employees under the Plan. Vesting of the awards is based on the passage of time, in equal installments over five years /or the achievement of a performance condition(i.e., a liquidity event as defined in the plan agreement) and market conditions (i.e., the achievement of a minimum investor rate of return). The fair value of each of the Company's time-based stock option awards is expensed on a straight-line basis over the requisite service period, which is generally the five year vesting period of the options. However, for options granted with a performance condition, compensation expense is recognized when it is probable that the performance condition will be met. As the Company has determined it is not probable the performance condition will be achieved, no compensation cost has been recognized during fiscal 2011 relating to the performance based awards.

        The weighted-average grant date fair value per share of options granted in fiscal 2011 was $180 for time based vesting and $56 for performance based vesting. The fair value of each option award is

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

17.    Stock-Based Compensation and Employee Benefit Plans (Continued)

estimated on the date of grant using Monte Carlo simulations. The following weighted-average assumptions were used for the options granted:

Fiscal year ended September 30, 2011
Significant assumptions:
Time based vesting
Risk-free rate(1)	.12%–4.5%
Expected term(2)	6.5 years
Expected volatility(3)	33%
Expected dividends	0.0%
Performance based vesting
Risk-free rate(1)	.12%–4.5%
Expected term(4)	6.6 years
Expected volatility(3)	34%
Expected dividends	0.0%

(1)
The risk free interest rate assumption was based on yields of U.S. Treasury securities in effect at the date of grant with terms similar to the expected term.

(2)
The expected term of the options was estimated utilizing the simplified method. We utilize the simplified method because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The simplified method was used for all stock options that require only a service vesting condition.

(3)
Expected volatility was estimated based on historical volatility of peer companies over a period equivalent to the expected term.

(4)
The expected term of the options was estimated utilizing a Monte Carlo simulation model.

        A summary of stock option activity follows:

	Fiscal Year Ended September 30, 2011
	Number of shares	Weighted average exercise price
Outstanding at beginning of period	—	$—
Granted	153,178	$500
Exercised	—	$—
Forfeited	(500)	$500

Outstanding at end of period	152,678	$500

Exercisable at end of period	—	$—

Number of shares available for future grant	45,194

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

17.    Stock-Based Compensation and Employee Benefit Plans (Continued)

        As share-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures of 0% and 10% per year for senior management and other management, respectively. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and forecasted turnover.

        The following table summarizes information about stock options outstanding at September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price	Intrinsic Value
$500.00	152,678	9.5	$500.00	—	$—	$—

        As of September 30, 2011, $12,632 of total unrecognized compensation cost related to the non-vested time-based vesting options is expected to be recognized over the weighted average period of 4.3 years.

        As of September 30, 2011, the total potential unrecognized compensation cost related to the performance-based vesting options is $4,311 and no compensation cost will be recognized until the related performance condition is deemed probable of occurring.

  Predecessor

        As a result of the Merger (see Note 3) each outstanding and unexercised option to purchase shares of NBTY's common stock, issued under previously existing plans whether or not then vested, was cancelled and entitled the holder thereof to receive a cash amount equal to the excess, if any, of $55.00 over the per-share exercise price of such option, without interest, less applicable withholding tax.

        The weighted-average grant-date fair value per share of the options granted in fiscal 2010 and 2009 was $22.13 and $11.48 respectively. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted-average assumptions were used for the options granted:

	2010	2009
Risk-free rate(1)	2.9%	2.8%
Expected term(2)	6.4 years	6.5 years
Expected volatility(3)	48%	49%
Expected dividends	0.0%	0.0%

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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

17.    Stock-Based Compensation and Employee Benefit Plans (Continued)

	Fiscal Year Ended September 30,
	2010		2009
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
	(in thousands)		(in thousands)
Outstanding at beginning of period	3,765	$14.38	3,231	$11.53
Granted	287	$43.88	925	$22.90
Exercised	(1,570)	$6.76	(275)	$5.26
Forfeited	(28)	$26.10	(116)	$25.51

Outstanding at end of period	2,454	$22.57	3,765	$14.38

Exercisable at end of period	838	$12.08	1,999	$5.75

        A summary of stock option exercise and related activity follows (in thousands):

	2010	2009
Stock options exercised	1,570	275
Aggregate proceeds	$10,620	$1,446
Compensation deduction for tax purposes	$6,940	$148
Tax benefit credited to capital in excess of par	$6,646	$55
Intrinsic value of options exercised	$55,383	$4,867

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

        We also have an Associate Profit Sharing Plan ("PSP), which is allocated among participants who have completed one thousand hours of service in the plan year end who were employed on the last day of the plan year, based upon their relative compensation for the year. As of September 30, 2011, the amount accrued for the PSP is $3,980.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

18.    Commitments

Operating Leases

        We conduct retail operations under operating leases, which expire at various dates through 2039. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs.

        Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms are as follows for the fiscal year ending September 30:

2012	$118,741
2013	104,849
2014	90,473
2015	78,164
2016	68,219
Thereafter	273,888

$734,334

        Operating lease rent expense (including real estate taxes and maintenance costs) and leases on a month to month basis were approximately $168,898, $157,539 and $149,929 during fiscal 2011, 2010 and 2009, respectively.

Purchase Commitments

        We were committed to make future purchases primarily for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $177,740 at September 30, 2011.

Capital Commitments

        We had approximately $7,380 in open capital commitments at September 30, 2011, primarily related to leasehold improvements, as well as manufacturing equipment, computer hardware and software.

Real Estate Tax Incentive Transaction

        In August 2005, we entered into a sale-leaseback transaction pursuant to which we sold certain manufacturing assets and the land and building located in Augusta, Georgia for a total purchase price of $14,973. The purchase price consisted of $14,973 in cash which was simultaneously invested and is subject to an Industrial Revenue Bonds (IRB's) financing agreement. This agreement is intended to permit counties to attract business investment by offering property tax incentives. In accordance with Georgia law, we entered into this sale-leaseback agreement with Richmond County (the "County") and acquired an Industrial Development Revenue Bond. The arrangement is structured so that our lease payments to the County equal and offset the County's bond payments to the Company. The Bond is non-recourse to the County, our lease payments are pledged to secure repayment of the Bond, and the lease and bond provide for the legal right of offset. Consequently, the investment and lease obligation related to this arrangement have been offset in our consolidated balance sheets. The agreement has a

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

18.    Commitments (Continued)

maximum expiration date of 2025. Under the terms of the agreement, we must annually submit information regarding the value of the machinery and equipment in service in the County. If we had not entered into this transaction, property tax payments would have been higher. We can reacquire such property and terminate the agreement at a nominal price of one dollar. The subject property was included in other assets in our consolidated balance sheet as of September 30, 2011 and 2010.

19.    Related Party Transactions

Consulting Agreement—Carlyle

        We entered into a consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. Under this agreement, subject to certain conditions, we expect to pay an annual consulting fee to Carlyle of $3 million, we will reimburse them for their out-of-pocket expenses and we may pay Carlyle additional fees associated with other future transactions. For the year ended September 30, 2011, these fees totaled $3,000 and are recorded in Selling, general and administrative expenses. Carlyle also received a one-time transaction fee of $30 million upon effectiveness of the Merger. Of this amount, $14,324 was recorded in Merger expenses and $15,676 was included with deferred financing costs. There were no transaction or consulting fees from Carlyle charged to any periods prior to Fiscal 2011.

Consulting Agreement—Rudolph Management

        We paid $450 during each of Fiscal 2011, 2010 and 2009 to Rudolph Management Associates, Inc., under the Rudolph Consulting Agreement. Arthur Rudolph, father of the Company's former CEO, Scott Rudolph and a director through October 1, 2010, is the President of Rudolph Management Associates, Inc. In addition, under this Consulting Agreement, Arthur Rudolph receives certain health, hospitalization and similar benefits provided to our executives and a car allowance. The aggregate value of these benefits was $27 during Fiscal 2011.

Sales Commissions

        During Fiscal 2011, Gail Radvin, Inc., a corporation wholly owned by Gail Radvin, received sales commissions from us totaling approximately $207 for sales in certain foreign countries. Gail Radvin is the aunt of the Company's former CEO, Scott Rudolph. The entity also received sales commissions of $721 and $645 in Fiscal 2010 and 2009, respectively. During the quarter ended December 31, 2010, the commission agreement was terminated.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

20.    Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income, net of income taxes as of September 30, 2011 and 2010 are as follows:

	Successor	Predecessor
	2011	2010
Cumulative foreign currency translation adjustments	$(20,196)	$(1,701)
Change in fair value of interest rate swaps	(17,569)	(3,569)

Total	$(37,765)	$(5,270)

        The change in the cumulative foreign currency translation adjustment primarily relates to our investment in our European subsidiaries and fluctuations in exchange rates between their local functional currencies and the U.S. dollar.

        During the fiscal years ended September 30, 2011, 2010 and 2009 we recorded a decrease in our deferred tax liability relating to other comprehensive income incurred during the year of $10,667, $109 and $13,213, respectively.

21.    Business and Credit Concentration

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

        One customer accounted for the following percentages of net sales for the fiscal years ended September 30:

	Wholesale/US Nutrition Segment Net Sales			Total Consolidated Net Sales
	Sucessor	Predecessor		Sucessor	Predecessor
	2011	2010	2009	2011	2010	2009
Customer A	25%	27%	30%	15%	16%	18%

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

21.    Business and Credit Concentration (Continued)

        The loss of this customer, or any of our other major customers, would have a material adverse effect on our consolidated results of operations if we were unable to replace such customer(s).

        The following customers accounted for the following percentages of the Wholesale/US Nutrition segment's gross accounts receivable at fiscal years ended:

	Successor	Predecessor
	2011	2010
Customer A	18%	21%
Customer B	11%	7%

Suppliers

        During fiscal 2011, 2010 and 2009 no one supplier provided more than 10% of our raw material purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations.

22. Supplemental Disclosure of Cash Flow Information

	Successor	Predecessor
	2011	2010	2009
Cash interest paid	$129,194	$27,695	$34,074
Cash income taxes paid (net of refunds of $30,984 for Fiscal 2011)	29,688	122,022	61,646
Non-cash investing and financing information:
Acquisitions accounted for under the purchase method:
Fair value of assets acquired	$5,111,188	$15,563	$—
Liabilities assumed	(1,123,379)	(676)	—
Less: Cash acquired	—	(687)	—

Net cash paid	$3,987,809	$14,200	$—

Property, plant and equipment additions included in accounts payable	5,524	2,034	1,131

23. Segment Information

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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

23. Segment Information (Continued)

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

  •
  European Retail—This segment generates revenue through its 660 Holland & Barrett stores (including seven franchised stores in Singapore, one franchised store in each of South Africa, Hungary and United Arab Emirates, two in Malta and six franchised stores in Cyprus), 217 Julian Graves stores and 49 GNC (UK) stores in the U.K., 101 De Tuinen stores (including 10 franchised locations) in the Netherlands and 41 Nature's Way stores in Ireland. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phone.

  •
  North American Retail—This segment generates revenue through its 443 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its Canadian operation of 80 owned and operated Le Naturiste stores.

        The following table represents key financial information of our business segments:

	Wholesale/ U.S. Nutrition	European Retail	Direct Response/ E-Commerce	North American Retail	Corporate/ Manufacturing	Consolidated
Successor
Fiscal 2011:
Net sales	$1,764,755	$711,180	$257,466	$225,090	$—	$2,958,491
Income (loss) from operations	283,775	118,770	59,193	11,669	(239,441)	233,966
Depreciation and amortization	38,840	16,627	10,649	3,307	33,912	103,335
Capital expenditures	652	19,536	40	992	23,014	44,234

Predecessor
Fiscal 2010:
Net sales	$1,734,860	$645,250	$233,972	$212,655	$—	$2,826,737
Income (loss) from operations	292,991	100,865	68,018	10,032	(118,129)	353,777
Depreciation and amortization	14,578	13,598	4,698	2,597	31,333	66,804
Capital expenditures	1,473	39,158	36	3,427	25,809	69,903
Fiscal 2009:
Net sales	$1,557,089	$601,574	$221,409	$201,878	$—	$2,581,950
Income (loss) from operations	180,660	89,747	57,442	1,420	(65,358)	263,911
Depreciation and amortization	14,794	14,385	5,022	3,007	31,680	68,888
Capital expenditures	834	10,575	4,662	2,501	24,803	43,375

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

23. Segment Information (Continued)

        Net sales by location of customer

	Successor	Predecessor
	2011	2010	2009
United States	$1,898,535	$1,870,622	$1,745,348
United Kingdom	671,804	618,085	576,584
Canada	114,826	100,350	86,071
Netherlands	80,221	65,591	56,557
Ireland	33,774	24,567	20,844
Other foreign countries	159,331	147,522	96,546

Consolidated net sales	$2,958,491	$2,826,737	$2,581,950

        Long-lived assets—Property, plant and equipment

	Successor	Predecessor
	2011	2010
United States	$333,863	$266,715
United Kingdom	107,184	87,105
Netherlands	7,635	6,010
Ireland	4,716	4,183
Canada	13,777	15,604
Other foreign countries	12,098	12,282

Consolidated long-lived assets	$479,273	$391,899

        Total assets by segment as of September 30, 2011 and 2010 are as follows:

	Successor	Predecessor
	2011	2010
Wholesale/U.S. Nutrition	$2,535,178	$917,026
European Retail	769,329	424,065
Direct Response/E-Commerce	781,135	54,404
North American Retail	206,582	32,782
Corporate/Manufacturing	803,332	772,491

Consolidated assets	$5,095,556	$2,200,768

        Approximately 32%, 29% and 29% of our net sales for the fiscal years ended September 30, 2011, 2010 and 2009, respectively, were denominated in currencies other than U.S. dollars, principally British pounds, euros and Canadian dollars. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company, as this would result in a decrease in our consolidated operating results.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

23. Segment Information (Continued)

        Foreign subsidiaries accounted for the following percentages of assets and total liabilities as of September 30, 2011 and 2010:

	Successor	Predecessor
	2011	2010
Total Assets	24%	26%
Total Liabilities	4%	16%

24. Condensed Consolidating Financial Statements of Guarantors of the Notes

        The 9% senior notes due 2018 were issued by NBTY and are guaranteed by each of its current and future direct and indirect subsidiaries, subject to certain exceptions. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

  (1)
  Condensed consolidating balance sheets as of September 30, 2011 and 2010, and statements of income and statements of cash flows for the fiscal years ended September 30, 2011, 2010 and 2009 of (a) NBTY, Inc., the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries, and (d) the Company on a consolidated basis, and

  (2)
  Elimination entries necessary to consolidate NBTY, Inc., the parent, with guarantor and non-guarantor subsidiaries.

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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

24.    Condensed Consolidating Financial Statements of Guarantors of the Notes (Continued)

Successor
Condensed Consolidating Balance Sheet
As of September 30, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$261,098	$3,288	$130,020	$—	$394,406
Accounts receivable, net	—	112,841	25,803	—	138,644
Intercompany	1,454,068	—	111,471	(1,565,539)	—
Inventories	—	517,121	158,248	—	675,369
Deferred income taxes	—	23,706	634	—	24,340
Other current assets	—	31,615	27,877	—	59,492

Total current assets	1,715,166	688,571	454,053	(1,565,539)	1,292,251
Property, plant and equipment, net	46,507	287,356	145,410	—	479,273
Goodwill	—	813,315	398,884	—	1,212,199
Other intangible assets, net	—	1,645,970	359,183	—	2,005,153
Other assets	—	106,622	58	—	106,680
Intercompany loan receivable	325,985	40,734	—	(366,719)	—
Investments in subsidiaries	2,609,651	—	—	(2,609,651)	—

Total assets	$4,697,309	$3,582,568	$1,357,588	$(4,541,909)	$5,095,556

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$17,500	$—	$—	$—	$17,500
Accounts payable	—	131,307	55,204	—	186,511
Intercompany	—	1,565,539		(1,565,539)	—
Accrued expenses and other current liabilities	11,262	123,242	54,038	—	188,542

Total current liabilities	28,762	1,820,088	109,242	(1,565,539)	392,553
Intercompany loan payable	—	—	366,718	(366,718)	—
Long-term debt, net of current portion	2,369,375	—	—	—	2,369,375
Deferred income taxes	742,968	—	5,910	—	748,878
Other liabilities	19,309	12,936	15,610	—	47,855

Total liabilities	3,160,414	1,833,024	497,480	(1,932,257)	3,558,661
Commitments and contingencies
Stockholders' Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,552,188	352,020	301,271	(653,291)	1,552,188
Retained earnings	22,472	1,397,524	572,993	(1,970,517)	22,472
Accumulated other comprehensive income	(37,765)	—	(14,156)	14,156	(37,765)

Total stockholders' equity	1,536,895	1,749,544	860,108	(2,609,652)	1,536,895

Total liabilities and stockholders' equity	$4,697,309	$3,582,568	$1,357,588	$(4,541,909)	$5,095,556

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

24.    Condensed Consolidating Financial Statements of Guarantors of the Notes (Continued)

Predecessor
Condensed Consolidating Balance Sheet
As of September 30, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$281,457	$—	$65,026	$—	$346,483
Accounts receivable, net	—	107,007	28,370	—	135,377
Intercompany	—	459,164	777,375	(1,236,539)	—
Inventories	—	533,360	135,536	—	668,896
Deferred income taxes	—	39,488	642	—	40,130
Other current assets	—	19,162	47,828	—	66,990

Total current assets	281,457	1,158,181	1,054,777	(1,236,539)	1,257,876
Property, plant and equipment, net	34,850	231,865	125,184	—	391,899
Goodwill	—	197,701	137,458	—	335,159
Other intangible assets, net	—	171,164	23,357	—	194,521
Other assets	—	20,376	937	—	21,313
Intercompany loan receivable	336,310	40,733	—	(377,043)	—
Investments in subsidiaries	2,388,648	—	—	(2,388,648)	—

Total assets	$3,041,265	$1,820,020	$1,341,713	$(4,002,230)	$2,200,768

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$62,658	$—	$15,500	$—	$78,158
Accounts payable	—	105,073	53,276	—	158,349
Intercompany	1,236,539	—	—	(1,236,539)	—
Accrued expenses and other current liabilities	—	130,965	41,066	—	172,031

Total current liabilities	1,299,197	236,038	109,842	(1,236,539)	408,538
Intercompany loan payable	—	—	377,043	(377,043)	—
Long-term debt, net of current portion	317,252	—	23,876	—	341,128
Deferred income taxes	33,897	—	4,278	—	38,175
Other liabilities	10,966	3,010	18,998	—	32,974

Total liabilities	1,661,312	239,048	534,037	(1,613,582)	820,815
Commitments and contingencies
Stockholders' Equity:
Common stock	508	—	—	—	508
Capital in excess of par	186,248	352,016	301,271	(653,287)	186,248
Retained earnings	1,198,467	1,228,956	513,456	(1,742,412)	1,198,467
Accumulated other comprehensive income	(5,270)	—	(7,051)	7,051	(5,270)

Total stockholders' equity	1,379,953	1,580,972	807,676	(2,388,648)	1,379,953

Total liabilities and stockholders' equity	$3,041,265	$1,820,020	$1,341,713	$(4,002,230)	$2,200,768

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

24.    Condensed Consolidating Financial Statements of Guarantors of the Notes (Continued)

Successor
Condensed Consolidating Statement of Income
Year Ended September 30, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,129,211	$961,403	$(132,123)	$2,958,491

Costs and expenses:
Cost of sales	—	1,349,302	466,307	(132,123)	1,683,486
Advertising, promotion and catalog	—	120,882	32,033	—	152,915
Selling, general and administrative	73,315	404,659	365,671	—	843,645
Merger expenses	43,857	—	622	—	44,479

	117,172	1,874,843	864,633	(132,123)	2,724,525

Income from operations	(117,172)	254,368	96,770	—	233,966

Other income (expense):
Equity in income of subsidiaries	228,110	—	—	(228,110)	—
Intercompany interest	10,579	—	(10,579)	—	—
Interest	(195,497)	—	(40)	—	(195,537)
Miscellaneous, net	(33)	4,977	(3,464)	—	1,480

	43,159	4,977	(14,083)	(228,110)	(194,057)

Income before provision for income taxes	(74,013)	259,345	82,687	(228,110)	39,909
(Benefit) provision for income taxes	(103,932)	90,769	23,153	—	9,990

Net income	$29,919	$168,576	$59,534	$(228,110)	$29,919

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

24.    Condensed Consolidating Financial Statements of Guarantors of the Notes (Continued)

Predecessor
Condensed Consolidating Statement of Income
Year Ended September 30, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,067,065	$833,395	$(73,723)	$2,826,737

Costs and expenses:
Cost of sales	—	1,225,826	369,452	(73,723)	1,521,555
Advertising, promotion and catalog	—	112,827	24,729	—	137,556
Selling, general and administrative	74,129	355,011	338,806	—	767,946
Merger expenses	45,903	—	—	—	45,903

	120,032	1,693,664	732,987	(73,723)	2,472,960

Income from operations	(120,032)	373,401	100,408	—	353,777

Other income (expense):
Equity in income of subsidiaries	308,889	—	—	(308,889)	—
Intercompany interest	8,754	—	(8,754)	—	—
Interest	(29,388)	—	(807)	—	(30,195)
Miscellaneous, net	123	4,445	(435)	—	4,133

	288,378	4,445	(9,996)	(308,889)	(26,062)

Income before provision for income taxes	168,346	377,846	90,412	(308,889)	327,715
(Benefit) provision for income taxes	(45,324)	132,245	27,124	—	114,045

Net income	$213,670	$245,601	$63,288	$(308,889)	$213,670

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

24.    Condensed Consolidating Financial Statements of Guarantors of the Notes (Continued)

Predecessor
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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

24.    Condensed Consolidating Financial Statements of Guarantors of the Notes (Continued)

Successor
Condensed Consoldating Statement of Cash Flows
Fiscal Year Ended September 30, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$29,919	$168,576	$59,534	$(228,110)	$29,919
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(228,110)	—	—	228,110	—
Impairments and disposals of assets, net	—	1,555	1,118	—	2,673
Depreciation and amortization	4,840	76,616	21,879	—	103,335
Foreign currency transaction loss	(331)	—	394	—	63
Stock-based compensation	1,506	179	103	—	1,788
Amortization of deferred charges	15,076	—	—	—	15,076
Write off of financing fees	20,824	—	—	—	20,824
Allowance for doubtful accounts	—	5,468	—	—	5,468
Amortization of incremental inventory fair value	—	83,952	38,152	—	122,104
Inventory reserves	—	22,484	—	—	22,484
Deferred income taxes	—	(30,934)	—	—	(30,934)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	(10,132)	1,997	—	(8,135)
Inventories	—	(11,007)	(27,854)	—	(38,861)
Other assets	—	4,303	5,033	—	9,336
Accounts payable	—	25,261	2,090	—	27,351
Accrued expenses and other liabilities	—	(14,936)	17,082	—	2,146
Intercompany accounts	322,327	(297,364)	(24,963)	—	—

Net cash (used in) provided by operating activities	166,051	24,021	94,565	—	284,637

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,652)	(17,443)	(25,139)	—	(44,234)
Cash paid for acquisitions	(3,983,806)	(3,196)	(807)	—	(3,987,809)

Net cash used in investing activities	(3,985,458)	(20,639)	(25,946)	—	(4,032,043)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(13,125)	(429)	(381)	—	(13,935)
Payments for financing fees	(138,227)	—	—	—	(138,227)
Proceeds from borrowings	2,400,000	—	—	—	2,400,000
Capital contribution	1,550,400	—	—	—	1,550,400

Net cash provided by (used in) financing activities	3,799,048	(429)	(381)	—	3,798,238

Effect of exchange rate changes on cash and cash equivalents	—	335	(3,244)	—	(2,909)

Net (decrease) increase in cash and cash equivalents	(20,359)	3,288	64,994	—	47,923
Cash and cash equivalents at beginning of year	281,457	—	65,026	—	346,483

Cash and cash equivalents at end of year	$261,098	$3,288	$130,020	$—	$394,406

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

24.    Condensed Consolidating Financial Statements of Guarantors of the Notes (Continued)

Predecessor
Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$213,670	$245,601	$63,288	$(308,889)	$213,670
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(308,889)	—	—	308,889	—
Impairments and disposals of assets, net	—	10,033	1,292	—	11,325
Depreciation and amortization	4,909	44,872	17,023	—	66,804
Foreign currency transaction loss	1,234	—	(109)	—	1,125
Stock-based compensation	21,865	617	627	—	23,109
Amortization of deferred charges	1,412	—	—	—	1,412
Allowance for doubtful accounts	—	1,256	—	—	1,256
Inventory reserves	—	934	—	—	934
Deferred income taxes	—	(17,751)	4,751	—	(13,000)
Excess income tax benefit from exercise of stock options	(6,646)	—	—	—	(6,646)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	21,759	(367)	—	21,392
Inventories	—	(5,106)	(6,291)	—	(11,397)
Other assets	—	2,890	(4,015)	—	(1,125)
Accounts payable	—	(4,959)	15,707	—	10,748
Accrued expenses and other liabilities	—	39,131	13,014	—	52,145

Net cash (used in) provided by operating activities	(72,445)	339,277	104,920	—	371,752

Cash flows from investing activities:
Intercompany accounts	353,896	(317,852)	(36,044)		—
Purchase of property, plant and equipment	(1,829)	(21,279)	(46,795)	—	(69,903)
Proceeds from sale of investments	2,000	—	—	—	2,000
Cash paid for acquisitions, net of cash acquired	—	—	(14,200)	—	(14,200)

Net cash provided by (used in) investing activities	354,067	(339,131)	(97,039)	—	(82,103)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(56,264)	(146)	(747)	—	(57,157)
Termination of interest rate swaps	(5,813)	—	—	—	(5,813)
Payments for financing fees	(1,523)	—	—	—	(1,523)
Excess income tax benefit from exercise of stock options	6,646	—	—	—	6,646
Proceeds from stock options exercised	10,620	—	—	—	10,620

Net cash used in financing activities	(46,334)	(146)	(747)	—	(47,227)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,940)	—	(1,940)

Net increase in cash and cash equivalents	235,288	—	5,194	—	240,482
Cash and cash equivalents at beginning of year	46,169	—	59,832	—	106,001

Cash and cash equivalents at end of year	$281,457	$—	$65,026	$—	$346,483

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

24.    Condensed Consolidating Financial Statements of Guarantors of the Notes (Continued)

Predecessor
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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

25.    Quarterly Results of Operations (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for fiscal 2011 and 2010 (amounts may not equal fiscal year totals due to rounding):

	Quarter ended
	December 31, 2010(2)(3)	March 31, 2011(2)	June 30, 2011(2)	September 30, 2011
Successor Fiscal 2011(1):
Net sales	$742,162	$706,542	$763,338	$746,448
Gross profit	232,096	328,550	366,465	347,892
Income before income taxes	(83,761)	(5,101)	80,049	48,722
Net income	(63,436)	(20,161)	75,628	37,889

	Quarter ended
	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010(2)
Predecessor Fiscal 2010:
Net sales	$751,151	$705,160	$695,856	$674,570
Gross profit	339,703	324,492	332,501	308,486
Income before income taxes	115,929	72,136	96,136	43,515
Net income	75,586	46,656	66,183	25,245

(1)
Fiscal 2011 includes additional selling, general and administrative costs relating to depreciation and amortization of property, plant and equipment, as well as additional interest expense, both of which related to the Merger that was consummated on October 1, 2010. (See Note 3 for additional information.)

(2)
Includes merger expenses of $45,903, $38,874, $4,991, and $614 in the quarters ending September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011, respectively, relating to the Merger. (See Note 3 for additional information.)

(3)
Includes an increase in cost of sales of $122,104 relating to an increase in acquired inventory to its fair value as required under purchase accounting relating to the Merger.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NBTY, Inc.:

In our opinion, the accompanying balance sheet and the related statements of operations, stockholders' deficit and cash flows present fairly, in all material respects, the financial position of Alphabet Merger Sub, Inc. at September 30, 2010, and the results of its operations and its cash flows for the period from May 11, 2010 (date of inception) to September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 21, 2011

Alphabet Merger Sub, Inc.
Balance Sheet
(in thousands, except share amounts)

September 30, 2010
Assets
Current assets:
Cash	$1
Deferred income taxes	3,839

Total current assets	3,840
Other assets	3,712

Total assets	$7,552

Liabilities and Stockholders' Deficit
Current liabilities:
Accrued expenses	$14,998

Total current liabilities	14,998

Stockholders' deficit:
Common stock, $0.01 par; one thousand shares authorized, issued and outstanding	—
Capital in excess of par	1
Accumulated deficit	(7,447)

Total stockholders' deficit	(7,446)

Total liabilities and stockholders' deficit	$7,552

The accompanying notes are an integral part of these financial statements.

Alphabet Merger Sub, Inc.
Statement of Operations
(in thousands)

May 11, 2010 (date of inception) to September 30, 2010
Merger expenses	$11,286

Loss before income taxes	(11,286)
Benefit for income taxes	3,839

Net loss	$(7,447)

The accompanying notes are an integral part of these financial statements.

Alphabet Merger Sub, Inc.
Statement of Stockholders' Deficit
(in thousands, except share amounts)

	Common Stock
	Number of Shares	Amount	Capital in Excess of Par	Accumulated deficit	Total Stockholders' deficit
Balance at inception (May 11, 2010)	—	$—	$—	$—	$—
Initial capitalization	1,000	—	1		1
Net loss				(7,447)	(7,447)

Balance at September 30, 2010	1,000	$—	$1	$(7,447)	$(7,446)

The accompanying notes are an integral part of these financial statements.

Alphabet Merger Sub, Inc.
Statement of Cash Flows
(in thousands)

May 11, 2010 (date of inception) to September 30, 2010
Cash flows from operating activities:
Net loss	$(7,447)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(3,839)
Changes in operating assets and liabilities:
Other assets	(3,712)
Accrued expenses	14,998

Net cash provided by operating activities	—

Cash flows from financing activities:
Initial capitalization	1

Net cash provided by financing activities	1

Net increase in cash	1
Cash at beginning of period	—

Cash at end of period	$1

The accompanying notes are an integral part of these financial statements.

Alphabet Merger Sub, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)

1.    Background and Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying financial statements reflect the financial position, results of operations and cash flows of Alphabet Merger Sub, Inc. ("we," "our," "us," "Merger Sub" or the "Company") as of September 30, 2010 and for the period May 11, 2010 (date of inception) to September 30, 2010.

        Organization:    The Company was incorporated on July 13, 2010 as a Delaware corporation and is a wholly-owned subsidiary of Alphabet Holding Company, Inc. ("Holdings"). Holdings was formed by an affiliate of TC Group, L.L.C. (d/b/a The Carlyle Group). Holdings and Merger Sub were formed exclusively for the purpose of entering into a merger agreement with NBTY, Inc. ("NBTY").

        On October 1, 2010, pursuant to an Agreement and Plan of Merger, dated July 15, 2010, among NBTY, Merger Sub and Holdings, Merger Sub merged with and into NBTY with NBTY as the surviving corporation (also referred herein as the "Merger" or "Acquisition") for a net purchase price of approximately $3,635,949. For accounting purposes, Merger Sub was determined to be the accounting acquirer.

        Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Other Assets:    Other assets consist of deferred financing costs associated with the Company's debt issuance on October 1, 2010, which will be amortized over the applicable life of the debt using the effective interest rate method of amortization.

        Accrued Expenses:    Accrued expenses consist of legal and professional advisory costs incurred in connection with the Merger.

        Income Taxes:    Deferred income taxes are provided at the currently enacted income tax rates for the difference between the financial statement and income tax basis of assets and liabilities.

2.    Merger Expenses

        Merger expenses consist of legal and professional advisory costs incurred in connection with the Acquisition.

3.    Income Taxes

        Merger Sub is treated as a transitory entity and is ignored for federal and state income tax purposes. Accordingly, Merger Sub's tax deductible expenses and related deferred tax asset were assumed by NBTY on the effective date of the Merger. The effective income tax rate of Merger Sub is 34%. The effective tax rate is comprised of the federal statutory rate of 35% and the state tax rate, net of federal benefit, of 5% offset by non-deductible merger costs of 4%.

Alphabet Merger Sub, Inc.
Notes to Financial Statements (Continued)
(in thousands, except per share amounts)

4.    Litgation

Sale of the Company

        On July 22, 2010 and on August 10, 2010, respectively, plaintiffs filed two actions, captioned Philip Gottlieb v. NBTY, Inc., et al, ("Gottlieb"), and Bredthauer v. NBTY, Inc., et al.,("Bredthauer"), each as a purported class action against the Company, the members of its Board of Directors, The Carlyle Group and certain Carlyle-related entities (The Carlyle Group and the Carlyle-related entities, collectively the "Carlyle Group"), challenging the Board of Directors' decision to sell the Company to the Carlyle Group for the price of $55 per share. The complaint, in each of these cases, alleged that this price per share did not represent fair value for the Company and sought to enjoin the anticipated sale and to invalidate certain related transactions. The Bredthauer lawsuit, filed in the Supreme Court of the State of New York, County of Suffolk, was dismissed by Plaintiff. Plaintiff then joined in the Gottlieb lawsuit, filed in the Supreme Court of the State of New York, County of Nassau. On January 11, 2011, the parties entered into a stipulation of settlement providing for the proposed settlement and dismissal with prejudice of the remaining action, which is subject to, among other things, court approval following notice to the members of the putative class. If approved by the court, the settlement provides for, among other things, our payment of certain attorneys' fees and expenses if awarded by the court. We believe the claims to be without merit.

SCHEDULE II
NBTY, INC.
Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Successor:
Fiscal year ended September 30, 2011:
Inventory reserves	$—	$22,484	$—	$—		$22,484
Allowance for doubtful accounts	$—	$5,468	$—	$—		$5,468
Promotional program incentive allowance	$56,968	$292,658	$—	$(275,033)		$74,593
Allowance for sales returns	$9,457	$27,562	$—	$(26,226	)(b)	$10,793
Valuation allowance for deferred tax assets	$14,618	$1,105	$—	$(319)		$15,404
Predecessor:
Fiscal year ended September 30, 2010:
Inventory reserves	$24,097	$934	$—	$—		$25,031
Allowance for doubtful accounts	$3,723	$1,256	$822	$(226	)(a)	$5,575
Promotional program incentive allowance	$49,071	$245,715	$—	$(237,818)		$56,968
Allowance for sales returns	$11,707	$25,203	$—	$(27,453	)(b)	$9,457
Valuation allowance for deferred tax assets	$13,063	$1,897	$—	$(342)		$14,618
Predecessor:
Fiscal year ended September 30, 2009:
Inventory reserves	$17,208	$6,889	$—	$—		$24,097
Allowance for doubtful accounts	$9,768	$(2,354)	$—	$(3,691	)(a)	$3,723
Promotional program incentive allowance	$43,902	$200,839	$—	$(195,670)		$49,071
Allowance for sales returns	$8,904	$31,514	$—	$(28,711	)(b)	$11,707
Valuation allowance for deferred tax assets	$8,400	$4,521	$354	$(212)		$13,063

(a)
Uncollectible accounts written off.

(b)
Represents actual product returns.

S-1