Form 10-Q
period 2011-12-31
NBTY INC
filed 2012-02-08
CIK 70793

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
or
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐    NO ☒

        Note:    The registrant was subject to the reporting requirements of Section 15(d) of the Exchange Act from June 16, 2011 through September 30, 2011. As of October 1, 2011, the registrant is a voluntary filer not subject to these filing requirements. However, the registrant has filed all reports required pursuant to Section 13 or 15(d) as if the registrant was subject to such filing requirements since June 16, 2011.

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

        The number of shares of common stock outstanding as of January 31, 2012 was 1,000.

NBTY, Inc.
INDEX

PART I
Item 1. Financial Statements

NBTY, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	December 31, 2011	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$148,090	$394,406
Accounts receivable, net	147,693	138,644
Inventories	703,168	675,369
Deferred income taxes	24,318	24,340
Other current assets	55,795	59,492

Total current assets	1,079,064	1,292,251
Property, plant and equipment, net	472,867	479,273
Goodwill	1,209,191	1,212,199
Intangible assets, net	1,991,693	2,005,153
Other assets	93,385	106,680

Total assets	$4,846,200	$5,095,556

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$17,500
Accounts payable	189,445	186,511
Accrued expenses and other current liabilities	148,363	188,542

Total current liabilities	337,808	392,553
Long-term debt, net of current portion	2,157,500	2,369,375
Deferred income taxes	747,389	748,878
Other liabilities	47,098	47,855

Total liabilities	3,289,795	3,558,661

Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par; one thousand shares authorized, issued and outstanding	—	—
Capital in excess of par	1,553,069	1,552,188
Retained earnings	49,555	22,472
Accumulated other comprehensive loss	(46,219)	(37,765)

Total stockholders' equity	1,556,405	1,536,895

Total liabilities and stockholders' equity	$4,846,200	$5,095,556

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three months ended December 31, 2011	Three months ended December 31, 2010
Net sales	$738,674	$742,162

Costs and expenses:
Cost of sales	399,708	510,066
Advertising, promotion and catalog	37,148	28,688
Selling, general and administrative	213,857	203,383
Merger expenses	—	38,874

Total costs and expenses	650,713	781,011

Income (loss) from operations	87,961	(38,849)

Other income (expense):
Interest	(49,199)	(46,599)
Miscellaneous, net	1,661	1,687

Total other income (expense)	(47,538)	(44,912)

Income (loss) before income taxes	40,423	(83,761)
Provision (benefit) for income taxes	13,340	(20,325)

Net income (loss)	$27,083	$(63,436)

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended December 31, 2011	Three months ended December 31, 2010
Cash flows from operating activities:
Net income (loss)	$27,083	$(63,436)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Impairments and disposals of assets	135	63
Depreciation and amortization	25,994	25,149
Foreign currency transaction gain	(1,421)	(1,060)
Amortization of deferred financing fees	3,878	3,692
Write-off of deferred financing fees	9,289	—
Stock-based compensation	881	154
Allowance for doubtful accounts	387	5,439
Amortization of incremental inventory fair value	—	122,104
Inventory reserves	1,182	23,552
Deferred income taxes	(2,000)	(36,372)
Changes in operating assets and liabilities:
Accounts receivable	(9,196)	(34,693)
Inventories	(29,422)	(30,487)
Other assets	4,365	11,316
Accounts payable	2,360	(41,808)
Accrued expenses and other liabilities	(37,178)	(26,547)

Net cash used in operating activities	(3,663)	(42,934)

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,074)	(12,341)
Cash paid for acquisitions	—	(3,982,432)

Net cash used in investing activities	(12,074)	(3,994,773)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(229,375)	(573)
Payments for financing fees	—	(111,621)
Proceeds from borrowings	—	2,400,000
Capital contribution	—	1,550,400

Net cash (used in) provided by financing activities	(229,375)	3,838,206

Effect of exchange rate changes on cash and cash equivalents	(1,204)	(269)

Net decrease in cash and cash equivalents	(246,316)	(199,770)
Cash and cash equivalents at beginning of period	394,406	346,483

Cash and cash equivalents at end of period	$148,090	$146,713

Non-cash investing and financing information:
Property, plant and equipment additions included in accounts payable	$2,584	$1,725

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands)

1. Basis of Presentation

        We have prepared these financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") applicable to interim financial information and on a basis that is consistent with the accounting principles applied in our audited financial statements for the fiscal year ended September 30, 2011, including the notes thereto (our "2011 Financial Statements") included in our Annual Report on Form 10-K ("2011 Annual Report"). In our opinion, these financial statements reflect all adjustments (including normal recurring items) necessary for a fair presentation of our results for the interim periods presented. These financial statements do not include all information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Accordingly, these financial statements should be read in conjunction with the 2011 Financial Statements. Results for interim periods are not necessarily indicative of results which may be achieved for a full year.

        On October 1, 2010, pursuant to an Agreement and Plan of Merger dated as of July 15, 2010, among NBTY, Alphabet Holding Company, Inc., a Delaware corporation ("Holdings") formed by an affiliate of TC Group, L.L.C. (d/b/a The Carlyle Group ("Carlyle")), and Alphabet Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Holdings ("Merger Sub"), formed solely for the purpose of entering into the Merger, Merger Sub merged with and into NBTY with NBTY as the surviving corporation (also referred to herein as the "Merger" or the "Acquisition"). As a result of the Merger, NBTY became a wholly owned subsidiary of Holdings.

        Merger Sub was deemed to be the acquirer for accounting purposes and therefore, the Acquisition was accounted for using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interests. Accordingly, the purchase price of the Acquisition has been allocated to the Company's assets and liabilities based upon their estimated fair values at the acquisition date. For accounting purposes, the purchase price allocation was applied on October 1, 2010.

        For the three months ended December 31, 2010, Merger expenses consisted of $15,660 in financing costs associated with an unused bridge loan, $14,324 for a portion of the transaction fee paid to Carlyle, $6,929 for an employment agreement termination payment due to a former executive officer and $1,961 of other merger related costs. There were no Merger expenses for the three months ended December 31, 2011.

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

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

1. Basis of Presentation (Continued)

valuation and recoverability of long-lived assets; stock-based compensation; income taxes; and accruals for the outcome of current litigation.

Accounts Receivable Reserves

        Accounts receivable are presented net of the following reserves:

	December 31, 2011	September 30, 2011
Allowance for sales returns	$11,549	$10,793
Promotional programs incentive allowance	87,402	74,593
Allowance for doubtful accounts	5,769	5,468

	$104,720	$90,854

Recent Accounting Developments

        In June 2011, the Financial Accounting Standards Board ("FASB") amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. However, the requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income has been temporarily delayed by the FASB until further evaluation can be done on the impact of its implementation. We are currently evaluating the impact of adopting this guidance on our financial statements.

        In September 2011, the FASB issued guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If after assessing the totality of events or circumstances, an entity determines it is not likely that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

2. Inventories

        The components of inventories are as follows:

	December 31, 2011	September 30, 2011
Raw materials	$157,157	$148,206
Work-in-process	19,229	15,521
Finished goods	526,782	511,642

Total	$703,168	$675,369

3. Long-Term Debt

        The components of long-term debt are as follows:

	December 31, 2011	September 30, 2011
Senior Credit Facilities:
Term loan B-1	$1,507,500	$1,736,875
Revolving credit facility	—	—
Notes	650,000	650,000

	2,157,500	2,386,875
Less: current portion	—	17,500

Total	$2,157,500	$2,369,375

Senior credit facilities

        On October 1, 2010 (the "Closing Date"), we entered into our senior credit facilities (the "Credit Agreement") consisting of a $250,000 revolving credit facility, a $250,000 term loan A and a $1,500,000 term loan B. The term loan facilities were used to fund, in part, the Acquisition.

        On March 1, 2011 (the "Refinancing Date"), NBTY, Holdings, Barclays Bank PLC, as administrative agent, and several other lenders entered into the First Amendment and Refinancing Agreement to the Credit Agreement (the "Refinancing") pursuant to which we repriced our loans and amended certain other terms under our then existing credit agreement. Under the terms of the Refinancing, the original $250,000 term loan A and $1,500,000 term loan B were replaced with a new $1,750,000 term loan B-1 and the $250,000 revolving credit facility was modified to $200,000. Borrowings under term loan B-1 bear interest at a floating rate which can be, at our option, either (i) Eurodollar (LIBOR) rate plus an applicable margin, or (ii) base rate plus an applicable margin, in each case, subject to a Eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-1 and the revolving credit facility is 3.25% per annum for Eurodollar (LIBOR) loans and 2.25% per annum for base rate loans, with a step-down in rate for the revolving credit facility upon the achievement of a certain total senior secured leverage ratio. Substantially all other terms are consistent with the original term loan B, including the

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

3. Long-Term Debt (Continued)

amortization schedule of term loan B-1 and maturity dates. We intend to fund working capital and general corporate purposes, including permitted acquisitions and other investments, with cash flows from operations as well as borrowings under our revolving credit facility. As a result of the Refinancing, $20,824 of previously capitalized deferred financing costs were expensed. In addition, $2,394 of the call premium on term loan B and termination costs on interest rate swap contracts of $1,525 were expensed.

        On December 30, 2011, we prepaid $225,000 of our future principal payments on our term loan B-1. As a result of this prepayment $9,289 of deferred financing costs were charged to interest expense. In accordance with the prepayment provisions of the Refinancing, future scheduled payments of principal will not be required until the final balloon payment is due in October 2017.

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

        The revolving credit facility matures in October 2015 and term loan B-1 matures in October 2017.

        We may voluntarily prepay loans or reduce commitments under our senior credit facilities, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty, except that certain refinancings of the term loan B-1 credit facility within one year after the Refinancing Date will be subject to a prepayment premium of 1.00% of the principal amount repaid.

        We must make additional prepayments on term loan B-1 with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under our senior credit facilities unless specifically incurred to refinance a portion of our senior credit facilities) and 50% of excess cash flow (such percentage subject to reduction based on achievement of a certain total senior secured leverage ratio), in each case, subject to certain reinvestment rights and other exceptions. We are also required to make prepayments under our revolving credit facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under the revolving credit facility exceeds the aggregate amount of commitments in respect of the revolving credit facility.

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

        Our senior credit facilities contain customary negative covenants, including, but not limited to, restrictions on our and our restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans,

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

3. Long-Term Debt (Continued)

advances or investments, pay dividends, sell or otherwise transfer assets, prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, amend organizational documents, or change our line of business or fiscal year. We were in compliance with all covenants under the senior credit facilities at December 31, 2011. In addition, our senior credit facilities require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility, including swingline loans and letters of credit. Since the inception of this credit facility, we have not drawn any funds down on this facility. All other financial covenants in the original senior credit facility were removed as part of the Refinancing.

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

Notes

        On October 1, 2010, NBTY issued $650,000 outstanding notes bearing interest at 9% in a private placement. On August 2, 2011, these privately placed notes were exchanged for substantially identical notes that were registered under the Securities Act of 1933, as amended, and therefore are freely tradable (the privately placed notes and such registered notes exchanged therefor, the "Notes"). The Notes are senior unsecured obligations and mature on October 1, 2018. Interest on the Notes is paid on April 1 and October 1 of each year, and commenced on April 1, 2011.

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

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

3. Long-Term Debt (Continued)

        The Notes are jointly and severally irrevocably and unconditionally guaranteed by each of our subsidiaries that is a guarantor under the Credit Agreement. The Notes are uncollateralized and rank senior in right of payment to existing and future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment to our and our subsidiary guarantors' senior unsecured debt, and are effectively junior to any of our or our subsidiary guarantors' secured debt, to the extent of the value of the collateral securing such debt. The Notes contain certain customary covenants including, but not limited to, restrictions on our and our restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, or pay dividends. We were in compliance with all covenants under the Notes at December 31, 2011.

4. Litigation Summary

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

        On or about April 8, 2010, a putative class action captioned Dirickson v. NBTY Acquisition, LLC, NBTY Manufacturing, LLC, NBTY, Inc., and Volt Management Corporation ("Volt") was filed against the

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

4. Litigation Summary (Continued)

Company and certain subsidiaries in the Superior Court of California, County of Los Angeles. Volt is not related to the Company. Plaintiff seeks to represent a class of employees in connection with several causes of action alleging, among other things, wage and hour violations. The complaint seeks damages on behalf of all non-exempt employees within the State of California who worked for Volt or any of the NBTY entities between April 8, 2006 and April 8, 2010, including compensatory damages, unpaid wages, statutory penalties, restitution, unspecified injunctive relief, unjust enrichment and attorneys' fees and costs in unidentified amounts. The NBTY entities have agreed upon a proposed settlement with the plaintiffs, and submitted a settlement agreement on November 16, 2011 for court approval providing for potential payments to the class in the range of $161,000 to $338,000 in the aggregate. Until such settlement is approved and entered by the court, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of the defendant. The estimated settlement value has been accrued in other liabilities.

Glucosamine-Based Dietary Supplements

        Beginning in June 2011, certain putative class actions have been filed in various jurisdictions against the Company, its subsidiary Rexall Sundown, Inc. ("Rexall"), and/or other companies as to which there may be a duty to defend and indemnify, challenging the marketing of glucosamine-based dietary supplements, under various states' consumer protection statutes. The lawsuits against the Company and its subsidiaries are: Cardenas v. NBTY, Inc. and Rexall Sundown, Inc. (filed June 14, 2011 in the United States District Court for the Eastern District of California, on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus punitive damages and injunctive relief); and Jennings v. Rexall Sundown, Inc. (filed August 22, 2011 in the United States District Court for the District of Massachusetts, on behalf of a putative class of Massachusetts consumers seeking unspecified trebled compensatory damages), as well as other cases in California and Illinois against certain wholesale customers as to which the Company may have certain indemnification obligations. Motions to dismiss have been filed in all of these cases; all cases currently remain at the pleading stage. The Company disputes the allegations and intends to vigorously defend these actions. At this time, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of any of the defendants.

Claims in the Ordinary Course

        In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability, false advertising, intellectual property and Proposition 65 claims) arise from time to time in the ordinary course of our business. We believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on our consolidated financial condition or results of operations, if adversely determined against us.

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

5. Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors.

        The effective income tax rate for the three months ended December 31, 2011 and 2010 was 33.0% and 24.3%, respectively. Our effective income tax rate for the three months ended December 31, 2011 is higher than the prior comparable period primarily due to certain foreign benefits and other deductions that were higher in proportion to the net tax expense and thus decreased the effective tax rate for the three months ended December 31, 2010.

        We accrue interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods. At December 31, 2011, we had $1,319 and $535 accrued for the potential payment of interest and penalties, respectively. As of December 31, 2011, we were subject to U.S. federal income tax examinations for the tax years 2007-2011, and to non-U.S. examinations for the tax years of 2005-2011. In addition, we are generally subject to state and local examinations for fiscal years 2007-2011.

        The Company is under an Internal Revenue Service ("IRS") examination for tax years 2007-2009. Among other issues, the IRS has questioned the values used by the Company to transfer product and provide services to an international subsidiary. The Company believes it has appropriately valued such product transfers and services and intends to continue to support this position as the IRS examination progresses.

        At December 31, 2011, we had a liability of $10,987 for unrecognized tax benefits, the recognition of which would have an effect of $8,495 on income tax expense and the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

6. Comprehensive Income (Loss)

	Three months ended December 31, 2011	Three months ended December 31, 2010
Net income (loss), as reported	$27,083	$(63,436)
Foreign currency translation adjustments, net of taxes	(9,309)	(13,520)
Change in fair value of swaps, net of taxes	855	(3,589)

Total comprehensive income (loss)	$18,629	$(80,545)

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Fair Value of Financial Instruments

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

        The following table summarizes liabilities measured at fair value on a recurring basis at December 31, 2011:

	Level 1	Level 2	Level 3
Assets (liabilities):
Current:
Interest rate swaps (included in other current liabilities)	$—	$(9,108)	$—
Cross currency swaps (included in other current liabilities)	$—	$—	$(2,848)
Non-current:
Interest rate swaps (included in other liabilities)	$—	$(6,856)	$—
Cross currency swaps (included in other liabilities)	$—	$—	$(8,419)

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

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Fair Value of Financial Instruments (Continued)

        The following table shows the Level 3 activity related to cross currency swaps for the three months ended December 31, 2011:

Three months ended December 31, 2011
Beginning balance:	$(11,126)
Unrealized gain on cross currency swaps	(141)

Ending balance:	$(11,267)

Interest Rate Swaps

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. During December 2010, we entered into three interest rate swap contracts that were subsequently terminated in connection with the Refinancing, resulting in a termination payment of $1,525. During March 2011, we entered into three interest rate swap contracts to fix the LIBOR indexed interest rates on a portion of our senior credit facilities until the indicated expiration dates of these swap contracts. Each swap contract has an initial notional amount of $333,333 (for a total of one billion dollars), with a fixed interest rate of 1.92% for a four-year term. The notional amount of each swap decreases to $266,666 in December 2012, decreases to $166,666 in December 2013 and has a maturity date of December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior credit facilities are swapped for fixed interest payments. These interest rate swap contracts were designated as a cash flow hedge of the variable interest payments on a portion of our term loan debt. Hedge effectiveness will be assessed based on the overall changes in the fair value of the interest rate swap contracts. Any potential ineffectiveness is measured using the hypothetical derivative method. Any ineffectiveness will be recognized in current earnings. Hedge ineffectiveness from inception to December 31, 2011 was insignificant.

Cross Currency Swaps

        To manage the potential exposure from adverse changes in currency exchange rates, specifically the British pound, arising from our net investment in British pound denominated operations, we entered into three cross currency swap contracts in December 2010, to hedge a portion of the net investment in our British pound denominated foreign operations. The aggregate notional amount of the swap contracts is £194,200 (approximately $303,000), with a forward rate of 1.565, and a termination date of September 30, 2017.

        These cross currency contracts were designated as a net investment hedge to the net investment in our British pound denominated operations. Hedge effectiveness is assessed based on the overall changes in the fair value of the cross currency swap contracts. Any potential hedge ineffectiveness is measured using the hypothetical derivative method and is recognized in current earnings. Hedge ineffectiveness from inception to December 31, 2011 was insignificant.

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Fair Value of Financial Instruments (Continued)

        The following table shows the effect of the Company's derivative instruments designated as cash flow and net investment hedging instruments for the three months ended December 31, 2011:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three months ended December 31, 2011	Three months ended December 31, 2011
Cash Flow Hedges:
Interest rate swaps	$(1,408)	$(2,344)
Net Investment Hedges:
Cross currency swaps	$(945)	$(864)

Total	$(2,353)	$(3,208)

Notes

        The fair value of the Notes, based on then quoted market prices, was $715,000 at December 31, 2011.

8. Business and Credit Concentration

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

        One customer represented 24% of the Wholesale/U.S. Nutrition segment's net sales for the three months ended December 31, 2011 and 2010. It also represented 14% and 15% of our consolidated net sales for the three months ended December 31, 2011 and 2010, respectively. The loss of this customer, or any one of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace that customer.

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

8. Business and Credit Concentration (Continued)

        The following customers accounted for the following percentages of the Wholesale/U.S. Nutrition segment's gross accounts receivable as of December 31, 2011 and September 30, 2011, respectively:

	December 31, 2011	September 30, 2011
Customer A	18%	18%
Customer B	8%	11%
Customer C	13%	10%

9. Related Party Transactions

Consulting Agreement—Carlyle

        In connection with the Acquisition, we entered into a consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. Under this agreement, subject to certain conditions, we expect to pay an annual consulting fee to Carlyle of $3,000; we reimburse them for their out-of-pocket expenses, and we pay them additional fees associated with other future transactions. For the three months ended December 31, 2011 and 2010, these fees totaled $750 and are recorded in selling, general and administrative expenses. Carlyle also received a one-time transaction fee of $30,000 upon effectiveness of the Merger. Of this amount, $14,324 was recorded in Merger expenses and $15,676 was included with deferred financing costs. There were no transaction or consulting fees from Carlyle charged to any periods prior to Fiscal 2011.

10. Segment Information

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

  •
  European Retail—This segment generates revenue through its 663 Holland & Barrett stores (including seven franchised stores in Singapore, six franchised stores in Cyprus, two franchised stores in Malta and one franchised store in each of South Africa, Hungary and United Arab Emirates), 209 Julian Graves stores and 49 GNC (UK) stores in the U.K., 102 De Tuinen stores (including 10 franchised locations) in the Netherlands and 43 Nature's Way stores in Ireland.

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

10. Segment Information (Continued)

    Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phone.

  •
  North American Retail—This segment generates revenue through its 440 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its Canadian operation of 80 owned and operated Le Naturiste stores.

        The following table represents key financial information of our business segments:

	Wholesale / U.S. Nutrition	European Retail	Direct Response/ E-Commerce	North American Retail	Corporate/ Manufacturing(1)	Consolidated
Three months ended December 31, 2011:
Net sales	$444,371	$178,777	$59,947	$55,579	$—	$738,674
Income (loss) from operations	60,955	31,443	11,837	3,618	(19,892)	87,961
Depreciation and amortization	9,907	3,996	2,679	808	8,604	25,994
Capital expenditures	361	5,878	—	217	5,618	12,074
Three months ended December 31, 2010:
Net sales	$456,962	$171,549	$60,115	$53,536	$—	$742,162
Income (loss) from operations	94,052	28,541	14,900	1,875	(178,217)	(38,849)
Depreciation and amortization	8,871	3,555	2,673	761	9,289	25,149
Capital expenditures	135	6,309	27	561	5,309	12,341

(1)
Loss from operations for the three months ended December 31, 2010 included a fair value adjustment to our inventory of $122,104 as well as Merger expenses relating to the Acquisition of $38,874.

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

10. Segment Information (Continued)

  Total assets by segment:

	December 31, 2011	September 30, 2011
Wholesale / U.S. Nutrition	$2,527,504	$2,527,402
European Retail	868,713	883,892
Direct Response / E-Commerce	779,893	781,464
North American Retail	99,569	99,466
Corporate / Manufacturing	570,521	803,332

Consolidated assets	$4,846,200	$5,095,556

11. Condensed Consolidating Financial Statements of Guarantors

        The 9% senior notes due 2018 were issued by NBTY and are guaranteed by each of its current and future direct and indirect subsidiaries, subject to certain exceptions. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

  1.
  Condensed consolidating financial statements as of December 31, 2011 and September 30, 2011 and for the three months ended December 31, 2011 and 2010 of (a) NBTY, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis; and

  2.
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

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$19,824	$2,839	$125,427	$—	$148,090
Accounts receivable, net	—	120,617	27,076	—	147,693
Intercompany	1,397,195	—	129,310	(1,526,505)	—
Inventories	—	538,785	164,383	—	703,168
Deferred income taxes	—	23,706	612	—	24,318
Other current assets	—	30,301	25,494	—	55,795

Total current assets	1,417,019	716,248	472,302	(1,526,505)	1,079,064
Property, plant and equipment, net	46,110	282,502	144,255	—	472,867
Goodwill	—	813,315	395,876	—	1,209,191
Intangible assets, net	—	1,635,800	355,893	—	1,991,693
Other assets	—	93,301	84	—	93,385
Intercompany loan receivable	346,297	40,733	—	(387,030)	—
Investments in subsidiaries	2,674,256	—	—	(2,674,256)	—

Total assets	$4,483,682	$3,581,899	$1,368,410	$(4,587,791)	$4,846,200

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable	—	144,578	44,867	—	189,445
Intercompany	—	1,526,505	—	(1,526,505)	—
Accrued expenses and other current liabilities	9,108	101,603	37,652	—	148,363

Total current liabilities	9,108	1,772,686	82,519	(1,526,505)	337,808
Intercompany loan payable	—	—	387,030	(387,030)	—
Long-term debt, net of current portion	2,157,500	—	—	—	2,157,500
Deferred income taxes	741,499	—	5,890	—	747,389
Other liabilities	19,170	10,808	17,120	—	47,098

Total liabilities	2,927,277	1,783,494	492,559	(1,913,535)	3,289,795
Commitments and contingencies
Stockholders' Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,553,069	352,019	301,271	(653,290)	1,553,069
Retained earnings	49,555	1,446,386	595,422	(2,041,808)	49,555
Accumulated other comprehensive loss	(46,219)	—	(20,842)	20,842	(46,219)

Total stockholders' equity	1,556,405	1,798,405	875,851	(2,674,256)	1,556,405

Total liabilities and stockholders' equity	$4,483,682	$3,581,899	$1,368,410	$(4,587,791)	$4,846,200

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet
As of September 30, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$261,098	$3,288	$130,020	$—	$394,406
Accounts receivable, net	—	112,841	25,803	—	138,644
Intercompany	1,454,068	—	111,471	(1,565,539)	—
Inventories	—	517,121	158,248	—	675,369
Deferred income taxes	—	23,706	634	—	24,340
Other current assets	—	31,615	27,877	—	59,492

Total current assets	1,715,166	688,571	454,053	(1,565,539)	1,292,251
Property, plant and equipment, net	46,507	287,356	145,410	—	479,273
Goodwill	—	813,315	398,884	—	1,212,199
Other intangible assets, net	—	1,645,970	359,183	—	2,005,153
Other assets	—	106,622	58	—	106,680
Intercompany loan receivable	325,985	40,734	—	(366,719)	—
Investments in subsidiaries	2,609,651	—	—	(2,609,651)	—

Total assets	$4,697,309	$3,582,568	$1,357,588	$(4,541,909)	$5,095,556

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$17,500	$—	$—	$—	$17,500
Accounts payable	—	131,307	55,204	—	186,511
Intercompany	—	1,565,539	—	(1,565,539)	—
Accrued expenses and other current liabilities	11,262	123,242	54,038	—	188,542

Total current liabilities	28,762	1,820,088	109,242	(1,565,539)	392,553
Intercompany loan payable	—	—	366,718	(366,718)	—
Long-term debt, net of current portion	2,369,375	—	—	—	2,369,375
Deferred income taxes	742,968	—	5,910	—	748,878
Other liabilities	19,309	12,936	15,610	—	47,855

Total liabilities	3,160,414	1,833,024	497,480	(1,932,257)	3,558,661
Commitments and contingencies
Stockholders' Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,552,188	352,020	301,271	(653,291)	1,552,188
Retained earnings	22,472	1,397,524	572,993	(1,970,517)	22,472
Accumulated other comprehensive income	(37,765)	—	(14,156)	14,156	(37,765)

Total stockholders' equity	1,536,895	1,749,544	860,108	(2,609,652)	1,536,895

Total liabilities and stockholders' equity	$4,697,309	$3,582,568	$1,357,588	$(4,541,909)	$5,095,556

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Income
Three Months Ended December 31, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$522,123	$245,853	$(29,302)	$738,674

Costs and expenses:
Cost of sales	—	318,231	110,779	(29,302)	399,708
Advertising, promotion and catalog	—	28,975	8,173	—	37,148
Selling, general and administrative	19,817	102,189	91,851	—	213,857

	19,817	449,395	210,803	(29,302)	650,713

(Loss) income from operations	(19,817)	72,728	35,050	—	87,961

Other income (expense):
Equity in income of subsidiaries	71,291	—	—	(71,291)	—
Intercompany interest	3,019	—	(3,019)	—	—
Interest	(49,199)	—	—	—	(49,199)
Miscellaneous, net	96	2,444	(879)	—	1,661

	25,207	2,444	(3,898)	(71,291)	(47,538)

Income (loss) before income taxes	5,390	75,172	31,152	(71,291)	40,423
(Benefit) provision for income taxes	(21,693)	26,310	8,723	—	13,340

Net income (loss)	$27,083	$48,862	$22,429	$(71,291)	$27,083

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Income
Three Months Ended December 31, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$543,458	$223,024	$(24,320)	$742,162

Costs and expenses:
Cost of sales	—	398,159	136,227	(24,320)	510,066
Advertising, promotion and catalog	—	22,036	6,652	—	28,688
Selling, general and administrative	17,240	99,950	86,193	—	203,383
Merger expenses	38,874	—	—	—	38,874

	56,114	520,145	229,072	(24,320)	781,011

(Loss) income from operations	(56,114)	23,313	(6,048)	—	(38,849)

Other income (expense):
Equity in income of subsidiaries	10,039	—	—	(10,039)	—
Intercompany interest	2,411	—	(2,411)	—	—
Interest	(46,378)	—	(221)	—	(46,599)
Miscellaneous, net	(41)	1,527	201	—	1,687

	(33,969)	1,527	(2,431)	(10,039)	(44,912)

(Loss) income before income taxes	(90,083)	24,840	(8,479)	(10,039)	(83,761)
(Benefit) provision for income taxes	(26,647)	8,697	(2,375)	—	(20,325)

Net (loss) income	$(63,436)	$16,143	$(6,104)	$(10,039)	$(63,436)

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(11,026)	$7,070	$293	$—	$(3,663)

Cash flows from investing activities:
Purchase of property, plant and equipment	(873)	(7,519)	(3,682)	—	(12,074)

Net cash used in investing activities	(873)	(7,519)	(3,682)	—	(12,074)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(229,375)	—	—	—	(229,375)

Net cash used in financing activities	(229,375)	—	—	—	(229,375)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,204)	—	(1,204)

Net decrease in cash and cash equivalents	(241,274)	(449)	(4,593)	—	(246,316)
Cash and cash equivalents at beginning of period	261,098	3,288	130,020	—	394,406

Cash and cash equivalents at end of period	$19,824	$2,839	$125,427	$—	$148,090

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(69,611)	$12,741	$13,936	$—	$(42,934)

Cash flows from investing activities:
Intercompany accounts	18,198	(7,661)	(10,537)	—	—
Purchase of property, plant and equipment	—	(4,988)	(7,353)	—	(12,341)
Cash paid for acquisitions, net of cash acquired	(3,982,432)	—	—	—	(3,982,432)

Net cash used in investing activities	(3,964,234)	(12,649)	(17,890)	—	(3,994,773)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	—	(429)	(144)	—	(573)
Payments for financing fees	(111,621)	—	—	—	(111,621)
Proceeds from borrowings	2,400,000	—	—	—	2,400,000
Capital contribution	1,550,400	—	—	—	1,550,400

Net cash provided by (used in) financing activities	3,838,779	(429)	(144)	—	3,838,206

Effect of exchange rate changes on cash and cash equivalents	—	337	(606)	—	(269)

Net decrease in cash and cash equivalents	(195,066)	—	(4,704)	—	(199,770)
Cash and cash equivalents at beginning of period	281,457	—	65,026	—	346,483

Cash and cash equivalents at end of period	$86,391	$—	$60,322	$—	$146,713

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

  •
  loss of significant customers;

  •
  compliance with new and existing federal, state, local or foreign legislation or regulation, or adverse determinations by regulators anywhere in the world (including the banning of products) and, in particular, Good Manufacturing Practices in the United States, the Food Supplements Directive and Traditional Herbal Medicinal Products Directive in Europe and greater enforcement by federal, state, local or foreign governmental entities, and/or increased enforcement of any such legislation or regulation;

  •
  increases in the cost of borrowings or unavailability of additional debt or equity capital, or both;

  •
  prolonged economic downturn or recession;

  •
  instability in financial markets;

  •
  dependency on retail stores for sales;

  •
  costs and expenses, including reputational damage, relating to product recalls or removals;

  •
  our inability to obtain or renew adequate insurance coverage, or to manage insurance costs;

  •
  international market exposure;

  •
  failure to comply with anti-corruption laws and regulations of the U.S. and foreign governments in the jurisdictions in which we do business;

  •
  legal proceedings initiated by regulators in the United States or abroad;

  •
  unavailability of, or our inability to consummate, advantageous acquisitions in the future, or our inability to integrate acquisitions into the mainstream of our business;

  •
  difficulty entering new international markets;

  •
  loss of executive officers and other key personnel;

  •
  the availability and dependency on third-party suppliers of raw materials;

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

  •
  our inability to maintain effective internal controls over financial reporting;

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

        The statements in the following discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading, "Risk Factors"in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (our "2011 Annual Report"). Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the condensed consolidated financial statements, including the related notes, contained elsewhere herein and with the 2011 Annual Report. All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. All dollar values in this section, unless otherwise noted, are denoted in thousands. Numerical figures have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

Executive Summary

        We are the leading global vertically integrated manufacturer, distributor and retailer of a broad line of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. We currently market approximately 25,000 SKUs, including numerous private-label and owned brands, such as: Nature's Bounty®, Ester-C®, Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, Flex-A-Min®, SISU®, Knox®, Sundown®, Rexall®, Pure Protein®, Body Fortress®, Worldwide Sport Nutrition®, Natural Wealth®, Puritan's Pride®, Holland & Barrett®, GNC (UK)®, Physiologics®, Le Naturiste®, De Tuinen®, Julian Graves® and Vitamin World®. Our vertical integration includes purchasing raw materials and formulating and manufacturing products, which we then market through the following four channels of distribution:

  •
  Wholesale/U.S. Nutrition—This segment sells products under various brand names and third-party private labels, each targeting specific market groups which include virtually all major mass merchandisers, club stores, drug store chains and supermarkets. This segment also sells products to independent pharmacies, health food stores, the military and other retailers.

  •
  European Retail—This segment generates revenue through its 663 Holland & Barrett stores (including seven franchised stores in Singapore, six franchised stores in Cyprus, two franchised stores in Malta and one franchised store in each of South Africa, Hungary and United Arab Emirates), 209 Julian Graves stores and 49 GNC (UK) stores in the U.K., 102 De Tuinen stores (including 10 franchised locations) in the Netherlands and 43 Nature's Way stores in Ireland. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the internet. Catalogs are strategically mailed to customers who order by mail, internet, or phone.

  •
  North American Retail—This segment generates revenue through its 440 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its Canadian operation of 80 owned and operated Le Naturiste stores.

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

Carlyle Transaction

        On October 1, 2010, NBTY consummated the Merger with an affiliate of Carlyle under which the Carlyle affiliate acquired 100% of NBTY for a net purchase price of $3,635,949. The purchase price was funded through the net proceeds of our $1,750,000 senior credit facilities, the issuance of $650,000 Notes and a cash equity contribution of $1,550,000 from an affiliate of Carlyle. We also refer to the Merger or the Acquisition together with the Refinancing as the "Transactions."

        As a result of the Acquisition and the application of purchase accounting, our assets and liabilities were adjusted to their fair market values as of October 1, 2010, the Closing Date, which impacts the comparability of our results. Specifically, our cost of sales increased due to the increased carrying value of our inventory. In addition, we incurred certain Acquisition related expenses during the three months ended December 31, 2010.

Results of Operations

Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010:

  Net Sales

        Net sales by segment for the three months ended December 31, 2011 as compared with the prior comparable period were as follows:

	Three months ended December 31, 2011		Three months ended December 31, 2010
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale/U.S. Nutrition	$444,371	60.2%	$456,962	61.6%	$(12,591)	-2.8%
European Retail	178,777	24.2%	171,549	23.1%	7,228	4.2%
Direct Response / E-Commerce	59,947	8.1%	60,115	8.1%	(168)	-0.3%
North American Retail	55,579	7.5%	53,536	7.2%	2,043	3.8%

Net sales	$738,674	100.0%	$742,162	100.0%	$(3,488)	-0.5%

Wholesale /U.S. Nutrition

        Net sales for the Wholesale/U.S. Nutrition segment decreased $12,591, or 2.8%, to $444,371 for the three months ended December 31, 2011, as compared to the prior comparable period. This decrease is due to $36,494 lower net sales from the loss of certain contract manufacturing agreements and reduced sales of private label products as a result of the highly competitive environment in the private label business. These decreases were partially offset by higher net sales of our branded products both domestically and internationally. Domestic branded net sales increased $18,914 and international branded net sales increased $4,989 for the three months ended December 31, 2011, as compared to the prior comparable period.

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

        We use targeted promotions to grow overall sales. Promotional programs and rebates were 13.9% of sales for the three months ended December 31, 2011, as compared to 12.4% of sales for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were 1.7% and 1.2% of sales for the three months ended December 31, 2011 and 2010, respectively. Product returns for the three months ended December 31, 2011 and 2010 are primarily attributable to returns in the ordinary course of business. We expect returns relating to normal operations to trend between 1% to 2% of Wholesale/U.S. Nutrition sales in future quarters.

        One customer represented 24% of the Wholesale/U.S. Nutrition segment's net sales for the three months ended December 31, 2011 and 2010. It also represented 14% and 15% of consolidated net sales for the three months ended December 31, 2011 and 2010, respectively. The loss of this customer, or any one of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace that customer.

  European Retail

        Net sales for this segment increased $7,228, or 4.2%, to $178,777 for the three months ended December 31, 2011, as compared to the prior comparable period. This increase is attributable to more successful promotional activity. In addition, the average exchange rate in the British pound decreased 0.6% as compared to the prior comparable period. In local currency, net sales increased 4.7% and sales for stores open more than one year (same store sales) increased 4.1% as compared to the prior comparable period.

        The following is a summary of European Retail store activity for the three months ended December 31, 2011 and 2010:

European Retail stores:	Three months ended December 31, 2011	Three months ended December 31, 2010
Company-owned stores
Open at beginning of the period	1,040	1,035
Opened during the period	5	13
Closed during the period	(7)	—

Open at end of the period	1,038	1,048

Franchised stores
Open at beginning of the period	28	22
Opened during the period	—	2
Closed during the period	—	(1)

Open at end of the period	28	23

Total company-owned and franchised stores
Open at beginning of the period	1,068	1,057
Opened during the period	5	15
Closed during the period	(7)	(1)

Open at end of the period	1,066	1,071

  Direct Response / E-Commerce

        Direct Response/E-Commerce remained relatively consistent with a slight decrease in net sales of $168, or 0.3%, for the three months ended December 31, 2011 as compared to the prior comparable period. E-Commerce net sales comprised 63.4% of total Direct Response/E-Commerce net sales for the three months ended December 31, 2011 as compared to 57.2% in the prior comparable period. We believe that we remain the vitamin and nutritional supplements leader in the direct response and e-commerce sectors, and we continue to increase the number of products available via our catalog and websites.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical results reflect this pattern and therefore this division should be viewed on an annual, and not quarterly, basis.

  North American Retail

        Net sales for this segment increased $2,043, or 3.8%, to $55,579 for the three months ended December 31, 2011 as compared to the prior comparable period. Same store sales growth was 6.0% due to the continued benefit from price increases as well as enhanced store designs, layout and promotions, which were the primary reasons for the increase in net sales.

        The following is a summary of North American Retail store activity for the three months ended December 31, 2011 and 2010:

North American Retail stores:	Three months ended December 31, 2011	Three months ended December 31, 2010
Vitamin World
Open at beginning of the period	443	457
Opened during the period	—	2
Closed during the period	(3)	(2)

Open at end of the period	440	457

Le Naturiste
Open at beginning of the period	80	81
Opened during the period	—	—
Closed during the period	—	—

Open at end of the period	80	81

Total North American Retail
Open at beginning of the period	523	538
Opened during the period	—	2
Closed during the period	(3)	(2)

Open at end of the period	520	538

  Cost of Sales

        Cost of sales for the three months ended December 31, 2011 as compared with the prior comparable period was as follows:

	Three months ended December 31, 2011	Three months ended December 31, 2010	$ change	% change
Cost of sales	$399,708	510,066	$(110,358)	-21.6%
Percentage of net sales	54.1%	68.7%

        The decrease in cost of sales as a percentage of net sales is primarily attributable to an adjustment in the quarter ended December 31, 2010 of $122,104 to acquired inventory to its fair value as required under purchase accounting in connection with the Merger. Excluding the impact of this adjustment, the impact of having a higher proportion of branded product sales in the current period, which traditionally have higher gross profit margins than private label product sales, as compared to the prior comparable period was more than offset by higher costs of certain raw materials.

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

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses for the three months ended December 31, 2011, as compared with the prior comparable period were as follows:

	Three months ended December 31, 2011	Three months ended December 31, 2010	$ change	% change
Advertising, promotion and catalog	$37,148	$28,688	$8,460	29.5%
Percentage of net sales	5.0%	3.9%

        The $8,460, or 29.5%, increase in advertising, promotion and catalog expense primarily related to our Wholesale / U.S. Nutrition segment as we continue to increase brand awareness across various platforms such as television, print media and website and internet search engine advertising.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") for the three months ended December 31, 2011, as compared with the prior comparable period were as follows:

	Three months ended December 31, 2011	Three months ended December 31, 2010	$ change	% change
Selling, general and administrative	$213,857	$203,383	$10,474	5.1%
Percentage of net sales	29.0%	27.4%

        The SG&A increase of $10,474 for the three months ended December 31, 2011, as compared to the prior comparable period, is due to an increase in payroll and employee benefit costs of $4,058 due to higher medical, workers compensation and other benefit costs, as well as an increase in professional fees, including consulting and other service costs of $3,805.

  Merger Expenses

        Merger expenses for the three months ended December 31, 2010 consisted of $15,660 in bank financing costs associated with an unused bridge loan, $14,324 for a portion of the transaction fee paid to Carlyle, $6,929 for an employment agreement termination payment due to a former executive officer and $1,961 of merger related costs. There were no Merger expenses for the three months ended December 31, 2011.

  Income from Operations

        Income from operations for the three months ended December 31, 2011 as compared to the prior comparable period was as follows:

	Three months ended December 31, 2011	Three months ended December 31, 2010	$ change	% change
Wholesale / U.S. Nutrition	$60,955	$94,052	$(33,097)	-35.2%
European Retail	31,443	28,541	2,902	10.2%
Direct Response / E-Commerce	11,837	14,900	(3,063)	-20.6%
North American Retail	3,618	1,875	1,743	93.0%
Corporate	(19,892)	(178,217)	158,325	88.8%

Total	$87,961	$(38,849)	$126,810	-326.4%

Percentage of net sales	11.9%	-5.2%

        The decrease in Wholesale/U.S. Nutrition segment income from operations was primarily due to the decrease in net sales and increased advertising expense to increase brand awareness. The increase in the European Retail segment was the result of higher sales volume partially offset by increased SG&A costs (primarily payroll and occupancy costs). In addition, the European Retail segment income from operations was impacted from a 0.6% decrease in the average currency exchange rate as compared to the prior comparable period. The decrease in the Direct Response/E-Commerce segment income from operations was primarily due to higher product and advertising costs. The increase in North American Retail segment is the continued benefit from price increases as well as enhanced store designs, layout and promotions. The decrease in the Corporate segment loss from operations was primarily caused by non-recurring costs in the prior period as a result of the Merger relating to an inventory adjustment to fair value, as well as certain non-recurring legal and other professional advisory fees.

  Interest Expense

        Interest expense the three months ended December 31, 2011 increased over the prior comparable period due to the write-off of deferred financing costs of $9,289 associated with the prepayment of $225,000 of our Term loan B-1 in the current quarter offset by higher interest rates in the prior period due to our March 2011 refinancing of our senior credit facilities ("the Refinancing"). See "Liquidity and Capital Resources" for a description of the senior credit facilities and Notes.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended December 31, 2011 and 2010 was 33.0% and 24.3%, respectively. The effective income tax rate was higher for the three months ended December 31, 2011 primarily due to certain foreign benefits and other deductions that were higher in proportion to the net tax expense and thus decreased the effective tax rate for the three months ended December 31, 2010.

Liquidity and Capital Resources

        Our primary sources of liquidity and capital resources are cash generated from operations and funds available under our revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources of funds.

        On the Closing Date, we entered into senior credit facilities totaling $2,000,000, consisting of $1,750,000 term loan facilities and a $250,000 revolving credit facility. In addition, we issued $650,000 Notes with an interest rate of 9% and a maturity date of October 1, 2018.

        On the Refinancing Date, NBTY, Holdings, Barclays Bank PLC, as administrative agent and several other lenders entered into the Refinancing pursuant to which we repriced our loans and amended certain other terms under our existing Credit Agreement. Under the terms of the Refinancing, the original $250,000 term loan A and $1,500,000 term loan B were replaced with a new $1,750,000 term loan B-1 and the $250,000 revolving credit facility was modified to $200,000. Borrowings under term loan B-1 bear interest at a floating rate which can be, at our option, either (i) Eurodollar rate plus an applicable margin or, (ii) base rate plus an applicable margin, in each case, subject to a Eurodollar rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-1 and the revolving credit facility is 3.25% per annum for Eurodollar loans and 2.25% per annum for base rate loans, with a step-down in rate for the revolving credit facility upon the achievement of a certain total senior secured leverage ratio. Substantially all other terms are consistent with the original term loan B, including the amortization schedule of term loan B-1 and maturity dates. As a result of the Refinancing, $20,824 of previously capitalized deferred financing costs were expensed. In addition, $2,394 of the call premium on term loan B and termination costs on interest rate swap contracts of $1,525 were expensed.

        On December 30, 2011, we prepaid $225,000 of principal on our term loan B-1. As a result of this prepayment, $9,289 of deferred financing costs were written off. In accordance with the prepayment provisions of the Refinancing, no scheduled payments of principal will be required until October 2017.

        We must make prepayments on term loan B-1 with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under our senior credit facilities unless specifically incurred to refinance a portion of our senior credit facilities) and 50% of excess cash flow (such percentage subject to reduction based on achievement of specified total senior secured leverage ratios), in each case, subject to certain reinvestment rights and other exceptions. We are also required to make prepayments under our revolving credit facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under the revolving credit facility exceeds the aggregate amount of commitments in respect of the revolving credit facility.

        In addition, the terms of the Refinancing require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility (including swingline loans and letters of credit). During the three months ended December 31, 2011, no amounts were outstanding under the revolving credit facility. All other financial covenants required by the senior secured credit facilities were removed as part of the Refinancing.

        Both the indenture governing the Notes and the senior credit facilities contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to:

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

        We or our affiliates, at any time and from time to time, may purchase Notes or other indebtedness. Any such purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we, or any of our affiliates, may determine.

        We expect our fiscal 2012 capital expenditures to be in excess of recent periods due to our increased investments in our business.

        The following table sets forth, for the periods indicated, cash balances and working capital:

	As of December 31, 2011	As of September 30, 2011
Cash and cash equivalents	$148,090	$394,406
Working capital (including cash and cash equivalents)	$741,256	$899,698

        The following table sets forth, for the periods indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	For the three months ended December 31, 2011	For the three months ended December 31, 2010
Cash flow used in operating activities	$(3,663)	$(42,934)
Cash flow used in investing activities	$(12,074)	$(3,994,773)
Cash flow (used in) provided by financing activities	$(229,375)	$3,838,206
Inventory turnover	2.3	2.3
Days sales (Wholesale) outstanding in accounts receivable	32	34

        We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. Cash and cash equivalents held by our foreign subsidiaries are subject to U.S. income taxes upon repatriation to the U.S. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law. However, during fiscal 2012, we plan to indefinitely reinvest $25,000 of our foreign earnings outside of the U.S. for capital expenditures.

        The decrease in working capital of $158,442 at December 31, 2011 as compared to September 30, 2011 was primarily due to the debt prepayment of $225,000 partially offset by net income.

        Cash used in operating activities during the three-month period ended December 31, 2011 was mainly attributable to changes in inventories and accrued expenses and other liabilities offset by income from operations excluding depreciation and amortization and other non-cash charges.

        During the three-month period ended December 31, 2011, cash flows used in investing activities consisted of cash paid for the purchases of property, plant and equipment. During the three-month period December 31, 2010 cash flows used in investing activity included the impact of the Transactions.

        For the three-month period ended December 31, 2011, cash flows used in financing activities related to prepayment of principal payments on term loan B-1. During the three-month period December 31, 2010 cash flows provided by financing activities included the impact of the Transactions.

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

        Because of these limitations, EBITDA and Consolidated EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. As a result, we rely primarily on our GAAP results and use EBITDA and Consolidated EBITDA only supplementally.

        In addition, in calculating Consolidated EBITDA, we make certain adjustments that are based on assumptions and estimates that may prove to be inaccurate.

        In addition, in evaluating Consolidated EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of Consolidated EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

        The following table reconciles net loss to EBITDA and Consolidated EBITDA (as defined in our senior credit facilities) for the three months ended December 31, 2011 and 2010:

	Three months ended December 31, 2011	Three months ended December 31, 2010
Net income (loss)	$27,083	$(63,436)
Interest expense	49,199	46,599
Income tax expense (benefit)	13,340	(20,325)
Depreciation and amortization	25,994	25,149

EBITDA	115,616	(12,013)
Severance costs(a)	309	599
Stock-based compensation(b)	881	154
Management fee(c)	750	750
Merger related costs(d)	—	38,874
Inventory fair value adjustment(e)	—	122,104
Pro forma cost savings(f)	4,180	—
Other non-recurring items(g)	5,333	653

Consolidated EBITDA	$127,069	$151,121

(a)
Reflects the exclusion of severance costs incurred at various subsidiaries of the Company.

(b)
Reflects the exclusion of non-cash expenses related to stock options.

(c)
Reflects the exclusion of the Carlyle management fee.

(d)
Reflects the exclusion of costs incurred in connection with the Merger, including $15,660 of financing costs associated with an unused bridge loan, $14,324 representing the portion of the one-time sponsor transaction fee, $6,929 for an employment agreement termination payment due to a former executive officer and $1,961 relating other merger related costs.

(e)
Reflects the exclusion of the sell-through of the increased fair value of opening inventory at acquisition required under purchase accounting.

(f)
Reflects three months of prospective savings in accordance with the Credit Agreement; specifically, the amount of cost savings expected to be realized from operating expense reductions and other operating improvements as a result of specified actions taken or initiated, less the amount of any actual cost savings realized during the period.

(g)
Reflects the exclusion of non-recurring items including recruitment fees, consulting fees and impairments.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

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

Foreign Currency

        Approximately 33% and 30% of our net sales during the three months ended December 31, 2011 and 2010, respectively, were denominated in currencies other than U.S. dollars, principally British pounds and to a lesser extent euros, Canadian dollars and Chinese yuan. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on us, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	December 31, 2011	September 30, 2011
Total Assets	26%	24%
Total Liabilities	3%	4%

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. dollars. This process results in exchange rate gains and losses, which are included as a separate component of stockholders' equity under the caption "Accumulated other comprehensive loss."

        During the three months ended December 31, 2011 and 2010, translation losses of $9,309 and $13,520, respectively, were included in determining other comprehensive income. Cumulative translation losses of approximately $29,505 and $20,196 were included as part of accumulated other comprehensive income within the consolidated balance sheet at December 31, 2011 and September 30, 2011, respectively.

        The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies against the U.S. dollar. These currencies include the British pound, the euro, the Canadian dollar and the Chinese yuan. Any future translation gains or losses could be significantly different than those noted in each of these years.

Recent Accounting Developments

        In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. However the requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income has been temporarily delayed by the FASB until further evaluation can be done on the impact of its implementation. We are currently evaluating the impact of adopting this guidance on our financial statements.

        In September 2011, the FASB issued guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

        We describe our significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements included in our 2011 Annual Report. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the same Annual Report. There have been no significant changes in our significant accounting policies or critical accounting estimates since September 30, 2011.

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

        We have subsidiaries whose operations are denominated in foreign currencies (primarily the British pound, the euro, the Canadian dollar and the Chinese yuan). We consolidate the earnings of our international subsidiaries by translating them into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the remeasurement of these foreign currency denominated transactions results in increased net sales, operating expenses and net income. Similarly, our net sales, operating expenses and net income would decrease if U.S. dollar strengthens against foreign currencies.

        To manage the potential exposure from adverse changes in currency exchange rates, specifically the British pound, arising from our net investment in British pound denominated operations, on December 16, 2010, we entered into three cross currency swap contracts to hedge a portion of the net investment in our British pound denominated foreign operations. The aggregate notional amount of the swap contracts is £194,200 (approximately $303,000), with a forward rate of 1.565, and a termination date of September 30, 2017.

        Net sales denominated in foreign currencies were approximately $240,141, or 32.5% of total net sales, for the three months ended December 31, 2011. A majority of our foreign currency exposure is denominated in British pounds and Canadian dollars. For the three months ended December 31, 2011, as compared to the prior comparable period, the British pound decreased 0.6% as compared to the U.S. dollar and the Canadian dollar decreased 1.0% as compared to the U.S. dollar. The combined effect of the changes in these currency rates resulted in a decrease of $1,256 in net sales and a decrease of $180 in operating income.

        We are exposed to changes in interest rates on our senior credit facilities. During December 2010, we entered into three interest rate swap contracts that we subsequently terminated in connection with the Refinancing, resulting in a termination payment of $1,525. During March 2011, we entered into three interest rate swap contracts to fix the LIBOR indexed interest rates on a portion of our senior credit facilities until the indicated expiration dates of these swap contracts. Each swap contract has an initial notional amount of $333,333 (for a total of $1 billion), with a fixed interest rate of 1.92% for a four-year term. The notional amount of each swap decreases to $266,666 in December 2012, decreases to $166,666 in December 2013 and has a maturity date of December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior credit facilities are swapped for fixed interest payments.

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. Assuming our senior credit facilities are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on our senior credit facilities by approximately $796 per year.

 NBTY, Inc.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2011, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        On or about April 8, 2010, a putative class action captioned Dirickson v. NBTY Acquisition, LLC, NBTY Manufacturing, LLC, NBTY, Inc., and Volt Management Corporation ("Volt") was filed against the Company and certain subsidiaries in the Superior Court of California, County of Los Angeles. Volt is not related to the Company. Plaintiff seeks to represent a class of employees in connection with several causes of action alleging, among other things, wage and hour violations. The complaint seeks damages on behalf of all non-exempt employees within the State of California who worked for Volt or any of the NBTY entities between April 8, 2006 and April 8, 2010, including compensatory damages, unpaid wages, statutory penalties, restitution, unspecified injunctive relief, unjust enrichment and attorneys' fees and costs in unidentified amounts. The NBTY entities have agreed upon a proposed settlement with the plaintiffs, and submitted a settlement agreement on November 16, 2011 for court approval providing for potential payments to the class in the range of $161,000 to $338,000 in the aggregate. Until such settlement is approved and entered by the court, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of the defendant. The estimated settlement value has been accrued in other liabilities.

Glucosamine-Based Dietary Supplements

        Beginning in June 2011, certain putative class actions have been filed in various jurisdictions against the Company, its subsidiary Rexall Sundown, Inc. ("Rexall"), and/or other companies as to which there may be a duty to defend and indemnify, challenging the marketing of glucosamine-based dietary supplements, under various states' consumer protection statutes. The lawsuits against the Company and its subsidiaries are: Cardenas v. NBTY, Inc. and Rexall Sundown, Inc. (filed June 14, 2011 in the United States District Court for the Eastern District of California, on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus punitive damages and injunctive relief); and Jennings v. Rexall Sundown, Inc. (filed August 22, 2011 in the United States District Court for the District of Massachusetts, on behalf of a putative class of Massachusetts consumers seeking unspecified trebled compensatory damages), as well as other cases in California and Illinois against certain wholesale customers as to which the Company may have certain indemnification obligations. Motions to dismiss have been filed in all of these cases; all cases currently remain at the pleading stage. The Company disputes the allegations and intends to vigorously defend these actions. At this time, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of any of the defendants.

Claims in the Ordinary Course

        In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability, false advertising, intellectual property and Proposition 65 claims) arise from time to time in the ordinary course of our business. We believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on our consolidated financial condition or results of operations, if adversely determined against us.

 NBTY, Inc.
Item 1A. Risk Factors

Risk Factors

        In addition to the other information set forth in this Report, you should carefully consider the risk factors disclosed under the caption "Risk Factors" in our 2011 Annual Report. These factors could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our 2011 Annual Report are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition operating results or cash flows. Since September 30, 2011, there have been no significant changes relating to risk factors.

 NBTY, Inc.
Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of NBTY, Inc. (Incorporated by reference to exhibit 3.1 to the Registration Statement on Form S-4 (no. 333-172973) (the "Registration Statement").
3.2	Second Amended and Restated By-Laws of NBTY, Inc. (Incorporated by reference to exhibit 3.2 to the Registration Statement).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*
Filed herewith

**
Furnished, not filed

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBTY, INC. (Registrant)
Date: February 8, 2012	By:	/s/ JEFFREY NAGEL Jeffrey Nagel Chief Executive Officer
Date: February 8, 2012	By:	/s/ MICHAEL D. COLLINS Michael D. Collins Chief Financial Officer