Form 10-Q
period 2012-03-31
NBTY INC
filed 2012-05-09
CIK 70793

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        The number of shares of common stock outstanding as of April 30, 2012 was 1,000.

NBTY, Inc.
INDEX

PART I
Item 1. Financial Statements

NBTY, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2012	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$221,281	$394,406
Accounts receivable, net	163,940	138,644
Inventories	717,018	675,369
Deferred income taxes	24,821	24,340
Other current assets	51,062	59,492

Total current assets	1,178,122	1,292,251
Property, plant and equipment, net	471,577	479,273
Goodwill	1,220,397	1,212,199
Intangible assets, net	1,991,127	2,005,153
Other assets	91,249	106,680

Total assets	$4,952,472	$5,095,556

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$17,500
Accounts payable	206,764	186,511
Accrued expenses and other current liabilities	167,390	188,542

Total current liabilities	374,154	392,553
Long-term debt, net of current portion	2,157,500	2,369,375
Deferred income taxes	745,673	748,878
Other liabilities	57,202	47,855

Total liabilities	3,334,529	3,558,661

Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par; one thousand shares authorized, issued and outstanding	—	—
Capital in excess of par	1,553,686	1,552,188
Retained earnings	83,748	22,472
Accumulated other comprehensive loss	(19,491)	(37,765)

Total stockholders' equity	1,617,943	1,536,895

Total liabilities and stockholders' equity	$4,952,472	$5,095,556

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three months ended March 31, 2012	Three months ended March 31, 2011	Six months ended March 31, 2012	Six months ended March 31, 2011
Net sales	$770,393	$706,542	$1,509,068	$1,448,705

Costs and expenses:
Cost of sales	411,505	377,992	811,213	888,057
Advertising, promotion and catalog	51,694	51,364	88,842	80,052
Selling, general and administrative	218,146	207,677	432,004	411,063
Merger expenses	—	4,991	—	43,865

Total costs and expenses	681,345	642,024	1,332,059	1,423,037

Income from operations	89,048	64,518	177,009	25,668

Other income (expense):
Interest	(36,697)	(70,188)	(85,896)	(116,788)
Miscellaneous, net	(1,318)	569	343	2,258

Total other income (expense)	(38,015)	(69,619)	(85,553)	(114,530)

Income (loss) before income taxes	51,033	(5,101)	91,456	(88,862)
Provision (benefit) for income taxes	16,840	15,060	30,180	(5,264)

Net income (loss)	$34,193	$(20,161)	$61,276	$(83,598)

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended March 31, 2012	Six months ended March 31, 2011
Cash flows from operating activities:
Net income (loss)	$61,276	$(83,598)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Impairments and disposals of assets	511	640
Depreciation of property, plant and equipment	29,813	28,413
Amortization of intangible assets	22,506	22,400
Foreign currency transaction gain	(460)	(1,314)
Amortization and write-off of deferred financing fees	16,639	28,268
Stock-based compensation	1,499	686
Allowance for doubtful accounts	222	5,467
Amortization of incremental inventory fair value	—	122,104
Inventory reserves	1,947	21,753
Deferred income taxes	(3,900)	(36,559)
Changes in operating assets and liabilities:
Accounts receivable	(24,320)	(5,680)
Inventories	(39,316)	(32,824)
Other assets	9,867	14,456
Accounts payable	16,962	(11,492)
Accrued expenses and other liabilities	(17,779)	10,079

Net cash provided by operating activities	75,467	82,799

Cash flows from investing activities:
Purchase of property, plant and equipment	(21,675)	(28,763)
Cash paid for acquisitions	—	(3,985,628)

Net cash used in investing activities	(21,675)	(4,014,391)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(229,375)	(5,078)
Payments of financing fees	—	(138,227)
Proceeds from borrowings	—	2,400,000
Capital contribution	—	1,550,400

Net cash (used in) provided by financing activities	(229,375)	3,807,095

Effect of exchange rate changes on cash and cash equivalents	2,458	1,998

Net decrease in cash and cash equivalents	(173,125)	(122,499)
Cash and cash equivalents at beginning of period	394,406	346,483

Cash and cash equivalents at end of period	$221,281	$223,984

Non-cash investing and financing information:
Property, plant and equipment additions included in accounts payable	$3,280	$1,258

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

        For the six months ended March 31, 2011, Merger expenses consisted of $15,660 in financing costs associated with an unused bridge loan, $14,324 for a portion of the transaction fee paid to Carlyle, $6,929 for an employment agreement termination payment due to a former executive officer and $6,952 of other merger related costs. For the three months ended March 31, 2011, Merger expenses were $4,991. There were no Merger expenses for the three and six months ended March 31, 2012.

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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

1. Basis of Presentation (Continued)

valuation and recoverability of long-lived assets; stock-based compensation; income taxes; and accruals for the outcome of current litigation.

Accounts Receivable Reserves

        Accounts receivable are presented net of the following reserves:

	March 31, 2012	September 30, 2011
Allowance for sales returns	$10,981	$10,793
Promotional programs incentive allowance	78,451	74,593
Allowance for doubtful accounts	5,521	5,468

	$94,953	$90,854

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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

2. Inventories

        The components of inventories are as follows:

	March 31, 2012	September 30, 2011
Raw materials	$158,570	$148,206
Work-in-process	20,481	15,521
Finished goods	537,967	511,642

Total	$717,018	$675,369

3. Long-Term Debt

        The components of long-term debt are as follows:

	March 31, 2012	September 30, 2011
Senior Credit Facilities:
Term loan B-1	$1,507,500	$1,736,875
Revolving credit facility	—	—
Notes	650,000	650,000

	2,157,500	2,386,875
Less: current portion	—	17,500

Total	$2,157,500	$2,369,375

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

        We may voluntarily prepay loans or reduce commitments under our Credit Agreement, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty.

        We must make additional prepayments on term loan B-1 with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under our Credit Agreement unless specifically incurred to refinance a portion of our Credit Agreement) and 50% of excess cash flow (such percentage subject to reduction based on achievement of a certain total senior secured leverage ratio), in each case, subject to certain reinvestment rights and other exceptions. We are also required to make prepayments under our revolving credit facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under the revolving credit facility exceeds the aggregate amount of commitments in respect of the revolving credit facility.

        Our obligations under our Credit Agreement are guaranteed by Holdings and each of our current and future direct and indirect subsidiaries other than (i) foreign subsidiaries, (ii) unrestricted subsidiaries, (iii) non-wholly owned subsidiaries, (iv) certain receivables financing subsidiaries, (v) certain immaterial subsidiaries and (vi) certain holding companies of foreign subsidiaries, and are secured by a first lien on substantially all of their assets, including capital stock of subsidiaries (subject to certain exceptions).

        Our Credit Agreement contains customary negative covenants, including, but not limited to, restrictions on our and our restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, amend organizational documents, or change our line of business or fiscal year. We were in compliance with all covenants under the Credit Agreement at March 31, 2012. In addition, our Credit Agreement requires the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

3. Long-Term Debt (Continued)

Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility, including swingline loans and letters of credit. Since the inception of this revolving credit facility, we have not drawn any funds down on this facility. All other financial covenants in the original senior credit facility were removed as part of the Refinancing.

        Our Credit Agreement provides that, upon the occurrence of certain events of default, our obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA/pension plan events, certain change of control events and other customary events of default.

Notes

        On October 1, 2010, NBTY issued $650,000 outstanding notes bearing interest at 9% in a private placement. On August 2, 2011, these privately placed notes were exchanged for substantially identical notes that were registered under the Securities Act of 1933, as amended (the privately placed notes and such registered notes exchanged therefore, the "Notes"). The Notes are senior unsecured obligations and mature on October 1, 2018. Interest on the Notes is paid on April 1 and October 1 of each year, and commenced on April 1, 2011.

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

        The Notes are jointly and severally irrevocably and unconditionally guaranteed by each of our subsidiaries that is a guarantor under the Credit Agreement. The Notes are uncollateralized and rank senior in right of payment to existing and future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment to our and our subsidiary guarantors' senior unsecured debt,

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

3. Long-Term Debt (Continued)

and are effectively junior to any of our or our subsidiary guarantors' secured debt, to the extent of the value of the collateral securing such debt. The Notes contain certain customary covenants including, but not limited to, restrictions on our and our restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, or pay dividends. We were in compliance with all covenants under the Notes at March 31, 2012.

4. Litigation Summary

Stock Purchases

        On May 11, 2010, a putative class-action, captioned John F. Hutchins v. NBTY, Inc., et al, was filed in the United States District Court, Eastern District of New York, against NBTY and certain current and former officers, claiming that the defendants made false material statements, or concealed adverse material facts, for the purpose of causing members of the class to purchase NBTY stock at allegedly artificially inflated prices. An amended complaint, seeking unspecified compensatory damages, attorneys' fees and costs, was served on February 1, 2011. The Company moved to dismiss the amended complaint on March 18, 2011 and that motion was denied on March 6, 2012. Discovery has been initiated. We believe the claims to be without merit and intend to vigorously defend this action. At this time, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of any of the defendants.

Employment Class Actions

        On or about July 7, 2010, a putative class action captioned Hamilton and Taylor v. Vitamin World, Inc. was filed against one of our subsidiaries in the Alameda Superior Court, California. Plaintiffs seek to represent a class of employees in connection with several causes of action alleging, among other things, wage and hour violations. Plaintiffs describe the class as all non-exempt current and former employees of Vitamin World Stores in California. The complaint seeks compensatory damages, statutory penalties, restitution, disgorgement of profits, and attorneys' fees and costs in unidentified amounts. Vitamin World, Inc. has agreed upon a proposed settlement with the plaintiffs, and the parties are preparing settlement documentation to be submitted for court approval providing for payments to the class. Until such settlement is approved and entered by the court, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of the defendant. This proposed settlement is not material.

        On or about April 8, 2010, a putative class action captioned Dirickson v. NBTY Acquisition, LLC, NBTY Manufacturing, LLC, NBTY, Inc., and Volt Management Corporation ("Volt") was filed against the Company and certain subsidiaries in the Superior Court of California, County of Los Angeles. Volt is not related to the Company. Plaintiff seeks to represent a class of employees in connection with several causes of action alleging, among other things, wage and hour violations. The complaint seeks damages on behalf of all non-exempt employees within the State of California who worked for Volt or any of the NBTY entities between April 8, 2006 and April 8, 2010, including compensatory damages, unpaid wages, statutory penalties, restitution, unspecified injunctive relief, unjust enrichment and attorneys'

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

4. Litigation Summary (Continued)

fees and costs in unidentified amounts. The NBTY entities have agreed upon a proposed settlement with the plaintiffs, and submitted a settlement agreement on November 16, 2011 for court approval providing for potential payments to the class. Until such settlement is approved and entered by the court, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of the defendant. The estimated settlement value has been accrued in other liabilities. The estimated settlement value is not material.

Glucosamine-Based Dietary Supplements

        Beginning in June 2011, certain putative class actions have been filed in various jurisdictions against the Company, its subsidiary Rexall Sundown, Inc. ("Rexall"), and/or other companies as to which there may be a duty to defend and indemnify, challenging the marketing of glucosamine-based dietary supplements, under various states' consumer protection statutes. The lawsuits against the Company and its subsidiaries are: Cardenas v. NBTY, Inc. and Rexall Sundown, Inc. (filed June 14, 2011 in the United States District Court for the Eastern District of California, on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus punitive damages and injunctive relief); and Jennings v. Rexall Sundown, Inc. (filed August 22, 2011 in the United States District Court for the District of Massachusetts, on behalf of a putative class of Massachusetts consumers seeking unspecified trebled compensatory damages), as well as other cases in California and Illinois against certain wholesale customers as to which the Company may have certain indemnification obligations. Motions to dismiss have been filed in all of these cases. On April 10, 2012, the motion to dismiss was granted in part and denied in part in the Jennings case and discovery has commenced; all other cases currently remain at the pleading stage. The Company disputes the allegations and intends to vigorously defend these actions. At this time, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of any of the defendants.

Claims in the Ordinary Course

        In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability, false advertising, intellectual property and Proposition 65 claims) arise from time to time in the ordinary course of our business. We believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows, if adversely determined against us.

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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

5. Income Taxes (Continued)

        The effective income tax rates for the three and six months ended March 31, 2012 were 33.0%. Our effective income tax rates for the three and six months ended March 31, 2012 were higher than the prior comparable periods primarily due to certain foreign benefits and other deductions that were higher in proportion to the net tax expense and thus decreased the effective tax rates for the three and six months ended March 31, 2011.

        We accrue interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods. At March 31, 2012, we had $1,435 and $535 accrued for the potential payment of interest and penalties, respectively. As of March 31, 2012, we were subject to U.S. federal income tax examinations for the tax years 2007-2011, and to non-U.S. examinations for the tax years of 2005-2011. In addition, we are generally subject to state and local examinations for fiscal years 2007-2011.

        The Company is under an Internal Revenue Service ("IRS") examination for tax years 2007-2009. Among other issues, the IRS has questioned the values used by the Company to transfer product and provide services to an international subsidiary. The Company believes it has appropriately valued such product transfers and services and intends to continue to support this position.

        At March 31, 2012, we had a liability of $10,987 for unrecognized tax benefits, the recognition of which would have an effect of $8,495 on income tax expense and the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in years beyond 12 months due to uncertainties in the timing of various tax audit outcomes.

6. Comprehensive Income (Loss)

	Three months ended March 31, 2012	Three months ended March 31, 2011	Six months ended March 31, 2012	Six months ended March 31, 2011
Net income (loss), as reported	$34,193	$(20,161)	$61,276	$(83,598)
Foreign currency translation adjustments, net of taxes	30,526	29,520	21,216	16,000
Change in fair value of swaps, net of taxes	(3,797)	(6,408)	(2,942)	(9,996)

Total comprehensive income (loss)	$60,922	$2,951	$79,550	$(77,594)

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

        The following table summarizes liabilities measured at fair value on a recurring basis at March 31, 2012:

	Level 1	Level 2	Level 3
Assets (liabilities):
Current:
Interest rate swaps (included in other current liabilities)	$—	$(8,645)	$—
Cross currency swaps (included in other current liabilities)	$—	$—	$(3,313)
Non-current:
Interest rate swaps (included in other liabilities)	$—	$(7,164)	$—
Cross currency swaps (included in other liabilities)	$—	$—	$(15,276)

        The following table summarizes liabilities measured at fair value on a recurring basis at September 30, 2011:

	Level 1	Level 2	Level 3
Assets (liabilities):
Current:
Interest rate swaps (included in other current liabilities)	$—	$(9,102)	$—
Cross currency swaps (included in other current liabilities)	$—	$—	$(2,160)
Non-current:
Interest rate swaps (included in other liabilities)	$—	$(8,386)	$—
Cross currency swaps (included in other liabilities)	$—	$—	$(8,966)

        The Company's swap contracts are measured at fair value based on a market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Although non-performance risk of the Company and the counterparty is present in all swap contracts and is a component of the estimated fair values, we do not view non-performance risk to be a significant input to the fair value for the interest rate swap contracts. However, with respect to our cross currency swap contracts, we believe that non-performance risk is higher; therefore the Company classifies these swap contracts as "Level 3" in the fair value hierarchy and, accordingly, records estimated fair value adjustments based on internal projections and views of those contracts. The performance risk for the

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Fair Value of Financial Instruments (Continued)

cross currency swap contracts as a percentage of the unadjusted liabilities ranged from 18.4% to 20.9% (19.1% weighted average).

        The following table shows the Level 3 activity related to cross currency swaps for the three and six months ended March 31, 2012 and 2011:

	Three months ended March 31, 2012	Three months ended March 31, 2011	Six months ended March 31, 2012	Six months ended March 31, 2011
Beginning balance:	$(11,267)	$(3,215)	$(11,126)	$—
Unrealized/realized loss on cross currency swaps	(7,322)	(13,122)	(7,463)	(16,337)

Ending balance:	$(18,589)	$(16,337)	$(18,589)	$(16,337)

Interest Rate Swaps

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. During December 2010, we entered into three interest rate swap contracts that were subsequently terminated in connection with the Refinancing, resulting in a termination payment of $1,525. During March 2011, we entered into three interest rate swap contracts to fix the LIBOR indexed interest rates on a portion of our senior credit facilities until the indicated expiration dates of these swap contracts. Each swap contract has an initial notional amount of $333,333 (for a total of one billion dollars), with a fixed interest rate of 1.92% for a four-year term. The notional amount of each swap decreases to $266,666 in December 2012, decreases to $166,666 in December 2013 and has a maturity date of December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior credit facilities are swapped for fixed interest payments. These interest rate swap contracts were designated as a cash flow hedge of the variable interest payments on a portion of our term loan debt. Hedge effectiveness will be assessed based on the overall changes in the fair value of the interest rate swap contracts. Any potential ineffectiveness is measured using the hypothetical derivative method. Any ineffectiveness will be recognized in current earnings. Hedge ineffectiveness from inception to March 31, 2012 was insignificant.

Cross Currency Swaps

        To manage the potential exposure from adverse changes in currency exchange rates, specifically the British pound, arising from our net investment in British pound denominated operations, we entered into three cross currency swap contracts in December 2010. The aggregate notional amount of the swap contracts is £194,200 (approximately $303,000), with a forward rate of 1.565, and a termination date of September 30, 2017.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Fair Value of Financial Instruments (Continued)

        These cross currency contracts were designated as a net investment hedge to the net investment in our British pound denominated operations. Hedge effectiveness is assessed based on the overall changes in the fair value of the cross currency swap contracts. Any potential hedge ineffectiveness is measured using the hypothetical derivative method and is recognized in miscellaneous, net. Hedge ineffectiveness for the three and six months ended March 31, 2012 resulted in an expense of $993 and for the three and six months ended March 31, 2011 was insignificant.

        The following table shows the effect of the Company's derivative instruments designated as cash flow and net investment hedging instruments for the three and six months ended March 31, 2012:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three months ended March 31, 2012	Three months ended March 31, 2012	Six months ended March 31, 2012	Six months ended March 31, 2012
Cash Flow Hedges:
Interest rate swaps	$(2,224)	$(2,319)	$(3,632)	$(4,663)
Net Investment Hedges:
Cross currency swaps	$(3,892)	$—	$(3,973)	$—

Total	$(6,116)	$(2,319)	$(7,605)	$(4,663)

Notes

        The fair value of the Notes, based on then quoted market prices, was $715,000 on March 31, 2012, which is considered to be a Level 2 fair value.

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

        One customer represented 24% and 27% of the Wholesale segment's net sales for the three months ended March 31, 2012 and 2011, respectively. It also represented 14% and 16% of our consolidated net sales for the three months ended March 31, 2012 and 2011, respectively. This customer also represented 24% and 26% of the Wholesale segment's net sales for the six months ended March 31, 2012 and 2011, respectively. It also represented 14% and 16% of our consolidated net sales for the six months ended March 31, 2012 and 2011, respectively. The loss of this customer, or any one of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace that customer.

        The following customers accounted for the following percentages of the Wholesale segment's gross accounts receivable as of March 31, 2012 and September 30, 2011, respectively:

	March 31, 2012	September 30, 2011
Customer A	16%	18%
Customer B	13%	11%
Customer C	8%	10%

9. Related Party Transactions

Consulting Agreement—Carlyle

        In connection with the Acquisition, we entered into a consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. Under this agreement, subject to certain conditions, we expect to pay an annual consulting fee to Carlyle of $3,000; we reimburse them for their out-of-pocket expenses, and we pay them additional fees associated with other future transactions. For the six months ended March 31, 2012 and 2011, these fees totaled $1,500 and are recorded in selling, general and administrative expenses. Carlyle also received a one-time transaction fee of $30,000 upon effectiveness of the Merger. Of this amount, $14,324 was recorded in Merger expenses and $15,676 was included with deferred financing costs.

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

(Unaudited)

(in thousands)

10. Segment Information (Continued)

        All our products fall into one or more of these four segments:

  •
  Wholesale—This segment sells products worldwide under various brand names and third-party private labels, each targeting specific market groups which include virtually all major mass merchandisers, club stores, drug store chains and supermarkets. This segment also sells products to independent pharmacies, health food stores, the military and other retailers.

  •
  European Retail—This segment generates revenue through its 666 Holland & Barrett stores (including seven franchised stores in Singapore, six franchised stores in Cyprus, two franchised stores in Malta and one franchised store in each of South Africa, Hungary and United Arab Emirates), 201 Julian Graves stores and 50 GNC (UK) stores in the U.K., 107 De Tuinen stores (including 10 franchised locations) in the Netherlands and 43 Nature's Way stores in Ireland. Our revenue generated from this segment consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phone.

  •
  North American Retail—This segment generates revenue through its 434 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its Canadian operation of 80 owned and operated Le Naturiste stores.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

10. Segment Information (Continued)

        The following table represents key financial information of our business segments:

	Wholesale	European Retail	Direct Response/ E-Commerce	North American Retail	Corporate/ Manufacturing(1)	Consolidated
Three months ended March 31, 2012:
Net sales	$449,051	$187,217	$71,831	$62,294	$—	$770,393
Income (loss) from operations	45,357	41,529	15,115	4,867	(17,820)	89,048
Depreciation and amortization	9,907	3,980	2,671	1,121	8,646	26,325
Capital expenditures	140	3,395	—	71	5,995	9,601
Three months ended March 31, 2011:
Net sales	$404,104	$179,007	$65,608	$57,823	$—	$706,542
Income (loss) from operations	42,572	29,071	14,156	2,038	(23,319)	64,518
Depreciation and amortization	9,766	4,313	2,652	898	8,035	25,664
Capital expenditures	206	5,676	—	220	10,320	16,422
Six months ended March 31, 2012:
Net sales	$893,423	$365,994	$131,778	$117,873	$—	$1,509,068
Income (loss) from operations	106,312	72,972	26,952	8,484	(37,711)	177,009
Depreciation and amortization	19,815	7,976	5,350	1,929	17,249	52,319
Capital expenditures	501	9,273	—	288	11,613	21,675
Six months ended March 31, 2011:
Net sales	$861,067	$350,556	$125,723	$111,359	$—	$1,448,705
Income (loss) from operations	136,624	57,612	29,056	3,913	(201,537)	25,668
Depreciation and amortization	18,637	7,867	5,326	1,658	17,325	50,813
Capital expenditures	341	11,985	27	781	15,629	28,763

(1)
Income from operations for the six months ended March 31, 2011 included a fair value adjustment to our inventory of $122,104, as well as Merger expenses relating to the Acquisition of $4,991 and $43,865 for the three and six months ended March 31, 2011. There were no Merger expenses recorded after Fiscal 2011.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

10. Segment Information (Continued)

  Total assets by segment:

	March 31, 2012	September 30, 2011
Wholesale	$2,546,822	$2,527,402
European Retail	903,083	883,892
Direct Response / E-Commerce	778,728	781,464
North American Retail	97,933	99,466
Corporate / Manufacturing(1)	625,906	803,332

Consolidated assets	$4,952,472	$5,095,556

(1)
Total assets decreased for the Corporate / Manufacturing segment as a result of the $225,000 prepayment of the term loan B-1.

11. Condensed Consolidating Financial Statements of Guarantors

        The 9% senior notes due 2018 were issued by NBTY and are guaranteed by each of its current and future direct and indirect subsidiaries, subject to certain exceptions. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

  1.
  Condensed consolidating financial statements as of March 31, 2012 and September 30, 2011 and for the three and six months ended March 31, 2012 and 2011 of (a) NBTY, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis; and

  2.
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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet
As of March 31, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$75,223	$2,902	$143,156	$—	$221,281
Accounts receivable, net	—	130,721	33,219	—	163,940
Intercompany	1,306,407	—	146,867	(1,453,274)	—
Inventories	—	541,744	175,274	—	717,018
Deferred income taxes	—	24,194	627	—	24,821
Other current assets	—	26,601	24,461	—	51,062

Total current assets	1,381,630	726,162	523,604	(1,453,274)	1,178,122
Property, plant and equipment, net	44,945	279,577	147,055	—	471,577
Goodwill	—	813,187	407,210	—	1,220,397
Intangible assets, net	—	1,625,632	365,495	—	1,991,127
Other assets	—	91,161	88	—	91,249
Intercompany loan receivable	356,643	40,738	—	(397,381)	—
Investments in subsidiaries	2,767,541	—	—	(2,767,541)	—

Total assets	$4,550,759	$3,576,457	$1,443,452	$(4,618,196)	$4,952,472

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable	—	154,870	51,894	—	206,764
Intercompany	—	1,453,274	—	(1,453,274)	—
Accrued expenses and other current liabilities	8,645	120,851	37,894	—	167,390

Total current liabilities	8,645	1,728,995	89,788	(1,453,274)	374,154
Intercompany loan payable	—	—	397,381	(397,381)	—
Long-term debt, net of current portion	2,157,500	—	—	—	2,157,500
Deferred income taxes	739,604	—	6,069	—	745,673
Other liabilities	27,067	10,422	19,713	—	57,202

Total liabilities	2,932,816	1,739,417	512,951	(1,850,655)	3,334,529
Commitments and contingencies
Stockholders' Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,553,686	352,019	301,271	(653,290)	1,553,686
Retained earnings	83,748	1,485,021	626,598	(2,111,619)	83,748
Accumulated other comprehensive loss	(19,491)	—	2,632	(2,632)	(19,491)

Total stockholders' equity	1,617,943	1,837,040	930,501	(2,767,541)	1,617,943

Total liabilities and stockholders' equity	$4,550,759	$3,576,457	$1,443,452	$(4,618,196)	$4,952,472

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$543,576	$261,682	$(34,865)	$770,393

Costs and expenses:
Cost of sales	—	329,309	117,061	(34,865)	411,505
Advertising, promotion and catalog	—	45,026	6,668	—	51,694
Selling, general and administrative	17,716	109,260	91,170	—	218,146

	17,716	483,595	214,899	(34,865)	681,345

(Loss) income from operations	(17,716)	59,981	46,783	—	89,048

Other income (expense):
Equity in income of subsidiaries	69,637	—	—	(69,637)	—
Intercompany interest	2,818	—	(2,818)	—	—
Interest	(36,697)	—	—	—	(36,697)
Miscellaneous, net	130	(544)	(904)	—	(1,318)

	35,888	(544)	(3,722)	(69,637)	(38,015)

Income (loss) before income taxes	18,172	59,437	43,061	(69,637)	51,033
(Benefit) provision for income taxes	(16,021)	20,804	12,057	—	16,840

Net income (loss)	$34,193	$38,633	$31,004	$(69,637)	$34,193

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$505,557	$233,369	$(32,384)	$706,542

Costs and expenses:
Cost of sales	—	308,944	101,432	(32,384)	377,992
Advertising, promotion and catalog	—	43,177	8,187	—	51,364
Selling, general and administrative	18,284	98,568	90,825	—	207,677
Merger expenses	4,983	—	8	—	4,991

	23,267	450,689	200,452	(32,384)	642,024

(Loss) income from operations	(23,267)	54,868	32,917	—	64,518

Other income (expense):
Equity in income of subsidiaries	57,701	—	—	(57,701)	—
Intercompany interest	2,574	—	(2,574)	—	—
Interest	(70,184)	—	(4)	—	(70,188)
Miscellaneous, net	101	2,060	(1,592)	—	569

	(9,808)	2,060	(4,170)	(57,701)	(69,619)

(Loss) income before income taxes	(33,075)	56,928	28,747	(57,701)	(5,101)
(Benefit) provision for income taxes	(12,915)	19,926	8,049	—	15,060

Net (loss) income	$(20,160)	$37,002	$20,698	$(57,701)	$(20,161)

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Income
Six Months Ended March 31, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,065,701	$507,534	$(64,167)	$1,509,068

Costs and expenses:
Cost of sales	—	647,542	227,838	(64,167)	811,213
Advertising, promotion and catalog	—	74,000	14,842	—	88,842
Selling, general and administrative	37,538	211,450	183,016	—	432,004

	37,538	932,992	425,696	(64,167)	1,332,059

(Loss) income from operations	(37,538)	132,709	81,838	—	177,009

Other income (expense):
Equity in income of subsidiaries	141,102	—	—	(141,102)	—
Intercompany interest	5,604	—	(5,604)	—	—
Interest	(85,896)	—	—	—	(85,896)
Miscellaneous, net	226	1,900	(1,783)	—	343

	61,036	1,900	(7,387)	(141,102)	(85,553)

Income (loss) before income taxes	23,498	134,609	74,451	(141,102)	91,456
(Benefit) provision for income taxes	(37,778)	47,112	20,846	—	30,180

Net income (loss)	$61,276	$87,497	$53,605	$(141,102)	$61,276

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Income
Six Months Ended March 31, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,049,016	$456,393	$(56,704)	$1,448,705

Costs and expenses:
Cost of sales	—	707,101	237,660	(56,704)	888,057
Advertising, promotion and catalog	—	65,212	14,840	—	80,052
Selling, general and administrative	35,526	198,518	177,019	—	411,063
Merger expenses	43,857	—	8	—	43,865

	79,383	970,831	429,527	(56,704)	1,423,037

(Loss) income from operations	(79,383)	78,185	26,866	—	25,668

Other income (expense):
Equity in income of subsidiaries	67,761	—	—	(67,761)	—
Intercompany interest	5,169	—	(5,169)	—	—
Interest	(116,773)	—	(15)	—	(116,788)
Miscellaneous, net	62	3,588	(1,392)	—	2,258

	(43,781)	3,588	(6,576)	(67,761)	(114,530)

(Loss) income before income taxes	(123,164)	81,773	20,290	(67,761)	(88,862)
(Benefit) provision for income taxes	(39,566)	28,621	5,681	—	(5,264)

Net (loss) income	$(83,598)	$53,152	$14,609	$(67,761)	$(83,598)

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$44,506	$13,075	$17,886	$—	$75,467

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,006)	(13,461)	(7,208)	—	(21,675)

Net cash used in investing activities	(1,006)	(13,461)	(7,208)	—	(21,675)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(229,375)	—	—	—	(229,375)

Net cash used in financing activities	(229,375)	—	—	—	(229,375)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,458	—	2,458

Net (decrease) increase in cash and cash equivalents	(185,875)	(386)	13,136	—	(173,125)
Cash and cash equivalents at beginning of period	261,098	3,288	130,020	—	394,406

Cash and cash equivalents at end of period	$75,223	$2,902	$143,156	$—	$221,281

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(121,918)	$171,264	$33,453	$—	$82,799

Cash flows from investing activities:
Intercompany accounts	150,115	(153,592)	3,477	—	—
Purchase of property, plant and equipment	(1,037)	(14,382)	(13,344)	—	(28,763)
Cash paid for acquisitions, net of cash acquired	(3,982,431)	(3,197)	—		(3,985,628)

Net cash used in investing activities	(3,833,353)	(171,171)	(9,867)	—	(4,014,391)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(4,375)	(429)	(274)	—	(5,078)
Payments for financing fees	(138,227)	—	—	—	(138,227)
Proceeds from borrowings	2,400,000	—	—	—	2,400,000
Capital contribution	1,550,400	—	—	—	1,550,400

Net cash provided by (used in) financing activities	3,807,798	(429)	(274)	—	3,807,095

Effect of exchange rate changes on cash and cash equivalents	—	336	1,662	—	1,998

Net (decrease) increase in cash and cash equivalents	(147,473)	—	24,974	—	(122,499)
Cash and cash equivalents at beginning of period	281,457	—	65,026	—	346,483

Cash and cash equivalents at end of period	$133,984	$—	$90,000	$—	$223,984

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

  •
  loss of significant customers;

  •
  compliance with new and existing federal, state, local or foreign legislation or regulation including, in particular, Good Manufacturing Practices in the United States, the Food Supplements Directive and Traditional Herbal Medicinal Products Directive in Europe, as well as greater enforcement by federal, state, local or foreign governmental entities, and/or adverse determinations by regulators anywhere in the world (including the banning of products);

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

        The statements in the following discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading, "Risk Factors,"in our 2011 Annual Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the condensed consolidated financial statements, including the related notes, contained elsewhere herein and with the 2011 Annual Report. All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. All dollar values in this section, unless otherwise noted, are denoted in thousands. Numerical figures have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

Executive Summary

        We are the leading global vertically integrated manufacturer, distributor and retailer of a broad line of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. We currently market approximately 25,000 SKUs, including numerous private-label and owned brands, such as Nature's Bounty®, Ester-C®, Solgar®, MET-Rx®, American Health®,

Osteo Bi-Flex®, Flex-A-Min®, SISU®, Knox®, Sundown®, Rexall®, Pure Protein®, Body Fortress®, Worldwide Sport Nutrition®, Natural Wealth®, Puritan's Pride®, Holland & Barrett®, GNC (UK)®, Physiologics®, Le Naturiste®, De Tuinen®, Julian Graves® and Vitamin World®. Our vertical integration includes purchasing raw materials and formulating and manufacturing products, which we then market through the following four channels of distribution:

  •
  Wholesale—This segment sells products worldwide under various brand names and third-party private labels, each targeting specific market groups which include virtually all major mass merchandisers, club stores, drug store chains and supermarkets. This segment also sells products to independent pharmacies, health food stores, the military and other retailers.

  •
  European Retail—This segment generates revenue through its 666 Holland & Barrett stores (including seven franchised stores in Singapore, six franchised stores in Cyprus, two franchised stores in Malta and one franchised store in each of South Africa, Hungary and United Arab Emirates), 201 Julian Graves stores and 50 GNC (UK) stores in the U.K., 107 De Tuinen stores (including 10 franchised locations) in the Netherlands and 43 Nature's Way stores in Ireland. Our revenue generated from this segment consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the internet. Catalogs are strategically mailed to customers who order by mail, internet, or phone.

  •
  North American Retail—This segment generates revenue through its 434 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its Canadian operation of 80 owned and operated Le Naturiste stores.

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

        As a result of the Acquisition and the application of purchase accounting, our assets and liabilities were adjusted to their fair market values as of October 1, 2010, the Closing Date, which impacts the comparability of our results. Specifically, our cost of sales increased due to the increased carrying value of our inventory. In addition, we incurred certain Acquisition related expenses during the six months ended March 31, 2011.

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011:

  Net Sales

        Net sales by segment for the three months ended March 31, 2012 as compared with the prior comparable period were as follows:

	Three months ended March 31, 2012		Three months ended March 31, 2011
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale	$449,051	58.3%	$404,104	57.2%	$44,947	11.1%
European Retail	187,217	24.3%	179,007	25.3%	8,210	4.6%
Direct Response / E-Commerce	71,831	9.3%	65,608	9.3%	6,223	9.5%
North American Retail	62,294	8.1%	57,823	8.2%	4,471	7.7%

Net sales	$770,393	100.0%	$706,542	100.0%	$63,851	9.0%

Wholesale

        Net sales for the Wholesale segment increased $44,947, or 11.1%, to $449,051 for the three months ended March 31, 2012, as compared to the prior comparable period. This increase is due to higher net sales of our branded products of $54,976 for the three months ended March 31, 2012, as compared to the prior comparable period. This increase is partially offset by $10,029 lower net sales of private label products as a result of the highly competitive environment in the private label business and the loss of certain contract manufacturing agreements.

        We continue to adjust shelf space allocation among our numerous wholesale brands to provide the best overall product mix and to respond to changing market conditions. Wholesale continues to leverage valuable consumer sales information obtained from our North American Retail and Direct Response/E-Commerce operations to provide its mass-market customers with data and analyses to drive mass market sales.

        We use targeted promotions to grow overall sales. Promotional programs and rebates were 15.3% of sales for the three months ended March 31, 2012, as compared to 14.8% of sales for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were 1.1% and 2.1% of sales for the three months ended March 31, 2012 and 2011, respectively. Product returns for the three months ended March 31, 2012 and 2011 are primarily attributable to returns in the ordinary course of business. We expect returns relating to normal operations to trend between 1% to 2% of Wholesale sales in future quarters.

        One customer represented 24% and 27% of the Wholesale segment's net sales for the three months ended March 31, 2012 and 2011, respectively. It also represented 14% and 16% of our consolidated net sales for the three months ended March 31, 2012 and 2011, respectively. The loss of this customer, or any one of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace that customer.

  European Retail

        Net sales for the European Retail segment increased $8,210, or 4.6%, to $187,217 for the three months ended March 31, 2012, as compared to the prior comparable period. This increase is attributable to increased prices and successful store promotions, which were partially offset by the average exchange rate in the British pound decreasing 1.9% as compared to the prior comparable period. In local currency, net sales increased 6.6% and same store sales growth was 4.4% as compared to the prior comparable period.

        The following is a summary of European Retail store activity for the three months ended March 31, 2012 and 2011:

European Retail stores:	Three months ended March 31, 2012	Three months ended March 31, 2011
Company-owned stores
Open at beginning of the period	1,038	1,048
Opened during the period	6	10
Closed during the period	(5)	(6)

Open at end of the period	1,039	1,052

Franchised stores
Open at beginning of the period	28	23
Opened during the period	—	4
Closed during the period	—	(1)

Open at end of the period	28	26

Total company-owned and franchised stores
Open at beginning of the period	1,066	1,071
Opened during the period	6	14
Closed during the period	(5)	(7)

Open at end of the period	1,067	1,078

  Direct Response / E-Commerce

        Net sales for the Direct Response/E-Commerce segment increased $6,223, or 9.5%, for the three months ended March 31, 2012, as compared to the prior comparable period. E-Commerce net sales comprised 64% of total Direct Response/E-Commerce net sales for the three months ended March 31, 2012 as compared to 62% in the prior comparable period. We believe that we remain the vitamin and nutritional supplements leader in the direct response and e-commerce sectors, and we continue to increase the number of products available via our catalog and websites.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical results reflect this pattern and therefore we believe this division should be analyzed on an annual, and not a quarterly, basis.

  North American Retail

        Net sales for the North American Retail segment increased $4,471, or 7.7%, to $62,294 for the three months ended March 31, 2012, as compared to the prior comparable period. Same store sales growth was 10.0% primarily due to the continued benefit from price increases and store promotions.

        The following is a summary of North American Retail store activity for the three months ended March 31, 2012 and 2011:

North American Retail stores:	Three months ended March 31, 2012	Three months ended March 31, 2011
Vitamin World
Open at beginning of the period	440	457
Opened during the period	—	—
Closed during the period	(6)	(11)

Open at end of the period	434	446

Le Naturiste
Open at beginning of the period	80	81
Opened during the period	—	—
Closed during the period	—	—

Open at end of the period	80	81

Total North American Retail
Open at beginning of the period	520	538
Opened during the period	—	—
Closed during the period	(6)	(11)

Open at end of the period	514	527

  Cost of Sales

        Cost of sales for the three months ended March 31, 2012, as compared with the prior comparable period, was as follows:

	Three months ended March 31, 2012	Three months ended March 31, 2011	$ change	% change
Cost of sales	$411,505	$377,992	$33,513	8.9%
Percentage of net sales	53.4%	53.5%

        The cost of sales as a percentage of net sales remained consistent at 53.4% as of the three months ended March 31, 2012 compared to 53.5% for the prior comparable period. Cost of sales as a percentage of net sales has fluctuated in the past, in part due to competitive pressures in the private label business. To address this fluctuation, we continuously seek to implement improvements in our supply chain, and are also increasing our focus on branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses for the three months ended March 31, 2012, as compared with the prior comparable period, were as follows:

	Three months ended March 31, 2012	Three months ended March 31, 2011	$ change	% change
Advertising, promotion and catalog	$51,694	$51,364	$330	0.6%
Percentage of net sales	6.7%	7.3%

        Advertising, promotion and catalog expense decreased as a percentage of net sales as we are benefiting from previous advertising campaigns while we continue to increase brand awareness across various platforms such as television, print media and website and internet search engine advertising.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2012, as compared with the prior comparable period were as follows:

	Three months ended March 31, 2012	Three months ended March 31, 2011	$ change	% change
Selling, general and administrative	$218,146	$207,677	$10,469	5.0%
Percentage of net sales	28.3%	29.4%

        The SG&A increase of $10,469 for the three months ended March 31, 2012, as compared to the prior comparable period, is due to $3,635 of increased salary costs primarily due to higher salaries to existing associates; $3,119 of increased freight costs primarily due to higher volume as well as increased fuel surcharges; and a $3,412 increase in consulting fees.

  Merger Expenses

        Merger expenses for the three months ended March 31, 2011 of $4,991 related to the completion of the Acquisition. There were no Merger expenses for the three months ended March 31, 2012.

  Income from Operations

        Income from operations for the three months ended March 31, 2012 as compared to the prior comparable period were as follows:

	Three months ended March 31, 2012	Three months ended March 31, 2011	$ change	% change
Wholesale	$45,357	$42,572	$2,785	6.5%
European Retail	41,529	29,071	12,458	42.9%
Direct Response/E-Commerce	15,115	14,156	959	6.8%
North American Retail	4,867	2,038	2,829	138.8%
Corporate	(17,820)	(23,319)	5,499	23.6%

Total	$89,048	$64,518	$24,530	38.0%

Percentage of net sales	11.6%	9.1%

        The increase in the Wholesale segment's income from operations was primarily due to the increase in net sales. The increase in the European Retail segment's income from operations was the result of higher sales volume and higher profit margins due to increased prices and promotions. In addition, the European Retail segment's income from operations was adversely impacted by a 1.9% decrease in the average currency exchange rate (British pound to the U.S. dollar) as compared to the prior comparable period. The Direct Response/E-Commerce segment's income from operations increased due to higher sales as a result of successful promotional activity. The increase in the North American Retail segment's income from operations reflects the benefit from price increases as well as promotions. The decrease in the Corporate segment loss from operations was primarily caused by non-recurring costs in the prior period as a result of the Merger relating to certain non-recurring legal and other professional advisory fees.

  Interest Expense

        Interest expense for the three months ended March 31, 2012 decreased from the prior comparable period due to the prepayment of $225,000 of our term loan B-1 as well as the refinancing of our senior credit facilities in the prior comparable period which resulted in a write-off of deferred financing costs of $20,823. In addition, $2,394 of the call premium on the term loan B and termination costs on the interest rate swap contracts of $1,525 were expensed in the prior comparable period.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended March 31, 2012 was 33.0%. The effective income tax rate was higher for the three months ended March 31, 2012 primarily due to certain foreign benefits and other deductions that were higher in proportion to the net tax expense and thus decreased the effective tax rate for the three months ended March 31, 2011.

Six Months Ended March 31, 2012 Compared to the Six Months Ended March 31, 2011:

  Net Sales

        Net sales by segment for the six months ended March 31, 2012, as compared with the prior comparable period were as follows:

	Six months ended March 31, 2012		Six months ended March 31, 2011
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale	$893,422	59.2%	$861,067	59.4%	$32,355	3.8%
European Retail	365,994	24.3%	350,556	24.2%	15,438	4.4%
Direct Response/E-Commerce	131,779	8.7%	125,723	8.7%	6,056	4.8%
North American Retail	117,873	7.8%	111,359	7.7%	6,514	5.8%

Net sales	$1,509,068	100.0%	$1,448,705	100.0%	$60,363	4.2%

Wholesale

        Net sales for the Wholesale segment increased $32,355, or 3.8%, to $893,422 for the six months ended March 31, 2012, as compared to the prior comparable period. This increase is due to higher net sales of our branded products of $78,879 for the six months ended March 31, 2012, as compared to the prior comparable period. This increase was partially offset by $46,524 lower net sales of private label products as a result of the highly competitive environment in the private label business and from the loss of certain contract manufacturing agreements.

        We continue to adjust shelf space allocation among our numerous wholesale brands to provide the best overall product mix and to respond to changing market conditions. The Wholesale segment continues to leverage valuable consumer sales information obtained from our North American Retail and Direct Response/E-Commerce operations to provide its mass-market customers with data and analyses to drive mass market sales.

        We use targeted promotions to grow overall sales. Promotional programs and rebates were 14.6% of sales for the six months ended March 31, 2012, as compared to 13.6% of sales for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were 1.4% and 1.6% of sales for the six months ended March 31, 2012 and 2011, respectively. Product returns for the six months ended March 31, 2012 and 2011 are primarily attributable to returns in the ordinary course of business. We expect returns relating to normal operations to trend between 1% to 2% of Wholesale sales in future quarters.

        One customer represented 24% and 26% of the Wholesale segment's net sales for the six months ended March 31, 2012 and 2011, respectively. It also represented 14% and 16% of our consolidated net sales for the six months ended March 31, 2012 and 2011, respectively. The loss of this customer, or any one of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace that customer.

  European Retail

        Net sales for the European Retail segment increased $15,438, or 4.4%, to $365,994 for the six months ended March 31, 2012, as compared to the prior comparable period. This increase is attributable to increased prices and successful store promotions. In addition, the average exchange rate in the British pound decreased 1.2% as compared to the prior comparable period. In local currency, net sales increased 5.7% and sales for stores open more than one year (same store sales) increased 3.9% as compared to the prior comparable period.

        The following is a summary of European Retail store activity for the six months ended March 31, 2012 and 2011:

European Retail stores:	Six months ended March 31, 2012	Six months ended March 31, 2011
Company-owned stores
Open at beginning of the period	1,040	1,035
Opened during the period	11	23
Closed during the period	(12)	(6)

Open at end of the period	1,039	1,052

Franchised stores
Open at beginning of the period	28	22
Opened during the period	—	6
Closed during the period	—	(2)

Open at end of the period	28	26

Total company-owned and franchised stores
Open at beginning of the period	1,068	1,057
Opened during the period	11	29
Closed during the period	(12)	(8)

Open at end of the period	1,067	1,078

  Direct Response / E-Commerce

        Net sales in the Direct Response/E-Commerce segment increased $6,056, or 4.8%, for the six months ended March 31, 2012, as compared to the prior comparable period. E-Commerce net sales comprised 64% of total segment net sales for the six months ended March 31, 2012 as compared to 59% in the prior comparable period. We believe that we are the vitamin and nutritional supplements leader in the direct response and e-commerce sectors, and we continue to increase the number of products available via our catalog and websites.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical results reflect this pattern and therefore we believe this division should be analyzed on an annual, and not a quarterly, basis.

  North American Retail

        Net sales for the North American Retail segment increased $6,514, or 5.8%, to $117,873 for the six months ended March 31, 2012, as compared to the prior comparable period. Same store sales growth was 8.0% primarily due to the continued benefit from successful store promotions and price increases.

        The following is a summary of North American Retail store activity for the six months ended March 31, 2012 and 2011:

North American Retail stores:	Six months ended March 31, 2012	Six months ended March 31, 2011
Vitamin World
Open at beginning of the period	443	457
Opened during the period	—	2
Closed during the period	(9)	(13)

Open at end of the period	434	446

Le Naturiste
Open at beginning of the period	80	81
Opened during the period	—	—
Closed during the period	—	—

Open at end of the period	80	81

Total North American Retail
Open at beginning of the period	523	538
Opened during the period	—	2
Closed during the period	(9)	(13)

Open at end of the period	514	527

  Cost of Sales

        Cost of sales for the six months ended March 31, 2012 as compared with the prior comparable period was as follows:

	Six months ended March 31, 2012	Six months ended March 31, 2011	$ change	% change
Cost of sales	$811,213	$888,057	$(76,844)	-8.7%
Percentage of net sales	53.8%	61.3%

        The decrease in cost of sales as a percentage of net sales is primarily attributable to an adjustment in the quarter ended December 31, 2011 of $122,104 to acquired inventory to its fair value as required under purchase accounting in connection with the Merger. Excluding the impact of this adjustment, cost of sales as a percentage of net sales is up .9%. This increase is due to higher costs of certain raw materials, partially offset by the impact of having a higher proportion of branded product sales in the current period than in the prior comparable period.

        Cost of sales as a percentage of net sales has fluctuated in the past, in part due to competitive pressures in the private label business. To address this fluctuation, we continuously seek to implement improvements in our supply chain, and are also increasing our focus on branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses for the six months ended March 31, 2012, as compared with the prior comparable period were as follows:

	Six months ended March 31, 2012	Six months ended March 31, 2011	$ change	% change
Advertising, promotion and catalog	$88,842	$80,052	$8,790	11.0%
Percentage of net sales	5.9%	5.5%

        The $8,790, or 11.0%, increase in advertising, promotion and catalog expense as compared to the prior comparable period primarily related to our Wholesale segment as we continue to increase brand awareness across various platforms such as television, print media and website and internet search engine advertising.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") for the six months ended March 31, 2012, as compared with the prior comparable period were as follows:

	Six months ended March 31, 2012	Six months ended March 31, 2011	$ change	% change
Selling, general and administrative	$432,004	$411,063	$20,941	5.1%
Percentage of net sales	28.6%	28.4%

        The SG&A increase of $20,941 for the six months ended March 31, 2012, as compared to the prior comparable period, is due to $7,684 of increased salary costs primarily due to higher salaries to existing associates; $3,479 of increased freight costs primarily due to higher volume as well as increased fuel surcharges; and a $7,217 increase in consulting fees.

  Merger Expenses

        Merger expenses for the six months ended March 31, 2011 consisted of $15,660 in bank financing costs associated with an unused bridge loan, $14,324 for a portion of the transaction fee paid to Carlyle, $6,929 for an employment agreement termination payment due to a former executive officer and $6,952 of merger related costs. There were no Merger expenses for the six months ended March 31, 2012.

  Income from Operations

        Income from operations for the six months ended March 31, 2012 as compared to the prior comparable period were as follows:

	Six months ended March 31, 2012	Six months ended March 31, 2011	$ change	% change
Wholesale	$106,313	$136,624	$(30,311)	-22.2%
European Retail	72,972	57,612	15,360	26.7%
Direct Response/E-Commerce	26,952	29,056	(2,104)	-7.2%
North American Retail	8,484	3,913	4,571	116.8%
Corporate	(37,712)	(201,537)	163,825	81.3%

Net sales Total	$177,009	$25,668	$151,341	589.6%

Percentage of net sales	11.7%	1.8%

        The decrease in the Wholesale segment's income from operations was primarily due to an increase in certain raw material costs, increased advertising expense to increase brand awareness, and increased SG&A expenses. The increase in the European Retail segment's income from operations was the result of higher sales volume and higher profit margins due to increased prices. In addition, the European Retail segment's income from operations was adversely impacted by a 1.2% decrease in the average currency exchange rate (British pound to the U.S. dollar) as compared to the prior comparable period. The decrease in the Direct Response/E-Commerce segment's income from operations was primarily due to higher product and advertising costs as well as increased SG&A costs. The increase in the North American Retail segment's income from operations reflects the continued benefit from price increases and promotions. The decrease in the Corporate segment loss from operations was primarily caused by non-recurring costs in the prior period as a result of the Merger relating to an inventory adjustment to fair value, as well as certain non-recurring legal and other professional advisory fees.

  Interest Expense

        Interest expense for the six months ended March 31, 2012 decreased from the prior comparable period due to the prepayment of $225,000 of our term loan B-1 as well as the refinancing of our senior credit facilities in the prior comparable period which resulted in a write-off of deferred financing costs of $20,824. In addition, $2,394 of the call premium on the term loan B and termination costs on the interest rate swap contracts of $1,525 were expensed in the prior comparable period as well. This was partially offset by the write-off of deferred financing costs of $9,289 associated with the prepayment of $225,000 of our term loan B-1.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the six months ended March 31, 2012 was 33.0%. The effective income tax rate was higher for the six months ended March 31, 2012 primarily due to certain foreign benefits and other deductions that were higher in proportion to the net tax expense and thus decreased the effective tax rate for the six months ended March 31, 2011.

Liquidity and Capital Resources

        Our primary sources of liquidity and capital resources are cash generated from operations and funds available under our revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources of funds.

        On the Closing Date, we entered into senior credit facilities totaling $2,000,000, consisting of $1,750,000 term loan facilities and a $250,000 revolving credit facility. In addition, we issued $650,000 of Notes with an interest rate of 9% and a maturity date of October 1, 2018.

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

        We must make prepayments on term loan B-1 with the net cash proceeds of certain asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under our senior credit facilities unless specifically incurred to refinance a portion of our senior credit facilities) and 50% of excess cash flow (such percentage subject to reduction based on achievement of specified total senior secured leverage ratios), in each case, subject to certain reinvestment rights and other exceptions. We are also required to make prepayments under our revolving credit facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under the revolving credit facility exceeds the aggregate amount of commitments in respect of the revolving credit facility.

        In addition, the terms of the Refinancing require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility (including swingline loans and letters of credit). During the six months ended March 31, 2012, no amounts were outstanding under the revolving credit facility. All other financial covenants required by the senior secured credit facilities were removed as part of the Refinancing.

        The indenture governing the Notes and the Credit Agreement contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to:

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

        We expect our fiscal 2012 capital expenditures to be in excess of recent periods due to our increased investments in our business.

        The following table sets forth, for the periods indicated, cash balances and working capital:

	As of March 31, 2012	As of September 30, 2011
Cash and cash equivalents	$221,281	$394,406
Working capital (including cash and cash equivalents)	$803,968	$899,698

        The following table sets forth, for the periods indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	For the six months ended March 31, 2012	For the six months ended March 31, 2011
Cash flow provided by operating activities	$75,467	$82,799
Cash flow used in investing activities	$(21,675)	$(4,014,391)
Cash flow (used in) provided by financing activities	$(229,375)	$3,807,095
Inventory turnover	2.4	2.3
Days sales (Wholesale) outstanding in accounts receivable	31	30

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

        The decrease in working capital of $95,730 at March 31, 2012 as compared to September 30, 2011 was primarily due to the debt prepayment of $225,000 partially offset by cash flows from operations.

        Cash provided by operating activities during the six months ended March 31, 2012 and 2011 was mainly attributable to income from operations and increased accounts payable, partially offset by increases in inventory and accounts receivable and decreases in accrued expenses and other liabilities.

        During the six months ended March 31, 2012, cash flows used in investing activities consisted of cash paid for the purchases of property, plant and equipment. During the six months ended March 31, 2011, cash flows used in investing activities consisted of cash paid for the purchases of property, plant and equipment and the impact of the Transactions.

        For the six months ended March 31, 2012, cash flows used in financing activities related to prepayment of principal payments on term loan B-1. During the six months ended March 31, 2011, cash flows provided by financing activities included the impact of the Transactions.

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

        In evaluating Consolidated EBITDA, it should be noted that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of Consolidated EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

        The following table reconciles net income (loss) to EBITDA and Consolidated EBITDA (as defined in our senior credit facilities) for the three and six months ended March 31, 2012 and 2011:

	Three months ended March 31, 2012	Three months ended March 31, 2011	Six months ended March 31, 2012	Six months ended March 31, 2011
Net income (loss)	$34,193	$(20,161)	$61,276	$(83,598)
Interest expense	36,697	70,188	85,896	116,788
Income tax	16,840	15,060	30,180	(5,264)
Depreciation and amortization	26,325	25,664	52,319	50,813

EBITDA	114,055	90,751	229,671	78,739
Severance costs(a)	1,139	1,012	1,449	1,611
Stock-based compensation(b)	618	532	1,499	686
Management fee(c)	750	750	1,500	1,500
Merger related costs(d)	—	4,991	—	43,865
Inventory fair value adjustment(e)	—	—	—	122,104
Pro forma cost savings(f)	7,076	—	14,152	—
Other non-recurring items(g)	7,181	2,266	12,513	2,919

Consolidated EBITDA	$130,819	$100,302	$260,784	$251,424

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

(f)
Reflects three and six months, respectively of prospective savings in accordance with the Credit Agreement; specifically, the amount of cost savings expected to be realized from operating expense reductions and other operating improvements as a result of specified actions taken or initiated, less the amount of any actual cost savings realized during the period.

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

Foreign Currency

        Approximately 33% and 32% of our net sales during the six months ended March 31, 2012 and 2011, respectively, were denominated in currencies other than U.S. dollars, principally British pounds and to a lesser extent euros, Canadian dollars and Chinese yuan. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on us, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	March 31, 2012	September 30, 2011
Total Assets	26%	24%
Total Liabilities	3%	4%

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. dollars. This process results in exchange rate gains and losses, which are included as a separate component of stockholders' equity under the caption "Accumulated other comprehensive loss."

        During the six months ended March 31, 2012 and 2011, translation (losses) gains of ($21,216) and $16,000, respectively, were included in determining other comprehensive income. Cumulative translation (losses) gains of approximately ($1,020) and $20,196 were included as part of accumulated other comprehensive income within the consolidated balance sheet at March 31, 2012 and September 30, 2011, respectively.

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

Critical Accounting Policies and Estimates

        We describe our significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements included in our 2011 Annual Report. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the same 2011 Annual Report. There have been no significant changes in our significant accounting policies or critical accounting estimates since September 30, 2011.

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

        We have subsidiaries whose operations are denominated in foreign currencies (primarily the British pound, the euro, the Canadian dollar and the Chinese yuan). We consolidate the earnings of our international subsidiaries by translating them into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the remeasurement of these foreign currency denominated transactions results in increased net sales, operating expenses and net income. Similarly, our net sales, operating expenses and net income would decrease if the U.S. dollar strengthens against foreign currencies.

        To manage the potential exposure from adverse changes in currency exchange rates, specifically the British pound, arising from our net investment in British pound denominated operations, on December 16, 2010, we entered into three cross currency swap contracts. The aggregate notional amount of the swap contracts is £194,200 (approximately $303,000), with a forward rate of 1.565, and a termination date of September 30, 2017.

        Net sales denominated in foreign currencies were approximately $493,144, or 32.7% of total net sales, for the six months ended March 31, 2012. A majority of our foreign currency exposure is denominated in British pounds and Canadian dollars. For the six months ended March 31, 2012, as compared to the prior comparable period, the British pound decreased 1.23% as compared to the U.S. dollar and the Canadian dollar decreased 1.28% as compared to the U.S. dollar. The combined effect of the changes in these currency rates resulted in a decrease of $5,165 in net sales and a decrease of $915 in operating income.

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

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. Assuming our senior credit facilities are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on our senior credit facilities by approximately $884 per year.

 NBTY, Inc.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2012, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NBTY, Inc.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
(Dollar amounts in thousands)

Stock Purchases

        On May 11, 2010, a putative class-action, captioned John F. Hutchins v. NBTY, Inc., et al, was filed in the United States District Court, Eastern District of New York, against NBTY and certain current and former officers, claiming that the defendants made false material statements, or concealed adverse material facts, for the purpose of causing members of the class to purchase NBTY stock at allegedly artificially inflated prices. An amended complaint, seeking unspecified compensatory damages, attorneys' fees and costs, was served on February 1, 2011. The Company moved to dismiss the amended complaint on March 18, 2011 and that motion was denied on March 6, 2012. Discovery has been initiated. We believe the claims to be without merit and intend to vigorously defend this action. At this time, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of any of the defendants.

Employment Class Actions

        On or about July 7, 2010, a putative class action captioned Hamilton and Taylor v. Vitamin World, Inc. was filed against one of our subsidiaries in the Alameda Superior Court, California. Plaintiffs seek to represent a class of employees in connection with several causes of action alleging, among other things, wage and hour violations. Plaintiffs describe the class as all non-exempt current and former employees of Vitamin World Stores in California. The complaint seeks compensatory damages, statutory penalties, restitution, disgorgement of profits, and attorneys' fees and costs in unidentified amounts. Vitamin World, Inc. has agreed upon a proposed settlement with the plaintiffs, and the parties are preparing settlement documentation to be submitted for court approval providing for payments to the class. Until such settlement is approved and entered by the court, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of the defendant. This proposed settlement is not material.

        On or about April 8, 2010, a putative class action captioned Dirickson v. NBTY Acquisition, LLC, NBTY Manufacturing, LLC, NBTY, Inc., and Volt Management Corporation ("Volt") was filed against the Company and certain subsidiaries in the Superior Court of California, County of Los Angeles. Volt is not related to the Company. Plaintiff seeks to represent a class of employees in connection with several causes of action alleging, among other things, wage and hour violations. The complaint seeks damages on behalf of all non-exempt employees within the State of California who worked for Volt or any of the NBTY entities between April 8, 2006 and April 8, 2010, including compensatory damages, unpaid wages, statutory penalties, restitution, unspecified injunctive relief, unjust enrichment and attorneys' fees and costs in unidentified amounts. The NBTY entities have agreed upon a proposed settlement with the plaintiffs, and submitted a settlement agreement on November 16, 2011for court approval providing for potential payments to the class. Until such settlement is approved and entered by the court, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of the defendant. The estimated settlement value is not material.

Glucosamine-Based Dietary Supplements

        Beginning in June 2011, certain putative class actions have been filed in various jurisdictions against the Company, its subsidiary Rexall Sundown, Inc. ("Rexall"), and/or other companies as to which there may be a duty to defend and indemnify, challenging the marketing of glucosamine-based dietary supplements, under various states' consumer protection statutes. The lawsuits against the Company and its subsidiaries are: Cardenas v. NBTY, Inc. and Rexall Sundown, Inc. (filed June 14, 2011 in the United States District Court for the Eastern District of California, on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus punitive damages and injunctive relief); and Jennings v. Rexall Sundown, Inc. (filed August 22, 2011 in the United States District Court for the District of Massachusetts, on behalf of a putative class of Massachusetts consumers seeking unspecified trebled compensatory damages), as well as other cases in California and Illinois against certain wholesale customers as to which the Company may have certain indemnification obligations. Motions to dismiss have been filed in all of these cases. On April 10, 2012, the motion to dismiss was granted in part and denied in part in the Jennings case and discovery has commenced; all other cases currently remain at the pleading stage. The Company disputes the allegations and intends to vigorously defend these actions. At this time, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of any of the defendants.

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

 NBTY, Inc.
Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated July 15, 2010, among NBTY, Inc., Alphabet Holding Company, Inc. and Alphabet Merger Sub, Inc.(1)
3.1	Amended and Restated Certificate of Incorporation of NBTY, Inc.(2)
3.2	Second Amended and Restated By-Laws of NBTY, Inc.(3)
4.1	Indenture, dated as of October 1, 2010, among NBTY, Inc., certain of its guarantor subsidiaries named therein, and The Bank of New York Mellon, as trustee, governing the 9% Senior Notes due 2018.(4)
4.2	First Supplemental Indenture, dated May 3, 2011, among NBTY, Inc., NBTY Florida, Inc. and The Bank of New York Mellon.(5)
4.3
Registration Rights Agreement, dated October 1, 2010, by and among Alphabet Merger Sub, Inc., NBTY, Inc., the Guarantors party thereto, Banc of America Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC.(6)
4.4	Form of 9% Senior Notes due 2018 (included as Exhibit A to Exhibit 4.1).
10.28	Form of Employment Agreement dated February 29, 2012, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Katia Facchetti.*
10.29	Form of Employment Agreement dated March 2, 2012, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Christopher S. Brennan.*
31.1	Rule 13a-14(a) Certification of Principal Financial Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*
Filed herewith

**
Furnished, not filed

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(1)
Incorporated by reference to Exhibit 2.1 to NBTY, Inc.'s Form 8-K, filed July 16, 2010 (File No. 001-31788).

(2)
Incorporated by reference to Exhibit 3.1 to NBTY, Inc.'s Registration Statement on Form S-4, filed March 21, 2011. (File No. 333-172973) (the "Registration Statement").

(3)
Incorporated by reference to Exhibit 3.2 to the Registration Statement.

(4)
Incorporated by reference to Exhibit 4.1 to the Registration Statement.

(5)
Incorporated by reference to Exhibit 4.2 to NBTY, Inc.'s Form 10-Q filed August 10, 2011 (File No. 333-172973)

(6)
Incorporated by reference to Exhibit 4.2 to the Registration Statement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBTY, INC. (Registrant)
Date: May 9, 2012	By:	/s/ JEFFREY NAGEL
Jeffrey Nagel
Chief Executive Officer
Date: May 9, 2012	By:	/s/ MICHAEL D. COLLINS
Michael D. Collins
Chief Financial Officer