Form 10-Q
period 2012-06-30
NBTY INC
filed 2012-08-07
CIK 70793

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        The number of shares of common stock outstanding as of July 30, 2012 was 1,000.

NBTY, Inc.
INDEX

PART I
Item 1. Financial Statements

NBTY, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2012	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$259,689	$394,406
Accounts receivable, net	156,140	138,644
Inventories	712,729	675,369
Deferred income taxes	24,849	24,340
Other current assets	55,950	59,492

Total current assets	1,209,357	1,292,251
Property, plant and equipment, net	486,581	479,273
Goodwill	1,209,993	1,212,199
Intangible assets, net	1,953,566	2,005,153
Other assets	87,638	106,680

Total assets	$4,947,135	$5,095,556

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$17,500
Accounts payable	210,006	186,511
Accrued expenses and other current liabilities	152,783	188,542

Total current liabilities	362,789	392,553
Long-term debt, net of current portion	2,157,500	2,369,375
Deferred income taxes	736,219	748,878
Other liabilities	52,931	47,855

Total liabilities	3,309,439	3,558,661

Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par; one thousand shares authorized, issued and outstanding	—	—
Capital in excess of par	1,554,582	1,552,188
Retained earnings	124,987	22,472
Accumulated other comprehensive loss	(41,873)	(37,765)

Total stockholders' equity	1,637,696	1,536,895

Total liabilities and stockholders' equity	$4,947,135	$5,095,556

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Nine months ended June 30, 2012	Nine months ended June 30, 2011
Net sales	$799,479	$763,338	$2,308,547	$2,212,043

Costs and expenses:
Cost of sales	421,497	396,873	1,232,710	1,284,930
Advertising, promotion and catalog	41,440	36,471	130,282	116,523
Selling, general and administrative	222,203	211,322	654,207	622,385
Impairments of Julian Graves assets	20,106	—	20,106
Merger expenses	—	614	—	44,479

Total costs and expenses	705,246	645,280	2,037,305	2,068,317

Income from operations	94,233	118,058	271,242	143,726

Other income (expense):
Interest	(36,577)	(38,500)	(122,473)	(155,288)
Miscellaneous, net	(202)	491	141	2,749

Total other expense	(36,779)	(38,009)	(122,332)	(152,539)

Income (loss) before income taxes	57,454	80,049	148,910	(8,813)
Provision (benefit) for income taxes	16,214	4,421	46,395	(843)

Net income (loss)	$41,240	$75,628	$102,515	$(7,970)

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended June 30, 2012	Nine months ended June 30, 2011
Cash flows from operating activities:
Net income (loss)	$102,515	$(7,970)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Impairments and disposals of assets	629	2,039
Impairments on Julian Graves assets	20,106	—
Depreciation of property, plant and equipment	44,748	42,917
Amortization of intangible assets	33,734	33,655
Foreign currency transaction gain	(1,440)	(1,519)
Amortization of deferred financing fees	10,865	11,247
Write-off of deferred financing fees	9,289	20,824
Stock-based compensation	2,379	798
Allowance for doubtful accounts	331	5,458
Amortization of incremental inventory fair value	—	122,104
Inventory reserves	(1,183)	23,086
Deferred income taxes	(12,518)	(42,059)
Changes in operating assets and liabilities:
Accounts receivable	(17,264)	(10,472)
Inventories	(35,642)	(23,460)
Other assets	8,454	17,009
Accounts payable	4,265	(15,944)
Accrued expenses and other liabilities	(31,411)	(7,472)

Net cash provided by operating activities	137,857	170,241

Cash flows from investing activities:
Purchase of property, plant and equipment	(41,575)	(35,481)
Cash paid for acquisitions	—	(3,986,074)

Net cash used in investing activities	(41,575)	(4,021,555)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(229,375)	(9,569)
Proceeds from stock options exercised	15	—
Payments for financing fees	—	(138,227)
Proceeds from borrowings	—	2,400,000
Capital contribution	—	1,550,400

Net cash (used in) provided by financing activities	(229,360)	3,802,604

Effect of exchange rate changes on cash and cash equivalents	(1,639)	2,602

Net decrease in cash and cash equivalents	(134,717)	(46,108)
Cash and cash equivalents at beginning of period	394,406	346,483

Cash and cash equivalents at end of period	$259,689	$300,375

Non-cash investing information:
Property, plant and equipment additions included in accounts payable	$18,608	$1,302

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands)

1. Basis of Presentation

        NBTY, Inc. ("NBTY", and together with its subsidiaries, the "Company," "we," or "us") has prepared these financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") applicable to interim financial information and on a basis that is consistent with the accounting principles applied in our audited financial statements for the fiscal year ended September 30, 2011, including the notes thereto (our "2011 Financial Statements") included in our Annual Report on Form 10-K ("2011 Annual Report"). In our opinion, these financial statements reflect all adjustments (including normal recurring items) necessary for a fair presentation of our results for the interim periods presented. These financial statements do not include all information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Accordingly, these financial statements should be read in conjunction with the 2011 Financial Statements. Results for interim periods are not necessarily indicative of results which may be achieved for a full year.

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

        For the nine months ended June 30, 2011, Merger expenses consisted of $15,660 in costs associated with an unused bridge loan, $14,324 for a portion of the transaction fee paid to Carlyle, $6,929 for an employment agreement termination payment to a former executive officer and $7,566 of other merger related costs. There were no Merger expenses for the nine months ended June 30, 2012.

Julian Graves Limited Administration

        On July 2, 2012, in accordance with the provisions of the United Kingdom Insolvency Act of 1986 and pursuant to a resolution of the board of directors of Julian Graves Limited, a company organized under the laws of the United Kingdom and Wales (the "UK Debtor") and an indirect, wholly-owned subsidiary of the Company, representatives from Deloitte LLP (the "Administrators") were appointed as administrators in respect of the UK Debtor (the "UK Administration"). The UK Administration, which was limited to the UK Debtor, was initiated in response to continuing operating losses of the UK Debtor and their related impact on the Company's cash flows. In connection with the UK Administration, the UK Debtor, which has retail stores in various locations in the United Kingdom, is expected to be marketed for sale or wound down. The effect of the UK Debtor's entry into

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

1. Basis of Presentation (Continued)

administration was to place the management, affairs, business and property of the UK Debtor under the direct control of the Administrators.

        As of June 30, 2012, the carrying value of all assets relating to the UK Debtor were evaluated and an impairment of $20,106, primarily relating to the Julian Graves Tradename, was recorded. As of July 2, 2012, concurrent with the transfer of control of the UK debtor to the Administrator, a deconsolidation loss of approximately $4,000 was recorded.

        Contingent liabilities for potential claims under the UK Administration, which may result from (i) negotiations; (ii) actions of the Administrators; (iii) resolution of contractual arrangements, including unexpired leases; and (iv) material adverse developments or other events, may be recorded in future periods. No assurance can be provided that we will not be subject to future litigation and/or liabilities related to the UK Administration. Additional liabilities, if any, will be recorded when they become probable and estimable and could materially affect our future results of operations, financial condition and cash flows.

Estimates

        The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. These judgments can be subjective and complex, and consequently actual results could differ materially from those estimates and assumptions. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our most significant estimates include: sales returns, promotions and other allowances; inventory valuation and obsolescence; valuation and recoverability of long-lived assets; stock-based compensation; income taxes; and accruals for the outcome of current litigation.

Accounts Receivable Reserves

        Accounts receivable are presented net of the following reserves:

	June 30, 2012	September 30, 2011
Allowance for sales returns	$10,464	$10,793
Promotional programs incentive allowance	80,872	74,593
Allowance for doubtful accounts	5,219	5,468

	$96,555	$90,854

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

        In July 2012, the FASB issued guidance to allow an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying value before applying the two-step quantitative impairment test. If it is determined through the qualitative assessment that an indefinite-lived intangible asset's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing entities to directly apply the quantitative assessment. This new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of the guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

2. Inventories

        The components of inventories are as follows:

	June 30, 2012	September 30, 2011
Raw materials	$166,298	$148,206
Work-in-process	20,572	15,521
Finished goods	525,859	511,642

Total	$712,729	$675,369

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

3. Long-Term Debt

        The components of long-term debt are as follows:

	June 30, 2012	September 30, 2011
Senior Credit Facilities:
Term loan B-1	$1,507,500	$1,736,875
Revolving credit facility	—	—
Notes	650,000	650,000

	2,157,500	2,386,875
Less: current portion	—	17,500

Total	$2,157,500	$2,369,375

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

        On December 30, 2011, we prepaid $225,000 of our future principal payments on our term loan B-1. As a result of this prepayment, $9,289 of deferred financing costs were charged to interest expense. In accordance with the prepayment provisions of the Refinancing, future scheduled payments of principal will not be required until the final balloon payment is due in October 2017.

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

        Our Credit Agreement contains customary negative covenants, including, but not limited to, restrictions on our and our restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, amend organizational documents, or change our line of business or fiscal year. We were in compliance with all covenants under the Credit Agreement at June 30, 2012. In addition, our Credit Agreement requires the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility, including swingline loans and letters of credit. Since the inception of this revolving credit facility, we have not drawn any funds down on this facility. All other financial covenants in the original senior credit facility were removed as part of the Refinancing.

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

        The Notes are jointly and severally irrevocably and unconditionally guaranteed by each of our subsidiaries that is a guarantor under the Credit Agreement. The Notes are uncollateralized and rank senior in right of payment to existing and future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment to our and our subsidiary guarantors' senior unsecured debt, and are effectively junior to any of our or our subsidiary guarantors' secured debt, to the extent of the value of the collateral securing such debt. The Notes contain certain customary covenants including, but not limited to, restrictions on our and our restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, or pay dividends. We were in compliance with all covenants under the Notes at June 30, 2012.

4. Litigation Summary

Stock Purchases

        On May 11, 2010, a putative class-action, captioned John F. Hutchins v. NBTY, Inc., et al, was filed in the United States District Court, Eastern District of New York, against NBTY and certain current

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

4. Litigation Summary (Continued)

and former officers, claiming that the defendants made false material statements, or concealed adverse material facts, for the purpose of causing members of the class to purchase NBTY stock at allegedly artificially inflated prices. An amended complaint, seeking unspecified compensatory damages, attorneys' fees and costs, was served on February 1, 2011. The Company moved to dismiss the amended complaint on March 18, 2011 and that motion was denied on March 6, 2012. Discovery is ongoing. We believe the claims are without merit and we intend to vigorously defend this action. At this time, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of any of the defendants.

Employment Class Actions

        On or about July 7, 2010, a putative class action captioned Hamilton and Taylor v. Vitamin World, Inc. was filed against one of our subsidiaries in the Alameda Superior Court, California. Plaintiffs seek to represent a class of employees in connection with several causes of action alleging, among other things, wage and hour violations. Plaintiffs describe the class as all non-exempt current and former employees of Vitamin World Stores in California. The complaint seeks compensatory damages, statutory penalties, restitution, disgorgement of profits, and attorneys' fees and costs in unidentified amounts. Vitamin World, Inc. has agreed upon a proposed settlement with the plaintiffs, and the parties have submitted settlement documentation to the court for approval, which would provide for payments to the class. Until such settlement is approved and entered by the court, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of the defendant. This proposed settlement is not material.

        On or about April 8, 2010, a putative class action captioned Dirickson v. NBTY Acquisition, LLC, NBTY Manufacturing, LLC, NBTY, Inc., and Volt Management Corporation ("Volt") was filed against the Company and certain subsidiaries in the Superior Court of California, County of Los Angeles. Volt is not related to the Company. Plaintiff seeks to represent a class of employees in connection with several causes of action alleging, among other things, wage and hour violations. The complaint seeks damages on behalf of all non-exempt employees within the State of California who worked for Volt or any of the NBTY entities between April 8, 2006 and April 8, 2010, including compensatory damages, unpaid wages, statutory penalties, restitution, unspecified injunctive relief, unjust enrichment and attorneys' fees and costs in unidentified amounts. The parties submitted to the court a settlement agreement providing for potential payments to the class and the court preliminarily approved the settlement agreement on or about May 9, 2012. No determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, until such settlement is approved and entered by the court. The estimated settlement value is not material.

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

        The effective income tax rate for the three months ended June 30, 2012 was 28.2%. The effective income tax rate for the nine months ended June 30, 2012 was 31.2%. Our effective income tax rates for the three and nine months ended June 30, 2012 were higher than the prior comparable periods primarily due to certain foreign benefits and other deductions that were higher in proportion to the net tax expense and thus decreased the effective tax rate for the three and nine months ended June 30, 2011.

        We accrue interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods. At June 30, 2012, we had $1,550 and $635 accrued for the potential payment of interest and penalties, respectively. As of June 30, 2012, we were subject to U.S. federal income tax examinations for the tax years 2007-2011, and to foreign examinations for the tax years of 2005-2011. In addition, we are generally subject to state and local examinations for fiscal years 2007-2011.

        We are under an Internal Revenue Service ("IRS") examination for the tax years 2007-2009. Among other issues, the IRS has questioned the values used by the Company to transfer product and provide services to an international subsidiary. We believe we have appropriately valued such product transfers and services and intend to continue to support this position.

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

5. Income Taxes (Continued)

        At June 30, 2012, we had a liability of $11,112 for unrecognized tax benefits, the recognition of which would have an effect of $8,620 on income tax expense and the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in years beyond 12 months due to uncertainties in the timing of various tax audit outcomes.

6. Comprehensive Income (Loss)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Nine months ended June 30, 2012	Nine months ended June 30, 2011
Net income (loss), as reported	$41,240	$75,628	$102,515	$(7,970)
Foreign currency translation adjustments, net of taxes	(26,733)	(164)	(5,517)	15,836
Change in fair value of swaps, net of taxes	4,351	(4,736)	1,409	(14,732)

Total comprehensive income (loss)	$18,858	$70,728	$98,407	$(6,866)

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

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Fair Value of Financial Instruments (Continued)

        The following table summarizes liabilities measured at fair value on a recurring basis at June 30, 2012:

	Level 1	Level 2	Level 3
Liabilities:
Current:
Interest rate swaps (included in other current liabilities)	$—	$(8,182)	$—
Cross currency swaps (included in other current liabilities)	$—	$—	$(3,300)
Non-current:
Interest rate swaps (included in other liabilities)	$—	$(6,804)	$—
Cross currency swaps (included in other liabilities)	$—	$—	$(10,550)

        The following table summarizes liabilities measured at fair value on a recurring basis at September 30, 2011:

	Level 1	Level 2	Level 3
Liabilities:
Current:
Interest rate swaps (included in other current liabilities)	$—	$(9,102)	$—
Cross currency swaps (included in other current liabilities)	$—	$—	$(2,160)
Non-current:
Interest rate swaps (included in other liabilities)	$—	$(8,386)	$—
Cross currency swaps (included in other liabilities)	$—	$—	$(8,966)

        Our swap contracts are measured at fair value based on a market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Although non-performance risk of the Company and the counterparty is present in all swap contracts and is a component of the estimated fair values, we do not view non-performance risk to be a significant input to the fair value for the interest rate swap contracts. However, with respect to our cross currency swap contracts, we believe that non-performance risk is higher; therefore we classify these swap contracts as "Level 3" in the fair value hierarchy and, accordingly, records estimated fair value adjustments based on internal projections and views of those contracts. The performance risk for the cross currency swap contracts as a percentage of the unadjusted liabilities ranged from 16.5% to 24.4% (18.7% weighted average).

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Fair Value of Financial Instruments (Continued)

        The following table shows the Level 3 activity related to cross currency swaps for the three and nine months ended June 30, 2012 and 2011:

	Three months ended June 30, 2012	Three months ended June 30, 2011	Nine months ended June 30, 2012	Nine months ended June 30, 2011
Beginning balance:	$(18,859)	$(16,337)	$(11,126)	$—
Realized / unrealized gain (loss) on cross currency swaps	5,009	1,948	(2,724)	(14,389)

Ending balance:	$(13,850)	$(14,389)	$(13,850)	$(14,389)

Interest Rate Swaps

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. During December 2010, we entered into three interest rate swap contracts that were subsequently terminated in connection with the Refinancing, resulting in a termination payment of $1,525. During March 2011, we entered into three interest rate swap contracts to fix the LIBOR indexed interest rates on a portion of our senior credit facilities until the indicated expiration dates of these swap contracts. Each swap contract has an initial notional amount of $333,333 (for a total of one billion dollars), with a fixed interest rate of 1.92% for a four-year term. The notional amount of each swap decreases to $266,666 in December 2012, decreases to $166,666 in December 2013 and has a maturity date of December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior credit facilities are swapped for fixed interest payments. These interest rate swap contracts were designated as a cash flow hedge of the variable interest payments on a portion of our term loan debt. We assess hedge effectiveness based on the overall changes in the fair value of the interest rate swap contracts. We measure any potential ineffectiveness using the hypothetical derivative method, and any ineffectiveness will be recognized in current earnings. Hedge ineffectiveness from inception to June 30, 2012 was insignificant.

Cross Currency Swaps

        To manage the potential exposure from adverse changes in currency exchange rates, specifically the British pound, arising from our net investment in British pound denominated operations, we entered into three cross currency swap contracts in December 2010. The aggregate notional amount of the swap contracts is £194,200 (approximately $305,000), with a forward rate of 1.565, and a termination date of September 30, 2017.

        These cross currency contracts were designated as a net investment hedge to the net investment in our British pound denominated operations. We assess hedge effectiveness based on the overall changes in the fair value of the cross currency swap contracts. We measure potential hedge ineffectiveness using the hypothetical derivative method and is recognized in miscellaneous, net in the accompanying statements of operations. Hedge ineffectiveness for the three and nine months ended June 30, 2012

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Fair Value of Financial Instruments (Continued)

resulted in an expense of $1,524 and $2,516, respectively, and for the three and nine months ended June 30, 2011, hedge ineffectiveness was insignificant.

        The following table shows the effect of our derivative instruments designated as cash flow and net investment hedging instruments for the three and nine months ended June 30, 2012:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three months ended June 30, 2012	Three months ended June 30, 2012	Nine months ended June 30, 2012	Nine months ended June 30, 2012
Cash Flow Hedges:
Interest rate swaps	$(1,814)	$(2,319)	$(5,445)	$(6,982)
Net Investment Hedges:
Cross currency swaps	$3,845	$—	$(128)	$—

Total	$2,031	$(2,319)	$(5,573)	$(6,982)

Notes

        The fair value of the Notes, based on then quoted market prices, was approximately $717,000 on June 30, 2012, which is considered to be a Level 2 fair value.

Assets Re-measured at Fair Value on a Non-recurring Basis

        In connection with the UK Administration (See note 1), we re-measured the Julian Graves Tradename and certain fixed assets using Level 3 inputs, which resulted in an impairment of $20,106.

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

Customers

        We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current creditworthiness, as determined by review of their current credit information. Customers' account activity is continuously monitored. As a result of this review process, we record bad debt expense, which is based upon historical experience as well as specific customer collection issues that have been identified, in order to adjust the carrying amount of the related receivable to its estimated realizable value. While such bad debt expenses historically have been

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

8. Business and Credit Concentration (Continued)

within expectations and the allowances established, if the financial condition of one or more of our customers were to deteriorate, additional bad debt provisions may be required.

        One customer represented 21% and 25% of the Wholesale segment's net sales for the three months ended June 30, 2012 and 2011, respectively. It also represented 13% and 15% of our consolidated net sales for the three months ended June 30, 2012 and 2011, respectively. This customer also represented 23% and 25% of the Wholesale segment's net sales for the nine months ended June 30, 2012 and 2011, respectively. It also represented 14% and 15% of our consolidated net sales for the three months ended June 30, 2012 and 2011, respectively. The loss of this customer, or any one of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace that customer.

        The following customers accounted for the following percentages of the Wholesale segment's gross accounts receivable as of June 30, 2012 and September 30, 2011, respectively:

	June 30, 2012	September 30, 2011
Customer A	16%	18%
Customer B	10%	11%
Customer C	12%	10%

9. Related Party Transactions

Consulting Agreement—Carlyle

        In connection with the Acquisition, we entered into a consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. Under this agreement, subject to certain conditions, we expect to pay an annual consulting fee to Carlyle of $3,000; we reimburse them for their out-of-pocket expenses, and we pay them additional fees associated with other future transactions. For the nine months ended June 30, 2012 and 2011, these fees totaled $2,250 and are recorded in selling, general and administrative expenses. Carlyle also received a one-time transaction fee of $30,000 upon effectiveness of the Merger. Of this amount, $14,324 was recorded in Merger expenses and $15,676 was included with deferred financing costs.

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

  •
  European Retail—This segment generates revenue through its 676 Holland & Barrett stores (including 10 franchised stores in Singapore, six franchised stores in Cyprus, three franchised stores in both Malta and United Arab Emirates and one franchised store in Hungary), 189 Julian Graves stores, which have subsequently been placed into UK Administration (See Note 1), and 51 GNC (UK) stores in the U.K., 106 De Tuinen stores (including 10 franchised locations) in the Netherlands and 42 Nature's Way stores in Ireland. Our revenue generated from this segment consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phone.

  •
  North American Retail—This segment generates revenue through its 430 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its Canadian operation of 80 owned and operated Le Naturiste stores.

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

10. Segment Information (Continued)

        The following table represents key financial information of our business segments:

	Wholesale	European Retail(2)	Direct Response/ E-Commerce	North American Retail	Corporate/ Manufacturing(1)	Consolidated
Three months ended June 30, 2012:
Net sales	$480,137	$182,876	$76,198	$60,268	$—	$799,479
Income (loss) from operations	74,043	19,297	16,339	6,092	(21,538)	94,233
Depreciation and amortization	9,911	4,051	2,674	816	8,711	26,163
Capital expenditures	131	6,955	81	215	12,518	19,900
Three months ended June 30, 2011:
Net sales	$458,460	$179,970	$67,853	$57,055	$—	$763,338
Income (loss) from operations	86,589	31,185	16,880	4,910	(21,506)	118,058
Depreciation and amortization	10,251	4,039	2,661	823	7,985	25,759
Capital expenditures	81	3,058	—	114	3,465	6,718
Nine months ended June 30, 2012:
Net sales	$1,373,560	$548,870	$207,976	$178,141	$—	$2,308,547
Income (loss) from operations	180,355	92,269	43,291	14,576	(59,249)	271,242
Depreciation and amortization	29,726	12,027	8,024	2,745	25,960	78,482
Capital expenditures	632	16,228	81	503	24,131	41,575
Nine months ended June 30, 2011:
Net sales	$1,319,527	$530,526	$193,576	$168,414	$—	$2,212,043
Income (loss) from operations	223,213	88,797	45,936	8,823	(223,043)	143,726
Depreciation and amortization	28,888	11,906	7,987	2,481	25,310	76,572
Capital expenditures	422	15,044	27	895	19,093	35,481

(1)
Income from operations for the nine months ended June 30, 2011 included a fair value adjustment to our inventory of $122,104, as well as Merger expenses relating to the Acquisition of $614 and $44,479 for the three and nine months ended June 30, 2011, respectively. There were no Merger expenses recorded following our fiscal year end September 30, 2011.

(2)
Income from operations for the three and nine months ended June 30, 2012 included an impairment charge of $20,106 relating to Julian Graves Limited (See note 1).

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

10. Segment Information (Continued)

  Total assets by segment:

	June 30, 2012	September 30, 2011
Wholesale	$2,519,623	$2,527,402
European Retail	904,660	883,892
Direct Response / E-Commerce	773,700	781,464
North American Retail	96,866	99,466
Corporate / Manufacturing(1)	652,286	803,332

Consolidated assets	$4,947,135	$5,095,556

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

  1.
  Condensed consolidating financial statements as of June 30, 2012 and September 30, 2011 and for the three and nine months ended June 30, 2012 and 2011 of (a) NBTY, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis; and

  2.
  Elimination entries necessary to consolidate NBTY, the parent, with guarantor and non-guarantor subsidiaries.

        The condensed consolidating financial statements are presented using the equity method of accounting for investments in wholly owned subsidiaries. Under this method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. This financial information should be read in conjunction with the financial statements and other notes related thereto.

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet
As of June 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$75,815	$1,068	$182,806	$—	$259,689
Accounts receivable, net	—	128,791	27,349	—	156,140
Intercompany	1,251,454	—	132,482	(1,383,936)	—
Inventories	—	543,582	169,147	—	712,729
Deferred income taxes	—	24,234	615	—	24,849
Other current assets	—	30,353	25,597	—	55,950

Total current assets	1,327,269	728,028	537,996	(1,383,936)	1,209,357
Property, plant and equipment, net	59,717	282,090	144,774	—	486,581
Goodwill	—	813,188	396,805	—	1,209,993
Intangible assets, net	—	1,615,460	338,106	—	1,953,566
Other assets	—	87,554	84	—	87,638
Intercompany loan receivable	349,809	40,733	—	(390,542)	—
Investments in subsidiaries	2,819,405	—	—	(2,819,405)	—

Total assets	$4,556,200	$3,567,053	$1,417,765	$(4,593,883)	$4,947,135

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable	—	162,098	47,908	—	210,006
Intercompany	—	1,383,936	—	(1,383,936)	—
Accrued expenses and other current liabilities	8,180	112,570	32,033	—	152,783

Total current liabilities	8,180	1,658,604	79,941	(1,383,936)	362,789
Intercompany loan payable	—	—	390,542	(390,542)	—
Long-term debt, net of current portion	2,157,500	—	—	—	2,157,500
Deferred income taxes	730,376	—	5,843	—	736,219
Other liabilities	22,448	10,053	20,430	—	52,931

Total liabilities	2,918,504	1,668,657	496,756	(1,774,478)	3,309,439
Commitments and contingencies
Stockholders' Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,554,582	352,018	301,271	(653,289)	1,554,582
Retained earnings	124,987	1,546,378	639,568	(2,185,946)	124,987
Accumulated other comprehensive income (loss)	(41,873)	—	(19,830)	19,830	(41,873)

Total stockholders' equity	1,637,696	1,898,396	921,009	(2,819,405)	1,637,696

Total liabilities and stockholders' equity	$4,556,200	$3,567,053	$1,417,765	$(4,593,883)	$4,947,135

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet
As of September 30, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$261,098	$3,288	$130,020	$—	$394,406
Accounts receivable, net	—	112,841	25,803	—	138,644
Intercompany	1,454,068	—	111,471	(1,565,539)	—
Inventories	—	517,121	158,248	—	675,369
Deferred income taxes	—	23,706	634	—	24,340
Other current assets	—	31,615	27,877	—	59,492

Total current assets	1,715,166	688,571	454,053	(1,565,539)	1,292,251
Property, plant and equipment, net	46,507	287,356	145,410	—	479,273
Goodwill	—	813,315	398,884	—	1,212,199
Intangible assets, net	—	1,645,970	359,183	—	2,005,153
Other assets	—	106,622	58	—	106,680
Intercompany loan receivable	325,985	40,734	—	(366,719)	—
Investments in subsidiaries	2,609,651	—	—	(2,609,651)	—

Total assets	$4,697,309	$3,582,568	$1,357,588	$(4,541,909)	$5,095,556

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$17,500	$—	$—	$—	$17,500
Accounts payable	—	131,307	55,204	—	186,511
Intercompany	—	1,565,539	—	(1,565,539)	—
Accrued expenses and other current liabilities	11,262	123,242	54,038	—	188,542

Total current liabilities	28,762	1,820,088	109,242	(1,565,539)	392,553
Intercompany loan payable	—	—	366,718	(366,718)	—
Long-term debt, net of current portion	2,369,375	—	—	—	2,369,375
Deferred income taxes	742,968	—	5,910	—	748,878
Other liabilities	19,309	12,936	15,610	—	47,855

Total liabilities	3,160,414	1,833,024	497,480	(1,932,257)	3,558,661
Commitments and contingencies
Stockholders' Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,552,188	352,020	301,271	(653,291)	1,552,188
Retained earnings	22,472	1,397,524	572,993	(1,970,517)	22,472
Accumulated other comprehensive income (loss)	(37,765)	—	(14,156)	14,156	(37,765)

Total stockholders' equity	1,536,895	1,749,544	860,108	(2,609,652)	1,536,895

Total liabilities and stockholders' equity	$4,697,309	$3,582,568	$1,357,588	$(4,541,909)	$5,095,556

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$571,522	$258,028	$(30,071)	$799,479

Costs and expenses:
Cost of sales	—	334,807	116,761	(30,071)	421,497
Advertising, promotion and catalog	—	33,068	8,372	—	41,440
Selling, general and administrative	21,316	109,398	91,489	—	222,203
Impairments of Julian Graves	—	—	20,106	—	20,106

Total costs and expenses	21,316	477,273	236,728	(30,071)	705,246

(Loss) income from operations	(21,316)	94,249	21,300	—	94,233

Other income (expense):
Equity in income of subsidiaries	74,331	—	—	(74,331)	—
Intercompany interest	2,933	—	(2,933)	—	—
Interest	(36,577)	—	—	—	(36,577)
Miscellaneous, net	—	145	(347)	—	(202)

Total other income (expense)	40,687	145	(3,280)	(74,331)	(36,779)

Income (loss) before income taxes	19,371	94,394	18,020	(74,331)	57,454
(Benefit) provision for income taxes	(21,869)	33,037	5,046	—	16,214

Net income (loss)	$41,240	$61,357	$12,974	$(74,331)	$41,240

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$550,140	$240,038	$(26,840)	$763,338

Costs and expenses:
Cost of sales	—	322,854	100,859	(26,840)	396,873
Advertising, promotion and catalog	—	27,974	8,497	—	36,471
Selling, general and administrative	21,418	97,691	92,213	—	211,322
Merger expenses	—	—	614	—	614

Total costs and expenses	21,418	448,519	202,183	(26,840)	645,280

(Loss) income from operations	(21,418)	101,621	37,855	—	118,058

Other income (expense):
Equity in income of subsidiaries	91,546	—	—	(91,546)	—
Intercompany interest	2,765	—	(2,765)	—	—
Interest	(38,482)	—	(18)	—	(38,500)
Miscellaneous, net	(16)	1,763	(1,256)	—	491

Total other income (expense)	55,813	1,763	(4,039)	(91,546)	(38,009)

(Loss) income before income taxes	34,395	103,384	33,816	(91,546)	80,049
(Benefit) provision for income taxes	(41,233)	36,185	9,469	—	4,421

Net (loss) income	$75,628	$67,199	$24,347	$(91,546)	$75,628

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Income
Nine Months Ended June 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,637,221	$765,563	$(94,237)	$2,308,547

Costs and expenses:
Cost of sales	—	982,346	344,601	(94,237)	1,232,710
Advertising, promotion and catalog	—	107,068	23,214	—	130,282
Selling, general and administrative	58,849	320,848	274,510	—	654,207
Impairments of Julian Graves	—	—	20,106	—	20,106

Total costs and expenses	58,849	1,410,262	662,431	(94,237)	2,037,305

(Loss) income from operations	(58,849)	226,959	103,132	—	271,242

Other income (expense):
Equity in income of subsidiaries	215,429	—	—	(215,429)	—
Intercompany interest	8,538	—	(8,538)	—	—
Interest	(122,473)	—	—	—	(122,473)
Miscellaneous, net	222	2,047	(2,128)	—	141

Total other income (expense)	101,716	2,047	(10,666)	(215,429)	(122,332)

Income (loss) before income taxes	42,867	229,006	92,466	(215,429)	148,910
(Benefit) provision for income taxes	(59,648)	80,152	25,891	—	46,395

Net income (loss)	$102,515	$148,854	$66,575	$(215,429)	$102,515

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Income
Nine Months Ended June 30, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,599,156	$696,431	$(83,544)	$2,212,043

Costs and expenses:
Cost of sales	—	1,029,956	338,518	(83,544)	1,284,930
Advertising, promotion and catalog	—	93,186	23,337	—	116,523
Selling, general and administrative	56,941	296,212	269,232	—	622,385
Merger expenses	43,857	—	622	—	44,479

Total costs and expenses	100,798	1,419,354	631,709	(83,544)	2,068,317

(Loss) income from operations	(100,798)	179,802	64,722	—	143,726

Other income (expense):
Equity in income of subsidiaries	159,322	—	—	(159,322)	—
Intercompany interest	7,908	—	(7,908)	—	—
Interest	(155,255)	—	(33)	—	(155,288)
Miscellaneous, net	49	5,348	(2,648)	—	2,749

Total other income (expense)	12,024	5,348	(10,589)	(159,322)	(152,539)

(Loss) income before income taxes	(88,774)	185,150	54,133	(159,322)	(8,813)
(Benefit) provision for income taxes	(80,804)	64,804	15,157	—	(843)

Net (loss) income	$(7,970)	$120,346	$38,976	$(159,322)	$(7,970)

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$60,979	$7,886	$68,992	$—	$137,857

Cash flows from investing activities:
Purchase of property, plant and equipment	(16,902)	(10,106)	(14,567)	—	(41,575)

Net cash used in investing activities	(16,902)	(10,106)	(14,567)	—	(41,575)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(229,375)				(229,375)
Proceeds from stock options exercised	15				15

Net cash used in financing activities	(229,360)	—	—	—	(229,360)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,639)	—	(1,639)

Net decrease in cash and cash equivalents	(185,283)	(2,220)	52,786	—	(134,717)
Cash and cash equivalents at beginning of period	261,098	3,288	130,020	—	394,406

Cash and cash equivalents at end of period	$75,815	$1,068	$182,806	$—	$259,689

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$86,239	$20,992	$63,010	$—	$170,241

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,467)	(17,701)	(16,313)	—	(35,481)
Cash paid for acquisitions, net of cash acquired	(3,982,431)	(3,197)	(446)		(3,986,074)

Net cash used in investing activities	(3,983,898)	(20,898)	(16,759)	—	(4,021,555)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(8,750)	(429)	(390)	—	(9,569)
Payments for financing fees	(138,227)	—	—	—	(138,227)
Proceeds from borrowings	2,400,000	—	—	—	2,400,000
Capital contribution	1,550,400	—	—	—	1,550,400

Net cash provided by (used in) financing activities	3,803,423	(429)	(390)	—	3,802,604

Effect of exchange rate changes on cash and cash equivalents	—	335	2,267	—	2,602

Net (decrease) increase in cash and cash equivalents	(94,236)	—	48,128	—	(46,108)
Cash and cash equivalents at beginning of period	281,457	—	65,026	—	346,483

Cash and cash equivalents at end of period	$187,221	$—	$113,154	$—	$300,375

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

        The statements in the following discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading, "Risk Factors," in our 2011 Annual Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the condensed consolidated financial statements, including the related notes, contained elsewhere herein and with the 2011 Annual Report. All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. All dollar values in this section, unless otherwise noted, are denoted in thousands. Numerical figures have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

Executive Summary

        We are the leading global vertically integrated manufacturer, distributor and retailer of a broad line of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. We currently market approximately 25,000 SKUs, including numerous private-label and owned brands, such as Nature's Bounty®, Ester-C®, Solgar®, MET-Rx®, American Health®,

Osteo Bi-Flex®, Flex-A-Min®, SISU®, Knox®, Sundown®, Rexall®, Pure Protein®, Body Fortress®, Worldwide Sport Nutrition®, Natural Wealth®, Puritan's Pride®, Holland & Barrett®, GNC (UK)®, Physiologics®, Le Naturiste®, De Tuinen® and Vitamin World®. Our vertical integration includes purchasing raw materials and formulating and manufacturing products, which we then market through the following four channels of distribution:

  •
  Wholesale—This segment sells products worldwide under various brand names and third-party private labels, each targeting specific market groups which include virtually all major mass merchandisers, club stores, drug store chains and supermarkets. This segment also sells products to independent pharmacies, health food stores, the military and other retailers.

  •
  European Retail—This segment generates revenue through its 676 Holland & Barrett stores (including 10 franchised stores in Singapore, six franchised stores in Cyprus, three franchised stores in both Malta and United Arab Emirates and one franchised store in Hungary), 189 Julian Graves stores, which have subsequently been placed into UK Administration, and 51 GNC (UK) stores in the U.K., 106 De Tuinen stores (including 10 franchised locations) in the Netherlands and 42 Nature's Way stores in Ireland. Our revenue generated from this segment consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the internet. Catalogs are strategically mailed to customers who order by mail, internet, or phone.

  •
  North American Retail—This segment generates revenue through its 430 owned and operated Vitamin World stores selling proprietary brand and third-party products and through its Canadian operation of 80 owned and operated Le Naturiste stores.

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

Julian Graves Limited Administration

        On July 2, 2012, in accordance with the provisions of the United Kingdom Insolvency Act of 1986 and pursuant to a resolution of the board of directors of Julian Graves Limited, a company organized under the laws of the United Kingdom and Wales (the "UK Debtor") and an indirect, wholly-owned subsidiary of the Company, representatives from Deloitte LLP (the "Administrators") were appointed as administrators in respect of the UK Debtor (the "UK Administration"). The UK Administration, which was limited to the UK Debtor, was initiated in response to continuing operating losses of the UK Debtor and their related impact on our cash flows, and does not include the Company or any of our other subsidiaries. In connection with the UK Administration, the UK Debtor, which has retail stores in various locations in the United Kingdom, is expected to be marketed for sale or wound down. The effect of the UK Debtor's entry into administration was to place the management, affairs, business and property of the UK Debtor under the direct control of the Administrators.

        As of June 30, 2012, the carrying value of all assets relating to the UK Debtor were evaluated and an impairment of $20,106, primarily relating to the Julian Graves Tradename was recorded. As of July 2, 2012, concurrent with the transfer of control of the UK debtor to the Administrator, a deconsolidation loss of approximately $4,000 was recorded. Net sales of the UK Debtor were $12,611 and $17,701 for the three months ended June 30, 2012 and 2011, respectively and $43,732 and $59,152 for the nine months ended June 30, 2012 and 2011, respectively.

        Contingent liabilities for potential claims under the UK Administration, which may result from (i) negotiations; (ii) actions of the Administrators; (iii) resolution of contractual arrangements, including unexpired leases; and (iv) material adverse developments or other events, may be recorded in future periods. No assurance can be provided that we will not be subject to future litigation and/or liabilities related to the UK Administration. Additional liabilities, if any, will be recorded when they become probable and estimable and could materially affect our future results of operations, financial condition and cash flows.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011:

  Net Sales

        Net sales by segment for the three months ended June 30, 2012 as compared with the prior comparable period were as follows:

	Three months ended June 30, 2012		Three months ended June 30, 2011
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale	$480,137	60.1%	$458,460	60.1%	$21,677	4.7%
European Retail	182,876	22.9%	179,970	23.6%	2,906	1.6%
Direct Response / E-Commerce	76,198	9.5%	67,853	8.9%	8,345	12.3%
North American Retail	60,268	7.5%	57,055	7.4%	3,213	5.6%

Net sales	$799,479	100.0%	$763,338	100.0%	$36,141	4.7%

Wholesale

        Net sales for the Wholesale segment increased $21,677, or 4.7%, to $480,137 for the three months ended June 30, 2012, as compared to the prior comparable period. This increase is due to higher net sales of our branded products of $37,020 for the three months ended June 30, 2012, as compared to the prior comparable period. This increase is partially offset by $15,343 lower net sales of private label and contract manufacturing products as a result of the highly competitive environment in the private label business.

        We use targeted promotions to grow overall sales. Promotional programs and rebates were 12.8% of sales for the three months ended June 30, 2012, as compared to 13.0% of sales for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were 1.0% and 1.1% of sales for the three months ended June 30, 2012 and 2011, respectively. Product returns for the three months ended June 30, 2012 and 2011 are primarily attributable to returns in the ordinary course of business. We expect returns relating to normal operations to trend between 1% to 2% of Wholesale sales in future quarters.

        One customer represented 21% and 25% of the Wholesale segment's net sales for the three months ended June 30, 2012 and 2011, respectively. It also represented 13% and 15% of our consolidated net sales for the three months ended June 30, 2012 and 2011, respectively. The loss of this customer, or any one of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace that customer.

European Retail

        Net sales for the European Retail segment increased $2,906, or 1.6%, to $182,876 for the three months ended June 30, 2012, as compared to the prior comparable period. This increase is attributable to increased prices and successful store promotions. However these increases were partially offset by the average exchange rate in the British pound decreasing 3.0% as compared to the prior comparable period. In local currency, net sales increased 4.7% and sales for stores open more than one year (same store sales) increased 2.8% as compared to the prior comparable period.

        The following is a summary of European Retail store activity for the three months ended June 30, 2012 and 2011:

European Retail stores:	Three months ended June 30, 2012	Three months ended June 30, 2011
Company-owned stores
Open at beginning of the period	1,039	1,052
Opened during the period	3	5
Acquired during the period	—	1
Closed during the period	(11)	(5)

Open at end of the period	1,031	1,053

Franchised stores
Open at beginning of the period	28	26
Opened during the period	6	—
Closed during the period	(1)	(2)

Open at end of the period	33	24

Total company-owned and franchised stores
Open at beginning of the period	1,067	1,078
Opened during the period	9	5
Acquired during the period	—	1
Closed during the period	(12)	(7)

Open at end of the period	1,064	1,077

Direct Response / E-Commerce

        Net sales for the Direct Response/E-Commerce segment increased $8,345, or 12.3%, for the three months ended June 30, 2012 as compared to the prior comparable period. E-Commerce net sales comprised 66% of total Direct Response/E-Commerce net sales for the three months ended June 30, 2012 as compared to 62% in the prior comparable period. We believe that we remain the vitamin and nutritional supplements leader in the direct response and e-commerce sectors. We continue to increase the number of products available via our catalog and websites.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical results reflect this pattern and therefore we believe this division should be analyzed on an annual, and not a quarterly, basis.

North American Retail

        Net sales for the North American Retail segment increased $3,213, or 5.6%, to $60,268 for the three months ended June 30, 2012 as compared to the prior comparable period. Same store sales growth was 6.7% due to the increases in weight management and sports nutrition products as well as the continued benefit from price increases and store promotions.

        The following is a summary of North American Retail store activity for the three months ended June 30, 2012 and 2011:

North American Retail stores:	Three months ended June 30, 2012	Three months ended June 30, 2011
Vitamin World
Open at beginning of the period	434	446
Opened during the period	—	—
Closed during the period	(4)	(2)

Open at end of the period	430	444

Le Naturiste
Open at beginning of the period	80	81
Opened during the period	—	—
Closed during the period	—	(1)

Open at end of the period	80	80

Total North American Retail
Open at beginning of the period	514	527
Opened during the period	—	—
Closed during the period	(4)	(3)

Open at end of the period	510	524

  Cost of Sales

        Cost of sales for the three months ended June 30, 2012, as compared with the prior comparable period, was as follows:

	Three months ended June 30, 2012	Three months ended June 30, 2011	$ change	% change
Cost of sales	$421,497	$396,873	$24,624	6.2%
Percentage of net sales	52.7%	52.0%

        The cost of sales as a percentage of net sales for the three months ended June 30, 2012 compared to the prior comparable period increased by 0.7 percentage points. Cost of sales as a percentage of net sales has fluctuated in the past, in part due to competitive pressures in the private label business, product mix and fluctuations in the costs of certain raw materials. To address these matters, we continuously seek to implement improvements in our supply chain, and are also increasing our focus on branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses for the three months ended June 30, 2012, as compared with the prior comparable period, were as follows:

	Three months ended June 30, 2012	Three months ended June 30, 2011	$ change	% change
Advertising, promotion and catalog	$41,440	$36,471	$4,969	13.6%
Percentage of net sales	5.2%	4.8%

        Advertising, promotion and catalog expense increased $4,969 or 13.6% as compared to the prior comparable period, as we continue to increase brand awareness across various platforms such as television, print media and website and internet search engine advertising.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2012, as compared with the prior comparable period were as follows:

	Three months ended June 30, 2012	Three months ended June 30, 2011	$ change	% change
Selling, general and administrative	$222,203	$211,322	$10,881	5.1%
Percentage of net sales	27.8%	27.7%

        The SG&A increase of $10,881 for the three months ended June 30, 2012, as compared to the prior comparable period, is due to $3,249 of increased employee compensation costs primarily due to higher benefit costs to associates; $1,239 of increased freight costs primarily due to higher volume as well as increased fuel surcharges; and a $4,668 increase in legal and consulting fees.

  Merger Expenses

        Merger expenses for the three months ended June 30, 2011 of $614 related to the completion of the Acquisition. There were no Merger expenses for the three months ended June 30, 2012.

  Impairment of Julian Graves Limited Assets

        During the three months ended June 30, 2012, the board of directors of Julian Graves Limited decided to place the company into U.K. Administration and an impairment charge of $20,106 was recorded.

  Income from Operations

        Income from operations for the three months ended June 30, 2012 as compared to the prior comparable period were as follows:

	Three months ended June 30, 2012	Three months ended June 30, 2011	$ change	% change
Wholesale	$74,043	$86,589	$(12,546)	(14.5)%
European Retail	19,297	31,185	(11,888)	(38.1)%
Direct Response/E-Commerce	16,339	16,880	(541)	(3.2)%
North American Retail	6,092	4,910	1,182	24.1%
Corporate	(21,538)	(21,506)	(32)	(0.1)%

Total	$94,233	$118,058	$(23,825)	(20.2)%

Percentage of net sales	11.8%	15.5%

        The decrease in the Wholesale segment's income from operations was primarily due to lower margins on private label business, the increase in advertising and increased professional fees. The decrease in the European Retail segment's income from operations was the result of the impairment of certain assets of Julian Graves Limited offset by higher sales volume resulting from additional promotions and higher profit margins due to increased prices and improved product procurement. In addition, the European Retail segment's income from operations was adversely impacted by a 3.0% decrease in the average currency exchange rate (British pound to the U.S. dollar) as compared to the prior comparable period. The Direct Response/E-Commerce segment's income from operations decreased due to increased advertising and freight costs partially offset by higher sales as a result of greater promotional activity. The increase in the North American Retail segment's income from operations reflects the continued benefit from higher sales volume.

  Interest Expense

        Interest expense for the three months ended June 30, 2012 decreased from the prior comparable period due to lower balances outstanding resulting from the prepayment of $225,000 of our term loan B-1 on December 30, 2011.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended June 30, 2012 was 28.2%. The effective income tax rate was higher for the three months ended June 30, 2012 primarily due to certain foreign benefits and other deductions that were higher in proportion to the net tax expense and thus decreased the effective tax rate for the three months ended June 30, 2011.

Nine Months Ended June 30, 2012 Compared to the Nine Months Ended June 30, 2011:

  Net Sales

        Net sales by segment for the nine months ended June 30, 2012, as compared with the prior comparable period were as follows:

	Nine months ended June 30, 2012		Nine months ended June 30, 2011
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale	$1,373,560	59.5%	$1,319,527	59.6%	$54,033	4.1%
European Retail	548,870	23.8%	530,526	24.0%	18,344	3.5%
Direct Response/E-Commerce	207,976	9.0%	193,576	8.8%	14,400	7.4%
North American Retail	178,141	7.7%	168,414	7.6%	9,727	5.8%

Net sales	$2,308,547	100.0%	$2,212,043	100.0%	$96,504	4.4%

Wholesale

        Net sales for the Wholesale segment increased $54,033, or 4.1%, to $1,373,560 for the nine months ended June 30, 2012, as compared to the prior comparable period. This increase is due to higher net sales of our branded products of $115,899 for the nine months ended June 30, 2012, as compared to the prior comparable period. This increase was partially offset by $61,866 lower net sales of private label and contract manufacturing products as a result of the highly competitive environment in the private label business and from the loss of certain contract manufacturing agreements.

        We use targeted promotions to grow overall sales. Promotional programs and rebates were 14.0% of sales for the nine months ended June 30, 2012, as compared to 13.4% of sales for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were 1.3% and 1.5% of sales for the nine months ended June 30, 2012 and 2011, respectively. Product returns for the nine months ended June 30, 2012 and 2011 are primarily attributable to returns in the ordinary course of business. We expect returns relating to normal operations to trend between 1% to 2% of Wholesale sales in future quarters.

        One customer represented 23% and 25% of the Wholesale segment's net sales for the nine months ended June 30, 2012 and 2011, respectively. It also represented 14% and 15% of our consolidated net sales for the nine months ended June 30, 2012 and 2011, respectively. The loss of this customer, or any one of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace that customer.

European Retail

        Net sales for the European Retail segment increased $18,344, or 3.5%, to $548,870 for the nine months ended June 30, 2012, as compared to the prior comparable period. This increase is attributable to increased prices and successful store promotions. In addition, the average exchange rate in the British pound decreased 1.8%, as compared to the prior comparable period. In local currency, net sales increased 5.4% and sales for stores open more than one year (same store sales) increased 3.5% as compared to the prior comparable period.

        The following is a summary of European Retail store activity for the nine months ended June 30, 2012 and 2011:

European Retail stores:	Nine months ended June 30, 2012	Nine months ended June 30, 2011
Company-owned stores
Open at beginning of the period	1,040	1,035
Opened during the period	14	29
Closed during the period	(23)	(11)

Open at end of the period	1,031	1,053

Franchised stores
Open at beginning of the period	28	22
Opened during the period	6	6
Closed during the period	(1)	(4)

Open at end of the period	33	24

Total company-owned and franchised stores
Open at beginning of the period	1,068	1,057
Opened during the period	20	35
Closed during the period	(24)	(15)

Open at end of the period	1,064	1,077

Direct Response / E-Commerce

        Net sales in the Direct Response/E-Commerce segment increased $14,400, or 7.4%, to $207,976 for the nine months ended June 30, 2012 as compared to the prior comparable period. E-Commerce net sales comprised 65% of total segment net sales for the nine months ended June 30, 2012 as compared to 60% in the prior comparable period. We believe that we remain the vitamin and nutritional supplements leader in the direct response and e-commerce sectors, and we continue to increase the number of products available via our catalog and websites.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical results reflect this pattern and therefore we believe this division should be analyzed on an annual, and not a quarterly, basis.

North American Retail

        Net sales for the North American Retail segment increased $9,727, or 5.8%, to $178,141 for the nine months ended June 30, 2012 as compared to the prior comparable period. Same store sales growth was 7.7% due to the increases in weight management and sports nutrition products as well as the continued benefit from price increases and store promotions.

        The following is a summary of North American Retail store activity for the nine months ended June 30, 2012 and 2011:

North American Retail stores:	Nine months ended June 30, 2012	Nine months ended June 30, 2011
Vitamin World
Open at beginning of the period	443	457
Opened during the period	—	2
Closed during the period	(13)	(15)

Open at end of the period	430	444

Le Naturiste
Open at beginning of the period	80	81
Opened during the period	—	—
Closed during the period	—	(1)

Open at end of the period	80	80

Total North American Retail
Open at beginning of the period	523	538
Opened during the period	—	2
Closed during the period	(13)	(16)

Open at end of the period	510	524

  Cost of Sales

        Cost of sales for the nine months ended June 30, 2012 as compared with the prior comparable period was as follows:

	Nine months ended June 30,	Nine months ended June 30,
	2012	2011	$ change	% change
Cost of sales	$1,232,710	$1,284,930	$(52,220)	(4.1)%
Percentage of net sales	53.4%	58.1%

        The decrease in cost of sales as a percentage of net sales is primarily attributable to an adjustment in the quarter ended December 31, 2011 of $122,104 to acquired inventory to its fair value as required under purchase accounting in connection with the Merger. Excluding the impact of this adjustment, cost of sales as a percentage of net sales is up 0.8 percentage points. This increase is due to higher costs of certain raw materials, partially offset by the impact of having a greater proportion of higher margin branded product sales in the current period than in the prior comparable period.

        Cost of sales as a percentage of net sales has fluctuated in the past, in part due to competitive pressures in the private label business, product mix and fluctuations in the cost of certain raw materials. To address these matters, we continuously seek to implement improvements in our supply chain, and are also increasing our focus on branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses for the nine months ended June 30, 2012, as compared with the prior comparable period were as follows:

	Nine months ended June 30,	Nine months ended June 30,
	2012	2011	$ change	% change
Advertising, promotion and catalog	$130,282	$116,523	$13,759	11.8%
Percentage of net sales	5.6%	5.3%

        The $13,759, or 11.8%, increase in advertising, promotion and catalog expense as compared to the prior comparable period is a result of our efforts to increase our brand awareness across various platforms such as television, print media and website and internet search engine advertising.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") for the nine months ended June 30, 2012, as compared with the prior comparable period were as follows:

	Nine months ended June 30,	Nine months ended June 30,
	2012	2011	$ change	% change
Selling, general and administrative	$654,207	$622,385	$31,822	5.1%
Percentage of net sales	28.3%	28.1%

        The SG&A increase of $31,821 for the nine months ended June 30, 2012, as compared to the prior comparable period, is due to $10,934 of increased employee compensation costs primarily due to higher salaries and benefit costs to existing associates; $4,718 of increased freight costs primarily due to higher volume as well as increased fuel surcharges; and a $8,375 increase in legal and professional fees, partially offset by lower insurance costs of $2,132.

  Merger Expenses

        Merger expenses for the nine months ended June 30, 2011 consisted of $15,660 in bank costs associated with an unused bridge loan, $14,324 for a portion of the transaction fee paid to Carlyle, $6,929 for an employment agreement termination payment due to a former executive officer and $7,566 of merger related costs. There were no Merger expenses for the nine months ended June 30, 2012.

  Impairment of Julian Graves Limited Assets

        During the nine months ended June 30, 2012, the board of directors of Julian Graves Limited decided to place the company into U.K. Administration and an impairment charge of $20,106 was recorded.

  Income from Operations

        Income from operations for the nine months ended June 30, 2012 as compared to the prior comparable period was as follows:

	Nine months ended June 30,	Nine months ended June 30,
	2012	2011	$ change	% change
Wholesale/U.S. Nutrition	$180,355	$223,213	$(42,858)	(19.2)%
European Retail	92,269	88,797	3,472	3.9%
Direct Response/E-Commerce	43,291	45,936	(2,645)	(5.8)%
North American Retail	14,576	8,823	5,753	65.2%
Corporate	(59,249)	(223,043)	163,794	73.4%

Total	$271,242	$143,726	$127,516	88.7%

Percentage of net sales	11.7%	6.5%

        The decrease in the Wholesale segment's income from operations was primarily due to lower margins on private label business as well as an increase in certain raw material costs, increased advertising expense to increase brand awareness, as well as increased SG&A costs. The increase in the European Retail segment's income from operations was the result of higher sales volume and higher profit margins due to increased prices and improved product procurement, offset by the impairment of certain assets of Julian Graves Limited and a 1.8% decrease in the average currency exchange rate (British pound to the U.S. dollar) as compared to the prior comparable period. The decrease in the Direct Response/E-Commerce segment's income from operations was primarily due to greater use of promotions as well as higher advertising and freight costs. The increase in the North American Retail segment's income from operations reflects the continued benefit from higher sales volume. The decrease in the Corporate segment loss from operations was primarily caused by non-recurring costs in the prior period as a result of the Merger relating to an inventory adjustment to fair value, as well as certain non-recurring legal and other professional advisory fees.

  Interest Expense

        Interest expense for the nine months ended June 30, 2012 decreased from the prior comparable period due to the prepayment of $225,000 of our term loan B-1 as well as the refinancing of our senior credit facilities in the prior comparable period which resulted in a write-off of deferred financing costs of $20,824. In addition, $2,394 of the call premium on the term loan B and termination costs on the interest rate swap contracts of $1,525 were expensed in the prior comparable period. This was partially offset by the write-off of deferred financing costs of $9,289 associated with the prepayment of $225,000 of our term loan B-1.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the nine months ended June 30, 2012 was 31.2%. The effective income tax rate was higher for the nine months ended June 30, 2012 primarily due to certain foreign benefits and other deductions that were higher in proportion to the net tax expense and thus decreased the effective tax rate for the nine months ended June 30, 2011.

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

        In addition, the terms of the Refinancing require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility (including swingline loans and letters of credit). We were in compliance with all covenants under the Credit Agreement at June 30, 2012. During the nine months ended June 30, 2012, no amounts were outstanding under the revolving credit facility. All other financial covenants required by the senior secured credit facilities were removed as part of the Refinancing.

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

        We expect our fiscal 2012 capital expenditures to be in excess of recent periods due to our increased investments in our business.

        The following table sets forth, for the periods indicated, cash balances and working capital:

	As of June 30, 2012	As of September 30, 2011
Cash and cash equivalents	$259,689	$394,406
Working capital (including cash and cash equivalents)	$846,568	$899,698

        The following table sets forth, for the periods indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	For the nine months ended June 30, 2012	For the nine months ended June 30, 2011
Cash flow provided by operating activities	$137,857	$170,241
Cash flow used in investing activities	$(41,575)	$(4,021,555)
Cash flow (used in) / provided by financing activities	$(229,360)	$3,802,604
Inventory turnover	2.4	2.3
Days sales (Wholesale) outstanding in accounts receivable	31	31

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

        The decrease in working capital of $53,130 at June 30, 2012 as compared to September 30, 2011 was primarily due to the debt prepayment of $225,000 partially offset by cash flows from operations.

        Cash provided by operating activities during the nine months ended June 30, 2012 and 2011 was mainly attributable to income from operations and increased accounts payable, partially offset by increases in inventory and accounts receivable and decreases in accrued expenses and other liabilities.

        During the nine months ended June 30, 2012, cash flows used in investing activities consisted of cash paid for the purchases of property, plant and equipment. During the nine months ended June 30, 2011, cash flows used in investing activities consisted of cash paid for the purchases of property, plant and equipment and the impact of the Transactions.

        For the nine months ended June 30, 2012, cash flows used in financing activities related to prepayment of principal payments on term loan B-1. During the nine months ended June 30, 2011, cash flows provided by financing activities included the impact of the Transactions.

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

        The following table reconciles net income (loss) to EBITDA and Consolidated EBITDA (as defined in our senior credit facilities) for the three and nine months ended June 30, 2012 and 2011:

	Three months ended June 30, 2012	Three months ended June 30, 2011	Nine months ended June 30, 2012	Nine months ended June 30, 2011
Net income (loss)	$41,240	$75,628	$102,515	$(7,970)
Interest expense	36,577	38,500	122,473	155,288
Income tax	16,214	4,421	46,395	(843)
Depreciation and amortization	26,163	25,759	78,482	76,572

EBITDA	120,194	144,308	349,865	223,047
Severance costs(a)	744	3,106	2,192	4,713
Stock-based compensation(b)	881	112	2,380	798
Management fee(c)	750	750	2,250	2,250
Merger related costs(d)	—	614	—	44,479
Inventory fair value adjustment(e)	—	—	—	122,104
Pro forma cost savings(f)	8,485	1,980	25,455	5,940
Impairments(g)	20,224	1,384	21,794	2,025
Other non-recurring items(h)	7,987	4,109	18,931	6,387
Limitation on certain EBITDA adjustments	(1,677)	—	(5,031)	—

Consolidated EBITDA	$157,588	$156,363	$417,836	$411,743

(a)
Reflects the exclusion of severance costs incurred at various subsidiaries of the Company.

(b)
Reflects the exclusion of non-cash expenses related to stock options.

(c)
Reflects the exclusion of the Carlyle management fee.

(d)
Reflects the exclusion of costs incurred in connection with the Merger.

(e)
Reflects the exclusion of the sell-through of the increased fair value of opening inventory at acquisition required under purchase accounting.

(f)
Reflects three and nine months, respectively of prospective savings in accordance with the Credit Agreement; specifically, the amount of cost savings expected to be realized from operating expense reductions and other operating improvements as a result of specified actions taken or initiated, less the amount of any actual cost savings realized during the period.

(g)
Reflects the impairment of certain assets, including the Julian Graves Limited impairment of $20,106 for the three and nine months ended June 30, 3012.

(h)
Reflects the exclusion of non-recurring items including recruitment fees and consulting fees.

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

Foreign Currency

        Approximately 32% and 31% of our net sales during the nine months ended June 30, 2012 and 2011, respectively, were denominated in currencies other than U.S. dollars, principally British pounds and to a lesser extent euros, Canadian dollars and Chinese yuan. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on us, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	June 30, 2012	September 30, 2011
Total Assets	26%	24%
Total Liabilities	3%	4%

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. dollars. This process results in exchange rate gains and losses, which are included as a separate component of stockholders' equity under the caption "Accumulated other comprehensive loss."

        During the nine months ended June 30, 2012 and 2011, translation (losses) gains of $5,517 and $15,836, respectively, were included in determining other comprehensive income. Cumulative translation (losses) gains of approximately $25,713 and $20,196 were included as part of accumulated other comprehensive income within the consolidated balance sheet at June 30, 2012 and September 30, 2011, respectively.

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

        In July 2012, the FASB issued guidance to allow an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying value before applying the two-step quantitative impairment test. If it is determined through the qualitative assessment that an indefinite-lived intangible asset's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing entities to directly apply the quantitative assessment. This new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of the guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

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

        To manage the potential exposure from adverse changes in currency exchange rates, specifically the British pound, arising from our net investment in British pound denominated operations, on December 16, 2010, we entered into three cross currency swap contracts. The aggregate notional amount of the swap contracts is £194,200 (approximately $305,000), with a forward rate of 1.565, and a termination date of September 30, 2017.

        Net sales denominated in foreign currencies were approximately $741,836, or 32.1% of total net sales, for the nine months ended June 30, 2012. A majority of our foreign currency exposure is denominated in British pounds and Canadian dollars. For the nine months ended June 30, 2012, as compared to the prior comparable period, the British pound decreased 1.82% as compared to the U.S. dollar and the Canadian dollar decreased 2.27% as compared to the U.S. dollar. The combined effect of the changes in these currency rates resulted in a decrease of $11,900 in net sales and a decrease of $1,632 in operating income.

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

 NBTY, Inc.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2012, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NBTY, Inc.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
(Dollar amounts in thousands)

Stock Purchases

        On May 11, 2010, a putative class-action, captioned John F. Hutchins v. NBTY, Inc., et al, was filed in the United States District Court, Eastern District of New York, against NBTY and certain current and former officers, claiming that the defendants made false material statements, or concealed adverse material facts, for the purpose of causing members of the class to purchase NBTY stock at allegedly artificially inflated prices. An amended complaint, seeking unspecified compensatory damages, attorneys' fees and costs, was served on February 1, 2011. The Company moved to dismiss the amended complaint on March 18, 2011 and that motion was denied on March 6, 2012. Discovery is ongoing. We believe the claims to be without merit and intend to vigorously defend this action. At this time, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of any of the defendants.

Employment Class Actions

        On or about July 7, 2010, a putative class action captioned Hamilton and Taylor v. Vitamin World, Inc. was filed against one of our subsidiaries in the Alameda Superior Court, California. Plaintiffs seek to represent a class of employees in connection with several causes of action alleging, among other things, wage and hour violations. Plaintiffs describe the class as all non-exempt current and former employees of Vitamin World Stores in California. The complaint seeks compensatory damages, statutory penalties, restitution, disgorgement of profits, and attorneys' fees and costs in unidentified amounts. Vitamin World, Inc. has agreed upon a proposed settlement with the plaintiffs, and the parties have submitted settlement documentation to the court for approval, which would provide for payments to the class. Until such settlement is approved and entered by the court, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of the defendant. This proposed settlement is not material.

        On or about April 8, 2010, a putative class action captioned Dirickson v. NBTY Acquisition, LLC, NBTY Manufacturing, LLC, NBTY, Inc., and Volt Management Corporation ("Volt") was filed against the Company and certain subsidiaries in the Superior Court of California, County of Los Angeles. Volt is not related to the Company. Plaintiff seeks to represent a class of employees in connection with several causes of action alleging, among other things, wage and hour violations. The complaint seeks damages on behalf of all non-exempt employees within the State of California who worked for Volt or any of the NBTY entities between April 8, 2006 and April 8, 2010, including compensatory damages, unpaid wages, statutory penalties, restitution, unspecified injunctive relief, unjust enrichment and attorneys' fees and costs in unidentified amounts. The parties submitted to the court a settlement agreement providing for potential payments to the class and the court preliminarily approved the settlement agreement on or about May 9, 2012. . No determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, until such settlement is approved and entered by the court. The estimated settlement value is not material.

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

 NBTY, Inc.
Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of NBTY, Inc.(1)
3.2	Second Amended and Restated By-Laws of NBTY, Inc.(2)
4.1	Indenture, dated as of October 1, 2010, among NBTY, Inc., certain of its guarantor subsidiaries named therein, and The Bank of New York Mellon, as trustee, governing the 9% Senior Notes due 2018.(3)
4.2	First Supplemental Indenture, dated May 3, 2011, among NBTY, Inc., NBTY Florida, Inc. and The Bank of New York Mellon.(4)
4.3	Second Supplemental Indenture, dated June 29, 2012 among NBTY, Inc., NBTY Manufacturing Texas, LLC and The Bank of New York Mellon.*
4.4	Form of 9% Senior Notes due 2018 (included as Exhibit A to Exhibit 4.1).
10.1	Employment Agreement, dated August 6, 2012, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Glenn Schneider.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

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

(2)
Incorporated by reference to Exhibit 3.2 to the Registration Statement.

(3)
Incorporated by reference to Exhibit 4.1 to the Registration Statement.

(4)
Incorporated by reference to Exhibit 4.2 to NBTY, Inc.'s Form 10-Q filed August 10, 2011 (File No. 333-172973)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBTY, INC.
(Registrant)
Date: August 7, 2012	By:	/s/ JEFFREY NAGEL Jeffrey Nagel Chief Executive Officer
Date: August 7, 2012	By:	/s/ MICHAEL D. COLLINS Michael D. Collins Chief Financial Officer