Form 10-K
period 2012-09-30
NBTY INC
filed 2012-11-27
CIK 70793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2012.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 333-172973

NBTY, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-2228617 (I.R.S. Employer Identification No.)
2100 Smithtown Avenue Ronkonkoma, New York (Address of principal executive offices)	11779 (Zip Code)
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

Yes ☒    No ☐

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

Yes ☐    No ☒

          The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of March 30, 2012 was $0. The number of shares of common stock of the registrant outstanding at November 26, 2012 was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE.

          None

NBTY, INC.
ANNUAL REPORT
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

i

FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K for the fiscal year ended September 30, 2012 (this "Report") contains "forward-looking statements" within the meaning of the securities laws. You should not place undue reliance on these statements. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include:

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

  •
  volatile conditions in the capital, credit and commodities markets and in the overall economy;

  •
  dependency on retail stores for sales;

  •
  the loss of significant customers;

  •
  compliance with new and existing federal, state, local or foreign legislation or regulation, or adverse determinations by regulators anywhere in the world (including the banning of products) and, in particular, Good Manufacturing Practices ("GMPs") in the United States, the Food Supplements Directive and Traditional Herbal Medicinal Products Directive (the "Herbal Products Directive") in Europe and greater enforcement by any such federal, state, local or foreign governmental entities;

  •
  material product liability claims and product recalls;

  •
  our inability to obtain or renew insurance, or to manage insurance costs;

  •
  international market exposure and compliance with anti-corruption laws in the U.S. and foreign jurisdictions;

  •
  difficulty entering new international markets;

  •
  legal proceedings initiated by regulators in the United States or abroad;

  •
  unavailability of, or our inability to consummate, advantageous acquisitions in the future, or our inability to integrate acquisitions into the mainstream of our business;

  •
  difficulty entering new international markets;

  •
  loss of executive officers or other key personnel;

  •
  loss of certain third-party suppliers;

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

  •
  work stoppages at our facilities;

  •
  increased raw material, utility and fuel costs;

  •
  fluctuations in foreign currencies, including the British pound, the euro, the Canadian dollar and the Chinese yuan;

  •
  interruptions in information processing systems and management information technology, including system interruptions and security breaches;

  •
  failure to maintain and/or upgrade our information technology systems;

  •
  our inability to protect our intellectual property rights;

  •
  our exposure to, and the expense of defending and resolving, product liability claims, intellectual property claims and other litigation;

  •
  failure to maintain effective controls over financial reporting;

  •
  other factors disclosed in this Report; and

  •
  other factors beyond our control.

        In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this Report might not prove accurate. You should not place undue reliance upon them. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date of this Report, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

INDUSTRY AND MARKET DATA

        In this Report, we rely on and refer to information and statistics regarding our industry, products or market share. We obtained some of this information and statistics from third-party sources, such as independent trade associations, industry publications, government publications or reports by market research firms. Additionally, we have supplemented third-party information where necessary with management estimates, based on our review of internal surveys, information from our customers and suppliers, trade and business organizations and other contacts in the markets in which we operate, and our management's knowledge and experience. However, these estimates are subject to change and are uncertain due to limits on the availability and reliability of primary sources of information and the voluntary nature of the data gathering process. Although we believe that these independent sources and our management's estimates are reliable as of the date of this Report, we have not independently verified this information, and we cannot assure you of its accuracy or completeness. As a result, you should be aware that market share and industry data included in this Report, and estimates and beliefs based on that data, may not be reliable. We make no representation as to the accuracy or completeness of the information.

 OTHER DATA

        Numerical figures included in this Report have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

        References in this Report to our fiscal year refer to the fiscal year ended September 30 in the specified year. For example, references to "fiscal 2012" refer to our fiscal year ended September 30, 2012.

PART I

Item 1.    Business

        The following description of our business should be read in conjunction with the information included elsewhere in this Report. This description contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in "Forward-Looking Statements," "Risk Factors" and elsewhere in this Report. Unless the context otherwise requires, references in this Report to "we," "our," "us," or the "Company," refer to NBTY, Inc. together with its subsidiaries.

Our Company

        We are the leading vertically integrated manufacturer, marketer, distributor and retailer of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. Our products are marketed through four operating segments: Wholesale, European Retail, Direct Response/E-Commerce and North American Retail. We currently market over 25,000 individual stock keeping units ("SKUs") under a portfolio of well-known brands, with leading category positions across their respective categories, channels and geographies. With our broad range of products, we are able to offer our wholesale customers a "one-stop" source for a wide assortment of both branded and private label products across the value spectrum. Additionally, we have a significant presence in virtually every major vitamins, minerals, herbs and supplements ("VMHS") product category and in multiple key distribution channels. We utilize our direct-to-consumer channels to identify new consumer trends and leverage our flexible manufacturing capabilities and strong supplier relationships to bring new products to market quickly. Through our industry-leading manufacturing operations and significant economies of scale, we believe we are a low-cost manufacturer that offers attractively priced products to retailers and consumers. In addition, we enjoy long-standing relationships with several domestic retailers, including Wal-Mart, Costco, CVS, Walgreens, Kroger and Target. We believe our diversified product, channel and geographic revenue mix, strong key customer relationships and steady demand for VMHS products provide for a diversified, stable and profitable business with strong cash flows.

        NBTY, Inc. was incorporated in New York in 1971 under the name Nature's Bounty, Inc. We changed our state of incorporation to Delaware in 1979 by merger. In 1995, we changed our name to NBTY, Inc. NBTY's principal executive offices are located at 2100 Smithtown Avenue, Ronkonkoma, New York 11779, our telephone number is (631) 567-9500, and our website is www.nbty.com.

Carlyle Transaction

        On October 1, 2010, NBTY consummated a merger (the "Merger") with an affiliate of The Carlyle Group ("Carlyle"), under which the Carlyle affiliate acquired 100% of NBTY's equity. Carlyle financed the Merger with equity financing provided by an investment fund affiliated with Carlyle, the sale of our 9% senior notes due 2018 (our "notes"), cash on hand at NBTY and senior secured credit facilities initially consisting of (1) senior secured term loan facilities of $1.75 billion and (2) a senior secured revolving credit facility with commitments of $250 million (our "senior secured credit facilities") under a credit agreement with Barclays Bank PLC as administrative agent. We refinanced our senior secured credit facilities, term loans and revolving credit facility in March 2011 (the "Refinancing").

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

Recent Developments

        On October 17, 2012, our parent company, Alphabet Holding Company, Inc. ("Holdings"), sold 7.75%/8.50% contingent cash pay senior notes due 2017 (the "Holdco Notes"), in an aggregate principal amount of $550 million through a private placement. These contingent cash pay senior notes are not guaranteed by NBTY or its subsidiaries. The proceeds from the offering of the Holdco Notes and $200 million of cash on hand at NBTY were used to pay fees and expenses related to the transaction and a cash dividend to Holdings' shareholders in the amount of $722 million. While NBTY has no direct obligation under the Holdco Notes, NBTY is the sole source of cash generation for Holdings. The Holdco Notes do not appear on our balance sheet and the related interest expense on the Holdco Notes and other general and administrative expenses of Holdings are not included in our income statement. The Holdco Notes do not require any cash interest payments until May 1, 2013.

        In connection with the offering of the Holdco Notes, we amended our credit agreement to allow Holdings to issue and sell the contingent cash pay senior notes in the private placement. In addition, the amendment, among other things, (i) increased the general restricted payments basket, (ii) increased the maximum total leverage ratio test which governs the making of restricted payments using Cumulative Credit (as defined in our credit agreement) and (iii) modified the definition of Cumulative Credit to be calculated retroactively using 50% of the consolidated net income as defined in the indenture governing our notes.

        On November 26, 2012, we acquired all of the outstanding shares of Balance Bar Company, a company that manufactures and markets nutritional bars, for a purchase price of approximately $78 million of cash, subject to certain post-closing adjustments. We used funds drawn from the revolving portion of our senior secured credit facilities to finance this acquisition.

Operating Segments

        We market our products through a global multi-channel distribution platform, supported by our industry-leading manufacturing operations and supply chain.

        Wholesale.    We are the leading wholesale manufacturer of branded and private label VMHS products in the United States. We sell our products in virtually all major mass merchandisers, club stores, drug store chains and supermarkets. We also sell our products to independent pharmacies, health food stores, the military and other retailers. Our key brands include Nature's Bounty®, Osteo Bi-Flex®, Pure Protein®, Body Fortress®, Sundown®, MET-Rx® and Ester-C®. We sell directly to health and natural food stores under the Solgar®, SISU® and Good 'N Natural® brands, to health food wholesalers under our American Health® brand and to healthcare practitioners through our Physiologics® brand. We also have licensing relationships with Disney Consumer Products, Inc. and Marvel Characters, B.V. to manufacture VMHS products for children using their character images and licensed art work. In addition to our strong brand positions, we are a leading private label manufacturer in the industry and supply the majority of private label VMHS products to several of the largest U.S. retailers. Fiscal 2012 branded sales accounted for approximately 64% and private label sales accounted for approximately 36% of our Wholesale sales.

        European Retail.    We have significant retail operations throughout Europe. We are the leading VMHS specialty retailer in the United Kingdom. As of September 30, 2012, this segment generated revenue through the retail operations of 687 Holland & Barrett stores (including ten franchised stores in Singapore, six franchised stores in Cyprus, three franchised stores in Malta and one franchised store in each of Gibraltar and Hungary, three franchised stores in United Arab Emirates and six franchised stores in China), 55 GNC (UK) stores, 42 Nature's Way stores in Ireland and 112 De Tuinen stores in the Netherlands, including 10 franchised locations. Holland & Barrett, the leading player in the United Kingdom VMHS specialty retail business, sells VMHS products and food products, such as fruits and nuts, through a broad range of approximately 4,400 SKUs. Our GNC (UK) stores specialize in vitamins, minerals and sports nutrition products, marketing approximately 1,900 SKUs targeted at the more health-conscious sports enthusiasts and price-sensitive customers, and are a strong complement to the Holland & Barrett stores. We believe the breadth of our product offering, the superior customer service provided in our stores and the deep category and product knowledge of our well trained sales associates are key differentiators relative to our competitors. On July 2, 2012, Julian Graves Limited ("Julian Graves"), a subsidiary organized under the laws of the United Kingdom and Wales, was placed into administration and its management, affairs, business, and property were under the direct control of Deloitte LLP as administrator. During the course of the administration, attempts to sell the business were unsuccessful and the operations were wound down by the end of August 2012.

        Direct Response/E-Commerce.    Through our internet and mail-order catalogs, we are a leader in the U.S. direct response VMHS industry, offering a full line of VMHS products and selected personal care and sports nutrition items under our Puritan's Pride® brand and other brand names, at prices that are generally at a discount to similar products sold in retail stores. We also offer products focusing on other brands through websites associated with our retail operations, such as www.vitaminworld.com, www.hollandandbarrett.com, www.detuinen.nl and www.gnc.co.uk. During fiscal 2012, our Puritan's Pride website, www.puritan.com, generated an average of 1.2 million unique visitors per month. As of September 30, 2012, Puritan's Pride operated across four active websites in three languages. Puritan's Pride is strategically advantaged relative to its competitors, offering high-quality products at low direct-from-manufacturer prices, as well as multi-buy promotions, creating a seamless shopping experience for customers. Our highly automated, industry-leading equipment enables us to process orders quickly, economically and efficiently, with orders typically filled within 24 hours of receipt. Internet sales accounted for approximately 66% of our total fiscal 2012 Direct Response/E-Commerce sales.

        North American Retail.    As of September 30, 2012, we operated 426 Vitamin World retail stores throughout the United States, including Puerto Rico, Guam and the U.S. Virgin Islands, primarily in regional and outlet malls. Each store carries a full line of store brand products, as well as products manufactured by third parties. Vitamin World stores serve as an effective channel to identify early consumer and market trends, as well as to test new product introductions and ascertain product acceptance. We are able to provide insight into the marketplace to our domestic wholesale customers and can leverage our vertically integrated model to bring new products to the market quickly. We believe the direct-to-consumer channels also serve a key role in educating consumers on the VMHS category, including new products and the latest clinical studies and research. On August 31, 2012, we consummated the sale of substantially all of the assets and liabilities, including 80 retail stores throughout Canada, of Le Naturiste Inc. ("Le Naturiste"), a subsidiary organized under the laws of Canada, to an unrelated third party.

Operating Segment and Geographic Financial Information

        For a presentation of financial information for each of our operating segments, including financial information relating to the geographic areas in which we conduct our business, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations," and Note 21 to the fiscal 2012 Consolidated Financial Statements included elsewhere in this Report.

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

Increase Sales from Existing and New Customers

        We expect to continue to drive organic growth through incremental shelf space with existing customers, new customer additions and the continued strong momentum of our branded products. Our ability to supply both branded and private label products across all price points allows retailers to source a majority of their VMHS products from one supplier.

New Product Introductions

        We have been among the first in the industry to introduce innovative products in response to new research and clinical studies, media attention and consumer preferences. Given our presence in multiple distribution channels, we are well-positioned to identify trends and demand for new products, and we have the manufacturing scale, expertise and supplier relationships to respond rapidly and bring new products to market. During fiscal 2012, we introduced over 160 new products.

Further Penetrate International Markets

        Our products are currently marketed and sold in approximately 90 countries . However, only $1.1 billion (or 36%) of our sales in fiscal 2012 were sold to customers outside the United States, of which $653 million was to customers located in the United Kingdom. We plan to capitalize on our industry-leading manufacturing and distribution capabilities to drive incremental international sales, particularly in emerging markets such as those in Asia and Central and South America, which are characterized by a rising middle-class, high rates of nutritional deficiencies and a strong demand for high-quality VMHS products from U.S. based manufacturers. In addition, we plan to concentrate on Western European markets, where there is a demand for VMHS products, by leveraging our current distribution structure.

Drive Growth and Profitability in Retail Operations

        We will continue to focus on positioning our retail operations for growth and profitability through various strategies, including a pricing strategy that focuses on value, optimization of our store base, expansion of our customer loyalty programs, a new store format and focusing on development of our associates. We continue to strengthen our position as a customer-centric specialty retailer through our associate development initiatives which provide associates at all levels with resources to enhance customer service and sales skills, to improve product knowledge and to provide a clear path for career growth. Vitamin World store performance has demonstrated the favorable impact of these initiatives.

        We also have implemented several successful initiatives in our European Retail operations. We are focused on maximizing multi-channel business and driving increased customer traffic by modifying our promotional pricing strategy, increasing our focus on associate training, and developing loyalty and customer relationship management programs.

Free Cash Flow Generation

        We expect our strong and stable cash flows to be driven by continued strong top-line growth and targeted initiatives for ongoing improvement in our manufacturing and supply chain operations, as well as low maintenance capital expenditures and improvements in working capital efficiency.

Enhance Manufacturing Efficiencies

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

Disciplined Acquisition Strategy

        Since 1986, we have acquired and successfully integrated more than 30 companies, expanding our brands, geographic presence, distribution channels and product offerings. In the fragmented, global VMHS industry, there remains a robust pool of acquisition opportunities across channels and geographies. We expect to continue to take a disciplined approach to acquisitions and will capitalize on our strong track record of integrating acquisitions and realizing synergies to address complementary business opportunities.

Employees

        As of September 30, 2012, we employed approximately 13,500 persons. In addition, we sell products through commissioned sales representative organizations. As of September 30, 2012, CAW Local 468, Retail Wholesale Canada Division, represented approximately 270 of our associates in Canada under an agreement that expired in October 2012. The CAW reached a new three-year collective agreement on September 30, 2012. We believe we have strong employee and labor relations domestically and internationally and historically have not experienced work stoppages that materially adversely affected our operations.

Advertising

        For fiscal 2012, 2011 and 2010, we spent approximately $164 million, $152 million and $137 million, respectively, on advertising, promotions and catalogs, including print, media and cooperative advertising. Our in-house advertising staff creates our advertising materials, which include print, radio, television and internet advertising. In the United Kingdom and Ireland, Holland & Barrett advertises on television. Holland & Barrett, GNC (UK) and Nature's Way advertise in national newspapers and conduct sales promotions. DeTuinen advertises on television and in newspapers and conducts sales promotions in the Netherlands. In addition, Holland & Barrett, GNC (UK) and De Tuinen each publishes its own magazine with articles and promotional materials. Solgar and GNC (UK) advertise in trade journals and magazines, operate web sites and conduct sales promotions. In Canada,

SISU advertises in trade journals and magazines. Vita Health advertises in newspapers, trade publications and magazines and operates web sites.

Manufacturing, Distribution and Quality Control

        At September 30, 2012, we employed approximately 4,800 manufacturing, shipping and packaging associates. We manufacture domestically in Arizona, California, Florida, New Jersey, New York and North Carolina. In addition, at September 30, 2012, we manufactured internationally in Winnipeg, Manitoba, Canada, Burton, United Kingdom, and Zhongshan, China. We have technologically advanced, industry-leading manufacturing and production facilities, with total production capacity of approximately 70 billion tablets, capsules and softgels per year.

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

        We are subject to regulations and standards of a similar nature in Canada, China and the United Kingdom with respect to our manufacturing activities in those countries. We maintain mandatory Health Canada GMP Natural Health Product Licenses and establishment and site licenses.

        In the United States and Canada, we have received recognition from many prestigious private organizations, including U.S. Pharmacopeia GMP Certification (as part of their Dietary Supplement Verification Program). Additionally, we have been recognized in the United Kingdom with MHRA Importation License and Wholesale Dealers License, as well as the BRC Global Standard for Food Safety.

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

        During fiscal 2012 and 2011, Wal-Mart, individually, accounted for 23% and 25% of our Wholesale segment's net sales, respectively, and 14% and 15% of our consolidated net sales, respectively. As of September 30, 2012, Wal-Mart, individually, accounted for 18% of our Wholesale segment's gross accounts receivable. We sell products to Wal-Mart under individual purchase orders placed by Wal-Mart under Wal-Mart's standard terms and conditions of sale. These terms and conditions include insurance requirements; representations by us with respect to the quality of our products and our manufacturing process; our obligations to comply with law; and indemnifications by us if we breach our representations or obligations. There is no commitment from Wal-Mart to purchase from us, or from us to sell to Wal-Mart, any minimum amount of product. The loss of Wal-Mart, or any other major customer, would have a material adverse effect on us if we were unable to replace that customer. See "Item 1A. Risk Factors—Risks Relating to Our Business—One of our customers accounted for 14% of our consolidated net sales during fiscal 2012, and the loss of this customer, or any of our other major customers, could have a material adverse effect on our results of operations."

Government Regulation

  United States

        The processing, formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by federal agencies, including the FDA, the United States Federal Trade Commission ("FTC"), the U.S. Customs and Border Protection ("CBP"), the U.S. Postal Service ("USPS"), the Consumer Product Safety Commission ("CPSC"), the Department of Agriculture, U.S. Department of Labor's Occupational Safety & Health Administration ("OSHA") and the U.S. Environmental Protection Agency ("EPA"). These activities also are subject to regulation by various agencies of the states, localities and foreign countries in which we sell our products. In particular, the FDA, under the Federal Food, Drug, and Cosmetic Act (the "FDCA"), regulates the biennial registration, formulation, manufacturing, packaging, labeling, distribution and sale of foods, including dietary supplements, vitamins, minerals and herbs and cosmetics. The FTC regulates the advertising of these products, and the USPS regulates advertising claims with respect to such products sold by mail order. The National Advertising Division ("NAD") of the Council of Better Business

Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD may refer matters that the NAD views as violating FTC guides or rules to the FTC for further action.

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

        The FDA generally prohibits the use in labeling for a dietary supplement of any "disease claim," correlating use of the product with a decreased risk of disease, unless the claim is specifically pre-approved or authorized by the FDA. DSHEA permits "statements of nutritional support" to be included in labeling for dietary supplements without FDA pre-approval. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being (but may not state that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease). FDA deems internet materials as labeling in most cases, so our internet materials must comply with FDA requirements and could be the subject of regulatory action if the FDA, or the FTC reviewing the materials as advertising, considers the materials false or misleading. A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. FTC has recently imposed an extremely stringent product specific, clinical trial substantiation standard on certain dietary supplement manufacturers making statements of nutritional support. When such a claim is made on labels, we must disclose on the label that the FDA has not "evaluated" the statement, disclose that the product is not intended for use for a disease, and notify the FDA about our use of the statement within 30 days of marketing the product. However, there can be no assurance that the FDA will not determine that a particular statement of nutritional support that we want to use is an "unauthorized health or disease claim" or an unauthorized version of a "health claim." Such a determination might prevent us from using the claim.

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

        In October 2012, the FTC announced proposed revisions to its Guides For The Use Of Environmental Marketing Claims ("Green Guides"). These Green Guides are intended to assist advertisers in avoiding the dissemination of false or deceptive environmental claims for their products. The latest proposed revisions to the Green Guides include new guidance regarding advertisers' use of product certifications and seals of approval, "renewable energy" claims, "renewable materials" claims, and "carbon offset" claims. Many of these provisions instruct advertisers to specify and qualify environmental claims even more extensively than previously required. The FTC simultaneously has reminded advertisers that environmental claims inconsistent with the Green Guides may trigger FTC challenge. In addition, although these Green Guides do not themselves have the force of law and are not independently enforceable, violations of them might give rise not only to FTC scrutiny but also to actions under state consumer fraud statutes.

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

        In December 2006, the EU published the Nutrition and Health Claim Regulation to apply from July 1, 2007. This regulation controls nutrition and health claims by means of lists of authorized claims that can be made in advertising, labeling and presentation of all foods, including food supplements, together with the criteria a product must meet to use them. Claims already in use before January 1, 2006, and complying with existing national legislation, can continue to be made under transitional arrangements, which expire on December 14, 2012. Thereafter, except in respect of botanical products which will be considered separately, only permitted lists of health claims produced by the European Food Safety Authority and approved by the European Commission can be used.

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

        The Canadian FDA and Canadian Regulations also set out requirements for establishment and site licenses, market authorization for drugs and NHP licenses. Effective January 2004, each NHP must have a product license issued by Health Canada before it can be sold in Canada, subject to certain transition rules. NHPs that had a drug identification number ("DIN") under the prior regulations could continue to be sold without a license until December 31, 2009. Health Canada assigns a natural health product number ("NPN") to each NHP once Health Canada issues the license for that NHP. The Canadian Regulations require that all drugs and NHPs be manufactured, packaged, labeled, imported, distributed and stored under Canadian GMPs or the equivalent thereto, and that all premises used for manufacturing, packaging, labeling and importing drugs and NHPs have a site license (NHPs) or establishment license (drugs), which requires GMP compliance. The Canadian Regulations also set out requirements for labeling, packaging, clinical trials and adverse reaction reporting.

        Health Canada approval for drug marketing authorizations and NHP licenses can take time. The approval time for NHPs and drugs can vary depending on the product and the application or submission. For NHPs, the Canadian Regulations indicate that certain product licenses should be processed within 60 days. However, the regulations also include provisions to extend this time frame if, for example, more information is required. There can be significant delays. Health Canada has publicly acknowledged that there has been a delay in processing NHP licenses, and until August 3, 2010 the Health Canada "Compliance Policy for Natural Health Products" provided that Health Canada would focus compliance actions against those NHPs that do not have a product license submission number and that Health Canada believes pose a health risk. The policy was not to be construed as authorization to sell any NHP that does not have a product license, and Health Canada could exercise its authority to stop the sale of unlicensed NHPs, or NHP sales that otherwise fail to comply with Canadian Regulations at any time. Effective August 3, 2010, regulations to the Canadian FDA came into force which provide that each application for an NPN that is in process, that has not been disallowed and is for a product that is neither a specified restricted product nor a product that contains an ingredient that is likely to result in injury to the health of a consumer, is to be issued an exemption number. Upon the completion of certain formalities, a product license is deemed to have been issued for a product with an exemption number and such license remains in effect until the associated application is processed. These regulations will automatically be repealed 30 months after they came into force. If Health Canada refuses to issue a product license, the NHP can no longer be sold in Canada unless and until Health Canada issues such a license. We have adopted a compliance strategy to adhere to these new regulations and to Health Canada's policies.

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

See "Item 1A. Risk Factors—Risks Relating to Our Business—Complying with new and existing government regulation, both in the United States and abroad, could increase our costs significantly, reduce our growth prospects and adversely affect our financial results," for additional information.

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

International Operations

        We market nutritional supplement products through subsidiaries, distributors, retailers and direct mail in approximately 90 countries throughout Europe, the Middle East, Africa, Central America, North America, South America, Asia, the Caribbean islands and the Pacific Rim countries.

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

 Trademarks and Patents

  General

        We own trademarks registered with the U.S. Patent and Trademark Office (the "PTO") and many foreign jurisdictions for our Nature's Bounty®, Body Fortress®, Pure Protein®, Ester-C®, Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, Sundown®, Worldwide Sport Nutrition®, Puritan's Pride®, Holland & Barrett®, Vitamin World® and Leiner® trademarks, among others, and with the appropriate United Kingdom, EU, Benelux, Canadian and Irish authorities for our Holland & Barrett®, De Tuinen®, SISU® and Nature's Way® trademarks, respectively, among others. We have an exclusive license to use the GNC mark in the United Kingdom. Our policy is to pursue registrations for all trademarks associated with our key products. U.S. registered trademarks have a perpetual life, as do trademarks in most other jurisdictions, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value in marketing our products. We hold U.S. and foreign patents on inventions embodied in certain products, including Ester-C® products.

        We have developed many brand names, trademarks and other intellectual property for products in all areas. We consider the overall protection of our patent, trademark, license and other intellectual property rights to be paramount. As such, we vigorously protect these rights against infringement. We have approximately 2,400 trademark registrations and applications with the PTO or foreign trademark offices.

        We hold approximately 50 patents and patent applications, in the United States and in certain other countries, most of which relate to Ester-C®. We also are prosecuting a patent application on Ester-C® compositions in the E.U. U.S. patents for Ester-C® expire June 2019. Most foreign patents for Ester-C® products expire between February 2019 and June 2021, with a large number of foreign patents expiring in 2019.

  Canada

        Each of our Solgar, Vita Health, Nature's Bounty, MET-Rx and SISU subsidiaries owns the trademarks registered in Canada for its respective brand.

  United Kingdom/Ireland

        Our Holland & Barrett subsidiary owns trademarks registered in the United Kingdom and in the EU for its Holland & Barrett® trademark, and has rights to use other names essential to its business. NBTY Europe Limited uses GNC trademarks under an exclusive license in the United Kingdom and these trademarks are considered essential to the business. Our Nature's Way subsidiary owns the Nature's Way® trademarks in Ireland. One of our Solgar subsidiaries owns trademarks in the United Kingdom and in the EU.

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

Raw Materials

        In fiscal 2012, we spent approximately $757 million on raw materials (approximately $680 million domestically), excluding packaging and similar product materials. The principal raw materials required in our operations are vitamins, minerals, herbs and gelatin. We purchased the majority of our vitamins, minerals and herbs from raw material manufacturers and distributors in Asia, Europe, North America and South America. We believe that there are adequate sources of supply for all our principal raw materials, and in general we maintain two to three suppliers for many of our raw materials. From time to time, weather or unpredictable fluctuations in the supply and demand may affect price, quantity, availability or selection of raw materials. We believe that our strong relationships with our suppliers yield high quality, competitive pricing and overall good service to our customers. Although we cannot be sure that our sources of supply for our principal raw materials will be adequate in all circumstances, we believe that we can develop alternate sources in a timely and cost effective manner if our current sources become inadequate. During fiscal 2012, no one supplier accounted for more than 10% of our raw material purchases. Due to the availability of numerous alternative suppliers, we do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations.

        For a description of the impact of seasonality on our financial performance, please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Seasonality."

Item 1A.    Risk Factors

        Please carefully consider the following risk factors, which could materially adversely affect our business, financial condition, operating results and cash flows. The risk factors described below are not the only ones we face. Risks and uncertainties not known to us currently, or that may appear immaterial, also may have a material adverse effect on our business, financial condition, operating results and cash flows.

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

Our ability to obtain additional capital on commercially reasonable terms may be limited or non-existent.

        Although we believe our cash, cash equivalents and short-term investments, as well as future cash from operations and availability under our revolving credit facility, provide adequate resources to fund ongoing operating requirements for the foreseeable future, we may need to seek additional financing to compete effectively.

        If we are unable to obtain capital or obtain capital on commercially reasonable terms, it could:

  •
  reduce funds available to us for purposes such as working capital, capital expenditures, research and development, strategic acquisitions and other general corporate purposes;

  •
  restrict our ability to introduce new services or products or exploit business opportunities;

  •
  increase our vulnerability to economic downturns and competitive pressures in the markets in which we operate; and

  •
  place us at a competitive disadvantage.

Difficult and volatile conditions in the capital, credit and commodities markets and in the overall economy could materially adversely affect our financial position, results of operations and cash flows, and we do not know if these conditions will improve in the near future.

        Our financial position, results of operations and cash flows could be materially adversely affected by continuation of the difficult conditions and significant volatility in the capital, credit and commodities markets and in the overall economy. These factors, combined with low levels of business and consumer confidence and increased unemployment, have precipitated a slow recovery from the global recession and concern about a return to recessionary conditions. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

  •
  under difficult market conditions there can be no assurance that borrowings under our revolving credit facility would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on reasonable terms, or at all;

  •
  in order to respond to market conditions, we may need to seek waivers of various provisions in our senior secured credit facilities, and we might not be able to obtain such waivers on reasonable terms, if at all; and

  •
  market conditions could result in our key customers experiencing financial difficulties and/or electing to limit spending because many consumers consider the purchase of our products discretionary, which in turn could result in decreased sales and earnings for us.

        We do not know if market conditions or the state of the overall economy will improve in the near future.

Because a substantial majority of our sales are to or through retail stores, we are dependent to a large degree upon the success of this channel as well as the success of specific retailers in the channel.

        Approximately 64% of our sales for fiscal 2012 were in the United States. In this market, we sell our products primarily to or through our and third-party retail stores. Because of this, we are dependent to a large degree upon the growth and success of that channel as well as the growth and success of specific retailers in the channel, which are outside our control. There can be no assurance that the retail channel will be able to grow as it faces price and service pressure from other channels.

One of our customers accounted for 14% of our consolidated net sales during fiscal 2012 and the loss of this customer, or any of our other major customers, could have a material adverse effect on our results of operations.

        During fiscal 2012 and 2011, Wal-Mart, individually, accounted for 23% and 25% of our Wholesale segment's net sales, respectively, and 14% and 15% of our consolidated net sales, respectively. As of the end of our fiscal 2012, Wal-Mart, individually, accounted for 18% of our Wholesale segment's total gross accounts receivable. Additionally, for fiscal 2012, our other top three wholesale customers collectively accounted for approximately 24%, of our Wholesale segment's net sales and 15% of our consolidated net sales. We do not have a long-term contract with Wal-Mart or any other major customer, and the loss of this customer or any other major customer could have a material adverse effect on our results of operations. In addition, our results of operations and ability to service our debt obligations would be impacted negatively to the extent Wal-Mart is unable to make payments to us, or does not make timely payments on outstanding accounts receivables.

Complying with new and existing government regulation, both in the United States and abroad, could increase our costs significantly, reduce our growth prospects and adversely affect our financial results.

        The processing, formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by several U.S. federal agencies, including the FDA, the FTC, the CBP, the USPS, the CPSC, the Department of Agriculture, OSHA and the EPA, as well as various state, local and international laws and agencies of the localities in which our products are sold, including Health Canada and the Competition Bureau in Canada, the Food Standards Agency ("FSA") and the Department of Health in the United Kingdom and similar regulators in Ireland, the Netherlands, the EU and China. Government regulations may prevent or delay the introduction, or require the reformulation or relabeling, of our products. Some agencies, such as the FDA, could require us to remove a particular product from the market, delay or prevent the import of raw materials for the manufacture of our products, or otherwise disrupt the marketing of our products. Any such government actions would result in additional costs to us, including lost revenues from any additional products that we are required to remove from the market, which could be material. Any such government actions also could lead to liability, substantial costs and reduced growth prospects. In addition, complying with the AER Act, GMPs and other legislation may impose additional costs on us, which could become significant. Moreover, there can be no assurance that new laws or regulations imposing more stringent regulatory requirements on the dietary supplement industry will not be enacted or issued or that certain agencies will not enforce the existing laws or regulations more strictly. We currently are subject to FTC consent decrees and a USPS consent order, prohibiting certain advertising claims for certain of our products. We also are subject to consent judgments under Proposition 65. A determination that we have violated these obligations could result in substantial monetary penalties, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, we could incur costs as a result of violations of or liabilities hereunder, environmental laws and regulations, or to maintain compliance with such environmental laws, regulations or permit requirements.

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

        The Nutrition and Health Claims Regulation implemented in July 2007 controls the types of claims that can be made for foodstuffs (including supplements) in Europe, and the criteria a product must meet for the claims to be made. Except in relation to botanical products, after December 14, 2012, only certain permitted health claims can be made for foodstuffs, and this may impact our sales of those products in Europe. In addition, we anticipate that it will entail some products being relabeled at an additional cost to meet the implementation date.

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

        In China, the Food Safety Law, which replaced prior regulations, came into force on June 1, 2009. This legislation requires all imported food to comply with applicable national food safety standards and subjects it to inspection by AQSIQ. Where there are no national food safety standards for some imported food, the MOH approval must be obtained before applying for the inspection; otherwise the food in question cannot be imported into China. The revision of the national food safety standards by the MOH and other government agencies is in progress and various new and updated standards are expected to be promulgated and implemented by the end of 2015. The introduction of these new food safety standards may require us to reformulate our existing products to meet the new standards and in some cases, may lead to some products being discontinued.

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

        AQSIQ promulgated the Imported and Exported Food Safety Regulatory Measures on July 22, 2011, which provides for detailed safety and inspection requirements applicable to imported and exported food. These regulations became effective on March 1, 2012 and require us to go through complicated procedures for importing and exporting our products into and from China. In compliance with these regulations, we are in the process of applying for registration of certain of our products as "health food" to meet applicable requirements for manufacture and export of such products. If we fail to obtain required registration on time when our current export license expires, our ability to continue exporting these products from China could be adversely affected, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        See "Item 1. Business—Government Regulation" for more information about the regulatory environment in which we conduct our business.

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

        As of September 30, 2012, we operated 896 retail stores outside of the United States, including 40 franchised stores. In addition, we had significant wholesale sales outside of the United States. For fiscal 2012, international sales represented approximately 36% of our net sales. These international operations expose us to certain risks, including:

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

        In all jurisdictions in which we operate, non-compliance with relevant legislation can result in regulators bringing administrative, or, in some cases, criminal proceedings. In the United States, the FTC has considered bringing actions against the Company in the past. In the United Kingdom, it is common for regulators to prosecute retailers and manufacturers for non-compliance with legislation governing foodstuffs and medicines. Our failure to comply with applicable legislation could occur from time to time, and prosecution for any such violations could have a material adverse effect on our business, results of operations, financial condition and cash flows. See "Item 1. Business—Government Regulation" for additional information.

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

        During fiscal 2012, we manufactured approximately 90% of the nutritional supplements that we sold. We currently operate manufacturing facilities in Arizona, California, Florida, New Jersey, New York and North Carolina in the United States, and in Canada, the United Kingdom and China. All our domestic and foreign operations manufacturing products for sale to the U.S. are subject to GMPs promulgated by the FDA and other applicable regulatory standards, including in the areas of environmental protection and worker health and safety. We are subject to similar regulations and standards in Canada, the United Kingdom and China. Any significant disruption in our operations at any of these facilities, including any disruption due to any regulatory requirement, could affect our ability to respond quickly to changes in consumer demand and could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, we may be exposed to risks relating to the transfer of work between facilities or risks associated with opening new facilities that may cause a disruption in our operations. There have been a number of well publicized incidents of tainted food and drugs manufactured in China in the past few years. Although we have implemented GMPs in our China plant, there can be no assurance that products manufactured in China, or in our other plants around the world, will not be contaminated or otherwise fail to meet our quality standards. Any such contamination or other quality failures could result in costly recalls, litigation, regulatory actions or damage to our reputation, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

        We may not be able to compete effectively in some or all our markets, and our attempt to do so may require us to reduce our prices, which may result in lower margins. Failure to compete effectively could have a material adverse effect on our market share, business, results of operations, financial condition, cash flows and growth prospects. See "Item 1. Business—Competition; Customers."

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

        As of September 30, 2012, we had approximately 13,500 employees. As of September 30, 2012, CAW Local 468, Retail Wholesale Canada Division represented approximately 270 of our associates in Canada under an agreement that expired in October 2012. The CAW reached a new three-year collective agreement on September 30, 2012. If our employees were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on us.

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

        Our assets, earnings and cash flows are influenced by currency fluctuations due to the geographic diversity of our sales and the countries in which we operate. These fluctuations may have a significant impact on our financial results. For fiscal 2012, 31% of our sales were denominated in a currency other than the U.S. dollar, and as of fiscal 2012, 25% of our assets and 5% of our total liabilities were denominated in a currency other than the U.S. dollar. In December 2010, we entered into various cross currency swap transactions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk."

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

We must successfully maintain and/or upgrade our information technology systems, and our failure to do so could have a material adverse effect on our business, financial condition or results of operations.

        We rely on various information technology systems to manage our operations. Recently we have implemented and we continue to implement modifications and upgrades to such systems and acquiring new systems with new functionality. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have a material adverse effect on our business, financial condition or results of operations.

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

        We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from manufacturing, selling or marketing our products in various jurisdictions. Claims of intellectual property infringement also may require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Claims that our technology or products infringe on intellectual property rights of others could be costly to defend or settle, could cause reputational injury and would divert the attention of management and key personnel, which in turn could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

        In the past we have discovered, and in the future we may discover, areas of our internal control over financial reporting that need improvement. We have devoted significant resources to remediate any deficiencies we discovered and to improve our internal control over financial reporting. Based upon management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2012, management concluded that our internal control over financial reporting was effective as of that date. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the notes.

        As a result of the Merger, we have a significant amount of indebtedness. At September 30, 2012, we had $2.2 billion of indebtedness on a consolidated basis, of which $1.5 billion was secured indebtedness. As of September 30, 2012, we also had an additional $200 million available under the revolving portion of our senior secured credit facilities, as amended. In connection with the acquisition of Balance Bar, $80 million was drawn on the revolving portion of our senior secured credit facilities in November 2012. In addition, as of September 30, 2012, as adjusted for the issuance of the Holdco Notes, our parent, Holdings, had indebtedness of $550 million, which indebtedness does not require any cash interest payments until May 1, 2013. While NBTY has no direct obligation under the Holdco

Notes, NBTY is the sole source of cash generation for Holdings. The Holdco Notes do not appear on our balance sheet and the related interest expense is not included in our income statement.

        Our substantial indebtedness could have important consequences. For example, it could:

  •
  make it more difficult for us to satisfy our obligations with respect to the notes or the Holdco Notes;

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

        In addition, the agreements governing our senior secured credit facilities and the indentures governing the notes and the Holdco Notes contain affirmative and negative covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

Restrictive covenants in the indentures governing the notes and the Holdco Notes and the agreements governing our senior secured credit facilities may restrict our ability to pursue our business strategies.

        The indentures governing the notes and the Holdco Notes and the agreements governing our senior secured credit facilities limit our ability, and the terms of any future indebtedness may limit our ability, among other things, to:

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

        The restrictions contained in the indentures governing the notes and the Holdco Notes and the agreements governing our senior secured credit facilities also could limit our ability to plan for, or react to, market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.

        A breach of any of these restrictive covenants (to the extent applicable at such time), or our inability to comply with the required financial ratios, could result in a default under the agreements governing our senior secured credit facilities. If a default occurs, the lenders under our senior secured credit facilities may elect to:

  •
  declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable; or

  •
  prevent us from making unscheduled prepayments or payments on the notes,

either of which would result in an event of default under the indentures governing the notes and the Holdco Notes. An event of default under either or both of these indentures or the senior secured credit facilities would permit some of our lenders to declare all amounts borrowed from them to be due and payable. The lenders also have the right in these circumstances to terminate any commitments they have to provide further borrowings. An event of default under either of these indentures or the senior secured credit facilities would likely result in a cross default under either or both of the other instruments. If we are unable to repay outstanding borrowings when due, the lenders under our senior secured credit facilities also have the right to proceed against the collateral, including our available cash, granted to them to secure the indebtedness. If the indebtedness under our senior secured credit facilities, the Holdco Notes and/or the notes were to be accelerated, we can give no assurance that our assets would be sufficient to repay in full that indebtedness and our other indebtedness, including the notes and the Holdco Notes.

Despite current indebtedness levels and restrictive covenants, NBTY and its subsidiaries may incur additional indebtedness in the future. This could further exacerbate the risks associated with our substantial financial leverage.

        The terms of the indenture governing the notes, the agreements governing our senior secured credit facilities and the indenture governing the Holdco Notes permit us to incur a substantial amount of additional debt, including secured debt. Any additional borrowings under the senior secured credit facilities, and any other secured debt, would be effectively senior to the notes and any guarantees thereof to the extent of the value of the assets securing such indebtedness. If we incur any additional indebtedness that ranks equally with the notes the holders of that debt will be entitled to share ratably with noteholders in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company. This could reduce the amount of proceeds available to be paid to noteholders. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of September 30, 2012, we had an additional $200 million of unused commitments under the revolving portion of our senior secured credit facilities. In connection with the acquisition of Balance Bar, $80 million was drawn on the revolving portion of our senior secured credit facilities in November 2012. Additionally, our senior secured credit facilities may be increased by up to $500 million (of which no more than $100 million will be under our revolving credit facility), subject to certain conditions. All of those borrowings would be secured indebtedness. If new debt is added to our and our subsidiaries' current debt levels, the risks that we now face as a result of our leverage would intensify.

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

        Our business may not generate sufficient cash flow from operations and future borrowings may not be available under our senior secured credit facilities in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we cannot service our indebtedness, we may need to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. The indentures governing the notes and the Holdco Notes and the agreements governing our senior secured credit facilities restrict our ability to sell assets and use the proceeds from such sales.

        If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness (including covenants in our senior secured credit facilities, the indenture governing the notes and the indenture governing the Holdco Notes), Holdco could be required to pay interest-in-kind and/or we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our senior secured credit facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may need to obtain waivers in the future from the required lenders under our senior secured credit facilities to avoid being in default. If we breach our covenants under our senior secured credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior secured credit facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could negatively impact our business.

        In the current volatile credit market, there is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by our senior secured credit facilities and otherwise accessing capital and/or honoring loan commitments. If our lenders are unable to fund borrowings under their credit commitments, or we are unable to borrow, it could be difficult in this environment to replace our senior secured credit facilities on similar terms.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. Interest rates are currently at historically low levels. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all revolving loans are fully drawn and the interest rates are above the interest rate floor set forth in our credit agreement, each quarter point change in interest rates would result in a $0.9 million change in annual interest expense on our indebtedness under our senior secured credit facilities. However, we may maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. We have entered into interest rate swaps to mitigate a portion of this risk, although we can make no assurances that it would do so.

Risks Relating to Our Debt Securities

The right of holders of the notes and the Holdco Notes to receive payments on the notes and the Holdco Notes is effectively subordinated to the rights of our existing and future secured creditors. Further, the guarantees of the notes are effectively subordinated to all our guarantors' existing and future secured indebtedness.

        Holders of our secured indebtedness and the secured indebtedness of the guarantors of the notes have claims that are prior to the claims of holders of the notes and the Holdco Notes to the extent of the value of the assets securing that other indebtedness. Notably, Holdings, NBTY and certain of its subsidiaries, including the guarantors of the notes, are parties to the senior secured credit facilities, which are secured by liens on substantially all our assets and the guarantors' assets. The notes and Holdco Notes are effectively subordinated to all our secured indebtedness to the extent of the value of the assets securing that indebtedness. In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of secured indebtedness will have a prior claim to those of our assets that constitute their collateral. Holders of the notes and the Holdco Notes participate ratably with all holders of our unsecured indebtedness that is deemed to be of the same class as the notes and the Holdco Notes, and potentially with all our other general creditors, based upon the respective amounts owed to each holder or creditor, in our remaining assets. In any of the foregoing events, we cannot assure holders of the notes and the Holdco Notes that there will be sufficient assets to pay amounts due on the notes or the Holdco Notes. As a result, holders of the notes or the Holdco Notes may receive less, ratably, than holders of secured indebtedness.

        As of September 30, 2012, the aggregate amount of our secured indebtedness was approximately $1,508 million. As of September 30, 2012, we had $200 million of unused commitments available for additional borrowing under the revolving portion of our senior secured credit facilities, as amended. In connection with the acquisition of Balance Bar, $80 million was drawn on the revolving portion of our senior secured credit facilities in November 2012. We are permitted to incur substantial additional indebtedness, including secured debt, in the future under the terms of the indentures governing the notes and the Holdco Notes.

The trading prices of the notes and the Holdco Notes may be volatile and can be affected by many factors, including our credit rating.

        The trading price of the notes and the Holdco Notes could be subject to significant fluctuation in response to, among other factors, changes in our operating results, interest rates, the market for non-investment grade securities, general economic conditions and securities analysts' recommendations, if any, regarding our securities.

        Credit rating agencies continually revise their ratings for companies they follow, including us. Any ratings downgrade could adversely affect the trading price of the notes and the Holdco Notes, or the trading market for the notes and the Holdco Notes, to the extent a trading market for such securities develops. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future and any fluctuation may impact the trading price of the notes and the Holdco Notes.

We may not be able to satisfy our obligations to holders of the notes or the Holdco Notes upon a change of control.

        Upon the occurrence of a "change of control," as defined in the indenture governing the notes, each noteholder will have the right to require us to purchase the notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest. A similar obligation can be found in the indenture governing the Holdco Notes. Our failure to purchase, or give notice of purchase of, the notes or the Holdco Notes would be a default under the indentures governing the notes and the Holdco Notes, which would in turn be a default under our senior secured credit facilities and the indentures governing the notes and the Holdco Notes. In addition, a change of control may constitute an event of default under our senior secured credit facilities and the indentures governing the notes and the Holdco Notes. A default under our senior secured credit facilities and the indentures governing the notes and Holdco Notes would result in an event of default under the indentures if the lenders accelerate the debt under our senior secured credit facilities or the holders accelerate the debt under the indentures governing the notes and the Holdco Notes.

        If a change of control occurs, we may not have enough assets to satisfy all obligations under our senior secured credit facilities, the indenture related to the notes and the indenture related to the Holdco Notes. Upon the occurrence of a change of control we could seek to refinance the indebtedness under our senior secured credit facilities, the indenture governing the notes and the indenture governing the Holdco Notes or obtain a waiver from the lenders and holders of the notes or the Holdco Notes. We can give no assurance, however, that we would be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all. No assurances can be given that any court would enforce the change of control provisions in the indenture governing the notes as written for the benefit of the holders, or as to how these change of control provisions would be impacted were we to become a debtor in a bankruptcy case.

Holders of the notes or the Holdco Notes may not be able to determine when a change of control giving rise to their right to have the notes or the Holdco Notes repurchased has occurred following a sale of "substantially all" of our assets.

        The definition of change of control in the indentures governing the notes and the Holdco Notes includes a phrase relating to the sale of "all or substantially all" of our assets. There is no precise established definition of the phrase "substantially all" under applicable law. Accordingly, the ability of a holder of the notes or the Holdco Notes to require us to repurchase the notes or Holdco Notes, respectively, as a result of a sale of less than all our assets to another person may be uncertain.

Risks Relating to Ownership of Our 9% Senior Notes due 2018

Claims of noteholders will be effectively subordinated to claims of creditors of all our non-guarantor subsidiaries.

        The notes are guaranteed on a senior basis by our current and future domestic subsidiaries that are guarantors of our senior secured credit facilities. However, the historical consolidated financial statements included in this Report include all our domestic and foreign subsidiaries. Our foreign subsidiaries, which do not guarantee the notes, held approximately $1,259 million, or 25%, of our total assets and $156 million, or 5%, of our total liabilities as of September 30, 2012 and accounted for approximately $917 million, or 31%, of our net sales, for fiscal 2012 (all amounts presented exclude intercompany balances). In addition, we have the ability to designate certain of our subsidiaries as unrestricted subsidiaries under the terms of the indenture, and any subsidiary so designated will not be a guarantor of the notes.

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

NBTY is a holding company with no operations and may not have access to sufficient cash to make payments on its credit obligations.

        NBTY is a holding company and has limited direct operations. NBTY's most significant assets are the equity interests it holds in its subsidiaries. As a result, it is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet its outstanding debt service and other obligations and such dividends may be restricted by law or the instruments governing its indebtedness, including the indenture governing the notes, the agreement governing its senior secured credit facilities or other agreements of its subsidiaries. NBTY's subsidiaries may not generate sufficient cash from operations to enable it to make principal and interest payments on its indebtedness, including the notes. In addition, its subsidiaries are separate and distinct legal entities and, except for its existing and future subsidiaries that will be the guarantors of the notes, any payments on dividends, distributions, loans or advances to us by its subsidiaries could be subject to legal and contractual restrictions on dividends. In addition, payments to NBTY by its subsidiaries will be contingent upon its subsidiaries' earnings. Additionally, NBTY may be limited in its ability to cause its existing and any future joint ventures to distribute their earnings to it. Subject to certain qualifications, its subsidiaries are permitted under the terms of its indebtedness, including the indenture governing the notes, to incur additional indebtedness that may restrict payments from those subsidiaries to it. NBTY can give no assurance that agreements governing the current and future indebtedness of its subsidiaries will permit those subsidiaries to provide it with sufficient cash to fund payments of principal premiums, if any, and interest on the notes when due. In addition, any guarantee of the notes will be subordinated to any senior secured indebtedness of a subsidiary guarantor to the extent of the assets securing such indebtedness.

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

Certain private equity investment funds affiliated with Carlyle own substantially all the equity of Holdings, our sole shareholder, and their interests may not be aligned with those of our noteholders.

        Carlyle owns substantially all the fully diluted equity of Holdings, our sole shareholder, and, therefore, has the power to control our affairs and policies. Carlyle also controls, to a large degree, the election of directors, the appointment of management, the entry into mergers, sales of substantially all our assets and other extraordinary transactions. The directors so elected have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. Carlyle's interests could conflict with the interests of our noteholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Carlyle and certain of its affiliates and co-investors, as equity holders, might conflict with the interests of our noteholders. Carlyle also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our noteholders. Additionally, Carlyle is in the business of making investments in companies, and from time to time in the future may acquire interests in businesses that directly or indirectly compete with certain portions of our business, or are suppliers or customers of ours.

        Investment funds advised by entities affiliated with Carlyle and affiliates of Carlyle may buy or sell notes and Holdco Notes in open market transactions at any time. Such funds and affiliates will not, however, be able to participate in any exchange offer with respect to the Holdco Notes, and their inability to participate may impair the liquidity of the market for the Holdco Notes following the consummation of any exchange offer for the Holdco Notes.

Risks Relating to Ownership of the Holdco Notes

Holdings is a holding company and relies on dividends, loans and other payments and distributions from its subsidiaries to meet its debt service and other obligations.

        Holdings is a holding company with no business operations, revenues, expenses, liabilities other than the $550 million aggregate principal amount of Holdco Notes or assets other than the capital stock of NBTY. Because Holdings' assets consist of the equity interests it holds in its subsidiaries, Holdings is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet its outstanding debt service and other obligations and such dividends may be restricted by law or the instruments governing certain indebtedness, including the indenture governing the notes, the agreements governing our senior secured credit facilities, the indenture governing the Holdco notes or other agreements of our subsidiaries. The earnings of Holdings' subsidiaries will depend substantially on their respective financial and operating results, which will be affected by prevailing economic and competitive conditions and by financial, business and other factors beyond Holdings' and its subsidiaries' control. Holdings' subsidiaries may not generate sufficient cash from operations to enable Holdings to make principal and interest payments on its indebtedness, including the Holdco Notes, or to fund Holdings' and its subsidiaries' other cash obligations.

        Our ability to pay dividends or make other distributions to Holdings ("restricted payment capacity") is limited under certain covenants in the credit agreement governing our senior secured credit facilities and the indenture governing the notes. For example, under the indenture governing the notes, we are permitted to pay dividends or make other distributions to Holdings if the total amount thereof does not exceed a formula based on the sum of (a) 50% of our consolidated net income for periods beginning with our fiscal quarter commencing October 1, 2010 and (b) the amount of certain cash proceeds and the fair market value of certain property received by or contributed to us. Under our senior secured credit facilities, we are permitted to pay dividends and make other distributions (or to make loans or advances in lieu thereof) to Holdings but the total amount is limited and such payments are subject to certain terms and conditions. Pursuant to the agreements governing our senior secured credit facilities, we will be permitted to pay dividends or make other distributions (or to make loans or advances in lieu thereof) to Holdings pursuant to the notes formula payment of dividends, subject to certain terms and conditions.

        As of September 30, 2012, on an as adjusted basis after giving effect to the amendment to the credit agreement dated October 11, 2012 and the dividend of approximately $194 million from NBTY to Holdings, NBTY would have had approximately $102 million of restricted payments capacity under its senior secured credit facilities and approximately $141 million of restricted payments capacity under the indenture governing the notes.

        Holdings' subsidiaries are permitted, under the terms of their existing indebtedness, to incur additional indebtedness that may restrict payments from those subsidiaries to Holdings. The indenture governing the Holdco Notes may also permit these subsidiaries to incur additional indebtedness even if Holdings would not be able to incur additional indebtedness. Agreements governing current and future indebtedness of Holdings' subsidiaries may not permit those subsidiaries to provide Holdings with sufficient cash to fund payments on the Holdco Notes when due.

        Holdings' subsidiaries are separate and distinct legal entities and will have no obligation, contingent or otherwise, to pay amounts due under the Holdco Notes or to make any funds available to pay those amounts whether by dividend, distribution, loan or other payment.

Claims of holders of Holdco Notes will be effectively subordinated to claims of creditors of all of Holdings' subsidiaries.

        The Holdco Notes will not be guaranteed by any of Holdings' subsidiaries. However, the historical consolidated financial statements included in this Report include all of Holdings' subsidiaries. After taking into account the pro forma effect of the issuance of the Holdco Notes, Holdings had $550 million of liabilities as of September 30, 2012 and Holdings' subsidiaries held all of its assets and accounted for all of its net sales as of and for the twelve-month period ended September 30, 2012.

        Holdings' subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Holdco Notes, or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that Holdings has to receive any assets of any of its subsidiaries upon the liquidation or reorganization of such subsidiaries, and the consequent rights of holders of Holdco Notes to realize proceeds from the sale of any of such subsidiaries' assets, will be structurally subordinated to the claims of Holdings' subsidiaries' creditors, including trade creditors and holders of debt of that subsidiary.

If certain conditions for the payment of cash interest are not met, interest on the Holdco Notes may be payment in kind ("PIK") interest.

        Holdings is required to pay interest on the Holdco Notes entirely in cash unless certain conditions are satisfied, in which case Holdings will be entitled to pay PIK interest. The terms of the Holdco Notes do not restrict Holdings' ability to use its dividend payment capacity for such alternative uses. In addition, the credit agreement governing our senior secured credit facilities, the indenture governing the notes and the indenture governing the Holdco Notes allow us and our subsidiaries to utilize amounts that would otherwise be available to pay cash dividends to Holdings for purposes such as making restricted investments, capital expenditures and prepaying subordinated indebtedness and, subject to certain limitations, making cash dividends to and other payments in respect of equityholders, and such uses would reduce the amounts available to pay dividends to Holdings in order to pay cash interest on the Holdco Notes. The indenture governing the Holdco Notes does not restrict Holdings' ability to use its dividends payment capacity for such alternative uses. As a result, there can be no assurance that Holdings will be required (or able) to make cash interest payments on the Holdco Notes. The payment of interest through PIK interest will increase the amount of Holdings' indebtedness and would exacerbate the risks associated with such a high level of indebtedness.

Federal and state statutes may allow courts, under specific circumstances, to void the Holdco Notes and require holders to return payments received from Holdings.

        Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws, issuance of notes could be deemed a fraudulent transfer if Holdings received less than a reasonably equivalent value in exchange for issuing the Holdco Notes and

  •
  Holdings was insolvent on the date that it issued the Holdco Notes or became insolvent as a result of issuing the Holdco Notes, or

  •
  Holdings was engaged in business or a transaction, or was about to engage in business or a transaction, for which property remaining with Holdings was an unreasonably small capital, or

  •
  Holdings intended to incur, or believed that it would incur, debts that would be beyond its ability to pay as those debts matured.

        The measures of insolvency for purposes of the foregoing considerations will vary depending upon the law applied in any proceeding with respect to the foregoing. Generally, however, an entity would be considered insolvent if:

  •
  the sum of its debts, including contingent liabilities, is greater than all its assets, at a fair valuation, or

  •
  the present fair saleable value of its assets is less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature, or

  •
  it could not pay its debts as they become due.

    We cannot predict:

  •
  what standard a court would apply in order to determine whether Holdings was insolvent as of the date Holdings issued the Holdco Notes or whether, regardless of the method of valuation, a court would determine that Holdings was insolvent on that date; or

  •
  whether a court would determine that the payments under the Holdco Notes constituted fraudulent transfers or conveyances on other grounds.

        If issuance of the Holdco Notes is deemed to be a fraudulent transfer, it could be voided altogether, or it could be subordinated to all other debts of Holdings. In the event of a finding that a fraudulent transfer or conveyance occurred, holders of the Holdco Notes may not receive any repayment on the Holdco Notes. Further, the voidance of the Holdco Notes could result in an event of default with respect to Holdings and its subsidiaries' other debt that could result in acceleration of that debt.

        Finally, as a court of equity, the bankruptcy court may subordinate the claims in respect of the Holdco Notes to other claims against Holdings under the principle of equitable subordination if the court determines that (1) the holder of Holdco Notes engaged in some type of inequitable conduct, (2) the inequitable conduct resulted in injury to Holdings' other creditors or conferred an unfair advantage upon the holders of Holdco Notes and (3) equitable subordination is not inconsistent with the provisions of the bankruptcy code.

No public market exists for the Holdco Notes, and resale of the Holdco Notes is subject to significant legal restrictions as well as uncertainties regarding the liquidity of the trading market for the Holdco Notes.

        The Holdco Notes have not been registered under the Securities Act or any state or foreign securities laws. As a result, the Holdco Notes may only be resold if:

  •
  there are applicable exemptions from the registration requirements of the Securities Act and any state or foreign laws that apply to the circumstances of the sale; or

  •
  Holdings files a registration statement and it becomes effective.

        Under the registration rights agreement applicable to the Holdco Notes, Holdings is required to use commercially reasonable efforts to commence an exchange offer to exchange the Holdco Notes within a specified period of time for equivalent securities registered under the Securities Act or to register the resale of the Holdco Notes under the Securities Act. However, no assurance can be made that Holdings will be successful in having any such registration statement declared effective.

Until the registration statement it files becomes effective, Holdings will not be required to file reports with the SEC. The indenture governing the Holdco Notes contains periodic reporting requirements that are different and less burdensome than the requirements that would be applicable to Holdings upon the effectiveness of a registration statement related to the Holdco Notes.

        Until the registration statement it files becomes effective, Holdings will not be required to file reports with the SEC. The indenture governing the Holdco Notes does not require Holdings to file periodic reports or other information with the SEC until such a registration statement becomes effective. The indenture requires Holdings to provide annual, quarterly and current reports to the holders of the Holdco notes and the trustee until such time. Prior to such time, the content of the reports required by the indenture will be more limited than if Holdings were subject to the reporting requirements of the Exchange Act.

Holdings is not subject to the Sarbanes-Oxley Act of 2002.

        Holdings is not subject to the requirements of the Securities Act, the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the rules and regulations of the SEC or the Sarbanes-Oxley Act of 2002, which requires, among other things, public companies to have and maintain effective disclosure controls and procedures to ensure timely disclosure of material information, and have management review the effectiveness of those controls on a quarterly basis. The Sarbanes-Oxley Act of 2002 also requires public companies to have and maintain effective internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements, and have management review the effectiveness of those controls on an annual basis (and have the independent auditor attest to the effectiveness of such internal controls). Holdings is not required to comply with these requirements prior to effectiveness of a registration statement required by the registration rights agreement, and therefore Holdings may not have comparable procedures in place as compared to public companies.

Item 2.    Properties

        United States.    As of September 30, 2012, we owned a total of approximately 2.9 million square feet, and lease approximately 1.9 million square feet, of administrative, manufacturing, warehouse and distribution space in various locations in the United States and its territories. In addition, as of September 30, 2012, we operated 426 Vitamin World retail locations in 43 states in the United States, Guam, Puerto Rico and the Virgin Islands. Generally, we lease retail properties for five to ten years at varying annual base rents and percentage rents. The Vitamin World retail stores have an average of approximately 1,230 square feet.

        UK/Ireland.    As of September 30, 2012, Holland & Barrett owned a 270,000 square foot administrative and distribution facility and a 133,220 square foot manufacturing facility in Burton, United Kingdom. Holland & Barrett owns a 30,000 square foot administrative facility in Nuneaton, United Kingdom. Solgar leased 50,000 square feet of administrative and distribution space in Tring, United Kingdom. As of September 30, 2012, we leased all but one of our 754 Holland & Barrett, GNC (UK) and Nature's Way retail stores for varying terms, at varying annual base rents. Forty-six Holland & Barrett, four GNC (UK) and 13 Nature's Way stores are subject to percentage rents. As of September 30, 2012, Holland & Barrett stores have an average of approximately 976 square feet, Nature's Way stores have an average of approximately 863 square feet and the GNC (UK) stores have an average of approximately 861 square feet.

        Netherlands.    As of September 30, 2012, De Tuinen leased a 64,600 square foot administrative and distribution facility in Beverwijk. At September 30, 2012, De Tuinen leased locations for 112 retail stores on varying terms at varying annual base rents. Of these, 102 are operated as company stores and ten are sub-leased to, and operated by, franchisees and an additional franchisee operated on a lease directly from a third party landlord. No De Tuinen store is subject to percentage rents. De Tuinen stores are an average of approximately 1,442 square feet.

        Canada.    As of September 30, 2012, Vita Health owned a 185,000 square foot manufacturing, packaging, distribution and administration building in Winnipeg, Manitoba. Vita Health also leased a 52,000 square foot distribution facility in Winnipeg, Manitoba. SISU leases a 19,200 square foot administrative, distribution and warehouse facility in Burnaby, British Columbia.

        China.    As of September 30, 2012, our subsidiary, Ultimate Biopharma (Zhongshan) Corporation ("Ultimate") owned a 50,000 square foot facility in Zhongshan, China for manufacturing softgel capsules and for administrative offices and 20.5 acres of vacant land adjacent to the manufacturing facility. In addition, Ultimate leased 11,300 square feet of dormitory space in Zhongshan City. Also, one of our subsidiaries leased 67,800 square feet of warehouse space in Beijing.

        The following is a listing, as of September 30, 2012, of all material properties that we own or lease (excluding retail locations, de minimis locations with less than 4,000 square feet and temporary storage facilities leased for less than six months). We are required to pay real estate taxes and maintenance costs relating to most of our leased properties. All our segments benefit from the use of our material properties.

Owned Properties

Location	Type of Facility	Approximate Square Feet
United States:
Prescott, AZ	Manufacturing	65,000
Boca Raton, FL(1)	Administration	58,000
Boca Raton, FL	Manufacturing	84,000
Boca Raton, FL	Distribution	100,000
Deerfield Beach, FL	Packaging	157,000
Pompano Beach, FL	Warehousing	62,000
Augusta, GA	Warehousing	400,000
Carbondale, IL(2)	Retail Store	77,000
Carbondale, IL	Administration	15,000
Murphysboro, IL	Storage	62,000
South Plainfield, NJ	Administration & Manufacturing	68,000
Bayport, NY	Storage	12,000
Bayport, NY	Manufacturing	161,500
Bohemia, NY	Administration, Manufacturing & Packaging	169,000
Bohemia, NY	Manufacturing	80,000
Bohemia, NY	Manufacturing & Packaging	75,000
Bohemia, NY	IT	42,000
Holbrook, NY	Administration & Distribution	230,000
Holbrook, NY	Packaging & Engineering	108,000
N. Amityville, NY	Manufacturing	48,300
N. Amityville, NY(3)	Manufacturing	66,000
Ronkonkoma, NY	Administration	110,000
Wilson, NC	Manufacturing	125,000
Hazleton, PA	Distribution	413,600
San Antonio, TX	Manufacturing	110,000
Canada:
Winnipeg, Manitoba	Manufacturing, Packaging, Distribution & Administration	185,000
China:
Zhongshan	Manufacturing & Packaging	50,000
Zhongshan	Vacant Land—approx. 20.5 acres
United Kingdom:
Burton	Administration & Distribution	270,000
Burton	Manufacturing	133,200
Nuneaton	Administration	30,000

	Total approximate square feet owned	3,566,600

(1)
We currently lease several small offices in this building on a short-term basis to unaffiliated tenants.

(2)
The distribution portion of this facility has been closed since the end of calendar year 2011.

(3)
The installation of mezzanines in this facility has increased the square footage by 9,000 square feet.

 Leased Properties

Location	Type of Facility	Approximate Square Feet
United States:
Prescott, AZ	Warehousing (term–2015)	29,000
Bentonville, AR(1)	Sales Office (term–2017)	4,900
Anaheim, CA	Administration, Manufacturing, Packaging & Distribution (term–July 2013)	286,100
Carson, CA	Administration & Packaging (term–2014)	267,500
Carson, CA	Distribution (term–2014)	204,000
Carson, CA	Warehousing (term–April 2013)	150,400
Garden Grove, CA	Manufacturing & Packaging (term–December 2016)	140,000
Garden Grove, CA	Warehousing (term–June 2013)	54,000
Valencia, CA(2)	Manufacturing (term–May 2013)	20,500
Valencia, CA(2)	Manufacturing (term–May 2013)	32,000
Naples, FL	Manufacturing (term–February 2013)	14,700
Naples, FL	Manufacturing (term–February 2016)	7,000
Naples, FL	Warehousing (term–month to month)	4,800
Naples, FL	Manufacturing (term–February 2016)	18,000
Naples, FL	Manufacturing (term–February 2016)	5,000
Sparks, NV	Distribution (term–2014)	201,300
Leonia, NJ	Administration & Manufacturing (term–July 2016)	49,500
Leonia, NJ	Manufacturing & Warehousing (term–2016)	18,500
Lyndhurst, NJ	Administration, Packaging & Distribution (term–2014)	130,000
South Plainfield, NJ	Packaging (term–May 2013)	40,000
Bohemia, NY	Administration & Warehousing (term–2020)	110,000
Ronkonkoma, NY	Warehousing (term–November 2013)	83,600
Ronkonkoma, NY	Warehousing (term–2014)	75,000
Canada:
Burnaby, British Columbia	Admin., Warehousing & Distribution (term–2017)	19,000
Winnipeg, Manitoba	Warehousing & Administration (term–2017)	52,000
China:
Beijing	Offices (term–2014)	7,080
Beijing	Warehousing (term–2014)	67,800
Zhongshan City	Dormitory (term–January 2013)	11,300
United Kingdom:
Burton	Offices & Warehouse (term–2024)	43,300
Tring	Administration & Warehousing (term–2016)	25,000
Tring	Warehousing, Distribution & Offices (term–2016)	25,000
Netherlands:
Beverwijk	Administration & Distribution (term–2020)	64,600
New Zealand:
Auckland	Offices & Warehousing (term–2016)	4,800
South Africa:
Randburg	Offices & Warehousing (term–2015)	13,800

(1)
This sales office was relocated to a larger location in Bentonville.

(2)
We have ceased operations in this facility in the first quarter of fiscal 2013.

(Table continued on next page)

(Table continued from prior page)

Location	Type of Facility	Approximate Square Feet
Spain:
Madrid	Administration & Distribution (term–2014)	6,500

	Total approximate square feet leased	2,285,980

	Total approximate square feet owned and leased	5,852,580

Warehousing and Distribution

        As of September 30, 2012, we had approximately 3.4 million square feet dedicated primarily to warehousing and distribution. This figure includes our facilities in Long Island, New York; Anaheim, Carson and Garden Grove, California; Augusta, Georgia; Lyndhurst, Leonia and South Plainfield, New Jersey; Boca Raton, Naples and Pompano Beach, Florida; Sparks, Nevada; Hazleton, Pennsylvania; Prescott, Arizona; Burton and Tring, United Kingdom; Winnipeg, Manitoba and Burnaby, British Columbia, Canada; Madrid, Spain; Randburg, South Africa; Auckland, New Zealand; Beverwijk, Netherlands and Beijing, China.

        Our Direct Response/Puritan's Pride orders are handled by our domestic distribution center that is integrated with our order entry systems so we typically ship out orders within 24 hours of their receipt. Once a customer's telephone, mail or internet order is completed, our computer system forwards the order to our distribution center, where all necessary distribution and shipping documents are printed to facilitate processing. Then, the orders are prepared, picked, packed and shipped continually throughout the business day. We operate a proprietary, industry-leading, automated picking and packing system for frequently shipped items. We are capable of fulfilling 16,000 Direct Response/Puritan's Pride orders daily. A system of conveyors automatically routes boxes carrying merchandise throughout our primary Long Island distribution center for fulfillment of orders. Completed orders are bar-coded and scanned and the merchandise and ship date are verified and entered automatically into the customer order file for access by sales associates before shipment. We currently ship our U.S. orders primarily through the United Parcel Service, Inc., serving domestic markets. In Canada, we currently use various common carriers for shipments, and we primarily use Global Mail for international markets. Holland & Barrett uses DPD for international deliveries. Holland & Barrett and GNC (UK) use Royal Mail, the U.K. national postal service, and Yodel for deliveries in the United Kingdom, and Nature's Way uses An Post, the Irish national postal service, for deliveries in Ireland. De Tuinen uses ABC Mail for deliveries in the Netherlands.

        We currently distribute our products to our customers from distribution centers through contract and common carriers globally. In addition, we ship products overseas in pallet amounts and by container loads. We also operate additional distribution centers in Burton and Tring, United Kingdom; Madrid, Spain; Auckland, New Zealand; Randburg, South Africa, Beverwijk, Netherlands; and Beijing, China. Deliveries are made directly to Vitamin World stores once per week or once every other week, depending on the needs at various store locations. Deliveries are made directly to Company-owned and operated Holland & Barrett and GNC (UK), through Company owned trucks, and Nature's Way and De Tuinen stores, through third parties, once or twice per week, depending on each store's inventory requirements.

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

Item 3.    Legal Proceedings

Stock Purchases

        On May 11, 2010, a putative class-action, captioned John F. Hutchins v. NBTY, Inc., et al, was filed in the United States District Court, Eastern District of New York, against NBTY and certain current and former officers, claiming that the defendants made false material statements, or concealed adverse material facts, for the purpose of causing members of the class to purchase NBTY stock at allegedly artificially inflated prices. An amended complaint, seeking unspecified compensatory damages, attorneys' fees and costs, was served on February 1, 2011. The Company moved to dismiss the amended complaint on March 18, 2011 and that motion was denied on March 6, 2012. On September 28, 2012, the court set a January 22, 2013 trial date. On November 12, 2012, at a mediation, the parties reached an agreement in principle, subject to agreement on settlement documentation and court approval, to settle the claims for $6 million, to be paid from insurance proceeds.

Employment Class Actions

        On or about July 7, 2010, a putative class action captioned Hamilton and Taylor v. Vitamin World, Inc. was filed against one of our subsidiaries in the Alameda Superior Court, California. Plaintiffs seek to represent a class of employees in connection with several causes of action alleging, among other things, wage and hour violations. Plaintiffs describe the class as all non-exempt current and former employees of Vitamin World Stores in California. The complaint seeks compensatory damages, statutory penalties, restitution, disgorgement of profits, and attorneys' fees and costs in unidentified amounts. Vitamin World, Inc. has agreed upon a settlement with the plaintiffs, which provides for payments to the class, and the settlement documentation has been approved by the court. This settlement is not material.

        On or about April 8, 2010, a putative class action captioned Dirickson v. NBTY Acquisition, LLC, NBTY Manufacturing, LLC, NBTY, Inc., and Volt Management Corporation ("Volt") was filed against the Company and certain subsidiaries in the Superior Court of California, County of Los Angeles. Volt is not related to the Company. Plaintiff seeks to represent a class of employees in connection with several causes of action alleging, among other things, wage and hour violations. The complaint seeks damages on behalf of all non-exempt employees within the State of California who worked for Volt or any of the NBTY entities between April 8, 2006 and April 8, 2010, including compensatory damages, unpaid wages, statutory penalties, restitution, unspecified injunctive relief, unjust enrichment and attorneys' fees and costs in unidentified amounts. The parties submitted to the court a settlement agreement and the court granted final approval of the settlement on or about September 6, 2012. The settlement provides for payments to the class which was funded by the Company on or before November 20, 2012. The settlement value is not material.

Glucosamine-Based Dietary Supplements

        Beginning in June 2011, certain putative class actions have been filed in various jurisdictions against the Company, its subsidiary Rexall Sundown, Inc. ("Rexall"), and/or other companies as to which there may be a duty to defend and indemnify, challenging the marketing of glucosamine-based dietary supplements, under various states' consumer protection statutes. The lawsuits against the Company and its subsidiaries are: Cardenas v. NBTY, Inc. and Rexall Sundown, Inc. (filed June 14, 2011) in the United States District Court for the Eastern District of California, on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus punitive damages and injunctive relief); and Jennings v. Rexall Sundown, Inc. (filed August 22, 2011 in the United States District Court for the District of Massachusetts, on behalf of a putative class of Massachusetts consumers seeking unspecified trebled compensatory damages), as well as other cases in California and Illinois against certain wholesale customers as to which the Company may have certain indemnification obligations. Motions to dismiss have been filed in all of these cases. While most of the cases are in discovery, the Jennings case is trial ready for a trial of limited issues. Settlement discussions to resolve the cases on a national level are ongoing. The Company disputes the allegations and intends to vigorously defend these actions. At this time, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of any of the defendants.

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

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

        As of the date of this Report, we are a wholly-owned subsidiary of an affiliate of Carlyle, and there is no public market for our common stock.

Dividend Policy

        On October 17, 2012, NBTY paid a cash dividend of approximately $194 million to Holdings, and Holdings paid a dividend of $722 million, which included the proceeds from the offering of the Holdco Notes, to its shareholders. Future determination as to the payment of cash or stock dividends will depend upon our results of operations, financial condition, capital requirements, restrictions contained in our senior secured credit facilities, limitations contained in the indentures governing the notes and the Holdco Notes, and such other factors as our Board considers appropriate.

        The senior secured credit facilities prohibit our paying dividends or making any other distributions to our stockholder, subject to some exceptions. The indenture under which the notes and the Holdco Notes were issued similarly prohibit paying dividends or making any other distributions to stockholders, subject to some exceptions. Our senior secured credit facility and the indenture governing the notes permit the payment of interest on the Holdco Notes via dividends from NBTY to Holdings, provided that certain conditions are satisfied.

        For additional information regarding these lending arrangements and securities (including payment of interest under the Holdco Notes), see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," and Note 10 to the consolidated financial statements in this Report.

        For information regarding securities authorized for issuance under our equity compensation plans as of September 30, 2012, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Report.

Item 6.    Selected Financial Data

	Fiscal Years Ended September 30,
	Successor(1)		Predecessor
	2012	2011	2010	2009	2008
	(In thousands)
Selected Income Statement Data:
Net sales	$2,999,733	$2,864,427	$2,705,837	$2,452,161	$2,154,864

Costs and expenses:
Cost of sales	1,608,436	1,641,887	1,473,095	1,408,189	1,092,311
Advertising, promotion and catalog	164,298	152,021	136,763	108,976	139,574
Selling, general and administrative	832,629	788,719	694,803	660,525	683,494
Merger expenses	—	44,479	45,903	—	—
IT project termination costs	—	—	—	11,718	—

Income from operations	394,370	237,321	355,273	262,753	239,485
Interest expense	(158,584)	(195,566)	(30,108)	(34,754)	(18,623)
Miscellaneous, net	(1,003)	1,933	4,127	(287)	13,058

Income before provision for income taxes	234,783	43,688	329,292	227,712	233,920
Provision for income taxes	65,264	10,989	114,270	82,982	77,862

Income before discontinued operations	169,519	32,699	215,022	144,730	156,058

(Loss)/income from discontinued operations	(23,048)	(2,780)	(1,352)	999	(2,907)
Net income	$146,471	$29,919	$213,670	$145,729	$153,151

Selected Balance Sheet Data:
Working Capital (including cash and cash equivalents)	$882,495	$899,699	$849,338	$674,439	$573,402
Total assets	5,057,247	5,099,270	2,200,768	1,960,221	1,936,358
Long-term debt, net of current portion	2,157,500	2,369,375	341,128	437,629	538,402
Total stockholders' equity	1,705,232	1,536,895	1,379,953	1,127,825	998,196

(1)
On October 1, 2010 we consummated the Merger which required us to record acquisition accounting adjustments that primarily impacted cost of sales due to recording the acquired inventory to fair value of $122,104, depreciation and amortization expense within our selling, general and administrative costs due to the recording of our property plant and equipment and various intangible assets to fair value as well as additional interest expense relating to the additional long-term debt associated with the Merger. (See Note 3 to our Consolidated Financial Statements for further information regarding the Merger.)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations covers periods before and after the Transactions, as defined below. Accordingly, the discussion and analysis of periods before October 1, 2010 do not reflect the significant impact that the Transactions and Refinancing (as defined below)have had on us, including increased levels of indebtedness and the impact of acquisition accounting. In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in this Report under the heading Forward Looking Statements" and "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the consolidated financial statements, including the related notes, contained elsewhere herein. All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. All dollar values in this section, unless otherwise noted, are denoted in thousands. Numerical figures have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

Carlyle Transaction

        On October 1, 2010, NBTY consummated the Merger with an affiliate of Carlyle under which the Carlyle affiliate acquired 100% of NBTY for a net purchase price of $3,635,949. The purchase price was funded through the net proceeds of our $1,750,000 senior secured credit facilities, the issuance of $650,000 principal amount of notes and a cash equity contribution of $1,550,000 from an affiliate of Carlyle. We also refer to the Merger as the "Acquisition" and together with the financing as the "Transactions". For a detailed discussion of the Transactions, see Note 3 to our Consolidated Financial Statements for the year ended September 30, 2012 contained elsewhere herein.

        As a result of the Acquisition and the application of acquisition accounting, our assets and liabilities have been adjusted to their fair market values as of October 1, 2010, the closing date of the Transactions. In addition, we incurred certain acquisition related expenses during the year ended September 30, 2011. Specifically, our cost of sales increased due to the increased carrying value of our fixed assets and inventory and our selling, general and administrative expenses increased due to the increased amortization of our intangible assets. Additionally, the excess of the total purchase price over the fair value of our assets and liabilities at closing was allocated to goodwill. As a result of our assessment of the fair value of our assets, the values of our intangible assets and goodwill increased significantly. The indefinite-lived intangible assets are subject to annual impairment testing.

        Additionally, as discussed below in "Liquidity and Capital Resources," we incurred significant indebtedness in connection with the consummation of the Acquisition, and our total indebtedness and related interest expense is significantly higher than before the Acquisition.

Discontinued Operations

        On July 2, 2012, Julian Graves Limited ("Julian Graves"), a subsidiary organized under the laws of the United Kingdom and Wales, was placed into administration and its management, affairs, business and property were under the direct control of Deloitte LLP as administrator. During the course of the administration, attempts to sell the business were unsuccessful and the operations were wound down by the end of August 2012. Additionally, on August 31, 2012, we sold Le Naturiste Inc. ("Le Naturiste"), a subsidiary organized under the laws of Canada, to an unrelated third party. As a result of these events, the results of these two former subsidiaries are no longer reflected in the results of continuing operations for 2012, but are reflected as discontinued operations. In addition, all prior periods in the Management's Discussion and Analysis of Financial Condition and Results of Operations below are presented exclusive of discontinued operations.

Executive Summary

        We are the leading vertically integrated manufacturer, marketer, distributor and retailer of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. We currently market over 25,000 SKUs under numerous owned and private-label brands, including Nature's Bounty®, Ester-C®, Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, SISU®, Knox®, Sundown®, Rexall®, Pure Protein®, Body Fortress®, Worldwide Sport Nutrition®, Natural Wealth®, Puritan's Pride®, Holland & Barrett®, GNC (UK)®, Physiologics®, De Tuinen® and Vitamin World®. Our vertical integration includes purchasing raw materials and formulating and manufacturing products, which we then market through the following four channels of distribution.

  •
  Wholesale—This segment sells products worldwide under various brand names and third-party private labels, each targeting specific market groups which include virtually all major mass merchandisers, club stores, drug store chains and supermarkets. This segment also sells products to independent pharmacies, health food stores, the military and other retailers.

  •
  European Retail—This segment generates revenue through its 687 Holland & Barrett stores (including ten franchised stores in Singapore, six franchised stores in Cyprus and China, three franchised stores in Malta and United Arab Emirates and one franchised store in Gibraltar and Hungary), and 55 GNC (UK) stores in the U.K., 112 De Tuinen stores (including 10 franchised locations) in the Netherlands and 42 Nature's Way stores in Ireland. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the internet. Catalogs are strategically mailed to customers who order by mail, internet, or phone.

  •
  North American Retail—This segment generates revenue through its 426 owned and operated Vitamin World stores selling proprietary brand and third-party products.

        Operating data for each of the four distribution channels does not include the impact of any intercompany transfer pricing mark-up, corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to, human resources, legal, finance and various other corporate-level activity related expenses. We attribute such unallocated expenses to corporate.

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

  •
  Fiscal 2002: Healthcentral.com, Knox NutraJoint®, and Synergy Plus® product lines/operations;

  •
  Fiscal 2003: Rexall Sundown Inc., Health and Diet Group Ltd. ("GNC (UK)"), FSC Wholesale, and the De Tuinen chain of retail stores;

  •
  Fiscal 2005: Le Naturiste Jean-Marc Brunet, SISU, Inc. ("SISU") and Solgar Vitamin and Herb ("Solgar"), formerly a division of Wyeth Consumer Healthcare;

  •
  Fiscal 2007: The Ester-C Company (formerly Zila Nutraceuticals, Inc.);

  •
  Fiscal 2008: Doctor's Trust , Leiner and Julian Graves;

  •
  Fiscal 2010: Ultimate Biopharma (Zongshen) Corporation; and

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

Revenue Recognition

        We recognize product revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement to deliver a product, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. The delivery terms for most sales within the Wholesale and Direct Response/ E-Commerce segments are F.O.B. destination. Generally, title and risk of loss transfer to the customer at the time the product is received by the customer. With respect to our retail store operations, we recognize revenue upon sale of products to customers. Net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional program incentive allowances.

Allowance for Sales Returns

        Estimates for sales returns are based on a variety of factors, including actual return experience of specific products or similar products. We are able to make reasonable and reliable estimates of product returns based on our 40-year history in this business. We also review our estimates for product returns based on expected return data communicated to us by customers. Additionally, we monitor the levels of inventory at our largest customers to avoid excessive customer stocking of merchandise. Allowances for returns of new products are estimated by reviewing data of any prior relevant new product introduction return information. We also monitor the buying patterns of the end-users of our products based on sales data received by our retail outlets in North America and Europe. Historically, the difference in the amount of actual sales returns compared to our estimate for sales returns has not been significant.

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

        Goodwill and indefinite-lived intangibles are tested for impairment annually, or more frequently if impairment indicators are present. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. These evaluations require the use of judgment as to the effects of external factors and market conditions on our operations, and they require the use of estimates in projecting future operating results. If actual external conditions or future operating results differ from our judgments, impairment charges may be necessary to reduce the carrying value of the subject assets. The estimated fair value of an asset could vary, depending upon the different valuation methods employed, as well as assumptions made. This may result in an impairment of the intangible assets and/or goodwill. An impairment charge would reduce operating income in the period it was determined that the charge was needed. We test goodwill annually unless an event occurs that would cause us to believe the value is impaired at an interim date. In conjunction with the Acquisition, we changed our annual impairment testing date to July 1, the first day of our fourth quarter, from September 30, the last day of our fourth quarter, which is the date it had been evaluated the preceding year. No impairment adjustments were deemed necessary based on our evaluations. We use a combination of the income and market approaches to estimate the fair value of our reporting units. A 10% change in the estimate of fair value would not have impacted our assessment.

        The fair value of our trademarks is determined based on the relief from royalty method under the income approach, which requires us to estimate a reasonable royalty rate, identify relevant projected revenues and expenses, and select an appropriate discount rate. The evaluation of indefinite-lived intangible assets for impairment requires management to use significant judgments and estimates including, but not limited to, projected future net sales, operating results, and cash flow of our business.

Stock-Based Compensation

        We record the fair value of stock-based compensation awards as an expense over the vesting period on a straight-line basis for all time vesting awards, and at the time performance is achieved or probable to be achieved for all performance based awards. To determine the fair value of stock options on the date of grant, we apply the Monte Carlo Simulation option-pricing model, including an estimate of forfeitures. Inherent in this model are assumptions related to expected stock-price volatility, risk-free interest rate, expected term and dividend yield.

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

Accruals for Litigation and Other Contingencies

        We are subject to legal proceedings, lawsuits and other claims related to various matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We determine the amount of reserves needed, if any, for each individual issue for which a loss is deemed probable based on our knowledge and experience and discussions with legal counsel. These reserves may change in the future due to new developments in each matter (including the enactment of new laws), the ultimate resolution of each matter or changes in approach, such as a change in settlement strategy. In some instances, we may be unable to make a reasonable estimate of the liabilities that may result from the final resolution of certain contingencies disclosed and accordingly, no reserve is recorded until such time that a reasonable estimate may be made.

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

	Fiscal year ended September 30,
	Successor		Predecessor
	2012	2011	2010

Net sales	100%	100%	100%

Costs and expenses:
Cost of sales	53.6%	57.3%	54.4%
Advertising, promotion and catalog	5.5%	5.3%	5.1%
Selling, general and administrative	27.8%	27.5%	25.7%
Merger expenses	0.0%	1.6%	1.7%

	86.9%	91.7%	86.9%

Income from operations	13.1%	8.3%	13.1%

Other income (expense):
Interest	-5.3%	-6.8%	-1.1%
Miscellaneous, net	0.0%	0.1%	0.2%

	-5.3%	-6.8%	-1.0%

Income before provision for income taxes	7.8%	1.5%	12.2%
Provision for income taxes	2.2%	0.4%	4.2%

Loss from discontinued operations	-0.8%	-0.1%	-0.1%
Net Income	4.9%	1.0%	7.9%

Fiscal Year Ended September 30, 2012 Compared to Fiscal Year Ended September 30, 2011

  Net Sales

        Net sales by segment for the fiscal year ended September 30, 2012 ("fiscal 2012") as compared to the fiscal year ended September 30, 2011 ("fiscal 2011") were as follows:

	Net Sales by Segment Fiscal year ended September 30,
	2012		2011
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale	$1,826,781	60.9%	$1,764,755	61.6%	$62,026	3.5%
European Retail	675,889	22.5%	636,303	22.2%	39,586	6.2%
Direct Response/E-Commerce	277,278	9.2%	257,466	9.0%	19,812	7.7%
North American Retail	219,785	7.3%	205,903	7.2%	13,882	6.7%

Net sales	$2,999,733	100.0%	$2,864,427	100.0%	$135,306	4.7%

  Wholesale

        Net sales for the Wholesale segment were $1,826,781 for fiscal 2012 as compared to $1,764,755 for fiscal 2011. The increase of $62,026 or 3.5% was primarily attributable to the following:

  •
  $97,186 from domestic branded products, primarily driven by continued growth in key brands such as Nature's Bounty® and the sports nutrition brands (such as Pure Protein® and Body Fortress®),

  •
  ($61,660) from domestic private label products, primarily driven by decreased SKUs to existing customers and pricing pressure, and

  •
  $26,500 from sales to international customers.

        We continue to adjust shelf space allocation between the Wholesale brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen Wholesale's position in the mass market. Wholesale continues to leverage valuable consumer sales information obtained from our retail stores and Direct Response/E-Commerce operations to provide our mass-market customers with data and analyses to drive mass market sales.

        We use targeted promotions to grow overall sales. Promotional programs and rebates were $295,325, or 13.7% of sales for fiscal 2012 as compared to $290,663, or 14.0% of sales for fiscal 2011. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were $28,333, or 1.3% of sales for fiscal 2012 as compared to $27,562 or 1.3% of sales for fiscal 2011. The product returns for fiscal 2012 and fiscal 2011 were mainly attributable to returns in the ordinary course of business. We expect returns relating to normal operations to trend between 1% to 2% of Wholesale sales in future quarters.

        One customer, Wal-Mart, represented 23% and 25% of the Wholesale segment's net sales for fiscal 2012 and 2011, respectively. It also represented 14% and 15% of consolidated net sales for fiscal 2012 and 2011, respectively. The loss of this customer, or any of our other major customers, could have a material adverse effect on our results of operations if we were unable to replace that customer.

  European Retail

        Net sales for this segment increased $39,586, or 6.2%, to $675,889 in fiscal 2012 from $636,303 for fiscal 2011. For fiscal 2012 same store sales in U.S. dollars increased 1.6%, or $9,922, as compared to fiscal 2011. In local currency, same store sales increased 3.5% as compared to fiscal 2011. During fiscal 2012 and 2011, nine and twenty-six Julian Graves stores, respectively were converted to either Holland & Barrett or GNC (UK) stores.

        The following is a summary of European Retail store activity for the fiscal years ended September 30, 2012 and 2011:

European Retail stores:	Fiscal 2012	Fiscal 2011
Company-owned stores
Open at beginning of the period	823	765
Opened during the period*	39	58
Acquired during the period	—	3
Closed during the period	(6)	(3)

Open at end of the period	856	823

Franchised stores
Open at beginning of the period	28	22
Opened during the period	13	10
Closed during the period	(1)	(4)

Open at end of the period	40	28

Total company-owned and franchised stores
Open at beginning of the period	851	787
Opened during the period*	52	68
Acquired during the period	—	3
Closed during the period	(7)	(7)

Open at end of the period	896	851

*
Includes stores that were converted from Julian Graves to either Holland & Barrett or GNC (UK) stores.

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased $19,812, or 7.7%, to $277,278 in fiscal 2012 from $257,466 in fiscal 2011. The total number of orders increased approximately 10% and the average order size remained consistent for fiscal 2012 as compared to fiscal 2011. On-line net sales comprised 66% of this segment's net sales for fiscal 2012 as compared to 61% for fiscal 2011.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical results reflect this pattern and therefore this segment should be viewed on an annual, and not quarterly, basis.

  North American Retail

        Net sales for this segment increased $13,882, or 6.7%, to $219,785 for fiscal 2012. Same store sales increased 8.9%, or $17,516. The segment continues to benefit from updated in-store signage, SKU rationalization and a continued shift in the promotional strategy to an everyday low price rather than special savings days, which was the strategy in prior years.

        The following is a summary of North American Retail store activity for the fiscal years ended September 30, 2012 and 2011:

North American Retail stores:	Fiscal 2012	Fiscal 2011
Total North American Retail
Open at beginning of the period	443	457
Opened during the period	—	2
Closed during the period	(17)	(16)

Open at end of the period	426	443

  Cost of Sales

        Cost of sales for fiscal 2012 as compared to fiscal 2011 was as follows:

	Fiscal year ended September 30,
	2012	2011	$ Change	% Change
Cost of Sales	$1,608,436	$1,641,887	$(33,451)	-2.0%
Percentage of net sales	53.6%	57.3%

        The decrease in cost of sales relates primarily to an adjustment of $122,104 to acquired inventory to its fair value as required under acquisition accounting in connection with the Acquisition, resulting in a one-time increase in cost of sales as the acquired inventory was sold during the first quarter of the fiscal year ended September 30, 2011. Excluding this adjustment, cost of sales as a percentage of net sales increased by 0.5 percentage points as compared to the prior comparable period. Cost of sales as a percentage of net sales has fluctuated, in part due to competitive pressures in the private label business, product mix and fluctuations in the costs of certain raw materials. To address these matters, we continuously seek to implement improvements in our supply chain, and are also increasing our focus on branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses for fiscal 2012 as compared to fiscal 2011 were as follows:

	Fiscal year ended September 30,
	2012	2011	$ Change	% Change
Advertising, promotion and catalog	$164,298	$152,021	$12,277	8.1%
Percentage of net sales	5.5%	5.3%

        As a percentage of sales, advertising promotion and catalog expense remained relatively consistent. The increase in advertising, promotion and catalog expense is primarily due to media and website advertising.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") for fiscal 2012 as compared to fiscal 2011 were as follows:

	Fiscal year ended September 30,
	2012	2011	$ Change	% Change
Selling, general and administrative	$832,629	$788,719	$43,910	5.6%
Percentage of net sales	27.7%	27.5%

        As a percentage of sales, SG&A remained relatively consistent. SG&A costs increased by $43,910 compared to fiscal 2011 due primarily to increased payroll and related benefit costs of $17,085; Freight increases of $5,711 driven by sales volume and fuel costs; an increase in professional fees of $12,538, due principally to an increased use of external consultants to support our productivity and growth initiatives; and an increase in market research of $4,376, also in support or our growth initiatives.

  Merger Expenses

        There were no Merger related costs for fiscal 2012. In connection with the Acquisition described above, we incurred charges of $44,479 in fiscal 2011. For fiscal 2011, these charges consisted of $15,660 in financing costs associated with an unused bridge loan, $14,324 for a portion of the transaction fee paid to Carlyle and $14,495 of other Merger related costs.

  Income from Operations

        Income from operations for fiscal 2012 as compared to fiscal 2011 was as follows:

	Fiscal year ended September 30,
	2012	2011	$ Change	% Change
Wholesale	$241,504	$283,775	$(42,271)	-14.9%
European Retail	151,274	121,216	30,058	24.8%
Direct Response/E-Commerce	56,391	59,193	(2,802)	-4.7%
North American Retail	22,812	12,575	10,237	81.4%
Corporate	(77,611)	(239,438)	161,827	-67.6%

Total	$394,370	$237,321	$157,049	66.2%

Percentage of net sales	13.1%	8.3%

        The decrease in the loss of the Corporate segment relates to the Merger expenses of $44,479 described above as well as $122,104 to record acquired inventory to its fair value as required under acquisition accounting in connection with the Acquisition during fiscal 2011. The decrease in the Wholesale segment's income from operations is primarily due to lower margins on the private label business and increased advertising and professional fees. The increase in the European Retail segment's income from operations was related to the increase in sales partially offset by higher SG&A costs (primarily store occupancy costs). The decrease in the Direct Response/E-Commerce segment's income from operations was primarily due to higher freight costs, partially offset by higher sales and gross profits. The increase in the North American Retail segment's income from operations was a result of higher sales when compared to the prior comparable period.

  Interest Expense

        Interest expense decreased by $36,982 to $158,584 primarily due to lower balances outstanding resulting from the prepayment of $225,000 of our term loan B-1 on December 30, 2011, as well as the refinancing that took place in March 2011.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

	Fiscal year ended September 30,
	2012	2011	$ Change
Foreign exchange gains (losses)	$(53)	$124	$(177)
Investment income	1,160	665	495
Ineffectiveness on cross currency swap	(3,358)	—	(3,358)
Other	1,248	1,144	104

Total	$(1,003)	$1,933	$(2,936)

        Miscellaneous, net decreased primarily due to ineffectiveness recorded in conjunction with our cross currency swap.

  Provision for Income Taxes

        Our provision for income taxes was impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for fiscal 2012 was 27.8%, compared to 25.2% in the prior fiscal year. The fiscal 2012 effective tax rate is higher than the fiscal 2011 effective tax primarily due to the domestic loss for fiscal 2011 due to $122,104 inventory costs associated with the Acquisition as well as $44,479 of Merger costs associated with the Merger, for which Federal and State tax benefits have been recognized as compared with domestic income for fiscal 2012 for which Federal and State taxes had been provided for as well as a $7,792 benefit for the sale of Le Naturiste.

Fiscal Year Ended September 30, 2011 Compared to Fiscal Year Ended September 30, 2010

  Net Sales

        Net sales by segment for fiscal 2011 as compared to the fiscal year ended September 30, 2010 ("fiscal 2010") were as follows:

	Net Sales by Segment Fiscal year ended September 30,
			2010
	2011
			Predecessor
	Successor
				% of total
Segment	Net Sales	% of total	Net Sales		$ change	% change
Wholesale	$1,764,755	61.6%	$1,734,860	60.6%	$29,895	1.7%
European Retail	636,303	22.2%	543,365	19.0%	92,938	17.1%
Direct Response/E-Commerce	257,466	9.0%	233,972	8.2%	23,494	10.0%
North American Retail	205,903	7.2%	193,640	6.8%	12,263	6.3%

Net sales	$2,864,427	100.0%	$2,705,837	94.5%	$158,590	5.9%

  Wholesale

        Net sales for the Wholesale segment were $1,764,755 for fiscal 2011 as compared to $1,734,860 for fiscal 2010. The increase of $28,895 or 1.7% was primarily attributable to the following:

  •
  $100,578 from domestic branded products, primarily driven by continued growth in key brands such as Nature's Bounty® and the sports nutrition brands (such as Pure Protein® and Body Fortress®),

  •
  ($105,138) from domestic private label products, primarily driven by decreased SKUs to existing customers, and

  •
  $34,455 from international sales.

        We continue to adjust shelf space allocation between the Wholesale brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen Wholesale's position in the mass market. Wholesale continues to leverage valuable consumer sales information obtained from our Vitamin World retail stores and Direct Response/E-Commerce operations to provide our mass-market customers with data and analyses to drive mass market sales.

        We use targeted promotions to grow overall sales. Promotional programs and rebates were $290,663, or 14.0% of sales for fiscal 2011 as compared to $246,654, or 12.3% of sales for fiscal 2010. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were $27,562 or 1.3% of sales for fiscal 2011 as compared to $25,203 or 1.3% of sales for fiscal 2010. The product returns for fiscal 2011 and fiscal 2010 were mainly attributable to returns in the ordinary course of business. We expect returns relating to normal operations to trend between 1% to 2% of Wholesale sales in future quarters.

        One customer, Wal-Mart, represented 25% and 27% of the Wholesale segment's net sales for fiscal 2011 and 2010, respectively. It also represented 15% and 17% of consolidated net sales for fiscal 2011 and 2010, respectively. The loss of this customer, or any of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace that customer.

  European Retail

        Net sales for this segment increased $92,938, or 17.1%, to $636,303 in fiscal 2011 from $543,365 for fiscal 2010. For fiscal 2011 same store sales in U.S. dollars increased 9.2%, or $49,070, as compared to fiscal 2010. In local currency, same store sales increased 5.9% as compared to fiscal 2010. During fiscal 2011 and 2010, twenty-six and sixty-seven Julian Graves stores, respectively were converted to either Holland & Barrett, GNC (UK) or Nature's Way stores.

        The following is a summary of European Retail store activity for the fiscal years ended September 30, 2011 and 2010:

European Retail stores:	Fiscal 2011	Fiscal 2010
Company-owned stores
Open at beginning of the period	765	653
Opened during the period*	58	108
Acquired during the period	3	6
Closed during the period	(3)	(2)

Open at end of the period	823	765

Franchised stores
Open at beginning of the period	22	28
Opened during the period	10	8
Closed during the period	(4)	(14)

Open at end of the period	28	22

Total company-owned and franchised stores
Open at beginning of the period	787	681
Opened during the period*	68	116
Acquired during the period	3	6
Closed during the period	(7)	(16)

Open at end of the period	851	787

*
Includes stores that were converted from Julian Graves to either Holland & Barrett, GNC (UK) or Nature's Way stores.

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased $23,494, or 10.0%, to $257,466 in fiscal 2011 from $233,972 in fiscal 2010. The total number of orders increased approximately 10% and the average order size remained consistent for fiscal 2011 as compared to fiscal 2010. On-line net sales comprised 61% of this segment's net sales for fiscal 2011 as compared to 56% for fiscal 2010.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical results reflect this pattern and therefore this division should be viewed on an annual, and not quarterly, basis.

  North American Retail

        Net sales for this segment increased $12,263, or 6.3%, to $205,903 for fiscal 2011. Same store sales increased 5.1%, representing $9,431 of the overall increase in net sales. The business continues to benefit from updated in-store signage, SKU rationalization and a shift in the promotional strategy to an everyday low price rather than special savings days, which was the strategy in prior years.

        The following is a summary of North American Retail store activity for the fiscal years ended September 30, 2011 and 2010:

North American Retail stores:	Fiscal 2011	Fiscal 2010
Total North American Retail
Open at beginning of the period	457	442
Opened during the period	2	21
Closed during the period	(16)	(6)

Open at end of the period	443	457

  Cost of Sales

        Cost of sales for fiscal 2011 as compared to fiscal 2010 was as follows:

	Fiscal year ended September 30,
	Successor	Predecessor
	2011	2010	$ Change	% Change
Cost of Sales	$1,641,887	$1,473,095	$168,792	11.5%
Percentage of net sales	57.3%	54.4%

        The increase in cost of sales relates primarily to an adjustment of $122,104 to acquired inventory to its fair value as required under acquisition accounting in connection with the Acquisition, resulting in a one-time increase in cost of sales as the acquired inventory was sold during the first quarter. Excluding this adjustment, the decrease in cost of sales as a percentage of net sales (53.1%) is attributable to a higher proportion of branded product sales, which traditionally have higher gross profit margins than private label product sales, as compared to the prior comparable period, partially offset by higher costs of certain raw materials.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses for fiscal 2011 as compared to fiscal 2010 were as follows:

	Fiscal year ended September 30,
	Successor	Predecessor
	2011	2010	$ Change	% Change
Advertising, promotion and catalog	$152,021	$136,763	$15,258	11.2%
Percentage of net sales	5.3%	5.1%

        The increase in advertising, promotion and catalog expense is primarily due to media and website advertising.

  Selling, General and Administrative Expenses

        SG&A for fiscal 2011 as compared to fiscal 2010 were as follows:

	Fiscal year ended September 30,
	Successor	Predecessor
	2011	2010	$ Change	% Change
Selling, general and administrative	$788,719	$694,803	$93,916	13.5%
Percentage of net sales	27.5%	25.7%

        SG&A costs increased by $93,916 compared to fiscal 2010 due to higher amortization expense of $29,293 associated with the increased value of trade-names and customer relationship intangible assets recorded in acquisition accounting as a result of the acquisition; increased payroll and payroll related costs of approximately $24,827 and higher rent and related utilities expenses of approximately $16,502 primarily associated with new store openings and store conversions in the European Retail segment. In addition, freight costs increased approximately $10,588 due to higher fuel costs as well as increased sales and professional fees increased by $5,589.

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

  Income from Operations

        Income from operations for fiscal 2011 as compared to fiscal 2010 was as follows:

	Fiscal year ended September 30,
	Successor	Predecessor
	2011	2010	$ Change	% Change
Wholesale	$283,775	$292,991	$(9,216)	-3.1%
European Retail	121,216	101,121	20,095	19.9%
Direct Response/E-Commerce	59,193	68,018	(8,825)	-13.0%
North American Retail	12,575	11,272	1,303	11.6%
Corporate	(239,438)	(118,128)	(121,310)	102.7%

Total	$237,321	$355,274	$(117,953)	-33.2%

Percentage of net sales	8.3%	13.1%

        The increase in the expenses included in the Corporate segment relate to the Merger expenses described above as well as an increase in payroll and payroll related costs and $122,104 to record acquired inventory to its fair value as required under acquisition accounting in connection with the Acquisition. The decrease in Wholesale income from operations is primarily due to higher amortization of intangible assets resulting from the Acquisition offset by higher profits and the reversal of a legal accrual that is no longer necessary. The increase in the European Retail segment was related to the increase in sales partially offset by higher SG&A costs (primarily payroll and store occupancy costs). The decrease in Direct Response/E-Commerce income from operations was primarily due to higher freight costs and higher amortization of definite lived intangible assets, offset by higher sales and gross profits. The increase in the North American Retail income was a result of higher sales with various increases in SG&A (primarily payroll and professional fees).

  Interest Expense

        Interest expense increased by $165,458 to $195,566 due to higher borrowing associated with the Acquisition described above.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

	Fiscal year ended September 30,
	Successor	Predecessor
	2011	2010	$ Change
Foreign exchange gains (losses)	$124	$1,108	$(984)
Investment income	665	711	(46)
Rental income	—	581	(581)
Other	1,144	1,727	(583)

Total	$1,933	$4,127	$(2,194)

        Miscellaneous, net decreased primarily due to a decrease in unrealized foreign exchange gains on intercompany balances for fiscal 2011 as compared to fiscal 2010, as well as an insurance settlement received in 2010.

  Provision for Income Taxes

        Our provision for income taxes was impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for fiscal 2011 was 25.2%, compared to 34.7% in the prior fiscal year. The fiscal 2011 effective tax rate is lower than the fiscal 2010 effective tax primarily due to the domestic loss for fiscal 2011 due to $122,104 inventory costs associated with the Acquisition as well as $44,479 of Merger costs associated with the Merger, for which Federal and State tax benefits have been recognized as compared with domestic income for fiscal 2010 for which Federal and State taxes had been provided for.

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

        On March 1, 2011, NBTY, Holdings, Barclays Bank PLC, as administrative agent and several other lenders entered into the Refinancing, pursuant to which we repriced our loans and amended certain other terms under our existing credit agreement. Under the terms of the Refinancing, the original $250,000 term loan A and $1,500,000 term loan B were replaced with a new $1,750,000 term loan B-1 and the $250,000 revolving credit facility was modified to $200,000. Borrowings under term loan B-1 bear interest at a floating rate which can be, at our option, either (i) Eurodollar rate plus an applicable margin or, (ii) base rate plus an applicable margin, in each case, subject to a Eurodollar rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-1 and the revolving credit facility is 3.25% per annum for Eurodollar loans and 2.25% per annum for base rate loans, with a step-down in rate for the revolving credit facility upon the achievement of a certain total senior secured leverage ratio. Substantially all other terms are consistent with the original term loan B, including the amortization schedule of term loan B-1 and maturity dates. As a result of the Refinancing, $20,824 of previously capitalized deferred financing costs were expensed. In addition, $2,394 of the call premium on term loan B and termination costs on interest rate swap contracts of $1,525 were expensed.

        On December 30, 2011, we prepaid $225,000 of principal on our term loan B-1. As a result of this prepayment, $9,289 of deferred financing costs were written off. In accordance with the prepayment provisions of the Refinancing, no scheduled payments of principal will be required until October 2017.

        We must make prepayments on the term loan B-1 facility with the net cash proceeds of certain asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under our senior secured credit facilities unless specifically incurred to refinance a portion of our senior secured credit facilities) and 50% of excess cash flow (such percentage subject to reduction based on achievement of specified total senior secured leverage ratios), in each case, subject to certain reinvestment rights and other exceptions. We are also required to make prepayments under our revolving credit facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under the revolving credit facility exceeds the aggregate amount of commitments in respect of the revolving credit facility.

        In addition, the terms of the Refinancing require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility (including swingline loans and any unreimbursed drawings under any letters of credit (not including drawings on letters of credit which have been cash collateralized by the borrower to at least 105% of their maximum stated amount)). We were in compliance with all covenants under the credit agreement governing our senior secured credit facilities at September 30, 2012. During fiscal 2012, there were no borrowings outstanding under the revolving credit facility. In connection with the acquisition of Balance Bar, approximately $80,000 was drawn in November 2012. All other financial covenants required by the senior secured credit facilities were removed as part of the Refinancing.

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

        On October 17, 2012, Holdings, our parent company, issued $550,000 senior unsecured notes ("Holdco Notes") that mature on November 1, 2017. Interest on the notes will accrue at the rate of 7.75% per annum with respect to Cash Interest and 8.50% per annum with respect to any paid-in-kind interest ("PIK Interest"). Interest on the Holdco Notes will be payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. Holdings is a holding company with no operations of its own and has no ability to service interest or principal on the Holdco Notes, other than through dividends it may receive from NBTY. NBTY is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing its notes and the senior secured credit facility. NBTY has not guaranteed the indebtedness of Holdings, nor pledged any of its assets as collateral and the Holdco Notes are not reflected on NBTY's balance sheet. The proceeds from the offering of the Holdco Notes, along with the $200,000 from NBTY described below, were used to pay transactions fees and expenses and a dividend of approximately $722,000 to Holdings' shareholders.

        On October 11, 2012 we amended our credit agreement to allow Holdings, our parent company, to issue and sell Holdco Notes. In addition, among other things, the amendment (i) increases the general restricted payments basket, as defined by the credit agreement, (ii) increased the maximum total leverage ratio test which governs the making of restricted payments using Cumulative Credit (as defined in the credit agreement) and (iii) modified the definition of Cumulative Credit to be calculated retroactively using 50% of the consolidated net income as defined in NBTY's indenture governing the notes. Interest on the Holdco Notes will be paid via dividends from NBTY to Holdings, to the extent that it is permitted under our credit agreement. Approximately $6,000 of expenses related to the amendment was capitalized as a deferred financing cost and will be amortized using the effective interest method. In conjunction with the amendment, we paid Holdings a cash dividend of approximately $194,000 in October 2012.

        Interest on the Holdco Notes is payable entirely in cash ("Cash Interest") to the extent that it is less than the maximum amount of allowable dividends and distributions, as discussed on page 37, plus cash at Holdings ("Applicable Amount") as defined by the indenture governing the Holdco Notes. For any interest period after May 1, 2013 (other than the final interest period ending at stated maturity), if the Applicable Amount as for such interest period will be:

          (i)    equal or exceed 75%, but be less than 100%, of the aggregate amount of Cash Interest that would otherwise be due on the relevant interest payment date, then Holdings may, at its option, elect to pay interest on (a) 25% of the then outstanding principal amount of the Holdco Notes by increasing the principal amount of the outstanding Holdco Notes or by issuing other PIK notes under the indenture governing the Holdco Notes, on the same terms and conditions of the Holdco Notes, in a principal amount equal to such interest ("PIK Interest") and (b) 75% of the then outstanding principal amount of the Holdco Notes as Cash Interest;

          (ii)   equal or exceed 50%, but be less than 75%, of the aggregate amount of Cash Interest that would otherwise be due on the relevant interest payment date, then Holdings may, at its option, elect to pay interest on (a) 50% of the then outstanding principal amount of the Holdco Notes as PIK Interest and (b) 50% of the then outstanding principal amount of the Holdco Notes as Cash Interest;

          (iii)  equal or exceed 25%, but be less than 50%, of the aggregate amount of Cash Interest that would otherwise be due on the relevant interest payment date, then Holdings may, at its option, elect to pay interest on (a) 75% of the then outstanding principal amount of the Holdco Notes as PIK Interest and (b) 25% of the then outstanding principal amount of the Holdco Notes as Cash Interest; or

          (iv)  be less than 25% of the aggregate amount of Cash Interest that would otherwise be due on the relevant interest payment date, then Holdings may, at its option, elect to pay interest on the Holdco Notes as PIK Interest.

        The insufficiency or lack of funds available to Holdings to pay Cash Interest as required by the preceding paragraph shall not permit Holdings to pay PIK Interest in respect of any interest period and the sole right of Holdings to elect to pay PIK Interest shall be as (and to the extent) provided in the immediately preceding paragraph.

        The indenture governing the notes, the indenture governing the Holdco Notes and the senior secured credit facilities contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to:

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

        Our ability to make payments on and to refinance our indebtedness, including our notes, will depend on our ability to generate cash in the future. We believe that our cash on hand, together with cash from operations and, if required, borrowings under the revolving portion of our senior secured credit facilities, will be sufficient for our cash requirements for the next twelve months.

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

        The following table sets forth, as of the dates indicated, cash balances and working capital:

	Fiscal year ended September 30,
	Successor		Predecessor
	2012	2011	2010

Cash and cash equivalents	$315,136	$393,335	$341,678
Working capital (including cash and cash equivalents)	$882,495	$899,699	$849,338

        The following table sets forth, for the period indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Fiscal year ended September 30,
	Successor		Predecessor
	2012	2011	2010

Cash flow provided by operating activities	$234,050	$284,637	$371,752
Cash flow used in investing activities	$85,799	$(4,032,043)	$(82,103)
Cash flow provided by (used in) financing activities	$(229,360)	$3,798,238	$(47,227)
Total inventory turnover	2.28	2.33	2.33
Finished goods inventory turnover (excluding bulk)	4.34	4.28	4.89
Days sales outstanding in accounts receivable	32	30	30

        We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. Cash and cash equivalents held by our foreign subsidiaries are subject to U.S. income taxes upon repatriation to the U.S. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law. However, during fiscal 2012 and 2010, we permanently reinvested approximately $25,000 and $17,000, respectively of our foreign earnings outside of the U.S.

        Working capital of $882,495 as of September 30, 2012 remained relatively consistent as income from operations was offset by a substantial prepayment on our term loan B-1 which was a long term obligation. Cash provided by operating activities of $234,050 during fiscal 2012 was mainly attributable to net income of $146,471. During fiscal 2012, cash flows used in investing activities consisted primarily of cash paid purchases of property, plant and equipment. During fiscal 2012, cash flows used financing activities relate to principal payments under long-term debt agreements.

        As of September 30, 2011, the increase in working capital of $59,339 as compared to September 30, 2010 was primarily due to increased cash balances, decreased current portion of long term debt due to the Transactions, partially offset by higher accounts payable balances. Cash provided by operating activities of $284,637 during fiscal 2011 was mainly attributable to net income of $27,637, non-cash amortization of the incremental inventory fair value associated with the Merger of $122,104, depreciation and amortization of $118,411 and other changes in operating assets and liabilities. During fiscal 2011, cash flows used in investing activities consisted primarily of cash paid for acquisitions relating to the Merger and purchases of property, plant and equipment. During fiscal 2011, cash flows from financing activities primarily relating to borrowings and capital contributions related to the Merger and Transactions offset by payments for financing fees and principal payments under long-term debt agreements and capital lease obligations.

Consolidated EBITDA

        EBITDA consists of earnings before interest expense, taxes, depreciation and amortization. Consolidated EBITDA, as defined in our senior secured credit facilities, as amended, eliminates the impact of a number of items we do not consider indicative of our ongoing operating performance. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. Consolidated EBITDA is a component of certain covenants under our senior secured credit facilities. We present EBITDA and Consolidated EBITDA because we consider these items to be important supplemental measures of our performance and believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industries with similar capital structures. We believe issuers of debt securities also present EBITDA and Consolidated EBITDA because investors, analysts and rating agencies consider it useful in measuring the ability of those issuers to meet debt service obligations. We believe that these items are appropriate supplemental measures of debt service capacity, because cash expenditures for interest are, by definition, available to pay interest, and tax expense is inversely correlated to interest expense because tax expense goes down as deductible interest expense goes up; and depreciation and amortization are non-cash charges.

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

        The following table reconciles net loss to EBITDA and Consolidated EBITDA (as defined in our senior secured credit facilities) for fiscal 2012 and 2011:

	Fiscal 2012	Fiscal 2011
Net income	$146,471	$29,919
Interest expense	158,584	195,537
Income tax provision	56,199	9,990
Depreciation and amortization	104,375	103,335

EBITDA	465,629	338,781
Merger related costs(a)	—	44,479
Inventory fair value adjustment(b)	—	122,104
Severance costs(c)	3,206	5,055
Stock-based compensation(d)	2,680	1,788
Consulting fee(e)	3,000	3,000
Impairments and disposals(f)	32,565	2,673
Proforma cost savings(g)	56,054	24,320
Other non-recurring items(h)	27,990	13,901
Limitation on certain EBITDA adjustments	(30,199)	—

Consolidated EBITDA	$560,925	$556,101

(a)
Reflects the exclusion of costs incurred in connection with the Merger, including $15,660 of financing costs associated with an unused bridge loan, $14,324 representing the portion of the one-time sponsor transaction fee and $14,495 relating to other Merger related costs.

(b)
Reflects the exclusion of the sell-through of the increased fair value of opening inventory at acquisition required under acquisition accounting.

(c)
Reflects the exclusion of severance costs incurred.

(d)
Reflects the exclusion of non-cash expenses related to stock options.

(e)
Reflects the exclusion of the Carlyle consulting fee.

(f)
Reflects the impairment of certain assets including the Julian Graves Limited impairment of $20,106.

(g)
Reflects 12 months of prospective savings in accordance with the credit agreement; specifically the amount of cost savings expected to be realized from operating expense reductions and other operating improvements as a result of specified actions taken or initiated, less the amount of any actual cost savings realized during the period.

(h)
Reflects the exclusion of various non-recurring items, including $15,570 and $4,383 of one-time consulting fees for fiscal 2012 and fiscal 2011, respectively.

Off-Balance Sheet Arrangements

        See description of the Holdco Notes above for off-balance sheet arrangements. For additional information relating to certain contractual cash obligations see below.

Contractual Obligations

        A summary of contractual cash obligations as of September 30, 2012 is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt, excluding interest(1)	$1,507,500	$—	$—	$—	$1,507,500
Interest(1)	659,312	131,366	253,559	245,137	29,250
Operating leases	693,584	112,977	185,790	145,437	249,380
Purchase commitments	170,768	170,058	710	—	—
Capital commitments	11,914	11,914	—	—	—
Employment and consulting agreements	7,529	1,700	3,400	2,429	—

Total contractual cash obligations	$3,050,607	$428,015	$443,459	$393,003	$1,786,130

(1)
Excludes the $550 million Holdco Notes and related annual interest and approximately $43 million of interest at 7.75%

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

        We conduct retail operations under operating leases, which generally have lease terms between 5 and 15 years, with the longest lease term expiring in 2039. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs. At September 30, 2012, we had $693,584 in future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year are noted in the above table.

        During fiscal 2012, no one supplier individually represented greater than 10% of our raw material purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations. We were committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements, some of which extend beyond one year, with fixed price provisions aggregating $170,768 at September 30, 2012. Generally, most of our purchase commitments are cancelable at our discretion until the order has been shipped, but require repayment of all expenses incurred through the date of cancellation.

        We had $11,914 in open capital commitments at September 30, 2012, primarily related to leasehold improvements, as well as manufacturing equipment, computer hardware and software.

        At September 30, 2012, we had a liability of $12,888 for unrecognized tax benefits, the recognition of which would have an effect of $10,160 on income tax expense and the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

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

Foreign Currency

        Approximately 31%, 32% and 32% of our net sales for fiscal 2012, 2011 and 2010, respectively, were denominated in currencies other than U.S. dollars, principally British pound sterling and to a lesser extent euros, Canadian dollars and Chinese yuan. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on us, as this would result in a decrease in our consolidated operating results.

        Our foreign subsidiaries accounted for the following percentages of assets and total liabilities as of September 30, 2012 and 2011:

	2012	2011
Total assets	25%	24%
Total liabilities	5%	4%

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. dollars. This process results in exchange rate gains and losses, which are included as a separate component of stockholders' equity under the caption "Accumulated other comprehensive income."

        During fiscal 2012, 2011 and 2010, translation gains (losses) of $23,107, ($20,196) and ($4,603), respectively, were included in determining other comprehensive income. Accordingly, cumulative translation gains (losses) of approximately $2,911 and ($20,196) were included as part of accumulated other comprehensive income within the consolidated balance sheet at September 30, 2012 and 2011, respectively.

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

        To manage the potential exposure from adverse changes in currency exchange rates, specifically the British pound sterling, arising from our net investment in British pound sterling denominated operations, on December 16, 2010, we entered into three cross currency swap contracts to hedge a portion of the net investment in our British pound denominated foreign operations. The aggregate notional amount of the swap contracts is 194,200 British pounds (approximately $301,000 U.S. dollars), with a forward rate of 1.56, and a termination date of September 30, 2017.

        Net sales denominated in foreign currencies were approximately $917,385, or 31% of total net sales, for fiscal 2012. A majority of our foreign currency exposure is denominated in British pounds and Canadian dollars. For fiscal 2012, as compared to the prior comparable period, the British pound and the Canadian dollar decreased 2% as compared to the U.S. dollar. The combined effect of the changes in these currency rates resulted in a decrease of $14,367 in net sales and an increase of $1,625 in operating income.

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

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. Assuming our senior secured credit facilities are fully drawn, each one eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on our senior secured credit facilities by approximately $884 per year.

Item 8.    Financial Statements and Supplemental Data

        See the "Index to Consolidated Financial Statements" included in this Report.

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

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the three months ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, management assessed, as of September 30, 2012, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment using those criteria, management concluded that our internal control over financial reporting, as of September 30, 2012, was effective.

        The effectiveness of our internal control over financial reporting as of September 30, 2012 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The following table sets forth the names and ages of members of our Board of Directors (the "Board" or "Directors") and executive officers and the positions they held with us as of November 15, 2012, each of whom serves an indefinite term until his or her successor has been appointed and qualified.

Name	Age	Position
Sandra Horbach	52	Chairman of the Board
David Bernauer	68	Director
Marco De Benedetti	50	Director
Robert Essner	65	Director
Allan Holt	60	Director
Elliot Wagner	36	Director
Jeffrey Nagel	48	Director and CEO
Michael Collins	49	CFO
Harvey Kamil	68	Vice Chairman
Joseph Looney	55	Chief Accounting Officer, Vice President—Finance
Christopher Brennan	41	Senior Vice President—General Counsel
James Flaherty	55	Senior Vice President—Marketing and Advertising
Hans Lindgren	51	Senior Vice President—Operations and Corporate Secretary
Karla Packer	53	Senior Vice President—Human Resources
Glenn Schneider	43	President—Global Wholesale
Katia Facchetti	48	Chief Marketing Officer
Bernard O'Keefe	59	Chief Supply Chain Officer

Sandra Horbach

        Sandra Horbach has served as a member of our Board since October 2010 and Chairman of the Board since May 2011. She is a Managing Director of The Carlyle Group, where she focuses on U.S. buyout investment opportunities in the consumer and retail industries and serves as head of the Global Consumer and Retail team. She currently serves on the Board of Directors of Dunkin' Brands and CVC Brasil Operadora e Agencia de Viagens S.A. Ms. Horbach is a member of the Board of Trustees and Chairs the Investment Committee at Rockefeller University, is a member of the Stanford Business School Advisory Council, and serves on the Board of Trustees of The Chapin School in New York. Before joining Carlyle, Ms. Horbach spent 18 years at Forstmann Little, a private investment firm. She also spent two years in the mergers and acquisition department of Morgan Stanley. Ms. Horbach received her Masters in Business Administration from the Stanford University Graduate School of Business and her Bachelor of Arts from Wellesley College. This experience, in particular her extensive experience in the retail and consumer industries, and her experience on other boards, led to the conclusion that Ms. Horbach should serve as a Director.

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

Marco De Benedetti

        Marco De Benedetti has served as a member of our Board since October 2010. He is a Partner and Managing Director of The Carlyle Group and Co-Head of its Europe buyout team. He is based in Milan, Italy. Mr. De Benedetti serves on the Board of Directors of Cofide S.p.A (since 1994), Moncler (since 2008) and Commscope (since 2010), as well as Save the Children Italia. Before joining Carlyle, Mr. De Benedetti was the Chief Executive Officer of Telecom Italia. Mr. De Benedetti was the Chief Executive Officer of Telecom Italia Mobile from 1999 until its merger with Telecom Italia. Previously, Mr. De Benedetti was the Chairman of Infostrada, the main alternative fixed-line carrier for voice services and internet access in Italy, and Chief Executive Officer of Olivetti Telemedia, the telecommunications and multimedia business of the Olivetti Group. Between 1987 and 1989, Mr. De Benedetti worked for Wasserstein, Perrella & Co. in New York. In 1990, he joined the Olivetti Group as Assistant to the Chief Executive Officer of Olivetti Systems and Networks, and he was later appointed as Group Director of Marketing and Services. In 1992, he was appointed General Manager of Olivetti Portugal. Mr. De Benedetti received his Bachelor's degree in history and economics from Wesleyan University and his Masters in Business Administration from the Wharton School at the University of Pennsylvania. This experience, in particular his extensive executive and business management experience, led to the conclusion that Mr. De Benedetti should serve as a Director.

Robert Essner

        Robert Essner has served as a member of our Board since February 2011. He is a Senior Advisor at The Carlyle Group focused on identifying and evaluating global investment opportunities in the healthcare sector. Mr. Essner was Chairman for Wyeth from 2003 until 2008 and Chief Executive Officer for Wyeth from 2001 until 2008. Mr. Essner worked for 32 years in the pharmaceutical industry and during that time served in many leadership roles, including Chairman of the Pharmaceutical Research and Manufacturers Association. Mr. Essner is currently a director of MassMutual. He served as Chairman of the not-for-profit Children's Health Fund Corporate Council for 13 years and is presently on their Board of Trustees. Mr. Essner is Executive-in-Residence and Adjunct Professor at Columbia Business School, where he teaches courses in Healthcare Management. Mr. Essner received a Master's degree from the University of Chicago and a Bachelor's degree from Miami University. This experience, including his extensive background and experience in the pharmaceutical industry, led to the conclusion that Mr. Essner should serve as a Director.

Allan Holt

        Allan Holt has served as a member of our Board since October 2010. Mr. Holt, a Partner and Managing Director of The Carlyle Group, is currently a Co-head of its U.S. Buyout group. Mr. Holt is a graduate of Rutgers University and received his M.B.A. from the University of California, Berkeley. He serves on the boards of directors of Booz Allen Hamilton Holding Corporation and SS&C Technologies, Inc., the boards of managers of HCR ManorCare, LLC and HCRMC Operations, LLC, as well as on the non-profit boards of directors of The Barker Foundation Endowment Fund, The Hillside Foundation, Inc., The National Children's Museum and The Smithsonian National Air and Space Museum. Mr. Holt also served on the boards of directors of Aviall, Inc. (from 2001 to 2006), Sequa Corporation (2007 until February 2011) and Vought Aircraft Industries, Inc. (from 2000 to June 2010). This experience, including his extensive experience in finance and his experience on other boards, led to the conclusion that Mr. Holt should serve as a Director.

Elliot Wagner

        Elliot Wagner has served as a member of our Board since October 2010. He is a Managing Director of The Carlyle Group, where he focuses on U.S. buyout opportunities in the consumer and retail sector. From 2000 to 2008, Mr. Wagner was a member of Carlyle's Global Aerospace, Defense, and Government/Business Services team. Before joining Carlyle in 2000, Mr. Wagner was with Lehman Brothers Inc., focusing on mergers, acquisitions and financings for aerospace, defense, consumer and technology companies. Mr. Wagner received his Bachelor of Science degree from Cornell University, where he currently serves on the Advisory Council of the Dyson School of Applied Economics and Management. Mr. Wagner was a member of the board of directors and audit committee of Sequa Corporation and Wesco Aircraft Hardware Corporation. This experience, in particular his experience with companies in the retail and consumer industries, led to the conclusion that Mr. Wagner should serve as a Director.

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

Harvey Kamil

        Harvey Kamil was our President from 2002 and our CFO from 1982, when he joined the Company. Effective June 13, 2011, Mr. Kamil stepped down as Executive Vice President and CFO of NBTY and became NBTY's Vice Chairman. Mr. Kamil taught as an adjunct professor at Suffolk County Community College for thirteen years. He serves on the Board of Directors of Council for Responsible Nutrition and on the Board of Directors of the Natural Products Association. Mr. Kamil received his Bachelor of Business Administration and Masters in Business Administration from the Baruch School of Business, City University of New York, and is a Certified Public Accountant and Certified Management Accountant.

Joseph Looney

        Joseph Looney has served as Chief Accounting Officer since September 2012 and as Vice President-Finance since joining NBTY in June 2006. Mr. Looney was the Chief Financial Officer of EVCI Career College Holding Corp. from October 2005 to May 2006. Previously, he had been the

Chief Financial Officer and Secretary of Astrex, Inc., a distributor of electronic components, since 2002. From 1996 to 2002, he was the Chief Financial Officer, V.P. of Finance and Assistant Secretary of Manchester Technologies, Inc., a network integrator and reseller of computer products. From 1984 to 1996, he was employed by the accounting firm of KPMG LLP. He is a Certified Public Accountant and has a B.A. from Queens College, City University of New York and an M.S. from Long Island University. Since 1996, Mr. Looney has also been an Adjunct Professor of Accounting and Business Law at Hofstra University.

Christopher Brennan

        Christopher Brennan has served as our Senior Vice President/General Counsel since March 2012. Mr. Brennan served as Senior Vice President/General Counsel at PharmaNet Development Group, Inc., a contract research organization serving the clinical research needs of large and medium sized multi-national pharmaceutical companies from 2009 to early 2012. Before joining PharmaNet, Mr. Brennan was Executive Vice President/Corporate Affairs & General Counsel at Quinnova Pharmaceuticals, Inc., a specialty pharmaceutical company with global operations. Prior to joining Quinnova in 2005, Mr. Brennan was a corporate associate at the law firms of Cravath, Swaine & Moore LLP and Dechert LLP. Mr. Brennan served as a Captain in the United States Air Force for five years prior to attending law school. He received his Bachelor of Arts and Juris Doctorate degrees from Fordham University.

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

Karla Packer

        Karla Packer has served as Senior Vice President/Human Resources since April 2011. Ms. Packer previously served as Senior Vice President of Human Resources at IMS Health Incorporated, a leading provider of market intelligence to the pharmaceutical and healthcare industries since 2007. Before joining IMS Health, Ms. Packer was Vice President of Human Resources for IAC/InteractiveCorp, a $6 billion E-Commerce entity, whose brands include Ticketmaster, Expedia and Home Shopping Network. Ms. Packer spent six years at Avon Products, where she developed human resources strategies in support of Global Marketing, Brand Development, Manufacturing, Supply Chain Strategy, and Research and Development. She started her career at IBM, where she held several positions in the areas of information technology, sales, marketing and human resources. Ms. Packer received her Bachelor of Science in Mathematics from Tufts University.

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

Katia Facchetti

        Katia Facchetti has served as our Chief Marketing Officer, since March 2012. Prior to joining NBTY, Ms. Facchetti served as strategic growth consultant for Sugar Foods Corporation. Ms. Facchetti, served as the Chief Marketing Officer & Senior Vice President of Terex Corporation, a global manufacturer for construction, mining and infrastructure equipment from 2006 to 2009. Prior to joining Terex Corporation, Ms. Facchetti served as President of Fusion 5, a marketing innovation consultancy from 2000 to 2005. Prior to 2000, Ms. Facchetti held several positions in the areas of marketing at Nabisco, Inc. and Kraft/General Foods, Inc.

Bernard O'Keefe

        Bernard O'Keefe has served as our Chief Supply Chain Officer, since September 2012. Mr. O'Keefe served as Vice President of Product Supply, for multiple businesses of Procter & Gamble, including Global Feminine Care, Corporate Manufacturing and Global Personal Health Care & Pharmaceuticals since 2002. Prior to 2002, Mr. O'Keefe held several positions in the areas of supply chain management within Procter & Gamble in Asia, Latin America and North America.

Director Independence and Selection

        Following the Merger, all our equity securities are owned by Holdings; certain investment funds affiliated with Carlyle own substantially all the outstanding equity of Holdings. As a result, our common stock was delisted from the NYSE and its registration under Section 12 of the Exchange Act was terminated. As of November 15, 2012, our Board of Directors consisted of Jeffrey Nagel and six persons associated with and appointed by Carlyle. Our Board has not made a formal determination as to whether each director is "independent" because we have no equity securities listed for trading on a national securities exchange. Because of their relationships with Carlyle or with us, however, we do not believe that any of our directors would be considered independent under the NYSE's definition of independence.

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

  •
  reviewing benefit plan administration.

        The Compensation Committee has the authority to retain and terminate any consultants, including legal counsel, to assist it in performing its duties and to approve all fee arrangements with consultants. From time to time, the Compensation Committee may seek information and advice regarding executive compensation market practices from outside independent consultants.

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

Code of Ethics for Senior Financial Officers

        The Company has adopted a Code of Ethics for its Directors, officers and employees, including its senior financial officers and CEO. The Company will provide a copy of the Code of Ethics to any person upon written request made to Christopher Brennan, our General Counsel, at the Company's headquarters at 2100 Smithtown Avenue, Ronkonkoma, New York 11779. The Company intends to satisfy the disclosure requirements of amendments to or waivers from a provision of the code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions by posting such information on the Company's website, www.nbty.com. The Company's website and the information in or connected to its website are not incorporated into this annual report.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

        This Compensation Discussion and Analysis (this "CD&A") describes the principles underlying the Company's compensation policy for fiscal 2012 with respect to the individuals listed below and in the "2012 Summary Compensation Table", whom we call our "named executive officers".

      Jeffrey Nagel, Chief Executive Officer
      Michael Collins, Chief Financial Officer
      Harvey Kamil, Vice Chairman
      Hans Lindgren, Senior Vice President—Operations and Corporate Secretary
      Glenn Schneider, President—Global Wholesale

Overview; Compensation Philosophy and Objectives

        During fiscal 2012, the boards of directors of the Company and Holdings, and the compensation committees of the Company and Holdings, each comprised of the same individuals (collectively, the "Compensation Committee" or the "Committee"), oversaw our executive compensation program. The Committee designed an executive compensation program to achieve the following goals:

  •
  Attract and retain talented professionals by providing competitive compensation levels;

  •
  Align the interests of our executive officers with those of our primary shareholder through equity-based awards with long-term value; and

  •
  Reward our executives for their contributions to our overall performance as well as for their individual performance.

        We have no formal policies or guidelines for allocating compensation between short-term and long-term compensation. The ratio of short-term compensation to long-term compensation for each executive varies depending upon the roles and responsibilities of that executive, with generally higher proportions of long-term compensation for more senior executives. The Compensation Committee sets the compensation of the named executive officers, taking into account compensation opportunities with other companies, to reward and retain the Company's high-performing executives.

        The Compensation Committee seeks to encourage our executives to maximize their performance to achieve the Company's strategy and goals. As part of its compensation assessment, the Compensation Committee considers many factors to understand the compensation landscape among similarly sized companies. Although the Compensation Committee does not target specific compensations levels based upon an established group, the Compensation Committee uses external data to inform the decision-making process.

Executive Compensation Determinations for Fiscal 2012

        During fiscal 2012, total compensation for our named executive officers consisted of the following components, each discussed in more detail below:

  •
  base salary,

  •
  annual cash bonuses,

  •
  retirement plans, and

  •
  perquisites.

Role of CEO in Compensation Determinations

        Our Compensation Committee determines the nature and amount of all compensation for our executive officers. Our CEO, Jeffrey Nagel, provides recommendations to our Compensation

Committee with respect to all elements of compensation for the named executed officers, except himself, and for the other executives that report to him. In addition, from time to time, at the invitation of the Compensation Committee, our CEO attends Compensation Committee meetings, except those that address his own compensation. Historically, including before the Merger, the Compensation Committee has given substantial weight to our CEO's recommendations, insights and observations. However, the Compensation Committee may modify or reject any of our CEO's recommendations.

An Overview

        During fiscal 2012, the Company continued its transition from its prior status as a publicly held company to a privately-held company owned by Carlyle. The Compensation Committee's approach to compensation is consistent with that at other Carlyle portfolio companies, but takes into account factors particular to the Company, including the pre-existing compensation structure and levels of compensation and negotiations with individual executives to establish compensation levels appropriate to each executive's skills, experience and potential value to the Company.

        Discussed below is how the Compensation Committee determined the amount and type of compensation best suited to the Company's goals and how the Compensation Committee believes these decisions reflect the Company's compensation philosophy. The Compensation Committee seeks to establish competitive levels of compensation, align executive interests with those of our primary shareholder and closely link compensation to both short-term and long-term Company and individual performance.

        Competitive Market/Retention of Talent.    The Compensation Committee considered the market for executive talent and attempted to set compensation at competitive levels when measured against other similarly-sized companies (based on revenue), regardless of industry. The Company seeks to set its total compensation to be competitive with the market but does not target specific compensation levels based upon an established group.

        Company Performance.    In evaluating performance, the Compensation Committee considered our overall financial and operating performance during the period, as well as our achievement of strategic and tactical goals. The performance measures considered by the Compensation Committee have varied from year to year. In fiscal 2012, the Committee principally assessed the Company's performance based on earnings before interest, tax, depreciation and amortization, or "EBITDA", adjusted for non-recurring and extraordinary items ("Adjusted EBITDA"). The Compensation Committee believes that Adjusted EBITDA is a useful performance metric for a portfolio company, and correlates closely with financial success and growth in equity value.

        Individual Contributions and Performance.    As discussed in further detail below, the Compensation Committee evaluated each executive's contributions to our financial and operational achievements. The Compensation Committee considered each executive's individual performance, both in terms of personal responsibilities and contributions to the Company's goals. The Compensation Committee also considered the executive's potential for future contributions to our long-term success, and evaluated the executive's experience, management skills and leadership abilities.

Retirement Plans

        During fiscal 2012, our executive officers (including our named executive officers) participated in the same retirement plans on the same terms as provided to most of our associates. These plans consisted of the NBTY, Inc. Retirement Profit Sharing Plan (the "PSP") and the NBTY, Inc. 401(k) Savings Plan (the "401(k) Plan"), which were merged effective June 15, 2012 to form The NBTY Retirement Plan (the "Plan"). During fiscal 2012, the Company made a $4,095,000 contribution to the PSP for the 2011 plan year which was allocated to eligible participants based upon their relative eligible compensation. The Company intends to make a contribution to the Plan after December 31, 2012, for the 2012 plan year. The profit-sharing and 401(k) matching contributions are subject to the IRC 401(a)(17) compensation limit and IRC 402(g) deferral limit, which are relatively small components of an executive's compensation, as reflected in the "All Other Compensation" column of the Summary Compensation Table below. Contributions, if any, will be allocated among participants who completed at least 1,000 hours of service in the plan year and who were employed on the last day of the plan year, based upon their relative compensation for the year. Under the terms of the Plan, the Company provides a matching contribution of up to 4% of the eligible compensation of each participant who has met the eligibility requirements.

Perquisites

        During fiscal 2012, we provided a limited number of perquisites to our named executive officers. One such perquisite is a life insurance arrangement under which certain executives are entitled to payments upon retirement, on or after age 65, or death. See "—Nonqualified Deferred Compensation Life Insurance Agreements". This cash value insurance program, which is similar to a defined contribution arrangement, provides an element of retirement income at reasonable annual cost to the Company. The cost of the fiscal 2012 Company-paid premiums is reflected as compensation to each participating executive in the "All Other Compensation" column of the Summary Compensation Table.

        Each of our named executive officers is also entitled to a Company-paid automobile lease. In addition, in fiscal 2012 we reimbursed Mr. Collins for expenses in connection with his relocation from Chicago to New York, in addition to a limited gross-up of taxes to minimize the associated tax liabilities.

Other Benefits

        We also offer certain benefits to substantially all employees, including our named executive officers. These include health and welfare benefits, disability and life insurance, education and tuition reimbursement and an employee assistance program.

Base Salary

        We consider base salary adjustments, if any, annually, and we determine these adjustments based upon individual performance, assumption of new responsibilities, employee retention efforts, the Company's annual salary budget guidelines, and other factors that the Compensation Committee considers relevant, such as compensation packages that competitively sized (based on revenue) companies offer their executives. Larger annual increases may be made to higher performers and key contributors, if the overall increases are within our budgeted guidelines. We believe we must offer competitive base salaries to attract and retain high-quality executives who provide our shareholder and other stakeholders with increased value. Base salaries provide executives with a fixed level of income security, offering stability and predictability. Our executives understand that the Company's entrepreneurial atmosphere and need for performance accountability places their employment, and not their income alone, at risk. The actual base salaries paid to all of our named executive officers during fiscal 2012 are set forth in the "Summary Compensation Table" below.

        The Compensation Committee determined that the level of base salaries was appropriate for the named executive officers and there were no base salary increases for our named executive officers in fiscal 2012.

Incentive Compensation; Annual Cash Bonuses.

        We believe that annual cash bonuses reward our executives on a short-term basis for their individual performance and contributions to the Company's overall performance and motivate them to advance our goals on a year-over-year basis. With respect to our named executive officers, the

Company's employment agreements with Messrs. Nagel, Collins and Schneider provide for a targeted annual cash bonus of 100%, 75% and 75% of annual base salary, respectively. Messrs. Lindgren and Kamil are provided a targeted annual cash bonus of 65% and 75% of annual base salary, respectively, subject to upward or downward adjustment at the discretion of the Compensation Committee. In each case, the Compensation Committee may adjust the cash bonus amount to reflect the executive's performance.

        Under the terms of the annual bonus plan, results of at least 92.5% of the Adjusted EBITDA performance target must be achieved in order for executives to earn 62.5% of their targeted award. Achievement of 100% of the Adjusted EBITDA performance target results in an award of 100% of the targeted award. Achievement of at least 113% of the Adjusted EBITDA performance target results in an award of 200% of the targeted award. Once the achievement of the Adjusted EBITDA performance target has been determined, the Compensation Committee makes a subjective assessment of personal performance for each officer, and may adjust the award upward or downward based upon that assessment. In addition, incentive amounts paid under the performance based programs may be adjusted by the Compensation Committee to account for extraordinary transactions.

        For fiscal 2012, the company achieved $535 million or 93% of the Adjusted EBITDA performance target of $575 million. Accordingly, before factoring in the achievement of personal objectives, the executive officers achieved 65.3% of the target award. Based on the criteria discussed above, for fiscal 2012 Messrs. Nagel, Collins, Kamil, Schneider and Lindgren were awarded cash bonuses of $600,000, $360,000, $375,000, $325,000 and $225,000, respectively.

        The Compensation Committee exercised its discretion and awarded less than target but higher than calculated awards to the named executive officers in consideration of their performance that met or exceeded their multiple objectives in all but one area.

        The following table sets forth the annual cash bonuses paid to our named executive officers for fiscal 2012 performance, compared to the annual cash bonuses paid to our named executive officers for fiscal 2011 performance.

Named Executive Officer	Bonus with respect to 2011 Fiscal Year Performance ($)	Bonus with respect to 2012 Fiscal Year Performance ($)
Jeffrey Nagel	622,500	600,000
Michael Collins	149,850	360,000
Harvey Kamil	468,450	375,000
Hans Lindgren.	264,550	225,000
Glenn Schneider	393,750	325,000

Incentive Compensation; Long-Term Compensation

        In 2011, the Company implemented an equity compensation program to provide our management team an opportunity to develop an ownership stake in Holdings, our parent company. Because the Company is now owned by a private equity investor, the Compensation Committee has concluded that equity awards generally will be granted based on target levels covering a multi-year period, without an expectation that an executive will receive successive annual grants. This approach more closely aligns the interests of the executive with the long-term investment horizon of our principal stockholder. For this reason, equity awards to named executive officers were granted in fiscal 2011 without further grants in fiscal 2012.

        With respect to grants made in fiscal 2011, the specific number of stock option awards for each named executive officer was based upon an assessment of that officer's strategic importance to achieving the Company's goals and objectives for growth. The time-based portion of these awards typically vests in equal increments over five years, subject to continued employment, whereas the performance-based portion vests only upon the occurrence of a liquidity event and pre-determined performance criteria, also typically subject to continued employment.

        The Compensation Committee reserves the right to grant equity awards from time-to-time, in its discretion, to maintain the competitiveness of our compensation program and to provide incentives to high performance and long-term service by our executives.

Severance and Change in Control Benefits

        As more fully described below in the sections entitled under "Employment Agreements" and "Potential Payments upon Termination or Change in Control", Messrs. Nagel, Collins and Schneider are parties to employment agreements that each provide for certain payments and benefits upon a qualifying termination of employment, including salary continuation and a pro-rated bonus for the fiscal year of termination. In addition, our named executive officers may be eligible to receive acceleration of certain unvested equity awards in connection with a qualifying termination of employment or qualifying corporate event involving our company.

        The Company recently implemented the Executive Severance Pay Plan that provides a select group of key management employees who do not have employment agreements with the Company, including Mr. Lindgren, with a severance payment equal to 12 months of continued base salary upon a qualifying termination of employment.

Employment Agreements

        At the end of fiscal 2012, the Company was a party to employment agreements with Messrs. Nagel, effective December 6, 2010 (the "Nagel Agreement") and Collins, effective June 13, 2011 (the "Collins Agreement"). In addition, during fiscal 2011, the Company was a party to an employment agreement with Mr. Kamil (the "2008 Kamil Agreement"). By letter dated May 18, 2011, the Company and Mr. Kamil amended the 2008 Kamil Agreement, as discussed below under "—Employment Agreements—Kamil Agreements."

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

        The employment agreement provides that if Mr. Nagel's employment is terminated by the Company without "cause," Mr. Nagel resigns with "good reason" (each, as defined in his employment agreement), or if the agreement is terminated due to non-extension of the term by NBTY and Holdings, then subject to his timely execution and non-revocation of a release, he will be entitled to receive an amount equal to two times his annual base salary, payable over the two-year period following his employment termination. In addition, in the event of any such termination or a termination due to his death or disability, he will receive a pro rata bonus, based on actual fiscal results, for the fiscal year in which the termination occurs. The employment agreement contains customary confidentiality provisions and non-solicitation, non-competition terms applicable to Mr. Nagel that survive for a period of two years following the termination of his employment with the Company and Holdings.

Employment Agreement with Michael Collins

        NBTY and Holdings entered into an employment agreement, dated May 24, 2011, with Michael Collins under which Mr. Collins serves as CFO of Holdings and NBTY, beginning June 13, 2011. The agreement has an initial five-year term and provides for successive one-year renewals at the expiration of each term, unless prior written notice of non-renewal by any party is provided 60 days in advance. Under the employment agreement, Mr. Collins' initial annual base salary is $600,000. His base salary may be increased but not decreased upon periodic review by the Compensation Committee. Mr. Collins also is eligible to receive a performance-based bonus targeted at 75% of annual base salary, subject to adjustments between the range of 50% and 200% for under or over performance, as determined by the Compensation Committee. In addition, under the employment agreement Mr. Collins is entitled to the reimbursement of reasonable and necessary expenses incurred by the end of calendar year 2012 in connection with his relocation from Chicago to New York.

        The employment agreement provides that if Mr. Collins's employment is terminated by the Company without "cause," Mr. Collins resigns with "good reason" (each, as defined in his employment agreement), or if the agreement is terminated due to non-extension of the term by NBTY and Holdings, then subject to his timely execution and non-revocation of a release, he will be entitled to receive an amount equal to his annual base salary, payable over the one-year period following his employment termination and a pro-rata bonus for the fiscal year in which the termination occurs if his employment termination occurs after April 1st of the applicable Company fiscal year. The employment agreement contains customary confidentiality provisions and non-solicitation and non-competition terms applicable to Mr. Collins that survive for a period of one year following the termination of his employment with the Company and Holdings.

Harvey Kamil Agreement

        Under a letter agreement dated May 18, 2011, which amended an employment agreement that the Company and Mr. Kamil entered into in 2008 (the "2008 Agreement"), Mr. Kamil will serve as Vice Chairman of the Company. As Vice Chairman, Mr. Kamil provides services on an as-needed basis and is entitled to receive annual compensation at an annual rate of total compensation of $624,600. The amendment also provides that the provisions of the 2008 Agreement that were intended to survive the termination of the 2008 Agreement will continue to survive according to their terms, including the non-competition and non-solicitation provisions that continue for one-year beyond the termination of Mr. Kamil's employment.

Employment Agreement with Glenn Schneider

        NBTY and Holdings entered into an employment agreement, dated August 6, 2012, with Glenn Schneider under which Mr. Schneider serves as President, Global Wholesale of Holdings and NBTY. The agreement has an initial five-year term and provides for successive one-year renewals at the expiration of each term, unless prior written notice of non-renewal by any party is provided 60 days in advance. Under the employment agreement, Mr. Schneider's initial annual base salary is $525,000. His base salary may be increased but not decreased upon periodic review by the Compensation Committee. Mr. Schneider also is eligible to receive a performance-based bonus targeted at 75% of annual base salary, subject to adjustments between the range of 50% and 200% for under or over performance, as determined by the Compensation Committee.

        The employment agreement provides that if Mr. Schneider's employment is terminated by the Company without "cause," he resigns with "good reason" (each, as defined in his employment agreement), or if the agreement is terminated due to non-extension of the term by NBTY and Holdings, then subject to his timely execution and non-revocation of a release, he will be entitled to receive an amount equal to his annual base salary, payable over the one-year period following his employment termination and a pro-rata bonus for the fiscal year in which the termination occurs if his employment termination occurs after April 1st of the applicable Company fiscal year. The employment agreement contains customary confidentiality provisions and non-solicitation and non-competition terms applicable to Mr. Schneider that survive for a period of one year following the termination of his employment with the Company and Holdings.

        For a discussion of amounts payable to each of our named executive officers if his or her employment were terminated, or if a change of control occurred, as of the end of our most recent fiscal year, see "—Potential Payments upon Termination or Change of Control" below.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code

        Generally, Section 162(m) of the Internal Revenue Code, or Section 162(m), disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1.0 million in any taxable year to its chief executive officer and each of its three other most highly compensated executive officers, other than its chief financial officer, unless compensation qualifies as "performance-based compensation" within the meaning of the Internal Revenue Code. We are not currently subject to the deduction limits of Section 162(m) and as a result we do not take Section 162(m) into consideration in setting compensation.

Section 409A of the Internal Revenue Code

        Section 409A of the Internal Revenue Code, or Section 409A, requires that "nonqualified deferred compensation" be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities and penalty taxes and interest on their vested compensation under such plans. Accordingly, we generally intend to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including our named executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A. With respect to our compensation and benefit plans that are subject to Section 409A, in accordance with Section 409A and regulatory guidance issued by the Internal Revenue Service, we are currently operating such plans in compliance with Section 409A.

Section 280G of the Internal Revenue Code

        Section 280G of the Code disallows a tax deduction with respect to excess parachute payments to certain executives of companies which undergo a change in control. In addition, Section 4999 of the Code imposes a 20% penalty on the individual receiving the excess payment.

        Parachute payments are compensation that is linked to or triggered by a change in control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans including stock options and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G of the Code based on the executive's prior compensation. In approving the compensation arrangements for our named executive officers in the future, the Committee will consider all elements of the cost to the Company of providing such compensation, including the potential impact of Section 280G of the Code. However, the Committee may, in its judgment, authorize compensation arrangements that could give rise to loss of deductibility under Section 280G of the Code and the imposition of excise taxes under Section 4999 of the Code when it believes that such arrangements are appropriate to attract and retain executive talent.

Accounting Standards

        ASC Topic 718, Compensation—Stock Compensation, or ASC Topic 718 (formerly known as FASB 123(R)), requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of stock options, restricted stock, restricted stock units and performance units under our equity incentive award plans are accounted for under ASC Topic 718. The Committee regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

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

By the Company's Compensation Committee Sandra Horbach Marco DeBenedetti

Compensation Committee Interlocks and Insider Participation

        As of September 30, 2012, the Compensation Committee consisted of Sandra Horbach and Marco DeBenedetti. No member of the Compensation Committee had a relationship during fiscal 2012 requiring disclosure under Item 404 of Regulation S-K.

        During fiscal 2012, none of our executive officers served as a member of the Board or Compensation Committee of any other company that has one or more executive officers serving as a member of our Board or Compensation Committee.

2012 Summary Compensation Table

        The following table sets forth information concerning total compensation earned by or paid to our named executive officers as of September 30, 2012.

Name and Principal Position		Salary ($)*	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)		Total ($)
Jeffrey Nagel	2012	750,000	—	—	—	600,000	27,523		1,377,523
Chief Executive Officer	2011	614,423	3,122,500	—	6,186,715	—	327,957		$10,251,595
Michael Collins	2012	600,000	—	—	—	360,000	99,145		1,059,145
Chief Financial Officer	2011	173,077	1,149,850	—	1,373,640	—	52,663		2,749,230
Harvey Kamil	2012	624,600	—	—	—	375,000	37,325		1,036,926
Vice Chairman	2011	636,432	468,450	—	92,932	—	4,468,544	(4)	5,666,358
	2010	624,600	—	250,818	780,168	1,249,200	57,555		2,962,341
Hans Lindgren	2012	407,000	—	—	—	225,000	33,812		665,812
Senior Vice President Operations	2011	397,750	264,550	—	580,825	—	30,065		1,273,190
and Corporate Secretary	2010	360,490	225,000	47,171	146,677	—	49,619		828,957
Glenn Schneider	2012	525,000	—	—	—	325,000	24,181		874,181
President Global Wholesale	2011	523,558	393,750	—	958,361	—	18,739		1,894,408
	2010	477,885	350,000	78,238	243,407	—	25,120		1,174,650

*
The amount of salary may vary from the base compensation listed under "Executive Compensation" above because payroll periods may span more than one fiscal year and therefore there may be 53 weekly pay periods in any given fiscal year, and the fiscal 2012 salary amount may reflect certain pay at the prior year's base salary rate.

(1)
Bonus amounts shown for services rendered during the respective fiscal year. Jeffrey Nagel's and Michael Collins' bonuses for fiscal 2011 include $2,500,000 and $1,000,000 in sign on bonuses, respectively.

(2)
Amounts shown with respect to 2011 represent the grant date fair value of stock option awards during the fiscal year. The Company calculated this fair value based on a Monte Carlo Simulation option pricing model, determined in accordance with GAAP, based on the assumptions described in Note 15 to our audited financial statements included in this Report.

(3)
Amounts reflected in table under "All Other Compensation" for fiscal 2012 consist of the following:

Name	Company Automobile	Company Contributions to Defined Contribution Plans	Moving & Temporary Housing		Life Insurance Premiums	Total ($)
Jeffrey Nagel	$10,779	$16,384	—		$360	$27,523
Michael Collins	11,464	10,000	$77,321	(i)	360	99,145
Harvey Kamil	6,030	13,084	—		18,211	37,325
Hans Lindgren	9,176	14,084	—		10,552	33,812
Glenn Schneider	9,857	14,084	—		240	24,181

(i)
Amount represents reimbursement of relocation expenses in the amount of $51,326 and a related tax gross-up payment in the amount of $25,995.

(4)
Amount reflects payments made to Mr. Kamil in fiscal year 2011 in connection with his change in roles from President and CFO to Vice Chairman, and the Merger, pursuant to Mr. Kamil's then-existing agreements with the Company.

Grants of Plan-Based Awards in 2012

        The following table sets forth information regarding grants of plan-based awards made to our named executive officers during the year ended September 30, 2012:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Jeffrey Nagel	2/23/2012	375,000	750,000	1,500,000
Michael Collins	2/23/2012	225,000	450,000	900,000
Harvey Kamil	2/23/2012	234,225	468,450	936,900
Hans Lindgren	2/23/2012	132,250	264,500	529,000
Glenn Schneider	2/23/2012	196,875	393,750	787,500

2012 Outstanding Equity Awards at Fiscal Year-End

        The following table shows the outstanding equity-based awards relating to the common stock of Holdings that were held by our named executive officers as of September 30, 2012.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date
Jeffrey Nagel	4,946	19,788	24,734	500	12/6/2020
Michael Collins	600	5,400	6,000	500	6/13/2021
Harvey Kamil	80	320	400	500	5/13/2021
Hans Lindgren	500	2,000	2,500	500	5/13/2021
Glenn Schneider	825	3,300	4,125	500	5/13/2021

(1)
The grants vest in five equal increments on each of the first five anniversaries of December 6, 2010 (for Mr. Nagel), June 13, 2011 (for Mr. Collins) and January 1, 2011 (for each of the other named executive officers).

(2)
The grants vest upon achievement of a certain performance condition and a market condition relating to the achievement of a minimum investor rate of return.

Nonqualified Deferred Compensation

        The following table shows the non-qualified deferred compensation benefits for each of the named executive officers for the fiscal year ended September 30, 2012.

Name	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Balance at Last FYE ($)
Harvey Kamil	15,163	45,168	213,238
Hans Lindgren	10,000	39,005	165,063

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

Potential Payments upon Termination or Change of Control

        Our named executive officers are entitled to certain payments and benefits upon a qualifying termination of employment or a change in control. The following discussion describes the payments and benefits to which our named executive officers would have become entitled upon a qualifying termination of employment or a change in control occurring on September 30, 2012.

        As described above, Mr. Nagel would receive an amount equal to twice his annual base salary, payable over the two-year period following the date of termination and Messrs. Collins and Schneider each would receive an amount equal to their respective annual base salaries, payable over the one-year period following the date of termination. In addition, each would receive a pro-rata bonus with respect to the fiscal year in which the employment termination occurs (if the termination occurs on or after April 1 in the case of Messrs. Collins and Schneider). The pro-rata bonus is also payable upon Mr. Nagel's death or termination due to disability.

        The Company recently implemented the Executive Severance Pay Plan that provides a select group of key management employees who do not have employment agreements with the Company, including Mr. Lindgren, with a severance payment if the Company terminates their employment without "cause" (as defined in the Executive Severance Pay Plan). The monthly severance payment, generally payable for 12 months, will equal the participant's one-month stated base salary during the immediately prior year. Payments under the plan are subject to the employee's delivering a release of claims and complying with any non-compete, non-disclosure and non-solicitation agreement the participant has with the Company at the time of termination of employment.

        In addition, our named executive officers may be entitled to accelerated vesting of their Holdings stock options in the event of a qualifying termination of employment or certain change of control transactions. Under the terms of a December 6, 2010 stock option grant to Mr. Nagel relating to Holdings common stock, 24,734 options were subject to time-based vesting provisions and 24,734 options were subject to performance-based vesting provisions. Of the options with time-based vesting provisions, 20% vest on each of the first five anniversaries of the start date under his employment agreement. In the event Mr. Nagel becomes entitled to receive severance payments pursuant to his employment agreement as described above, a pro rata portion of the options subject to time-based vesting provisions that would otherwise have vested on the next anniversary date will vest, based on the number of days in the annual period elapsed from the prior vesting date to the date of termination. In the event of a "liquidity event" as defined in the option agreement, any and all unvested time-based options will become fully vested. In the event of a "change in control" as defined in the option agreement, and if Mr. Nagel becomes entitled to severance payments following his termination of employment as described above, any and all time-based vesting options will also accelerate.

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

        Our other named executive officers also have stock option agreements under which vesting will accelerate under certain scenarios. Any and all time-based vesting options will become fully vested at the effective time of a "liquidity event," as described above. In the event of a "change in control" that is not also a liquidity event, any and all time-based vesting options will become fully vested if the executive's employment is terminated without cause or the executive resigns with good reason within the 12 month period following the change in control, provided certain other conditions are met. The portion of each option grant that is subject to performance-based conditions vests, in whole or in part, as of the effective date of the first liquidity event, as defined in the stock option agreement, as long as the named executive officer remains continuously in service through the effective date of such liquidity event based upon the achievement of pre-determined internal rate of return targets. Based on the most recent valuation, as of September 30, 2012, the value of the common stock underlying the options was $675 per share.

        Please refer to the table under "—Nonqualified Deferred Compensation Life Insurance Agreements" above for a description of payments that may be made to our named executive officers in the event of the termination of their employment due to death or disability under certain deferred compensation life insurance agreements.

  Summary of Potential Payments

        The following table summarizes the payments that would be made to our named executive officers upon the occurrence of a qualifying termination of employment, change in control or liquidity event, assuming that each named executive officer's termination of employment with our company occurred on September 30, 2012 or in the event that a change in control of our company or liquidity event occurred on September 30, 2012, as applicable. Amounts shown do not include (i) accrued but unpaid salary through the date of termination, and (ii) other benefits earned or accrued by the named executive officer during his employment that are available to all employees, such as accrued vacation.

Name	Qualifying Termination (no Change in Control or Liquidity Event)(1) ($)		Death or Disability ($)		Qualifying Termination in connection with Change in Control ($)		Liquidity Event ($)
Jeffrey Nagel
Cash Severance	2,100,000	(2)	600,000	(3)	2,100,000	(2)	—
Life Insurance	—		250,000		—		—
Acceleration of Equity Awards(4)	709,183		—		3,462,725		3,462,725

Total	2,809,183		850,000		5,562,725		3,462,725

Michael Collins
Cash Severance	960,000	(2)	360,000	(3)	960,000		—
Life Insurance	—		250,000		—		—
Acceleration of Equity Awards(4)	—		—		840,000		840,000

Total	960,000		610,000		1,800,000		840,000

Harvey Kamil
Cash Severance	375,000		—		—		—
Life Insurance	213,238		463,238		—		—
Acceleration of Equity Awards(4)	—		—		56,000		56,000

Total	588,238		463,238		56,000		56,000

Hans Lindgren
Cash Severance	632,000	(2)	225,000		632,000	(2)	—
Life Insurance	—		250,000		—		—
Acceleration of Equity Awards(4)	—		—		350,000		350,000

Total	632,000		475,000		982,000		350,000

Glenn Schneider
Cash Severance	850,000	(2)	325,000	(3)	850,000	(2)	—
Life Insurance	—		250,000		—		—
Acceleration of Equity Awards(4)	—		—		577,500		577,500

Total	850,000		575,000		1,427,500		577,500

(1)
With respect to Messrs. Nagel, Collins and Schneider, a qualifying termination includes a termination of employment by the Company without cause, by the executive for good reason or in connection with the Company's non-extension of the executive's employment agreement term. With respect to Mr. Lindgren, a qualifying termination includes a termination of employment by the Company without cause.

(2)
Amount represents (1) cash severance and (2) a cash bonus for the 2012 fiscal year.

(3)
Amount represents a cash bonus for the 2012 fiscal year.

(4)
Amounts represent the aggregate value of the executive's unvested time-vesting stock options that would have vested on the applicable event. Upon the occurrence of a liquidity event on September 30, 2012, no outstanding performance-based vesting stock options would have accelerated since the minimum internal rate of return would not have been achieved as of such date. The value of the accelerated stock option was calculated by multiplying (x) the number of shares subject to acceleration by (y) the difference between the fair market value of a share of our common stock on September 30, 2012 ($675) and the per share exercise price of the accelerated option.

Directors

        Set forth below is a discussion of compensation the Company paid during fiscal 2012 to its non-employee Directors. In addition, each Director (other than Jeffrey Nagel) was reimbursed for out-of-pocket expenses incurred by him or her to attend meetings of our Board. Directors are also eligible for option grants or other equity awards (each relating to or exercisable for common stock of Holdings, our parent company) under the Company's equity awards plans, as determined in the discretion of the Compensation Committee. Except as described below, the Company does not offer a pension plan or other compensation to our Directors. During fiscal 2012, any Director who was an executive officer of the Company did not receive additional compensation for his services as a Director. See "2012 Summary Compensation Table" above for information regarding Jeffrey Nagel's compensation.

Name	Fees Earned or Paid in Cash ($)	Total ($)
David Bernauer	$90,000	$90,000
Marco DeBenedetti	—	—
Robert Essner	75,000	75,000
Sandra Horbach	—	—
Allan Holt	—	—
Elliot Wagner	—	—

        The aggregate number of option awards outstanding at September 30, 2012 was 600 for Mr. Bernauer and 600 for Mr. Essner.

Risk Assessment of Compensation Practices

        Our compensation committee, with input from our management, assists our Board in reviewing and assessing whether any of our compensation policies and programs could potentially encourage excessive risk-taking. In considering our employee compensation policies and practices, the compensation committee reviews, in depth, our policies related to payment of salaries and wages, benefits, bonuses, stock-based compensation and other compensation-related practices and considers the relationship between risk management policies and practices, corporate strategy and compensation. A primary focus of our compensation program is intended to incentivize and reward growth in Adjusted EBITDA among other metrics. We believe these metrics are positive indicators of our long-term growth, operating results and increased stockholder value and therefore believe that our compensation program does not create risks that are reasonably likely to have a material adverse effect on the Company.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We are a direct, wholly-owned subsidiary of Holdings, a Delaware corporation, all the outstanding capital stock of which is owned by Carlyle and certain of its affiliates and co-investors.

        The following table sets forth the number of shares of Holdings common stock beneficially owned as of November 15, 2012 by: (i) each Director of the Company; (ii) the executive officers named in the Summary Compensation Table set forth above under Item 11, "Executive Compensation;" and (iii) the current Directors and executive officers as a group:

Name of Beneficial Owner	Number of Shares Beneficially Owned(6)	Percent of Class(1)
Funds affiliated with The Carlyle Group(2)	3,100,000	99.5%
Directors(3)
David Bernauer	120	*
Marco DeBenedetti(4)	—	—
Robert Essner	120	*
Sandra Horbach(4)	—	—
Allan Holt(4)	—	—
Jeffrey Nagel	10,693	*
Elliot Wagner(4)	—	—
Named Executive Officers(3)(5)
Michael Collins	1,200	*
Harvey Kamil	160	*
Hans Lindgren	1,000	*
Glenn Schneider	1,650	*
All Directors and Executive Officers as a group (17 persons)	16,763	0.5%

(1)
* Indicates percentage ownership of less than one percent.

(2)
Consists of 1,902,202 shares of Class A common stock owned directly by Carlyle Partners V, L.P., 38,256 shares of Class A common stock owned directly by Carlyle Partners V-A, L.P., 71,759 shares of Class A common stock owned directly by CP V Coinvestment A, L.P., 8,846 shares of Class A common stock owned directly by CP V Coinvestment B, L.P., 278,937 shares of Class A common stock owned directly by Carlyle NBTY Coinvestment, L.P., and 800,000 shares of Class A common stock owned directly by CEP III Participations S.à r.l., SICAR. Carlyle Group Management L.L.C. is the general partner of The Carlyle Group L.P., which is a publicly traded entity listed on NASDAQ. The Carlyle Group L.P. is the managing member of Carlyle Holdings II GP L.L.C., which is the general partner of Carlyle Holdings II L.P., which is the general partner of TC Group Cayman Investment Holdings, L.P., which is the general partner of TC Group Cayman Investment Holdings Sub L.P., which is the managing member of TC Group V, L.L.C. and the sole shareholder of CEP III Managing GP Holdings, Ltd. TC Group V, L.L.C. is the general partner of TC Group V, L.P., which is the general partner of each of Carlyle Partners V, L.P., Carlyle Partners V-A, L.P., CP V Coinvestment A, L.P., CP V Coinvestment B, L.P. and Carlyle NBTY Coinvestment, L.P. CEP III Managing GP Holdings, Ltd. is the general partner of CEP III Managing GP, L.P., which is the general partner of Carlyle Europe Partners III, L.P., which is the sole shareholder of CEP III Participations S.à r.l., SICAR. Accordingly, each of Carlyle Group Management L.L.C., The Carlyle Group L.P., Carlyle Holdings II GP L.L.C., Carlyle Holdings II L.P., TC Group Cayman Investment Holdings, L.P., TC Group Cayman Investment Holdings Sub L.P., TC Group V, L.L.C., TC Group V, L.P., CEP III Managing GP Holdings, Ltd., CEP III Managing GP, L.P., and Carlyle Europe Partners III, L.P. may be deemed to share beneficial ownership of the Class A common stock held of record by each of Carlyle Partners V, L.P., Carlyle Partners V-A, L.P.,

  CP V Coinvestment A, L.P., CP V Coinvestment B, L.P., Carlyle NBTY Coinvestment, L.P. and CEP III Participations S.à r.l., SICAR.

(3)
The address of each of our named executive officers and Directors is the Company's headquarters at 2100 Smithtown Avenue, Ronkonkoma, New York 11779.

(4)
Does not include shares of common stock of Alphabet Holding Company, Inc., held by Carlyle. Messrs. DeBenedetti, Holt and Wagner and Ms. Horbach are directors of NBTY Inc. and Managing Directors of Carlyle. Such persons disclaim beneficial ownership of the shares of Alphabet Holding Company, Inc. held by Carlyle.

(5)
The shares beneficially owned by directors and named executive officers, except for Mr. Nagel's, are Class B non-voting shares.

(6)
This column includes shares which Directors and executive officers have the right to acquire within 60 days of November 15, 2012.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table summarizes the Equity Incentive Plan of Holdings, our parent, as of September 30, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	162,951	527	34,782
Equity compensation plans not approved by security holders	—	—	—

Total:	162,951	527	34,782

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

Related Person Transactions

Consulting Agreement—Carlyle

        In connection with the Merger, we entered into a consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. Pursuant to this agreement, we pay an annual consulting fee to Carlyle of $3 million and may pay Carlyle additional fees associated with other future transactions. Carlyle also received a one-time transaction fee of $30 million upon effectiveness of the Merger.

Employees Related to Our Directors and Officers

        We employ certain members of the immediate family of Glenn Schneider (an officer of the Company). During fiscal 2012, two of Mr. Schneider's immediate family members received aggregate compensation (excluding bonuses) and fringe benefits from us totaling $912,938, of which $431,704 was paid to Darren Schneider and $481,234 was paid to Jeffrey Schneider, for services they rendered as associates of the Company.

Director Independence

        Information on the independence of our Board is included above under Item 10, "Directors, Executive Officers and Corporate Governance—Director Independence and Selection."

Item 14.    Principal Accounting Fees and Services

Audit Fees

        PricewaterhouseCoopers LLP audit services during fiscal 2012 consisted of the examination of the Company's financial statements and services related to the Company's filings with the SEC. All fees paid to PricewaterhouseCoopers LLP and all services provided by PricewaterhouseCoopers LLP during fiscal 2012 were reviewed, considered for independence, and approved by the Audit Committee.

        Aggregate fees billed to the Company for fiscal 2012 and 2011 represent the fees for services performed by PricewaterhouseCoopers LLP.

Type of Fee	Fiscal 2012	Fiscal 2011
Audit Fees	$2,607,000	$3,356,235
Audit-Related Fees	65,000	—
Tax Fees	364,000	532,000
All Other Fees	7,000	11,300

	$3,043,000	$3,899,535

  Audit Fees

        For fiscal 2012 aggregate audit fees, including out-of-pocket expenses, were for professional services rendered in connection with (i) the integrated audit of the Company's consolidated financial statements and internal control over financial reporting as of, and for the year ended, September 30, 2012, including statutory audits of the financial statements of the Company's affiliates, (ii) review of the Company's unaudited condensed consolidated interim financial statements as of December 31, 2011,

March 31, 2012 and June 30, 2012, (iii) reviews of documents filed with the SEC and (iv) agreed upon procedures for certain affiliates.

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

  Audit-Related Fees

        For fiscal 2012, aggregate audit-related fees, including out-of-pocket expenses, were for professional services related to due diligence procedures in connection with acquisitions.

  Tax Fees

        For both fiscal 2012 and 2011, aggregate tax fees, including out-of-pocket expenses, were for professional services rendered in connection with tax compliance and advice for the applicable fiscal year. Tax services included U.S. and foreign tax compliance assistance, consultation and advice on various foreign tax matters.

  All Other Fees

        For fiscal 2012 and 2011 other fees were for accounting research software license fees.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

        The Charter for the Audit Committee provides that the Audit Committee pre-approve, on an annual basis, the audit, audit-related, tax and other non-audit services to be rendered by the Company's accountants, based on historical information and anticipated requirements for the following fiscal year. The Audit Committee must pre-approve specific types or categories of engagements constituting audit, audit-related, tax and other non-audit services, as well as the range of fee amounts corresponding to each such engagement. During fiscal 2012, the Audit Committee approved all fees for audit, audit-related, tax services and non-audit services rendered to the Company under this policy.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    Financial Statements and Financial Statement Schedule.

        See the "Index to Consolidated Financial Statements" included in this Report.

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated July 15, 2010, among NBTY, Inc., Alphabet Holding Company, Inc. and Alphabet Merger Sub, Inc.(1)
2.2	Stock Purchase Agreement among NBTY, Inc., Balance Bar Company, Balance Bar Holdings LLC dated November 19, 2012.(2)
3.1	Amended and Restated Certificate of Incorporation of NBTY, Inc.(3)
3.2	Second Amended and Restated By-Laws of NBTY, Inc.(3)
4.1	Indenture, dated as of October 1, 2010, among NBTY, Inc., certain of its guarantor subsidiaries named therein, and The Bank of New York Mellon, as trustee, governing the 9% Senior Notes due 2018.(3)
4.2	First Supplemental Indenture, dated May 3, 2011, among NBTY, Inc., NBTY Florida, Inc. and The Bank of New York Mellon(4)
4.3	Form of 9% Senior Notes due 2018 (included as Exhibit A to Exhibit 4.1).
4.4	Second Supplemental Indenture, dated June 29, 2012 among NBTY, Inc., NBTY Manufacturing Texas, LLC and The Bank of New York Mellon(5)
4.5	Third Supplemental Indenture, dated August 14, 2012, among NBTY, Inc., NBTY Manufacturing South, LLC, Natural Products Group, LLC, NBTY Manufacturing New Jersey, Inc. and NBTY Manufacturing New York, Inc. and The Bank of New York Mellon*
10.1	Employment Agreement, dated November 8, 2010, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Jeffrey A. Nagel(3)
10.2	Stock Option Agreement, dated December 6, 2010, by and between Alphabet Holding Company, Inc. and Jeffrey Nagel(3)
10.3	Stock Purchase Agreement, dated December 17, 2010, by and between Alphabet Holding Company, Inc. and Jeffrey Nagel(3)
10.4	Employment Agreement, dated May 24, 2011, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Michael Collins(6)
10.5	Employment Agreement, effective March 1, 2008, by and between NBTY, Inc. and Harvey Kamil(7)
10.6	Indemnification Agreement, dated May 18, 2011 between NBTY, Inc. and Harvey Kamil(6)
10.7	Letter Agreement, dated May 18, 2011, by and between NBTY, Inc. and Harvey Kamil(6)
10.8	Employment Agreement, dated April 25, 2011, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Karla Packer(6)
10.9	NBTY, Inc. Retirement Profit Sharing Plan(8)
10.10	Credit Agreement, dated October 1, 2010 (the "Credit Agreement"), among NBTY, Inc., Alphabet Holding Company, Inc., Barclays Bank PLC and the other lenders party thereto.(3)
10.11	First Amendment and Refinancing Agreement, dated March 1, 2011, amending the Credit Agreement.(3)

Exhibit No.	Description
10.12	Subsidiary Guaranty, dated October 1, 2010, from the Guarantors named therein in favor of the secured parties named in the Credit Agreement(3)
10.13	Security Agreement, dated October 1, 2010, from the Grantors named therein to Barclays Bank PLC.(3)
10.14	Form of Director Indemnification Agreement(3)
10.15	Equity Incentive Plan of Alphabet Holding Company, Inc.(3)
10.16	Form of Stock Option Agreement for Equity Incentive Plan of Alphabet Holding Company, Inc.(3)
10.17	Executive Severance Pay Plan(8)
10.18	Form of Employment Agreement dated February 29, 2012, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Katia Facchetti.(9)
10.19	Form of Employment Agreement dated March 2, 2012, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Christopher S. Brennan.(9)
10.20	Employment Agreement, dated August 6, 2012, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Glenn Schneider.(5)
10.21	Employment Agreement, dated August 14, 2012, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Bernard O'Keefe.*
10.22	Second Amendment Agreement, dated October 11, 2012, amending the Credit Agreement.*
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges*
21.1	Subsidiaries of NBTY, Inc.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Indenture, dated as of October 17, 2012, between Alphabet Holding Company, Inc. and The Bank of New York Mellon, as trustee, governing the 7.75% / 8.50% Contingent Cash Pay Senior Notes due 2017.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

(1)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed July 16, 2010 (File #001-31788).

(2)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed November 26, 2012 (File #001-31788).

(3)
Incorporated by reference to NBTY, Inc.'s Registration Statement on Form S-4, filed March 21, 2011 (File #333-172973).

(4)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed August 10, 2011 (File #001-31788).

(5)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed August 7, 2012 (File #001-31788).

(6)
Incorporated by reference to NBTY, Inc.'s Amendment No. 1 to the Registration Statement on Form S-4/A, filed June 10, 2011 (File #333-172973).

(7)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed April 3, 2008 (File #001-31788).

(8)
Incorporated by reference to NBTY, Inc.'s Form 10-K, filed November 23, 2011 (File #001-31788).

(9)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed May 9, 2012 (File #001-31788).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, INC. (Registrant)
By:	/s/ JEFFREY NAGEL Jeffrey Nagel Chief Executive Officer and Director

Dated: November 27, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY NAGEL Jeffrey Nagel	Chief Executive Officer and Director (Principal Executive Officer)	November 27, 2012
/s/ MICHAEL COLLINS Michael Collins	Chief Financial Officer (Principal Financial Officer)	November 27, 2012
/s/ JOSEPH LOONEY Joseph Looney	Chief Accounting Officer	November 27, 2012
/s/ SANDRA HORBACH Sandra Horbach	Director (Chairman)	November 27, 2012
/s/ DAVID BERNAUER David Bernauer	Director	November 27, 2012
/s/ MARCO DE BENEDETTI Marco De Benedetti	Director	November 27, 2012
/s/ ROBERT ESSNER Robert Essner	Director	November 27, 2012
/s/ ALLAN HOLT Allan Holt	Director	November 27, 2012
/s/ ELLIOT WAGNER Elliot Wagner	Director	November 27, 2012

NBTY, Inc.
Index to Consolidated Financial Statements
September 30, 2012, 2011 and 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of NBTY, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NBTY, Inc. and its subsidiaries (the "Company") at September 30, 2012 and September 30, 2011, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2012 (the "Successor" period as discussed in Note 2) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
November 27, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of NBTY, Inc.:

        In our opinion, the consolidated statements of income, stockholder's equity and comprehensive income and cash flows for the year ended September 30, 2010 present fairly, in all material respects, the results of operations and cash flows of NBTY, Inc. and its subsidiaries (the "Company") for the year ended September 30, 2010 (the "Predecessor" period as defined in Note 2), in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended September 30, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
January 13, 2011, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of reporting discontinued operations as discussed in Note 4, as to which the date is November 27, 2012

NBTY, Inc.
Consolidated Balance Sheets
September 30, 2012 and 2011
(in thousands, except share and per share amounts)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$315,136	$393,335
Accounts receivable, net	160,095	138,031
Inventories	719,596	667,383
Deferred income taxes	26,242	24,340
Other current assets	64,326	56,138
Current assets of discontinued operations	—	15,018

Total current assets	1,285,395	1,294,245
Property, plant and equipment, net	512,679	474,572
Goodwill	1,220,315	1,212,199
Intangible assets, net	1,951,804	1,986,401
Other assets	87,054	106,680
Noncurrent assets of discontinued operations	—	25,173

Total assets	$5,057,247	$5,099,270

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$—	$17,500
Accounts payable	212,548	186,155
Accrued expenses and other current liabilities	190,352	186,177
Current liabilities of discontinued operations	—	4,714

Total current liabilities	402,900	394,546
Long-term debt, net of current portion	2,157,500	2,369,375
Deferred income taxes	726,406	750,598
Other liabilities	65,209	47,470
Noncurrent liabilities of discontinued operations	—	386

Total liabilities	3,352,015	3,562,375

Commitments and contingencies (see Notes 12 and 16)
Stockholder's equity:
Common stock, successor, $0.01 par; one thousand shares authorized, issued and outstanding at September 30, 2012 and 2011	—	—
Capital in excess of par	1,554,883	1,552,188
Retained earnings	168,943	22,472
Accumulated other comprehensive loss	(18,594)	(37,765)

Total stockholder's equity	1,705,232	1,536,895

Total liabilities and stockholder's equity	$5,057,247	$5,099,270

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.
Consolidated Statements of Income
Years Ended September 30, 2012, 2011 and 2010
(in thousands)

	Successor		Predecessor
	2012	2011	2010
Net sales	$2,999,733	$2,864,427	$2,705,837

Costs and expenses:
Cost of sales	1,608,436	1,641,887	1,473,095
Advertising, promotion and catalog	164,298	152,021	136,763
Selling, general and administrative	832,629	788,719	694,803
Merger expenses	—	44,479	45,903

	2,605,363	2,627,106	2,350,564

Income from operations	394,370	237,321	355,273

Other income (expense):
Interest	(158,584)	(195,566)	(30,108)
Miscellaneous, net	(1,003)	1,933	4,127

	(159,587)	(193,633)	(25,981)

Income from continuing operations before income taxes	234,783	43,688	329,292
Provision for income taxes on continuing operations	65,264	10,989	114,270

Income from continuing operations	169,519	32,699	215,022
Loss from discontinued operations, net of income taxes	(23,048)	(2,780)	(1,352)

Net income	$146,471	$29,919	$213,670

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.
Consolidated Statements of Stockholder's Equity and Comprehensive Income (Loss)
Years Ended September 30, 2012, 2011 and 2010
(in thousands)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Capital in Excess of Par	Retained Earnings		Total Stockholder's Equity
Predecessor balance, September 30, 2009	61,874	$495	$145,885	$984,797	$(3,352)	$1,127,825
Components of comprehensive income:
Net income				213,670		213,670
Foreign currency translation adjustment net of taxes					(4,600)	(4,600)
Change in fair value of interest rate swaps, net of taxes					2,682	2,682

Comprehensive income:						$211,752

Exercise of stock options	1,570	13	10,608			10,621
Tax benefit from exercise of stock options			6,646			6,646
Stock-based compensation			23,109			23,109

Predecessor balance, September 30, 2010	63,444	508	186,248	1,198,467	(5,270)	1,379,953
Acquisition accounting adjustments	(63,444)	(508)	(186,248)	(1,198,467)	5,270	(1,379,953)
Components of comprehensive loss:
Net income				29,919		29,919
Foreign currency translation adjustment, net of taxes					(20,196)	(20,196)
Change in fair value of interest rate and cross currency swaps, net of taxes					(17,569)	(17,569)

Comprehensive loss:						$(7,846)

Opening equity of Merger sub	1	—		(7,447)		(7,447)
Capital contribution from Holdings			1,550,400			1,550,400
Stock-based compensation			1,788			1,788

Successor balance, September 30, 2011	1	—	1,552,188	22,472	(37,765)	1,536,895
Components of comprehensive income:
Net income				146,471		146,471
Foreign currency translation adjustment, net of taxes					23,107	23,107
Change in fair value of interest rate and cross currency swaps, net of taxes					(3,936)	(3,936)

Comprehensive income:						$165,642

Capital contribution from holdings			15			15
Stock-based compensation			2,680			2,680

Successor balance, September 30, 2012	1	$—	$1,554,883	$168,943	$(18,594)	$1,705,232

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.
Consolidated Statements of Cash Flows
Years Ended September 30, 2012, 2011 and 2010
(in thousands)

	Successor		Predecessor
	2012	2011	2010
Cash flows from operating activities:
Income from continuing operations	$146,471	$29,919	$213,670
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Impairments and disposals of assets	764	2,104	10,417
Loss from discontinued operations	23,048	2,780	1,352
Depreciation of property, plant and equipment	58,311	55,589	47,505
Amortization of intangible assets	43,960	44,086	15,841
Foreign currency translation (gain)/loss	(289)	64	1,042
Amortization of financing fees	14,411	15,076	1,412
Write-off of financing fees	9,289	20,824	—
Stock-based compensation	2,680	1,788	23,109
Allowance for doubtful accounts	297	5,468	1,256
Amortization of incremental inventory fair value	—	122,104	—
Inventory reserves	(2,652)	22,364	934
Deferred income taxes	(17,057)	(30,934)	(13,000)
Excess income tax benefit from exercise of stock options	—	—	(6,646)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(22,380)	(9,692)	22,988
Inventories	(44,790)	(38,934)	(18,373)
Other assets	(2,147)	8,943	(3,755)
Accounts payable	16,097	28,101	17,150
Accrued expenses and other liabilities	5,491	3,082	52,108

Cash provided by operating activities of continuing operations	231,504	282,732	367,010

Cash provided by operating activities of discontinued operations	2,546	1,905	4,742

Net cash provided by operating activities	234,050	284,637	371,752

Cash flows from investing activities:
Purchase of property, plant and equipment	(86,314)	(43,999)	(69,454)
Proceeds from sale of available-for-sale marketable securities	—	—	2,000
Cash paid for acquisitions	—	(3,987,809)	(14,200)
Net proceeds from sale of discontinued operations	515	—	—

Cash used in investing activities of continuing operations	(85,799)	(4,031,808)	(81,654)

Cash used in investing activities of discontinued operations	—	(235)	(449)

Net cash used in investing activities	(85,799)	(4,032,043)	(82,103)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(229,375)	(13,554)	(56,410)
Payments of financing fees	—	(138,227)	(1,524)
Proceeds from borrowings	—	2,400,000	—
Capital contribution	15	1,550,400	—
Termination of interest rate swaps	—	—	(5,813)
Excess income tax benefit from exercise of stock options	—	—	6,646
Proceeds from stock options exercised	—	—	10,621

Cash (used in) provided by financing activities of continuing operations	(229,360)	3,798,619	(46,480)

Cash used in financing activities of discontinued operations	—	(381)	(747)

Net cash (used in) provided by financing activities	(229,360)	3,798,238	(47,227)

Effect of exchange rate changes on cash and cash equivalents	1,839	(2,909)	(1,940)

Net (decrease) increase in cash and cash equivalents	(79,270)	47,923	240,482
Change in cash for discontinued operations	1,071	3,734	2,350
Cash and cash equivalents at beginning of year	393,335	341,678	98,846

Cash and cash equivalents at end of year	$315,136	$393,335	$341,678

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share amounts)

1.    Nature of Business

        NBTY, Inc. ("NBTY", and together with its subsidiaries, the "Company," "we," or "us") is the leading global vertically integrated manufacturer, marketer, distributor and retailer of a broad line of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. We market over 25,000 individual stock keeping units ("SKUs") under numerous owned and private-label brands, including Nature's Bounty®, Ester-C®, Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, Flex-A-Min®, SISU®, Knox®, Sundown®, Pure Protein®, Body Fortress®, WORLDWIDE Sport Nutrition®, Natural Wealth®, Puritan's Pride®, Holland & Barrett®, GNC® (UK), Physiologics®, De Tuinen®, and Vitamin World®.

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

        Effective July 2, 2012, Julian Graves Limited was placed into administration under the laws of the United Kingdom, and this former subsidiary is reported as discontinued operations in the accompanying financial statements. All amounts related to discontinued operations are excluded from the notes to consolidated financial statement unless otherwise indicated. See Note 4 for additional information about discontinued operations. The operations of this subsidiary were previously reported in the European Retail Segment.

        Effective August 31, 2012, we sold Le Naturiste, Inc., and have reported this former subsidiary as discontinued operations in the accompanying financial statements. All amounts related to discontinued operations are excluded from the notes to consolidated financial statement unless otherwise indicated.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

See Note 4 for additional information about discontinued operations. The operations of this subsidiary were previously reported in the North American Retail Segment.

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

Sales Returns and Other Allowances

        Allowance for sales returns:    Estimates for sales returns are based on a variety of factors, including actual return experience of specific products or similar products. We are able to make reasonable and reliable estimates of product returns based on our 40 year history in this business. We also review our estimates for product returns based on expected return data communicated to us by customers. Additionally, we monitor the levels of inventory at our largest customers to avoid excessive customer stocking of merchandise. Allowances for returns of new products are estimated by reviewing data of any prior relevant new product return information. We also monitor the buying patterns of the end-users of our products based on sales data received by our retail outlets in North America and Europe.

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

        Accounts receivable are presented net of the following reserves at September 30:

	2012	2011
Allowance for sales returns	$10,360	$10,793
Promotional programs incentive allowance	71,845	74,593
Allowance for doubtful accounts	5,244	5,376

	$87,449	$90,762

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

Capitalized Software Costs

        We capitalize certain costs related to the acquisition and development of software for internal use and amortize these costs using the straight-line method over the estimated useful life of the software.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

These costs are included in property, plant and equipment in the accompanying Consolidated Balance Sheets. Certain development costs not meeting the criteria for capitalization are expensed as incurred.

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

        Goodwill is tested for impairment using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit goodwill is not considered impaired and no further testing is required. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We use a combination of the income and market approaches to estimate the fair value of our reporting units. For our indefinite-lived intangible assets, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

        The fair value of our trademarks is determined based on the relief from royalty method under the income approach, which requires us to estimate a reasonable royalty rate, identify relevant projected revenues and expenses, and select an appropriate discount rate. The evaluation of indefinite-lived intangible assets for impairment requires management to use significant judgments and estimates including, but not limited to, projected future net sales, operating results, and cash flow of our business.

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

Stock-Based Compensation

        We record the fair value of stock-based compensation awards as an expense over the vesting period on a straight-line basis for all time vesting awards, and at the time performance is achieved or probable to be achieved for all performance based awards. To determine the fair value of stock options on the date of grant, we apply the Monte Carlo Simulation option-pricing model, including an estimate of forfeitures. Inherent in this model are assumptions related to expected stock-price volatility, risk-free interest rate, expected term and dividend yield.

Shipping and Handling Costs

        We incur shipping and handling costs in all divisions of our operations. These costs, included in selling, general and administrative expenses in the consolidated statements of income, were $85,784, $80,072 and $69,484 for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. Of

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

these amounts, $13,831, $16,660 and $16,312 have been billed to customers and are included in net sales for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

Advertising, Promotion and Catalog

        We expense the production costs of advertising as incurred, except for the cost of mail order catalogs, which are capitalized and amortized over our expected period of future benefit, which typically approximates two months. Capitalized costs for mail order catalogs at September 30, 2012 and 2011 was $477 and $575, respectively. Total mail order catalog expense was $9,416, $10,395 and $9,070 for the fiscal years ended September 30, 2012, 2011 and 2010, respectively, and is included in advertising, promotion and catalog in the consolidated statements of income.

Foreign Currency

        The functional currency of our foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into US dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year. Adjustments resulting from the translations of foreign currency financial statements are accumulated in a separate component of stockholder's equity.

Derivatives and Hedging Activities

        All derivative financial instruments are recognized as either assets or liabilities in the consolidated balance sheets and measurement of those instruments is at fair value. Changes in the fair values of those derivatives are reported in earnings or other comprehensive income depending on the designation of the derivative and whether it qualifies for hedge accounting. For derivatives that have been formally designated as cash flow hedges (interest rate swap agreements), the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income and reclassified into earnings when interest expense on the underlying borrowings is recognized. For hedges of the net investment in foreign subsidiaries (cross currency swap agreements), changes in fair value of the derivative are recorded in other comprehensive income (loss) to offset the change in the value of the net investment being hedged. We do not use derivative financial instruments for trading purposes.

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

        In connection with the Acquisition, the following transactions occurred:

  •
  investment funds affiliated with Carlyle and certain co-investors capitalized Holdings with an aggregate equity contribution of $1,550,400;

  •
  Merger Sub, a subsidiary of Holdings formed solely for the purpose of completing the Acquisition, issued $650,000 aggregate principal amount of 9% senior notes due 2018 (the "Notes") and entered into senior credit facilities consisting of (1) senior secured term loan facilities of $1,750,000 and (2) a senior secured revolving credit facility with commitments of $250,000. (See Note 8 for information related to the subsequent refinancing of the senior credit facilities);

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
(in thousands, except share amounts)

3.    Carlyle Merger (Continued)

been allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of the Acquisition. The allocation of the purchase price is as follows:

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

        Pro forma net income for the year ended September 30, 2010 includes an increase in cost of sales of $122,104 relating to an increase in acquired inventory to its fair value as required under acquisition accounting, which was sold during the period, as well as non-recurring Merger expenses of $90,382 which consisted of legal and professional advisory services, the acceleration of vesting of all unvested stock-based compensation, fees related to an unused bridge loan and a portion of the transaction fee paid to Carlyle.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

4.    Discontinued Operations

Julian Graves

        On July 2, 2012, in accordance with the provisions of the United Kingdom Insolvency Act of 1986 and pursuant to a resolution of the board of directors of Julian Graves Limited, a company organized under the laws of the United Kingdom and Wales (the "UK Debtor") and an indirect, wholly-owned subsidiary of the Company, representatives from Deloitte LLP (the "Administrators") were appointed as administrators in respect of the UK Debtor (the "UK Administration"). The UK Administration, which was limited to the UK Debtor, was initiated in response to continuing operating losses of the UK Debtor and their related impact on the Company's cash flows. The effect of the UK Debtor's entry into administration was to place the management, affairs, business and property of the UK Debtor under the direct control of the Administrators. The Administrators have wound the operations down and the final settlement is pending.

        The results of the Julian Graves business included in discontinued operations for the fiscal years ended September 30, 2012, 2011 and 2010 are summarized in the following table.

	Successor		Predecessor
	2012	2011	2010
Net sales	$43,999	$74,876	$101,886
Impairments and deconsolidation loss	(27,509)	—	—
Operating loss before income taxes	(27,682)	(2,855)	(237)
Income tax benefit	9,065	999	120
Loss, net of income taxes	(18,617)	(1,856)	(117)

        At September 30, 2011, the major components of assets and liabilities of discontinued operations were as follows: Cash of $1,072, Inventory of $3,602 and Other current assets of $5,321, Property plant and equipment of $3,424, Intangible assets of $18,752, Other long-term assets of $1,719, Accounts payable and accrued expenses of $3,544 and Other long-term liabilities of $384.

        As of June 30, 2012, the carrying value of all assets relating to the UK Debtor were evaluated and an impairment of $20,106, primarily relating to the Julian Graves Tradename, was recorded. As of July 2, 2012, concurrent with the transfer of control of the UK Debtor to the Administrator, a deconsolidation loss of approximately $7,403 was recorded.

Le Naturiste

        On August 31, 2012 we sold certain assets and liabilities of our subsidiary Le Naturiste, Inc. for a net sales price of $1,600. The sale of Le Naturiste resulted in a loss of approximately $3,088 which is included in discontinued operations for the year ended September 30, 2012. The results of the Le

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

4.    Discontinued Operations (Continued)

Naturiste business included in discontinued operations for the fiscal years ended September 30, 2012, 2011 and 2010 are summarized in the following table:

	Successor		Predecessor
	2012	2011	2010
Net sales	$17,228	$19,188	$19,015
Loss on sale of business	(3,088)	—	—
Operating loss before income taxes	(4,431)	(924)	(1,235)
Income tax benefit	—	—	—
Loss, net of income taxes	(4,431)	(924)	(1,235)

        At September 30, 2011, the major components of assets and liabilities of discontinued operations were as follows: Inventory of $4,384, Other current assets of $640, Property plant and Equipment of $1,278, Accounts payable and accrued expenses of $1,171.

5.    Inventories

        The components of inventories are as follows at September 30:

	2012	2011
Raw materials	$169,735	$151,992
Work-in-process	20,637	15,528
Finished goods	529,224	499,863

Total	$719,596	$667,383

6.    Property, Plant and Equipment

        Property, plant and equipment is as follows at September 30:

	2012	2011	Depreciation and amortization period (years)
Land	$69,745	$69,060
Buildings and leasehold improvements	232,076	228,443	4–40
Machinery and equipment	132,292	128,825	3–13
Furniture and fixtures	82,285	65,630	3–10
Computer equipment	25,407	22,585	3–5
Transportation equipment	5,871	5,779	3–4
Construction in progress	77,569	8,989

	625,245	529,311
Less accumulated depreciation and amortization	(112,566)	(54,739)

	$512,679	$474,572

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

6.    Property, Plant and Equipment (Continued)

        Included in construction in process are assets related to two domestic facilities that will be used in manufacturing, which are expected to be operational during fiscal 2013, and costs related to implementing a new world-wide ERP system, as well as related capitalized interest.

        Depreciation and amortization of property, plant and equipment for the fiscal years ended September 30, 2012, 2011 and 2010 was approximately $58,311, $55,589 and $47,505, respectively.

7.    Goodwill and Intangible Assets

Goodwill

        The changes in the carrying amount of goodwill by segment for the fiscal years ended September 30, 2012 and 2011 are as follows:

	Wholesale/ US Nutrition	European Retail	Direct Response/ E-Commerce	North American Retail	Consolidated
Predecessor balance at September 30, 2010	$182,414	$136,640	$16,105	$—	$335,159
Elimination of predecessor goodwill	(182,414)	(136,640)	(16,105)	—	(335,159)
Acquisition accounting adjustments	610,289	281,922	317,985	7,744	1,217,940

Successor balance October 1, 2010	610,289	281,922	317,985	7,744	1,217,940
Foreign currency translation	(2,032)	(4,426)	—	—	(6,458)
Acquisitions	717	—	—	—	717

Successor balance at September 30, 2011	608,974	277,496	317,985	7,744	1,212,199
Foreign currency translation	4,587	3,529	—	—	8,116

Successor balance at September 30, 2012	$613,561	$281,025	$317,985	$7,744	$1,220,315

Other Intangible Assets

        The carrying amounts of acquired other intangible assets are as follows at September 30:

	2012		2011
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets
Brands and customer relationships	$885,866	$76,893	$884,265	$38,382	17–25
Tradenames and other	151,745	10,686	152,717	5,219	20–30

	1,037,611	87,579	1,036,982	43,601
Indefinite lived intangible asset
Tradenames	1,001,772	—	993,020	—

Total intangible assets	$2,039,383	$87,579	$2,030,002	$43,601

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

7.    Goodwill and Intangible Assets (Continued)

        Aggregate amortization expense of other definite lived intangible assets included in the consolidated statements of income in selling, general and administrative expenses in fiscal 2012, 2011 and 2010 was approximately $43,960, $44,086 and $15,841, respectively.

        Assuming no changes in our other intangible assets, estimated amortization expense for each of the five succeeding years will be approximately $45,000 per year.

8.    Merger Expenses

        In connection with the Acquisition described in Note 3, in fiscal 2011 we incurred $44,479 of Merger expenses which consisted of $15,660 in financing costs associated with an unused bridge loan, $14,324 for a portion of the transaction fee paid to Carlyle, $6,929 for an employment agreement termination payment due to a former executive officer and $7,566 of other Merger related costs.

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

9.    Accrued Expenses and Other Current Liabilities

        The components of accrued expenses and other current liabilities are as follows at September 30:

	2012	2011
Accrued compensation and related taxes	$49,992	$44,645
Accrued interest	29,358	29,285
Income taxes payable	9,416	14,823
Other	101,586	97,424

	$190,352	$186,177

10.    Long-Term Debt

        Long-term debt consists of the following at September 30:

	2012	2011
Senior Credit Facilities:
Term loan B-1	$1,507,500	$1,736,875
Revolving credit facility	—	—
Notes	650,000	650,000

	2,157,500	2,386,875
Less: current portion	—	17,500

Total	$2,157,500	$2,369,375

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

10.    Long-Term Debt (Continued)

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

        On October 17, 2012, Holdings, our parent company, issued $550,000 senior unsecured notes ("Holdco Notes") that mature on November 1, 2017. Interest on the Holdco Notes will accrue at the rate of 7.75% per annum with respect to Cash Interest and 8.50% per annum with respect to any paid-in-kind interest ("PIK Interest"). Interest on the Holdco Notes will be payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. Holdings is a holding company with no operations of its own and has no ability to service interest or principal on the Holdco Notes, other than through dividends it may receive from NBTY. NBTY is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing its notes and the senior secured credit facility. NBTY has not guaranteed the indebtedness of Holdings, nor pledged any of its assets as collateral and the Holdco Notes are not reflected on NBTY's balance sheet. The proceeds from the offering of the Holdco Notes, along with the $200,000 from NBTY described below, were used to pay transactions fees and expenses and a $722,000 dividend to Holdings' shareholders.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

10.    Long-Term Debt (Continued)

        On October 11, 2012 we amended our credit agreement to allow Holdings, our parent company, to issue and sell Holdco Notes. In addition, among other things, the amendment (i) increases the general restricted payments basket, as defined by the credit agreement, (ii) increased the maximum total leverage ratio test which governs the making of restricted payments using Cumulative Credit (as defined in the credit agreement) and (iii) modified the definition of Cumulative Credit to be calculated retroactively using 50% of the consolidated net income as defined in NBTY's indenture governing the notes. Interest on the Holdco Notes will be paid via dividends from the NBTY to Holdings, to the extent that it is permitted under our credit agreement. Approximately $6,000 of expenses related to the amendment was capitalized as a deferred financing cost and will be amortized using the effective interest method. In conjunction with the amendment, we paid Holdings a dividend of $194,040 in October 2012.

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

        We must prepay term loan B-1 with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under our senior credit facilities unless specifically incurred to refinance a portion of our senior credit facilities) and 50% of excess cash flow (such percentage subject to reduction based on achievement of specified total senior secured leverage ratios), in each case, subject to certain reinvestment rights and other exceptions. No repayment was required for 2012. We are also required to make prepayments under our revolving credit facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under the revolving credit facility exceeds the aggregate amount of commitments in respect of the revolving credit facility.

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

        Our senior credit facilities contain customary negative covenants, including, but not limited to, restrictions on our, and our restricted subsidiaries', ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, amend organizational documents, or change our line of business or fiscal year. We were in compliance with all covenants

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

10.    Long-Term Debt (Continued)

under the senior credit facilities at September 30, 2012. In addition, our senior credit facilities require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility, including swingline loans and letters of credit. During the years ended September 30, 2012 and 2011, no amounts were outstanding under the revolving credit facility. All other financial covenants in the original senior credit facility were removed as part of the Refinancing.

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

Notes

        On October 1, 2010, NBTY issued $650,000 senior notes bearing interest at 9% in a private placement (the "Notes"). On August 2, 2011, these outstanding Notes were exchanged for substantially identical notes that were registered under the Securities Act of 1933, as amended, and therefore are freely tradable. The Notes are senior unsecured obligations and mature on October 1, 2018. Interest on the Notes is paid on April 1 and October 1 of each year, and commenced on April 1, 2011.

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

        The Notes are jointly and severally, irrevocably and unconditionally guaranteed by each of our subsidiaries that is a guarantor under the Credit Agreement. The Notes are uncollateralized and rank senior in right of payment to existing and future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment to our and our subsidiary guarantors' senior unsecured debt, and are effectively junior to any of our or our subsidiary guarantors' secured debt, to the extent of the

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

10.    Long-Term Debt (Continued)

value of the collateral securing such debt. The Notes contain certain customary covenants including, but not limited to, restrictions on our and our restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, or pay dividends. We were in compliance with all covenants under the Notes at September 30, 2012.

Holdco Notes

        Interest on the Holdco Notes shall be payable entirely in cash ("Cash Interest") to the extent that it is less than the maximum amount of allowable dividends and distributions plus any cash at Holdings ("Applicable Amount") as defined by the indenture governing the Holdco Notes. For any interest period after the initial interest period (other than the final interest period ending at stated maturity), if the Applicable Amount as for such interest period will be:

            (i)  equal or exceed 75%, but be less than 100%, of the aggregate amount of Cash Interest that would otherwise be due on the relevant interest payment date, then Holdings may, at its option, elect to pay interest on (a) 25% of the then outstanding principal amount of the Holdco Notes by increasing the principal amount of the outstanding notes or by issuing PIK Notes in a principal amount equal to such interest ("PIK Interest") and (b) 75% of the then outstanding principal amount of the Holdco Notes as Cash Interest;

           (ii)  equal or exceed 50%, but be less than 75%, of the aggregate amount of Cash Interest that would otherwise be due on the relevant interest payment date, then Holdings may, at its option, elect to pay interest on (a) 50% of the then outstanding principal amount of the Holdco Notes as PIK Interest and (b) 50% of the then outstanding principal amount of the Holdco Notes as Cash Interest;

          (iii)  equal or exceed 25%, but be less than 50%, of the aggregate amount of Cash Interest that would otherwise be due on the relevant interest payment date, then Holdings may, at its option, elect to pay interest on (a) 75% of the then outstanding principal amount of the Holdco Notes as PIK Interest and (b) 25% of the then outstanding principal amount of the Holdco Notes as Cash Interest; or

          (iv)  be less than 25% of the aggregate amount of Cash Interest that would otherwise be due on the relevant interest payment date, then the Issuer may, at its option, elect to pay interest on the Holdco Notes as PIK Interest.

        The insufficiency or lack of funds available to the Issuer to pay Cash Interest as required by the preceding paragraph shall not permit Holdings to pay PIK Interest in respect of any interest period and the sole right of the Issuer to elect to pay PIK Interest shall be as (and to the extent) provided in the immediately preceding paragraph.

11.    Fair Value of Financial Instruments

        GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset in the principal or most advantageous market or paid to transfer a liability (an exit price) for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

11.    Fair Value of Financial Instruments (Continued)

establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

        The following table summarizes the assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and 2011:

	2012			2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets (liabilities):
Current (included in other current liabilities):
Interest rate swaps	$—	$(7,751)	$—	$—	$(9,102)	$—
Cross currency swaps	$—	$—	$(3,818)	$—	$—	$(2,160)
Non-current (included in other liabilities):
Interest rate swaps	$—	$(5,777)	$—	$—	$(8,386)	$—
Cross currency swaps	$—	$—	$(21,044)	$—	$—	$(8,966)

        The Company's swap contracts are measured at fair value based on a market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Although non-performance risk of the Company and the counterparty is present in all swap contracts and is a component of the estimated fair values, we do not view non-performance risk to be a significant input to the fair value for the interest rate swap contracts. However, with respect to our cross currency swap contracts, we believe that non-performance risk is higher; therefore the Company classifies these swap contracts as "Level 3" in the fair value hierarchy and, accordingly, records estimated fair value adjustments based on internal projections and views of those contracts. The performance risk for the cross currency swap contracts as a percentage of the unadjusted liabilities ranged from 12.4 to 15.0 (13.5 weighted average)/

        The following table shows the activity related to net investment hedges for the fiscal years ended September 30, 2012 and 2011:

	2012	2011
Beginning balance:	$(11,126)	$—
Unrealized loss on hedging instruments	(13,736)	(11,126)

Ending balance:	$(24,862)	$(11,126)

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

11.    Fair Value of Financial Instruments (Continued)

Assets Re-measured at Fair Value on a Non-recurring Basis

        In connection with the UK Administration (See note 4), we re-measured the Julian Graves tradename and certain fixed assets using Level 3 inputs, which resulted in an impairment of $20,106.

Interest Rate Swaps

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments.

        During December 2010, we entered into three interest rate swap contracts that were subsequently terminated in connection with the Refinancing, resulting in a termination payment of $1,525. During March 2011, we entered into three interest rate swap contracts to fix the LIBOR indexed interest rates on a portion of our senior credit facilities until the indicated expiration dates of these swap contracts. Each swap contract has an initial notional amount of $333,333 (for a total of one billion dollars), with a fixed interest rate of 1.92% for a four-year term. The notional amount of each swap decreases to $266,666 in December 2012, decreases to $166,666 in December 2013 and has a maturity date of December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior credit facilities are swapped for fixed interest payments. These interest rate swap contracts were designated as a cash flow hedge of the variable interest payments on a portion of our term loan debt. Hedge effectiveness will be assessed based on the overall changes in the fair value of the interest rate swap contracts. Any potential ineffectiveness is measured using the hypothetical derivative method. Any ineffectiveness will be recognized in current earnings. Hedge ineffectiveness from inception to September 30, 2012 was insignificant.

Cross Currency Swaps

        To manage the potential exposure from adverse changes in currency exchange rates, specifically the British pound, arising from our net investment in British pound denominated operations, during December 2010, we entered into three cross currency swap contracts to hedge a portion of the net investment in our British pound denominated foreign operations. The aggregate notional amount of the swap contracts is 194,200 British pounds (approximately $300,000 U.S. dollars), with a forward rate of 1.56, and a termination date of September 30, 2017.

        These cross currency contracts were designated as a net investment hedge to the net investment in our British pound denominated operations. Hedge effectiveness is assessed based on the overall changes in the fair value of the cross currency swap contracts. Any potential hedge ineffectiveness is measured using the hypothetical derivative method and is recognized in current earnings. Hedge ineffectiveness for the year ended September 30, 2012 resulted in an expense of $3,358, and for the year ended September 30, 2011, hedge ineffectiveness was insignificant.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

11.    Fair Value of Financial Instruments (Continued)

        The following table shows the effect of the Company's derivative instruments designated as cash flow and net investment hedging instruments for the years ended September 30, 2012 and 2011:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2012	2011	2011
Cash Flow Hedges:
Interest rate swaps	$(6,895)	$(9,326)	$(18,427)	$(7,689)
Net Investment Hedges:
Cross currency swaps	(6,367)	—	(6,831)	—

Total	$(13,262)	$(9,326)	$(25,258)	$(7,689)

Notes

        The face value of the Notes at September 30, 2012 was $650,000. The fair value of the Notes, based on Level 2 quoted market prices, was $726,375 at September 30, 2012.

Term loan B-1

        The face amount of the term loan B-1 is $1,507,500, which approximates fair value based on Level 2 inputs, as this loan accrues interest at a variable interest rate.

Other Fair Value Considerations

        During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment using market data and a cash flow model using Level 3 inputs. Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Measurements based on undiscounted cash flows are considered to be Level 3 inputs.

12.    Litigation Summary

Stock Purchases

        On May 11, 2010, a putative class-action, captioned John F. Hutchins v. NBTY, Inc., et al, was filed in the United States District Court, Eastern District of New York, against NBTY and certain current and former officers, claiming that the defendants made false material statements, or concealed adverse material facts, for the purpose of causing members of the class to purchase NBTY stock at allegedly artificially inflated prices. An amended complaint, seeking unspecified compensatory damages, attorneys' fees and costs, was served on February 1, 2011. The Company moved to dismiss the amended

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

12.    Litigation Summary (Continued)

complaint on March 18, 2011 and that motion was denied on March 6, 2012. Discovery is ongoing. We believe the claims to be without merit and intend to vigorously defend this action. At this time, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of any of the defendants.

Employment Class Actions

        On or about July 7, 2010, a putative class action captioned Hamilton and Taylor v. Vitamin World, Inc. was filed against one of our subsidiaries in the Alameda Superior Court, California. Plaintiffs seek to represent a class of employees in connection with several causes of action alleging, among other things, wage and hour violations. Plaintiffs describe the class as all non-exempt current and former employees of Vitamin World Stores in California. The complaint seeks compensatory damages, statutory penalties, restitution, disgorgement of profits, and attorneys' fees and costs in unidentified amounts. Vitamin World, Inc. has agreed upon a settlement with the plaintiffs, which provides for payments to the class, and the settlement documentation has been approved by the court. This settlement is not material to the consolidated financial statements.

        On or about April 8, 2010, a putative class action captioned Dirickson v. NBTY Acquisition, LLC, NBTY Manufacturing, LLC, NBTY, Inc., and Volt Management Corporation ("Volt") was filed against the Company and certain subsidiaries in the Superior Court of California, County of Los Angeles. Volt is not related to the Company. Plaintiff seeks to represent a class of employees in connection with several causes of action alleging, among other things, wage and hour violations. The complaint seeks damages on behalf of all non-exempt employees within the State of California who worked for Volt or any of the NBTY entities between April 8, 2006 and April 8, 2010, including compensatory damages, unpaid wages, statutory penalties, restitution, unspecified injunctive relief, unjust enrichment and attorneys' fees and costs in unidentified amounts. The parties submitted to the court a settlement agreement providing for potential payments to the class and the court granted final approval of the settlement on or about September 6, 2012, which provides for payments to the class which will be funded by the Company on or before November 20, 2012. The settlement value is not material to the consolidated financial statements.

Glucosamine-Based Dietary Supplements

        Beginning in June 2011, certain putative class actions have been filed in various jurisdictions against the Company, its subsidiary Rexall Sundown, Inc. ("Rexall"), and/or other companies as to which there may be a duty to defend and indemnify, challenging the marketing of glucosamine-based dietary supplements, under various states' consumer protection statutes. The lawsuits against the Company and its subsidiaries are: Cardenas v. NBTY, Inc. and Rexall Sundown, Inc. (filed June 14, 2011) in the United States District Court for the Eastern District of California, on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus punitive damages and injunctive relief); and Jennings v. Rexall Sundown, Inc. (filed August 22, 2011 in the United States District Court for the District of Massachusetts, on behalf of a putative class of Massachusetts consumers seeking unspecified trebled compensatory damages), as well as other cases in California and Illinois against certain wholesale customers as to which the Company may have certain indemnification obligations. Motions to dismiss have been filed in all of these cases. While most of the cases are still at the pleading state, the Jennings case is trial ready for a trial of

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

12.    Litigation Summary (Continued)

limited issues. Settlement discussion to resolve all cases on a national level are ongoing. The Company disputes the allegations and intends to vigorously defend these actions. At this time, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of any of the defendants.

Claims in the Ordinary Course

        In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability, intellectual property and California Proposition 65 claims) arise in the ordinary course of our business. We believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on our consolidated financial condition, or results of operations or cash flows, if adversely determined against us.

13.    Income Taxes

        Income from continuing operations before provision for income taxes consists of the following components:

	Successor		Predecessor
	2012	2011	2010

United States	$76,096	$(80,927)	$237,306
Foreign	158,687	124,615	91,986

	$234,783	$43,688	$329,292

        Provision/(benefit) for income taxes consists of the following:

	Successor		Predecessor
	2012	2011	2010

Federal
Current	$32,287	$3,712	$86,896
Deferred	(15,315)	(29,177)	(13,160)
State
Current	5,261	3,637	12,459
Deferred	(2,275)	(3,490)	(1,045)
Foreign
Current	44,773	34,574	27,915
Deferred	533	1,733	1,205

Total provision	$65,264	$10,989	$114,270

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

13.    Income Taxes (Continued)

        The following is a reconciliation of the income tax expense computed using the statutory Federal income tax rate to the actual income tax expense and the effective income tax rate.

	Successor				Predecessor
	2012		2011		2010
		Percent of pretax income		Percent of pretax income		Percent of pretax income
	Amount		Amount		Amount

Income tax expense at statutory rate	$82,174	35.0%	$15,291	35.0%	$115,252	35.0%
State income taxes, net of federal income tax benefit	1,566	0.6%	(1,125)	(2.6%)	7,090	2.2%
Change in valuation allowance	(539)	(0.1%)	786	1.8%	1,556	0.5%
Effect of international operations, including foreign export benefit and earnings indefinitely reinvested	(8,476)	(3.6%)	(3,625)	(8.3%)	(6,638)	(2.0%)
Domestic manufacturing deduction	(1,918)	(0.8%)	(1,874)	(4.3%)	(4,200)	(1.3%)
Transaction costs	—	0.0%	1,164	2.7%	2,745	0.8%
Tax benefit attributable to Le Naturiste sale	(7,792)	(3.3%)
Other	249	0.0%	372	0.8%	(1,535)	(0.5%)

	$65,264	27.8%	$10,989	25.1%	$114,270	34.7%

        The difference in the effective rate in fiscal 2012 as compared to the statutory rate is mainly attributable to the benefit attributable to the sale of Le Naturiste, as well as the partial indefinite reinvestment of certain foreign earnings in the current year.

        The difference in the effective rate in fiscal 2011 as compared to the statutory rate is mainly attributable to certain foreign benefits and other deductions that became higher in proportion to the net tax expense and thus decreased the effective tax rate for fiscal 2011.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

13.    Income Taxes (Continued)

        The components of deferred tax assets and liabilities are as follows as of September 30:

	Successor
	2012	2011
Deferred tax assets:
Inventory reserves and UNICAP	$7,652	$7,481
Accrued expenses and reserves not currently deductible	18,860	18,785
Other comprehensive income	13,522	11,386
Foreign and state tax credits	88,296	54,210
Foreign/State net operating losses	13,660	12,614
Valuation allowance	(14,867)	(15,404)

Total deferred income tax assets, net of valuation allowance	127,123	89,072

Deferred tax liabilities:
Property, plant and equipment	(45,515)	(53,468)
Intangibles	(696,814)	(711,230)
Undistributed foreign earnings	(84,958)	(50,632)

Total deferred income tax liabilities	(827,287)	(815,330)

Total net deferred income tax assets / (liabilities)	(700,164)	(726,258)
Less current deferred income tax assets	(26,242)	(24,340)

Long-term deferred income tax liabilities	$(726,406)	$(750,598)

        At September 30, 2012, we had foreign net operating losses, foreign tax credit and New York State ("NYS") investment tax credit carryforwards of $32,469, $84,810 and $3,486, respectively. At September 30, 2011, we had foreign net operating losses, foreign tax credit and New York State ("NYS") investment tax credit carryforwards of $35,878, $50,316 and $3,393, respectively. At September 30, 2012 and 2011, we maintained a valuation allowance of $3,486 and $2,790, respectively, against the NYS investment tax credits that expire primarily between 2013 and 2016 and $11,381 and $12,614, respectively, against foreign loss carryforwards which expire in accordance with applicable tax law. We provide a valuation allowance for these credit and loss carryforwards because we do not consider realization of such assets to be more likely than not. We continue to monitor the need for these valuation allowances on an on-going basis.

        At September 30, 2012, we had $108,249 of undistributed international earnings on which we have not provided any U.S. tax expense as we intend to permanently reinvest these earnings outside of the U.S.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

13.    Income Taxes (Continued)

        The change in the valuation allowance for the fiscal years ended September 30, 2012, 2011 and 2010 is as follows:

	Successor		Predecessor
	2012	2011	2010

Beginning balance	$(15,404)	$(14,618)	$(13,063)
NYS investment tax credit carryforwards (generated) /utilized	(694)	319	342
Foreign net operating losses utilized/ (generated)—net	1,231	(1,105)	(1,897)

Balance at September 30	$(14,867)	$(15,404)	$(14,618)

        The following table summarizes the activity related to gross unrecognized tax benefits from October 1, 2010 to September 30, 2012:

	Successor		Predecessor
	2012	2011	2010

Beginning balance	$10,687	$9,210	$9,229
Increases related to prior year tax positions	888	2,207	1,252
Increase based on tax positions related to the current year	1,313	—	—
Decreases related to settlements with taxing authorities	—	—	(669)
Decreases related to lapsing of statute of limitations	—	(730)	(602)

Balance as of September 30	$12,888	$10,687	$9,210

        These liabilities are primarily included as a component of other liabilities in our consolidated balance sheet because we generally do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months.

        Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $10,160 and $8,195 as of September 30, 2012 and 2011, respectively. We do not believe that the amount will significantly change in the next 12 months.

        We accrue interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods. At September 30, 2012, we had accrued $1,385 and $700 for the potential payment of interest and penalties, respectively. As of September 30, 2012, we were subject to U.S. Federal Income Tax examinations for the tax years 2007 through 2011, and to non-US examinations for the tax years of 2006–2011. In addition, we are generally subject to state and local examinations for fiscal years 2009–2011. There were no significant changes to accrued penalties and interest during the fiscal year ended September 30, 2012.

        The Company is under an Internal Revenue Service ("IRS") examination for tax years 2007-2011. Among other issues, the IRS has questioned the values used by the Company to transfer product and provide services to an international subsidiary. The Company believes it has appropriately valued such product transfers and services and intends to continue to support this position as the IRS examination continues to progress.

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

15.    Stock-Based Compensation and Employee Benefit Plans

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

        During fiscal 2012, Holdings granted 24,850 Class B common stock options to certain Company employees under the Plan. During fiscal 2011, Holdings granted 49,468 Class A common stock options and 103,710 Class B common stock options to certain Company employees under the Plan. Vesting of the awards is based on the passage of time, in equal installments over five years /or the achievement of a performance condition (i.e., a liquidity event as defined in the plan agreement) and a market condition (i.e., the achievement of a minimum investor rate of return). The fair value of each of the Company's time-based stock option awards is expensed on a straight-line basis over the requisite service period, which is generally the five year vesting period of the options. However, for options granted with a performance condition, compensation expense is recognized when it is probable that the performance condition will be met. As the Company has determined it is not probable the performance condition will be achieved, no compensation cost has been recognized relating to the performance based awards. Pursuant to the Plan, Holdings is required to modify all options in an equitable manner under certain circumstances. The $722,000 dividend in October 2012, as described in Note 10, will require this modification.

        The weighted-average grant date fair value per share of options granted in fiscal 2012 was $239 for time based vesting and $108 for performance based vesting. The weighted-average grant date fair value per share of options granted in fiscal 2011 was $180 for time based vesting and $56 for performance based vesting. The fair value of each option award is estimated on the date of grant utilizing a Monte

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

15.    Stock-Based Compensation and Employee Benefit Plans (Continued)

Carlo simulation model. The following weighted-average assumptions were used for the options granted:

	Fiscal year ended September 30, 2012	Fiscal year ended September 30, 2011
Significant assumptions:
Time based vesting
Risk-free rate(1)	.10%–3.12%	.12%–4.5%
Expected term(2)	6.5 years	6.5 years
Expected volatility(3)	37%	33%
Expected dividends	0.0%	0.0%
Performance based vesting
Risk-free rate(1)	.10%–3.12%	.12%–4.5%
Expected term(4)	5.6 years	6.6 years
Expected volatility(3)	38%	34%
Expected dividends	0.0%	0.0%

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

(3)
Expected volatility was estimated based on historical volatility of peer companies over a period equivalent to the expected term. Peer companies are determined based on relevant industry and/or market capitalization.

(4)
The expected term of the options was estimated utilizing a Monte Carlo simulation model.

        A summary of stock option activity follows:

	Fiscal Year Ended September 30, 2012		Fiscal Year Ended September 30, 2011
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of period	152,678	$500.00	—	$—
Granted	24,850	$675.00	153,178	$500.00
Exercised	(450)	$500.00	—	$—
Forfeited	(14,127)	$500.00	(500)	$500.00

Outstanding at end of period	162,951	$527.00	152,678	$500.00

Exercisable at end of period	14,357	$500.00	—	$—

Number of shares available for future grant	34,782

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

15.    Stock-Based Compensation and Employee Benefit Plans (Continued)

        As share-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures of 0% and 5% per year for senior management and other management, respectively. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and forecasted turnover.

        The following table summarizes information about stock options outstanding at September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price	Intrinsic Value
$500.00	138,101	8.5	$500.00	14,357	$500.00	$2,512,475
$675.00	24,850	9.7	$675.00	—	$—	$—

        As of September 30, 2012, $10,950 of total unrecognized compensation cost related to the non-vested time-based vesting options is expected to be recognized over the weighted average period of 3.6 years.

        As of September 30, 2012, the total potential unrecognized compensation cost related to the performance-based vesting options is $5,208 and no compensation cost will be recognized until the related performance condition is deemed probable of occurring.

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

        The weighted-average grant-date fair value per share of the options granted in fiscal 2010 was $22.13. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted-average assumptions were used for the options granted:

2010
Risk-free rate(1)	2.9%
Expected term(2)	6.4 years
Expected volatility(3)	48%
Expected dividends	0.0%

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

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

15.    Stock-Based Compensation and Employee Benefit Plans (Continued)

	Fiscal Year Ended September 30, 2010
	Number of shares	Weighted average exercise price
Outstanding at beginning of period	3,765	$14.38
Granted	287	$43.88
Exercised	(1,570)	$6.76
Forfeited	(28)	$26.10

Outstanding at end of period	2,454	$22.57

Exercisable at end of period	838	$12.08

        A summary of stock option exercise and related activity follows:

2010
Stock options exercised	1,570
Aggregate proceeds	$10,613
Compensation deduction for tax purposes	$6,940
Tax benefit credited to capital in excess of par	$6,646
Intrinsic value of options exercised	$55,383

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

        We also have an Associate Profit Sharing Plan ("PSP), which is allocated among participants who have completed 1,000 hours of service in the plan year end who were employed on the last day of the plan year, based upon their relative compensation for the year. As of September 30, 2012, the amount allocated and accrued for the PSP was $3,498.

16.    Commitments

Operating Leases

        We conduct retail operations under operating leases, which expire at various dates through 2034. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

16.    Commitments (Continued)

        Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms are as follows for the fiscal year ending September 30:

2013	$112,977
2014	98,840
2015	86,950
2016	77,673
2017	67,764
Thereafter	249,380

$693,584

        Operating lease rent expense (including real estate taxes and maintenance costs) and leases on a month to month basis was approximately $153,763, $149,921 and $133,719 during fiscal 2012, 2011 and 2010, respectively.

Purchase Commitments

        We were committed to make future purchases primarily for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $170,768 at September 30, 2012.

Capital Commitments

        We had approximately $11,914 in open capital commitments at September 30, 2012, primarily related to leasehold improvements, as well as manufacturing equipment, computer hardware and software.

17.    Related Party Transactions

Consulting Agreement—Carlyle

        We entered into a consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. Under this agreement, subject to certain conditions, we expect to pay an annual consulting fee to Carlyle of $3 million, we will reimburse them for their out-of-pocket expenses and we may pay Carlyle additional fees associated with other future transactions. For the year ended September 30, 2012, these fees totaled $3,000 and are recorded in Selling, general and administrative expenses. For the year ended September 30, 2011, Carlyle also received a one-time transaction fee of $30 million upon effectiveness of the Merger. Of this amount, $14,324 was recorded in Merger expenses and $15,676 was included with deferred financing costs. There were no transaction or consulting fees from Carlyle charged to any periods prior to Fiscal 2011.

Consulting Agreement—Rudolph Management

        We paid $113 during Fiscal 2012 and $450 during each of Fiscal 2011 and 2010 to Rudolph Management Associates, Inc., under the Rudolph Consulting Agreement. Arthur Rudolph, father of the Company's former CEO, Scott Rudolph and a director through October 1, 2010, is the President of

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

17.    Related Party Transactions (Continued)

Rudolph Management Associates, Inc. In addition, under this Consulting Agreement, Arthur Rudolph receives certain health, hospitalization and similar benefits provided to our executives and a car allowance. The aggregate value of these benefits was $6 during Fiscal 2012. This agreement was terminated December 31, 2011.

Sales Commissions

        During Fiscal 2011, Gail Radvin, Inc., a corporation wholly owned by Gail Radvin, received sales commissions from us totaling approximately $207 for sales in certain foreign countries. Gail Radvin is the aunt of the Company's former CEO, Scott Rudolph. The entity also received sales commissions of $721 in Fiscal 2010. During the quarter ended December 31, 2010, the commission agreement was terminated.

18.    Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income, net of income taxes, as of September 30, 2012 and 2011 are as follows:

	2012	2011
Cumulative foreign currency translation adjustments	$2,911	$(20,196)
Change in fair value of interest rate swaps	(21,505)	(17,569)

Total	$(18,594)	$(37,765)

        The change in the cumulative foreign currency translation adjustment primarily relates to our investment in our European subsidiaries and fluctuations in exchange rates between their local functional currencies and the U.S. dollar.

        During the fiscal years ended September 30, 2012, 2011 and 2010 we recorded a decrease in our deferred tax liability relating to other comprehensive income incurred during the year of $2,478, $10,667 and $109, respectively.

19.    Business and Credit Concentration

Financial instruments

        Financial instruments which potentially subject us to credit risk consist primarily of cash and cash equivalents (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts), investments and trade accounts receivable. We mitigate our risk by investing in or through major financial institutions.

Customers

        We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current creditworthiness, as determined by review of their current credit information. Customers' account activity is continuously monitored. As a result of this review process, we record bad debt expense, which is based upon historical experience as well as specific customer collection issues that have been identified, to adjust the carrying amount of the related

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

19.    Business and Credit Concentration (Continued)

receivable to its estimated realizable value. While such bad debt expenses historically have been within expectations and the allowances established, if the financial condition of one or more of our customers were to deteriorate, additional bad debt provisions may be required.

        One customer accounted for the following percentages of net sales for the fiscal years ended September 30:

	Wholesale/US Nutrition Segment Net Sales			Total Consolidated Net Sales
	Successor		Predecessor	Successor		Predecessor
	2012	2011	2010	2012	2011	2010
Customer A	23%	25%	27%	14%	15%	17%

        The loss of this customer, or any of our other major customers, would have a material adverse effect on our consolidated results of operations if we were unable to replace such customer(s).

        The following customers accounted for the following percentages of the Wholesale/US Nutrition segment's gross accounts receivable at fiscal years ended:

	2012	2011
Customer A	18%	18%
Customer B	11%	11%

Suppliers

        During fiscal 2012, 2011 and 2010, no one supplier provided more than 10% of our raw material purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations.

20.    Supplemental Disclosure of Cash Flow Information

	Successor		Predecessor
	2012	2011	2010
Cash interest paid	$139,768	$129,194	$27,695
Cash income taxes paid (net of refunds of $30,984 for Fiscal 2011)	$73,638	29,688	122,022
Non-cash investing and financing information:
Acquisitions accounted for under the purchase method:
Fair value of assets acquired	$—	$5,111,188	$15,563
Liabilities assumed	—	(1,123,379)	(676)
Less: Cash acquired	—	—	(687)

Net cash paid	$—	$3,987,809	$14,200

Property, plant and equipment additions included in accounts payable	11,986	5,524	2,034

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

  •
  European Retail—This segment generates revenue through its 687 Holland & Barrett stores (including ten franchised stores in Singapore, six franchised stores in Cyprus and China, three franchised stores in Malta, and United Arab Emirates and one franchised store in Gibraltar and Hungary), 55 GNC (UK) stores in the U.K., 112 De Tuinen stores (including 10 franchised locations) in the Netherlands and 42 Nature's Way stores in Ireland. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and internet. Catalogs are strategically mailed to customers who order by mail, internet, or by phone.

  •
  North American Retail—This segment generates revenue through its 426 owned and operated Vitamin World stores selling proprietary brand and third-party products.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

21.    Segment Information (Continued)

        The following table represents key financial information of our business segments:

	Wholesale	European Retail	Direct Response / E-Commerce	North American Retail	Corporate / Manufacturing	Consolidated
Successor
Fiscal 2012:
Net sales	$1,826,780	$675,889	$277,278	$219,786	$—	$2,999,733
Income (loss) from continuing operations	241,504	151,274	56,391	22,812	(77,611)	394,370
Depreciation and amortization	39,692	13,988	10,704	2,996	34,891	102,271
Capital expenditures	804	22,428	131	596	62,355	86,314
Successor
Fiscal 2011:
Net sales	$1,764,755	$636,303	$257,466	$205,903	$—	$2,864,427
Income (loss) from continuing operations	283,775	121,219	59,193	12,575	(239,441)	237,321
Depreciation and amortization	38,840	13,277	10,649	2,997	33,912	99,675
Capital expenditures	652	19,338	40	955	23,014	43,999

Predecessor
Fiscal 2010:
Net sales	$1,734,860	$543,364	$233,972	$193,641	$—	$2,705,837
Income (loss) from continuing operations	292,991	101,121	68,018	11,272	(118,129)	355,273
Depreciation and amortization	14,578	10,705	4,698	2,032	31,333	63,346
Capital expenditures	1,473	38,827	36	3,309	25,809	69,454

        Net sales by location of customer:

	Successor		Predecessor
	2012	2011	2010
United States	$1,922,549	$1,898,535	$1,870,622
United Kingdom	653,170	596,927	516,200
Canada	111,047	95,639	81,335
Netherlands	84,167	80,221	65,591
Ireland	33,341	33,774	24,567
Other foreign countries	195,459	159,331	147,522

Consolidated net sales	$2,999,733	$2,864,427	$2,705,837

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

21.    Segment Information (Continued)

        Long-lived assets—Property, plant and equipment

	2012	2011
United States	$358,648	$333,863
United Kingdom	113,929	103,760
Netherlands	10,101	7,635
Ireland	4,782	4,716
Canada	12,503	12,500
Other foreign countries	12,716	12,098

Consolidated long-lived assets	$512,679	$474,572

        Total assets by segment as of September 30, 2012 and 2011 are as follows:

	2012	2011
Wholesale	$2,531,145	$2,527,402
European Retail	864,231	853,717
Direct Response/E-Commerce	772,240	781,464
North American Retail	91,510	93,164
Corporate/Manufacturing	792,121	803,332
Assets of discontinued operations	—	40,191

Consolidated assets	$5,051,247	$5,099,270

        Approximately 31%, 32% and 29% of our net sales for the fiscal years ended September 30, 2012, 2011 and 2010, respectively, were denominated in currencies other than U.S. dollars, principally British pounds, euros and Canadian dollars. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of assets and total liabilities as of September 30, 2012 and 2011:

	2012	2011
Total Assets	25%	24%
Total Liabilities	5%	4%

22.    Condensed Consolidating Financial Statements of Guarantors of the Notes

        The 9% senior notes due 2018 were issued by NBTY and are guaranteed by each of its current and future direct and indirect subsidiaries, subject to certain exceptions. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

  (1)
  Condensed consolidating balance sheets as of September 30, 2012 and 2011, and statements of income and statements of cash flows for the fiscal years ended September 30, 2012, 2011 and 2010 of (a) NBTY, Inc., the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries, and (d) the Company on a consolidated basis, and

  (2)
  Elimination entries necessary to consolidate NBTY, Inc., the parent, with guarantor and non-guarantor subsidiaries.

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

22.    Condensed Consolidating Financial Statements of Guarantors of the Notes (Continued)

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

Successor
Condensed Consolidating Balance Sheet
As of September 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$183,661	$14,589	$116,886	$—	$315,136
Accounts receivable, net	—	130,281	29,814	—	160,095
Intercompany	1,106,055	—	257,151	(1,363,206)	—
Inventories	—	546,032	173,564	—	719,596
Deferred income taxes	—	25,609	633	—	26,242
Other current assets	6,000	28,997	29,329	—	64,326

Total current assets	1,295,716	745,508	607,377	(1,363,206)	1,285,395
Property, plant and equipment, net	61,640	297,009	154,030	—	512,679
Goodwill	—	813,187	407,128	—	1,220,315
Intangible assets, net	—	1,605,290	346,514	—	1,951,804
Other assets	—	85,860	1,194	—	87,054
Intercompany loan receivable	355,141	40,734	—	(395,875)	—
Investments in subsidiaries	2,913,403	—	—	(2,913,403)	—

Total assets	$4,625,900	$3,587,588	$1,516,243	$(4,672,484)	$5,057,247

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable	—	154,374	58,174	—	212,548
Intercompany	—	1,363,211	—	(1,363,211)	—
Accrued expenses and other current liabilities	13,751	111,489	65,112	—	190,352

Total current liabilities	13,751	1,629,074	123,286	(1,363,211)	402,900
Intercompany loan payable	—	—	395,870	(395,870)	—
Long-term debt, net of current portion	2,157,500	—	—	—	2,157,500
Deferred income taxes	717,959	—	8,447	—	726,406
Other liabilities	31,458	9,576	24,175	—	65,209

Total liabilities	2,920,668	1,638,650	551,778	(1,759,081)	3,352,015

Commitments and contingencies
Stockholder's Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,554,883	352,019	301,271	(653,290)	1,554,883
Retained earnings	168,943	1,596,919	664,157	(2,261,076)	168,943
Accumulated other comprehensive (loss)/income	(18,594)	—	(963)	963	(18,594)

Total stockholder's equity	1,705,232	1,948,938	964,465	(2,913,403)	1,705,232

Total liabilities and stockholder's equity	$4,625,900	$3,587,588	$1,516,243	$(4,672,484)	$5,057,247

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

22.    Condensed Consolidating Financial Statements of Guarantors of the Notes (Continued)

Successor
Condensed Consolidating Balance Sheet
As of September 30, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$261,098	$3,288	$128,949	$—	$393,335
Accounts receivable, net	—	112,841	25,190	—	138,031
Intercompany	1,454,068	—	111,471	(1,565,539)	—
Inventories	—	517,121	150,262	—	667,383
Deferred income taxes	—	23,706	634	—	24,340
Other current assets	—	31,615	24,523	—	56,138
Current assets of discontinued operations	—	—	15,018	—	15,018

Total current assets	1,715,166	688,571	456,047	(1,565,539)	1,294,245
Property, plant and equipment, net	46,507	287,356	140,709	—	474,572
Goodwill	—	813,315	398,884	—	1,212,199
Intangible assets, net	—	1,645,970	340,431	—	1,986,401
Other assets	—	106,622	58	—	106,680
Intercompany loan receivable	325,985	40,734	—	(366,719)	—
Investments in subsidiaries	2,609,651	—	—	(2,609,651)	—
Noncurrent assets of discontinued operations	—	—	25,173	—	25,173

Total assets	$4,697,309	$3,582,568	$1,361,302	$(4,541,909)	$5,099,270

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$17,500	$—	$—	$—	$17,500
Accounts payable	—	131,307	54,848	—	186,155
Intercompany	—	1,565,539	—	(1,565,539)	—
Accrued expenses and other current liabilities	11,262	123,242	51,673	—	186,177
Current liabilities of discontinued operations	—	—	4,714	—	4,714

Total current liabilities	28,762	1,820,088	111,235	(1,565,539)	394,546
Intercompany loan payable	—	—	366,718	(366,718)	—
Long-term debt, net of current portion	2,369,375	—	—	—	2,369,375
Deferred income taxes	742,968	—	7,630	—	750,598
Other liabilities	19,309	12,936	15,225	—	47,470
Noncurrent liabilities of discontinued operations	—	—	386	—	386

Total liabilities	3,160,414	1,833,024	501,194	(1,932,257)	3,562,375

Commitments and contingencies
Stockholder's Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,552,188	352,020	301,271	(653,291)	1,552,188
Retained earnings	22,472	1,397,524	572,993	(1,970,517)	22,472
Accumulated other comprehensive (loss)/income	(37,765)	—	(14,156)	14,156	(37,765)

Total stockholder's equity	1,536,895	1,749,544	860,108	(2,609,652)	1,536,895

Total liabilities and stockholder's equity	$4,697,309	$3,582,568	$1,361,302	$(4,541,909)	$5,099,270

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

22.    Condensed Consolidating Financial Statements of Guarantors of the Notes (Continued)

Successor
Condensed Consolidating Statement of Income
Year Ended September 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,173,443	$947,941	$(121,651)	$2,999,733

Costs and expenses:
Cost of sales	—	1,303,122	426,965	(121,651)	1,608,436
Advertising, promotion and catalog	—	134,076	30,222	—	164,298
Selling, general and administrative	77,156	431,047	324,426	—	832,629

	77,156	1,868,245	781,613	(121,651)	2,605,363

Income/(loss) from operations	(77,156)	305,198	166,328	—	394,370

Other income (expense):
Equity in income of subsidiaries	290,559	—	—	(290,559)	—
Intercompany interest	4,769	—	(4,769)	—	—
Interest	(158,584)	—	—	—	(158,584)
Miscellaneous, net	365	1,564	(2,932)	—	(1,003)

	137,109	1,564	(7,701)	(290,559)	(159,587)

Income from continuing operations before income taxes	59,953	306,762	158,627	(290,559)	234,783
(Benefit)/provision for income taxes	(86,518)	107,367	44,415	—	65,264

Income before discontinued operations	146,471	199,395	114,212	(290,559)	169,519

Loss from discontinued operations, net of income taxes	—	—	(23,048)	—	(23,048)

Net income	$146,471	$199,395	$91,164	$(290,559)	$146,471

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

22.    Condensed Consolidating Financial Statements of Guarantors of the Notes (Continued)

Successor
Condensed Consolidating Statement of Income
Year Ended September 30, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,129,211	$867,339	$(132,123)	$2,864,427

Costs and expenses:
Cost of sales	—	1,349,302	424,708	(132,123)	1,641,887
Advertising, promotion and catalog	—	120,882	31,139	—	152,021
Selling, general and administrative	73,315	404,659	310,745	—	788,719
Merger expenses	43,857	—	622	—	44,479

	117,172	1,874,843	767,214	(132,123)	2,627,106

Income/(loss) from operations	(117,172)	254,368	100,125	—	237,321

Other income (expense):
Equity in income of subsidiaries	227,054	—	—	(227,054)	—
Intercompany interest	10,608	—	(10,608)	—	—
Interest	(195,527)	—	(39)	—	(195,566)
Miscellaneous, net	(33)	4,977	(3,011)	—	1,933

	42,102	4,977	(13,658)	(227,054)	(193,633)

Income/(loss) from continuing operations before income taxes	(75,070)	259,345	86,467	(227,054)	43,688
(Benefit)/provision for income taxes	(104,989)	90,769	25,209	—	10,989

Income before discontinued operations	29,919	168,576	61,258	(227,054)	32,699

Loss from discontinued operations, net of income taxes	—	—	(2,780)	—	(2,780)

Net income	$29,919	$168,576	$58,478	$(227,054)	$29,919

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

22.    Condensed Consolidating Financial Statements of Guarantors of the Notes (Continued)

Predecessor
Condensed Consolidating Statement of Income
Year Ended September 30, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,067,065	$712,495	$(73,723)	$2,705,837

Costs and expenses:
Cost of sales	—	1,225,826	320,992	(73,723)	1,473,095
Advertising, promotion and catalog	—	112,827	23,936	—	136,763
Selling, general and administrative	74,129	355,011	265,663	—	694,803
Merger expenses	45,903	—	—	—	45,903

	120,032	1,693,664	610,591	(73,723)	2,350,564

Income/(loss) from operations	(120,032)	373,401	101,904	—	355,273

Other income (expense):
Equity in income of subsidiaries	308,889	—	—	(308,889)	—
Intercompany interest	8,754	—	(8,754)	—	—
Interest	(29,388)	—	(720)	—	(30,108)
Miscellaneous, net	123	4,445	(441)	—	4,127

	288,378	4,445	(9,915)	(308,889)	(25,981)

Income from continuing operations before income taxes	168,346	377,846	91,989	(308,889)	329,292
(Benefit)/provision for income taxes	(45,324)	132,245	27,349	—	114,270

Income before discontinued operations	213,670	245,601	64,640	(308,889)	215,022

Loss from discontinued operations, net of income taxes	—	—	(1,352)	—	(1,352)

Net income	$213,670	$245,601	$63,288	$(308,889)	$213,670

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

22.    Condensed Consolidating Financial Statements of Guarantors of the Notes (Continued)

Successor
Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Income from continuing operations	$146,471	$199,395	$91,164	$(290,559)	$146,471
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(290,559)	—	—	290,559	—
Impairments and disposals of assets, net	—	266	498	—	764
Loss from discontinued operations	—	—	23,048	—	23,048
Depreciation of property, plant and equipment	5,275	37,603	15,433	—	58,311
Amortization of intangible assets	—	40,680	3,280	—	43,960
Foreign currency translation gain	(12)	—	(277)	—	(289)
Stock-based compensation	2,482	72	126	—	2,680
Amortization of financing fees	14,411	—	—	—	14,411
Write off of financing fees	9,289	—	—	—	9,289
Allowance for doubtful accounts	—	297	—	—	297
Inventory reserves	—	(2,652)	—	—	(2,652)
Deferred income taxes	—	(23,852)	6,795	—	(17,057)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	(18,843)	(3,537)	—	(22,380)
Inventories	—	(28,139)	(16,651)	—	(44,790)
Other assets	—	2,066	(4,213)	—	(2,147)
Accounts payable	—	14,220	1,877	—	16,097
Accrued expenses and other liabilities	—	(14,924)	20,415	—	5,491
Intercompany accounts	279,288	(153,706)	(125,582)	—	—

Cash provided by operating activities of continuing operations	166,645	52,483	12,376	—	231,504

Cash provided by operating activities of discontinued operations	—	—	2,546	—	2,546

Net cash provided by operating activities	166,645	52,483	14,922	—	234,050

Cash flows from investing activities:
Purchase of property, plant and equipment	(20,287)	(41,182)	(24,845)	—	(86,314)
Net proceeds from sale of discontinued operations	515	—	—	—	515

Net cash used in investing activities of continuing operations	(19,772)	(41,182)	(24,845)	—	(85,799)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(224,325)	—	(5,050)	—	(229,375)
Proceeds from stock options exercised	15	—	—	—	15

Net cash used in financing activities	(224,310)	—	(5,050)	—	(229,360)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,839	—	1,839

Net (decrease) increase in cash and cash equivalents	(77,437)	11,301	(13,134)	—	(79,270)
Change in cash for discontinued operations	—	—	1,071	—	1,071
Cash and cash equivalents at beginning of year	261,098	3,288	128,949	—	393,335

Cash and cash equivalents at end of year	$183,661	$14,589	$116,886	$—	$315,136

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

22.    Condensed Consolidating Financial Statements of Guarantors of the Notes (Continued)

Successor
Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Income from continuing operations	$29,919	$168,576	$58,478	$(227,054)	$29,919
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(227,054)	—	—	227,054	—
Impairments and disposals of assets, net	—	1,555	549	—	2,104
Loss from discontinued operations	—	—	2,780	—	2,780
Depreciation of property, plant and equipment	4,840	36,211	14,538	—	55,589
Amortization of intangible assets	—	40,405	3,681	—	44,086
Foreign currency translation loss/(gain)	(331)	—	395	—	64
Stock-based compensation	1,506	179	103	—	1,788
Amortization of financing fees	15,076	—	—	—	15,076
Write off of financing fees	20,824	—	—	—	20,824
Allowance for doubtful accounts	—	5,468	—	—	5,468
Amortization of incremental inventory fair value	—	83,952	38,152	—	122,104
Inventory reserves	—	22,364	—	—	22,364
Deferred income taxes	—	(30,934)	—	—	(30,934)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	(10,132)	440	—	(9,692)
Inventories	—	(10,887)	(28,047)	—	(38,934)
Other assets	—	4,303	4,640	—	8,943
Accounts payable	—	25,261	2,840	—	28,101
Accrued expenses and other liabilities	—	(14,936)	18,018	—	3,082
Intercompany accounts	321,271	(297,364)	(23,907)	—	—

Cash provided by operating activities of continuing operations	166,051	24,021	92,660	—	282,732

Cash provided by operating activities of discontinued operations	—	—	1,905	—	1,905

Net cash provided by operating activities	166,051	24,021	94,565	—	284,637

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,652)	(17,443)	(24,904)	—	(43,999)
Cash paid for acquisitions	(3,983,806)	(3,196)	(807)	—	(3,987,809)

Cash used in investing activities of continuing operations	(3,985,458)	(20,639)	(25,711)	—	(4,031,808)

Cash used in investing activities of discontinued operations	—	—	(235)	—	(235)

Net cash used in investing activities	(3,985,458)	(20,639)	(25,946)	—	(4,032,043)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(13,125)	(429)	—	—	(13,554)
Payments for financing fees	(138,227)	—	—	—	(138,227)
Proceeds from borrowings	2,400,000	—	—	—	2,400,000
Capital contribution	1,550,400	—	—	—	1,550,400

Cash provided by (used in) financing activities of continuing operations	3,799,048	(429)	—	—	3,798,619

Cash used in financing activities of disontinued operations	—	—	(381)	—	(381)

Net cash provided by (used in) financing activities	3,799,048	(429)	(381)	—	3,798,238

Effect of exchange rate changes on cash and cash equivalents	—	335	(3,244)	—	(2,909)

Net (decrease) increase in cash and cash equivalents	(20,359)	3,288	64,994	—	47,923
Change in cash for discontinued operations	—	—	3,734	—	3,734
Cash and cash equivalents at beginning of year	281,457	—	60,221	—	341,678

Cash and cash equivalents at end of year	$261,098	$3,288	$128,949	$—	$393,335

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

22.    Condensed Consolidating Financial Statements of Guarantors of the Notes (Continued)

Predecessor
Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Income from continuing operations	$213,670	$245,601	$63,288	$(308,889)	$213,670
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(308,889)	—	—	308,889	—
Impairments and disposals of assets, net	—	10,033	384	—	10,417
Loss from discontinued operations	—	—	1,352		1,352
Depreciation of property, plant and equipment	4,909	30,548	12,048	—	47,505
Amortization of intangible assets	—	14,324	1,517		15,841
Foreign currency translation loss/(gain)	1,234	—	(192)	—	1,042
Stock-based compensation	21,865	617	627	—	23,109
Amortization of financing fees	1,412	—	—	—	1,412
Allowance for doubtful accounts	—	1,256	—	—	1,256
Inventory reserves	—	934	—	—	934
Deferred income taxes	—	(17,751)	4,751	—	(13,000)
Excess income tax benefit from exercise of stock options	(6,646)	—	—	—	(6,646)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	21,759	1,229	—	22,988
Inventories	—	(5,106)	(13,267)	—	(18,373)
Other assets	—	2,890	(6,645)	—	(3,755)
Accounts payable	—	(4,959)	22,109	—	17,150
Accrued expenses and other liabilities	—	39,131	12,977	—	52,108
Intercompany accounts	353,896	(317,852)	(36,044)	—	—

Cash provided by operating activities of continuing operations	281,451	21,425	64,134	—	367,010

Cash provided by operating activities of discontinued operations	—	—	4,742	—	4,742

Net cash provided by operating activities	281,451	21,425	68,876	—	371,752

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,829)	(21,279)	(46,346)	—	(69,454)
Proceeds from sale of investments	2,000	—	—	—	2,000
Cash paid for acquisitions, net of cash acquired	—	—	(14,200)	—	(14,200)

Cash provided by (used in) investing activities of continuing operations	171	(21,279)	(60,546)	—	(81,654)

Cash provided by investing activities of discontinued operations			(449)		(449)

Net cash provided by (used in) investing activities	171	(21,279)	(60,995)	—	(82,103)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(56,264)	(146)	—	—	(56,410)
Termination of interest rate swaps	(5,813)	—	—	—	(5,813)
Payments for financing fees	(1,524)	—	—	—	(1,524)
Excess income tax benefit from exercise of stock options	6,646	—	—	—	6,646
Proceeds from stock options exercised	10,621	—	—	—	10,621

Cash used in financing activities of continuing operations	(46,334)	(146)	—	—	(46,480)

Cash used in financing activities of discontinued operations	—	—	(747)	—	(747)

Net cash used in financing activities	(46,334)	(146)	(747)	—	(47,227)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,940)	—	(1,940)

Net increase in cash and cash equivalents	235,288	—	5,194	—	240,482
Change in cash for discontinued operations	—	—	2,350	—	2,350
Cash and cash equivalents at beginning of year	46,169	—	52,677	—	98,846

Cash and cash equivalents at end of year	$281,457	$—	$60,221	$—	$341,678

NBTY, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

23.    Quarterly Results of Operations (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for fiscal 2012 and 2011 (amounts may not equal fiscal year totals due to rounding):

	Quarter ended
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
Fiscal 2012:
Net sales	$715,209	$752,986	$782,316	$749,222
Gross profit	325,627	348,687	368,430	348,553
Income from continuing operations before income taxes	39,251	52,086	78,659	64,787
Income/(loss) from discontinued operations, net of taxes	674	(768)	(13,925)	(9,029)
Net income	27,083	34,193	41,239	43,956

	Quarter ended
	December 31, 2010(1)(2)	March 31, 2011(1)	June 30, 2011(1)	September 30, 2011
Fiscal 2011:
Net sales	$713,192	$684,261	$740,897	$726,077
Gross profit	215,487	316,386	354,119	336,548
Income/(loss) from continuing operations before income taxes	(86,086)	(2,777)	80,986	51,565
Income/(loss) from discontinued operations, net of taxes	1,428	(1,590)	(668)	(1,950)
Net income/(loss)	(63,436)	(20,161)	75,628	37,889

(1)
Includes merger expenses of $38,874, $4,991, and $614 in the quarters ended December 31, 2010, March 31, 2011 and June 30, 2011, respectively, relating to the Merger. (See Note 3 for additional information.)

(2)
Includes an increase in cost of sales of $122,104 relating to an increase in acquired inventory to its fair value as required under acquisition accounting relating to the Merger.

24.    Subsequent Events

        On November 26, 2012, we acquired all of the outstanding shares of Balance Bar Company, a company that manufactures and markets nutritional bars, for a purchase price of $78,000 of cash, subject to certain post-closing adjustments. We used funds drawn from the revolving portion of our senior secured credit facilities to finance this acquisition.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NBTY, Inc.:

In our opinion, the statements of operations, stockholders' deficit and cash flows present fairly, in all material respects, the results of operations and cash flows of Alphabet Merger Sub, Inc. for the period from May 11, 2010 (date of inception) to September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

Alphabet Merger Sub, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)

1.    Background and Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying financial statements reflect the results of operations and cash flows of Alphabet Merger Sub,  Inc. ("we," "our," "us," "Merger Sub" or the "Company") for the period May 11, 2010 (date of inception) to September 30, 2010.

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

SCHEDULE II
NBTY, INC.
Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Successor:
Fiscal year ended September 30, 2012:
Inventory reserves	$22,364	$(2,652)	$—	$—		$19,712
Allowance for doubtful accounts	$5,376	$297	$—	$(429)		$5,244
Promotional program incentive allowance	$74,593	$307,371	$—	$(310,119)		$71,845
Allowance for sales returns	$10,793	$28,333	$—	$(28,766	)(b)	$10,360
Valuation allowance for deferred tax assets	$15,404	$1,240	$—	$(1,777)		$14,867
Successor:
Fiscal year ended September 30, 2011:
Inventory reserves	$—	$22,364	$—	$—		$22,364
Allowance for doubtful accounts	$—	$5,376	$—	$—		$5,376
Promotional program incentive allowance	$56,968	$292,298	$—	$(274,673)		$74,593
Allowance for sales returns	$9,457	$27,562	$—	$(26,226	)(b)	$10,793
Valuation allowance for deferred tax assets	$14,618	$1,105	$—	$(319)		$15,404
Predecessor:
Fiscal year ended September 30, 2010:
Inventory reserves	$24,097	$934	$—	$—		$25,031
Allowance for doubtful accounts	$3,723	$1,256	$822	$(226	)(a)	$5,575
Promotional program incentive allowance	$49,071	$244,985	$—	$(237,088)		$56,968
Allowance for sales returns	$11,707	$25,203	$—	$(27,453	)(b)	$9,457
Valuation allowance for deferred tax assets	$13,063	$1,897	$—	$(342)		$14,618

(a)
Uncollectible accounts written off.

(b)
Represents actual product returns.

S-1