Form 10-Q
period 2012-12-31
NBTY INC
filed 2013-02-01
CIK 70793

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
or
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        The number of shares of common stock outstanding as of January 31, 2013 was 1,000.

NBTY, Inc.
INDEX

PART I
Item 1. Financial Statements

NBTY, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	December 31, 2012	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$120,588	$315,136
Accounts receivable, net	201,444	160,095
Inventories	710,452	719,596
Deferred income taxes	26,130	26,242
Other current assets	66,428	64,326

Total current assets	1,125,042	1,285,395
Property, plant and equipment, net	531,629	512,679
Goodwill	1,255,919	1,220,315
Intangible assets, net	2,000,618	1,951,804
Other assets	76,720	87,054

Total assets	$4,989,928	$5,057,247

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$211,503	$212,548
Accrued expenses and other current liabilities	173,625	190,352

Total current liabilities	385,128	402,900
Long-term debt	2,227,500	2,157,500
Deferred income taxes	754,110	726,406
Other liabilities	66,410	65,209

Total liabilities	3,433,148	3,352,015

Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par; one thousand shares authorized, issued and outstanding	—	—
Capital in excess of par	1,555,187	1,554,883
Retained earnings	20,158	168,943
Accumulated other comprehensive loss	(18,565)	(18,594)

Total stockholders' equity	1,556,780	1,705,232

Total liabilities and stockholders' equity	$4,989,928	$5,057,247

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(in thousands)

	Three months ended December 31, 2012	Three months ended December 31, 2011
Net sales	$789,227	$715,209

Costs and expenses:
Cost of sales	428,749	389,582
Advertising, promotion and catalog	35,844	36,931
Selling, general and administrative	219,509	202,023

Total costs and expenses	684,102	628,536

Income from operations	105,125	86,673

Other income (expense):
Interest	(37,132)	(49,200)
Miscellaneous, net	447	1,778

Total other expense	(36,685)	(47,422)

Income from continuing operations before income taxes	68,440	39,251
Provision for income taxes on continuing operations	23,269	12,842

Income from contining operations	45,171	26,409
Income from discontinued operations, net of income taxes	—	674

Net income	45,171	27,083

Other comprehensive income, net of income taxes:
Foreign currency translation adjustment, net of income taxes	(695)	(9,309)
Change in fair value of interest rate and cross currency swaps, net of income taxes	724	855

Comprehensive income	$45,200	$18,629

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended December 31, 2012	Three months ended December 31, 2011
Cash flows from operating activities:
Net income	$45,171	$27,083
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Impairments and disposals of assets	719	79
Discontinued operations	—	(674)
Depreciation of property, plant and equipment	12,290	14,343
Amortization of intangible assets	11,101	11,022
Foreign currency transaction gain	(242)	(1,440)
Amortization of deferred financing fees	3,902	3,878
Write-off of deferred financing fees	—	9,289
Stock-based compensation	304	881
Allowance for doubtful accounts	48	387
Inventory reserves	694	1,182
Deferred income taxes	938	(2,000)
Changes in operating assets and liabilities:
Accounts receivable	(38,613)	(9,159)
Inventories	17,465	(29,745)
Other assets	1,428	3,992
Accounts payable	(70)	2,678
Accrued expenses and other liabilities	(15,494)	(36,440)

Cash provided by (used in) operating activities of continuing operations	39,641	(4,644)

Cash used in operating activities of discontinued operations	—	981

Net cash provided by (used in) operating activities	39,641	(3,663)

Cash flows from investing activities:
Purchase of property, plant and equipment	(33,518)	(12,067)
Proceeds from sale of building	7,548	—
Cash paid for acquisitions, net of cash acquired	(78,089)	—

Cash used in investing activities of continuing operations	(104,059)	(12,067)

Cash used in investing activities of discontinued operations	—	(7)

Net cash used in investing activities	(104,059)	(12,074)

Cash flows from financing activities:
Principal payments under long-term debt agreements	—	(229,375)
Proceeds from borrowings under the revolver	80,000	—
Paydowns of debt under the revolver	(10,000)	—
Payments for financing fees	(6,121)	—
Dividends paid	(193,956)	—

Cash used in financing activities of continuing operations	(130,077)	(229,375)

Cash used in financing activities of discontinued operations	—	—

Net cash used in financing activities	(130,077)	(229,375)

Effect of exchange rate changes on cash and cash equivalents	(53)	(1,188)

Net decrease in cash and cash equivalents	(194,548)	(246,300)
Change in cash for discontinued operations	—	(1,812)
Cash and cash equivalents at beginning of period	315,136	393,335

Cash and cash equivalents at end of period	$120,588	$145,223

Non-cash investing and financing information:
Property, plant and equipment additions included in accounts payable	$9,273	$2,584

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands)

1. Basis of Presentation

        We have prepared these financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") applicable to interim financial information and on a basis that is consistent with the accounting principles applied in our audited financial statements for the fiscal year ended September 30, 2012, including the notes thereto (our "2012 Financial Statements") included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 ("2012 Annual Report"). In our opinion, these financial statements reflect all adjustments (including normal recurring items) necessary for a fair presentation of our results for the interim periods presented. These financial statements do not include all information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Accordingly, these financial statements should be read in conjunction with the 2012 Financial Statements. Results for interim periods are not necessarily indicative of results which may be achieved for a full year.

        On October 1, 2010, pursuant to an Agreement and Plan of Merger dated as of July 15, 2010, among NBTY, Inc. ("NBTY" or the "Company"), Alphabet Holding Company, Inc., a Delaware corporation ("Holdings") formed by an affiliate of TC Group, L.L.C. (d/b/a The Carlyle Group ("Carlyle")), and Alphabet Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Holdings ("Merger Sub"), formed solely for the purpose of entering into the Merger, Merger Sub merged with and into NBTY with NBTY as the surviving corporation (also referred to herein as the "Merger" or the "Acquisition"). As a result of the Merger, NBTY became a wholly owned subsidiary of Holdings.

        Effective October 1, 2012, we reorganized our segments to better align them with how we currently review operating results for the purposes of allocating resources and managing performance. After this reorganization, we continue to have four reportable segments as follows: 1) Wholesale, 2) European Retail, 3) Direct Response/E-Commerce and 4) North American Retail. In accordance with ASC 280, Segment Reporting, we have reclassified all prior period amounts to conform to this new reportable segment presentation. The reclassification of prior period amounts did not have a material impact on the Company's financial statements. (See Note 12 for additional information on our segment presentation.)

        Effective July 2, 2012, Julian Graves Limited was placed into administration under the laws of the United Kingdom and Wales, and this former subsidiary is reported as discontinued operations in the accompanying financial statements. During the course of the administration, attempts to sell the business were unsuccessful and the operations were wound down by the end of August 2012. All amounts related to discontinued operations are excluded from the notes to consolidated financial statement unless otherwise indicated. See Note 2 for additional information about discontinued operations. The operations of this subsidiary were previously reported in the European Retail segment.

        Effective August 31, 2012, we sold certain assets and liabilities of Le Naturiste, Inc., and have reported this former subsidiary as discontinued operations in the accompanying financial statements. All amounts related to discontinued operations are excluded from the notes to consolidated financial statement unless otherwise indicated. See Note 2 for additional information about discontinued operations. The operations of this subsidiary were previously reported in the Vitamin World segment.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

1. Basis of Presentation (Continued)

Estimates

        The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These judgments can be subjective and complex, and consequently actual results could differ materially from those estimates and assumptions. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our most significant estimates include: sales returns, promotions and other allowances; inventory valuation and obsolescence; valuation and recoverability of long-lived assets; stock-based compensation; income taxes; accruals for the outcome of current litigation; and purchase price allocation for acquisitions.

Accounts Receivable Reserves

        Accounts receivable are presented net of the following reserves:

	December 31, 2012	September 30, 2012
Allowance for sales returns	$10,472	$10,360
Promotional programs incentive allowance	87,089	71,845
Allowance for doubtful accounts	5,341	5,244

	$102,902	$87,449

Reclassification

        In accordance with ASC 280, Segment Reporting, we have reclassified all prior period amounts to conform to our new reportable segment presentation. The reclassification of prior period amounts did not have a material impact on the Company's financial statements.

2. Discontinued Operations

Julian Graves

        On July 2, 2012, in accordance with the provisions of the United Kingdom Insolvency Act of 1986 and pursuant to a resolution of the board of directors of Julian Graves Limited, a company organized under the laws of the United Kingdom and Wales (the "UK Debtor") and an indirect, wholly-owned subsidiary of the Company, representatives from Deloitte LLP (the "Administrators") were appointed as administrators in respect of the UK Debtor (the "UK Administration"). The UK Administration, which was limited to the UK Debtor, was initiated in response to continuing operating losses of the UK Debtor and their related impact on the Company's cash flows. The effect of the UK Debtor's entry into administration was to place the management, affairs, business and property of the UK Debtor under

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

2. Discontinued Operations (Continued)

the direct control of the Administrators. The Administrators have wound the operations down and the final settlement is pending.

        The results of the Julian Graves business included in discontinued operations for the three months ended December 31, 2011 are summarized in the following table.

2011
Net sales	$18,686
Operating income, before income taxes	1,423
Income tax expense	498
Net income	925

Le Naturiste

        On August 31, 2012 we sold certain assets and liabilities of our subsidiary Le Naturiste, Inc. for a net sales price of $1,600. The results of the Le Naturiste business included in discontinued operations for the three months ended December 31, 2011 are summarized in the following table:

2011
Net sales	$4,779
Operating loss, before income taxes	(251)
Income tax benefit	—
Net loss	(251)

        On January 18, 2013, we received a notice of direct indemnity claim from the purchasers of the assets of Le Naturiste claiming damages for breach of certain representations and warranties included in the related asset purchase agreement. We are currently in the process of investigating these claims.

3. Acquisitions

        On November 26, 2012, we acquired all of the outstanding shares of Balance Bar Company (Balance Bar"), a company that markets and distributes nutritional bars, for a purchase price of $78,132 of cash, subject to certain post-closing adjustments. We used funds drawn from the revolving portion of our senior credit facilities to finance this acquisition.

        The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of the acquisition. The following allocation of the purchase price is preliminary and based on information available to the Company's management at the time the consolidated financial statements were prepared. Accordingly, the allocation is subject

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

3. Acquisitions (Continued)

to change and the impact of such changes could be material. The allocation of the purchase price is as follows:

Cash consideration	$78,132

Allocated to:
Cash and cash equivalents	43
Accounts receivable	3,485
Inventories	8,672
Prepaids and other current assets	152
Property, plant, and equipment	53
Intangibles	59,000
Other assets	36
Accounts payable	(2,751)
Accrued expenses and other current liabilities	(167)
Deferred income taxes	(23,581)

Net assets acquired	$44,942

Goodwill	$33,190

        The fair values of the net assets acquired were determined using discounted cash flow analyses and estimates made by management with the assistance of independent valuation specialists. The purchase price was allocated to intangible assets as follows: approximately $33,190 to goodwill, which is non-amortizable under generally accepted accounting principles and is not deductible for income tax purposes, approximately $29,000 to tradenames, which are amortizable over thirty years and approximately $30,000 to customer relationships, which are amortizable over twenty-two years. Amortization of the acquired intangible assets is not deductible for income tax purposes. The acquisition of Balance Bar is expected to expand our operations in the Wholesale markets in the production and distribution of nutritional bars. Additionally, we believe that we can achieve operating expense synergies with the integration of Balance Bar into our corporate structure, which is the driver behind the excess of the purchase price paid over the value of the assets and liabilities acquired.

        Results since the acquisition to date and pro forma financial information with respect to Balance Bar has not been provided as this acquisition was not considered material to our operations.

4. Inventories

        The components of inventories are as follows:

	December 31, 2012	September 30, 2012
Raw materials	$171,188	$169,735
Work-in-process	19,019	20,637
Finished goods	520,245	529,224

Total	$710,452	$719,596

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

5. Goodwill and Intangible Assets

        The change in the carrying amount of goodwill by segment for the three months ended December 31, 2012 is as follows:

	Wholesale	European Retail	Puritan's Pride	Vitamin World	Consolidated
Balance at September 30, 2012	$613,561	$281,025	$317,985	$7,744	$1,220,315
Acquisitions	33,190	—	—	—	33,190
Reassignment of goodwill(1)	—	35,000	(53,000)	18,000	—
Foreign currency translation	(731)	3,145	—	—	2,414

Balance at December 31, 2012	$646,020	$319,170	$264,985	$25,744	$1,255,919

(1)
Goodwill was reassigned based on the relative fair values of the elements transferred and the elements remaining in the respective segment. (See Note 12)

        The carrying amounts of acquired other intangible assets for the periods indicated are as follows:

	December 31, 2012		September 30, 2012
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite lived intangible assets:
Brands and customer relationships	$915,757	$86,608	$885,866	$76,893
Tradenames and other	181,342	12,121	151,745	10,686

	1,097,099	98,729	1,037,611	87,579
Indefinite lived intangible assets:
Tradenames	1,002,248	—	1,001,772	—

Total intangible assets	$2,099,347	$98,729	$2,039,383	$87,579

        Aggregate amortization expense of definite lived intangible assets included in the consolidated statements of income in selling, general and administrative expenses in the three months ended December 31, 2012, and 2011 was approximately $11,101 and $11,022, respectively.

        Assuming no changes in our intangible assets, estimated amortization expense for each of the five succeeding years will be approximately $46,000 per year.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Long-Term Debt

        The components of long-term debt are as follows:

	December 31, 2012	September 30, 2012
Senior Credit Facilities:
Term loan B-1	$1,507,500	$1,507,500
Revolving credit facility	70,000	—
Notes	650,000	650,000

	2,227,500	2,157,500
Less: current portion	—	—

Total	$2,227,500	$2,157,500

Senior credit facilities

        On October 1, 2010 (the "Closing Date"), we entered into our senior secured credit facilities (the "senior credit facilities") consisting of a $250,000 revolving credit facility, a $250,000 term loan A and a $1,500,000 term loan B. The term loan facilities were used to fund, in part, the Acquisition.

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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Long-Term Debt (Continued)

        On October 17, 2012, Holdings, our parent company, issued $550,000 in aggregate principal amount of 7.75%/8.50% contingent cash pay senior notes ("Holdco Notes") that mature on November 1, 2017. Interest on the Holdco Notes will accrue at the rate of 7.75% per annum with respect to cash interest and 8.50% per annum with respect to any paid-in-kind interest ("PIK Interest"). Interest on the Holdco Notes will be payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. Holdings is a holding company with no operations and has no ability to service interest or principal on the Holdco Notes, other than through dividends it may receive from NBTY. NBTY is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indenture governing the Notes (as defined below) and the senior secured credit facility. NBTY has not guaranteed the indebtedness of Holdings, nor pledged any of its assets as collateral, and the Holdco Notes are not reflected in NBTY's financial statements. The proceeds from the offering of the Holdco Notes, along with $200,000 of cash on hand from NBTY, as described below, were used to pay transaction fees and expenses and a $722,000 dividend to Holdings' shareholders.

        On October 11, 2012 we amended our credit agreement to allow Holdings, our parent company, to issue the Holdco Notes. In addition, among other things, the amendment (i) increased the general restricted payments basket, (ii) increased the maximum total leverage ratio test which governs the making of restricted payments using Cumulative Credit (as defined in the credit agreement) and (iii) modified the definition of Cumulative Credit so that it conforms to the builder basket used in NBTY's indenture governing the Notes. Interest on the Holdco Notes will be paid via dividends from NBTY to Holdings, to the extent that it is permitted under our credit agreement. Expenses of $6,121 related to the amendment were capitalized as a deferred financing cost and will be amortized using the effective interest method. In conjunction with the amendment, we paid Holdings a dividend of $193,956 in October 2012.

        In November 2012, we drew $80,000 from the revolving portion of our senior credit facilities to finance the acquisition of Balance Bar. In December of 2012, we repaid $10,000 of this balance.

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

        We must make additional prepayments on term loan B-1 with the net cash proceeds of certain asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under our senior credit facilities unless specifically incurred to refinance a portion of our senior credit facilities) and 50% of excess cash flow (such percentage subject

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Long-Term Debt (Continued)

to reduction based on achievement of a certain total senior secured leverage ratio), in each case, subject to certain reinvestment rights and other exceptions. We are also required to make prepayments under our revolving credit facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under the revolving credit facility exceeds the aggregate amount of commitments in respect of the revolving credit facility.

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

        Our senior credit facilities contain customary negative covenants, including, but not limited to, restrictions on our and our restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, amend organizational documents, or change our line of business or fiscal year. We were in compliance with all covenants under the senior credit facilities at December 31, 2012. In addition, our senior credit facilities require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility, including swingline loans and letters of credit. We are in compliance with the total senior secured ratio at December 31, 2012. All other negative financial covenants in the original senior credit facility were removed as part of the Refinancing.

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

Notes

        On October 1, 2010, NBTY issued $650,000 in aggregate principal amount of senior notes bearing interest at 9% in a private placement. On August 2, 2011, these privately placed notes were exchanged for substantially identical notes that were registered under the Securities Act of 1933, as amended, and therefore are freely tradable (the privately placed notes and such registered notes exchanged therefor, the "Notes"). The Notes are senior unsecured obligations and mature on October 1, 2018. Interest on the Notes is paid on April 1 and October 1 of each year, and commenced on April 1, 2011.

        On and after October 1, 2014, we may redeem the Notes, at our option, in whole at any time or in part from time to time, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest and additional interest, if any, to the redemption date

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Long-Term Debt (Continued)

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

        The Notes are jointly and severally irrevocably and unconditionally guaranteed by each of our subsidiaries that is a guarantor under the credit agreement. The Notes are uncollateralized and rank senior in right of payment to existing and future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment to our and our subsidiary guarantors' senior unsecured debt, and are effectively junior to any of our or our subsidiary guarantors' secured debt, to the extent of the value of the collateral securing such debt. The Notes contain certain customary covenants including, but not limited to, restrictions on our and our restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, or pay dividends. We were in compliance with all covenants under the Notes at December 31, 2012.

Holdco Notes

        Interest on the Holdco Notes shall be payable entirely in cash ("Cash Interest") to the extent that it is less than the maximum amount of allowable dividends and distributions plus any cash at Holdings ("Applicable Amount") as defined by the indenture governing the Holdco Notes. For any interest period after May 1, 2013 (other than the final interest period ending at stated maturity), if the Applicable Amount as for such interest period will be:

            (i)  equal or exceed 75%, but be less than 100%, of the aggregate amount of Cash Interest that would otherwise be due on the relevant interest payment date, then Holdings may, at its option, elect to pay interest on (a) 25% of the then outstanding principal amount of the Holdco Notes by increasing the principal amount of the outstanding Holdco Notes or by issuing payment in kind notes ("PIK Notes") in a principal amount equal to such interest ("PIK Interest") and (b) 75% of the then outstanding principal amount of the Holdco Notes as Cash Interest;

           (ii)  equal or exceed 50%, but be less than 75%, of the aggregate amount of Cash Interest that would otherwise be due on the relevant interest payment date, then Holdings may, at its

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Long-Term Debt (Continued)

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

        As described above, Holdings ability to pay PIK Interest depends on the calculation of the Applicable Amount regardless of the availability of cash at Holdings.

        The initial interest payment of the Holdco Notes is payable in cash.

        As part of the offering of the Holdco Notes, Holdings entered into a registration rights agreement which requires Holdings to file a registration statement with the Securities and Exchange Commission to offer to exchange the outstanding Holdco Notes for a like principal amount of exchange notes in a registered offering within 270 days after October 17, 2012, and for Holdings to use its commercially reasonable efforts to consummate the exchange offer within 360 days after October 17, 2012.

7. Litigation Summary

Stock Purchases

        On May 11, 2010, a putative class-action, captioned John F. Hutchins v. NBTY, Inc., et al, was filed in the United States District Court, Eastern District of New York, against NBTY and certain current and former officers, claiming that the defendants made false material statements, or concealed adverse material facts, for the purpose of causing members of the class to purchase NBTY stock at allegedly artificially inflated prices. An amended complaint, seeking unspecified compensatory damages, attorneys' fees and costs, was served on February 1, 2011. The Company moved to dismiss the amended complaint on March 18, 2011 and that motion was denied on March 6, 2012. On September 28, 2012, the court set a January 22, 2013 trial date. On November 12, 2012, at a mediation, the parties reached an agreement in principle, subject to agreement on settlement documentation and court approval, which is expected in the second fiscal quarter ending March 31, 2013, to settle the claims for $6 million, to be paid from insurance proceeds.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Litigation Summary (Continued)

Glucosamine-Based Dietary Supplements

        Beginning in June 2011, certain putative class actions have been filed in various jurisdictions against the Company, its subsidiary Rexall Sundown, Inc. ("Rexall"), and/or other companies as to which there may be a duty to defend and indemnify, challenging the marketing of glucosamine-based dietary supplements, under various states' consumer protection statutes. The lawsuits against the Company and its subsidiaries are: Cardenas v. NBTY, Inc. and Rexall Sundown, Inc. (filed June 14, 2011) in the United States District Court for the Eastern District of California, on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus punitive damages and injunctive relief); and Jennings v. Rexall Sundown, Inc. (filed August 22, 2011 in the United States District Court for the District of Massachusetts, on behalf of a putative class of Massachusetts consumers seeking unspecified trebled compensatory damages), as well as other cases in California and Illinois against certain wholesale customers as to which the Company may have certain indemnification obligations. The cases are in various stages of discovery, except that in one of the Illinois cases, a motion to dismiss was granted with leave to appeal. The Jennings case is trial ready for a trial of limited issues and a settlement conference is scheduled for early February 2013. Settlement discussions to resolve the cases on a national level are ongoing but the Company is unable to determine on whether settlement efforts ultimately will be successful. The Company continues to dispute the allegations and intends to vigorously defend these actions. At this time, however, no determination can be made as to the ultimate outcome of the litigation or an estimate of possible loss or range of loss, if any, on the part of any of the defendants.

Claims in the Ordinary Course

        In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability, false advertising, intellectual property and Proposition 65 claims) arise from time to time in the ordinary course of our business. We believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on our consolidated financial condition, cash flows or results of operations, if adversely determined against us.

8. Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2028. Therefore, our overall effective income tax rate could vary as a result of these factors.

        The effective income tax rate for the three months ended December 31, 2012 and 2011 was 34.0% and 32.7%, respectively. Our effective tax rate is lower than the Federal statutory rate generally due to our mix of domestic and foreign income and the partial reinvestment of foreign earnings in fiscal 2013 and 2012.

        We accrue interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods. At December 31, 2012, we had $1,501 and $700 accrued for the potential payment of interest and penalties, respectively. As of December 31, 2012, we

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

8. Income Taxes (Continued)

were subject to U.S. federal income tax examinations for the tax years 2007-2012, and to non-U.S. examinations for the tax years of 2006-2012. In addition, we are generally subject to state and local examinations for fiscal years 2008-2012.

        The Company is under an Internal Revenue Service ("IRS") examination for tax years 2007-2010. Among other issues, the IRS has questioned the values used by the Company to transfer product and provide services to an international subsidiary. The Company believes it has appropriately valued such product transfers and services and intends to continue to support this position as the IRS examination progresses.

        At December 31, 2012, we had a liability of $13,401 for unrecognized tax benefits, the recognition of which would have an effect of $10,493 on income tax expense and the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

9. Fair Value of Financial Instruments

        GAAP establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

        The following table summarizes liabilities measured at fair value on a recurring basis at December 31, 2012:

Assets (liabilities):	Level 1	Level 2	Level 3
Current:
Interest rate swaps (included in other current liabilities)	$—	$(7,257)	$—
Cross currency swaps (included in other current liabilities)	$—	$—	$(3,885)
Non-current:
Interest rate swaps (included in other liabilities)	$—	$(4,141)	$—
Cross currency swaps (included in other liabilities)	$—	$—	$(21,993)

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

9. Fair Value of Financial Instruments (Continued)

        The following table summarizes liabilities measured at fair value on a recurring basis at September 30, 2012:

Assets (liabilities):	Level 1	Level 2	Level 3
Current:
Interest rate swaps (included in other current liabilities)	$—	$(7,751)	$—
Cross currency swaps (included in other current liabilities)	$—	$—	$(3,818)
Non-current:
Interest rate swaps (included in other liabilities)	$—	$(5,777)	$—
Cross currency swaps (included in other liabilities)	$—	$—	$(21,044)

        The Company's swap contracts are measured at fair value based on a market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Although non-performance risk of the Company and the counterparty is present in all swap contracts and is a component of the estimated fair values, we do not view non-performance risk to be a significant input to the fair value for the interest rate swap contracts. However, with respect to our cross currency swap contracts, we believe that non-performance risk is higher; therefore the Company classifies these swap contracts as "Level 3" in the fair value hierarchy and, accordingly, records estimated fair value adjustments based on internal projections and views of those contracts. The performance risk for the cross currency swap contracts as a percentage of the unadjusted liabilities ranged from 14.1% to 17.0% (15.4% weighted average).

        The following table shows the Level 3 activity related to our cross currency swaps for the three months ended December 31, 2012 and 2011:

	Three months ended December 31, 2012	Three months ended December 31, 2011
Beginning balance:	$(24,862)	$(11,126)
Unrealized loss on cross currency swaps	(1,016)	(141)

Ending balance:	$(25,878)	$(11,267)

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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

9. Fair Value of Financial Instruments (Continued)

Each swap contract has an initial notional amount of $333,333 (for a total of one billion dollars), with a fixed interest rate of 1.92% for a four-year term. The notional amount of each swap decreased to $266,666 in December 2012, decreases to $166,666 in December 2013 and has a maturity date of December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior credit facilities are swapped for fixed interest payments. These interest rate swap contracts were designated as a cash flow hedge of the variable interest payments on a portion of our term loan debt. Hedge effectiveness will be assessed based on the overall changes in the fair value of the interest rate swap contracts. Any potential ineffectiveness is measured using the hypothetical derivative method. Any ineffectiveness is recognized in current earnings. Hedge ineffectiveness from inception to December 31, 2012 was insignificant.

Cross Currency Swaps

        To manage the potential exposure from adverse changes in currency exchange rates, specifically the British pound, arising from our net investment in British pound denominated operations, we entered into three cross currency swap contracts in December 2010, to hedge a portion of the net investment in our British pound denominated foreign operations. The aggregate notional amount of the swap contracts is £194,200 (approximately $300,000), with a forward rate of 1.565, and a termination date of September 30, 2017.

        These cross currency contracts were designated as a net investment hedge to the net investment in our British pound denominated operations. Hedge effectiveness is assessed based on the overall changes in the fair value of the cross currency swap contracts. Any potential hedge ineffectiveness is measured using the hypothetical derivative method and is recognized in current earnings. Hedge ineffectiveness for the three months ended December 31, 2012 and 2011 was $ 64 and $0, respectively.

        The following table shows the effect of the Company's derivative instruments designated as cash flow and net investment hedging instruments for the three months ended December 31, 2012:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three months ended December 31, 2012	Three months ended December 31, 2012	Three months ended December 31, 2011	Three months ended December 31, 2011
Cash Flow Hedges:
Interest rate swaps	$(1,031)	$(2,339)	$(1,408)	$(2,344)
Net Investment Hedges:
Cross currency swaps	(584)	—	(81)	—

Total	$(1,615)	$(2,339)	$(1,489)	$(2,344)

Notes

        The fair value of the Notes was based on quoted market prices (Level 2), was $742,625 at December 31, 2012.

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

        The following customers accounted for the following percentages of the Wholesale segment's net sales and our consolidated net sales for the three months ended December 31, 2012 and 2011, respectively:

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Three months ended December 31, 2012	Three months ended December 31, 2011	Three months ended December 31, 2012	Three months ended December 31, 2011
Customer A	22%	24%	14%	15%
Customer B	13%	13%	8%	8%
Customer C	10%	5%	7%	3%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace that customer.

        The following customers accounted for the following percentages of the Wholesale segment's gross accounts receivable as of December 31, 2012 and September 30, 2012, respectively:

	December 31, 2012	September 30, 2012
Customer A	17%	18%
Customer B	13%	11%
Customer C	13%	10%

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Related Party Transactions

Consulting Agreement—Carlyle

        In connection with the Acquisition, we entered into a consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. Under this agreement, subject to certain conditions, we expect to pay an annual consulting fee to Carlyle of $3,000; we reimburse them for their out-of-pocket expenses, and we pay them additional fees associated with other future transactions. For each of the three months ended December 31, 2012 and 2011, these fees totaled $750 and are recorded in selling, general and administrative expenses.

12. Segment Information

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

        Effective October 1, 2012, we reorganized our segments to better align them with how we currently review operating results for the purposes of allocating resources and managing performance. After this reorganization, we continue to have four reportable segments as follows: 1) Wholesale, 2) European Retail, 3) Direct Response/E-Commerce and 4) North American Retail. In accordance with ASC 280, Segment Reporting, we have reclassified all prior period amounts to conform to our new reportable segment presentation. The reclassification of prior period amounts did not have a material impact on the Company's financial statements, and were as follows:

  •
  The European Retail Segment now includes the results of the European direct response/e-commerce business, which was previously reported in the Direct Response/E-Commerce segment.

  •
  The North American Retail segment now includes the results of Vitamin World's e-commerce business, which was previously reported in the Direct Response/E-Commerce segment.

        All of our products fall into one or more of these four segments:

  •
  Wholesale—This segment sells products under various brand names and third-party private labels, each targeting specific market groups which include virtually all major mass merchandisers, club stores, drug store chains and supermarkets. This segment also sells products to independent pharmacies, health food stores, the military and other retailers.

  •
  European Retail—This segment generates revenue through its 702 Holland & Barrett stores (including fourteen franchised stores in Singapore, ten franchised stores in China, seven franchised stores in United Arab Emirates, six franchised stores in Cyprus, four franchised stores in Malta and one franchised store in each of Gibraltar and Iceland), 56 GNC (UK) stores in the

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

12. Segment Information (Continued)

    U.K., 116 De Tuinen stores (including ten franchised locations) in the Netherlands and 43 Nature's Way stores in Ireland, as well as internet based sales from www.hollandandbarret.com, www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and internet under the Puritan's Pride tradename. Catalogs are strategically mailed to customers who order by mail, internet or by phone.

  •
  North American Retail—This segment generates revenue through its 426 owned and operated Vitamin World stores selling proprietary brand and third-party products, as well as internet based sales from www.vitaminworld.com.

        The following table represents key financial information of our business segments:

	Wholesale	European Retail	Direct Response/ E-Commerce	North American Retail	Corporate/ Manufacturing	Consolidated
Three months ended December 31, 2012:
Net sales	$494,204	$178,983	$58,685	$57,355	$—	$789,227
Income (loss) from continuing operations	69,926	39,984	12,249	5,882	(59,601)	68,440
Depreciation and amortization	9,629	3,743	2,504	630	6,885	23,391
Capital expenditures	174	8,108	112	757	24,367	33,518
Three months ended December 31, 2011:
Net sales	$444,371	$165,125	$51,753	$53,960	$—	$715,209
Income (loss) from continuing operations	60,955	30,981	9,691	4,937	(67,313)	39,251
Depreciation and amortization	9,907	3,463	2,659	733	8,603	25,365
Capital expenditures	361	5,871	—	217	5,618	12,067

  Total assets by segment:

	December 31, 2012	September 30, 2012
Wholesale	$2,626,571	$2,531,145
European Retail	891,773	864,231
Direct Response / E-Commerce	716,058	772,240
North American Retail	112,612	91,510
Corporate / Manufacturing	642,914	798,121

Consolidated assets	$4,989,928	$5,057,247

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Condensed Consolidating Financial Statements of Guarantors

        The 9% senior notes due 2018 were issued by NBTY and are guaranteed by each of its current and future direct and indirect subsidiaries, subject to certain exceptions. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

  1.
  Condensed consolidating financial statements as of December 31, 2012 and September 30, 2012 and for the three months ended December 31, 2012 and 2011 of (a) NBTY, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis; and

  2.
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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$31,727	$3,080	$85,781	$—	$120,588
Accounts receivable, net	—	166,010	35,434	—	201,444
Intercompany	1,086,631	—	250,963	(1,337,594)	—
Inventories	—	526,230	184,222	—	710,452
Deferred income taxes	—	25,491	639	—	26,130
Other current assets	—	37,528	28,900	—	66,428

Total current assets	1,118,358	758,339	585,939	(1,337,594)	1,125,042
Property, plant and equipment, net	70,512	304,517	156,600	—	531,629
Goodwill	—	811,378	444,541	—	1,255,919
Intangible assets, net	—	1,654,006	346,612	—	2,000,618
Other assets	—	75,533	1,187	—	76,720
Intercompany loan receivable	355,378	40,730	—	(396,108)	—
Investments in subsidiaries	3,000,869	—	—	(3,000,869)	—

Total assets	$4,545,117	$3,644,503	$1,534,879	$(4,734,571)	$4,989,928

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	—	157,674	53,829	—	211,503
Intercompany	—	1,337,592	—	(1,337,592)	—
Accrued expenses and other current liabilities	7,254	112,485	53,886	—	173,625

Total current liabilities	7,254	1,607,751	107,715	(1,337,592)	385,128
Intercompany loan payable	—	—	396,111	(396,111)	—
Long-term debt	2,227,500	—	—	—	2,227,500
Deferred income taxes	722,079	23,581	8,450	—	754,110
Other liabilities	31,504	9,247	25,659	—	66,410

Total liabilities	2,988,337	1,640,579	537,935	(1,733,703)	3,433,148
Commitments and contingencies
Stockholders' Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,555,187	352,019	301,271	(653,290)	1,555,187
Retained earnings	20,158	1,651,905	693,833	(2,345,738)	20,158
Accumulated other comprehensive (loss) income	(18,565)	—	1,840	(1,840)	(18,565)

Total stockholders' equity	1,556,780	2,003,924	996,944	(3,000,868)	1,556,780

Total liabilities and stockholders' equity	$4,545,117	$3,644,503	$1,534,879	$(4,734,571)	$4,989,928

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet
As of September 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$183,661	$14,589	$116,886	$—	$315,136
Accounts receivable, net	—	130,281	29,814	—	160,095
Intercompany	1,106,055	—	257,151	(1,363,206)	—
Inventories	—	546,032	173,564	—	719,596
Deferred income taxes	—	25,609	633	—	26,242
Other current assets	6,000	28,997	29,329	—	64,326

Total current assets	1,295,716	745,508	607,377	(1,363,206)	1,285,395
Property, plant and equipment, net	61,640	297,009	154,030	—	512,679
Goodwill	—	813,187	407,128	—	1,220,315
Other intangible assets, net	—	1,605,290	346,514	—	1,951,804
Other assets	—	85,860	1,194	—	87,054
Intercompany loan receivable	355,141	40,734	—	(395,875)	—
Investments in subsidiaries	2,913,403	—	—	(2,913,403)	—

Total assets	$4,625,900	$3,587,588	$1,516,243	$(4,672,484)	$5,057,247

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	—	154,374	58,174	—	212,548
Intercompany	—	1,363,211	—	(1,363,211)	—
Accrued expenses and other current liabilities	13,751	111,489	65,112	—	190,352

Total current liabilities	13,751	1,629,074	123,286	(1,363,211)	402,900
Intercompany loan payable	—	—	395,870	(395,870)	—
Long-term debt	2,157,500	—	—	—	2,157,500
Deferred income taxes	717,959	—	8,447	—	726,406
Other liabilities	31,458	9,576	24,175	—	65,209

Total liabilities	2,920,668	1,638,650	551,778	(1,759,081)	3,352,015
Commitments and contingencies
Stockholders' Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,554,883	352,019	301,271	(653,290)	1,554,883
Retained earnings	168,943	1,596,919	664,157	(2,261,076)	168,943
Accumulated other comprehensive (loss) income	(18,594)	—	(963)	963	(18,594)

Total stockholders' equity	1,705,232	1,948,938	964,465	(2,913,403)	1,705,232

Total liabilities and stockholders' equity	$4,625,900	$3,587,588	$1,516,243	$(4,672,484)	$5,057,247

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Income
Three Months Ended December 31, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$563,570	$251,341	$(25,684)	$789,227

Costs and expenses:
Cost of sales	—	342,474	111,959	(25,684)	428,749
Advertising, promotion and catalog	—	28,716	7,128	—	35,844
Selling, general and administrative	22,837	109,882	86,790	—	219,509

	22,837	481,072	205,877	(25,684)	684,102

(Loss) income from operations	(22,837)	82,498	45,464	—	105,125

Other income (expense):
Intercompany interest	2,525	—	(2,525)	—	—
Interest	(37,132)	—	—	—	(37,132)
Miscellaneous, net	73	2,097	(1,723)	—	447

	(34,534)	2,097	(4,248)	—	(36,685)

Income before income taxes	(57,371)	84,595	41,216	—	68,440
Provision (benefit) for income taxes	(17,880)	29,609	11,540	—	23,269
Equity in income of subsidiaries	84,662	—	—	(84,662)	—

Net income	$45,171	$54,986	$29,676	$(84,662)	$45,171

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Income
Three Months Ended December 31, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$522,123	$222,388	$(29,302)	$715,209

Costs and expenses:
Cost of sales	—	318,231	100,653	(29,302)	389,582
Advertising, promotion and catalog	—	28,975	7,956	—	36,931
Selling, general and administrative	19,817	102,189	80,017	—	202,023

	19,817	449,395	188,626	(29,302)	628,536

(Loss) income from operations	(19,817)	72,728	33,762	—	86,673

Other income (expense):
Intercompany interest	3,019	—	(3,019)	—	—
Interest	(49,200)	—	—	—	(49,200)
Miscellaneous, net	96	2,444	(762)	—	1,778

	(46,085)	2,444	(3,781)	—	(47,422)

Income from continuing operations before income taxes	(65,902)	75,172	29,981	—	39,251
Provision for income taxes on continuing operations	(21,693)	26,310	8,225	—	12,842

Income from contining operations	(44,209)	48,862	21,756	—	26,409
Equity in income of subsidiaries	71,292	—	—	71,292	—
Income from discontinued operations, net of income taxes	—	—	674	—	674

Net income	$27,083	$48,862	$22,430	$71,292	$27,083

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$58,909	$5,585	$(24,853)	$—	$39,641

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,225)	(17,094)	(6,199)	—	(33,518)
Proceeds from sale of building	7,548	—	—	—	7,548
Cash paid for acquisitions, net of cash acquired	(78,089)	—	—	—	(78,089)

Cash used in investing activities	(80,766)	(17,094)	(6,199)	—	(104,059)

Cash flows from financing activities:
Proceeds from borrowings under the revolver	80,000	—	—	—	80,000
Paydowns of debt under the revolver	(10,000)	—	—	—	(10,000)
Payments for financing fees	(6,121)	—	—	—	(6,121)
Dividends paid	(193,956)	—	—	—	(193,956)

Cash used in financing activities	(130,077)	—	—	—	(130,077)

Effect of exchange rate changes on cash and cash equivalents	—	—	(53)	—	(53)

Net decrease in cash and cash equivalents	(151,934)	(11,509)	(31,105)	—	(194,548)
Cash and cash equivalents at beginning of period	183,661	14,589	116,886	—	315,136

Cash and cash equivalents at end of period	$31,727	$3,080	$85,781	$—	$120,588

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities of continuing operations	$(11,026)	$7,070	$(688)	$—	$(4,644)

Cash provided by operating activities of discontinued operations			981		981

Net cash provided by operating activities	(11,026)	7,070	293	—	(3,663)

Cash flows from investing activities:
Purchase of property, plant and equipment	(873)	(7,519)	(3,675)	—	(12,067)

Cash used in investing activities of continuing operations	(873)	(7,519)	(3,675)	—	(12,067)

Cash used in investing activities of discontinued operations	—	—	(7)	—	(7)

Net cash used in investing activities	(873)	(7,519)	(3,682)	—	(12,074)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(229,375)	—	—	—	(229,375)

Cash used in financing activities of continuing operations	(229,375)	—	—	—	(229,375)

Cash used in financing activities of discontinued operations	—	—	—	—	—

Net cash used in financing activities	(229,375)	—	—	—	(229,375)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,188)	—	(1,188)

Net decrease in cash and cash equivalents	(241,274)	(449)	(4,577)	—	(246,300)
Change in cash for discontinued operations			(1,812)		(1,812)
Cash and cash equivalents at beginning of period	261,098	3,288	128,949	—	393,335

Cash and cash equivalents at end of period	$19,824	$2,839	$122,560	$—	$145,223

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

  •
  dependency on retail stores for sales;

  •
  the loss of significant customers;

  •
  compliance with new and existing federal, state, local or foreign legislation or regulation, or adverse determinations by regulators anywhere in the world (including the banning of products) and, in particular, Good Manufacturing Practices in the United States, the Food Supplements Directive and Traditional Herbal Medicinal Products Directive in Europe and greater enforcement by any such federal, state, local or foreign governmental entities;

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
  loss of certain third party suppliers;

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

  •
  other factors beyond our control.

        In light of these risks, uncertainties and assumptions, the forward looking statements contained in this Report might not prove accurate. You should not place undue reliance upon them. All forward looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date of this Report, and we undertake no obligation to update or revise publicly any forward looking statements, whether as a result of new information, future events or otherwise.

        The statements in the following discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading, "Risk Factors"in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (our "2012 Annual Report"). Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the condensed consolidated financial statements, including the related notes, contained elsewhere herein and with the 2012 Annual Report. All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. All dollar values in this section, unless otherwise noted, are denoted in thousands. Numerical figures have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

Executive Summary

        We are the leading global vertically integrated manufacturer, distributor and retailer of a broad line of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. We currently market approximately 25,000 SKUs, including numerous private-label and owned brands, such as: Nature's Bounty®, Ester-C®, Balance Bar®,Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, Flex-A-Min®, SISU®, Knox®, Sundown®, Rexall®, Pure Protein®, Body Fortress®, Worldwide Sport Nutrition®, Natural Wealth®, Puritan's Pride®, Holland & Barrett®, GNC (UK)®, Physiologics®, De Tuinen®, and Vitamin World®. Our vertical integration includes purchasing raw materials and formulating and manufacturing products, which we then market through four channels of distribution.

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

  •
  European Retail—This segment generates revenue through its 702 Holland & Barrett stores (including fourteen franchised stores in Singapore, ten franchised stores in China, seven franchised stores in United Arab Emirates, six franchised stores in Cyprus, four franchised stores in Malta and one franchised store in each of Gibraltar and Iceland), 56 GNC (UK) stores in the U.K., 116 De Tuinen stores (including ten franchised locations) in the Netherlands and 43 Nature's Way stores in Ireland, as well as internet-based sales from www.hollandandbarret.com, www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees. The European Retail segment now includes the results of the European direct response/e-commerce business, which was previously reported in the Direct Response/E-Commerce segment.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and internet under the Puritan's Pride tradename. Catalogs are strategically mailed to customers who order by mail, internet, or by phone. The results of Vitamin World's e-commerce business, and European direct response/e-commerce business are now reported in the North American Retail segment and European Retail segment, respectively.

  •
  North American Retail—This segment generates revenue through its 426 owned and operated Vitamin World stores selling proprietary brand and third-party products, as well as internet-based sales from www.vitaminworld.com. The Vitamin World segment was formerly reported as the North American Retail segment with the name change effected on October 1, 2012. The Vitamin World segment now includes the results of Vitamin World's e-commerce business, which was previously reported in the Direct Response/E-Commerce segment.

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

Results of Operations

Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011:

  Net Sales

        Net sales by segment for the three months ended December 31, 2012 as compared with the prior comparable period were as follows:

	Three months ended December 31, 2012		Three months ended December 31, 2011
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale	$494,204	62.6%	$444,371	62.1%	$49,833	11.2%
European Retail	178,983	22.7%	165,125	23.1%	13,858	8.4%
Direct Response/E-Commerce	58,685	7.4%	51,753	7.2%	6,932	13.4%
North American Retail	57,355	7.3%	53,960	7.5%	3,395	6.3%

Net sales	$789,227	100.0%	$715,209	100.0%	$74,018	10.3%

Wholesale

        Net sales for the Wholesale segment increased $49,833, or 11.2%, to $494,204 for the three months ended December 31, 2012, as compared to the prior comparable period. This increase is due to $56,923 higher net sales of our branded products both, domestically and internationally, partially offset by a decrease of $7,090 in net sales for certain contract manufacturing and private label products. Domestic branded net sales increased $44,449 and international branded net sales increased $12,474 for the three months ended December 31, 2012, as compared to the prior comparable period.

        We continue to adjust shelf space allocation among our numerous wholesale brands to provide the best overall product mix and to respond to changing market conditions. Wholesale continues to leverage valuable consumer sales information obtained from our Vitamin World and Puritan's Pride operations to provide its mass-market customers with data and analyses to drive mass market sales.

        We use targeted promotions to grow overall sales. Promotional programs and rebates were 13.3% of sales for the three months ended December 31, 2012, as compared to 13.9% of sales for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were 1.3% and 1.7% of sales for the three months ended December 31, 2012 and 2011, respectively. Product returns for the three months ended December 31, 2012 and 2011 are primarily attributable to returns in the ordinary course of business. We expect returns relating to normal operations to trend between 1% to 2% of Wholesale sales in future quarters.

        One customer represented 22% and 24% of the Wholesale segment's net sales for the three months ended December 31, 2012 and 2011, respectively. This customer also represented 14% and 15% of consolidated net sales for the three months ended December 31, 2012 and 2011, respectively. The loss of this customer, or any one of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace that customer.

  European Retail

        Net sales for this segment increased $13,858, or 8.4%, to $178,983 for the three months ended December 31, 2012, as compared to the prior comparable period. This increase is attributable to more successful promotional activity. In addition, the average exchange rate of the British pound to the US dollar increased 2.1% as compared to the prior comparable period. In local currency, net sales increased 6.3% and sales for stores open more than one year (same store sales) increased 3.2% as compared to the prior comparable period.

        The following is a summary of European Retail store activity for the three months ended December 31, 2012 and 2011:

European Retail stores:	Three months ended December 31, 2012	Three months ended December 31, 2011
Company-owned stores
Open at beginning of the period	856	823
Opened during the period	9	6
Closed during the period	(1)	—

Open at end of the period	864	829

Franchised stores
Open at beginning of the period	40	28
Opened during the period	14	—
Closed during the period	(1)	—

Open at end of the period	53	28

Total company-owned and franchised stores
Open at beginning of the period	896	851
Opened during the period	23	6
Closed during the period	(2)	—

Open at end of the period	917	857

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased by $6,932, or 13.4%, for the three months ended December 31, 2012 as compared to the prior comparable period. E-commerce net sales comprised 63.9% of total Puritan's Pride net sales for the three months ended December 31, 2012 as compared to 58.6% in the prior comparable period. We believe that we remain among the leaders for vitamin and nutritional supplements in the direct response and e-commerce sectors, and we continue to increase the number of products available via our catalog and websites.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical results reflect this pattern and therefore this division should be viewed on an annual, and not quarterly, basis.

  North American Retail

        Net sales for this segment increased $3,395, or 6.3%, to $57,355 for the three months ended December 31, 2012 as compared to the prior comparable period. Same store sales growth was 7.5% due to the continued benefit from price increases as well as enhanced store designs, layout and promotions, which were the primary reasons for the increase in net sales.

        The following is a summary of North American Retail store activity for the three months ended December 31, 2012 and 2011:

	Three months ended December 31,	Three months ended December 31,
	2012	2011
Open at beginning of the period	426	443
Opened during the period	1	—
Closed during the period	(1)	(3)

Open at end of the period	426	440

  Cost of Sales

        Cost of sales for the three months ended December 31, 2012 as compared with the prior comparable period was as follows:

	Three months ended December 31,	Three months ended December 31,
	2012	2011	$ change	% change
Cost of sales	$428,749	$389,582	$39,167	10.1%
Percentage of net sales	54.3%	54.5%

        Cost of sales as a percentage of net sales remained relatively constant with a .2 percentage point decrease. This was primarily a result of a one-time increase of $1,123 in cost of sales related to a fair value adjustment on inventory acquired from Balance Bar.

        Due to competitive pressure in the private label business, the cost of sales for our private label business as a percentage of net sales could fluctuate. This would adversely affect gross profits during the affected periods. To address these matters we continuously seek to implement additional improvements in our supply chain and we are also increasing our focus on our branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses for the three months ended December 31, 2012, as compared to the prior comparable period were as follows:

	Three months ended December 31,	Three months ended December 31,
	2012	2011	$ change	% change
Advertising, promotion and catalog	$35,844	$36,931	$(1,087)	-2.9%
Percentage of net sales	4.5%	5.2%

        The $1,087, or 2.9%, decrease in advertising, promotion and catalog expense primarily related to decreased spending on media in our European Retail segment and more targeted web-based advertising in our Direct Response/E-Commerce segment. We continue to increase brand awareness by using more cost effective and targeted methods across all segments.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") for the three months ended December 31, 2012, as compared with the prior comparable period were as follows:

	Three months ended December 31,	Three months ended December 31,
	2012	2011	$ change	% change
Selling, general and administrative	$219,509	$202,023	$17,486	8.7%
Percentage of net sales	27.8%	28.2%

        The SG&A increase of $17,486 or 8.7% for the three months ended December 31, 2012, as compared to the prior comparable period, is primarily due to an increase in payroll and employee benefit costs of $4,713 due to annual merit increases and amounts accrued and paid for severance; an increase of $4,670 in professional fees primarily due to payments to consultants assisting us in implementing supply chain enhancements; increase of $3,459 in building occupancy costs and real estate taxes primarily due to increased stores in our European Retail segment and an increase in product donations of $1,434.

  Income from Operations

        Income from operations for the three months ended December 31, 2012 as compared to the prior comparable period was as follows:

	Three months ended December 31,	Three months ended December 31,
	2012	2011	$ change	% change
Wholesale	$69,926	$60,955	$8,971	14.7%
European Retail	39,984	30,981	9,003	29.1%
Puritan's Pride	12,249	9,691	2,558	26.4%
Vitamin World	5,882	4,937	945	19.1%
Corporate	(22,916)	(19,891)	(3,025)	-15.2%

Total	$105,125	$86,673	$18,452	21.3%

Percentage of net sales	13.3%	12.1%

        The increase in Wholesale segment income from operations was primarily due to the increase in net sales partially offset by SG&A costs (primarily payroll and other employee costs and product donations). The increase in the European Retail segment was the result of higher sales volume partially offset by increased SG&A costs (primarily payroll and occupancy costs. The increase in the Direct Response/E-Commerce segment income from operations was primarily due to increased sales and lower advertising costs by using more targeted and efficient advertising, offset by increased SG&A costs (primarily payroll and freight costs). The increase in North American Retail segment is due to the continued benefit from price increases as well as enhanced store designs, layout and promotions. The increase in the Corporate segment loss from operations was primarily caused by consulting costs in the current period relating to costs for supply chain optimization and increased payroll.

  Interest Expense

        Interest expense for the three months ended December 31, 2012 decreased over the prior comparable period due to the write-off of deferred financing costs of $9,289 associated with the prepayment of $225,000 of our Term loan B-1 in the prior quarter partially offset by additional interest on our revolving credit facility as we drew down $80,000 to fund the acquisition of Balance Bar. See "Liquidity and Capital Resources" for a description of the senior credit facilities and the Notes.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended December 31, 2012 and 2011 was 34.0% and 32.7%, respectively. Our effective tax rate is lower than the federal statutory rate generally due to our mix of domestic and foreign income and the partial reinvestment of foreign earnings in fiscal 2013 and 2012.

Liquidity and Capital Resources

        Our primary sources of liquidity and capital resources are cash generated from operations and funds available under our revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources of funds.

        On the Closing Date, we entered into senior credit facilities totaling $2,000,000, consisting of $1,750,000 term loan facilities and a $250,000 revolving credit facility. In addition, we issued $650,000 aggregate principal amount of the Notes with an interest rate of 9% and a maturity date of October 1, 2018.

        On the Refinancing Date, NBTY, Holdings, Barclays Bank PLC, as administrative agent and several other lenders entered into the Refinancing pursuant to which we repriced our loans and amended certain other terms under our existing credit agreement. Under the terms of the Refinancing, the original $250,000 term loan A and $1,500,000 term loan B were replaced with a new $1,750,000 term loan B-1 and the $250,000 revolving credit facility was modified to $200,000. Borrowings under term loan B-1 bear interest at a floating rate which can be, at our option, either (i) Eurodollar rate LIBOR plus an applicable margin or, (ii) base rate plus an applicable margin, in each case, subject to a Eurodollar LIBOR rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-1 and the revolving credit facility is 3.25% per annum for Eurodollar LIBOR loans and 2.25% per annum for base rate loans, with a step-down in rate for the revolving credit facility upon the achievement of a certain total senior secured leverage ratio. Substantially all other terms are consistent with the original term loan B, including the amortization schedule of term loan B-1 and maturity dates. As a result of the Refinancing, $20,824 of previously capitalized deferred financing costs were expensed. In addition, $2,394 of the call premium on term loan B and termination costs on interest rate swap contracts of $1,525 were expensed.

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

        In addition, the terms of the Refinancing require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility (including swingline loans and letters of credit). We are in compliance with the total senior secured ratio at December 31, 2012. All other financial covenants required by the senior credit facilities were removed as part of the Refinancing.

        On November 26, 2012, we acquired all of the outstanding shares of Balance Bar Company, a company that manufactures and markets nutritional bars, for a purchase price of approximately $78,000 of cash, subject to certain post-closing adjustments. We drew $80,000 from the revolving portion of our senior credit facilities to finance this acquisition. In December of 2012 we repaid $10,000 of this balance.

        On October 17, 2012, Holdings, our parent company, issued $550,000 senior unsecured notes ("Holdco Notes") that mature on November 1, 2017. Interest on the notes will accrue at the rate of 7.75% per annum with respect to Cash Interest and 8.50% per annum with respect to any paid-in-kind interest ("PIK Interest"). Interest on the Holdco Notes will be payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. Holdings is a holding company with no operations of its own and has no ability to service interest or principal on the Holdco Notes, other than through dividends it may receive from NBTY. NBTY is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing its notes and the senior credit facility. NBTY has not guaranteed the indebtedness of Holdings, nor pledged any of its assets as collateral and the Holdco Notes are not reflected on NBTY's balance sheet. The proceeds from the offering of the Holdco Notes, along with the $200,000 from NBTY described below, were used to pay transactions fees and expenses and a dividend of approximately $722,000 to Holdings' shareholders.

        On October 11, 2012 we amended our credit agreement to allow Holdings, our parent company, to issue and sell Holdco Notes. In addition, among other things, the amendment (i) increased the general restricted payments basket, (ii) increased the maximum total leverage ratio test which governs the making of restricted payments using Cumulative Credit (as defined in the credit agreement) and (iii) modified the definition of Cumulative Credit so that it conforms to the builder basket used in NBTY's indenture governing the Notes. Interest on the Holdco Notes will be paid via dividends from NBTY to Holdings, to the extent that it is permitted under our credit agreement. Approximately $6,000 of expenses related to the amendment was capitalized as a deferred financing cost and will be amortized using the effective interest method. In conjunction with the amendment, we paid Holdings a cash dividend of approximately $193,956 in October 2012.

        Interest on the Holdco Notes is payable entirely in cash ("Cash Interest") to the extent that it is less than the maximum amount of allowable dividends and distributions, plus cash at Holdings ("Applicable Amount") as defined by the indenture governing the Holdco Notes. For any interest period after May 1, 2013 (other than the final interest period ending at stated maturity), if the Applicable Amount as for such interest period will be:

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

        As described above, Holdings ability to pay PIK Interest depends on the calculation of the Applicable Amount regardless of the availability of cash at Holdings.

        The initial interest payment of the Holdco Notes is payable in cash.

        As part of the offering of the Holdco Notes, Holdings entered into a registration rights agreement which requires Holdings to file a registration statement to offer to exchange the outstanding Holdco Notes for a like principal amount of exchange notes in a registered offering within 270 days after October 17, 2012, and for Holdings to use its commercially reasonable efforts to consummate the exchange offer within 360 days after October 17, 2012.

        The indenture governing the notes, the credit agreement and the indenture governing the Holdco Notes contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to:

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

        Our ability to make payments on and to refinance our indebtedness, including the Notes and Holdco Notes, will depend on our ability to generate cash in the future. We believe that our cash on hand, together with cash from operations and, if required, we have borrowing capacity of $130,000 as of December 31, 2012 under the revolving portion of our senior credit facilities, will be sufficient for our cash requirements for the next twelve months.

        We or our affiliates, at any time and from time to time, may purchase Notes or our other indebtedness. Any such purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we, or any of our affiliates, may determine.

        We expect our fiscal 2013 capital expenditures to be consistent with recent periods.

        The following table sets forth, for the periods indicated, cash balances and working capital:

	As of December 31, 2012	As of September 30, 2012
Cash and cash equivalents	$120,588	$315,136
Working capital (including cash and cash equivalents)	$739,914	$882,495

        We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. As of December 31, 2012, cash and cash equivalents of $85,781 was held by our foreign subsidiaries and are subject to U.S. income taxes upon repatriation to the U.S. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law. However, during fiscal 2013, we plan to indefinitely reinvest $28,000 of our foreign earnings outside of the U.S. for capital expenditures.

        The following table sets forth, for the periods indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	For the three months ended December 31, 2012	For the three months ended December 31, 2011
Cash flow provided by (used in) operating activities	$39,641	$(3,663)
Cash flow used in investing activities	$(104,059)	$(12,074)
Cash flow used in financing activities	$(130,077)	$(229,375)
Inventory turnover	2.3	2.3
Days sales (Wholesale) outstanding in accounts receivable	33	32

        The decrease in working capital of $142,581 at December 31, 2012 as compared to September 30, 2012 was primarily due to the dividend payment of $193,956 partially offset by net income.

        Cash provided by operating activities during the three months ended December 31, 2012 was mainly attributable to net income and reductions in inventories offset by changes in accounts receivable. Inventories and accounts receivable were impacted by the significant increase in sales compared to the prior comparable quarter.

        During the three months ended December 31, 2012, cash flows used in investing activities consisted of cash paid for acquisitions and the purchases of property, plant and equipment. During the three months ended December 31, 2011 cash flows used in investing activity included the purchases of property, plant and equipment.

        For the three months ended December 31, 2012, cash flows provided by financing activities related to borrowings under the revolving credit facility offset by dividends paid, principal payments under the revolving credit facility and payments for financing fees. During the three months ended December 31, 2011 cash flows used in financing activities included the principal payments under long-term debt agreements.

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

  •
  do not reflect changes in, or cash requirements for, our working capital needs; and

  •
  do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt, including the Notes and the Holdco Notes;

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

        The following table reconciles net income to EBITDA and Consolidated EBITDA (as defined in our senior credit facilities) for the three months ended December 31, 2012 and 2011:

	Three months ended December 31, 2012	Three months ended December 31, 2011
Net income	$45,171	$27,083
Interest expense	37,132	49,199
Income tax expense	23,269	13,340
Depreciation and amortization	23,391	25,994

EBITDA	128,963	115,616
Severance costs(a)	3,656	309
Stock-based compensation(b)	305	881
Management fee(c)	750	750
Inventory fair value adjustment(d)	1,123	—
Pro forma cost savings(e)	11,742	4,180
Other non-recurring items(f)	11,815	5,333
Limitation on certain EBITDA adjustments	(6,511)	—

Consolidated EBITDA	$151,843	$127,069

(a)
Reflects the exclusion of severance costs incurred at various subsidiaries of the Company.

(b)
Reflects the exclusion of non-cash expenses related to stock options.

(c)
Reflects the exclusion of the Carlyle consulting fee.

(d)
Reflects the exclusion of the sell-through of the increased fair value of opening inventory at time of acquisition required under acquisition accounting.

(e)
Reflects three months of prospective savings in accordance with the Credit Agreement; specifically, the amount of cost savings expected to be realized from operating expense reductions and other operating improvements as a result of specified actions taken or initiated, less the amount of any actual cost savings realized during the period.

(f)
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

Foreign Currency

        Approximately 31% and 30% of our net sales during the three months ended December 31, 2012 and 2011, respectively, were denominated in currencies other than U.S. dollars, principally British pounds and to a lesser extent euros, Canadian dollars and Chinese yuan. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on us, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	December 31, 2012	September 30, 2012
Total Assets	25%	25%
Total Liabilities	4%	5%

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. dollars. This process results in translation rate gains and losses, which are included as a separate component of stockholders' equity under the caption "Accumulated other comprehensive loss."

        During the three months ended December 31, 2012 and 2011, translation losses of $695 and $9,309, respectively, were included in determining other comprehensive income. Cumulative translation gains of approximately $2,216 and $2,911 were included as part of accumulated other comprehensive income within the consolidated balance sheet at December 31, 2012 and September 30, 2012, respectively.

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

Critical Accounting Policies and Estimates

        We describe our significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements included in our 2012 Annual Report. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the same 2012 Annual Report. There have been no significant changes in our significant accounting policies or critical accounting estimates since September 30, 2012.

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

        To manage the potential exposure from adverse changes in currency exchange rates, specifically the British pound, arising from our net investment in British pound denominated operations, on December 16, 2010, we entered into three cross currency swap contracts to hedge a portion of the net investment in our British pound denominated foreign operations. The aggregate notional amount of the swap contracts is £194,200 (approximately $300,000), with a forward rate of 1.565, and a termination date of September 30, 2017.

        Net sales denominated in foreign currencies were approximately $245,216, or 31.1% of total net sales, for the three months ended December 31, 2012. A majority of our foreign currency exposure is denominated in British pounds and Canadian dollars. For the three months ended December 31, 2012, as compared to the prior comparable period, the British pound increased 2.1% as compared to the U.S. dollar and the Canadian dollar increased 3.2% as compared to the U.S. dollar. The combined effect of the changes in these currency rates resulted in an increase of $4,374 in net sales and an increase of $791 in operating income.

        During March 2011, we entered into three interest rate swap contracts to fix the LIBOR indexed interest rates on a portion of our senior credit facilities until the indicated expiration dates of these swap contracts. Each swap contract has an initial notional amount of $333,333 (for a total of $1 billion), with a fixed interest rate of 1.92% for a four-year term. The notional amount of each swap decreased to $266,666 in December 2012, decreases to $166,666 in December 2013 and has a maturity date of December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior credit facilities are swapped for fixed interest payments.

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. Assuming our senior credit facilities are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on our senior credit facilities by approximately $1,061 per year.

 NBTY, Inc.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2012, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NBTY, Inc.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Stock Purchases

        On May 11, 2010, a putative class-action, captioned John F. Hutchins v. NBTY, Inc., et al, was filed in the United States District Court, Eastern District of New York, against NBTY and certain current and former officers, claiming that the defendants made false material statements, or concealed adverse material facts, for the purpose of causing members of the class to purchase NBTY stock at allegedly artificially inflated prices. An amended complaint, seeking unspecified compensatory damages, attorneys' fees and costs, was served on February 1, 2011. The Company moved to dismiss the amended complaint on March 18, 2011 and that motion was denied on March 6, 2012. On September 28, 2012, the court set a January 22, 2013 trial date. On November 12, 2012, at a mediation, the parties reached an agreement in principle, subject to agreement on settlement documentation and court approval, which is expected in the second fiscal quarter ending March 31, 2013, to settle the claims for $6 million, to be paid from insurance proceeds.

Glucosamine-Based Dietary Supplements

        Beginning in June 2011, certain putative class actions have been filed in various jurisdictions against the Company, its subsidiary Rexall Sundown, Inc. ("Rexall"), and/or other companies as to which there may be a duty to defend and indemnify, challenging the marketing of glucosamine-based dietary supplements, under various states' consumer protection statutes. The lawsuits against the Company and its subsidiaries are: Cardenas v. NBTY, Inc. and Rexall Sundown, Inc. (filed June 14, 2011) in the United States District Court for the Eastern District of California, on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus punitive damages and injunctive relief); and Jennings v. Rexall Sundown, Inc. (filed August 22, 2011 in the United States District Court for the District of Massachusetts, on behalf of a putative class of Massachusetts consumers seeking unspecified trebled compensatory damages), as well as other cases in California and Illinois against certain wholesale customers as to which the Company may have certain indemnification obligations. The cases are in various stages of discovery, except that in one of the Illinois cases, a motion to dismiss was granted with leave to appeal. The Jennings case is trial ready for a trial of limited issues and a settlement conference is scheduled for early February 2013. Settlement discussions to resolve the cases on a national level are ongoing but the Company is unable to determine on whether settlement efforts ultimately will be successful. The Company continues to dispute the allegations and intends to vigorously defend these actions. At this time, however, no determination can be made as to the ultimate outcome of the litigation or an estimate of possible loss or range of loss, if any, on the part of any of the defendants.

Claims in the Ordinary Course

        In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability, false advertising, intellectual property and Proposition 65 claims) arise from time to time in the ordinary course of our business. We believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on our consolidated financial condition, cash flows or results of operations, if adversely determined against us.

 NBTY, Inc.
Item 1A. Risk Factors

Risk Factors

        In addition to the other information set forth in this Report, you should carefully consider the risk factors disclosed under the caption "Risk Factors" in our 2012 Annual Report. These factors could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our 2012 Annual Report are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows. Since September 30, 2012, there have been no significant changes relating to risk factors.

 NBTY, Inc.
Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of NBTY, Inc. (Incorporated by reference to Exhibit 3.1 to NBTY's Registration Statement on Form S-4 (No. 333-172973) (the "Registration Statement").
3.2	Second Amended and Restated By-Laws of NBTY, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement).
4.1	Fourth Supplemental Indenture, dated December 21, 2012 among NBTY, Inc., Balance Bar Company, Balance Holdings Inc. and The Bank of New York Mellon.*
10.1	Letter Agreement, dated December 13, 2012, by and between NBTY, Inc. and Hans Lindgren*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

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

NBTY, INC. (Registrant)
Date: February 1, 2013	By:	/s/ JEFFREY NAGEL Jeffrey Nagel Chief Executive Officer
Date: February 1, 2013	By:	/s/ MICHAEL D. COLLINS Michael D. Collins Chief Financial Officer