Form 10-Q
period 2013-03-31
NBTY INC
filed 2013-05-13
CIK 70793

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        The number of shares of common stock outstanding as of April 30, 2013 was 1,000.

NBTY, Inc.
INDEX

PART I

Item 1.    Financial Statements

NBTY, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2013	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$142,076	$315,136
Accounts receivable, net	160,216	160,095
Inventories	709,214	719,596
Deferred income taxes	29,375	26,242
Other current assets	63,092	64,326

Total current assets	1,103,973	1,285,395
Property, plant and equipment, net	532,977	512,679
Goodwill	1,239,286	1,220,315
Intangible assets, net	1,964,852	1,951,804
Other assets	79,935	87,054

Total assets	$4,921,023	$5,057,247

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$224,454	$212,548
Accrued expenses and other current liabilities	207,951	190,352

Total current liabilities	432,405	402,900
Long-term debt	2,182,500	2,157,500
Deferred income taxes	755,480	726,406
Other liabilities	43,645	65,209

Total liabilities	3,414,030	3,352,015

Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par; one thousand shares authorized, issued and outstanding	—	—
Capital in excess of par	1,555,935	1,554,883
Retained earnings	9,755	168,943
Accumulated other comprehensive loss	(58,697)	(18,594)

Total stockholders' equity	1,506,993	1,705,232

Total liabilities and stockholders' equity	$4,921,023	$5,057,247

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012
Net sales	$757,874	$752,986	$1,547,101	$1,468,195

Costs and expenses:
Cost of sales	414,016	404,298	842,764	793,881
Advertising, promotion and catalog	58,737	51,547	94,582	88,478
Selling, general and administrative	231,431	207,124	450,940	409,147
Facility restructuring charge	30,200	—	30,200	—

Total costs and expenses	734,384	662,969	1,418,486	1,291,506

Income from operations	23,490	90,017	128,615	176,689

Other income (expense):
Interest	(41,516)	(36,700)	(78,648)	(85,900)
Miscellaneous, net	(24)	(1,230)	424	548

Total other expense	(41,540)	(37,930)	(78,224)	(85,352)

(Loss) income from continuing operations before income taxes	(18,050)	52,087	50,391	91,337
(Benefit) provision for income taxes on continuing operations	(7,649)	17,126	15,621	29,967

(Loss) income from contining operations	(10,401)	34,961	34,770	61,370
Loss from discontinued operations, net of income taxes	—	(768)	—	(94)

Net (loss) income	(10,401)	34,193	34,770	61,276

Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustment, net of income taxes	(53,614)	30,526	(54,309)	21,216
Change in fair value of interest rate and cross currency swaps, net of income taxes	13,482	(3,797)	14,206	(2,942)

Comprehensive (loss) income	$(50,533)	$60,922	$(5,333)	$79,550

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012
Cash flows from operating activities:
Net income	$34,770	$61,276
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Impairments and disposals of assets	4,223	210
Discontinued operations	—	94
Depreciation of property, plant and equipment	29,996	28,908
Amortization of intangible assets	22,674	22,009
Foreign currency transaction gain	(220)	(480)
Amortization and write-off of deferred financing fees	12,157	16,639
Stock-based compensation	1,052	1,499
Allowance for doubtful accounts	(182)	222
Inventory reserves	1,195	1,947
Deferred income taxes	(5,331)	(3,900)
Call premium on term loan	(15,075)	—
Changes in operating assets and liabilities (excluding acquisitions):
Accounts receivable	2,155	(24,476)
Inventories	10,075	(39,954)
Other assets	5,689	9,321
Accounts payable	17,949	16,799
Accrued expenses and other liabilities	20,960	(16,985)

Cash provided by operating activities of continuing operations	142,087	73,129

Cash provided by operating activities of discontinued operations	—	2,338

Net cash provided by operating activities	142,087	75,467

Cash flows from investing activities:
Purchase of property, plant and equipment	(63,692)	(21,666)
Proceeds from sale of building	7,548	—
Cash paid for acquisitions, net of cash acquired	(78,550)	—

Cash used in investing activities of continuing operations	(134,694)	(21,666)

Cash used in investing activities of discontinued operations	—	(9)

Net cash used in investing activities	(134,694)	(21,675)

Cash flows from financing activities:
Principal payments under long-term agreements	—	(229,375)
Proceeds from borrowings under the revolver	80,000	—
Paydowns of debt under the revolver	(55,000)	—
Payments for financing fees	(7,387)	—
Dividends paid	(193,956)	—

Cash used in financing activities of continuing operations	(176,343)	(229,375)

Cash used in financing activities of discontinued operations	—	—

Net cash used in financing activities	(176,343)	(229,375)

Effect of exchange rate changes on cash and cash equivalents	(4,110)	2,400

Net decrease in cash and cash equivalents	(173,060)	(173,183)
Change in cash for discontinued operations	—	(960)
Cash and cash equivalents at beginning of period	315,136	393,335

Cash and cash equivalents at end of period	$142,076	$219,192

Non-cash investing and financing information:
Property, plant and equipment additions included in accounts payable	$8,599	$3,280

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

        Effective October 1, 2012, we reorganized our segments to better align them with how we currently review operating results for the purposes of allocating resources and managing performance. After this reorganization, we continue to have four reportable segments as follows: 1) Wholesale, 2) European Retail, 3) Direct Response/E-Commerce and 4) North American Retail. In accordance with ASC 280, Segment Reporting, we have reclassified all prior period amounts to conform to this new reportable segment presentation. The reclassification of prior period amounts did not have a material impact on the Company's financial statements. (See Note 13 for additional information on our segment presentation.)

        Effective July 2, 2012, Julian Graves Limited was placed into administration under the laws of the United Kingdom and Wales, and this former subsidiary is reported as discontinued operations in the accompanying financial statements. During the course of the administration, attempts to sell the business were unsuccessful and the operations were wound down by the end of August 2012. All amounts related to discontinued operations are excluded from the notes to the consolidated financial statement unless otherwise indicated. See Note 3 for additional information about discontinued operations. The operations of this subsidiary were previously reported in the European Retail segment.

        Effective August 31, 2012, we sold certain assets and liabilities of Le Naturiste, Inc., and have reported this former subsidiary as discontinued operations in the accompanying financial statements. All amounts related to discontinued operations are excluded from the notes to the consolidated financial statement unless otherwise indicated. See Note 3 for additional information about discontinued operations. The operations of this subsidiary were previously reported in the North American Retail segment.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

1. Basis of Presentation (Continued)

Estimates

        The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. These judgments can be subjective and complex, and consequently actual results could differ materially from those estimates and assumptions. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our most significant estimates include: sales returns, promotions and other allowances; inventory valuation and obsolescence; valuation and recoverability of long-lived assets; stock-based compensation; income taxes; accruals for the outcome of current litigation and restructuring estimates; and purchase price allocation for acquisitions.

Accounts Receivable Reserves

        Accounts receivable are presented net of the following reserves:

	March 31, 2013	September 30, 2012
Allowance for sales returns	$11,628	$10,360
Promotional programs incentive allowance	77,178	71,845
Allowance for doubtful accounts	5,203	5,244

	$94,009	$87,449

Reclassification

        In accordance with ASC 280, Segment Reporting, we have reclassified all prior period amounts to conform to our new reportable segment presentation. The reclassification of prior period amounts did not have a material impact on the Company's financial statements.

2. Facility Restructuring Charge

        On March 12, 2013, NBTY initiated a restructuring plan to streamline its operations and improve the profitability and return on invested capital of its manufacturing/packaging and distribution facilities. The restructuring will involve the sale or closure of seven of NBTY's manufacturing/packaging and distribution facilities. Facilities that will be impacted by the restructuring include NBTY's distribution facilities in Carson, California; South Plainfield, New Jersey and Lyndhurst, New Jersey and manufacturing/packaging facilities in Carson, California; South Plainfield, New Jersey; Lyndhurst, New Jersey and Wilson, North Carolina.

        The restructuring plan commenced in the second quarter of fiscal 2013 and is expected to be completed in fiscal 2014. The restructuring is expected to result in cumulative charges of approximately

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

2. Facility Restructuring Charge (Continued)

$34,000 to $45,000 before tax over that period, of which costs related to workforce reductions will range from $16,000 to $17,000; facility costs will range from $5,000 to $10,000 and non-cash charges will consist primarily of incremental depreciation ranging from $13,000 to $18,000. All costs associated with this restructuring plan will be reflected in the Corporate / Manufacturing segment.

        Facility restructuring charges for the three and six months ended March 31, 2013 were $16,901 for severance and employee related costs, $7,499 for excess depreciation, and $5,800 for other facility costs.

        The following summarizes the restructuring cash charges recorded and reconciles these charges to accrued expenses:

	Workforce Reductions	Facility Costs	Total
Accrued expenses—October 1, 2012	$—	$—	$—
Charges	16,901	5,800	22,701
Cash payments	—	—	—

Accrued expenses—March 31, 2013	$16,901	$5,800	$22,701

3. Discontinued Operations

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

        The results of the Julian Graves business included in discontinued operations for the three and six months ended March 31, 2012 are summarized in the following table.

	Three Months Ended March 31, 2012	Six Months Ended March 31, 2012
Net sales	$12,532	$31,182
Operating (loss) income, before income taxes	(815)	608
Income tax (benefit) expense	(285)	213
Net (loss) income	(530)	395

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

3. Discontinued Operations (Continued)

Le Naturiste

        On August 31, 2012, NBTY sold certain assets and liabilities of our subsidiary Le Naturiste, Inc. for a net sales price of $1,600. The results of the Le Naturiste business included in discontinued operations for the three and six months ended March 31, 2012 are summarized in the following table:

	Three Months Ended March 31, 2012	Six Months Ended March 31, 2012
Net sales	$4,912	$9,691
Operating loss, before income taxes	(238)	(489)
Income tax benefit	—	—
Net loss	(238)	(489)

        On March 6, 2013, NBTY received an initial notice of arbitration from the purchasers of the assets of Le Naturiste claiming damages for breach of certain representations and warranties included in the related asset purchase agreement. We are currently in the process of investigating these claims. The range of potential loss, if any, cannot be estimated, but any potential damages are not expected to have a material impact on our operating results, financial position or cash flows.

4. Acquisitions

        On November 26, 2012, NBTY acquired all of the outstanding shares of Balance Bar Company ("Balance Bar"), a company that manufactures and markets nutritional bars, for a purchase price of $78,132 of cash, subject to certain post-closing adjustments. NBTY used funds drawn from the revolving portion of our senior secured credit facilities to finance this acquisition.

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

Cash consideration	$78,132

Allocated to:
Cash and cash equivalents	43
Accounts receivable	3,485
Inventories	8,672
Other current assets	152
Property, plant, and equipment	53
Intangible assets	55,000
Other assets	36
Accounts payable	(2,751)
Accrued expenses and other current liabilities	(167)
Deferred income taxes	(23,581)

Net assets acquired	40,942

Goodwill	$37,190

        The fair values of the net assets acquired were determined using discounted cash flow analyses and estimates made by management with the assistance of independent valuation specialists. The purchase price was allocated to intangible assets as follows: approximately $37,190 to goodwill, which is non-amortizable under generally accepted accounting principles and is not deductible for income tax purposes, approximately $26,000 to tradenames, which are amortizable over thirty years and approximately $29,000 to customer relationships, which are amortizable over twenty-two years. Amortization of the acquired intangible assets is not deductible for income tax purposes. Balance Bar is expected to expand our nutritional bar business in the Wholesale segment. Additionally, we believe that we can achieve operating expense synergies with the integration of Balance Bar into our corporate structure, which is the primary driver behind the excess of the purchase price paid over the fair value of the assets and liabilities acquired.

        Results since the acquisition to date and pro forma financial information with respect to Balance Bar have not been provided as this acquisition was not considered material to our operations.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

5. Inventories

        The components of inventories are as follows:

	March 31, 2013	September 30, 2012
Raw materials	$170,884	$169,735
Work-in-process	24,813	20,637
Finished goods	513,517	529,224

Total	$709,214	$719,596

6. Goodwill and Intangible Assets

        The change in the carrying amount of goodwill by segment for the six months ended March 31, 2013 is as follows:

	Wholesale	European Retail	Direct Response / E-Commerce	North American Retail	Consolidated
Balance at September 30, 2012	$613,561	$281,025	$317,985	$7,744	$1,220,315
Acquisitions	37,190	—	—	—	37,190
Reassignment of goodwill(1)	—	35,000	(53,000)	18,000	—
Foreign currency translation	(4,570)	(13,649)	—	—	(18,219)

Balance at March 31, 2013	$646,181	$302,376	$264,985	$25,744	$1,239,286

(1)
Goodwill was reassigned based on the relative fair values of the elements transferred and the elements remaining in the respective segment. (See Note 12)

        The carrying amounts of acquired other intangible assets for the periods indicated are as follows:

	March 31, 2013		September 30, 2012
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite lived intangible assets:
Brands and customer relationships	$912,769	$96,346	$885,866	$76,893
Tradenames and other	176,124	13,295	151,745	10,686

	1,088,893	109,641	1,037,611	87,579
Indefinite lived intangible assets:
Tradenames	985,600	—	1,001,772	—

Total intangible assets	$2,074,493	$109,641	$2,039,383	$87,579

        Aggregate amortization expense of definite lived intangible assets included in the consolidated statements of income and comprehensive income in selling, general and administrative expenses for the

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Goodwill and Intangible Assets (Continued)

three months ended March 31, 2013, and 2012 was $11,573 and $10,986, respectively. Amortization expense for the six months ended March 31, 2013, and 2012 was $22,674 and $22,009, respectively.

        Assuming no changes in our intangible assets, estimated amortization expense for each of the five succeeding years will be approximately $46,000 per year.

7. Long-Term Debt

        The components of long-term debt are as follows:

	March 31, 2013	September 30, 2012
Senior Credit Facilities:
Term loan B-2	$1,507,500	$1,507,500
Revolving credit facility	25,000	—
Notes	650,000	650,000

	2,182,500	2,157,500
Less: current portion	—	—

Total	$2,182,500	$2,157,500

Senior secured credit facilities

        On October 1, 2010 (the "Closing Date"), NBTY entered into our senior secured credit facilities (the "senior secured credit facilities") consisting of a $250,000 revolving credit facility, a $250,000 term loan A and a $1,500,000 term loan B. The term loan facilities were used to fund, in part, the Acquisition.

        On March 1, 2011 (the "First Refinancing Date"), NBTY, Holdings, Barclays Bank PLC, as administrative agent, and several other lenders entered into the First Amendment and Refinancing Agreement to the credit agreement (the "First Refinancing") pursuant to which NBTY repriced its loans and amended certain other terms under its then existing credit agreement. Under the terms of the First Refinancing, the original $250,000 term loan A and $1,500,000 term loan B were replaced with a new $1,750,000 term loan B-1 and the $250,000 revolving credit facility was modified to $200,000. Borrowings under term loan B-1 bear interest at a floating rate which can be, at NBTY's option, either (i) Eurodollar (LIBOR) rate plus an applicable margin, or (ii) base rate plus an applicable margin, in each case, subject to a Eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-1 and the revolving credit facility is 3.25% per annum for Eurodollar (LIBOR) loans and 2.25% per annum for base rate loans, with a step-down in rate for the revolving credit facility upon the achievement of a certain total senior secured leverage ratio. Substantially all other terms are consistent with the original term loan B, including the amortization schedule of term loan B-1 and maturity dates. We intend to fund working capital and general corporate purposes, including permitted acquisitions and other investments, with cash flows from operations as well as borrowings under our revolving credit facility.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Long-Term Debt (Continued)

        On December 30, 2011, we prepaid $225,000 of our future principal payments on our term loan B-1. As a result of this prepayment $9,289 of deferred financing costs were charged to interest expense. In accordance with the prepayment provisions of the First Refinancing, future scheduled payments of principal will not be required until the final balloon payment in October 2017.

        In November 2012, NBTY drew $80,000 from the revolving portion of its senior secured credit facilities to finance the acquisition of Balance Bar. As of March 31, 2013, NBTY repaid $55,000 of this borrowing.

        On March 21, 2013 (the "Second Refinancing Date"), NBTY, Holdings, Barclays Bank PLC, as administrative agent, and several other lenders entered into the Third Amendment and Second Refinancing Agreement amending the credit agreement governing NBTY's senior secured credit facilities (the "Second Refinancing") pursuant to which NBTY repriced its term loan B-1 under its then existing credit agreement. Under the terms of the Second Refinancing, the $1,750,000 term loan B-1 was replaced with a new $1,507,500 (the current principal amount outstanding) term loan B-2. Borrowings under term loan B-2 bear interest at a floating rate which can be, at NBTY's option, either (i) Eurodollar (LIBOR) rate plus an applicable margin, or (ii) base rate plus an applicable margin, in each case, subject to a Eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-2 is 2.50% per annum for Eurodollar (LIBOR) loans and 1.50% per annum for base rate loans. Substantially all other terms are consistent with the original term loan B-1, including the maturity dates. As a result of the Second Refinancing, $4,232 of previously capitalized deferred financing costs, as well as $1,151 of the call premium on term loan B-1, were expensed. In addition, costs incurred and recorded as deferred financing costs were approximately $15,190, including $13,924 of the call premium paid on term loan B-1, and will be amortized using the effective interest method.

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

        The revolving credit facility matures in October 2015 and term loan B-2 matures in October 2017.

        NBTY may voluntarily prepay loans or reduce commitments under our senior secured credit facilities, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty. The Second Refinancing extended out the 1.00% prepayment penalty payable pursuant to a repricing transaction to one year after the Second Refinancing Date.

        NBTY must make additional prepayments on term loan B-2 with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under our senior secured credit facilities unless specifically incurred to refinance a portion of our senior secured credit facilities) and 50% of excess cash flow (such percentage subject to reduction based on achievement of a certain total senior secured leverage

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Long-Term Debt (Continued)

ratio), in each case, subject to certain reinvestment rights and other exceptions. NBTY is also required to make prepayments under our revolving credit facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under the revolving credit facility exceeds the aggregate amount of commitments in respect of the revolving credit facility.

        Obligations under the senior secured credit facilities are guaranteed by Holdings and each of NBTY's current and future direct and indirect subsidiaries other than (i) foreign subsidiaries, (ii) unrestricted subsidiaries, (iii) non-wholly owned subsidiaries, (iv) certain receivables financing subsidiaries, (v) certain immaterial subsidiaries and (vi) certain holding companies of foreign subsidiaries, and are secured by a first lien on substantially all of their assets, including capital stock of subsidiaries (subject to certain exceptions).

        The senior secured credit facilities contain customary negative covenants, including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, amend organizational documents, or change our line of business or fiscal year. In addition, our senior secured credit facilities require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility, including swingline loans and letters of credit. NBTY was in compliance with all covenants under the senior secured credit facilities at March 31, 2013. All other negative financial covenants in the original senior secured credit facility were removed as part of the First Refinancing.

        The senior secured credit facilities provide that, upon the occurrence of certain events of default, the obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, material ERISA/pension plan events, certain change of control events and other customary events of default.

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

        On and after October 1, 2014, NBTY may redeem the Notes, at its option, in whole at any time or in part from time to time, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest and additional interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Long-Term Debt (Continued)

relevant interest payment date), if redeemed during the 12-month period commencing on October 1 of the years set forth below:

Period	Redemption Price
2014	104.50%
2015	102.25%
2016 and thereafter	100.00%

        In addition, at any time prior to October 1, 2014, NBTY may redeem the Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the Notes redeemed plus the Applicable Premium (as defined in the indenture governing the Notes) as of, and accrued and unpaid interest and additional interest, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

        The Notes are jointly and severally irrevocably and unconditionally guaranteed by each of NBTY's subsidiaries that is a guarantor under the credit agreement. The Notes are uncollateralized and rank senior in right of payment to existing and future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment to our and our subsidiary guarantors' senior unsecured debt, and are effectively junior to any of NBTY or its subsidiary guarantors' secured debt, to the extent of the value of the collateral securing such debt. The Notes contain certain customary covenants including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, or pay dividends. NBTY was in compliance with all covenants under the Notes at March 31, 2013.

Holdco Notes

        On October 17, 2012, Holdings, our parent company, issued $550,000 in aggregate principal amount of 7.75%/8.50% contingent cash pay senior notes ("Holdco Notes") that mature on November 1, 2017. Interest on the Holdco Notes will accrue at the rate of 7.75% per annum with respect to cash interest and 8.50% per annum with respect to any paid-in-kind interest ("PIK Interest"). Interest on the Holdco Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The first interest payment was made on May 1, 2013. Holdings is a holding company with no operations and has no ability to service interest or principal on the Holdco Notes, other than through dividends it may receive from NBTY. NBTY is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indenture governing the Notes (as defined below) and the senior secured credit facility. NBTY has not guaranteed the indebtedness of Holdings, nor pledged any of its assets as collateral, and the Holdco Notes are not reflected in NBTY's financial statements. The proceeds from the offering of the Holdco Notes, along with $200,000 of cash on hand from NBTY, as described below, were used to pay transaction fees and expenses and a $722,000 dividend to Holdings' shareholders in October 2012.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Long-Term Debt (Continued)

        On October 11, 2012 NBTY amended its credit agreement to allow Holdings, our parent company, to issue the Holdco Notes. In addition, among other things, the amendment (i) increased the general restricted payments basket to $50,000, as defined in the credit agreement, (ii) increased the maximum total leverage ratio test which governs the making of restricted payments using Cumulative Credit (as defined in the credit agreement) and (iii) modified the definition of Cumulative Credit so that it conforms to the builder basket used in NBTY's indenture governing the Notes. Interest on the Holdco Notes will be paid via dividends from NBTY to Holdings, to the extent that it is permitted under our credit agreement. Expenses of $6,121 related to the amendment were capitalized as a deferred financing cost and will be amortized using the effective interest method. In conjunction with the amendment, NBTY paid Holdings a dividend of $193,956 in October 2012.

        Interest on the Holdco Notes shall be payable entirely in cash ("Cash Interest") to the extent that it is less than the maximum amount of allowable dividends and distributions plus any cash at Holdings ("Applicable Amount") as defined by the indenture governing the Holdco Notes. For any interest period after May 1, 2013 (other than the final interest period ending at stated maturity), if the Applicable Amount for such interest period will be:

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

        The initial interest payment of the Holdco Notes was paid in cash on May 1, 2013.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Long-Term Debt (Continued)

        As part of the offering of the Holdco Notes, Holdings entered into a registration rights agreement which requires Holdings to file a registration statement to offer to exchange the outstanding Holdco Notes for a like principal amount of exchange notes in a registered offering within 270 days after October 17, 2012, and for Holdings to use its commercially reasonable efforts to consummate the exchange offer within 360 days after October 17, 2012. Holdings filed a Registration Statement on Form S-4 to register the Holdco Notes on February 22, 2013, and is awaiting effectiveness from the Securities and Exchange Commission.

8. Litigation Summary

Stock Purchases

        On May 11, 2010, a putative class-action, captioned John F. Hutchins v. NBTY, Inc., et al, was filed in the United States District Court, Eastern District of New York, against NBTY and certain current and former officers, claiming that the defendants made false material statements, or concealed adverse material facts, for the purpose of causing members of the class to purchase NBTY stock at allegedly artificially inflated prices. An amended complaint, seeking unspecified compensatory damages, attorneys' fees and costs, was served on February 1, 2011. NBTY moved to dismiss the amended complaint on March 18, 2011 and that motion was denied on March 6, 2012. On September 28, 2012, the court set a January 22, 2013 trial date. On November 12, 2012, at a mediation, the parties reached an agreement in principle, subject to agreement on settlement documentation and court preliminary approval to settle the claims for $6,000, to be paid from insurance proceeds. In February 2013, the court signed an order preliminarily approving the proposed settlement and setting a hearing on June 5, 2013 to determine whether the settlement should receive final approval.

Glucosamine-Based Dietary Supplements

        Beginning in June 2011, certain putative class actions have been filed in various jurisdictions against the NBTY, its subsidiary Rexall Sundown, Inc. ("Rexall"), and/or other companies as to which NBTY may have a duty to defend and indemnify, challenging the marketing of glucosamine- based dietary supplements, under various states' consumer protection statutes. The lawsuits against the Company and its subsidiaries are: Cardenas v. NBTY, Inc. and Rexall Sundown, Inc. (filed June 14, 2011) in the United States District Court for the Eastern District of California, on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus punitive damages and injunctive relief; Jennings v. Rexall Sundown, Inc. (filed August 22, 2011 in the United States District Court for the District of Massachusetts, on behalf of a putative class of Massachusetts consumers seeking unspecified trebled compensatory damages), and Nunez v. NBTY, Inc. et al. (filed March 1, 2013) in the United States District Court for the Southern District of California, on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus injunctive relief, as well as other cases in California and Illinois against certain wholesale customers as to which the Company may have certain indemnification obligations. The cases are in various stages of discovery, with the following exceptions: in one of the Illinois cases, a motion to dismiss was granted with leave to appeal, the Jennings case is trial ready for a trial of limited issues, and the Nunez case is newly filed.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

8. Litigation Summary (Continued)

        In March 2013, NBTY agreed upon a proposed settlement with the plaintiffs which includes all cases and resolves all pending claims without any admission of or concession of liability by NBTY. The parties have signed settlement documentation which has been submitted for court approval providing for a release of all claims in return for payments to the class, together with attorneys' fees, and notice and administrative costs estimated to be in the range of $8,000 to $15,000. Until such settlement is approved and entered by the court, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of the defendant. NBTY recorded a provision of $12,000 as the Company's best estimate associated with this proposed settlement during the fiscal quarter ended March 31, 2013.

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

9. Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2028. Therefore, our overall effective income tax rate could vary.

        The effective income tax rate for the three months ended March 31, 2013 and 2012 was 42.4% and 32.9%, respectively. The effective income tax rate for the six months ended March 31, 2013 and 2012 was 31.0% and 32.8%, respectively. Our effective tax rate for the three and six months is different than the Federal statutory rate generally due to the timing and mixture (foreign and domestic) of income and the impact of the facility restructuring costs.

        We accrue interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods. At March 31, 2013, we had $1,616 and $700 accrued for the potential payment of interest and penalties, respectively. As of March 31, 2013, we were subject to U.S. federal income tax examinations for the tax years 2007-2012, and to non-U.S. examinations for the tax years of 2006-2012. In addition, we are generally subject to state and local examinations for fiscal years 2008-2012.

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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

9. Income Taxes (Continued)

        At March 31, 2013, we had a liability of $13,482 for unrecognized tax benefits, the recognition of which would have an effect of $10,574 on income tax expense and the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

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

        The following table summarizes liabilities measured at fair value on a recurring basis at March 31, 2013:

	Level 1	Level 2	Level 3
Liabilities:
Current:
Interest rate swaps (included in other current liabilities)	$—	$(6,651)	$—
Cross currency swaps (included in other current liabilities)	$—	$—	$(2,840)
Non-current:
Interest rate swaps (included in other liabilities)	$—	$(3,196)	$—
Cross currency swaps (included in other liabilities)	$—	$—	$(3,287)

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

        The Company's swap contracts are measured at fair value based on a market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Although non-performance risk of the Company and the counterparty is present in all swap contracts and is a component of the estimated fair values, we do not view non-performance risk to be a significant input to the fair value for the interest rate swap contracts. However, with respect to our cross currency swap contracts, we believe that non-performance risk is higher; therefore the Company classifies these swap contracts as "Level 3" in the fair value hierarchy and, accordingly, records estimated fair value adjustments based on internal projections and views of those contracts. The performance risk for the cross currency swap contracts as a percentage of the unadjusted liabilities ranged from 11.0% to 24.1% (17.7% weighted average).

        The following table shows the Level 3 activity related to our cross currency swaps for the three and six months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012
Beginning balance:	$(25,877)	$(11,267)	$(24,862)	$(11,126)
Unrealized gain (loss) on cross currency swaps	19,750	(7,322)	18,735	(7,463)

Ending balance:	$(6,127)	$(18,589)	$(6,127)	$(18,589)

Interest Rate Swaps

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. During December 2010, we entered into three interest rate swap contracts that were subsequently terminated in connection with the First Refinancing, resulting in a termination payment of $1,525.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

10. Fair Value of Financial Instruments (Continued)

During March 2011, we entered into three interest rate swap contracts to fix the LIBOR indexed interest rates on a portion of our senior secured credit facilities until the indicated expiration dates of these swap contracts. Each swap contract has an initial notional amount of $333,333 (for a total of one billion dollars), with a fixed interest rate of 1.92% for a four-year term. The notional amount of each swap decreased to $266,666 in December 2012, decreases to $166,666 in December 2013 and has a maturity date of December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior secured credit facilities are swapped for fixed interest payments. These interest rate swap contracts were designated as a cash flow hedge of the variable interest payments on a portion of our term loan debt. Hedge effectiveness will be assessed based on the overall changes in the fair value of the interest rate swap contracts. Any potential ineffectiveness is measured using the hypothetical derivative method. Any ineffectiveness is recognized in current earnings. Hedge ineffectiveness from inception to March 31, 2013 was insignificant.

Cross Currency Swaps

        To manage the potential exposure from adverse changes in currency exchange rates arising from our net investment in British pound denominated operations, we entered into three cross currency swap contracts in December 2010, to hedge a portion of the net investment in our British pound denominated foreign operations. The aggregate notional amount of the swap contracts is £194,200 (approximately $300,000), with a forward rate of 1.565, and a termination date of September 30, 2017.

        These cross currency contracts were designated as a net investment hedge to the net investment in our British pound denominated operations. Hedge effectiveness is assessed based on the overall changes in the fair value of the cross currency swap contracts. Any potential hedge ineffectiveness is measured using the hypothetical derivative method and is recognized in current earnings. Hedge ineffectiveness for the three and six months ended March 31, 2013 was $656 and $719, respectively. Hedge ineffectiveness for the three and six months ended March 31, 2012 was $993.

        The following table shows the effect of the Company's derivative instruments designated as cash flow and net investment hedging instruments for the three and six months ended March 31, 2013:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2013	Six Months Ended March 31, 2013	Six Months Ended March 31, 2013
Cash Flow Hedges:
Interest rate swaps	$(882)	$(1,835)	$(1,913)	$(4,174)
Net Investment Hedges:
Cross currency swaps	12,529	—	11,945	—

Total	$11,647	$(1,835)	$10,032	$(4,174)

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

10. Fair Value of Financial Instruments (Continued)

Notes

        The fair value of the Notes, based on quoted market prices (Level 2), was approximately $732,000 as of March 31, 2013.

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

        The following customers accounted for the following percentages of the Wholesale segment's net sales and our consolidated net sales for the three and six months ended March 31, 2013 and 2012, respectively:

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Customer A	22%	24%	13%	14%
Customer B	10%	12%	6%	7%

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012
Customer A	22%	24%	14%	14%
Customer B	10%	9%	6%	5%
Customer C	11%	10%	7%	6%

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Business and Credit Concentration (Continued)

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace that customer.

        The following customers accounted for the following percentages of the Wholesale segment's gross accounts receivable as of March 31, 2013 and September 30, 2012, respectively:

	March 31, 2013	September 30, 2012
Customer A	16%	18%
Customer B	9%	11%
Customer C	9%	10%

12. Related Party Transactions

Consulting Agreement—Carlyle

        In connection with the Acquisition, we entered into a consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. Under this agreement, subject to certain conditions, we pay an annual consulting fee to Carlyle of $3,000; we reimburse them for out-of-pocket expenses, and we may pay them additional fees associated with other future transactions. For each of the three months ended March 31, 2013 and 2012, these fees totaled $750 and are recorded in selling, general and administrative expenses. For each of the six months ended March 31, 2013 and 2012, these fees totaled $1,500 and are recorded in selling, general and administrative expenses.

13. Segment Information

        We are organized by segments on a worldwide basis. We evaluate performance based on a number of factors; however, the primary measures of performance are the net sales and income or loss from operations (before corporate allocations) of each segment, as these are the key performance indicators that we review. Operating income or loss for each segment does not include the impact of any intercompany transfer pricing mark-up, corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to, human resources, legal, finance, and various other corporate level activity related expenses. Such unallocated expenses remain within Corporate.

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

13. Segment Information (Continued)

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

  •
  European Retail—This segment generates revenue through its 711 Holland & Barrett stores (including franchised stores in the following countries: eighteen in Singapore, fifteen in China, seven in United Arab Emirates, six in Cyprus, four in Malta and one in each of Gibraltar and Iceland), 57 GNC (UK) stores in the U.K., 118 De Tuinen stores (including seven franchised locations) in the Netherlands and 44 Nature's Way stores in Ireland, as well as internet based sales from www.hollandandbarrett.com, www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and internet under the Puritan's Pride tradename. Catalogs are strategically mailed to customers who order by mail, internet or phone.

  •
  North American Retail—This segment generates revenue through its 425 owned and operated Vitamin World stores selling proprietary brand and third- party products, as well as internet based sales from www.vitaminworld.com.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Segment Information (Continued)

        The following table represents key financial information of our business segments:

	Wholesale	European Retail	Direct Response/ E-Commerce	North American Retail	Corporate/ Manufacturing(1)	Consolidated
Three Months Ended March 31, 2013:
Net sales	$445,672	$187,103	$63,898	$61,201	$—	$757,874
Income (loss) from continuing operations	26,964	42,517	11,075	6,866	(63,932)	23,490
Depreciation and amortization	10,068	3,766	2,505	613	12,327	29,279
Capital expenditures	55	5,810	656	668	22,985	30,174
Three Months Ended March 31, 2012:
Net sales	$449,051	$181,006	$61,790	$61,139	$—	$752,986
Income (loss) from continuing operations	45,357	44,030	12,367	6,083	(17,820)	90,017
Depreciation and amortization	9,907	3,470	2,659	870	8,646	25,552
Capital expenditures	140	3,393	—	71	5,995	9,599
Six Months Ended March 31, 2013:
Net sales	$939,876	$366,087	$122,582	$118,556	$—	$1,547,101
Income (loss) from continuing operations	96,891	82,501	23,324	12,748	(86,849)	128,615
Depreciation and amortization	19,697	7,509	5,009	1,243	19,212	52,670
Capital expenditures	230	13,918	768	1,425	47,351	63,692
Six Months Ended March 31, 2012:
Net sales	$893,422	$346,131	$113,543	$115,099	$—	$1,468,195
Income (loss) from continuing operations	106,312	75,011	22,058	11,020	(37,712)	176,689
Depreciation and amortization	19,815	6,933	5,318	1,602	17,249	50,917
Capital expenditures	501	9,264	—	288	11,613	21,666

(1)
Includes restructuring charges of $30,200 for the three and six months ended March 31, 2013.

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Segment Information (Continued)

  Total assets by segment:

	March 31, 2013	September 30, 2012
Wholesale	$2,558,725	$2,531,145
European Retail	857,071	864,231
Direct Response / E-Commerce	715,441	772,240
North American Retail	112,366	91,510
Corporate / Manufacturing	677,420	798,121

Consolidated assets	$4,921,023	$5,057,247

14. Condensed Consolidating Financial Statements of Guarantors

        The Notes were issued by NBTY and are guaranteed by each of its current and future direct and indirect subsidiaries, subject to certain exceptions. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

  1.
  Condensed consolidating financial statements as of March 31, 2013 and September 30, 2012 and for the three and six months ended March 31, 2013 and 2012 of (a) NBTY, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis; and

  2.
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

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet
As of March 31, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$47,213	$2,742	$92,121	$—	$142,076
Accounts receivable, net	—	123,182	37,034	—	160,216
Intercompany	948,907	—	264,706	(1,213,613)	—
Inventories	—	534,873	174,341	—	709,214
Deferred income taxes	—	28,780	595	—	29,375
Other current assets	—	36,745	26,347	—	63,092

Total current assets	996,120	726,322	595,144	(1,213,613)	1,103,973
Property, plant and equipment, net	77,286	301,753	153,938	—	532,977
Goodwill	—	815,378	423,908	—	1,239,286
Intangible assets, net	—	1,638,259	326,593	—	1,964,852
Other assets	—	79,860	75	—	79,935
Intercompany loan receivable	334,352	40,733	—	(375,085)	—
Investments in subsidiaries	3,024,287	—	—	(3,024,287)	—

Total assets	$4,432,045	$3,602,305	$1,499,658	$(4,612,985)	$4,921,023

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$169,399	$55,055	$—	$224,454
Intercompany	—	1,213,613	—	(1,213,613)	—
Accrued expenses and other current liabilities	6,651	156,601	44,699	—	207,951

Total current liabilities	6,651	1,539,613	99,754	(1,213,613)	432,405
Intercompany loan payable	—	—	375,085	(375,085)	—
Long-term debt	2,182,500	—	—	—	2,182,500
Deferred income taxes	723,842	23,581	8,057	—	755,480
Other liabilities	12,059	9,023	22,563	—	43,645

Total liabilities	2,925,052	1,572,217	505,459	(1,588,698)	3,414,030
Commitments and contingencies
Stockholders' Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,555,935	352,020	301,271	(653,291)	1,555,935
Retained earnings	9,755	1,678,068	726,356	(2,404,424)	9,755
Accumulated other comprehensive (loss) income	(58,697)	—	(33,428)	33,428	(58,697)

Total stockholders' equity	1,506,993	2,030,088	994,199	(3,024,287)	1,506,993

Total liabilities and stockholders' equity	$4,432,045	$3,602,305	$1,499,658	$(4,612,985)	$4,921,023

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet
As of September 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$183,661	$14,589	$116,886	$—	$315,136
Accounts receivable, net	—	130,281	29,814	—	160,095
Intercompany	1,106,055	—	257,151	(1,363,206)	—
Inventories	—	546,032	173,564	—	719,596
Deferred income taxes	—	25,609	633	—	26,242
Other current assets	6,000	28,997	29,329	—	64,326

Total current assets	1,295,716	745,508	607,377	(1,363,206)	1,285,395
Property, plant and equipment, net	61,640	297,009	154,030	—	512,679
Goodwill	—	813,187	407,128	—	1,220,315
Other intangible assets, net	—	1,605,290	346,514	—	1,951,804
Other assets	—	85,860	1,194	—	87,054
Intercompany loan receivable	355,141	40,734	—	(395,875)	—
Investments in subsidiaries	2,913,403	—	—	(2,913,403)	—

Total assets	$4,625,900	$3,587,588	$1,516,243	$(4,672,484)	$5,057,247

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$154,374	$58,174	$—	$212,548
Intercompany	—	1,363,211	—	(1,363,211)	—
Accrued expenses and other current liabilities	13,751	111,489	65,112	—	190,352

Total current liabilities	13,751	1,629,074	123,286	(1,363,211)	402,900
Intercompany loan payable	—	—	395,870	(395,870)	—
Long-term debt	2,157,500	—	—	—	2,157,500
Deferred income taxes	717,959	—	8,447	—	726,406
Other liabilities	31,458	9,576	24,175	—	65,209

Total liabilities	2,920,668	1,638,650	551,778	(1,759,081)	3,352,015
Commitments and contingencies
Stockholders' Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,554,883	352,019	301,271	(653,290)	1,554,883
Retained earnings	168,943	1,596,919	664,157	(2,261,076)	168,943
Accumulated other comprehensive (loss) income	(18,594)	—	(963)	963	(18,594)

Total stockholders' equity	1,705,232	1,948,938	964,465	(2,913,403)	1,705,232

Total liabilities and stockholders' equity	$4,625,900	$3,587,588	$1,516,243	$(4,672,484)	$5,057,247

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$528,345	$253,642	$(24,113)	$757,874

Costs and expenses:
Cost of sales	—	325,402	112,727	(24,113)	414,016
Advertising, promotion and catalog	—	49,445	9,292	—	58,737
Selling, general and administrative	63,881	83,824	83,726	—	231,431
Facility restructuring charge	—	30,200	—	—	30,200

Total costs and expenses	63,881	488,871	205,745	(24,113)	734,384

(Loss) income from operations	(63,881)	39,474	47,897	—	23,490

Other income (expense):
Intercompany interest	2,387	—	(2,387)	—	—
Interest	(41,668)	—	152	—	(41,516)
Miscellaneous, net	(217)	775	(582)	—	(24)

Total other expense	(39,498)	775	(2,817)	—	(41,540)

(Loss) income before income taxes	(103,379)	40,249	45,080	—	(18,050)
(Benefit) provision for income taxes	(34,359)	14,088	12,622	—	(7,649)
Equity in income of subsidiaries	58,619	—	—	(58,619)	—

Net (loss) income	$(10,401)	$26,161	$32,458	$(58,619)	$(10,401)

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment, net of income taxes	—	—	(53,614)	—	(53,614)
Change in fair value of interest rate and cross currency swaps, net of income taxes	13,482	—	—	—	13,482

Comprehensive income (loss)	$3,081	$26,161	$(21,156)	$(58,619)	$(50,533)

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$543,576	$244,275	$(34,865)	$752,986

Costs and expenses:
Cost of sales	—	329,309	109,854	(34,865)	404,298
Advertising, promotion and catalog	—	45,026	6,521	—	51,547
Selling, general and administrative	17,716	109,260	80,148	—	207,124

Total costs and expenses	17,716	483,595	196,523	(34,865)	662,969

(Loss) income from operations	(17,716)	59,981	47,752	—	90,017

Other income (expense):
Intercompany interest	2,818	—	(2,818)	—	—
Interest	(36,700)	—	—	—	(36,700)
Miscellaneous, net	133	(544)	(819)	—	(1,230)

Total other expense	(33,749)	(544)	(3,637)	—	(37,930)

(Loss) income from continuing operations before income taxes	(51,465)	59,437	44,115	—	52,087
(Benefit) provision for income taxes on continuing operations	(16,021)	20,804	12,343	—	17,126

(Loss) income from contining operations	(35,444)	38,633	31,772	—	34,961
Equity in income of subsidiaries	69,637	—	—	(69,637)	—
Loss from discontinued operations, net of income taxes	—	—	(768)	—	(768)

Net income	$34,193	$38,633	$31,004	$(69,637)	$34,193

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment, net of income taxes	—	—	30,526	—	30,526
Change in fair value of interest rate and cross currency swaps, net of income taxes	(3,797)	—	—	—	(3,797)

Comprehensive income (loss)	$30,396	$38,633	$61,530	$(69,637)	$60,922

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Income
Six Months Ended March 31, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,091,915	$504,984	$(49,798)	$1,547,101

Costs and expenses:
Cost of sales	—	667,875	224,687	(49,798)	842,764
Advertising, promotion and catalog	—	78,161	16,421	—	94,582
Selling, general and administrative	86,718	193,706	170,516	—	450,940
Facility restructuring charge	—	30,200	—	—	30,200

Total costs and expenses	86,718	969,942	411,624	(49,798)	1,418,486

(Loss) income from operations	(86,718)	121,973	93,360	—	128,615

Other income (expense):
Intercompany interest	4,912	—	(4,912)	—	—
Interest	(78,891)	—	243	—	(78,648)
Miscellaneous, net	(144)	2,872	(2,304)	—	424

Total other expense	(74,123)	2,872	(6,973)	—	(78,224)

(Loss) income before income taxes	(160,841)	124,845	86,387	—	50,391
(Benefit) provision for income taxes	(52,263)	43,696	24,188	—	15,621
Equity in income of subsidiaries	143,348	—	—	(143,348)	—

Net income	$34,770	$81,149	$62,199	$(143,348)	$34,770

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment, net of income taxes	—	—	(54,309)	—	(54,309)
Change in fair value of interest rate and cross currency swaps, net of income taxes	14,206	—	—	—	14,206

Comprehensive income (loss)	$48,976	$81,149	$7,890	$(143,348)	$(5,333)

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Income
Six Months Ended March 31, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,065,701	$466,661	$(64,167)	$1,468,195

Costs and expenses:
Cost of sales	—	647,542	210,506	(64,167)	793,881
Advertising, promotion and catalog	—	74,000	14,478	—	88,478
Selling, general and administrative	37,538	211,450	160,159	—	409,147

Total costs and expenses	37,538	932,992	385,143	(64,167)	1,291,506

(Loss) income from operations	(37,538)	132,709	81,518	—	176,689

Other income (expense):
Intercompany interest	5,604	—	(5,604)	—	—
Interest	(85,900)	—	—	—	(85,900)
Miscellaneous, net	230	1,900	(1,582)	—	548

Total other expense	(80,066)	1,900	(7,186)	—	(85,352)

(Loss) income from continuing operations before income taxes	(117,604)	134,609	74,332	—	91,337
(Benefit) provision for income taxes on continuing operations	(37,778)	47,112	20,633	—	29,967

(Loss) income from contining operations	(79,826)	87,497	53,699	—	61,370
Equity in income of subsidiaries	141,102	—	—	(141,102)	—
Loss from discontinued operations, net of income taxes	—	—	(94)	—	(94)

Net income	$61,276	$87,497	$53,605	$(141,102)	$61,276

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment, net of income taxes	—	—	21,216	—	21,216
Change in fair value of interest rate and cross currency swaps, net of income taxes	(2,942)	—	—	—	(2,942)

Comprehensive income (loss)	$58,334	$87,497	$74,821	$(141,102)	$79,550

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$128,576	$18,597	$(5,086)	$—	$142,087

Cash flows from investing activities:
Purchase of property, plant and equipment	(18,140)	(29,983)	(15,569)	—	(63,692)
Proceeds from sale of building	7,548	—	—	—	7,548
Cash paid for acquisitions, net of cash acquired	(78,089)	(461)	—	—	(78,550)

Cash used in investing activities	(88,681)	(30,444)	(15,569)	—	(134,694)

Cash flows from financing activities:
Proceeds from borrowings under the revolver	80,000	—	—	—	80,000
Paydowns of debt under the revolver	(55,000)	—	—	—	(55,000)
Payments for financing fees	(7,387)	—	—	—	(7,387)
Dividends paid	(193,956)	—	—	—	(193,956)

Cash used in financing activities	(176,343)	—	—	—	(176,343)

Effect of exchange rate changes on cash and cash equivalents	—	—	(4,110)	—	(4,110)

Net decrease in cash and cash equivalents	(136,448)	(11,847)	(24,765)	—	(173,060)
Cash and cash equivalents at beginning of period	183,661	14,589	116,886	—	315,136

Cash and cash equivalents at end of period	$47,213	$2,742	$92,121	$—	$142,076

NBTY, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities of continuing operations	$44,506	$13,075	$15,548	$—	$73,129

Cash provided by operating activities of discontinued operations	—	—	2,338	—	2,338

Net cash provided by operating activities	44,506	13,075	17,886	—	75,467

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,006)	(13,461)	(7,199)	—	(21,666)

Cash used in investing activities of continuing operations	(1,006)	(13,461)	(7,199)	—	(21,666)

Cash used in investing activities of discontinued operations	—	—	(9)	—	(9)

Net cash used in investing activities	(1,006)	(13,461)	(7,208)	—	(21,675)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(229,375)	—	—	—	(229,375)

Cash used in financing activities of continuing operations	(229,375)	—	—	—	(229,375)

Net cash used in financing activities	(229,375)	—	—	—	(229,375)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,400	—	2,400

Net (decrease) increase in cash and cash equivalents	(185,875)	(386)	13,078	—	(173,183)
Change in cash for discontinued operations	—	—	(960)	—	(960)
Cash and cash equivalents at beginning of period	261,098	3,288	128,949	—	393,335

Cash and cash equivalents at end of period	$75,223	$2,902	$141,067	$—	$219,192

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

        The statements in the following discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (our "2012 Annual Report"). Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the condensed consolidated financial statements, including the related notes, contained elsewhere herein and with the 2012 Annual Report. All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. All dollar values in this section, unless otherwise noted, are denoted in thousands. Numerical figures have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

Executive Summary

        We are the leading global vertically integrated manufacturer, distributor and retailer of a broad line of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. We currently market approximately 25,000 SKUs, including numerous private-label and owned brands, such as: Nature's Bounty®, Ester-C®, Balance Bar®, Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, Flex-A-Min®, SISU®, Knox®, Sundown®, Rexall®, Pure Protein®, Body Fortress®, Worldwide Sport Nutrition®, Natural Wealth®, Puritan's Pride®, Holland & Barrett®, GNC (UK)®, Physiologics®, De Tuinen®, and Vitamin World®. Our vertical integration includes purchasing raw materials and formulating and manufacturing products, which we then market through four channels of distribution.

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

  •
  European Retail—This segment generates revenue through its 711 Holland & Barrett stores (including franchised stores in the following countries: eighteen in Singapore, fifteen in China, seven in United Arab Emirates, six in Cyprus, four in Malta and one in each of Gibraltar and Iceland), 57 GNC (UK) stores in the U.K., 118 De Tuinen stores (including seven franchised locations) in the Netherlands and 44 Nature's Way stores in Ireland, as well as internet-based sales from www.hollandandbarrett.com, www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees. The European Retail segment now includes the results of the European direct response/e-commerce business, which was previously reported in the Direct Response/E-Commerce segment.

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

  •
  North American Retail—This segment generates revenue through its 425 owned and operated Vitamin World stores selling proprietary brand and third-party products, as well as internet-based sales from www.vitaminworld.com. The North American Retail segment now includes the results of Vitamin World's e-commerce business, which was previously reported in the Direct Response/E-Commerce segment.

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

Plan of Restructuring

        On March 12, 2013, NBTY initiated a restructuring plan to streamline its operations and improve the profitability and return on invested capital of its manufacturing/packaging and distribution facilities. The restructuring will involve the sale or closure of seven of NBTY's manufacturing/packaging and distribution facilities. Facilities that will be impacted by the restructuring include NBTY's distribution facilities in Carson, California; South Plainfield, New Jersey and Lyndhurst, New Jersey and manufacturing/packaging facilities in Carson, California; South Plainfield, New Jersey; Lyndhurst, New Jersey and Wilson, North Carolina.

        The restructuring plan commenced in the second quarter of fiscal 2013 and is expected to be completed in fiscal 2014. The restructuring is expected to result in cumulative charges of approximately $34,000 to $45,000 before tax over that period, of which non-cash charges will consist primarily of incremental depreciation ranging from $13,000 to $18,000.

        Facility restructuring charges for the three and six months ended March 31, 2013 were $16,901 for severance and employee related costs, $7,499 for excess depreciation, and $5,800 for other facility costs. As a result of this restructuring, annual savings are expected to be approximately $35,000.

Refinancing

        On March 21, 2013 (the "Second Refinancing Date"), NBTY, Holdings, Barclays Bank PLC, as administrative agent, and several other lenders entered into the Third Amendment and Second Refinancing Agreement amending the credit agreement governing NBTY's senior secured credit facilities (the "Second Refinancing") pursuant to which NBTY repriced its term loan B-1 under its then existing credit agreement. Under the terms of the Second Refinancing, the $1,750,000 term loan B-1 was replaced with a new $1,507,500 (the current principal amount outstanding) term loan B-2. Borrowings under term loan B-2 bear interest at a floating rate which can be, at NBTY's option, either (i) Eurodollar (LIBOR) rate plus an applicable margin, or (ii) base rate plus an applicable margin, in each case, subject to a Eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-2 is 2.50% per annum for Eurodollar (LIBOR) loans and 1.50% per annum for base rate loans. Substantially all other terms are consistent with the original term loan B-1, including the maturity dates. As a result of the Second Refinancing, $4,232 of previously capitalized deferred financing costs, as well as $1,151 of the call premium on term loan B-1, were expensed. In addition, costs incurred and recorded as deferred financing costs were approximately $15,190, including $13,924 of the call premium paid on term loan B-1, and will be amortized using the effective interest method.

Results of Operations

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012:

  Net Sales

        Net sales by segment for the three months ended March 31, 2013 as compared with the prior comparable period were as follows:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale	$445,672	58.8%	$449,051	59.6%	$(3,379)	-0.8%
European Retail	187,103	24.7%	181,006	24.1%	6,097	3.4%
Direct Response/E-Commerce	63,898	8.4%	61,790	8.2%	2,108	3.4%
North American Retail	61,201	8.1%	61,139	8.1%	62	0.1%

Net sales	$757,874	100.0%	$752,986	100.0%	$4,888	0.6%

Wholesale

        Net sales for the Wholesale segment decreased $3,379, or 0.8%, to $445,672 for the three months ended March 31, 2013, as compared to the prior comparable period. This decrease is due to $13,824 lower net sales for certain contract manufacturing and private label products, partially offset by $10,445 higher net sales of our branded products, both, domestically and internationally. Domestic branded net sales increased $6,003 and international branded net sales increased $4,442 for the three months ended March 31, 2013, as compared to the prior comparable period.

        We continue to adjust shelf space allocation among our numerous wholesale brands to provide the best overall product mix and to respond to changing market conditions. Wholesale continues to leverage valuable consumer sales information obtained from our North American Retail and Direct Response/E-Commerce segments to provide its mass-market customers with data and analyses to drive mass market sales.

        We use targeted promotions to grow overall sales. Promotional programs and rebates were 16.3% of sales for the three months ended March 31, 2013, as compared to 15.3% of sales for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were 1.5% and 1.1% of sales for the three months ended March 31, 2013 and 2012, respectively. Product returns for the three months ended March 31, 2013 and 2012 are primarily attributable to returns in the ordinary course of business. We expect product returns relating to normal operations to trend between 1% and 2% of Wholesale sales in future quarters.

        The following customers accounted for the following percentages of the Wholesale segment's net sales and our consolidated net sales for the three months ended March 31, 2013 and 2012, respectively:

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Customer A	22%	24%	13%	14%
Customer B	10%	12%	6%	7%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace that customer.

  European Retail

        Net sales for this segment increased $6,097, or 3.4%, to $187,103 for the three months ended March 31, 2013, as compared to the prior comparable period. This increase is attributable to additional stores opened during the period and more successful promotional activity. In addition, the average exchange rate of the British pound to the US dollar decreased 1.2% as compared to the prior comparable period. In local currency, net sales increased 2.7% and sales for stores open more than one year (same store sales include internet sales) increased 1.2% as compared to the prior comparable period.

        The following is a summary of European Retail store activity for the three months ended March 31, 2013 and 2012:

European Retail stores:	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Company-owned stores
Open at beginning of the period	864	829
Opened during the period	8	9
Closed during the period	(1)	—

Open at end of the period	871	838

Franchised stores
Open at beginning of the period	53	28
Opened during the period	10	—
Closed during the period	(4)	—

Open at end of the period	59	28

Total company-owned and franchised stores
Open at beginning of the period	917	857
Opened during the period	18	9
Closed during the period	(5)	—

Open at end of the period	930	866

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased by $2,108, or 3.4%, for the three months ended March 31, 2013 as compared to the prior comparable period. E-commerce net sales comprised 65.3% of total Direct Response/E-Commerce net sales for the three months ended March 31, 2013 as compared to 59.3% in the prior comparable period. We remain among the leaders for vitamin and nutritional supplements in the direct response and e-commerce sectors, and we continue to increase the number of products available via our catalog and websites.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical results reflect this pattern and therefore this division should be viewed on an annual, and not quarterly, basis.

  North American Retail

        Net sales for this segment increased $62, or 0.1%, to $61,201 for the three months ended March 31, 2013 as compared to the prior comparable period. Same store sales growth (including internet sales) was 1.6% due to the continued benefit from price increases as well as enhanced store designs, layout and promotions.

        The following is a summary of Vitamin World store activity for the three months ended March 31, 2013 and 2012:

  Vitamin World

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Open at beginning of the period	426	440
Opened during the period	2	—
Closed during the period	(3)	(6)

Open at end of the period	425	434

  Cost of Sales

        Cost of sales for the three months ended March 31, 2013 as compared with the prior comparable period was as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2013	2012	$ change	% change
Cost of sales	$414,016	$404,298	$9,718	2.4%
Percentage of net sales	54.6%	53.7%

        Cost of sales as a percentage of net sales increased by 0.9 percentage points. This was primarily a result of (i) costs at our facilities which were not absorbed due to lower demand by certain private label and contract manufacturing products (which we expect to be addressed with the facility restructuring discussed above at "—Plan of Restructuring"), and (ii) a one-time increase of $1,294 in cost of sales related to a fair value adjustment on inventory acquired from Balance Bar.

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

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses for the three months ended March 31, 2013, as compared to the prior comparable period were as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2013	2012	$ change	% change
Advertising, promotion and catalog	$58,737	$51,547	$7,190	13.9%
Percentage of net sales	7.8%	6.8%

        The $7,190, or 13.9%, increase in advertising, promotion and catalog expense primarily related to increased spending on web-based advertising in our Wholesale segment as well as increased media and loyalty program costs in our European Retail segment. We continue to increase brand awareness by using more cost effective and targeted methods across all segments.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2013, as compared with the prior comparable period, were as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2013	2012	$ change	% change
Selling, general and administrative	$231,431	$207,124	$24,307	11.7%
Percentage of net sales	30.5%	27.5%

        The SG&A increase of $24,307, or 11.7%, for the three months ended March 31, 2013, as compared to the prior comparable period, is primarily due to an increase of $13,990 in professional fees and accruals primarily due to the accrual of the estimated settlement amount of the glucosamine product litigation as well as payments to consultants assisting us in implementing supply chain and information system enhancements; and an increase in payroll and employee benefit costs of $2,716 due to annual merit increases.

  Income from Operations

        Income from operations for the three months ended March 31, 2013 as compared to the prior comparable period was as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2013	2012	$ change	% change
Wholesale	$26,964	$45,357	$(18,393)	-40.6%
European Retail	42,517	44,030	(1,513)	-3.4%
Direct Response/E-Commerce	11,075	12,367	(1,292)	-10.4%
North American Retail	6,866	6,083	783	12.9%
Corporate	(63,932)	(17,820)	(46,112)	-258.8%

Total	$23,490	$90,017	$(66,527)	-73.9%

Percentage of net sales	3.1%	12.0%

        The decrease in Wholesale segment income from operations was primarily due to the decrease in net sales, $1,294 of non-recurring inventory costs associated with the purchase of Balance Bar, as well as increased advertising and SG&A costs (primarily payroll and other employee costs due to merit raises). The decrease in the European Retail segment was the result of higher sales volume offset by increased advertising and SG&A costs (primarily payroll costs and building costs associated with new stores). The decrease in the Direct Response/E-Commerce segment income from operations was primarily due to increased sales, offset by increased SG&A costs (primarily payroll costs). The increase in the North American Retail segment is due to the decrease of certain SG&A costs (primarily payroll and other employee costs). The increase in the Corporate segment loss from operations was primarily caused by the facility restructuring of $30,200, consulting costs in the current period relating to costs for supply chain optimization, the accrual of the estimated settlement amount of the glucosamine product litigation of $12,000 and increased payroll costs related to merit increases.

  Interest Expense

        Interest expense for the three months ended March 31, 2013 increased over the prior comparable period due to the write-off of deferred financing costs of $4,232 and $1,151 of the call premium associated with the refinancing of our Term loan B-1 in the quarter ended March 31, 2013 and additional interest on our revolving credit facility as we drew down $80,000 in November 2012 to fund the acquisition of Balance Bar, $25,000 of which is outstanding as of March 31, 2013. See "Liquidity and Capital Resources" for a description of the senior secured credit facilities and the Notes.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended March 31, 2013 and 2012 was 42.4% and 32.9%, respectively. The effective income tax rate was higher for the three months ended March 31, 2013 primarily due to the timing and mixture (foreign and domestic) of income and the impact of the facility restructuring costs.

Six months Ended March 31, 2013 Compared to the Six months Ended March 31, 2012:

  Net Sales

        Net sales by segment for the six months ended March 31, 2013 as compared with the prior comparable period were as follows:

	Six Months Ended March 31, 2013		Six Months Ended March 31, 2012
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale	$939,876	60.8%	$893,422	60.9%	$46,454	5.2%
European Retail	366,087	23.7%	346,131	23.6%	19,956	5.8%
Direct Response/E-Commerce	122,582	7.9%	113,543	7.7%	9,039	8.0%
North American Retail	118,556	7.7%	115,099	7.8%	3,457	3.0%

Net sales	$1,547,101	100.0%	$1,468,195	100.0%	$78,906	5.4%

Wholesale

        Net sales for the Wholesale segment increased $46,454, or 5.2%, to $939,876 for the six months ended March 31, 2013, as compared to the prior comparable period. This increase is due to $67,367 higher net sales of our branded products both, domestically and internationally, partially offset by a decrease of $20,913 in net sales for certain contract manufacturing and private label products. Domestic branded net sales increased $50,451 and international branded net sales increased $16,916 for the six months ended March 31, 2013, as compared to the prior comparable period.

        We continue to adjust shelf space allocation among our numerous wholesale brands to provide the best overall product mix and to respond to changing market conditions. Wholesale continues to leverage valuable consumer sales information obtained from our North American Retail and Direct Response/E-Commerce segments to provide its mass-market customers with data and analyses to drive mass market sales.

        We use targeted promotions to grow overall sales. Promotional programs and rebates were 14.7% of sales for the six months ended March 31, 2013, as compared to 13.6% of sales for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were 1.4% for the six months ended March 31, 2013 and 2012. Product returns for the six months ended March 31, 2013 and 2012 are primarily attributable to returns in the ordinary course of business. We expect returns relating to normal operations to trend between 1% to 2% of Wholesale sales in future quarters.

        The following customers accounted for the following percentages of the Wholesale segment's net sales and our consolidated net sales for the six months ended March 31, 2013 and 2012, respectively:

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012
Customer A	22%	24%	14%	14%
Customer B	10%	9%	6%	5%
Customer C	11%	10%	7%	6%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace that customer.

  European Retail

        Net sales for this segment increased $19,956, or 5.8%, to $366,087 for the six months ended March 31, 2013, as compared to the prior comparable period. This increase is attributable to additional stores opened during the period and more successful promotional activity. In addition, the average exchange rate of the British pound to the US dollar increased 0.4% as compared to the prior comparable period. In local currency, net sales increased 4.3% and sales for stores open more than one year (same store sales include internet sales) increased 2.2% as compared to the prior comparable period.

        The following is a summary of European Retail store activity for the six months ended March 31, 2013 and 2012:

	Six Months Ended March 31,	Six Months Ended March 31,
European Retail stores:	2013	2012
Company-owned stores
Open at beginning of the period	856	823
Opened during the period	17	15
Closed during the period	(2)	—

Open at end of the period	871	838

Franchised stores
Open at beginning of the period	40	28
Opened during the period	24	—
Closed during the period	(5)	—

Open at end of the period	59	28

Total company-owned and franchised stores
Open at beginning of the period	896	851
Opened during the period	41	15
Closed during the period	(7)	—

Open at end of the period	930	866

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased by $9,039, or 8.0%, for the six months ended March 31, 2013 as compared to the prior comparable period. E-commerce net sales comprised 64.6%

of total Direct Response/E-Commerce segment net sales for the six months ended March 31, 2013 as compared to 59.0% in the prior comparable period. We remain among the leaders for vitamin and nutritional supplements in the direct response and e-commerce sectors, and we continue to increase the number of products available via our catalog and websites.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical results reflect this pattern and therefore this division should be viewed on an annual, and not quarterly, basis.

  North American Retail

        Net sales for this segment increased $3,457, or 3.0%, to $118,556 for the six months ended March 31, 2013 as compared to the prior comparable period. Same store sales growth (including internet sales) was 4.7% due to the continued benefit from price increases as well as enhanced store designs, layout and promotions.

        The following is a summary of North American Retail store activity for the six months ended March 31, 2013 and 2012:

	Six Months Ended March 31,	Six Months Ended March 31,
	2013	2012
Open at beginning of the period	426	443
Opened during the period	3	—
Closed during the period	(4)	(9)

Open at end of the period	425	434

  Cost of Sales

        Cost of sales for the six months ended March 31, 2013 as compared with the prior comparable period was as follows:

	Six Months Ended March 31,	Six Months Ended March 31,
	2013	2012	$ change	% change
Cost of sales	$842,764	$793,881	$48,883	6.2%
Percentage of net sales	54.5%	54.1%

        Cost of sales as a percentage of net sales remained relatively constant with a 0.4 percentage point increase. This was primarily a result of a one-time increase of $2,417 in cost of sales related to a fair value adjustment on inventory acquired from Balance Bar.

        Due to competitive pressure in the private label business, the cost of sales for our private label business as a percentage of net sales could fluctuate. This would adversely affect gross profits during the affected periods. To address these matters we continuously seek to implement additional improvements in our supply chain and we are also increasing our focus on our branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses for the six months ended March 31, 2013, as compared to the prior comparable period were as follows:

	Six Months Ended March 31,	Six Months Ended March 31,
	2013	2012	$ change	% change
Advertising, promotion and catalog	$94,582	$88,478	$6,104	6.9%
Percentage of net sales	6.1%	6.0%

        The $6,104, or 6.9%, increase in advertising, promotion and catalog expense primarily related to increased spending on web-based advertising in our Wholesale segment. We continue to increase brand awareness by using more cost effective and targeted methods across all segments.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") for the six months ended March 31, 2013, as compared with the prior comparable period were as follows:

	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012	$ change	% change
Selling, general and administrative	$450,940	$409,147	$41,793	10.2%
Percentage of net sales	29.1%	27.9%

        The SG&A increase of $41,793, or 10.2%, for the six months ended March 31, 2013, as compared to the prior comparable period, is primarily due to an increase of $18,661 in professional fees and accruals due to the accrual of the estimated settlement amount of the glucosamine product litigation as well as payments to consultants assisting us in implementing supply chain enhancements; an increase in payroll and employee benefit costs of $7,429 due to annual merit increases and amounts accrued and paid for severance; and an increase of $4,053 in building occupancy costs and real estate taxes primarily due to increased stores in our European Retail segment.

  Income from Operations

        Income from operations for the six months ended March 31, 2013 as compared to the prior comparable period was as follows:

	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012	$ change	% change
Wholesale	$96,891	$106,312	$(9,421)	-8.9%
European Retail	82,501	75,011	7,490	10.0%
Direct Response/E-Commerce	23,324	22,058	1,266	5.7%
North American Retail	12,748	11,020	1,728	15.7%
Corporate	(86,849)	(37,712)	(49,137)	-130.3%

Total	$128,615	$176,689	$(48,074)	-27.2%

Percentage of net sales	8.3%	12.0%

        The decrease in Wholesale segment income from operations was primarily due to the increase in advertising and SG&A costs (primarily payroll and other employee costs and product donations). The increase in the European Retail segment was the result of higher sales volume partially offset by increased SG&A costs (primarily payroll and occupancy costs). The increase in the Direct Response/E-Commerce segment income from operations was primarily due to increased sales and lower advertising costs by using more targeted and efficient advertising, offset by increased SG&A costs (primarily payroll and freight costs). The increase in North American Retail segment is due to the continued benefit from price increases as well as enhanced store designs, layout and promotions, partially offset by higher advertising costs. The increase in the Corporate segment loss from operations was primarily caused by the facility restructuring of $30,200, consulting costs in the current period relating to costs for supply chain optimization, the accrual of the estimated settlement amount of the glucosamine product litigation of $12,000 and increased payroll due to merit increases.

  Interest Expense

        Interest expense for the six months ended March 31, 2013 decreased over the prior comparable period due to the write-off of deferred financing costs of $9,289 associated with the prior year prepayment of $225,000 of our Term loan B-1, partially offset by the write-off of deferred financing costs of $4,232 and $1,151 of the call premium associated with the refinancing of Term Loan B-1 in the three months ended March 31, 2013 and additional interest on our revolving credit facility as we drew down $80,000 in November 2012 to fund the acquisition of Balance Bar. See "Liquidity and Capital Resources" for a description of the senior secured credit facilities and the Notes.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the six months ended March 31, 2013 and 2012 was 31.0% and 32.8%, respectively. The effective income tax rate was lower for the six months ended March 31, 2013 primarily due to the timing and mixture (foreign and domestic) of income and the impact of the facility restructuring costs.

Liquidity and Capital Resources

        Our primary sources of liquidity and capital resources are cash generated from operations and funds available under our revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources of funds.

        On the Closing Date, we entered into senior secured credit facilities totaling $2,000,000, consisting of $1,750,000 term loan facilities and a $250,000 revolving credit facility. In addition, we issued $650,000 aggregate principal amount of the Notes with an interest rate of 9% and a maturity date of October 1, 2018.

        On the First Refinancing Date, NBTY, Holdings, Barclays Bank PLC, as administrative agent and several other lenders entered into the First Refinancing pursuant to which we repriced our loans and amended certain other terms under our existing credit agreement. Under the terms of the First Refinancing, the original $250,000 term loan A and $1,500,000 term loan B were replaced with a new $1,750,000 term loan B-1 and the $250,000 revolving credit facility was modified to $200,000. Borrowings under term loan B-1 bear interest at a floating rate which can be, at our option, either (i) Eurodollar rate plus an applicable margin or, (ii) base rate plus an applicable margin, in each case, subject to a Eurodollar rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-1 and the revolving credit facility is 3.25% per annum for Eurodollar loans and 2.25% per annum for base rate loans, with a step-down in rate for the revolving credit facility upon the achievement of a certain total senior secured leverage ratio. Substantially all other terms are consistent with the original term loan B, including the amortization schedule of term loan B-1 and maturity dates. As a result of the First Refinancing, $20,824 of previously capitalized deferred financing costs were expensed. In addition, $2,394 of the call premium on term loan B and termination costs on interest rate swap contracts of $1,525 were expensed.

        On December 30, 2011, we prepaid $225,000 of principal on our term loan B-1. As a result of this prepayment, $9,289 of deferred financing costs were written off. In accordance with the prepayment provisions of the First Refinancing, no scheduled payments of principal will be required until October 2017.

        On March 21, 2013, NBTY, Holdings, Barclays Bank PLC, as administrative agent, and several other lenders entered into the Third Amendment and Second Refinancing Agreement amending the credit agreement governing NBTY's senior secured credit facilities pursuant to which we repriced NBTY's term loan B-1 under its then existing credit agreement (Second Refinancing). Under the terms of the Second Refinancing, the $1,750,000 term loan B-1 was replaced with a new $1,507,500 (the current principal amount outstanding) term loan B-2. Borrowings under term loan B-2 bear interest at a floating rate which can be, at NBTY's option, either (i) Eurodollar (LIBOR) rate plus an applicable margin, or (ii) base rate plus an applicable margin, in each case, subject to a Eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-2 is 2.50% per annum for Eurodollar (LIBOR) loans and 1.50% per annum for base rate loans. Substantially all other terms are consistent with the original term loan B-1, including the maturity dates. As a result of the Second Refinancing, $4,232 of previously capitalized deferred financing costs as well as $1,151 of the call premium on term loan B-1 were expensed and costs incurred and recorded as deferred financing costs were approximately $15,190, including $13,924 of the call premium paid on term loan B-1, and will be amortized using the effective interest method.

        We must make prepayments on the term loan B-2 facility with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under our senior secured credit facilities unless specifically incurred to refinance a portion of our senior secured credit facilities) and 50% of excess cash flow (such percentage subject to reduction based on achievement of specified total senior secured leverage ratios), in each case, subject to certain reinvestment rights and other exceptions. We are also required to make prepayments under our revolving credit facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under the revolving credit facility exceeds the aggregate amount of commitments in respect of the revolving credit facility.

        In addition, the credit agreement requires the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility (including swingline loans and letters of credit). All other financial covenants required by the senior secured credit facilities were removed as part of the First Refinancing.

        On November 26, 2012, we acquired all of the outstanding shares of Balance Bar Company, a company that manufactures and markets nutritional bars, for a purchase price of approximately $78,000 of cash, subject to certain post-closing adjustments. We drew $80,000 from the revolving portion of our senior secured credit facilities to finance this acquisition. As of March 31, 2013, we repaid $55,000 of this borrowing.

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

        On October 11, 2012 we amended our credit agreement to allow Holdings, our parent company, to issue and sell Holdco Notes. In addition, among other things, the amendment (i) increased the general restricted payments basket to $50,000, (ii) increased the maximum total leverage ratio test which governs the making of restricted payments using Cumulative Credit (as defined in the credit agreement) and (iii) modified the definition of Cumulative Credit so that it conforms to the builder basket used in NBTY's indenture governing the Notes. Interest on the Holdco Notes will be paid via dividends from NBTY to Holdings, to the extent that it is permitted under our credit agreement. Approximately $6,000 of expenses related to the amendment was capitalized as a deferred financing cost and will be amortized using the effective interest method. In conjunction with the amendment, we paid Holdings a cash dividend of approximately $193,956 in October 2012.

        Interest on the Holdco Notes is payable entirely in cash ("Cash Interest") to the extent that it is less than the maximum amount of allowable dividends and distributions, plus cash at Holdings ("Applicable Amount") as defined by the indenture governing the Holdco Notes. For any interest period after May 1, 2013 (other than the final interest period ending at stated maturity), if the Applicable Amount for such interest period will be:

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

        The initial interest payment of the Holdco Notes was paid in cash.

        As part of the offering of the Holdco Notes, Holdings entered into a registration rights agreement which requires Holdings to file a registration statement to offer to exchange the outstanding Holdco

Notes for a like principal amount of exchange notes in a registered offering within 270 days after October 17, 2012, and for Holdings to use its commercially reasonable efforts to consummate the exchange offer within 360 days after October 17, 2012. Holdings filed a Registration Statement on Form S-4 to register the Holdco Notes on February 22, 2013, and is awaiting effectiveness from the Securities and Exchange Commission.

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

        Our ability to make payments on and to refinance our indebtedness, including the Notes and Holdco Notes, will depend on our ability to generate cash in the future. We believe that our cash on hand, together with cash from operations and, if required, as of March 31, 2013 we have borrowing capacity of $175,000 under the revolving portion of our senior secured credit facilities, will be sufficient for our cash requirements for the next twelve months.

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

        We expect our fiscal 2013 capital expenditures to be consistent with recent periods.

        The following table sets forth, for the periods indicated, cash balances and working capital:

	As of March 31, 2013	As of September 30, 2012
Cash and cash equivalents	$142,076	$315,136
Working capital (including cash and cash equivalents)	$671,568	$882,495

        The decrease in working capital of $210,927 at March 31, 2013 as compared to September 30, 2012 was primarily due to the dividend payment of $193,956.

        We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. As of March 31, 2013, cash and cash equivalents of $92,120 was held by our foreign subsidiaries and are subject to U.S. income taxes upon repatriation to the U.S. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law. However, during fiscal 2013, we plan to indefinitely reinvest $28,000 of our foreign earnings outside of the U.S. for capital expenditures.

        The following table sets forth, for the periods indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012
Cash flow provided by operating activities	$142,087	$75,467
Cash flow used in investing activities	$(134,694)	$(21,675)
Cash flow used in financing activities	$(176,343)	$(229,375)
Inventory turnover	2.3	2.4
Days sales (Wholesale) outstanding in accounts receivable	34	31

        Cash provided by operating activities during the six months ended March 31, 2013 was mainly attributable to net income, reductions in inventories and changes in accounts payable and accrued expenses and other liabilities. Cash provided by operating activities during the six months ended March 31, 2012 was primarily attributable to income from operations and increased accounts payable, partially offset by increases in inventory and accounts receivable and decreases in accrued expenses and other liabilities.

        During the six months ended March 31, 2013, cash flows used in investing activities consisted of cash paid for acquisitions and the purchases of property, plant and equipment. During the six months ended March 31, 2012 cash flows used in investing activities included the purchases of property, plant and equipment. The significant increase in purchases of property plant and equipment is due to the implementation of a new ERP system, as well as continued investments in new facilities.

        For the six months ended March 31, 2013, cash flows used in financing activities related to dividends paid to Holdings, payments of our revolving credit facility and payments for financing fees related to the refinancing of our term loan B-1, partially offset by borrowings under the revolving credit facility, which were used to fund the acquisition of Balance Bar. During the six months ended March 31, 2012 cash flows used in financing activities included the principal payments under long-term debt agreements.

Consolidated EBITDA

        EBITDA consists of earnings before interest expense, taxes, depreciation and amortization. Consolidated EBITDA, as defined in our senior secured credit facilities, as amended, eliminates the impact of a number of items we do not consider indicative of our ongoing operating performance. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. Consolidated EBITDA is a component of certain covenants under our senior secured credit facilities. We present Consolidated EBITDA because our senior secured credit facilities provide for certain total senior secured leverage ratio thresholds calculated on a period of four consecutive fiscal quarters, with respect to Consolidated EBITDA and the senior secured debt which can be reduced by unrestricted cash-on-hand up to a maximum of $150 million during any fiscal quarter end that revolving loans or letters of credit (to the extent not cash collateralized) are outstanding or at the time of incurrence of revolving loans. The maximum senior secured leverage ratio thresholds, to the extent then applicable, are as follows: 4.25 to 1.00 in fiscal 2013; 4.00 to 1.00 in fiscal 2014; 3.75 to 1.00 in fiscal 2015; 3.50 to 1.00 in fiscal 2016 and 3.25 to 1.00 in fiscal 2017. Furthermore, we consider both EBITDA and Consolidated EBITDA because we consider these items to be important supplemental measures of our performance and believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industries with similar capital structures. We believe issuers of debt securities also present EBITDA and Consolidated EBITDA because investors, analysts and rating agencies consider it useful in measuring the ability of those issuers to meet debt service obligations. We believe that these items are appropriate supplemental measures of debt service capacity, because cash expenditures for interest are, by definition, available to pay interest, and tax expense is inversely correlated to interest expense because tax expense goes down as deductible interest expense goes up; and depreciation and amortization are non-cash charges.

        The computation of our senior secured leverage ratio, to the extent then applicable, is as follows:

		March 31, 2013	March 31, 2012
Senior secured debt		$1,532,500	$1,507,500
Less up to $150,000 unrestricted cash balance		(132,237)	(150,000)

	(a)	$1,400,263	$1,357,500

Consolidated EBITDA (Four consecutive quarters ended March 31)	(b)	$543,085	$555,293

Senior Secured Leverage Ratio	(a /b)	2.58x	2.44x
Maximum Allowed (per the senior secured credit facilities to the extent then applicable)		4.25x	4.50x

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

        The following table reconciles net income to EBITDA and Consolidated EBITDA (as defined in our senior secured credit facilities) for the three and six months ended and four consecutive quarters ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012	Four consecutive quarters ended March 31, 2013	Four consecutive quarters ended March 31, 2012
Net income	$(10,401)	$34,193	$34,770	$61,276	$119,965	$174,793
Interest expense	41,516	36,700	78,648	85,900	151,336	164,645
Income tax (benefit) expense	(7,649)	16,840	15,621	30,180	41,639	45,434
Depreciation and amortization	29,279	26,325	52,670	52,319	104,725	104,842

EBITDA	52,745	114,058	181,709	229,675	417,665	489,714
Severance costs(a)	17,361	1,139	21,017	1,449	21,914	4,892
Stock-based compensation(b)	735	618	1,040	1,499	2,221	2,601
Management fee(c)	750	750	1,500	1,500	3,000	3,000
Inventory fair value adjustment(d)	1,294	—	2,417	—	2,417	—
Pro forma cost savings(e)	14,305	7,452	28,610	14,152	57,218	28,304
Other items(f)	28,971	2,719	35,015	6,722	74,134	16,662
Consulting fees(g)	5,293	4,083	11,064	5,787	20,847	10,120
Limitation on certain EBITDA adjustments(h)	(14,083)	—	(28,166)	—	(56,331)	—

Consolidated EBITDA	$107,371	$130,819	$254,206	$260,784	$543,085	$555,293

(a)
Reflects the exclusion of severance costs incurred at various subsidiaries of the Company. Included in the three months and six months and four consecutive quarters ended March 31, 2013 are workforce reduction costs of $16,901 relating to the facility restructuring.

(b)
Reflects the exclusion of non-cash expenses related to stock options.

(c)
Reflects the exclusion of the Carlyle consulting fee.

(d)
Reflects the exclusion of the sell-through of the increased fair value of opening inventory at time of acquisition required under acquisition accounting.

(e)
Reflects three and six months and four consecutive quarters of prospective savings in accordance with the Credit Agreement; specifically, the amount of cost savings expected to be realized from operating expense reductions and other operating improvements as a result of specified actions taken or initiated, less the amount of any actual cost savings realized during the period.

(f)
Reflects the exclusion of various items, as permitted in our senior secured credit facilities, which among other items includes: restructuring charges, business optimization expenses, ineffectiveness on certain derivative instruments, gains and losses on dispositions and integration costs associated with acquisitions. Including the Julian Graves Limited impairment and deconsolidation loss of $27,509 which was recorded in the four consecutive quarters ended March 31, 2013 and $8,160 of facility restructuring charges in the three months and six months and four consecutive quarters ended March 31, 2013.

(g)
Reflects the exclusion of consulting fees, as permitted in our senior secured credit facilities, for items such as business optimization consulting.

(h)
In accordance with the definition of Consolidated EBITDA under our senior secured credit facilities, this represents the limitation of certain Consolidated EBITDA adjustments such as pro forma cost savings, restructuring charges, business optimization expenses and integration costs associated with acquisitions that exceed 10% of Consolidated EBITDA for the applicable period, before giving effect to these adjustments.

Off-Balance Sheet Arrangements

        See description of the Holdco Notes above for off-balance sheet arrangements.

Seasonality

        We believe that our business is not seasonal in nature. However, we have historically experienced, and expect to continue to experience, variations in our net sales and operating results from quarter to quarter. The factors that influence this variability of quarterly results include general economic and industry conditions affecting consumer spending, changing consumer demands and current news on nutritional supplements, the timing of our introduction of new products, promotional program incentives offered to customers, the timing of catalog promotions, the level of consumer acceptance of new products and actions of competitors. Accordingly, a comparison of our results of operations from consecutive periods is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future performance. Additionally, we may experience higher net sales in a quarter depending upon when we have engaged in significant promotional activities.

Foreign Currency

        Approximately 32% and 33% of our net sales during the six months ended March 31, 2013 and 2012, respectively, were denominated in currencies other than U.S. dollars, principally British pounds and to a lesser extent euros, Canadian dollars and Chinese yuan. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on us, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	March 31, 2013	September 30, 2012
Total Assets	25%	25%
Total Liabilities	4%	5%

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. dollars. This process results in translation rate gains and losses, which are included as a separate component of stockholders' equity under the caption "Accumulated other comprehensive loss."

        During the six months ended March 31, 2013 and 2012, translation (losses) gains of ($54,309) and $21,216, respectively, were included in determining other comprehensive income. Cumulative translation (losses) gains of approximately ($51,398) and $2,911 were included as part of accumulated other comprehensive income within the consolidated balance sheet at March 31, 2013 and September 30, 2012, respectively.

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

        Net sales denominated in foreign currencies were approximately $492,084, or 31.8% of total net sales, for the six months ended March 31, 2013. A majority of our foreign currency exposure is denominated in British pounds and Canadian dollars. For the six months ended March 31, 2013, as compared to the prior comparable period, the British pound increased 0.5% as compared to the U.S. dollar and the Canadian dollar increased 1.3% as compared to the U.S. dollar. The combined effect of the changes in these currency rates resulted in an increase of $2,245 in net sales and an increase of $347 in operating income.

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

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. Assuming our senior secured credit facilities are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on our senior secured credit facilities by approximately $1,199 per year.

 NBTY, Inc.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2013, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NBTY, Inc.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Stock Purchases

        On May 11, 2010, a putative class-action, captioned John F. Hutchins v. NBTY, Inc., et al, was filed in the United States District Court, Eastern District of New York, against NBTY and certain current and former officers, claiming that the defendants made false material statements, or concealed adverse material facts, for the purpose of causing members of the class to purchase NBTY stock at allegedly artificially inflated prices. An amended complaint, seeking unspecified compensatory damages, attorneys' fees and costs, was served on February 1, 2011. The Company moved to dismiss the amended complaint on March 18, 2011 and that motion was denied on March 6, 2012. On September 28, 2012, the court set a January 22, 2013 trial date. On November 12, 2012, at a mediation, the parties reached an agreement in principle, subject to agreement on settlement documentation and court preliminary approval to settle the claims for $6 million, to be paid from insurance proceeds. In February 2013, the court signed an order preliminarily approving the proposed settlement and setting a hearing on June 5, 2013 to determine whether the settlement should receive final approval.

Glucosamine-Based Dietary Supplements

        Beginning in June 2011, certain putative class actions have been filed in various jurisdictions against the Company, its subsidiary Rexall Sundown, Inc. ("Rexall"), and/or other companies as to which NBTY may have duty to defend and indemnify, challenging the marketing of glucosamine- based dietary supplements, under various states' consumer protection statutes. The lawsuits against the Company and its subsidiaries are: Cardenas v. NBTY, Inc. and Rexall Sundown, Inc. (filed June 14, 2011) in the United States District Court for the Eastern District of California, on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus punitive damages and injunctive relief; Jennings v. Rexall Sundown, Inc. (filed August 22, 2011 in the United States District Court for the District of Massachusetts, on behalf of a putative class of Massachusetts consumers seeking unspecified trebled compensatory damages), and Nunez v. NBTY, Inc. et al. (filed March 1, 2013) in the United States District Court for the Southern District of California, on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus injunctive relief, as well as other cases in California and Illinois against certain wholesale customers as to which the Company may have certain indemnification obligations. The cases are in various stages of discovery, with the following exceptions: in one of the Illinois cases, a motion to dismiss was granted with leave to appeal, the Jennings case is trial ready for a trial of limited issues, and the Nunez case is newly filed.

        In March 2013, the Company agreed upon a proposed settlement with the plaintiffs which includes all cases and resolves all pending claims without any admission of or concession of liability by the Company. The parties have signed settlement documentation which has been submitted for court approval providing for a release of all claims in return for payments to the class, together with attorneys' fees, and notice and administrative costs estimated to be in the range of $8,000 to $15,000. Until such settlement is approved and entered by the court, however, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of the defendant. NBTY recorded a provision of $12,000 as the Company's best estimate associated with this proposed settlement during the fiscal quarter ended March 31, 2013.

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

 NBTY, Inc.
Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of NBTY, Inc. (Incorporated by reference to Exhibit 3.1 to NBTY's Registration Statement on Form S-4 (No. 333-172973) (the "Registration Statement").
3.2	Second Amended and Restated By-Laws of NBTY, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement).
4.1	Fifth Supplemental Indenture, dated April 1, 2013 among NBTY, Inc., Perfectly Pure, LLC and The Bank of New York Mellon.*
10.1
Third Amendment and Second Refinancing Agreement, dated March 21, 2013, by and among NBTY, Inc. as Borrower, Alphabet Holding Company, Inc., Barclays Bank PLC as Lead Arranger and Bookrunner, Barclays Bank PLC as Administrative Agent, and the banks and other financial institutions party thereto as lenders (Incorporated by reference to NBTY's Form 8-K, filed March 21, 2013).
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

NBTY, INC. (Registrant)
Date: May 13, 2013	By:	/s/ JEFFREY NAGEL Jeffrey Nagel Chief Executive Officer
Date: May 13, 2013	By:	/s/ MICHAEL D. COLLINS Michael D. Collins Chief Financial Officer