Form 10-Q
period 2013-06-30
NBTY INC
filed 2013-08-08
CIK 70793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        The number of shares of common stock outstanding as of July 31, 2013 was 1,000.

NBTY, Inc.
INDEX

PART I
Item 1. Financial Statements

NBTY, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2013	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$127,384	$315,136
Accounts receivable, net	185,706	160,095
Inventories	704,447	719,596
Deferred income taxes	29,621	26,242
Other current assets	59,111	64,326

Total current assets	1,106,269	1,285,395
Property, plant and equipment, net	549,018	512,679
Goodwill	1,240,047	1,220,315
Intangible assets, net	1,953,726	1,951,804
Other assets	73,911	87,054

Total assets	$4,922,971	$5,057,247

Liabilities and Stockholder's Equity
Current liabilities:
Current portion long-term debt	$284	$—
Accounts payable	240,250	212,548
Accrued expenses and other current liabilities	198,480	190,352

Total current liabilities	439,014	402,900
Long-term debt	2,158,657	2,157,500
Deferred income taxes	751,047	726,406
Other liabilities	39,838	65,209

Total liabilities	3,388,556	3,352,015

Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par; one thousand shares authorized, issued and outstanding	—	—
Capital in excess of par	1,556,767	1,554,883
Retained earnings	38,034	168,943
Accumulated other comprehensive loss	(60,386)	(18,594)

Total stockholder's equity	1,534,415	1,705,232

Total liabilities and stockholder's equity	$4,922,971	$5,057,247

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012
Net sales	$802,829	$782,316	$2,349,930	$2,250,510

Costs and expenses:
Cost of sales	424,870	413,886	1,267,635	1,207,766
Advertising, promotion and catalog	48,150	41,312	142,706	129,798
Selling, general and administrative	224,422	211,779	675,388	620,917
Facility restructuring charge	4,944	—	35,144	—

Total costs and expenses	702,386	666,977	2,120,873	1,958,481

Income from operations	100,443	115,339	229,057	292,029

Other income (expense):
Interest	(34,064)	(36,579)	(112,749)	(122,479)
Miscellaneous, net	3,824	(101)	4,284	447

Total other expense	(30,240)	(36,680)	(108,465)	(122,032)

Income from continuing operations before income taxes	70,203	78,659	120,592	169,997
Provision for income taxes on continuing operations	18,953	23,494	34,575	53,463

Income from contining operations	51,250	55,165	86,017	116,534
Loss from discontinued operations, net of income taxes	—	(13,925)	—	(14,019)

Net income	51,250	41,240	86,017	102,515

Other comprehensive income, net of income taxes:
Foreign currency translation adjustment, net of income taxes	(3,733)	(26,733)	(58,042)	(5,517)
Change in fair value of interest rate and cross currency swaps, net of income taxes	2,037	4,351	16,243	1,409

Comprehensive income	$49,554	$18,858	$44,218	$98,407

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012
Cash flows from operating activities:
Net income	$86,017	$102,515
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Impairments and disposals of assets	4,532	206
Loss on discontinued operations	—	14,019
Depreciation of property, plant and equipment	49,821	43,462
Amortization of intangible assets	34,123	32,986
Foreign currency transaction gain	(1,289)	(1,479)
Amortization and write-off of deferred financing fees	16,735	20,154
Stock-based compensation	1,885	2,379
Allowance for doubtful accounts	25	331
Inventory reserves	868	(1,183)
Deferred income taxes	(9,543)	(12,518)
Call premium on term loan	(15,075)	—
Changes in operating assets and liabilities:
Accounts receivable	(23,456)	(17,405)
Inventories	16,609	(36,303)
Other assets	14,120	7,511
Accounts payable	27,818	4,213
Accrued expenses and other liabilities	9,845	(22,828)

Cash provided by operating activities of continuing operations	213,035	136,060

Cash provided by operating activities of discontinued operations	—	1,797

Net cash provided by operating activities	213,035	137,857

Cash flows from investing activities:
Purchase of property, plant and equipment	(96,854)	(41,557)
Proceeds from sale of building	7,548	—
Cash paid for acquisitions, net of cash acquired	(82,472)	—

Cash used in investing activities of continuing operations	(171,778)	(41,557)

Cash used in investing activities of discontinued operations	—	(18)

Net cash used in investing activities	(171,778)	(41,575)

Cash flows from financing activities:
Principal payments under long-term agreements	(442)	(229,375)
Proceeds from borrowings under the revolver	80,000	—
Paydowns of debt under the revolver	(80,000)	—
Dividends paid	(216,926)	—
Payments for financing fees	(7,387)	—
Capital contribution	—	15

Cash used in financing activities of continuing operations	(224,755)	(229,360)

Cash used in financing activities of discontinued operations	—	—

Net cash used in financing activities	(224,755)	(229,360)

Effect of exchange rate changes on cash and cash equivalents	(4,254)	(1,653)

Net decrease in cash and cash equivalents	(187,752)	(134,731)
Change in cash for discontinued operations	—	465
Cash and cash equivalents at beginning of period	315,136	393,335

Cash and cash equivalents at end of period	$127,384	$259,069

Non-cash investing and financing information:
Property, plant and equipment additions included in accounts payable	$10,438	$18,608

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands)

1. Basis of Presentation

        We have prepared these financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") applicable to interim financial information and on a basis that is consistent with the accounting principles applied in our audited financial statements for the fiscal year ended September 30, 2012, including the notes thereto (our "2012 Financial Statements") included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 ("2012 Annual Report"). In our opinion, these financial statements reflect all adjustments (consisting of normal recurring items) necessary for a fair presentation of our results for the interim periods presented. These financial statements do not include all information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Accordingly, these financial statements should be read in conjunction with the 2012 Financial Statements. Results for interim periods are not necessarily indicative of results which may be achieved for a full year.

        Effective October 1, 2012, NBTY, Inc. ("NBTY" or the "Company") reorganized our segments to better align them with how we currently review operating results for the purposes of allocating resources and managing performance. After this reorganization, we continue to have four reportable segments as follows: 1) Wholesale, 2) European Retail, 3) Direct Response/E-Commerce and 4) North American Retail. In accordance with ASC 280, Segment Reporting, we have reclassified all prior period amounts to conform to this new reportable segment presentation. The reclassification of prior period amounts did not have a material impact on the Company's financial statements. (See Note 13 for additional information on our segment presentation.)

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

Accounts Receivable Reserves

        Accounts receivable are presented net of the following reserves:

	June 30, 2013	September 30, 2012
Allowance for sales returns	$12,098	$10,360
Promotional programs incentive allowance	82,234	71,845
Allowance for doubtful accounts	5,419	5,244

	$99,751	$87,449

Recent Accounting Guidance

        In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of AOCI. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance will be effective for us beginning October 1, 2013. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

        In March 2013, the FASB issued guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning for us October 1, 2014. We do not anticipate material impacts on our financial statements upon adoption.

Reclassification

        In accordance with ASC 280, Segment Reporting, we have reclassified all prior period amounts to conform to our new reportable segment presentation. The reclassification of prior period amounts did not have a material impact on the Company's financial statements. (See Note 13)

2. Facility Restructuring Charge

        On March 12, 2013, NBTY initiated a restructuring plan to streamline its operations and improve the profitability and return on invested capital of its manufacturing/packaging and distribution facilities. The restructuring will involve the sale or closure of seven of NBTY's manufacturing/packaging and distribution facilities. Facilities that will be impacted by the restructuring include NBTY's distribution

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

2. Facility Restructuring Charge (Continued)

facilities in Carson, California; South Plainfield, New Jersey and Lyndhurst, New Jersey and manufacturing/packaging facilities in Carson, California; South Plainfield, New Jersey; Lyndhurst, New Jersey and Wilson, North Carolina.

        The restructuring plan commenced in the second quarter of fiscal 2013 and is expected to be completed in fiscal 2014. The restructuring is expected to result in cumulative charges of approximately $35,000 to $41,000 before tax over that period, of which costs related to workforce reductions will range from $16,000 to $17,000; facility costs will range from $6,000 to $10,000 and non-cash charges consist primarily of incremental depreciation ranging from $13,000 to $14,000. All costs associated with this restructuring plan will be reflected in Corporate / Manufacturing.

        Facility restructuring charges for the three months ended June 30, 2013 were $4,880 for excess depreciation, and $64 for other facility costs. Facility restructuring charges for the nine months ended June 30, 2013 were $16,901 for severance and employee related costs, $12,379 for excess depreciation, and $5,864 for other facility costs.

        The following summarizes the restructuring cash charges recorded and reconciles these charges to accrued expenses:

	Workforce Reductions	Facility Costs	Total
Accrued expenses—October 1, 2012	$—	$—	$—
Charges	16,901	5,864	22,765
Cash payments	(1,105)	(533)	(1,638)
Other	—	(64)	(64)

Accrued expenses—June 30, 2013	$15,796	$5,267	$21,063

3. Discontinued Operations

Julian Graves

        On July 2, 2012, in accordance with the provisions of the United Kingdom Insolvency Act of 1986 and pursuant to a resolution of the board of directors of Julian Graves Limited, a company organized under the laws of the United Kingdom and Wales (the "UK Debtor") and an indirect, wholly owned subsidiary of the Company, representatives from Deloitte LLP (the "Administrators") were appointed as administrators in respect of the UK Debtor (the "UK Administration"). The UK Administration, which was limited to the UK Debtor, was initiated in response to continuing operating losses of the UK Debtor and their related impact on the Company's cash flows. The effect of the UK Debtor's entry into administration was to place the management, affairs, business and property of the UK Debtor under the direct control of the Administrators. The Administrators have wound the operations down and the final settlement is pending.

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

3. Discontinued Operations (Continued)

        The results of the Julian Graves business included in discontinued operations for the three and nine months ended June 30, 2012 are summarized in the following table.

	Three Months Ended June 30, 2012	Nine Months Ended June 30, 2012
Net sales	$12,640	$43,822
Operating loss, before income taxes	(20,800)	(20,192)
Income tax benefit	(7,280)	(7,067)
Net loss	(13,520)	(13,125)

Le Naturiste

        On August 31, 2012 NBTY sold certain assets and liabilities of our subsidiary Le Naturiste, Inc. for a net sales price of $1,600. The results of the Le Naturiste business included in discontinued operations for the three and nine months ended June 30, 2012 are summarized in the following table:

	Three Months Ended June 30, 2012	Nine Months Ended June 30, 2012
Net sales	$4,523	$14,214
Operating loss, before income taxes	(405)	(894)
Income tax benefit	—	—
Net loss	(405)	(894)

        On May 10, 2013, NBTY received a statement of claim from the purchasers of the assets of Le Naturiste claiming damages for breach of certain representations and warranties included in the related asset purchase agreement. The statement of claim has been filed with an arbitrator in the province of Quebec, Canada. The range of potential loss, if any, cannot be estimated, but any potential damages are not expected to have a material impact on our operating results, financial position or cash flows.

4. Acquisitions

  Balance Bar

        On November 26, 2012, NBTY acquired all of the outstanding shares of Balance Bar Company ("Balance Bar"), a company that manufactures and markets nutritional bars, for a purchase price of $77,978 of cash. NBTY used funds drawn from the revolving portion of our senior secured credit facilities to finance this acquisition.

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

4. Acquisitions (Continued)

        The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of the acquisition. The allocation of the purchase price is as follows:

Cash consideration	$77,978

Allocated to:
Cash and cash equivalents	43
Accounts receivable	3,485
Inventories	8,672
Other current assets	152
Property, plant, and equipment	53
Intangible assets	55,000
Other assets	36
Accounts payable	(2,751)
Accrued expenses and other current liabilities	(167)
Deferred income taxes	(22,045)

Net assets acquired	42,478

Goodwill	$35,500

        The fair values of the net assets acquired were determined using discounted cash flow analyses and estimates made by management. The purchase price was allocated to intangible assets as follows: approximately $35,500 to goodwill, which is non-amortizable under GAAP and is not currently deductible for income tax purposes, approximately $26,000 to tradenames, which are amortizable over 30 years and approximately $29,000 to customer relationships, which are amortizable over 22 years. Amortization of the acquired intangible assets is not currently deductible for income tax purposes. The acquisition of Balance Bar is expected to expand our operations in the Wholesale segment in the distribution of nutritional bars. Additionally, we believe that we can achieve operating expense synergies with the integration of Balance Bar into our corporate structure, which is the primary driver behind the excess of the purchase price paid over the fair value of the assets and liabilities acquired.

  Essenza

        In June 2013, our subsidiary, NBTY Europe Limited, acquired Essenza N.V. ("Essenza"), a Belgian company operating 13 retail stores, for approximately $4,163 (3,200 Euros). The allocation of net assets acquired consisted of cash, inventory, property, plant and equipment, tradename, goodwill, accounts payable and accrued liabilities and long term debt. The goodwill of approximately $3,700 associated with this acquisition is not currently deductible for tax purposes.

        Proforma financial information and actual year to date results related to Essenza and Balance Bar are not provided as their impact was not material to our consolidated financial statements, individually or in the aggregate.

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

5. Inventories

        The components of inventories are as follows:

	June 30, 2013	September 30, 2012
Raw materials	$173,089	$169,735
Work-in-process	23,137	20,637
Finished goods	508,221	529,224

Total	$704,447	$719,596

6. Goodwill and Intangible Assets

        The change in the carrying amount of goodwill by segment for the nine months ended June 30, 2013 is as follows:

	Wholesale	European Retail	Direct Response / E-Commerce	North Amercian Retail	Consolidated
Balance at September 30, 2012	$613,561	$281,025	$317,985	$7,744	$1,220,315
Acquisitions	35,500	4,147	—	—	39,647
Reassignment of goodwill(1)	—	35,000	(53,000)	18,000	—
Foreign currency translation	(7,178)	(12,737)	—	—	(19,915)

Balance at June 30, 2013	$641,883	$307,435	$264,985	$25,744	$1,240,047

(1)
Goodwill was reassigned based on the relative fair values of the elements transferred and the elements remaining in the respective segment. (See Note 13)

        The carrying amounts of acquired other intangible assets for the periods indicated are as follows:

	June 30, 2013		September 30, 2012
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite lived intangible assets:
Brands and customer relationships	$912,134	$106,196	$885,866	$76,893
Tradenames and other	176,837	14,844	151,745	10,686

	1,088,971	121,040	1,037,611	87,579
Indefinite lived intangible assets:
Tradenames	985,795	—	1,001,772	—

Total intangible assets	$2,074,766	$121,040	$2,039,383	$87,579

        Aggregate amortization expense of definite lived intangible assets included in the consolidated statements of income and comprehensive income in selling, general and administrative expenses for the

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Goodwill and Intangible Assets (Continued)

three months ended June 30, 2013, and 2012 was $11,449 and $10,977, respectively. Amortization expense for the nine months ended June 30, 2013, and 2012 was $34,123 and $32,986, respectively.

        Assuming no changes in our intangible assets, estimated amortization expense for each of the five succeeding years will be approximately $46,000 per year.

7. Long-Term Debt

        The components of long-term debt are as follows:

	June 30, 2013	September 30, 2012
Senior Credit Facilities:
Term loan B-2	$1,507,500	$1,507,500
Revolving credit facility	—	—
Notes	650,000	650,000
Other debt—Essenza	1,441	—

	2,158,941	2,157,500
Less: current portion	(284)	—

Total	$2,158,657	$2,157,500

Senior secured credit facilities

        On October 1, 2010 (the "Closing Date"), NBTY entered into our senior secured credit facilities (the "senior secured credit facilities") consisting of a $250,000 revolving credit facility, a $250,000 term loan A and a $1,500,000 term loan B.

        On March 1, 2011 (the "First Refinancing Date"), NBTY, Alphabet Holding Company, Inc. ("Holdings"), as the parent company of NBTY, and Barclays Bank PLC, as administrative agent, and several other lenders entered into the First Amendment and Refinancing Agreement to the credit agreement (the "First Refinancing") pursuant to which NBTY repriced its loans and amended certain other terms under its then existing credit agreement. Under the terms of the First Refinancing, the original $250,000 term loan A and $1,500,000 term loan B were replaced with a new $1,750,000 term loan B-1 and the $250,000 revolving credit facility was modified to $200,000. Substantially all other terms are consistent with the original term loan B, including the amortization schedule of term loan B-1 and maturity dates.

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

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Long-Term Debt (Continued)

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

        In November 2012, NBTY drew $80,000 from the revolving portion of its senior secured credit facilities to finance the acquisition of Balance Bar. As of June 30, 2013, NBTY repaid this borrowing in its entirety.

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

        NBTY must make additional prepayments on term loan B-2 with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under our senior secured credit facilities unless specifically incurred to refinance a portion of our senior secured credit facilities) and 50% of excess cash flow, as defined in the credit agreement (such percentage subject to reduction based on achievement of a certain total senior secured leverage ratio), in each case, subject to certain reinvestment rights and other exceptions. NBTY is also required to make prepayments under our revolving credit facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under the revolving credit facility exceeds the aggregate amount of commitments in respect of the revolving credit facility.

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Long-Term Debt (Continued)

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

        The senior secured credit facilities contain customary negative covenants, including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, amend organizational documents, or change our line of business or fiscal year. In addition, our senior secured credit facilities require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility, including swingline loans and letters of credit. NBTY was in compliance with all covenants under the senior secured credit facilities at June 30, 2013. All other negative financial covenants in the original senior secured credit facilities were removed as part of the First Refinancing.

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

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

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

        The Notes are jointly and severally irrevocably and unconditionally guaranteed by each of NBTY's subsidiaries that is a guarantor under the credit agreement. The Notes are uncollateralized and rank senior in right of payment to existing and future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment to our and our subsidiary guarantors' senior unsecured debt, and are effectively junior to any of NBTY or its subsidiary guarantors' secured debt, to the extent of the value of the collateral securing such debt. The Notes contain certain customary covenants including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, or pay dividends. NBTY was in compliance with all covenants under the Notes at June 30, 2013.

Holdco Notes

        On October 17, 2012, Holdings, our parent company, issued $550,000 in aggregate principal amount of 7.75%/8.50% contingent cash pay senior notes ("Holdco Notes") that mature on November 1, 2017. Interest on the Holdco Notes will accrue at the rate of 7.75% per annum with respect to cash interest and 8.50% per annum with respect to any paid-in-kind interest ("PIK Interest"). Interest on the Holdco Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The first interest payment was made on May 1, 2013. Holdings is a holding company with no operations and has no ability to service interest or principal on the Holdco Notes, other than through dividends it may receive from NBTY. NBTY is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indenture governing the Notes and the senior secured credit facilities. NBTY has not guaranteed the indebtedness of Holdings, nor pledged any of its assets as collateral, and the Holdco Notes are not reflected in NBTY's financial statements. The proceeds from the offering of the Holdco Notes, along with $200,000 of cash on hand from NBTY, as described below, were used to pay transaction fees and expenses and a $722,000 dividend to Holdings' shareholders in October 2012.

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Long-Term Debt (Continued)

        On October 11, 2012, NBTY amended its credit agreement to allow Holdings, our parent company, to issue the Holdco Notes. In addition, among other things, the amendment (i) increased the general restricted payments basket to $50,000, as defined in the credit agreement, (ii) increased the maximum total leverage ratio test which governs the making of restricted payments using Cumulative Credit (as defined in the credit agreement) and (iii) modified the definition of Cumulative Credit so that it conforms to the builder basket used in NBTY's indenture governing the Notes. Interest on the Holdco Notes will be paid via dividends from NBTY to Holdings, to the extent that it is permitted under our credit agreement. Expenses of $6,121 related to the amendment were capitalized as a deferred financing cost and will be amortized using the effective interest method. In conjunction with the amendment, NBTY paid Holdings a dividend of $193,956 in October 2012.

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

        The initial interest payment of the Holdco Notes was paid in cash on May 1, 2013. This was funded by a dividend of $22,970 from NBTY.

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Long-Term Debt (Continued)

        As part of the offering of the Holdco Notes, Holdings entered into a registration rights agreement which required Holdings to file a registration statement to offer to exchange the outstanding Holdco Notes for a like principal amount of exchange notes in a registered offering within 270 days after October 17, 2012. Holdings filed a Registration Statement on Form S-4 to register the Holdco Notes, which was declared effective by the Securities and Exchange Commission on May 16, 2013. On June 21, 2013, $549,925 in aggregate principal amount of the Holdco Notes were exchanged for substantially identical notes that were registered under the Securities Act of 1933, as amended, and therefore are freely tradable.

8. Litigation Summary

Stock Purchases

        On May 11, 2010, a putative class-action, captioned John F. Hutchins v. NBTY, Inc., et al, was filed in the United States District Court, Eastern District of New York, against NBTY and certain current and former officers, claiming that the defendants made false material statements, or concealed adverse material facts, for the purpose of causing members of the class to purchase NBTY stock at allegedly artificially inflated prices. On November 12, 2012, at a mediation, the parties reached an agreement in principle, subject to agreement on settlement documentation and court preliminary approval to settle the claims for $6,000, to be paid from insurance proceeds. On June 5, 2013, the court issued orders approving the plan of distribution of settlement proceeds and awarding attorneys' fees and expenses, and a Final Judgment and Order of Dismissal with Prejudice.

Glucosamine-Based Dietary Supplements

        Beginning in June 2011, certain putative class actions have been filed in various jurisdictions against NBTY, its subsidiary Rexall Sundown, Inc. ("Rexall"), and/or other companies as to which NBTY may have a duty to defend and indemnify, challenging the marketing of glucosamine- based dietary supplements, under various states' consumer protection statutes. The lawsuits against the Company and its subsidiaries are: Cardenas v. NBTY, Inc. and Rexall Sundown, Inc. (filed June 14, 2011) in the United States District Court for the Eastern District of California, on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus punitive damages and injunctive relief; Jennings v. Rexall Sundown, Inc. (filed August 22, 2011 in the United States District Court for the District of Massachusetts, on behalf of a putative class of Massachusetts consumers seeking unspecified trebled compensatory damages), and Nunez v. NBTY, Inc. et al. (filed March 1, 2013) in the United States District Court for the Southern District of California, on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus injunctive relief, as well as other cases in California and Illinois against certain wholesale customers as to which the Company may have certain indemnification obligations. In March 2013, NBTY agreed upon a proposed settlement with the plaintiffs which includes all cases and resolves all pending claims without any admission of or concession of liability by NBTY. The parties have signed settlement documentation providing for a release of all claims in return for payments to the class, together with attorneys' fees, and notice and administrative costs estimated to be in the range of $8,000 to $15,000. The settlement

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

8. Litigation Summary (Continued)

has been preliminarily approved by the court and a Fairness Hearing, at which final approval by the court is anticipated, is scheduled for September 4, 2013. Until such settlement is finally approved and entered by the court, however, no final determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY. However, NBTY recorded a provision of $12,000 as the Company's best estimate associated with this proposed settlement during the fiscal quarter ended March 31, 2013.

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

        The effective income tax rate for the three months ended June 30, 2013 and 2012 was 27.0% and 29.9%, respectively. The effective income tax rate for the nine months ended June 30, 2013 and 2012 was 28.7% and 31.4%, respectively. Our effective tax rate for the three and nine months is lower than the Federal statutory rate generally due to the timing and mixture (foreign and domestic) of income, the impact of the facility restructuring charges and the partial reinvestment of foreign earnings in fiscal 2013 and 2012.

        We accrue interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods. At June 30, 2013, we had $1,732 and $700 accrued for the potential payment of interest and penalties, respectively. As of June 30, 2013, we were subject to U.S. federal income tax examinations for the tax years 2007-2012, and to non-U.S. examinations for the tax years of 2006-2012. In addition, we are generally subject to state and local examinations for fiscal years 2008-2012.

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

        At June 30, 2013, we had a liability of $13,482 for unrecognized tax benefits, the recognition of which would have an effect of $10,574 on income tax expense at the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

9. Income Taxes (Continued)

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

        The following table summarizes liabilities measured at fair value on a recurring basis at June 30, 2013:

	Level 1	Level 2	Level 3
Assets (liabilities):
Current:
Interest rate swaps (included in other current liabilities)	$—	$(5,952)	$—
Cross currency swaps (included in other current liabilities)	$—	$—	$(2,841)
Non-current:
Cross currency swaps (included in other assets)	$—	$—	$426
Interest rate swaps (included in other liabilities)	$—	$(2,004)	$—
Cross currency swaps (included in other liabilities)	$—	$—	$(220)

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

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

        The Company's swap contracts are measured at fair value based on a market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving comparable assets or liabilities. Although non-performance risk of the Company and the counterparty is present in all swap contracts and is a component of the estimated fair values, we do not view non-performance risk to be a significant input to the fair value for the interest rate swap contracts. However, with respect to our cross currency swap contracts, we believe that non-performance risk is higher; therefore, the Company classifies these swap contracts as "Level 3" in the fair value hierarchy and, accordingly, records estimated fair value adjustments based on internal projections and views of those contracts. The performance risk for the cross currency swap contracts as a percentage of the unadjusted liabilities ranged from 20.8% to 56.4% (29.6% weighted average).

        The following table shows the Level 3 activity related to our cross currency swaps for the three and nine months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012
Beginning balance:	$(6,127)	$(18,859)	$(24,862)	$(11,126)
Unrealized gain (loss) on cross currency swaps	3,492	5,009	22,227	(2,724)

Ending balance:	$(2,635)	$(13,850)	$(2,635)	$(13,850)

Interest Rate Swaps

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. During December 2010, we entered into three interest rate swap contracts that were subsequently terminated in connection with the First Refinancing, resulting in a termination payment of $1,525. During March 2011, we entered into three interest rate swap contracts to fix the LIBOR indexed interest rates on a portion of our senior secured credit facilities until the indicated expiration dates of these swap contracts. Each swap contract has an initial notional amount of $333,333 (for a total of one

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

10. Fair Value of Financial Instruments (Continued)

billion dollars), with a fixed interest rate of 1.92% for a four-year term. The notional amount of each swap decreased to $266,666 in December 2012, decreases to $166,666 in December 2013 and has a maturity date of December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior secured credit facilities are swapped for fixed interest payments. These interest rate swap contracts were designated as a cash flow hedge of the variable interest payments on a portion of our term loan debt. Hedge effectiveness will be assessed based on the overall changes in the fair value of the interest rate swap contracts. Any potential ineffectiveness is measured using the hypothetical derivative method. Any ineffectiveness is recognized in current earnings. Hedge ineffectiveness from inception to June 30, 2013 was insignificant.

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

        These cross currency contracts were designated as a net investment hedge to the net investment in our British pound denominated operations. Hedge effectiveness is assessed based on the overall changes in the fair value of the cross currency swap contracts. Any potential hedge ineffectiveness is measured using the hypothetical derivative method and is recognized in current earnings. Hedge ineffectiveness (gain) / loss for the three and nine months ended June 30, 2013 was ($2,065) and $(1,345), respectively. Hedge ineffectiveness (gain)/loss for the three and nine months ended June 30, 2012 was $1,524 and $2,516, respectively.

        The following table shows the effect of the Company's derivative instruments designated as cash flow and net investment hedging instruments for the three and nine months ended June 30, 2013:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2013	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2013
Cash Flow Hedges:
Interest rate swaps	$(695)	$(1,855)	$(2,607)	$(6,029)
Net Investment Hedges:
Cross currency swaps	877	—	12,822	—

Total	$182	$(1,855)	$10,215	$(6,029)

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

10. Fair Value of Financial Instruments (Continued)

Notes

        The fair value of the Notes, based on quoted market prices (Level 2), was approximately $705,250 as of June 30, 2013.

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

        The following customers accounted for the following percentages of the Wholesale segment's net sales and our consolidated net sales for the three and nine months ended June 30, 2013 and 2012, respectively:

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Customer A	22%	21%	13%	13%
Customer B	12%	8%	11%	7%
Customer C	10%	11%	6%	7%

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012
Customer A	22%	23%	13%	14%
Customer B	11%	10%	7%	6%
Customer C	10%	9%	6%	6%

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Business and Credit Concentration (Continued)

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace that customer.

        The following customers accounted for the following percentages of the Wholesale segment's gross accounts receivable as of June 30, 2013 and September 30, 2012, respectively:

	June 30, 2013	September 30, 2012
Customer A	15%	18%
Customer B	13%	9%
Customer C	11%	11%

12. Related Party Transactions

Consulting Agreement—Carlyle

        In connection with the acquisition of NBTY by The Carlyle Group ("Carlyle") which was completed in October 1, 2010, we entered into a consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. Under this agreement, subject to certain conditions, we pay an annual consulting fee to Carlyle of $3,000; we reimburse them for out-of-pocket expenses, and we may pay them additional fees associated with other future transactions. For the three months ended June 30, 2013 and 2012, these fees totaled $750 and are recorded in selling, general and administrative expenses. For the nine months ended June 30, 2013 and 2012, these fees totaled $2,250 and are recorded in selling, general and administrative expenses.

13. Segment Information

        We are organized by segments on a worldwide basis. We evaluate performance based on a number of factors; however, the primary measures of performance are the net sales and income or loss from operations (before corporate allocations) of each segment, as these are the key performance indicators that we review. Operating income or loss for each segment does not include the impact of any intercompany transfer pricing mark-up, corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to, human resources, legal, finance, and various other corporate level activity related expenses. Such unallocated expenses remain within Corporate/Manufacturing.

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

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

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

  •
  European Retail—This segment generates revenue through its 730 Holland & Barrett stores (including franchised stores in the following countries: 23 in each of Singapore and China, seven in each of United Arab Emirates and Cyprus, four in Malta and one in each of Gibraltar and Iceland), 57 GNC (UK) stores in the U.K., 122 De Tuinen stores (including seven franchised locations) in the Netherlands, 47 Nature's Way stores in Ireland and 13 Essenza stores in Belgium which were acquired in June of 2013, as well as internet-based sales from www.hollandandbarret.com, www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and internet under the Puritan's Pride tradename. Catalogs are strategically mailed to customers who order by mail, internet or phone.

  •
  North American Retail—This segment generates revenue through its 423 owned and operated Vitamin World stores selling proprietary brand and third- party products, as well as internet based sales from www.vitaminworld.com.

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Segment Information (Continued)

        The following table represents key financial information of our business segments:

	Wholesale	European Retail	Direct Response/ E-Commerce	North American Retail	Corporate/ Manufacturing(1)	Consolidated
Three Months Ended June 30, 2013:
Net sales	$489,227	$191,692	$63,670	$58,240	$—	$802,829
Income (loss) from operations	65,995	45,478	9,001	7,247	(27,278)	100,443
Depreciation and amortization	9,171	3,544	2,506	609	15,444	31,274
Capital expenditures	177	7,494	2,280	1,475	21,736	33,162
Three Months Ended June 30, 2012:
Net sales	$480,138	$176,460	$66,369	$59,349	$—	$782,316
Income (loss) from operations	74,043	41,748	13,749	7,336	(21,537)	115,339
Depreciation and amortization	8,930	3,209	2,662	716	10,014	25,531
Capital expenditures	131	6,946	81	215	12,518	19,891
Nine Months Ended June 30, 2013:
Net sales	$1,429,103	$557,779	$186,252	$176,796	$—	$2,349,930
Income (loss) from operations	162,886	127,979	32,325	19,995	(114,128)	229,057
Depreciation and amortization	27,319	10,405	7,515	1,851	36,854	83,944
Capital expenditures	407	21,412	3,048	2,900	69,087	96,854
Nine Months Ended June 30, 2012:
Net sales	$1,373,560	$522,590	$179,912	$174,448	$—	$2,250,510
Income (loss) from operations	180,355	116,759	35,807	18,356	(59,248)	292,029
Depreciation and amortization	26,808	9,490	7,980	2,319	29,851	76,448
Capital expenditures	632	16,210	81	503	24,131	41,557

(1)
Includes restructuring charges of $4,944 and $35,144 for the three and nine months ended June 30, 2013, respectively.

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Segment Information (Continued)

  Total assets by segment:

	June 30, 2013	September 30, 2012
Wholesale	$2,558,411	$2,531,145
European Retail	876,523	864,231
Direct Response / E-Commerce	713,526	772,240
North American Retail	109,554	91,510
Corporate / Manufacturing	664,957	798,121

Consolidated assets	$4,922,971	$5,057,247

14. Condensed Consolidating Financial Statements of Guarantors

        The Notes were issued by NBTY and are guaranteed by each of its current and future direct and indirect subsidiaries, subject to certain exceptions. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

  1.
  Condensed consolidating financial statements as of June 30, 2013 and September 30, 2012 and for the three and nine months ended June 30, 2013 and 2012 of (a) NBTY, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis; and

  2.
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

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet
As of June 30, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$21,230	$1,631	$104,523	$—	$127,384
Accounts receivable, net	—	144,991	40,715		185,706
Intercompany	896,510	—	272,540	(1,169,050)	—
Inventories	—	537,557	166,890	—	704,447
Deferred income taxes	—	29,025	596	—	29,621
Other current assets	—	31,252	27,859	—	59,111

Total current assets	917,740	744,456	613,123	(1,169,050)	1,106,269
Property, plant and equipment, net	106,159	283,838	159,021	—	549,018
Goodwill	—	813,688	426,359	—	1,240,047
Intangible assets, net	—	1,627,612	326,114	—	1,953,726
Other assets	—	73,834	77	—	73,911
Intercompany loan receivable	334,033	40,733	—	(374,766)	—
Investments in subsidiaries	3,084,357	—	—	(3,084,357)	—

Total assets	$4,442,289	$3,584,161	$1,524,694	$(4,628,173)	$4,922,971

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$—	$—	$284	$—	$284
Accounts payable	—	183,784	56,466	—	240,250
Intercompany	—	1,169,050	—	(1,169,050)	—
Accrued expenses and other current liabilities	20,958	141,272	36,250	—	198,480

Total current liabilities	20,958	1,494,106	93,000	(1,169,050)	439,014
Intercompany loan payable	—	—	374,766	(374,766)	—
Long-term debt	2,157,500	—	1,157	—	2,158,657
Deferred income taxes	721,559	22,045	7,443	—	751,047
Other liabilities	7,857	8,545	23,436	—	39,838

Total liabilities	2,907,874	1,524,696	499,802	(1,543,816)	3,388,556
Commitments and contingencies
Stockholder's Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,556,767	352,019	301,271	(653,290)	1,556,767
Retained earnings	38,034	1,707,446	759,987	(2,467,433)	38,034
Accumulated other comprehensive (loss) income	(60,386)	—	(36,366)	36,366	(60,386)

Total stockholder's equity	1,534,415	2,059,465	1,024,892	(3,084,357)	1,534,415

Total liabilities and stockholder's equity	$4,442,289	$3,584,161	$1,524,694	$(4,628,173)	$4,922,971

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

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

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$560,753	$268,735	$(26,659)	$802,829

Costs and expenses:
Cost of sales	—	333,113	118,416	(26,659)	424,870
Advertising, promotion and catalog	—	38,315	9,835	—	48,150
Selling, general and administrative	22,320	114,205	87,897	—	224,422
Facility restructuring charge	—	4,944	—	—	4,944

Total costs and expenses	22,320	490,577	216,148	(26,659)	702,386

(Loss) income from operations	(22,320)	70,176	52,587	—	100,443

Other income (expense):
Intercompany interest	4,683	—	(4,683)	—	—
Interest	(34,142)	—	78	—	(34,064)
Miscellaneous, net	—	5,094	(1,270)	—	3,824

Total other expense	(29,459)	5,094	(5,875)	—	(30,240)

(Loss) income before income taxes	(51,779)	75,270	46,712	—	70,203
(Benefit) provision for income taxes	(20,463)	26,337	13,079	—	18,953
Equity in income of subsidiaries	82,566	—	—	(82,566)	—

Net (loss) income	51,250	48,933	33,633	(82,566)	51,250

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment, net of income taxes	(3,733)	—	(2,938)	2,938	(3,733)
Change in fair value of interest rate and cross currency swaps, net of income taxes	2,037	—	—	—	2,037

Comprehensive income (loss)	$49,554	$48,933	$30,695	$(79,628)	$49,554

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$571,522	$240,865	$(30,071)	$782,316

Costs and expenses:
Cost of sales	—	334,807	109,150	(30,071)	413,886
Advertising, promotion and catalog	—	33,068	8,244	—	41,312
Selling, general and administrative	21,316	109,398	81,065	—	211,779

Total costs and expenses	21,316	477,273	198,459	(30,071)	666,977

(Loss) income from operations	(21,316)	94,249	42,406	—	115,339

Other income (expense):
Intercompany interest	2,933	—	(2,933)	—	—
Interest	(36,579)	—	—	—	(36,579)
Miscellaneous, net	—	145	(246)	—	(101)

Total other expense	(33,646)	145	(3,179)	—	(36,680)

(Loss) income from continuing operations before income taxes	(54,962)	94,394	39,227	—	78,659
(Benefit) provision for income taxes on continuing operations	(14,589)	33,037	5,046	—	23,494

(Loss) income from contining operations	(40,373)	61,357	34,181	—	55,165
Equity in income of subsidiaries	81,613	—	—	(81,613)	—
Loss from discontinued operations, net of income taxes	—	—	(13,925)	—	(13,925)

Net income	41,240	61,357	20,256	(81,613)	41,240

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment, net of income taxes	(26,733)	—	(22,462)	22,462	(26,733)
Change in fair value of interest rate and cross currency swaps, net of income taxes	4,351	—	—	—	4,351

Comprehensive income (loss)	$18,858	$61,357	$(2,206)	$(59,151)	$18,858

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Income
Nine Months Ended June 30, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,652,669	$773,718	$(76,457)	$2,349,930

Costs and expenses:
Cost of sales	—	1,000,986	343,106	(76,457)	1,267,635
Advertising, promotion and catalog	—	116,449	26,257	—	142,706
Selling, general and administrative	78,844	338,099	258,445	—	675,388
Facility restructuring charge	—	35,144	—	—	35,144

Total costs and expenses	78,844	1,490,678	627,808	(76,457)	2,120,873

(Loss) income from operations	(78,844)	161,991	145,910	—	229,057

Other income (expense):
Intercompany interest	9,595	—	(9,595)	—	—
Interest	(113,070)	—	321	—	(112,749)
Miscellaneous, net	(164)	7,986	(3,538)	—	4,284

Total other expense	(103,639)	7,986	(12,812)	—	(108,465)

(Loss) income before income taxes	(182,483)	169,977	133,098	—	120,592
(Benefit) provision for income taxes	(62,143)	59,450	37,268	—	34,575
Equity in income of subsidiaries	206,357	—	—	(206,357)	—

Net income	86,017	110,527	95,830	(206,357)	86,017

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment, net of income taxes	(58,042)	—	(35,403)	35,403	(58,042)
Change in fair value of interest rate and cross currency swaps, net of income taxes	16,243	—	—	—	16,243

Comprehensive income (loss)	$44,218	$110,527	$60,427	$(170,954)	$44,218

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Income
Nine Months Ended June 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,637,221	$707,526	$(94,237)	$2,250,510

Costs and expenses:
Cost of sales	—	982,346	319,657	(94,237)	1,207,766
Advertising, promotion and catalog	—	107,068	22,730	—	129,798
Selling, general and administrative	58,849	320,848	241,220	—	620,917

Total costs and expenses	58,849	1,410,262	583,607	(94,237)	1,958,481

(Loss) income from operations	(58,849)	226,959	123,919	—	292,029

Other income (expense):
Intercompany interest	8,538	—	(8,538)	—	—
Interest	(122,479)	—	—	—	(122,479)
Miscellaneous, net	222	2,047	(1,822)	—	447

Total other expense	(113,719)	2,047	(10,360)	—	(122,032)

(Loss) income from continuing operations before income taxes	(172,568)	229,006	113,559	—	169,997
(Benefit) provision for income taxes on continuing operations	(52,580)	80,152	25,891	—	53,463

(Loss) income from contining operations	(119,988)	148,854	87,668	—	116,534
Equity in income of subsidiaries	222,503	—	—	(222,503)	—
Loss from discontinued operations, net of income taxes	—	—	(14,019)	—	(14,019)

Net income	102,515	148,854	73,649	(222,503)	102,515

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment, net of income taxes	(5,517)	—	(5,674)	5,674	(5,517)
Change in fair value of interest rate and cross currency swaps, net of income taxes	1,409	—	—	—	1,409

Comprehensive income (loss)	$98,407	$148,854	$67,975	$(216,829)	$98,407

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$168,442	$29,082	$15,511	$—	$213,035

Cash flows from investing activities:
Purchase of property, plant and equipment	(36,172)	(37,062)	(23,620)	—	(96,854)
Proceeds from sale of building	7,548	—	—	—	7,548
Cash paid for acquisitions, net of cash acquired	(77,936)	(4,536)	—	—	(82,472)

Cash used in investing activities	(106,560)	(41,598)	(23,620)	—	(171,778)

Cash flows from financing activities:
Principal payments under long-term debt agreements	—	(442)	—	—	(442)
Proceeds from borrowings under the revolver	80,000	—	—	—	80,000
Paydowns of debt under the revolver	(80,000)	—	—	—	(80,000)
Payments for financing fees	(7,387)	—	—	—	(7,387)
Dividends paid	(216,926)	—	—	—	(216,926)

Cash used in financing activities	(224,313)	(442)	—	—	(224,755)

Effect of exchange rate changes on cash and cash equivalents	—	—	(4,254)	—	(4,254)

Net decrease in cash and cash equivalents	(162,431)	(12,958)	(12,363)	—	(187,752)
Cash and cash equivalents at beginning of period	183,661	14,589	116,886	—	315,136

Cash and cash equivalents at end of period	$21,230	$1,631	$104,523	$—	$127,384

NBTY, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities of continuing operations	$60,979	$7,886	$67,195	$—	$136,060

Cash provided by operating activities of discontinued operations	—	—	1,797	—	1,797

Net cash provided by operating activities	60,979	7,886	68,992	—	137,857

Cash flows from investing activities:
Purchase of property, plant and equipment	(16,902)	(10,106)	(14,549)	—	(41,557)

Cash used in investing activities of continuing operations	(16,902)	(10,106)	(14,549)	—	(41,557)

Cash used in investing activities of discontinued operations	—	—	(18)	—	(18)

Net cash used in investing activities	(16,902)	(10,106)	(14,567)	—	(41,575)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(229,375)	—	—	—	(229,375)
Proceeds from stock options exercised	15	—	—	—	15

Cash used in financing activities of continuing operations	(229,360)	—	—	—	(229,360)

Cash used in financing activities of discontinued operations	—	—	—	—	—

Net cash used in financing activities	(229,360)	—	—	—	(229,360)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,653)	—	(1,653)

Net (decrease) increase in cash and cash equivalents	(185,283)	(2,220)	52,772	—	(134,731)
Change in cash for discontinued operations	—	—	465	—	465
Cash and cash equivalents at beginning of period	261,098	3,288	128,949	—	393,335

Cash and cash equivalents at end of period	$75,815	$1,068	$182,186	$—	$259,069

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

Executive Summary

        We are the leading global vertically integrated manufacturer, distributor and retailer of a broad line of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. We currently market approximately 25,000 SKUs, including numerous private-label and owned brands, such as: Nature's Bounty®, Ester-C®, Balance Bar®, Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, Flex-A-Min®, SISU®, Knox®, Sundown®, Rexall®, Pure Protein®, Body Fortress®, Worldwide Sport Nutrition®, Natural Wealth®, Puritan's Pride®, Holland & Barrett®, GNC (UK)®, Physiologics®, De Tuinen®, Essenza®, and Vitamin World®. Our vertical integration includes purchasing raw materials and formulating and manufacturing products, which we then market through four channels of distribution.

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

  •
  European Retail—This segment generates revenue through its 730 Holland & Barrett stores (including franchised stores in the following countries: 23 in each of Singapore and China, seven in each of United Arab Emirates and Cyprus, four in Malta and one in each of Gibraltar and Iceland), 57 GNC (UK) stores in the U.K., 122 De Tuinen stores (including seven franchised locations) in the Netherlands , 47 Nature's Way stores in Ireland and 13 Essenza stores in Belgium which were acquired in June of 2013, as well as internet-based sales from www.hollandandbarret.com, www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees. The European Retail segment now includes the results of the European direct response/e-commerce business, which was previously reported in the Direct Response/E-Commerce segment.

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

  •
  North American Retail—This segment generates revenue through its 423 owned and operated Vitamin World stores selling proprietary brand and third-party products, as well as internet-based sales from www.vitaminworld.com. The North American Retail segment now includes the results of Vitamin World's e-commerce business, which was previously reported in the Direct Response/E-Commerce segment.

        Operating data for each of the four distribution channels does not include the impact of any intercompany transfer pricing mark-up, corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to, the following: human resources, legal, finance and various other corporate-level activity related expenses. We attribute such unallocated expenses to Corporate/Manufacturing.

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

        The restructuring plan commenced in the second quarter of fiscal 2013 and is expected to be completed in fiscal 2014. The restructuring is expected to result in cumulative charges of approximately $35,000 to $41,000 before tax over that period, of which non-cash charges consist primarily of incremental depreciation ranging from $13,000 to $14,000.

        Facility restructuring charges for the three months ended June 30, 2013 were $4,880 for excess depreciation, and $64 for other facility costs. Facility restructuring charges for the nine months ended June 30, 2013 were $16,901 for severance and employee related costs, $12,379 for excess depreciation, and $5,864 for other facility costs. As a result of this restructuring, annual savings are expected to be approximately $35,000.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012:

  Net Sales

        Net sales by segment for the three months ended June 30, 2013 as compared with the prior comparable period were as follows:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale	$489,228	60.9%	$480,138	61.4%	$9,090	1.9%
European Retail	191,692	23.9%	176,460	22.6%	15,232	8.6%
Direct Response/E-Commerce	63,670	7.9%	66,369	8.5%	(2,699)	-4.1%
North American Retail	58,239	7.3%	59,349	7.6%	(1,110)	-1.9%

Net sales	$802,829	100.0%	$782,316	100.0%	$20,513	2.6%

Wholesale

        Net sales for the Wholesale segment increased $9,090, or 1.9%, to $489,228 for the three months ended June 30, 2013, as compared to the prior comparable period. This increase is due to $34,245 higher net sales of our branded products, both domestically and internationally, partially offset by

$25,155 lower net sales to certain contract manufacturing and private label products. Domestic branded net sales increased $19,417 and international branded net sales increased $14,828 for the three months ended June 30, 2013, as compared to the prior comparable period.

        We continue to adjust shelf space allocation among our numerous wholesale brands to provide the best overall product mix and to respond to changing market conditions. Wholesale continues to leverage valuable consumer sales information obtained from our North American Retail and Direct Response/E-Commerce segments to provide its Wholesale customers with data and analyses to drive their sales.

        We use targeted promotions to grow overall sales. Promotional programs and rebates were 13.4% of sales for the three months ended June 30, 2013, as compared to 12.6% of sales for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were 1.0% of sales for each of the three months ended June 30, 2013 and 2012. Product returns for the three months ended June 30, 2013 and 2012 are primarily attributable to returns in the ordinary course of business. We expect product returns relating to normal operations to trend between 1% and 2% of Wholesale sales in future quarters.

        The following customers accounted for the following percentages of the Wholesale segment's net sales and our consolidated net sales for the three months ended June 30, 2013 and 2012, respectively:

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Customer A	22%	21%	13%	13%
Customer B	12%	8%	11%	7%
Customer C	10%	11%	6%	7%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace that customer.

  European Retail

        Net sales for this segment increased $15,232, or 8.6%, to $191,692 for the three months ended June 30, 2013, as compared to the prior comparable period. This increase is attributable to more successful promotional activity and additional stores opened or acquired during the period. In addition, the average exchange rate of the British pound to the US dollar decreased 3.0% as compared to the prior comparable period. In local currency, net sales increased 10.8% and sales for stores open more than one year (same store sales include internet sales) increased 6.7% as compared to the prior comparable period.

        The following is a summary of European Retail store activity for the three months ended June 30, 2013 and 2012:

European Retail stores:	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Company-owned stores
Open at beginning of the period	871	838
Opened during the period	12	8
Acquired durring the period	13	—
Closed during the period	—	(4)

Open at end of the period	896	842

Franchised stores
Open at beginning of the period	59	28
Opened during the period	15	6
Closed during the period	(1)	(1)

Open at end of the period	73	33

Total company-owned and franchised stores
Open at beginning of the period	930	866
Opened during the period	27	14
Acquired durring the period	13	—
Closed during the period	(1)	(5)

Open at end of the period	969	875

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales decreased by $2,699, or 4.1%, for the three months ended June 30, 2013 as compared to the prior comparable period. A change in our promotional calendar contributed to this decline. E-commerce net sales comprised 67.6% of total Direct Response/E-Commerce net sales for the three months ended June 30, 2013 as compared to 62.5% in the prior comparable period. We remain among the leaders for vitamin and nutritional supplements in the direct response and e-commerce sectors, and we continue to increase the number of products available via our catalog and websites.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical results reflect this pattern and therefore this division should be viewed on an annual, and not quarterly, basis.

  North American Retail

        Net sales for this segment decreased $1,110, or 1.9%, to $58,239 for the three months ended June 30, 2013 as compared to the prior comparable period. Same store sales (including internet sales) remained relatively consistent with a minor decrease of 0.4%.

        The following is a summary of Vitamin World store activity for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Open at beginning of the period	425	434
Closed during the period	(2)	(4)

Open at end of the period	423	430

  Cost of Sales

        Cost of sales for the three months ended June 30, 2013 as compared with the prior comparable period was as follows:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	$ change	% change
Cost of sales	$424,870	$413,886	$10,984	2.7%
Percentage of net sales	52.9%	52.9%

        Cost of sales as a percentage of net sales remained consistent. This was primarily a result of increased sales in our Wholesale segment of our branded products which have higher margins, offset by costs at our facilities which were not absorbed by certain private label and contract manufacturing products due to lower demand (which we expect to be addressed with the supply chain restructuring discussed above at "—Plan of Restructuring").

        Due to competitive pressure in the private label business, the cost of sales for our private label business as a percentage of net sales could fluctuate. This would adversely affect gross profits during the affected periods. To address these matters we continuously seek to implement additional improvements in our supply chain and we are increasing our focus on our branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses for the three months ended June 30, 2013, as compared to the prior comparable period were as follows:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	$ change	% change
Advertising, promotion and catalog	$48,150	$41,312	$6,838	16.6%
Percentage of net sales	6.0%	5.3%

        The $6,838, or 16.6%, increase in advertising, promotion and catalog expense primarily related to increased spending on advertising in our Wholesale segment as well as increased media and loyalty program costs in our European Retail segment. We continue to increase brand awareness by using more cost effective and targeted methods across all segments.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2013, as compared with the prior comparable period, were as follows:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	$ change	% change
Selling, general and administrative	$224,422	$211,779	$12,643	6.0%
Percentage of net sales	28.0%	27.1%

        The SG&A increase of $12,643, or 6.0%, for the three months ended June 30, 2013, as compared to the prior comparable period, is primarily due to (i) an increase of $3,355 in building and occupancy costs primarily due to additional stores in our European Retail segment, (ii) $3,215 relating to additional costs associated with temporary employees and (iii) $1,474 of additional depreciation and amortization primarily due to the implementation of our new ERP system in the third quarter of fiscal 2013.

  Income from Operations

        Income from operations for the three months ended June 30, 2013 as compared to the prior comparable period was as follows:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	$ change	% change
Wholesale	$65,995	$74,043	$(8,048)	-10.9%
European Retail	45,478	41,748	3,730	8.9%
Direct Response/E-Commerce	9,001	13,749	(4,748)	-34.5%
North American Retail	7,247	7,336	(89)	-1.2%
Corporate	(27,278)	(21,537)	(5,741)	-26.7%

Net sales Total	$100,443	$115,339	$(14,896)	-12.9%

Percentage of net sales	12.5%	14.7%

        The decrease in the Wholesale segment's income from operations was primarily due to the increase in advertising in order to increase brand awareness and SG&A costs (primarily temporary employees). The increase in the European Retail segment's income from operations was the result of higher sales volume offset by increased advertising and SG&A costs (primarily payroll costs and building costs associated with new or acquired stores). The decrease in the Direct Response/E-Commerce segment's income from operations was primarily due to decreased sales and increased cost of sales as a percentage of sales due to additional sales promotions. The North American Retail segment's income from operations remained relatively flat with a decrease in sales and an increase in advertising offset by decreases in SG&A costs. The increase in Corporate/Manufacturing loss from operations was primarily caused by the facility restructuring.

  Interest Expense

        Interest expense for the three months ended June 30, 2013 decreased over the prior comparable period due to the refinancing of our Term loan B-1 in the quarter ended March 31, 2013 partially offset by additional interest on our revolving credit facility as we drew down $80,000 in November 2012 to fund the acquisition of Balance Bar, which has been repaid in its entirety as of June 30, 2013. See "Liquidity and Capital Resources" for a description of the senior secured credit facilities and the Notes.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended June 30, 2013 and 2012 was 27.0% and 29.9%, respectively. The effective income tax rate was lower for the three months ended June 30, 2013 primarily due to the timing and mixture (foreign and domestic) of income and the impact of the facility restructuring charges.

Nine months Ended June 30, 2013 Compared to the Nine months Ended June 30, 2012:

  Net Sales

        Net sales by segment for the nine months ended June 30, 2013 as compared with the prior comparable period were as follows:

	Nine Months Ended June 30, 2013		Nine Months Ended June 30, 2012
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale	$1,429,103	60.8%	$1,373,560	61.0%	$55,543	4.0%
European Retail	557,779	23.7%	522,590	23.2%	35,189	6.7%
Direct Response/E-Commerce	186,252	7.9%	179,912	8.0%	6,340	3.5%
North American Retail	176,796	7.5%	174,448	7.8%	2,348	1.3%

Net sales	$2,349,930	100.0%	$2,250,510	100.0%	$99,420	4.4%

Wholesale

        Net sales for the Wholesale segment increased $55,543, or 4.0%, to $1,429,103 for the nine months ended June 30, 2013, as compared to the prior comparable period. This increase is due to $101,611 higher net sales of our branded products both, domestically and internationally, partially offset by a decrease of $46,068 in net sales to certain contract manufacturing and private label products. Domestic branded net sales increased $69,875 and international branded net sales increased $31,736 for the nine months ended June 30, 2013, as compared to the prior comparable period.

        We continue to adjust shelf space allocation among our numerous wholesale brands to provide the best overall product mix and to respond to changing market conditions. Wholesale continues to leverage valuable consumer sales information obtained from our North American Retail and Direct Response/E-Commerce segments to provide its Wholesale customers with data and analyses to drive their sales.

        We use targeted promotions to grow overall sales. Promotional programs and rebates were 14.3% of sales for the nine months ended June 30, 2013, as compared to 14.0% of sales for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were 1.3% for the nine months ended June 30, 2013 and 2012. Product returns for the nine months ended June 30, 2013 and 2012 are primarily attributable to returns in the ordinary course of business. We expect returns relating to normal operations to trend between 1% to 2% of Wholesale sales in future quarters.

        The following customers accounted for the following percentages of the Wholesale segment's net sales and our consolidated net sales for the nine months ended June 30, 2013 and 2012, respectively:

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012
Customer A	22%	23%	13%	14%
Customer B	11%	10%	7%	6%
Customer C	10%	9%	6%	6%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our results of operations if we were unable to replace that customer.

  European Retail

        Net sales for this segment increased $35,189, or 6.7%, to $557,779 for the nine months ended June 30, 2013, as compared to the prior comparable period. This increase is attributable to more successful promotional activity and additional stores opened or acquired during the period. In addition, the average exchange rate of the British pound to the U.S. dollar decreased 0.7% as compared to the prior comparable period. In local currency, net sales increased 7.4% and sales for stores open more than one year (same store sales include internet sales) increased 3.6% as compared to the prior comparable period.

        The following is a summary of European Retail store activity for the nine months ended June 30, 2013 and 2012:

European Retail stores:	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012
Company-owned stores
Open at beginning of the period	856	823
Opened during the period	29	23
Acquired durring the period	13	—
Closed during the period	(2)	(4)

Open at end of the period	896	842

Franchised stores
Open at beginning of the period	40	28
Opened during the period	39	6
Closed during the period	(6)	(1)

Open at end of the period	73	33

Total company-owned and franchised stores
Open at beginning of the period	896	851
Opened during the period	68	29
Acquired durring the period	13	—
Closed during the period	(8)	(5)

Open at end of the period	969	875

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased by $6,340, or 3.5%, for the nine months ended June 30, 2013 as compared to the prior comparable period. E-commerce net sales comprised 65.7% of total Direct Response/E-Commerce segment net sales for the nine months ended June 30, 2013 as compared to 60.3% in the prior comparable period. We believe that we remain among the leaders for vitamin and nutritional supplements in the direct response and e-commerce sectors, and we continue to increase the number of products available via our catalog and websites.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical results reflect this pattern and therefore this division should be viewed on an annual, and not quarterly, basis.

  North American Retail

        Net sales for this segment increased $2,348, or 1.3%, to $176,796 for the nine months ended June 30, 2013 as compared to the prior comparable period. Same store sales growth (including internet sales) was 3.0% due to the continued benefit from price increases as well as enhanced store designs, layout and promotions.

        The following is a summary of North American Retail store activity for the nine months ended June 30, 2013 and 2012:

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012
Open at beginning of the period	426	443
Opened during the period	3	—
Closed during the period	(6)	(13)

Open at end of the period	423	430

  Cost of Sales

        Cost of sales for the nine months ended June 30, 2013 as compared with the prior comparable period was as follows:

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012	$ change	% change
Cost of sales	$1,267,635	$1,207,766	$59,869	5.0%
Percentage of net sales	53.9%	53.7%

        Cost of sales as a percentage of net sales remained relatively constant with a 0.2 percentage point increase. This was the result of (i) costs at our facilities which were not absorbed by certain private label and contract manufacturing products due to lower demand (which we expect to be addressed with the supply chain restructuring discussed above at "—Plan of Restructuring"), and (ii) one—time increase of $2,417 in cost of sales related to a fair value adjustment on inventory acquired from Balance Bar, partially offset by increased sales of our branded products which have higher margins.

        Due to competitive pressure in the private label business, the cost of sales for our private label business as a percentage of net sales could fluctuate. This would adversely affect gross profits during the affected periods. To address these matters we continuously seek to implement additional improvements in our supply chain and we are increasing our focus on our branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses for the nine months ended June 30, 2013, as compared to the prior comparable period were as follows:

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012	$ change	% change
Advertising, promotion and catalog	$142,706	$129,798	$12,908	9.9%
Percentage of net sales	6.1%	5.8%

        The $12,908, or 9.9%, increase in advertising, promotion and catalog expense primarily related to increased spending on advertising in our Wholesale segment to increase brand awareness. We continue to increase brand awareness by using more cost effective and targeted methods across all segments.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") for the nine months ended June 30, 2013, as compared with the prior comparable period were as follows:

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012	$ change	% change
Selling, general and administrative	$675,388	$620,917	$54,471	8.8%
Percentage of net sales	28.7%	27.6%

        The SG&A increase of $54,471 or 8.8%, for the nine months ended June 30, 2013, as compared to the prior comparable period, is primarily due to (i) an increase of $19,235 in professional fees and accruals primarily due to the accrual of the estimated settlement amount of the glucosamine product litigation as well as payments to consultants assisting us in implementing supply chain enhancements; (ii) an increase in payroll and employee benefit costs of $7,395 due to annual merit increases and amounts accrued for severance; (iii) and an increase of $7,031 in building occupancy costs and real estate taxes primarily due to increased stores in our European Retail.

  Income from Operations

        Income from operations for the nine months ended June 30, 2013 as compared to the prior comparable period was as follows:

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012	$ change	% change
Wholesale	$162,886	$180,355	$(17,469)	-9.7%
European Retail	127,979	116,759	11,220	9.6%
Direct Response/E-Commerce	32,325	35,807	(3,482)	-9.7%
North American Retail	19,995	18,356	1,639	8.9%
Corporate	(114,128)	(59,248)	(54,880)	-92.6%

Net sales Total	$229,057	$292,029	$(62,972)	-21.6%

Percentage of net sales	9.7%	13.0%

        The decrease in the Wholesale segment's income from operations was primarily due to the increase in advertising and SG&A costs (primarily payroll and other employee costs and product donations). The increase in the European Retail segment's income from operations was the result of higher sales volume partially offset by increased SG&A costs (primarily payroll and occupancy costs).

The decrease in the Direct Response/E-Commerce segment's income from operations was primarily due to increased cost of sales due to additional sales promotions, as well as increased SG&A costs (primarily payroll), partially offset by increased sales. The increase in North American Retail segment's income from operations is due to the continued benefit from price increases as well as enhanced store designs, layout and promotions and decreased payroll, partially offset by higher advertising costs. The increase in Corporate/Manufacturing loss from operations was primarily caused by the facility restructuring of $35,144, consulting costs in the current period relating to costs for supply chain optimization and the accrual of the estimated settlement amount of the glucosamine product litigation of $12,000.

  Interest Expense

        Interest expense for the nine months ended June 30, 2013 decreased over the prior comparable period due to the refinancing in the second quarter of fiscal 2013 as well as the write-off of deferred financing costs of $9,289 associated with the prior year prepayment of $225,000 of our Term loan B-1, partially offset by the write-off of deferred financing costs of $4,232 and $1,151 of the call premium associated with the refinancing of Term Loan B-1 in the three months ended June 30, 2013 and additional interest on our revolving credit facility as we drew down $80,000 in November 2012 to fund the acquisition of Balance Bar, which has been repaid in its entirety as of June 30, 2013. See "Liquidity and Capital Resources" for a description of the senior secured credit facilities and the Notes.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the nine months ended June 30, 2013 and 2012 was 28.7% and 31.4%, respectively. The effective income tax rate was lower for the nine months ended June 30, 2013 primarily due to the timing and mixture (foreign and domestic) of income and the impact of the facility restructuring charges.

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

        On November 26, 2012, we acquired all of the outstanding shares of Balance Bar Company, a company that manufactures and markets nutritional bars, for a purchase price of approximately $78,000 of cash, subject to certain post-closing adjustments. We drew $80,000 from the revolving portion of our senior secured credit facilities to finance this acquisition. As of June 30, 2013, we repaid all of this borrowing.

        On October 17, 2012, Holdings, our parent company, issued $550,000 senior unsecured notes ("Holdco Notes") that mature on November 1, 2017. Interest on the notes will accrue at the rate of 7.75% per annum with respect to Cash Interest and 8.50% per annum with respect to any paid-in-kind interest ("PIK Interest"). Interest on the Holdco Notes will be payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. Holdings is a holding company with no operations of its own and has no ability to service interest or principal on the Holdco Notes, other than through dividends it may receive from NBTY. NBTY is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indenture governing its notes and the senior secured credit facilities. NBTY has not guaranteed the indebtedness of Holdings, nor pledged any of its assets as collateral and the Holdco Notes are not reflected on NBTY's balance sheet. The proceeds from the offering of the Holdco Notes, along with the $200,000 from NBTY described below, were used to pay transactions fees and expenses and a dividend of approximately $722,000 to Holdings' shareholders.

        On October 11, 2012 we amended our credit agreement to allow Holdings, our parent company, to issue and sell Holdco Notes. In addition, among other things, the amendment (i) increased the general restricted payments basket to $50,000, (ii) increased the maximum total leverage ratio test which governs the making of restricted payments using Cumulative Credit (as defined in the credit agreement) and (iii) modified the definition of Cumulative Credit so that it conforms to the builder basket used in NBTY's indenture governing the Notes. Interest on the Holdco Notes will be paid via dividends from NBTY to Holdings, to the extent that it is permitted under our credit agreement. Approximately $6,000 of expenses related to the amendment was capitalized as a deferred financing cost and will be amortized using the effective interest method. In conjunction with the amendment, NBTY paid Holdings a cash dividend of approximately $193,956 in October 2012.

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

        As part of the offering of the Holdco Notes, Holdings entered into a registration rights agreement which requires Holdings to file a registration statement to offer to exchange the outstanding Holdco Notes for a like principal amount of exchange notes in a registered offering within 270 days after October 17, 2012. Holdings filed a Registration Statement on Form S-4 to register the Holdco Notes which has been declared effective by the Securities and Exchange Commission on May 16, 2013. On June 21,2013, $549,925 in aggregate principal amount of the Holdco Notes were exchanged for substantially identical notes that were registered under the Securities Act of 1933, as amended, and therefore are freely tradable.

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

        Our ability to make payments on and to refinance our indebtedness, including the Notes and Holdco Notes, will depend on our ability to generate cash in the future. We believe that our cash on hand, together with cash from operations and, if required, as of June 30, 2013 we have borrowing capacity of $200,000 under the revolving portion of our senior secured credit facilities, will be sufficient for our cash requirements for the next twelve months.

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

        We expect our fiscal 2013 capital expenditures to be higher than recent periods, primarily due to the implementation of a new ERP system.

        The following table sets forth, for the periods indicated, cash balances and working capital:

	As of June 30, 2013	As of September 30, 2012
Cash and cash equivalents	$127,384	$315,136
Working capital (including cash and cash equivalents)	$667,255	$882,495

        The decrease in working capital of $215,240 and cash and cash equivalents of $187,752 at June 30, 2013 as compared to September 30, 2012 was primarily due to the dividend payments of $216,926.

        We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. As of June 30, 2013, cash and cash equivalents of $104,523 was held by our foreign subsidiaries and are generally subject to U.S. income taxes upon repatriation to the U.S. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law. However, during fiscal 2013, we plan to indefinitely reinvest $28,000 of our foreign earnings outside of the U.S. for capital expenditures.

        The following table sets forth, for the periods indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012
Cash flow provided by operating activities	$213,035	$137,857
Cash flow used in investing activities	$(171,778)	$(41,575)
Cash flow used in financing activities	$(224,755)	$(229,360)
Inventory turnover	2.3	2.4
Days sales (Wholesale) outstanding in accounts receivable	35	31

        Cash provided by operating activities during the nine months ended June 30, 2013 was attributable to net income, reductions in inventories, offset by the call premium on the term loan. Cash provided by operating activities during the nine months ended June 30, 2012 was primarily attributable to net income.

        During the nine months ended June 30, 2013, cash flows used in investing activities consisted of cash paid for acquisitions and the purchases of property, plant and equipment. During the nine months ended June 30, 2012 cash flows used in investing activities included the purchases of property, plant and equipment. The significant increase in purchases of property, plant and equipment is due to the implementation of a new ERP system, as well as continued investments in new facilities.

        For the nine months ended June 30, 2013, cash flows used in financing activities related to dividends paid to Holdings, payments of our revolving credit facility and payments for financing fees related to the refinancing of our term loan B-1, partially offset by borrowings under the revolving credit facility, which were used to fund the acquisition of Balance Bar. During the nine months ended June 30, 2012, cash flows used in financing activities included the principal payments under long-term debt agreements.

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

        The computation of our senior secured leverage ratio, to the extent then applicable, is as follows:

		June 30, 2013	June 30, 2012
Senior secured debt		$1,507,500	$1,507,500
Less up to $150,000 unrestricted cash balance		(116,081)	(150,000)

	(a)	1,391,419	1,357,500

Consolidated EBITDA (Four consecutive quarters)	(b)	$535,633	550,623

Senior Secured Leverage Ratio	(a /b)	2.60x	2.47x
Maximum Allowed (per the senior secured credit facilities to the extent then applicable)		4.25x	4.50x

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

        The following table reconciles net income to EBITDA and Consolidated EBITDA (as defined in our senior secured credit facilities) for the three and nine months ended and four consecutive quarters ended June 30, 2013 and 2012:

	Three Months Ended Junr 30, 2013	Three Months Ended June 30, 2012	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012	Four consecutive quarters ended June 30, 2013	Four consecutive quarters ended June 30, 2012
Net income	$51,250	$41,240	$86,017	$102,515	$129,975	$140,405
Interest expense	34,064	36,577	112,749	122,473	148,817	162,722
Income tax (benefit) expense	18,953	16,214	34,575	46,395	44,378	57,227
Depreciation and amortization	31,274	26,163	83,944	78,482	109,836	105,246

EBITDA	135,541	120,194	317,285	349,865	433,006	465,600
Severance costs(a)	678	744	21,695	2,192	21,848	2,534
Stock-based compensation(b)	804	881	1,844	2,380	2,144	3,370
Management fee(c)	750	750	2,250	2,250	3,000	3,000
Inventory fair value adjustment(d)	—	—	2,417	—	2,417	—
Pro forma cost savings(e)	13,401	8,485	40,203	25,455	53,605	33,940
Other items(f)	1,703	3,319	35,092	8,458	39,947	13,243
Consulting fees(g)	5,954	4,668	17,017	10,473	22,133	13,199
Impairments(h)	—	20,224	1,593	21,794	12,364	22,444
Limitation on certain EBITDA adjustments(i)	(13,708)	(1,677)	(41,124)	(5,031)	(54,831)	(6,707)

Consolidated EBITDA	$145,123	$157,588	$398,272	$417,836	$535,633	$550,623

(a)
Reflects the exclusion of severance costs incurred at various subsidiaries of the Company. Included in the nine months and four consecutive quarters ended June 30, 2013 are severance costs of $16,901 relating to the facility restructuring.

(b)
Reflects the exclusion of non-cash expenses related to stock options.

(c)
Reflects the exclusion of the Carlyle management fee.

(d)
Reflects the exclusion of the sell-through of the increased fair value of opening inventory at time of acquisition required under acquisition accounting.

(e)
Reflects three and nine months and four consecutive quarters of prospective savings in accordance with the senior secured credit facilities; specifically, the amount of cost savings expected to be realized from operating expense reductions and other operating improvements as a result of specified actions taken or initiated, less the amount of any actual cost savings realized during the period.

(f)
Reflects the exclusion of various items, as permitted in our senior secured credit facilities, which among other items includes: restructuring charges, business optimization expenses, ineffectiveness on certain derivative instruments, gains and losses on dispositions and integration costs associated with acquisitions. Includes $12,000 of legal settlements in the nine months and four consecutive quarters ended June 30, 2013.

(g)
Reflects the exclusion of consulting fees, as permitted in our senior secured credit facilities, for items such as business optimization consulting.

(h)
Reflects the impairment of certain assets, including Julian Graves Limited impairment of $20,106 in the three months, nine months and four consecutive quarters ended June 30, 2012.

(i)
In accordance with the definition of Consolidated EBITDA under our senior secured credit facilities, this represents the limitation of certain Consolidated EBITDA adjustments such as pro forma cost savings, restructuring charges, business optimization expenses and integration costs associated with acquisitions that exceed 10% of Consolidated EBITDA for the applicable period, without giving effect to these adjustments.

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

Foreign Currency

        Approximately 32% of our net sales during the nine months ended June 30, 2013 and 2012, were denominated in currencies other than U.S. dollars, principally British pounds and to a lesser extent euros, Canadian dollars and Chinese yuan. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on us, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	June 30, 2013	September 30, 2012
Total Assets	25%	25%
Total Liabilities	4%	5%

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. dollars. This process results in translation rate gains and losses, which are included as a separate component of stockholder's equity under the caption "Accumulated other comprehensive loss."

        During the nine months ended June 30, 2013 and 2012, translation losses of $58,042 and $5,517, respectively, were included in determining other comprehensive income. Cumulative translation (losses) gains of approximately ($55,131) and $2,911 were included as part of accumulated other comprehensive loss within the consolidated balance sheet at June 30, 2013 and September 30, 2012, respectively.

        The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies against the U.S. dollar. Any future translation gains or losses could be significantly different than those noted in each of these years.

Recent Accounting Guidance

        In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of AOCI. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance will be effective for us beginning October 1, 2013. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

        In March 2013, the FASB issued guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning for us October 1, 2014. We do not anticipate material impacts on our financial statements upon adoption.

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

        We have subsidiaries whose operations are denominated in foreign currencies (primarily the British pound, the euro, the Canadian dollar and the Chinese yuan). We consolidate the earnings of our international subsidiaries by translating them into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against these foreign currencies, the remeasurement of these foreign currency denominated transactions results in increased net sales, operating expenses and net income. Similarly, our net sales, operating expenses and net income would decrease if U.S. dollar strengthens against these foreign currencies.

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

        Net sales denominated in foreign currencies were approximately $752,599, or 32.0% of total net sales, for the nine months ended June 30, 2013. A majority of our foreign currency exposure is denominated in British pounds and Canadian dollars. For the nine months ended June 30, 2013, as compared to the prior comparable period, the British pound decreased 0.7% as compared to the U.S. dollar and the Canadian dollar increased 0.4% as compared to the U.S. dollar. The combined effect of the changes in these currency rates resulted in a decrease of $2,836 in net sales and a decrease of $744 in operating income.

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

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. Assuming our senior secured credit facilities are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on our senior secured credit facilities by approximately $1,279 per year.

 NBTY, Inc.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2013, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NBTY, Inc.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
(in thousands)

Stock Purchases

        On May 11, 2010, a putative class-action, captioned John F. Hutchins v. NBTY, Inc., et al, was filed in the United States District Court, Eastern District of New York, against NBTY and certain current and former officers, claiming that the defendants made false material statements, or concealed adverse material facts, for the purpose of causing members of the class to purchase NBTY stock at allegedly artificially inflated prices. On November 12, 2012, at a mediation, the parties reached an agreement in principle, subject to agreement on settlement documentation and court preliminary approval to settle the claims for $6,000, to be paid from insurance proceeds. On June 5, 2013, the court issued orders approving the plan of distribution of settlement proceeds and awarding attorneys' fees and expenses, and a Final Judgment and Order of Dismissal with Prejudice.

Glucosamine-Based Dietary Supplements

        Beginning in June 2011, certain putative class actions have been filed in various jurisdictions against NBTY, its subsidiary Rexall Sundown, Inc. ("Rexall"), and/or other companies as to which NBTY may have a duty to defend and indemnify, challenging the marketing of glucosamine-based dietary supplements, under various states' consumer protection statutes. The lawsuits against the Company and its subsidiaries are: Cardenas v. NBTY, Inc. and Rexall Sundown, Inc. (filed June 14, 2011) in the United States District Court for the Eastern District of California, on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus punitive damages and injunctive relief; Jennings v. Rexall Sundown, Inc. (filed August 22, 2011 in the United States District Court for the District of Massachusetts, on behalf of a putative class of Massachusetts consumers seeking unspecified trebled compensatory damages), and Nunez v. NBTY, Inc. et al. (filed March 1, 2013) in the United States District Court for the Southern District of California, on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus injunctive relief, as well as other cases in California and Illinois against certain wholesale customers as to which the Company may have certain indemnification obligations. In March 2013, NBTY agreed upon a proposed settlement with the plaintiffs which includes all cases and resolves all pending claims without any admission of or concession of liability by NBTY. The parties have signed settlement documentation providing for a release of all claims in return for payments to the class, together with attorneys' fees, and notice and administrative costs estimated to be in the range of $8,000 to $15,000. The settlement has been preliminarily approved by the court and a Fairness Hearing, at which final approval by the court is anticipated, is scheduled for September 4, 2013. Until such settlement is finally approved and entered by the court, however, no final determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY. However, NBTY recorded a provision of $12,000 as the Company's best estimate associated with this proposed settlement during the fiscal quarter ended March 31, 2013.

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

NBTY, Inc.
Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of NBTY, Inc. (Incorporated by reference to Exhibit 3.1 to NBTY's Registration Statement on Form S-4 (No. 333-172973) (the "Registration Statement").
3.2	Second Amended and Restated By-Laws of NBTY, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement).
10.1	Management Incentive Plan of NBTY, Inc. for U.S. based associates.*
31.1	Rule 13a-14(a) Certification of Principal Financial Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

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

NBTY, INC. (Registrant)
Date: August 7, 2013	By:	/s/ JEFFREY NAGEL Jeffrey Nagel Chief Executive Officer
Date: August 7, 2013	By:	/s/ MICHAEL D. COLLINS Michael D. Collins Chief Financial Officer