Form 10-Q
period 2013-12-31
NBTY INC
filed 2014-02-06
CIK 70793

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
or
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        The number of shares of common stock outstanding as of January 31, 2014 was 1,000.

NBTY, Inc.
INDEX

PART I
Item 1. Financial Statements

NBTY, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	December 31, 2013	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$116,750	$198,561
Accounts receivable, net	204,193	171,670
Inventories	836,649	739,952
Deferred income taxes	24,497	23,637
Other current assets	76,097	78,579

Total current assets	1,258,186	1,212,399
Property, plant and equipment, net	580,923	571,529
Goodwill	1,266,121	1,260,802
Intangible assets, net	1,955,174	1,960,352
Other assets	62,300	68,234

Total assets	$5,122,704	$5,073,316

Liabilities and Stockholder's Equity
Current liabilities:
Current portion long-term debt	$325	$376
Accounts payable	291,991	259,060
Accrued expenses and other current liabilities	187,607	219,766

Total current liabilities	479,923	479,202
Long-term debt, net of current portion	2,158,349	2,158,405
Deferred income taxes	747,631	751,419
Other liabilities	64,553	59,451

Total liabilities	3,450,456	3,448,477

Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par; one thousand shares authorized, issued and outstanding	—	—
Capital in excess of par	1,558,546	1,556,926
Retained earnings	114,005	81,497
Accumulated other comprehensive loss	(303)	(13,584)

Total stockholder's equity	1,672,248	1,624,839

Total liabilities and stockholder's equity	$5,122,704	$5,073,316

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012
Net sales	$827,105	$789,227

Costs and expenses:
Cost of sales	441,718	428,749
Advertising, promotion and catalog	38,522	35,844
Selling, general and administrative	232,684	219,509

	712,924	684,102

Income from operations	114,181	105,125

Other income (expense):
Interest	(34,818)	(37,132)
Miscellaneous, net	990	447

	(33,828)	(36,685)

Income from operations before income taxes	80,353	68,440
Provision for income taxes	26,532	23,269

Net income	53,821	45,171

Other comprehensive income:
Foreign currency translation adjustment, net of taxes of $2,388 and $770	12,196	(1,279)
Change in fair value of interest rate swaps, net of taxes of $(697) and $(822)	1,085	1,308

Comprehensive income	$67,102	$45,200

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012
Cash flows from operating activities:
Net income	$53,821	$45,171
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Impairments and disposals of assets	159	719
Depreciation of property, plant and equipment	13,963	12,290
Amortization of intangible assets	11,603	11,101
Foreign currency transaction loss (gain)	144	(242)
Amortization and write-off of deferred financing fees	4,684	3,902
Stock-based compensation	1,620	304
Allowance for doubtful accounts	(7)	48
Inventory reserves	1,801	694
Deferred income taxes	(2,714)	938
Changes in operating assets and liabilities:
Accounts receivable	(31,117)	(38,613)
Inventories	(96,549)	17,465
Other assets	4,438	1,428
Accounts payable	32,225	(70)
Accrued expenses and other liabilities	(34,160)	(15,494)

Net cash (used in) provided by operating activities	(40,089)	39,641

Cash flows from investing activities:
Purchase of property, plant and equipment	(21,247)	(33,518)
Proceeds from sale of building	—	7,548
Cash paid for acquisitions, net of cash acquired	—	(78,089)

Net cash used in investing activities	(21,247)	(104,059)

Cash flows from financing activities:
Principal payments under long-term agreements	(132)	—
Proceeds from borrowings under the revolver	—	80,000
Paydowns of borrowings under the revolver	—	(10,000)
Payments for financing fees	—	(6,121)
Dividends paid	(21,313)	(193,956)

Net cash used in financing activities	(21,445)	(130,077)

Effect of exchange rate changes on cash and cash equivalents	970	(53)

Net decrease in cash and cash equivalents	(81,811)	(194,548)
Cash and cash equivalents at beginning of period	198,561	315,136

Cash and cash equivalents at end of period	$116,750	$120,588

Non-cash investing and financing information:
Property, plant and equipment additions included in accounts payable	$7,676	$9,273

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands)

1. Basis of Presentation

        We have prepared these financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") applicable to interim financial information and on a basis that is consistent with the accounting principles applied in our audited financial statements for the fiscal year ended September 30, 2013, including the notes thereto (our "2013 Financial Statements") included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 ("2013 Annual Report"). In our opinion, these financial statements reflect all adjustments (including normal recurring items) necessary for a fair presentation of our results for the interim periods presented. These financial statements do not include all information or notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Accordingly, these financial statements should be read in conjunction with the 2013 Financial Statements. Results for interim periods are not necessarily indicative of results which may be achieved for a full year.

Estimates

        The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. These judgments can be subjective and complex, and consequently actual results could differ materially from those estimates and assumptions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our most significant estimates include: sales returns, promotions and other allowances; inventory valuation and obsolescence; valuation and recoverability of long-lived assets, including goodwill; stock-based compensation; income taxes and accruals for the outcome of litigation.

Accounts Receivable Reserves

        Accounts receivable are presented net of the following reserves:

	December 31, 2013	September 30, 2013
Allowance for sales returns	$12,220	$13,549
Promotional program incentive allowances	99,807	82,827
Allowance for doubtful accounts	3,423	2,472

	$115,450	$98,848

Recent Accounting Developments

        In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income ("AOCI"). This new guidance requires entities to present (either on the face of the income statement or in the notes hereto) the effects on the line items of the income statement for amounts reclassified

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

1. Basis of Presentation (Continued)

out of AOCI. The new guidance became effective for us beginning October 1, 2013. See Note 10, "Accumulated Other Comprehensive Income (loss)".

        In March 2013, the FASB issued guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning on October 1, 2014. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

        In July 2013, the FASB issued guidance which amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss carryforward whenever the net operating loss carryforward or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This guidance is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

2. Facility Restructuring Charge

        On March 12, 2013, NBTY initiated a restructuring plan to streamline its operations and improve the profitability and return on invested capital of its manufacturing/packaging and distribution facilities. The restructuring involves the sale or closure of seven of NBTY's manufacturing/packaging and distribution facilities. Facilities that have been impacted by the restructuring include facilities in Carson, California; South Plainfield, New Jersey; Lyndhurst, New Jersey and Wilson, North Carolina.

        The restructuring plan commenced in the second quarter of fiscal 2013 and is expected to be completed in fiscal 2014. The restructuring has resulted in cumulative charges of $32,695 before tax, of which non-cash charges consist primarily of accelerated depreciation of approximately $12,588.

        The following summarizes the restructuring cash charges recorded and reconciles these charges to accrued expenses:

	Workforce Reductions	Facility Costs	Total
Restructuring accrual—October 1, 2013	$12,436	$2,649	$15,085
Cash payments	(3,314)	—	(3,314)

Restructuring accrual—December 31, 2013	$9,122	$2,649	$11,771

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

3. Acquisitions

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

        The fair values of the net assets acquired were determined using discounted cash flow analyses and estimates made by management. The purchase price was allocated to intangible assets as follows: approximately $35,500 to goodwill, which is non-amortizable under GAAP and is not currently deductible for income tax purposes, approximately $26,000 to tradenames, which are amortizable over 30 years and approximately $29,000 to customer relationships, which are amortizable over 22 years. Amortization of the acquired intangible assets is not currently deductible for income tax purposes. The acquisition of Balance Bar has expanded our operations in the Wholesale segment in the distribution of nutritional bars. Additionally, we believe that we can achieve operating expense synergies with the integration of Balance Bar into our corporate structure, which is the primary driver behind the excess of the purchase price paid over the fair value of the assets and liabilities acquired.

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

        Proforma financial information and actual year-to-date results related to Essenza and Balance Bar are not provided as their impact was not material to our consolidated financial statements, individually or in the aggregate.

4. Inventories

        The components of inventories are as follows:

	December 31, 2013	September 30, 2013
Raw materials	$240,670	$195,713
Work-in-process	24,726	25,068
Finished goods	571,253	519,171

Total	$836,649	$739,952

5. Goodwill and Intangible Assets

        The change in the carrying amount of goodwill by segment for the three months ended December 31, 2013 is as follows:

	Wholesale	European Retail	Direct Response / E-Commerce	North Amercian Retail	Consolidated
Balance at September 30, 2013	$645,220	$324,853	$264,985	$25,744	$1,260,802
Foreign currency translation	(1,719)	7,038	—	—	5,319

Balance at December 31, 2013	$643,501	$331,891	$264,985	$25,744	$1,266,121

        The carrying amounts of acquired other intangible assets for the periods indicated are as follows:

	December 31, 2013		September 30, 2013
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets:
Brands and customer relationships	$913,936	$126,258	$913,972	$116,330	17 - 25
Tradenames and other	178,279	18,408	177,903	16,677	20 - 30

	1,092,215	144,666	1,091,875	133,007
Indefinite lived intangible assets:
Tradenames	1,007,625	—	1,001,484	—

Total intangible assets	$2,099,840	$144,666	$2,093,359	$133,007

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

5. Goodwill and Intangible Assets (Continued)

        Aggregate amortization expense of other definite lived intangible assets included in the consolidated statements of income and comprehensive income in selling, general and administrative expenses for the three months ended December 31, 2013, and 2012 was $11,603 and $11,101, respectively.

        Assuming no changes in our intangible assets, estimated amortization expense for each of the five succeeding years will be approximately $46,000 per year.

6. Long-Term Debt

        The components of long-term debt are as follows:

	December 31, 2013	September 30, 2013
Senior Credit Facilities:
Term loan B-2	$1,507,500	$1,507,500
Notes	650,000	650,000
Other	1,174	1,281

	2,158,674	2,158,781
Less: current portion	(325)	(376)

Total	$2,158,349	$2,158,405

Senior credit facilities

        On October 1, 2010, NBTY entered into its senior secured credit facilities (the "senior secured credit facilities") consisting of a $250,000 revolving credit facility, a $250,000 term loan A and a $1,500,000 term loan B.

        On March 1, 2011, NBTY, Alphabet Holding Company, Inc. ("Holdings"), as the parent company of NBTY, and Barclays Bank PLC, as administrative agent, and several other lenders entered into the First Amendment and Refinancing Agreement pursuant to which NBTY repriced its loans. Under the terms of the agreement, the $1,750,000 term loan B-1 and revolving credit facility of $200,000 were established. Substantially all other terms are consistent with the original term loan B, including the amortization schedule of term loan B-1 and maturity dates.

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

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Long-Term Debt (Continued)

        On March 21, 2013 (the "Second Refinancing Date"), NBTY, Holdings, Barclays Bank PLC, as administrative agent, and several other lenders entered into the Third Amendment and Second Refinancing Agreement (the "Second Refinancing") pursuant to which NBTY repriced its term loan B-1 under its credit agreement. Under the terms of the Second Refinancing, the $1,750,000 term loan B-1 was replaced with a new $1,507,500 term loan B-2. Borrowings under term loan B-2 bear interest at a floating rate which can be, at NBTY's option, either (i) Eurodollar (LIBOR) rate plus an applicable margin, or (ii) base rate plus an applicable margin, in each case, subject to a Eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-2 is 2.50% per annum for Eurodollar (LIBOR) loans and 1.50% per annum for base rate loans. Substantially all other terms are consistent with the original term loan B-1, including the maturity dates. As a result of the Second Refinancing, $4,232 of previously capitalized deferred financing costs, as well as $1,151 of the call premium on term loan B-1, were expensed and included in interest expense. In addition, costs incurred and recorded as deferred financing costs were approximately $15,190, including $13,924 of the call premium paid on term loan B-1, and are being amortized using the effective interest method. We fund working capital and general corporate purposes, including permitted acquisitions and other investments, with cash flows from operations as well as borrowings under our revolving credit facility.

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

        The senior secured credit facilities contain customary negative covenants, including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, amend organizational documents, or change our line of business or fiscal year. In addition, our senior secured credit facilities require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility, including swingline loans and letters of credit. NBTY was in compliance with all financial covenants under the senior secured credit facilities at December 31, 2013. All other financial covenants in the original credit agreement governing the senior secured credit facilities were removed as part of the First Refinancing.

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

Holdco Notes

        On October 17, 2012, Holdings issued $550,000 in aggregate principal amount of 7.75%/8.50% contingent cash pay senior notes ("Holdco Notes") that mature on November 1, 2017. Interest on the Holdco Notes will accrue at the rate of 7.75% per annum with respect to cash interest and 8.50% per annum with respect to any paid-in-kind interest ("PIK Interest"). Interest on the Holdco Notes is payable semi-annually in arrears on May 1 and November 1 of each year. All interest payments made to date have been in cash. Holdings is a holding company with no operations and has no ability to service interest or principal on the Holdco Notes, other than through dividends it may receive from NBTY. NBTY is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indenture governing NBTY's 9.00% Senior Notes due 2018 (the "Notes") and the senior secured credit facilities. NBTY has not guaranteed the indebtedness of Holdings, nor pledged any of its assets as collateral, and the Holdco Notes are not reflected in NBTY's financial statements. The proceeds from the offering of the Holdco Notes, along with $200,000 of cash on hand from NBTY, as described below, were used to pay transaction fees and expenses and a $721,682 dividend to Holdings' shareholders in October 2012.

        On December 12, 2013, Holdings issued an additional $450,000 in aggregate principal amount of Holdco Notes that mature on November 1, 2017. The additional $450,000 Holdco Notes and the

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Long-Term Debt (Continued)

$550,000 of existing Holdco Notes previously issued on October 17, 2012 have identical terms and are treated as a single class for all purposes under the indenture governing the Holdco Notes. The gross proceeds from the offering of the $450,000 additional Holdco Notes was $460,125, inclusive of a $10,125 premium, which were used to pay transaction fees and expenses, including a consent, fee totaling $18,560 and a $445,537 dividend to Holdings' shareholders in December 2013.

        On October 11, 2012, NBTY amended its credit agreement to allow Holdings to issue the Holdco Notes. In addition, among other things, the amendment (i) increased the general restricted payments basket to $50,000, as defined in the credit agreement, (ii) increased the maximum total leverage ratio test which governs the making of restricted payments using Cumulative Credit (as defined in the credit agreement) and (iii) modified the definition of Cumulative Credit so that it conforms to the builder basket used in NBTY's indenture governing the Notes. Interest on the Holdco Notes will be paid via dividends from NBTY to Holdings, to the extent that NBTY is permitted under its credit agreement and the indenture governing the Notes. Expenses of $6,121 related to the amendment were capitalized as a deferred financing cost and are being amortized using the effective interest method. In conjunction with the amendment, NBTY paid Holdings a dividend of $193,956 in October 2012.

        Interest on the Holdco Notes shall be payable entirely in cash ("Cash Interest") to the extent that it is less than the maximum amount of allowable dividends and distributions plus any cash at Holdings ("Applicable Amount") as defined by the indenture governing the Holdco Notes. For any interest period after May 1, 2013 (other than the final interest period ending at stated maturity), if the Applicable Amount for such interest period will:

            (i)  equal or exceed 75%, but be less than 100%, of the aggregate amount of Cash Interest that would otherwise be due on the relevant interest payment date, then Holdings may, at its option, elect to pay interest on (a) 25% of the then outstanding principal amount of the Holdco Notes by increasing the principal amount of the outstanding Holdco Notes or by issuing payment in kind notes ("PIK Notes") in a principal amount equal to such interest and (b) 75% of the then outstanding principal amount of the Holdco Notes as Cash Interest;

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

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Long-Term Debt (Continued)

        As described above, Holdings' ability to pay PIK Interest depends on the calculation of the Applicable Amount regardless of the availability of cash at Holdings.

        The interest on the Holdco Notes was paid in cash on May 1, 2013 and November 1, 2013 and was funded by a dividend of $22,970 and $21,313, respectively from NBTY.

Notes

        On October 1, 2010, NBTY issued $650,000 in aggregate principal amount of senior notes bearing interest at 9% in a private placement. On August 2, 2011, these privately placed notes were exchanged for substantially identical notes that were registered under the Securities Act of 1933, as amended, and therefore are freely tradable (the privately placed notes and such registered notes exchanged therefor, the ("Notes"). The Notes are senior unsecured obligations and mature on October 1, 2018. Interest on the Notes is paid on April 1 and October 1 of each year, and commenced on April 1, 2011.

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

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Long-Term Debt (Continued)

        The Notes are jointly and severally irrevocably and unconditionally guaranteed by each of NBTY's subsidiaries that is a guarantor under the credit agreement. The Notes are uncollateralized and rank senior in right of payment to existing and future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment to our and our subsidiary guarantors' senior unsecured debt, and are effectively junior to any of NBTY or its subsidiary guarantors' secured debt, to the extent of the value of the collateral securing such debt. The Notes contain certain customary covenants including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, or pay dividends. NBTY was in compliance with all covenants under the Notes at December 31, 2013.

7. Fair Value of Financial Instruments

        GAAP establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This framework requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

        The following table summarizes liabilities measured at fair value on a recurring basis at December 31, 2013:

	Level 1	Level 2	Level 3
Current:
Interest rate swaps (included in accrued expenses and other current liabilities)	$—	$(4,552)	$—
Cross currency swaps (included in accrued expenses and other current liabilities)	$—	$—	$(4,241)
Non-current:
Cross currency swaps (included in other liabilities)	$—	$—	$(23,118)

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Fair Value of Financial Instruments (Continued)

        The following table summarizes liabilities measured at fair value on a recurring basis at September 30, 2013:

	Level 1	Level 2	Level 3
Current:
Interest rate swaps (included in accrued expenses and other current liabilities)	$—	$(5,268)	$—
Cross currency swaps (included in accrued expenses and other current liabilities)	$—	$—	$(3,855)
Non-current:
Interest rate swaps (included in other liabilities)	$—	$(1,066)	$—
Cross currency swaps (included in other liabilities)	$—	$—	$(18,399)

        The Company's swap contracts are measured at fair value based on a market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Although non-performance risk of the Company and the counterparty is present in all swap contracts and is a component of the estimated fair values, we do not view non-performance risk to be a significant input to the fair value for the interest rate swap contracts. However, with respect to our cross currency swap contracts, we believe that non-performance risk is higher; therefore, the Company classifies these swap contracts as "Level 3" in the fair value hierarchy and, accordingly, records estimated fair value adjustments based on internal projections and views of those contracts. The performance risk for the cross currency swap contracts as a percentage of the unadjusted liabilities ranged from 9.9% to 10.5% (10.2% weighted average).

        The following table shows the Level 3 activity related to our cross currency swaps for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012
Beginning balance:	$(22,254)	$(24,862)
Unrealized loss on cross currency swaps	(5,105)	(1,016)

Ending balance:	$(27,359)	$(25,878)

Interest Rate Swaps

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. During March 2011, we entered into three interest rate swap contracts to fix the LIBOR indexed interest rates on a portion of our senior secured credit facilities until the indicated expiration dates of these swap contracts. Each swap contract has an initial notional amount of $333,333 (for a total of one billion dollars), with a fixed interest rate of 1.92% for a four-year term. The notional amount of each

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Fair Value of Financial Instruments (Continued)

swap decreased to $266,666 in December 2012, decreased to $166,666 in December 2013 and has a maturity date of December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior secured credit facilities are swapped for fixed interest payments. These interest rate swap contracts were designated as a cash flow hedge of the variable interest payments on a portion of our term loan debt. Hedge effectiveness is being assessed based on the overall changes in the fair value of the interest rate swap contracts. Any potential ineffectiveness is measured using the hypothetical derivative method. Any ineffectiveness is recognized in current earnings. Hedge ineffectiveness from inception to December 31, 2013 was $0.

Cross Currency Swaps

        To manage the potential exposure from adverse changes in currency exchange rates, specifically the British pound, arising from our net investment in British pound denominated operations, we entered into three cross currency swap contracts in December 2010, to hedge a portion of the net investment in our British pound denominated foreign operations. The aggregate notional amount of the swap contracts is £194,200 British pounds (approximately $300,000 U.S. dollars), with a forward rate of 1.565, and a termination date of September 30, 2017.

        These cross currency contracts were designated as a net investment hedge to the net investment in our British pound denominated operations. Hedge effectiveness is assessed based on the overall changes in the fair value of the cross currency swap contracts. Any potential hedge ineffectiveness is measured using the hypothetical derivative method and is recognized in current earnings. Hedge ineffectiveness (gain) / loss for the three months ended December 31, 2013 and 2012 was ($1,010) and $64, respectively, and is recorded in Miscellaneous, net.

        The following table shows the net of tax impact, of the Company's derivative instruments designated as cash flow and net investment hedging instruments:

	Three Months Ended December 31,
	2013		2012
	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedges:
Interest rate swaps	$(783)	$(1,868)	$(1,031)	$(2,339)
Net Investment Hedges:
Cross currency swaps	(4,154)	—	(584)	—

Total	$(4,937)	$(1,868)	$(1,615)	$(2,339)

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Fair Value of Financial Instruments (Continued)

Term loan B-2

        The face amount of the term loan B-2 is $1,507,500, which approximates fair value based on Level 2 inputs, as this loan accrues interest at a variable interest rate.

Notes

        The fair value of the Notes, based on quoted market prices (Level 2), was approximately $712,563 as of December 31, 2013.

8. Litigation Summary

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

        In March 2013, NBTY agreed upon a proposed settlement with the remaining plaintiffs, which includes all cases and resolves all pending claims without any admission of or concession of liability by NBTY, and which provides for a release of all claims in return for payments to the class, together with attorneys' fees, and notice and administrative costs. Fairness Hearings took place on October 4, 2013 and November 20, 2013. On January 3, 2014, the court issued an opinion and order approving the settlement as modified ("the Order"). The final judgment was issued on January 22, 2014 ("the Judgment"). Certain objectors filed a notice of appeal of the Order and the Judgment on January 29, 2014 and the plaintiffs filed a notice of appeal on February 3, 2014.

        In fiscal 2013, NBTY recorded a provision of $12,000 reflecting its best estimate of exposure for payments to the class together with attorney's fees, and notice and administrative costs in connection with this class action settlement. As a result of the court's approval of the settlement and the closure of the claims period, NBTY has reduced its estimate of exposure to $6,100. This reduction in the estimated exposure has been reflected in the Company's first quarter results for fiscal 2014. Until the

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

8. Litigation Summary (Continued)

appeal is resolved, no final determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY.

Claims in the Ordinary Course

        In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability, false advertising, intellectual property and Proposition 65 claims) arise from time to time in the ordinary course of our business. We believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on our consolidated financial statements, if adversely determined against us.

9. Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2014 and 2028. Therefore, our overall effective income tax rate could vary.

        The effective income tax rate for the three months ended December 31, 2013 and 2012 was 33.0% and 34.0%, respectively. Our effective tax rate for the three month periods is lower than the Federal statutory rate generally due to the timing and mixture (foreign and domestic) of income and the partial reinvestment of foreign earnings in fiscal 2014 and 2013.

        We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. This methodology is consistent with previous periods. At December 31, 2013, we had $1,674 and $662 accrued for the potential payment of interest and penalties, respectively. As of December 31, 2013, we were subject to U.S. federal income tax examinations for the tax years 2007-2013, and to non-U.S. examinations for the tax years 2006-2013. In addition, we are generally subject to state and local examinations for fiscal years 2008-2013.

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

        At December 31, 2013, we had a liability of $14,260 for unrecognized tax benefits, the recognition of which would have an effect of $10,670 on provision for income taxes at the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

10. Accumulated Other Comprehensive Income (Loss)

        Additions to and reclassifications out of accumulated other comprehensive income (loss) attributable to the Company were as follows:

	Three Months Ended December 31, 2013(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2013	$(9,682)	$(3,902)	$(13,584)
Other comprehensive income before reclassifications	12,196	(783)	11,413
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	1,868	1,868

Balance at December 31, 2013	$2,514	$(2,817)	$(303)

(1)
All amounts are net of tax, amounts in parentheses indicate debits.

(2)
These (gains) losses are reclassified into Interest expense. See Note 7, Fair Value of Financial Instruments.

	Three Months Ended December 31, 2012(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2012	(10,288)	(8,306)	$(18,594)
Other comprehensive income before reclassifications	(1,279)	(1,031)	(2,310)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	2,339	2,339

Balance at December 31, 2012	$(11,567)	$(6,998)	$(18,565)

(1)
All amounts are net of tax, amounts in parentheses indicate debits.

(2)
These (gains) losses are reclassified into Interest expense. See Note 7, Fair Value of Financial Instruments.

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

        The following customers accounted for the following percentages of the Wholesale segment's net sales and our consolidated net sales for the three months ended December 31, 2013 and 2012, respectively:

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012
Customer A	18%	22%	11%	14%
Customer B	17%	13%	10%	8%
Customer C	8%	10%	5%	7%

        The following customers accounted for the following percentages of the Wholesale segment's gross accounts receivable:

	December 31, 2013	September 30, 2013
Customer A	13%	12%
Customer B	18%	11%
Customer C	10%	9%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our financial statements if we were unable to replace that customer.

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

12. Related Party Transactions

Consulting Agreement—Carlyle

        NBTY entered into a consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. Under this agreement, subject to certain conditions, we expect to pay an annual consulting fee to Carlyle of $3,000; we will reimburse them for out-of-pocket expenses, and we may pay Carlyle additional fees associated with other future transactions. For the three months ended December 31, 2013 and 2012, these fees totaled $750 and are recorded in selling, general and administrative expenses.

Holdings

        Holdings does not have any operations or cash flow other than dividends from NBTY. Holdings has $1,000,000 of Holdco Notes and relies on dividends from NBTY to service the debt. See Note 6 Long-Term Debt for further information.

13. Segment Information

        We are organized by segments on a worldwide basis. We evaluate performance based on a number of factors; however, the primary measures of performance are the net sales and income or loss from operations (before corporate allocations) of each segment, as these are the key performance indicators that we review. Operating income or loss for each segment does not include the impact of any intercompany transfer pricing mark-up, corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to, human resources, legal, finance, and various other corporate-level activity related expenses. Such unallocated expenses remain within Corporate/Manufacturing.

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

  •
  European Retail—This segment generates revenue through its 743 Holland & Barrett stores (including franchised stores in the following countries: 31 in China, 26 in Singapore, eight in each of United Arab Emirates and Cyprus, four in Malta and one in each of Gibraltar and Iceland), 57 GNC (UK) stores in the U.K., 128 De Tuinen stores (including seven franchised locations) in the Netherlands, 47 Nature's Way stores in Ireland and 13 Essenza stores in Belgium which were acquired in June of 2013, as well as internet-based sales from www.hollandandbarret.com, www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

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

        The following table represents key financial information of our business segments:

	Total Reportable Business Segments
	Wholesale	European Retail	Direct Response/ E-Commerce	North American Retail	Total	Corporate/ Manufacturing	Consolidated
Three Months Ended December 31, 2013:
Net sales	$505,275	$204,912	$60,362	$56,556	$827,105	$—	$827,105
Income (loss) from continuing operations	82,728	43,960	6,975	2,792	136,455	(22,274)	114,181
Depreciation and amortization	9,086	4,044	2,812	706	16,648	8,918	25,566
Capital expenditures	31	5,321	570	3,633	9,555	11,692	21,247
Three Months Ended December 31, 2012:
Net sales	$494,204	$178,983	$58,685	$57,355	789,227	—	789,227
Income (loss) from continuing operations	69,926	39,984	12,249	5,882	128,041	(22,916)	105,125
Depreciation and amortization	9,629	3,743	2,504	630	16,506	6,885	23,391
Capital expenditures	174	8,108	112	757	9,151	24,367	33,518

        Total assets by segment are as follows:

	December 31, 2013	September 30, 2013
Reportable Business Segments:
Wholesale	$2,654,841	$2,553,857
European Retail	951,804	924,979
Direct Response / E-Commerce	694,017	692,685
North American Retail	120,726	119,395

Total Reportable Business Segments:	4,421,388	4,290,916

Corporate / Manufacturing	701,316	782,400

Consolidated assets	$5,122,704	$5,073,316

14. Condensed Consolidating Financial Statements of Guarantors

        The Notes were issued by NBTY and are guaranteed by each of its current and future direct and indirect 100% owned subsidiaries, subject to certain exceptions. These guarantees are full,

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

unconditional and joint and several. The following condensed consolidating financial information presents:

  1.
  Condensed consolidating financial statements as of December 31, 2013 and September 30, 2013 and for the three months ended December 31, 2013 and 2012 of (a) NBTY, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis; and

  2.
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

        In the first quarter of fiscal 2014, we revised the presentation of certain amounts related to the application of push-down accounting in connection with the acquisition of the Company by Carlyle on October 1, 2010 which resulted in a revised presentation of a debt balance and the associated intercompany interest between the parent and guarantors and the presentation of certain transactions previously reflected as intercompany activities as equity transactions. In addition, we revised the cash flow presentation for dividends remitted from the non-guarantor subsidiaries as well as funds remitted from the guarantor to the parent. These revisions impacted the consolidating balance sheet as of September 30, 2013 and the consolidating statements of income and comprehensive income and cash flows for the three months ended December 31, 2012. The revisions to this supplemental information did not impact any amounts reported in our previously issued Consolidated Financial Statements. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108, we assessed the materiality of these revisions and concluded that the revisions were not material to any of our previously issued consolidated financial statements. As comparative prior period supplemental guarantor subsidiaries financial information is presented in future filings, we will similarly revise such prior period information.

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$19,151	$1,994	$95,605	$—	$116,750
Accounts receivable, net	—	164,418	39,775	—	204,193
Intercompany	19,202	—	—	(19,202)	—
Inventories	—	651,323	185,326	—	836,649
Deferred income taxes	—	23,838	659	—	24,497
Other current assets	19,254	22,461	34,382		76,097

Total current assets	57,607	864,034	355,747	(19,202)	1,258,186
Property, plant and equipment, net	89,000	311,861	180,062	—	580,923
Goodwill	—	813,688	452,433	—	1,266,121
Other intangible assets, net	—	1,591,317	363,857	—	1,955,174
Other assets	56,313	5,909	78	—	62,300
Intercompany	2,487,880	1,015,578	42,082	(3,545,540)	—
Investments in subsidiaries	2,253,491	—	—	(2,253,491)	—

Total assets	$4,944,291	$4,602,387	$1,394,259	$(5,818,233)	$5,122,704

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$—	$—	$325	$—	$325
Accounts payable	—	215,424	76,567	—	291,991
Intercompany		19,202	—	(19,202)	—
Accrued expenses and other current liabilities	23,442	109,349	54,816	—	187,607

Total current liabilities	23,442	343,975	131,708	(19,202)	479,923
Intercompany	1,057,660	2,157,500	330,380	(3,545,540)	0
Long-term debt, net of current portion	2,157,500	—	849	—	2,158,349
Deferred income taxes	10,322	637,726	99,583	—	747,631
Other liabilities	23,119	15,388	26,046	—	64,553

Total liabilities	3,272,043	3,154,589	588,566	(3,564,742)	3,450,456
Commitments and contingencies
Stockholder's Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,558,546	1,211,581	733,411	(1,944,992)	1,558,546
Retained earnings	114,005	239,034	61,136	(300,170)	114,005
Accumulated other comprehensive income (loss)	(303)	(2,817)	11,146	(8,329)	(303)

Total stockholder's equity	1,672,248	1,447,798	805,693	(2,253,491)	1,672,248

Total liabilities and stockholder's equity	$4,944,291	$4,602,387	$1,394,259	$(5,818,233)	$5,122,704

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet
As of September 30, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$81,356	$35,357	$81,848	$—	$198,561
Accounts receivable, net	—	127,894	43,776	—	171,670
Intercompany	34,549	—	—	(34,549)	—
Inventories	—	561,276	178,676	—	739,952
Deferred income taxes	—	23,004	633	—	23,637
Other current assets	19,033	24,104	35,442	—	78,579

Total current assets	134,938	771,635	340,375	(34,549)	1,212,399
Property, plant and equipment, net	88,612	308,852	174,065	—	571,529
Goodwill	—	813,688	447,114	—	1,260,802
Other intangible assets, net	—	1,601,964	358,388	—	1,960,352
Other assets	61,218	6,937	79	—	68,234
Intercompany	2,480,760	1,062,900	29,082	(3,572,742)	—
Investments in subsidiaries	2,180,814	—	—	(2,180,814)	—

Total assets	$4,946,342	$4,565,976	$1,349,103	$5,788,105	$5,073,316

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$—	$—	$376	$—	$376
Accounts payable	—	195,712	63,348	—	259,060
Intercompany	—	34,549	—	(34,549)	—
Accrued expenses and other current liabilities	38,407	109,865	71,494	—	219,766

Total current liabilities	38,407	340,126	135,218	(34,549)	479,202
Intercompany	1,091,982	2,157,500	323,260	(3,572,742)	0
Long-term debt, net of current portion	2,157,500	—	905	—	2,158,405
Deferred income taxes	14,151	637,726	99,542	—	751,419
Other liabilities	19,463	14,650	25,338	—	59,451

Total liabilities	3,321,503	3,150,002	584,263	(3,607,291)	3,448,477
Commitments and contingencies
Stockholder's Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,556,926	1,211,581	733,411	(1,944,992)	1,556,926
Retained earnings	81,497	208,295	30,198	(238,493)	81,497
Accumulated other comprehensive income (loss)	(13,584)	(3,902)	1,231	2,671	(13,584)

Total stockholder's equity	1,624,839	1,415,974	764,840	(2,180,814)	1,624,839

Total liabilities and stockholder's equity	$4,946,342	$4,565,976	$1,349,103	$5,788,105	$5,073,316

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Income
Three Months Ended December 31, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$571,066	$285,141	$(29,102)	$827,105

Costs and expenses:
Cost of sales	—	341,868	128,952	(29,102)	441,718
Advertising, promotion and catalog	—	29,114	9,408	—	38,522
Selling, general and administrative	22,273	116,880	93,531	—	232,684

	22,273	487,862	231,891	(29,102)	712,924

(Loss) income from operations	(22,273)	83,204	53,250	—	114,181

Other income (expense):
Intercompany interest	39,708	(34,798)	(4,910)	—	—
Interest	(34,798)	—	(20)	—	(34,818)
Miscellaneous, net	910	951	(871)	—	990

	5,820	(33,847)	(5,801)	—	(33,828)

Income before income taxes	(16,453)	49,357	47,449	—	80,353
Provision for income taxes	(5,369)	18,615	13,286	—	26,532
Equity in income of subsidiaries	64,905	—	—	(64,905)	—

Net income	53,821	30,742	34,163	(64,905)	53,821

Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of taxes	12,196	—	9,915	(9,915)	12,196
Change in fair value of interest rate swaps, net of taxes	1,085	1,085	—	(1,085)	1,085

Comprehensive income	$67,102	$31,827	$44,078	$(75,905)	$67,102

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended December 31, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$563,570	$251,341	$(25,684)	$789,227

Costs and expenses:
Cost of sales	—	342,474	111,959	(25,684)	428,749
Advertising, promotion and catalog	—	28,716	7,128	—	35,844
Selling, general and administrative	22,837	109,882	86,790	—	219,509

	22,837	481,072	205,877	(25,684)	684,102

(Loss) income from operations	(22,837)	82,498	45,464	—	105,125

Other income (expense):
Intercompany interest	39,658	(37,133)	(2,525)	—	—
Interest	(37,133)	—	—	—	(37,133)
Miscellaneous, net	74	2,097	(1,723)	—	448

	2,599	(35,036)	(4,248)	—	(36,685)

Income from operations before income taxes	(20,238)	47,462	41,216	—	68,440
(Benefit)/provision for income taxes	(6,128)	17,857	11,540	—	23,269
Equity in income of subsidiaries	59,281	—	—	(59,281)	—

Net income	45,171	29,605	29,676	(59,281)	45,171

Other comprehensive income:
Foreign currency translation adjustment, net of taxes	(1,279)	—	2,803	(2,803)	(1,279)
Change in fair value of interest rate swaps, net of taxes	1,308	1,308	—	(1,308)	1,308

Comprehensive income	$45,200	$30,913	$32,479	$(63,392)	$45,200

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(6,378)	$(54,362)	$23,876	$(3,225)	$(40,089)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,127)	(12,388)	(7,732)	—	(21,247)

Cash used in investing activities	(1,127)	(12,388)	(7,732)	—	(21,247)

Cash flows from financing activities:
Principal payments under long-term agreements	—	—	(132)	—	(132)
Intercompay	(33,387)	33,387	—	—	—
Dividends paid	(21,313)		(3,225)	3,225	(21,313)

Cash used in financing activities	(54,700)	33,387	(3,357)	3,225	(21,445)

Effect of exchange rate changes on cash	—	—	970	—	970

Net (decrease) increase in cash and cash equivalents	(62,205)	(33,363)	13,757	—	(81,811)
Cash and cash equivalents at beginning of period	81,356	35,357	81,848	—	198,561

Cash and cash equivalents at end of period	$19,151	$1,994	$95,605	$—	$116,750

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$82,020	$(17,526)	$(11,991)	$(12,862)	$39,641

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,225)	(17,094)	(6,199)	—	(33,518)
Proceeds from sale of building	7,548	—	—	—	7,548
Cash paid for acquisitions, net of cash acquired	(78,089)	—	—	—	(78,089)

Net cash used in investing activities	(80,766)	(17,094)	(6,199)	—	(104,059)

Cash flows from financing activities:
Proceeds from borrowings under the revolver	80,000	—	—	—	80,000
Paydowns of borrowings under the revolver	(10,000)	—	—	—	(10,000)
Payments for financing fees	(6,121)	—	—	—	(6,121)
Intercompany	(23,111)	23,111	—	—	—
Dividends paid	(193,956)	—	(12,862)	12,862	(193,956)

Net cash used in financing activities	(153,188)	23,111	(12,862)	12,862	(130,077)

Effect of exchange rate changes on cash and cash equivalents	—	—	(53)	—	(53)

Net decrease in cash and cash equivalents	(151,934)	(11,509)	(31,105)	—	(194,548)
Cash and cash equivalents at beginning of period	183,661	14,589	116,886	—	315,136

Cash and cash equivalents at end of period	$31,727	$3,080	$85,781	$—	$120,588

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

        The table below presents, for each line item of the Condensed Financial Statements as of September 30, 2013 and for the three months ended December 31, 2012 that we corrected, a comparison of the revised balance with the originally reported balance.

	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations
($ in millions)	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Balance Sheet
Current Assets
Intercompany	$857.7	$34.5	$—	$—	$264.1	$—	$(1,121.8)	$(34.5)
Other current assets	$—	$19.0	$43.1	$24.1	$35.4	$35.4	$—	$—
Total current assets	$939.0	$134.9	$790.7	$771.6	$604.4	$340.4	$(1,121.8)	$(34.5)
Other assets	$—	$61.2	$68.2	$6.9	$0.1	$0.1	$—	$—
Intercompany	$323.3	$2,480.8	$—	$1,062.9	$—	$29.1	$(323.3)	$(3,572.7)
Investments in subsidiaries	$3,211.1	$2,180.8	$—	$—	$—	$—	$(3,211.1)	$(2,180.8)
Total assets	$4,562.0	$4,946.3	$3,583.3	$4,566.0	$1,584.1	$1,349.1	$(4,656.1)	$(5,788.1)
Liabilities and Stockholder's Equity
Current liabilities:
Intercompany	$—	$—	$1,121.8	$34.5	$—	$—	$(1,121.8)	$(34.5)
Total current liabilities	$38.4	$38.4	$1,424.3	$340.1	$135.2	$135.2	$(1,121.8)	$(34.5)
Intercompany	$—	$1,092.0	$—	$2,157.5	$323.3	$323.3	$(323.3)	$(3,572.7)
Deferred income taxes	$721.8	$14.2	$22.0	$637.7	$7.5	$99.5	$—	$—
Total liabilities	$2,937.2	$3,321.5	$1,464.0	$3,150.0	$492.3	$584.3	$(1,445.0)	$(3,607.3)
Stockholder's Equity:
Capital in excess of par	$1,556.9	$1,556.9	$352.0	$1,211.6	$301.3	$733.4	$(653.3)	$(1,945.0)
Retained earnings	$81.5	$81.5	$1,767.3	$208.3	$789.3	$30.2	$(2,556.6)	$(238.5)
Accumulated other comprehensive income (loss)	$(13.6)	$(13.6)	$—	$(3.9)	$1.2	$1.2	$(1.2)	$2.7
Total stockholder's equity	$1,624.8	$1,624.8	$2,119.3	$1,416.0	$1,091.8	$764.8	$(3,211.1)	$(2,180.8)
Total liabilities and stockholder's equity	$4,562.0	$4,946.3	$3,583.3	$4,566.0	$1,584.1	$1,349.1	$(4,656.1)	$(5,788.1)
Statement of income and comprehensive income
Intercompany interest	$2.5	$39.7	$—	$(37.1)	$(2.5)	$(2.5)	$—	$—
Total other income (expense)	$(34.5)	$2.6	$2.1	$(35.0)	$(4.2)	$(4.2)	$—	$—
Income before income taxes	$(57.4)	$(20.2)	$84.6	$47.5	$41.2	$41.2	$—	$—
Provision for income taxes	$(17.9)	$(6.1)	$29.6	$17.9	$11.5	$11.5	$—	$—
Equity in income of subsidiaries	$84.7	$59.3	$—	$—	$—	$—	$(84.7)	$(59.3)
Net income	$45.2	$45.2	$55.0	$29.6	$29.7	$29.7	$(84.7)	$(59.3)
Change in fair value of interest rate swap, net of taxes	$1.3	$1.3	$—	$1.3	$—	$—	$—	$(1.3)
Comprehensive income	$45.2	$45.2	$55.0	$30.9	$29.7	$29.7	$(84.7)	$(63.4)
Statement of cash flows
Cash (used in) provided by operating activities	$58.9	$82.0	$5.6	$(17.5)	$(24.9)	$(12.0)	$—	$(12.9)
Dividends paid	$(194.0)	$(194.0)	$—	$—	$—	$(12.9)	$—	$12.9
Intercompany	$—	$(23.1)	$—	$23.1	$—	$—	$—	$—
Cash used in financing activities	$(130.1)	$(153.2)	$—	$23.1	$—	$(12.9)	$—	$12.9

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

        The statements in the following discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (our "2013 Annual Report"). Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the condensed consolidated financial statements, including the related notes, contained elsewhere herein and with the 2013 Annual Report. All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. All dollar values in this section, unless otherwise noted, are denoted in thousands. Numerical figures have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

Executive Summary

        NBTY is the leading global vertically integrated manufacturer, distributor and retailer of a broad line of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. We currently market approximately 25,000 SKUs, including numerous private-label and owned brands, such as: Nature's Bounty®, Ester-C®, Balance Bar®, Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, Flex-A-Min®, SISU®, Knox®, Sundown®, Rexall®, Pure Protein®,

Body Fortress®, Worldwide Sport Nutrition®, Natural Wealth®, Puritan's Pride®, Holland & Barrett®, GNC (UK)®, Physiologics®, De Tuinen®, Essenza®, and Vitamin World®. Our vertical integration includes purchasing raw materials and formulating and manufacturing products, which we then market through four channels of distribution.

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

  •
  European Retail—This segment generates revenue through its 743 Holland & Barrett stores (including franchised stores in the following countries: 31 in China, 26 in Singapore, eight in each of United Arab Emirates and Cyprus, four in Malta and one in each of Gibraltar and Iceland), 57 GNC (UK) stores in the U.K., 128 De Tuinen stores (including seven franchised locations) in the Netherlands, 47 Nature's Way stores in Ireland and 13 Essenza stores in Belgium which were acquired in June of 2013, as well as internet-based sales from www.hollandandbarret.com, www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

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

Consent Solicitation and Debt Offering

        On December 2, 2013, Holdings, our parent company, launched a consent solicitation (the "Consent Solicitation") of consents from holders of Holdings' existing 7.75%/8/50% contingent cash pay senior notes in the aggregate principal amount of $550,000 that mature on November 1, 2017 (the "existing Holdco Notes"). The purpose of the Consent Solicitation was to amend the restricted payment covenant in the indenture governing the Holdco Notes (as defined below). Holdings sought consent to add a new "basket" in the restricted payment covenant (Section 3.4 of the indenture governing the Holdco Notes) for a dividend or distribution to Holdings' shareholders up to the net proceeds of the offering of Holdings' additional 7.75%/8./50% contingent cash pay senior notes in the aggregate principal amount of $450,000 that mature on November 1, 2017 (the "additional Holdco Notes" and, together with the existing Holdco Notes, the "Holdco Notes") less the amount available as of September 30, 2013 for restricted payments under the "builder" basket in Section 3.4(a)(C) of the indenture governing the Holdco Notes (the "Proposed Amendments").

        On December 10, 2013, the requisite holders of the existing Holdco Notes had consented to the Proposed Amendments and Holdings entered into a supplemental indenture (the "First Supplemental Indenture") to the indenture governing the Holdco Notes. The First Supplemental Indenture became operative upon the payment of the consent fee (the "consent fee") by Holdings to the paying agent on behalf of the holders of the existing Holdco Notes, which was paid concurrently with the closing of the offering of the additional Holdco Notes.

        On December 12, 2013, Holdings issued the additional Holdco Notes in the aggregate principal amount of $450,000. The additional $450,000 Holdco Notes and the $550,000 of existing Holdco Notes previously issued on October 17, 2012 have identical terms and are treated as a single class for all purposes under the indenture governing the Holdco Notes. The proceeds from the offering of the $450,000 additional Holdco Notes, were used to pay transaction fees and expenses, including the consent fee, of $18,560, and a $445,537 dividend to Holdings' shareholders in December 2013.

Results of Operations

Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012:

  Net Sales

        Net sales by segment for the three months ended December 31, 2013 as compared with the prior comparable period were as follows:

	Three Months Ended December 31, 2013		Three Months Ended December 31, 2012
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale	$505,275	61.1%	$494,204	62.6%	$11,071	2.2%
European Retail	204,912	24.8%	178,983	22.7%	25,929	14.5%
Direct Response/E-Commerce	60,362	7.3%	58,685	7.4%	1,677	2.9%
North American Retail	56,556	6.8%	57,355	7.3%	(799)	(1.4%)

Net sales	$827,105	100.0%	$789,227	100.0%	$37,878	4.8%

Wholesale

        Net sales for the Wholesale segment increased $11,071, or 2.2%, to $505,275 for the three months ended December 31, 2013, as compared to the prior comparable period. This increase is due to $26,572 higher net sales of our branded products, both domestically and internationally, partially offset by $15,501 lower net sales to certain contract manufacturing and private label accounts. Domestic branded net sales increased $18,328 and international branded net sales increased $8,244 for the three months ended December 31, 2013, as compared to the prior comparable period.

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

        We use targeted promotions to grow overall sales. Promotional programs and rebates were 15.9% of sales for the three months ended December 31, 2013, as compared to 13.3% of sales for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were 1.5% and 1.3% of sales for each of the three months ended December 31, 2013 and 2012, respectively, and are primarily attributable to returns in the ordinary course of business. We expect product returns relating to normal operations to trend between 1% and 2% of Wholesale sales in future quarters.

        The following customers accounted for the following percentages of the Wholesale segment's net sales and our consolidated net sales for the three months ended December 31, 2013 and 2012, respectively:

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012
Customer A	18%	22%	11%	14%
Customer B	17%	13%	10%	8%
Customer C	8%	10%	5%	7%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our financial statements if we were unable to replace that customer.

  European Retail

        Net sales for this segment increased $25,929, or 14.5%, to $204,912 for the three months ended December 31, 2013, as compared to the prior comparable period. This increase is attributable to more successful promotional activity and additional stores opened or acquired during the period. In addition, the average exchange rate of the British pound to the US dollar increased 0.8% and the euro to the US dollar increased 5.0% as compared to the prior comparable period. In local currency, net sales increased 12.1% and same store sales (including internet sales) increased 6.5% as compared to the prior comparable period.

        The following is a summary of European Retail store activity:

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012
Company-owned stores
Open at beginning of the period	901	856
Opened during the period	4	9
Closed during the period	(3)	(1)

Open at end of the period	902	864

Franchised stores
Open at beginning of the period	79	40
Opened during the period	9	14
Closed during the period	(2)	(1)

Open at end of the period	86	53

Total company-owned and franchised stores
Open at beginning of the period	980	896
Opened during the period	13	23
Closed during the period	(5)	(2)

Open at end of the period	988	917

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased by $1,677, or 2.9%, for the three months ended December 31, 2013 as compared to the prior comparable period. A change in our promotional calendar contributed to this increase. E-commerce net sales comprised 67.1% of total Direct Response/E-Commerce net sales for the three months ended December 31, 2013 as compared to 63.9% in the prior comparable period. We remain among the leaders for vitamin and nutritional supplements in the direct response and e-commerce sectors, and we continue to increase the number of products available via our catalog and websites.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical results reflect this pattern and therefore this division should be viewed on an annual, and not quarterly, basis.

  North American Retail

        Net sales for this segment decreased $799, or 1.4%, to $56,556 for the three months ended December 31, 2013 as compared to the prior comparable period. Same store sales (including internet sales) declined 1.3% due to inclement weather in the current period as well as positive media attention to certain products in the prior comparable period.

        The following is a summary of North American Retail store activity:

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012
Open at beginning of the period	421	426
Opened during the period	8	1
Closed during the period	(6)	(1)

Open at end of the period	423	426

  Cost of Sales

        Cost of sales was as follows:

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	$ change	% change
Cost of sales	$441,718	$428,749	$12,969	3.0%
Percentage of net sales	53.4%	54.3%

        Cost of sales as a percentage of net sales declined by 0.9 percentage points. This was primarily a result of increased sales of our branded products which have higher margins in our wholesale business, and a one-time increase of $1,123 in cost of sales related to a fair value adjustment on inventory acquired from Balance Bar in the prior comparable period.

        Due to competitive pressure in the private label business, the cost of sales for our private label business as a percentage of net sales could fluctuate. This would adversely affect gross profits during the affected periods. To address these matters, we continuously seek to implement additional improvements in our supply chain and we are increasing our focus on our branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses were as follows:

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	$ change	% change
Advertising, promotion and catalog	$38,522	$35,844	$2,678	7.5%
Percentage of net sales	4.7%	4.5%

        The $2,678 or 7.5% increase in advertising, promotion and catalog expense primarily related to increased spending on media and loyalty program costs in our European Retail segment and increased spending related to internet advertising in our Direct Response segment, partially offset by reductions in our Wholesale segment due to timing. We continue to drive brand awareness by using more cost-effective and targeted advertising methods across all segments.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") were as follows:

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	$ change	% change
Selling, general and administrative	$232,684	$219,509	$13,175	6.0%
Percentage of net sales	28.1%	27.8%

        The SG&A increase of $13,175, or 6.0%, for the three months ended December 31, 2013, as compared to the prior comparable period, is primarily due to (i) an increase in salaries and related benefits of $4,588, primarily related to our European Retail segment as there was a significant increase in stores as well as additional increases in Corporate salaries, (ii) an increase in building and occupancy costs of $2,940 primarily due to additional stores in our European Retail segment, (iii) an increase in temporary payroll costs of $2,850 associated with temporary employees in our distribution facilities, (iv) an increase of $2,701 in freight costs due to an increase in sales as well as increased movement between facilities as a result of the facility restructuring and (v) an increase in depreciation and amortization of $2,429 primarily due to the implementation of our new ERP system in the third quarter of fiscal 2013, partially offset by the net reduction of estimated litigation settlements accruals of $4,400 due primarily to the glucosamine settlement.

  Income from Operations

        Income from operations was as follows:

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	$ change	% change
Wholesale	$82,728	$69,926	$12,802	18.3%
European Retail	43,960	39,984	3,976	9.9%
Direct Response/E-Commerce	6,975	12,249	(5,274)	-43.1%
North American Retail	2,792	5,882	(3,090)	-52.5%
Corporate	(22,274)	(22,916)	642	2.8%

Total	$114,181	$105,125	$9,056	8.6%

Percentage of net sales	13.8%	13.3%

        The increase in Wholesale segment income from operations was primarily due to the increase in net sales and decrease in advertising expense. The increase in the European Retail segment income from operations was the result of higher sales volume offset by increased advertising and SG&A costs

(primarily payroll costs and building costs associated with new and acquired stores). The decrease in the Direct Response/E-Commerce segment income from operations was primarily due to increased cost of sales as a percentage of net sales due to additional sales promotions. The decrease in North American Retail segment income from operations was primarily due to the decrease in net sales from store closures and lower same store sales from the prior year as well as increased cost of sales as a percentage of net sales due to additional sales promotions. Corporate/Manufacturing remained relatively consistent with the prior comparable period.

  Interest Expense

        Interest expense for the three months ended December 31, 2013 decreased over the prior comparable period due to the lower interest rate on the term loan B-2 due to the refinancing that took place in March of 2013.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2014 and 2028. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended December 31, 2013 and 2012 was 33.0% and 34.0%, respectively. The effective income tax rate was lower for the three months ended December 31, 2013 primarily due to the timing and mixture (foreign and domestic) of income.

Liquidity and Capital Resources

        NBTY's primary sources of liquidity and capital resources are cash generated from operations and funds available under our revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources of funds.

        The following table sets forth, for the periods indicated, cash balances and working capital:

	As of December 31, 2013	As of September 30, 2013
Cash and cash equivalents	$116,750	$198,561
Working capital (including cash and cash equivalents)	$778,263	$733,197

        The increase in working capital of $45,066 was primarily due to net income for the three months ended December 31, 2013.

        The decrease in cash and cash equivalents of $81,811 at December 31, 2013 as compared to September 30, 2013 was primarily due to interest payments made in the current quarter and increases in accounts receivable and inventory.

        The following table sets forth, for the periods indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012
Net cash (used in) provided by operating activities	$(40,089)	$39,641
Net cash used in investing activities	$(21,247)	$(104,059)
Net cash used in financing activities	$(21,445)	$(130,077)
Inventory turnover	2.3	2.3
Days sales (Wholesale) outstanding in accounts receivable	35	33

        We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, investing and financing requirements. As of December 31, 2013, cash and cash equivalents of $95,605 was held by our foreign subsidiaries and are generally subject to U.S. income taxes upon repatriation to the U.S. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law. However, during fiscal 2014, we plan to indefinitely reinvest $36,000 of our foreign earnings outside of the U.S. for capital expenditures.

        Net cash used in operating activities during the three months ended December 31, 2013 was attributable to increases in inventory to maintain satisfactory customer fulfillment rates during the facility restructuring and accounts receivable due to the increase in net sales and decreases in accrued expenses and other liabilities related to the payment of interest on the Notes, partially offset by net income.

        During the three months ended December 31, 2013, net cash used in investing activities consisted of purchases of property, plant and equipment.

        For the three months ended December 31, 2013, net cash used in financing activities related to dividends paid to Holdings.

Senior credit facilities and Notes

        On October 1, 2010, NBTY entered into senior secured credit facilities totaling $2,000,000, consisting of $1,750,000 term loan facilities and a $250,000 revolving credit facility. In addition, NBTY issued $650,000 aggregate principal amount of the Notes with an interest rate of 9% and a maturity date of October 1, 2018.

        On March 1, 2011, NBTY, Holdings and Barclays Bank PLC, as administrative agent, and several other lenders entered into the First Amendment and Refinancing Agreement. Under the terms of the agreement, the $1,750,000 term loan B-1 and revolving credit facility of $200,000 were established. Substantially all other terms are consistent with the original term loan B, including the amortization schedule of term loan B-1 and maturity dates.

        On December 30, 2011, NBTY prepaid $225,000 of principal on its term loan B-1. As a result of this prepayment, $9,289 of deferred financing costs were written off. In accordance with the prepayment provisions of the First Refinancing, no scheduled payments of principal will be required until the final balloon payment in October 2017.

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

Holdco Notes

        On October 17, 2012, Holdings issued $550,000 of the existing Holdco Notes. Interest on the notes will accrue at the rate of 7.75% per annum with respect to Cash Interest and 8.50% per annum with respect to any paid-in-kind interest. Interest on the Holdco Notes will be payable semi-annually in arrears on May 1 and November 1 of each year. Holdings is a holding company with no operations of its own and has no ability to service interest or principal on the Holdco Notes, other than through dividends it may receive from NBTY. NBTY is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indenture governing the Notes and the senior secured credit facilities. NBTY has not guaranteed the indebtedness of Holdings, nor pledged any of its assets as collateral and the Holdco Notes are not reflected on NBTY's balance sheet. The proceeds from the offering of the existing Holdco Notes, along with approximately $200,000 from NBTY described below, were used to pay transactions fees and expenses and a dividend of approximately $721,682 to Holdings' shareholders.

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

Additional Holdco Notes

        On December 2, 2013, Holdings launched the Consent Solicitation. The purpose of the Consent Solicitation was to amend the restricted payment covenant in the indenture governing the Holdco Notes. Holdings sought consent to add a new "basket" in the restricted payment covenant (Section 3.4 of the indenture governing the Holdco Notes) for a dividend or distribution to Holdings' shareholders up to the net proceeds of the offering of additional Holdco Notes in aggregate principal amount of $450,000 less the amount available as of September 30, 2013 for restricted payments under the "builder" basket in Section 3.4(a)(C) of the indenture governing the Holdco Notes.

        On December 10, 2013, the requisite holders of the existing Holdco Notes had consented to the Proposed Amendments and Holdings entered into the First Supplemental Indenture to the indenture governing the Holdco Notes. The First Supplemental Indenture became operative upon the payment of the consent fee by Holdings to the paying agent on behalf of the holders of the existing Holdco Notes, which was paid concurrently with the closing of the offering of the additional Holdco Notes.

        On December 12, 2013, Holdings, issued $450,000 of additional Holdco Notes that mature on November 1, 2017. The additional $450,000 Holdco Notes and the $550,000 of existing Holdco Notes previously issued on October 17, 2012 will have identical terms and will be treated as a single class for all purposes under the indenture the Holdco Notes. The gross proceeds from the offering of the $450,000 additional Holdco Notes was $460,125, inclusive of a $10,125 premium, which were used to pay transaction fees and expenses, including the consent fee totaling $18,560, and a $445,537 dividend to Holdings' shareholders in December 2013.

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

        As described above, Holdings ability to pay PIK Interest depends on the calculation of the Applicable Amount regardless of the availability of cash at Holdings. All interest payments made to date have been in cash. As of December 31, 2013, NBTY currently anticipates that it will have sufficient restricted payment capacity to enable Holdings to pay cash interest on the Holdco Notes for the current interest period; however, this may change as a result of a variety of factors. To the extent Holdings makes such interest payments in cash, NBTY will be required to provide the necessary funding.

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

        Our ability to make payments on and to refinance our indebtedness, including the Notes, will depend on our ability to generate cash in the future. We believe that our cash on hand, together with cash from operations and, if required, as of December 31, 2013 we have borrowing capacity of $200,000 under the revolving portion of our senior secured credit facilities, will be sufficient for our cash requirements for the next twelve months.

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

EBITDA and Consolidated EBITDA

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

        The computation of NBTY's senior secured leverage ratio, to the extent then applicable, is as follows:

		December 31, 2013	December 31, 2012
Senior secured debt		1,507,500	1,577,500
Less up to $150,000 unrestricted cash balance		(105,277)	(111,709)

	(a)	1,402,223	1,465,791

NBTY Consolidated EBITDA (Four consecutive quarters)	(b)	$541,165	$579,715

Senior Secured Leverage Ratio	(a /b)	2.59x	2.53x
Maximum Allowed (per the senior secured credit facilities to the extent then applicable)		4.00x	4.25x

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

        The following table reconciles net income to EBITDA and Consolidated EBITDA (as defined in our senior secured credit facilities) for the three months ended and four consecutive quarters ended December 31, 2013 and 2012:

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Four Consecutive quarters ended December 31, 2013	Four Consecutive quarters ended December 31, 2012
Net income	$53,821	$45,171	$138,131	$164,559
Interest expense	34,818	37,132	144,786	146,517
Provision for income taxes	26,532	23,269	58,139	66,128
Depreciation and amortization	25,566	23,391	112,811	101,772

EBITDA	140,737	128,963	453,867	478,976
Severance costs(a)	547	3,656	19,126	6,553
Stock-based compensation(b)	1,620	305	3,297	2,104
Management fee(c)	750	750	3,000	3,000
Inventory fair value adjustment(d)	—	1,123	1,294	1,123
Consulting fees(e)	7,315	5,771	28,122	19,637
Impairments and disposals(f)	99	1,194	1,575	32,090
Other items(g)	(1,529)	4,850	34,336	15,309
Pro forma cost savings(h)	11,319	11,742	45,275	46,969
Limitation on certain EBITDA adjustments(i)	(12,182)	(6,511)	(48,727)	(26,046)

Consolidated EBITDA	$148,676	$151,843	$541,165	$579,715

(a)
Reflects the exclusion of severance costs incurred at various subsidiaries of the Company. Included in the three months and four consecutive quarters ended December 31, 2013 are workforce reduction costs of $16,752 relating to the facility restructuring.

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

(f)
Reflects the impairment of certain assets, including Julian Graves Limited impairment of $20,106 and the deconsolidation loss of $7,403 in the four consecutive quarters ended December 31, 2012.

(g)
Reflects the exclusion of various items, as permitted in our senior secured credit facilities, which among other items includes: restructuring charges, business optimization expenses, ineffectiveness on certain derivative instruments, gains and losses on dispositions and integration costs associated with acquisitions. Including the net impact of accruals of $7,600 of anticipated legal settlements in the four consecutive quarters ended December 31, 2013 and ($4,400) for the three months ended December 31, 2013.

(h)
Reflects three months and four consecutive quarters of prospective savings in accordance with NBTY's senior secured credit facilities; specifically, the amount of cost savings expected to be realized from operating expense reductions and other operating improvements as a result of specified actions taken or initiated, less the amount of any actual cost savings realized during the period.

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

Off-Balance Sheet Arrangements

        See description of the Holdco Notes above for the off-balance sheet arrangements.

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

Foreign Currency

        Approximately 33% and 31%, respectively of our net sales during the three months ended December 31, 2013 and 2012 were denominated in currencies other than U.S. dollars, principally British pounds and to a lesser extent euros, Canadian dollars and Chinese yuan. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on us, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	December 31, 2013	September 30, 2013
Total Assets	26%	26%
Total Liabilities	5%	3%

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. dollars. This process results in translation rate gains and losses, which are included as a separate component of stockholder's equity under the caption "Accumulated other comprehensive loss."

        During the three months ended December 31, 2013 and 2012, translation gain (losses) of $12,196 and ($1,279), respectively, were included in determining other comprehensive income. Cumulative translation gains (losses) of approximately $2,514 and ($9,682) were included as part of accumulated other comprehensive loss within the consolidated balance sheet at December 31, 2013 and September 30, 2013, respectively.

        The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies against the U.S. dollar. Any future translation gains or losses could be significantly different than those noted in each of these years.

Recent Accounting Developments

        In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income ("AOCI"). This new guidance requires entities to present (either on the face of the income statement or in the notes hereto) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance became effective for us beginning October 1, 2013. See Note 10, "Accumulated Other Comprehensive Income (loss)".

        In March 2013, the FASB issued guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning on October 1, 2014. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

        In July 2013, the FASB issued guidance which amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss carryforward whenever the net operating loss carryforward or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This guidance is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements

Critical Accounting Policies and Estimates

        We describe our significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements included in our 2013 Annual Report. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the 2013 Annual Report. There have been no significant changes in our significant accounting policies or critical accounting estimates since September 30, 2013.

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

        Net sales denominated in foreign currencies were approximately $275,779, or 33.3% of total net sales, for the three months ended December 31, 2013. A majority of our foreign currency exposure is denominated in British pounds, Canadian dollars and the Chinese yuan. For the three months ended December 31, 2013, as compared to the prior comparable period, the British pound and the Chinese yuan increased 0.8% and 2.8%, respectively as compared to the U.S. dollar and the Canadian dollar decreased 5.5% as compared to the U.S. dollar. The combined effect of the changes in these currency rates resulted in a decrease of $187 in net sales and an increase of $182 in operating income.

        During March 2011, we entered into three interest rate swap contracts to fix the LIBOR indexed interest rates on a portion of our senior secured credit facilities until the indicated expiration dates of these swap contracts. Each swap contract has an initial notional amount of $333,333 (for a total of $1 billion), with a fixed interest rate of 1.92% for a four-year term. The notional amount of each swap decreased to $266,666 in December 2012, decreased to $166,666 in December 2013 and has a maturity date of December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior secured credit facilities are swapped for fixed interest payments.

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. Assuming our senior secured credit facilities are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on our senior secured credit facilities by approximately $1,509 per year.

 NBTY, Inc. and Subsidiaries
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2013, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        In March 2013, NBTY agreed upon a proposed settlement with the remaining plaintiffs, which includes all cases and resolves all pending claims without any admission of or concession of liability by NBTY, and which provides for a release of all claims in return for payments to the class, together with attorneys' fees, and notice and administrative costs. Fairness Hearings took place on October 4, 2013 and November 20, 2013. On January 3, 2014, the court issued an opinion and order approving the settlement as modified ("the Order"). The final judgment was issued on January 22, 2014 ("the Judgment"). Certain objectors filed a notice of appeal of the Order and the Judgment on January 29, 2014 and the plaintiffs filed a notice of appeal on February 3, 2014.

        In fiscal 2013, NBTY recorded a provision of $12.0 million reflecting its best estimate of exposure for payments to the class together with attorney's fees, and notice and administrative costs in connection with this class action settlement. As a result of the court's approval of the settlement and the closure of the claims period, NBTY has reduced its estimate of exposure to $6.1 million. This reduction in the estimated exposure has been reflected in the Company's first quarter results for fiscal 2014. Until the appeal is resolved, no final determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY.

Claims in the Ordinary Course

        In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability, false advertising, intellectual property and Proposition 65 claims) arise from time to time in the ordinary course of our business. We believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on our consolidated financial statements, if adversely determined against us.

 NBTY, Inc. and Subsidiaries
Item 1A. Risk Factors

Risk Factors

        In addition to the other information set forth in this Report, you should carefully consider the risk factors disclosed under the caption "Risk Factors" in the 2013 Annual Report. These factors could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in the 2013 Annual Report are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows. Since September 30, 2013 there have been no significant changes relating to risk factors.

 NBTY, Inc. and Subsidiaries
Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of NBTY, Inc. (Incorporated by reference to Exhibit 3.1 to NBTY's Registration Statement on Form S-4 (No. 333-172973) (the "Registration Statement").
3.2	Second Amended and Restated By-Laws of NBTY, Inc.(Incorporated by reference to Exhibit 3.2 to the Registration Statement).
31.1	Rule 13a-14(a) Certification of Principal Financial Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

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

NBTY, Inc. (Registrant)
Date: February 6, 2014	By:	/s/ JEFFREY NAGEL Jeffrey Nagel Chief Executive Officer
Date: February 6, 2014	By:	/s/ MICHAEL D. COLLINS Michael D. Collins Chief Financial Officer