Form 10-Q
period 2014-03-31
NBTY INC
filed 2014-05-13
CIK 70793

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        The number of shares of common stock outstanding as of April 30, 2014 was 1,000.

NBTY, Inc. and Subsidiaries
INDEX

PART I
Item 1. Financial Statements

NBTY, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2014	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$128,933	$198,561
Accounts receivable, net	166,936	171,670
Inventories	872,507	739,952
Deferred income taxes	24,097	23,637
Other current assets	79,447	78,579

Total current assets	1,271,920	1,212,399
Property, plant and equipment, net	576,112	571,529
Goodwill	1,266,025	1,260,802
Intangible assets, net	1,945,220	1,960,351
Other assets	60,106	68,235

Total assets	$5,119,383	$5,073,316

Liabilities and Stockholder's Equity
Current liabilities:
Current portion long-term debt	$311	$376
Accounts payable	261,116	259,060
Accrued expenses and other current liabilities	203,711	219,766

Total current liabilities	465,138	479,202
Long-term debt, net of current portion	2,158,278	2,158,405
Deferred income taxes	747,014	751,419
Other liabilities	65,890	59,451

Total liabilities	3,436,320	3,448,477

Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par; one thousand shares authorized, issued and outstanding	—	—
Capital in excess of par	1,559,482	1,556,926
Retained earnings	123,905	81,497
Accumulated other comprehensive loss	(324)	(13,584)

Total stockholder's equity	1,683,063	1,624,839

Total liabilities and stockholder's equity	$5,119,383	$5,073,316

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net sales	$779,026	$757,874	$1,606,131	$1,547,101

Costs and expenses:
Cost of sales	431,081	414,016	872,799	842,764
Advertising, promotion and catalog	58,783	58,737	97,305	94,582
Selling, general and administrative	238,894	231,431	471,577	450,940
Facility restructuring charge	—	30,200	—	30,200

	728,758	734,384	1,441,681	1,418,486

Income from operations	50,268	23,490	164,450	128,615

Other income (expense):
Interest	(33,086)	(41,516)	(67,904)	(78,648)
Miscellaneous, net	(1,714)	(24)	(725)	424

	(34,800)	(41,540)	(68,629)	(78,224)

Income (loss) from operations before income taxes	15,468	(18,050)	95,821	50,391
Provision (benefit) for income taxes	5,568	(7,649)	32,100	15,621

Net income (loss)	9,900	(10,401)	63,721	34,770

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes of $1,145, $(7,605), $3,533 and $(6,835)	(706)	(41,085)	11,489	(42,364)
Change in fair value of interest rate swaps, net of taxes of $(427), $(599), $(1,124) and $(1,421)	684	953	1,769	2,261

Total other comprehensive income (loss), net of tax	(22)	(40,132)	13,258	(40,103)
Comprehensive income (loss)	$9,878	$(50,533)	$76,979	$(5,333)

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended March 31, 2014	Six Months Ended March 31, 2013
Cash flows from operating activities:
Net income	$63,721	$34,770
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Impairments and disposals of assets	5,324	4,223
Depreciation of property, plant and equipment	28,262	29,996
Amortization of intangible assets	23,137	22,674
Foreign currency transaction loss (gain)	376	(220)
Amortization and write-off of deferred financing fees	9,408	12,157
Stock-based compensation	2,556	1,052
Allowance for doubtful accounts	303	(182)
Inventory reserves	4,752	1,195
Deferred income taxes	(3,041)	(5,331)
Call premium on term loan	—	(15,075)
Changes in operating assets and liabilities:
Accounts receivable	5,552	2,155
Inventories	(135,680)	10,075
Other assets	7,005	5,689
Accounts payable	4,069	17,949
Accrued expenses and other liabilities	(17,813)	20,960

Net cash (used in) provided by operating activities	(2,069)	142,087

Cash flows from investing activities:
Purchase of property, plant and equipment	(47,244)	(63,692)
Proceeds from sale of building	—	7,548
Cash paid for acquisitions, net of cash acquired	—	(78,550)

Net cash used in investing activities	(47,244)	(134,694)

Cash flows from financing activities:
Principal payments under long-term agreements	(215)	—
Proceeds from borrowings under the revolver	—	80,000
Paydowns of borrowings under the revolver	—	(55,000)
Payments for financing fees	—	(7,387)
Dividends paid	(21,313)	(193,956)

Net cash used in financing activities	(21,528)	(176,343)

Effect of exchange rate changes on cash and cash equivalents	1,213	(4,110)

Net decrease in cash and cash equivalents	(69,628)	(173,060)
Cash and cash equivalents at beginning of period	198,561	315,136

Cash and cash equivalents at end of period	$128,933	$142,076

Non-cash investing and financing information:
Property, plant and equipment additions included in accounts payable	$4,896	$8,599

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

Accounts Receivable Reserves

        Accounts receivable are presented net of the following reserves:

	March 31, 2014	September 30, 2013
Allowance for sales returns	$12,710	$13,549
Promotional program incentive allowances	85,380	82,827
Allowance for doubtful accounts	3,705	2,472

	$101,795	$98,848

Recent Accounting Developments

        In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income ("AOCI"). This new guidance requires entities to present (either on the face of the income statement or in the notes hereto) the effects on the line items of the income statement for amounts reclassified

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

1. Basis of Presentation (Continued)

out of AOCI. The new guidance became effective for us beginning October 1, 2013. See Note 10, "Accumulated Other Comprehensive Income (loss)" and the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

        In April 2014, the FASB issued revised guidance to reduce diversity in practice for reporting discontinued operations. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity's operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The revised guidance is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

Revision

        A revision was made to prior year's Statements of Operations and Comprehensive Income (Loss) to correct the prior year presentation, whereby changes in the fair value of the cross-currency swaps were reclassified from Changes in the fair value of interest rate swaps to Foreign currency translation adjustments.

2. Facility Restructuring Charge

        On March 12, 2013, NBTY initiated a restructuring plan to streamline its operations and improve the profitability and return on invested capital of its manufacturing/packaging and distribution facilities. The restructuring involved the sale or closure of seven of NBTY's manufacturing/packaging and distribution facilities.

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

2. Facility Restructuring Charge (Continued)

        The restructuring plan commenced in the second quarter of fiscal 2013 and is expected to be completed in fiscal 2014. The restructuring resulted in cumulative charges of $32,695 before tax over that period, of which non-cash charges consist primarily of accelerated depreciation of approximately $12,588.

        The following summarizes the restructuring cash charges recorded and reconciles these charges to accrued expenses:

	Workforce Reductions	Facility Costs	Total
Restructuring accrual—October 1, 2013	$12,436	$2,649	$15,085
Cash payments	(6,678)	(1,369)	(8,047)
Other	—	(509)	(509)

Restructuring accrual—March 31, 2014	$5,758	$771	$6,529

3. Acquisitions

  Balance Bar

        On November 26, 2012, NBTY acquired all of the outstanding shares of Balance Bar Company ("Balance Bar"), a company that markets and sells nutritional bars, for a purchase price of $77,978 of cash. NBTY used funds drawn from the revolving portion of our senior secured credit facilities to finance this acquisition.

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

  Essenza

        In June 2013, our subsidiary, NBTY Europe Limited, acquired Essenza N.V. ("Essenza"), a Belgian company operating 13 retail stores, for a net purchase price of approximately $4,163 (€3,200 Euros). The allocation of net assets acquired consisted of cash, inventory, property, plant and equipment, tradename, goodwill, accounts payable and accrued liabilities and long term debt. The goodwill of approximately $4,200 associated with this acquisition is not currently deductible for tax purposes.

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

3. Acquisitions (Continued)

        Proforma financial information and actual year-to-date results related to Essenza and Balance Bar are not provided as their impact was not material to our consolidated financial statements, individually or in the aggregate.

4. Inventories

        The components of inventories are as follows:

	March 31, 2014	September 30, 2013
Raw materials	$243,684	$195,713
Work-in-process	20,349	25,068
Finished goods	608,474	519,171

Total	$872,507	$739,952

5. Goodwill and Intangible Assets

        The change in the carrying amount of goodwill by segment is as follows:

	Wholesale	European Retail	Direct Response / E-Commerce	North American Retail	Consolidated
Balance at September 30, 2013	$645,220	$324,853	$264,985	$25,744	$1,260,802
Purchase price adjustments	—	517	—	—	517
Foreign currency translation	(4,154)	8,860	—	—	4,706

Balance at March 31, 2014	$641,066	$334,230	$264,985	$25,744	$1,266,025

        The carrying amounts of acquired other intangible assets, which are subject to the impact of changes in foreign currency, for the periods indicated are as follows:

	March 31, 2014		September 30, 2013
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets:
Brands and customer relationships	$913,483	$136,126	$913,971	$116,330	17 - 25
Tradenames and other	178,065	19,994	177,903	16,677	20 - 30

	1,091,548	156,120	1,091,874	133,007
Indefinite lived intangible assets:
Tradenames	1,009,792	—	1,001,484	—

Total intangible assets	$2,101,340	$156,120	$2,093,358	$133,007

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

5. Goodwill and Intangible Assets (Continued)

        Aggregate amortization expense of other definite lived intangible assets included in the consolidated statements of operations in selling, general and administrative expenses for the three months ended March 31, 2014, and 2013 was $11,534 and $11,573, respectively. Amortization expense for the six months ended March 31, 2014, and 2013 was $23,137 and $22,674, respectively.

        Assuming no changes in our intangible assets, estimated amortization expense for each of the five succeeding years will be approximately $46,000 per year.

6. Long-Term Debt

        The components of long-term debt are as follows:

	March 31, 2014	September 30, 2013
Senior Credit Facilities:
Term loan B-2	$1,507,500	$1,507,500
Notes	650,000	650,000
Other	1,089	1,281

	2,158,589	2,158,781
Less: current portion	(311)	(376)

Total	$2,158,278	$2,158,405

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

        On October 11, 2012, NBTY amended its credit agreement to allow Holdings to issue and sell the Holdco Notes. In addition, among other things, the amendment (i) increased the general restricted payments basket to $50,000, (ii) increased the maximum total leverage ratio test which governs the

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Long-Term Debt (Continued)

making of restricted payments using Cumulative Credit (as defined in the credit agreement) and (iii) modified the definition of Cumulative Credit so that it conforms to the builder basket used in NBTY's indenture governing the Notes. Interest on the Holdco Notes will be paid via dividends from NBTY to Holdings, to the extent that NBTY is permitted under its credit agreement and the indenture governing the Notes. Expenses of $6,121 related to the amendment were capitalized as a deferred financing cost and are being amortized using the effective interest method. In conjunction with the amendment, NBTY paid Holdings a dividend of $193,956 in October 2012.

        In November 2012, NBTY drew $80,000 from the revolving portion of its senior secured credit facilities to finance the acquisition of Balance Bar. As of June 30, 2013, NBTY repaid this borrowing in its entirety.

        On March 21, 2013 (the "Second Refinancing Date"), NBTY, Holdings, Barclays Bank PLC, as administrative agent, and several other lenders entered into the Third Amendment and Second Refinancing Agreement (the "Second Refinancing") pursuant to which NBTY repriced its term loan B-1 under its credit agreement. Under the terms of the Second Refinancing, the $1,750,000 term loan B-1 was replaced with a new $1,507,500 term loan B-2. Borrowings under term loan B-2 bear interest at a floating rate which can be, at NBTY's option, either (i) Eurodollar (LIBOR) rate plus an applicable margin, or (ii) base rate plus an applicable margin, in each case, subject to a Eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-2 is 2.50% per annum for Eurodollar (LIBOR) loans and 1.50% per annum for base rate loans. The applicable margin for the revolving credit facility remained at 3.25% per annum for Eurodollar (LIBOR) loans and 2.25% per annum for base rate loans, with a step-down of 25 basis points upon the achievement of a total senior secured leverage ratio as set forth in the senior secured credit facilities. Substantially all other terms are consistent with the original term loan B-1, including the maturity dates. As a result of the Second Refinancing, $4,232 of previously capitalized deferred financing costs, as well as $1,151 of the call premium on term loan B-1, were expensed and included in interest expense. In addition, costs incurred and recorded as deferred financing costs were approximately $15,190, including $13,924 of the call premium paid on term loan B-1, and are being amortized using the effective interest method. NBTY funds working capital and general corporate activities, including permitted acquisitions and other investments, with cash flows from operations as well as borrowings under its revolving credit facility.

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

        The senior secured credit facilities contain customary negative covenants, including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, amend organizational documents, or change our line of business or fiscal year. In addition, our senior secured credit facilities require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility, including swingline loans and letters of credit. NBTY was in compliance with all financial covenants under the senior secured credit facilities at March 31, 2014. All other financial covenants in the original credit agreement governing the senior secured credit facilities were removed as part of the First Refinancing.

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

Holdco Notes

        On October 17, 2012, Holdings issued $550,000 in aggregate principal amount of 7.75%/8.50% contingent cash pay senior notes ("Holdco Notes") that mature on November 1, 2017. Interest on the

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Long-Term Debt (Continued)

Holdco Notes will accrue at the rate of 7.75% per annum with respect to cash interest and 8.50% per annum with respect to any paid-in-kind interest ("PIK Interest"). Interest on the Holdco Notes is payable semi-annually in arrears on May 1 and November 1 of each year. All interest payments made to date have been in cash. Holdings is a holding company with no operations and has no ability to service interest or principal on the Holdco Notes, other than through dividends it may receive from NBTY. NBTY is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indenture governing NBTY's 9.00% Senior Notes due 2018 ("Notes") and the senior secured credit facilities. NBTY has not guaranteed the indebtedness of Holdings, nor pledged any of its assets as collateral, and the Holdco Notes are not reflected in NBTY's financial statements. The proceeds from the offering of the Holdco Notes, along with $200,000 of cash on hand from NBTY, as described below, were used to pay transaction fees and expenses, including a consent fee of $17,345 and a $721,678 dividend to Holdings' shareholders in October 2012.

        On December 12, 2013, Holdings issued an additional $450,000 in aggregate principal amount of Holdco Notes that mature on November 1, 2017. The additional $450,000 Holdco Notes and the $550,000 of existing Holdco Notes previously issued on October 17, 2012 have identical terms and are treated as a single class for all purposes under the indenture governing the Holdco Notes. The gross proceeds from the offering of the $450,000 additional Holdco Notes was $460,125, inclusive of a $10,125 premium, which were used to pay transaction fees and expenses, including a consent fee, totaling $18,560 and a $445,537 dividend to Holdings' shareholders in December 2013.

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

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Long-Term Debt (Continued)

        The Notes are jointly and severally irrevocably and unconditionally guaranteed by each of NBTY's subsidiaries that is a guarantor under the credit agreement. The Notes are uncollateralized and rank senior in right of payment to existing and future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment to our and our subsidiary guarantors' senior unsecured debt, and are effectively junior to any of NBTY or its subsidiary guarantors' secured debt, to the extent of the value of the collateral securing such debt. The Notes contain certain customary covenants including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, or pay dividends. NBTY was in compliance with all covenants under the Notes at March 31, 2014.

7. Fair Value of Financial Instruments

        GAAP establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

        The following table summarizes liabilities measured at fair value on a recurring basis at March 31, 2014:

	Level 1	Level 2	Level 3
Current:
Interest rate swaps (included in accrued expenses and other current liabilities)	$—	$(3,441)	$—
Cross currency swaps (included in accrued expenses and other current liabilities)	$—	$—	$(4,330)
Non-current:
Cross currency swaps (included in other liabilities)	$—	$—	$(24,891)

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

        The Company's swap contracts are measured at fair value based on a market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Although non-performance risk of the Company and the counterparty is present in all swap contracts and is a component of the estimated fair values, we do not view non-performance risk to be a significant input to the fair value for the interest rate swap contracts. However, with respect to our cross currency swap contracts, we believe that non-performance risk is higher; therefore, the Company classifies these swap contracts as "Level 3" in the fair value hierarchy and, accordingly, records estimated fair value adjustments based on internal projections and views of those contracts. The performance risk for the cross currency swap contracts as a percentage of the unadjusted liabilities ranged from 8.3% to 8.5% (8.4% weighted average) as of March 31, 2014 and 9.5% to 10.3% (9.8% weighted average) as of September 30, 2013.

        The following table shows the Level 3 activity related to our cross currency swaps for the three and six months ended March 31, 2014 and 2013:

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Beginning balance:	$(27,359)	$(25,877)	$(22,254)	$(24,862)
Unrealized loss on cross currency swaps	(1,862)	19,750	(6,967)	18,735

Ending balance:	$(29,221)	$(6,127)	$(29,221)	$(6,127)

Interest Rate Swaps

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. During March 2011, we entered into three interest rate swap contracts to fix the LIBOR indexed interest rates on a portion of our senior secured credit facilities until the indicated expiration dates of these swap contracts. Each swap contract has an initial notional amount of $333,333 (for a total of one

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Fair Value of Financial Instruments (Continued)

billion dollars), with a fixed interest rate of 1.92% for a four-year term. The notional amount of each swap decreased to $266,666 in December 2012, decreased to $166,666 in December 2013 and has a maturity date of December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior secured credit facilities are swapped for fixed interest payments. These interest rate swap contracts were designated as a cash flow hedge of the variable interest payments on a portion of our term loan debt. Hedge effectiveness is being assessed based on the overall changes in the fair value of the interest rate swap contracts. Any potential ineffectiveness is measured using the hypothetical derivative method. Any ineffectiveness is recognized in current earnings. Hedge ineffectiveness from inception to March 31, 2014 was $0.

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

        These cross currency contracts were designated as a net investment hedge to the net investment in our British pound denominated operations. Hedge effectiveness is assessed based on the overall changes in the fair value of the cross currency swap contracts. Any potential hedge ineffectiveness is measured using the hypothetical derivative method and is recognized in current earnings. Hedge ineffectiveness loss for the three months ended March 31, 2014 and 2013 was $58 and $656, respectively, and is recorded in Miscellaneous, net. Hedge ineffectiveness (gain) / loss for the six months ended March 31, 2014 and 2013 was ($952) and $719, respectively.

        The following table shows the effect, net of tax impact, of the Company's derivative instruments designated as cash flow and net investment hedging instruments:

	Three Months Ended March 31,
	2014		2013
	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedges:
Interest rate swaps	$(463)	$(1,147)	$(882)	$(1,835)
Net Investment Hedges:
Cross currency swaps	(1,090)	—	12,529	—

Total	$(1,553)	$(1,147)	$11,647	$(1,835)

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Fair Value of Financial Instruments (Continued)

	Six Months Ended March 31,
	2014		2013
	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedges:
Interest rate swaps	$(1,245)	$(3,014)	$(1,913)	$(4,174)
Net Investment Hedges:
Cross currency swaps	(5,244)	—	11,945	—

Total	$(6,489)	$(3,014)	$10,032	$(4,174)

Term loan B-2

        The face amount of the term loan B-2 is $1,507,500, which approximates fair value based on Level 2 inputs, as this loan accrues interest at a variable interest rate.

Notes

        The fair value of the Notes, based on quoted market prices (Level 2), was approximately $699,000 as of March 31, 2014.

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

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

8. Litigation Summary (Continued)

        In March 2013, NBTY agreed upon a proposed settlement with the remaining plaintiffs, which includes all cases and resolves all pending claims without any admission of or concession of liability by NBTY, and which provides for a release of all claims in return for payments to the class, together with attorneys' fees, and notice and administrative costs. Fairness Hearings took place on October 4, 2013 and November 20, 2013. On January 3, 2014, the court issued an opinion and order approving the settlement as modified ("the Order"). The final judgment was issued on January 22, 2014 ("the Judgment"). Certain objectors filed a notice of appeal of the Order and the Judgment on January 29, 2014 and the plaintiffs filed a notice of appeal on February 3, 2014, and those appeals are pending.

        In fiscal 2013, NBTY recorded a provision of $12,000 reflecting its best estimate of exposure for payments to the class together with attorney's fees, and notice and administrative costs in connection with this class action settlement. As a result of the court's approval of the settlement and the closure of the claims period, NBTY has reduced its estimate of exposure to $6,100. This reduction in the estimated exposure was reflected in the Company's first quarter results for fiscal 2014. Until the appeal is resolved, no final determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY.

Claims in the Ordinary Course

        In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability, false advertising, intellectual property and Proposition 65 claims) arise from time to time in the ordinary course of our business. We believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on each of our consolidated financial statements, if adversely determined against us.

9. Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2014 and 2028. Therefore, our overall effective income tax rate could vary.

        The effective income tax rate for the three months ended March 31, 2014 and 2013 was 36.0% and 42.4%, respectively. The effective income tax rate for the six months ended March 31, 2014 and 2013 was 33.5% and 31.0%, respectively. Our effective tax rate for the three and six month periods is different than the Federal statutory rate generally due to the timing and mixture (foreign and domestic) of income and the partial reinvestment of foreign earnings in fiscal 2014 and 2013, as well as the facility restructuring charge which had a favorable impact on the prior year.

        We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. This methodology is consistent with previous periods. At March 31, 2014, we had $1,789 and $662 accrued for the potential payment of interest and penalties, respectively. As of March 31, 2014, we were subject to U.S. federal income tax examinations for the tax years 2007-2013, and to non-U.S. examinations for the tax years 2006-2013. In addition, we are generally subject to state and local examinations for fiscal years 2008-2013.

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

9. Income Taxes (Continued)

        The Company is under an Internal Revenue Service ("IRS") examination for tax years 2007-2012. Among other issues, the IRS has questioned the values used by the Company to transfer product and provide services to an international subsidiary. The Company believes it has appropriately valued such product transfers and services and intends to continue to support this position as the IRS examination progresses.

        At March 31, 2014, we had a liability of $14,260 for unrecognized tax benefits, the recognition of which would have an effect of $10,670 on provision for income taxes at the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

10. Accumulated Other Comprehensive Income (Loss)

        Additions to and reclassifications out of accumulated other comprehensive income (loss) attributable to the Company were as follows:

	Three Months Ended March 31, 2014(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at December 31, 2013	$2,514	$(2,817)	$(303)
Other comprehensive income (loss) before reclassifications	(705)	(462)	(1,167)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	1,146	1,146

Balance at March 31, 2014	$1,809	$(2,133)	$(324)

	Three Months Ended March 31, 2013(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at December 31, 2012	$(11,567)	$(6,998)	$(18,565)
Other comprehensive income (loss) before reclassifications	(41,085)	(882)	(41,967)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	1,835	1,835

Balance at March 31, 2013	$(52,652)	$(6,045)	$(58,697)

(1)
All amounts are net of tax, amounts in parentheses indicate debits.

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

10. Accumulated Other Comprehensive Income (Loss) (Continued)

(2)
These (gains) losses are reclassified into Interest expense. See Note 7, Fair Value of Financial Instruments.

	Six Months Ended March 31, 2014(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2013	$(9,680)	$(3,902)	$(13,582)
Other comprehensive income (loss) before reclassifications	11,489	(1,245)	10,244
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	3,014	3,014

Balance at March 31, 2014	$1,809	$(2,133)	$(324)

	Six Months Ended March 31, 2013(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2012	$(10,288)	$(8,306)	$(18,594)
Other comprehensive income (loss) before reclassifications	(42,364)	(1,913)	(44,277)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	4,174	4,174

Balance at March 31, 2013	$(52,652)	$(6,045)	$(58,697)

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

        The following customers accounted for the following percentages of the Wholesale segment's net sales and our consolidated net sales, respectively:

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Customer A	21%	22%	12%	13%
Customer B	8%	10%	5%	6%

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Six Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Customer A	20%	22%	12%	14%
Customer B	13%	10%	8%	6%
Customer C	9%	11%	5%	7%

        The following customers accounted for the following percentages of the Wholesale segment's gross accounts receivable:

	March 31, 2014	September 30, 2013
Customer A	16%	12%
Customer B	9%	11%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our financial statements if we were unable to replace that customer.

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

12. Related Party Transactions

Consulting Agreement—Carlyle

        NBTY entered into a consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. Under this agreement, subject to certain conditions, we expect to pay an annual consulting fee to Carlyle of $3,000; we will reimburse them for out-of-pocket expenses, and we may pay Carlyle additional fees associated with other future transactions. For the three and six months ended March 31, 2014 and 2013, these fees totaled $750 and $1,500, respectively, and are recorded in selling, general and administrative expenses. Out of pocket expenditures paid to Carlyle were $39 and $29 for the three months ended March 31, 2014 and 2013, respectively, and $368 and $311 for the six months ended March 31, 2014 and 2013, respectively.

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

  •
  European Retail—This segment generates revenue through its 743 Holland & Barrett stores (including franchised stores in the following countries: 27 in China, 27 in Singapore, eight in each of United Arab Emirates and Cyprus, four in Malta and one in each of Gibraltar and Iceland), 131 De Tuinen stores (including seven franchised locations) in the Netherlands, 57 GNC (UK) stores in the U.K., 47 Nature's Way stores in Ireland and 13 Essenza stores in Belgium which were acquired in June of 2013, as well as internet-based sales from www.hollandandbarret.com, www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

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

  •
  North American Retail—This segment generates revenue through its 417 owned and operated Vitamin World stores selling proprietary brand and third-party products, as well as internet-based sales from www.vitaminworld.com.

        The following table represents key financial information of our business segments:

	Total Reportable Business Segments
	Wholesale	European Retail	Direct Response/E- Commerce	North American Retail	Total	Corporate/ Manufacturing	Consolidated
Three Months Ended March 31, 2014:
Net sales	$443,449	$215,317	$63,601	$56,659	$779,026	$—	$779,026
Income (loss) from operations	19,004	49,915	7,388	1,702	78,009	(27,741)	50,268
Depreciation and amortization	9,081	4,133	2,833	767	16,814	9,020	25,834
Capital expenditures	172	9,547	113	3,957	13,789	12,208	25,997
Three Months Ended March 31, 2013:
Net sales	$445,672	$187,103	$63,898	$61,201	757,874	—	757,874
Income (loss) from operations	26,964	42,517	11,075	6,866	87,422	(63,932)	23,490
Depreciation and amortization	10,068	3,766	2,505	613	16,952	12,327	29,279
Capital expenditures	55	5,810	656	668	7,189	22,985	30,174
Six Months Ended March 31, 2014:
Net sales	$948,723	$420,229	$123,963	$113,216	$1,606,131	$—	$1,606,131
Income (loss) from operations	101,732	93,875	14,363	4,494	214,464	(50,014)	164,450
Depreciation and amortization	18,167	8,177	5,645	1,473	33,462	17,937	51,399
Capital expenditures	203	14,868	682	7,590	23,343	23,901	47,244
Six Months Ended March 31, 2013:
Net sales	$939,876	$366,087	$122,582	$118,556	1,547,101	—	1,547,101
Income (loss) from operations	96,891	82,501	23,324	12,748	215,464	(86,849)	128,615
Depreciation and amortization	19,697	7,509	5,009	1,243	33,458	19,212	52,670
Capital expenditures	230	13,918	768	1,425	16,341	47,351	63,692

        Total assets by segment are as follows:

	March 31, 2014	September 30, 2013
Reportable Business Segments:
Wholesale	$2,615,071	$2,553,857
European Retail	963,349	924,979
Direct Response / E-Commerce	688,244	692,685
North American Retail	123,768	119,395

Total Reportable Business Segments:	4,390,432	4,290,916

Corporate / Manufacturing	728,951	782,400

Consolidated assets	$5,119,383	$5,073,316

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

  1.
  Condensed consolidating financial statements as of March 31, 2014 and September 30, 2013 and for the three and six months ended March 31, 2014 and 2013 of (a) NBTY, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis; and

  2.
  Elimination entries necessary to consolidate NBTY, the parent, with guarantor and non-guarantor subsidiaries.

        The condensed consolidating financial statements are presented using the equity method of accounting for investments in wholly owned subsidiaries. Under this method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, other comprehensive income, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. This financial information should be read in conjunction with the financial statements and other notes related thereto.

        In the first quarter of fiscal 2014, we revised the presentation of certain amounts related to the application of push-down accounting in connection with the acquisition of the Company by Carlyle on October 1, 2010 which resulted in a revised presentation of a debt balance and the associated intercompany interest between the parent and guarantors and the presentation of certain transactions previously reflected as intercompany activities as equity transactions. In addition, we revised the allocation of SG&A costs between parent and guarantors, as well as the cash flow presentation for dividends remitted from the non-guarantor subsidiaries as well as funds remitted from the guarantor to the parent. These revisions impacted the consolidating balance sheet as of September 30, 2013, the consolidating statements of income and comprehensive income for the three and six months ended March 31, 2013 and cash flows for the six months ended March 31, 2013. The revisions to this supplemental information did not impact any amounts reported in our previously issued Consolidated Financial Statements. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108, we assessed the materiality of these revisions and concluded that the revisions were not material to any of our previously issued consolidated financial statements. As comparative prior period supplemental guarantor subsidiaries financial information is presented in future filings, we will similarly revise such prior period information.

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet
As of March 31, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$55,295	$—	$78,671	$(5,033)	$128,933
Accounts receivable, net	—	120,839	46,097	—	166,936
Intercompany	32,716	—	67,856	(100,572)	—
Inventories	—	680,303	192,204	—	872,507
Deferred income taxes	—	23,445	652	—	24,097
Other current assets	19,476	25,492	34,479	—	79,447

Total current assets	107,487	850,079	419,959	(105,605)	1,271,920
Property, plant and equipment, net	73,718	319,672	182,722	—	576,112
Goodwill	—	813,688	452,337	—	1,266,025
Other intangible assets, net	—	1,580,670	364,550	—	1,945,220
Other assets	51,368	8,648	90	—	60,106
Intercompany loan receivable	2,490,442	1,025,750	—	(3,516,192)	—
Investments in subsidiaries	2,282,832	—	—	(2,282,832)	—

Total assets	$5,005,847	$4,598,507	$1,419,658	$(5,904,629)	$5,119,383

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$—	$—	$311	$—	$311
Accounts payable	—	187,782	78,367	(5,033)	261,116
Intercompany	67,856	32,716	—	(100,572)	—
Accrued expenses and other current liabilities	37,047	125,762	40,902	—	203,711

Total current liabilities	104,903	346,260	119,580	(105,605)	465,138
Intercompany loan payable	1,021,342	2,161,910	332,940	(3,516,192)	—
Long-term debt, net of current portion	2,157,500	—	778	—	2,158,278
Deferred income taxes	14,151	633,316	99,547	—	747,014
Other liabilities	24,888	15,557	25,445	—	65,890

Total liabilities	3,322,784	3,157,043	578,290	(3,621,797)	3,436,320
Commitments and contingencies
Stockholder's Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,559,482	1,211,581	733,411	(1,944,992)	1,559,482
Retained earnings	123,905	232,016	98,298	(330,314)	123,905
Accumulated other comprehensive income (loss)	(324)	(2,133)	9,659	(7,526)	(324)

Total stockholder's equity	1,683,063	1,441,464	841,368	(2,282,832)	1,683,063

Total liabilities and stockholder's equity	$5,005,847	$4,598,507	$1,419,658	$(5,904,629)	$5,119,383

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet
As of September 30, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$81,356	$35,357	$81,848	$—	$198,561
Accounts receivable, net	—	127,894	43,776	—	171,670
Intercompany	34,549	—	—	(34,549)	—
Inventories	—	561,276	178,676	—	739,952
Deferred income taxes	—	23,004	633	—	23,637
Other current assets	19,033	24,104	35,442	—	78,579

Total current assets	134,938	771,635	340,375	(34,549)	1,212,399
Property, plant and equipment, net	88,612	308,852	174,065	—	571,529
Goodwill	—	813,688	447,114	—	1,260,802
Other intangible assets, net	—	1,601,963	358,388	—	1,960,351
Other assets	61,218	6,938	79	—	68,235
Intercompany loan receivable	2,480,760	1,062,900	29,082	(3,572,742)	—
Investments in subsidiaries	2,180,814	—	—	(2,180,814)	—

Total assets	$4,946,342	$4,565,976	$1,349,103	$(5,788,105)	$5,073,316

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$—	$—	$376	$—	$376
Accounts payable	—	195,712	63,348	—	259,060
Intercompany	—	34,549	—	(34,549)	—
Accrued expenses and other current liabilities	38,407	109,865	71,494	—	219,766

Total current liabilities	38,407	340,126	135,218	(34,549)	479,202
Intercompany loan payable	1,091,982	2,157,500	323,260	(3,572,742)	—
Long-term debt, net of current portion	2,157,500	—	905	—	2,158,405
Deferred income taxes	14,151	637,726	99,542	—	751,419
Other liabilities	19,463	14,650	25,338	—	59,451

Total liabilities	3,321,503	3,150,002	584,263	(3,607,291)	3,448,477
Commitments and contingencies
Stockholder's Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,556,926	1,211,581	733,411	(1,944,992)	1,556,926
Retained earnings	81,497	208,295	30,198	(238,493)	81,497
Accumulated other comprehensive income (loss)	(13,584)	(3,902)	1,231	2,671	(13,584)

Total stockholder's equity	1,624,839	1,415,974	764,840	(2,180,814)	1,624,839

Total liabilities and stockholder's equity	$4,946,342	$4,565,976	$1,349,103	$(5,788,105)	$5,073,316

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$514,810	$289,468	$(25,252)	$779,026

Costs and expenses:
Cost of sales	—	330,923	125,410	(25,252)	431,081
Advertising, promotion and catalog	—	47,709	11,074	—	58,783
Selling, general and administrative	27,813	113,790	97,291	—	238,894

	27,813	492,422	233,775	(25,252)	728,758

Income (loss) from operations	(27,813)	22,388	55,693	—	50,268

Other income (expense):
Intercompany interest	39,121	(34,204)	(4,917)	—	—
Interest	(34,204)	605	513	—	(33,086)
Miscellaneous, net	95	(1,653)	(156)	—	(1,714)

	5,012	(35,252)	(4,560)	—	(34,800)

Income (loss) before income taxes	(22,801)	(12,864)	51,133	—	15,468
Provision (benefit) for income taxes	51	(5,843)	11,360	—	5,568
Equity in income of subsidiaries	32,752	—	—	(32,752)	—

Net income (loss)	$9,900	$(7,021)	$39,773	$(32,752)	$9,900

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes	(706)	—	(1,486)	1,486	(706)
Change in fair value of interest rate swaps net of taxes	684	684	—	(684)	684

Total other comprehensive income (loss), net of tax	(22)	684	(1,486)	802	(22)

Comprehensive income (loss)	$9,878	$(6,337)	$38,287	$(31,950)	$9,878

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$528,345	$253,643	$(24,114)	$757,874

Costs and expenses:
Cost of sales	—	325,402	112,728	(24,114)	414,016
Advertising, promotion and catalog	—	49,445	9,292	—	58,737
Selling, general and administrative	33,681	114,024	83,726	—	231,431
Facility restructuring charge	—	30,200			30,200

	33,681	519,071	205,746	(24,114)	734,384

Income (loss) from operations	(33,681)	9,274	47,897	—	23,490

Other income (expense):
Intercompany interest	44,055	(41,668)	(2,387)	—	—
Interest	(41,668)	—	152	—	(41,516)
Miscellaneous, net	(217)	775	(582)	—	(24)

	2,170	(40,893)	(2,817)	—	(41,540)

Income (loss) before income taxes	(31,511)	(31,619)	45,080	—	(18,050)
Provision (benefit) for income taxes	(7,954)	(12,343)	12,648	—	(7,649)
Equity in income of subsidiaries	13,156	—	—	(13,156)	—

Net income (loss)	$(10,401)	$(19,276)	$32,432	$(13,156)	$(10,401)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes	(41,085)	—	(35,268)	35,268	(41,085)
Change in fair value of interest rate swaps net of taxes	953	953	—	(953)	953

Total other comprehensive income (loss), net of tax	(40,132)	953	(35,268)	34,315	(40,132)

Comprehensive income (loss)	$(50,533)	$(18,323)	$(2,836)	$21,159	$(50,533)

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)
Six Months Ended March 31, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,085,876	$574,609	$(54,354)	$1,606,131

Costs and expenses:
Cost of sales	—	672,791	254,362	(54,354)	872,799
Advertising, promotion and catalog	—	76,823	20,482	—	97,305
Selling, general and administrative	50,085	230,670	190,822	—	471,577

	50,085	980,284	465,666	(54,354)	1,441,681

Income (loss) from operations	(50,085)	105,592	108,943	—	164,450

Other income (expense):
Intercompany interest	78,829	(69,002)	(9,827)	—	—
Interest	(69,002)	605	493	—	(67,904)
Miscellaneous, net	1,005	(701)	(1,029)	—	(725)

	10,832	(69,098)	(10,363)	—	(68,629)

Income (loss) before income taxes	(39,253)	36,494	98,580	—	95,821
Provision (benefit) for income taxes	(5,318)	12,773	24,645	—	32,100
Equity in income of subsidiaries	97,656	—	—	(97,656)	—

Net income (loss)	$63,721	$23,721	$73,935	$(97,656)	$63,721

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes	11,489	—	8,429	(8,429)	11,489
Change in fair value of interest rate swaps net of taxes	1,769	1,769	—	(1,769)	1,769

Total other comprehensive income (loss), net of tax	13,258	1,769	8,429	(10,198)	13,258

Comprehensive income (loss)	$76,979	$25,490	$82,364	$(107,854)	$76,979

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)
Six Months Ended March 31, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,091,915	$504,984	$(49,798)	$1,547,101

Costs and expenses:
Cost of sales	—	667,875	224,687	(49,798)	842,764
Advertising, promotion and catalog	—	78,161	16,421	—	94,582
Selling, general and administrative	56,518	223,906	170,516	—	450,940
Merger expenses	—	30,200			30,200

	56,518	1,000,142	411,624	(49,798)	1,418,486

Income (loss) from operations	(56,518)	91,773	93,360	—	128,615

Other income (expense):
Intercompany interest	83,803	(78,891)	(4,912)	—	—
Interest	(78,891)	—	243	—	(78,648)
Miscellaneous, net	(144)	2,872	(2,304)	—	424

	4,768	(76,019)	(6,973)	—	(78,224)

Income (loss) before income taxes	(51,750)	15,754	86,387	—	50,391
Provision (benefit) for income taxes	(14,081)	5,514	24,188	—	15,621
Equity in income of subsidiaries	72,439	—	—	(72,439)	—

Net income (loss)	$34,770	$10,240	$62,199	$(72,439)	$34,770

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes	(42,364)	—	(32,465)	32,465	(42,364)
Change in fair value of interest rate swaps net of taxes	2,261	2,261	—	(2,261)	2,261

Total other comprehensive income (loss), net of tax	(40,103)	2,261	(32,465)	30,204	(40,103)

Comprehensive income (loss)	$(5,333)	$12,501	$29,734	$(42,235)	$(5,333)

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(11,110)	$9,042	$16,702	$(16,703)	$(2,069)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,338)	(29,864)	(15,042)	—	(47,244)

Cash used in investing activities	(2,338)	(29,864)	(15,042)	—	(47,244)

Cash flows from financing activities:
Principal payments under long-term agreements	—	—	(215)	—	(215)
Dividends paid	(21,313)	(5,835)	(5,835)	11,670	(21,313)
Intercompany accounts	8,700	(8,700)	—	—	—

Cash (used in) provided by financing activities	(12,613)	(14,535)	(6,050)	11,670	(21,528)

Effect of exchange rate changes on cash	—	—	1,213	—	1,213

Net decrease in cash and cash equivalents	(26,061)	(35,357)	(3,177)	(5,033)	(69,628)
Cash and cash equivalents at beginning of period	81,356	35,357	81,848	—	198,561

Cash and cash equivalents at end of period	$55,295	$—	$78,671	$(5,033)	$128,933

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$14,509	$184,619	$47,791	$(104,832)	$142,087

Cash flows from investing activities:
Purchase of property, plant and equipment	(18,140)	(29,983)	(15,569)	—	(63,692)
Proceeds from sale of building	7,548	—	—	—	7,548
Cash paid for acquisitions, net of cash acquired	(78,089)	—	(461)	—	(78,550)

Cash used in investing activities	(88,681)	(29,983)	(16,030)	—	(134,694)

Cash flows from financing activities:
Proceeds from borrowings under the revolver	80,000	—	—	—	80,000
Paydowns of debt under the revolver	(55,000)	—	—	—	(55,000)
Payments for financing fees	(7,387)	—	—	—	(7,387)
Dividends paid	(193,956)	(52,416)	(52,416)	104,832	(193,956)
Intercompany	114,067	(114,067)	—	—	—

Cash (used in) provided by financing activities	(62,276)	(166,483)	(52,416)	104,832	(176,343)

Effect of exchange rate changes on cash and cash equivalents	—	—	(4,110)	—	(4,110)

Net decrease in cash and cash equivalents	(136,448)	(11,847)	(24,765)	—	(173,060)
Cash and cash equivalents at beginning of period	183,661	14,589	116,886	—	315,136

Cash and cash equivalents at end of period	$47,213	$2,742	$92,121	$—	$142,076

NBTY, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

        The table below presents, for each line item of the Condensed Financial Statements as of September 30, 2013 and for the three and six months ended March 31, 2013 that we corrected, a comparison of the revised balance with the originally reported balance.

	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations
($ in millions)	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Balance Sheet
Current Assets
Intercompany	$857.7	$34.5	$—	$—	$264.1	$—	$(1,121.8)	$(34.5)
Other current assets	$—	$19.0	$43.1	$24.1	$35.4	$35.4	$—	$—
Total current assets	$939.0	$134.9	$790.7	$771.6	$604.4	$340.4	$(1,121.8)	$(34.5)
Other assets	$—	$61.2	$68.2	$6.9	$0.1	$0.1	$—	$—
Intercompany	$323.3	$2,480.8	$—	$1,062.9	$—	$29.1	$(323.3)	$(3,572.7)
Investments in subsidiaries	$3,211.1	$2,180.8	$—	$—	$—	$—	$(3,211.1)	$(2,180.8)
Total assets	$4,562.0	$4,946.3	$3,583.3	$4,566.0	$1,584.1	$1,349.1	$(4,656.1)	$(5,788.1)
Liabilities and Stockholder's Equity
Current liabilities:
Intercompany	$—	$—	$1,121.8	$34.5	$—	$—	$(1,121.8)	$(34.5)
Total current liabilities	$38.4	$38.4	$1,424.3	$340.1	$135.2	$135.2	$(1,121.8)	$(34.5)
Intercompany	$—	$1,092.2	$—	$2,157.5	$323.3	$323.3	$(323.3)	$(3,572.7)
Deferred income taxes	$721.8	$14.2	$22.0	$637.7	$7.5	$99.5	$—	$—
Total liabilities	$2,937.2	$3,321.5	$1,464.0	$3,150.0	$492.3	$584.3	$(1,445.0)	$(3,607.3)
Stockholder's Equity:
Capital in excess of par	$1,556.9	$1,556.9	$352.0	$1,211.6	$301.3	$733.4	$(653.3)	$(1,945.0)
Retained earnings	$81.5	$81.5	$1,767.3	$208.3	$789.3	$30.2	$(2,556.6)	$(238.5)
Accumulated other comprehensive income (loss)	$(13.6)	$(13.6)	$—	$(3.9)	$1.2	$1.2	$(1.2)	$2.7
Total stockholder's equity	$1,624.8	$1,624.8	$2,119.3	$1,416.0	$1,091.8	$764.8	$(3,211.1)	$(2,180.8)
Total liabilities and stockholder's equity	$4,562.0	$4,946.3	$3,583.3	$4,566.0	$1,584.1	$1,349.1	$(4,656.1)	$(5,788.1)
Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013
Selling, general and administrative	$63.9	$33.7	$83.8	$114.0	$83.7	$83.7	$—	$—
Income (loss) from operations	$(63.9)	$(33.7)	$39.5	$9.3	$47.9	$47.9	$—	$—
Intercompany interest	$2.4	$44.1	$—	$(41.7)	$(2.4)	$(2.4)	$—	$—
Total other income (expense)	$(39.5)	$2.2	$0.8	$(40.9)	$(2.8)	$(2.8)	$—	$—
Income (loss) before income taxes	$(103.4)	$(31.5)	$40.2	$(31.6)	$45.1	$45.1	$—	$—
Provision (benefit) for income taxes	$(34.4)	$(8.0)	$14.1	$(12.3)	$12.6	$12.6	$—	$—
Equity in income of subsidiaries	$58.6	$13.2	$—	$—	$—	$—	$(58.6)	$(13.2)
Net income (loss)	$(10.4)	$(10.4)	$26.2	$(19.3)	$32.5	$32.4	$(58.6)	$(13.2)
Foreign currency translation adjustment, net of taxes	$—	$(41.1)	$—	$—	$(53.6)	$(35.3)	$—	$35.3
Change in fair value of interest rate swaps, net of taxes	$13.5	$1.0	$—	$1.0	$—	$—	$—	$(1.0)
Comprehensive income (loss)	$3.1	$(50.5)	$26.2	$(18.3)	$(21.2)	$(2.8)	$(58.6)	$21.2
Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended March 31, 2013
Selling, general and administrative	$86.7	$56.5	$193.7	$223.9	$170.5	$170.5	$—	$—
Income (loss) from operations	$(86.7)	$(56.5)	$122.0	$91.8	$93.4	$93.4	$—	$—
Intercompany interest	$4.9	$83.8	$—	$(78.9)	$(4.9)	$(4.9)	$—	$—
Total other income (expense)	$(74.1)	$4.8	$2.9	$(76.0)	$(7.0)	$(7.0)	$—	$—
Income (loss) before income taxes	$(160.8)	$(51.8)	$124.8	$15.8	$86.4	$86.4	$—	$—
Provision (benefit) for income taxes	$(52.3)	$(14.1)	$43.7	$5.5	$24.2	$24.2	$—	$—
Equity in income of subsidiaries	$143.3	$72.4	$—	$—	$—	$—	$(143.3)	$(72.4)
Net income (loss)	$34.8	$34.8	$81.1	$10.2	$62.2	$62.2	$(143.3)	$(72.4)
Foreign currency translation adjustment, net of taxes	$—	$(42.4)	$—	$—	$(54.3)	$(32.5)	$—	$32.5
Change in fair value of interest rate swaps, net of taxes	$14.2	$2.3	$—	$2.3	$—	$—	$—	$(2.3)
Comprehensive income (loss)	$49.0	$(5.3)	$81.1	$12.5	$7.9	$29.7	$(143.3)	$(42.2)
Statement of cash flows for the six months ended March 31, 2013
Cash provided by (used in) operating activities	$128.6	$14.5	$18.6	$132.2	$(5.1)	$47.8	$—	$(52.4)
Cash paid for acquisitions, net of cash acquired	$(78.1)	$(78.1)	$(0.5)	$—	$—	$(0.5)	$—	$—
Cash used in investing activities	$(88.7)	$(88.7)	$(30.4)	$(30.0)	$(15.6)	$(16.0)	$—	$—
Dividends paid	$(194.0)	$(194.0)	$—	$—	$—	$(52.4)	$—	$52.4
Cash used in financing activities	$(176.3)	$(62.3)	$—	$(114.1)	$—	$(52.4)	$—	$52.4

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

  •
  European Retail—This segment generates revenue through its 743 Holland & Barrett stores (including franchised stores in the following countries: 27 in China, 27 in Singapore, eight in each of United Arab Emirates and Cyprus, four in Malta and one in each of Gibraltar and Iceland), 131 De Tuinen stores (including seven franchised locations) in the Netherlands , 57 GNC (UK) stores in the U.K., 47 Nature's Way stores in Ireland and 13 Essenza stores in Belgium which were acquired in June of 2013, as well as internet-based sales from www.hollandandbarret.com, www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and internet under the Puritan's Pride tradename. Catalogs are strategically mailed to customers who order by mail, internet, or by phone.

  •
  North American Retail—This segment generates revenue through its 417 owned and operated Vitamin World stores selling proprietary brand and third-party products, as well as internet-based sales from www.vitaminworld.com.

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

Consent Solicitation and Debt Offering

        On December 2, 2013, Alphabet Holding Company, Inc. ("Holdings"), our parent company, launched a consent solicitation (the "Consent Solicitation") of consents from holders of Holdings' existing 7.75%/8.50% contingent cash pay senior notes in the aggregate principal amount of $550,000 that mature on November 1, 2017 (the "existing Holdco Notes"). The purpose of the Consent Solicitation was to amend the restricted payment covenant in the indenture governing the Holdco Notes (as defined below). Holdings sought consent to add a new "basket" in the restricted payment covenant (Section 3.4 of the indenture governing the Holdco Notes) for a dividend or distribution to Holdings' shareholders up to the net proceeds of the offering of Holdings' additional 7.75%/8.50% contingent cash pay senior notes in the aggregate principal amount of $450,000 that mature on November 1, 2017 (the "additional Holdco Notes" and, together with the existing Holdco Notes, the "Holdco Notes") less the amount available as of September 30, 2013 for restricted payments under the "builder" basket in Section 3.4(a)(C) of the indenture governing the Holdco Notes (the "Proposed Amendments").

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

        On December 12, 2013, Holdings issued the additional Holdco Notes in the aggregate principal amount of $450,000. The additional $450,000 Holdco Notes and the $550,000 of existing Holdco Notes previously issued on October 17, 2012 have identical terms and are treated as a single class for all purposes under the indenture governing the Holdco Notes. The proceeds from the offering of the $450,000 additional Holdco Notes, were used to pay transaction fees and expenses, including the consent fee of $18,560, and a $445,537 dividend to Holdings' shareholders in December 2013.

Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013:

  Net Sales

        Net sales by segment were as follows:

	Three Months Ended March 31,
	2014		2013
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale	$443,449	56.9%	$445,672	58.8%	$(2,223)	(0.5)%
European Retail	215,317	27.6%	187,103	24.7%	28,214	15.1%
Direct Response/E-Commerce	63,601	8.2%	63,898	8.4%	(297)	(0.5)%
North American Retail	56,659	7.3%	61,201	8.1%	(4,542)	(7.4)%

Net sales	$779,026	100.0%	$757,874	100.0%	$21,152	2.8%

Wholesale

        Net sales for the Wholesale segment decreased by $2,223, or 0.5%, to $443,449 for the three months ended March 31, 2014, as compared to the prior comparable period. This decrease is due to lower net sales of $12,191 to certain contract manufacturing and private label accounts, partially offset by higher net sales of $9,968 of our branded products, both domestically and internationally. Domestic branded net sales increased by $396 and international branded net sales increased by $9,572 for the three months ended March 31, 2014, as compared to the prior comparable period.

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

        We use targeted promotions to grow overall sales. Promotional programs and rebates were 16.0% of sales for the three months ended March 31, 2014, as compared to 16.3% of sales for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were 1.5% of sales for each of the three months ended March 31, 2014 and 2013, and are primarily attributable to returns in the ordinary course of business. We expect product returns relating to normal operations to trend between 1% and 2% of Wholesale sales in future quarters.

        The following customers accounted for the following percentages of the Wholesale segment's net sales and our consolidated net sales:

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Customer A	21%	22%	12%	13%
Customer B	8%	10%	5%	6%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our financial statements if we were unable to replace that customer.

  European Retail

        Net sales for this segment increased by $28,214, or 15.1%, to $215,317 for the three months ended March 31, 2014, as compared to the prior comparable period. This increase is attributable to more successful promotional activity and additional stores opened or acquired as compared to the prior comparable period. In addition, the average exchange rate of the British pound to the US dollar strengthened 6.6% and the euro to the US dollar strengthened 3.7% as compared to the prior comparable period. In local currency, net sales increased 7.9% and same store sales (including internet sales) increased 3.9% as compared to the prior comparable period.

        The following is a summary of European Retail store activity:

	Three Months Ended March 31,
	2014	2013
Company-owned stores
Open at beginning of the period	902	864
Opened during the period	8	8
Closed during the period	(2)	(1)

Open at end of the period	908	871

Franchised stores
Open at beginning of the period	86	53
Opened during the period	1	10
Closed during the period	(4)	(4)

Open at end of the period	83	59

Total company-owned and franchised stores
Open at beginning of the period	988	917
Opened during the period	9	18
Closed during the period	(6)	(5)

Open at end of the period	991	930

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales decreased by $297, or 0.5%, for the three months ended March 31, 2014 as compared to the prior comparable period. E-commerce net sales comprised 66% of total Direct Response/E-Commerce net sales for the three months ended March 31, 2014 as compared to 65% in the prior comparable period. We remain among the leaders for vitamin and nutritional supplements in the direct response and e-commerce sectors, and we continue to increase the number of products available via our catalog and websites.

        This segment varies its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical comparisons are impacted by this pattern and therefore this division should be viewed on an annual, and not quarterly, basis.

  North American Retail

        Net sales for this segment decreased $4,542, or 7.4%, to $56,659 for the three months ended March 31, 2014 as compared to the prior comparable period. Same store sales (including internet sales) declined 6.4% due to declines in volume which are partially attributable to severe winter weather in many of the areas where our stores are located, as well as a softer pricing environment and lower revenue in the weight management product category due to positive media attention to certain products in this category in the prior comparable period.

        The following is a summary of North American Retail store activity:

	Three Months Ended March 31,
	2014	2013
Open at beginning of the period	423	426
Opened during the period	4	2
Closed during the period	(10)	(3)

Open at end of the period	417	425

  Cost of Sales

        Cost of sales was as follows:

	Three Months Ended March 31,
	2014	2013	$ change	% change
Cost of sales	$431,081	$414,016	$17,065	4.1%
Percentage of net sales	55.3%	54.6%

        Cost of sales as a percentage of net sales increased by 0.7 percentage points. The increase in the percentage of cost of sales was due primarily to lower margins earned on our private label products as well as increased promotional activity in our Direct Response and North American Retail segments.

        Due to competitive pressure in the private label business, the cost of sales for our private label business as a percentage of net sales may continue to fluctuate, which would adversely affect gross profits. To address this, we continuously seek to implement additional improvements in our supply chain and we are increasing our focus on our branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses were as follows:

	Three Months Ended March 31,
	2014	2013	$ change	% change
Advertising, promotion and catalog	$58,783	$58,737	$46	0.1%
Percentage of net sales	7.5%	7.8%

        Advertising, promotion and catalog expense remained relatively consistent. We continue to increase brand awareness by using more cost-effective and targeted methods across all segments.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") were as follows:

	Three Months Ended March 31,
	2014	2013	$ change	% change
Selling, general and administrative	$238,894	$231,431	$7,463	3.2%
Percentage of net sales	30.7%	30.5%

        The SG&A increase of $7,463, or 3.2%, for the three months ended March 31, 2014, as compared to the prior comparable period, is primarily due to increases of (i) $6,179 in building and occupancy costs due to additional stores in our European Retail segment; (ii) $3,300 in temporary help relating to additional costs associated with temporary personnel used in our distribution facilities; (iii) $2,915 in freight costs due to an increase in sales as well as increased movement between facilities as a result of the supply chain restructuring; (iv) $2,977 in salaries and related benefits, related to our European Retail segment as there was a significant increase in stores and (v) $2,554 of additional depreciation and amortization due to the implementation of our new ERP system in the third quarter of fiscal 2013, partially offset by a reduction of estimated litigation settlements due to $12,000 having been recorded for the Glucosamine case in the prior comparable period.

  Facility Restructuring Charge

        On March 12, 2013, NBTY initiated a restructuring plan to streamline its operations and improve the profitability and return on invested capital of its manufacturing/packaging and distribution facilities. The restructuring involved the sale or closure of seven of NBTY's manufacturing/packaging and distribution facilities.

        The restructuring plan commenced in the second quarter of fiscal 2013 and is expected to be completed in fiscal 2014. The restructuring resulted in aggregate charges of $30,200 before tax for the three months ended March 31, 2013.

  Income from Operations

        Income from operations was as follows:

	Three Months Ended March 31,
	2014	2013	$ change	% change
Wholesale	$19,004	$26,964	$(7,960)	(29.5)%
European Retail	49,915	42,517	7,398	17.4%
Direct Response/E-Commerce	7,388	11,075	(3,687)	(33.3)%
North American Retail	1,702	6,866	(5,164)	(75.2)%
Corporate	(27,741)	(63,932)	36,191	56.6%

Total	$50,268	$23,490	$26,778	114.0%

Percentage of net sales	6.5%	3.1%

        The decrease in Wholesale segment income from operations was primarily due to the increase in cost of sales as a percentage of net sales, partially offset by decreases in advertising expenses and SG&A costs. The increase in the European Retail segment was the result of higher sales volume, partially offset by increased advertising and SG&A costs (primarily payroll costs and building costs associated with new and acquired stores). The decrease in the Direct Response/E-Commerce segment was primarily due to additional sales promotions and increased advertising costs. The decrease in the North American Retail segment was primarily due to the decrease in net sales from same store sales and net store closures from the prior year and additional sales promotions. Corporate/Manufacturing loss decreased from the prior comparable period due to the prior period charges associated with the facilities restructuring.

  Interest Expense

        Interest expense for the three months ended March 31, 2014 decreased over the prior comparable period due to the lower interest rate on the term loan B-2 due to the refinancing that took place in March 2013 and the write off of deferred financing costs relating to the refinancing in the prior comparable period.

  Provision (Benefit) for Income Taxes

        Our provision (benefit) for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2014 and 2028. Our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended March 31, 2014 and 2013 was 36.0% and 42.4%, respectively. The effective income tax rate was lower for the three months ended March 31, 2014 primarily due to the timing and mixture (foreign and domestic) of income.

Six months ended March 31, 2014 Compared to the Six months ended March 31, 2013:

  Net Sales

        Net sales by segment were as follows:

	Six Months Ended March 31, 2014		Six Months Ended March 31, 2013
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale	$948,723	59.1%	$939,876	60.8%	$8,847	0.9%
European Retail	420,229	26.2%	366,087	23.7%	54,142	14.8%
Direct Response/E-Commerce	123,963	7.7%	122,582	7.9%	1,381	1.1%
North American Retail	113,216	7.0%	118,556	7.7%	(5,340)	(4.5)%

Net sales	$1,606,131	100.0%	$1,547,101	100.0%	$59,030	3.8%

Wholesale

        Net sales for the Wholesale segment increased by $8,847, or 0.9%, to $948,723 for the six months ended March 31, 2014, as compared to the prior comparable period. This increase is due to higher net sales of $36,540 of our branded products, both domestically and internationally, partially offset by lower net sales of $27,693 to certain contract manufacturing and private label accounts. Domestic branded net sales increased by $18,782 and international branded net sales increased by $17,758 for the six months ended March 31, 2014, as compared to the prior comparable period.

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

        We use targeted promotions to grow overall sales. Promotional programs and rebates were 16.0% of sales for the six months ended March 31, 2014, as compared to 14.7% of sales for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were 1.5% and 1.4% of sales for each of the six months ended March 31, 2014 and 2013, respectively, and are primarily attributable to returns in the ordinary course of business. We expect product returns relating to normal operations to trend between 1% and 2% of Wholesale sales in future quarters.

        The following customers accounted for the following percentages of the Wholesale segment's net sales and our consolidated net sales for the six months ended March 31, 2014 and 2013, respectively:

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Six Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Customer A	20%	22%	12%	14%
Customer B	13%	10%	8%	6%
Customer C	9%	11%	5%	7%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our financial statements if we were unable to replace that customer.

  European Retail

        Net sales for this segment increased by $54,142, or 14.8%, to $420,229 for the six months ended March 31, 2014, as compared to the prior comparable period. This increase is attributable to more successful promotional activity and additional stores opened or acquired during the period. In addition, the average exchange rate of the British pound to the US dollar strengthened 3.7% and the average exchange rate of the euro to the US dollar strengthened 4.3% as compared to the prior comparable period. In local currency, net sales increased 9.9% and same store sales (including internet sales) increased 5.1% as compared to the prior comparable period.

        The following is a summary of European Retail store activity:

	Six Months Ended March 31,
	2014	2013
Company-owned stores
Open at beginning of the period	901	856
Opened during the period	12	17
Closed during the period	(5)	(2)

Open at end of the period	908	871

Franchised stores
Open at beginning of the period	79	40
Opened during the period	10	24
Closed during the period	(6)	(5)

Open at end of the period	83	59

Total company-owned and franchised stores
Open at beginning of the period	980	896
Opened during the period	22	41
Closed during the period	(11)	(7)

Open at end of the period	991	930

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased by $1,381, or 1.1%, for the six months ended March 31, 2014 as compared to the prior comparable period. E-commerce net sales comprised 67% of total Direct Response/E-Commerce net sales for the six months ended March 31, 2014 as compared to 65% in the prior comparable period. We remain among the leaders for vitamin and nutritional supplements in the direct response and e-commerce sectors, and we continue to increase the number of products available via our catalog and websites.

        This segment varies its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical comparisons are impacted by this pattern and therefore this division should be viewed on an annual, and not quarterly, basis.

  North American Retail

        Net sales for this segment decreased $5,340, or 4.5%, to $113,216 for the six months ended March 31, 2014 as compared to the prior comparable period. Same store sales (including internet sales)

declined 3.9% due to declines in volume which are partially attributable to severe winter weather in many of the areas where our stores are located, as well as a softer pricing environment and lower revenue in the weight management product category due to positive media attention to certain products in this category in the prior comparable period.

        The following is a summary of North American Retail store activity:

	Six Months Ended March 31,
	2014	2013
Open at beginning of the period	421	426
Opened during the period	12	3
Closed during the period	(16)	(4)

Open at end of the period	417	425

  Cost of Sales

        Cost of sales was as follows:

	Six Months Ended March 31,
	2014	2013	$ change	% change
Cost of sales	$872,799	$842,764	$30,035	3.6%
Percentage of net sales	54.3%	54.5%

        Cost of sales as a percentage of net sales declined by 0.2 percentage points. This was primarily a result of increased sales of our branded products which have higher margins on our Wholesale segment, offset by lower margin earned in our private label products as well as increased promotional activity in our Direct Response and North American Retail segments.

        Due to competitive pressure in the private label business, the cost of sales for our private label business as a percentage of net sales may continue to fluctuate, which would adversely affect gross profits. To address this, we continuously seek to implement additional improvements in our supply chain and we are increasing our focus on our branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses were as follows:

	Six Months Ended March 31,
	2014	2013	$ change	% change
Advertising, promotion and catalog	$97,305	$94,582	$2,723	2.9%
Percentage of net sales	6.1%	6.1%

        The $2,723 or 2.9% increase in advertising, promotion and catalog expense primarily related to increased spending on media and advertising costs to promote a loyalty program in our European Retail segment, increased spending related to internet advertising in our Direct Response segment, partially offset by reductions in our Wholesale segment due to the timing of certain advertising campaigns. We continue to increase brand awareness by using more cost-effective and targeted methods across all segments.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") were as follows:

	Six Months Ended March 31,
	2014	2013	$ change	% change
Selling, general and administrative	$471,577	$450,940	$20,637	4.6%
Percentage of net sales	29.4%	29.1%

        The SG&A increase of $20,637, or 4.6%, for the six months ended March 31, 2014, as compared to the prior comparable period, is primarily due to increases of (i) $9,118 in building and occupancy costs due to additional stores in our European Retail segment; (ii) $7,564 in salaries and related benefits, related to our European Retail segment as there was a significant increase in stores; (iii) $6,151 relating to additional costs associated with temporary personnel used in our distribution facilities; (iv) $5,616 in freight costs due to an increase in sales as well as increased movement between facilities as a result of the facility restructuring restructuring and (v) $4,983 of additional depreciation and amortization due to the implementation of our new ERP system in the third quarter of fiscal 2013, partially offset by a net reduction of approximated $3,000 of actual and estimated litigation settlements in the current period and $12,000 having been recorded for the Glucosamine case in the prior comparable period.

  Facility Restructuring Charge

        On March 12, 2013, NBTY initiated a restructuring plan to streamline its operations and improve the profitability and return on invested capital of its manufacturing/packaging and distribution facilities. The restructuring involved the sale or closure of seven of NBTY's manufacturing/packaging and distribution facilities.

        The restructuring plan commenced in the second quarter of fiscal 2013 and is expected to be completed in fiscal 2014. The restructuring resulted in aggregate charges of $30,200 before tax for the six months ended March 31, 2013.

  Income from Operations

        Income from operations was as follows:

	Six Months Ended March 31,
	2014	2013	$ change	% change
Wholesale	$101,732	$96,891	$4,841	5.0%
European Retail	93,875	82,501	11,374	13.8%
Direct Response/E-Commerce	14,363	23,324	(8,961)	(38.4)%
North American Retail	4,494	12,748	(8,254)	(64.7)%
Corporate	(50,014)	(86,849)	36,835	42.4%

Total	$164,450	$128,615	$35,835	27.9%

Percentage of net sales	10.2%	8.3%

        The increase in Wholesale segment income from operations was primarily due to the increase in net sales and decrease in advertising expense. The increase in the European Retail segment was the result of higher sales volume, partially offset by increased advertising and SG&A costs (primarily payroll costs and building costs associated with new and acquired stores). The decrease in the Direct Response/E-Commerce segment was primarily due to additional sales promotions, as well as increased advertising costs and SG&A costs. The decrease in the North American Retail segment was primarily due to the decrease in net sales from same store sales and net store closures and from the prior year and additional sales promotions. Corporate/Manufacturing loss decreased from the prior comparable period due to the costs associated with the facilities restructuring.

  Interest Expense

        Interest expense for the six months ended March 31, 2014 decreased over the prior comparable period due to lower interest rate on the term loan B-2 due to the refinancing that took place in March 2013 and the write off of deferred financing costs relating to the refinancing in the prior comparable period.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2014 and 2028. Our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the six months ended March 31, 2014 and 2013 was 33.5% and 31.0%, respectively. The effective income tax rate was higher for the six months ended March 31, 2014 primarily due to the timing and mixture (foreign and domestic) of income.

Liquidity and Capital Resources

        NBTY's primary sources of liquidity and capital resources are cash generated from operations and funds available under its revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources of funds.

        The following table sets forth, for the periods indicated, cash balances and working capital:

	As of March 31, 2014	As of September 30, 2013
Cash and cash equivalents	$128,933	$198,561
Working capital (including cash and cash equivalents)	$806,782	$733,197

        The increase in working capital of $73,585 was primarily due to increases in inventory offset by a decrease in cash for the six months ended March 31, 2014.

        The decrease in cash and cash equivalents of $69,628 at March 31, 2014 as compared to September 30, 2013 was primarily due to payments made for inventory and property, plant and equipment.

        The following table sets forth, for the periods indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Six Months Ended March 31,
	2014	2013
Net cash (used in) provided by operating activities	$(2,069)	$142,087
Net cash used in investing activities	$(47,244)	$(134,694)
Net cash used in financing activities	$(21,528)	$(176,343)
Inventory turnover	2.2	2.3
Days sales (Wholesale) outstanding in accounts receivable	34	34

        We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, investing and financing requirements. As of March 31, 2014, cash and cash equivalents of $78,671 was held by our foreign subsidiaries and are generally subject to U.S. income taxes upon repatriation to the U.S. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law. However, during fiscal 2014, we plan to indefinitely reinvest $36,000 of our foreign earnings outside of the U.S. for capital expenditures.

        Net cash used in operating activities during the six months ended March 31, 2014 was attributable to increases in inventory to maintain satisfactory customer fulfillment rates and decreases in accrued expenses and other liabilities relating to semi-annual interest payments for interest on the Notes, partially offset by increased net income.

        During the six months ended March 31, 2014, net cash used in investing activities consisted of purchases of property, plant and equipment.

        For the six months ended March 31, 2014, net cash used in financing activities related to dividends paid to Holdings.

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

        For the six months ended March 31, 2013, cash flows used in financing activities related to dividends paid to Holdings and payments for financing fees related to the refinancing of our term loan B-1, partially offset by net borrowings under the revolving credit facility, which were used to fund the acquisition of Balance Bar.

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

        On October 11, 2012, NBTY amended its credit agreement to allow Holdings, our parent company, to issue and sell Holdco Notes. In addition, among other things, the amendment (i) increased the general restricted payments basket to $50,000, (ii) increased the maximum total leverage ratio test which governs the making of restricted payments using Cumulative Credit (as defined in the credit agreement) and (iii) modified the definition of Cumulative Credit so that it conforms to the builder basket used in NBTY's indenture governing the Notes. Interest on the Holdco Notes will be paid via dividends from NBTY to Holdings, to the extent that it is permitted under its credit agreement and the indenture governing the Notes. Approximately $6,000 of expenses related to the amendment was capitalized as a deferred financing cost and will be amortized using the effective interest method. In conjunction with the amendment, NBTY paid Holdings a cash dividend of approximately $193,956 in October 2012.

        On November 26, 2012, we acquired all of the outstanding shares of Balance Bar Company, a company that markets and sells nutritional bars, for a purchase price of approximately $78,000 of cash, subject to certain post-closing adjustments. We drew $80,000 from the revolving portion of our senior secured credit facilities to finance this acquisition. As of June 30, 2013, we repaid all of this borrowing.

        On March 21, 2013, NBTY, Holdings, Barclays Bank PLC, as administrative agent, and several other lenders entered into the Third Amendment and Second Refinancing Agreement amending the credit agreement governing NBTY's senior secured credit facilities pursuant to which NBTY repriced its term loan B-1 under its then existing credit agreement (Second Refinancing). Under the terms of the Second Refinancing, the $1,750,000 term loan B-1 was replaced with a new $1,507,500 (the current principal amount outstanding) term loan B-2. Borrowings under term loan B-2 bear interest at a floating rate which can be, at NBTY's option, either (i) Eurodollar (LIBOR) rate plus an applicable margin, or (ii) base rate plus an applicable margin, in each case, subject to a Eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-2 is 2.50% per annum for Eurodollar (LIBOR) loans and 1.50% per annum for base rate loans. The applicable margin for the revolving credit facility remained at 3.25% per annum for Eurodollar (LIBOR) loans and 2.25% per annum for base rate loans, with a step-down of 25 basis points upon the achievement of a total senior secured leverage ratio as set forth in the senior secured credit facilities. Substantially all other terms are consistent with the original term loan B-1, including the maturity dates. As a result of the Second Refinancing, $4,232 of previously capitalized deferred financing costs as well as $1,151 of the call premium on term loan B-1 were expensed and costs incurred and recorded as deferred financing costs were approximately $15,190, including $13,924 of the call premium paid on term loan B-1, and will be amortized using the effective interest method.

        NBTY must make prepayments on the term loan B-2 facility with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under its senior secured credit facilities unless specifically incurred to refinance a portion of its senior secured credit facilities) and 50% of excess cash flow (such percentage subject to reduction based on achievement of specified total senior secured leverage ratios), in each case, subject to certain reinvestment rights and other exceptions. NBTY is also required to make prepayments under its revolving credit facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under the revolving credit facility exceeds the aggregate amount of commitments in respect of the revolving credit facility.

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

Holdco Notes

        On October 17, 2012, Holdings issued $550,000 of the existing Holdco Notes. Interest on the notes will accrue at the rate of 7.75% per annum with respect to Cash Interest and 8.50% per annum with respect to any paid-in-kind interest. Interest on the Holdco Notes will be payable semi-annually in arrears on May 1 and November 1 of each year. Holdings is a holding company with no operations of its own and has no ability to service interest or principal on the Holdco Notes, other than through dividends it may receive from NBTY. NBTY is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indenture governing the Notes and the senior secured credit facilities. NBTY has not guaranteed the indebtedness of Holdings, nor pledged any of its assets as collateral and the Holdco Notes are not reflected on NBTY's balance sheet. The proceeds from the offering of the existing Holdco Notes, along with the $200,000 from NBTY described below, were used to pay transactions fees and expenses and a dividend of approximately $721,678 to Holdings' shareholders.

Additional Holdco Notes

        On December 2, 2013, Holdings launched the Consent Solicitation. The purpose of the Consent Solicitation was to amend the restricted payment covenant in the indenture governing the Holdco Notes. Holdings sought consent to add a new "basket" in the restricted payment covenant (Section 3.4 of the indenture governing the Holdco Notes) for a dividend or distribution to Holdings' shareholders up to the net proceeds of the offering of additional Holdco Notes in the aggregate principal amount of $450,000 less the amount available as of September 30, 2013 for restricted payments under the "builder" basket in Section 3.4(a)(C) of the indenture governing the Holdco Notes.

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

        On December 12, 2013, Holdings, issued $450,000 of additional Holdco Notes that mature on November 1, 2017. The additional $450,000 Holdco Notes and the $550,000 of existing Holdco Notes previously issued on October 17, 2012 have identical terms and are treated as a single class for all purposes under the indenture governing the Holdco Notes. The gross proceeds from the offering of the $450,000 additional Holdco Notes was $460,125, inclusive of a $10,125 premium, which was used to pay transaction fees and expenses, including the consent fee, and a $445,537 dividend to Holdings' shareholders in December 2013.

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

        As described above, Holdings ability to pay PIK Interest depends on the calculation of the Applicable Amount regardless of the availability of cash at Holdings. All interest payments made to date have been in cash. As of March 31, 2014, NBTY currently anticipates that it will have sufficient restricted payment capacity to enable Holdings to pay cash interest on the Holdco Notes for the current interest period; however, this may change as a result of a variety of factors. To the extent Holdings makes such interest payments in cash, NBTY will be required to provide the necessary funding.

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

        Our ability to make payments on and to refinance our indebtedness, including the Notes and Holdco Notes, will depend on our ability to generate cash in the future. We believe that our cash on hand, together with cash from operations and, if required, as of March 31, 2014 we have borrowing capacity of $200,000 under the revolving portion of our senior secured credit facilities, will be sufficient for our cash requirements for the next twelve months.

        We or our affiliates, at any time and from time to time, may purchase Notes, Holdco Notes, or other indebtedness. Any such purchases may be made through the open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we, or any of our affiliates, may determine.

        We expect our fiscal 2014 capital expenditures to be less than fiscal 2013, primarily due to the expansion of certain manufacturing facilities in fiscal 2013.

EBITDA and Consolidated EBITDA

        EBITDA consists of earnings before interest expense, taxes, depreciation and amortization. Consolidated EBITDA, as defined in our senior secured credit facilities, as amended, eliminates the impact of a number of items we do not consider indicative of our ongoing operating performance. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. Consolidated EBITDA is a component of certain covenants under NBTY's senior secured credit facilities. We present Consolidated EBITDA because NBTY's senior secured credit facilities provide for certain total senior secured leverage ratio thresholds calculated on a period of four consecutive fiscal quarters, with respect to Consolidated EBITDA and the senior secured debt which can be reduced by unrestricted cash-on-hand up to a maximum of $150 million during any fiscal quarter end that revolving loans or letters of credit (to the extent not cash collateralized) are outstanding or at the time of incurrence of revolving loans. The maximum senior secured leverage ratio thresholds, to the extent then applicable, are as follows: 4.25 to 1.00 in fiscal 2013; 4.00 to 1.00 in fiscal 2014; 3.75 to 1.00 in fiscal 2015; 3.50 to 1.00 in fiscal 2016 and 3.25 to 1.00 in fiscal 2017. Furthermore, we present both EBITDA and Consolidated EBITDA because we consider these items to be important supplemental measures of our performance and believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry with similar capital structures. We believe issuers of debt securities also present EBITDA and Consolidated EBITDA because investors, analysts and rating agencies consider it useful in measuring the ability of those issuers to meet debt service obligations. We believe that these items are appropriate supplemental measures of debt service capacity, because cash expenditures for interest are, by definition, available to pay interest, and tax expense is inversely correlated to interest expense because tax expense goes down as deductible interest expense goes up; and depreciation and amortization are non-cash charges.

        The computation of NBTY's senior secured leverage ratio is as follows:

		March 31, 2014	March 31, 2013
Senior secured debt		$1,507,500	$1,532,500
Less up to $150,000 unrestricted cash balance		(119,492)	(132,237)

	(a)	$1,388,008	$1,400,263

NBTY Consolidated EBITDA (Four consecutive quarters)	(b)	$545,225	$543,085

Senior Secured Leverage Ratio	(a /b)	2.55x	2.58x
Maximum Allowed (per the senior secured credit facilities)		4.00x	4.25x

        EBITDA and Consolidated EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

        The following table reconciles net income to EBITDA and Consolidated EBITDA (as defined in our senior secured credit facilities) for the three and six months ended and four consecutive quarters ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Six Months Ended March 31,		Four Consecutive quarters ended March 31,
	2014	2013	2014	2013	2014	2013
Net income	$9,900	$(10,401)	$63,721	$34,770	$158,431	$119,965
Interest expense	33,086	41,516	67,904	78,648	136,356	151,336
Provision for income taxes	5,568	(7,649)	32,100	15,621	71,357	41,639
Depreciation and amortization	25,833	29,279	51,399	52,670	109,365	104,725

EBITDA	74,387	52,745	215,124	181,709	475,509	417,665
Severance costs(a)	750	17,361	1,297	21,017	2,515	21,914
Stock-based compensation(b)	936	735	2,556	1,040	3,498	2,221
Management fee(c)	750	750	1,500	1,500	3,000	3,000
Inventory fair value adjustment(d)	—	1,294	—	2,417	—	2,417
Consulting fees(e)	3,036	5,293	10,351	11,064	25,865	20,847
Impairments and disposals(f)	4,360	1,132	4,459	1,851	4,803	32,846
Other items(g)	8,766	27,839	7,237	33,164	15,263	41,288
Pro forma cost savings(h)	8,171	14,305	16,342	28,610	32,685	57,218
Limitation on certain EBITDA adjustments(i)	(4,478)	(14,083)	(8,956)	(28,166)	(17,913)	(56,331)

Consolidated EBITDA	$96,678	$107,371	$249,910	$254,206	$545,225	$543,085

(a)
Reflects the exclusion of severance costs incurred at various subsidiaries of the Company. Included in the three months, six months and four consecutive quarters ended March 31, 2013 are workforce reduction costs of approximately $17,000 relating to the facility restructuring.

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

(f)
Reflects the impairment of certain assets, including Julian Graves Limited impairment of $20,106 and the deconsolidation loss of $7,403 in the four consecutive quarters ended March 31, 2013.

(g)
Reflects the exclusion of various items, as permitted in NBTY's senior secured credit facilities, which among other items includes: restructuring charges, business optimization expenses, ineffectiveness on certain derivative instruments, gains and losses on dispositions and integration costs associated with acquisitions.

(h)
Reflects three months, six months and four consecutive quarters of prospective savings in accordance with NBTY's senior secured credit facilities; specifically, the amount of cost savings expected to be realized from operating expense reductions and other operating improvements as a result of specified actions taken or initiated, less the amount of any actual cost savings realized during the period.

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

Off-Balance Sheet Arrangements

        See description of the Holdco Notes in the Liquidity and Capital Resources section for the off-balance sheet arrangements.

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

Foreign Currency

        Approximately 35% and 32%, respectively, of our net sales during the six months ended March 31, 2014 and 2013 were denominated in currencies other than U.S. dollars, principally British pounds and to a lesser extent euros, Canadian dollars and Chinese yuan. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on us, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	March 31, 2014	September 30, 2013
Total Assets	26%	26%
Total Liabilities	4%	3%

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. dollars. This process results in translation gains and losses, which are included as a separate component of Stockholder's equity under the caption "Accumulated other comprehensive loss."

        During the six months ended March 31, 2014 and 2013, translation gains (losses) of $11,489 and ($42,364), respectively, were included in determining other comprehensive income. Cumulative translation gains (losses) of approximately $1,809 and ($9,680) were included as part of accumulated other comprehensive loss within the consolidated balance sheets at March 31, 2014 and September 30, 2013, respectively.

        The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies against the U.S. dollar. Any future translation gains or losses could be significantly different than those noted in each of these years.

Recent Accounting Developments

        In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income ("AOCI"). This new guidance requires entities to present (either on the face of the income statement or in the notes hereto) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance became effective for us beginning October 1, 2013. See Note 10, "Accumulated Other Comprehensive Income (loss)" and the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

        In April 2014, the FASB issued revised guidance to reduce diversity in practice for reporting discontinued operations. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity's operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The revised guidance is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

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

        Net sales denominated in foreign currencies were approximately $557,649, or 34.7% of total net sales, for the six months ended March 31, 2014. A majority of our foreign currency exposure is denominated in British pounds, Canadian dollars, Euros and the Chinese yuan. For the six months ended March 31, 2014, as compared to the prior comparable period, the British pound, the euro and the Chinese yuan increased 3.7%, 4.3% and 2.7%, respectively, as compared to the U.S. dollar and the Canadian dollar decreased 7.0% as compared to the U.S. dollar. The combined effect of the changes in these currency rates resulted in an increase of $11,486 in net sales and an increase of $3,800 in operating income.

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

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. Assuming NBTY's senior secured credit facilities are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on NBTY's senior secured credit facilities by approximately $1,666 per year.

 NBTY, Inc. and Subsidiaries
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2014, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        In March 2013, NBTY agreed upon a proposed settlement with the remaining plaintiffs, which includes all cases and resolves all pending claims without any admission of or concession of liability by NBTY, and which provides for a release of all claims in return for payments to the class, together with attorneys' fees, and notice and administrative costs. Fairness Hearings took place on October 4, 2013 and November 20, 2013. On January 3, 2014, the court issued an opinion and order approving the settlement as modified ("the Order"). The final judgment was issued on January 22, 2014 ("the Judgment"). Certain objectors filed a notice of appeal of the Order and the Judgment on January 29, 2014 and the plaintiffs filed a notice of appeal on February 3, 2014, and those appeals are pending.

        In fiscal 2013, NBTY recorded a provision of $12 million reflecting its best estimate of exposure for payments to the class together with attorney's fees, and notice and administrative costs in connection with this class action settlement. As a result of the court's approval of the settlement and the closure of the claims period, NBTY has reduced its estimate of exposure to $6 million. This reduction in the estimated exposure was reflected in the Company's first quarter results for fiscal 2014. Until the appeal is resolved, no final determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY.

Claims in the Ordinary Course

        In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability, false advertising, intellectual property and Proposition 65 claims) arise from time to time in the ordinary course of our business. We believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on each of our consolidated financial statements, if adversely determined against us.

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

 Alphabet Holding Company, Inc. and Subsidiary
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

NBTY, Inc. (Registrant)
Date: May 12, 2014	By:	/s/ JEFFREY NAGEL Jeffrey Nagel Chief Executive Officer
Date: May 12, 2014	By:	/s/ MICHAEL D. COLLINS Michael D. Collins Chief Financial Officer