Form 10-Q
period 2014-06-30
NBTY INC
filed 2014-08-14
CIK 70793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
Or
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        The number of shares of common stock outstanding as of July 31, 2014 was 1,000.

NBTY, Inc. and Subsidiaries
INDEX

PART I
Item 1. Financial Statements

NBTY, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2014	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$94,417	$198,561
Accounts receivable, net	184,532	171,670
Inventories	872,766	739,952
Deferred income taxes	24,373	23,637
Other current assets	78,846	78,579

Total current assets	1,254,934	1,212,399
Property, plant and equipment, net	590,365	571,529
Goodwill	1,274,447	1,260,802
Intangible assets, net	1,941,512	1,960,351
Other assets	64,521	68,235

Total assets	$5,125,779	$5,073,316

Liabilities and Stockholder's Equity
Current liabilities:
Current portion long-term debt	$295	$376
Accounts payable	256,615	259,060
Accrued expenses and other current liabilities	198,897	219,766

Total current liabilities	455,807	479,202
Long-term debt, net of current portion	2,158,203	2,158,405
Deferred income taxes	747,900	751,419
Other liabilities	73,647	59,451

Total liabilities	3,435,557	3,448,477

Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par; one thousand shares authorized, issued and outstanding	—	—
Capital in excess of par	1,560,298	1,556,926
Retained earnings	118,422	81,497
Accumulated other comprehensive income (loss)	11,502	(13,584)

Total stockholder's equity	1,690,222	1,624,839

Total liabilities and stockholder's equity	$5,125,779	$5,073,316

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net sales	$806,961	$802,829	$2,413,092	$2,349,930

Costs and expenses:
Cost of sales	431,204	424,870	1,304,003	1,267,635
Advertising, promotion and catalog	60,931	48,150	158,236	142,706
Selling, general and administrative	235,538	224,422	707,115	675,388
Facility restructuring charge	—	4,944	—	35,144

	727,673	702,386	2,169,354	2,120,873

Income from operations	79,288	100,443	243,738	229,057

Other income (expense):
Interest	(33,794)	(34,064)	(101,698)	(112,749)
Miscellaneous, net	2,534	3,824	1,809	4,284

	(31,260)	(30,240)	(99,889)	(108,465)

Income from operations before income taxes	48,028	70,203	143,849	120,592
Provision for income taxes	14,761	18,953	46,861	34,575

Net income	33,267	51,250	96,988	86,017

Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of taxes of $(813), $(253), $2,718 and $(7,088)	11,127	(2,857)	22,615	(45,221)
Change in fair value of interest rate swaps, net of taxes of $(436), $(730), $(1,559) and $(2,151)	699	1,161	2,469	3,422

Total other comprehensive income (loss), net of tax	11,826	(1,696)	25,084	(41,799)
Comprehensive income	$45,093	$49,554	$122,072	$44,218

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2013
Cash flows from operating activities:
Net income	$96,988	$86,017
Adjustments to reconcile net income to net cash provided by operating activities:
Impairments and disposals of assets	5,974	4,532
Depreciation of property, plant and equipment	44,076	49,821
Amortization of intangible assets	34,633	34,123
Foreign currency transaction loss (gain)	632	(1,289)
Amortization and write-off of deferred financing fees	14,200	16,735
Stock-based compensation	3,373	1,885
Allowance for doubtful accounts	579	25
Inventory reserves	3,681	868
Deferred income taxes	(4,184)	(9,543)
Call premium on term loan	—	(15,075)
Changes in operating assets and liabilities:
Accounts receivable	(13,107)	(23,456)
Inventories	(130,953)	16,609
Other assets	(1,033)	14,120
Accounts payable	(3,798)	27,818
Accrued expenses and other liabilities	(24,044)	9,845

Net cash provided by operating activities	27,017	213,035

Cash flows from investing activities:
Purchase of property, plant and equipment	(72,436)	(96,854)
Proceeds from sale of building	—	7,548
Cash paid for acquisitions, net of cash acquired	—	(82,472)

Net cash used in investing activities	(72,436)	(171,778)

Cash flows from financing activities:
Principal payments under long-term agreements	(298)	(442)
Proceeds from borrowings under the revolver	—	80,000
Paydowns of borrowings under the revolver	—	(80,000)
Payments for financing fees	—	(7,387)
Dividends paid	(60,063)	(216,926)

Net cash used in financing activities	(60,361)	(224,755)

Effect of exchange rate changes on cash and cash equivalents	1,636	(4,254)

Net decrease in cash and cash equivalents	(104,144)	(187,752)
Cash and cash equivalents at beginning of period	198,561	315,136

Cash and cash equivalents at end of period	$94,417	$127,384

Non-cash investing and financing information:
Property, plant and equipment additions included in accounts payable	$6,804	$10,438

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands)

1. Basis of Presentation

        NBTY, Inc. ("NBTY"), together with its subsidiaries, (the "Company," "we," or "us"), is the leading global vertically integrated manufacturer, marketer, distributor and retailer of a broad line of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. We have prepared these financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") applicable to interim financial information and on a basis that is consistent with the accounting principles applied in our audited financial statements for the fiscal year ended September 30, 2013, including the notes thereto (our "2013 Financial Statements") included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 ("2013 Annual Report"). In our opinion, these financial statements reflect all adjustments (including normal recurring items) necessary for a fair presentation of our results for the interim periods presented. These financial statements do not include all information or notes necessary for a complete presentation in conformity with GAAP. Accordingly, these financial statements should be read in conjunction with the 2013 Financial Statements. Results for interim periods are not necessarily indicative of results which may be achieved for a full year.

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

Accounts Receivable Reserves

        Accounts receivable are presented net of the following reserves:

	June 30, 2014	September 30, 2013
Allowance for sales returns	$12,730	$13,549
Promotional program incentive allowances	93,446	82,827
Allowance for doubtful accounts	3,946	2,472

	$110,122	$98,848

NBTY, Inc. and Subsidiaries

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

        In April 2014, the FASB issued revised guidance to reduce diversity in practice for reporting discontinued operations. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity's operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The revised guidance is effective for all disposals (or classifications as held for sale) of components for us beginning October 1, 2015, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

        In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede virtually all existing revenue recognition guidance, including industry-specific guidance, and is designed to create greater comparability for financial statement users across industries and jurisdictions. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

1. Basis of Presentation (Continued)

guidance is effective for us beginning October 1, 2017 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial statements and related disclosures.

        In June 2014, the FASB issued guidance to clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for us beginning October 1, 2016, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

Revision

        A revision was made to the prior year's Statements of Operations and Comprehensive Income to correct the prior year presentation, whereby changes in the fair value of the cross-currency swaps were reclassified from changes in the fair value of interest rate swaps to foreign currency translation adjustments. In addition, see Note 14 for a revision that was made to the Condensed Consolidating Financials Statements of Guarantors.

2. Facility Restructuring Charge

        On March 12, 2013, NBTY initiated a restructuring plan to streamline its operations and improve the profitability and return on invested capital of its manufacturing/packaging and distribution facilities. The restructuring involved the sale or closure of seven of NBTY's manufacturing/packaging and distribution facilities.

        The restructuring plan commenced in the second quarter of fiscal 2013 and was completed in fiscal 2014. The restructuring resulted in cumulative charges of $32,695 before tax over that period, of which non-cash charges consisted primarily of accelerated depreciation of approximately $12,588.

        The following summarizes the restructuring cash charges recorded and reconciles these charges to accrued expenses:

	Workforce Reductions	Facility Costs	Total
Restructuring accrual—October 1, 2013	$12,436	$2,649	$15,085
Cash payments	(8,780)	(1,588)	(10,368)
Other	—	(509)	(509)

Restructuring accrual—June 30, 2014	$3,656	$552	$4,208

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

4. Inventories

        The components of inventories are as follows:

	June 30, 2014	September 30, 2013
Raw materials	$211,933	$195,713
Work-in-process	22,184	25,068
Finished goods	638,649	519,171

Total	$872,766	$739,952

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

5. Goodwill and Intangible Assets

        The change in the carrying amount of goodwill by segment is as follows:

	Wholesale	European Retail	Direct Response / E-Commerce	North American Retail	Consolidated
Balance at September 30, 2013	$645,220	$324,853	$264,985	$25,744	$1,260,802
Purchase price adjustments	—	517	—	—	517
Foreign currency translation	(1,188)	14,316	—	—	13,128

Balance at June 30, 2014	$644,032	$339,686	$264,985	$25,744	$1,274,447

        The carrying amounts of acquired other intangible assets, which are subject to the impact of changes in foreign currency, for the periods indicated are as follows:

	June 30, 2014		September 30, 2013
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets:
Brands and customer relationships	$914,567	$146,216	$913,971	$116,330	17 - 25
Tradenames and other	178,023	21,544	177,903	16,677	20 - 30

	1,092,590	167,760	1,091,874	133,007
Indefinite lived intangible assets:
Tradenames	1,016,682	—	1,001,484	—

Total intangible assets	$2,109,272	$167,760	$2,093,358	$133,007

        Aggregate amortization expense of other definite lived intangible assets included in the consolidated statements of operations in selling, general and administrative expenses for the three months ended June 30, 2014 and 2013 was $11,495 and $11,449, respectively. Amortization expense for the nine months ended June 30, 2014 and 2013 was $34,633 and $34,123, respectively.

        Assuming no changes in our intangible assets, estimated amortization expense for each of the five succeeding years will be approximately $46,000 per year.

6. Long-Term Debt

        The components of long-term debt are as follows:

	June 30, 2014	September 30, 2013
Senior Credit Facilities:
Term loan B-2	$1,507,500	$1,507,500
Notes	650,000	650,000
Other	998	1,281

	2,158,498	2,158,781
Less: current portion	(295)	(376)

Total	$2,158,203	$2,158,405

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Long-Term Debt (Continued)

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

        On March 21, 2013 (the "Second Refinancing Date"), NBTY, Holdings, Barclays Bank PLC, as administrative agent, and several other lenders entered into the Third Amendment and Second Refinancing Agreement (the "Second Refinancing") pursuant to which NBTY repriced its term loan B-1 under its credit agreement. Under the terms of the Second Refinancing, the $1,750,000 term loan B-1 was replaced with a new $1,507,500 term loan B-2. Borrowings under term loan B-2 and the revolving credit facility bear interest at a floating rate which can be, at NBTY's option, either (i) Eurodollar (LIBOR) rate plus an applicable margin, or (ii) base rate plus an applicable margin, in each case, subject to a Eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-2 is 2.50% per annum for Eurodollar (LIBOR) loans and 1.50% per annum for base rate loans. The applicable margin for the revolving credit facility remained at 3.25% per annum for Eurodollar (LIBOR) loans and 2.25% per annum for base rate

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Long-Term Debt (Continued)

loans, with a step-down of 25 basis points upon the achievement of a total senior secured leverage ratio as set forth in the senior secured credit facilities. Substantially all other terms are consistent with the original term loan B-1, including the maturity dates. As a result of the Second Refinancing, $4,232 of previously capitalized deferred financing costs, as well as $1,151 of the call premium on term loan B-1, were expensed and included in interest expense. In addition, costs incurred and recorded as deferred financing costs were approximately $15,190, including $13,924 of the call premium paid on term loan B-1, and are being amortized using the effective interest method.

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

        NBTY may voluntarily prepay loans or reduce commitments under our senior secured credit facilities, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty. The Second Refinancing extended the 1.00% prepayment penalty payable pursuant to a repricing transaction to one year after the Second Refinancing Date.

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

        The senior secured credit facilities contain customary negative covenants, including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, amend organizational documents, or

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Long-Term Debt (Continued)

change our line of business or fiscal year. In addition, our senior secured credit facilities require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility, including swingline loans and letters of credit. NBTY was in compliance with all financial covenants under the senior secured credit facilities at June 30, 2014. All other financial covenants in the original credit agreement governing the senior secured credit facilities were removed as part of the First Refinancing.

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

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Long-Term Debt (Continued)

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

        The interest on the Holdco Notes was paid in cash on May 1, 2013, November 1, 2013 and May 1, 2014 and was funded by a dividend of $22,970, $21,313 and $38,750, respectively from NBTY.

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

        On or after October 1, 2014, NBTY may redeem the Notes, at its option, in whole at any time or in part from time to time, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest and additional interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Long-Term Debt (Continued)

relevant interest payment date), if redeemed during the 12-month period commencing on October 1 of the years set forth below:

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

        The Notes are jointly and severally irrevocably and unconditionally guaranteed by each of NBTY's subsidiaries that is a guarantor under the credit agreement. The Notes are uncollateralized and rank senior in right of payment to existing and future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment to our and our subsidiary guarantors' senior unsecured debt, and are effectively junior to any of NBTY or its subsidiary guarantors' secured debt, to the extent of the value of the collateral securing such debt. The Notes contain certain customary covenants including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, or pay dividends. NBTY was in compliance with all covenants under the Notes at June 30, 2014.

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

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Fair Value of Financial Instruments (Continued)

        The following table summarizes liabilities measured at fair value on a recurring basis at June 30, 2014:

	Level 1	Level 2	Level 3
Current:
Interest rate swaps (included in accrued expenses and other current liabilities)	$—	$(2,306)	$—
Cross currency swaps (included in accrued expenses and other current liabilities)	$—	$—	$(4,797)
Non-current:
Cross currency swaps (included in other liabilities)	$—	$—	$(31,125)

        The following table summarizes liabilities measured at fair value on a recurring basis at September 30, 2013:

	Level 1	Level 2	Level 3
Current:
Interest rate swaps (included in accrued expenses and other current liabilities)	$—	$(5,268)	$—
Cross currency swaps (included in accrued expenses and other current liabilities)	$—	$—	$(3,855)
Non-current:
Interest rate swaps (included in other liabilities)	$—	$(1,066)	$—
Cross currency swaps (included in other liabilities)	$—	$—	$(18,399)

        The Company's swap contracts are measured at fair value based on a market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Although non-performance risk of the Company and the counterparty is present in all swap contracts and is a component of the estimated fair values, we do not view non-performance risk to be a significant input to the fair value for the interest rate swap contracts. However, with respect to our cross currency swap contracts, we believe that non-performance risk is higher; therefore, the Company classifies these swap contracts as "Level 3" in the fair value hierarchy and, accordingly, records estimated fair value adjustments based on internal projections and views of those contracts. The performance risk for the cross currency swap contracts as a percentage of the unadjusted liabilities ranged from 7.6% to 7.7% (7.7% weighted average) as of June 30, 2014 and 9.5% to 10.3% (9.8% weighted average) as of September 30, 2013.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Fair Value of Financial Instruments (Continued)

        The following table shows the Level 3 activity related to our cross currency swaps for the three and nine months ended June 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Beginning balance:	$(29,221)	$(6,127)	$(22,254)	$(24,862)
Unrealized (loss) gain on cross currency swaps	(6,701)	3,492	(13,668)	22,227

Ending balance:	$(35,922)	$(2,635)	$(35,922)	$(2,635)

Interest Rate Swaps

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. During March 2011, we entered into three interest rate swap contracts to fix the LIBOR indexed interest rates on a portion of our senior secured credit facilities until the indicated expiration dates of these swap contracts. Each swap contract has an initial notional amount of $333,333 (for a total of one billion dollars), with a fixed interest rate of 1.92% for a four-year term. The notional amount of each swap decreased to $266,666 in December 2012, decreased to $166,666 in December 2013 and has a maturity date of December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior secured credit facilities are swapped for fixed interest payments. These interest rate swap contracts were designated as a cash flow hedge of the variable interest payments on a portion of our term loan debt. Hedge effectiveness is being assessed based on the overall changes in the fair value of the interest rate swap contracts. Any potential ineffectiveness is measured using the hypothetical derivative method. Any ineffectiveness is recognized in current earnings. Hedge ineffectiveness from inception to June 30, 2014 was $0.

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

        These cross currency contracts were designated as a net investment hedge to the net investment in our British pound denominated operations. Hedge effectiveness is assessed based on the overall changes in the fair value of the cross currency swap contracts. Any potential hedge ineffectiveness is measured using the hypothetical derivative method and is recognized in current earnings. Hedge ineffectiveness gains for the three months ended June 30, 2014 and 2013 was $1,463and $2,065, respectively, and is recorded in Miscellaneous, net. Hedge ineffectiveness gains for the nine months ended June 30, 2014 and 2013 was $2,415 and $1,345, respectively.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Fair Value of Financial Instruments (Continued)

        The following table shows the effect, net of tax impact, of the Company's derivative instruments designated as cash flow and net investment hedging instruments:

	Three Months Ended June 30,
	2014		2013
	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedges:
Interest rate swaps	$(460)	$(1,159)	$(695)	$(1,855)
Net Investment Hedges:
Cross currency swaps	(5,591)	—	877	—

Total	$(6,051)	$(1,159)	$182	$(1,855)

	Nine Months Ended June 30,
	2014		2013
	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedges:
Interest rate swaps	$(1,705)	$(4,173)	$(2,607)	$(6,029)
Net Investment Hedges:
Cross currency swaps	(10,835)	—	12,822	—

Total	$(12,540)	$(4,173)	$10,215	$(6,029)

Term loan B-2

        The face amount of the term loan B-2 is $1,507,500, which approximates fair value based on Level 2 inputs, as this loan accrues interest at a variable interest rate.

Notes

        The fair value of the Notes based on quoted market prices (Level 2), was approximately $688,000 as of June 30, 2014.

8. Litigation Summary

Glucosamine-Based Dietary Supplements

        Beginning in June 2011, certain putative class actions have been filed in various jurisdictions against NBTY, its subsidiary Rexall Sundown, Inc. ("Rexall"), and/or other companies as to which

NBTY, Inc. and Subsidiaries

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

Telephone Consumer Protection Act Claim

        NBTY, and certain of its subsidiaries, are defendants in a class-action lawsuit, captioned John H. Lary Jr. v. Rexall Sundown, Inc.; Rexall Sundown 3001, LLC; Rexall, Inc.; NBTY, Inc.; Corporate Mailings, Inc. d/b/a CCG Marketing Solutions ("CCG") and John Does 1-10 (originally filed October 22, 2013), brought in the United States District Court, Eastern District of New York. The plaintiff alleges that the defendants faxed advertisements to plaintiff and others without invitation or permission, in violation of the Telephone Consumer Protection Act ("TCPA"). On May 2, 2014, NBTY and its named subsidiary defendants cross-claimed against CCG, who was a third party vendor engaged by NBTY, and CCG cross-claimed against NBTY and named subsidiary defendants on June 13, 2014. CCG brought a third party complaint against an unrelated entity, Healthcare Data Experts, LLC, on June 27, 2014. On July 21, 2014, CCG filed a motion to dismiss the amended complaint and that motion is pending. At

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

8. Litigation Summary (Continued)

this time, no determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY, however we do not believe the ultimate outcome will have a material adverse effect on each of our consolidated financial statements.

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

        The effective income tax rate for the three months ended June 30, 2014 and 2013 was 30.7% and 27.0%, respectively. The effective income tax rate for the nine months ended June 30, 2014 and 2013 was 32.6% and 28.7%, respectively. Our effective tax rate for the three and nine month periods is different than the Federal statutory rate generally due to the timing and mixture (foreign and domestic) of income, revisions to annual estimates of net income, the partial reinvestment of foreign earnings in fiscal 2014 and 2013, as well as the facility restructuring charge which had a favorable impact on the prior year.

        We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. This methodology is consistent with previous periods. At June 30, 2014, we had $1,904 and $662 accrued for the potential payment of interest and penalties, respectively. As of June 30, 2014, we were subject to U.S. federal income tax examinations for the tax years 2007-2013, and to non-U.S. examinations for the tax years 2006-2013. In addition, we are generally subject to state and local examinations for fiscal years 2008-2013.

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

        At June 30, 2014, we had a liability of $14,260 for unrecognized tax benefits, the recognition of which would have an effect of $10,670 on provision for income taxes at the effective income tax rate. The Company expects to finalize its IRS examination for the tax years 2007-2010 during the next 12 months and the results of this examination could have an impact on this liability. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

10. Accumulated Other Comprehensive Income (Loss)

        Additions to and reclassifications out of accumulated other comprehensive income (loss) attributable to the Company were as follows:

	Three Months Ended June 30, 2014(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at March 31, 2014	$1,809	$(2,133)	$(324)
Other comprehensive income (loss) before reclassifications	11,127	(460)	10,667
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	1,159	1,159

Balance at June 30, 2014	$12,936	$(1,434)	$11,502

	Nine Months Ended June 30, 2014(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2013	$(9,679)	$(3,903)	$(13,582)
Other comprehensive income (loss) before reclassifications	22,615	(1,705)	20,910
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	4,174	4,174

Balance at June 30, 2014	$12,936	$(1,434)	$11,502

	Three Months Ended June 30, 2013(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at March 31, 2013	$(52,652)	$(6,045)	$(58,697)
Other comprehensive income (loss) before reclassifications	(2,857)	(695)	(3,552)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	1,855	1,855

Balance at June 30, 2013	$(55,509)	$(4,885)	$(60,394)

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

10. Accumulated Other Comprehensive Income (Loss) (Continued)

	Nine Months Ended June 30, 2013(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2012	$(10,288)	$(8,306)	$(18,594)
Other comprehensive income (loss) before reclassifications	(45,221)	(2,607)	(47,828)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	6,029	6,029

Balance at June 30, 2013	$(55,509)	$(4,884)	$(60,393)

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

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Business and Credit Concentration (Continued)

        The following customers accounted for the following percentages of the Wholesale segment's net sales and our consolidated net sales, respectively:

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Customer A	18%	22%	11%	13%
Customer B	13%	12%	7%	7%
Customer C	8%	10%	4%	6%

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Customer A	19%	22%	11%	13%
Customer B	12%	11%	7%	7%
Customer C	8%	10%	5%	6%

        The following customers accounted for the following percentages of the Wholesale segment's gross accounts receivable:

	June 30, 2014	September 30, 2013
Customer A	16%	12%
Customer B	13%	11%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our financial statements if we were unable to replace that customer.

12. Related Party Transactions

Consulting Agreement—Carlyle

        NBTY entered into a consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. Under this agreement, subject to certain conditions, we expect to pay an annual consulting fee to Carlyle of $3,000; we will reimburse them for out-of-pocket expenses, and we may pay Carlyle additional fees associated with other future transactions. For the three and nine months ended June 30, 2014 and 2013, these fees totaled $750 and $2,250, respectively, and are recorded in selling, general and administrative expenses. Out of pocket expenditures paid to Carlyle were $24 and $0 for the three months ended June 30, 2014 and 2013, respectively, and $392 and $311 for the nine months ended June 30, 2014 and 2013, respectively.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

12. Related Party Transactions (Continued)

Holdings

        Holdings does not have any significant operations or cash flow other than dividends from NBTY. Holdings has $1,000,000 of Holdco Notes and relies on dividends from NBTY to service the debt. See Note 6 Long-Term Debt for further information.

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

  •
  European Retail—This segment generates revenue through its 746 Holland & Barrett stores (including franchised stores in the following countries: 28 in China, 27 in Singapore, nine in each of United Arab Emirates and Cyprus, four in Malta and one in each of Gibraltar and Iceland), 138 De Tuinen stores (including seven franchised locations) in the Netherlands, 54 GNC (UK) stores in the U.K., 47 Nature's Way stores in Ireland and 13 Essenza stores in Belgium which were acquired in June of 2013, as well as internet-based sales from www.hollandandbarret.com, www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and internet under the Puritan's Pride tradename. Catalogs are strategically mailed to customers who order by mail, internet or phone.

  •
  North American Retail—This segment generates revenue through its 419 owned and operated Vitamin World stores selling proprietary brand and third-party products, as well as internet-based sales from www.vitaminworld.com.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Segment Information (Continued)

        The following table represents key financial information of our business segments:

	Total Reportable Business Segments
	Wholesale	European Retail	Direct Response/ E-Commerce	North American Retail	Total	Corporate/ Manufacturing	Consolidated
Three Months Ended June 30, 2014:
Net sales	$471,344	$215,328	$63,940	$56,349	$806,961	$—	$806,961
Income (loss) from operations	41,355	48,386	9,009	3,073	101,823	(22,535)	79,288
Depreciation and amortization	9,032	4,807	2,830	892	17,561	9,748	27,309
Capital expenditures	41	12,380	402	4,388	17,211	7,981	25,192
Three Months Ended June 30, 2013:
Net sales	$489,228	$191,692	$63,670	$58,239	$802,829	$—	$802,829
Income (loss) from operations	65,995	45,478	9,001	7,247	127,721	(27,278)	100,443
Depreciation and amortization	9,171	3,544	2,506	609	15,830	15,444	31,274
Capital expenditures	177	7,494	2,280	1,475	11,426	19,736	31,162
Nine Months Ended June 30, 2014:
Net sales	$1,420,067	$635,556	$187,904	$169,565	$2,413,092	$—	$2,413,092
Income (loss) from operations	143,087	142,260	23,372	7,568	316,287	(72,549)	243,738
Depreciation and amortization	27,199	12,984	8,475	2,365	51,023	27,686	78,709
Capital expenditures	244	27,248	1,084	11,977	40,553	31,883	72,436
Nine Months Ended June 30, 2013:
Net sales	$1,429,103	$557,779	$186,252	$176,796	$2,349,930	$—	$2,349,930
Income (loss) from operations	162,886	127,979	32,325	19,995	343,185	(114,128)	229,057
Depreciation and amortization	27,319	10,405	7,515	1,851	47,090	36,854	83,944
Capital expenditures	407	21,412	3,048	2,900	27,767	69,087	96,854

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Segment Information (Continued)

        Total assets by segment are as follows:

	June 30, 2014	September 30, 2013
Reportable Business Segments:
Wholesale	$2,647,424	$2,553,857
European Retail	992,482	924,979
Direct Response / E-Commerce	690,254	692,685
North American Retail	128,983	119,395

Total Reportable Business Segments:	4,459,143	4,290,916

Corporate / Manufacturing	666,636	782,400

Consolidated assets	$5,125,779	$5,073,316

14. Condensed Consolidating Financial Statements of Guarantors

        The Notes were issued by NBTY and are guaranteed by each of its current and future direct and indirect 100% owned subsidiaries, subject to certain exceptions. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

  1.
  Condensed consolidating financial statements as of June 30, 2014 and September 30, 2013 and for the three and nine months ended June 30, 2014 and 2013 of (a) NBTY, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) NBTY on a consolidated basis; and

  2.
  Elimination entries necessary to consolidate NBTY, the parent, with guarantor and non-guarantor subsidiaries.

        The condensed consolidating financial statements are presented using the equity method of accounting for investments in wholly owned subsidiaries. Under this method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, other comprehensive income, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. For cashflow presentation purposes, cash transfers between the Guarantors and Non-guarantors (the "Operating Entities") are presented as operating activities and cash transfers between the Parent and the Operating Entities are presented as financing cashflows, unless the cash transfers relate to a statutorily recorded dividend or a formally documented loan agreement. Cash transfers which are statutorily recorded as dividends are presented as a financing outflow by the remitting entity and an operating inflow for the receiving entity, provided that the dividends remitted do not exceed the cumulative earnings of the remitting entity. Cash transfers related to formally documented loans are treated as financing activities for all entities that are party to the transfer. This financial information should be read in conjunction with the financial statements and other notes related thereto.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

        In the first quarter of fiscal 2014, we revised the presentation of certain amounts related to the application of push-down accounting in connection with the acquisition of the Company by Carlyle on October 1, 2010 which resulted in a revised presentation of a debt balance and the associated intercompany interest between the parent and guarantors and the presentation of certain transactions previously reflected as intercompany activities as equity transactions. In addition, we revised the cash flow presentation for dividends remitted from the non-guarantor subsidiaries as well as funds remitted from the guarantor to the parent. These revisions impacted the consolidating balance sheet as of September 30, 2013, the consolidating statements of income and comprehensive income for the three and nine months ended June 30, 2013 and cash flows for the nine months ended June 30, 2013. The revisions to this supplemental information did not impact any amounts reported in our previously issued Consolidated Financial Statements. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108, we assessed the materiality of these revisions and concluded that the revisions were not material to any of our previously issued consolidating financial statements. As comparative prior period supplemental guarantor subsidiaries financial information is presented in future filings, we will similarly revise such prior period information.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet
As of June 30, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$23,735	$—	$75,338	$(4,656)	$94,417
Accounts receivable, net	—	134,636	49,896	—	184,532
Intercompany	16,957	—	84,149	(101,106)	—
Inventories	—	665,922	206,844	—	872,766
Deferred income taxes	—	23,705	668	—	24,373
Other current assets	19,703	23,270	35,873	—	78,846

Total current assets	60,395	847,533	452,768	(105,762)	1,254,934
Property, plant and equipment, net	90,823	305,318	194,224	—	590,365
Goodwill	—	813,688	460,759	—	1,274,447
Other intangible assets, net	—	1,570,022	371,490	—	1,941,512
Other assets	46,348	18,083	90	—	64,521
Intercompany loan receivable	2,503,720	1,130,845	—	(3,634,565)	—
Investments in subsidiaries	2,339,036	—	—	(2,339,036)	—

Total assets	$5,040,322	$4,685,489	$1,479,331	$(6,079,363)	$5,125,779

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$—	$—	$295	$—	$295
Accounts payable	—	185,181	76,090	(4,656)	256,615
Intercompany	—	101,106	—	(101,106)	—
Accrued expenses and other current liabilities	21,755	136,728	40,414	—	198,897

Total current liabilities	21,755	423,015	116,799	(105,762)	455,807
Intercompany loan payable	1,130,845	2,157,500	346,220	(3,634,565)	—
Long-term debt, net of current portion	2,157,500	—	703	—	2,158,203
Deferred income taxes	8,875	639,285	99,740	—	747,900
Other liabilities	31,125	16,140	26,382	—	73,647

Total liabilities	3,350,100	3,235,940	589,844	(3,740,327)	3,435,557
Commitments and contingencies
Stockholder's Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,560,298	1,211,581	739,911	(1,951,492)	1,560,298
Retained earnings	118,422	239,400	126,679	(366,079)	118,422
Accumulated other comprehensive income (loss)	11,502	(1,432)	22,897	(21,465)	11,502

Total stockholder's equity	1,690,222	1,449,549	889,487	(2,339,036)	1,690,222

Total liabilities and stockholder's equity	$5,040,322	$4,685,489	$1,479,331	$(6,079,363)	$5,125,779

NBTY, Inc. and Subsidiaries

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

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$543,930	$294,293	$(31,262)	$806,961

Costs and expenses:
Cost of sales	—	335,320	127,146	(31,262)	431,204
Advertising, promotion and catalog	—	51,122	9,809	—	60,931
Selling, general and administrative	22,441	112,937	100,160	—	235,538

	22,441	499,379	237,115	(31,262)	727,673

Income (loss) from operations	(22,441)	44,551	57,178	—	79,288

Other income (expense):
Intercompany interest	39,222	(34,167)	(5,055)	—	—
Interest	(34,167)	388	(15)	—	(33,794)
Miscellaneous, net	1,538	586	410	—	2,534

	6,593	(33,193)	(4,660)	—	(31,260)

Income (loss) before income taxes	(15,848)	11,358	52,518	—	48,028
Provision (benefit) for income taxes	(2,344)	3,975	13,130	—	14,761
Equity in income of subsidiaries	46,771	—	—	(46,771)	—

Net income (loss)	33,267	7,383	39,388	(46,771)	33,267

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes	11,127	—	13,238	(13,238)	11,127
Change in fair value of interest rate swaps, net of taxes	699	699	—	(699)	699

Total other comprehensive income (loss), net of tax	11,826	699	13,238	(13,937)	11,826
Comprehensive income (loss)	$45,093	$8,082	$52,626	$(60,708)	$45,093

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$560,753	$268,735	$(26,659)	$802,829

Costs and expenses:
Cost of sales	—	333,113	118,416	(26,659)	424,870
Advertising, promotion and catalog	—	38,315	9,835	—	48,150
Selling, general and administrative	22,320	114,205	87,897	—	224,422
Facility restructuring charge	—	4,944	—	—	4,944

	22,320	490,577	216,148	(26,659)	702,386

Income (loss) from operations	(22,320)	70,176	52,587	—	100,443

Other income (expense):
Intercompany interest	38,825	(34,142)	(4,683)	—	—
Interest	(34,142)	—	78	—	(34,064)
Miscellaneous, net	2,045	3,049	(1,270)	—	3,824

	6,728	(31,093)	(5,875)	—	(30,240)

Income (loss) before income taxes	(15,592)	39,083	46,712	—	70,203
Provision (benefit) for income taxes	(7,805)	13,679	13,079	—	18,953
Equity in income of subsidiaries	59,037	—	—	(59,037)	—

Net income (loss)	51,250	25,404	33,633	(59,037)	51,250

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes	(2,857)	—	(2,938)	2,938	(2,857)
Change in fair value of interest rate swaps net of taxes	1,161	1,161	—	(1,161)	1,161

Total other comprehensive income (loss), net of tax	(1,696)	1,161	(2,938)	1,777	(1,696)
Comprehensive income (loss)	$49,554	$26,565	$30,695	$(57,260)	$49,554

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)
Nine Months Ended June 30, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,629,806	$868,902	$(85,616)	$2,413,092

Costs and expenses:
Cost of sales	—	1,008,111	381,508	(85,616)	1,304,003
Advertising, promotion and catalog	—	127,945	30,291	—	158,236
Selling, general and administrative	72,527	343,606	290,982	—	707,115
Merger expenses	—				—

	72,527	1,479,662	702,781	(85,616)	2,169,354

Income (loss) from operations	(72,527)	150,144	166,121	—	243,738

Other income (expense):
Intercompany interest	118,051	(103,170)	(14,881)	—	—
Interest	(103,170)	994	478	—	(101,698)
Miscellaneous, net	2,543	(115)	(619)	—	1,809

	17,424	(102,291)	(15,022)	—	(99,889)

Income (loss) before income taxes	(55,103)	47,853	151,099	—	143,849
Provision (benefit) for income taxes	(7,662)	16,748	37,775	—	46,861
Equity in income of subsidiaries	144,429	—	—	(144,429)	—

Net income (loss)	96,988	31,105	113,324	(144,429)	96,988

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes	22,615	—	21,666	(21,666)	22,615
Change in fair value of interest rate swaps net of taxes	2,469	2,469	—	(2,469)	2,469

Total other comprehensive income (loss), net of tax	25,084	2,469	21,666	(24,135)	25,084
Comprehensive income (loss)	$122,072	$33,574	$134,990	$(168,564)	$122,072

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)
Nine Months Ended June 30, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,652,668	$773,719	$(76,457)	$2,349,930

Costs and expenses:
Cost of sales	—	1,000,989	343,103	(76,457)	1,267,635
Advertising, promotion and catalog	—	116,450	26,256	—	142,706
Selling, general and administrative	78,838	338,137	258,413	—	675,388
Merger expenses	—	35,144			35,144

	78,838	1,490,720	627,772	(76,457)	2,120,873

Income (loss) from operations	(78,838)	161,948	145,947	—	229,057

Other income (expense):
Intercompany interest	122,628	(113,033)	(9,595)	—	—
Interest	(113,033)	—	284	—	(112,749)
Miscellaneous, net	1,182	6,640	(3,538)	—	4,284

	10,777	(106,393)	(12,849)	—	(108,465)

Income (loss) before income taxes	(68,061)	55,555	133,098	—	120,592
Provision (benefit) for income taxes	(22,136)	19,444	37,267	—	34,575
Equity in income of subsidiaries	131,942	—	—	(131,942)	—

Net income (loss)	86,017	36,111	95,831	(131,942)	86,017

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes	(45,221)	—	(35,403)	35,403	(45,221)
Change in fair value of interest rate swaps net of taxes	3,422	3,422	—	(3,422)	3,422

Total other comprehensive income (loss), net of tax	(41,799)	3,422	(35,403)	31,981	(41,799)
Comprehensive income (loss)	$44,218	$39,533	$60,428	$(99,961)	$44,218

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(36,434)	$58,813	$26,137	$(21,499)	$27,017

Cash flows from investing activities:
Purchase of property, plant and equipment	(17,979)	(25,615)	(28,842)	—	(72,436)
Investment in subsidiary	(6,500)	—	—	6,500	—

Cash used in investing activities	(24,479)	(25,615)	(28,842)	6,500	(72,436)

Cash flows from financing activities:
Principal payments under long-term agreements	—	—	(298)	—	(298)
Dividends paid	(60,063)	—	(16,843)	16,843	(60,063)
Capital contribution	—	—	6,500	(6,500)	—
Intercompany accounts	63,355	(68,555)	5,200	—	—

Cash (used in) provided by financing activities	3,292	(68,555)	(5,441)	10,343	(60,361)

Effect of exchange rate changes on cash	—	—	1,636	—	1,636

Net decrease in cash and cash equivalents	(57,621)	(35,357)	(6,510)	(4,656)	(104,144)
Cash and cash equivalents at beginning of period	81,356	35,357	81,848	—	198,561

Cash and cash equivalents at end of period	$23,735	$—	$75,338	$(4,656)	$94,417

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$13,906	$231,056	$72,905	$(104,832)	$213,035

Cash flows from investing activities:
Purchase of property, plant and equipment	(36,172)	(37,062)	(23,620)	—	(96,854)
Proceeds from sale of building	7,548	—	—	—	7,548
Cash paid for acquisitions, net of cash acquired	(77,936)	—	(4,536)	—	(82,472)

Cash used in investing activities	(106,560)	(37,062)	(28,156)	—	(171,778)

Cash flows from financing activities:
Principal payments under long-term agreements	—	—	(442)	—	(442)
Proceeds from borrowings under the revolver	80,000	—	—	—	80,000
Paydowns of borrowings under the revolver	(80,000)	—	—	—	(80,000)
Payments for financing fees	(7,387)	—	—	—	(7,387)
Dividends paid	(216,926)	(52,416)	(52,416)	104,832	(216,926)
Intercompany	154,536	(154,536)	—	—	—

Cash (used in) provided by financing activities	(69,777)	(206,952)	(52,858)	104,832	(224,755)

Effect of exchange rate changes on cash and cash equivalents	—	—	(4,254)	—	(4,254)

Net decrease in cash and cash equivalents	(162,431)	(12,958)	(12,363)	—	(187,752)
Cash and cash equivalents at beginning of period	183,661	14,589	116,886	—	315,136

Cash and cash equivalents at end of period	$21,230	$1,631	$104,523	$—	$127,384

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Consolidating Balance sheets as of September 30, 2013
Balance Sheet
Current Assets
Intercompany	$857.7	$34.5	$—	$—	$264.1	$—	$(1,121.8)	$(34.5)
Other current assets	$—	$19.0	$43.1	$24.1	$35.4	$35.4	$—	$—
Total current assets	$939.0	$134.9	$790.7	$771.6	$604.4	$340.4	$(1,121.8)	$(34.5)
Other assets	$—	$61.2	$68.2	$6.9	$0.1	$0.1	$—	$—
Intercompany	$323.3	$2,480.8	$—	$1,062.9	$—	$29.1	$(323.3)	$(3,572.7)
Investments in subsidiaries	$3,211.1	$2,180.8	$—	$—	$—	$—	$(3,211.1)	$(2,180.8)
Total assets	$4,562.0	$4,946.3	$3,583.3	$4,566.0	$1,584.1	$1,349.1	$(4,656.1)	$(5,788.1)
Liabilities and Stockholder's Equity
Current liabilities:
Intercompany	$—	$—	$1,121.8	$34.5	$—	$—	$(1,121.8)	$(34.5)
Total current liabilities	$38.4	$38.4	$1,424.3	$340.1	$135.2	$135.2	$(1,121.8)	$(34.5)
Intercompany	$—	$1,092.2	$—	$2,157.5	$323.3	$323.3	$(323.3)	$(3,572.7)
Deferred income taxes	$721.8	$14.2	$22.0	$637.7	$7.5	$99.5	$—	$—
Total liabilities	$2,937.2	$3,321.5	$1,464.0	$3,150.0	$492.3	$584.3	$(1,445.0)	$(3,607.3)
Stockholder's Equity:
Capital in excess of par	$1,556.9	$1,556.9	$352.0	$1,211.6	$301.3	$733.4	$(653.3)	$(1,945.0)
Retained earnings	$81.5	$81.5	$1,767.3	$208.3	$789.3	$30.2	$(2,556.6)	$(238.5)
Accumulated other comprehensive income (loss)	$(13.6)	$(13.6)	$—	$(3.9)	$1.2	$1.2	$(1.2)	$2.7
Total stockholder's equity	$1,624.8	$1,624.8	$2,119.3	$1,416.0	$1,091.8	$764.8	$(3,211.1)	$(2,180.8)
Total liabilities and stockholder's equity	$4,562.0	$4,946.3	$3,583.3	$4,566.0	$1,584.1	$1,349.1	$(4,656.1)	$(5,788.1)
Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2013
Selling, general and administrative	$22.3	$22.3	$114.2	$114.2	$87.9	$87.9	$—	$—
Income (loss) from operations	$(22.3)	$(22.3)	$70.2	$70.2	$52.6	$52.6	$—	$—
Intercompany interest	$4.7	$38.8	$—	$(34.1)	$(4.7)	$(4.7)	$—	$—
Miscellaneous, net	$—	$2.0	$5.1	$3.0	$(1.3)	$(1.3)	$—	$—
Total other income (expense)	$(34.1)	$6.7	$5.1	$(31.1)	$(5.9)	$(5.9)	$—	$—
Income (loss) before income taxes	$(51.8)	$(15.6)	$75.3	$39.1	$46.7	$46.7	$—	$—
Provision (benefit) for income taxes	$(20.5)	$(7.8)	$26.3	$13.7	$13.1	$13.1	$—	$—
Equity in income of subsidiaries	$82.6	$59.0	$—	$—	$—	$—	$(82.6)	$(59.0)
Net income (loss)	$51.3	$51.3	$48.9	$25.4	$33.6	$33.6	$(82.6)	$(59.0)
Foreign currency translation adjustment, net of taxes	$—	$(2.9)	$—	$—	$(2.9)	$(2.9)	$2.9	$2.9
Change in fair value of interest rate swaps, net of taxes	$(3.7)	$1.2	$—	$1.2	$—	$—	$—	$(1.2)
Comprehensive income (loss)	$49.6	$49.6	$48.9	$26.6	$30.7	$30.7	$(79.6)	$(57.3)
Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended June 30, 2013
Selling, general and administrative	$78.8	$78.8	$338.1	$338.1	$258.4	$258.4	$—	$—
Income (loss) from operations	$(78.8)	$(78.8)	$162.0	$161.9	$145.9	$145.9	$—	$—
Intercompany interest	$9.6	$122.6	$—	$(113.0)	$(9.6)	$(9.6)	$—	$—
Miscellaneous, net	$(0.2)	$1.2	$8.0	$6.6	$(3.5)	$(3.5)	$—	$—
Total other income (expense)	$(103.6)	$10.8	$8.0	$(106.4)	$(12.8)	$(12.8)	$—	$—
Income (loss) before income taxes	$(182.5)	$(68.1)	$170.0	$55.6	$133.1	$133.1	$—	$—
Provision (benefit) for income taxes	$(62.1)	$(22.1)	$59.5	$19.4	$37.3	$37.3	$—	$—
Equity in income of subsidiaries	$206.4	$131.9	$—	$—	$—	$—	$(206.4)	$(131.9)
Net income (loss)	$86.0	$86.0	$110.5	$36.1	$95.8	$95.8	$(206.4)	$(131.9)
Foreign currency translation adjustment, net of taxes	$(58.0)	$(45.2)	$—	$—	$(35.4)	$(35.4)	$35.4	$35.4
Change in fair value of interest rate swaps, net of taxes	$16.2	$3.4	$—	$3.4	$—	$—	$—	$(3.4)
Comprehensive income (loss)	$44.2	$44.2	$110.5	$39.5	$60.4	$60.4	$(171.0)	$(100.0)
Consolidating Statements of cash flows for the nine months ended June 30, 2013
Cash provided by (used in) operating activities	$168.4	$13.9	$29.1	$231.1	$15.5	$72.9	$—	$(104.8)
Cash paid for acquisitions, net of cash acquired	$(77.9)	$(77.9)	$(4.5)	$—	$—	$(4.5)	$—	$—
Cash used in investing activities	$(106.6)	$(106.6)	$(41.6)	$(37.1)	$(23.6)	$(28.2)	$—	$—
Dividends paid	$(216.9)	$(216.9)	$—	$(52.4)	$—	$(52.4)	$—	$104.8
Cash used in financing activities	$(224.3)	$(69.8)	$(0.4)	$(207.0)	$—	$(52.9)	$—	$104.8

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

Executive Summary

        Alphabet Holding Company, Inc.("Holdings") is a holding company with no operations and is dependent on its wholly owned subsidiary, NBTY, Inc. ("NBTY") and its wholly owned subsidiaries to service its debt and other obligations.

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

  •
  European Retail—This segment generates revenue through its 746 Holland & Barrett stores (including franchised stores in the following countries: 28 in China, 27 in Singapore, nine in each of United Arab Emirates and Cyprus, four in Malta and one in each of Gibraltar and Iceland), 138 De Tuinen stores (including seven franchised locations) in the Netherlands, 54 GNC (UK) stores in the U.K., 47 Nature's Way stores in Ireland and 13 Essenza stores in Belgium which were acquired in June of 2013, as well as internet-based sales from www.hollandandbarret.com, www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and internet under the Puritan's Pride tradename. Catalogs are strategically mailed to customers who order by mail, internet, or by phone.

  •
  North American Retail—This segment generates revenue through its 419 owned and operated Vitamin World stores selling proprietary brand and third-party products, as well as internet-based sales from www.vitaminworld.com.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013:

  Net Sales

        Net sales by segment were as follows:

	Three Months Ended June 30,
	2014		2013
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale	$471,344	58.4%	$489,228	60.9%	$(17,884)	(3.7)%
European Retail	215,328	26.7%	191,692	23.9%	23,636	12.3%
Direct Response/E-Commerce	63,940	7.9%	63,670	7.9%	270	0.4%
North American Retail	56,349	7.0%	58,239	7.3%	(1,890)	(3.2)%

Net sales	$806,961	100.0%	$802,829	100.0%	$4,132	0.5%

Wholesale

        Net sales for the Wholesale segment decreased by $17,884, or 3.7%, to $471,344 for the three months ended June 30, 2014, as compared to the prior comparable period. This decrease is due to lower net sales of $12,508 of our branded products and lower net sales of $5,376 to certain private label accounts. Domestic branded net sales decreased by $16,908, primarily due to pressure on the overall joint-care products category. International branded net sales increased by $4,400 for the three months ended June 30, 2014, as compared to the prior comparable period.

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

        We use targeted promotions to grow overall sales. Promotional programs and rebates were 15.8% of sales for the three months ended June 30, 2014, as compared to 13.4% of sales for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were 1.2% of sales for the three months ended June 30, 2014, as compared to 1.0% of sales for the prior comparable period, and are primarily attributable to returns in the ordinary course of business. We expect product returns relating to normal operations to trend between 1% and 2% of Wholesale sales in future quarters.

        The following customers accounted for the following percentages of the Wholesale segment's net sales and our consolidated net sales:

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Customer A	18%	22%	11%	13%
Customer B	13%	12%	7%	7%
Customer C	8%	10%	4%	6%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our financial statements if we were unable to replace that customer.

  European Retail

        Net sales for this segment increased by $23,636, or 12.3%, to $215,328 for the three months ended June 30, 2014, as compared to the prior comparable period. The average exchange rate of the British pound to the US dollar strengthened 9.5% and the euro to the US dollar strengthened 5.0% as compared to the prior comparable period. In local currency, net sales increased 3.5% and same store sales (including internet sales) remained consistent with the prior comparable period.

        The following is a summary of European Retail store activity:

	Three Months Ended June 30,
	2014	2013
Company-owned stores
Open at beginning of the period	908	871
Opened during the period	10	12
Acquired durring the period	—	13
Closed during the period	(6)	—

Open at end of the period	912	896

Franchised stores
Open at beginning of the period	83	59
Opened during the period	3	15
Closed during the period	—	(1)

Open at end of the period	86	73

Total company-owned and franchised stores
Open at beginning of the period	991	930
Opened during the period	13	27
Acquired durring the period	—	13
Closed during the period	(6)	(1)

Open at end of the period	998	969

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased by $270, or 0.4%, for the three months ended June 30, 2014 as compared to the prior comparable period. E-commerce orders comprised 72% of total Direct Response/E-Commerce orders for the three months ended June 30, 2014 as compared to 71% in the prior comparable period. We remain among the leaders for vitamin and nutritional supplements in the direct response and e-commerce sectors, and we continue to increase the number of products available via our catalog and websites.

        This segment varies its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical comparisons are impacted by this pattern and therefore this division should be viewed on an annual, and not quarterly, basis.

  North American Retail

        Net sales for this segment decreased by $1,890, or 3.2%, to $56,349 for the three months ended June 30, 2014 as compared to the prior comparable period. Same store sales (including internet sales) declined 2.5% due to declines in volume which are partially attributable to a softer retail environment and lower revenue in the weight management product category due to positive media attention for certain products in this category in the prior comparable period.

        The following is a summary of North American Retail store activity:

	Three Months Ended June 30,
	2014	2013
Open at beginning of the period	417	425
Opened during the period	5	—
Closed during the period	(3)	(2)

Open at end of the period	419	423

  Cost of Sales

        Cost of sales was as follows:

	Three Months Ended June 30,
	2014	2013	$ change	% change
Cost of sales	$431,204	$424,870	$6,334	1.5%
Percentage of net sales	53.4%	52.9%

        Cost of sales as a percentage of net sales increased by 0.5 percentage points. The increase in the percentage of cost of sales was due primarily to lower margins earned on our Wholesale products as well as increased promotional activity in the North American Retail segment.

        Due to competitive pressure in the private label business, the cost of sales for our private label business as a percentage of net sales may continue to fluctuate, which would adversely affect gross profits. To address this, we continuously seek to implement additional improvements in our supply chain and we are increasing our focus on our branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses were as follows:

	Three Months Ended June 30,
	2014	2013	$ change	% change
Advertising, promotion and catalog	$60,931	$48,150	$12,781	26.5%
Percentage of net sales	7.6%	6.0%

        Advertising, promotion and catalog expense increased primarily due to increased advertising in our Wholesale segment associated with our branded products.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") were as follows:

	Three Months Ended June 30,
	2014	2013	$ change	% change
Selling, general and administrative	$235,538	$224,422	$11,116	5.0%
Percentage of net sales	29.2%	28.0%

        The SG&A increase for the three months ended June 30, 2014, as compared to the prior comparable period, is primarily due to increases of (i) $3,368 in freight costs due to increased costs of shipments to customers and movement between facilities as a result of the supply chain restructuring; (ii) $1,952 of additional depreciation and amortization relating to additional stores and the implementation of our new Point of Sale (POS) system in the European Retail segment in the second quarter of fiscal 2014; (iii) $1,844 in building and occupancy costs due to additional stores in our European Retail and North American Retail segments; and (iv) $1,750 in other professional services, primarily associated with ongoing support for our ERP system that was implemented in the third quarter of fiscal 2013. These increases were partially offset by a decrease in salaries and related benefits of $643 which is due to a reduction to the annual bonus expense , partially offset by increases in salaries in our European Retail segment due to the increase in stores and foreign currency fluctuations.

  Facility Restructuring Charge

        On March 12, 2013, NBTY initiated a restructuring plan to streamline its operations and improve the profitability and return on invested capital of its manufacturing/packaging and distribution facilities. The restructuring involved the sale or closure of seven of NBTY's manufacturing/packaging and distribution facilities.

        The restructuring plan commenced in the second quarter of fiscal 2013 and was completed in fiscal 2014. The restructuring resulted in aggregate charges of $4,944 before tax for the three months ended June 30, 2013.

  Income from Operations

        Income from operations was as follows:

	Three Months Ended June 30,
	2014	2013	$ change	% change
Wholesale	$41,355	$65,995	$(24,640)	(37.3)%
European Retail	48,386	45,478	2,908	6.4%
Direct Response/E-Commerce	9,009	9,001	8	0.1%
North American Retail	3,073	7,247	(4,174)	(57.6)%
Corporate	(22,535)	(27,278)	4,743	17.4%

Total	$79,288	$100,443	$(21,155)	(21.1)%

Percentage of net sales	9.8%	12.5%

        The decrease in Wholesale segment income from operations was primarily due to the decrease in net sales and increases in advertising expenses. The increase in the European Retail segment was the result of higher sales volume partially offset by increased SG&A costs (primarily payroll costs and building costs associated with new stores), as well as significant fluctuations in foreign currency as the US dollar weakened as compared to the British pound and the euro.. The Direct Response/E-Commerce segment remained consistent with the prior comparable period. The decrease in the North American Retail segment was due to the decrease in same store sales. Corporate/Manufacturing loss decreased from the prior comparable period due to the prior period charges associated with the facilities restructuring.

  Interest Expense

        Interest expense for the three months ended June 30, 2014 remained consistent as compared to the prior comparable period.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2014 and 2028. Our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended June 30, 2014 and 2013 was 30.7% and 27.0%, respectively. The effective income tax rate was lower for the three months ended June 30, 2014 primarily due to the timing and mixture (foreign and domestic) of income.

Nine months ended June 30, 2014 Compared to the Nine months ended June 30, 2013:

  Net Sales

        Net sales by segment were as follows:

	Nine Months Ended June 30,
	2014		2013
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale	$1,420,067	58.8%	$1,429,103	60.8%	$(9,036)	(0.6)%
European Retail	635,556	26.3%	557,779	23.8%	77,777	13.9%
Direct Response/E-Commerce	187,904	7.8%	186,252	7.9%	1,652	0.9%
North American Retail	169,565	7.0%	176,796	7.5%	(7,231)	(4.1)%

Net sales	$2,413,092	100.0%	$2,349,930	100.0%	$63,162	2.7%

  Wholesale

        Net sales for the Wholesale segment decreased by $9,036, or 0.6%, to $1,420,067 for the nine months ended June 30, 2014, as compared to the prior comparable period. This decrease is due to lower net sales of $33,067 to certain private label accounts, partially offset by higher net sales of $24,031 of our branded products. International branded net sales increased by $22,157 and domestic branded net sales increased by $1,874 for the nine months ended June 30, 2014, as compared to the prior comparable period.

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

        We use targeted promotions to grow overall sales. Promotional programs and rebates were 15.9% of sales for the nine months ended June 30, 2014, as compared to 14.3% of sales for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were 1.4% and 1.3% of sales for each of the nine months ended June 30, 2014 and 2013, respectively, and are primarily attributable to returns in the ordinary course of business. We expect product returns relating to normal operations to trend between 1% and 2% of Wholesale sales in future quarters.

        The following customers accounted for the following percentages of the Wholesale segment's net sales and our consolidated net sales for the nine months ended June 30, 2014 and 2013, respectively:

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Customer A	19%	22%	11%	13%
Customer B	12%	11%	7%	7%
Customer C	8%	10%	5%	6%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our financial statements if we were unable to replace that customer.

  European Retail

        Net sales for this segment increased by $77,777, or 13.9%, to $635,556 for the nine months ended June 30, 2014, as compared to the prior comparable period. This increase is attributable to more successful promotional activity and additional stores opened or acquired during the period. In addition, the average exchange rate of the British pound to the US dollar strengthened 5.6% and the average exchange rate of the euro to the US dollar strengthened 4.5% as compared to the prior comparable period. In local currency, net sales increased 8.3% and same store sales (including internet sales) increased 3.5% as compared to the prior comparable period.

        The following is a summary of European Retail store activity:

	Nine Months Ended June 30,
	2014	2013
Company-owned stores
Open at beginning of the period	901	856
Opened during the period	22	29
Acquired durring the period	—	13
Closed during the period	(11)	(2)

Open at end of the period	912	896

Franchised stores
Open at beginning of the period	79	40
Opened during the period	13	39
Closed during the period	(6)	(6)

Open at end of the period	86	73

Total company-owned and franchised stores
Open at beginning of the period	980	896
Opened during the period	35	68
Acquired durring the period	—	13
Closed during the period	(17)	(8)

Open at end of the period	998	969

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased by $1,652, or 0.9%, for the nine months ended June 30, 2014 as compared to the prior comparable period. E-commerce orders comprised 71% of total Direct Response/E-Commerce net orders for the nine months ended June 30, 2014 as compared to 70% in the prior comparable period. We remain among the leaders for vitamin and nutritional supplements in the direct response and e-commerce sectors, and we continue to increase the number of products available via our catalog and websites.

        This segment varies its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical comparisons are impacted by this pattern and therefore this division should be viewed on an annual, and not quarterly, basis.

  North American Retail

        Net sales for this segment decreased by $7,231, or 4.1%, to $169,565 for the nine months ended June 30, 2014 as compared to the prior comparable period. Same store sales (including internet sales) declined 3.4% due to declines in volume which are partially attributable to severe winter weather in many of the areas where our stores are located, as well as a softer retail environment and lower revenue in the weight management product category due to positive media attention for certain products in this category in the prior comparable period.

        The following is a summary of North American Retail store activity:

	Nine Months Ended June 30,
	2014	2013
Open at beginning of the period	421	426
Opened during the period	17	3
Closed during the period	(19)	(6)

Open at end of the period	419	423

  Cost of Sales

        Cost of sales was as follows:

	Nine Months Ended June 30,
	2014	2013	$ change	% change
Cost of sales	$1,304,003	$1,267,635	$36,368	2.9%
Percentage of net sales	54.0%	53.9%

        Cost of sales as a percentage of net sales remained relatively consistent as a percentage of net sales with the prior comparable period.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses were as follows:

	Nine Months Ended June 30,
	2014	2013	$ change	% change
Advertising, promotion and catalog	$158,236	$142,706	$15,530	10.9%
Percentage of net sales	6.6%	6.1%

        The increase in advertising, promotion and catalog expense primarily related to increased advertising in our Wholesale segment associated with our branded products, spending on media and advertising costs to further develop our brand and promote a loyalty program in our European Retail segment and increased spending related to internet advertising in our Direct Response segment.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") were as follows:

	Nine Months Ended June 30,
	2014	2013	$ change	% change
Selling, general and administrative	$707,115	$675,388	$31,727	4.7%
Percentage of net sales	29.3%	28.7%

        The SG&A increase for the nine months ended June 30, 2014, as compared to the prior comparable period, is primarily due to increases of (i) $11,638 in building and occupancy costs due to additional stores and foreign currency fluctuations in our European Retail segment; (ii) $8,984 in freight costs due to an increase in sales as well as increased movement between facilities as a result of the facility restructuring; (iii) $6,935 of additional depreciation and amortization due to the implementation of our new ERP system in the third quarter of fiscal 2013, additional stores and the implementation of our new Point of Sale (POS) system in the European Retail segment in the second quarter of fiscal 2014; (iv) $6,922 in salaries and related benefits, related to our European Retail segment as there was a significant increase in stores and foreign currency fluctuations, partially offset by a reduction to the annual bonus expense; and (v) $6,219 in professional services, primarily associated with ongoing implementation and support of our ERP system . These increases were partially offset by a reduction in legal expenses due to the accrual for the Glucosamine case in the prior comparable period.

  Facility Restructuring Charge

        On March 12, 2013, NBTY initiated a restructuring plan to streamline its operations and improve the profitability and return on invested capital of its manufacturing/packaging and distribution facilities. The restructuring involved the sale or closure of seven of NBTY's manufacturing/packaging and distribution facilities.

        The restructuring plan commenced in the second quarter of fiscal 2013 and was completed in fiscal 2014. The restructuring resulted in aggregate charges of $35,144 before tax for the nine months ended June 30, 2013.

  Income from Operations

        Income from operations was as follows:

	Nine Months Ended June 30,
	2014	2013	$ change	% change
Wholesale	$143,087	$162,886	$(19,799)	(12.2)%
European Retail	142,260	127,979	14,281	11.2%
Direct Response/E-Commerce	23,372	32,325	(8,953)	(27.7)%
North American Retail	7,568	19,995	(12,427)	(62.2)%
Corporate	(72,549)	(114,128)	41,579	36.4%

Total	$243,738	$229,057	$14,681	6.4%

Percentage of net sales	10.1%	9.7%

        The decrease in Wholesale segment income from operations was primarily due to the decrease in net sales and increases in advertising expenses. The increase in the European Retail segment was the result of higher sales volume, partially offset by increased advertising and SG&A costs (primarily payroll costs and building costs associated with new and acquired stores), as well as significant fluctuations in foreign currency as the US dollar weakened as compared to the British pound and the euro. The decrease in the Direct Response/E-Commerce segment was primarily due to additional sales promotions, as well as increased advertising costs and SG&A costs. The decrease in the North American Retail segment was primarily due to the decrease in net sales from same store sales and increased SG&A costs. Corporate/Manufacturing loss decreased from the prior comparable period due to the costs associated with the facilities restructuring.

  Interest Expense

        Interest expense for the nine months ended June 30, 2014 decreased as compared to the prior comparable period due to the refinancing that took place in March 2013 on the term loan B-2 and the write off of deferred financing costs relating to the refinancing in the prior comparable period.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2014 and 2028. Our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the nine months ended June 30, 2014 and 2013 was 32.6% and 28.7%, respectively. The effective income tax rate was higher for the nine months ended June 30, 2014 primarily due to the timing and mixture (foreign and domestic) of income.

Liquidity and Capital Resources

        NBTY's primary sources of liquidity and capital resources are cash generated from operations and funds available under its revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

        The following table sets forth, for the periods indicated, cash balances and working capital:

	As of June 30, 2014	As of September 30, 2013
Cash and cash equivalents	$94,417	$198,561
Working capital (including cash and cash equivalents)	$799,127	$733,197

        The increase in working capital of $65,930 was primarily due to increases in inventory to achieve higher order fulfillment rates, partially offset by a decrease in accrued expenses due to the timing of payments on long-term debt for the nine months ended June 30, 2014.

        The decrease in cash and cash equivalents of $104,144 at June 30, 2014 as compared to September 30, 2013 was primarily due to net cash used in operations and purchases of property, plant and equipment.

        The following table sets forth, for the periods indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Nine Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$27,017	$213,035
Net cash used in investing activities	$(72,436)	$(171,778)
Net cash used in financing activities	$(60,361)	$(224,755)
Inventory turnover	2.1	2.3
Days sales (Wholesale) outstanding in accounts receivable	35	35

        We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, investing and financing requirements. As of June 30, 2014, cash and cash equivalents of $75,338 was held by our foreign subsidiaries and are generally subject to U.S. income taxes upon repatriation to the U.S. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law. However, during fiscal 2014, we plan to indefinitely reinvest $36,000 of our foreign earnings outside of the U.S. for capital expenditures.

        Net cash provided by operating activities during the nine months ended June 30, 2014 was attributable to increased net income, partially offset by increases in inventory to maintain satisfactory customer fulfillment rates and decreases in accrued expenses and other liabilities relating to the semi-annual interest payments for interest on the Notes.

        During the nine months ended June 30, 2014, net cash used in investing activities consisted of purchases of property, plant and equipment.

        For the nine months ended June 30, 2014, net cash used in financing activities related to dividends paid to Holdings.

        Cash provided by operating activities during the nine months ended June 30, 2013 was attributable to net income and reductions in inventories, offset by the call premium on the term loan.

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

        On October 11, 2012, NBTY amended its credit agreement to allow Holdings to issue and sell Holdco Notes. In addition, among other things, the amendment (i) increased the general restricted payments basket to $50,000, (ii) increased the maximum total leverage ratio test which governs the making of restricted payments using Cumulative Credit (as defined in the credit agreement) and (iii) modified the definition of Cumulative Credit so that it conforms to the builder basket used in NBTY's indenture governing the Notes. Interest on the Holdco Notes will be paid via dividends from NBTY to Holdings, to the extent that it is permitted under its credit agreement and the indenture governing the Notes. Expenses of $6,121 related to the amendment were capitalized as a deferred financing cost and are being amortized using the effective interest method. In conjunction with the amendment, NBTY paid Holdings a cash dividend of approximately $193,956 in October 2012.

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

        On March 21, 2013, NBTY, Holdings, Barclays Bank PLC, as administrative agent, and several other lenders entered into the Third Amendment and Second Refinancing Agreement amending the credit agreement governing NBTY's senior secured credit facilities pursuant to which NBTY repriced its term loan B-1 under its then existing credit agreement (Second Refinancing). Under the terms of the Second Refinancing, the $1,750,000 term loan B-1 was replaced with a new $1,507,500 (the current principal amount outstanding) term loan B-2. Borrowings under term loan B-2 and the revolving credit facility bear interest at a floating rate which can be, at NBTY's option, either (i) eurodollar (LIBOR) rate plus an applicable margin, or (ii) base rate plus an applicable margin, in each case, subject to a eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-2 is 2.50% per annum for eurodollar (LIBOR) loans and 1.50% per annum for base rate loans. The applicable margin for the revolving credit facility remained at 3.25% per annum for eurodollar (LIBOR) loans and 2.25% per annum for base rate loans, with a step-down of 25 basis points upon the achievement of a total senior secured leverage ratio as set forth in the senior secured credit facilities. Substantially all other terms are consistent with the original term loan B-1, including the maturity dates. As a result of the Second Refinancing, $4,232 of previously capitalized deferred financing costs as well as $1,151 of the call premium on term loan B-1 were expensed and costs incurred and recorded as deferred financing costs were approximately $15,190, including $13,924 of the call premium paid on term loan B-1, and will be amortized using the effective interest method.

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

        On December 12, 2013, Holdings issued $450,000 of additional Holdco Notes that mature on November 1, 2017. The additional $450,000 Holdco Notes and the $550,000 of existing Holdco Notes previously issued on October 17, 2012 have identical terms and are treated as a single class for all purposes under the indenture governing the Holdco Notes. The gross proceeds from the offering of the $450,000 additional Holdco Notes was $460,125, inclusive of a $10,125 premium, which was used to pay transaction fees and expenses, including the consent fee, and a $445,537 dividend to Holdings' shareholders in December 2013.

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

        As described above, Holdings' ability to pay PIK Interest depends on the calculation of the Applicable Amount regardless of the availability of cash at Holdings. All interest payments made to date have been in cash. As of June 30, 2014, NBTY currently anticipates that it will have sufficient restricted payment capacity to enable Holdings to pay cash interest on the Holdco Notes for the current interest period; however, this may change as a result of a variety of factors. To the extent Holdings makes such interest payments in cash, NBTY will be required to provide the necessary funding.

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

        Our ability to make payments on and to refinance our indebtedness, including the Notes and Holdco Notes, will depend on our ability to generate cash in the future. We believe that our cash on hand, together with cash from operations and, if required, as of June 30, 2014 we have borrowing capacity of $200,000 under the revolving portion of our senior secured credit facilities, will be sufficient for our cash requirements for the next twelve months.

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

        The computation of NBTY's senior secured leverage ratio is as follows:

		June 30, 2014	June 30, 2013
Senior secured debt		$1,507,500	$1,507,500
Less up to $150,000 unrestricted cash balance		(85,376)	(116,081)

	(a)	$1,422,124	$1,391,419

NBTY Consolidated EBITDA (Four consecutive quarters)	(b)	$517,203	$535,633

Senior Secured Leverage Ratio	(a /b)	2.75x	2.60x
Maximum Allowed (per the senior secured credit facilities)		4.00x	4.25x

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

        The following table reconciles net income to EBITDA and Consolidated EBITDA (as defined in our senior secured credit facilities) for the three and nine months ended and four consecutive quarters ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Nine Months Ended June 30,		Four Consecutive quarters ended June 30,
	2014	2013	2014	2013	2014	2013
Net income	$33,267	$51,250	$96,988	$86,017	$140,448	$108,566
Interest expense	33,794	34,064	101,698	112,749	136,086	181,383
Provision for income taxes	14,761	18,953	46,861	34,575	67,164	32,848
Depreciation and amortization	27,310	31,274	78,709	83,944	105,401	109,836

EBITDA	109,132	135,541	324,256	317,285	449,099	432,633
Severance costs(a)	2,435	678	3,732	21,695	4,272	21,848
Stock-based compensation(b)	817	804	3,373	1,844	3,511	2,144
Management fee(c)	750	750	2,250	2,250	3,000	3,000
Inventory fair value adjustment(d)	—	—	—	2,417	—	2,417
Consulting fees(e)	6,527	5,954	16,878	17,017	26,438	22,133
Impairments and disposals(f)	739	—	5,198	1,593	5,800	12,364
Other items(g)	1,607	1,932	8,844	35,465	14,910	40,322
Pro forma cost savings(h)	5,949	13,401	17,847	40,203	23,796	53,604
Limitation on certain EBITDA adjustments(i)	(3,406)	(13,708)	(10,217)	(41,124)	(13,623)	(54,832)

Consolidated EBITDA	$124,550	$145,352	$372,161	$398,645	$517,203	$535,633

(a)
Reflects the exclusion of severance costs incurred at various subsidiaries of the Company. Included in the nine months and four consecutive quarters ended June 30, 2013 are workforce reduction costs of $16,901 relating to the facility restructuring.

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

(f)
Reflects the impairment of certain assets, including the Julian Graves Limited deconsolidation loss of $7,403 in the four consecutive quarters ended June 30, 2013.

(g)
Reflects the exclusion of various items, as permitted in NBTY's senior secured credit facilities, which among other items includes: restructuring charges, business optimization expenses, ineffectiveness on certain derivative instruments, gains and losses on dispositions and integration costs associated with acquisitions.

(h)
Reflects three months, nine months and four consecutive quarters of prospective savings permitted in accordance with NBTY's senior secured credit facilities; specifically, the amount of cost savings expected to be realized from operating expense reductions and other operating improvements as a result of specified actions taken or initiated, less the amount of any actual cost savings realized during the period.

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

Foreign Currency

        Approximately 35% and 32%, respectively, of our net sales during the nine months ended June 30, 2014 and 2013 were denominated in currencies other than U.S. dollars, principally British pounds and to a lesser extent euros, Canadian dollars and Chinese yuan. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on us, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	June 30, 2014	September 30, 2013
Total Assets	27%	26%
Total Liabilities	4%	3%

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. dollars. This process results in translation gains and losses, which are included as a separate component of Stockholder's equity under the caption "Accumulated other comprehensive loss."

        During the nine months ended June 30, 2014 and 2013, translation gains (losses) of $22,615 and ($45,217), respectively, were included in determining other comprehensive income. Cumulative translation gains (losses) of approximately $12,936 and ($9,680) were included as part of accumulated other comprehensive loss within the consolidated balance sheets at June 30, 2014 and September 30, 2013, respectively.

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

        In April 2014, the FASB issued revised guidance to reduce diversity in practice for reporting discontinued operations. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity's operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The revised guidance is effective for all disposals (or classifications as held for sale) of components for us beginning October 1, 2015, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

        In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede virtually all existing revenue recognition guidance, including industry-specific guidance, and is designed to create greater comparability for financial statement users across industries and jurisdictions. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The guidance is effective for us beginning October 1, 2017 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial statements and related disclosures.

        In June 2014, the FASB issued guidance to clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for us beginning October 1, 2016, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

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

        Net sales denominated in foreign currencies were approximately $843,894, or 35.0% of total net sales, for the nine months ended June 30, 2014. A majority of our foreign currency exposure is denominated in British pounds, Canadian dollars, euros and the Chinese yuan. For the nine months ended June 30, 2014, as compared to the prior comparable period, the British pound, the euro and the Chinese yuan increased 4.6%, 4.5% and 2.5%, respectively, as compared to the U.S. dollar and the Canadian dollar decreased 7.5% as compared to the U.S. dollar. The combined effect of the changes in these currency rates resulted in an increase of $22,454 in net sales and an increase of $6,919 in operating income.

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

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. Assuming NBTY's senior secured credit facilities are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on NBTY's senior secured credit facilities by approximately $1,822 per year.

 NBTY, Inc. and Subsidiaries
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2014, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Telephone Consumer Protection Act Claim

        NBTY, and certain of its subsidiaries, are defendants in a class-action lawsuit, captioned John H. Lary Jr. v. Rexall Sundown, Inc.; Rexall Sundown 3001, LLC; Rexall, Inc.; NBTY, Inc.; Corporate Mailings, Inc. d/b/a CCG Marketing Solutions ("CCG") and John Does 1-10 (originally filed October 22, 2013), brought in the United States District Court, Eastern District of New York. The plaintiff alleges that the defendants faxed advertisements to plaintiff and others without invitation or permission, in violation of the Telephone Consumer Protection Act ("TCPA"). On May 2, 2014, NBTY and its named subsidiary defendants cross-claimed against CCG, who was a third party vendor engaged by NBTY, and CCG cross-claimed against NBTY and named subsidiary defendants on June 13, 2014. CCG brought a third party complaint against an unrelated entity, Healthcare Data Experts, LLC, on June 27, 2014. On July 21, 2014, CCG filed a motion to dismiss the amended complaint and that motion is pending. At this time, no determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY, however we do not believe the ultimate outcome will have a material adverse effect on each of our consolidated financial statements.

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

NBTY, Inc. (Registrant)
Date: August 14, 2014	By:	/s/ JEFFREY NAGEL Jeffrey Nagel Chief Executive Officer
Date: August 14, 2014	By:	/s/ MICHAEL D. COLLINS Michael D. Collins Chief Financial Officer