Form 10-K
period 2014-09-30
NBTY INC
filed 2014-11-24
CIK 70793

Use these links to rapidly review the document

NBTY, Inc. and Subsidiary Index to Consolidated Financial Statements September 30, 2014, 2013 and 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2014.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 333-172973

NBTY, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-2228617 (I.R.S. Employer Identification No.)
2100 Smithtown Avenue Ronkonkoma, New York (Address of principal executive offices)	11779 (Zip Code)
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

Yes ☐    No ☒

          The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of March 31, 2014 was $0. The number of shares of common stock of the registrant outstanding at November 24, 2014 was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE.

          None

NBTY, INC.
ANNUAL REPORT
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

i

FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K for the fiscal year ended September 30, 2014 (this "Report") contains "forward-looking statements" within the meaning of the securities laws. You should not place undue reliance on these statements. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include:

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

  •
  international market exposure and compliance with anti-corruption laws in the United States and foreign jurisdictions;

  •
  difficulty entering new international markets;

  •
  legal proceedings initiated by regulators in the United States or abroad, or lawsuits arising in the ordinary course of business;

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

  •
  fluctuations in foreign currencies, including the British pound sterling, the euro, the Canadian dollar and the Chinese renminbi;

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

        References in this Report to our fiscal year refer to the fiscal year ended September 30 in the specified year. For example, references to "fiscal 2014" refer to our fiscal year ended September 30, 2014.

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

Our Company

        We are the leading vertically integrated manufacturer, marketer, distributor and retailer of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. Our products are marketed through four operating segments: Wholesale, European Retail, Direct Response/E-Commerce and North American Retail. We currently market over 25,000 individual stock keeping units ("SKUs") under a portfolio of well-known brands, with leading category positions across their respective categories, channels and geographies. With our broad range of products, we are able to offer our wholesale customers a "one-stop" source for a wide assortment of both branded and private label products across the value spectrum. Additionally, we have a significant presence in virtually every major vitamins, minerals, herbs and supplements ("VMHS") product category and in multiple key distribution channels. We utilize our direct-to-consumer channels to identify new consumer trends and leverage our flexible manufacturing capabilities and strong supplier relationships to bring new products to market quickly. Through our extensive manufacturing operations and significant economies of scale, we believe we are a low-cost manufacturer that offers attractively priced products to retailers and consumers. In addition, we enjoy long-standing relationships with several domestic retailers, including Wal-Mart, Costco, CVS, Walgreens, Kroger and Target. We believe our diversified product, channel and geographic revenue mix, strong key customer relationships and strong demand for VMHS products provide for a diversified, stable and profitable business with strong cash flows.

        NBTY, Inc. ("NBTY") was incorporated in New York in 1971 under the name Nature's Bounty, Inc. We changed our state of incorporation to Delaware in 1979 by merger. In 1995, we changed our name to NBTY, Inc. NBTY's principal executive offices are located at 2100 Smithtown Avenue, Ronkonkoma, New York 11779, our telephone number is (631) 567-9500, and our website is www.nbty.com. NBTY is a wholly owned subsidiary of Alphabet Holding Company, Inc. ("Holdings").

Carlyle Transaction

        On October 1, 2010, NBTY consummated a merger (the "Merger") with an affiliate of The Carlyle Group ("Carlyle"), under which the Carlyle affiliate acquired 100% of NBTY's equity. Carlyle financed the Merger with equity financing provided by an investment fund affiliated with Carlyle, proceeds from the sale of NBTY's 9% senior notes due 2018 (the "Notes"), cash on hand at NBTY and senior secured credit facilities initially consisting of (1) senior secured term loan facilities of $1.75 billion and (2) a senior secured revolving credit facility with commitments of $250 million (the "senior secured credit facilities"). NBTY refinanced its senior secured credit facilities on March 1, 2011, March 21, 2013 and November 20, 2014.

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

Operating Segments

        We market our products through a global omni-channel distribution platform, supported by our industry-leading manufacturing operations and supply chain.

        Wholesale.    We are the leading wholesale manufacturer of VMHS products in the United States. We sell our products domestically in virtually all major mass merchandisers, club stores, drug store chains and supermarkets and to independent pharmacies, health food stores, the military and other retailers. We also sell our products internationally primarily through subsidiaries, distributors, and key retailers. Our key brands include Nature's Bounty®, Osteo Bi-Flex®, Pure Protein®, Body Fortress®, Sundown®, MET-Rx®, Balance Bar® and Ester-C®. We sell directly to health and natural food stores under the Solgar®, SISU® and Good 'N Natural® brands, to health and natural food stores as well as wholesalers under our American Health®, Ester-C® and Home Health® brands and to healthcare practitioners through our Physiologics® brand. We also have licensing relationships with Disney Consumer Products, Inc. and Marvel Characters, B.V. to manufacture VMHS products for children using their character images and licensed art work. In addition to our strong brand positions, we are a leading private label manufacturer in the industry. Fiscal 2014 branded sales accounted for approximately 71% and private label sales accounted for approximately 29% of our Wholesale sales.

        European Retail.    We have significant retail operations throughout Europe. We are the leading VMHS specialty retailer in the United Kingdom. As of September 30, 2014, this segment generated revenue through the retail operations of 755 Holland & Barrett stores (including 29 franchised stores in China, 28 franchised stores in Singapore, 11 franchised stores in the United Arab Emirates, nine franchised stores in Cyprus, four franchised stores in Malta and one franchised store in each of Gibraltar and Iceland), 53 GNC-branded UK stores, 47 Nature's Way stores in Ireland, 146 De Tuinen stores in the Netherlands, including six franchised locations, and 15 Essenza stores in Belgium, as well as internet-based sales from www.hollandandbarrett.com, www.hollandandbarrett.co.uk, www.hollandandbarrett.ie, www.detuinen.nl and www.gnc.co.uk. Holland & Barrett, the leading VHMS specialty retailer in the United Kingdom, sells VMHS products and food products, such as fruits and nuts, through a broad range of approximately 4,800 SKUs. Our GNC-branded UK stores specialize in vitamins, minerals and sports nutrition products, marketing approximately 950 SKUs targeted at the more health-conscious sports enthusiasts and price-sensitive customers, and are a strong complement to the Holland & Barrett stores. We believe the breadth of our product offering, the superior customer service provided in our stores and the deep category and product knowledge of our well trained sales associates are key differentiators relative to our competitors.

        Direct Response/E-Commerce.    Through our internet platform and mail-order catalogs, we are a leader in the U.S. direct response VMHS industry, offering a full line of VMHS products and selected personal care and sports nutrition items under our Puritan's Pride® brand, as well as products manufactured by third parties, at prices that are generally at a discount to similar products sold in retail stores. During fiscal 2014, our Puritan's Pride website, www.puritan.com, generated an average of approximately 1.2 million unique visitors per month. As of September 30, 2014, Puritan's Pride products are sold through eight active websites in four languages. Puritan's Pride offers high-quality products at low direct-from-manufacturer prices, as well as multi-buy promotions, creating a seamless shopping experience for customers. Our highly automated equipment enables us to process orders quickly, economically and efficiently. Internet orders accounted for approximately 72% of our total fiscal 2014 Direct Response/E-Commerce orders.

        North American Retail.    As of September 30, 2014, we operated 414 Vitamin World retail stores throughout the United States, including Puerto Rico, Guam and the U.S. Virgin Islands, primarily in regional and outlet malls, as well as our Vitamin World website, www.vitaminworld.com. Each store carries a full line of store brand products, as well as products manufactured by third parties. Vitamin World stores serve as an effective channel to identify early consumer and market trends, as well as to test new product introductions and ascertain product acceptance. We are able to provide insight into the marketplace to our domestic wholesale customers and can leverage our vertically integrated model to bring new products to the market quickly. We believe the direct-to-consumer channels also serve a key role in educating consumers on the VMHS category, including new products and the latest clinical studies and research.

Operating Segment and Geographic Financial Information

        For a presentation of financial information for each of our operating segments, including financial information relating to the geographic areas in which we conduct our business, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations," and Note 20 to the fiscal 2014 Consolidated Financial Statements included elsewhere in this Report.

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

Increase Sales from Existing and New Customers

        We expect to continue to drive organic growth through incremental shelf space with existing customers, new customer additions and focus on our branded products. We will continue our brand-building efforts for key brands by leveraging consumer insights and new product innovation capabilities to drive revenue and profit growth. Our ability to supply both branded and private label products across all price points broadens and deepens our partnerships with key retail customers, providing us more opportunities for category leadership and growth. We view the private label business as an important and valuable service that we provide to key accounts.

New Product Introductions

        We have been among the first in the industry to introduce innovative products in response to health trends, consumer preferences and research studies. Given our presence in multiple distribution channels and our leading market positions, we have strong consumer insights and therefore, are well-positioned to identify trends and demand for new products. We have robust new product development capabilities that allow us to be at the forefront of innovation within the industry. We also have the manufacturing scale, expertise and supplier relationships to respond rapidly and bring new products to market. During fiscal 2014, we introduced approximately 165 new products.

Further Penetrate International Markets

        Our products are currently marketed and sold in approximately 100 countries. However, only $1.3 billion (or 40%) of our sales in fiscal 2014 were sold to customers outside the United States, of which $767 million was to customers located in the United Kingdom. We plan to capitalize on our manufacturing and distribution capabilities to drive incremental international sales of our key brands in emerging markets, which are characterized by a rising middle class and a strong demand for high quality VMHS products from U.S.-based manufacturers. In addition, we plan to further strengthen Solgar's position in the premium segment in Western European markets, where there is a demand for high-quality VMHS products.

Drive Growth and Profitability in Retail Operations

        We will continue to focus on positioning our Vitamin World operations for growth and profitability through various strategies, including a pricing strategy that focuses on value, optimization of our store base, a new store format and development of our associates. We have gradually been remodeling our stores to the new format and believe that the enhanced customer experience has a favorable impact on store sales. We continue to strengthen our position as a customer-centric specialty retailer through our associate development initiatives which provide associates at all levels with resources to enhance customer service and sales skills, to improve product knowledge and to provide a clear path for career growth.

        We have also implemented several successful initiatives in our European Retail operations. We are focused on maximizing omni-channel business and driving increased customer traffic by modifying our promotional pricing strategy, increasing our focus on associate training, and developing loyalty and customer relationship management programs.

Free Cash Flow Generation

        We expect our strong and stable cash flows to be driven by continued top-line growth and targeted initiatives for ongoing improvement in our manufacturing and supply chain operations, as well as improvements in working capital efficiency.

Enhance Manufacturing Efficiencies

        We expect to continue to focus on reducing costs and improving efficiency in our manufacturing operations and driving supply chain strategies to maintain our low-cost manufacturing. On March 12, 2013, NBTY initiated a restructuring plan to streamline its operations and improve the profitability and return on invested capital of its manufacturing/packaging and distribution facilities. The restructuring involved the sale or closure of seven of NBTY's manufacturing/packaging and distribution facilities and was completed in fiscal 2014.

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

Employees

        As of September 30, 2014, we employed approximately 13,500 persons. In addition, we sell products through commissioned sales representative organizations. As of September 30, 2014, CAW Local 468, Retail Wholesale Canada Division, represented approximately 290 of our associates in Canada under a collective bargaining agreement. We believe we have strong employee and labor relations both domestically and internationally, and historically have not experienced work stoppages that materially adversely affected our operations.

Advertising

        For fiscal 2014, 2013 and 2012, we spent approximately $203 million, $189 million and $164 million, respectively, on advertising, promotions and catalogs, including print, media and cooperative advertising. Our in-house advertising staff creates most of the domestic advertising materials, which include print, radio, television and internet advertising. Our European Retail businesses advertise through various media channels and conduct sales promotions. Our Solgar business advertises in magazines, operates web sites and conducts sales promotions and our Vita Health business in Canada advertises in newspapers, trade publications and magazines and operates web sites.

Manufacturing, Distribution and Quality Control

        At September 30, 2014, we employed approximately 3,850 manufacturing, shipping and packaging associates. We manufacture domestically in Arizona, California, Florida, New Jersey, New York and Texas. In addition, at September 30, 2014, we manufactured internationally in Winnipeg, Manitoba, Canada; Burton, United Kingdom; and Zhongshan, China. We have technologically advanced manufacturing and production facilities, with total production capacity of approximately 63 billion tablets, capsules and softgels per year.

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

        During fiscal 2014 and 2013, Wal-Mart, individually, accounted for 19% and 21% of our Wholesale segment's net sales, respectively, and 11% and 13% of our consolidated net sales, respectively. As of September 30, 2014, Wal- Mart, individually, accounted for 13% of our Wholesale segment's gross accounts receivable. We sell products to Wal-Mart under individual purchase orders placed by Wal-Mart under Wal-Mart's standard terms and conditions of sale. These terms and conditions include insurance requirements; representations by us with respect to the quality of our products and our manufacturing process; our obligations to comply with law; and indemnifications by us if we breach our representations or obligations. There is no commitment from Wal-Mart to purchase from us, or from us to sell to Wal-Mart, any minimum amount of product. The loss of Wal-Mart, or any other major customer, would have a material adverse effect on us if we were unable to replace that customer. See "Item 1A. Risk Factors—Risks Relating to Our Business—One of our customers accounted for 11% of our consolidated net sales during fiscal 2014, and the loss of this customer, or any of our other major customers, could have a material adverse effect on our results of operations."

Government Regulation

  United States

        The processing, formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by federal agencies, including the FDA, the United States Federal Trade Commission ("FTC"), the U.S. Customs and Border Protection ("CBP"), the U.S. Postal Service ("USPS"), the Consumer Product Safety Commission ("CPSC"), the U.S. Department of Agriculture, the U.S. Department of Labor's Occupational Safety & Health Administration ("OSHA") and the U.S. Environmental Protection Agency ("EPA"). These activities also are subject to regulation by various agencies of the states, localities and foreign countries in which we sell our products. In particular, the FDA, under the Federal Food, Drug, and Cosmetic Act (the "FDCA"), regulates the biennial registration, formulation, manufacturing, packaging, labeling, distribution and sale of foods, including dietary supplements, vitamins, minerals and herbs and cosmetics. The FTC regulates the advertising of these products, and the USPS regulates advertising claims with respect to such products sold by mail order. The National Advertising Division ("NAD") of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims, applying FTC guides and rules and prior NAD decisions. The NAD may refer matters to the FTC and/or other agencies for further action, if the advertiser does not participate in the NAD system or implement the NAD's recommendations.

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

        The FDA Food Safety Modernization Act ("FSMA"), signed into law by President Obama on January 4, 2011, is considered one of the most significant changes to the FDCA with respect to strengthening the U.S. food safety system. It enables the FDA to focus more on preventing food safety problems rather than relying primarily on reacting to problems after they occur. The law also provides the FDA with new enforcement authorities designed to achieve higher rates of compliance with prevention- and risk-based food safety standards and to better respond to and contain problems when they do occur. The law also gives the FDA important new tools to hold imported foods to the same standards as domestic foods and directs the FDA to build an integrated national food safety system in partnership with state and local authorities. The law has led to increased FDA food inspections and questions at customs regarding imported goods.

        The FDA has broad authority to enforce the provisions of the FDCA applicable to foods, dietary supplements and cosmetics, including powers to issue a public "warning letter" to a company, to publicize information about illegal products, to request a voluntary recall of illegal products from the market, and to request the Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the U.S. courts. The FTC exercises jurisdiction over the advertising of foods, dietary supplements and cosmetics. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising, or for the use of false or misleading advertising claims. These enforcement actions have often resulted in consent decrees requiring higher levels of substantiation for certain health claims and the payment of civil penalties, restitution, or both, by the companies involved. We currently are subject to FTC consent decrees resulting from past advertising claims for certain of our products. As a result, we are required to maintain compliance with these decrees and are subject to an injunction and substantial civil monetary penalties if we should fail to comply. We are also subject to consent judgments under the Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65"). Further, the USPS has issued cease and desist orders against certain mail order advertising claims made by dietary supplement manufacturers, including us, and we are required to maintain compliance with the orders applicable to us, subject to civil monetary penalties for any noncompliance. Violations of these orders could result in substantial monetary penalties. These civil penalty actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

        In October 2009, the FTC issued Guides Concerning the Use of Endorsements and Testimonials in Advertising ("Endorsement Guides"). These Endorsement Guides significantly extend the scope of potential liability associated with the use of testimonials, endorsements, and new media methods, such as blogging, in advertising. As of December 1, 2009, the effective date of the Endorsement Guides, advertisements with testimonials claiming specific results usually will be interpreted to mean that the endorser's experience is what others can expect, regardless of disclaimers such as "results may vary." Therefore, advertisers are required either to substantiate that the experiences conveyed by testimonials or endorsements represent typical consumer experiences with the advertised product or clearly and conspicuously disclose the typical consumer experience with the advertised product and have proper substantiation. In most instances, this will require advertisers to possess "competent and reliable scientific evidence" to substantiate the endorser representations. Under the Endorsement Guides, advertisers also may be liable for statements made by consumers in the context of "new media," including blogs, depending on the relationship between the consumer and the advertiser, and any material connection between them must be disclosed. Although an advertiser's control over the consumer's comments will be relevant to a determination regarding liability for false or misleading statements, it will not necessarily be dispositive.

        In October 2012, the FTC announced revisions to its Guides For The Use Of Environmental Marketing Claims ("Green Guides"). These Green Guides are intended to assist advertisers in avoiding the dissemination of false or deceptive environmental claims for their products. The latest revisions to the Green Guides include guidance regarding advertisers' use of product certifications and seals of approval, "recyclable" claims, "renewable materials" claims, and "carbon offset" claims. Many of these provisions instruct advertisers to specify and qualify environmental claims even more extensively than previously required. The FTC simultaneously has reminded advertisers that environmental claims inconsistent with the Green Guides may trigger FTC challenge. In addition, although these Green

Guides do not themselves have the force of law and are not independently enforceable, violations of them might give rise not only to FTC scrutiny but also to actions under state consumer fraud statutes.

        In March 2013, the FTC released guidance for mobile and other online advertisers that explains how to make disclosures clear and conspicuous to avoid deception. Updating FTC guidance known as Dot Com Disclosures, which was released in 2000, the new FTC staff guidance, ".com Disclosures: How to Make Effective Disclosures in Digital Advertising" ("Dot Com Guides"), takes into account the expanding use of smartphones with small screens and the rise of social media marketing. It also contains mock ads that illustrate the updated principles. Like the original, the updated Dot Com Guides emphasize that consumer protection laws apply equally to marketers across all mediums, whether delivered on a desktop computer, a mobile device, or more traditional media such as television, radio, or print. If a disclosure is needed to prevent an online ad claim from being deceptive or unfair, it must be clear and conspicuous. Under the new guidance, this means advertisers should ensure that the disclosure is clear and conspicuous on all devices and platforms that consumers may use to view the advertisement. The new guidance also explains that if an advertisement without a disclosure would be deceptive or unfair, or would otherwise violate an FTC rule, and the disclosure cannot be made clearly and conspicuously on a device or platform due to space constraints or otherwise, then the advertisement should not be disseminated on that device or platform. Although the Dot Com Guides do not themselves have the force of law and are not independently enforceable, violations of them might give rise not only to FTC scrutiny but also to actions under state consumer fraud statutes.

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

        In December 2006, the EU published the Nutrition and Health Claim Regulation to apply from July 1, 2007. This regulation controls nutrition and health claims by means of lists of authorized claims that can be made in advertising, labeling and presentation of all foods, including food supplements, together with the criteria a product must meet to use them. Since December 14, 2012, except in respect of botanical products which will be considered separately, only permitted lists of health claims produced by the European Food Safety Authority and approved by the EU Commission can be used.

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

  United Kingdom

        In the United Kingdom, the two main pieces of legislation that affect the operations of our Holland & Barrett and GNC-branded stores are the Medicines Act 1968, which regulates the licensing and sale of medicines, and the Food Safety Act 1990, which provides for the safety of food products. A large volume of secondary legislation in the form of Statutory Instruments adds detail to the main provisions of these Acts, governing composition, packaging, labeling and advertising of products.

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

  Canada

        Natural health products ("NHPs"), prescription drugs, and non-prescription drugs are all classified and regulated under the federal Food and Drugs Act (Canada) (the "Canadian FDA").

        The product safety, quality, manufacturing, packaging, labeling, storage, importation, advertising, distribution, sale and clinical trials of NHPs, drugs, cosmetics and foods are subject to regulation primarily under the Canadian FDA and associated regulations, including the Food and Drug Regulations, Cosmetic Regulations and the Natural Health Products Regulations, and related Health Canada guidance documents and policies (collectively, the "Canadian Regulations"). In addition, drugs and NHPs are regulated under the federal Controlled Drugs and Substances Act if the product is considered a "controlled substance" or a "precursor," as defined in that statute or in related regulatory provisions.

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

        Health Canada approval for drug marketing authorizations and NHP licenses can take time. The approval time for NHPs and drugs can vary depending on the product and the application or submission. For NHPs, the Canadian Regulations indicate that certain product licenses should be processed within 60 days. However, the regulations also include provisions to extend this time frame if, for example, more information is required. There can be significant delays. Effective August 3, 2010, regulations to the Canadian FDA came into force which provided that each application for an NPN that was in process, that had not been disallowed and was for a product that was neither a specified restricted product nor a product that contained an ingredient that was likely to result in injury to the health of a consumer, was to be issued an Exemption Number ("EN"). Upon the completion of certain formalities, a product license was deemed to have been issued for a product with an EN and such license remained in effect until the associated application was processed. If Health Canada refused to issue a product license, the NHP could no longer be sold in Canada unless and until Health Canada issued such a license. These unprocessed product license application regulations are no longer in effect as of February 2013 and no new ENs for NHPs will be issued. Health Canada has transitioned to the requirement that all NHPs sold in Canada have NPNs or a Homeopathic Medicine Number ("DIN-HM") on the label.

        The Canadian FDA and Canadian Regulations, among other things, govern the manufacture, formulation, packaging, labeling, advertising and sale of NHPs and drugs, and regulate what may be represented on labels and in promotional materials regarding the claimed properties of products. The Canadian Regulations also require NHPs and drugs sold in Canada to affix a label showing specified information, such as the proper and common name of the medicinal and non-medicinal ingredients and their source, the name and address of the manufacturer/product license holder, its lot number, adequate directions for use, a quantitative list of its medical ingredients and its expiration date. In addition, the Canadian Regulations require labeling to bear evidence of the marketing authorization as evidenced by the designation drug identification number ("DIN"), DIN-HM or NPN, followed by an eight-digit number assigned to the product and issued by Health Canada.

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

  China

        In China, the packaging, labeling, importation, advertising, distribution and sale of our products are primarily subject to the Food Safety Law, the Imported and Exported Goods Inspection Law, the Product Quality Law, the Law on the Protection of Consumer Rights and Interests and the Advertising Law, as well as various administrative regulations, rules, orders and policies issued by the national and local government agencies regarding food regulation including the Regulations on Implementation of Food Safety Law, Regulatory Measures on Labeling of Imported & Exported Foods, General Standards for the Labeling of Prepackaged Foods For Special Dietary Uses, Guidelines for Labeling Inspection of Imported & Exported Foods, Regulations on Food Advertising, Health Food Regulations, Health Food Registration Regulations, and Regulatory Measures on Health Food Advertising (collectively "PRC Food Regulations").

        On June 30, 2014, the Standing Committee of the National People's Congress ("NPC") published for public comment a draft amendment of the Food Safety Law (the "Food Safety Law Amendment"). With respect to "health food" products, the Food Safety Law Amendment is intended to establish both "registration" and "notification" based systems depending on the type of health food product. Health food products that contain new health food ingredients or are imported into China for the first time will be subject to registration with the China Food and Drug Administration ("CFDA"). All other health food products will be subject to a notification process with the provincial-level food and drug regulatory authorities. Although the public comment period has ended, the draft Food Safety Law Amendment is still under discussion among lawmakers of the Standing Committee of the NPC.

        Currently, the National Health and Family Planning Commission ("NHFPC"), the General Administration of Quality Supervision, Inspection and Quarantine ("AQSIQ"), the CFDA, the State Administration for Industry and Commerce ("SAIC") and their local counterparts have the power and responsibility for the implementation and enforcement of the PRC Food Regulations. In particular, the NHFPC is responsible for enacting food safety standards, publishing food safety information and coordinating with other agencies to handle major food safety incidents. The AQSIQ (mostly through its local counterparts) is responsible for inspection and regulation of the imported food as well as quality inspection and control. The SAIC (mostly through its local counterparts) is responsible for regulating the advertising of food. The CFDA (together with its local counterparts) is responsible for examination and approval of the registration, labeling, advertising and supervision of health foods (including imported health foods).

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

        China currently is implementing a stricter inspection system for health foods. To the extent that some of our products may be deemed to be health foods, we may have to comply with the special regulations and rules applicable to health foods. For example, in addition to AQSIQ's inspection and labeling requirement, the PRC Food Regulations could require us to apply for registration of health foods with the CFDA and obtain a Health Food Import Approval Certificate. Furthermore, advertisement about any health food would be reviewed and approved by the CFDA before placement or publication.

        The AQSIQ, the SAIC, the CFDA and their local counterparts can perform routine and unannounced inspections of importers and distributors in the food industry to ensure compliance with the PRC Food Regulations. In recent years, these government agencies have jointly taken numerous inspection and enforcement actions to deal with illegal practices in the food market and promote sound development of food industry in China. The enforcement actions have often resulted in correction orders, monetary penalties, revocation of business licenses or approval certificates, or suspension of import decisions imposed by such agencies for non-compliance.

        Since the beginning of 2014, the CFDA, AQSIQ, their local counterparts and certain ports of entry have strengthened overall administration on "special forms of food products" which mainly target dietary supplement products in the form of tablets and capsules that have not obtained certain registrations related to health foods ("blue hat" registrations) from the CFDA. It is expected that the Food Safety Law Amendment will clarify the registration requirements for "health food" products and create a more streamlined and simplified registration system compared to the "blue hat" registration system that is currently in place with respect to certain products. However, the CFDA and AQSIQ may continue to take actions that can adversely impact our ability to import products into China and our overall business operations in China.

        In addition, even though it is expected that the Food Safety Law Amendment will simplify the regulatory registration procedures for certain products; products with high potency or containing sensitive ingredients are likely to face a more aggressive enforcement environment in the future, which could result in recalls or discontinuance of certain products, reformulation or relabeling of certain products and other new standards and requirements, which could negatively affect our consolidated financial position, results of operation and cash flows.

Environmental Regulation

        Our facilities and operations, in common with those of similar industries making similar products, are subject to many federal, state, provincial and local requirements, rules and regulations relating to the protection of the environment and of human health and safety, including those regulating the discharge of materials into the environment. We continually examine ways to reduce our emissions, minimize waste and limit our exposure to any liabilities, as well as decrease costs related to environmental compliance. Costs to comply with current and anticipated environmental requirements, rules and regulations and any estimated capital expenditures for environmental control facilities are not anticipated to be material when compared with overall costs and capital expenditures. Accordingly, we do not anticipate that such costs will have a material effect on our financial position, results of operations, cash flows or competitive position.

International Operations

        We market nutritional supplement products through subsidiaries, distributors, retailers and e-commerce in approximately 100 countries throughout Europe, the Middle East, Africa, Central America, North America, South America, Asia, the Caribbean islands and the Pacific Rim countries.

        We conduct our international operations to conform to local variations, economic realities, market customs, consumer habits and regulatory environments. We modify our products (including labeling of such products) and our distribution and marketing programs in response to local and foreign legal requirements and customer preferences.

        Our international operations are subject to many of the same risks our domestic operations face. These include competition and the strength of the relevant economy. In addition, international operations are subject to certain risks inherent in conducting business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls and the economic and political policies of foreign governments. Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of certain of our products. Compliance with such foreign governmental regulations is generally the responsibility of our distributors in those countries. These distributors are independent contractors whom we do not control. The importance of these risks increases as our international operations grow and expand. Foreign currency fluctuations, and, more particularly, changes in the value of the British pound sterling, the euro, the Canadian dollar and the Chinese renminbi as compared to the U.S. dollar, affect virtually all our international operations.

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

        We hold approximately 50 patents and patent applications in the United States and in certain other countries, most of which relate to Ester-C®. We also are prosecuting a patent application on Ester-C® compositions in the EU. U.S. patents for Ester-C® expire June 2019. Most foreign patents for

Ester-C® products expire between February 2019 and June 2021, with a large number of foreign patents expiring in 2019.

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

  Benelux

        Our De Tuinen subsidiary owns trademarks registered in the Benelux Office for Intellectual Property, and Community Trademarks, which are in force throughout the EU, for its De Tuinen® trademarks and our Essenza subsidiary owns a Community Trademark and a trademark registered in the Benelux Office for Intellectual Property.

  China

        We own trademark applications and registrations for most of our material trademarks, which are filed with the Chinese Trademark Office. We also own patents for Ester-C® compositions, issued by the Chinese Patent Office.

Raw Materials

        In fiscal 2014, we spent approximately $789 million on raw materials (approximately $709 million domestically), excluding packaging and similar product materials. The principal raw materials required in our operations are vitamins, minerals, herbs and gelatin. We believe that there are adequate sources of supply for all our principal raw materials, and in general we maintain two to three suppliers for many of our raw materials. From time to time, weather or unpredictable fluctuations in the supply and demand may affect price, quantity, availability or selection of raw materials. We believe that our strong relationships with our suppliers yield high quality, competitive pricing and overall good service to our customers. Although we cannot be sure that our sources of supply for our principal raw materials will be adequate in all circumstances, we believe that we can develop alternate sources in a timely and cost effective manner if our current sources become inadequate. During fiscal 2014, no one supplier accounted for more than 10% of our raw material purchases. Due to the availability of numerous alternative suppliers, we do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations.

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

  •
  place us at a competitive disadvantage.

Difficult and volatile conditions in the capital, credit and commodities markets and in the overall economy could materially adversely affect our financial position, results of operations and cash flows.

        Our financial position, results of operations and cash flows could be materially adversely affected by difficult conditions and volatility in the capital, credit and commodities markets and in the overall economy. Difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

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

        Approximately 60% of our sales for fiscal 2014 were in the United States. In this market, we sell our products primarily to or through our retail stores and third-party retail stores. Because of this, we are dependent to a large degree upon the growth and success of that channel as well as the growth and success of specific retailers in the channel, which are outside our control. There can be no assurance that the retail channel will be able to grow as it faces price and service pressure from other channels.

One of our customers accounted for 11% of our consolidated net sales during fiscal 2014 and the loss of this customer, or any of our other major customers, could have a material adverse effect on our results of operations.

        During fiscal 2014 and 2013, Wal-Mart, individually, accounted for 19% and 21% of our Wholesale segment's net sales, respectively, and 11% and 13% of our consolidated net sales, respectively. As of the end of fiscal 2014, Wal-Mart, individually, accounted for 13% of our Wholesale segment's total gross accounts receivable. Additionally, for fiscal 2014, our other top three wholesale customers collectively accounted for approximately 28%, of our Wholesale segment's net sales and 17% of our consolidated net sales. We do not have a long-term contract with Wal-Mart or any other major customer, and the loss of this customer or any other major customer could have a material adverse effect on our results of operations. In addition, our results of operations and ability to service our debt obligations would be impacted negatively to the extent Wal-Mart is unable to make payments to us, or does not make timely payments on outstanding accounts receivables.

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

        In the United Kingdom, an application for judicial review was submitted to the High Court of Justice in 2013 on behalf of a holder of an EU-wide medicinal license for certain glucosamine products. The application sought an order that the MHRA should remove food supplement ("FS") status for all glucosamine products or, alternatively, remove the FS status of glucosamine-based products having dosages at levels equal to or above the licensed equivalents. The MHRA robustly defended the case and the application was rejected by the High Court in June 2014—as was a subsequent application to the High Court for leave to appeal. However, the applicant is now seeking leave to appeal by applying to the Court of Appeal itself. If such leave is granted and the applicant's appeal ultimately succeeds, there may be a material negative impact on the sales of numerous glucosamine-based products currently being sold by our retail stores in the United Kingdom.

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

        In China, the Food Safety Law, which replaced prior regulations, came into force on June 1, 2009. This legislation requires all imported food to comply with applicable national food safety standards and subjects it to inspection by the AQSIQ. Where there are no national food safety standards for some imported food, the NHFPC approval must be obtained before applying for the inspection; otherwise the food in question cannot be imported into China. The revision of the national food safety standards by the NHFPC and other government agencies is in progress and various new and updated standards are expected to be promulgated and implemented by the end of 2015. The introduction of these new food safety standards may require us to reformulate our existing products to meet the new standards and in some cases, may lead to some products being discontinued.

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

        The Food Safety Law provides for strict regulation and supervision over food claimed to have particular effects on human health, namely health food, which is mainly subject to the regulation by the CFDA. To the extent AQSIQ or CFDA determines some of our products fall into this category, the manufacture, exportation, importation and sale of such products could be subject to the more complicated registration and licensing requirements, and stricter inspection by CFDA and AQSIQ. We are in the process of applying for registration of certain of our products as health food to meet applicable requirements for manufacture and export of such products, however, the timing and successful completion of such registrations are uncertain due to the shifting landscape for registration of such products in China, as further explained immediately below.

        On June 30, 2014, the Standing Committee of the NPC published for public comment the Food Safety Law Amendment. With respect to health food products, the Food Safety Law Amendment is intended to establish both "registration" and "notification" based systems depending on the type of health food product. Health food products that contain new health food ingredients or are imported into China for the first time will be subject to registration with the CFDA. All other health food products will be subject to a notification process with the provincial-level food and drug regulatory authorities. Although the public comment period has ended, the draft Food Safety Law Amendment is still under discussion among lawmakers of the Standing Committee of NPC.

        AQSIQ promulgated the Imported and Exported Food Safety Regulatory Measures on July 22, 2011, which provide for detailed safety and inspection requirements applicable to imported and exported food. These regulations became effective on March 1, 2012 and require us to go through complicated procedures for importing and exporting our products into and from China.

        Since the beginning of 2014, the CFDA, AQSIQ, their local counterparts and certain ports of entry have strengthened overall administration on "special forms of food products" which mainly target dietary supplement products in the form of tablets and capsules that have not obtained certain registrations related to health foods (the "blue hat" registrations) from the CFDA. It is expected that the Food Safety Law Amendment will clarify the registration requirements for "health food" products and create a more streamlined and simplified registration system compared to the "blue hat" registration system that is currently in place with respect to certain of these products. However, the CFDA and AQSIQ may continue to take actions that can adversely impact our ability to import products into China and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

        As of September 30, 2014, we operated 1,016 retail stores outside of the United States, including 89 franchised stores. In addition, we had significant wholesale sales outside of the United States. For fiscal 2014, international sales represented approximately 40% of our net sales. These international operations expose us to certain risks, including:

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

        In all jurisdictions in which we operate, non-compliance with relevant legislation can result in regulators bringing administrative, civil or, in some cases, criminal proceedings. In the United States, the FTC has brought and considered bringing actions against us in the past. In the United Kingdom, it is common for regulators to prosecute retailers and manufacturers for non-compliance with legislation governing foodstuffs and medicines. In the United States, we are undergoing an audit of our compliance of unclaimed or abandoned property (escheat) laws currently for nineteen states for the years 1986 through the present. Our failure to comply with applicable legislation could occur from time to time, and prosecution for any such violations could have a material adverse effect on our business, results of operations, financial condition and cash flows. See "Item 1. Business—Government Regulation" for additional information.

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

        We purchase from third-party suppliers certain important ingredients and raw materials. The principal raw materials required in our operations are vitamins, minerals, herbs, gelatin and packaging components. We purchase the majority of our vitamins, minerals and herbal raw materials from manufacturers and distributors globally. Real or perceived quality control problems with raw materials outsourced from certain regions could negatively impact consumer confidence in our products, or expose us to liability. In addition, although raw materials are available from numerous sources, an unexpected interruption of supply or material increases in the price of raw materials, for any reason, such as changes in economic and political conditions, tariffs, trade disputes, regulatory requirements, import restrictions, loss of certifications, power interruptions, fires, hurricanes, drought or other climate-related events, war or other events, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Also, currency fluctuations, including the decline in the value of the U.S. dollar, could result in higher costs for raw materials purchased abroad. In addition, we rely on outside printing services and availability of paper stock in our printed catalog operations.

We rely on our manufacturing operations to produce the vast majority of the nutritional supplements that we sell, and disruptions in our manufacturing system or losses of manufacturing certifications could affect our results of operations adversely.

        During fiscal 2014, we manufactured approximately 87% of the nutritional supplements that our Wholesale segment sold. We currently operate manufacturing facilities in Arizona, California, Florida, New Jersey, New York and Texas in the United States, and in Canada, the United Kingdom and China. All our domestic and foreign operations manufacturing products for sale to the United States are subject to GMPs promulgated by the FDA and other applicable regulatory standards, including in the areas of environmental protection and worker health and safety. We are subject to similar regulations and standards in Canada, the United Kingdom and China. Any significant disruption in our operations at any of these facilities, including any disruption due to any regulatory requirement, could affect our ability to respond quickly to changes in consumer demand and could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, we may be exposed to risks relating to the transfer of work between facilities or risks associated with opening new facilities or closing existing facilities that may cause a disruption in our operations. There have been a number of well-publicized incidents of tainted food and drugs manufactured in foreign countries such as China in the past few years. Although we have implemented GMPs in our facilities, there can be no assurance that products manufactured in our other plants around the world, will not be contaminated or otherwise fail to meet our quality standards. Any such contamination or other quality failures could result in costly recalls, litigation, regulatory actions or damage to our reputation, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

        As of September 30, 2014, we had approximately 13,500 employees. As of September 30, 2014, CAW Local 468, Retail Wholesale Canada Division represented approximately 290 of our associates in Canada under a collective bargaining agreement. If our employees were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on us.

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

        Our assets, earnings and cash flows are influenced by currency fluctuations due to the geographic diversity of our sales and the countries in which we operate. These fluctuations may have a significant impact on our financial results. For fiscal 2014, 35% of our sales were denominated in a currency other than the U.S. dollar, and as of fiscal 2014, 27% of our assets and 6% of our total liabilities were denominated in a currency other than the U.S. dollar. We have entered into various cross currency swap transactions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk."

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

        Customer access to, and ability to use, our websites affects our Direct Response/E-Commerce sales, in addition to online sales within our European Retail and North American Retail segments. If we are unable to maintain and continually enhance the efficiency of our systems, we could experience system interruptions or delays that could affect our operating results negatively. In addition, we could be liable for breaches of security on our websites, loss or misuse of our customers' personal information or payment data. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to prevent or mitigate such fraud or breaches may negatively affect our operating results.

We must successfully maintain and/or upgrade our information technology systems, and our failure to do so could have a material adverse effect on our business, financial condition or results of operations.

        We rely on various information technology systems to manage our operations. Recently we have implemented, and we continue to implement, modifications and upgrades to such systems and acquired new systems with new functionality. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have a material adverse effect on our business, financial condition or results of operations.

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

        In the past we have discovered, and in the future we may discover, areas of our internal control over financial reporting that need improvement. We have devoted significant resources to remediate any deficiencies we discovered and to improve our internal control over financial reporting. Based upon management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2014, management concluded that our internal control over financial reporting was effective as of that date. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the Notes and the $1.0 billion aggregate principal amount of 7.75%/8.50% Contingent Cash Pay Senior Notes due 2017 issued by Holdings (the "Holdco Notes").

        We have a significant amount of indebtedness. At September 30, 2014, we had $2,158 million of indebtedness on a consolidated basis (including $1,508 million of borrowings under NBTY's senior secured credit facilities, $650 million in aggregate principal amount of Notes, and $1 million of other indebtedness), of which $1,508 million was secured indebtedness. As of September 30, 2014, after adjusting for outstanding letters of credit, NBTY also had an additional $196 million available under the revolving portion of NBTY's senior secured credit facilities, as amended. In addition, as of September 30, 2014, Holdings had indebtedness of $1,000 million. While NBTY has no direct obligation under the Holdco Notes, NBTY is the sole source of cash generation for Holdings. The Holdco Notes do not appear on NBTY's balance sheet and the related interest expense is not included in NBTY's income statement.

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

        The terms of the indenture governing the Notes, the credit agreement governing NBTY's senior secured credit facilities and the indenture governing the Holdco Notes permit us to incur a substantial amount of additional debt, including secured debt. Any additional borrowings under the senior secured credit facilities, and any other secured debt, would be effectively senior to the Holdco Notes, the Notes and any guarantees thereof to the extent of the value of the collateral securing such indebtedness. If we incur any additional indebtedness that ranks equally with the Holdco Notes and the Notes, subject to collateral arrangements, the holders of that debt will be entitled to share ratably with noteholders in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company. This could reduce the amount of proceeds available to be paid to noteholders. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of September 30, 2014, after adjusting for outstanding letters of credit, NBTY had an additional $196 million of unused commitments under the revolving portion of NBTY's senior secured credit facilities. Additionally, NBTY's senior secured credit facilities may be increased by up to $500 million (of which no more than $100 million may be under NBTY's revolving credit facility), subject to certain conditions. All of those borrowings would be secured indebtedness. If new debt is added to our and our subsidiaries' current debt levels, the risks that we now face as a result of our leverage would intensify.

To service our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.

        Our ability to make cash payments on and to refinance our indebtedness, including the Holdco Notes and the Notes, and to fund planned capital expenditures, will depend on our ability to generate significant operating cash flow in the future. This, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

        In volatile credit markets, there is a risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by NBTY's senior secured credit facilities and otherwise accessing capital and/or honoring loan commitments. If our lenders are unable to fund borrowings under their credit commitments, or we are unable to borrow, it could be difficult in this environment to replace NBTY's senior secured credit facilities on similar terms.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        Borrowings under NBTY's senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. Interest rates are currently at historically low levels. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all revolving loans are fully drawn and the interest rates are above the interest rate floor set forth in NBTY's credit agreement, and excluding the portion of our variable rate debt subject to a fixed interest rate swap agreement, each quarter point change in interest rates would result in a $4.0 million change in annual interest expense on our indebtedness under NBTY's senior secured credit facilities. However, we may maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

        The Notes and the Holdco Notes are general unsecured obligations. Holders of our secured indebtedness and the secured indebtedness of the guarantors of the Notes will have claims that are prior to the claims of holders of the Notes and the Holdco Notes to the extent of the value of the assets securing that other indebtedness. Notably, Holdings, NBTY and certain of its subsidiaries, including the guarantors of the Notes, are parties to the senior secured credit facilities, which are secured by liens on substantially all our assets and the assets of such guarantors. The Notes and Holdco Notes are effectively subordinated to all our secured indebtedness to the extent of the value of the collateral securing such indebtedness. In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of secured indebtedness will have a prior claim to those of our assets that constitute their collateral. Holders of the Notes and the Holdco Notes participate ratably with all holders of our unsecured indebtedness that is deemed to be of the same class as the Notes and the Holdco Notes, and potentially with all our other general creditors, based upon the respective amounts owed to each holder or creditor, in our remaining assets. In any of the foregoing events, we cannot assure holders of the Notes and the Holdco Notes that there will be sufficient assets to pay amounts due on the Notes or the Holdco Notes. As a result, holders of the Notes or the Holdco Notes may receive less, ratably, than holders of secured indebtedness.

        As of September 30, 2014, the aggregate amount of our secured indebtedness was approximately $1,508 million. As of September 30, 2014, we had $196 million of unused commitments available for additional borrowing under the revolving portion of NBTY's senior secured credit facilities, as amended. We are permitted to incur substantial additional indebtedness, including secured debt, in the future under the terms of the indentures governing the Notes and the Holdco Notes.

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

If a bankruptcy petition were filed by or against us, noteholders may receive a lesser amount for their claim than they paid for the Notes and the Holdco Notes.

        If a bankruptcy petition were filed by or against us under the U.S. Bankruptcy Code, a noteholder's claim for the principal amount of the Notes or the Holdco Notes may be limited to an amount equal to the sum of:

  •
  the lesser of (x) the original issue price for such notes and (y) the principal amount of such notes; and

  •
  any amount of interest that does not constitute "unmatured interest" for purposes of the U.S. Bankruptcy Code.

        Accordingly, under these circumstances, a noteholder may receive a lesser amount than it paid for such notes, even if sufficient funds are available.

Risks Relating to Ownership of the Notes

Claims of noteholders will be effectively subordinated to claims of creditors of all of NBTY's non-guarantor subsidiaries.

        The Notes are guaranteed on a senior basis by NBTY's current and future domestic subsidiaries that are guarantors of NBTY's senior secured credit facilities. However, the historical consolidated financial statements included in this Report include all our domestic and foreign subsidiaries. NBTY's foreign subsidiaries, which do not guarantee the Notes, held approximately $1.3 billion, or 27%, of our total assets and $0.2 billion, or 6%, of NBTY's total liabilities as of September 30, 2014 and accounted for approximately $1.1 billion, or 35%, of NBTY's net sales, for fiscal 2014 (all amounts presented exclude intercompany balances). In addition, NBTY has the ability to designate certain of its subsidiaries as unrestricted subsidiaries under the terms of the indenture governing the Notes, and any subsidiary so designated will not be a guarantor of the Notes.

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

        The indenture governing the Notes contains a "savings clause" intended to limit each subsidiary guarantor's liability under its guarantee to the maximum amount that it could incur without causing the guarantee to be a fraudulent transfer under applicable law. There can be no assurance that this provision will be upheld as intended. In a case brought to the U.S. Bankruptcy Court in the Southern District of Florida, the court found this kind of provision to be ineffective, and held the subsidiary guarantees to be fraudulent transfers and voided them in their entirety. Although this ruling was reversed, there can be no assurance that other courts will not reach the same conclusion as the U.S. Bankruptcy Court in the Southern District of Florida.

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

        Holdings is a holding company with no business operations, revenues, expenses, liabilities other than the $1.0 billion aggregate principal amount of Holdco Notes or assets other than the capital stock of NBTY. Because Holdings' assets consist of the equity interests it holds in NBTY, Holdings is dependent upon dividends and other payments from NBTY to generate the funds necessary to meet its outstanding debt service and other obligations and such dividends may be restricted by law or the instruments governing certain indebtedness, including the indenture governing the Notes, the credit agreement governing NBTY's senior secured credit facilities, the indenture governing the Holdco Notes or other agreements of its subsidiaries. The earnings of Holdings' subsidiaries will depend substantially on their respective financial and operating results, which will be affected by prevailing economic and competitive conditions and by financial, business and other factors beyond Holdings' and its subsidiaries' control. Holdings' subsidiaries may not generate sufficient cash from operations to enable Holdings to make principal and interest payments on its indebtedness, including the Holdco Notes, or to fund Holdings' and its subsidiaries' other cash obligations.

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

        As of September 30, 2014, prior to giving effect to the November 2014 interest payment of $38.8 million, NBTY had approximately $252 million of restricted payments capacity under its senior secured credit facilities and approximately $287 million of restricted payments capacity under the indenture governing the Notes.

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

        The Holdco Notes will not be guaranteed by any of Holdings' subsidiaries. However, the historical consolidated financial statements included in this Report include all of Holdings' subsidiaries. Holdings had $1.0 billion of liabilities as of September 30, 2014 and Holdings' subsidiaries held almost all of its assets and accounted for all of its net sales as of and for the year ended September 30, 2014.

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

Item 2.    Properties

        United States.    As of September 30, 2014, we owned a total of approximately 2.28 million square feet, and lease approximately 1.4 million square feet, of administrative, manufacturing, warehouse and distribution space in various locations in the United States and its territories. In addition, as of September 30, 2014, we operated 414 Vitamin World retail locations in 43 states in the United States, Guam, Puerto Rico and the Virgin Islands. Generally, we lease retail properties for five to ten years at varying annual base rents and percentage rents. The Vitamin World retail stores are, on average, approximately 1,248 square feet.

        UK/Ireland.    As of September 30, 2014, Holland & Barrett owned a 270,000 square foot administrative and distribution facility and a 133,220 square foot manufacturing facility in Burton, United Kingdom. Holland & Barrett owns a 30,000 square foot administrative facility in Nuneaton, United Kingdom. Solgar leased 50,000 square feet of administrative and distribution space in Tring, United Kingdom. As of September 30, 2014, we leased all but one of our 772 Holland & Barrett, GNC-branded UK and Nature's Way retail stores for varying terms, at varying annual base rents. Fifty-one Holland & Barrett stores, two GNC-branded UK stores and 15 Nature's Way stores are subject to percentage rents. As of September 30, 2014, Holland & Barrett stores have an average of approximately 1,000 square feet, Nature's Way stores have an average of approximately 900 square feet and the GNC-branded UK stores have an average of approximately 800 square feet.

        Benelux.    As of September 30, 2014, De Tuinen leased a 64,600 square foot administrative and distribution facility and an additional 12,755 square foot administrative and distribution facility in Beverwijk. At September 30, 2014, De Tuinen leased locations for 146 retail stores on varying terms at varying annual base rents. Of these, 140 are operated as company stores and six are sub-leased to, and operated by, franchisees. No De Tuinen or Essenza store is subject to percentage rents. De Tuinen stores are an average of approximately 1,450 square feet. Essenza stores are an average of approximately 1,650 square feet.

        Canada.    As of September 30, 2014, Vita Health owned a 185,000 square foot manufacturing, packaging, distribution and administration building in Winnipeg, Manitoba. Vita Health also leased a 52,000 square foot distribution facility in Winnipeg, Manitoba. SISU leases a 19,200 square foot administrative, distribution and warehouse facility in Burnaby, British Columbia.

        China.    As of September 30, 2014, our subsidiary, Ultimate Biopharma (Zhongshan) Corporation ("Ultimate") owned in Zhongshan, China: a 50,000 square foot facility for manufacturing softgel capsules and for administrative offices, a recently built 75,000 square foot warehouse facility with packaging capabilities and 18.5 acres of vacant land adjacent to the manufacturing facility. In addition, Ultimate leased 11,300 square feet of dormitory space in Zhongshan City. Also, one of our subsidiaries leased 106,294 square feet of warehouse space in Beijing.

        The following is a listing, as of September 30, 2014, of all material properties that we own or lease (excluding retail locations, de minimis locations with less than 4,000 square feet and temporary storage facilities leased for less than six months). We are required to pay real estate taxes and maintenance costs relating to most of our leased properties. All our segments benefit from the use of our material properties.

Owned Properties

Location	Type of Facility	Approximate Square Feet
United States:
Prescott, AZ	Manufacturing	65,000
Boca Raton, FL(1)	Administration	58,000
Boca Raton, FL	Manufacturing	84,000
Boca Raton, FL	Distribution	100,000
Deerfield Beach, FL	Packaging	157,000
Pompano Beach, FL	Warehousing	62,000
Bayport, NY	Storage	12,000
Bayport, NY	Manufacturing	161,500
Bohemia, NY	Administration, Manufacturing & Packaging	169,000
Bohemia, NY	Manufacturing	80,000
Bohemia, NY	Manufacturing & Packaging	75,000
Bohemia, NY	IT	42,000
Holbrook, NY	Administration & Distribution	230,000
Holbrook, NY	Packaging & Engineering	108,000
N. Amityville, NY	Manufacturing	48,300
N. Amityville, NY	Manufacturing	66,000
Ronkonkoma, NY	Administration	110,000
Wilson, NC(2)	Manufacturing	125,000
Hazleton, PA	Distribution	413,600
San Antonio, TX	Manufacturing	122,600
Canada:
Winnipeg, Manitoba	Manufacturing, Packaging, Distribution & Administration	185,000
China:
Zhongshan	Manufacturing & Packaging	50,000
Zhongshan(3)	Warehousing with packaging capabilities	75,000
United Kingdom:
Burton	Administration & Distribution	270,000
Burton	Manufacturing	133,200
Nuneaton	Administration	30,000

	Total approximate square feet owned	3,032,200

(1)
We currently sub-lease several small offices in this building on a short-term basis to unaffiliated tenants.

(2)
This facility is closed.

(3)
Operations for the manufacturing and packaging of supplements in powder form commenced in a portion of this facility in October 2014.

 Leased Properties

Location	Type of Facility	Approximate Square Feet
United States:
Prescott, AZ	Warehousing (term–2020)	29,000
Bentonville, AR	Sales Office (term–2017)	4,900
Anaheim, CA	Administration, Manufacturing, Packaging & Distribution (term–2018)	286,100
Garden Grove, CA	Manufacturing & Packaging (term–December 2016)	140,000
Santa Fe Springs, CA	Distribution & Administration (term–2016)	82,000
Naples, FL(1)	Manufacturing (term–February 2015)	14,700
Naples, FL(1)	Manufacturing (term–February 2016)	18,000
Carbondale, IL	Administration—Call Center (term–2017)	15,000
Sparks, NV	Distribution (term–September 2016)	201,300
Sparks, NV	Warehouse (term–September 2016)	47,200
Leonia, NJ	Administration & Manufacturing (term–July 2016)	49,600
Leonia, NJ	Manufacturing & Warehousing (term–2016)	18,500
Lyndhurst, NJ(2)	Warehousing (term–2019)	48,000
Ridgefield Park, NJ	Sales Office (term 2020)	11,400
Bohemia, NY	Administration & Warehousing (term–2020)	110,000
Ronkonkoma, NY	Warehousing (term–November 2017)	90,500
Ronkonkoma, NY	Warehousing (term–September 2024)	75,000
Holbrook, NY	Warehouse/Storage (term–February 2015)	17,000
Canada:
Burnaby, British Columbia	Administration, Warehousing & Distribution (term–2017)	19,200
Winnipeg, Manitoba	Warehousing & Administration (term–2017)	52,000
China:
Beijing	Offices (term–May 2015)	9,700
Beijing	Warehousing (term–August 2015)	106,300
Zhongshan City	Dormitory (term–January 2015)	11,300
United Kingdom:
Burton	Offices & Warehouse (term–2023)	43,300
Tring	Administration & Warehousing (term–2016)	25,000
Tring	Warehousing, Distribution & Offices (term–2016)	25,000
London	Administration (term–December 2015)	12,300
Netherlands:
Beverwijk	Administration & Distribution (term–2020)	64,600
Beverwijk	Administration & Distribution (term–2020)	12,755
New Zealand:
Auckland	Offices & Warehousing (term–2016)	4,800
South Africa:
Randburg	Offices & Warehousing (term–2015)	13,800
Spain:
Madrid	Administration & Distribution (term–January 2015)	6,500
Madrid(3)	Administration & Distribution (term–2019)	16,400

	Total approximate square feet leased	1,681,155

	Total approximate square feet owned and leased	4,713,355

(1)
Operations have ceased at the Naples facilities.

(2)
This facility has been downsized and is used solely for warehousing.

(3)
New leased facility as of September 4, 2014, will replace the current leased facility, which lease expires January 31, 2015.

Warehousing and Distribution

        As of September 30, 2014, we had approximately 2.7 million square feet dedicated primarily to warehousing and distribution. This figure includes our facilities in Long Island, New York; Anaheim and Santa Fe Springs, California; Lyndhurst and Leonia, New Jersey; Boca Raton and Pompano Beach, Florida; Sparks, Nevada; Hazleton, Pennsylvania; Prescott, Arizona; Burton and Tring, United Kingdom; Winnipeg, Manitoba and Burnaby, British Columbia, Canada; Madrid, Spain; Randburg, South Africa; Auckland, New Zealand; Beverwijk, Netherlands and Beijing and Zhongshan City, China.

        We currently distribute our products to our customers from distribution centers through contract and common carriers globally. In addition, we ship products overseas in pallet amounts and by container loads. We also operate additional distribution centers in Burton and Tring, United Kingdom; Madrid, Spain; Auckland, New Zealand; Randburg, South Africa, Beverwijk, Netherlands; Winnipeg, Manitoba; and Beijing, China. Deliveries are made directly to Vitamin World stores once per week or once every other week, depending on the needs at various store locations. Deliveries are made directly to company-owned and operated Holland & Barrett and GNC-branded UK stores, through company owned trucks, and Nature's Way, De Tuinen and Essenza stores, through third parties, once or twice per week, depending on each store's inventory requirements.

        Our direct response and e-commerce orders are handled by our domestic distribution center that is integrated with our order entry systems. Once a customer's telephone, mail or internet order is completed, our computer system forwards the order to our distribution center, where all necessary distribution and shipping documents are printed to facilitate processing. Then, the orders are prepared, picked, packed and shipped continually throughout the business day. We operate a proprietary, automated picking and packing system for frequently shipped items. We are capable of fulfilling 20,000 direct response and e-commerce orders daily. A system of conveyors automatically routes boxes carrying merchandise throughout our primary Long Island distribution center for fulfillment of orders. Completed orders are bar-coded and scanned and the merchandise and ship date are verified and entered automatically into the customer order file for access by sales associates before shipment.

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

        In March 2013, NBTY agreed upon a proposed settlement with the remaining plaintiffs, which includes all cases and resolves all pending claims without any admission of or concession of liability by NBTY, and which provides for a release of all claims in return for payments to the class, together with attorneys' fees, and notice and administrative costs. Fairness Hearings took place on October 4, 2013 and November 20, 2013. On January 3, 2014, the court issued an opinion and order approving the settlement as modified (the "Order"). The final judgment was issued on January 22, 2014 (the "Judgment"). Certain objectors filed a notice of appeal of the Order and the Judgment on January 29, 2014 and the plaintiffs filed a notice of appeal on February 3, 2014. On November 19, 2014, the appellate court issued a decision granting the objectors' appeal. The appellate court reversed and remanded the matter to the district court for further proceedings consistent with the appellate court's decision.

        In fiscal 2013, NBTY recorded a provision of $12 million reflecting its best estimate of exposure for payments to the class together with attorney's fees, and notice and administrative costs in connection with this class action settlement. As a result of the court's approval of the settlement and the closure of the claims period, NBTY reduced its estimate of exposure to $6 million. This reduction in the estimated exposure was reflected in the Company's first quarter results for fiscal 2014. Until the cases are resolved, no final determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY.

Telephone Consumer Protection Act Claim

        NBTY, and certain of its subsidiaries, are defendants in a class-action lawsuit, captioned John H. Lary Jr. v. Rexall Sundown, Inc.; Rexall Sundown 3001, LLC; Rexall, Inc.; NBTY, Inc.; Corporate Mailings, Inc. d/b/a CCG Marketing Solutions ("CCG") and John Does 1-10 (originally filed October 22, 2013), brought in the United States District Court for the Eastern District of New York. The plaintiff alleges that the defendants faxed advertisements to plaintiff and others without invitation or permission, in violation of the Telephone Consumer Protection Act ("TCPA").

        On May 2, 2014, NBTY and its named subsidiary defendants cross-claimed against CCG, who was a third-party vendor engaged by NBTY, and CCG cross-claimed against NBTY and named subsidiary defendants on June 13, 2014. CCG brought a third-party complaint against an unrelated entity, Healthcare Data Experts, LLC, on June 27, 2014. On July 21, 2014, CCG filed a motion to dismiss the amended complaint and that motion is pending.

        At this time, no determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY, however we do not believe the ultimate outcome will have a material adverse effect on our consolidated financial statements.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

        As of the date of this Report, we are a wholly owned subsidiary of Holdings, which is in turn a wholly owned subsidiary of certain investment funds affiliated with Carlyle, and there is no public market for our common stock.

Dividend Policy

        In December 2013, Holdings issued and sold $450.0 million in aggregate principal amount of 7.75%/8.50% Contingent Cash Pay Senior Notes due 2017 and used $445.5 million of such proceeds to pay a cash dividend to its shareholders. In November 2013 and May 2014, NBTY paid a cash dividend of approximately $21.3 million and $38.8 million, respectively, to Holdings, in order for Holdings to make an interest payment on the Holdco Notes. Future determination as to the payment of cash or stock dividends will depend upon our results of operations, financial condition, capital requirements, restrictions contained in NBTY's senior secured credit facilities, limitations contained in the indentures governing the Notes and the Holdco Notes, and such other factors as our Board considers appropriate.

        The senior secured credit facilities prohibit our paying dividends or making any other distributions to our stockholder, subject to some exceptions. The indentures under which the Notes and the Holdco Notes were issued similarly prohibit paying dividends or making any other distributions to stockholders, subject to some exceptions. NBTY's senior secured credit facilities and the indenture governing the Notes permit the payment of interest on the Holdco Notes via dividends from NBTY to Holdings, provided that certain conditions are satisfied.

        For additional information regarding these lending arrangements and securities (including payment of interest under the Holdco Notes), see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," and Note 12 to the consolidated financial statements in this Report.

        For information regarding securities authorized for issuance under our equity compensation plans as of September 30, 2014, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Report.

Item 6.    Selected Financial Data

	Fiscal Years Ended September 30,
	Successor(1)					Predecessor
	2014	2013	2012	2011	2010(2)	2010
	(In thousands)
Selected Income Statement Data:
Net sales	$3,205,778	$3,163,041	$2,999,733	$2,864,427	$—	$2,705,837

Costs and expenses:
Cost of sales	1,740,417	1,700,909	1,608,436	1,641,887	—	1,473,095
Advertising, promotion and catalog	202,754	189,485	164,298	152,021	—	136,763
Selling, general and administrative	952,533	910,187	832,629	788,719	—	694,803
Merger expenses	—	—	—	44,479	11,286	45,903
Facility restructuring charges	—	32,695	—	—	—	—
Goodwill and intangible asset impairment charges	207,334	—	—	—	—	—

Income from operations	102,740	329,765	394,370	237,321	(11,286)	355,273
Interest expense	(136,038)	(147,100)	(158,584)	(195,566)	—	(30,108)
Miscellaneous, net	(709)	1,693	(1,003)	1,933	—	4,127

(Loss) income from continuing operations before income taxes	(34,007)	184,358	234,783	43,688	(11,286)	329,292
Provision (benefit) for income taxes on continuing operations	10,145	54,878	65,264	10,989	(3,839)	114,270
Income (loss) on continuing operations	(44,152)	129,480	169,519	32,699	(7,447)	215,022

(Loss) from discontinued operations, net of income taxes	—	—	(23,048)	(2,780)	—	(1,352)
Net (loss) income	$(44,152)	$129,480	$146,471	$29,919	$(7,447)	$213,670

Selected Balance Sheet Data:
Working Capital	$826,960	$731,197	$882,495	$899,699	$(11,158)	$849,338
Total assets	4,877,722	5,073,316	5,057,247	5,099,270	7,552	2,200,768
Long-term debt, net of current portion	2,158,087	2,158,405	2,157,500	2,369,375	—	341,128
Total stockholder's equity(deficit)	1,509,093	1,624,839	1,705,232	1,536,895	(7,446)	1,379,953

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

(2)
May 11, 2010 (date of inception) to September 30, 2010.

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

        As a result of the Merger and the application of acquisition accounting, our assets and liabilities have been adjusted to their fair values as of October 1, 2010, the closing date of the Merger and related financings. Additionally, the excess of the total purchase price over the fair value of our assets and liabilities at closing was allocated to goodwill.

Goodwill and Other Intangible Asset Impairment Charges

        The Direct Response/E-Commerce and North American Retail segments have seen increased competition as well as increased use of promotions in order to maintain sales levels. During the fourth quarter of fiscal 2014, the Direct Response/E-Commerce and North American Retail segments recorded an impairment charge of $61,590 and $25,744, respectively, related to the impairment of goodwill. This was in connection with our annual impairment assessment and the completion of a strategic planning process relating to the rates of growth of sales, profit and cash flow and expectations for future performance. In addition, as a part of this process, we recorded an impairment charge of $110,000 and $10,000 on the indefinite lived tradenames of the Direct Response / E-Commerce and North American Retail segments, respectively.

        The assessment did not reveal any impairment indicators in the Wholesale and European Retail segments and a 10% change in the estimate of fair value of these segments would not have impacted our assessment.

Consent Solicitation and Debt Offering

        On December 2, 2013, Holdings launched a consent solicitation (the "Consent Solicitation") of consents from holders of Holdings' $550,000 in aggregate principal amount of 7.75%/8.50% contingent cash pay senior notes due 2017 that were originally issued on October 17, 2012 (the "original Holdco Notes"). The purpose of the Consent Solicitation was to amend the restricted payment covenant in the indenture governing the Holdco Notes. Holdings sought consent to add a new "basket" in the restricted payment covenant (Section 3.4 of the indenture governing the Holdco Notes) for a dividend or distribution to Holdings' shareholders up to the net proceeds of the offering of Holdings' additional 7.75%/8.50% contingent cash pay senior notes in an aggregate principal amount of $450,000 due 2017 (the "additional Holdco Notes" and, together with the original Holdco Notes, the "Holdco Notes") less the amount available as of September 30, 2013 for restricted payments under the "builder" basket in Section 3.4(a)(C) of the indenture governing the Holdco Notes (the "Proposed Amendments").

        On December 10, 2013, the requisite holders of the existing Holdco Notes consented to the Proposed Amendments and Holdings entered into a supplemental indenture (the "First Supplemental Indenture") to the indenture governing the Holdco Notes. The First Supplemental Indenture became operative upon the payment of the consent fee by Holdings to the paying agent on behalf of the holders of the existing Holdco Notes, which was paid concurrently with the closing of the offering of the additional Holdco Notes.

        On December 12, 2013, Holdings issued the additional Holdco Notes in an aggregate principal amount of $450,000. The $450,000 of additional Holdco Notes and the $550,000 of original Holdco Notes have identical terms and are treated as a single class for all purposes under the indenture governing the Holdco Notes. The proceeds from the offering of the $450,000 additional Holdco Notes were used to pay transaction fees and expenses, including the consent fee of $18,560, and a $445,537 dividend to Holdings' shareholders in December 2013.

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

Discontinued Operations

        On July 2, 2012, Julian Graves Limited ("Julian Graves"), an NBTY subsidiary organized under the laws of the United Kingdom and Wales, was placed into administration and its management, affairs, business and property were under the direct control of Deloitte LLP as administrator. During the course of the administration, attempts to sell the business were unsuccessful and the operations were wound down by the end of August 2012. Additionally, on August 31, 2012, we sold Le Naturiste Inc. ("Le Naturiste"), an NBTY subsidiary organized under the laws of Canada, to an unrelated third party.

As a result of these events, the results of these two former subsidiaries are not reflected in the results of operations for fiscal 2012, but are reflected as discontinued operations. In addition, all prior periods in the Management's Discussion and Analysis of Financial Condition and Results of Operations below are presented exclusive of discontinued operations. There were no results of operations for Julian Graves or Le Naturiste in fiscal 2014 or 2013.

Executive Summary

        NBTY is the leading vertically integrated manufacturer, marketer, distributor and retailer of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. We currently market over 25,000 SKUs under numerous owned and private-label brands, including Nature's Bounty®, Ester-C®, Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, SISU®, Sundown®, Rexall®, Pure Protein®, Balance Bar®, Body Fortress®, Natural Wealth®, Puritan's Pride®, Holland & Barrett®, GNC (UK)®, Physiologics®, De Tuinen®, Essenza® and Vitamin World®. Our vertical integration includes purchasing raw materials and formulating and manufacturing products, which we then market through the following four channels of distribution.

  •
  Wholesale—This segment sells products worldwide under various brand names and third-party private labels, each targeting specific market groups which include virtually all major mass merchandisers, club stores, drug store chains and supermarkets in the United States. This segment also sells products to independent pharmacies, health food stores, the military and other retailers.

  •
  European Retail—This segment generates revenue through its 755 Holland & Barrett stores (including franchised stores in the following countries: 29 in China, 28 in Singapore, 11 in United Arab Emirates, 9 in Cyprus, four in Malta and one in each of Gibraltar and Iceland), 146 De Tuinen stores (including 6 franchised locations) in the Netherlands, 53 GNC branded UK stores, 47 Nature's Way stores in Ireland and 15 Essenza stores in Belgium, as well as internet-based sales from www.hollandandbarrett.com, www.hollandandbarrett.co.uk, www.hollandandbarrett.ie,www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the internet under the Puritan's Pride tradename. Catalogs are strategically mailed to customers who order by mail, internet, or phone.

  •
  North American Retail—This segment generates revenue through its 414 owned and operated Vitamin World stores selling proprietary brand and third-party products, as well as internet-based sales from www.vitaminworld.com.

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

  •
  Fiscal 2008: Doctor's Trust, Leiner and Julian Graves;

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

Allowance for Doubtful Accounts

        We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current creditworthiness, as determined by our review of current credit information. We estimate bad debt expense based upon historical experience as well as customer collection issues to adjust the carrying amount of the related receivable to its estimated net realizable value. While such bad debt expense has historically been within expectations and allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we had in the past. If the financial condition of one or more of our customers were to deteriorate, additional bad debt expense may be required.

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

Goodwill and Intangible Assets

        Goodwill is tested for impairment using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to determine whether there is a goodwill impairment, and if so, the amount of the impairment. This step revalues all assets and liabilities of the reporting unit to their current fair value and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment is recognized in an amount equal to the excess. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We use a combination of the income and market approaches, weighted equally, to estimate the fair value of our reporting units.

        The fair value of our trademarks is determined based on the relief from royalty method under the income approach, which requires us to estimate a reasonable royalty rate, identify relevant projected revenues and expenses, and select an appropriate discount rate. The evaluation of indefinite-lived intangible assets for impairment requires management to use significant judgments and estimates including, but not limited to, projected future net sales, operating results, and cash flows of our business.

        We base our fair value estimates on assumptions we believe to be reasonable, but such assumptions are subject to inherent uncertainties. If actual external conditions or future operating results differ from our judgments, this may result in an impairment of our goodwill and/or intangible assets. An impairment charge would reduce operating income in the period it was determined that the charge was needed.

        On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and intangibles. The key assumptions that drive the cash flows of our reporting units and intangible assets are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, weighted average cost of capital rates ("WACC") as well as royalty rates are used in conjunction with these key assumptions in order to derive the estimated fair value. These assumptions are subject to uncertainties, including our ability to grow revenue and improve or maintain profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions may result in the recognition of significant asset impairment charges. For example, keeping all other variables constant, an increase in the WACC applied of 175 basis points or a 270 basis point decrease in the terminal year profit margin would require that we perform the second step of the goodwill impairment test for the Wholesale reporting unit. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill and intangible asset balances. Currently the estimated fair value of the Wholesale reporting unit exceeds its carrying value by 10% and the carrying value of the goodwill that is within the Wholesale reporting unit is $638,630.

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

Recent Accounting Developments

        In March 2013, the FASB issued guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance has been effective for us since October 1, 2014. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

        In July 2013, the FASB issued guidance which amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss carryforward whenever the net operating loss carryforward or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The new guidance has been effective for us since October 1, 2014. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

        In April 2014, the FASB issued revised guidance to reduce diversity in practice for reporting discontinued operations. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity) and that have a major effect on a reporting entity's operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The revised guidance is effective for all disposals (or classifications as held for sale) of components for us beginning October 1, 2015, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

        In June 2014, the FASB issued guidance to clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for us beginning October 1, 2016, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

        In August 2014, the FASB issued guidance which requires management to assess an entity's ability to continue as a going concern every reporting period, and provide certain disclosures if management has substantial doubt about the entity's ability to operate as a going concern, or an express statement if not, by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The guidance is effective for us for the annual period ending September 30, 2017, and for interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have an impact on our consolidated financial statements.

Revision

        A revision was made to the Statements of Operations and Comprehensive Income (loss) to correct the prior year presentation, whereby changes in the fair value of the cross-currency swap were reclassified from changes in the fair value of interest rate swaps to foreign currency translation adjustments. In addition, see Note 21 in our consolidated financial statements for a revision that was made to the Condensed Consolidating Financial Statements of Guarantors.

Results of Operations

        The following table sets forth for the periods indicated, the consolidated statements of operations and comprehensive income (loss). Items are expressed as a percentage of total net sales. Percentages may not sum to 100% due to rounding.

	Fiscal year ended September 30,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	54.3%	53.8%	53.6%
Advertising, promotion and catalog	6.3%	6.0%	5.5%
Selling, general and administrative	29.7%	28.8%	27.8%
Goodwill and intangible asset impairment charges	6.5%	0.0%	0.0%
Facility restructuring charges	0.0%	1.0%	0.0%

	96.8%	89.6%	86.9%

Income from operations	3.2%	10.4%	13.1%

Other income (expense):
Interest	(4.2)%	(4.7)%	(5.3)%
Miscellaneous, net	(0.0)%	0.1%	(0.0)%

	(4.3)%	(4.6)%	(5.3)%

(Loss) income from continuing operations before income taxes	(1.1)%	5.8%	7.8%
(Benefit) provision for income taxes on continuing operations	0.3%	1.7%	2.2%

Loss from discontinued operations, net of income taxes	0.0%	0.0%	(0.8)%
Net (loss)/income	(1.4)%	4.1%	4.9%

Fiscal Year Ended September 30, 2014 ("fiscal 2014") Compared to Fiscal Year Ended September 30, 2013 ("fiscal 2013")

  Net Sales

        Net sales by segment were as follows:

	Fiscal year ended September 30,
	2014		2013
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale	$1,879,481	58.6%	$1,938,921	61.3%	$(59,440)	(3.1)%
European Retail	850,797	26.5%	743,861	23.5%	106,936	14.4%
Direct Response/E-Commerce	250,224	7.8%	246,731	7.8%	3,493	1.4%
North American Retail	225,276	7.0%	233,528	7.4%	(8,252)	(3.5)%

Net sales	$3,205,778	100.0%	$3,163,041	100.0%	$42,737	1.4%

  Wholesale

        Net sales for the Wholesale segment decreased $59,440, or 3.1%, to $1,879,481 in fiscal 2014 from $1,938,921 in fiscal 2013. The decrease was primarily attributable to the following:

  •
  $(57,845) from decreased sales of domestic private label products, primarily driven by lower volume to existing customers and pricing pressure,

  •
  $(20,914) from decreased sales of domestic branded products, primarily driven by decreases in joint care and sports nutrition categories, partially offset by continued growth in Nature's Bounty®, and

  •
  $19,319 from increased sales of branded and private label sales to international customers.

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

        We use targeted promotions to grow overall sales. Promotional programs and rebates were $371,344, or 16.2% of sales for fiscal 2014 as compared to $326,963, or 14.2% of sales for fiscal 2013.

        Product returns represented $37,520, or 1.6% of sales for fiscal 2014 as compared to $31,087, or 1.4% of sales for fiscal 2013. The product returns for fiscal 2014 and fiscal 2013 were mainly attributable to returns in the ordinary course of business. We expect returns relating to normal operations to trend between 1% to 2% of Wholesale's sales in future years.

        One customer, Wal-Mart, represented 19% and 21% of the Wholesale segment's net sales for fiscal 2014 and 2013, respectively. It also represented 11% and 13% of consolidated net sales for fiscal 2014 and 2013, respectively. The loss of this customer, or any of our other major customers, could have a material adverse effect on our results of operations if we were unable to replace that customer.

  European Retail

        Net sales for the European Retail segment increased $106,936, or 14.4%, to $850,797 in fiscal 2014 from $743,861 in fiscal 2013. For fiscal 2014 same store sales in U.S. dollars increased 10.1%, or $71,230, as compared to fiscal 2013 (same store sales include online sales). In local currency, same store sales increased 4.2% as compared to fiscal 2013. The average exchange rate of the British pound sterling to the U.S. dollar strengthened 6.1% and the euro to the US dollar strengthened 3.4% as compared to the prior comparable period.

        The following is a summary of European Retail store activity:

	Fiscal 2014	Fiscal 2013
Company-owned stores
Open at beginning of the period	901	856
Opened during the period	39	36
Acquired during the period	—	13
Closed during the period	(13)	(4)

Open at end of the period	927	901

Franchised stores
Open at beginning of the period	79	40
Opened during the period	17	45
Closed during the period	(7)	(6)

Open at end of the period	89	79

Total company-owned and franchised stores
Open at beginning of the period	980	896
Opened during the period	56	81
Acquired during the period	—	13
Closed during the period	(20)	(10)

Open at end of the period	1,016	980

  Direct Response/E-Commerce

        Net sales for the Direct Response/E-Commerce segment increased $3,493, or 1.4%, to $250,224 in fiscal 2014 from $246,731 in fiscal 2013. The total number of orders increased approximately 7% and the average order size declined 5% for fiscal 2014 as compared to fiscal 2013. Online orders comprised 71.8% of this segment's net sales for fiscal 2014 as compared to 70.1% for fiscal 2013.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter.

  North American Retail

        Net sales for the North American Retail segment decreased $8,252, or 3.5%, to $225,276 in fiscal 2014 from $233,528 in fiscal 2013. Same store sales (including online sales) decreased 3.0% due to declines in volume which are partially attributable to a softer retail environment and lower revenue in the weight management product category due to positive media attention for certain products in this category in the prior comparable period.

        The following is a summary of North American Retail store activity:

	Fiscal 2014	Fiscal 2013
Total North American Retail
Open at beginning of the period	421	426
Opened during the period	18	4
Closed during the period	(25)	(9)

Open at end of the period	414	421

  Cost of Sales

        Cost of sales was as follows:

	Fiscal year ended September 30,
	2014	2013	$ Change	% Change
Cost of Sales	$1,740,417	$1,700,909	$39,508	2.3%
Percentage of net sales	54.3%	53.8%

        The increase in cost of sales relates primarily to increased sales in our European Retail segment. Cost of sales as a percentage of net sales increased by 0.5 percentage points as compared to the prior comparable period. This was the result of higher promotions to maintain sales, lower sales prices for our private label products as well as costs at our facilities which were not absorbed by certain private label and contract manufacturing products due to lower demand.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses were as follows:

	Fiscal year ended September 30,
	2014	2013	$ Change	% Change
Advertising, promotion and catalog	$202,754	$189,485	$13,269	7.0%
Percentage of net sales	6.3%	6.0%

        Advertising promotion and catalog expenses have increased by 0.3 percentage points as a percentage of net sales. The increase in advertising, promotion and catalog expense is primarily due to media and website advertising in our Wholesale segment, as we continue to increase our focus on branded products. To a lesser extent, there were increases in our Direct Response/E-commerce segment due to increased costs associated with internet advertising and in our European Retail segment in which advertising costs increased proportionate to the increase in net sales.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") were as follows:

	Fiscal year ended September 30,
	2014	2013	$ Change	% Change
Selling, general and administrative	$952,533	$910,187	$42,346	4.7%
Percentage of net sales	29.7%	28.8%

        SG&A for fiscal 2014 increased by $42,346, or 0.9 percentage points as a percentage of net sales compared to fiscal 2013 primarily due to increases of: $16,415 in building and occupancy costs due to additional stores and foreign currency fluctuations in the European Retail segment; $11,099 in payroll and payroll related costs due to increases in salaries in our European Retail segment resulting from the increase in stores and foreign currency fluctuations partially offset by a reduction to performance based compensation; $10,918 in professional services associated with ongoing implementation and support of our ERP system; $9,092 of additional depreciation and amortization due to the implementation of our new ERP system in the third quarter of fiscal 2013 additional stores and the implementation of our new Point of Sale (POS) system in the European Retail segment in the second quarter of fiscal 2014; $5,321 in freight costs due to increased product and equipment movement between facilities as a result of the facility restructuring. These increases were partially offset by a $13,225 reduction in legal and professional expenses primarily due to the accrual for the Glucosamine case in the prior comparable period of $12,000, of which, approximately $6,000 of that accrual was reversed in the current period, offset by other settlements in the current year.

  Income (Loss) from Operations

        Income (loss) from operations was as follows:

	Fiscal year ended September 30,
	2014	2013	$ Change	% Change
Wholesale	$177,069	$231,812	$(54,743)	(23.6)%
European Retail	191,207	170,479	20,728	12.2%
Direct Response/E-Commerce	(141,660)	39,104	(180,764)	(462.3)%
North American Retail	(26,975)	24,538	(51,513)	(209.9)%
Corporate	(96,901)	(136,168)	39,267	(28.8)%

Total	$102,740	$329,765	$(227,025)	(68.8)%

Percentage of net sales	3.2%	10.4%

        The decrease in the Wholesale segment is primarily due to decreased net sales as a result of the continued decline in private label sales as well as a decline in the joint care and sports nutrition categories. Furthermore, the Wholesale segment experienced a slight reduction in margins relating to promotional activity due to increased competition, as well as increased marketing and advertising expenses in order to maintain sales. The increase in the European Retail segment was the result of higher sales volume, partially offset by increased advertising and SG&A costs (primarily payroll costs and building costs associated with new and acquired stores), as well as significant fluctuations in foreign currency as the U.S. dollar weakened as compared to the British pound sterling and the euro. The decrease in the Direct Response/E-Commerce segment was primarily due to the impairment of goodwill and intangible assets of $171,590, as well as increased promotions and advertising costs in order to maintain sales. The decrease in the North American Retail segment was primarily due to the impairment of goodwill and intangible assets of $35,744 as well as the decrease in net sales from same store sales and increased SG&A costs. Corporate/Manufacturing loss decreased from the prior comparable period due to the costs of $32,695 associated with the facilities restructuring in the prior year.

  Interest Expense

        Interest expense for fiscal 2014 decreased as compared to fiscal 2013 due to a lower interest rate on the term loan B-2 due to the refinancing that took place in March 2013 and the write-off of deferred financing costs and call premium totaling $5,383 relating to the refinancing in the prior comparable period. See "Liquidity and Capital Resources" for a description of the senior secured credit facilities and the Notes.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

	Fiscal year ended September 30,
	2014	2013	$ Change
Foreign exchange losses	$(1,994)	$(2,196)	$202
Investment income	704	1,245	(541)
Ineffectiveness on cross currency swap	966	1,611	(645)
Other	(385)	1,033	(1,418)

Total	$(709)	$1,693	$(2,402)

  Provision for Income Taxes

        Our (benefit) provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business and our ability to utilize state tax credits that expire between 2014 and 2028. Our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for fiscal 2014 and 2013 was 29.8%. The effective income tax rate was lower for fiscal 2014 primarily due to the impact of the impairment of goodwill during fiscal 2014, for which no income tax benefit was recorded.

Fiscal Year Ended September 30, 2013 Compared to Fiscal Year Ended September 30, 2012("fiscal 2012")

  Net Sales

        Net sales by segment were as follows:

	Fiscal year ended September 30,
	2013		2012
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale	$1,938,921	61.3%	$1,826,780	60.9%	$112,141	6.1%
European Retail	743,861	23.5%	699,675	23.3%	44,186	6.3%
Direct Response/E-Commerce	246,731	7.8%	239,409	8.0%	7,322	3.1%
North American Retail	233,528	7.4%	233,869	7.8%	(341)	(0.1)%

Net sales	$3,163,041	100.0%	$2,999,733	100.0%	$163,308	5.4%

  Wholesale

        Net sales for the Wholesale segment were $1,938,921 for fiscal 2013 as compared to $1,826,780 for fiscal 2012. The increase of $112,141 or 6.1% was primarily attributable to the following:

  •
  $120,468 from increased sales of domestic branded products, primarily driven by continued growth in key brands such as Nature's Bounty®, Osteo Bi-Flex® and sports nutrition brands (such as Pure Protein® and Body Fortress®),

  •
  ($64,211) from decreased sales of domestic private label products, primarily driven by decreased SKUs to existing customers and pricing pressure, and

  •
  $55,884 from increased sales of branded and private label sales to international customers.

        We continue to adjust shelf space allocation between the Wholesale brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen Wholesale's position in the mass market. The Wholesale segment continues to leverage valuable consumer sales information obtained from our retail stores and Direct Response/E-Commerce operations to provide our mass market customers with data and analyses to drive mass market sales.

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

  European Retail

        Net sales for the European Retail segment increased $44,186, or 6.3%, to $743,861 in fiscal 2013 from $699,675 for fiscal 2012. For fiscal 2013 same store sales in U.S. dollars increased 2.4%, or $16,419, as compared to fiscal 2012 (same store sales include internet sales for such segment). In local currency, same store sales increased 3.1% as compared to fiscal 2012.

        The following is a summary of European Retail store activity:

European Retail stores:	Fiscal 2013	Fiscal 2012
Company-owned stores
Open at beginning of the period	856	823
Opened during the period*	36	39
Acquired during the period	13	—
Closed during the period	(4)	(6)

Open at end of the period	901	856

Franchised stores
Open at beginning of the period	40	28
Opened during the period	45	13
Closed during the period	(6)	(1)

Open at end of the period	79	40

Total company-owned and franchised stores
Open at beginning of the period	896	851
Opened during the period*	81	52
Acquired during the period	13	—
Closed during the period	(10)	(7)

Open at end of the period	980	896

*
includes stores that were converted from Julian Graves to either Holland & Barrett, GNC (UK) or Nature's Way stores.

  Direct Response/E-Commerce

        Net sales for the Direct Response/E-Commerce segment increased $7,322, or 3.1%, to $246,731 in fiscal 2013 from $239,409 in fiscal 2012. The total number of orders increased approximately 8% and the average order size declined 7% for fiscal 2013 as compared to fiscal 2012. Online net sales comprised 65.8% of this segment's net sales for fiscal 2013 as compared to 61.3% for fiscal 2012.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter.

  North American Retail

        Net sales for this segment remained relatively consistent when compared to fiscal 2012. Same store sales increased 1.3%, (same store sales include online sales for such segment).

        The following is a summary of North American Retail store activity:

North American Retail stores:	Fiscal 2013	Fiscal 2012
Open at beginning of the period	426	443
Opened during the period	4	—
Closed during the period	(9)	(17)

Open at end of the period	421	426

  Cost of Sales

        Cost of sales was as follows:

	Fiscal year ended September 30,
	2013	2012	$ Change	% Change
Cost of Sales	$1,700,909	$1,608,436	$92,473	5.7%
Percentage of net sales	53.8%	53.6%

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

        As a percentage of sales, advertising promotion and catalog expense has increased by 0.5 percentage points as a percentage of net sales. The increase in advertising, promotion and catalog expense is primarily due to media and website advertising in our Wholesale segment, as we continue to increase our focus on branded products.

  Selling, General and Administrative Expenses

        SG&A were as follows:

	Fiscal year ended September 30,
	2013	2012	$ Change	% Change
Selling, general and administrative	$910,187	$832,629	$77,558	9.3%
Percentage of net sales	28.8%	27.8%

        As a percentage of sales, SG&A remained relatively consistent. SG&A costs increased by $77,558 compared to fiscal 2012 due to increases of: $23,381 in professional and legal fees primarily relating to the settlement of the glucosamine product litigation and consultants for supply chain enhancements; payroll and payroll related costs increases of approximately $10,275 relating primarily to salary increases and increased number of stores in the European Retail segment; $9,962 of temporary help and outside services primarily related to the increased use of temporary personnel in our distribution centers as well as at some of our international retail locations; freight cost increases of approximately $6,279 primarily due to increased sales and higher fuel costs; building cost increases of $5,469 due to new or acquired stores in our European Retail segment; amortization and depreciation increases of $3,658 as a result of amortizing intangible assets acquired with Balance Bar during fiscal 2013 as well as assets put into service in relation to our new ERP system; and other cost increases of $11,147 as a result of various items such as additional market and brand research costs, product donations and certain new facility start-up costs.

  Income from Operations

        Income from operations was as follows:

	Fiscal year ended September 30,
	2013	2012	$ Change	% Change
Wholesale	$231,812	$241,504	$(9,692)	(4.0)%
European Retail	170,479	157,540	12,939	8.2%
Direct Response/E-Commerce	39,104	46,179	(7,075)	(15.3)%
North American Retail	24,538	26,758	(2,220)	(8.3)%
Corporate	(136,168)	(77,611)	(58,557)	75.4%

Total	$329,765	$394,370	$(64,605)	(16.4)%

Percentage of net sales	10.4%	13.1%

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

  Provision for Income Taxes

        Our provision for income taxes was impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business and our ability to utilize state tax credits that expire between 2014 and 2029. Our overall effective income tax rate could vary as a result of these factors. The effective income tax rate has increased for fiscal 2013 to 29.8% compared to 27.8% in the prior fiscal year, primarily due to the tax benefit for the sale of Le Naturiste in fiscal 2012, which did not reoccur in fiscal 2013.

Liquidity and Capital Resources

        NBTY's primary sources of liquidity and capital resources are cash generated from operations and funds available under its revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

        The following table sets forth, for the periods indicated, cash balances and working capital:

	Fiscal year ended September 30,
	2014	2013	2012
Cash and cash equivalents	$139,488	$198,561	$315,136
Working capital (including cash and cash equivalents)	$826,960	$731,935	$882,495

        The increase in working capital of $95,025 at September 30, 2014 as compared to September 30, 2013 was primarily due to increases in inventory to achieve higher order fulfillment rates, partially offset by a decrease in accounts payable due to the timing of payments. The decrease in cash and cash equivalents of $59,073 at September 30, 2014 as compared to September 30, 2013 was primarily due to net cash used in operations, primarily for inventory, and purchases of property, plant and equipment.

        The decrease in working capital of $149,298 and cash and cash equivalents of $116,575 at September 30, 2013 as compared to September 30, 2012 was primarily due to the dividend payments of $721,682 net of the impact of the issuance of the Holdco Notes, discussed above.

        We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, investing and financing requirements. As of September 30, 2014, cash and cash equivalents of $61,187 was held by our foreign subsidiaries and are generally subject to U.S. income taxes upon repatriation to the United States. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law. However, during fiscal 2013 and 2012 we permanently reinvested approximately $27,000 and $25,000, respectively, of our foreign earnings outside of the United States.

        The following table sets forth, for the periods indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Fiscal year ended September 30,
	2014	2013	2012
Cash flow provided by operating activities	$102,744	$311,576	$234,050
Cash flow used in investing activities	$(98,019)	$(204,145)	$(85,799)
Cash flow used in financing activities	$(60,441)	$(224,916)	$(229,360)
Total inventory turnover	2.08	2.37	2.28
Finished goods inventory turnover (excluding bulk)	4.11	4.42	4.34
Days sales outstanding in accounts receivable	36	34	32

        Net cash provided by operating activities of $102,744 during fiscal 2014 was attributable to income earned from operations after adjusting for the impairment charge in our Direct Response/E-commerce and North American Retail segments partially offset by increases in inventory to maintain satisfactory customer fulfillment rates. During fiscal 2014, net cash used in investing activities consisted of purchases of property, plant and equipment, partially offset by cash received from the sale of certain facilities. During fiscal 2014, net cash used in financing activities related to dividends paid to Holdings.

        Cash provided by operating activities of $311,576 during fiscal 2013 was mainly attributable to net income of $129,480 and changes in operating assets and liabilities. During fiscal 2013, cash flows used in investing activities consisted primarily of cash paid for acquisitions relating to Balance Bar and purchases of property, plant and equipment. During fiscal 2013, cash flows from financing activities primarily related to the offering of the Holdco Notes and the dividend discussed above.

        Cash provided by operating activities of $234,050 during fiscal 2012 was mainly attributable to net income of $146,471. During fiscal 2012, cash flows used in investing activities consisted primarily of cash paid for purchases of property, plant and equipment. During fiscal 2012, cash flows used in financing activities relate to principal payments under long-term debt agreements.

        We expect our fiscal 2015 capital expenditures to be higher than fiscal 2014 as a result of the continued investment in our ERP systems, as well as additional investments in stores of our European Retail segment.

Senior Secured Credit Facilities, Holdco Notes and Notes

        On October 1, 2010, NBTY entered into senior secured credit facilities totaling $2,000,000, consisting of $1,750,000 term loan facilities and a $250,000 revolving credit facility. In addition, NBTY issued $650,000 aggregate principal amount of the Notes with an interest rate of 9% and a maturity date of October 1, 2018.

        On March 1, 2011, NBTY, Holdings and Barclays Bank PLC, as administrative agent, and several other lenders entered into the First Amendment and Refinancing Agreement (the "First Refinancing"). Under the terms of the agreement, the $1,750,000 term loan B-1 and revolving credit facility of $200,000 were established. Substantially all other terms are consistent with the original term loan B, including the amortization schedule of term loan B-1 and maturity dates.

        On December 30, 2011, NBTY prepaid $225,000 of principal on its term loan B-1. As a result of this prepayment, $9,289 of deferred financing costs were written off. In accordance with the prepayment provisions of the First Refinancing, no scheduled payments of principal will be required until the final balloon payment in October 2017.

        On October 11, 2012, NBTY amended its credit agreement to allow Holdings to issue and sell Holdco Notes. In addition, among other things, the amendment (i) increased the general restricted payments basket to $50,000, (ii) increased the maximum total leverage ratio test which governs the making of restricted payments using Cumulative Credit (as defined in the credit agreement) and (iii) modified the definition of Cumulative Credit so that it conforms to the builder basket used in NBTY's indenture governing the Notes. Interest on the Holdco Notes is paid via dividends from NBTY to Holdings, to the extent that it is permitted under its credit agreement and the indenture governing the Notes. Expenses of $6,121 related to the amendment were capitalized as a deferred financing cost and are being amortized using the effective interest method. In conjunction with the amendment, NBTY paid Holdings a cash dividend of approximately $193,956 in October 2012.

        On March 21, 2013, NBTY, Holdings, Barclays Bank PLC, as administrative agent, and several other lenders entered into the Third Amendment and Second Refinancing Agreement and completed the Second Refinancing amending the credit agreement governing NBTY's senior secured credit facilities pursuant to which NBTY repriced its term loan B-1 under its then existing credit agreement. Under the terms of the Second Refinancing, the $1,750,000 term loan B-1 was replaced with a new $1,507,500 (the current principal amount outstanding) term loan B-2. Borrowings under term loan B-2 and the revolving credit facility bear interest at a floating rate which can be, at NBTY's option, either (i) eurodollar (LIBOR) rate plus an applicable margin, or (ii) base rate plus an applicable margin, in each case, subject to a eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-2 is 2.50% per annum for eurodollar (LIBOR) loans and 1.50% per annum for base rate loans. The applicable margin for the revolving credit facility remained at 3.25% per annum for eurodollar (LIBOR) loans and 2.25% per annum for base rate loans, with a step-down of 25 basis points upon the achievement of a total senior secured leverage ratio as set forth in the senior secured credit facilities. Substantially all other terms are consistent with the original term loan B-1, including the maturity dates. As a result of the Second Refinancing, $4,232 of previously capitalized deferred financing costs as well as $1,151 of the call premium on term loan B-1 were expensed and costs incurred and recorded as deferred financing costs were approximately $15,190, including $13,924 of the call premium paid on term loan B-1, and will be amortized using the effective interest method.

        On November 20, 2014, NBTY amended its senior secured revolving credit facility, extending its maturity to September 2017 and reducing the commitment from $200,000 to $175,000. In connection with this amendment, deferred financing costs of approximately $600 were incurred and will be amortized over the remaining period.

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

        In addition, the credit agreement requires the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility (including swingline loans and letters of credit). All other financial covenants required by the senior secured credit facilities were removed as part of the First Refinancing. As of September 30, 2014, NBTY was in compliance with all covenants under the agreement.

        As of September 30, 2014 there were no borrowings drawn from the $200,000 revolving credit facility and there was a letter of credit totaling $4,400, reducing the net availability to $195,600.

Original Holdco Notes

        On October 17, 2012, Holdings, our parent company, issued $550,000 of the original Holdco Notes. Interest on the original Holdco Notes accrues at the rate of 7.75% per annum with respect to Cash Interest and 8.50% per annum with respect to any paid-in-kind interest. The proceeds from the offering of the original Holdco Notes, along with the $200,000 from NBTY, were used to pay transaction fees and expenses and a dividend of approximately $721,682 to Holdings' shareholders.

Additional Holdco Notes

        On December 2, 2013, Holdings, our parent company, launched the Consent Solicitation. The purpose of the Consent Solicitation was to amend the restricted payment covenant in the indenture governing the Holdco Notes. Holdings sought consent to add a new "basket" in the restricted payment covenant (Section 3.4 of the indenture governing the Holdco Notes) for a dividend or distribution to Holdings' shareholders up to the net proceeds of the offering of additional Holdco Notes in the aggregate principal amount of $450,000 less the amount available as of September 30, 2013 for restricted payments under the "builder" basket in Section 3.4(a)(C) of the indenture governing the Holdco Notes.

        On December 10, 2013, the requisite holders of the original Holdco Notes had consented to the Proposed Amendments and Holdings entered into the First Supplemental Indenture to the indenture governing the Holdco Notes. The First Supplemental Indenture became operative upon the payment of the consent fee by Holdings to the paying agent on behalf of the holders of the original Holdco Notes, which was paid concurrently with the closing of the offering of the additional Holdco Notes.

        On December 12, 2013, Holdings, our parent company, issued $450,000 of additional Holdco Notes that mature on November 1, 2017. The $450,000 of additional Holdco Notes and the $550,000 of original Holdco Notes previously issued on October 17, 2012 have identical terms and are treated as a single class for all purposes under the indenture governing the Holdco Notes. The gross proceeds from the offering of the $450,000 of additional Holdco Notes was $460,125, inclusive of a $10,125 premium, which was used to pay transaction fees and expenses, including the consent fee, and a $445,537 dividend to Holdings' shareholders in December 2013.

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

        As described above, Holdings' ability to pay PIK Interest depends on the calculation of the Applicable Amount regardless of the availability of cash at Holdings. All interest payments made to date have been in cash. As of September 30, 2014, NBTY currently anticipates that it will have sufficient restricted payment capacity to enable Holdings to pay cash interest on the Holdco Notes for the current interest period; however, this may change as a result of a variety of factors. To the extent Holdings makes such interest payments in cash, NBTY will be required to provide the necessary funding.

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

        Our ability to make payments on and to refinance our indebtedness, including the Notes and Holdco Notes, will depend on our ability to generate cash in the future. We believe that our cash on hand, together with dividends from NBTY generated by NBTY's cash from operations and, if required, available borrowing capacity under the revolving portion of our senior secured credit facilities, will be sufficient for our cash requirements for the next twelve months.

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

        The computation of NBTY's senior secured leverage ratio is as follows:

		Fiscal 2014	Fiscal 2013	Fiscal 2012
Senior secured debt		$1,507,500	$1,507,500	$1,507,500
Less up to $150,000 unrestricted cash balance		(132,161)	(150,000)	(150,000)

	(a)	$1,375,339	$1,357,500	$1,357,500

Consolidated EBITDA (four consecutive quarters)	(b)	$486,538	$536,183	560,925

Senior Secured Leverage Ratio	(a/b)	2.83x	2.53x	2.42x
Maximum Allowed (per the senior secured credit facilities to the extent then applicable)		4.00x	4.25x	4.50x

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

        The following table reconciles net (loss) income to EBITDA and Consolidated EBITDA (as defined in our senior secured credit facilities) for the four consecutive quarters ended September 30, 2014, 2013 and 2012:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net income (loss)	$(44,152)	$129,480	$146,471
Interest expense	136,038	147,100	158,584
(Benefit) provision from income taxes on continuing operations	10,145	54,878	56,199
Depreciation and amortization	106,557	110,636	104,375

EBITDA	208,588	442,094	465,629
Severance costs(a)	7,078	22,235	3,206
Stock-based compensation(b)	4,088	1,982	2,680
Management fee(c)	3,000	3,000	3,000
Inventory fair value adjustment(d)	—	2,417	—
Consulting Fees(e)	23,586	26,826	15,570
Impairments and disposals(f)	214,683	2,195	32,565
Other items(g)	17,202	41,189	12,419
Proforma cost savings(h)	35,133	61,300	56,054
Limitation on certain EBITDA adjustments(i)	(26,820)	(67,089)	(30,198)

Consolidated EBITDA	$486,538	$536,149	$560,925

(a)
Reflects the exclusion of severance costs incurred at various subsidiaries of the Company. Included in fiscal 2013 are workforce reduction costs of $16,752, which relate to the facility restructuring.

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

(f)
Reflects the impairment of certain assets, including the impairment of $207, 334 relating to goodwill and intangible assets in our Direct Response / E-commerce and North American Retail segments in fiscal 2014 and $27,509 relating to the impairment and disposal of Julian Graves Limited in fiscal 2012.

(g)
Reflects the exclusion of various items, as permitted in NBTY's senior secured credit facilities, which among other items includes: restructuring charges, business optimization expenses, ineffectiveness on certain derivative instruments, gains and losses on dispositions and integration costs associated with acquisitions.

(h)
Reflects four consecutive quarters of prospective savings permitted in accordance with NBTY's senior secured credit facilities; specifically, the amount of cost savings expected to be realized from operating expense reductions and other operating improvements as a result of specified actions taken or initiated, less the amount of any actual cost savings realized during the period.

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

Contractual Obligations

        A summary of contractual cash obligations as of September 30, 2014 is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt, excluding interest(1)	$2,159,318	$261	$201	$2,158,682	$174
Interest(1)	396,725	114,171	224,030	58,521	3
Operating leases	685,252	116,215	199,593	149,643	219,801
Management fee	15,000	3,000	6,000	6,000	—
Purchase commitments	185,178	185,178	—	—	—
Employment and consulting agreements	7,292	1,750	2,975	2,567	—

Total contractual cash obligations	$3,448,765	$420,575	$432,799	$2,375,413	$219,978

(1)
Excludes the $1 billion of Holdco Notes and related interest at 7.75%, assuming cash interest.

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

        We conduct retail operations under operating leases, which generally have lease terms between 5 and 15 years, with the longest lease term expiring in 2034. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs. At September 30, 2014, we had $685,252 in future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year are noted in the above table.

        A management fee of $3,000 per year is paid to Carlyle. For the purposes of the above table, a term of five years was assumed. See Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Consulting Agreement—Carlyle.

        During fiscal 2014, no one supplier individually represented greater than 10% of our raw material purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial statements. We were committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements, with fixed price provisions as well as open capital commitments, primarily related to leasehold improvements, manufacturing equipment, computer hardware and software aggregating $185,178 at September 30, 2014. Generally, most of our purchase commitments are cancelable at our discretion until the order has been shipped, but require repayment of all expenses incurred through the date of cancellation.

        At September 30, 2014, we had a liability of $8,030 for unrecognized tax benefits, the recognition of which would have an effect of $5,961 on income tax expense and the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

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

Foreign Currency

        Approximately 35%, 32% and 31% of our net sales for fiscal 2014, 2013 and 2012, respectively, were denominated in currencies other than U.S. dollars, principally British pounds sterling and to a lesser extent euros, Canadian dollars and Chinese renminbi. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on us, as this would result in a decrease in our consolidated operating results.

        Our foreign subsidiaries accounted for the following percentages of assets and total liabilities as of September 30, 2014 and 2013:

	2014	2013
Total assets	27%	26%
Total liabilities	6%	3%

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. dollars. This process results in exchange rate gains and losses, which are included as a separate component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)."

        During fiscal 2014, 2013 and 2012, translation (losses)/gains of ($18,799), $605, and $16,740, respectively, were included in determining other comprehensive income (loss). Accordingly, cumulative translation losses of approximately ($28,481) and ($9,680) were included as part of accumulated other comprehensive income (loss) within the consolidated balance sheet at September 30, 2014 and 2013, respectively.

        The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies against the U.S. dollar. These currencies include the British pound sterling, the euro, the Canadian dollar and the Chinese renminbi. Any future translation gains or losses could be significantly different than those noted in each of these years.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are subject to currency fluctuations, primarily with respect to the British pound sterling, the euro, the Canadian dollar and the Chinese renminbi, and interest rate risks that arise from normal business operations. We regularly assess these risks.

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

        To manage the potential exposure from adverse changes in currency exchange rates, specifically the British pound sterling, arising from our net investment in British pound sterling denominated operations, on December 16, 2010, we entered into three cross currency swap contracts to hedge a portion of the net investment in our British pound sterling denominated foreign operations. The aggregate notional amount of the swap contracts is 194,200 British pounds sterling (approximately $300,000 U.S. dollars), with a forward rate of 1.56, and a termination date of September 30, 2017.

        Net sales denominated in foreign currencies were approximately $1,126,301, or 35% of total net sales, for fiscal 2014. A majority of our foreign currency exposure is denominated in the British pound sterling, euro, Canadian dollars and the Chinese renminbi. For fiscal 2014, as compared to the prior comparable period the following currencies fluctuated against the U.S. dollar as follows: the British pound sterling increased 5.9%; the euro increased 3.7%; the Canadian dollar decreased 6.9%; and the renminbi increased 1.9%. The combined effect of the changes in these currency rates resulted in an increase of $40,833 in net sales and an increase of $10,787 in operating income.

        We are exposed to changes in interest rates on our senior secured credit facilities. We are a party to three interest rate swap contracts that fix the LIBOR indexed interest rates on a portion of our senior secured credit facilities until the indicated expiration dates of these swap contracts. Each swap contract had an initial notional amount of $333,333 (for a total of one billion dollars), with a fixed interest rate of 1.92% for a four-year term. The notional amount of each swap decreased to $266,666 in December 2012, decreased to $166,666 in December 2013 and has a maturity date of December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior secured credit facilities are swapped for fixed interest payments.

        Assuming NBTY's senior secured credit facilities are fully drawn, each one eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on our senior secured credit facilities by approximately $1,978 per year.

Item 8.    Financial Statements and Supplemental Data

        See the "Index to Consolidated Financial Statements" included in this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer ("CFO"), we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act as of September 30, 2014, the end of the period covered by this Report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the three months ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, management assessed, as of September 30, 2014, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 ("COSO"). Based on our assessment using those criteria, management concluded that our internal control over financial reporting, as of September 30, 2014, was effective.

        The effectiveness of our internal control over financial reporting as of September 30, 2014 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The following table sets forth the names and ages of members of our Board of Directors (the "Board" or "Directors") and executive officers and the positions they held with us as of November 24, 2014, each of whom serves an indefinite term until his or her successor has been appointed and qualified.

Name	Age	Position
Sandra J. Horbach	54	Chairman of the Board
Susan Arnold	60	Director
David Bernauer	70	Director
Marco De Benedetti	52	Director
Robert Essner	67	Director
Allan Holt	62	Director
Elliot Wagner	38	Director
Steven Cahillane	49	Director, Chief Executive Officer and President
Dipak Golechha	40	Chief Financial Officer
Harvey Kamil	70	Vice Chairman
Joseph Looney	57	Chief Accounting Officer, Vice President—Finance
Christopher Brennan	43	Senior Vice President—General Counsel, Chief Compliance Officer and Corporate Secretary
James Flaherty	57	Senior Vice President—Marketing and Advertising
Karla Packer	55	Senior Vice President—Human Resources
Bernard O'Keefe	61	Chief Supply Chain Officer

Sandra J. Horbach

        Sandra J. Horbach has served as a member of our Board since October 2010 and Chairman of the Board since May 2011. She is a Managing Director of The Carlyle Group, where she focuses on U.S. buyout investment opportunities in the consumer and retail industries and serves as head of the Global Consumer and Retail team. She currently serves on the Board of Directors of Acosta, Inc., CVC Brasil Operadora e Agencia de Viagens S.A. and Vogue International. Ms. Horbach is a member of the Board of Trustees at Rockefeller University and the Investment Committee at Rockefeller University, is Chairman of the Stanford Business School Advisory Council, and serves on the Board of Trustees of The Chapin School in New York. Before joining Carlyle, Ms. Horbach spent 18 years at Forstmann Little, a private investment firm. She also spent two years in the mergers and acquisition department of Morgan Stanley. Ms. Horbach received her Master's in Business Administration from the Stanford University Graduate School of Business and her Bachelor of Arts from Wellesley College. This experience, in particular her extensive experience in the retail and consumer industries, and her experience on other boards, led to the conclusion that Ms. Horbach should serve as a Director.

Susan Arnold

        Susan Arnold has served as a member of our Board since November 2013. She is an Operating Executive at The Carlyle Group focused on global investment opportunities in the consumer and retail sectors. Prior to joining Carlyle, Ms. Arnold was an executive with Procter & Gamble for more than 29 years. Prior to retiring in 2009 as President of Procter & Gamble's Global Business Units, Ms. Arnold held various positions within the firm, including Vice Chair of Global Beauty and Health. She has been a director of McDonalds Corporation since 2008 and Director of The Walt Disney Company since 2007. This experience, including her prior executive and other leadership roles at a major consumer goods company, led to the conclusion that Ms. Arnold should serve as a Director.

David Bernauer

        David Bernauer has served as a member of our Board since February 2011. He is the retired Chairman and Chief Executive Officer of Walgreen Co. He previously served as Chairman of Walgreen from July 2006 until July 2007. From 2003 until July 2006, Mr. Bernauer served as Chairman and Chief Executive Officer of Walgreen. From 2002 to 2003, he served as President and Chief Executive Officer of Walgreen; from 1999 to 2002 as President and Chief Operating Officer of Walgreen; and he has served in various management positions, with increasing areas of responsibility at Walgreen since 1966. Currently, he also is a lead director of Lowe's Companies, Inc. Mr. Bernauer also served on the Board of Office Depot, Inc. from 2004 to April 2011. This experience, including his prior executive and other leadership roles at a major national retailer, led to the conclusion that Mr. Bernauer should serve as a Director.

Marco De Benedetti

        Marco De Benedetti has served as a member of our Board since October 2010. He is a Partner and Managing Director of The Carlyle Group and Co-Head of its Europe buyout team. He is based in Milan, Italy. Mr. De Benedetti serves on the Board of Directors of Cofide S.p.A (since 1994), CIR S.p.A. (since 2014), Moncler (since 2008), Commscope (since 2010), Twin-Set Simona Barbieri (since 2012), and Marelli Motori S.p.A. (since 2013), as well as Save the Children Italia. Before joining Carlyle, Mr. De Benedetti was the Chief Executive Officer of Telecom Italia. Mr. De Benedetti was the Chief Executive Officer of Telecom Italia Mobile from 1999 until its merger with Telecom Italia. Previously, Mr. De Benedetti was the Chairman of Infostrada, the main alternative fixed-line carrier for voice services and internet access in Italy, and Chief Executive Officer of Olivetti Telemedia, the telecommunications and multimedia business of the Olivetti Group. Between 1987 and 1989, Mr. De Benedetti worked for Wasserstein, Perrella & Co. in New York. In 1990, he joined the Olivetti Group as Assistant to the Chief Executive Officer of Olivetti Systems and Networks, and he was later appointed as Group Director of Marketing and Services. In 1992, he was appointed General Manager of Olivetti Portugal. Mr. De Benedetti received his Bachelor's degree in history and economics from Wesleyan University and his Masters in Business Administration from the Wharton School at the University of Pennsylvania. This experience, in particular his extensive executive and business management experience, led to the conclusion that Mr. De Benedetti should serve as a Director.

Robert Essner

        Robert Essner has served as a member of our Board since February 2011. He is an Operating Executive at The Carlyle Group focused on global investment opportunities in the healthcare sector. Mr. Essner was Chairman for Wyeth from 2003 until 2008 and Chief Executive Officer for Wyeth from 2001 until 2008. Mr. Essner worked for 32 years in the pharmaceutical industry and during that time served in many leadership roles, including Chairman of the Pharmaceutical Research and Manufacturers Association. Mr. Essner is currently a director of MassMutual Life Insurance Company, Pharmaceutical Product Development, LLC and Amicus Therapeutics, Inc. He currently serves as Chairman of the not-for-profit Children's Health Fund and as Trustee of Mote Marine Laboratories. Mr. Essner is Executive-in-Residence and Adjunct Professor at Columbia Business School, where he teaches courses in Healthcare Management. Mr. Essner received a Master's degree from the University of Chicago and a Bachelor's degree from Miami University. This experience, including his extensive background and experience in the pharmaceutical industry, led to the conclusion that Mr. Essner should serve as a Director.

Allan Holt

        Allan Holt has served as a member of our Board since October 2010. Mr. Holt, a Partner and Managing Director of The Carlyle Group, is currently a Co-head of its US Buyout group. Mr. Holt is a graduate of Rutgers University and received his Masters in Business Administration from the University of California, Berkeley. He serves on the boards of directors of Axalta Coating Systems, Booz Allen Hamilton Holding Corporation, Ortho Clinical Diagnostics and SS&C Technologies, Inc., and the boards of managers of HCR ManorCare, LLC and HCRMC Operations, LLC. He is also a member of the United States Holocaust Memorial Museum Council and serves on the board of advisors or directors of the non-profit DC Greens and The Hillside Foundation. Mr. Holt's prior board service includes the boards of directors of HD Supply, Inc. (June 2007 to April 2012), Sequa Corporation (July 2007 to February 2011) and Vought Aircraft Industries, Inc. (July 2000 to June 2010). This experience and his extensive knowledge of finance led to the conclusion that Mr. Holt should serve as a Director.

Elliot Wagner

        Elliot Wagner has served as a member of our Board since October 2010. He is a Managing Director of The Carlyle Group, where he focuses on U.S. buyout opportunities in the consumer and retail sector. From 2000 to 2008, Mr. Wagner was a member of Carlyle's Global Aerospace, Defense, and Government/Business Services team. Before joining Carlyle in 2000, Mr. Wagner was with Lehman Brothers Inc., focusing on mergers, acquisitions and financings for aerospace, defense, consumer and technology companies. Mr. Wagner received his Bachelor of Science degree from Cornell University, where he currently serves on the Advisory Council of the Dyson School of Applied Economics and Management. Mr. Wagner also currently serves on the Board of Directors for Acosta, Inc. Mr. Wagner was previously a member of the board of directors and audit committee of Sequa Corporation and Wesco Aircraft Hardware Corporation. This experience, in particular his experience with companies in the retail and consumer industries, led to the conclusion that Mr. Wagner should serve as a Director.

Steven Cahillane

        Steven Cahillane has served as a member of our Board and has been our Chief Executive Officer and President since September 8, 2014. Prior to joining our company, Mr. Cahillane served as Executive Vice President of The Coca Cola Company from February 2013 to February 2014 and President of Coca-Cola Americas from January 2013 to February 2014. Mr. Cahillane served as President of various Coca-Cola operating groups from 2007 to 2012. From 2003 until 2005, Mr. Cahillane served as the Chief Executive for Interbrew UK and Ireland, a division of InBev S.A and from 2005 to 2007 he served as the Chief Commercial Officer of InBev S.A. Mr. Cahillane received his bachelor's degree from Northwestern University and his Masters in Business Administration from Harvard University.

Dipak Golechha

        Dipak Golechha became our Chief Financial Officer on August 25, 2014. Prior to joining NBTY, he served as Chief Financial Officer of Chobani from January 2014 until June 2014. From 1995 to 2013, Mr. Golechha served in several leadership positions at Procter & Gamble, including Chief Financial Officer of the snacks global business unit from 2009 until 2012 and Chief Financial Officer of the feminine health & hygiene global business unit from 2012 to 2013. Mr. Golechha received both his bachelor's and master's degrees in economics from St. John's College, Cambridge University.

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

Director Independence and Selection

        Following the Merger, NBTY's equity securities are owned by Holdings; certain investment funds affiliated with Carlyle own substantially all the outstanding equity of Holdings. As of November 24, 2014, our Board of Directors consisted of Steven Cahillane and seven persons associated with and appointed by Carlyle. Our Board has not made a formal determination as to whether each director is "independent" because we have no equity securities listed for trading on a national securities exchange. Because of their relationships with Carlyle or with us, however, we do not believe that any of our directors would be considered independent under the NYSE's definition of independence.

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

        Executive Committee.    The Executive Committee is composed of Messrs. Cahillane and Wagner and Ms. Horbach. Its primary function is to act on behalf of the Board during intervals between regularly scheduled meetings of the Board. The Executive Committee may exercise all powers of the Board, except as otherwise provided by law and our by-laws. The Board reviews all actions taken by the Executive Committee between Board meetings at the following Board meeting.

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

Item 11.    Executive Compensation

Compensation Discussion and Analysis

        This Compensation Discussion and Analysis (this "CD&A") describes the principles underlying our compensation policy for fiscal 2014 with respect to the individuals listed below and in the "2014 Summary Compensation Table", whom we call our "named executive officers".

      Steven Cahillane, Chief Executive Officer and President (effective September 8, 2014)
      Dipak Golechha, Chief Financial Officer (effective August 25, 2014)
      Jeffrey Nagel, former Chief Executive Officer (resigned, effective September 8, 2014)
      Michael Collins, former Chief Financial Officer (resigned, effective September 5, 2014)
      Harvey Kamil, Vice Chairman
      Glenn Schneider, President—Global Wholesale (resigned, effective October 31, 2014)
      Bernard O'Keefe, Chief Supply Chain Officer

Overview; Compensation Philosophy and Objectives

        During fiscal 2014, the boards of directors of NBTY and Holdings, and the compensation committees of NBTY and Holdings, each comprised of the same individuals (collectively, the "Compensation Committee" or the "Committee"), oversaw our executive compensation program. The Committee designed an executive compensation program to achieve the following goals:

  •
  Attract and retain talented professionals by providing competitive compensation levels;

  •
  Align the interests of our executive officers with those of our primary stockholder through equity-based awards with long-term value; and

  •
  Reward our executives for their contributions to our overall performance as well as for their individual performance.

        The ratio of short-term compensation to long-term compensation for each executive varies depending upon the roles and responsibilities of the executive, with generally higher proportions of long-term compensation for more senior executives.

        The Compensation Committee seeks to encourage our executives to maximize their performance to achieve our strategy and goals. As part of its compensation assessment, the Compensation Committee considers many factors to understand the compensation landscape among similarly-sized companies. Although the Compensation Committee does not target specific compensation levels based upon an established group, the Compensation Committee uses external data to inform the decision-making process.

Executive Compensation Determinations for Fiscal 2014

        During fiscal 2014, total compensation for some or all of our named executive officers consisted of the following components, each discussed in more detail below:

  •
  base salary,

  •
  annual cash bonuses,

  •
  long-term incentive (equity) compensation,

  •
  retirement plans, and

  •
  perquisites.

Role of CEO in Compensation Determinations

        Our Compensation Committee determines the nature and amount of all compensation for our executive officers. Our Chief Executive Officer (or "CEO") typically provides recommendations to our Compensation Committee with respect to all elements of compensation for the named executed officers, except himself, and for the other executives that report to him. Our CEO attends Compensation Committee meetings, except those that address his own compensation. Historically, the Compensation Committee has given substantial weight to our CEO's recommendations, insights and observations. However, the Compensation Committee may modify or reject any of our CEO's recommendations.

An Overview

        The Compensation Committee's approach to compensation is consistent with that at other Carlyle portfolio companies, but takes into account factors particular to our company to establish compensation levels appropriate to each executive's skills, experience and potential value to our company.

        Discussed below is how the Compensation Committee determined the amount and type of compensation best suited to our goals and how the Compensation Committee believes these decisions reflect our compensation philosophy. The Compensation Committee seeks to establish competitive levels of compensation, align executive interests with those of our primary stockholder and closely link compensation to both short-term and long-term company and individual performance.

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

        Company Performance.    In evaluating performance, the Compensation Committee considered our overall financial and operating performance during the period, as well as our achievement of strategic and tactical goals. In fiscal 2014, the Committee principally assessed company performance based on earnings before interest, tax, depreciation and amortization, or "EBITDA", adjusted for non-recurring and extraordinary items ("Adjusted EBITDA"). The Compensation Committee believes that Adjusted EBITDA is a useful performance metric for a portfolio company, and correlates closely with financial success and growth in equity value.

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

Base Salary

        We consider base salary adjustments, if any, annually, and we determine these adjustments based upon individual performance, assumption of new responsibilities, employee retention efforts, our annual salary budget guidelines, and other factors that the Compensation Committee considers relevant, such as compensation packages that competitively-sized (based on revenue) companies offer their executives. Larger annual increases may be made to higher performers and key contributors, if the overall increases are within our budgeted guidelines. We believe we must offer competitive base salaries to attract and retain high-quality executives who provide our primary stockholder and other stakeholders with increased value. Base salaries provide executives with a fixed level of income security, offering stability and predictability. Our executives understand that our entrepreneurial atmosphere and need for performance accountability place their employment, and not their income alone, at risk. The actual base salaries paid to all of our named executive officers during fiscal 2014 are set forth in the "Summary Compensation Table" below.

        The Compensation Committee determined that the level of base salaries was appropriate for the named executive officers and there were no base salary increases for our named executive officers in fiscal 2014. Messrs. Cahillane and Golechha joined our company in 2014 and their initial base salaries were determined as a result of arms-length negotiations.

Incentive Compensation; Annual Cash Bonuses

        We believe that annual cash bonuses reward our executives on a short-term basis for their individual performance and contributions to our overall performance and motivate them to advance our goals on a year-over-year basis. Our employment agreements with Messrs. Nagel, Collins, Schneider and O'Keefe provide for a targeted annual cash bonus of 100%, 75%, 75% and 65% of annual base salary, respectively. Historically, Mr. Kamil has been provided a targeted annual cash bonus of 75% of annual base salary, subject to upward or downward adjustment at the discretion of the Compensation Committee. Because Messrs. Cahillane and Golechha joined our company towards the end of fiscal 2014, their employment agreements provide for a targeted annual cash bonus of 100% and 75% of annual base salary, respectively, effective beginning in fiscal 2015. In each case, the Compensation Committee may adjust the cash bonus amount to reflect the executive's performance.

        Under the terms of the annual bonus plan, results of at least 94.8% of the Adjusted EBITDA performance target must be achieved in order for executives to earn 50.0% of their targeted award. Achievement of 100% of the Adjusted EBITDA performance target results in an award of 100% of the targeted award. Achievement of at least 110.5% of the Adjusted EBITDA performance target results in an award of 200% of the targeted award. Performance for levels achieved between threshold, target and maximum are linearly interpolated. Once the achievement of the Adjusted EBITDA performance target has been determined, the Compensation Committee makes a subjective assessment of personal performance for each officer, and may adjust the award upward or downward based upon that assessment. In addition, incentive amounts paid under the performance-based programs may be adjusted by the Compensation Committee to account for extraordinary transactions.

        For fiscal 2014, we achieved $478 million, or 80.9%, of the Adjusted EBITDA performance target of $591 million. Accordingly, before factoring in the achievement of personal objectives, the executive officers did not achieve any percentage of the target award.

        Based on the criteria discussed above, Messrs. Nagel, Collins, Kamil, Schneider and O'Keefe were not awarded cash bonuses for fiscal 2014. Messrs. Cahillane and Golechha are not permitted to participate in the annual bonus plan until fiscal 2015.

Incentive Compensation; Long-Term Compensation

        In 2011, we implemented an equity compensation program to provide our management team an opportunity to develop an ownership stake in Holdings. Because we are now owned by a private equity investor, the Compensation Committee has concluded that equity awards generally will be granted based on target levels covering a multi-year period, without an expectation that an executive will receive successive annual grants. This approach more closely aligns the interests of the executive with the long-term investment horizon of our primary stockholder.

        The Compensation Committee reserves the right to grant equity awards from time-to-time, in its discretion, to maintain the competitiveness of our compensation program and to provide incentives to high performance and long-term service by our executives. The Compensation Committee did not make any grants to named executive officers in fiscal 2014. Equity awards to Messrs. Nagel, Collins, Kamil and Schneider were granted in fiscal 2011. Mr. O'Keefe was granted an initial award upon his joining our company in September 2012. The time-based portion of these awards typically vests in equal increments over five years, subject to continued employment, whereas the performance-based portion vests only upon the occurrence of a liquidity event and pre-determined performance criteria, also typically subject to continued employment.

Retirement Plans

        During fiscal 2014, our executive officers (including our named executive officers) participated in the same retirement plans on the same terms as provided to most of our associates. The plan is known as The NBTY Retirement Plan (the "Plan") and consists of both a 401(k) and a profit sharing component. During fiscal 2014, we made a profit sharing contribution of $3,722,743 for the 2013 plan year, which was allocated to eligible participants based upon their relative eligible compensation. We do not intend to make a contribution to the Plan for the 2014 plan year due to the company's performance. The profit-sharing and 401(k) matching contributions are subject to certain limits under the Internal Revenue Code and represent relatively small components of an executive's compensation. Profit-sharing contributions, if any, will be allocated among participants who completed at least 1,000 hours of service in the plan year and who were employed on the last day of the plan year, based upon their relative compensation for the year. Under the terms of the Plan, we provide a matching contribution of up to 4% of the eligible compensation of each participant who has met the eligibility requirements and defers salary into the Plan.

Perquisites

        During fiscal 2014, we provided a limited number of perquisites to our named executive officers. One such perquisite is a life insurance arrangement under which Mr. Kamil is entitled to payments upon retirement, on or after age 65, or death. See the narrative disclosure under the "Nonqualified Deferred Compensation," table below. The Compensation Committee believes that this cash value insurance program, which is similar to a defined contribution arrangement, provides an element of retirement income at reasonable annual cost to us. The cost of the fiscal 2014 company-paid premiums is reflected as compensation to Mr. Kamil in the "All Other Compensation" column of the Summary Compensation Table.

        Each of our named executive officers is also entitled to either a company-paid automobile lease or an automobile allowance, with the exception of Messrs. Cahillane and Golechha. In fiscal 2014, we reimbursed Mr. O'Keefe for housing expenses and Mr. Golechha for certain moving and temporary housing expenses, which are fully taxable to the executive. In addition, Mr. Cahillane will have use of the corporate jet to commute from Atlanta, Georgia to Ronkonkoma, New York, up to $200,000 per calendar year. Mr. Cahillane is also entitled to the reimbursement of up to $20,000 in legal fees incurred in connection with the negotiation of his employment agreement. We do not consider perquisites to be a principal component of our executives' compensation and we believe that these benefits are reasonable and competitive with benefits and perquisites provided to executive officers of similarly-sized companies.

Other Benefits

        We also offer certain benefits to substantially all employees, including our named executive officers. These include health and welfare benefits, disability and life insurance, education and tuition reimbursement and an employee assistance program.

Severance and Change in Control Benefits

        As more fully described below in the sections entitled "Employment Agreements" and "Potential Payments upon Termination or Change in Control", in fiscal 2014 Messrs. Cahillane, Golechha, Nagel, Collins, Schneider, and O'Keefe were parties to employment agreements that each provide for certain payments and benefits upon a qualifying termination of employment, including salary continuation and a pro-rated bonus for the fiscal year of termination. In addition, our named executive officers may be eligible to receive acceleration of certain unvested equity awards in connection with a qualifying termination of employment or qualifying corporate event involving our company.

        We believe that such severance and change in control benefits are reasonable and competitive with such benefits provided to executive officers of similarly-sized companies and are necessary to sustain a fully competitive executive compensation program.

Employment Agreements

Employment Agreement with Steven Cahillane

        NBTY and Holdings entered into an employment agreement, dated August 18, 2014, with Steven Cahillane under which Mr. Cahillane serves as Chief Executive Officer and President of Holdings and NBTY, as well as a member of the board of directors of each of Holdings and NBTY, effective September 8, 2014. The agreement has an initial five-year term, beginning on September 8, 2014, and provides for successive one-year renewals at the expiration of each term, unless prior written notice of non-renewal by any party is provided 60 days in advance. Under the employment agreement, Mr. Cahillane's initial annual base salary is $850,000. His base salary may be increased but not decreased upon periodic review by the Compensation Committee. Beginning with the fiscal year ending September 30, 2015, Mr. Cahillane will be eligible to receive an annual performance-based bonus targeted at 100% of his annual base salary (i.e., $850,000), subject to adjustments between the range of 50% and 200% of such target for under- or over-performance, as determined by the Compensation Committee. In addition, pursuant to his employment agreement, Mr. Cahillane will be entitled to receive a stock option award to purchase 50,000 shares of common stock of Holdings at an exercise price equal to the stock's fair market value on the grant date, which grant will be subject to certain vesting provisions. Mr. Cahillane is also entitled to the reimbursement of up to $20,000 in legal fees and expenses incurred in connection with the negotiation of his employment agreement, and reimbursement of reasonable moving expenses incurred in connection with his relocation to Long Island, New York.

        The employment agreement provides that if Mr. Cahillane's employment is terminated by us without "cause" or by Mr. Cahillane for "good reason" (each, as defined in his employment agreement), due to non-extension of the term by NBTY and Holdings, or due to death or disability, then, subject to his (or, in the event of his death or disability, his eligible representative's) timely execution and non-revocation of a release, he will be entitled to receive an amount equal to his annual base salary, payable over the one-year period following his employment termination, and a pro-rata bonus for the fiscal year in which the termination occurs if his employment termination occurs after April 1st of the applicable fiscal year. The employment agreement contains customary confidentiality provisions, and non-solicitation and non-competition terms applicable to Mr. Cahillane that survive for a period of one year following the termination of his employment with NBTY and Holdings.

Employment Agreement with Jeffrey Nagel

        Effective December 6, 2010, NBTY and Holdings entered into an employment agreement with Jeffrey Nagel under which Mr. Nagel was appointed as CEO of Holdings and NBTY, as well as a member of the board of directors of each of Holdings and NBTY. Under the employment agreement, Mr. Nagel's initial annual base salary was $750,000 and he was is eligible to receive a performance-based bonus under NBTY's annual bonus program targeted at 100% of annual base salary, subject to adjustments between the range of 50% and 200% of such target for under or over performance, as determined by the Compensation Committee. Effective September 8, 2014, Mr. Nagel resigned from his position as CEO and member of the boards of directors and executive committees of NBTY and Holdings. In connection with his resignation, Mr. Nagel is eligible to receive the following payments: (i) an amount equal to two times his annual base salary, payable over the two-year period following his employment termination and (ii) a pro rata bonus, based on actual fiscal results, for fiscal 2014 (though no fiscal 2014 bonus is due to Mr. Nagel due to financial underperformance). The employment agreement contained customary confidentiality provisions, and non-solicitation and non-competition terms applicable to Mr. Nagel that survive for a period of two years following the termination of his employment with NBTY and Holdings.

Employment Agreement with Dipak Golechha

        NBTY and Holdings entered into an employment agreement, dated August 14, 2014, with Dipak Golechha under which Mr. Golechha serves as Senior Vice President and Chief Financial Officer of Holdings and NBTY. The agreement has an initial five-year term, beginning on August 25, 2014, and provides for successive one-year renewals at the expiration of each term, unless prior written notice of non-renewal by any party is provided 60 days in advance. Under the employment agreement, Mr. Golechha's initial annual base salary is $550,000. His base salary may be increased but not decreased upon periodic review by the Compensation Committee. Beginning with the fiscal year ending September 30, 2015, Mr. Golechha will be eligible to receive an annual performance-based bonus targeted at 75% of his annual base salary (i.e., $412,500), subject to adjustments between the range of 50% and 200% of such target for under- or over-performance, as determined by the Compensation Committee. In addition, pursuant to his employment agreement, Mr. Golechha will be entitled to receive a stock option award to purchase 10,000 shares of common stock of Holdings at an exercise price equal to the stock's fair market value on the grant date, which grant shall be subject to certain vesting provisions. Mr. Golechha is also entitled to the reimbursement of reasonable moving expenses incurred in connection with his relocation to Long Island, New York.

        The employment agreement provides that if Mr. Golechha's employment is terminated by us without "cause" or by Mr. Golechha with "good reason" (each, as defined in his employment agreement), or due to non-extension of the term by NBTY and Holdings, then, subject to his timely execution and non-revocation of a release, he will be entitled to receive an amount equal to his annual base salary, payable over the one-year period following his employment termination, and a pro-rata bonus for the fiscal year in which the termination occurs if his employment termination occurs after April 1st of the applicable fiscal year. The employment agreement contains customary confidentiality provisions, and non-solicitation and non-competition terms applicable to Mr. Golechha that survive for a period of one year following the termination of his employment with NBTY and Holdings.

Employment Agreement with Michael Collins

        NBTY and Holdings entered into an employment agreement, dated May 24, 2011, with Mr. Collins under which Mr. Collins served as Chief Financial Officer of Holdings and NBTY, beginning June 13, 2011. Under the employment agreement, Mr. Collins's initial annual base salary was $600,000 and he was eligible to receive a performance-based bonus under NBTY's annual bonus program targeted at 75% of annual base salary, subject to adjustments between the range of 50% and 200% of such target for under or over performance, as determined by the Compensation Committee. Effective September 5, 2014, Mr. Collins resigned from his position as Chief Financial Officer of NBTY and Holdings. In connection with his resignation, Mr. Collins is eligible to receive the following payments: (i) an amount equal to his annual base salary, payable over the one-year period following his employment termination, and (ii) a pro-rata bonus for fiscal 2014 (though no fiscal 2014 bonus is due to Mr. Collins due to financial underperformance). The employment agreement contained customary confidentiality provisions, and non-solicitation and non-competition terms applicable to Mr. Collins that survive for a period of one year following the termination of his employment with NBTY and Holdings.

Harvey Kamil Agreement

        Under a letter agreement dated May 18, 2011, which amended an employment agreement that we and Mr. Kamil entered into in 2008 (the "2008 Agreement"), Mr. Kamil agreed to serve as our Vice Chairman. As Vice Chairman, Mr. Kamil provides services on an as-needed basis and is entitled to receive annual compensation at an annual rate of total compensation of $624,600. The amendment also provides that the provisions of the 2008 Agreement that were intended to survive the termination of the 2008 Agreement will continue to survive according to their terms, including the non-competition and non-solicitation of business provisions that continue for one-year beyond the termination of

Mr. Kamil's employment, and non-solicitation of employees provision that continues for two-years beyond the termination of Mr. Kamil's employment. Mr. Kamil is not entitled to severance benefits under the letter agreement.

Employment Agreement with Bernard O'Keefe

        NBTY and Holdings entered into an employment agreement, dated August 14, 2012, with Bernard O'Keefe under which Mr. O'Keefe serves as Chief Supply Chain Officer of Holdings and NBTY. The agreement has an initial five-year term and provides for successive one-year renewals at the expiration of each term, unless prior written notice of non-renewal by any party is provided 60 days in advance. Under the employment agreement, Mr. O'Keefe's initial annual base salary is $480,000. His base salary may be increased but not decreased upon periodic review by the Compensation Committee. Mr. O'Keefe also is eligible to receive a performance-based bonus targeted at 65% of annual base salary, subject to adjustments between the range of 50% and 200% of such target for under or over performance, as determined by the Compensation Committee. In addition, under the employment agreement, to maintain a local residence, Mr. O'Keefe is entitled to the reimbursement of up to $3,000 in rent plus utilities each month for the duration of his agreement.

        The employment agreement provides that if Mr. O'Keefe's employment is terminated by us without "cause" or by Mr. O'Keefe with "good reason" (each, as defined in his employment agreement), or due to non-extension of the term by NBTY and Holdings, then, subject to his timely execution and non-revocation of a release, he will be entitled to receive an amount equal to his annual base salary, payable over the one-year period following his employment termination, and a pro-rata bonus for the fiscal year in which the termination occurs if his employment termination occurs after April 1st of the applicable fiscal year. The employment agreement contains customary confidentiality provisions, and non-solicitation and non-competition terms applicable to Mr. O'Keefe that survive for a period of 18 months following the termination of his employment with NBTY and Holdings.

Employment Agreement with Glenn Schneider

        NBTY and Holdings entered into an employment agreement, dated August 6, 2012, with Glenn Schneider under which Mr. Schneider serves as President, Global Wholesale of Holdings and NBTY. Under the employment agreement, Mr. Schneider's initial annual base salary was $525,000. Mr. Schneider also is eligible to receive a performance-based bonus targeted at 75% of annual base salary, subject to adjustments between the range of 50% and 200% of such target for under or over performance, as determined by the Compensation Committee. No fiscal 2014 bonus is due to Mr. Schneider as a result of financial underperformance.

        Effective October 31, 2014, Mr. Schneider resigned from his position as President Global Wholesale of NBTY and Holdings. The employment agreement provided that in connection with his resignation Mr. Schneider was entitled to receive an amount equal to his annual base salary, payable over the one-year period following his employment termination, and a pro-rata bonus for the fiscal year in which the termination occurred if his employment termination occurred after April 1st of the applicable fiscal year. The employment agreement contained customary confidentiality provisions, and non-solicitation and non-competition terms applicable to Mr. Schneider that survive for a period of one year following the termination of his employment with NBTY and Holdings.

        NBTY and Holdings entered into an agreement, dated November 19, 2014, with Mr. Schneider pursuant to which he will provide certain consulting services to NBTY for one year. Under the agreement, Mr. Schneider shall receive aggregate fees of $525,000 for his services. In addition, during the term of the agreement, Mr. Schneider's time-based options shall continue to vest in accordance with the schedule set forth in his stock-option grant. Mr. Schneider agreed to be subject to non-solicitation and non-competition obligations that survive until October 31, 2016 or a liquidation event occurs. NBTY, Holdings and Mr. Schneider separately agreed that any severance payments payable under Mr. Schneider's employment agreement shall be postponed until after the expiration of the consulting agreement.

        For a discussion of amounts payable to each of our named executive officers if his or her employment were terminated, or if a change in control occurred, as of the end of our most recent fiscal year, see "Potential Payments upon Termination or Change in Control" below.

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

Section 280G of the Internal Revenue Code

        Section 280G of the Internal Revenue Code, or Section 280G, disallows a tax deduction with respect to excess parachute payments to certain executives of companies which undergo a change in control. In addition, Section 4999 of the Internal Revenue Code, or Section 4999, imposes a 20% penalty on the individual receiving the excess payment.

        Parachute payments are compensation that is linked to or triggered by a change in control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans including stock options and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G based on the executive's prior compensation. In approving the compensation arrangements for our named executive officers in the future, the Committee will consider all elements of the cost to us of providing such compensation, including the potential impact of Section 280G. However, the Committee may, in its judgment, authorize compensation arrangements that could give rise to loss of deductibility under Section 280G and the imposition of excise taxes under Section 4999 when it believes that such arrangements are appropriate to attract and retain executive talent.

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

By the Company's Compensation Committee /s/ Sandra Horbach /s/ Marco DeBenedetti

Compensation Committee Interlocks and Insider Participation

        As of September 30, 2014, the Compensation Committee consisted of Sandra Horbach and Marco DeBenedetti. No member of the Compensation Committee had a relationship during fiscal 2014 requiring disclosure under Item 404 of Regulation S-K.

        During fiscal 2014, none of our executive officers served as a member of the board or compensation committee of any other company that has one or more executive officers serving as a member of our Board or Compensation Committee.

2014 Summary Compensation Table

        The following table sets forth information concerning total compensation earned by or paid to our named executive officers for service in fiscal 2014, 2013 and 2012. Mr. O'Keefe's total compensation is only shown for fiscal 2014 and 2013 because fiscal 2013 was the year in which he was first deemed a named executive officer of our company.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Steven Cahillane	2014	32,692	—	—	—	—	26,407	59,099
Chief Executive Officer
Dipak Golechha	2014	42,308	—	—	—	—	70,568	112,876
Chief Financial Officer
Jeffrey Nagel	2014	724,039	—	—	—		1,530,511	2,254,550
Former Chief Executive Officer	2013	750,000	—	—	—	375,000	28,823	1,153,823
	2012	750,000	—	—	—	600,000	27,523	1,377,523
Michael Collins	2014	576,923	—	—	—		626,669	1,203,592
Former Chief Financial Officer	2013	600,000	—	—	—	225,000	27,188	852,188
	2012	600,000	—	—	—	360,000	99,145	1,059,145
Harvey Kamil	2014	624,600	—	—	—	—	39,691	664,291
Vice Chairman	2013	624,600	—	—	—	234,225	35,405	894,230
	2012	624,600	—	—	—	375,000	37,325	1,036,925
Glenn Schneider	2014	525,000	—	—	—	—	29,870	554,870
President Global Wholesale	2013	525,000	—	—	—	354,375	27,188	906,563
	2012	525,000	—	—	—	325,000	24,181	874,181
Bernard O'Keefe	2014	480,000	—	—	—	—	71,010	551,010
Chief Supply Chain Officer	2013	480,000	—	—	—	234,000	48,642	762,642

(1)
For Messrs. Cahillane, Golechha, Nagel and Collins, amounts represent the executive's base salary for the partial-year of service with us in 2014.

(2)
Amounts reflected in table under "All Other Compensation" for fiscal 2014 consist of the following:

Name	Severance ($)	Company Airplane ($)(a)	Company Automobile ($)	Company Contributions to Defined Contribution Plans ($)	Moving & Temporary Housing ($)(b)	Life Insurance Premiums ($)	Legal Fees ($)	Total ($)
Steven Cahillane	—	6,832	—			—	19,575	26,407
Dipak Golechha	—	—	—		70,568	—	—	70,568
Jeffrey Nagel	1,500,000	—	16,242	14,269	—	—	—	1,530,511
Michael Collins	600,000	—	15,000	11,669	—	—	—	626,669
Harvey Kamil	—	—	11,452	13,076	—	15,163	—	39,691
Glenn Schneider	—	—	15,600	14,270	—	—	—	29,870
Bernard O'Keefe	—	—	11,334	23,676	36,000	—	—	71,010

(a)
In fiscal 2014, Mr. Cahillane did not use the company's airplane; instead, the amount reflects the incremental cost to the company associated with Mr. Cahillane's personal use of company-paid private charter aircraft.

(b)
In fiscal 2014, Mr. Golechha was reimbursed $70,568 for relocation. Mr. O'Keefe is reimbursed up to $3,000 per month plus utilities to maintain a local residence, which, in fiscal 2014, was $36,000.

Grants of Plan-Based Awards in 2014

        The following table sets forth information regarding grants of plan-based awards made to our named executive officers during fiscal 2014. Messrs. Cahillane and Golechha were not granted any plan-based awards in fiscal 2014.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold ($)	Target ($)	Maximum ($)
Steven Cahillane	—	—	—
Dipak Golechha	—	—	—
Jeffrey Nagel	375,000	750,000	1,500,000
Michael Collins	225,000	450,000	900,000
Harvey Kamil	234,225	468,450	936,900
Glenn Schneider	196,875	393,750	787,500
Bernard O'Keefe	156,000	312,000	624,000

2014 Outstanding Equity Awards at Fiscal Year-End

        The following table shows the outstanding equity-based awards relating to the common stock of Holdings that were held by our named executive officers as of September 30, 2014. Messrs. Cahillane and Golechha did not hold any outstanding equity-based awards as of September 30, 2014.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date
Steven Cahillane	—	—	—	—	—
Dipak Golechha	—	—	—	—	—
Jeffrey Nagel(3)	18,567	—	—	123.59	3/4/2015
Michael Collins(3)	3,600	—	—	123.59	12/4/2014
Harvey Kamil	240	160	400	123.59	5/13/2021
Glenn Schneider	2,475	1,650	4,125	123.59	5/13/2021
Bernard O'Keefe	1,000	1,500	2,500	298.59	9/24/2022

(1)
The grants vest in five equal increments on each of September 4, 2012 (for Mr. O'Keefe) and January 1, 2011 (for Messrs. Kamil and Schneider).

(2)
The grants vest upon achievement of a certain performance condition and a market condition relating to the achievement of a minimum investor rate of return.

(3)
Due to their respective resignations, Messrs. Nagel and Collins forfeited their unexercisable and unearned stock options.

Nonqualified Deferred Compensation

        The following table shows the non-qualified deferred compensation benefits for Mr. Kamil for fiscal 2014. Our other named executive officers do not participate in a non-qualified deferred compensation plan.

Name	Registrant Contributions in Last FY(1) ($)	Aggregate Earnings in Last FY(2) ($)	Aggregate Balance at Last FYE(3) ($)
Harvey Kamil	15,163	46,444	309,711

(1)
Represents the amounts credited in fiscal 2014 as company contributions. These amounts are also reported in the "2014 Summary Compensation Table" in the "All Other Compensation" column.

(2)
Represents the net amounts credited to Mr. Kamil's account as a result of the performance of the investment vehicles in which his account was deemed invested, as well as a 4% annual interest rate. These amounts do not represent above-market earnings, and thus are not reported in the "2014 Summary Compensation Table."

(3)
Represents the amount of Mr. Kamil's account balance at the end of fiscal 2014, $46,444 of which was previously reported as compensation for Mr. Kamil in the "2014 Summary Compensation Table."

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

        If Mr. Kamil's employment with us is terminated involuntarily due to a permanent disability (as defined in the relevant deferred compensation life insurance agreement) before his voluntary retirement from us, Mr. Kamil will receive a lump sum payment equal to the cash surrender value of the insurance policy unless he elects that we transfer the policy to him, and such payment or transfer will fully discharge all our obligations under the deferred compensation agreement.

        Mr. Kamil will not be entitled to any benefits under the deferred compensation agreement if his employment with us is terminated under circumstances other than as described above.

Potential Payments upon Termination or Change in Control

        Our named executive officers are entitled to certain payments and benefits upon a qualifying termination of employment or a change in control. The following discussion describes the payments and benefits to which our named executive officers (other than Messrs. Nagel and Collins) would have become entitled upon a qualifying termination of employment or a change in control occurring on September 30, 2014. Because Messrs. Nagel and Collins resigned in fiscal 2014, the following discussion describes the payments and benefits they actually received in connection with their resignations.

        As described above, Messrs. Cahillane, Golechha, Schneider and O'Keefe each would receive an amount equal to their respective annual base salaries, payable over the one-year period following the date of termination. In addition, each would receive a pro-rata bonus with respect to the fiscal year in which the employment termination occurs (if the termination occurs on or after April 1).

        In addition, Messrs. Schneider and O'Keefe may be entitled to accelerated vesting of their Holdings stock options in the event of a qualifying termination of employment or certain change in control transactions. Our named executive officers have stock option agreements under which vesting will accelerate under certain scenarios. Any and all time-based vesting options will become fully vested at the effective time of a "liquidity event," as defined in the option agreement. In the event of a "change in control" (as defined in the option agreement) that is not also a liquidity event, any and all time-based vesting options will become fully vested if the executive is terminated without cause or the executive resigns with good reason, in either case, within the 12 month period following the change in control, provided certain other conditions are met. The portion of each option grant that is subject to performance-based conditions vests, in whole or in part, as of the effective date of the first liquidity event based upon the achievement of pre-determined internal rate of return targets, as long as the named executive officer remains continuously in service through the effective date of such liquidity event. Based on the most recent valuation, as of September 30, 2014, the value of the common stock underlying the options was $473 per share.

        As described above, in connection with their resignations, Messrs. Nagel and Collins are eligible to receive the following payments: (i) an amount equal to the executive's annual base salary (2x, for Mr. Nagel), payable over the one-year period (two-year period, for Mr. Nagel) following his employment termination, and (ii) a pro-rata bonus for fiscal 2014. Based on the company's performance, Messrs. Nagel and Collins will not receive a pro-rata bonus for fiscal 2014.

        Under the terms of a December 6, 2010 stock option grant to Mr. Nagel relating to Holdings common stock, 24,734 options were subject to time-based vesting provisions and 24,734 options were subject to performance-based vesting provisions. The options subject to time-based vesting provisions were scheduled to vest in five equal increments on each of the first five anniversaries of December 6, 2010. Upon Mr. Nagel's resignation on September 8, 2014, 60% of the options, or 14,840 options, had vested. In connection with his resignation, a pro rata portion of the unvested options subject to time-based vesting provisions that would otherwise have vested on December 6, 2014 vested, as specified in Mr. Nagel's employment agreement, increasing the total number of Mr. Nagel's vested options to 18,567. The vesting of Mr. Nagel's performance-based options were not accelerated upon his termination and were therefore forfeited.

        Under the terms of a June 13, 2011 stock option grant to Mr. Collins relating to Holdings common stock, 6,000 options were subject to time-based vesting provisions and 6,000 options were subject to performance-based vesting provisions. The options subject to time-based vesting provisions were scheduled to vest in five equal increments on each of the first five anniversaries of June 13, 2011. Upon Mr. Collins's resignation on September 5, 2014, 60% of the options, or 3,600 options, had vested. The vesting of Mr. Collins's performance-based options were not accelerated upon his termination and were therefore forfeited.

        Please refer to the narrative under the "Nonqualified Deferred Compensation" table above for a description of payments that may be made to Mr. Kamil in the event of the termination of his employment due to death or disability under his deferred compensation life insurance agreement.

  Summary of Potential Payments

        The following table summarizes the payments that would be made to Messrs. Cahillane, Golechha, Schneider and O'Keefe upon the occurrence of a qualifying termination of employment, change in control or liquidity event, assuming that each named executive officer's termination of employment with our company occurred on September 30, 2014 or a change in control of our company or liquidity event occurred on September 30, 2014, as applicable. Because Messrs. Nagel and Collins resigned in fiscal 2014, the following table summarizes the payments and benefits they actually received in connection with their resignations. Amounts shown do not include (i) accrued but unpaid salary through the date of termination, and (ii) other benefits earned or accrued by the named executive officer during his employment that are available to all employees, such as accrued vacation.

Name	Qualifying Termination (no Change in Control or Liquidity Event)(1) ($)		Death or Disability ($)		Qualifying Termination in connection with Change in Control ($)		Liquidity Event ($)
Steven Cahillane
Cash Severance	850,000	(2)	850,000	(2)	850,000	(2)	—
Total	850,000		850,000		850,000		—

Dipak Golechha
Cash Severance	550,000	(2)	—		550,000	(2)	—
Total	550,000		—		550,000		—

Jeffrey Nagel			—		—		—
Cash Severance	1,500,000		—		—		—
Acceleration of Equity Awards	1,302,000		—		—		—

Total	2,802,000		—		—		—

Michael Collins			—		—		—
Cash Severance	600,000		—		—		—
Acceleration of Equity Awards	—		—		—		—

Total	600,000		—		—		—

Harvey Kamil
Cash Severance	—		—		—		—
Life Insurance	263,267		263,267		—		—
Acceleration of Equity Awards(3)	—		—		56,000		56,000

Total	263,267		263,267		56,000		56,000
Glenn Schneider(4)
Cash Severance	525,000	(2)	—		525,000	(2)	—
Acceleration of Equity Awards(3)	—		—		577,000		577,000

Total	525,000		—		1,102,000		450,450

Bernard O'Keefe
Cash Severance	480,000	(2)	—		480,000	(2)	—
Acceleration of Equity Awards(3)	—		—		262,000		262,000

Total	480,000		—		742,000		262,000

(1)
With respect to Messrs. Cahillane, Golechha, Schneider and O'Keefe, a qualifying termination includes a termination of employment by us without cause, by the executive for good reason or in connection with our non-extension of the executive's employment agreement term.

(2)
Amount represents (1) cash severance and (2) a cash bonus for the 2014 fiscal year; however, none of the named executive officers received a cash bonus for the 2014 fiscal year due to the company's performance.

(3)
Amounts represent the aggregate value of the executive's unvested time-vesting stock options that would have vested on the applicable event. Upon the occurrence of a liquidity event on September 30, 2014, no outstanding performance-based vesting stock options would have accelerated since the minimum internal rate of return would not have been achieved as of such date. The value of the accelerated stock option was calculated by multiplying (x) the number of shares subject to acceleration by (y) the difference between the fair market value of a share of our common stock on September 30, 2014 ($473) and the per share exercise price of the accelerated option.

(4)
Mr. Schneider has entered into a one-year consulting agreement with NBTY and Holdings pursuant to which he will receive $525,000 in fees. In addition, during the term of the agreement, Mr. Schneider's time-based options shall continue to vest in accordance with the schedule set forth in his stock-option grant. NBTY, Holdings and Mr. Schneider separately agreed that any severance payments payable under Mr. Schneider's employment agreement shall be postponed until after the expiration of the consulting agreement.

Directors

        Set forth below is a discussion of compensation we paid during fiscal 2014 to our non-employee Directors. In addition, each Director (other than Steven Cahillane and Jeffrey Nagel) was reimbursed for out-of-pocket expenses incurred by him or her to attend meetings of our Board. Directors are also eligible for option grants or other equity awards (each relating to or exercisable for common stock of Holdings, our parent company) under our equity awards plans, as determined in the discretion of the Compensation Committee. We do not offer a pension plan or other compensation to our Directors. During fiscal 2014, any Director who was also our executive officer did not receive additional compensation for his services as a Director. See "2014 Summary Compensation Table" above for information regarding Steven Cahillane's and Jeffrey Nagel's compensation.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1)	Total ($)
Susan Arnold	150,000	221,423	371,423
David Bernauer	90,000		90,000
Marco DeBenedetti	—		—
Robert Essner	75,000		75,000
Sandra Horbach	—		—
Allan Holt	—		—
Elliot Wagner	—		—

The aggregate number of option awards outstanding at September 30, 2014 was 600 for Messrs. Bernauer and Essner, and 1,600 for Ms. Arnold. Ms. Arnold was awarded additional options in fiscal 2014 to recognize her increased role during the management transition.

(1)
Amounts shown represent the grant date fair value of stock options awards made during fiscal 2014. We calculated this fair value based on the Monte Carlo Simulation option-pricing model, determined in accordance with GAAP based on the assumptions described in Note 14 to our audited financial statements included in this Report. Ms. Arnold's stock option is scheduled to vest in five increments on each of the first five anniversaries of the vesting commencement date, subject to continued service. The number of shares subject to outstanding stock option awards as of September 30, 2014 was 600 for Messrs. Bernauer and Essner, and 1,600 for Ms. Arnold.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        NBTY is a direct, wholly-owned subsidiary of Holdings. All the outstanding capital stock of Holdings is owned by Carlyle and certain of its affiliates and co-investors.

        The following table sets forth the number of shares of Holdings common stock beneficially owned as of November 24, 2014 by: (i) each of our Directors; (ii) the executive officers named in the Summary Compensation Table set forth above under Item 11, "Executive Compensation;" and (iii) the current Directors and executive officers as a group:

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of Class(2)
Funds affiliated with The Carlyle Group(3)	3,100,000	98.9%
Directors(4)
Susan Arnold	120	—
David Bernauer	360	*
Marco DeBenedetti(5)	—	—
Robert Essner	360	*
Sandra Horbach(5)	—	—
Allan Holt(5)	—	—
Steven Cahillane	—	*
Elliot Wagner(5)	—	—
Named Executive Officers(1)(4)
Dipak Golechha	—	*
Harvey Kamil	320	*
Glenn Schneider(6)	3,300	*
Bernard O'Keefe	1,000	*
Jeffrey Nagel(7)	19,367	*
Michael Collins(8)	3,600	*
All Directors and Executive Officers as a group (15 persons)	7,080	0.2%

(1)
The shares beneficially owned by directors and named executive officers, except for Mr. Nagel's, are Class B non-voting shares. This Column includes shares which Directors and executive officers have the right to acquire within 60 days after November 24, 2014.

(2)
* Indicates percentage ownership of less than one percent.

(3)
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

(4)
The address of each of our named executive officers and Directors is our headquarters at 2100 Smithtown Avenue, Ronkonkoma, New York 11779.

(5)
Does not include shares of common stock of Holdings held by Carlyle. Messrs. DeBenedetti, Holt and Wagner and Ms. Horbach are directors of NBTY Inc. and Managing Directors of Carlyle. Such persons disclaim beneficial ownership of the shares of Holdings held by Carlyle.

(6)
Mr. Schneider was our former President Global Wholesale and resigned effective October 31, 2014.

(7)
Mr. Nagel was our former Chief Executive Officer and director and resigned effective September 8, 2014.

(8)
Mr. Collins was our former Chief Financial Officer and resigned effective September 5, 2014.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table summarizes the Equity Incentive Plan of Holdings, as of September 30, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	139,201	212	117,583
Equity compensation plans not approved by security holders	—	—	—

Total:	139,201	212	117,583

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

Consulting Agreement—Glenn Schneider

        On November 19, 2014, NBTY and Holdings entered into a consulting agreement with Glenn Schneider. See Item 11. Executive Compensation—Employment Agreements—Employment Agreement for Glenn Schneider.

Employees Related to Our Directors and Officers

        NBTY employs certain members of the immediate family of Glenn Schneider (an officer of the Company). During fiscal 2014, two of Mr. Schneider's immediate family members received aggregate compensation (excluding bonuses) and fringe benefits from NBTY totaling $653,477, of which $466,470, was paid to Darren Schneider and $187,007 (primarily severance payments) was paid to Jeffrey Schneider, for services they rendered as associates of NBTY. Mr. Jeffrey Schneider is no longer an employee of NBTY.

Stockholders Agreement

        On December 3, 2010, Holdings entered into a stockholders agreement with Carlyle, certain affiliates of Carlyle, and a former member of management who purchased common stock and was awarded options to purchase common stock on or about such date. Certain other employees of Holdings who purchase common stock or exercise options from time to time may also become parties to this agreement. We refer to Carlyle and its affiliates as the Carlyle Shareholders and to the member of management and to each of the other employees who becomes a party to the agreement as an Employee Shareholder. The stockholders agreement contains, among other things:

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

Item 14.    Principal Accounting Fees and Services

Audit Fees

        PricewaterhouseCoopers LLP audit services during fiscal 2014 consisted of the examination of our financial statements and services related to our filings with the SEC. All fees paid to PricewaterhouseCoopers LLP and all services provided by PricewaterhouseCoopers LLP during fiscal 2014 were reviewed, considered for independence, and approved by the Audit Committee.

        Aggregate fees billed to the Company for fiscal 2014 and 2013 represent the fees for services performed by PricewaterhouseCoopers LLP.

Type of Fee	Fiscal 2014	Fiscal 2013
Audit Fees	$3,310,100	$3,450,500
Audit-Related Fees	386,000	809,000
Tax Fees	861,500	482,000
All Other Fees	7,950	5,200

	$4,565,550	$4,746,700

  Audit Fees

        For fiscal 2014 aggregate audit fees, including out-of-pocket expenses, were for professional services rendered in connection with (i) the integrated audit of our consolidated financial statements and internal control over financial reporting as of, and for the year ended, September 30, 2014, including statutory audits of the financial statements of our affiliates, (ii) review of our unaudited condensed consolidated interim financial statements as of December 31, 2013, March 31, 2014 and June 30, 2014, (iii) reviews of documents filed with the SEC and (iv) agreed upon procedures for certain affiliates.

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

  Audit-Related Fees

        For both fiscal 2014 and 2013, aggregate audit-related fees, including out-of-pocket expenses, were for professional services related to due diligence procedures in connection with acquisitions.

  Tax Fees

        For both fiscal 2014 and 2013, aggregate tax fees, including out- of-pocket expenses, were for professional services rendered in connection with tax compliance and advice for the applicable fiscal year. Tax services included U.S. and foreign tax compliance assistance, consultation and advice on various foreign tax matters.

  All Other Fees

        For fiscal 2014 and 2013 other fees were for accounting research software license fees.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

        The Charter for the Audit Committee provides that the Audit Committee pre-approve, on an annual basis, the audit, audit-related, tax and other non-audit services to be rendered by the Company's accountants, based on historical information and anticipated requirements for the following fiscal year. The Audit Committee must pre-approve specific types or categories of engagements constituting audit, audit-related, tax and other non-audit services, as well as the range of fee amounts corresponding to each such engagement. During fiscal 2014, the Audit Committee approved all fees for audit, audit-related, tax services and non-audit services rendered to the Company under this policy.

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated July 15, 2010, among NBTY, Inc., Alphabet Holding Company, Inc. and Alphabet Merger Sub, Inc.(1)
2.2	Stock Purchase Agreement among NBTY, Inc., Balance Bar Company, Balance Bar Holdings LLC dated November 19, 2012.(2)
3.1	Amended and Restated Certificate of Incorporation of NBTY, Inc.(3)
3.2	Second Amended and Restated By-Laws of NBTY, Inc.(3)
4.1	Indenture, dated as of October 1, 2010, among NBTY, Inc., certain of its guarantor subsidiaries named therein, and The Bank of New York Mellon, as trustee, governing the 9% Senior Notes due 2018.(3)
4.2	First Supplemental Indenture, dated May 3, 2011, among NBTY, Inc., NBTY Florida, Inc. and The Bank of New York Mellon(4)
4.3	Form of 9% Senior Notes due 2018 (included as Exhibit A to Exhibit 4.1).
4.4	Second Supplemental Indenture, dated June 29, 2012 among NBTY, Inc., NBTY Manufacturing Texas, LLC and The Bank of New York Mellon(5)
4.5	Third Supplemental Indenture, dated August 14, 2012, among NBTY, Inc., NBTY Manufacturing South, LLC, Natural Products Group, LLC, NBTY Manufacturing New Jersey, Inc. and NBTY Manufacturing New York, Inc. and The Bank of New York Mellon(6)
4.6	Fourth Supplemental Indenture, dated December 21, 2012 among NBTY, Inc., Balance Bar Company, Balance Holdings Inc. and The Bank of New York Mellon.(7)
4.7	Fifth Supplemental Indenture, dated April 1, 2013 among NBTY, Inc., Perfectly Pure, LLC and The Bank of New York Mellon(8)
4.8	Sixth Supplemental Indenture, dated November 6, 2013 among NBTY, Inc., Nature's Origin, LLC and The Bank of New York Mellon(9)
10.1	Employment Agreement, dated November 8, 2010, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Jeffrey A. Nagel(3)
10.2	Stock Option Agreement, dated December 6, 2010, by and between Alphabet Holding Company, Inc. and Jeffrey Nagel(3)
10.3	Stock Purchase Agreement, dated December 17, 2010, by and between Alphabet Holding Company, Inc. and Jeffrey Nagel(3)
10.4	Employment Agreement, dated May 24, 2011, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Michael Collins(10)
10.5	Employment Agreement, effective March 1, 2008, by and between NBTY, Inc. and Harvey Kamil(11)
10.6	Indemnification Agreement, dated May 18, 2011 between NBTY, Inc. and Harvey Kamil(10)

Exhibit No.	Description
10.7	Letter Agreement, dated May 18, 2011, by and between NBTY, Inc. and Harvey Kamil(10)
10.8	Employment Agreement, dated April 25, 2011, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Karla Packer(10)
10.9	NBTY, Inc. Retirement Profit Sharing Plan(12)
10.10	Credit Agreement, dated October 1, 2010 (the "Credit Agreement"), among NBTY, Inc., Alphabet Holding Company, Inc., Barclays Bank PLC and the other lenders party thereto.(3)
10.11	First Amendment and Refinancing Agreement, dated March 1, 2011, amending the Credit Agreement.(3)
10.12	Subsidiary Guaranty, dated October 1, 2010, from the Guarantors named therein in favor of the secured parties named in the Credit Agreement(3)
10.13	Security Agreement, dated October 1, 2010, from the Grantors named therein to Barclays Bank PLC.(3)
10.14	Form of Director Indemnification Agreement(3)
10.15	Equity Incentive Plan of Alphabet Holding Company, Inc.(3)
10.16	Form of Stock Option Agreement for Equity Incentive Plan of Alphabet Holding Company, Inc.(3)
10.17	Executive Severance Pay Plan(12)
10.18	Form of Employment Agreement dated February 29, 2012, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Katia Facchetti.(13)
10.19	Form of Employment Agreement dated March 2, 2012, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Christopher S. Brennan.(13)
10.20	Employment Agreement, dated August 6, 2012, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Glenn Schneider.(5)
10.21	Employment Agreement, dated August 14, 2012, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Bernard O'Keefe.(6)
10.22	Second Amendment Agreement, dated October 11, 2012, amending the Credit Agreement.(6)
10.23	Third Amendment and Second Refinancing Agreement, dated March 21, 2013, by and among NBTY, Inc. as Borrower, Alphabet Holding Company, Inc., Barclays Bank PLC as Lead Arranger and Bookrunner, Barclays Bank PLC as Administrative Agent, and the banks and other financial institutions party thereto as lenders.(14)
10.24	Management Incentive Plan of NBTY, Inc. for U.S. based associates.(15)
10.25	Employment Agreement, dated August 14, 2014, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Dipak Golechha*
10.26	Employment Agreement, dated August 18, 2014, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Steven Cahillane*
10.27	Fourth Amendment and Third Refinancing to Credit Agreement, dated November 20, 2014, by and among, NBTY, Inc., Alphabet Holding Company, Inc., Barclays Bank PLC, and the banks and other financial institutions party thereto as lenders.*
10.28.	Consulting Agreement dated November 19, 2014, among NBTY, Inc., Alphabet Holding Company, Inc. and Glenn Schneider.*
10.29	Agreement and Release, dated November 19, 2014, among NBTY, Inc., Alphabet Holding Company, Inc. and Glenn Schneider.*
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges*
21.1	Subsidiaries of NBTY, Inc.*

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Indenture, dated as of October 17, 2012, between Alphabet Holding Company, Inc. and The Bank of New York Mellon, as trustee, governing the 7.75% / 8.50% Contingent Cash Pay Senior Notes due 2017.(6)
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

(7)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed February 1, 2013 (File #001-31788).

(8)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed May 13, 2013 (File #001-31788).

(9)
Incorporated by reference to NBTY, Inc.'s Form 10-K, filed November 26, 2013 (File #001-31788).

(10)
Incorporated by reference to NBTY, Inc.'s Amendment No. 1 to the Registration Statement on Form S-4/A, filed June 10, 2011 (File #333-172973).

(11)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed April 3, 2008 (File #001-31788).

(12)
Incorporated by reference to NBTY, Inc.'s Form 10-K, filed November 23, 2011 (File #001-31788).

(13)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed May 9, 2012 (File #001-31788).

(14)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed March 21, 2013 (File #001-31788).

(15)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed August 7, 2013 (File #001-31788).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, INC. (Registrant)
By:	/s/ STEVEN CAHILLANE Steven Cahillane Chief Executive Officer, President and Director

Dated: November 24, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN CAHILLANE Steven Cahillane	Chief Executive Officer, President and Director (Principal Executive Officer)	November 24, 2014
/s/ DIPAK GOLECHHA Dipak Golechha	Chief Financial Officer (Principal Financial Officer)	November 24, 2014
/s/ JOSEPH LOONEY Joseph Looney	Chief Accounting Officer	November 24, 2014
/s/ SANDRA J. HORBACH Sandra J. Horbach	Director (Chairman)	November 24, 2014
/s/ SUSAN ARNOLD Susan Arnold	Director	November 24, 2014
/s/ DAVID BERNAUER David Bernauer	Director	November 24, 2014
/s/ MARCO DE BENEDETTI Marco De Benedetti	Director	November 24, 2014
/s/ ROBERT ESSNER Robert Essner	Director	November 24, 2014
/s/ ALLAN HOLT Allan Holt	Director	November 24, 2014
/s/ ELLIOT WAGNER Elliot Wagner	Director	November 24, 2014

NBTY, Inc. and Subsidiary
Index to Consolidated Financial Statements
September 30, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of NBTY, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NBTY, Inc. and its subsidiaries (the "Company") at September 30, 2014 and September 30, 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits .We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
November 24, 2014

NBTY, Inc., and Subsidiaries
Consolidated Balance Sheets
September 30, 2014 and 2013
(in thousands, except share and per share amounts)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$139,488	$198,561
Accounts receivable, net	175,701	171,670
Inventories	853,226	739,952
Deferred income taxes	28,915	23,637
Other current assets	78,824	78,579

Total current assets	1,276,154	1,212,399
Property, plant and equipment, net	597,202	571,529
Goodwill	1,163,282	1,260,802
Intangible assets, net	1,791,592	1,960,352
Other assets	49,492	68,234

Total assets	$4,877,722	$5,073,316

Liabilities and Stockholder's Equity
Current liabilities:
Current portion long-term debt	$261	$376
Accounts payable	227,877	259,060
Accrued expenses and other current liabilities	221,056	219,766

Total current liabilities	449,194	479,202
Long-term debt, net of current portion	2,158,087	2,158,405
Deferred income taxes	707,962	751,419
Other liabilities	53,386	59,451

Total liabilities	3,368,629	3,448,477

Commitments and contingencies
Stockholder's equity:
Common stock, successor, $0.01 par; one thousand shares authorized, issued and outstanding at September 30, 2014 and 2013	—	—
Capital in excess of par	1,561,014	1,556,926
(Accumulated deficit) retained earnings	(22,718)	81,497
Accumulated other comprehensive loss	(29,203)	(13,584)

Total stockholder's equity	1,509,093	1,624,839

Total liabilities and stockholder's equity	$4,877,722	$5,073,316

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc., and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years Ended September 30, 2014, 2013 and 2012
(in thousands)

	2014	2013	2012
Net sales	$3,205,778	$3,163,041	$2,999,733

Costs and expenses:
Cost of sales	1,740,417	1,700,909	1,608,436
Advertising, promotion and catalog	202,754	189,485	164,298
Selling, general and administrative	952,533	910,187	832,629
Goodwill and intangible asset impairment charges	207,334	—	—
Facility restructuring charges	—	32,695	—

	3,103,038	2,833,276	2,605,363

Income from operations	102,740	329,765	394,370

Other income (expense):
Interest	(136,038)	(147,100)	(158,584)
Miscellaneous, net	(709)	1,693	(1,003)

	(136,747)	(145,407)	(159,587)

(Loss) income from continuing operations before income taxes	(34,007)	184,358	234,783
(Benefit) provision for income taxes on continuing operations	10,145	54,878	65,264

(Loss) income from contining operations	(44,152)	129,480	169,519
Loss from discontinued operations, net of income taxes	—	—	(23,048)

Net (loss) income	(44,152)	129,480	146,471

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of $(3,437), $958, $5,406	(18,799)	605	16,740
Change in fair value of interest rate swaps, net of taxes of $(2,003), $(2,790), $(1,529)	3,180	4,405	2,431

Total other comprehensive (loss) income, net of tax:	(15,619)	5,010	19,171
Comprehensive (loss) income	$(59,771)	$134,490	$165,642

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc., and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended September 30, 2014, 2013 and 2012
(in thousands)

	Common Stock
				(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Capital in Excess of Par			Total Stockholder's Equity
Balance at September 30, 2011	1	$—	$1,552,188	$22,472	$(37,765)	$1,536,895
Net income				146,471		146,471
Other comprehensive income, net of tax					19,171	19,171
Capital contribution			15			15
Stock-based compensation			2,680			2,680

Balance at September 30, 2012	1	—	1,554,883	168,943	(18,594)	1,705,232
Net income				129,480		129,480
Other comprehensive income, net of tax					5,010	5,010
Dividends to Holdings			—	(216,926)		(216,926)
Stock-based compensation			2,043	—		2,043

Balance at September 30, 2013	1	—	1,556,926	81,497	(13,584)	1,624,839
Net income				(44,152)		(44,152)
Other comprehensive income, net of tax					(15,619)	(15,619)
Dividends to Holdings				(60,063)		(60,063)
Stock-based compensation			4,088			4,088

Balance at September 30, 2014	1	$—	$1,561,014	$(22,718)	$(29,203)	$1,509,093

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended September 30, 2014, 2013 and 2012
(in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(44,152)	$129,480	$146,471
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairments and disposals of assets	214,813	5,269	764
Loss from discontinued operations	—	—	23,048
Depreciation of property, plant and equipment	60,530	64,883	58,311
Amortization of intangible assets	46,027	45,753	43,960
Foreign currency transaction loss (gain)	1,702	(946)	(289)
Amortization and write-off of deferred financing fees	19,033	22,504	23,700
Stock-based compensation	4,088	2,043	2,680
Allowance for doubtful accounts	988	(2,587)	297
Amortization of incremental inventory fair value	—	2,417	—
Inventory reserves	6,006	2,042	(2,652)
Deferred income taxes	(48,881)	5,293	(17,057)
Call premium on term loan	—	(15,075)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,700)	(4,696)	(22,380)
Inventories	(123,071)	(14,350)	(44,790)
Other assets	372	(3,733)	(2,147)
Accounts payable	(30,932)	45,753	16,097
Accrued expenses and other liabilities	2,921	27,526	5,491

Net cash provided by operating activities	102,744	311,576	231,504

Cash provided by operating activities of discontinued operations	—	—	2,546

Net cash provided by operating activities	102,744	311,576	234,050

Cash flows from investing activities:
Purchases of property, plant and equipment	(105,207)	(129,220)	(86,314)
Proceeds from sale of buildings and equipment	7,188	7,548	—
Cash paid for acquisitions, net of cash acquired	—	(82,473)	—
Net proceeds from sale of discontinued operations	—	—	515

Net cash used in investing activities	(98,019)	(204,145)	(85,799)

Cash flows from financing activities:
Principal payments	(378)	(603)	(229,375)
Proceeds from borrowings under the revolver	—	80,000	—
Paydowns of borrowings under the revolver	—	(80,000)	—
Payments for financing fees	—	(7,387)	—
Dividends paid	(60,063)	(216,926)	—
Capital contribution	—	—	15

Net cash used in financing activities	(60,441)	(224,916)	(229,360)

Effect of exchange rate changes on cash and cash equivalents	(3,357)	910	1,839

Net decrease in cash and cash equivalents	(59,073)	(116,575)	(79,270)
Change in cash for discontinued operations	—	—	1,071
Cash and cash equivalents at beginning of year	198,561	315,136	393,335

Cash and cash equivalents at end of year	$139,488	$198,561	$315,136

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share amounts)

1.    Nature of Business

        NBTY, Inc. and together with its subsidiaries, (the "Company," "we," or "us") is the leading global vertically integrated manufacturer, marketer, distributor and retailer of a broad line of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. Our products are marketed through four operating segments: Wholesale, European Retail, Direct Response/E-Commerce and North American Retail. We market over 25,000 individual stock keeping units ("SKUs") under numerous owned and private-label brands, including Nature's Bounty®, Ester-C®, Balance Bar®, Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, SISU®, Sundown®, Pure Protein®, Body Fortress®, Natural Wealth®, Puritan's Pride®, Holland & Barrett®, GNC® (UK), Physiologics®, De Tuinen®, Essenza® and Vitamin World®.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

        On October 1, 2010, pursuant to an Agreement and Plan of Merger, dated as of July 15, 2010, among NBTY, Holdings formed by an affiliate of TC Group, L.L.C. (d/b/a The Carlyle Group) and Alphabet Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Holdings ("Merger Sub") formed solely for the purpose of entering into the Merger, Merger Sub merged with and into NBTY with NBTY as the surviving corporation (also referred herein as the "Merger"). As a result of the Merger, NBTY became a wholly owned subsidiary of Holdings.

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

        All amounts related to discontinued operations are excluded from the notes to the consolidated financial statements unless otherwise indicated. See Note 4 for additional information about discontinued operations.

Estimates

        The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. These judgments can be subjective and complex, and consequently actual results could differ materially from those estimates and assumptions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our most significant estimates include: sales returns, promotions and other allowances; inventory valuation and obsolescence; valuation and recoverability of long-lived assets, including goodwill and intangible assets; stock-based compensation; income taxes; and accruals for the outcome of current litigation.

Cash and Cash Equivalents

        We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

        We recognize product revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement to deliver a product, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. The delivery terms for most sales within the Wholesale and Direct Response/E-Commerce segments are F.O.B. destination. Generally, title and risk of loss transfer to the customer at the time the product is received by the customer. With respect to retail store operations, we recognize revenue upon the sale of products to customers. Net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns and other promotional program incentive allowances.

Sales Returns and Other Allowances

        Allowance for sales returns:    Estimates for sales returns are based on a variety of factors, including actual return experience of specific products or similar products. We are able to make reasonable and reliable estimates of product returns based on our 40 plus year history in this business. We also review our estimates for product returns based on expected return data communicated to us by customers. Additionally, we monitor the levels of inventory at our largest customers to avoid excessive customer stocking of merchandise. Allowances for returns of new products are estimated by reviewing data of any prior relevant new product return information. We also monitor the buying patterns of the end-users of our products based on sales data received by our retail outlets in North America and Europe.

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

        Allowance for doubtful accounts:    We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of current credit information. We estimate bad debt expense based upon historical experience as well as specifically identified customer collection issues to adjust the carrying amount of the related receivable to its estimated net realizable value.

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

        Accounts receivable are presented net of the following reserves at September 30:

	2014	2013
Promotional program incentive allowances	$83,768	$82,827
Allowance for sales returns	15,409	13,549
Allowance for doubtful accounts	2,564	2,472

	$101,741	$98,848

Inventories

        Inventories are stated at the lower of cost (first-in first-out method) or market. The cost elements of inventories include materials, labor and overhead. In evaluating whether inventories are stated at the lower of cost or market, we consider such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. Based on this evaluation, we record an adjustment to cost of sales to reduce inventories to its estimated net realizable value.

Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation is charged on a straight-line basis over the estimated useful lives of the related assets. The costs of normal maintenance and repairs are charged to expense when incurred. Expenditures which significantly improve or extend the life of an asset are capitalized and depreciated over the asset's remaining useful life. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the related assets or the remaining lease term. Upon sale or disposition, the related cost and accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in operations.

Capitalized Software Costs

        We capitalize certain costs related to the acquisition and development of software for internal use and amortize these costs using the straight-line method over the estimated useful life of the software. These costs are included in property, plant and equipment in the accompanying Consolidated Balance Sheets.

Goodwill and Intangible Assets

        Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if impairment indicators are present. We consider the following to be some examples of important indicators that may trigger an impairment review: (i) a history of cash flow losses at retail stores; (ii) significant changes in the manner or use of the acquired assets in our overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes. Our annual impairment testing date is as of July 1, the first day of our fourth quarter.

        Goodwill is tested for impairment using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to determine whether there is a goodwill impairment, and if so, the amount of the impairment. This step revalues all assets and liabilities of the reporting unit to their current fair value and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We use a combination of the income and market approaches, weighted equally, to estimate the fair value of our reporting units.

        The fair value of our trademarks is determined based on the relief from royalty method under the income approach, which requires us to estimate a reasonable royalty rate, identify relevant projected revenues and expenses, and select an appropriate discount rate. The evaluation of indefinite-lived intangible assets for impairment requires management to use significant judgments and estimates including, but not limited to, projected future net sales, operating results, and cash flows of our business.

        We base our fair value estimates on assumptions we believe to be reasonable, but such assumptions are subject to inherent uncertainties. Accordingly, if actual results fall short of such estimates, significant future impairments could result. An impairment charge would reduce income from operations in the period it was determined that the charge was needed. Goodwill and intangible assets are further discussed in Note 8 to the Consolidated Financial Statements.

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

NBTY, Inc., and Subsidiaries
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

Shipping and Handling Costs

        We incur shipping and handling costs in all segments of our operations. These costs, included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss), were $97,382, $92,062 and $85,784 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. Of these amounts, $20,862, $14,050 and $13,831 have been billed to customers and are included in net sales for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Advertising, Promotion and Catalog

        We expense the production costs of advertising as incurred, except for the cost of mail order catalogs, which are capitalized and amortized over our expected period of future benefit, which typically approximates two months. Capitalized costs for mail order catalogs at September 30, 2014 and 2013 were $671 and $740, respectively. Total mail order catalog expense was $9,093, $7,713 and $9,378 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively, and is included in advertising, promotion and catalog in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

Derivatives and Hedging Activities

        All derivative financial instruments are recognized as either assets or liabilities in the Consolidated Balance Sheets and measurement of those instruments is at fair value. Changes in the fair values of these derivatives are reported in operations or accumulated other comprehensive income (loss) depending on the designation of the derivative and whether it qualifies for hedge accounting. For derivatives that have been formally designated as cash flow hedges (interest rate swap agreements), the effective portion of changes in the fair value of the derivative is recorded in accumulated other comprehensive income (loss) and reclassified into operations when interest expense on the underlying borrowings is recognized. For hedges of the net investment in foreign subsidiaries (cross currency swap agreements), changes in fair value of the derivative are recorded in accumulated other comprehensive income (loss) to offset the change in the value of the net investment being hedged. We do not use derivative financial instruments for trading purposes.

Revision

        A revision was made to the Statements of Operations and Comprehensive Income (Loss) to correct the prior year presentation, whereby changes in the fair value of the cross-currency swap were reclassified from changes in the fair value of interest rate swaps to foreign currency translation adjustments. In addition, see Note 21 for a revision that was made to the Condensed Consolidating Financial Statements of Guarantors.

Recent Accounting Developments

        In March 2013, the FASB issued guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance has been effective for us since October 1, 2014. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

        In July 2013, the FASB issued guidance which amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss carryforward whenever the net operating loss carryforward or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The new guidance has been effective for us since October 1, 2014. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

        In April 2014, the FASB issued revised guidance to reduce diversity in practice for reporting discontinued operations. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity's operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The revised guidance is effective for all disposals (or

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

classifications as held for sale) of components for us beginning October 1, 2015, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

        In June 2014, the FASB issued guidance to clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for us beginning October 1, 2016, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

        In August 2014, the FASB issued guidance which requires management to assess an entity's ability to continue as a going concern every reporting period, and provide certain disclosures if management has substantial doubt about the entity's ability to operate as a going concern, or an express statement if not, by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The guidance is effective for us for the annual period ending September 30, 2017, and for interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have an impact on our consolidated financial statements.

3.    Facility Restructuring Charge

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

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

3.    Facility Restructuring Charge (Continued)

        The following summarizes the restructuring cash charges recorded and reconciles these charges to accrued expenses:

	Workforce Reductions	Facility Costs	Total
Restructuring accrual—October 1, 2012	$—	$—	$—
Charges	16,752	3,355	20,107
Cash payments	(4,316)	(564)	(4,880)
Other	—	(142)	(142)

Restructuring accrual—September 30, 2013	12,436	2,649	15,085
Cash payments	(10,140)	(1,729)	(11,869)
Other	—	(246)	(246)

Restructuring accrual—September 30, 2014	$2,296	$674	$2,970

4.    Discontinued Operations

Julian Graves

        On July 2, 2012, the board of directors of Julian Graves Limited, a company organized under the laws of the United Kingdom and Wales (the "UK Debtor") and an indirect, wholly-owned subsidiary of the Company, Deloitte LLP (the "Administrators") were appointed as administrators in respect of the UK Debtor (the "UK Administration"). The UK Administration, which was limited to the UK Debtor, was initiated in response to continuing operating losses of the UK Debtor and their related impact on the Company's cash flows. The effect of the UK Debtor's entry into administration was to place the management, affairs, business and property of the UK Debtor under the direct control of the Administrators. The Administrators have wound the operations down and there are no material adjustments anticipated.

        The results of the Julian Graves business included in discontinued operations (previously in the European Retail Segment) for the fiscal year ended September 30, 2012 are summarized in the following table:

2012
Net sales	$43,999
Impairments and deconsolidation loss	(27,509)
Loss from operations, before income taxes	(27,682)
Benefit for income taxes	(9,065)
Loss, net of income taxes	(18,617)

        As of June 30, 2012, the carrying value of all assets relating to the UK Debtor were evaluated and an impairment of $20,106, primarily relating to the Julian Graves Tradename, was recorded. As of July 2, 2012, concurrent with the transfer of control of the UK Debtor to the Administrator, a deconsolidation loss of approximately $7,403 was recorded.

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

4.    Discontinued Operations (Continued)

Le Naturiste

        On August 31, 2012 we sold certain assets and liabilities of our subsidiary Le Naturiste, Inc. for a net sales price of $1,600. The sale of Le Naturiste resulted in a loss of approximately $3,088 which is included in discontinued operations for the year ended September 30, 2012. The results of the Le Naturiste business included in discontinued operations (previously in the North American Retail Segment) for the fiscal year ended September 30, 2012 are summarized in the following table:

2012
Net sales	$17,228
Loss on sale of business	(3,088)
Loss from operations, before income taxes	(4,431)
Benefit for income taxes	—
Loss, net of income taxes	(4,431)

5.    Acquisitions

  Balance Bar

        On November 26, 2012, NBTY acquired all of the outstanding shares of Balance Bar Company ("Balance Bar"), a company that markets and sells nutritional bars, for a purchase price of $77,978 of cash. NBTY used funds drawn from the revolving portion of its senior secured credit facilities to finance this acquisition.

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

        Pro forma financial information and actual year to date results related to Essenza and Balance Bar are not provided as their impact was not material to our consolidated financial statements, individually or in the aggregate.

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

6.    Inventories

        The components of inventories are as follows at September 30:

	2014	2013
Raw materials	$217,697	$195,713
Work-in-process	20,898	25,068
Finished goods	614,631	519,171

Total	$853,226	$739,952

7.    Property, Plant and Equipment

        Property, plant and equipment is as follows at September 30:

	2014	2013	Depreciation and amortization period (years)
Land	$66,833	$70,597
Buildings and leasehold improvements	279,112	272,833	4–40
Machinery and equipment	163,095	166,810	3–13
Furniture and fixtures	121,907	103,259	3–10
Computer software and equipment	140,628	81,356	3–7
Transportation equipment	6,138	6,044	3–4
Construction in progress	22,769	42,487

	800,482	743,386
Less accumulated depreciation and amortization	(203,280)	(171,857)

	$597,202	$571,529

        Included in construction in process are assets related to implementing a new world-wide ERP system.

        Depreciation and amortization of property, plant and equipment for the fiscal years ended September 30, 2014, 2013 and 2012 was approximately $60,530, $64,883 and $58,311, respectively.

8.    Goodwill and Intangible Assets

        The Company's goodwill and intangible assets relate primarily to assets valued as a result of the Merger on October 1, 2010. The Company does not amortize its goodwill or indefinite lived intangible assets. Instead, the Company performs an assessment to test these assets for impairment annually, or more frequently if events or changes in circumstances indicate they may be impaired.

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

8.    Goodwill and Intangible Assets (Continued)

        On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and intangibles. The key assumptions that drive the cash flows of our reporting units and intangible assets are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, weighted average cost of capital rates ("WACC") as well as royalty rates are used in conjunction with these key assumptions in order to derive the estimated fair value. These assumptions are subject to uncertainty, including our ability to grow revenue and improve or maintain profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions may result in the recognition of significant asset impairment charges.

Goodwill and Other Intangible Asset Impairment Charges

        The North American Retail and Direct Response/E-Commerce segments have seen increased competition as well as increased use of promotions in order to maintain sales levels. During the fourth fiscal quarter of 2014, the Direct Response/E-Commerce and North American Retail segments recorded impairment charges of $61,590 and $25,744, respectively, related to goodwill. This was in connection with our annual impairment assessment and the completion of a strategic planning process relating to the rates of growth of sales, profit and cash flow and expectations for future performance. In addition, as a part of this process, we recorded impairment charges of $110,000 and $10,000 on the indefinite lived tradenames of the Direct Response/E-Commerce and North American Retail segments, respectively.

Goodwill

        The changes in the carrying amount of goodwill by segment for the fiscal years ended September 30, 2014 and 2013 are as follows:

	Wholesale	European Retail	Direct Response/ E-Commerce	North American Retail	Consolidated
Balance at September 30, 2012	$613,561	$281,025	$317,985	$7,744	$1,220,315
Reassignment of goodwill(1)	—	35,000	(53,000)	18,000	—
Acquisitions	35,500	4,147	—	—	39,647
Foreign currency translation	(3,841)	4,681	—	—	840

Balance at September 30, 2013	645,220	324,853	264,985	25,744	1,260,802
Purchase price adjustments	—	517	—	—	517
Impairment of goodwill	—	—	(61,590)	(25,744)	(87,334)
Foreign currency translation	(6,590)	(4,113)	—	—	(10,703)

Balance at September 30, 2014	$638,630	$321,257	$203,395	$—	$1,163,282

(1)
Goodwill was reassigned based on the relative fair values of the elements transferred and the elements remaining in the respective segment.

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

8.    Goodwill and Intangible Assets (Continued)

Other Intangible Assets

        The carrying amounts of acquired other intangible assets are as follows at September 30:

	2014		2013
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets
Brands and customer relationships	$912,200	$155,776	$913,972	$116,330	17–25
Tradenames and other	175,872	22,644	177,903	16,677	20–30

	1,088,072	178,420	1,091,875	133,007
Indefinite lived intangible asset
Tradenames	881,940	—	1,001,484	—

Total intangible assets	$1,970,012	$178,420	$2,093,359	$133,007

        Aggregate amortization expense of other definite lived intangible assets included in the Consolidated Statements of Operations and Comprehensive Income (Loss) in selling, general and administrative expenses in fiscal 2014, 2013 and 2012 was $46,027, $45,753 and $43,960, respectively.

        Assuming no changes in our other intangible assets, estimated amortization expense for each of the five succeeding years will be approximately $46,000 per year.

9.    Accrued Expenses and Other Current Liabilities

        The components of accrued expenses and other current liabilities are as follows at September 30:

	2014	2013
Accrued compensation and benefits	$44,189	$53,491
Accrued interest	29,273	29,281
Income taxes payable	37,147	16,833
Other	110,447	120,161

	$221,056	$219,766

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

10.    Long-Term Debt

        Long-term debt consists of the following at September 30:

	2014	2013
Senior Credit Facilities:
Term loan B-2	$1,507,500	$1,507,500
Notes	650,000	650,000
Other	848	1,281

	2,158,348	2,158,781
Less: current portion	(261)	(376)

Total	$2,158,087	$2,158,405

  Senior secured credit facilities

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

        On October 11, 2012, NBTY amended its credit agreement to allow Holdings, our parent company, to issue and sell the Holdco Notes. In addition, among other things, the amendment (i) increased the general restricted payments basket to $50,000, (ii) increased the maximum total leverage ratio test which governs the making of restricted payments using Cumulative Credit (as defined in the credit agreement) and (iii) modified the definition of Cumulative Credit so that it conforms to the builder basket used in NBTY's indenture governing the Notes. Interest on the Holdco Notes is paid via dividends from NBTY to Holdings, to the extent that NBTY is permitted under its credit agreement and the indenture governing the Notes. Expenses of $6,121 related to the amendment were capitalized as a deferred financing cost and are being amortized using the effective interest method. In conjunction with the amendment, NBTY paid Holdings a dividend of $193,956 in October 2012.

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

NBTY, Inc., and Subsidiaries
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

        On November 20, 2014, NBTY amended its senior secured revolving credit facility, extending its maturity to September 2017 and reducing the commitment from $200,000 to $175,000. In connection with this amendment, deferred financing costs of approximately $600 were incurred and will be amortized over the remaining period.

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

        As of September 30, 2014, there were no borrowings drawn from our $200,000 revolving credit facility and there were letters of credit totaling $4,400, reducing the net availability to $195,600.

        NBTY may voluntarily prepay loans or reduce commitments under its senior secured credit facilities, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty.

        NBTY must make prepayments on the term loan B-2 facility with the net cash proceeds of certain asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under its senior secured credit facilities unless specifically incurred to refinance a portion of its senior secured credit facilities) and 50% of excess cash flow, as defined in the credit agreement (such percentage subject to reduction based on achievement of total senior secured leverage ratios), in each case, subject to certain reinvestment rights and other exceptions. NBTY is also required to make prepayments under its revolving credit facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under the revolving credit facility exceeds the aggregate amount of commitments in respect of the revolving credit facility.

        Obligations under the senior secured credit facilities are guaranteed by Holdings and each of NBTY's current and future direct and indirect subsidiaries other than (i) foreign subsidiaries, (ii) unrestricted subsidiaries, (iii) non-wholly owned subsidiaries, (iv) certain receivables financing

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

10.    Long-Term Debt (Continued)

subsidiaries, (v) certain immaterial subsidiaries and (vi) certain holding companies of foreign subsidiaries, and are secured by a first lien on substantially all of their assets, including capital stock of subsidiaries (subject to certain exceptions).

        The senior secured credit facilities contain customary negative covenants, including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, amend organizational documents, or change our line of business or fiscal year. In addition, NBTY's senior secured credit facilities require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility, including swingline loans and letters of credit. NBTY was in compliance with all covenants under the senior secured credit facilities at September 30, 2014.

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

Holdco Notes

        On October 17, 2012, Holdings, our parent company, issued $550,000 in aggregate principal amount of 7.75%/8.50% contingent cash pay senior notes ("Holdco Notes") that mature on November 1, 2017. Interest on the Holdco Notes accrues at the rate of 7.75% per annum with respect to cash interest and 8.50% per annum with respect to any paid-in-kind interest ("PIK Interest"). Interest on the Holdco Notes is payable semi-annually in arrears on May 1 and November 1 of each year. All interest payments made to date have been in cash. Holdings is a holding company with no operations and has no ability to service interest or principal on the Holdco Notes, other than through dividends it may receive from NBTY. NBTY is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indenture governing NBTY's 9.00% Senior Notes due 2018 ("Notes") and the senior secured credit facilities. NBTY has not guaranteed the indebtedness of Holdings, nor pledged any of its assets as collateral, and the Holdco Notes are not reflected in NBTY's financial statements. The proceeds from the offering of the Holdco Notes, along with $200,000 of cash on hand from NBTY, as described below, were used to pay transaction fees and expenses, including a consent fee, totaling $17,345 and a $721,682 dividend to Holdings' shareholders in October 2012.

        On December 12, 2013, Holdings, our parent company, issued an additional $450,000 in aggregate principal amount of Holdco Notes that mature on November 1, 2017. The additional $450,000 Holdco Notes and the $550,000 of original Holdco Notes previously issued on October 17, 2012 have identical terms and are treated as a single class for all purposes under the indenture governing the Holdco Notes. The gross proceeds from the offering of the $450,000 additional Holdco Notes was $460,125, inclusive of a $10,125 premium, which were used to pay transaction fees and expenses, including a consent fee, totaling $18,560 and a $445,537 dividend to Holdings' shareholders in December 2013.

NBTY, Inc., and Subsidiaries
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

        On or after November 1, 2013, Holdings may redeem the Holdco Notes, at its option, in whole at any time or in part from time to time, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

10.    Long-Term Debt (Continued)

date), if redeemed during the 12-month period commencing on November 1 of the years set forth below:

Period	Redemption Price
2014	102.00%
2015	101.00%
2016 and thereafter	100.00%

        On March 10, 2014 and June 21, 2013, $450,000 and $549,925, respectively, in aggregate principal amount of the Holdco Notes were exchanged for substantially identical notes that were registered under the Securities Act of 1933, as amended, and therefore are freely tradable.

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

        On or after October 1, 2014, NBTY may redeem the Notes, at its option, in whole at any time or in part from time to time, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on October 1 of the years set forth below:

Period	Redemption Price
2014	104.50%
2015	102.25%
2016 and thereafter	100.00%

        The Notes are jointly and severally irrevocably and unconditionally guaranteed by each of NBTY's subsidiaries that is a guarantor under the credit agreement. The Notes are uncollateralized and rank senior in right of payment to existing and future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment to NBTY and its subsidiary guarantors' senior unsecured debt, and are effectively junior to any of NBTY or its subsidiary guarantors' secured debt, to the extent of the value of the collateral securing such debt. The Notes contain certain customary covenants including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, or pay dividends. NBTY was in compliance with all covenants under the Notes at September 30, 2014.

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

11.    Fair Value of Financial Instruments

        GAAP establishes a framework for measuring fair value and includes disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

        The following table summarizes the liabilities measured at fair value on a recurring basis at September 30:

	2014			2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Current (included in accrued expenses and other current liabilities):
Interest rate swaps	$—	$1,151	$—	$—	$5,268	$—
Cross currency swaps	$—	$—	$3,857	$—	$—	$3,855
Non-current (included in other liabilities):
Interest rate swaps	$—	$—	$—	$—	$1,066	$—
Cross currency swaps	$—	$—	$14,773	$—	$—	$18,399

        The Company's swap contracts are measured at fair value based on a market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Although non-performance risk of the Company and the counterparty is present in all swap contracts and is a component of the estimated fair values, we do not view non-performance risk to be a significant input to the fair value for the interest rate swap contracts. However, with respect to our cross currency swap contracts, we believe that non-performance risk is higher; therefore the Company classifies these swap contracts as "Level 3" in the fair value hierarchy and, accordingly, records estimated fair value adjustments based on internal projections and views of those contracts. The performance risk for the cross currency swap contracts as a percentage of the unadjusted liabilities ranged from 8.1% to 8.5% (8.3% weighted average) as of September 30, 2014 and 9.5% to 10.3% (9.8% weighted average) as of September 30, 2013.

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

11.    Fair Value of Financial Instruments (Continued)

        The following table shows the Level 3 activity related to our cross currency swaps for the fiscal years ended September 30:

	2014	2013
Beginning balance:	$(22,254)	$(24,862)
Unrealized gain on hedging instruments	3,624	2,608

Ending balance:	$(18,630)	$(22,254)

Assets Re-measured at Fair Value on a Non-recurring Basis

        In connection with our annual impairment assessment of goodwill and intangible assets, an impairment was recorded for the Direct Response/E-Commerce and North American Retail segments of $171,590and $35,744, respectively (See Note 8). In connection with the UK Administration (See Note 4), we re-measured the Julian Graves tradename and certain fixed assets using Level 3 inputs, which resulted in an impairment of $20,106 in fiscal 2012.

Interest Rate Swaps

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments.

        During March 2011, in connection with the Refinancing, we entered into three interest rate swap contracts to fix the LIBOR indexed interest rates on a portion of our senior credit facilities until the indicated expiration dates of these swap contracts. Each swap contract has an initial notional amount of $333,333 (for a total of one billion dollars), with a fixed interest rate of 1.92% and a term ending December 30, 2014. The notional amount of each swap decreased to $266,666 in December 2012, decreased to $166,666 in December 2013 and has a maturity date of December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior credit facilities are swapped for fixed interest payments. These interest rate swap contracts were designated as a cash flow hedge of the variable interest payments on a portion of our term loan debt. Hedge effectiveness will be assessed based on the overall changes in the fair value of the interest rate swap contracts. Any potential ineffectiveness is measured using the hypothetical derivative method and will be recognized in current operations. Hedge ineffectiveness from inception to September 30, 2014 was insignificant and recorded in Miscellaneous, net.

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

        These cross currency contracts were designated as a net investment hedge to the net investment in our British pound denominated operations. Hedge effectiveness is assessed based on the overall

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

11.    Fair Value of Financial Instruments (Continued)

changes in the fair value of the cross currency swap contracts. Any potential hedge ineffectiveness is measured using the hypothetical derivative method and is recognized in current operations. Hedge ineffectiveness for the years ended September 30, 2014, 2013 and 2012 resulted in gains (losses) of $966, $1,611 and ($3,358), respectively, and is recorded in Miscellaneous, net.

        The following table shows the effect of the Company's derivative instruments designated as cash flow and net investment hedging instruments for the years ended September 30, 2014 and 2013:

	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective Portion)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective Portion)
	2014	2014	2013	2013
Cash Flow Hedges:
Interest rate swaps	$(2,166)	$(5,346)	$(3,499)	$(7,904)
Net Investment Hedges:
Cross currency swaps	1,266	—	612	—

Total	$(900)	$(5,346)	$(2,887)	$(7,904)

Notes

        The fair value of the Notes, based on quoted market prices (Level 2), was approximately $676,000, as of September 30, 2014.

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

12.    Litigation Summary

Glucosamine-Based Dietary Supplements

        Beginning in June 2011, certain putative class actions have been filed in various jurisdictions against NBTY, its subsidiary Rexall Sundown, Inc. ("Rexall"), and/or other companies as to which there may be a duty to defend and indemnify, challenging the marketing of glucosamine- based dietary

NBTY, Inc., and Subsidiaries
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

        In March 2013, NBTY agreed upon a proposed settlement with the remaining plaintiffs, which includes all cases and resolves all pending claims without any admission of or concession of liability by NBTY, and which provides for a release of all claims in return for payments to the class, together with attorneys' fees, and notice and administrative costs. Fairness Hearings took place on October 4, 2013 and November 20, 2013. On January 3, 2014, the court issued an opinion and order approving the settlement as modified (the "Order"). The final judgment was issued on January 22, 2014 (the "Judgment"). Certain objectors filed a notice of appeal of the Order and the Judgment on January 29, 2014 and the plaintiffs filed a notice of appeal on February 3, 2014. On November 19, 2014, the appellate court issued a decision granting the objectors' appeal. The appellate court reversed and remanded the matter to the district court for further proceedings consistent with the appellate court's decision.

        In fiscal 2013, NBTY recorded a provision of $12 million reflecting its best estimate of exposure for payments to the class together with attorney's fees, and notice and administrative costs in connection with this class action settlement. As a result of the court's approval of the settlement and the closure of the claims period, NBTY reduced its estimate of exposure to $6 million. This reduction in the estimated exposure was reflected in the Company's first quarter results for fiscal 2014. Until the cases are is resolved, no final determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY.

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

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

12.    Litigation Summary (Continued)

Healthcare Data Experts, LLC, on June 27, 2014. On July 21, 2014, CCG filed a motion to dismiss the amended complaint and that motion is pending.

        At this time, no determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY, however, we do not believe the ultimate outcome will have a material adverse effect on each of our consolidated financial statements.

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

13.    Income Taxes

        (Loss) income from continuing operations before income taxes consists of the following components for the fiscal years ended September 30:

	2014	2013	2012
United States	$(225,767)	$10,452	$76,096
Foreign	191,760	173,906	158,687

	$(34,007)	$184,358	$234,783

        (Benefit) provision for income taxes consists of the following for the fiscal years ended September 30:

	2014	2013	2012
Federal
Current	$10,668	$6,831	$32,287
Deferred	(43,708)	10,231	(15,315)
State
Current	3,495	2,727	5,261
Deferred	(5,689)	(4,106)	(2,275)
Foreign
Current	44,863	40,027	44,773
Deferred	516	(832)	533

Total (benefit) provision	$10,145	$54,878	$65,264

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

13.    Income Taxes (Continued)

        The following is a reconciliation of the (benefit) provision for income taxes on continuing operations computed using the statutory Federal income tax rate to the actual income tax expense and the effective income tax rate for the fiscal years ended September 30:

	2014		2013		2012
	Amount	Percent of pretax income	Amount	Percent of pretax income	Amount	Percent of pretax income
Income tax expense at statutory rate	$(11,902)	35.0%	$64,525	35.0%	$82,174	35.0%
State income taxes, net of federal income tax benefit	(3,415)	10.0%	(1,379)	(0.7)%	1,566	0.7%
Change in valuation allowance	—	0.0%	(1,259)	(0.7)%	(539)	(0.2)%
Effect of international operations, including foreign export benefit and earnings indefinitely reinvested	(38)	0.1%	(5,645)	(3.1)%	(8,476)	(3.6)%
Domestic manufacturing deduction	(1,071)	3.1%	(1,715)	(0.9)%	(1,918)	(0.8)%
Tax benefit attributable to Le Naturiste sale	—	0.0%	—	0.0%	(7,792)	(3.3)%
Goodwill impairment	30,567	(89.9)%
Change in tax reserves	(4,801)	14.1%	—	—	—	—
Other	805	(2.4)%	351	0.2%	249	0.1%

	$10,145	(29.8)%	$54,878	29.8%	$65,264	27.8%

        The difference in the effective rate in fiscal 2014 as compared to the statutory rate is mainly attributable to the impact of the goodwill impairment during fiscal 2014 for which no income tax benefit was recorded.

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

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

13.    Income Taxes (Continued)

        The components of deferred tax assets and liabilities are as follows as of September 30:

	2014	2013
Deferred tax assets:
Inventory reserves and UNICAP	$15,524	$10,543
Accrued expenses and reserves not currently deductible	19,936	20,874
Other comprehensive income	8,670	13,282
Foreign and state tax credits	107,460	109,895
Foreign and state net operating losses	8,434	11,863
Valuation allowance	(9,543)	(14,116)

Total deferred income tax assets, net of valuation allowance	150,481	152,341

Deferred tax liabilities:
Depreciation	(50,307)	(52,557)
Intangibles	(656,843)	(707,679)
Undistributed foreign earnings	(122,378)	(119,887)

Total deferred income tax liabilities	(829,528)	(880,123)

Total net deferred income tax liabilities	(679,047)	(727,782)
Less current deferred income tax assets	(28,915)	(23,637)

Long-term deferred income tax liabilities	$(707,962)	$(751,419)

        At September 30, 2014 and 2013, we had the following foreign net operating losses, foreign tax credit and New York State ("NYS") investment tax credit carryforwards:

	2014	2013
Foreign net operating losses	$19,600	$30,798
Foreign tax credit	104,923	109,959
NYS investment tax credit carryforwards	2,537	3,807

        At September 30, 2014 and 2013, we maintained the following valuation allowances:

	2014	2013
NYS investment tax credit carryforwards	$2,537	$3,807
Foreign loss carryforwards	7,005	10,309

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

        At September 30, 2014, we had $111,547 of undistributed international earnings on which we have not provided any U.S. tax expense as we intend to permanently reinvest these earnings outside of the U.S. If these earnings are repatriated to the United States, or if the Company determines that such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

13.    Income Taxes (Continued)

the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required.

        The following table summarizes the changes in the valuation allowance for the fiscal years ended September 30:

	2014	2013	2012
Beginning balance	$(14,116)	$(14,867)	$(15,404)
NYS investment tax credit carryforwards expired/(generated)	1,269	(321)	(694)
Foreign net operating losses utilized	3,304	1,580	1,231
Foreign net operating losses acquired	—	(508)	—

Balance at September 30	$(9,543)	$(14,116)	$(14,867)

        The following table summarizes the activity related to gross unrecognized tax benefits for the fiscal years ended September 30:

	2014	2013	2012
Beginning balance	$13,635	$12,888	$10,687
Increase related to current year tax positions	1,260	—	—
Increases related to prior year tax positions	85	1,512	2,201
Decreases related to settlements with taxing authorities	(5,305)	(249)	—
Decreases related to lapsing of statute of limitations	(1,646)	(516)	—

Balance as of September 30	$8,029	$13,635	$12,888

        These liabilities are primarily included as a component of other liabilities in our consolidated balance sheet because we generally do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months.

        Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $5,961 and $10,263 as of September 30, 2014 and 2013, respectively. We do not believe that the amount will significantly change in the next 12 months.

        We accrue interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods. At September 30, 2014, we had accrued $332 and $174 for the potential payment of interest and penalties, respectively. As of September 30, 2014, we were subject to U.S. Federal Income Tax examinations for the tax years 2011 through 2013, and to non-US examinations for the tax years of 2008 through 2014. In addition, we are generally subject to state and local examinations for fiscal years 2011 through 2014. The changes to accrued penalties and interest during the fiscal year ended September 30, 2014 were primarily a result of the effective settlement of the IRS examination for the years 2007 through 2010. The Company received an effective settlement with the IRS for tax years 2007 through 2010 which resulted in a reduction of its unrecognized tax benefit.

        The Company is under an Internal Revenue Service ("IRS") examination for tax years 2011 through 2012. Among other issues, the IRS has questioned the values used by the Company to transfer product and provide services to an international subsidiary. The Company believes it has appropriately valued such product transfers and services and intends to continue to support this position as the IRS examination continues to progress.

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

14.    Stock-Based Compensation and Employee Benefit Plans

        On November 30, 2010, Holdings adopted the Equity Incentive Plan of Alphabet Holding Company, Inc. (the "Plan"), pursuant to which Holdings may grant options to selected employees and directors of the Company. The aggregate number of shares which may be issued under the Plan is 50,268 shares of the Class A common stock and 208,404 shares of the Class B common stock. Options granted under the Plan expire no later than 10 years from the date of grant and the exercise price may not be less than the fair market value of the common stock on the date of grant.

        During fiscal 2014, 2013 and 2012, Holdings granted 13,430, 19,180 and 24,850, respectively, of Class B common stock options to certain Company employees under the Plan. Vesting of the awards is based on the passage of time, in equal installments over five years /or the achievement of a performance condition (i.e., a liquidity event as defined in the plan agreement) and market conditions (i.e., the achievement of a minimum investor rate of return). The fair value of each of the Holdings time-based stock option awards is expensed in the Company's records on a straight-line basis over the requisite service period, which is generally the five year vesting period of the options. However, for options granted with a performance condition, compensation expense is recognized when it is probable that the performance condition will be met. As the Company has determined it is not probable the performance condition will be achieved, no compensation cost has been recognized relating to the performance based awards. Pursuant to the Plan, Holdings is required to modify all options in an equitable manner under certain circumstances. The dividends of $445,537 and $721,682 in fiscal 2014 and 2013, respectively, as described in the Long-Term Debt Note, required this modification.

        The weighted-average grant date fair value per share of options granted in fiscal 2014 was $147 for time based vesting and $98 for performance based vesting. The weighted-average grant date fair value per share of options granted in fiscal 2013 was $167 for time based vesting and $96 for performance based vesting. The weighted-average grant date fair value per share of options granted in fiscal 2012 was $239 for time based vesting and $108 for performance based vesting. The fair value of each option award is estimated on the date of grant utilizing a Monte Carlo simulation model. The following weighted-average assumptions were used for the options granted:

	Fiscal year ended September 30,
	2014	2013	2012
Significant assumptions:
Time based vesting
Risk-free rate(1)	.02%–3.65%	.11%–4.59%	.10%–3.12%
Expected term(2)	6.5 years	6.5 years	6.5 years
Expected volatility(3)	37%	36%	37%
Expected dividends	0.0%	0.0%	0.0%
Performance based vesting
Risk-free rate(1)	.02%–3.65%	.11%–4.59%	.10%–3.12%
Expected term(4)	3.1 years	4.5 years	5.6 years
Expected volatility(3)	33%	37%	38%
Expected dividends	0.0%	0.0%	0.0%

(1)
The risk free interest rate assumption was based on yields of U.S. Treasury securities in effect at the date of grant with terms similar to the expected term.

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

14.    Stock-Based Compensation and Employee Benefit Plans (Continued)

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

(4)
The expected term of the options was estimated utilizing a Monte Carlo simulation model.

        A summary of stock option activity follows:

	Fiscal Year Ended September 30,
	2014		2013
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of period	173,183	$179	162,951	$151
Granted	13,430	$473	19,180	$397
Exercised	(614)	$133	(730)	$124
Forfeited	(46,352)	$153	(8,218)	$124

Outstanding at end of period	139,647	$212	173,183	$179

Exercisable at end of period	50,360	$152	29,833	$139

Number of shares available for future grant	117,269

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

        The following table summarizes information about stock options outstanding at September 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price	Intrinsic Value
$124	87,047	4.9	$124	43,090	$124	$15,056
$299	29,890	7.8	$299	5,664	$299	$988
$396	10,630	8.6	$396	1,456	$396	$112
$473	12,080	9.6	$473	150	$473	$—

        As of September 30, 2014, $4,748 of total unrecognized compensation cost related to the non-vested time-based vesting options is expected to be recognized over the weighted average period of 2.7 years.

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

14.    Stock-Based Compensation and Employee Benefit Plans (Continued)

        As of September 30, 2014, the total potential unrecognized compensation cost related to the performance-based vesting options is $4,022 and no compensation cost will be recognized until the related performance condition is deemed probable of occurring.

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

        We also have an Associate Profit Sharing Plan ("PSP), which is allocated among participants who have completed 1,000 hours of service in the plan year end who were employed on the last day of the plan year, based upon their relative compensation for the year. Contributions are discretionary and are based on performance targets set forth by management. As of September 30, 2014 and 2013, the amount allocated and accrued for the PSP was approximately $0 and $3,723, respectively.

15.    Commitments

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

        Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms are as follows for the fiscal year ending September 30:

2015	$116,215
2016	106,415
2017	93,178
2018	80,047
2019	69,596
Thereafter	219,801

$685,252

        Operating lease rent expense (including real estate taxes and maintenance costs) and leases on a month to month basis were approximately $154,889, $146,843 and $153,763 during fiscal years ended September 30, 2014, 2013 and 2012, respectively.

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

15.    Commitments (Continued)

Purchase Commitments

        We were committed to make future purchases primarily for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $185,178 at September 30, 2014.

16.    Related Party Transactions

Consulting Agreement—Carlyle

        NBTY entered into a consulting agreement with Carlyle under which it pays Carlyle a fee for consulting services Carlyle provides to it and its subsidiaries. Under this agreement, subject to certain conditions, NBTY expects to pay an annual consulting fee to Carlyle of $3,000; NBTY will reimburse them for out-of-pocket expenses, and may pay Carlyle additional fees associated with other future transactions. For the years ended September 30, 2014, 2013 and 2012 these fees totaled $3,000 and are recorded in Selling, general and administrative expenses. Out of pocket expenditures paid to Carlyle for the years ended September 30, 2014, 2013 and 2012 were $915, $311 and $0, respectively.

Holdings

        Holdings does not have any operations or cashflow other than dividends from NBTY. Holdings has $1,000,000 of Holdco Notes and relies on dividends from NBTY to service the debt. See the Long-Term Debt Note for further information.

17.    Accumulated Other Comprehensive Income (Loss)

        Additions to and reclassifications out of accumulated other comprehensive income (loss) attributable to the Company were as follows:

	Fiscal year ended September 30, 2014(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2013	$(9,683)	$(3,901)	$(13,584)
Other comprehensive income (loss) before reclassifications	(18,799)	(2,166)	(20,965)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	5,346	5,346

Balance at September 30, 2014	$(28,482)	$(721)	$(29,203)

(1)
All amounts are net of tax, amounts in parentheses indicate debits.

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

17.    Accumulated Other Comprehensive Income (Loss) (Continued)

(2)
These (gains) losses are reclassified into Interest expense. See Note 11, Fair Value of Financial Instruments.

	Fiscal year ended September 30, 2013(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2012	$(10,288)	$(8,306)	$(18,594)
Other comprehensive income (loss) before reclassifications	605	(3,499)	(2,894)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	7,904	7,904

Balance at September 30, 2013	$(9,683)	$(3,901)	$(13,584)

(1)
All amounts are net of tax, amounts in parentheses indicate debits.

(2)
These (gains) losses are reclassified into Interest expense. See Note 11, Fair Value of Financial Instruments.

        During the fiscal years ended September 30, 2014, 2013 and 2012 we recorded an (increase) decrease in our deferred tax liability relating to other comprehensive income (loss) incurred during the year of ($7,722), ($240) and $2,136, respectively.

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

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

18.    Business and Credit Concentration (Continued)

        One customer accounted for the following percentages of net sales for the fiscal years ended September 30:

	Wholesale Segment Net Sales			Total Consolidated Net Sales
	2014	2013	2012	2014	2013	2012
Customer A	19%	21%	23%	11%	13%	14%

        The loss of this customer, or any of our other major customers, would have a material adverse effect on our consolidated results of operations if we were unable to replace such customer(s).

        The following customers accounted for the following percentages of the Wholesale Segment's gross accounts receivable at fiscal years ended:

	2014	2013
Customer A	13%	12%
Customer B	11%	11%

Suppliers

        During fiscal 2014, 2013 and 2012, no one supplier provided more than 10% of our raw material purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations.

19.    Supplemental Disclosure of Cash Flow Information

	2014	2013	2012
Cash interest paid, net of capitalized interest	$116,988	$125,803	$138,419
Cash income taxes paid	$48,824	$43,241	$73,638
Non-cash investing and financing information:
Acquisitions accounted for under the acquisition method:
Fair value of assets acquired	$—	$111,141	$—
Liabilities assumed	—	(28,537)	—
Less: Cash acquired	—	(131)	—

Net cash paid	$—	$82,473	$—

Property, plant and equipment additions included in accounts payable	9,488	8,242	11,986

20.    Segment Information

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

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

20.    Segment Information (Continued)

        All of our products fall into one or more of these four segments:

  •
  Wholesale—This segment sells products worldwide under various brand names and third-party private labels, each targeting specific market groups which include virtually all major mass merchandisers, club stores, drug store chains and supermarkets in the United States. This segment also sells products to independent pharmacies, health food stores, the military and other retailers.

  •
  European Retail—This segment generates revenue through its 755 Holland & Barrett stores (including franchised stores in the following countries: 29 in China, 28 in Singapore, 11 in United Arab Emirates, 9 in Cyprus, four in Malta and one in each of Gibraltar and Iceland), 146 De Tuinen stores (including 6 franchised locations) in the Netherlands, 53 GNC branded UK stores, 47 Nature's Way stores in Ireland and 15 Essenza stores in Belgium, as well as internet-based sales from www.hollandandbarrett.com, www.hollandandbarrett.co.uk, www.hollandandbarrett.ie, www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the internet under the Puritan's Pride tradename. Catalogs are strategically mailed to customers who order by mail, internet, or phone.

  •
  North American Retail—This segment generates revenue through its 414 owned and operated Vitamin World stores selling proprietary brand and third-party products, as well as internet-based sales from www.vitaminworld.com.

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

20.    Segment Information (Continued)

        The following table represents key financial information of our business segments:

	Total Reportable Business Segments
	Wholesale	European Retail	Direct Response/ E-Commerce	North American Retail	Total	Corporate / Manufacturing	Consolidated
Fiscal 2014:
Net sales	$1,879,481	$850,797	$250,224	$225,276	$3,205,778	$—	$3,205,778
Income (loss) from operations(1)	177,069	191,207	(141,660)	(26,975)	199,641	(96,901)	102,740
Depreciation and amortization	36,092	18,048	11,319	3,344	68,803	37,754	106,557
Capital expenditures	482	42,315	1,456	14,095	58,348	46,859	105,207
Fiscal 2013:
Net sales	$1,938,921	$743,861	$246,731	$233,528	$3,163,041	$—	$3,163,041
Income (loss) from operations(2)	231,812	170,479	39,104	24,538	465,933	(136,168)	329,765
Depreciation and amortization	36,517	14,320	10,137	2,708	63,682	46,954	110,636
Capital expenditures	971	27,198	4,411	5,557	38,137	91,083	129,220
Fiscal 2012:
Net sales	$1,826,780	$699,675	$239,409	$233,869	$2,999,733	$—	$2,999,733
Income (loss) from operations	241,504	157,540	46,179	26,758	471,981	(77,611)	394,370
Depreciation and amortization	39,692	13,988	10,504	3,196	67,380	34,891	102,271
Capital expenditures	804	22,428	131	596	23,959	62,355	86,314

(1)
Includes charges of $171,590 and $35,744 for the Direct Response/E-Commerce and North American Retail segments, respectively, relating to the goodwill and intangible asset impairment charges (see Note 8).

(2)
Includes charges of $32,695 relating to the facility restructuring (see Note 3) and $12,000 relating to the accrual of an anticipated legal settlement (see Note 12).

        Total assets by segment as of September 30 are as follows:

	2014	2013
Reportable Business Segments:
Wholesale	$2,581,069	$2,553,857
European Retail	948,010	924,979
Direct Response / E-Commerce	512,642	692,685
North American Retail	107,442	119,395

Total Reportable Business Segments:	4,149,163	4,290,916

Corporate / Manufacturing	728,559	782,400

Consolidated assets	$4,877,722	$5,073,316

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

20.    Segment Information (Continued)

        Total net sales by location of customer for the fiscal years ended September 30, are as follows:

	2014	2013	2012
United States	$1,934,668	$2,024,178	$1,938,751
United Kingdom	767,173	675,378	641,752
Canada	118,814	129,476	111,047
Netherlands	116,107	98,673	84,167
Ireland	40,235	36,655	33,341
Other foreign countries	228,781	198,681	190,675

Consolidated net sales	$3,205,778	$3,163,041	$2,999,733

        Long-lived assets—Property, plant and equipment as of September 30, are as follows:

	2014	2013
United States	$399,296	$397,464
United Kingdom	146,814	124,666
Netherlands	15,778	13,768
Ireland	4,454	5,486
Canada	10,687	11,752
Other foreign countries	20,173	18,393

Consolidated long-lived assets	$597,202	$571,529

        Approximately 35%, 32% and 31% of our net sales for the fiscal years ended September 30, 2014, 2013 and 2012, respectively, were denominated in currencies other than U.S. dollars, principally British pounds, euros, Renminbi and Canadian dollars. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities as of September 30:

	2014	2013
Total Assets	27%	26%
Total Liabilities	6%	3%

21.    Condensed Consolidating Financial Statements of Guarantors

        The Notes were issued by NBTY and are guaranteed by each of its current and future direct and indirect 100% owned subsidiaries, subject to certain exceptions. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

  1.
  Condensed consolidating financial statements as of September 30, 2014 and 2013 and for the fiscal years ended September 30, 2014, 2013 and 2012 of (a) NBTY, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) NBTY on a consolidated basis; and

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

21.    Condensed Consolidating Financial Statements of Guarantors (Continued)

  2.
  Elimination entries necessary to consolidate NBTY, the parent, with guarantor and non-guarantor subsidiaries.

        The condensed consolidating financial statements are presented using the equity method of accounting for investments in wholly owned subsidiaries. Under this method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries' cumulative results of operations, other comprehensive income, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. For cashflow presentation purposes, cash transfers between the Guarantors and Nonguarantors (the "Operating Entities") are presented as operating activities and cash transfers between the Parent and the Operating Entities are presented as financing cashflows, unless the cash transfers relate to a statutorily recorded dividend or a formally documented loan agreement. Cash transfers which are statutorily recorded as dividends are presented as a financing outflow by the remitting entity and an operating inflow for the receiving entity, provided that the dividends remitted do not exceed the cumulative earnings of the remitting entity. Cash transfers related to formally documented loans are treated as financing activities for all entities that are party to the transfer. This financial information should be read in conjunction with the financial statements and other notes related thereto.

        We revised the presentation of certain amounts related to the application of push-down accounting in connection with the acquisition of the Company by Carlyle on October 1, 2010 which resulted in a revised presentation of a debt balance and the associated intercompany interest between the parent and guarantors and the presentation of certain transactions previously reflected as intercompany activities as equity transactions. In addition, we revised the cash flow presentation for dividends remitted from the non-guarantor subsidiaries as well as funds remitted from the guarantor to the parent. Furthermore, we revised the consolidating statements of operations and comprehensive income (loss) to reflect the earnings of certain non-guarantor entities within the guarantor's operations, with a corresponding offset in the eliminations column. These revisions impacted the consolidating balance sheet as of September 30, 2013, the consolidating statements of operations and comprehensive income (loss) and cash flows for the fiscal years ended September 30, 2013 and 2012. The revisions to this supplemental information did not impact any amounts reported in our previously issued Consolidated Financial Statements. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108, we assessed the materiality of these revisions and concluded that the revisions were not material to any of our previously issued consolidating financial statements.

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

21.    Condensed Consolidating Financial Statements of Guarantors (Continued)

NBTY, INC. and SUBSIDIARIES
Condensed Consolidating Balance Sheet
As of September 30, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$77,550	$751	$61,187		$139,488
Accounts receivable, net	—	130,749	44,952		175,701
Intercompany	30,425	—	32,102	(62,527)	—
Inventories	—	650,484	202,742	—	853,226
Deferred income taxes	—	27,002	1,913	—	28,915
Other current assets	19,932	18,049	40,843	—	78,824

Total current assets	127,907	827,035	383,739	(62,527)	1,276,154
Property, plant and equipment, net	95,022	304,274	197,906	—	597,202
Goodwill	—	726,354	436,928	—	1,163,282
Other intangible assets, net	—	1,439,374	352,218	—	1,791,592
Other assets	41,286	8,115	91	—	49,492
Intercompany loan receivable	2,497,343	1,060,793	—	(3,558,136)	—
Investments in subsidiaries	2,037,163	148,921	—	(2,186,084)	—

Total assets	$4,798,721	$4,514,866	$1,370,882	$(5,806,747)	$4,877,722

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$—	$—	$261	$—	$261
Accounts payable	—	140,761	87,116	—	227,877
Intercompany	—	62,527	—	(62,527)	—
Accrued expenses and other current liabilities	34,282	112,136	74,638	—	221,056

Total current liabilities	34,282	315,424	162,015	(62,527)	449,194
Intercompany loan payable	1,060,793	2,157,500	339,843	(3,558,136)	—
Long-term debt, net of current portion	2,157,500	—	587	—	2,158,087
Deferred income taxes	22,280	586,116	99,566	—	707,962
Other liabilities	14,773	13,732	24,881	—	53,386

Total liabilities	3,289,628	3,072,772	626,892	(3,620,663)	3,368,629
Commitments and contingencies
Stockholder's Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,561,014	1,358,862	739,911	(2,098,773)	1,561,014
(Accumulated deficit) retained earnings	(22,718)	89,265	24,570	(113,835)	(22,718)
Accumulated other comprehensive income (loss)	(29,203)	(6,033)	(20,491)	26,524	(29,203)

Total stockholder's equity	1,509,093	1,442,094	743,990	(2,186,084)	1,509,093

Total liabilities and stockholder's equity	$4,798,721	$4,514,866	$1,370,882	$(5,806,747)	$4,877,722

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

21.    Condensed Consolidating Financial Statements of Guarantors (Continued)

NBTY, INC. and SUBSIDIARIES
Condensed Consolidating Balance Sheet
As of September 30, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$81,356	$35,357	$81,848	$—	$198,561
Accounts receivable, net	—	127,894	43,776	—	171,670
Intercompany	34,549	—	29,082	(63,631)	—
Inventories	—	561,276	178,676	—	739,952
Deferred income taxes	—	23,004	633	—	23,637
Other current assets	19,033	24,104	35,442	—	78,579

Total current assets	134,938	771,635	369,457	(63,631)	1,212,399
Property, plant and equipment, net	88,612	308,852	174,065	—	571,529
Goodwill	—	813,688	447,114	—	1,260,802
Other intangible assets, net	—	1,601,964	358,388	—	1,960,352
Other assets	61,218	6,937	79	—	68,234
Intercompany loan receivable	2,480,760	1,091,982	—	(3,572,742)	—
Investments in subsidiaries	2,180,814	152,680	—	(2,333,494)	—

Total assets	$4,946,342	$4,747,738	$1,349,103	$(5,969,867)	$5,073,316

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$—	$—	$376	$—	$376
Accounts payable	—	195,712	63,348	—	259,060
Intercompany	—	63,631	—	(63,631)	—
Accrued expenses and other current liabilities	38,407	109,865	71,494	—	219,766

Total current liabilities	38,407	369,208	135,218	(63,631)	479,202
Intercompany loan payable	1,091,982	2,157,500	323,260	(3,572,742)	—
Long-term debt, net of current portion	2,157,500	—	905	—	2,158,405
Deferred income taxes	14,151	637,726	99,542	—	751,419
Other liabilities	19,463	14,650	25,338	—	59,451

Total liabilities	3,321,503	3,179,084	584,263	(3,636,373)	3,448,477
Commitments and contingencies
Stockholder's Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,556,926	1,358,862	733,411	(2,092,273)	1,556,926
Retained earnings	81,497	216,501	30,198	(246,699)	81,497
Accumulated other comprehensive income (loss)	(13,584)	(6,709)	1,231	5,478	(13,584)

Total stockholder's equity	1,624,839	1,568,654	764,840	(2,333,494)	1,624,839

Total liabilities and stockholder's equity	$4,946,342	$4,747,738	$1,349,103	$(5,969,867)	$5,073,316

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

21.    Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended September 30, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,158,213	$1,160,397	$(112,832)	$3,205,778

Costs and expenses:
Cost of sales	—	1,339,925	513,324	(112,832)	1,740,417
Advertising, promotion and catalog	—	163,894	38,860	—	202,754
Selling, general and administrative	96,771	459,309	396,453	—	952,533
Goodwill and intangible asset impairment charges	—	207,334	—	—	207,334

	96,771	2,170,462	948,637	(112,832)	3,103,038

Income (loss) from operations	(96,771)	(12,249)	211,760	—	102,740

Other income (expense):
Intercompany interest	157,567	(137,589)	(19,978)	—	—
Interest	(137,589)	1,106	445	—	(136,038)
Miscellaneous, net	1,497	(1,665)	(541)	—	(709)

	21,475	(138,148)	(20,074)	—	(136,747)

Income (loss) before income taxes	(75,296)	(150,397)	191,686	—	(34,007)
Provision (benefit) for income taxes	(10,816)	(24,416)	45,377	—	10,145
Equity in income of subsidiaries	20,328	24,086	—	(44,414)	—

Net income (loss)	(44,152)	(101,895)	146,309	(44,414)	(44,152)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes	(18,799)	(2,503)	(21,722)	24,225	(18,799)
Change in fair value of interest rate swaps, net of taxes	3,180	3,180	—	(3,180)	3,180

Total other comprehensive income (loss), net of tax	(15,619)	677	(21,722)	21,045	(15,619)
Comprehensive income (loss)	$(59,771)	$(101,218)	$124,587	$(23,369)	$(59,771)

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

21.    Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended September 30, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,226,010	$1,040,601	$(103,570)	$3,163,041

Costs and expenses:
Cost of sales	—	1,343,613	460,866	(103,570)	1,700,909
Advertising, promotion and catalog	—	153,418	36,067	—	189,485
Selling, general and administrative	103,625	458,065	348,497	—	910,187
Facility restructuring charges	—	32,695			32,695

	103,625	1,987,791	845,430	(103,570)	2,833,276

Income (loss) from operations	(103,625)	238,219	195,171	—	329,765

Other income (expense):
Intercompany interest	162,091	(147,676)	(14,415)	—	—
Interest	(147,676)	—	576	—	(147,100)
Miscellaneous, net	(341)	9,532	(7,498)	—	1,693

	14,074	(138,144)	(21,337)	—	(145,407)

Income (loss) before income taxes	(89,551)	100,075	173,834	—	184,358
Provision (benefit) for income taxes	(26,871)	33,075	48,674	—	54,878
Equity in income of subsidiaries	192,160	20,010	—	(212,170)	—

Net income (loss)	129,480	87,010	125,160	(212,170)	129,480

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes	605	(2,950)	2,191	759	605
Change in fair value of interest rate swaps, net of taxes	4,405	4,405	—	(4,405)	4,405

Total other comprehensive income (loss), net of tax	5,010	1,455	2,191	(3,646)	5,010
Comprehensive income (loss)	$134,490	$88,465	$127,351	$(215,816)	$134,490

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

21.    Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended September 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,173,443	$947,941	$(121,651)	$2,999,733

Costs and expenses:
Cost of sales	—	1,303,122	426,965	(121,651)	1,608,436
Advertising, promotion and catalog	—	134,076	30,222	—	164,298
Selling, general and administrative	77,156	431,047	324,426	—	832,629

	77,156	1,868,245	781,613	(121,651)	2,605,363

Income (loss) from operations	(77,156)	305,198	166,328	—	394,370

Other income (expense):
Intercompany interest	163,353	(158,584)	(4,769)	—	—
Interest	(158,584)	—	—	—	(158,584)
Miscellaneous, net	365	1,564	(2,932)	—	(1,003)

	5,134	(157,020)	(7,701)	—	(159,587)

Income (loss) from continuing operations before income taxes	(72,022)	148,178	158,627	—	234,783
(Benefit) provision for income taxes	(27,021)	47,870	44,415	—	65,264
Equity in income of subsidiaries	191,472	16,525	—	(207,997)	—

Income (loss) from continuing operations	146,471	116,833	114,212	(207,997)	169,519

Loss from discontinued operations, net of income taxes	—	—	(23,048)	—	(23,048)

Net income (loss)	146,471	116,833	91,164	(207,997)	146,471

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes	16,740	2,500	13,193	(15,693)	16,740
Change in fair value of interest rate swaps, net of taxes	2,431	2,431	—	(2,431)	2,431

Total other comprehensive income (loss), net of tax	19,171	4,931	13,193	(18,124)	19,171
Comprehensive income (loss)	$165,642	$121,764	$104,357	$(226,121)	$165,642

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

21. Condensed Consolidating Financial Statements of Guarantors (Continued)

NBTY, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(44,152)	$(101,895)	$146,309	$(44,414)	$(44,152)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(20,328)	(24,086)	—	44,414	—
Impairments and disposals of assets	—	213,314	1,499	—	214,813
Depreciation of property, plant and equipment	11,956	28,234	20,340	—	60,530
Amortization of intangible assets	—	42,590	3,437	—	46,027
Foreign currency transaction loss (gain)	—	1,372	330	—	1,702
Amortization and write-off of financing fees	19,033	—	—	—	19,033
Stock-based compensation	3,521	185	382	—	4,088
Allowance for doubtful accounts	—	407	581	—	988
Inventory reserves	—	2,874	3,132	—	6,006
Deferred income taxes	—	(49,158)	277	—	(48,881)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(3,956)	(2,744)	—	(6,700)
Inventories	—	(88,597)	(34,474)	—	(123,071)
Other assets	—	7,451	(7,079)	—	372
Accounts payable	—	(56,196)	25,264	—	(30,932)
Accrued expenses and other liabilities	—	(973)	3,894	—	2,921
Dividends received	126,596	25,341	—	(151,937)	—
Intercompany accounts	—	(545)	545	—	—

Cash (used in) provided by operating activities	96,626	(3,638)	161,693	(151,937)	102,744

Cash flows from investing activities:
Purchase of property, plant and equipment	(22,031)	(34,701)	(48,475)	—	(105,207)
Proceeds from sale of building	—	7,178	10	—	7,188
Investment in subsidiary	(6,500)	—	—	6,500	—

Net cash used in investing activities	(28,531)	(27,523)	(48,465)	6,500	(98,019)

Cash flows from financing activities:
Principal payments under long-term agreements	—	—	(378)	—	(378)
Dividends paid	(60,063)	—	(151,937)	151,937	(60,063)
Capital contribution	—	—	6,500	(6,500)	—
Intercompany accounts	(11,838)	(3,445)	15,283	—	—

Net cash used in financing activities	(71,901)	(3,445)	(130,532)	145,437	(60,441)

Effect of exchange rate changes on cash	—	—	(3,357)	—	(3,357)

Net decrease in cash and cash equivalents	(3,806)	(34,606)	(20,661)	—	(59,073)
Cash and cash equivalents at beginning of year	81,356	35,357	81,848	—	198,561

Cash and cash equivalents at end of year	$77,550	$751	$61,187	$—	$139,488

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

21. Condensed Consolidating Financial Statements of Guarantors (Continued)

NBTY, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$129,480	$87,010	$125,160	$(212,170)	$129,480
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(192,160)	(20,010)	—	212,170	—
Impairments and disposals of assets	—	5,014	255	—	5,269
Depreciation of property, plant and equipment	8,213	40,124	16,546	—	64,883
Amortization of intangible assets	—	42,341	3,412	—	45,753
Foreign currency transaction loss (gain)	(745)	—	(201)	—	(946)
Amortization and write-off of financing fees	22,504	—	—	—	22,504
Stock-based compensation	1,845	72	126	—	2,043
Allowance for doubtful accounts	—	(2,587)	—	—	(2,587)
Amortization of incremental inventory fair value	—	2,417	—	—	2,417
Inventory reserves	—	2,042	—	—	2,042
Deferred income taxes	—	5,293	—	—	5,293
Call premium on term loan	(15,075)	—	—	—	(15,075)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	9,126	(13,822)	—	(4,696)
Inventories	—	(11,297)	(3,053)	—	(14,350)
Other assets	—	1,721	(5,454)	—	(3,733)
Accounts payable	—	42,331	3,422	—	45,753
Accrued expenses and other liabilities	—	20,544	6,982	—	27,526
Dividends received	62,010	27,589	—	(89,599)	—
Intercompany accounts	—	44,124	(44,124)	—	—

Net cash provided by operating activities	16,072	295,854	89,249	(89,599)	311,576

Cash flows from investing activities:
Purchase of property, plant and equipment	(35,186)	(59,039)	(34,995)	—	(129,220)
Proceeds from sale of building	7,548	—	—	—	7,548
Cash paid for acquisitions, net of cash acquired	(77,936)	(4,537)	—	—	(82,473)

Cash used in investing activities	(105,574)	(63,576)	(34,995)	—	(204,145)

Cash flows from financing activities:
Principal payments under long-term agreements	—	—	(603)	—	(603)
Proceeds from borrowings under the revolver	80,000	—	—	—	80,000
Paydowns of borrowings under the revolver	(80,000)	—	—	—	(80,000)
Payments for financing fees	(7,387)	—	—	—	(7,387)
Dividends paid	(216,926)	—	(89,599)	89,599	(216,926)
Intercompany	211,510	(211,510)	—	—	—

Net cash used in financing activities	(12,803)	(211,510)	(90,202)	89,599	(224,916)

Effect of exchange rate changes on cash and cash equivalents	—	—	910	—	910

Net (decrease) increase in cash and cash equivalents	(102,305)	20,768	(35,038)	—	(116,575)
Cash and cash equivalents at beginning of year	183,661	14,589	116,886	—	315,136

Cash and cash equivalents at end of year	$81,356	$35,357	$81,848	$—	$198,561

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

21. Condensed Consolidating Financial Statements of Guarantors (Continued)

NBTY, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$146,471	$116,833	$91,164	$(207,997)	$146,471
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in earnings of subsidiaries	(191,472)	(16,525)	—	207,997	—
Impairments and disposals of assets, net	—	266	498	—	764
Loss from discontinued operations	—	—	23,048	—	23,048
Depreciation of property, plant and equipment	5,275	37,603	15,433	—	58,311
Amortization of intangible assets	—	40,680	3,280	—	43,960
Foreign currency transaction gain	(12)	—	(277)	—	(289)
Stock-based compensation	2,482	72	126	—	2,680
Amortization and write-off of deferred charges	23,700	—	—	—	23,700
Allowance for doubtful accounts	—	297	—	—	297
Inventory reserves	—	(2,652)	—	—	(2,652)
Deferred income taxes	—	(23,852)	6,795	—	(17,057)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	—	(18,843)	(3,537)	—	(22,380)
Inventories	—	(28,139)	(16,651)	—	(44,790)
Other assets	—	2,066	(4,213)	—	(2,147)
Accounts payable	—	14,220	1,877	—	16,097
Accrued expenses and other liabilities	—	(14,924)	20,415	—	5,491
Dividends recevied	145,174	3,186	—	(148,360)	—
Intercompany accounts	—	(22,778)	22,778	—	—

Cash provided by operating activities of continuing operations	131,618	87,510	160,736	(148,360)	231,504

Cash provided by operating activities of discontinued operations	—	—	2,546	—	2,546

Net cash provided by operating activities	131,618	87,510	163,282	(148,360)	234,050

Cash flows from investing activities:
Purchase of property, plant and equipment	(20,287)	(41,182)	(24,845)	—	(86,314)
Net proceeds from sale of discontinued operations	515	—	—	—	515

Net cash used in investing activities of continuing operations	(19,772)	(41,182)	(24,845)	—	(85,799)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(224,325)	—	(5,050)	—	(229,375)
Capital contribution	15	—	—	—	15
Dividends paid	—	—	(148,360)	148,360	—
Intercompany	35,027	(35,027)	—	—	—

Net cash used in financing activities	(189,283)	(35,027)	(153,410)	148,360	(229,360)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,839	—	1,839

Net (decrease) increase in cash and cash equivalents	(77,437)	11,301	(13,134)	—	(79,270)
Change in cash for discontinued operations	—	—	1,071	—	1,071
Cash and cash equivalents at beginning of year	261,098	3,288	128,949	—	393,335

Cash and cash equivalents at end of year	$183,661	$14,589	$116,886	$—	$315,136

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

21.    Condensed Consolidating Financial Statements of Guarantors (Continued)

	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations
($ in millions)	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Consolidating Balance sheets as of September 30, 2013
Balance Sheet
Current Assets
Intercompany	$857.7	$34.5	$—	$—	$264.1	$29.1	$(1,121.8)	$(63.6)
Other current assets	$—	$19.0	$43.1	$24.1	$35.4	$35.4	$—	$—
Total current assets	$939.0	$134.9	$790.7	$771.6	$604.4	$369.5	$(1,121.8)	$(63.6)
Other assets	$—	$61.2	$68.2	$6.9	$0.1	$0.1	$—	$—
Intercompany	$323.3	$2,480.8	$—	$1,092.0	$—	$—	$(323.3)	$(3,572.7)
Investments in subsidiaries	$3,211.1	$2,180.8	$—	$152.7	$—	$—	$(3,211.1)	$(2,333.5)
Total assets	$4,562.0	$4,946.3	$3,583.3	$4,747.7	$1,584.1	$1,349.1	$(4,656.1)	$(5,969.9)
Liabilities and Stockholder's Equity
Current liabilities:
Intercompany	$—	$—	$1,121.8	$63.6	$—	$—	$(1,121.8)	$(63.6)
Total current liabilities	$38.4	$38.4	$1,427.3	$369.2	$135.2	$135.2	$(1,121.8)	$(63.6)
Intercompany	$—	$1,092.0	$—	$2,157.5	$323.3	$323.3	$(323.3)	$(3,572.7)
Deferred income taxes	$721.8	$14.2	$22.0	$637.7	$7.5	$99.5	$—	$—
Total liabilities	$2,937.2	$3,321.5	$1,464.0	$3,179.0	$492.3	$584.3	$(1,445.0)	$(3,636.4)
Stockholder's Equity:
Capital in excess of par	$1,556.9	$1,556.9	$352.0	$1,358.9	$301.3	$733.4	$(653.3)	$(2,092.3)
Retained earnings	$81.5	$81.5	$1,767.3	$216.5	$789.3	$30.2	$(2,556.6)	$(246.7)
Accumulated other comprehensive income (loss)	$(13.6)	$(13.6)	$—	$(6.7)	$1.2	$1.2	$(1.2)	$5.5
Total stockholder's equity	$1,624.8	$1,624.8	$2,119.3	$1,568.7	$1,091.8	$764.8	$(3,211.1)	$(2,333.5)
Total liabilities and stockholder's equity	$4,562.0	$4,946.3	$3,583.3	$4,747.7	$1,584.1	$1,349.1	$(4,656.1)	$(5,969.9)
Consolidating Statements of Operations and Comprehensive Income (Loss) for the year ended September 30, 2013
Selling, general and administrative	$103.6	$103.6	$458.1	$458.1	$348.5	$348.5	$—	$—
Income (loss) from operations	$(103.6)	$(103.6)	$238.2	$238.2	$195.2	$195.2	$—	$—
Intercompany interest	$14.4	$162.1	$—	$(147.7)	$(14.4)	$(14.4)	$—	$—
Miscellaneous, net	$(0.3)	$(0.3)	$9.5	$9.5	$(7.5)	$(7.5)	$—	$—
Total other income (expense)	$(133.6)	$14.1	$9.5	$(138.1)	$(21.3)	$(21.3)	$—	$—
Income (loss) before income taxes	$(237.2)	$(89.6)	$247.8	$100.1	$173.8	$173.8	$—	$—
Provision (benefit) for income taxes	$(71.2)	$(26.9)	$77.4	$33.1	$48.7	$48.7	$—	$—
Equity in income of subsidiaries	$295.5	$192.2	$—	$20.0	$—	$—	$(295.5)	$(212.2)
Net income (loss)	$129.5	$129.5	$170.4	$87.0	$125.2	$125.2	$(295.5)	$(212.2)
Foreign currency translation adjustment, net of taxes	$(0.7)	$0.6	$—	$(3.0)	$2.2	$2.2	$(2.2)	$0.8
Change in fair value of interest rate swaps, net of taxes	$5.7	$4.4	$—	$4.4	$—	$—	$—	$(4.4)
Comprehensive income (loss)	$134.5	$134.5	$170.4	$88.5	$127.4	$127.4	$(297.7)	$(215.8)
Consolidating Statements of Operations and Comprehensive Income (Loss) for the year ended September 30, 2012
Selling, general and administrative	$77.2	$77.2	$431.0	$431.0	$324.4	$324.4	$—	$—
Income (loss) from operations	$(77.2)	$(77.2)	$305.2	$305.2	$166.3	$166.3	$—	$—
Intercompany interest	$4.8	$163.4	$—	$(158.6)	$(4.8)	$(4.8)	$—	$—
Miscellaneous, net	$0.4	$0.4	$1.6	$1.6	$(2.9)	$(2.9)	$—	$—
Total other income (expense)	$(153.5)	$5.1	$1.6	$(157.0)	$(7.7)	$(7.7)	$—	$—
Income (loss) before income taxes	$(230.6)	$(72.0)	$306.8	$148.2	$158.6	$158.6	$—	$—
Provision (benefit) for income taxes	$(86.5)	$(27.0)	$107.4	$47.9	$44.4	$44.4	$—	$—

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

21.    Condensed Consolidating Financial Statements of Guarantors (Continued)

	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations
($ in millions)	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Equity in income of subsidiaries	$290.6	$191.5	$—	$16.5	$—	$—	$(290.6)	$(208.0)
Net income (loss)	$146.5	$146.5	$199.4	$116.8	$91.2	$91.2	$(290.6)	$(208.0)
Foreign currency translation adjustment, net of taxes	$23.1	$16.7	$—	$2.5	$13.2	$13.2	$(13.2)	$(15.7)
Change in fair value of interest rate swaps, net of taxes	$(3.9)	$2.4	$—	$2.4	$—	$—	$—	$(2.4)
Comprehensive income (loss)	$165.6	$165.6	$199.4	$121.8	$104.4	$104.4	$(303.8)	$(226.1)
Consolidating Statements of cash flows for the year ended September 30, 2013
Equity in earnings of subsidiaries	$(295.5)	$(192.2)	$—	$(20.0)	$—	$—	$295.5	$212.2
Dividends received	$—	$62.0	$—	$27.6	$—	$—	$—	$(89.6)
Intercompany accounts	$378.0	$—	$(243.7)	$44.1	$(134.3)	$(44.1)	$—	$—
Cash provided by (used in) operating activities	$227.6	$16.1	$84.9	$295.9	$(1.0)	$89.2	$—	$(89.6)
Cash paid for acquisitions, net of cash acquired	$(77.9)	$(77.9)	$(4.5)	$(4.5)	$—	$—	$—	$—
Cash used in investing activities	$(105.6)	$(105.6)	$(63.6)	$(63.6)	$(35.0)	$(35.0)	$—	$—
Dividends paid	$(216.9)	$(216.9)	$—	$—	$—	$(89.6)	$—	$89.6
Cash used in financing activities	$(224.3)	$(12.8)	$(0.6)	$(211.5)	$—	$(90.2)	$—	$89.6
Consolidating Statements of cash flows for the year ended September 30, 2012
Equity in earnings of subsidiaries	$(290.6)	$(191.5)	$—	$(16.5)	$—	$—	$290.6	$208.0
Dividends received	$—	$145.2	$—	$3.2	$—	$—	$—	$(148.4)
Intercompany accounts	$279.3	$—	$(153.7)	$(22.8)	$(125.6)	$22.8	$—	$—
Cash provided by (used in) operating activities	$166.6	$131.6	$52.5	$87.5	$14.9	$163.3	$—	$(148.4)
Dividends paid	$—	$—	$—	$—	$—	$(148.4)	$—	$148.4
Cash used in financing activities	$(224.3)	$(189.3)	$—	$(35.0)	$(5.1)	$(153.4)	$—	$148.4

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

22.    Quarterly Results of Operations (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for fiscal 2014 and 2013 (amounts may not equal fiscal year totals due to rounding)

	Quarter ended
	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014(1)
Fiscal 2014:
Net sales	$827,105	$779,026	$806,961	$792,686
Gross profit	385,387	347,945	375,757	356,272
Income (loss) from continuing operations before income taxes	80,353	15,468	48,028	(177,856)
Net income (loss)	53,821	9,900	33,267	(141,140)

	Quarter ended
	December 31, 2012	March 31, 2013(2)	June 30, 2013	September 30, 2013
Fiscal 2013:
Net sales	$789,227	$757,874	$802,829	$813,111
Gross profit	360,478	343,858	377,959	379,836
Income (loss) from continuing operations before income taxes	68,440	(18,050)	70,203	63,764
Net income (loss)	45,171	(10,401)	51,250	43,461

(1)
Includes charges of $207,334 relating to the goodwill and intangible asset impairment charges (see Note 8).

(2)
Includes charges of $30,200 relating to the facility restructuring (see Note 3) and $12,000 relating to the accrual of an anticipated legal settlement (see Note 12).

SCHEDULE II
NBTY, Inc. and Subsidiaries
Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Fiscal year ended September 30, 2014:
Inventory reserves	$21,753	$6,006	$—	$—		$27,759
Allowance for doubtful accounts	$2,472	$988	$—	$(896	)(a)	$2,564
Promotional program incentive allowance	$82,827	$329,562	$—	$(328,621)		$83,768
Allowance for sales returns	$13,549	$37,521	$—	$(35,661	)(b)	$15,409
Valuation allowance for deferred tax assets	$14,116	$(1,269)	$—	$(3,304)		$9,543
Fiscal year ended September 30, 2013:
Inventory reserves	$19,712	$2,041	$—	$—		$21,753
Allowance for doubtful accounts	$5,244	$(2,588)	$—	$(184	)(a)	$2,472
Promotional program incentive allowance	$71,845	$329,683	$—	$(318,701)		$82,827
Allowance for sales returns	$10,360	$31,087	$—	$(27,898	)(b)	$13,549
Valuation allowance for deferred tax assets	$14,867	$829	$—	$(1,580)		$14,116
Fiscal year ended September 30, 2012:
Inventory reserves	$22,364	$(2,652)	$—	$—		$19,712
Allowance for doubtful accounts	$5,376	$297	$—	$(429	)(a)	$5,244
Promotional program incentive allowance	$74,593	$307,371	$—	$(310,119)		$71,845
Allowance for sales returns	$10,793	$28,333	$—	$(28,766	)(b)	$10,360
Valuation allowance for deferred tax assets	$15,404	$1,240	$—	$(1,777)		$14,867
						$—

(a)
Uncollectible accounts written off.

(b)
Represents actual product returns.

S-1