Form 10-Q
period 2014-12-31
NBTY INC
filed 2015-02-10
CIK 70793

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
or
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

(631) 200-2000
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        The number of shares of common stock outstanding as of February 2, 2015 was 1,000.

NBTY, Inc. and Subsidiaries
INDEX

PART I

Item 1.    Financial Statements

NBTY, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	December 31, 2014	September 30, 2014
Assets
Current assets:
Cash and cash equivalents	$212,047	$139,488
Accounts receivable, net	185,416	175,701
Inventories	803,386	853,226
Deferred income taxes	26,955	28,915
Other current assets	69,259	78,824

Total current assets	1,297,063	1,276,154
Property, plant and equipment, net	593,793	597,202
Goodwill	1,146,470	1,163,282
Intangible assets, net	1,766,378	1,791,592
Other assets	47,142	49,492

Total assets	$4,850,846	$4,877,722

Liabilities and Stockholder's Equity
Current liabilities:
Current portion long-term debt	$246	$261
Accounts payable	265,732	227,877
Accrued expenses and other current liabilities	197,335	221,056

Total current liabilities	463,313	449,194
Long-term debt, net of current portion	2,158,002	2,158,087
Deferred income taxes	705,472	707,962
Other liabilities	44,378	53,386

Total liabilities	3,371,165	3,368,629

Commitments and contingencies
Stockholder's equity:
Common stock, successor, $0.01 par; one thousand shares authorized, issued and outstanding at December 31, 2014 and September 30, 2014	—	—
Capital in excess of par	1,561,746	1,561,014
Accumulated deficit	(23,277)	(22,718)
Accumulated other comprehensive loss	(58,788)	(29,203)

Total stockholder's equity	1,479,681	1,509,093

Total liabilities and stockholder's equity	$4,850,846	$4,877,722

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2014	2013
Net sales	$825,771	$827,105

Costs and expenses:
Cost of sales	445,180	441,718
Advertising, promotion and catalog	46,894	38,522
Selling, general and administrative	238,172	232,684

	730,246	712,924

Income from operations	95,525	114,181

Other income (expense):
Interest	(34,747)	(34,818)
Miscellaneous, net	(1,355)	990

	(36,102)	(33,828)

Income from operations before income taxes	59,423	80,353
Provision for income taxes	21,232	26,532

Net income	38,191	53,821

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of $396 and $2,388	(30,306)	12,196
Change in fair value of interest rate swaps, net of taxes of $(442) and $(697)	721	1,085

Total other comprehensive (loss) income, net of tax:	(29,585)	13,281
Comprehensive income	$8,606	$67,102

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$38,191	$53,821
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairments and disposals of assets	659	159
Depreciation of property, plant and equipment	16,707	13,963
Amortization of intangible assets	11,358	11,603
Foreign currency transaction (gain) loss	(87)	144
Amortization and write-off of deferred financing fees	5,071	4,684
Stock-based compensation	732	1,620
Allowance for doubtful accounts	35	(7)
Inventory reserves	5,369	1,801
Deferred income taxes	(256)	(2,714)
Changes in operating assets and liabilities:
Accounts receivable	(12,105)	(31,117)
Inventories	37,604	(96,549)
Other assets	6,229	4,438
Accounts payable	38,953	32,225
Accrued expenses and other liabilities	(15,390)	(34,160)

Net cash provided by (used in) operating activities	133,070	(40,089)

Cash flows from investing activities:
Purchase of property, plant and equipment	(19,090)	(21,247)
Proceeds from sale of building and equipment	193	—

Net cash used in investing activities	(18,897)	(21,247)

Cash flows from financing activities:
Principal payments	(67)	(132)
Payments for financing fees	(611)	—
Dividends paid	(38,750)	(21,313)

Net cash used in financing activities	(39,428)	(21,445)

Effect of exchange rate changes on cash	(2,186)	970

Net increase (decrease) in cash	72,559	(81,811)
Cash at beginning of period	139,488	198,561

Cash at end of period	$212,047	$116,750

Non-cash investing and financing information:
Property, plant and equipment additions included in total liabilities	$11,748	$7,676

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands)

1. Basis of Presentation

        NBTY, Inc. ("NBTY"), together with its subsidiaries, (the "Company," "we," or "us"), is the leading global vertically integrated manufacturer, marketer, distributor and retailer of a broad line of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. We have prepared these financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") applicable to interim financial information and on a basis that is consistent with the accounting principles applied in our audited financial statements for the fiscal year ended September 30, 2014, including the notes thereto (our "2014 Financial Statements") included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 ("2014 Annual Report"). In our opinion, these financial statements reflect all adjustments (including normal recurring items) necessary for a fair presentation of our results for the interim periods presented. These financial statements do not include all information or notes necessary for a complete presentation in conformity with GAAP. Accordingly, these financial statements should be read in conjunction with the 2014 Financial Statements. Results for interim periods are not necessarily indicative of results which may be achieved for a full year.

Estimates

        The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. These judgments can be subjective and complex, and consequently actual results could differ materially from those estimates and assumptions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our most significant estimates include: sales returns, promotions and other allowances; inventory valuation and obsolescence; valuation and recoverability of long-lived assets, including goodwill and intangible assets; stock-based compensation; income taxes and accruals for the outcome of current litigation.

Accounts Receivable Reserves

        Accounts receivable are presented net of the following reserves:

	December 31, 2014	September 30, 2014
Promotional program incentive allowances	$107,852	$83,768
Allowance for sales returns	13,990	15,409
Allowance for doubtful accounts	2,424	2,564

	$124,266	$101,741

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

1. Basis of Presentation (Continued)

Recent Accounting Developments

        In January 2015, the FASB issued guidance which eliminates from GAAP the concept of extraordinary items. The guidance is effective for us beginning October 1, 2016, and early adoption is permitted, provided that adoption is applied from the beginning of the fiscal year of adoption. This guidance may be applied prospectively or retrospectively to all prior periods presented in the financial statements. The adoption of this guidance is not expected to have an impact on our consolidated financial statements.

Revision

        See Note 12 for a revision that was made to the Condensed Consolidating Financial Statements of Guarantors.

2. Inventories

        The components of inventories are as follows:

	December 31, 2014	September 30, 2014
Raw materials	$217,066	$217,697
Work-in-process	20,196	20,898
Finished goods	566,124	614,631

Total	$803,386	$853,226

3. Goodwill and Intangible Assets

        The change in the carrying amount of goodwill by segment is as follows:

	Wholesale	European Retail	Direct Response / E-Commerce	Consolidated
Balance at September 30, 2014	$638,630	$321,257	$203,395	$1,163,282
Foreign currency translation	(3,854)	(12,958)	—	(16,812)

Balance at December 31, 2014	$634,776	$308,299	$203,395	$1,146,470

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

3. Goodwill and Intangible Assets (Continued)

        The carrying amounts of acquired other intangible assets, which are subject to the impact of changes in foreign currency for the periods indicated are as follows:

	December 31, 2014		September 30, 2014
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets:
Brands and customer relationships	$910,563	$165,412	$912,200	$155,776	17 - 25
Tradenames and other	174,726	23,894	175,872	22,644	20 - 30

	1,085,289	189,306	1,088,072	178,420
Indefinite lived intangible assets:
Tradenames	870,395	—	881,940	—

Total intangible assets	$1,955,684	$189,306	$1,970,012	$178,420

        Aggregate amortization expense of definite lived intangible assets included in the consolidated statements of income and comprehensive (loss) income in selling, general and administrative expenses for the three months ended December 31, 2014, and 2013 was $11,358 and $11,603, respectively.

        Assuming no changes in our intangible assets, estimated amortization expense for each of the five succeeding years will be approximately $45,000 per year.

4. Long-Term Debt

        The components of long-term debt are as follows:

	December 31, 2014	September 30, 2014
Senior Credit Facilities:
Term loan B-2	$1,507,500	$1,507,500
Notes	650,000	650,000
Other	748	848

	2,158,248	2,158,348
Less: current portion	(246)	(261)

Total	$2,158,002	$2,158,087

Senior credit facilities

        On October 1, 2010, NBTY entered into its senior secured credit facilities with Barclays Bank PLC, as administrative agent (the "Original Credit Agreement"). The Original Credit Agreement was amended pursuant to the First Amendment and Refinancing Agreement, dated as of March 1, 2011, and further amended pursuant to that Second Amendment Agreement, dated as of October 11, 2012.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

4. Long-Term Debt (Continued)

        On March 21, 2013, NBTY, Alphabet Holding Company, Inc. ("Holdings"), Barclays Bank PLC, as administrative agent, and several other lenders entered into the Third Amendment and Second Refinancing Agreement (the "Second Refinancing") pursuant to which NBTY repriced its term loan B-1 under its then existing credit agreement. Under the terms of the Second Refinancing, the $1,750,000 term loan B-1 was replaced with a new $1,507,500 term loan B-2. Borrowings under term loan B-2 and the revolving credit facility bear interest at a floating rate which can be, at NBTY's option, either (i) Eurodollar (LIBOR) rate plus an applicable margin, or (ii) base rate plus an applicable margin, in each case, subject to a Eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-2 is 2.50% per annum for Eurodollar (LIBOR) loans and 1.50% per annum for base rate loans. The applicable margin for the revolving credit facility remained at 3.25% per annum for Eurodollar (LIBOR) loans and 2.25% per annum for base rate loans, with a step-down of 25 basis points upon the achievement of a total senior secured leverage ratio as set forth in the senior secured credit facilities. Substantially all other terms are consistent with the original term loan B-1, including the maturity dates. As a result of the Second Refinancing, $4,232 of previously capitalized deferred financing costs, as well as $1,151 of the call premium on term loan B-1, were expensed and included in interest expense. In addition, costs incurred and recorded as deferred financing costs were approximately $15,190, including $13,924 of the call premium paid on term loan B-1, and are being amortized using the effective interest method. In accordance with the provisions of the credit agreement governing the senior secured credit facilities, future scheduled payments of principal will not be required until the final balloon payment at maturity in October 2017.

        On November 20, 2014, NBTY amended its senior secured revolving credit facility, extending its maturity to September 2017 and reducing the commitment from $200,000 to $175,000. In connection with this amendment, deferred financing costs of $611 were incurred and will be amortized over the remaining period and $359 of previously capitalized financing costs were written off.

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

        As of December 31, 2014, there were no borrowings drawn from our $175,000 revolving credit facility and there was a letter of credit totaling $4,400, reducing the net availability to $170,600.

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

4. Long-Term Debt (Continued)

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

        The senior secured credit facilities contain customary negative covenants, including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, amend organizational documents, or change our line of business or fiscal year. In addition, NBTY's senior secured credit facilities require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility, including swingline loans and letters of credit. NBTY was in compliance with all covenants under the senior secured credit facilities at December 31, 2014.

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

Holdco Notes

        On October 17, 2012, Holdings issued $550,000 in aggregate principal amount of 7.75%/8.50% contingent cash pay senior notes ("Holdco Notes") that mature on November 1, 2017. Interest on the Holdco Notes accrues at the rate of 7.75% per annum with respect to cash interest and 8.50% per annum with respect to any paid-in-kind interest ("PIK Interest"). Interest on the Holdco Notes is payable semi-annually in arrears on May 1 and November 1 of each year. All interest payments made to date have been in cash. Holdings is a holding company with no operations and has no ability to service interest or principal on the Holdco Notes, other than through dividends it may receive from NBTY. NBTY is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indenture governing NBTY's 9.00% Senior Notes due 2018 ("Notes") and the senior secured credit facilities. NBTY has not guaranteed the indebtedness of Holdings, nor pledged any of its assets as

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

4. Long-Term Debt (Continued)

collateral, and the Holdco Notes are not reflected in NBTY's financial statements. The proceeds from the offering of the Holdco Notes, along with $200,000 of cash on hand from NBTY, as described below, were used to pay transaction fees and expenses, including a consent fee of $17,345 and a $721,682 cash dividend to Holdings' shareholders in October 2012.

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

        All interest payments to date have been in cash and were funded by dividends from NBTY.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

4. Long-Term Debt (Continued)

        Holdings may redeem the Holdco Notes, at its option, in whole at any time or in part from time to time, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on November 1 of the years set forth below:

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

        The Notes are jointly and severally irrevocably and unconditionally guaranteed by each of NBTY's subsidiaries that is a guarantor under the credit agreement. The Notes are uncollateralized and rank senior in right of payment to existing and future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment to NBTY and its subsidiary guarantors' senior unsecured debt, and are effectively junior to any of NBTY or its subsidiary guarantors' secured debt, to the extent of the value of the collateral securing such debt. The Notes contain certain customary covenants including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, or pay dividends. NBTY was in compliance with all covenants under the Notes at December 31, 2014.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

5. Fair Value of Financial Instruments

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

        The following table summarizes liabilities measured at fair value on a recurring basis at December 31, 2014:

	Level 1	Level 2	Level 3
Current (included in accrued expenses and other current liabilities):
Cross currency swaps	$—	$—	$3,156
Non-current (included in other liabilities):
Cross currency swaps	$—	$—	$3,726

        The following table summarizes liabilities measured at fair value on a recurring basis at September 30, 2014:

	Level 1	Level 2	Level 3
Current (included in accrued expenses and other current liabilities):
Interest rate swaps	$—	$1,151	$—
Cross currency swaps	$—	$—	$3,857
Non-current (included in other liabilities):
Cross currency swaps	$—	$—	$14,773

        The Company's swap contracts are measured at fair value based on a market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Although non-performance risk of the Company and the counterparty is present in all swap contracts and is a component of the estimated fair values, we did not view non-performance risk to be a significant input to the fair value for the interest rate swap contracts. However, with respect to our cross currency swap contracts, we believe that non-performance risk is higher; therefore, the Company classifies these swap contracts as "Level 3" in the fair value hierarchy and, accordingly, records estimated fair value

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

5. Fair Value of Financial Instruments (Continued)

adjustments based on internal projections and views of those contracts. The performance risk for the cross currency swap contracts as a percentage of the unadjusted liabilities ranged from 14.4% to 16.7% (15.0% weighted average) as of December 31, 2014 and 8.1% to 8.5% (8.3% weighted average) as of September 30, 2014.

        The following table shows the Level 3 activity related to our cross currency swaps for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014	2013
Beginning balance:	$(18,630)	$(22,254)
Unrealized gain (loss) on cross currency swaps	11,748	(5,105)

Ending balance:	$(6,882)	$(27,359)

Interest Rate Swaps

        During March 2011, we entered into three interest rate swap contracts to fix the LIBOR indexed interest rates on a portion of our senior secured credit facilities until the indicated expiration dates of these swap contracts. Each swap contract had a declining notional amount with a fixed interest rate of 1.92% for a four-year term and matured in December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior secured credit facilities were swapped for fixed interest payments. These interest rate swap contracts were designated as a cash flow hedge of the variable interest payments on a portion of our term loan debt. Hedge effectiveness was assessed based on the overall changes in the fair value of the interest rate swap contracts. Hedge ineffectiveness from inception to December 31, 2014 was insignificant, and was recorded in Miscellaneous, net.

Cross Currency Swaps

        To manage the potential exposure from adverse changes in currency exchange rates, specifically the British pound sterling, arising from our net investment in British pound sterling denominated operations, we entered into three cross currency swap contracts in December 2010, to hedge a portion of the net investment in our British pound denominated foreign operations. The aggregate notional amount of the swap contracts is £194,200 British pounds sterling (approximately $300,000 U.S. dollars), with a forward rate of 1.565, and a termination date of September 30, 2017.

        These cross currency contracts were designated as a net investment hedge to the net investment in our British pound sterling denominated operations. Hedge effectiveness is assessed based on the overall changes in the fair value of the cross currency swap contracts. Any potential hedge ineffectiveness is measured using the hypothetical derivative method and is recognized in current earnings. Hedge ineffectiveness loss/(gain) for the three months ended December 31, 2014 and 2013 was $1,934 and ($1,010), respectively, and is recorded in Miscellaneous, net.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

5. Fair Value of Financial Instruments (Continued)

        The following table shows the effect, net of tax impact, of the Company's derivative instruments designated as cash flow and net investment hedging instruments:

	Three Months Ended December 31,
	2014		2013
	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedges:
Interest rate swaps	$(438)	$(1,159)	$(783)	$(1,868)
Net Investment Hedges:
Cross currency swaps	9,171	—	(4,154)	—

Total	$8,733	$(1,159)	$(4,937)	$(1,868)

Notes

        The fair value of the Notes, based on quoted market prices (Level 2), was approximately $646 as of December 31, 2014.

Term loan B-2

        The face amount of the term loan B-2 is $1,507,500, which approximates fair value based on Level 2 inputs, as this loan accrues interest at a variable interest rate.

6. Litigation Summary

Glucosamine-Based Dietary Supplements

        Beginning in June 2011, certain putative class actions have been filed in various jurisdictions against NBTY, its subsidiary Rexall Sundown, Inc. ("Rexall"), and/or other companies as to which there may be a duty to defend and indemnify, challenging the marketing of glucosamine- based dietary supplements, under various states' consumer protection statutes. The lawsuits against NBTY and its subsidiaries are: Cardenas v. NBTY, Inc. and Rexall Sundown, Inc. (filed June 14, 2011) in the United States District Court for the Eastern District of California, on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus punitive damages and injunctive relief; Jennings v. Rexall Sundown, Inc. (filed August 22, 2011) in the United States District Court for the District of Massachusetts, on behalf of a putative class of Massachusetts consumers seeking unspecified trebled compensatory damages; and Nunez v. NBTY, Inc. et al. (filed March 1, 2013) in the United States District Court for the Southern District of California (the "Nunez Case"), on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus injunctive

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Litigation Summary (Continued)

relief, as well as other cases in California and Illinois against certain wholesale customers as to which we may have certain indemnification obligations.

        In March 2013, NBTY agreed upon a proposed settlement with the remaining plaintiffs, which includes all cases and resolved all pending claims without any admission of or concession of liability by NBTY, and which provided for a release of all claims in return for payments to the class, together with attorneys' fees, and notice and administrative costs. Fairness Hearings took place on October 4, 2013 and November 20, 2013. On January 3, 2014, the court issued an opinion and order approving the settlement as modified (the "Order"). The final judgment was issued on January 22, 2014 (the "Judgment"). Certain objectors filed a notice of appeal of the Order and the Judgment on January 29, 2014 and the plaintiffs filed a notice of appeal on February 3, 2014. On November 19, 2014, the appellate court issued a decision granting the objectors' appeal. The appellate court reversed and remanded the matter to the district court for further proceedings consistent with the appellate court's decision.

        In fiscal 2013, NBTY recorded a provision of $12,000, reflecting its best estimate of exposure for payments to the class together with attorney's fees and notice and administrative costs in connection with this class action settlement. As a result of the court's approval of the settlement and the closure of the claims period, NBTY reduced its estimate of exposure to $6,100. This reduction in the estimated exposure was reflected in the Company's first quarter results for fiscal 2014. Until the cases are resolved, no final determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY.

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

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Litigation Summary (Continued)

Claims in the Ordinary Course

        In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability, intellectual property and Proposition 65 claims) arise from time to time in the ordinary course of our business. We currently believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on our consolidated financial statements, if adversely determined against us.

        Over the past several years, we have been served with various false advertising putative class action cases in various U.S. jurisdictions, as have various other companies in the industry. Over the past few years, the number of these cases has increased, such that at any given time we are defending several suits concerning a variety of products. These cases challenge the marketing of the subject dietary supplements under various states' consumer protection statutes and generally seek unspecified compensatory damages based on theories of restitution and disgorgement, plus punitive damages and injunctive relief. Until these cases are resolved, no determination can be made as to the ultimate outcome of the litigation or the amount of liability on our part.

7. Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2015 and 2029. Therefore, our overall effective income tax rate could vary.

        The effective income tax rate for the three months ended December 31, 2014 and 2013 was 35.7% and 33.0%, respectively. Our effective tax rate for the three months ended December 31, 2014 is higher than the federal statutory rate generally due to the impact of state and local taxes. Our effective tax rate for the three months ended December 31, 2013 was lower than the federal statutory rate generally due to the timing and mixture (foreign and domestic) of income and the partial reinvestment of foreign earnings in fiscal 2014.

        We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. At December 31, 2014, we had accrued $448 and $174 for the potential payment of interest and penalties, respectively. As of December 31, 2014, we were subject to U.S. federal income tax examinations for the tax years 2011 through 2014, and to non-U.S. examinations for tax years 2009 through 2014. In addition, we are generally subject to state and local examinations for fiscal years 2011 through 2014.

        The Company is under an Internal Revenue Service ("IRS") examination for tax years 2011 through 2012. Among other issues, the IRS has questioned the values used by the Company to provide services to an international subsidiary. The Company believes it has appropriately valued such services and intends to continue to support this position as the IRS examination progresses.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

8. Accumulated Other Comprehensive Income (Loss)

        Additions to and reclassifications out of accumulated other comprehensive income (loss) attributable to the Company for the three months ended December 31, 2014 and 2013 were as follows:

	Three Months Ended December 31, 2014(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2014	$(28,482)	$(721)	$(29,203)
Other comprehensive income (loss) before reclassifications	(30,306)	(438)	(30,744)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	1,159	1,159

Balance at December 31, 2014	$(58,788)	$—	$(58,788)

	Three Months Ended December 31, 2013(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2013	$(9,681)	$(3,902)	$(13,583)
Other comprehensive income (loss) before reclassifications	12,196	(783)	11,413
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	1,868	1,868

Balance at December 31, 2013	$2,515	$(2,817)	$(302)

(1)
All amounts are net of tax, amounts in parentheses indicate debits.

(2)
These losses are reclassified into Interest expense. See Note 5, Fair Value of Financial Instruments.

9. Business and Credit Concentration

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

(Unaudited)

(in thousands)

9. Business and Credit Concentration (Continued)

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

        The following customers accounted for the following percentages of net sales for the three months ended December 31, 2014 and 2013, respectively:

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Three Months Ended December 31,		Three Months Ended December 31,
	2014	2013	2014	2013
Customer A	17%	18%	10%	11%
Customer B	18%	17%	11%	10%
Customer C	11%	8%	6%	5%

        The following customers accounted for the following percentages of the Wholesale segment's gross accounts receivable:

	December 31, 2014	September 30, 2014
Customer A	13%	13%
Customer B	10%	11%
Customer C	13%	9%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our consolidated financial statements if we were unable to replace that customer.

10. Related Party Transactions

Consulting Agreement—The Carlyle Group ("Carlyle")

        NBTY entered into a consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to it and its subsidiaries. Under this agreement, subject to certain conditions, NBTY expects to pay an annual consulting fee to Carlyle of $3,000; NBTY reimburses Carlyle for out-of-pocket expenses, and may pay Carlyle additional fees associated with other future

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

10. Related Party Transactions (Continued)

transactions. For the three months ended December 31, 2014 and 2013, these fees totaled $750, in each period, and are recorded in selling, general and administrative expenses. Out of pocket expenditures paid to Carlyle were $334 and $0 for the three months ended December 31, 2014 and 2013, respectively.

Holdings

        Holdings does not have any operations or cash flow other than dividends from NBTY. Holdings has $1,000,000 of Holdco Notes and relies on dividends from NBTY to service the debt. See Note 4 Long-Term Debt for further information.

11. Segment Information

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

  •
  European Retail—This segment generates revenue through its 766 Holland & Barrett stores (including franchised stores in the following countries: 31 in China, 30 in Singapore, 12 in United Arab Emirates,10 in Cyprus, five in Malta and one in each of Gibraltar, Iceland and Kuwait), 148 De Tuinen stores (including six franchised locations) in the Netherlands, 53 GNC branded UK stores, 48 Nature's Way stores in Ireland and 17 Essenza stores in Belgium, as well as internet-based sales from www.hollandandbarrett.com, www.hollandandbarrett.co.uk, www.hollandandbarrett.ie,www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalogs and the internet under the Puritan's Pride tradename. Catalogs are strategically mailed to customers who order by mail, internet, or phone.

  •
  North American Retail—This segment generates revenue through its 403 owned and operated Vitamin World stores selling proprietary brand and third-party products, as well as internet-based sales from www.vitaminworld.com.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Segment Information (Continued)

        The following table represents key financial information of our business segments:

	Total Reportable Business Segments
	Wholesale	European Retail	Direct Response/ E-Commerce	North American Retail	Total	Corporate/ Manufacturing	Consolidated
Three Months Ended December 31, 2014:
Net sales	$495,126	$213,597	$63,143	$53,905	$825,771	$—	$825,771
Income (loss) from operations	64,829	46,315	6,060	1,304	118,508	(22,983)	95,525
Depreciation and amortization	9,002	5,049	2,830	895	17,776	10,289	28,065
Capital expenditures	73	10,703	13	1,023	11,812	7,278	19,090
Three Months Ended December 31, 2013:
Net sales	$505,275	$204,912	$60,362	$56,556	$827,105	$—	$827,105
Income (loss) from operations	82,728	43,960	6,975	2,792	136,455	(22,274)	114,181
Depreciation and amortization	9,086	4,044	2,812	706	16,648	8,918	25,566
Capital expenditures	31	5,321	570	3,633	9,555	11,692	21,247

        Total assets by segment are as follows:

	December 31, 2014	September 30, 2014
Reportable Business Segments:
Wholesale	$2,523,828	$2,581,069
European Retail	918,555	948,010
Direct Response / E-Commerce	512,527	512,642
North American Retail	107,289	107,442

Total Reportable Business Segments:	4,062,199	4,149,163

Corporate / Manufacturing	788,647	728,559

Consolidated assets	$4,850,846	$4,877,722

12. Condensed Consolidating Financial Statements of Guarantors

        The Notes were issued by NBTY and are guaranteed by each of its current and future direct and indirect 100% owned subsidiaries, subject to certain exceptions. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

  1.
  Condensed consolidating financial statements as of December 31, 2014 and September 30, 2014 and for the three months ended December 31, 2014 and 2013 of (a) NBTY, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) NBTY on a consolidated basis; and

  2.
  Elimination entries necessary to consolidate NBTY, the parent, with guarantor and non-guarantor subsidiaries.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

12. Condensed Consolidating Financial Statements of Guarantors (Continued)

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

        We revised the statement of operations with respect to equity in income of subsidiaries from the non-guarantor subsidiaries to the guarantor. This revision impacted the condensed consolidating statement of operations and comprehensive income (loss) for the three months ended December 31, 2013 increasing net income for the guarantors and decreasing the eliminations by $6,166. The revision to this supplemental information did not impact any amounts reported in our previously issued Consolidated Financial Statements. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108, we assessed the materiality of these revisions and concluded that the revisions were not material to any of our previously issued consolidating financial statements. As comparative prior period supplemental guarantor subsidiaries financial information is presented in future filings, we will similarly revise such prior period information.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

12. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$136,850	$3,674	$71,523	$—	$212,047
Accounts receivable, net	—	142,566	42,850	—	185,416
Intercompany	14,634	—	41,677	(56,311)	—
Inventories	—	600,305	203,081	—	803,386
Deferred income taxes	—	25,102	1,853	—	26,955
Other current assets	18,424	14,028	36,807	—	69,259

Total current assets	169,908	785,675	397,791	(56,311)	1,297,063
Property, plant and equipment, net	105,957	293,901	193,935	—	593,793
Goodwill	—	726,354	420,116	—	1,146,470
Other intangible assets, net	—	1,428,727	337,651	—	1,766,378
Other assets	38,334	8,724	84	—	47,142
Intercompany loan receivable	2,484,368	1,188,662	—	(3,673,030)	—
Investments in subsidiaries	2,071,071	140,782	—	(2,211,853)	—

Total assets	$4,869,638	$4,572,825	$1,349,577	$(5,941,194)	$4,850,846

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$—	$—	$246	$—	$246
Accounts payable	—	176,725	89,007	—	265,732
Intercompany	—	56,311	—	(56,311)	—
Accrued expenses and other current liabilities	17,791	126,197	53,347	—	197,335

Total current liabilities	17,791	359,233	142,600	(56,311)	463,313
Intercompany loan payable	1,188,659	2,157,500	326,871	(3,673,030)	—
Long-term debt, net of current portion	2,157,500	—	502	—	2,158,002
Deferred income taxes	22,281	583,925	99,266	—	705,472
Other liabilities	3,726	16,553	24,099	—	44,378

Total liabilities	3,389,957	3,117,211	593,338	(3,729,341)	3,371,165
Commitments and contingencies
Stockholder's Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,561,746	1,358,862	746,911	(2,105,773)	1,561,746
(Accumulated deficit) retained earnings	(23,277)	107,745	60,266	(168,011)	(23,277)
Accumulated other comprehensive income (loss)	(58,788)	(10,993)	(50,938)	61,931	(58,788)

Total stockholder's equity	1,479,681	1,455,614	756,239	(2,211,853)	1,479,681

Total liabilities and stockholder's equity	$4,869,638	$4,572,825	$1,349,577	$(5,941,194)	$4,850,846

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

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

12. Condensed Consolidating Financial Statements of Guarantors (Continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)
For three months ended December 31, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$557,361	$289,017	$(20,607)	$825,771

Costs and expenses:
Cost of sales	—	338,946	126,841	(20,607)	445,180
Advertising, promotion and catalog	—	34,947	11,947	—	46,894
Selling, general and administrative	22,890	114,937	100,345	—	238,172

	22,890	488,830	239,133	(20,607)	730,246

Income (loss) from operations	(22,890)	68,531	49,884	—	95,525

Other income (expense):
Intercompany interest	39,809	(34,781)	(5,028)	—	—
Interest	(34,781)	65	(31)	—	(34,747)
Miscellaneous, net	(1,746)	(843)	1,234	—	(1,355)

	3,282	(35,559)	(3,825)	—	(36,102)

Income (loss) before income taxes	(19,608)	32,972	46,059	—	59,423
Provision (benefit) for income taxes	(1,166)	12,035	10,363	—	21,232
Equity in income of subsidiaries	56,633	6,333	—	(62,966)	—

Net income (loss)	38,191	27,270	35,696	(62,966)	38,191

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes	(30,306)	(5,681)	(30,447)	36,128	(30,306)
Change in fair value of interest rate swaps, net of taxes	721	721	—	(721)	721

Total other comprehensive income (loss), net of tax	(29,585)	(4,960)	(30,447)	35,407	(29,585)
Comprehensive income (loss)	$8,606	$22,310	$5,249	$(27,559)	$8,606

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

12. Condensed Consolidating Financial Statements of Guarantors (Continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)
For three months ended December 31, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$571,066	$285,141	$(29,102)	$827,105

Costs and expenses:
Cost of sales	—	341,868	128,952	(29,102)	441,718
Advertising, promotion and catalog	—	29,114	9,408	—	38,522
Selling, general and administrative	22,273	116,880	93,531	—	232,684

	22,273	487,862	231,891	(29,102)	712,924

Income (loss) from operations	(22,273)	83,204	53,250	—	114,181

Other income (expense):
Intercompany interest	39,708	(34,798)	(4,910)	—	—
Interest	(34,798)	—	(20)	—	(34,818)
Miscellaneous, net	910	951	(871)	—	990

	5,820	(33,847)	(5,801)	—	(33,828)

Income (loss) before income taxes	(16,453)	49,357	47,449	—	80,353
Provision (benefit) for income taxes	(5,369)	18,615	13,286	—	26,532
Equity in income of subsidiaries	64,905	6,166	—	(71,071)	—

Net income (loss)	53,821	36,908	34,163	(71,071)	53,821

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes	12,196	2,205	9,915	(12,120)	12,196
Change in fair value of interest rate swaps, net of taxes	1,085	1,085	—	(1,085)	1,085

Total other comprehensive income (loss), net of tax	13,281	3,290	9,915	(13,205)	13,281
Comprehensive income (loss)	$67,102	$40,198	$44,078	$(84,276)	$67,102

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

12. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2014

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(24,334)	$142,688	$23,505	$(8,789)	$133,070

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,954)	(1,009)	(9,127)		(19,090)
Proceeds from sale of property, plant and equipment	—	193	—		193
Investment in subsidiary	(7,000)	—	—	7,000	—

Net cash used in investing activities	(15,954)	(816)	(9,127)	7,000	(18,897)

Cash flows from financing activities:
Principal payments under long-term agreements	—	—	(67)	—	(67)
Payments for financing fees	(611)	—	—	—	(611)
Dividends paid	(38,750)	—	(8,789)	8,789	(38,750)
Capital contribution	—	—	7,000	(7,000)	—
Intercompany accounts	138,949	(138,949)	—	—	—

Net cash used in financing activities	99,588	(138,949)	(1,856)	1,789	(39,428)

Effect of exchange rate changes on cash	—	—	(2,186)	—	(2,186)

Net increase in cash	59,300	2,923	10,336	—	72,559
Cash at beginning of period	77,550	751	61,187	—	139,488

Cash end of period	$136,850	$3,674	$71,523	$—	$212,047

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

12. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2013

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(6,378)	$(54,362)	$23,876	$(3,225)	$(40,089)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,127)	(12,388)	(7,732)		(21,247)

Net cash used in investing activities	(1,127)	(12,388)	(7,732)	—	(21,247)

Cash flows from financing activities:
Principal payments under long-term agreements	—	—	(132)	—	(132)
Dividends paid	(21,313)	—	(3,225)	3,225	(21,313)
Intercompany accounts	(33,387)	33,387	—	—	—

Net cash used in financing activities	(54,700)	33,387	(3,357)	3,225	(21,445)

Effect of exchange rate changes on cash	—	—	970	—	970

Net (decrease) in cash	(62,205)	(33,363)	13,757	—	(81,811)
Cash at beginning of period	81,356	35,357	81,848	—	198,561

Cash at end of period	$19,151	$1,994	$95,605	$—	$116,750

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

  •
  legal proceedings initiated by regulators in the United States or abroad or lawsuits arising in the ordinary course of business;

  •
  unavailability of, or our inability to consummate, advantageous acquisitions in the future, or our inability to integrate acquisitions into the mainstream of our business;

  •
  loss of executive officers or other key personnel;

  •
  loss of certain third party suppliers;

  •
  the availability of raw materials;

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

        The statements in the following discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (our "2014 Annual Report"). Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the condensed consolidated financial statements, including the related notes, contained elsewhere herein and with the 2014 Annual Report. All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. All dollar values in this section, unless otherwise noted, are denoted in thousands. Numerical figures have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

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

  •
  European Retail—This segment generates revenue through its 766 Holland & Barrett stores (including franchised stores in the following countries: 31 in China, 30 in Singapore, 12 in United Arab Emirates,10 in Cyprus, five in Malta and one in each of Gibraltar, Iceland and Kuwait), 148 De Tuinen stores (including six franchised locations) in the Netherlands, 53 GNC branded UK stores, 48 Nature's Way stores in Ireland and 17 Essenza stores in Belgium, as well as internet-based sales from www.hollandandbarrett.com, www.hollandandbarrett.co.uk, www.hollandandbarrett.ie,www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalogs and the internet under the Puritan's Pride tradename. Catalogs are strategically mailed to customers who order by mail, internet, or phone.

  •
  North American Retail—This segment generates revenue through its 403 owned and operated Vitamin World stores selling proprietary brand and third-party products, as well as internet-based sales from www.vitaminworld.com.

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

Results of Operations

Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013:

  Net Sales

        Net sales by segment were as follows:

	Three Months Ended December 31,
	2014		2013
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale	$495,126	60.0%	$505,275	61.1%	$(10,149)	(2.0)%
European Retail	213,597	25.9%	204,912	24.8%	8,685	4.2%
Direct Response/E-Commerce	63,143	7.6%	60,362	7.3%	2,781	4.6%
North American Retail	53,905	6.5%	56,556	6.8%	(2,651)	(4.7)%

Net sales	$825,771	100.0%	$827,105	100.0%	$(1,334)	(0.2)%

Wholesale

        Net sales for the Wholesale segment decreased $10,149, or 2.0%, to $495,126 for the three months ended December 31, 2014, as compared to the prior comparable period. This decrease is due to

$13,954 lower net sales to certain contract manufacturing and private label accounts partially offset by $3,805 higher net sales of our branded products, both domestically and internationally, as there were increases in core brands with decreases in our joint care brands. Domestic branded net sales increased $1,029 and international branded net sales increased $2,776 for the three months ended December 31, 2014, as compared to the prior comparable period.

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

        We use targeted promotions to grow overall sales. Promotional programs and rebates were 16.8% of sales for the three months ended December 31, 2014, as compared to 15.9% of sales for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were 1.2% and 1.5% of Wholesale sales for each of the three months ended December 31, 2014 and 2013, respectively, and are primarily attributable to returns in the ordinary course of business. We expect product returns relating to normal operations to trend between 1% and 2% of Wholesale sales in future quarters.

        The following customers accounted for the following percentages of net sales for the three months ended December 31, 2014 and 2013, respectively:

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Three Months Ended December 31,		Three Months Ended December 31,
	2014	2013	2014	2013
Customer A	17%	18%	10%	11%
Customer B	18%	17%	11%	10%
Customer C	11%	8%	6%	5%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our consolidated financial statements if we were unable to replace that customer.

  European Retail

        Net sales for the European Retail segment increased $8,685, or 4.2%, to $213,597 for the three months ended December 31, 2014, as compared to the prior comparable period. This increase is attributable to more successful promotional activity and additional stores opened during the period. Offsetting the increase, the average exchange rate of the British pound sterling to the U.S. dollar decreased 2.2% and the euro to the U.S. dollar decreased 8.3% as compared to the prior comparable period. In local currency, net sales increased 8.1% and sales for stores open more than one year (same store sales which include online sales) increased 5.7% as compared to the prior comparable period.

        The following is a summary of European Retail store activity:

	Three Months Ended December 31,
	2014	2013
Company-owned stores
Open at beginning of the period	927	901
Opened during the period	8	4
Closed during the period	—	(3)

Open at end of the period	935	902

Franchised stores
Open at beginning of the period	89	79
Opened during the period	8	9
Closed during the period	—	(2)

Open at end of the period	97	86

Total company-owned and franchised stores
Open at beginning of the period	1,016	980
Opened during the period	16	13
Closed during the period	—	(5)

Open at end of the period	1,032	988

  Direct Response/E-Commerce

        Net sales for the Direct Response/E-Commerce segment increased by $2,781, or 4.6%, to $63,143 for the three months ended December 31, 2014, as compared to the prior comparable period. The total number of orders increased approximately 10%, while the average order size declined approximately 5% for the three months ended December 31, 2014, as compared to the prior comparable period. E-commerce orders comprised 76% of total Direct Response/E-Commerce orders for the three months ended December 31, 2014 as compared to 70% in the prior comparable period. We remain among the leaders for vitamin and nutritional supplements in the direct response and e-commerce sectors, and we continue to increase the number of products available via our catalog and websites.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical results reflect this pattern and therefore this division should be viewed on an annual, and not quarterly, basis.

  North American Retail

        Net sales for the North American Retail segment decreased $2,651, or 4.7%, to $53,905 for the three months ended December 31, 2014, as compared to the prior comparable period. Same store sales (which include online sales) declined 3.0% due to a softer retail environment.

        The following is a summary of North American Retail store activity:

	Three Months Ended December 31,
	2014	2013
Open at beginning of the period	414	421
Opened during the period	2	8
Closed during the period	(13)	(6)

Open at end of the period	403	423

  Cost of Sales

        Cost of sales was as follows:

	Three Months Ended December 31,
	2014	2013	$ change	% change
Cost of sales	$445,180	$441,718	$3,462	0.8%
Percentage of net sales	53.9%	53.4%

        Cost of sales as a percentage of net sales increased by 0.5 percentage points. The increase in the percentage of cost of sales was primarily due to lower margins earned on private label products and an increase in reserves on certain inventory in China due to regulatory uncertainty.

        Due to competitive pressure in the private label business, the cost of sales for our private label business as a percentage of net sales could fluctuate. This would adversely affect gross profits during the affected periods. To address these matters, we continuously seek to implement additional improvements in our supply chain and we are increasing our focus on our branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses were as follows:

	Three Months Ended December 31,
	2014	2013	$ change	% change
Advertising, promotion and catalog	$46,894	$38,522	$8,372	21.7%
Percentage of net sales	5.7%	4.7%

        The $8,372 or 21.7% increase in advertising, promotion and catalog expense primarily related to increased advertising in our Wholesale segment, as we continue to increase our focus on branded products, as well as increased spending on media and loyalty program costs in our European Retail segment.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") were as follows:

	Three Months Ended December 31,
	2014	2013	$ change	% change
Selling, general and administrative	$238,172	$232,684	$5,488	2.4%
Percentage of net sales	28.8%	28.1%

        The SG&A increase of $5,488, or 2.4%, for the three months ended December 31, 2014, as compared to the prior comparable period, is primarily due to (i) $2,803 of additional depreciation primarily due to the implementation of a POS system in our European Retail segment as well as the ongoing implementation and support of our ERP system in Corporate/Manufacturing, (ii) $2,668 of increased legal settlement costs primarily related to a reduction of an estimated settlement value in the prior comparable period, and (iii) $1,903 of increased professional fees relating to outsourcing services to support our IT environment, partially offset by the reduction of insurance costs of $1,489 due to lower rates.

  Income from Operations

        Income from operations was as follows:

	Three Months Ended December 31,
	2014	2013	$ change	% change
Wholesale	$64,829	$82,728	$(17,899)	(21.6)%
European Retail	46,315	43,960	2,355	5.4%
Direct Response/E-Commerce	6,060	6,975	(915)	(13.1)%
North American Retail	1,304	2,792	(1,488)	(53.3)%
Corporate/Manufacturing	(22,983)	(22,274)	(709)	(3.2)%

Total	$95,525	$114,181	$(18,656)	(16.3)%

Percentage of net sales	11.6%	13.8%

        The decrease in the Wholesale segment was primarily due to the decrease in net sales and increase in advertising expense. The increase in the European Retail segment was the result of higher sales volume offset by increased advertising and SG&A costs (primarily payroll costs and building costs associated with new stores). The decrease in the Direct Response/E-Commerce segment was primarily due to increased cost of sales as a percentage of net sales due to additional sales promotions. The decrease in the North American Retail segment was primarily due to the decrease in net sales from store closures and lower same store sales from the prior year as well as increased cost of sales as a percentage of net sales due to additional sales promotions. Corporate/Manufacturing increased due to increases in legal settlements as there was a reduction of an estimated settlement value in the prior period and increases in depreciation expense with the ongoing implementation of our ERP system, partially offset by decreases in building and salary costs.

  Interest Expense

        Interest expense for the three months ended December 31, 2014 remained relatively consistent as compared to the prior comparable period.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2015 and 2029. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended December 31, 2014 and 2013 was 35.7% and 33.0%, respectively. Our effective tax rate for the three months ended December 31, 2014 is higher than the federal statutory rate generally due to the impact of state and local taxes. Our effective tax rate for the three months ended December 31, 2013 was lower than the federal statutory rate generally due to the timing and mixture (foreign and domestic) of income and the partial reinvestment of foreign earnings in fiscal 2014.

Liquidity and Capital Resources

        NBTY's primary sources of liquidity and capital resources are cash generated from operations and funds available under its revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

        The following table sets forth, for the periods indicated, cash balances and working capital:

	As of December 31, 2014	As of September 30, 2014
Cash and cash equivalents	$212,047	$139,488
Working capital (including cash and cash equivalents)	$833,750	$826,960

        We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, investing and financing requirements. As of December 31, 2014, cash and cash equivalents of $71,523 were held by our foreign subsidiaries and are generally subject to U.S. income taxes upon repatriation to the United States. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law.

        The increase in cash and cash equivalents of $72,559 at December 31, 2014 as compared to September 30, 2014 was primarily due to lower inventories and the increase in accounts payable, partially offset by lower accrued expenses.

        The increase in working capital of $6,790 at December 31, 2014 as compared to September 30, 2014 was primarily due to the increase in cash, offset by the decrease in inventory.

        The following table sets forth, for the periods indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Three Months Ended December 31,
	2014	2013
Net cash provided by (used in) operating activities	$133,070	$(40,089)
Net cash used in investing activities	$(18,897)	$(21,247)
Net cash used in financing activities	$(39,428)	$(21,445)
Inventory turnover	2.1	2.3
Days sales (Wholesale) outstanding in accounts receivable	36	35

        Net cash provided by operating activities increased for the three months ended December 31, 2014 as compared to the prior comparable period, primarily due to i) inventory fluctuations whereby the inventory levels increased in the prior comparable period to increase order fulfillment rates and have decreased in the current period and, ii) the decrease in the accounts receivable outflow due to the increase in collections from customers in the current period.

        During the three months ended December 31, 2014 and 2013, net cash used in investing activities consisted primarily of purchases of property, plant and equipment.

        For the three months ended December 31, 2014 and 2013, net cash used in financing activities primarily related to dividends paid to Alphabet Holding Company, Inc. ("Holdings").

        We expect our fiscal 2015 capital expenditures to be higher than fiscal 2014 as a result of the continued investment in our ERP systems, as well as additional investments in stores of our European Retail segment.

Senior Secured Credit Facilities, Holdco Notes and Notes

        On October 1, 2010, NBTY entered into its senior secured credit facilities with Barclays Bank PLC, as administrative agent (the "Original Credit Agreement"). The Original Credit Agreement was amended pursuant to the First Amendment and Refinancing Agreement, dated as of March 1, 2011, and further amended pursuant to that Second Amendment Agreement, dated as of October 11, 2012.

        On March 21, 2013, NBTY, Holdings, Barclays Bank PLC, as administrative agent, and several other lenders entered into the Third Amendment and Second Refinancing Agreement and completed the Second Refinancing, amending the credit agreement governing NBTY's senior secured credit facilities pursuant to which NBTY repriced its term loan B-1 under its then existing credit agreement. Under the terms of the Second Refinancing, the $1,750,000 term loan B-1 was replaced with a new $1,507,500 (the current principal amount outstanding) term loan B-2. Borrowings under term loan B-2 and the revolving credit facility bear interest at a floating rate which can be, at NBTY's option, either (i) eurodollar (LIBOR) rate plus an applicable margin, or (ii) base rate plus an applicable margin, in each case, subject to a eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-2 is 2.50% per annum for eurodollar (LIBOR) loans and 1.50% per annum for base rate loans. The applicable margin for the revolving credit facility remained at 3.25% per annum for eurodollar (LIBOR) loans and 2.25% per annum for base rate loans, with a step-down of 25 basis points upon the achievement of a total senior secured leverage ratio as set forth in the senior secured credit facilities. Substantially all other terms are consistent with the original term loan B-1, including the maturity dates. As a result of the Second Refinancing, $4,232 of previously capitalized deferred financing costs as well as $1,151 of the call premium on term loan B-1 were expensed and costs incurred and recorded as deferred financing costs were approximately $15,190, including $13,924 of the call premium paid on term loan B-1, and will be amortized using the effective interest method. In accordance with the provisions of the credit agreement governing the senior secured credit facilities, future scheduled payments of principal will not be required until the final balloon payment at maturity in October 2017.

        On November 20, 2014, NBTY amended its senior secured revolving credit facility, extending its maturity to September 2017 and reducing the commitment from $200,000 to $175,000. In connection with this amendment, deferred financing costs of $611 were incurred and will be amortized over the remaining period.

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

        In addition, the credit agreement requires the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility (including swingline loans and letters of credit). As of December 31, 2014, NBTY was in compliance with all covenants under the credit agreement.

        As of December 31, 2014, there were no borrowings drawn from our $175,000 revolving credit facility and there was a letter of credit totaling $4,400, reducing the net availability to $170,600.

Original Holdco Notes

        On October 17, 2012, Holdings issued $550,000 of the original Holdco Notes. Interest on the original Holdco Notes accrues at the rate of 7.75% per annum with respect to Cash Interest and 8.50% per annum with respect to any paid- in-kind interest. The proceeds from the offering of the original Holdco Notes, along with the $200,000 from NBTY, were used to pay transaction fees and expenses and a dividend of approximately $721,682 to Holdings' shareholders.

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

        As described above, Holdings' ability to pay PIK Interest depends on the calculation of the Applicable Amount regardless of the availability of cash at Holdings. All interest payments made to date have been in cash. As of December 31, 2014, NBTY currently anticipates that it will have sufficient restricted payment capacity to enable Holdings to pay cash interest on the Holdco Notes for the current interest period; however, this may change as a result of a variety of factors. To the extent Holdings makes such interest payments in cash, NBTY will be required to provide the necessary funding.

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

        The computation of NBTY's senior secured leverage ratio, to the extent then applicable, is as follows:

		December 31, 2014	December 31, 2013
Senior secured debt		$1,507,500	$1,507,500
Less up to $150,000 unrestricted cash balance		(150,000)	(105,277)

	(a)	$1,357,500	$1,402,223

NBTY Consolidated EBITDA (Four consecutive quarters)	(b)	$477,070	$541,165

Senior Secured Leverage Ratio	(a/b)	2.85x	2.59x
Maximum Allowed (per the senior secured credit facilities to the extent then applicable)		3.75x	4.00x

        EBITDA and Consolidated EBITDA have limitations as analytical tools, and should not considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

        The following table reconciles net income (loss) to EBITDA and Consolidated EBITDA (as defined in our senior secured credit facilities) for the three months ended and four consecutive quarters ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Four Consecutive quarters ended December 31,
	2014	2013	2014	2013
Net income (loss)	$38,191	$53,821	$(59,782)	$138,131
Interest expense	34,747	34,818	135,968	144,786
Provision (benefit) for income taxes	21,232	26,532	4,845	58,139
Depreciation and amortization	28,065	25,566	109,056	112,811

EBITDA	122,235	140,737	190,087	453,867
Severance costs(a)	2,773	547	9,304	19,126
Stock-based compensation(b)	732	1,620	3,200	3,297
Management fee(c)	750	750	3,000	3,000
Inventory fair value adjustment(d)	—	—	—	1,294
Consulting fees(e)	5,420	7,315	21,691	28,122
Impairments and disposals(f)	635	99	215,219	1,575
Other items(g)	8,200	(1,529)	26,930	34,336
Pro forma cost savings(h)	8,000	11,319	31,998	45,275
Limitation on certain EBITDA adjustments(i)	(6,090)	(12,182)	(24,359)	(48,727)

Consolidated EBITDA	$142,655	$148,676	$477,070	$541,165

(a)
Reflects the exclusion of severance costs incurred at various subsidiaries of the Company. Included in the four consecutive quarters ended December 31, 2013 are workforce reduction costs of $16,752 relating to the facility restructuring.

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

(f)
Reflects the impairment of certain assets, including the impairment of $207,334 relating to goodwill and intangible assets in our Direct Response / E-commerce and North American Retail segments in the four consecutive quarters ended December 31, 2014.

(g)
Reflects the exclusion of various items, as permitted in our senior secured credit facilities, which among other items includes: restructuring charges, business optimization expenses, ineffectiveness on certain derivative instruments, gains and losses on dispositions.

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

(j)
Consists of selling, general and administrative costs related solely to the parent company and differences in the amount of limitation on certain EBITDA adjustments, as dictated by the NBTY senior secured credit facilities.

Off-Balance Sheet Arrangements

        See description of the Holdco Notes in the Liquidity and Capital Resources section for the off-balance sheet arrangements.

Seasonality

        Although we believe that our business is not seasonal in nature, historically we have experienced, and expect to continue to experience, variations in our net sales and operating results from quarter to quarter. The factors that influence this variability of quarterly results include general economic and industry conditions affecting consumer spending, changing consumer demands and current news on nutritional supplements, the timing of our introduction of new products, promotional program incentives offered to customers, the timing of catalog promotions, the level of consumer acceptance of new products and actions of competitors. Accordingly, a comparison of our results of operations from consecutive periods is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future performance. Additionally, we may experience higher net sales in a quarter depending upon when we have engaged in significant promotional activities.

Foreign Currency

        Approximately 35% and 33%, respectively, of our net sales during the three months ended December 31, 2014 and 2013, were denominated in currencies other than U.S. dollars, principally British pounds sterling and to a lesser extent euros, Canadian dollars and Chinese renminbi. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on us, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	December 31, 2014	September 30, 2014
Total Assets	27%	27%
Total Liabilities	5%	5%

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. dollars. This process results in exchange rate gains and losses, which are included as a separate component of Stockholder's equity under the caption "Accumulated other comprehensive income (loss)."

        During the three months ended December 31, 2014 and 2013, translation (losses) gains of ($30,306) and $12,196, respectively, were included in determining other comprehensive income (loss). Accordingly cumulative translation losses of approximately ($58,788) and ($28,481) were included as part of accumulated other comprehensive loss within the consolidated balance sheets at December 31, 2014 and September 30, 2014, respectively.

        The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies against the U.S. dollar. These currencies include the British pound sterling, the euro, the Canadian dollar and the Chinese renminbi. Any future translation gains or losses could be significantly different than those noted in each of these years.

Recent Accounting Developments

        In January 2015, the FASB issued guidance which eliminates from GAAP the concept of extraordinary items. The guidance is effective for us beginning October 1, 2016, and early adoption is permitted, provided that adoption is applied from the beginning of the fiscal year of adoption. This guidance may be applied prospectively or retrospectively to all prior periods presented in the financial statements. The adoption of this guidance is not expected to have an impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

        We describe our significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements included in our 2014 Annual Report. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the 2014 Annual Report. There have been no significant changes in our significant accounting policies or critical accounting estimates since September 30, 2014. As noted in the Form 10-K, relatively small declines in the future performance and cash flows within the wholesale business may result in the recognition of asset impairment charges. Certain categories within the wholesale segment are performing below expectations which increases the risk of impairment for the indefinite-lived tradenames associated with those categories. The carrying value of the tradenames associated with the wholesale business as of December 31, 2014 was approximately $435,000.

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

        We have subsidiaries whose operations are denominated in foreign currencies (primarily the British pound sterling, the euro, the Canadian dollar and the Chinese renminbi). We consolidate the earnings of our foreign subsidiaries by translating them into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the remeasurement of these foreign currency denominated transactions results in increased net sales, operating expenses and net income. Similarly, our net sales, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.

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

        Net sales denominated in foreign currencies were approximately $284,990, or 34.5%, of total net sales for the three months ended December 31, 2014. A majority of our foreign currency exposure is denominated in British pounds sterling, the euro, Canadian dollars and the Chinese renminbi. For the three months ended December 31, 2014, as compared to the prior comparable period, the British pound sterling, the euro, and the Canadian dollars decreased 7.6%, 2.2% and 8.3%, respectively, as compared to the U.S. dollar and the Chinese renminbi remained consistent as compared to the U.S. dollar. The combined effect of the changes in these currency rates resulted in a decrease of $11,049 in net sales and a decrease of $2,168 in operating income.

        Assuming NBTY's senior secured credit facilities are fully drawn, each one eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on our senior secured credit facilities by approximately $2,103 per year.

 NBTY, Inc. and Subsidiaries
Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2014, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        In March 2013, NBTY agreed upon a proposed settlement with the remaining plaintiffs, which includes all cases and resolved all pending claims without any admission of or concession of liability by NBTY, and which provided for a release of all claims in return for payments to the class, together with attorneys' fees, and notice and administrative costs. Fairness Hearings took place on October 4, 2013 and November 20, 2013. On January 3, 2014, the court issued an opinion and order approving the settlement as modified (the "Order"). The final judgment was issued on January 22, 2014 (the "Judgment"). Certain objectors filed a notice of appeal of the Order and the Judgment on January 29, 2014 and the plaintiffs filed a notice of appeal on February 3, 2014. On November 19, 2014, the appellate court issued a decision granting the objectors' appeal. The appellate court reversed and remanded the matter to the district court for further proceedings consistent with the appellate court's decision.

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

Claims in the Ordinary Course

        In addition to the foregoing, other regulatory inquiries, claims, suits and complaints (including product liability, intellectual property and Proposition 65 claims) arise from time to time in the ordinary course of our business. We currently believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on of our consolidated financial statements, if adversely determined against us.

        Over the past several years, we have been served with various false advertising putative class action cases in various U.S. jurisdictions, as have various other companies in the industry. Over the past few years, the number of these cases has increased, such that at any given time we are defending several suits concerning a variety of products. These cases challenge the marketing of the subject dietary supplements under various states' consumer protection statutes and generally seek unspecified compensatory damages based on theories of restitution and disgorgement, plus punitive damages and injunctive relief. Until these cases are resolved, no determination can be made as to the ultimate outcome of the litigation or the amount of liability on our part.

 NBTY, Inc. and Subsidiaries
Item 1A.    Risk Factors

Risk Factors

        In addition to the other information set forth in this Report, you should carefully consider the risk factors disclosed under the caption "Risk Factors" in the 2014 Annual Report and the additional risk factors set forth below. These factors could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in the 2014 Annual Reportand below are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows. Except as set forth below, there have been no significant changes relating to the risk factors described in the 2014 Annual Report.

        We may be exposed to legal proceedings or actions initiated by regulators in the United States or abroad that could increase our costs and adversely affect our reputation, revenues and operating income.

        In all jurisdictions in which we operate, non-compliance with relevant legislation can result in regulators bringing administrative, civil or, in some cases, criminal proceedings. In the United States, the FTC has brought and considered bringing actions against us in the past. In China regulators have strengthened administration of regulations on dietary supplements products pending the enactment of the Food Safety Law Amendment. In the United Kingdom, it is common for regulators to prosecute retailers and manufacturers for non-compliance with legislation governing foodstuffs and medicines. In the United States, we are undergoing an audit of our compliance of unclaimed or abandoned property (escheat) laws currently for nineteen states for the years 1986 through the present. On February 2, 2015, the State of New York Office of the Attorney General sent letters to several major retailers demanding that they cease and desist selling their store brands for specific manufacturing lots of a select number of popular herbal supplements that the Attorney General alleges were inaccurately labeled. While NBTY was not a recipient of any of these cease and desist letters, we do manufacture on behalf of certain retail customers several of the private label products named in the letters. We do not believe these allegations are accurate, however, these allegations may lead to further legal proceedings or actions by regulators or third party claimants, which could have a material adverse impact on the industry overall and us in particular. Our failure to comply with applicable legislation could occur from time to time, and prosecution for any such violations could have a material adverse effect on our business, results of operations, financial condition and cash flows. See "Item 1. Business—Government Regulation" of the 2014 Annual Report for additional information.

NBTY, Inc. and Subsidiaries
Item 6.    Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of NBTY, Inc. (Incorporated by reference to Exhibit 3.1 to NBTY's Registration Statement on Form S-4 (No. 333-172973) (the "Registration Statement").
3.2	Second Amended and Restated By-Laws of NBTY, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement).
10.1	Employment Agreement, dated December 5, 2014, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Brian Wynne.*
10.2	Letter Agreement, dated January 7, 2015, by and between NBTY, Inc. and Harvey Kamil*
31.1	Rule 13a-14(a) Certification of Principal Financial Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

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

NBTY, Inc. (Registrant)
Date: February 10, 2015	By:	/s/ STEVEN CAHILLANE Steven Cahillane Chief Executive Officer, President and Director
Date: February 10, 2015	By:	/s/ DIPAK GOLECHHA Dipak Golechha Chief Financial Officer