Form 10-Q
period 2015-03-31
NBTY INC
filed 2015-05-07
CIK 70793

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333-186802

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        As of May 4, 2015, the number of shares of common stock outstanding was 1,000.

NBTY, Inc. and Subsidiaries
INDEX

PART I
Item 1. Financial Statements

NBTY, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2015	September 30, 2014
		(As Adjusted)
Assets
Current assets:
Cash and cash equivalents	$250,398	$139,488
Accounts receivable, net	208,451	175,701
Inventories	780,100	853,226
Deferred income taxes	26,603	28,915
Other current assets	48,808	61,509

Total current assets	1,314,360	1,258,839
Property, plant and equipment, net	591,895	597,202
Goodwill	1,118,867	1,163,282
Intangible assets, net	1,736,521	1,791,592
Other assets	21,157	8,207

Total assets	$4,782,800	$4,819,122

Liabilities and Stockholders' Equity
Current liabilities:
Current portion long-term debt	$174	$261
Accounts payable	269,694	227,877
Accrued expenses and other current liabilities	235,021	221,056

Total current liabilities	504,889	449,194
Long-term debt, net of current portion	2,107,757	2,099,487
Deferred income taxes	691,767	707,962
Other liabilities	37,224	53,386

Total liabilities	3,341,637	3,310,029

Commitments and contingencies
Stockholder's equity:
Common stock, successor, $0.01 par; one thousand shares authorized, issued and outstanding at March 31, 2015 and September 30, 2014	—	—
Capital in excess of par	1,562,427	1,561,014
Accumulated deficit	(10,021)	(22,718)
Accumulated other comprehensive loss	(111,243)	(29,203)

Total stockholder's equity	1,441,163	1,509,093

Total liabilities and stockholder's equity	$4,782,800	$4,819,122

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive (Loss) Income

(Unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net sales	$787,876	$779,026	$1,613,647	$1,606,131

Costs and expenses:
Cost of sales	438,864	431,081	884,044	872,799
Advertising, promotion and catalog	58,505	58,783	105,399	97,305
Selling, general and administrative	235,460	238,894	473,632	471,577
Facility restructuring charges (See Note 2)	4,418	—	4,418	—

	737,247	728,758	1,467,493	1,441,681

Income from operations	50,629	50,268	146,154	164,450

Other income (expense):
Interest	(32,426)	(33,086)	(67,173)	(67,904)
Miscellaneous, net	2,525	(1,714)	1,170	(725)

	(29,901)	(34,800)	(66,003)	(68,629)

Income from operations before income taxes	20,728	15,468	80,151	95,821
Provision for income taxes	7,472	5,568	28,705	32,100

Net income	13,256	9,900	51,446	63,721

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of $(1,697), $1,145, $(2,093), and $3,533	(52,455)	(706)	(82,761)	11,489
Change in fair value of interest rate swaps, net of taxes of $0, $(427), $(442) and $(1,124)	—	684	721	1,769

Total other comprehensive (loss) income, net of tax:	(52,455)	(22)	(82,040)	13,258
Comprehensive (loss) income	$(39,199)	$9,878	$(30,594)	$76,979

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$51,446	$63,721
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairments and disposals of assets	945	5,324
Depreciation of property, plant and equipment	35,123	28,262
Amortization of intangible assets	22,675	23,137
Foreign currency transaction (gain) loss	(55)	376
Amortization and write-off of deferred financing fees	9,581	9,408
Stock-based compensation	1,406	2,556
Allowance for doubtful accounts	256	303
Inventory reserves	12,401	4,752
Deferred income taxes	(8,379)	(3,041)
Changes in operating assets and liabilities:
Accounts receivable	(38,566)	5,552
Inventories	42,479	(135,680)
Other assets	7,569	7,005
Accounts payable	46,802	4,069
Accrued expenses and other liabilities	20,354	(17,813)

Net cash provided by (used in) operating activities	204,037	(2,069)

Cash flows from investing activities:
Purchase of property, plant and equipment	(45,967)	(47,244)
Proceeds from sale of equipment	260	—

Net cash used in investing activities	(45,707)	(47,244)

Cash flows from financing activities:
Principal payments	(255)	(215)
Payments for financing fees	(611)	—
Dividends paid	(38,750)	(21,313)
Share repurchase	—	—
Exercise of stock options	—	—

Net cash used in financing activities	(39,616)	(21,528)

Effect of exchange rate changes on cash and cash equivalents	(7,804)	1,213

Net increase (decrease) in cash and cash equivalents	110,910	(69,628)
Cash and cash equivalents at beginning of period	139,488	198,561

Cash and cash equivalents at end of period	$250,398	$128,933

Non-cash investing and financing information:
Property, plant and equipment additions included in total liabilities	$12,732	$4,896

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

        During the three and six months ended March 31, 2015, the Company identified and recorded adjustments for immaterial errors in its previously reported financial statements. Accordingly, we recorded a reduction in selling, general and administrative expenses of $2,520, primarily related to prepaid rent in our retail operations and a reduction in cost of sales of $0, and $3,708 to increase the value of its label inventory for the three and six months ended March 31, 2015, respectively, which has an immaterial impact on the current year financial statements.

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

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

1. Basis of Presentation (Continued)

Accounts Receivable Reserves

        Accounts receivable are presented net of the following reserves:

	March 31, 2015	September 30, 2014
Promotional program incentive allowances	$71,403	$83,768
Allowance for sales returns	15,821	15,409
Allowance for doubtful accounts	2,583	2,564

	$89,807	$101,741

Recent Accounting Developments

        In January 2015, the Financial Accounting Standards Board ("FASB") issued guidance which eliminates from GAAP the concept of extraordinary items. The guidance is effective for us beginning October 1, 2016, and early adoption is permitted, provided that adoption is applied from the beginning of the fiscal year of adoption. This guidance may be applied prospectively or retrospectively to all prior periods presented in the financial statements. The adoption of this guidance is not expected to have an impact on our consolidated financial statements.

        In February 2015, the FASB issued guidance that amends the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new guidance is effective for the Company beginning October 1, 2016, with early adoption permitted. This new guidance is not expected to have a material impact on our consolidated financial statements.

        In April 2015, the FASB issued guidance which changes the presentation of debt issuance costs. Under the new guidance, debt issuance costs will be presented as a reduction of the carrying amount of the related liability, rather than as an asset. The new treatment is consistent with the current literature for accounting for debt discounts. The guidance is effective for us beginning October 1, 2016, and early adoption is permitted. This guidance has been early adopted as of March 31, 2015 and applied retrospectively to the prior period presented in the consolidated financial statements. See Note 5 "Long-Term Debt."

Revision

        See Note 13 for a revision that was made to the Condensed Consolidating Financial Statements of Guarantors.

2. Sale of Nutritional Bar and Powder Product Assets

        On March 3, 2015, NBTY and Nellson Nutraceutical, LLC ("Nellson") entered into (i) a bar asset purchase agreement,(the "Bar APA") and (ii) a powder asset purchase agreement (the "Powder APA" and, together with the Bar APA, the "APAs"), pursuant to which NBTY agreed to sell certain production assets, raw materials, packaging, labeling, in process products, component inventories and

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

2. Sale of Nutritional Bar and Powder Product Assets (Continued)

contracts (the "Transferred Assets") associated with NBTY's nutritional bar and powder manufacturing operations (the "Divested Manufacturing Operations").

        The aggregate sales price for the production assets and transferred contracts is approximately $17,000. The sales price for the raw materials, packaging, labels, work in process and component inventories to be transferred under each of the APAs will be equal to NBTY's cost for such assets, as estimated by NBTY prior to the closing of the transactions, and subject to post-closing adjustments.

        The closing of the sale pursuant to the Powder APA is expected to occur on or around the end of May 2015, and the closing of the sale pursuant to the Bar APA is expected to occur during the second half of calendar 2015, in each case subject to customary closing conditions.

        In connection with the APAs, NBTY has entered into supply agreements with Nellson, pursuant to which NBTY will purchase from Nellson the nutritional bar and powder products for a period of ten years. NBTY currently manufactures using the Transferred Assets.

        As a result of these arrangements, the Company will incur cumulative charges of approximately $15,000 before tax over the period in which these transactions are completed, of which charges will consist primarily of accelerated depreciation of approximately $11,500 (non-cash); costs related to workforce reductions will be approximately $2,200 and other costs will be approximately $1,300. All costs associated with the Divested Manufacturing Operations will be reflected in the Corporate / Manufacturing segment.

        Charges related to this divestiture of $4,418 for the three and six months ended March 31, 2015 were $2,171 for severance and employee related costs, $1,647 for accelerated depreciation and $600 of other costs.

3. Inventories

        The components of inventories are as follows:

	March 31, 2015	September 30, 2014
Raw materials	$196,133	$217,697
Work-in-process	22,132	20,898
Finished goods	561,835	614,631

Total	$780,100	$853,226

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

4. Goodwill and Intangible Assets

        The change in the carrying amount of goodwill by segment is as follows:

	Wholesale	European Retail	Direct Response / E-Commerce	Consolidated
Balance at September 30, 2014	$638,630	$321,257	$203,395	$1,163,282
Foreign currency translation	(11,576)	(32,839)	—	(44,415)

Balance at March 31, 2015	$627,054	$288,418	$203,395	$1,118,867

        The carrying amounts of acquired other intangible assets, which are subject to the impact of changes in foreign currency for the periods indicated are as follows:

	March 31, 2015		September 30, 2014
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets:
Brands and customer relationships	$907,728	$174,800	$912,200	$155,776	17 - 25
Tradenames and other	171,928	24,781	175,872	22,644	20 - 30

	1,079,656	199,581	1,088,072	178,420
Indefinite lived intangible assets:
Tradenames	856,446	—	881,940	—

Total intangible assets	$1,936,102	$199,581	$1,970,012	$178,420

        Aggregate amortization expense of definite lived intangible assets included in the consolidated statements of operations and comprehensive (loss) income in selling, general and administrative expenses for the three months ended March 31, 2015, and 2014 was $11,316 and $11,534, respectively. Amortization expense for the six months ended March 31, 2015, and 2014 was $22,675 and $23,137, respectively.

        Assuming no changes in our intangible assets, estimated amortization expense for each of the five succeeding years will be approximately $45,000 per year.

5. Long-Term Debt

        As a result of adopting the new guidance related to the presentation of debt issuance costs, our September 30, 2014 consolidated balance sheet has been retrospectively adjusted to reduce long-term debt by $58,600, reduce other assets by $41,285 and reduce other current assets by $17,315. Debt issuance costs relating to unused revolving lines of credit will remain in other assets and other current assets.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

5. Long-Term Debt (Continued)

        The components of long-term debt are as follows:

	March 31, 2015	September 30, 2014
Senior Credit Facilities:
Term loan B-2
Principal amount	$1,507,500	$1,507,500
Less unamortized debt issuance costs	(38,375)	(45,539)

	1,469,125	1,461,961
Notes
Principal amount	650,000	650,000
Less unamortized debt issuance costs	(11,684)	(13,061)

	638,316	636,939
Other	490	848

	2,107,931	2,099,748
Less current portion	(174)	(261)

Total	$2,107,757	$2,099,487

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

        On March 21, 2013, NBTY, Alphabet Holding Company, Inc. ("Holdings"), our parent company, Barclays Bank PLC, as administrative agent, and several other lenders entered into the Third Amendment and Second Refinancing Agreement (the "Second Refinancing") pursuant to which NBTY repriced its term loan B-1 under its then existing credit agreement. Under the terms of the Second Refinancing, the $1,750,000 term loan B-1 was replaced with a new $1,507,500 term loan B-2. Borrowings under term loan B-2 and the revolving credit facility bear interest at a floating rate which can be, at NBTY's option, either (i) eurodollar (LIBOR) rate plus an applicable margin, or (ii) base rate plus an applicable margin, in each case, subject to a eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-2 is 2.50% per annum for eurodollar (LIBOR) loans and 1.50% per annum for base rate loans. The applicable margin for the revolving credit facility remained at 3.25% per annum for eurodollar (LIBOR) loans and 2.25% per annum for base rate loans, with a step-down of 25 basis points upon the achievement of a total senior secured leverage ratio as set forth in the senior secured credit facilities. Substantially all other terms are consistent with the original term loan B- 1, including the maturity dates. As a result of the Second Refinancing, $4,232 of previously capitalized deferred financing costs, as well as $1,151 of the call

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

5. Long-Term Debt (Continued)

premium on term loan B-1, were expensed and included in interest expense. In addition, costs incurred and recorded as deferred financing costs were approximately $15,190, including $13,924 of the call premium paid on term loan B-1, and are being amortized using the effective interest method. In accordance with the provisions of the credit agreement governing the senior secured credit facilities, future scheduled payments of principal will not be required until the final balloon payment at maturity in October 2017.

        On November 20, 2014, NBTY amended its senior secured revolving credit facility, extending its maturity to September 2017 and reducing the commitment from $200,000 to $175,000. In connection with this amendment, deferred financing costs of $611 were incurred and are being amortized over the remaining period and $359 of previously capitalized financing costs were written off.

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

        As of March 31, 2015, there were no borrowings drawn from our $175,000 revolving credit facility and there was a letter of credit totaling $4,400, reducing the net availability to $170,600.

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

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

5. Long-Term Debt (Continued)

        The senior secured credit facilities contain customary negative covenants, including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, amend organizational documents, or change our line of business or fiscal year. In addition, NBTY's senior secured credit facilities require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility, including swingline loans and letters of credit. NBTY was in compliance with all covenants under the senior secured credit facilities at March 31, 2015.

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

5. Long-Term Debt (Continued)

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

5. Long-Term Debt (Continued)

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

        The Notes are jointly and severally irrevocably and unconditionally guaranteed by each of NBTY's subsidiaries that is a guarantor under the credit agreement. The Notes are uncollateralized and rank senior in right of payment to existing and future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment to NBTY and its subsidiary guarantors' senior unsecured debt, and are effectively junior to any of NBTY or its subsidiary guarantors' secured debt, to the extent of the value of the collateral securing such debt. The Notes contain certain customary covenants including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, or pay dividends. NBTY was in compliance with all covenants under the Notes at March 31, 2015.

6. Fair Value of Financial Instruments

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

(Unaudited)

(in thousands)

6. Fair Value of Financial Instruments (Continued)

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        The following table summarizes the assets / (liabilities) measured at fair value on a recurring basis at March 31, 2015:

	Level 1	Level 2	Level 3
Current (included in accrued expenses and other current liabilities):
Cross currency swaps	$—	$—	$(2,409)
Non-current (included in other assets):
Cross currency swaps	$—	$—	$11,219

        The following table summarizes the assets / (liabilities) liabilities measured at fair value on a recurring basis at September 30, 2014:

	Level 1	Level 2	Level 3
Current (included in accrued expenses and other current liabilities):
Interest rate swaps	$—	$(1,151)	$—
Cross currency swaps	$—	$—	$(3,857)
Non-current (included in other liabilities):
Cross currency swaps	$—	$—	$(14,773)

        The Company's swap contracts are measured at fair value based on a market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Although non-performance risk of the Company and the counterparty is present in all swap contracts and is a component of the estimated fair values, we did not view non-performance risk to be a significant input to the fair value for the interest rate swap contracts. However, with respect to our cross currency swap contracts, we believe that non-performance risk is higher; therefore, the Company classifies these swap contracts as "Level 3" in the fair value hierarchy and, accordingly, records estimated fair value adjustments based on internal projections and views of those contracts. The performance risk for the cross currency swap contracts as a percentage of the unadjusted assets / (liabilities) ranged from 6.0% to 9.7% (8.2% weighted average) as of March 31, 2015 and 8.1% to 8.5% (8.3% weighted average) as of September 30, 2014.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Fair Value of Financial Instruments (Continued)

        The following table shows the Level 3 activity related to our cross currency swaps for the three and six months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Beginning balance:	$(6,882)	$(27,359)	$(18,630)	$(22,254)
Unrealized gain (loss) on cross currency swaps	15,692	(1,862)	27,440	(6,967)

Ending balance:	$8,810	$(29,221)	$8,810	$(29,221)

Interest Rate Swaps

        During March 2011, we entered into three interest rate swap contracts to fix the LIBOR indexed interest rates on a portion of our senior secured credit facilities until the indicated expiration dates of these swap contracts. Each swap contract had a declining notional amount with a fixed interest rate of 1.92% for a four-year term and matured in December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior secured credit facilities were swapped for fixed interest payments. These interest rate swap contracts were designated as a cash flow hedge of the variable interest payments on a portion of our term loan debt. Hedge effectiveness was assessed based on the overall changes in the fair value of the interest rate swap contracts. Hedge ineffectiveness from inception to March 31, 2015 was insignificant, and was recorded in Miscellaneous, net.

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

        These cross currency contracts were designated as a net investment hedge to the net investment in our British pound sterling denominated operations. Hedge effectiveness is assessed based on the overall changes in the fair value of the cross currency swap contracts. Any potential hedge ineffectiveness is measured using the hypothetical derivative method and is recognized in current earnings. Hedge ineffectiveness loss/(gain) for the three months ended March 31, 2015 and 2014 was $(185) and $58, respectively, and is recorded in Miscellaneous, net. Hedge ineffectiveness loss/(gain) for the six months ended March 31, 2015 and 2014 was $1,749 and ($952), respectively.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Fair Value of Financial Instruments (Continued)

        The following table shows the effect, net of tax impact, of the Company's derivative instruments designated as cash flow and net investment hedging instruments:

	Three Months Ended March 31,
	2015		2014
	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedges:
Interest rate swaps	$—	$—	$(463)	$(1,147)
Net Investment Hedges:
Cross currency swaps	9,481	—	(1,090)	—

Total	$9,481	$—	$(1,553)	$(1,147)

	Six Months Ended March 31,
	2015		2014
	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedges:
Interest rate swaps	$(438)	$(1,159)	$(1,245)	$(3,014)
Net Investment Hedges:
Cross currency swaps	18,651	—	(5,244)	—

Total	$18,213	$(1,159)	$(6,489)	$(3,014)

Notes

        The fair value of the Notes based on quoted market prices (Level 2), was approximately $677,677 as of March 31, 2015.

Term loan B-2

        The face amount of the term loan B-2 is $1,507,500, which approximates fair value based on Level 2 inputs, as this loan accrues interest at a variable interest rate.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Litigation Summary

Herbal Dietary Supplements

        In February 2015, the New York State Office of the Attorney General ("NY AG") began an investigation concerning the authenticity and purity of herbal supplements and associated marketing. As part of this investigation, the NY AG is reviewing the sufficiency of the measures that several manufacturers and retailers, including NBTY, are taking to independently assess the validity of their representations and advertising in connection with the sale of herbal supplements. NBTY has fully cooperated with the NY AG, however until this investigation is concluded, no final determination can be made as to its ultimate outcome or the amount of liability, if any, on the part of NBTY. However, we do not believe the ultimate outcome will have a material adverse effect on our consolidated financial statements.

        Following the NY AG investigation, starting in February 2015, numerous putative class actions were filed in various jurisdictions against NBTY, certain of its customers and/or other companies as to which there may be a duty to defend and indemnify, challenging the authenticity and purity of herbal supplements and associated marketing, under various states' consumer protection statutes. Motions for transfer and consolidation of all of the federal actions as multidistrict litigation into a single district before a single judge ("MDL motions") are currently pending and the hearing date of the MDL motions is scheduled for May 28, 2015. Certain state court actions are proceeding independently or have been removed to federal court and stayed pending a decision on the MDL motions. These cases seek some combination of monetary damages, injunctive relief and specific performance.

        At this time, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of NBTY, however, we do not believe the ultimate outcome will have a material adverse effect on our consolidated financial statements.

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

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Litigation Summary (Continued)

        In March 2013, NBTY agreed upon a proposed settlement with plaintiffs, which included all cases and resolved all pending claims without any admission of or concession of liability by NBTY, and which provided for a release of all claims in return for payments to the class, together with attorneys' fees, and notice and administrative costs. Fairness Hearings took place on October 4, 2013 and November 20, 2013. On January 3, 2014, the court issued an opinion and order approving the settlement as modified (the "Order"). The final judgment was issued on January 22, 2014 (the "Judgment"). Certain objectors filed a notice of appeal of the Order and the Judgment on January 29, 2014 and the plaintiffs filed a notice of appeal on February 3, 2014. In fiscal 2013, NBTY recorded a provision of $12,000, reflecting its best estimate of exposure for payments to the class together with attorney's fees and notice and administrative costs in connection with this class action settlement. As a result of the court's approval of the settlement and the closure of the claims period, NBTY reduced its estimate of exposure to $6,100. This reduction in the estimated exposure was reflected in the Company's first quarter results for fiscal 2014.

        On November 19, 2014, the appellate court issued a decision granting the objectors' appeal. The appellate court reversed and remanded the matter to the district court for further proceedings consistent with the appellate court's decision. In April 2015, NBTY agreed upon a revised proposed settlement with certain plaintiffs which includes all cases and resolves all pending claims without any admission of or concession of liability by NBTY. The parties have signed settlement documentation providing for a release of all claims in return for payments to the class, together with attorneys' fees, and notice and administrative costs estimated to be in the amount of $9,000, which resulted in an additional charge of $4,300 in the second quarter results for fiscal 2015. The settlement has not yet been submitted to the court for preliminary approval. Until the cases are resolved, no final determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY.

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

        On May 2, 2014, NBTY and its named subsidiary defendants cross-claimed against CCG, who was a third party vendor engaged by NBTY, and CCG cross-claimed against NBTY and named subsidiary defendants on June 13, 2014. CCG brought a third party complaint against an unrelated entity, Healthcare Data Experts, LLC, on June 27, 2014. On July 21, 2014, CCG filed a motion to dismiss the amended complaint and on February 11, 2015 the court issued an Order and Opinion dismissing the class-action. On February 27, 2015, Plaintiff filed an appeal to the court's dismissal of the action and that appeal is pending.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Litigation Summary (Continued)

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

        The effective income tax rate for the three months ended March 31, 2015 and 2014 was 36.0%. The effective income tax rate for the six months ended March 31, 2015 and 2014 was 35.8% and 33.5%, respectively. Our effective tax rates for the three and six month periods are different than the federal statutory rate generally due to the impact of state and local taxes and the partial reinvestment of foreign earnings in fiscal 2014.

        We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. At March 31, 2015, we had accrued $563 and $174 for the potential payment of interest and penalties, respectively. As of March 31, 2015, we were subject to U.S. federal income tax examinations for the tax years 2011 through 2014, and to non-U.S. examinations for tax years 2009 through 2014. In addition, we are generally subject to state and local examinations for fiscal years 2011 through 2014.

        During our fiscal second quarter, the Internal Revenue Service ("IRS") finalized its examination of the Company for tax years 2011 and 2012, which resulted in an immaterial reduction to its unrecognized tax benefit.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

9. Accumulated Other Comprehensive Income (Loss)

        Additions to and reclassifications out of accumulated other comprehensive income (loss) attributable to the Company for the three and six months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31, 2015(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at December 31, 2014	$(58,788)	$—	$(58,788)
Other comprehensive income (loss) before reclassifications	(52,455)	—	(52,455)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	—	—

Balance at March 31, 2015	$(111,243)	$—	$(111,243)

	Three Months Ended March 31, 2014(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at December 31, 2013	$2,514	$(2,817)	$(303)
Other comprehensive income (loss) before reclassifications	(705)	(462)	(1,167)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	1,146	1,146

Balance at March 31, 2014	$1,809	$(2,133)	$(324)

	Six Months Ended March 31, 2015(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2014	$(28,482)	$(721)	$(29,203)
Other comprehensive income (loss) before reclassifications	(82,761)	(438)	(83,199)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	1,159	1,159

Balance at March 31, 2015	$(111,243)	$—	$(111,243)

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

9. Accumulated Other Comprehensive Income (Loss) (Continued)

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

(2)
These losses are reclassified into Interest expense. See Note 6, Fair Value of Financial Instruments.

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

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

10. Business and Credit Concentration (Continued)

        The following customers accounted for the following percentages of net sales for the three and six months ended March 31, 2015 and 2014, respectively:

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Customer A	19%	21%	11%	12%
Customer B	10%	8%	6%	5%

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Six Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Customer A	18%	20%	10%	12%
Customer B	14%	13%	8%	8%
Customer C	10%	9%	6%	5%

        The following customers accounted for the following percentages of the Wholesale segment's gross accounts receivable:

	March 31, 2015	September 30, 2014
Customer A	12%	13%
Customer B	12%	11%
Customer C	10%	9%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our consolidated financial statements if we were unable to replace that customer.

11. Related Party Transactions

Consulting Agreement—The Carlyle Group ("Carlyle")

        NBTY entered into a consulting agreement with Carlyle under which it pays Carlyle a fee for consulting services Carlyle provides to it and its subsidiaries. Under this agreement, subject to certain conditions, NBTY expects to pay an annual consulting fee to Carlyle of $3,000; NBTY reimburses Carlyle for out-of-pocket expenses, and may pay Carlyle additional fees associated with other future transactions. For the three and six months ended March 31, 2015 and 2014, these fees totaled $750 and $1,500, in each of the respective periods, and are recorded in selling, general and administrative expenses. Out of pocket expenditures paid to Carlyle were $54 and $39 for the three months ended

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Related Party Transactions (Continued)

March 31, 2015 and 2014, respectively, and $388 and $368 for the six months ended March 31, 2015 and 2014, respectively.

Services from Portfolio Companies of Funds Affiliated with Carlyle

        From time to time, we receive services from other portfolio companies of funds that are affiliated with Carlyle, but these services are not material and such services are provided on an arms-length basis.

Holdings

        Holdings does not have any operations or cash flow other than dividends from NBTY. Holdings has $1,000,000 of Holdco Notes and relies on dividends from NBTY to service the debt. See Note 5 Long-Term Debt for further information.

12. Segment Information

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

  •
  European Retail—This segment generates revenue through its 992 Holland & Barrett and co-branded stores; including company-owned stores in the following countries: 684 in the UK, 145 in the Netherlands, 48 in Ireland, 17 in Belgium; and franchised stores in the following countries: 30 in China, 30 in Singapore, 14 in United Arab Emirates, 10 in Cyprus, five in each of Malta and the Netherlands, two in Kuwait and one in each of Gibraltar and Spain. We also have 49 GNC branded UK stores, as well as internet-based sales from www.hollandandbarrett.com, www.hollandandbarrett.co.uk, www.hollandandbarrett.ie,www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees. We are currently in the process of co-branding the De Tuinen, Essenza and Natures Way stores to leverage the value of the Holland & Barrett brand.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalogs and the internet under the Puritan's Pride tradename. Catalogs are strategically mailed to customers who order by mail, internet, or phone.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

12. Segment Information (Continued)

  •
  North American Retail—This segment generates revenue through its 390 owned and operated Vitamin World stores selling proprietary brand and third-party products, as well as internet-based sales from www.vitaminworld.com.

        The following table represents key financial information of our business segments:

	Total Reportable Business Segments
	Wholesale	European Retail	Direct Response/ E-Commerce	North American Retail	Total	Corporate/ Manufacturing	Consolidated
Three Months Ended March 31, 2015:(1)
Net sales	$454,340	$216,805	$63,375	$53,356	$787,876	$—	$787,876
Income (loss) from operations	24,844	46,082	6,990	4,610	82,526	(31,897)	50,629
Depreciation and amortization	9,026	5,107	2,839	905	17,877	11,856	29,733
Capital expenditures	627	12,449	258	648	13,982	12,896	26,878
Three Months Ended March 31, 2014:
Net sales	$443,449	$215,317	$63,601	$56,659	$779,026	$—	$779,026
Income (loss) from operations	19,004	49,915	7,388	1,702	78,009	(27,741)	50,268
Depreciation and amortization	9,081	4,133	2,833	767	16,814	9,020	25,834
Capital expenditures	172	9,547	113	3,957	13,789	12,208	25,997
Six Months Ended March 31, 2015:(1)(2)
Net sales	$949,467	$430,402	$126,517	$107,261	$1,613,647	$—	$1,613,647
Income (loss) from operations	89,673	92,397	13,050	5,914	201,034	(54,880)	146,154
Depreciation and amortization	18,028	10,156	5,670	1,800	35,654	22,144	57,798
Capital expenditures	700	23,153	271	1,671	25,795	20,172	45,967
Six Months Ended March 31, 2014:
Net sales	$948,723	$420,229	$123,963	$113,216	$1,606,131	$—	$1,606,131
Income (loss) from operations	101,732	93,875	14,363	4,494	214,464	(50,014)	164,450
Depreciation and amortization	18,167	8,177	5,645	1,473	33,462	17,937	51,399
Capital expenditures	203	14,868	682	7,590	23,343	23,901	47,244

(1)
Included in the North American Retail segment's income (loss) from operations for the three and six months ended March 31, 2015, is an adjustment to correct the Company's accounting for prepaid rent, whereby a benefit of $2,520 was recorded.

(2)
Included in the income (loss) from operations for the six months ended March 31, 2015, is an adjustment to correct the valuation of our labels inventory, whereby a benefit of $3,708 was recorded and benefited the Wholesale, Direct Response / E-Commerce and North American Retail segments by $2,975, $397, and $336, respectively.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

12. Segment Information (Continued)

        Total assets by segment are as follows:

	March 31, 2015	September 30, 2014
Reportable Business Segments:
Wholesale	$2,469,040	$2,500,659
European Retail	890,472	948,010
Direct Response / E-Commerce	513,248	512,642
North American Retail	108,801	107,442

Total Reportable Business Segments:	3,981,561	4,068,753

Corporate / Manufacturing	801,239	750,369

Consolidated assets	$4,782,800	$4,819,122

13. Condensed Consolidating Financial Statements of Guarantors

        The Notes were issued by NBTY and are guaranteed by each of its current and future direct and indirect 100% owned subsidiaries, subject to certain exceptions. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

  1.
  Condensed consolidating financial statements as of March 31, 2015 and September 30, 2014 and for the three and six months ended March 31, 2015 and 2014 of (a) NBTY, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) NBTY on a consolidated basis; and

  2.
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

        We revised the statement of operations with respect to equity in income of subsidiaries from the non-guarantor subsidiaries to the guarantor. This revision impacted the condensed consolidating statement of operations and comprehensive income (loss) for the three and six months ended March 31, 2014 increasing net income for the guarantors and decreasing the eliminations by $7,480 and $13,646, respectively. The revision to this supplemental information did not impact any amounts reported in our previously issued Consolidated Financial Statements. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108, we assessed the materiality of these revisions and concluded that the revisions were not material to any of our previously issued consolidating financial statements. As

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Condensed Consolidating Financial Statements of Guarantors (Continued)

comparative prior period supplemental guarantor subsidiaries financial information is presented in future filings, we will similarly revise such prior period information.

Condensed Consolidating Balance Sheet
As of March 31, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$149,486	$2,732	$98,180	$—	$250,398
Accounts receivable, net	—	163,443	45,008	—	208,451
Intercompany	29,257	—	25,268	(54,525)	—
Inventories	—	587,139	192,961	—	780,100
Deferred income taxes	—	24,856	1,747	—	26,603
Other current assets	876	18,393	29,539	—	48,808

Total current assets	179,619	796,563	392,703	(54,525)	1,314,360
Property, plant and equipment, net	112,284	287,773	191,838	—	591,895
Goodwill	—	726,354	392,513	—	1,118,867
Other intangible assets, net	—	1,418,079	318,442	—	1,736,521
Other assets	1,312	19,821	24	—	21,157
Intercompany loan receivable	2,418,909	1,210,172	—	(3,629,081)	—
Investments in subsidiaries	2,100,597	139,638	—	(2,240,235)	—

Total assets	$4,812,721	$4,598,400	$1,295,520	$(5,923,841)	$4,782,800

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$—	$—	$174	$—	$174
Accounts payable	—	185,414	84,280	—	269,694
Intercompany	—	54,525	—	(54,525)	—
Accrued expenses and other current liabilities	31,666	160,168	43,187	—	235,021

Total current liabilities	31,666	400,107	127,641	(54,525)	504,889
Intercompany loan payable	1,210,172	2,107,441	311,468	(3,629,081)	—
Long-term debt, net of current portion	2,107,441	—	316	—	2,107,757
Deferred income taxes	22,279	570,727	98,761	—	691,767
Other liabilities	—	14,879	22,345	—	37,224

Total liabilities	3,371,558	3,093,154	560,531	(3,683,606)	3,341,637
Commitments and contingencies
Stockholder's Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,562,427	1,408,921	746,911	(2,155,832)	1,562,427
(Accumulated deficit) retained earnings	(10,021)	115,433	92,620	(208,053)	(10,021)
Accumulated other comprehensive income (loss)	(111,243)	(19,108)	(104,542)	123,650	(111,243)

Total stockholder's equity	1,441,163	1,505,246	734,989	(2,240,235)	1,441,163

Total liabilities and stockholder's equity	$4,812,721	$4,598,400	$1,295,520	$(5,923,841)	$4,782,800

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet
As of September 30, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$77,550	$751	$61,187	—	$139,488
Accounts receivable, net	—	130,749	44,952	—	175,701
Intercompany	30,425	—	32,102	(62,527)	—
Inventories	—	650,484	202,742	—	853,226
Deferred income taxes	—	27,002	1,913	—	28,915
Other current assets	2,618	18,048	40,843	—	61,509

Total current assets	110,593	827,034	383,739	(62,527)	1,258,839
Property, plant and equipment, net	95,022	304,274	197,906	—	597,202
Goodwill	—	726,354	436,928	—	1,163,282
Other intangible assets, net	—	1,439,374	352,218	—	1,791,592
Other assets	—	8,116	91	—	8,207
Intercompany loan receivable	2,438,743	1,060,793	—	(3,499,536)	—
Investments in subsidiaries	2,095,763	148,921	—	(2,244,684)	—

Total assets	$4,740,121	$4,514,866	$1,370,882	$(5,806,747)	$4,819,122

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$—	$—	$261	$—	$261
Accounts payable	—	140,761	87,116	—	227,877
Intercompany	—	62,527	—	(62,527)	—
Accrued expenses and other current liabilities	34,282	112,136	74,638	—	221,056

Total current liabilities	34,282	315,424	162,015	(62,527)	449,194
Intercompany loan payable	1,060,793	2,098,900	339,843	(3,499,536)	—
Long-term debt, net of current portion	2,098,900	—	587	—	2,099,487
Deferred income taxes	22,280	586,116	99,566	—	707,962
Other liabilities	14,773	13,732	24,881	—	53,386

Total liabilities	3,231,028	3,014,172	626,892	(3,562,063)	3,310,029
Commitments and contingencies
Stockholder's Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,561,014	1,417,462	739,911	(2,157,373)	1,561,014
(Accumulated deficit) retained earnings	(22,718)	89,265	24,570	(113,835)	(22,718)
Accumulated other comprehensive income (loss)	(29,203)	(6,033)	(20,491)	26,524	(29,203)

Total stockholder's equity	1,509,093	1,500,694	743,990	(2,244,684)	1,509,093

Total liabilities and stockholder's equity	$4,740,121	$4,514,866	$1,370,882	$(5,806,747)	$4,819,122

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Condensed Consolidating Financial Statements of Guarantors (Continued)

Consolidated Statements of Operations and Comprehensive (Loss) Income
For three months ended March 31, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$517,461	$283,597	$(13,182)	$787,876

Costs and expenses:
Cost of sales	—	324,196	127,850	(13,182)	438,864
Advertising, promotion and catalog	—	44,655	13,850	—	58,505
Selling, general and administrative	27,269	110,835	97,356	—	235,460
Facility Restructuring Charges (see Note 2)	—	4,418	—	—	4,418

	27,269	484,104	239,056	(13,182)	737,247

Income (loss) from operations	(27,269)	33,357	44,541	—	50,629

Other income (expense):
Intercompany interest	67,428	(62,709)	(4,719)	—	—
Interest	(62,709)	30,298	(15)	—	(32,426)
Miscellaneous, net	401	183	1,941	—	2,525

	5,120	(32,228)	(2,793)	—	(29,901)

Income (loss) before income taxes	(22,149)	1,129	41,748	—	20,728
Provision (benefit) for income taxes	(2,334)	412	9,394	—	7,472
Equity in income of subsidiaries	33,071	6,971	—	(40,042)	—

Net income (loss)	13,256	7,688	32,354	(40,042)	13,256

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes	(52,455)	(8,115)	(53,604)	61,719	(52,455)
Change in fair value of interest rate swaps, net of taxes	—	—	—	—	—

Total other comprehensive (loss) income, net of tax	(52,455)	(8,115)	(53,604)	61,719	(52,455)
Comprehensive (loss) income	$(39,199)	$(427)	$(21,250)	$21,677	$(39,199)

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Condensed Consolidating Financial Statements of Guarantors (Continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$514,810	$289,468	$(25,252)	$779,026

Costs and expenses:
Cost of sales	—	330,923	125,410	(25,252)	431,081
Advertising, promotion and catalog	—	47,709	11,074	—	58,783
Selling, general and administrative	27,813	113,790	97,291	—	238,894

	27,813	492,422	233,775	(25,252)	728,758

Income (loss) from operations	(27,813)	22,388	55,693	—	50,268

Other income (expense):
Intercompany interest	39,121	(34,204)	(4,917)	—	—
Interest	(34,204)	605	513	—	(33,086)
Miscellaneous, net	95	(1,653)	(156)	—	(1,714)

	5,012	(35,252)	(4,560)	—	(34,800)

Income (loss) before income taxes	(22,801)	(12,864)	51,133	—	15,468
Provision (benefit) for income taxes	51	(5,843)	11,360	—	5,568
Equity in income of subsidiaries	32,752	7,480	—	(40,232)	—

Net income (loss)	$9,900	$459	$39,773	$(40,232)	$9,900

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes	(706)	1,398	1,486	(2,884)	(706)
Change in fair value of interest rate swaps net of taxes	684	684	—	(684)	684

Total other comprehensive income (loss), net of tax	(22)	2,082	1,486	(3,568)	(22)

Comprehensive income (loss)	$9,878	$2,541	$41,259	$(43,800)	$9,878

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Condensed Consolidating Financial Statements of Guarantors (Continued)

Consolidated Statements of Operations and Comprehensive (Loss) Income
For six months ended March 31, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,074,822	$572,614	$(33,789)	$1,613,647

Costs and expenses:
Cost of sales	—	663,142	254,691	(33,789)	884,044
Advertising, promotion and catalog	—	79,602	25,797	—	105,399
Selling, general and administrative	50,159	225,772	197,701	—	473,632
Facility Restructuring Charges (see Note 2)	—	4,418	—	—	4,418

	50,159	972,934	478,189	(33,789)	1,467,493

Income (loss) from operations	(50,159)	101,888	94,425	—	146,154

Other income (expense):
Intercompany interest	107,237	(97,490)	(9,747)	—	—
Interest	(97,490)	30,363	(46)	—	(67,173)
Miscellaneous, net	(1,345)	(660)	3,175	—	1,170

	8,402	(67,787)	(6,618)	—	(66,003)

Income (loss) before income taxes	(41,757)	34,101	87,807	—	80,151
Provision (benefit) for income taxes	(3,499)	12,447	19,757	—	28,705
Equity in income of subsidiaries	89,704	13,304	—	(103,008)	—

Net income (loss)	51,446	34,958	68,050	(103,008)	51,446

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes	(82,761)	(13,796)	(84,051)	97,847	(82,761)
Change in fair value of interest rate swaps, net of taxes	721	721	—	(721)	721

Total other comprehensive (loss) income, net of tax	(82,040)	(13,075)	(84,051)	97,126	(82,040)
Comprehensive (loss) income	$(30,594)	$21,883	$(16,001)	$(5,882)	$(30,594)

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Condensed Consolidating Financial Statements of Guarantors (Continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)
Six Months Ended March 31, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,085,876	$574,609	$(54,354)	$1,606,131

Costs and expenses:
Cost of sales	—	672,791	254,362	(54,354)	872,799
Advertising, promotion and catalog	—	76,823	20,482	—	97,305
Selling, general and administrative	50,085	230,670	190,822	—	471,577

	50,085	980,284	465,666	(54,354)	1,441,681

Income (loss) from operations	(50,085)	105,592	108,943	—	164,450

Other income (expense):
Intercompany interest	78,829	(69,002)	(9,827)	—	—
Interest	(69,002)	605	493	—	(67,904)
Miscellaneous, net	1,005	(701)	(1,029)	—	(725)

	10,832	(69,098)	(10,363)	—	(68,629)

Income (loss) before income taxes	(39,253)	36,494	98,580	—	95,821
Provision (benefit) for income taxes	(5,318)	12,773	24,645	—	32,100
Equity in income of subsidiaries	97,656	13,646	—	(111,302)	—

Net income (loss)	$63,721	$37,367	$73,935	$(111,302)	$63,721

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes	11,489	3,603	8,429	(12,032)	11,489
Change in fair value of interest rate swaps net of taxes	1,769	1,769	—	(1,769)	1,769

Total other comprehensive income (loss), net of tax	13,258	5,372	8,429	(13,801)	13,258

Comprehensive income (loss)	$76,979	$42,739	$82,364	$(125,103)	$76,979

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(20,970)	$163,021	$70,775	$(8,789)	$204,037

Cash flows from investing activities:
Purchase of property, plant and equipment	(17,373)	(4,660)	(23,934)	—	(45,967)
Proceeds from sale of equipment	—	260	—	—	260
Investment in subsidiary	(7,000)	—	—	7,000	—

Net cash used in investing activities	(24,373)	(4,400)	(23,934)	7,000	(45,707)

Cash flows from financing activities:
Principal payments	—	—	(255)	—	(255)
Payments for financing fees	(611)	—	—	—	(611)
Dividends paid	(38,750)	—	(8,789)	8,789	(38,750)
Capital contribution	—	—	7,000	(7,000)	—
Intercompany accounts	156,640	(156,640)	—	—	—

Net cash provided by (used in) financing activities	117,279	(156,640)	(2,044)	1,789	(39,616)

Effect of exchange rate changes on cash	—	—	(7,804)	—	(7,804)

Net increase in cash and cash equivalents	71,936	1,981	36,993	—	110,910
Cash and cash equivalents at beginning of period	77,550	751	61,187	—	139,488

Cash and cash equivalents at end of period	$149,486	$2,732	$98,180	$—	$250,398

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Condensed Consolidating Financial Statements of Guarantors (Continued)

NBTY, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(11,110)	$9,042	$16,702	$(16,703)	$(2,069)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,338)	(29,864)	(15,042)	—	(47,244)

Net cash used in investing activities	(2,338)	(29,864)	(15,042)	—	(47,244)

Cash flows from financing activities:
Principal payments	—	—	(215)	—	(215)
Dividends paid	(21,313)	(5,835)	(5,835)	11,670	(21,313)
Intercompany accounts	8,700	(8,700)	—	—	—

Net cash used in financing activities	(12,613)	(14,535)	(6,050)	11,670	(21,528)

Effect of exchange rate changes on cash	—	—	1,213	—	1,213

Net decrease in cash and cash equivalents	(26,061)	(35,357)	(3,177)	(5,033)	(69,628)
Cash and cash equivalents at beginning of period	81,356	35,357	81,848	—	198,561

Cash and cash equivalents at end of period	$55,295	$—	$78,671	$(5,033)	$128,933

NBTY, Inc. and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Dollar amounts in thousands)

Forward-Looking Statements

        This Quarterly Report ("Report") contains "forward-looking statements" within the meaning of the securities laws. You should not place undue reliance on these statements. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include:

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

  •
  dependency on retail stores for sales;

  •
  the loss of significant customers;

  •
  compliance with new and existing federal, state, local or foreign legislation or regulation, or adverse determinations by regulators anywhere in the world (including the banning of products) and, in particular, Good Manufacturing Practices in the United States, the Food Supplements Directive and Traditional Herbal Medicinal Products Directive in Europe, the new Food Safety Law in China and greater enforcement by any such federal, state, local or foreign governmental entities;

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

        The statements in the following discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (our "2014 Annual Report"). Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the consolidated financial statements, including the related notes, contained elsewhere herein and with the 2014 Annual Report. All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. All dollar values in this section, unless otherwise noted, are denoted in thousands. Numerical figures have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

Executive Summary

        NBTY is the leading vertically integrated manufacturer, marketer, distributor and retailer of a broad line of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. We currently market over 25,000 SKUs under numerous owned and private-label brands, including Nature's Bounty®, Ester-C®, Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, SISU®, Sundown®, Rexall®, Pure Protein®, Balance Bar®, Body Fortress®, Natural Wealth®, Puritan's Pride®, Holland & Barrett®, GNC (UK)®, Physiologics®, De Tuinen®, Essenza® and Vitamin World®. Our vertical integration includes purchasing raw materials and formulating and manufacturing products, which we then market through the following four channels of distribution.

  •
  Wholesale—This segment sells products worldwide under various brand names and third-party private labels, each targeting specific market groups which include virtually all major mass merchandisers, club stores, drug store chains and supermarkets. This segment also sells products to independent pharmacies, health food stores, the military and other retailers.

  •
  European Retail—This segment generates revenue through its 992 Holland & Barrett and co-branded stores; including company-owned stores in the following countries: 684 in the UK, 145 in the Netherlands, 48 in Ireland, 17 in Belgium; and franchised stores in the following countries: 30 in China, 30 in Singapore, 14 in United Arab Emirates,10 in Cyprus, five in each of Malta and the Netherlands, two in Kuwait and one in each of Gibraltar and Spain. We also have 49 GNC branded UK stores, as well as internet-based sales from www.hollandandbarrett.com, www.hollandandbarrett.co.uk, www.hollandandbarrett.ie,www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees. We are currently in the process of co-branding the De Tuinen, Essenza and Natures Way stores to leverage the value of the Holland & Barrett brand.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalogs and the internet under the Puritan's Pride tradename. Catalogs are strategically mailed to customers who order by mail, internet, or phone.

  •
  North American Retail—This segment generates revenue through its 390 owned and operated Vitamin World stores selling proprietary brand and third-party products, as well as internet-based sales from www.vitaminworld.com.

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

Sale of Nutritional Bar and Powder Product Assets

        On March 3, 2015, NBTY and Nellson Nutraceutical, LLC ("Nellson") entered into (i) a bar asset purchase agreement,(the "Bar APA") and (ii) a powder asset purchase agreement (the "Powder APA" and, together with the Bar APA, the "APAs"), pursuant to which NBTY agreed to sell certain production assets, raw materials, packaging, labeling, in process products, component inventories and contracts (the "Transferred Assets") associated with NBTY's nutritional bar and powder manufacturing operations (the "Divested Manufacturing Operations").

        The aggregate sales price for the production assets and transferred contracts is approximately $17,000. The sales price for the raw materials, packaging, labels, work in process and component inventories to be transferred under each of the APAs will be equal to NBTY's cost for such assets, as estimated by NBTY prior to the closing of the transactions, and subject to post-closing adjustments.

        The closing of the sale pursuant to the Powder APA is expected to occur on or around the end of May 2015, and the closing of the sale pursuant to the Bar APA is expected to occur during the second half of calendar 2015, in each case subject to customary closing conditions.

        In connection with the APAs, NBTY has entered into supply agreements with Nellson, pursuant to which NBTY will purchase from Nellson the nutritional bar and powder products for a period of ten years. NBTY currently manufactures using the Transferred Assets.

        As a result of these arrangements, the Company will incur cumulative charges of approximately $15,000 before tax over the period in which these transactions are completed, of which non-cash charges will consist primarily of accelerated depreciation of approximately $11,500; costs related to workforce reductions will be approximately $2,200 and other costs will be approximately $1,300. All costs associated with the Divested Manufacturing Operations will be reflected in the Corporate / Manufacturing segment.

        Charges related to this divestiture of $4,418 for the three and six months ended March 31, 2015 were $2,171 for severance and employee related costs, $1,647 for accelerated depreciation and $600 of other costs.

Other Adjustments

        During the three and six months ended March 31, 2015, the Company identified and recorded adjustments for immaterial errors in its previously reported financial statements. Accordingly, we recorded a reduction in selling, general and administrative expenses of $2,520, primarily related to prepaid rent in our retail operations and a reduction in cost of sales of $0, and $3,708 to increase the value of its label inventory for the three and six months ended March 31, 2015, respectively, which has an immaterial impact on the current year financial statements.

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014:

  Net Sales

        Net sales by segment were as follows:

	Three Months Ended March 31,
	2015		2014
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale	$454,340	57.7%	$443,449	56.9%	$10,891	2.5%
European Retail	216,805	27.5%	215,317	27.7%	1,488	0.7%
Direct Response/E-Commerce	63,375	8.0%	63,601	8.2%	(226)	(0.4)%
North American Retail	53,356	6.8%	56,659	7.3%	(3,303)	(5.8)%

Net sales	$787,876	100.0%	$779,026	100.0%	$8,850	1.1%

Wholesale

        Net sales for the Wholesale segment increased $10,891, or 2.5%, to $454,340 for the three months ended March 31, 2015, as compared to the prior comparable period. This increase is due to $24,650 higher net sales of our branded products, primarily driven by increases in core brands, partially offset by $13,759 lower net sales to certain contract manufacturing and private label accounts. Domestic branded net sales increased $30,348 and international branded net sales decreased $5,968 primarily due to the changing regulatory environment in China and foreign currency for the three months ended March 31, 2015, as compared to the prior comparable period.

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

        We use targeted promotions to grow overall sales. Promotional programs and rebates were 17.1% of sales for the three months ended March 31, 2015, as compared to 16.0% of sales for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were 1.1% and 1.5% of Wholesale sales for each of the three months ended March 31, 2015 and 2014, respectively, and are primarily attributable to returns in the ordinary course of business. We expect product returns relating to normal operations to trend between 1% and 2% of Wholesale sales in future quarters.

        The following customers accounted for the following percentages of net sales for the three months ended March 31, 2015 and 2014, respectively:

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Customer A	19%	21%	11%	12%
Customer B	10%	8%	6%	5%

        The loss of either of these customers, or any one of our other major customers, would have a material adverse effect on our consolidated financial statements if we were unable to replace that customer.

  European Retail

        Net sales for the European Retail segment increased $1,488, or 0.7%, to $216,805 for the three months ended March 31, 2015, as compared to the prior comparable period. This increase is attributable to more successful promotional activity and additional stores opened during the period. Offsetting the increase, the average exchange rate of the British pound sterling to the U.S. dollar decreased 8.4% and the euro to the U.S. dollar decreased 17.7% as compared to the prior comparable period. In local currency, net sales increased 12.2% and sales for stores open more than one year (which include online sales) increased 8.8% as compared to the prior comparable period.

        The following is a summary of European Retail store activity:

	Three Months Ended March 31,
	2015	2014
Company-owned stores
Open at beginning of the period	935	902
Opened during the period	11	8
Acquired durring the period	1
Closed during the period	(4)	(2)

Open at end of the period	943	908

Franchised stores
Open at beginning of the period	97	86
Opened during the period	8	1
Closed during the period	(7)	(4)

Open at end of the period	98	83

Total company-owned and franchised stores
Open at beginning of the period	1,032	988
Opened during the period	19	9
Acquired during the period	1	—
Closed during the period	(11)	(6)

Open at end of the period	1,041	991

  Direct Response/E-Commerce

        Net sales for the Direct Response/E-Commerce segment decreased by $226, or 0.4%, to $63,375 for the three months ended March 31, 2015, as compared to the prior comparable period. The total number of orders increased approximately 10%, while the average order size declined approximately 9% for the three months ended March 31, 2015, as compared to the prior comparable period. E-commerce orders comprised 76% of total Direct Response/E-Commerce orders for the three months ended March 31, 2015 as compared to 71% in the prior comparable period. We remain among the leaders for vitamin and nutritional supplements in the direct response and e-commerce sectors, and we continue to evaluate the number of products available via our catalog and websites.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical results reflect this pattern and therefore this division should be viewed on an annual, and not quarterly, basis.

  North American Retail

        Net sales for the North American Retail segment decreased $3,303, or 5.8%, to $53,356 for the three months ended March 31, 2015, as compared to the prior comparable period. Same store sales (which include online sales) declined 3.4% due to a softer retail environment.

        The following is a summary of North American Retail store activity:

	Three Months Ended March 31,
	2015	2014
Open at beginning of the period	403	423
Opened during the period	1	4
Closed during the period	(14)	(10)

Open at end of the period	390	417

  Cost of Sales

        Cost of sales was as follows:

	Three Months Ended March 31,
	2015	2014	$ change	% change
Cost of sales	$438,864	$431,081	$7,783	1.8%
Percentage of net sales	55.7%	55.3%

        Cost of sales as a percentage of net sales increased by 0.4 percentage points. The increase in the percentage of cost of sales was primarily due to lower margins earned in our retail businesses due to increased promotional activity.

        Due to competitive pressure in the private label business, the cost of sales for our private label business as a percentage of net sales could fluctuate. This would adversely affect gross profits during the affected periods. To address these matters, we continuously seek to implement additional improvements in our supply chain and we are increasing our focus on our branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses were as follows:

	Three Months Ended March 31,
	2015	2014	$ change	% change
Advertising, promotion and catalog	$58,505	$58,783	$(278)	(0.5)%
Percentage of net sales	7.4%	7.5%

        Advertising, promotion and catalog expenses remained relatively consistent for the three months ended March 31, 2015 as compared to the prior comparable period. There were marginal declines in the Wholesale and Direct Response / E-Commerce segments, partially offset by increases in the European Retail segment.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") were as follows:

	Three Months Ended March 31,
	2015	2014	$ change	% change
Selling, general and administrative	$235,460	$238,894	$(3,434)	(1.4)%
Percentage of net sales	29.9%	30.7%

        The SG&A decrease of $3,434, or 1.4%, for the three months ended March 31, 2015, as compared to the prior comparable period, is primarily due to the reduction of building costs of $3,287 resulting from the correction of prepaid rent within the North American Retail segment; $2,948 of lower freight costs due to lower energy costs; $2,075 of lower outsourced services costs; $1,115 of lower insurance costs as a result of lower premiums; and decreases of $6,998 due to foreign currency, as the British pound sterling and Euro have weakened as compared to the U.S. dollar. These reductions in SG&A were partially offset by $5,563 of additional salaries related to severance, new stores in the European Retail segment and higher corporate salaries relating to new management; $4,168 of additional depreciation primarily due to the implementation of a POS system in our European Retail segment and the ongoing implementation and support of our ERP system in Corporate/Manufacturing; $3,667 of increased legal settlement costs primarily related to an increase in the estimated settlement value in the current period related to the Glucosamine case.

  Income from Operations

        Income from operations was as follows:

	Three Months Ended March 31,
	2015	2014	$ change	% change
Wholesale	$24,844	$19,004	$5,840	30.7%
European Retail	46,082	49,915	(3,833)	(7.7)%
Direct Response/E-Commerce	6,990	7,388	(398)	(5.4)%
North American Retail	4,610	1,702	2,908	170.9%
Corporate	(31,897)	(27,741)	(4,156)	(15.0)%

Total	$50,629	$50,268	$361	0.7%

Percentage of net sales	6.4%	6.5%

        The increase in the Wholesale segment was primarily due to the increase in net sales and decrease in advertising expense. For the European Retail segment, on a local currency basis, income from operations increased slightly. In U.S. dollars, the decrease was due to foreign currency fluctuations and increased advertising costs. The decrease in the Direct Response/E-Commerce segment was primarily due to increased cost of sales as a percentage of net sales due to additional sales promotions, partially offset by decreases in advertising costs. The increase in the North American Retail segment was primarily due to the decrease in SG&A costs related to the correction of prepaid rent, as well as reductions in salaries and consulting costs, partially offset by a decrease in net sales from store closures and lower same store sales from the prior year. Corporate/Manufacturing increased due to increases in legal settlements related to the Glucosamine case, increases in depreciation expense with the ongoing implementation of our ERP system, excess depreciation from the pending sale of the bar and powder facilities, increased salary costs related to severance for the pending sale of the bar and powder facilities as well as other cost cutting initiatives, partially offset by decreases in consulting costs.

  Interest Expense

        Interest expense for the three months ended March 31, 2015 remained relatively consistent with the prior comparable period.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2015 and 2029. Our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended March 31, 2015 and 2014 was 36%. Our effective tax rate is higher than the federal statutory rate generally due to the impact of state and local taxes.

Six Months Ended March 31, 2015 Compared to the Six Months Ended March 31, 2014:

  Net Sales

        Net sales by segment were as follows:

	Six Months Ended March 31, 2015		Six Months Ended March 31, 2014
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale	$949,467	58.8%	$948,723	59.1%	$744	0.1%
European Retail	430,402	26.7%	420,229	26.2%	10,173	2.4%
Direct Response/E-Commerce	126,517	7.8%	123,963	7.7%	2,554	2.1%
North American Retail	107,261	6.6%	113,216	7.0%	(5,955)	(5.3)%

Net sales	$1,613,647	100.0%	$1,606,131	100.0%	$7,516	0.5%

Wholesale

        Net sales for the Wholesale segment increased $744 to $949,467 for the six months ended March 31, 2015, as compared to the prior comparable period. This increase is due to $28,456 higher net sales of our branded products, partially offset by $27,712 lower net sales to certain contract manufacturing and private label accounts. The increase in net sales of our branded products was primarily driven by increases in core brands, and partially offset by declines in our joint care products. Domestic branded net sales increased $32,135 and international branded net sales decreased $3,679 for the six months ended March 31, 2015, as compared to the prior comparable period.

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

        We use targeted promotions to grow overall sales. Promotional programs and rebates were 17.1% of sales for the six months ended March 31, 2015, as compared to 16.0% of sales for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were 1.2% and 1.5% of Wholesale sales for each of the six months ended March 31, 2015 and 2014, respectively, and are primarily attributable to returns in the ordinary course of business. We expect product returns relating to normal operations to trend between 1% and 2% of Wholesale sales in future quarters.

        The following customers accounted for the following percentages of net sales for the six months ended March 31, 2015 and 2014, respectively:

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Six Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Customer A	18%	20%	10%	12%
Customer B	14%	13%	8%	8%
Customer C	10%	9%	6%	5%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our consolidated financial statements if we were unable to replace that customer.

  European Retail

        Net sales for the European Retail segment increased $10,173, or 2.4%, to $430,402 for the six months ended March 31, 2015, as compared to the prior comparable period. This increase is attributable to more successful promotional activity and additional stores opened during the period. Offsetting the increase, the average exchange rate of the British pound sterling to the U.S. dollar decreased 5.4% and the euro to the U.S. dollar decreased 13.0% as compared to the prior comparable period. In local currency, net sales increased 10.2% and sales for stores open more than one year (which include online sales) increased 7.6% as compared to the prior comparable period.

        The following is a summary of European Retail store activity:

	Six Months Ended March 31,
	2015	2014
Company-owned stores
Open at beginning of the period	927	901
Opened during the period	19	12
Acquired durring the period	1
Closed during the period	(4)	(5)

Open at end of the period	943	908

Franchised stores
Open at beginning of the period	89	79
Opened during the period	16	10
Closed during the period	(7)	(6)

Open at end of the period	98	83

Total company-owned and franchised stores
Open at beginning of the period	1,016	980
Opened during the period	35	22
Acquired during the period	1	—
Closed during the period	(11)	(11)

Open at end of the period	1,041	991

  Direct Response/E-Commerce

        Net sales for the Direct Response/E-Commerce segment increased by $2,554, or 2.1%, to $126,517 for the six months ended March 31, 2015, as compared to the prior comparable period. The total number of orders increased approximately 10%, while the average order size declined approximately 7% for the six months ended March 31, 2015, as compared to the prior comparable period. E-commerce orders comprised 76% of total Direct Response/E-Commerce orders for the six months ended March 31, 2015 as compared to 71% in the prior comparable period. We remain among the leaders for vitamin and nutritional supplements in the direct response and e-commerce sectors, and we continue to increase the number of products available via our catalog and websites.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical results reflect this pattern and therefore this division should be viewed on an annual, and not quarterly, basis.

  North American Retail

        Net sales for the North American Retail segment decreased $5,955, or 5.3%, to $107,261 for the six months ended March 31, 2015, as compared to the prior comparable period. Same store sales (which include online sales) declined 3.3% due to a softer retail environment.

        The following is a summary of North American Retail store activity:

	Six Months Ended March 31,
	2015	2014
Open at beginning of the period	414	421
Opened during the period	3	12
Closed during the period	(27)	(16)

Open at end of the period	390	417

  Cost of Sales

        Cost of sales was as follows:

	Six Months Ended March 31,
	2015	2014	$ change	% change
Cost of sales	$884,044	$872,799	$11,245	1.3%
Percentage of net sales	54.8%	54.3%

        Cost of sales as a percentage of net sales increased by 0.5 percentage points. The increase in the percentage of cost of sales was primarily due to lower margins earned on private label products and an increase in reserves on certain foreign inventory due to regulatory uncertainty.

        Due to competitive pressure in the private label business, the cost of sales for our private label business as a percentage of net sales could fluctuate. This would adversely affect gross profits during the affected periods. To address these matters, we continuously seek to implement additional improvements in our supply chain and we are increasing our focus on our branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses were as follows:

	Six Months Ended March 31,
	2015	2014	$ change	% change
Advertising, promotion and catalog	$105,399	$97,305	$8,094	8.3%
Percentage of net sales	6.5%	6.1%

        The $8,094 or 8.3% increase in advertising, promotion and catalog expenses primarily related to increased advertising in our Wholesale segment, as we continue to increase our focus on branded products and increased spending on media and loyalty program costs in our European Retail segment, partially offset by a decrease in advertising expense in the Direct Response / E-Commerce segment.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") were as follows:

	Six Months Ended March 31,
	2015	2014	$ change	% change
Selling, general and administrative	$473,632	$471,577	$2,055	0.4%
Percentage of net sales	29.4%	29.4%

        The SG&A increase of $2,055, or 0.4%, for the six months ended March 31, 2015, as compared to the prior comparable period, is primarily due to $8,264 of additional depreciation resulting from the implementation of a POS system in our European Retail segment and the ongoing implementation and support of our ERP system in Corporate/Manufacturing; $8,031 of additional salaries related to severance, new stores in the European Retail segment and higher corporate salaries relating to new management; $2,972 of increased legal settlement costs primarily related to the recording of an estimated settlement value in the current period related to the Glucosamine case. These increases in SG&A were partially offset by decreases of $8,322 due to foreign currency fluctuations, as the British pound sterling and Euro have weakened as compared to the U.S. dollar; the reduction of freight costs of $2,747 due to lower energy costs; $2,604 of lower insurance costs as a result of a lower premium; $2,207 of reductions in other administrative costs and $1,704 of lower building costs primarily due to the correction of prepaid rent within the North American Retail segment.

  Income from Operations

        Income from operations was as follows:

	Six Months Ended March 31,
	2015	2014	$ change	% change
Wholesale	$89,673	$101,732	$(12,059)	(11.9)%
European Retail	92,397	93,875	(1,478)	(1.6)%
Direct Response/E-Commerce	13,050	14,363	(1,313)	(9.1)%
North American Retail	5,914	4,494	1,420	31.6%
Corporate	(54,880)	(50,014)	(4,866)	(9.7)%

Total	$146,154	$164,450	$(18,296)	(11.1)%

Percentage of net sales	9.1%	10.2%

        The decrease in the Wholesale segment was primarily due to the increase in reserves on certain foreign inventory due to the changing regulatory environment in China and increase in advertising expense. For the European Retail segment, on a local currency basis, income from operations increased slightly. In U.S. dollars, the decrease was due to foreign currency fluctuations and increased advertising costs. The decrease in the Direct Response/E-Commerce segment was primarily due to increased cost of sales as a percentage of net sales due to additional sales promotions, increased SG&A costs (primarily freight costs), partially offset by a decrease in advertising costs. The increase in the North American Retail segment was primarily due to the decrease in SG&A costs related to the correction of prepaid rent, as well as reductions in salaries and consulting costs, partially offset by a decrease in net sales from store closures and lower same store sales from the prior year. Corporate/Manufacturing increased due to increases in legal settlements related to the Glucosamine case, increases in depreciation expense with the ongoing implementation of our ERP system and excess depreciation from the pending sale of the bar and powder facilities, increased salary costs related to severance for the pending sale of the bar and powder facilities as well as other cost cutting initiatives.

  Interest Expense

        Interest expense for the six months ended March 31, 2015 remained relatively consistent with the prior comparable period.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2015 and 2029. Our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the six months ended March 31, 2015 and 2014 was 35.8% and 33.5%, respectively. Our effective tax rate for the six months ended March 31, 2015 is higher than the federal statutory rate generally due to the impact of state and local taxes. Our effective tax rate for the six months ended March 31, 2014 was lower than the federal statutory rate generally due to the timing and mixture (foreign and domestic) of income and the partial reinvestment of foreign earnings in fiscal 2014.

Liquidity and Capital Resources

        NBTY's primary sources of liquidity and capital resources are cash generated from operations and funds available under its revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

        The following table sets forth, for the periods indicated, cash balances and working capital:

	As of March 31, 2015	As of September 30, 2014
Cash and cash equivalents	$250,398	$139,488
Working capital (including cash and cash equivalents)	$809,471	$809,645

        We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, investing and financing requirements. As of March 31, 2015, cash and cash equivalents of $98,180 were held by our foreign subsidiaries and are generally subject to U.S. income taxes upon repatriation to the United States. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law.

        The increase in cash and cash equivalents of $110,910 at March 31, 2015 as compared to September 30, 2014 was primarily due to lower inventories and the increase in accounts payable, partially offset by the increase in accounts receivable.

        Working capital as of March 31, 2015 remained relatively consistent with September 30, 2014 due to increases in cash offset by increases in accounts payable and decreases in inventory.

        The following table sets forth, for the periods indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Six Months Ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$204,037	$(2,069)
Net cash used in investing activities	$(45,707)	$(47,244)
Net cash used in financing activities	$(39,616)	$(21,528)
Inventory turnover	2.1	2.2
Days sales (Wholesale) outstanding in accounts receivable	36	34

        Net cash provided by operating activities increased for the six months ended March 31, 2015 as compared to the prior comparable period, primarily due to inventory fluctuations whereby the inventory levels increased in the prior comparable period to increase order fulfillment rates and have decreased inventory levels in the current period.

        During the six months ended March 31, 2015 and 2014, net cash used in investing activities consisted primarily of purchases of property, plant and equipment.

        For the six months ended March 31, 2015 and 2014, net cash used in financing activities primarily related to dividends paid to Alphabet Holding Company, Inc. ("Holdings").

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

        On November 20, 2014, NBTY amended its senior secured revolving credit facility, extending its maturity to September 2017 and reducing the commitment from $200,000 to $175,000. In connection with this amendment, deferred financing costs of $611 were incurred and are being amortized over the remaining period.

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

        In addition, the credit agreement requires the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility (including swingline loans and letters of credit). As of March 31, 2015, NBTY was in compliance with all covenants under the credit agreement.

        As of March 31, 2015, there were no borrowings drawn from our $175,000 revolving credit facility and there was a letter of credit totaling $4,400, reducing the net availability to $170,600.

Original Holdco Notes

        On October 17, 2012, Holdings issued $550,000 of the original Holdco Notes. Interest on the original Holdco Notes accrues at the rate of 7.75% per annum with respect to Cash Interest (as defined below) and 8.50% per annum with respect to any paid- in-kind interest. The proceeds from the offering of the original Holdco Notes, along with the $200,000 from NBTY, were used to pay transaction fees and expenses and a dividend of approximately $721,682 to Holdings' shareholders.

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

        As described above, Holdings' ability to pay PIK Interest depends on the calculation of the Applicable Amount regardless of the availability of cash at Holdings. All interest payments made to date have been in cash. As of March 31, 2015, NBTY currently anticipates that it will have sufficient restricted payment capacity to enable Holdings to pay cash interest on the Holdco Notes for the current interest period; however, this may change as a result of a variety of factors. To the extent Holdings makes such interest payments in cash, NBTY will be required to provide the necessary funding.

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

        The computation of NBTY's senior secured leverage ratio, to the extent then applicable, is as follows:

		March 31, 2015	March 31, 2014
Senior secured debt		$1,507,500	$1,507,500
Less up to $150,000 unrestricted cash balance		(150,000)	(119,492)

	(a)	$1,357,500	$1,388,008

NBTY Consolidated EBITDA (Four consecutive quarters)	(b)	$487,002	$545,225

Senior Secured Leverage Ratio	(a /b)	2.79x	2.55x
Maximum Allowed (per the senior secured credit facilities)		3.75x	4.00x

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

        The following table reconciles net income (loss) to EBITDA and Consolidated EBITDA (as defined in NBTY's senior secured credit facilities) for the three and six months ended and four consecutive quarters ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Six Months Ended March 31,		Four Consecutive quarters ended March 31,
	2015	2014	2015	2014	2015	2014
Net (loss) income	$13,256	$9,900	$51,446	$63,721	$(56,425)	$158,431
Interest expense	32,426	33,086	67,173	67,904	135,309	136,356
(Benefit) provision for income taxes	7,472	5,568	28,705	32,100	6,749	71,357
Depreciation and amortization	29,733	25,833	57,798	51,399	112,955	109,365

EBITDA	82,887	74,387	205,122	215,124	198,588	475,509
Severance costs(a)	8,463	750	10,336	1,297	14,017	2,515
Stock-based compensation(b)	674	936	1,406	2,556	2,938	3,498
Management fee(c)	750	750	1,500	1,500	3,000	3,000
Consulting fees(d)	4,129	3,036	9,549	10,351	22,784	25,865
Impairments and disposals(e)	1,160	4,360	1,795	4,459	212,019	4,803
Other items(f)	13,867	8,766	22,966	7,237	35,029	15,263
Pro forma cost savings(g)	7,487	8,171	14,975	16,342	29,949	32,685
Limitation on certain EBITDA adjustments(h)	(7,831)	(4,478)	(15,662)	(8,956)	(31,322)	(17,913)

Consolidated EBITDA	$111,586	$96,678	$251,987	$249,910	$487,002	$545,225

(a)
Reflects the exclusion of severance costs incurred at various subsidiaries of the Company.

(b)
Reflects the exclusion of non-cash expenses related to stock options.

(c)
Reflects the exclusion of the Carlyle consulting fee.

(d)
Reflects the exclusion of consulting fees, as permitted in our senior secured credit facilities, for items such as business optimization consulting.

(e)
Reflects the impairment of certain assets, including the impairment of $207,334 relating to goodwill and intangible assets in our Direct Response / E-commerce and North American Retail segments in the four consecutive quarters ended March 31, 2015.

(f)
Reflects the exclusion of various items, as permitted in NBTY's senior secured credit facilities, which among other items includes: restructuring charges, business optimization expenses, ineffectiveness on certain derivative instruments, gains and losses on dispositions.

(g)
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

Foreign Currency

        Approximately 35% of our net sales during the six months ended March 31, 2015 and 2014, were denominated in currencies other than U.S. dollars, principally British pounds sterling and to a lesser extent euros, Canadian dollars and Chinese renminbi. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on us, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	March 31, 2015	September 30, 2014
Total Assets	26%	27%
Total Liabilities	5%	5%

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. dollars. This process results in exchange rate gains and losses, which are included as a separate component of stockholder's equity under the caption "Accumulated other comprehensive income (loss)."

        During the six months ended March 31, 2015 and 2014, translation (losses) gains of ($82,761) and $11,489, respectively, were included in determining other comprehensive income (loss). Accordingly, cumulative translation losses of approximately ($111,243) and ($28,481) were included as part of accumulated other comprehensive loss within the consolidated balance sheets at March 31, 2015 and September 30, 2014, respectively.

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

        In February 2015, the FASB issued guidance that amends the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new guidance is effective for the Company beginning October 1, 2016, with early adoption permitted. This new guidance is not expected to have a material impact on our consolidated financial statements.

        In April 2015, the FASB issued guidance which changes the presentation of debt issuance costs. Under the new guidance, debt issuance costs will be presented as a reduction of the carrying amount of the related liability, rather than as an asset. The new treatment is consistent with the current literature for accounting for debt discounts. The guidance is effective for us beginning October 1, 2016, and early adoption is permitted. This guidance has been early adopted as of March 31, 2015 and applied retrospectively to the prior period presented in the consolidated financial statements. See Note 5 "Long-Term Debt."

Critical Accounting Policies and Estimates

        We describe our significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements included in our 2014 Annual Report. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the 2014 Annual Report. There have been no significant changes in our significant accounting policies or critical accounting estimates since September 30, 2014. As noted in the Form 10-K, relatively small declines in the future performance and cash flows within the wholesale business may result in the recognition of asset impairment charges. Certain categories within the Wholesale segment performing below expectations increases the risk of impairment for the indefinite-lived tradenames associated with those categories. The carrying value of the tradenames associated with the Wholesale business as of March 31, 2015 was approximately $435,000.

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

        Net sales denominated in foreign currencies were approximately $564,432, or 35.0%, of total net sales for the six months ended March 31, 2015. A majority of our foreign currency exposure is denominated in British pounds sterling, the euro, Canadian dollars and the Chinese renminbi. For the six months ended March 31, 2015, as compared to the prior comparable period, the British pound sterling, the euro, Canadian dollars and the Chinese renminbi decreased 5.4%, 13.0%, 9.3% and 0.4%, respectively, as compared to the U.S. dollar. The combined effect of the changes in these currency rates resulted in a decrease of $40,904 in net sales and a decrease of $8,091 in operating income.

        Additionally, NBTY's senior secured credit facilities are subject to market conditions, whereby interest rates will fluctuate based on the Eurodollar LIBOR, as defined in the agreement. Assuming NBTY's senior secured credit facilities are fully drawn, each one eighth percentage point increase or decrease, above the interest rate floor, in the applicable interest rates would correspondingly change our interest expense on our senior secured credit facilities by approximately $2,103 per year.

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2015, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NBTY, Inc. and Subsidiaries
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Herbal Dietary Supplements

        In February 2015, the New York State Office of the Attorney General ("NY AG") began an investigation concerning the authenticity and purity of herbal supplements and associated marketing. As part of this investigation, the NY AG is reviewing the sufficiency of the measures that several manufacturers and retailers, including NBTY, are taking to independently assess the validity of their representations and advertising in connection with the sale of herbal supplements. NBTY has fully cooperated with the NY AG, however until this investigation is concluded, no final determination can be made as to its ultimate outcome or the amount of liability, if any, on the part of NBTY. However, we do not believe the ultimate outcome will have a material adverse effect on our consolidated financial statements.

        Following the NY AG investigation, starting in February 2015, numerous putative class actions were filed in various jurisdictions against NBTY, certain of its customers and/or other companies as to which there may be a duty to defend and indemnify, challenging the authenticity and purity of herbal supplements and associated marketing, under various states' consumer protection statutes. Motions for transfer and consolidation of all of the federal actions as multidistrict litigation into a single district before a single judge ("MDL motions") are currently pending and the hearing date of the MDL motions is scheduled for May 28, 2015. Certain state court actions are proceeding independently or have been removed to federal court and stayed pending a decision on the MDL motions. These cases seek some combination of monetary damages, injunctive relief and specific performance.

        At this time, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of NBTY, however, we do not believe the ultimate outcome will have a material adverse effect on our consolidated financial statements.

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

        In March 2013, NBTY agreed upon a proposed settlement with plaintiffs, which included all cases and resolved all pending claims without any admission of or concession of liability by NBTY, and which provided for a release of all claims in return for payments to the class, together with attorneys' fees, and notice and administrative costs. Fairness Hearings took place on October 4, 2013 and November 20, 2013. On January 3, 2014, the court issued an opinion and order approving the settlement as modified (the "Order"). The final judgment was issued on January 22, 2014 (the

"Judgment"). Certain objectors filed a notice of appeal of the Order and the Judgment on January 29, 2014 and the plaintiffs filed a notice of appeal on February 3, 2014. In fiscal 2013, NBTY recorded a provision of $12 million reflecting its best estimate of exposure for payments to the class together with attorney's fees and notice and administrative costs in connection with this class action settlement. As a result of the court's approval of the settlement and the closure of the claims period, NBTY reduced its estimate of exposure to $6.1 million. This reduction in the estimated exposure was reflected in the Company's first quarter results for fiscal 2014.

        On November 19, 2014, the appellate court issued a decision granting the objectors' appeal. The appellate court reversed and remanded the matter to the district court for further proceedings consistent with the appellate court's decision. In April 2015, NBTY agreed upon a revised proposed settlement with certain plaintiffs which includes all cases and resolves all pending claims without any admission of or concession of liability by NBTY. The parties have signed settlement documentation providing for a release of all claims in return for payments to the class, together with attorneys' fees, and notice and administrative costs estimated to be in the amount of $9 million, which resulted in an additional charge of $4.3 million in the second quarter results for fiscal 2015. The settlement has not yet been submitted to the court for preliminary approval. Until the cases are resolved, no final determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY.

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

        On May 2, 2014, NBTY and its named subsidiary defendants cross-claimed against CCG, who was a third party vendor engaged by NBTY, and CCG cross-claimed against NBTY and named subsidiary defendants on June 13, 2014. CCG brought a third party complaint against an unrelated entity, Healthcare Data Experts, LLC, on June 27, 2014. On July 21, 2014, CCG filed a motion to dismiss the amended complaint and on February 11, 2015 the court issued an Order and Opinion dismissing the class-action. On February 27, 2015, Plaintiff filed an appeal to the court's dismissal of the action and that appeal is pending.

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

NBTY, Inc. and Subsidiaries
Item 1A. Risk Factors

Risk Factors

        In addition to the other information set forth in this Report, you should carefully consider the risk factors disclosed under the caption "Risk Factors" in the 2014 Annual Report, the quarterly report for the quarter ended December 31, 2014 (the "Q1 Quarterly Report") and the additional risk factors set forth below. These factors could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in the 2014 Annual Report, the Q1 Quarterly Report and below are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows. Except as set forth below, there have been no significant changes relating to the risk factors described in the 2014 Annual Report and the Q1 Quarterly Report.

         We may be exposed to legal proceedings or actions initiated by regulators in the United States or abroad that could increase our costs and adversely affect our reputation, revenues and operating income.

        In all jurisdictions in which we operate, non-compliance with relevant legislation can result in regulators bringing administrative, civil or, in some cases, criminal proceedings. In the United States, the FTC has brought and considered bringing actions against us in the past. In China regulators have strengthened administration of regulations on dietary supplements products in anticipation of the Food Safety Law Amendment becoming effective on October 1, 2015. In the United Kingdom, it is common for regulators to prosecute retailers and manufacturers for non-compliance with legislation governing foodstuffs and medicines. In the United States, we are undergoing an audit of our compliance of unclaimed or abandoned property (escheat) laws currently for nineteen states for the years 1986 through the present. On February 2, 2015, the State of New York Office of the Attorney General sent letters to several major retailers demanding that they cease and desist selling their store brands for specific manufacturing lots of a select number of popular herbal supplements that the Attorney General alleges were inaccurately labeledand began an investigation concerning the authenticity and purity of herbal supplements and associated marketing. Because we manufacture certain of these private label products, we have been subject to the Attorney General's investigation as well as numerous legal actions filed in various jurisdictions against us since the investigation. The investigation or these legal actions seek some combination of monetary damages, injunctive relief and specific performance. At this time, no determination can be made as to the ultimate outcome of the investigation or the litigation or the amount of liability on our part but an adverse result in the investigation or the litigation could have a material adverse impact on the industry overall and our business, results of operations, financial condition and cash flows. Our failure to comply with applicable legislation could occur from time to time, and prosecution for any such violations could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

NBTY, Inc. (Registrant)
Date: May 7, 2015	By:	/s/ STEVEN CAHILLANE Steven Cahillane Chief Executive Officer, President and Director
Date: May 7, 2015	By:	/s/ DIPAK GOLECHHA Dipak Golechha Chief Financial Officer