Form 10-Q/A
period 2015-06-30
NBTY INC
filed 2015-11-16
CIK 70793

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

NBTY, Inc. and Subsidiaries
INDEX

Explanatory Note

(in thousands)

        NBTY, Inc. (the "Company") is filing this amendment No. 1 on Form 10-Q/A (this "Amendment") to amend its Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2015, as filed on August 5, 2015 (the "Original Filing"), to restate its consolidated financial statements as of and for the fiscal quarter and year-to-date period ended June 30, 2015 and its Evaluation of Disclosure Controls and Procedures as of June 30, 2015, as well as to revise its consolidated balance sheet as of September 30, 2014.

        On November 10, 2015, the Audit Committee of the Board of Directors of the Company concluded, in consultation with management that the Company's previously issued consolidated financial statements for the fiscal periods ended June 30, 2015 as contained in the Original Filing should no longer be relied upon and should be restated due to the effect of the errors described below.

        During the preparation of the annual consolidated financial statements for the fiscal year ended September 30, 2015 ("fiscal 2015"), the Company discovered a financial statement error attributable to the accounting for the accelerated depreciation of assets being sold in conjunction with the closure of its nutritional bar manufacturing plant. More specifically, the Company determined that accelerated depreciation had been understated for the three and nine months ended June 30, 2015 by $4,904 and $6,539, respectively.

        Additionally, in prior interim periods during the fiscal 2015 the Company had recorded and disclosed out-of-period adjustments that the Company concluded at the time of recording of those adjustments, based on its evaluation of both quantitative and qualitative factors, were not material to any of its previously issued consolidated financial statements. These adjustments included the following:

  •
  As disclosed in the Original Filing, during the first quarter of fiscal 2015, the Company recorded an out-of-period adjustment to cost of sales and label inventory of $3,708. This immaterial adjustment is a result of the Company correcting its policy of expensing all labels upon receipt. Accordingly, on-hand labels are now recorded as a part of ending inventory on the consolidated balance sheet.

  •
  As disclosed in the Original Filing, during the second and third quarter of fiscal 2015, the Company recorded an out-of-period adjustment to selling, general and administrative expenses and cost of sales and prepaid rent totaling $3,252. This immaterial adjustment is a result of the Company correcting its policy of expensing rent, primarily at certain retail locations, at the payment date. Accordingly, prepaid rent is now recorded on the consolidated balance sheet and amortized during the period of use.

        In evaluating the materiality of these errors, both individually and in the aggregate, the Company considered both qualitative and quantitative factors relevant to that assessment. In doing so, the Company concluded that the aggregate impact of these errors resulted in a material misstatement of its consolidated financial statements for the three and nine months ended June 30, 2015. Accordingly, those consolidated financial statements are being restated to record the additional accelerated depreciation as well as to correct for the out-of-period adjustments noted above. Additionally, to correct for the out-of-period adjustments discussed above the Company has also revised its consolidated balance sheet as of September 30, 2014 as included within the consolidated financial statements in this Amendment. The Company concluded that such previously disclosed out-of-period adjustments are immaterial on an individual basis and, as a result, would not require the Company to restate its previously issued consolidated financial statements for the fiscal quarter ended December 31, 2014 and the fiscal quarter and six months ended March 31, 2015; however, in future filings the Company will also revise its consolidated financial statements for the interim periods ended December 31, 2014 and March 31, 2015 for these immaterial adjustments. In addition, the previously disclosed out-of-period adjustments for which the Company has restated had no effect on the cash position of the Company for any period, did not impact any covenants under its debt agreements and did not require a change to the consolidated financial statements for interim or annual periods for the fiscal year ended September 30, 2014 or any prior period, other than balance sheet revisions, as the income statement impact for all previously reported periods is de minimis for the previously disclosed out-of-period adjustments described above.

        Refer to Note 1, Restatement of Financial Statements Previously Issued Financial Statements, in the Notes to the Consolidated Financial Statements set forth in this Amendment for further information relating to this restatement.

        This amended Quarterly Report on Form 10-Q/A sets forth the Original Filing in its entirety; however, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this amended Quarterly Report on Form 10-Q/A amends and restates the Original Filing only with respect to matters affected by the restatement. The following items in the Original Filing have been amended as a result of this restatement:

  Part I, Item 1. Financial Statements

  Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Part I, Item 4. Controls and Procedures

  Part II, Item 1A. Risk Factors

  Part II, Item 6. Exhibits (with respect to Exhibits 31 and 32)

        The Company's Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this amended Quarterly Report on Form 10-Q/A and various exhibits related to XBRL. These certifications are filed as Exhibits 31 and 32 to this Amendment.

        This amended Quarterly Report on Form 10-Q/A does not modify or update other disclosures presented in the Original Filing, including the exhibits to the Original Filing, except as identified above. As such, except for the items identified above, this amended Quarterly Report on Form 10-Q/A speaks as of August 5, 2015, the original filing date, and any forward-looking statements represent management's views as of that date and should be not be assumed to be accurate as of any date thereafter. This amended Quarterly Report on Form 10-Q/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to August 5, 2015.

PART I
Item 1. Financial Statements

NBTY, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2015	September 30, 2014
	(As Restated)	(As Revised)
Assets
Current assets:
Cash and cash equivalents	$282,908	$139,488
Accounts receivable, net	192,315	175,701
Inventories	809,050	856,934
Deferred income taxes	25,651	26,242
Other current assets	50,401	64,761

Total current assets	1,360,325	1,263,126
Property, plant and equipment, net	608,027	597,202
Goodwill	1,132,507	1,163,282
Intangible assets, net	1,743,090	1,791,592
Other assets	9,512	8,207

Total assets	$4,853,461	$4,823,409

Liabilities and Stockholder's Equity
Current liabilities:
Current portion long-term debt	$—	$261
Accounts payable	293,935	227,877
Accrued expenses and other current liabilities	241,523	221,056

Total current liabilities	535,458	449,194
Long-term debt, net of current portion	2,111,807	2,099,487
Deferred income taxes	691,809	707,962
Other liabilities	44,269	53,386

Total liabilities	3,383,343	3,310,029

Commitments and contingencies
Stockholder's equity:
Common stock, successor, $0.01 par; one thousand shares authorized, issued and outstanding at June 30, 2015 and September 30, 2014	—	—
Capital in excess of par	1,563,073	1,561,014
Accumulated deficit	(16,436)	(18,431)
Accumulated other comprehensive loss	(76,519)	(29,203)

Total stockholder's equity	1,470,118	1,513,380

Total liabilities and stockholder's equity	$4,853,461	$4,823,409

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(As Restated)		(As Restated)
Net sales	$815,610	$806,961	$2,429,257	$2,413,092

Costs and expenses:
Cost of sales (See Note 3)	430,538	431,204	1,318,289	1,304,003
Advertising, promotion and catalog	45,849	60,931	151,249	158,236
Selling, general and administrative	246,895	235,538	722,704	707,115
Facility restructuring charges (See Note 3)	14,437	—	20,974	—

	737,719	727,673	2,213,216	2,169,354

Income from operations	77,891	79,288	216,041	243,738

Other income (expense):
Interest	(32,593)	(33,794)	(99,765)	(101,698)
Miscellaneous, net	2,127	2,534	3,296	1,809

	(30,466)	(31,260)	(96,469)	(99,889)

Income from operations before income taxes	47,425	48,028	119,572	143,849
Provision for income taxes	13,547	14,761	39,179	46,861

Net Income	33,878	33,267	80,393	96,988

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of $1,975, $(813), $(118), and $2,718	34,724	11,127	(48,037)	22,615
Change in fair value of interest rate swaps, net of taxes of $0, $(436), $(442) and $(1,559)	—	699	721	2,469

Total other comprehensive (loss) income, net of tax:	34,724	11,826	(47,316)	25,084
Comprehensive (loss) income	$68,602	$45,093	$33,077	$122,072

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2015	2014
	(As Restated)
Cash flows from operating activities:
Net income	$80,393	$96,988
Adjustments to reconcile net income to net cash provided by operating activities:
Impairments and disposals of assets	5,091	5,974
Depreciation of property, plant and equipment	64,339	44,076
Amortization of intangible assets	34,120	34,633
Foreign currency transaction (gain) loss	(50)	632
Amortization and write-off of deferred financing fees	14,165	14,200
Stock-based compensation	2,059	3,373
Allowance for doubtful accounts	419	579
Inventory reserves	5,590	3,681
Deferred income taxes	(13,710)	(4,184)
Changes in operating assets and liabilities:
Accounts receivable	(20,340)	(13,107)
Inventories	15,267	(130,953)
Other assets	11,868	(1,033)
Accounts payable	64,834	(3,798)
Accrued expenses and other liabilities	21,990	(24,044)

Net cash provided by operating activities	286,035	27,017

Cash flows from investing activities:
Purchase of property, plant and equipment	(83,592)	(72,436)
Proceeds from sale of property, plant and equipment	933	—
Proceeds from sale of powder facility	23,983	—

Net cash used in investing activities	(58,676)	(72,436)

Cash flows from financing activities:
Principal payments	(778)	(298)
Payments for financing fees	(611)	—
Dividends paid	(78,398)	(60,063)

Net cash used in financing activities	(79,787)	(60,361)

Effect of exchange rate changes on cash and cash equivalents	(4,152)	1,636

Net increase (decrease) in cash and cash equivalents	143,420	(104,144)
Cash and cash equivalents at beginning of period	139,488	198,561

Cash and cash equivalents at end of period	$282,908	$94,417

Non-cash investing and financing information:
Property, plant and equipment additions included in total liabilities	$14,176	$6,804

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands)

1. Restatement of Previously Issued Consolidated Financial Statements

        On November 10, 2015, the Audit Committee of the Board of Directors of the Company concluded, in consultation with management that the Company's previously issued consolidated financial statements for the fiscal periods ended June 30, 2015 as contained in the Company's Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2015, as filed on August 5, 2015 (the "Original Filing") should be restated due to the effect of the errors described below.

        During the preparation of the annual consolidated financial statements for the fiscal year ended September 30, 2015 ("fiscal 2015") the Company discovered a financial statement error attributable to the accounting for the accelerated depreciation of assets being sold in conjunction with the closure of its nutritional bar manufacturing plant. More specifically, the Company determined that accelerated depreciation had been understated for the three and nine months ended June 30, 2015 by $4,904 and $6,539, respectively.

        Additionally, in prior interim periods during fiscal 2015 the Company had recorded and disclosed out-of-period adjustments that the Company concluded at the time of recording of those adjustments, based on its evaluation of both quantitative and qualitative factors, were not material to any of its previously issued consolidated financial statements. These adjustments included the following:

  •
  As disclosed in the Original Filing, during the first quarter of fiscal 2015, the Company recorded an out-of-period adjustment to cost of sales and label inventory of $3,708. This immaterial adjustment is a result of the Company correcting its policy of expensing all labels upon receipt. Accordingly on-hand labels are now recorded as a part of ending inventory on the consolidated balance sheet.

  •
  As disclosed in the Original Filing, during the second and third quarter of fiscal 2015, the Company recorded an out-of-period adjustment to selling, general and administrative expenses and cost of sales and prepaid rent totaling $3,252. This immaterial adjustment is a result of the Company correcting its policy of expensing rent, primarily at certain retail locations, at the payment date. Accordingly prepaid rent is now recorded on the consolidated balance sheet and amortized during the period of use.

        In evaluating the materiality of these errors, both individually and in the aggregate, the Company considered both qualitative and quantitative factors relevant to that assessment. In doing so, the Company concluded that the aggregate impact of these errors resulted in a material misstatement of its consolidated financial statements for the three and nine months ended June 30, 2015. Accordingly, those consolidated financial statements are being restated to record the additional accelerated depreciation as well as to correct for the out-of-period adjustments noted above. Additionally, to correct for the out-of-period adjustments discussed above the Company has also revised its consolidated balance sheet as of September 30, 2014. The Company concluded that such previously disclosed out-of-period adjustments are immaterial on an individual basis and, as a result, would not require the Company to restate its previously issued consolidated financial statements for the quarter ended December 31, 2014 and the fiscal quarter and six months ended March 31, 2015; however, in future filings the Company will also revise its consolidated financial statements for the interim periods ended December 31, 2014 and March 31, 2015 for these immaterial adjustments. In addition, the previously disclosed out-of-period adjustments for which the Company has restated had no effect on the cash

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

1. Restatement of Previously Issued Consolidated Financial Statements (Continued)

position of the Company for any period, did not impact any covenants under its debt agreements and did not require a change to the financial statements for interim or annual periods for the fiscal year ended September 30, 2014 or any prior period, other than balance sheet revisions, as the income statement impact for all previously reported periods is de minimis for the previously disclosed out-of-period adjustments described above.

        The amounts previously reported as compared to the restated amounts, are provided below:

	As of June 30, 2015		As of September 30, 2014
	As Reported	As Restated	As Reported	As Revised
Consolidated Balance Sheets
Current Assets
Inventories	$809,050	$809,050	$853,226	$856,934
Deferred income taxes	$26,900	$25,651	$28,915	$26,242
Other current assets	$50,401	$50,401	$61,509	$64,761
Total current assets	$1,361,574	$1,360,325	$1,258,839	$1,263,126
Property, plant and equipment, net	$614,566	$608,027	$597,202	$597,202
Total assets	$4,861,249	$4,853,461	$4,819,122	$4,823,409
Liabilities and Stockholders' Equity
Deferred income taxes	$695,569	$691,809	$707,962	$707,962
Total liabilities	$3,387,103	$3,383,343	$3,310,029	$3,310,029
Accumulated deficit	$(12,408)	$(16,436)	$(22,718)	$(18,431)
Total stockholders' equity	$1,474,146	$1,470,118	$1,509,093	$1,513,380
Total liabilities and stockholders' equity	$4,861,249	$4,853,461	$4,819,122	$4,823,409

	Three months ended June 30, 2015		Nine months ended June 30, 2015
	As Reported	As Restated	As Reported	As Restated
Consolidated Statements of Income and Comprehensive Income (Loss)
Cost of sales	$429,948	$430,538	$1,313,992	$1,318,289
Selling, general and administrative	$246,895	$246,895	$720,042	$722,704
Facility restructuring charges	$9,533	$14,437	$14,435	$20,974
Total costs and expenses	$732,225	$737,719	$2,199,718	$2,213,216
Income from operations	$83,385	$77,891	$229,539	$216,041
Income from operations before income taxes	$52,919	$47,425	$133,070	$119,572
Provision for income taxes	$15,657	$13,547	$44,362	$39,179
Net income	$37,262	$33,878	$88,708	$80,393
Comprehensive income (loss)	$71,986	$68,602	$41,392	$33,077

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

1. Restatement of Previously Issued Consolidated Financial Statements (Continued)

	Nine months ended June 30, 2015
	As Reported	As Restated
Consolidated Statement of Cash flows
Net income	$88,708	$80,393
Depreciation of property, plant and equipment	$57,800	$64,339
Inventory reserves	$8,485	$5,590
Deferred income taxes	$(8,527)	$(13,710)
Inventories	$8,665	$15,267
Other assets	$8,616	$11,868

2. Basis of Presentation

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

        In April 2015, the FASB issued guidance which changes the presentation of debt issuance costs. Under the new guidance, debt issuance costs are presented as a reduction of the carrying amount of the related liability, rather than as an asset. The guidance was effective for us beginning October 1, 2016, and early adoption was permitted. This guidance has been early adopted and applied retrospectively to the prior period presented in the consolidated financial statements. See Note 6 "Long-Term Debt."

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

Revision

        See Note 14 for a revision that was made to the Condensed Consolidating Financial Statements of Guarantors.

3. Sale of Nutritional Bar Assets and Powder Facility (as restated)

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

        The closing of the sale pursuant to the Bar APA is expected to occur during the second half of calendar 2015, and is subject to customary closing conditions. The aggregate sales price for the production assets to be sold pursuant to the Bar APA is approximately $12,000. The sales price for the raw materials, packaging, labels, work-in-process and component inventories to be transferred pursuant

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

3. Sale of Nutritional Bar Assets and Powder Facility (as restated) (Continued)

to the Bar APA will be equal to NBTY's book value for such assets, as estimated by NBTY prior to the closing of the transactions, and subject to post-closing adjustments.

        As a result of these arrangements, the Company will incur cumulative net charges of approximately $32,000 before tax over the period in which these transactions are completed, of which non-cash charges will consist primarily of accelerated depreciation and a write-off of Goodwill of approximately $28,000; costs related to workforce reductions will be approximately $2,200 and other costs will be approximately $3,492, partially offset by a gain of $1,692 on the sale of a contract. All costs associated with the Divested Manufacturing Operations will be reflected in Corporate / Manufacturing.

        Charges related to these divestitures of $14,437 for the three months ended June 30, 2015 were $5,541 for a write-off of Goodwill associated with the fair value of the assets related to the powder facility, $9,846 for accelerated depreciation, $28 for severance and employee related costs and $714 of other costs, partially offset by a gain on a transferred contract of $1,692. Charges related to these divestitures of $20,974 for the nine months ended June 30, 2015 were $13,128 for accelerated depreciation, $5,541 for a write-off of Goodwill associated with the fair value of assets related to the powder facility, $2,199 for severance and employee related costs and $1,798 of other costs, partially offset by a gain on a transferred contract of $1,692.

        In connection with the sale of the Divested Manufacturing Operations, NBTY has entered into long-term supply agreements with Nellson, pursuant to which NBTY will purchase from Nellson the nutritional bar and powder products for a period of ten years.

4. Inventories

        The components of inventories are as follows:

	June 30, 2015	September 30, 2014
		(As Revised)
Raw materials	$177,892	$221,405
Work-in-process	21,995	20,898
Finished goods	609,163	614,631

Total	$809,050	$856,934

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

6. Long-Term Debt

        As a result of adopting the new guidance related to the presentation of debt issuance costs (see Note 2), our September 30, 2014 consolidated balance sheet has been retrospectively adjusted to reduce long-term debt by $58,600, reduce other assets by $41,285 and reduce other current assets by $17,315. Debt issuance costs relating to unused revolving lines of credit will remain in other assets and other current assets.

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

7. Fair Value of Financial Instruments

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

8. Litigation Summary

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

        The effective income tax rate for the three months ended June 30, 2015 and 2014 was 28.6% and 30.7%, respectively. The effective income tax rate for the nine months ended June 30, 2015 and 2014 was 32.8% and 32.6%, respectively. Our effective tax rates for the three and nine month periods are different than the federal statutory rate generally due to the impact of state and local taxes and the partial reinvestment of foreign earnings in fiscal 2015 and 2014.

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

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Segment Information (Continued)

        The following table represents key financial information of our business segments:

	Total Reportable Business Segments
	Consumer Products Group	Holland & Barrett International	Puritan's Pride	Vitamin World	Total	Corporate/ Manufacturing	Consolidated
Three Months Ended June 30, 2015(As restated):
Net sales	$476,452	$225,428	$62,467	$51,263	$815,610	$—	$815,610
Income (loss) from operations	61,363	45,890	6,630	1,395	115,278	(37,387)	77,891
Depreciation and amortization	8,993	5,848	2,838	945	18,624	20,402	39,026
Capital expenditures	602	17,139	22	1,460	19,223	18,403	37,626
Three Months Ended June 30, 2014:
Net sales	$471,344	$215,328	$63,940	$56,349	$806,961	$—	$806,961
Income (loss) from operations	41,355	48,386	9,009	3,073	101,823	(22,535)	79,288
Depreciation and amortization	9,032	4,807	2,830	892	17,561	9,748	27,309
Capital expenditures	41	12,380	402	4,388	17,211	7,981	25,192
Nine Months Ended June 30, 2015(As restated):
Net sales	$1,425,918	$655,831	$188,984	$158,524	$2,429,257	$—	$2,429,257
Income (loss) from operations	147,828	138,287	19,159	4,790	310,064	(94,023)	216,041
Depreciation and amortization	27,021	16,005	8,508	2,745	54,279	44,180	98,459
Capital expenditures	1,301	40,291	293	3,131	45,016	38,576	83,592
Nine Months Ended June 30, 2014:
Net sales	$1,420,067	$635,556	$187,904	$169,565	$2,413,092	$—	$2,413,092
Income (loss) from operations	143,087	142,260	23,372	7,568	316,287	(72,549)	243,738
Depreciation and amortization	27,199	12,984	8,475	2,365	51,023	27,686	78,709
Capital expenditures	244	27,248	1,084	11,977	40,553	31,883	72,436

        The three months ended June 30, 2015 was restated to reflect the corrections described in Note 1. This restatement resulted in the reduction of Income (loss) from operations for the above columns as follows: $534 for Consumer Products Group, $55 for Puritan's Pride, $589 for Total, $4,905 for Corporate / Manufacturing and $5,494 for Consolidated.

        The nine months ended June 30, 2015 was restated to reflect the corrections described in Note 1. This restatement resulted in the reduction of Income (loss) from operations for the above columns as

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Segment Information (Continued)

follows: $3,743 for Consumer Products Group, $576 for Puritan's Pride, $2,529 for Vitamin World, $6,893 for Total, $6,659 for Corporate / Manufacturing and $13,498 for Consolidated.

        Total assets by segment are as follows:

	June 30, 2015	September 30, 2014
	(As Restated)	(As Revised)
Reportable Business Segments:
Consumer Products Group	$2,468,588	$2,504,402
Holland & Barrett International	992,960	948,010
Puritan's Pride	511,283	513,218
Vitamin World	111,257	109,962

Total Reportable Business Segments:	4,084,088	4,075,592

Corporate / Manufacturing	769,373	747,817

Consolidated assets	$4,853,461	$4,823,409

        Assets by segment as of September 30, 2014 were revised to reflect the correction of the Company's policy with respect to its labels inventory and prepaid rent (as described in Note 1). This revision resulted in an increase in assets as follows: $3,743 for Consumer Products Group segment; $576 Puritan's Pride segment and $2,520 for Vitamin World segment, partially offset by a decrease of $2,552 for Corporate / Manufacturing.

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

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet
As of June 30, 2015
(as restated)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$142,540	$1,439	$138,929	$—	$282,908
Accounts receivable, net	—	139,592	52,723	—	192,315
Intercompany	14,635	—	17,860	(32,495)	—
Inventories	—	603,215	205,835	—	809,050
Deferred income taxes	—	24,957	694	—	25,651
Other current assets	876	17,025	32,500	—	50,401

Total current assets	158,051	786,228	448,541	(32,495)	1,360,325
Property, plant and equipment, net	118,197	276,617	213,213	—	608,027
Goodwill	—	720,813	411,694	—	1,132,507
Other intangible assets, net	—	1,407,432	335,658	—	1,743,090
Other assets	1,094	8,342	76	—	9,512
Intercompany loan receivable	2,468,492	1,292,113	—	(3,760,605)	—
Investments in subsidiaries	2,146,166	152,944	—	(2,299,110)	—

Total assets	$4,892,000	$4,644,489	$1,409,182	$(6,092,210)	$4,853,461

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable	—	198,255	95,680	—	293,935
Intercompany	—	32,495	—	(32,495)	—
Accrued expenses and other current liabilities	17,934	176,928	46,661	—	241,523

Total current liabilities	17,934	407,678	142,341	(32,495)	535,458
Intercompany loan payable	1,277,112	2,111,807	371,686	(3,760,605)	—
Long-term debt, net of current portion	2,111,807	—	—	—	2,111,807
Deferred income taxes	10,289	582,356	99,164	—	691,809
Other liabilities	4,740	14,789	24,740	—	44,269

Total liabilities	3,421,882	3,116,630	637,931	(3,793,100)	3,383,343
Commitments and contingencies
Stockholder's Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,563,073	1,404,555	746,911	(2,151,466)	1,563,073
(Accumulated deficit) retained earnings	(16,436)	135,409	92,293	(227,702)	(16,436)
Accumulated other comprehensive income (loss)	(76,519)	(12,105)	(67,953)	80,058	(76,519)

Total stockholder's equity	1,470,118	1,527,859	771,251	(2,299,110)	1,470,118

Total liabilities and stockholder's equity	$4,892,000	$4,644,489	$1,409,182	$(6,092,210)	$4,853,461

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet
As of September 30, 2014
(as revised)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$77,550	$751	$61,187	$—	$139,488
Accounts receivable, net	—	130,749	44,952	—	175,701
Intercompany	30,425	—	32,102	(62,527)	—
Inventories	—	654,192	202,742	—	856,934
Deferred income taxes	—	24,329	1,913	—	26,242
Other current assets	2,618	21,300	40,843	—	64,761

Total current assets	110,593	831,321	383,739	(62,527)	1,263,126
Property, plant and equipment, net	95,022	304,274	197,906	—	597,202
Goodwill	—	726,354	436,928	—	1,163,282
Other intangible assets, net	—	1,439,374	352,218	—	1,791,592
Other assets	—	8,116	91	—	8,207
Intercompany loan receivable	2,438,743	1,060,793	—	(3,499,536)	—
Investments in subsidiaries	2,100,050	148,921	—	(2,248,971)	—

Total assets	$4,744,408	$4,519,153	$1,370,882	$(5,811,034)	$4,823,409

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$—	$—	$261	$—	$261
Accounts payable	—	140,761	87,116	—	227,877
Intercompany	—	62,527	—	(62,527)	—
Accrued expenses and other current liabilities	34,282	112,136	74,638	—	221,056

Total current liabilities	34,282	315,424	162,015	(62,527)	449,194
Intercompany loan payable	1,060,793	2,098,900	339,843	(3,499,536)	—
Long-term debt, net of current portion	2,098,900	—	587	—	2,099,487
Deferred income taxes	22,280	586,116	99,566	—	707,962
Other liabilities	14,773	13,732	24,881	—	53,386

Total liabilities	3,231,028	3,014,172	626,892	(3,562,063)	3,310,029
Commitments and contingencies
Stockholder's Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,561,014	1,417,462	739,911	(2,157,373)	1,561,014
(Accumulated deficit) retained earnings	(18,431)	93,552	24,570	(118,122)	(18,431)
Accumulated other comprehensive income (loss)	(29,203)	(6,033)	(20,491)	26,524	(29,203)

Total stockholder's equity	1,513,380	1,504,981	743,990	(2,248,971)	1,513,380

Total liabilities and stockholder's equity	$4,744,408	$4,519,153	$1,370,882	$(5,811,034)	$4,823,409

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Condensed Consolidating Financial Statements of Guarantors (Continued)

Consolidated Statements of Operations and Comprehensive (Loss) Income
For three months ended June 30, 2015
(as restated)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$528,588	$302,656	$(15,634)	$815,610

Costs and expenses:
Cost of sales	—	314,157	132,015	(15,634)	430,538
Advertising, promotion and catalog	—	30,405	15,444	—	45,849
Selling, general and administrative	27,876	115,397	103,622	—	246,895
Facility restructuring charges (see Note 2)	—	14,437	—	—	14,437

	27,876	474,396	251,081	(15,634)	737,719

Income (loss) from operations	(27,876)	54,192	51,575	—	77,891

Other income (expense):
Intercompany interest	49,415	(44,630)	(4,785)	—	—
Interest	(44,630)	12,092	(55)	—	(32,593)
Miscellaneous, net	601	727	799	—	2,127

	5,386	(31,811)	(4,041)	—	(30,466)

Income (loss) before income taxes	(22,490)	22,381	47,534	—	47,425
Provision (benefit) for income taxes	(5,212)	8,064	10,695	—	13,547
Equity in income of subsidiaries	51,156	6,303	—	(57,459)	—

Net income (loss)	33,878	20,620	36,839	(57,459)	33,878

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes	34,724	7,003	36,589	(43,592)	34,724
Change in fair value of interest rate swaps, net of taxes	—	—	—	—	—

Total other comprehensive (loss) income, net of tax	34,724	7,003	36,589	(43,592)	34,724
Comprehensive (loss) income	$68,602	$27,623	$73,428	$(101,051)	$68,602

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
(as restated)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,603,410	$875,270	$(49,423)	$2,429,257

Costs and expenses:
Cost of sales	—	981,006	386,706	(49,423)	1,318,289
Advertising, promotion and catalog	—	110,008	41,241	—	151,249
Selling, general and administrative	78,034	343,347	301,323	—	722,704
Facility restructuring charges (see Note 2)	—	20,974	—		20,974

	78,034	1,455,335	729,270	(49,423)	2,213,216

Income (loss) from operations	(78,034)	148,075	146,000	—	216,041

Other income (expense):
Intercompany interest	156,652	(142,120)	(14,532)	—	—
Interest	(142,120)	42,456	(101)	—	(99,765)
Miscellaneous, net	(745)	67	3,974	—	3,296

	13,787	(99,597)	(10,659)	—	(96,469)

Income (loss) before income taxes	(64,247)	48,478	135,341	—	119,572
Provision (benefit) for income taxes	(8,711)	17,438	30,452	—	39,179
Equity in income of subsidiaries	135,929	19,607	—	(155,536)	—

Net income (loss)	80,393	50,647	104,889	(155,536)	80,393

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes	(48,037)	(6,793)	(47,462)	54,255	(48,037)
Change in fair value of interest rate swaps, net of taxes	721	721	—	(721)	721

Total other comprehensive (loss) income, net of tax	(47,316)	(6,072)	(47,462)	53,534	(47,316)
Comprehensive (loss) income	$33,077	$44,575	$57,427	$(102,002)	$33,077

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

(as restated)

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

15. Subsequent Events

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

        The statements in the following discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (our "2014 Annual Report"). Our actual results may differ materially from those contained in or implied by any forward- looking statements. You should read the following discussion together with the consolidated financial statements, including the related notes, contained elsewhere herein and with the 2014 Annual Report. All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. All dollar values in this section, unless otherwise noted, are denoted in thousands. Numerical figures have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

Restatement

        This "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" has been amended and restated to give effect to the restatement of our consolidated financial statements for the fiscal periods ended June 30, 2015 and the Company's financial position for the fiscal year ended September 30, 2014 has been revised, where necessary, to give effect to the correction of an error attributable to the Company's accounting for the accelerated depreciation of assets being sold in conjunction with the closure of its nutritional bar manufacturing plant as well in connection with the out-of-period adjustments related to accounting policy corrections for on-hand labels and prepaid rent. A more complete discussion of this restatement can be found in Note 1—"Restatement of Previously Issued Financial Statements" to the consolidated financial statements contained in Part 1, Item 1 herein.

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

  •
  Holland & Barrett International—This segment generates revenue through its 1,007 Holland & Barrett and co-branded stores; including company-owned stores in the following countries: 690 in the UK, 151 in the Netherlands, 48 in Ireland, 18 in Belgium; and franchised stores in the following countries: 32 in China, 28 in Singapore, 15 in United Arab Emirates, 10 in Cyprus, five in each of Malta and the Netherlands, two in each of Spain and Kuwait and one in Gibraltar, 49 GNC / MET-Rx branded UK stores, as well as internet-based sales from www.hollandandbarrett.com, www.hollandandbarrett.co.uk, www.hollandandbarrett.ie, www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees. We are currently in the process of co-branding the De Tuinen, Essenza and Natures Way stores to leverage the value of the Holland & Barrett brand.

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

        Operating data for each of the four distribution channels does not include the impact of any intercompany transfer pricing mark-up, corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to, human resources, legal, finance and various other corporate- level activity related expenses. We attribute such unallocated expenses to Corporate/Manufacturing.

Sale of Nutritional Bar Assets and Powder Facility (as restated)

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

        The closing of the sale pursuant to the Bar APA is expected to occur during the second half of calendar 2015, and is subject to customary closing conditions. The aggregate sales price for the production assets to be sold pursuant to the Bar APA is approximately $12,000, which resulted in accelerated deprecation as noted below. The sales price for the raw materials, packaging, labels, work-in-process and component inventories to be transferred pursuant to the Bar APA will be equal to NBTY's book value for such assets, as estimated by NBTY prior to the closing of the transactions, and subject to post-closing adjustments.

        As a result of these arrangements, the Company will incur cumulative net charges of approximately $32,000 before tax over the period in which these transactions are completed, of which non-cash charges will consist primarily of accelerated depreciation and a write-off of Goodwill of approximately $28,000; costs related to workforce reductions will be approximately $2,200 and other costs will be approximately $3,492, partially offset by a gain of $1,692 on the sale of a contract. All costs associated with the Divested Manufacturing Operations will be reflected in Corporate / Manufacturing.

        Charges related to these divestitures of $14,437 for the three months ended June 30, 2015 were $5,541 for a write-off of goodwill associated with the fair value of assets related to the the powder facility, $9,846 for accelerated depreciation, $28 for severance and employee related costs and $714 of other costs, partially offset by a gain on a transferred contract of $1,692. Charges related to these divestitures of $20,974 for the nine months ended June 30, 2015 were $13,128 for accelerated depreciation, $5,541 for a write-off of goodwill associated with the fair value of the assets related to the powder facility, $2,199 for severance and employee related costs and $1,798 of other costs, partially offset by a gain on a transferred contract of $1,692.

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

        The following is a summary of Vitamin World store activity:

	Three Months Ended June 30,
	2015	2014
Open at beginning of the period	390	417
Opened during the period	2	5
Closed during the period	(6)	(3)

Open at end of the period	386	419

  Cost of Sales

        Cost of sales was as follows:

	Three Months Ended June 30,
	2015	2014	$ change	% change
	(as restated)
Cost of sales	$430,538	$431,204	$(666)	(0.2)%
Percentage of net sales	52.8%	53.4%

        Cost of sales as a percentage of net sales decreased by 0.6 percentage points. The decrease in the percentage of cost of sales was primarily due to higher margins in our Consumer Products Group due to lower materials costs, supply chain efficiencies and the higher proportion of branded product sales, which was partially offset by lower margins earned in our retail businesses due to increased promotional activity.

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

  Income from Operations

        Income from operations was as follows:

	Three Months Ended June 30,
	2015	2014	$ change	% change
	(as restated)
Consumer Products Group	$61,363	$41,355	$20,008	48.4%
Holland & Barrett International	45,890	48,386	(2,496)	(5.2)%
Puritan's Pride	6,630	9,009	(2,379)	(26.4)%
Vitamin World	1,395	3,073	(1,678)	(54.6)%
Corporate / Manufacturing	(37,387)	(22,535)	(14,852)	(65.9)%

Total	$77,891	$79,288	$(1,397)	(1.8)%

Percentage of net sales	9.6%	9.8%

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

  Provision for Income Taxes (as restated)

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2015 and 2029. Our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended June 30, 2015 and 2014 was 28.6% and 30.7%, respectively. Our effective tax rate for the three months ended June 30, 2015 and 2014 was lower than the federal statutory rate generally due to the timing and mixture (foreign and domestic) of income and the partial reinvestment of foreign earnings in fiscal 2015 and 2014.

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

        The following is a summary of Vitamin World store activity:

	Nine Months Ended June 30,
	2015	2014
Open at beginning of the period	414	421
Opened during the period	5	17
Closed during the period	(33)	(19)

Open at end of the period	386	419

  Cost of Sales

        Cost of sales was as follows:

	Nine Months Ended June 30,
	2015	2014	$ change	% change
	(as restated)
Cost of sales	$1,318,289	$1,304,003	$14,286	1.1%
Percentage of net sales	54.3%	54.0%

        Cost of sales as a percentage of net sales remained relatively consistent, as lower margins earned in our retail businesses due to increased promotional activity, were offset by higher margins in our Consumer Products Group due to lower materials costs, supply chain efficiencies and the higher proportion of branded product sales.

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

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") were as follows:

	Nine Months Ended June 30,
	2015	2014	$ change	% change
	(as restated)
Selling, general and administrative	$722,704	$707,115	$15,589	2.2%
Percentage of net sales	29.8%	29.3%

        The SG&A increase of $15,589, or 2.2%, for the nine months ended June 30, 2015, as compared to the prior comparable period, is primarily due to increases of: (i) salaries of $19,244 due to increased stores in the Holland & Barrett International segment as well as a lower accrual for the annual bonus expense in the prior comparable period; (ii) professional fees of $6,887 relating to various Consumer Products Group initiatives as well as increased legal settlement costs primarily related to the recording of an estimated settlement value in the current period related to the Glucosamine case; (iii) building and occupancy costs of $7,790 primarily relating to additional stores in the Holland & Barrett International segment; and (iv) additional depreciation of $8,807 primarily due to the implementation of a POS system in our Holland & Barrett International segment and the ongoing implementation and support of our ERP system in Corporate/Manufacturing, partially offset by decreases of $20,910 due to foreign currency, as the British pound sterling and Euro have weakened as compared to the U.S. dollar and $3,693 of lower insurance costs as a result of lower premiums.

  Income from Operations

        Income from operations was as follows:

	Nine Months Ended June 30,
	2015	2014	$ change	% change
	(as restated)
Consumer Products Group	$147,828	$143,087	$4,741	3.3%
Holland & Barrett International	138,287	142,260	(3,973)	(2.8)%
Puritan's Pride	19,159	23,372	(4,213)	(18.0)%
Vitamin World	4,790	7,568	(2,778)	(36.7)%
Corporate / Manufacturing	(94,023)	(72,549)	(21,474)	(29.6)%

Total	$216,041	$243,738	$(27,697)	(11.4)%

Percentage of net sales	8.9%	10.1%

        The increase in the Consumer Products Group segment was primarily due to the increase in net sales and the decrease in advertising expenses, partially offset by increases in SG&A expenses (primarily salaries and professional fees). The decrease in the Holland & Barrett International segment was the result of increased advertising and SG&A expenses, partially offset by higher sales volume. On a local currency basis, income from operations increased approximately 5%. The decrease in the Puritan's Pride segment was primarily due to increased cost of sales as a percentage of net sales due to additional sales promotions and increased SG&A expenses (primarily salary costs), partially offset by a decrease in advertising expenses. The Vitamin World segment decreased due to lower sales, which was offset by decreases in SG&A expenses primarily related reductions in salaries. Corporate/Manufacturing increased due to increases in depreciation expense with the ongoing implementation of our ERP system and accelerated depreciation from the pending sale of the bar and powder facilities as well as, severance costs related to the sale of the bar and powder facilities.

  Interest Expense

        Interest expense for the nine months ended June 30, 2015 decreased, as compared to the prior comparable period, due to interest on the interest rate swaps which matured in December 2014.

  Provision for Income Taxes (as restated)

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2015 and 2029. Our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the nine months ended June 30, 2015 and 2014 was 32.8% and 32.6%, respectively. Our effective tax rate for the nine months ended June 30, 2015 and 2014 was lower than the federal statutory rate generally due to the timing and mixture (foreign and domestic) of income and the partial reinvestment of foreign earnings in fiscal 2015 and 2014.

Liquidity and Capital Resources

        NBTY's primary sources of liquidity and capital resources are cash generated from operations and funds available under its revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

        The following table sets forth, for the periods indicated, cash balances and working capital:

	As of June 30, 2015	As of September 30, 2014
	(as restated)	(as revised)
Cash and cash equivalents	$282,908	$139,488
Working capital (including cash and cash equivalents)	$842,867	$813,932

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

        The increase in working capital of $28,935 at June 30, 2015 as compared to September 30, 2014 was primarily due to the increases in cash and cash equivalents and accounts receivable, partially offset by the increase in accounts payable and decrease in inventory.

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

        The computation of NBTY's senior secured leverage ratio, to the extent then applicable, is as follows:

		June 30, 2015	June 30, 2014
Senior secured debt		$1,507,500	$1,507,500
Less up to $150,000 unrestricted cash balance		(150,000)	(85,376)

	(a)	$1,357,500	$1,422,124

NBTY Consolidated EBITDA (Four consecutive quarters)	(b)	$495,245	$517,203

Senior Secured Leverage Ratio	(a /b)	2.74x	2.75x
Maximum Allowed (per the senior secured credit facilities)		3.75x	4.00x

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

        The following table reconciles net income (loss) to EBITDA and Consolidated EBITDA (as defined in NBTY's senior secured credit facilities) for the three and nine months ended and four consecutive quarters ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Nine Months Ended June 30,		Four Consecutive quarters ended June 30,
	2015	2014	2015	2014	2015	2014
	(as restated)		(as restated)		(as restated)
Net (loss) income	$33,878	$33,267	$80,393	$96,988	$(60,746)	$140,448
Interest expense	32,593	33,794	99,765	101,698	134,109	136,086
Provision for income taxes	13,547	14,761	39,179	46,861	2,461	67,164
Depreciation and amortization	39,026	27,310	98,459	78,709	126,306	105,401

EBITDA	119,044	109,132	317,796	324,256	202,130	449,099
Severance costs(a)	3,151	2,435	14,387	3,732	14,733	4,272
Stock-based compensation(b)	652	817	2,059	3,373	2,773	3,511
Management fee(c)	750	750	2,250	2,250	3,000	3,000
Consulting fees(d)	8,539	6,527	18,088	16,878	24,796	26,463
Impairments and disposals(e)	5,579	739	7,374	5,198	216,859	5,800
Other items(f)	1,474	1,607	23,540	8,944	34,896	14,910
Pro forma cost savings(g)	9,923	5,949	29,768	17,847	39,691	23,796
Limitation on certain EBITDA adjustments(h)	(10,908)	(3,406)	(32,725)	(10,217)	(43,633)	(13,623)

Consolidated EBITDA	$138,204	$124,550	$382,537	$372,161	$495,245	$517,203

Consolidated EBITDA for the three and nine months and the four consecutive quarters ended June 30, 2015 were restated to reflect the correction of the accelerated depreciation associated with the sale of the nutritional bar manufacturing assets, as well as a revision for the change in the Company's policy with respect to its labels inventory and prepaid rent (as described in Note 1). This restatement resulted in a decrease of $765, $7,481 and $7,655 for the three and nine months and the four consecutive quarters ended June 30, 2015, respectively.

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

        In April 2015, the FASB issued guidance which changes the presentation of debt issuance costs. Under the new guidance, debt issuance costs are presented as a reduction of the carrying amount of the related liability, rather than as an asset. The guidance was effective for us beginning October 1, 2016, and early adoption was permitted. This guidance has been early adopted and applied retrospectively to the prior period presented in the consolidated financial statements. See Note 6 "Long-Term Debt."

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

Critical Accounting Policies and Estimates

        We describe our significant accounting policies in Note 3 of the notes to consolidated financial statements included in our 2014 Annual Report. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the 2014 Annual Report. There have been no significant changes in our significant accounting policies or critical accounting estimates since September 30, 2014. As noted in the Form 10-K, relatively small declines in the future performance and cash flows within the Consumer Products Group business may result in the recognition of asset impairment charges. Certain categories within the Consumer Products Group, Puritan's Pride and Vitamin World segments are performing below expectations, which increases the risk of impairment for the indefinite-lived tradenames associated with those categories. The carrying value of the tradenames associated with the Consumer Products Group, Puritan's Pride and Vitamin World as of June 30, 2015 was approximately $435,000, $160,000 and $55,000, respectively. The carrying value of goodwill associated with the Consumer Products Group and Puritan's Pride segments are $624,949 and $202,746, respectively.

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

NBTY, Inc. and Subsidiaries
Item 4. Controls and Procedures

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer ("CEO") and principal financial officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. At the time of the filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2015 on August 5, 2015, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2015. Subsequent to that evaluation management, including our CEO and CFO, identified the material weaknesses in our internal control over financial reporting described below, which were determined to exist as of June 30, 2015, and has thus concluded that the design and operation of our disclosure controls and procedures were not effective as of June 30, 2015.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        The Company has identified the following material weaknesses:

  •
  The Company did not maintain effective internal controls with respect to the accounting for property and equipment in connection with a triggering event. Specifically, the Company's controls did not identify that the accelerated depreciation calculation did not reflect the terms and conditions of the final contract.

  •
  The Company did not design and maintain effective internal controls over the evaluation of individually immaterial out-of-period adjustments. Specifically, the Company did not adjust the precision of its internal controls after making immaterial out-of-period adjustments and consider that these adjustments would be evaluated together with other adjustments in the aggregate when considering whether the financial statements, including substantially all account balances and disclosures, are stated fairly in all material respects and whether internal control over financial reporting is effective.

        With respect to the second material weakness, the Company had recorded and disclosed two out-of-period adjustments related to changes to our accounting policy conventions during the first nine months of 2015, the individual and aggregate impact of which were at the time immaterial to the financial statements. However, the aggregate impact of these out-of-period adjustments and the error in our calculation of accelerated depreciation in connection with our triggering event analysis identified in the fourth quarter of 2015, resulted in a restatement of the Company's financial statements for the three and nine month fiscal periods ended June 30, 2015. The material weaknesses did not result in a material misstatement to our audited financial statements for the fiscal year ended September 30, 2014, or any of the interim financial statements for the quarters included therein, or to our financial statements for the three month period ended December 31, 2014, and the three and six months ended March 31, 2015. The control deficiencies could result in further misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected in a timely manner.

Remediation Plan

        The Company has established and initiated implementation of a remediation plan as follows:

  •
  To remediate the deficiency with respect to the accounting for property and equipment in connection with a triggering event, the Company is in the process of developing communications to reinforce its current design of its existing controls such that the review of any calculations prepared in connection with a triggering event analysis will include a comparison of the calculations to the final accounting memorandum prepared by the Company as well as to the final signed agreement, to the extent applicable.

  •
  To remediate the deficiency with respect to the evaluation of out of period adjustments, the Company is enhancing the design of its controls such that a formal, documented quantitative and qualitative evaluation of the following will be performed on an individual and aggregate basis by members of the senior finance team:

  •
  Accounting conventions used in the preparation of the Company's financial statements;

    •
    Unrecorded financial statement adjustments and disclosures;

    •
    Out of period adjustments recorded to correct misstatements.

    As part of this evaluation the senior finance team will assess the impact these items have on the precision of other controls to mitigate the increasing risk of a material misstatement.

        Management believes the foregoing efforts will effectively remediate these material weaknesses. We will continue to devote significant time and attention to these remediation efforts in order to remediate them as soon as reasonably possible. As the Company continues to evaluate and work to improve its internal control over financial reporting management may execute additional measures to address these material weaknesses or modify the remediation plans described above, and will continue to review and make necessary changes to improve the overall design of its internal controls. We will test the ongoing operating effectiveness of the revised controls in future periods. A material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Effective internal control over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. The Sarbanes-Oxley Act of 2002, as well as related rules and regulations implemented by the Securities and Exchange Commission, have required changes in the corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, have increased our legal and financial compliance costs and made many activities more time-consuming and more burdensome. The costs of compliance with these laws, rules and regulations may adversely affect our financial results. Moreover, we run the risk of non-compliance, which could adversely affect our financial condition or results of operations.

        In the past we have discovered, and in the future we may discover, areas of our internal control over financial reporting that need improvement. As a result of the identification of two material weaknesses in our internal control over financial reporting and the determination to restate the previously-issued financial statements for the quarter and nine months ended June 30, 2015, management re-evaluated the effectiveness of the design and operation of our internal control over financial reporting and has concluded that we did not maintain effective controls for that period. Specifically, effective controls were not maintained with respect to the accounting for property and equipment in connection with a triggering event and with respect to the evaluation of out-of-period adjustments. Although we believe that we are taking appropriate action to remediate the material weaknesses and have devoted significant resources to remediate any deficiencies we discovered and to improve our internal control over financial reporting, if we are unable to effectively remediate these material weaknesses or are otherwise unable to maintain adequate controls over our financial processes and reporting in the future, we may not be able to prepare reliable financial statements, which could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information. We cannot assure you that additional material weaknesses in our internal controls over financial reporting will not be identified or that we will not need to restate our financial statements and reevaluate the effectiveness of our internal controls over financial reporting in the future.

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
10.1
Bar Asset Purchase Agreement dated March 3, 2015, between Nellson Nutraceutical, LLC and NBTY, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2015, as filed on August 5, 2015 (the "Original Filing")).
10.2	Powder Asset Purchase Agreement dated March 3, 2015, between Nellson Nutraceutical, LLC and NBTY, Inc. (Incorporated by reference to Exhibit 10.2 of the Original Filing).
10.3	Management Incentive Plan of NBTY, Inc. for U.S. based associates. (Incorporated by reference to Exhibit 10.3 of the Original Filing).
31.1	Rule 13a-14(a) Certification of Principal Financial Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

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

NBTY, Inc. (Registrant)
Date: November 16, 2015	By:	/s/ STEVEN CAHILLANE Steven Cahillane Chief Executive Officer, President and Director
Date: November 16, 2015	By:	/s/ DIPAK GOLECHHA Dipak Golechha Chief Financial Officer