Form 10-Q
period 2015-12-31
NBTY INC
filed 2016-02-10
CIK 70793

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
or
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        As of February 8, 2016, the number of shares of common stock outstanding was 1,000.

NBTY, Inc. and Subsidiaries
INDEX

PART I
Item 1. Financial Statements

NBTY, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	December 31, 2015	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$204,925	$303,350
Accounts receivable, net	189,224	198,693
Inventories	855,193	844,223
Deferred income taxes	56,425	56,194
Other current assets	74,392	59,831

Total current assets	1,380,159	1,462,291
Property, plant and equipment, net	573,826	605,708
Goodwill	1,200,501	1,118,020
Intangible assets, net	1,714,112	1,664,538
Other assets	32,729	17,852

Total assets	$4,901,327	$4,868,409

Liabilities and Stockholder's Equity
Current liabilities:
Current portion long-term debt	$59,814	$34,496
Accounts payable	311,138	282,479
Accrued expenses and other current liabilities	199,145	249,561

Total current liabilities	570,097	566,536
Long-term debt, net of current portion	2,085,689	2,129,158
Deferred income taxes	723,201	701,694
Other liabilities	41,179	39,275

Total liabilities	3,420,166	3,436,663

Redeemable non-controlling interest	103,511	—
Commitments and contingencies
Stockholder's equity:
Common stock, successor, $0.01 par; one thousand shares authorized, issued and outstanding at September 30, 2014 and 2013	—	—
Capital in excess of par	1,507,408	1,542,584
Accumulated deficit	—	(1,136)
Accumulated other comprehensive loss	(129,758)	(109,702)

Total stockholder's equity	1,377,650	1,431,746

Total liabilities and stockholder's equity	$4,901,327	$4,868,409

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive (Loss) Income

(Unaudited)

(Dollars and shares in thousands, except per share amounts)

	Three Months Ended December 31,
	2015	2014
Net sales	$801,990	$825,771

Costs and expenses:
Cost of sales (See Note 3)	443,144	448,887
Advertising, promotion and catalog	46,463	46,894
Selling, general and administrative	253,192	238,172
Impairment of Vitamin World assets (See Note 7 and 14)	11,656	—
Facility restructuring charges (See Note 3)	5,494	—

Total costs and expenses	759,949	733,953

Income from operations	42,041	91,818

Other income (expense):
Interest	(34,336)	(34,747)
Miscellaneous, net	(1,962)	(1,355)

Total other expense	(36,298)	(36,102)

Income from operations before income taxes	5,743	55,716
Provision for income taxes	1,945	19,809

Net income	3,798	35,907
Net loss attributable to noncontrolling interests	(139)	—

Net income attributable to NBTY, Inc.	$3,937	$35,907

Net income	$3,798	$35,907
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of ($997) and $396, respectively	(20,630)	(30,307)
Change in fair value of interest rate swaps, net of taxes of $0 and $(442), respectively	—	721

Total other comprehensive loss, net of tax:	(20,630)	(29,586)

Comprehensive (loss) income	(16,832)	6,321
Less: Net loss attributable to non-controlling interest	(139)	—
Less: Foreign currency translation adjustment attributable to non-controlling interest	(574)	—

Comprehensive loss attributable to non-controlling interest	(713)	—
Comprehensive (loss) income attributable to NBTY, Inc.	$(16,119)	$6,321

NBTY, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$3,798	$35,907
Adjustments to reconcile net income to net cash provided by operating activities:
Impairments and disposals of assets	12,912	659
Depreciation of property, plant and equipment	20,208	16,707
Amortization of intangible assets	11,644	11,358
Foreign currency transaction gain	(1,359)	(87)
Amortization and write-off of deferred financing fees	5,744	5,071
Stock-based compensation	773	732
Allowance for doubtful accounts	41	35
Inventory reserves	10,606	5,369
Deferred income taxes	5,499	(256)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	24,702	(12,105)
Inventories	10,024	41,311
Other assets	(10,953)	6,229
Accounts payable	27,527	38,953
Accrued expenses and other liabilities	(56,537)	(16,813)

Net cash provided by operating activities	64,629	133,070

Cash flows from investing activities:
Purchase of property, plant and equipment	(40,038)	(19,090)
Proceeds from sale of bar assets	7,910	193
Proceeds from sale of building and equipment	384	—
Cash paid for acquisitions, net of cash acquired	(45,011)	—

Net cash used in investing activities	(76,755)	(18,897)

Cash flows from financing activities:
Principal payments	(56,941)	(67)
Proceeds from issance of debt	6,123	—
Payments for financing fees	—	(611)
Dividends paid	(38,750)	(38,750)

Net cash used in financing activities	(89,568)	(39,428)

Effect of exchange rate changes on cash and cash equivalents	3,269	(2,186)

Net (decrease) increase in cash and cash equivalents	(98,425)	72,559
Cash and cash equivalents at beginning of period	303,350	139,488

Cash and cash equivalents at end of period	$204,925	$212,047

Non-cash investing and financing information:
Property, plant and equipment additions included in total liabilities	$18,575	$11,748

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands)

1. Basis of Presentation

        NBTY, Inc. ("NBTY"), together with its subsidiaries, (the "Company," "we," or "us"), is the leading global vertically integrated manufacturer, marketer, distributor and retailer of a broad line of high-quality vitamins, minerals, herbs, specialty supplements, and sports/active nutrition products ("VMHS") in the United States, with operations worldwide. We have prepared these financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") applicable to interim financial information and on a basis that is consistent with the accounting principles applied in our audited financial statements for the fiscal year ended September 30, 2015, including the notes thereto (our "2015 Financial Statements") included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 ("2015 Annual Report"). In our opinion, these financial statements reflect all adjustments (including normal recurring items) necessary for a fair presentation of our results for the interim periods presented. These financial statements do not include all information or notes necessary for a complete presentation in conformity with GAAP. Accordingly, these financial statements should be read in conjunction with the 2015 Financial Statements. Results for interim periods are not necessarily indicative of results which may be achieved for a full year.

Revision to Financial Statements

        During the three month period ended December 31, 2014, the Company had recorded an out-of-period adjustment to correct the Company's policy of expensing all labels upon receipt, which resulted in the Company increasing its label inventory by $3,708 with an offsetting decrease to cost of sales. This immaterial adjustment was the result of the Company correcting its policy of expensing all labels upon receipt. Accordingly on-hand labels were therefore recorded as a part of ending inventory on the consolidated balance sheet. As disclosed in the 2015 Financial Statements, the Company aggregated this out-of-period adjustment with other errors identified during the annual closing process and concluded that the aggregate impact of these errors resulted in a material misstatement to its consolidated financial statements for the three and nine months ended June 30, 2015. In connection with the Company's restatement of those interim consolidated financial statements the Company revised its historical financial statements to reflect the impact of correcting the accounting policy for its labels inventory. The impact of correcting this policy was recorded as an adjustment to stockholders' equity as of September 30, 2012.

        Accordingly, the Company has revised its previously reported Consolidated Statement of Operations for the three months ended December 31, 2014 as follows: increased Cost of sales and decreased Income from operations before income taxes by $3,708; decreased Provision for income taxes by $1,424; and decreased Net income by $2,284.

Estimates

        The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. These judgments can be subjective and complex, and consequently actual results could differ materially from those estimates and assumptions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

1. Basis of Presentation (Continued)

under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our most significant estimates include: sales returns, promotions and other allowances; inventory valuation and obsolescence; valuation and recoverability of long-lived assets, including goodwill and intangible assets; income taxes, and accruals for the outcome of current litigation.

Accounts Receivable Reserves

        Accounts receivable are presented net of the following reserves:

	December 31, 2015	September 30, 2015
Promotional program incentive allowances	$102,758	$84,088
Allowance for sales returns	18,282	17,080
Allowance for doubtful accounts	2,632	2,600
Other accounts receivable allowances	3,516	3,091

	$127,188	$106,859

Redeemable non-controlling interest

        In December 2015, we acquired a controlling interest in Dr. Organic Limited ("Dr. Organic"). The Company assessed the terms of the redemption features related to the non-controlling interest ("NCI") and concluded that based on the nature of those features the NCI should be accounted for as redeemable non-controlling interest. Accordingly, the NCI is classified outside of stockholders' equity in the Consolidated Balance Sheets as temporary equity under the caption, Redeemable non-controlling interest. The Company measures the NCI at its redemption value at the end of each period and if the redemption value is greater than the carrying value, an adjustment is recorded in retained earnings to record the NCI at its redemption value.

        Net income attributable to the NCI reflects the portion of the net income (loss) of the consolidated entities applicable to the NCI stockholders in the accompanying Consolidated Statements of Operations. The net income attributable to NCIs is classified in the Consolidated Statements of Operations as part of consolidated net income and deducted from total consolidated net income to arrive at the net income attributable to the Company.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

1. Basis of Presentation (Continued)

        The changes in the temporary equity attributable to the redeemable NCI for the three months ended December 31, 2015 are as follows:

Equity attributable to redeemable non-controlling interest
Balance at September 30, 2015	$—

Issuance of non-controlling interest—Doctor Organic Limited	104,224
Net loss attributable to non-controlling interests	(139)
Other comprehensive loss	(574)

Balance at December 31, 2015	$103,511

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

        In November 2015, the Financial Accounting Standards Board issued guidance which requires all deferred tax assets and liabilities to be presented in the balance sheet as noncurrent. This guidance is effective for us on October 1, 2017. Upon adoption, we will present the net deferred tax assets as noncurrent and reclassify any current deferred tax assets and liabilities in our consolidated financial position on a retrospective basis and will not have a material impact on our Consolidated Balance Sheets.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

2. Acquisition of Dr. Organic

        In December 2015, NBTY (2015) Limited ("NBTY (2015)"), a private limited company incorporated in England and Wales and an indirect subsidiary of Alphabet Holding Company, Inc. ("Holdings"), our parent company, and Holland & Barrett Group Limited ("H&B"), a company incorporated in England and Wales and an indirect subsidiary of Holdings, completed the purchase Dr. Organic, pursuant to which NBTY (2015) acquired all of the ordinary shares of Dr. Organic, a manufacturer, marketer and distributor of a broad line of naturally-inspired personal care products.

        The purchase price for the ordinary shares of Dr. Organic was £53,384 (approximately $80,519), paid in (i) cash of £33,384 (approximately $50,353) (the "cash consideration"), (ii) loan notes in an aggregate principal amount of £20,000 (approximately $30,166) (the "completion loan notes") issued by NBTY (2015) to the sellers, which mature 18 months after issuance and are redeemable at any time after six months at the option of the holders, (iii) 399,000 class B ordinary shares, par value £0.01 (the "rollover shares"), issued by NBTY (2015) to the sellers and (iv) 222,000 class C ordinary shares, par value £0.01, issued by NBTY (2015) to certain of the sellers at a premium of £0.04 each (which will be redeemed by NBTY (2015) for £0.05 18 months after issuance). Holders of the rollover shares may require us to repurchase them for an amount based on the future earnings of Dr. Organic and its subsidiaries (the "repurchase amount"), which amount is payable, at the election of holders, in cash or through the issuance of loan notes by NBTY (2015) with terms similar to the completion loan notes. To the extent the holders do not exercise their put right, we will have the right to call the rollover shares at the repurchase amount. The put is exercisable for thirty days commencing in January 2019 and the call is exercisable thirty days after the expiration of the put for a period of thirty days.

        The following allocation of the purchase price is preliminary and based on information available to the Company's management at the time the consolidated financial statements were prepared.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

2. Acquisition of Dr. Organic (Continued)

Accordingly, the allocation is subject to change and the impact of such changes could be material. The allocation of the purchase price is as follows:

Fair value of consideration:
Cash	$50,353
Completion loan notes at fair value	28,931
Redeemable non-controlling interest	104,224
Less:
Settlement of payables due to Dr. Organic	(6,032)
Cash and cash equivalents acquired	(5,342)

$172,134

Allocated to:
Assets:
Accounts receivable	$7,922
Inventories	22,474
Other current assets	2,045
Property, plant, and equipment	276
Intangibles assets	70,438
Liabilities:
Accounts payable	(7,175)
Accrued expenses and other current liabilities	(3,059)
Deferred income taxes	(15,186)

Net assets acquired	77,735

Goodwill	$94,399

        The fair values of the net assets acquired were determined using discounted cash flow analyses and estimates made by management. The purchase price was allocated to intangible assets as follows: $94,399 to goodwill, which is non-amortizable and is not deductible for income tax purposes, approximately $46,000 to tradenames, which are amortizable over 10-15 years and approximately $25,000 to customer relationships, which are amortizable over 25 years. Acquisition costs for Dr. Organic amounted to approximately $5,000. The acquisition of Dr. Organic is expected to expand our operations in the Consumer Products Group segment in the distribution of natural personal care products. Additionally, we believe that we can leverage our existing distribution channels of our Consumer Products Group, which is the primary driver behind the excess of the purchase price paid over the fair value of the assets and liabilities acquired. Results since the acquisition to date and pro forma information with respect to Dr. Organic have not been provided as this acquisition was not considered material to our operations.

3. Sale of Nutritional Bar Assets and Powder Facility

        In March 2015, NBTY and Nellson Nutraceutical, LLC ("Nellson") entered into (i) a bar asset purchase agreement, (the "Bar APA") and (ii) a powder asset purchase agreement (the "Powder APA" and, together with the Bar APA, the "APAs"), pursuant to which NBTY agreed to sell certain

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

3. Sale of Nutritional Bar Assets and Powder Facility (Continued)

production assets, raw materials, packaging, labeling, in process products, component inventories and contracts (the "Transferred Assets") associated with NBTY's nutritional bar and powder manufacturing operations (the "Divested Manufacturing Operations").

        The closing of the sale pursuant to the Powder APA occurred on June 26, 2015. The sales price for the production assets and transferred contracts was $4,228. The sales price for the raw materials, packaging, labels, work-in-process and component inventories was $16,722, net of post-closing adjustments.

        A significant portion of the sale of assets pursuant to the Bar APA has already been completed with the remaining portion of the sale expected to be completed by the end of the first half of fiscal 2016. The aggregate sales price for the production assets to be sold pursuant to the Bar APA is approximately $12,000, which resulted in accelerated depreciation as noted below. The aggregate sales price for the raw materials, packaging, labels, work-in-process and component inventories to be transferred pursuant to the Bar APA is equal to NBTY's book value for such assets, as estimated by NBTY prior to the closing of the transactions, and subject to post-closing adjustments. As of December 31, 2015, $7,910 of production assets have been transferred. As of December 31, 2015, the remaining production assets of approximately $4,100 and inventory of $4,700 within the bar plant that are waiting to be transferred are recorded in other current assets, as they are no longer being used for manufacturing operations and are readily available to be sold in their existing condition.

        As a result of these arrangements, we will incur cumulative net charges ranging from $36,000 to $39,000 before tax over the period in which these transactions are completed, of which non-cash charges will consist primarily of accelerated depreciation and a write-off of goodwill of approximately $28,000; costs related to workforce reductions will be approximately $2,500 and other costs ranging from $7,000 to 10,000, partially offset by a gain of $1,692 on the sale of a contract. All costs associated with the Divested Manufacturing Operations are being reflected in Corporate / Manufacturing, with the exception of the write-off of goodwill for which $4,892 and $649 was recorded in the Consumer Products Group and Puritan's Pride segments, respectively.

        Charges related to these divestitures of $5,494 for the three months ended December 31, 2015 were $2,337 for accelerated depreciation and $3,157 of other costs, which primarily relate to inventory write-offs, and are recorded in Facility restructuring charges.

        Cumulative charges since inception of these arrangements totaled $34,987 through December 31, 2015 and include $22,540 for accelerated depreciation, $5,541 for a write off of goodwill associated with the fair value of the business; $2,510 for severance and employee related costs and $6,088 of other costs, which primarily relate to inventory write offs; partially offset by a gain on a transferred contract of $1,692, and are recorded in Facility restructuring charges.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

4. Inventories

        The components of inventories are as follows:

	December 31, 2015	September 30, 2015
Raw materials	$167,669	$178,464
Work-in-process	24,065	20,265
Finished goods	663,459	645,494

Total	$855,193	$844,223

5. Goodwill and Intangible Assets

        The change in the carrying amount of goodwill by segment is as follows:

	Consumer Products Group	Holland & Barrett International	Puritan's Pride	Consolidated
Balance at September 30, 2015	$618,807	$296,467	$202,746	$1,118,020
Acquisition of Dr. Organic Limited	94,399	—	—	94,399
Foreign currency translation	(4,747)	(7,171)	—	(11,918)

Balance at December 31, 2015	$708,459	$289,296	$202,746	$1,200,501

        The carrying amounts of acquired other intangible assets, which are subject to the impact of changes in foreign currency for the periods indicated are as follows:

	December 31, 2015		September 30, 2015
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets:
Brands and customer relationships	$930,267	$204,082	$907,039	$194,407	10 - 25
Tradenames and other	210,547	28,609	166,575	27,043	20 - 30

	1,140,814	232,691	1,073,614	221,450
Indefinite lived intangible assets:
Tradenames	805,989	—	812,374	—

Total intangible assets	$1,946,803	$232,691	$1,885,988	$221,450

        Aggregate amortization expense of definite lived intangible assets included in the consolidated statements of operations and comprehensive loss in selling, general and administrative expenses for the three months ended December 31, 2015 and 2014 was $11,644 and $11,358, respectively.

        Assuming no changes in our intangible assets, estimated amortization expense for each of the five succeeding years will be approximately $49,000 per year.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Long-Term Debt

        The components of long-term debt are as follows:

	December 31, 2015	September 30, 2015
Senior Secured Credit Facilities:
Term loan B-2
Principal amount	$1,450,559	$1,507,500
Less unamortized debt issuance costs	(26,278)	(31,046)

	1,424,281	1,476,454
Notes
Principal amount	650,000	650,000
Less unamortized debt issuance costs	(9,484)	(10,240)

	640,516	639,760
Long-term obligations under capital lease	46,341	47,440
Completion loan notes (See Note 2)	28,444	—
Other	5,921	—

	2,145,503	2,163,654
Less current portion	(59,814)	(34,496)

Total	$2,085,689	$2,129,158

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

        On March 21, 2013, NBTY, Holdings, our parent company, Barclays Bank PLC, as administrative agent, and several other lenders entered into the Third Amendment and Second Refinancing Agreement (the "Second Refinancing") pursuant to which NBTY repriced its term loan B-1 under its then existing credit agreement. Under the terms of the Second Refinancing, the $1,750,000 term loan B-1 was replaced with a new $1,507,500 term loan B-2. Borrowings under term loan B-2 and the revolving credit facility bear interest at a floating rate which can be, at NBTY's option, either (i) eurodollar (LIBOR) rate plus an applicable margin, or (ii) base rate plus an applicable margin, in each case, subject to a eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-2 is 2.50% per annum for eurodollar (LIBOR) loans and 1.50% per annum for base rate loans. The applicable margin for the revolving credit facility remained at 3.25% per annum for eurodollar (LIBOR) loans and 2.25% per annum for base rate loans, with a step-down of 25 basis points upon the achievement of a total senior secured leverage ratio as set forth in the senior secured credit facilities. Substantially all other terms are consistent with the original term loan B-1, including the maturity dates. Costs incurred and recorded as deferred financing costs were approximately $15,190, including $13,924 of the call premium paid on term loan B-1, and are

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Long-Term Debt (Continued)

being amortized using the effective interest method. In accordance with the provisions of the credit agreement governing the senior secured credit facilities, future scheduled payments of principal will not be required until the final balloon payment at maturity in October 2017.

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

        As of December 31, 2015, there were no borrowings drawn from our $175,000 revolving credit facility and there was a letter of credit totaling $6,100, reducing the net availability to $168,900.

        NBTY may voluntarily prepay loans or reduce commitments under its senior secured credit facilities, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty.

        NBTY must make prepayments on the term loan B-2 facility with the net cash proceeds of certain asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under its senior secured credit facilities unless specifically incurred to refinance a portion of its senior secured credit facilities) and 50% of excess cash flow, as defined in the credit agreement (such percentage subject to reduction based on achievement of total senior secured leverage ratios), in each case, subject to certain reinvestment rights and other exceptions. An excess cash flow payment of $31,941 was paid in November 2015. Furthermore NBTY made a voluntary prepayment of $25,000 on December 30, 2015. As a result of these two payments, $1,058 of deferred financing costs were written off during the three months ended December 31, 2015. For the fiscal year ending September 30, 2016 we anticipate an excess cash flow payment of approximately $30,000 and have recorded this in Current portion of long-term debt. NBTY is also required to make prepayments under its revolving credit facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under the revolving credit facility exceeds the aggregate amount of commitments in respect of the revolving credit facility.

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

        The senior secured credit facilities contain customary negative covenants, including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans,

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Long-Term Debt (Continued)

advances or investments, pay dividends, sell or otherwise transfer assets, prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, amend organizational documents, or change our line of business or fiscal year. In addition, NBTY's senior secured credit facilities require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility, including swingline loans and letters of credit. NBTY was in compliance with all financial covenants under the senior secured credit facilities at December 31, 2015.

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

Holdco Notes

        On October 17, 2012 and December 12, 2013, Holdings issued $550,000 and $450,000, respectively, in aggregate principal amount of 7.75%/8.50% contingent cash pay senior notes ("Holdco Notes") that mature on November 1, 2017. Interest on the Holdco Notes accrues at the rate of 7.75% per annum with respect to cash interest and 8.50% per annum with respect to any paid-in-kind interest ("PIK Interest"). Interest on the Holdco Notes is payable semi-annually in arrears on May 1 and November 1 of each year. All interest payments made to date have been in cash and were funded by dividends from NBTY. Holdings is a holding company with no operations and has no ability to service interest or principal on the Holdco Notes, other than through dividends it may receive from NBTY.

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

        The Notes are jointly and severally irrevocably and unconditionally guaranteed by each of NBTY's subsidiaries that is a guarantor under the credit agreement. The Notes are uncollateralized and rank senior in right of payment to existing and future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment to NBTY and its subsidiary guarantors' senior unsecured debt, and are effectively junior to any of NBTY or its subsidiary guarantors' secured debt, to the extent of the value of the collateral securing such debt. The Notes contain certain customary covenants including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, or pay dividends. NBTY was in compliance with all financial covenants under the Notes at December 31, 2015.

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

        The following table summarizes the assets / (liabilities) measured at fair value on a recurring basis at December 31, 2015:

	Level 1	Level 2	Level 3
Current (included in accrued expenses and other current liabilities):
Cross currency swaps	$—	$—	$(2,174)
Non-current (included in other assets):
Cross currency swaps	$—	$—	$14,145

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Fair Value of Financial Instruments (Continued)

        The following table summarizes the assets / (liabilities) measured at fair value on a recurring basis at September 30, 2015:

	Level 1	Level 2	Level 3
Current (included in accrued expenses and other current liabilities):
Cross currency swaps	$—	$—	$(2,715)
Non-current (included in other assets):
Cross currency swaps	$—	$—	$6,852

        The Company's swap contracts are measured at fair value based on a market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As non-performance risk of the Company and the counterparty is present in all swap contracts and is a component of the estimated fair values, and is a significant input to the fair value for our cross currency swap contracts, the Company classifies these swap contracts as "Level 3" in the fair value hierarchy and, accordingly, records estimated fair value adjustments based on internal projections and views of those contracts. The performance risk for the cross currency swap contracts as a percentage of the unadjusted assets / (liabilities) ranged from 2.0% to 3.0% (2.7% weighted average) as of December 31, 2015 and 6.1% to 11.4% (9.5% weighted average) as of September 30, 2015.

        The following table shows the Level 3 activity related to our cross currency swaps for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
	2015	2014
Beginning balance:	$4,137	$(18,630)
Unrealized gain on cross currency swaps	7,834	11,748

Ending balance:	$11,971	$(6,882)

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

        These cross currency contracts were designated as a net investment hedge to the net investment in our British pound sterling denominated operations. Hedge effectiveness is assessed based on the overall changes in the fair value of the cross currency swap contracts. Any potential hedge ineffectiveness is measured using the hypothetical derivative method and is recognized in current earnings. Hedge ineffectiveness loss for the three months ended December 31, 2015 and 2014 was $751 and $1,934, respectively, and is recorded in Miscellaneous, net.

        The following table shows the effect, net of tax impact, of the Company's derivative instruments designated as cash flow and net investment hedging instruments:

	Three Months Ended December 31,
	2015		2014
	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedges:
Interest rate swaps	$—	$—	$(438)	$(1,159)
Net Investment Hedges:
Cross currency swaps	5,467	—	9,171	—

Total	$5,467	$—	$8,733	$(1,159)

Notes

        The fair value of the Notes, based on quoted market prices (Level 2), was approximately $656,000 as of December 31, 2015.

Completion Loan Notes (See Note 2)

        The face value of the completion loan notes issued in connection with the acquisition of Doctor Organic (see Note 2) is £20,000 (approximately $30,166). These notes were recorded at fair value in our Consolidated Balance Sheet on December 7, 2015, the date of acquisition of Doctor Organic, and as a result their carrying value continues to approximate fair value as of December 31, 2015.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Fair Value of Financial Instruments (Continued)

Term loan B-2

        The face amount of the term loan B-2 is $1,450,559, which approximates fair value based on Level 2 inputs, as this loan accrues interest at a variable interest rate.

Assets Re-measured at Fair Value on a Non-recurring Basis

        In connection with the sale of Vitamin World, the Company performed an impairment analysis with respect to the assets that will be sold, resulting in an impairment of $11,656 relating to the furniture and fixtures at the retail locations. This impairment analysis utilized unobservable inputs primarily with respect to the future cash flows of the Vitamin World business as well as potential cash flows from a sale transaction. (See Note 14).

8. Litigation Summary

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

        On November 19, 2014, the appellate court issued a decision granting the objectors' appeal. The appellate court reversed and remanded the matter to the district court for further proceedings consistent with the appellate court's decision. In April 2015, NBTY agreed upon a revised proposed settlement with certain plaintiffs which includes all cases and resolves all pending claims without any admission of or concession of liability by NBTY. The parties have signed settlement documentation providing for a release of all claims in return for payments to the class, together with attorneys' fees, and notice and administrative costs estimated to be in the amount of $9,000, which resulted in an additional charge of $4,300 in the second quarter results for fiscal 2015. On May 14, 2015, the settlement was submitted to the court for preliminary approval and a preliminary conference was held before the court on July 22, 2015. The court issued a preliminary approved order on February 1, 2016 preliminarily approving the settlement. Until the cases are resolved, no final determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY.

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

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

8. Litigation Summary (Continued)

        On May 2, 2014, NBTY and its named subsidiary defendants cross-claimed against CCG, who was a third party vendor engaged by NBTY, and CCG cross-claimed against NBTY and named subsidiary defendants on June 13, 2014. CCG brought a third party complaint against an unrelated entity, Healthcare Data Experts, LLC, on June 27, 2014. On July 21, 2014, CCG filed a motion to dismiss the amended complaint and on February 11, 2015 the court issued an Order and Opinion dismissing the class-action. On February 27, 2015, the plaintiff filed an appeal to the court's dismissal of the action and that appeal is pending. Oral arguments were held December 10, 2015 and the appeal is pending.

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

9. Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2016 and 2030. Therefore, our overall effective income tax rate could vary.

        The effective income tax rate for the three months ended December 31, 2015 and 2014 was 33.9% and 35.6%, respectively. Our effective tax rates for the three month periods are different than the federal statutory rate generally due to the impact of state and local taxes in fiscal 2016 and 2015 and the partial reinvestment of foreign earnings in fiscal 2016.

        We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. At December 31, 2015, we had accrued $330 and $137 for the potential payment of interest and penalties, respectively. As of December 31, 2015, we were subject to U.S. federal income tax examinations for the tax years 2012 through 2015, and to non-U.S. examinations for tax years 2010 through 2015. In addition, we are generally subject to state and local examinations for fiscal years 2012 through 2015.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

10. Accumulated Other Comprehensive Income (Loss)

        Additions to and reclassifications out of accumulated other comprehensive income (loss) attributable to the Company for the three months ended December 31, 2015 and 2014 were as follows:

	Three Months Ended December 31, 2015(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2015	$(109,702)	$—	$(109,702)
Other comprehensive income (loss)	(20,630)	—	(20,630)
Less: foreign currency translation adjustment attributable to non-controlling interest	574	—	574

Balance at December 31, 2015	$(129,758)	$—	$(129,758)

	Three Months Ended December 31, 2014(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2014	$(28,481)	$(721)	$(29,202)
Other comprehensive income (loss) before reclassifications	(30,307)	(438)	(30,745)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	1,159	1,159

Balance at December 31, 2014	$(58,788)	$—	$(58,788)

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

        The following customers accounted for the following percentages of net sales for the three months ended December 31, 2015 and 2014, respectively:

	Consumer Products Group Segment Net Sales		Total Consolidated Net Sales
	Three Months Ended December 31,		Three Months Ended December 31,
	2015	2014	2015	2014
Customer A	22%	18%	13%	11%
Customer B	15%	17%	9%	10%
Customer C	7%	11%	4%	6%

        The following customers accounted for the following percentages of the Consumer Products Group segment's gross accounts receivable:

	December 31, 2015	September 30, 2015
Customer A	16%	12%
Customer B	11%	11%
Customer C	11%	9%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our consolidated financial statements if we were unable to replace that customer.

Suppliers

        For the quarter ended December 31, 2015 one supplier was in excess of 10% of our inventory purchases.

12. Related Party Transactions

Consulting Agreement—The Carlyle Group ("Carlyle")

        NBTY entered into a consulting agreement with Carlyle under which it pays Carlyle a fee for consulting services Carlyle provides to it and its subsidiaries. Under this agreement, subject to certain conditions, NBTY expects to pay an annual consulting fee to Carlyle of $3,000; NBTY reimburses Carlyle for out-of-pocket expenses, and may pay Carlyle additional fees associated with other future transactions. For the three months ended December 31, 2015 and 2014, these fees totaled $750 and are recorded in selling, general and administrative expenses. Out of pocket expenditures paid to Carlyle were $434 and $334 for the three months ended December 31, 2015 and 2014, respectively.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

12. Related Party Transactions (Continued)

Services from Portfolio Companies of Funds Affiliated with Carlyle

        From time to time, we receive services from other portfolio companies of funds that are affiliated with Carlyle, which includes payments for services to one such vendor in the amounts of $3,526 and $62 for the three months ended December 31, 2015 and 2014.

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

  •
  Holland & Barrett International—This segment operates 1,088 stores including 857 Holland & Barrett stores (including 701 company-owned stores in the UK, 50 in Ireland and one in Sweden; and franchised stores in the following countries: 35 in China, 27 in Singapore, 19 in United Arab Emirates, 11 in Cyprus, five in Malta, four in Kuwait, three in Spain and one in Gibraltar). Holland & Barrett International also operated 167 De Tuinen stores (including cobranded stores) in the Netherlands (of which five were franchises), 18 Essenza stores in Belgium, and 46 GNC/MET-Rx stores in the UK. Holland & Barrett International operates Holland & Barrett retail websites in the UK, Ireland, the Netherlands and Belgium, as well as retail websites for De Tuinen in the Netherlands and the GNC/MET-Rx brands in the UK. The revenue generated by this segment consists of sales of its branded products and third-party products as well as franchise fees. We are in the process of rebranding or cobranding our De Tuinen and Essenza stores to leverage consumer awareness of our Holland & Barrett brand. We are also in the process of rebranding our GNC brand stores to MET-Rx.

  •
  Puritan's Pride—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalogs and the internet under the Puritan's Pride tradename. Catalogs are strategically mailed to customers who order by mail, internet, or phone.

  •
  Vitamin World—This segment generates revenue through its 378 owned and operated U.S. Vitamin World stores selling proprietary brand and third-party products, as well as internet-based sales from www.vitaminworld.com. In February 2016, the company entered into an agreement to divest this segment. This transaction is expected to close during the second fiscal quarter of fiscal 2016. (See Note 14)

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Segment Information (Continued)

        In the first quarter of our fiscal year ending September 30, 2016, we changed our internal reporting by (i) presenting certain executive compensation within the segment that is managed by such executive rather than within Corporate/Manufacturing and (ii) transferring certain immaterial customers to the Puritan's Pride segment from the Consumer Products Group segment, as that is how this business is now managed. Accordingly, for the three months ended December 31, 2014, we made certain reclassifications to our segment presentation to conform to current period presentation for these above changes.

        The following table represents key financial information of our business segments:

	Total Reportable Business Segments
	Consumer Products Group	Holland & Barrett International	Puritan's Pride	Vitamin World(1)	Total	Corporate/ Manufacturing	Consolidated
Three Months Ended December 31, 2015:
Net sales	$472,430	$218,461	$61,552	$49,547	$801,990	$—	$801,990
Income (loss) from operations	46,338	38,839	5,089	(13,137)	77,129	(35,088)	42,041
Depreciation and amortization	9,359	6,472	2,914	872	19,617	12,235	31,852
Capital expenditures	7,861	21,228	20	628	29,737	10,301	40,038
Three Months Ended December 31, 2014:
Net sales	$494,705	$213,597	$63,564	$53,905	$825,771	$—	$825,771
Income (loss) from operations	61,148	46,315	5,677	1,200	114,340	(22,522)	91,818
Depreciation and amortization	9,002	5,049	2,830	895	17,776	10,289	28,065
Capital expenditures	73	10,703	13	1,023	11,812	7,278	19,090

(1)
Includes an impairment of $11,656 for the three months ended December 31, 2015. (See Note 7 and 14)

        Total assets by segment are as follows:

	December 31, 2015	September 30, 2015
Reportable Business Segments:
Consumer Products Group	$2,650,476	$2,542,942
Holland & Barrett International	948,965	944,825
Puritan's Pride	506,351	514,795
Vitamin World	41,941	51,881

Total Reportable Business Segments:	4,147,733	4,054,443

Corporate / Manufacturing	753,594	813,966

Consolidated assets	$4,901,327	$4,868,409

14. Subsequent Event

        In February 2016, the Company entered into an agreement to sell its Vitamin World segment and certain other assets (including real property) associated with Vitamin World for aggregate consideration of approximately $25,000, consisting of $10,000 in cash, a promissory note with a face value of $15,000

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Subsequent Event (Continued)

and a warrant to purchase 10% of the equity of the acquiring entity expiring ten years after the closing of the transaction. This transaction is expected to close during the second fiscal quarter of fiscal 2016, and is subject to post-closing adjustments. In conjunction with this divestiture, an impairment of $11,656, which contemplated this potential transaction, was recorded in our first fiscal quarter ended December 31, 2015 and a loss on the sale of the remaining assets will be recorded in the second fiscal quarter of fiscal 2016 based upon the fair value of the expected proceeds. The cumulative expected loss and impairments on this sale will range from $35,000 to $45,000; inclusive of the impairment described above.

15. Condensed Consolidating Financial Statements of Guarantors

        The Notes were issued by NBTY and are guaranteed by each of its current and future direct and indirect 100% owned subsidiaries, subject to certain exceptions. These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents:

  1.
  Condensed consolidating financial statements as of December 31, 2015 and September 30, 2015 and for the three months ended December 31, 2015 and 2014 of (a) NBTY, the parent and issuer, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) NBTY on a consolidated basis; and

  2.
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

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

15. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$133,351	$3,670	$67,904	$—	$204,925
Accounts receivable, net	—	132,087	57,137	—	189,224
Intercompany	14,632	—	71,674	(86,306)	—
Inventories	—	602,699	252,494	—	855,193
Deferred income taxes	—	56,352	73	—	56,425
Other current assets	876	35,003	38,513	—	74,392

Total current assets	148,859	829,811	487,795	(86,306)	1,380,159
Property, plant and equipment, net	122,812	218,721	232,293	—	573,826
Goodwill	—	720,812	479,689	—	1,200,501
Other intangible assets, net	—	1,331,187	382,925	—	1,714,112
Other assets	15,021	17,658	50	—	32,729
Intercompany loan receivable	2,438,594	1,400,732	—	(3,839,326)	—
Investments in subsidiaries	2,238,210	146,921	—	(2,385,131)	—

Total assets	$4,963,496	$4,665,842	$1,582,752	$(6,310,763)	$4,901,327

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$30,000	$—	$29,814	$—	$59,814
Accounts payable	—	202,683	108,455	—	311,138
Intercompany	—	86,306	—	(86,306)	—
Accrued expenses and
other current liabilities	16,806	125,668	56,671	—	199,145

Total current liabilities	46,806	414,657	194,940	(86,306)	570,097
Intercompany loan payable	1,400,732	2,064,797	373,797	(3,839,326)	—
Long-term debt, net of current portion	2,034,797	—	50,892	—	2,085,689
Deferred income taxes	—	619,710	103,491	—	723,201
Other liabilities	—	14,133	27,046	—	41,179

Total liabilities	3,482,335	3,113,297	750,166	(3,925,632)	3,420,166
Noncontrolling interest	103,511	—	103,511	(103,511)	103,511
Commitments and contingencies
Stockholder's Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,507,408	1,455,848	746,911	(2,202,759)	1,507,408
(Accumulated deficit) retained earnings	—	116,857	98,407	(215,264)	—
Accumulated other comprehensive income (loss)	(129,758)	(20,160)	(116,243)	136,403	(129,758)

Total stockholder's equity	1,377,650	1,552,545	729,075	(2,281,620)	1,377,650

Total liabilities and stockholder's equity	$4,963,496	$4,665,842	$1,582,752	$(6,310,763)	$4,901,327

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

15. Condensed Consolidating Financial Statements of Guarantors (Continued)

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

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

15. Condensed Consolidating Financial Statements of Guarantors (Continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)
For three months ended December 31, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$537,364	$283,548	$(18,922)	$801,990

Costs and expenses:
Cost of sales (See Note 3)	—	336,853	125,213	(18,922)	443,144
Advertising, promotion and catalog	—	35,331	11,132	—	46,463
Selling, general and administrative	29,261	114,685	109,246	—	253,192
Impairment of Vitamin World assets (See Note 7 and 14)	—	11,656	—	—	11,656
Facility restructuring charges (See Note 3)	—	5,494	—	—	5,494

	29,261	504,019	245,591	(18,922)	759,949

(Loss) income from operations	(29,261)	33,345	37,957	—	42,041

Other income (expense):
Intercompany interest	38,605	(33,905)	(4,700)	—	—
Interest	(33,905)	—	(431)	—	(34,336)
Miscellaneous, net	(680)	188	(1,470)	—	(1,962)

	4,020	(33,717)	(6,601)	—	(36,298)

(Loss) income before income taxes	(25,241)	(372)	31,356	—	5,743
(Benefit) provision for income taxes	(4,850)	(136)	6,931	—	1,945
Equity in income of subsidiaries	24,328	2,768	—	(27,096)	—

Net income (loss)	3,937	2,532	24,425	(27,096)	3,798
Deduct net loss attributable to noncontrolling interests	—	—	(139)	—	(139)

Net income (loss) attributable to NBTY, Inc.	$3,937	$2,532	$24,564	$(27,096)	$3,937

Net income (loss)	$3,937	$2,532	$24,425	$(27,096)	$3,798
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes	(20,630)	(2,388)	(20,424)	22,812	(20,630)
Change in fair value of interest rate swaps, net of taxes	—	—	—	—	—

Total other comprehensive income (loss), net of tax	(20,630)	(2,388)	(20,424)	22,812	(20,630)
Comprehensive income (loss)	$(16,693)	$144	$4,001	$(4,284)	$(16,832)

Less: Net loss attributable to non-controlling interests	—	—	(139)	—	(139)
Less : Foreign currency translation adjustment attributable to non-controlling interest	—	—	(574)	—	(574)

Comprehensive loss attributable to non-controlling interest	—	—	(713)	—	(713)
Comprehensive (loss) income attributable to NBTY, Inc.	$(16,693)	$144	$4,714	$(4,284)	$(16,119)

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

15. Condensed Consolidating Financial Statements of Guarantors (Continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)
For three months ended December 31, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$557,361	$289,017	$(20,607)	$825,771

Costs and expenses:
Cost of sales	—	342,653	126,841	(20,607)	448,887
Advertising, promotion and catalog	—	34,947	11,947	—	46,894
Selling, general and administrative	22,890	114,937	100,345	—	238,172

	22,890	492,537	239,133	(20,607)	733,953

Income (loss) from operations	(22,890)	64,824	49,884	—	91,818

Other income (expense):
Intercompany interest	39,809	(34,781)	(5,028)	—	—
Interest	(34,781)	65	(31)	—	(34,747)
Miscellaneous, net	(1,746)	(843)	1,234	—	(1,355)

	3,282	(35,559)	(3,825)	—	(36,102)

Income (loss) before income taxes	(19,608)	29,265	46,059	—	55,716
Provision (benefit) for income taxes	(1,166)	10,612	10,363	—	19,809
Equity in income of subsidiaries	54,349	6,333	—	(60,682)	—

Net income (loss)	35,907	24,986	35,696	(60,682)	35,907

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes	(30,307)	(5,681)	(30,447)	36,128	(30,307)
Change in fair value of interest rate swaps, net of taxes	721	721	—	(721)	721

Total other comprehensive income (loss), net of tax	(29,586)	(4,960)	(30,447)	35,407	(29,586)

Comprehensive income (loss)	$6,321	$20,026	$5,249	$(25,275)	$6,321

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

15. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(11,049)	$84,026	$9,952	$(18,300)	$64,629

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,029)	(7,317)	(25,692)	—	(40,038)
Proceeds from sale of bar assets	—	7,910	—	—	7,910
Proceeds from sale of property, plant and equipment	—	384	—	—	384
Cash paid for acquisition, net of cash acquired	—	—	(45,011)	—	(45,011)

Net cash used in investing activities	(7,029)	977	(70,703)	—	(76,755)

Cash flows from financing activities:
Principal payments under long-term agreements	(56,941)	—	—	—	(56,941)
Proceeds from issuance of debt	—	—	6,123	—	6,123
Dividends paid	(38,750)	—	(18,300)	18,300	(38,750)
Intercompany accounts	82,677	(82,677)	—	—	—

Net cash used in financing activities	(13,014)	(82,677)	(12,177)	18,300	(89,568)

Effect of exchange rate changes on cash	—	—	3,269	—	3,269

Net increase in cash and cash equivalents	(31,092)	2,326	(69,659)	—	(98,425)
Cash and cash equivalents at beginning of period	164,443	1,344	137,563	—	303,350

Cash and cash equivalents at end of period	$133,351	$3,670	$67,904	$—	$204,925

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

15. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(24,334)	$142,688	$23,505	$(8,789)	$133,070

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,954)	(1,009)	(9,127)	—	(19,090)
Proceeds from sale of property, plant and equipment	—	193	—		193
Investment in subsidiary	(7,000)	—	—	7,000	—

Net cash used in investing activities	(15,954)	(816)	(9,127)	7,000	(18,897)

Cash flows from financing activities:
Principal payments under long-term agreements	—	—	(67)	—	(67)
Payments for financing fees	(611)	—	—	—	(611)
Dividends paid	(38,750)	—	(8,789)	8,789	(38,750)
Capital contribution	—	—	7,000	(7,000)	—
Intercompany accounts	138,949	(138,949)	—	—	—

Net cash used in financing activities	99,588	(138,949)	(1,856)	1,789	(39,428)

Effect of exchange rate changes on cash	—	—	(2,186)	—	(2,186)

Net increase in cash and cash equivalents	59,300	2,923	10,336	—	72,559
Cash and cash equivalents at beginning of period	77,550	751	61,187	—	139,488

Cash and cash equivalents at end of period	$136,850	$3,674	$71,523	$—	$212,047

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

        The statements in the following discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (our "2015 Annual Report"). Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the consolidated financial statements, including the related notes, contained elsewhere herein and with the 2015 Annual Report. All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. All dollar values in this section, unless otherwise noted, are denoted in thousands. Numerical figures have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

Executive Summary

        NBTY is the leading vertically integrated manufacturer, marketer, distributor and retailer of high-quality VMHS products in the United States, with operations worldwide. We currently market a broad portfolio of well-known brands and third party label products. Our key consumer product brands include Nature's Bounty®, Sundown®, Pure Protein®, Solgar®, Body Fortress®, Osteo Bi Flex®, MET Rx®, Balance Bar®, Ester C® and Dr Organic®. We also operate specialty retailers of health and wellness products, primarily focused on providing VMHS solutions to our end consumers. Our specialty retailer businesses primarily operate under the Holland & Barrett®, Puritan's Pride® and Vitamin World® banners.

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

  •
  Holland & Barrett International—This segment operates 1,088 stores including 857 Holland & Barrett stores (including 701 company-owned stores in the UK, 50 in Ireland and one in Sweden; and franchised stores in the following countries: 35 in China, 27 in Singapore, 19 in United Arab Emirates, 11 in Cyprus, five in Malta, four in Kuwait, three in Spain and one in Gibraltar). Holland & Barrett International also operated 167 De Tuinen stores (including cobranded stores) in the Netherlands (of which five were franchises), 18 Essenza stores in Belgium, and 46 GNC/MET-Rx stores in the UK. Holland & Barrett International operates Holland & Barrett retail websites in the UK, Ireland, the Netherlands and Belgium, as well as retail websites for De Tuinen in the Netherlands and the GNC/MET-Rx brands in the UK. The revenue generated by this segment consists of sales of its branded products and third-party products as well as franchise fees. We are in the process of rebranding or cobranding our De Tuinen and Essenza stores to leverage consumer awareness of our Holland & Barrett brand. We are also in the process of rebranding our GNC brand stores to MET-Rx.

  •
  Puritan's Pride—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalogs and the internet under the Puritan's Pride tradename. Catalogs are strategically mailed to customers who order by mail, internet, or phone.

  •
  Vitamin World—This segment generates revenue through its 378 owned and operated Vitamin World stores selling proprietary brand and third-party products, as well as internet-based sales from www.vitaminworld.com. In February 2016, the company entered into an agreement to divest this segment. This transaction is expected to close during the second fiscal quarter of fiscal 2016.

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

Acquisition of Dr. Organic

        In December 2015, NBTY (2015) Limited, a private limited company incorporated in England and Wales and an indirect subsidiary of Holdings ("NBTY (2015)"), and Holland & Barrett Group Limited ("H&B"), a company incorporated in England and Wales and an indirect subsidiary of Holdings, completed the purchase Dr. Organic, pursuant to which NBTY (2015) acquired all of the ordinary shares of Dr. Organic, a manufacturer, marketer and distributor of a broad line of naturally-inspired personal care products.

        The purchase price for the ordinary shares of Dr. Organic was £53,384 (approximately $80,519), paid in (i) cash of £33,384 (approximately $50,353) (the "cash consideration"), (ii) loan notes in an aggregate principal amount of £20,000 (approximately $30,166) (the "completion loan notes") issued by NBTY (2015) to the sellers, which mature 18 months after issuance and are redeemable at any time after six months at the option of the holders, (iii) 399,000 class B ordinary shares, par value £0.01 (the "rollover shares"), issued by NBTY (2015) to the sellers and (iv) 222,000 class C ordinary shares, par value £0.01, issued by NBTY (2015) to certain of the sellers at a premium of £0.04 each (which will be redeemed by NBTY (2015) for £0.05 18 months after issuance). Holders of the rollover shares may require us to repurchase them for an amount based on the future earnings of Dr. Organic and its subsidiaries (the "repurchase amount"), which amount is payable, at the election of holders, in cash or through the issuance of loan notes by NBTY (2015) with terms similar to the completion loan notes. To the extent the holders do not exercise their put right, we will have the right to call the rollover shares at the repurchase amount. The put is exercisable for thirty days commencing in January 2019 and the call is exercisable thirty days after the expiration of the put for a period of thirty days.

Divestiture of Vitamin World

        In February 2016, the Company entered into an agreement to sell its Vitamin World segment and certain other assets (including real property) associated with Vitamin World for aggregate consideration of approximately $25,000, consisting of $10,000 in cash, a promissory note with a face value of $15,000 and a warrant to purchase 10% of the equity of the acquiring entity expiring ten years after the closing of the transaction. This transaction is expected to close during the second fiscal quarter of fiscal 2016, and is subject to post-closing adjustments. In conjunction with this divestiture, an impairment of $11,656, which contemplated this potential transaction, was recorded in our first fiscal quarter ended December 31, 2015 and a loss on the sale of the remaining assets will be recorded in the second fiscal quarter of fiscal 2016 based upon the fair value of the expected proceeds. The cumulative expected loss and impairments on this sale will range from $35,000 to $45,000; inclusive of the impairment described above.

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

        The closing of the sale pursuant to the Powder APA occurred on June 26, 2015. The sales price for the production assets and transferred contracts was $4,228. The sales price for the raw materials, packaging, labels, work-in-process and component inventories was $16,722, net of post-closing adjustments.

        A significant portion of the sale of assets pursuant to the Bar APA has already been completed with the remaining portion of the sale expected to be completed by the end of the first half of fiscal 2016. The aggregate sales price for the production assets to be sold pursuant to the Bar APA is approximately $12,000, which resulted in accelerated depreciation as noted below. The aggregate sales price for the raw materials, packaging, labels, work-in-process and component inventories to be transferred pursuant to the Bar APA is equal to NBTY's book value for such assets, as estimated by NBTY prior to the closing of the transactions, and subject to post-closing adjustments. As of December 31, 2015, $7,910 of production assets have been transferred. As of December 31, 2015, the remaining production assets of approximately $4,100 and inventory of $4,700 within the bar plant that are waiting to be transferred are recorded in other current assets, as they are no longer being used for manufacturing operations and are readily available to be sold in their existing condition.

        As a result of these arrangements, we will incur cumulative net charges ranging from $36,000 to $39,000 before tax over the period in which these transactions are completed, of which non-cash charges will consist primarily of accelerated depreciation and a write-off of goodwill of approximately $28,000; costs related to workforce reductions will be approximately $2,500 and other costs ranging from $7,000 to $10,000, partially offset by a gain of $1,692 on the sale of a contract. All costs associated with the Divested Manufacturing Operations are being reflected in Corporate / Manufacturing, with the exception of the write-off of goodwill for which $4,892 and $649 which recorded in the Consumer Products Group and Puritan's Pride segments, respectively.

        Charges related to these divestitures of $5,494 for the three months ended December 31, 2015 were $2,337 for accelerated depreciation and $3,157 of other costs, which primarily relate to inventory write-offs, and are recorded in Facility restructuring charges.

        Cumulative charges since inception of these arrangements totaled $34,987 through December 31, 2015 and include $22,540 for accelerated depreciation, $5,541 for a write off of goodwill associated with the fair value of the business; $2,510 for severance and employee related costs and $6,088 of other costs, which primarily relate to inventory write offs; partially offset by a gain on a transferred contract of $1,692, and are recorded in Facility restructuring charges.

Revision to Financial Statements

        During the period ended December 31, 2014, the Company had recorded an out-of-period adjustment to correct the Company's policy of expensing all labels upon receipt, which resulted in the Company increasing its label inventory by $3,708 with an offsetting decrease to cost of sales. This immaterial adjustment was the result of the Company correcting its policy of expensing all labels upon receipt. Accordingly on-hand labels were therefore recorded as a part of ending inventory on the consolidated balance sheet. As disclosed in the 2015 annual consolidated financial statements, the Company aggregated this out-of-period adjustment with other errors identified during the annual closing process and concluded that the aggregate impact of these errors resulted in a material misstatement to its consolidated financial statements for the three and nine months ended June 30, 2015. In connection with the Company's restatement of those interim consolidated financial statements the Company revised its historical financial statements to reflect the impact of correcting the accounting policy for its labels inventory. The impact of correcting this policy was recorded as an adjustment to stockholders' equity as of September 30, 2012.

        Accordingly, the Company has revised its previously reported Consolidated Statement of Operations for the three months ended December 31, 2014 as follows: increased Cost of sales and decreased income from operations before income taxes by $3,708; decreased Provision for income taxes by $1,424; and decreased Net income including non-controlling interests by $2,283.

Reclassifications

        In the first quarter of our fiscal year ending September 30, 2016, we changed our internal reporting by (i) presenting certain executive compensation within the segment that is managed by such executive rather than within Corporate/Manufacturing and (ii) transferring certain immaterial customers to the Puritan's Pride segment from the Consumer Products Group segment, as that is how this business is now managed. Accordingly, within the consolidated statement of operations for the three months ended December 31, 2014, we made certain reclassifications to conform to current period presentation for these above changes. These reclassifications were not material to our financial statements.

Results of Operations

Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014:

  Net Sales

        Net sales by segment were as follows:

	Three Months Ended December 31,
	2015		2014
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Consumer Products Group	$472,430	58.9%	$494,705	59.9%	$(22,275)	(4.5)%
Holland & Barrett International	218,461	27.2%	213,597	25.9%	4,864	2.3%
Puritan's Pride	61,552	7.7%	63,564	7.7%	(2,012)	(3.2)%
Vitamin World	49,547	6.2%	53,905	6.5%	(4,358)	(8.1)%

Net sales	$801,990	100.0%	$825,771	100.0%	$(23,781)	(2.9)%

Consumer Products Group

        Net sales for the Consumer Products Group segment decreased $22,275, or 4.5%, to $472,430 for the three months ended December 31, 2015, as compared to the prior comparable period. This decrease is due to $26,327 lower net sales to certain contract manufacturing and private label accounts, partially offset by $4,052 higher net sales of our branded products, primarily driven by increases in core brands. Domestic branded net sales increased $6,972 (primarily due to continued growth in Nature's Bounty and Pure Protein) and international branded net sales decreased $2,920 (primarily due to decreases in China as a result of regulatory constraints).

        We continue to adjust shelf space allocation among our numerous brands to provide the best overall product mix and to respond to changing market conditions. The Consumer Products Group segment continues to leverage valuable consumer sales information obtained from its customers and our direct to consumer operations to provide its customers with data and analyses to drive mass market sales.

        We use targeted promotions to grow overall sales. Promotional programs and rebates represented 16.2% of net sales for the three months ended December 31, 2015, as compared to 17.1% of net sales for the prior comparable period. We expect promotional programs and rebates as a percentage of net sales to fluctuate on a quarterly basis.

        Product returns represented 1.7% of net sales for the three months ended December 31, 2015 as compared to 1.2% of net sales for the prior comparable period, and are primarily attributable to returns in the ordinary course of business. We expect product returns relating to normal operations to trend between 1% and 2% of Consumer Products Group net sales in future quarters.

        The following customers accounted for the following percentages of net sales for the three months ended December 31, 2015 and 2014, respectively:

	Consumer Products Group Segment Net Sales		Total Consolidated Net Sales
	Three Months Ended December 31,		Three Months Ended December 31,
	2015	2014	2015	2014
Customer A	22%	18%	13%	11%
Customer B	15%	17%	9%	10%
Customer C	7%	11%	4%	6%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our consolidated financial statements if we were unable to replace that customer.

  Holland & Barrett International

        Net sales for the Holland & Barrett International segment increased $4,864, or 2.3%, to $218,461 for the three months ended December 31, 2015, as compared to the prior comparable period. This increase is attributable to additional stores opened during the period as well as more successful promotional activity. Offsetting the increase, the average exchange rate of the British pound sterling to the U.S. dollar decreased 4.1% and the euro to the U.S. dollar decreased 12.3% as compared to the prior comparable period. In local currency, net sales increased 8.5% and sales for stores open more than one year (same store sales which include online sales) increased 3.6% as compared to the prior comparable period.

        The following is a summary of Holland & Barrett International store activity:

	Three Months Ended December 31,
	2015	2014
Company-owned stores
Open at beginning of the period	967	927
Opened during the period	15	8
Closed during the period	(4)	—

Open at end of the period	978	935

Franchised stores
Open at beginning of the period	104	89
Opened during the period	9	8
Closed during the period	(3)	—

Open at end of the period	110	97

Total company-owned and franchised stores
Open at beginning of the period	1,071	1,016
Opened during the period	24	16
Closed during the period	(7)	—

Open at end of the period	1,088	1,032

  Puritan's Pride

        Net sales for the Puritan's Pride segment decreased by $2,012, or 3.2%, to $61,552 for the three months ended December 31, 2015, as compared to the prior comparable period. The total number of orders decreased approximately 9%, while the average order size increased approximately 5% for the three months ended December 31, 2015, as compared to the prior comparable period. E-commerce orders comprised 76% of total Puritan's Pride orders for the three months ended December 31, 2015 and 2014.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs and internet promotions which are not offered on a consistent basis every quarter. Historical results reflect this pattern and therefore this segment should be viewed on an annual, and not quarterly, basis.

  Vitamin World

        Net sales for the Vitamin World segment decreased $4,358, or 8.1%, to $49,547 for the three months ended December 31, 2015, as compared to the prior comparable period. Same store sales (same store sales which include online sales) declined 6.1% due to declines in sales of sports nutrition and weight loss products as well as overall declines in mall traffic.

        The following is a summary of Vitamin World store activity:

	Three Months Ended December 31,
	2015	2014
Open at beginning of the period	385	414
Opened during the period	1	2
Closed during the period	(8)	(13)

Open at end of the period	378	403

  Cost of Sales

        Cost of sales was as follows:

	Three Months Ended December 31,
	2015	2014	$ change	% change
Cost of sales	$443,144	$448,887	$(5,743)	(1.3)%
Percentage of net sales	55.3%	54.4%

        Cost of sales as a percentage of net sales increased by 0.9 percentage points. The increase in the percentage of cost of sales was primarily due to charges in our Consumer Products Group related to a SKU rationalization initiative, partially offset by lower raw material costs on certain sports nutrition products; as well as lower margins earned in our retail businesses due to increased promotional activity.

        Due to competitive pressure in the private label business, the cost of sales for our private label business as a percentage of net sales could fluctuate. This would adversely affect gross profits during the affected periods. To address these matters, we continuously seek to implement additional improvements in our supply chain and we are increasing our focus on our branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses were as follows:

	Three Months Ended December 31,
	2015	2014	$ change	% change
Advertising, promotion and catalog	$46,463	$46,894	$(431)	(0.9)%
Percentage of net sales	5.8%	5.7%

        Advertising, promotion and catalog expenses remained relatively consistent as a percentage of sales for the three months ended December 31, 2015, as compared to the prior comparable period.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") were as follows:

	Three Months Ended December 31,
	2015	2014	$ change	% change
Selling, general and administrative	$253,192	$238,172	$15,020	6.3%
Percentage of net sales	31.6%	28.8%

        The SG&A increase of $15,020, or 6.3%, for the three months ended December 31, 2015, as compared to the prior comparable period, is primarily due to increases of: (i) building and occupancy costs of $5,897 primarily relating to additional stores in the Holland & Barrett International segment; (ii) professional fees of $5,309 relating to various Consumer Product Group and Corporate / Manufacturing initiatives; (iii) salaries of $3,880 due to increased stores in the Holland & Barrett International segment; (iv) depreciation of $2,733 primarily due to increased stores in our Holland & Barrett International Segment and the ongoing implementation and support of our ERP system in Corporate/Manufacturing and (v) other SG&A costs of $5,668 primarily related to the recording of the estimated settlement value of various claims, partially offset by decreases of $5,776 due to changes in foreign currency exchange rates in our Holland & Barrett International segment, as the British pound sterling and Euro have weakened as compared to the U.S. dollar, and $3,596 of lower freight costs due to lower transportation rates and lower volume.

  Income from Operations

        Income (loss) from operations was as follows:

	Three Months Ended December 31,
	2015	2014	$ change	% change
Consumer Products Group	$46,338	$61,148	$(14,810)	(24.2)%
Holland & Barrett International	38,839	46,315	(7,476)	(16.1)%
Puritan's Pride	5,089	5,677	(588)	(10.4)%
Vitamin World	(13,137)	1,200	(14,337)	(1,194.8)%
Corporate / Manufacturing	(35,088)	(22,522)	(12,566)	(55.8)%

Total	$42,041	$91,818	$(49,777)	(54.2)%

Percentage of net sales	5.2%	11.1%

        The decrease in the Consumer Products Group segment was primarily due to the decrease in net sales and related margins. The decrease in the Holland & Barrett International segment was the result of increased SG&A expenses as well as the decline in the British pound sterling and Euro. The decrease in the Puritan's Pride segment was primarily due to lower net sales, partially offset by decreases in SG&A expenses, primarily freight costs. The decrease in the Vitamin World segment was primarily due to the decrease in net sales due to store closures and lower same store sales from the prior year, partially offset by decreases in SG&A expenses primarily related to reductions in salaries from store closures as compared to the prior comparable period. The loss from operations in Corporate / Manufacturing increased primarily due to increases in professional fees for certain corporate initiatives and the increase in costs related to the sale of the nutritional bar facility located in Facility restructuring charges.

  Interest Expense

        Interest expense for the three months ended December 31, 2015 remained relatively consistent with the prior comparable period.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2016 and 2030. Our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended December 31, 2015 and 2014 was 33.9% and 35.6%, respectively. Our effective tax rate for the three months ended December 31, 2015 was lower than the federal statutory rate generally due to the timing and mixture (foreign and domestic) of income and the partial reinvestment of foreign earnings in fiscal 2016.

Liquidity and Capital Resources

        NBTY's primary sources of liquidity and capital resources are cash generated from operations and funds available under its revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

        The following table sets forth, for the periods indicated, cash balances and working capital:

	As of December 31, 2015	As of September 30, 2015
Cash and cash equivalents	$204,925	$303,350
Working capital (including cash and cash equivalents)	$810,062	$895,755

        We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, investing and financing requirements. As of December 31, 2015, cash and cash equivalents of $67,904 were held by our foreign subsidiaries and are generally subject to U.S. income taxes upon repatriation to the United States. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law. During fiscal 2016, the Company intends to indefinitely reinvest $59,000 of earnings from our foreign subsidiaries to fund various capital expenditures.

        The decrease in cash and cash equivalents of $98,425 at December 31, 2015 as compared to September 30, 2015 was primarily due to the payment for the acquisition of Dr. Organic as well as prepayments of debt relating to the excess cash flow payment under our senior secured credit facilities as well as an additional prepayment on December 30, 2015.

        The decrease in working capital of $85,693 at December 31, 2015 as compared to September 30, 2015 was primarily due to the decrease in cash and cash equivalents and the increase in current portion of long-term debt, partially offset by decreases in accrued expenses, primarily related to the timing of payments for interest on long-term debt, income taxes and the annual bonus which was paid in December 2015.

        The following table sets forth, for the periods indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Three Months Ended December 31,
	2015	2014
Net cash provided by operating activities	$64,629	$133,070
Net cash used in investing activities	$(76,755)	$(18,897)
Net cash used in financing activities	$(89,568)	$(39,428)
Inventory turnover	2.1	2.1
Days sales outstanding in accounts receivable	36	36

        Net cash provided by operating activities decreased for the three months ended December 31, 2015 as compared to the prior comparable period, primarily due to decreased earnings and accrued expenses due to the timing of payments of operational liabilities, offset by an increase in accounts payable and a decrease in accounts receivable due to timing of payments and collections.

        During the three months ended December 31, 2015, net cash used in investing activities consisted primarily of cash paid for the acquisition of Dr. Organic and purchases of property, plant and equipment, offset by proceeds received from sale of building and equipment. During the three months ended December 31, 2014, net cash used in investing activities consisted primarily of purchases of property, plant and equipment.

        For the three months ended December 31, 2015, net cash used in financing activities related to an additional principal payment and an excess cash flow payment under our long-term debt arrangements and dividends paid. For the three months ended December 31, 2014, net cash used in financing activities primarily related to payments for financing fees related to the extension of the revolving credit facility.

        We expect our fiscal 2016 capital expenditures to be higher than fiscal 2015 as a result of investments in stores of our Holland & Barrett International segment and continuous improvements in our supply chain facilities.

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

        NBTY must make prepayments on the term loan B-2 facility with the net cash proceeds of certain asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under its senior secured credit facilities unless specifically incurred to refinance a portion of its senior secured credit facilities) and 50% of excess cash flow, as defined in the credit agreement (such percentage subject to reduction based on achievement of total senior secured leverage ratios), in each case, subject to certain reinvestment rights and other exceptions. An excess cash flow payment of $31,941 was paid in November 2015. Furthermore NBTY made a voluntary prepayment of $25,000 on December 30, 2015. As a result of these two payments, $1,058 of deferred financing costs were written off during the three months ended December 31, 2015. For the fiscal year ending September 30, 2016 we anticipate an excess cash flow payment of approximately $30,000 and have recorded this in Current portion of long-term debt. NBTY is also required to make prepayments under its revolving credit facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under the revolving credit facility exceeds the aggregate amount of commitments in respect of the revolving credit facility.

        In addition, the credit agreement requires the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility (including swingline loans and letters of credit). As of December 31, 2015, NBTY was in compliance with all covenants under the credit agreement.

        As of December 31, 2015, there were no borrowings drawn from our $175,000 revolving credit facility and there was a letter of credit totaling $6,100, reducing the net availability to $168,900.

Holdco Notes

        On October 17, 2012 and December 12, 2013, Holdings issued $550,000 and $450,000, respectively, in aggregate principal amount of 7.75%/8.50% contingent cash pay senior notes ("Holdco Notes") that mature on November 1, 2017. Interest on the Holdco Notes accrues at the rate of 7.75% per annum with respect to cash interest and 8.50% per annum with respect to any paid-in-kind interest ("PIK Interest"). Interest on the Holdco Notes is payable semi-annually in arrears on May 1 and November 1 of each year. All interest payments made to date have been in cash and were funded by dividends from NBTY. Holdings is a holding company with no operations and has no ability to service interest or principal on the Holdco Notes, other than through dividends it may receive from NBTY.

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

        As described above, Holdings' ability to pay PIK Interest depends on the calculation of the Applicable Amount regardless of the availability of cash at Holdings. All interest payments made to date have been in cash. As of December 31, 2015, NBTY currently anticipates that it will have sufficient restricted payment capacity to enable Holdings to pay cash interest on the Holdco Notes for the current interest period; however, this may change as a result of a variety of factors. To the extent Holdings makes such interest payments in cash, NBTY will be required to provide the necessary funding.

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

Completion loan notes

        In conjunction with the acquisition of Dr. Organic, we issued completion loan notes in an aggregate principal amount of £20,000 (approximately $30,166) to the sellers, which mature 18 months after issuance and are redeemable at any time after six months at the option of the holders. As these notes are redeemable after six months of issuance they have been classified as short-term. If these notes are called by the seller prior to their contractual maturitycash on hand would likely be utilized to satisfy this obligation and the outflows associated with this payment would partially offset any required excess cash flow payment.

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

        The computation of NBTY's senior secured leverage ratio, to the extent then applicable, is as follows:

		December 31,
		2015	2014
Senior secured debt		$1,450,559	$1,507,500
Less up to $150,000 unrestricted cash balance		(150,000)	(150,000)

	(a)	$1,300,559	$1,357,500

NBTY Consolidated EBITDA (Four consecutive quarters)	(b)	$487,301	$472,991

Senior Secured Leverage Ratio	(a /b)	2.67x	2.87x
Maximum Allowed (per the senior secured credit facilities)		3.50x	3.75x

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

        The following table reconciles net income (loss) to EBITDA and Consolidated EBITDA (as defined in NBTY's senior secured credit facilities) for the three months ended and four consecutive quarters ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Four Consecutive quarters ended December 31,
	2015	2014	2015	2014
Net income (loss) attributable to NBTY, Inc.	$3,937	$35,907	$42,449	$(62,066)
Interest expense	34,336	34,747	132,522	135,968
Provision (benefit) for income taxes	1,945	19,809	(4,779)	3,421
Depreciation and amortization	31,851	28,065	139,192	109,056

EBITDA	72,070	118,528	309,384	186,379
Severance costs(a)	1,272	2,773	17,750	9,304
Stock-based compensation(b)	773	732	2,884	3,200
Management fee(c)	750	750	3,000	3,000
Consulting fees(d)	9,847	5,420	34,548	21,691
Impairments and disposals(e)	13,767	635	80,800	215,219
Other items(f)	27,122	8,198	58,642	26,930
Pro forma cost savings(g)	12,040	8,000	48,160	31,998
Limitation on certain EBITDA adjustments(h)	(16,967)	(6,182)	(67,867)	(24,730)

Consolidated EBITDA	$120,673	$138,854	$487,301	$472,991

(a)
Reflects the exclusion of severance costs incurred at various subsidiaries of the Company.

(b)
Reflects the exclusion of non-cash expenses related to stock options.

(c)
Reflects the exclusion of the Carlyle consulting fee.

(d)
Reflects the exclusion of consulting fees, as permitted in our senior secured credit facilities, for items such as business optimization consulting.

(e)
Reflects the impairment of certain assets, including the impairment of $55,000 of intangible assets in our Vitamin World segment in the four consecutive quarters ended December 31, 2015, $207,334 relating to goodwill and intangible assets in our Puritan's Pride and Vitamin World segments in the four consecutive quarters ended December 31, 2014 and $11,656 relating to furniture and fixtures in our Vitamin World segment in the three months ended December 31, 2015.

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

(i)
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

Foreign Currency

        Approximately 35% of our net sales during the three months ended December 31, 2015 and 2014 were denominated in currencies other than U.S. dollars, principally British pounds sterling and to a lesser extent euros, Canadian dollars and Chinese renminbi. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on us, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	December 31, 2015	September 30, 2015
Total Assets	31%	29%
Total Liabilities	9%	6%

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. dollars. This process results in exchange rate gains and losses, which are included as a separate component of stockholder's equity under the caption "Accumulated other comprehensive income (loss)."

        During the three months ended December 31, 2015 and 2014, translation losses of ($20,630) and ($30,307), respectively, were included in determining other comprehensive income (loss). Accordingly, cumulative translation losses of ($129,758) and ($109,702) were included as part of accumulated other comprehensive loss within the consolidated balance sheets at December 31, 2015 and September 30, 2015, respectively.

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

        In November 2015, the Financial Accounting Standards Board issued guidance which requires all deferred tax assets and liabilities to be presented in the balance sheet as noncurrent. This guidance is effective for us on October 1, 2017. Upon adoption, we will present the net deferred tax assets as noncurrent and reclassify any current deferred tax assets and liabilities in our consolidated financial position on a retrospective basis.

Critical Accounting Policies and Estimates

        We describe our significant accounting policies in Note 2 of the notes to consolidated financial statements included in our 2015 Annual Report. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the 2015 Annual Report. There have been no significant changes in our significant accounting policies or critical accounting estimates since September 30, 2015. As noted in the Form 10-K, relatively small declines in the future performance and cash flows within the Consumer Products Group business may result in the recognition of asset impairment charges. Certain categories within the Consumer Products Group and Puritan's Pride segment are performing below expectations increases the risk of impairment for the indefinite-lived tradenames associated with those categories. The carrying value of the tradenames associated with the Consumer Products Group segment as of December 31, 2015 was approximately $429,000 and $166,000, for indefinite and definite lived intangible assets, respectively. The carrying value of the indefinite lived tradenames associated with the Puritan's Pride segment as of December 31, 2015 was approximately $160,000. The carrying value of goodwill associated with the Consumer Products Group and Puritan's Pride segments are $708,459 and 202,746, respectively.

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

        Net sales denominated in foreign currencies were approximately $280,077, or 34.9%, of total net sales for the three months ended December 31, 2015. A majority of our foreign currency exposure is denominated in British pounds sterling, the euro, Canadian dollar and the Chinese renminbi. For the three months ended December 31, 2015, as compared to the prior comparable period, the British pound sterling, the euro, the Canadian dollar and the Chinese renminbi decreased 4.1%, 12.3%, 14.9% and 4.0%, respectively, as compared to the U.S. dollar. The combined effect of the changes in these currency rates resulted in a decrease of $20,070 in net sales and a decrease of $2,679 in operating income.

        Additionally, NBTY's senior secured credit facilities are subject to market conditions, whereby interest rates will fluctuate based on the Eurodollar LIBOR, as defined in the agreement. Assuming NBTY's senior secured credit facilities are fully drawn, each one quarter percentage point increase or decrease, above the interest rate floor, in the applicable interest rates would correspondingly change our interest expense on our senior secured credit facilities by approximately $4,000 per year.

 NBTY, Inc. and Subsidiaries
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision, and with the participation, of our management, including our Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the CEO and CFO concluded that, due to the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2015 Form 10-K, filed on November 17, 2015, the Company's disclosure controls and procedures were not effective as of December 31, 2015. . For this purpose, disclosure controls and procedures include controls and procedures designed to ensure that information that is required to be disclosed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

        Notwithstanding the material weaknesses identified, each of the Company's CEO and CFO has certified that, based on his knowledge, the financial statements, and other financial information included in this report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

Changes in Internal Control Over Financial Reporting

        As described below under Plans for Remediation of Material Weaknesses, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Plans for Remediation of Material Weaknesses

        Our remediation efforts were ongoing during the three months ended December 31, 2015. We have taken certain remediation steps to address the material weaknesses that were identified and disclosed in our 2015 Form 10-K, filed on November 17, 2015. If not remediated these deficiencies could result in further material misstatements to our financial statements. The Company and the Board take the control and integrity of the Company's financial statements seriously and believe that the remediation steps described below are essential to maintaining a strong internal control environment. The following remediation steps are among the measures taken by the Company during the quarter:

        The Company has established and initiated implementation of a remediation plan as follows:

  •
  To remediate the deficiency with respect to the accounting for property and equipment in connection with a triggering event, the Company has developed communications to reinforce its current design of its existing controls such that the review of any calculations prepared in connection with a triggering event analysis will include a comparison of the calculations to the final accounting memorandum prepared by the Company as well as to the final signed agreement, to the extent applicable.

  •
  To remediate the deficiency with respect to the evaluation of out of period adjustments, the Company has enhanced the design of its controls such that a formal, documented quantitative and qualitative evaluation of the following were performed on an individual and aggregate basis by members of the senior finance team:

    •
    Accounting conventions used in the preparation of the Company's financial statements;

    •
    Unrecorded financial statement adjustments and disclosures;

    •
    Out of period adjustments recorded to correct misstatements.

    As part of this evaluation the senior finance team assessed the impact these items have on the precision of other controls to mitigate the increasing risk of a material misstatement.

        Management believes the foregoing efforts will effectively remediate these material weaknesses. We will continue to devote significant time and attention to these remediation efforts in order to remediate them as soon as reasonably possible. As the Company continues to evaluate and work to improve its internal control over financial reporting management may execute additional measures to address these material weaknesses or modify the remediation steps described above, and will continue to review and make necessary changes to improve the overall design of its internal controls. We will test the ongoing operating effectiveness of the revised controls in future periods. A material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

        There were no other material changes in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

        On November 19, 2014, the appellate court issued a decision granting the objectors' appeal. The appellate court reversed and remanded the matter to the district court for further proceedings consistent with the appellate court's decision. In April 2015, NBTY agreed upon a revised proposed settlement with certain plaintiffs which includes all cases and resolves all pending claims without any admission of or concession of liability by NBTY. The parties have signed settlement documentation providing for a release of all claims in return for payments to the class, together with attorneys' fees, and notice and administrative costs estimated to be in the amount of $9.0 million, which resulted in an additional charge of $4.3 million in the second quarter results for fiscal 2015. On May 14, 2015, the settlement was submitted to the court for preliminary approval and a preliminary conference was held before the court on July 22, 2015. The court issued a preliminary approved order on February 1, 2016 preliminarily approving the settlement. Until the cases are resolved, no final determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY.

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

        On May 2, 2014, NBTY and its named subsidiary defendants cross-claimed against CCG, who was a third party vendor engaged by NBTY, and CCG cross-claimed against NBTY and named subsidiary defendants on June 13, 2014. CCG brought a third party complaint against an unrelated entity, Healthcare Data Experts, LLC, on June 27, 2014. On July 21, 2014, CCG filed a motion to dismiss the amended complaint and on February 11, 2015 the court issued an Order and Opinion dismissing the class-action. On February 27, 2015, the plaintiff filed an appeal to the court's dismissal of the action and that appeal is pending. Oral arguments were held December 10, 2015 and the appeal is pending.

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

 NBTY, Inc. and Subsidiaries
Item 1A. Risk Factors

Risk Factors

        In addition to the other information set forth in this Report, you should carefully consider the risk factors disclosed under the caption "Risk Factors" in the 2015 Annual Report. These factors could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in the 2015 Annual Report are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows. Since September 30, 2015 there have been no significant changes relating to risk factors.

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

NBTY, Inc. (Registrant)
Date: February 9, 2016	By:	/s/ STEVEN CAHILLANE Steven Cahillane Chief Executive Officer, President and Director
Date: February 9, 2016	By:	/s/ DIPAK GOLECHHA Dipak Golechha Chief Financial Officer