Form 10-K/A
period 2015-09-30
NBTY INC
filed 2016-04-14
CIK 70793

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

          None

NBTY, INC.
ANNUAL REPORT
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Explanatory Note

(in thousands)

        NBTY, Inc. (the "Company") is filing this amendment No. 1 on Form 10-K/A (this "Amendment") to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as filed on November 17, 2015 (the "Original Filing"), to revise its consolidated financial statements.

        During the second quarter of 2016, the Company identified the following errors related to its previously issued financial statements that the Company concluded, based on its evaluation of both quantitative and qualitative factors, were not material to any of its previously issued consolidated financial statements:

  •
  In accounting for deferred taxes related to certain of the Company's long-lived assets recorded in connection with the acquisition of the Company by Carlyle, inclusive of intangible assets and property, plant and equipment, the Company did not properly consider the implications of income tax and foreign currency rate changes when recording deferred taxes at the end of each reporting period. The correction of these errors results in the reduction of long-term deferred income tax liabilities of $38,671 and $31,869 as of September 30, 2015 and 2014, respectively, the reduction in Provision (benefit) for income taxes of $7,430 for fiscal 2013 and an increase in Foreign currency translation adjustments of $6,802, $938 and $300, for fiscal 2015, 2014 and 2013, respectively. Accordingly, the Consolidated Balance Sheets, Statements of Operations and Comprehensive Income (Loss) and Statements of Stockholders' Equity have been revised, as applicable, to reflect these changes. The impact of these errors for fiscal periods prior to 2013 but subsequent to the acquisition of the Company by Carlyle was recorded as an adjustment to Shareholder's Equity as of September 30, 2012.

  •
  In accounting for the acquisition of the Company by Carlyle, the Company improperly recorded a deferred tax liability related to carryover tax-deductible goodwill resulting in an overstatement of its long-term deferred tax liabilities and goodwill in the amount of $13,930. The Consolidated Balance Sheets have been revised to reflect this change.

        The correction of these errors had no impact on the total captions as reported in the Consolidated Statements of Cash Flows and no impact on any covenants contained in its debt agreements.

        Refer to Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements set forth in this Amendment for further information relating to this revision.

        This amended Annual Report on Form 10-K/A sets forth the Original Filing in its entirety; however, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this amended Annual Report on Form 10-K/A amends and revises the Original Filing only with respect to matters affected by the revision. The following items in the Original Filing have been amended as a result of this revision:

  •
  Part II, Item 6. Selected Financial Data

  •
  Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  •
  Part II, Item 8. Financial Statements

  •
  Part IV, Item 15. Exhibits (with respect to Exhibits 31 and 32)

        The Company's Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this amended Annual Report on Form 10-K/A and various exhibits related to XBRL. These certifications are filed as Exhibits 31 and 32 to this Amendment.

        This amended Annual Report on Form 10-K/A does not modify or update other disclosures presented in the Original Filing, including the exhibits to the Original Filing, except as identified above. As such, except for the items identified above, this amended Annual Report on Form 10-K/A is as of November 17, 2015, the original filing date, and any forward-looking statements represent management's views as of that date and should be not be assumed to be accurate as of any date thereafter. This amended Annual Report on Form 10-K/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to November 17, 2015.

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

Item 6.    Selected Financial Data

	Fiscal Years Ended September 30,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Income Statement Data:
Net sales	$3,226,124	$3,205,778	$3,163,041	$2,999,733	$2,864,427

Costs and expenses:
Cost of sales	1,746,462	1,740,417	1,700,909	1,608,436	1,641,887
Advertising, promotion and catalog	198,203	202,754	189,485	164,298	152,021
Selling, general and administrative	978,265	952,533	910,187	832,629	788,719
Merger expenses	—	—	—	—	44,479
Facility restructuring charges	29,493	—	32,695	—	—
Goodwill and intangible asset impairment charges	55,000	207,334	—	—	—

Income from operations	218,701	102,740	329,765	394,370	237,321
Interest expense	(132,930)	(136,038)	(147,100)	(158,584)	(195,566)
Miscellaneous, net	1,734	(709)	1,693	(1,003)	1,933

Income (loss) from continuing operations before income taxes	87,505	(34,007)	184,358	234,783	43,688
Provision for income taxes on continuing operations	13,087	10,145	47,448	60,159	5,706

Income (loss) on continuing operations	74,418	(44,152)	136,910	174,624	37,982

(Loss) from discontinued operations, net of income taxes	—	—	—	(23,048)	(2,780)
Net income (loss)	$74,418	$(44,152)	$136,910	$151,576	$35,202

Selected Balance Sheet Data:
Working Capital	$895,755	$813,932	$719,068	$874,508	$891,582
Total assets	4,854,479	4,809,479	4,988,657	4,974,531	4,995,240
Long-term debt, net of current portion	2,129,158	2,099,487	2,083,389	2,084,427	2,274,988
Total shareholder's equity	1,456,487	1,531,319	1,646,127	1,718,790	1,548,081

        This "Item 6, Selected Financial Data" has been amended and revised to give effect to the revision of our consolidated financial statements for the Company's financial position as of September 30, 2014, 2013, 2012 and 2011 as it relates to the correction of our accounting policies related to on-hand labels and prepaid rent as well as the correction of errors related to our accounting for deferred income tax liabilities related to certain of the Company's long-lived assets. In addition to the impacts as disclosed in Note 2, the impact of these errors decreased our Provision for income taxes on continuing operations and increased our Income (Loss) from continuing operations and Net income (loss) by $5,105 and $5,283 for Fiscal 2012 and 2011, respectively. Additionally the corrections increased Working Capital by $4,287 as of September 30, 2012 and 2011; decreased Total assets by $9,103 as of September 30, 2012 and fiscal 2011; and increased Total shareholder's equity by $13,558 and $11,186 as of September 30, 2012 and 2011, respectively. A more complete discussion of this revision can be found in Note 2—"Summary of Significant Accounting Policies" to the consolidated financial statements contained in Part II, Item 8 herein.

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

Revision

        This "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" has been amended and revised to give effect to the revision of our consolidated financial statements for the Company's financial position as of September 30, 2014 and 2013 as it relates to the correction of accounting policies related to on-hand labels and prepaid rent as well as the correction of errors related to our accounting for deferred income tax liabilities related to certain of the Company's long-lived assets. A more complete discussion of this revision can be found in Note 2—"Summary of Significant Accounting Policies" to the consolidated financial statements contained in Part II, Item 8 herein.

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

        On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and indefinite-lived intangibles. The key assumptions that drive the cash flows of our reporting units and intangible assets are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, weighted average cost of capital rates ("WACC") as well as royalty rates are used in conjunction with these key assumptions in order to derive the estimated fair value. These assumptions are subject to uncertainty, including our ability to grow revenue and improve or maintain profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions may result in the recognition of significant asset impairment charges. For example, keeping all other variables constant, an increase in the WACC applied of 50 basis points or a 140 basis point decrease in the terminal year level of profitability would require that we perform the second step of the goodwill impairment test for the Puritan's Pride reporting unit. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill and intangible asset balances. Currently the estimated fair value of the Puritan's Pride reporting unit exceeds its carrying value by approximately 3% and the carrying value of the goodwill that is within the Puritan's Pride reporting unit is $199,031.

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

	Fiscal year ended September 30,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	54.1%	54.3%	53.8%
Advertising, promotion and catalog	6.1%	6.3%	6.0%
Selling, general and administrative	30.3%	29.7%	28.8%
Goodwill and intangible asset impairment charges	1.7%	6.5%	0.0%
Facility restructuring charges	0.9%	0.0%	1.0%

	93.2%	96.8%	89.6%

Income from operations	6.8%	3.2%	10.4%

Other income (expense):
Interest	(4.1)%	(4.2)%	(4.7)%
Miscellaneous, net	0.1%	(0.0)%	0.1%

	(4.1)%	(4.3)%	(4.6)%

Income (loss) before income taxes	2.7%	(1.1)%	5.8%
Provision for income taxes	0.4%	0.3%	1.5%

Net income (loss)	2.3%	(1.4)%	4.3%

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

  Provision for Income Taxes

        Our (benefit) provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business and our ability to utilize state tax credits that expire between 2014 and 2028. Our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for fiscal 2014 and 2013 was 29.8% and 25.7%, respectively. The effective income tax rate was higher for fiscal 2014 primarily due to the impact of the impairment of goodwill during fiscal 2014, for which no income tax benefit was recorded.

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

        Cash provided by operating activities of $311,576 during fiscal 2013 was mainly attributable to net income of $136,910 and changes in operating assets and liabilities. During fiscal 2013, cash flows used in investing activities consisted primarily of cash paid for acquisitions relating to Balance Bar and purchases of property, plant and equipment. During fiscal 2013, cash flows from financing activities primarily related to the offering of the Holdco Notes and the dividend discussed above.

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

        The following table reconciles net income (loss) to EBITDA and Consolidated EBITDA (as defined in our senior secured credit facilities) for the four consecutive quarters ended September 30, 2015, 2014 and 2013:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net income (loss)	$74,418	$(44,152)	$136,910
Interest expense	132,930	136,038	147,100
Income tax provision	13,087	10,145	47,448
Depreciation and amortization	135,406	106,557	110,636

EBITDA	355,841	208,588	442,094
Severance costs(a)	19,251	7,078	22,235
Stock-based compensation(b)	2,845	4,088	1,982
Management fee(c)	3,000	3,000	3,000
Inventory fair value adjustment(d)	—	—	2,417
Consulting Fees(e)	30,121	23,586	26,578
Impariments and disposals(f)	67,668	214,683	2,195
Other items(g)	39,719	17,202	41,189
Proforma cost savings(h)	51,950	35,133	61,300
Limitation on certain EBITDA adjustments(i)	(64,827)	(26,820)	(66,807)

Consolidated EBITDA	$505,568	$486,538	$536,183

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

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. dollars. This process results in exchange rate gains and losses, which are included as a separate component of shareholder's equity under the caption "Accumulated other comprehensive income (loss)."

        During fiscal 2015, 2014 and 2013, translation (losses)/gains of ($74,418), ($17,861) and $905, respectively, were included in determining other comprehensive income. Accordingly, cumulative translation losses of approximately ($102,779) and ($28,361) were included as part of accumulated other comprehensive income (loss) within the consolidated balance sheet at September 30, 2015 and 2014, respectively.

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated July 15, 2010, among NBTY, Inc., Alphabet Holding Company, Inc. and Alphabet Merger Sub, Inc.(1)
2.2	Stock Purchase Agreement among NBTY, Inc., Balance Bar Company, Balance Bar Holdings LLC dated November 19, 2012.(2)
2.3	Bar Asset Purchase Agreement dated March 3, 2015, between Nellson Nutraceutical, LLC and NBTY, Inc.(3)
2.4	Powder Asset Purchase Agreement dated March 3, 2015, between Nellson Nutraceutical, LLC and NBTY, Inc.(3)
2.5	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Dr. Organic Limited dated August 12, 2015, among NBTY (2015) Limited and the Shareholders and Holders of Options in respect of Shares of Dr. Organic Limited(18)
3.1	Amended and Restated Certificate of Incorporation of NBTY, Inc.(4)
3.2	Second Amended and Restated By-Laws of NBTY, Inc.(4)
4.1	Indenture, dated as of October 1, 2010, among NBTY, Inc., certain of its guarantor subsidiaries named therein, and The Bank of New York Mellon, as trustee, governing the 9% Senior Notes due 2018.(4)
4.2	First Supplemental Indenture, dated May 3, 2011, among NBTY, Inc., NBTY Florida, Inc. and The Bank of New York Mellon(5)
4.3	Form of 9% Senior Notes due 2018 (included as Exhibit A to Exhibit 4.1).
4.4	Second Supplemental Indenture, dated June 29, 2012 among NBTY, Inc., NBTY Manufacturing Texas, LLC and The Bank of New York Mellon(6)
4.5	Third Supplemental Indenture, dated August 14, 2012, among NBTY, Inc., NBTY Manufacturing South, LLC, Natural Products Group, LLC, NBTY Manufacturing New Jersey, Inc. and NBTY Manufacturing New York, Inc. and The Bank of New York Mellon(7)
4.6	Fourth Supplemental Indenture, dated December 21, 2012 among NBTY, Inc., Balance Bar Company, Balance Holdings Inc. and The Bank of New York Mellon.(8)
4.7	Fifth Supplemental Indenture, dated April 1, 2013 among NBTY, Inc., Perfectly Pure, LLC and The Bank of New York Mellon(9)
4.8	Sixth Supplemental Indenture, dated November 6, 2013 among NBTY, Inc., Nature's Origin, LLC and The Bank of New York Mellon(10)
10.1	Employment Agreement, effective March 1, 2008, by and between NBTY, Inc. and Harvey Kamil(11)
10.2	Indemnification Agreement, dated May 18, 2011 between NBTY, Inc. and Harvey Kamil(12)
10.3	Letter Agreement, dated May 18, 2011, by and between NBTY, Inc. and Harvey Kamil(12)

Exhibit No.	Description
10.4	Employment Agreement, dated April 25, 2011, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Karla Packer(12)
10.5	NBTY, Inc. Retirement Profit Sharing Plan(13)
10.6	Credit Agreement, dated October 1, 2010 (the "Credit Agreement"), among NBTY, Inc., Alphabet Holding Company, Inc., Barclays Bank PLC and the other lenders party thereto.(4)
10.7	First Amendment and Refinancing Agreement, dated March 1, 2011, amending the Credit Agreement.(4)
10.8	Subsidiary Guaranty, dated October 1, 2010, from the Guarantors named therein in favor of the secured parties named in the Credit Agreement(4)
10.9	Security Agreement, dated October 1, 2010, from the Grantors named therein to Barclays Bank PLC.(4)
10.10	Form of Director Indemnification Agreement(4)
10.11	Equity Incentive Plan of Alphabet Holding Company, Inc.(4)
10.12	Form of Stock Option Agreement for Equity Incentive Plan of Alphabet Holding Company, Inc.(12)
10.13	Executive Severance Pay Plan(13)
10.14	Form of Employment Agreement dated March 2, 2012, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Christopher S. Brennan.(14)
10.15	Employment Agreement, dated August 14, 2012, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Bernard O'Keefe.(7)
10.16	Second Amendment Agreement, dated October 11, 2012, amending the Credit Agreement.(7)
10.17	Third Amendment and Second Refinancing Agreement, dated March 21, 2013, by and among NBTY, Inc. as Borrower, Alphabet Holding Company, Inc., Barclays Bank PLC as Lead Arranger and Bookrunner, Barclays Bank PLC as Administrative Agent, and the banks and other financial institutions party thereto as lenders.(15)
10.18	Management Incentive Plan of NBTY, Inc. for U.S. based associates.(3)
10.19	Employment Agreement, dated August 14, 2014, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Dipak Golechha(16)
10.20	Employment Agreement, dated August 18, 2014, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Steven Cahillane(16)
10.21	Fourth Amendment and Third Refinancing to Credit Agreement, dated November 20, 2014, by and among, NBTY, Inc., Alphabet Holding Company, Inc., Barclays Bank PLC, and the banks and other financial institutions party thereto as lenders.(16)
10.22.	Consulting Agreement dated November 19, 2014, among NBTY, Inc., Alphabet Holding Company, Inc. and Glenn Schneider.(16)
10.23	Agreement and Release, dated November 19, 2014, among NBTY, Inc., Alphabet Holding Company, Inc. and Glenn Schneider.(16)
10.24	Employment Agreement, dated December 5, 2014, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Brian Wynne.(17)
10.25	Letter Agreement, dated January 7, 2015, by and between NBTY, Inc. and Harvey Kamil.(17)
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges(18)
21.1	Subsidiaries of NBTY, Inc.(18)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*

Exhibit No.	Description
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Indenture, dated as of October 17, 2012, between Alphabet Holding Company, Inc. and The Bank of New York Mellon, as trustee, governing the 7.75% / 8.50% Contingent Cash Pay Senior Notes due 2017.(7)
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

(16)
Incorporated by reference to NBTY, Inc.'s Form 10-K, filed November 24, 2014 (File #001-31788).

(17)
Incorporated by reference to NBTY Inc.'s Form 10-Q, filed February 10, 2015 (File #001-31788).

(18)
Incorporated by reference to NBTY Inc.'s Form 10-K, filed on November 17, 2015 (File #001-31788).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBTY, INC. (Registrant)
By:	/s/ STEVEN CAHILLANE Steven Cahillane Chief Executive Officer, President and Director

Dated: April 13, 2016

By:	/s/ DIPAK GOLECHHA Dipak Golechha Chief Financial Officer

Date: April 13, 2016

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

/s/ PricewaterhouseCoopers LLP
New York, New York
November 17, 2015, except for the effects of the corrections discussed in Note 2 with respect to the Company's accounting for deferred income tax liabilities related to certain of the Company's long-lived assets, as to which the date is April 13, 2016.

NBTY, Inc., and Subsidiaries
Consolidated Balance Sheets
September 30, 2015 and 2014
(in thousands, except share and per share amounts)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$303,350	$139,488
Accounts receivable, net	198,693	175,701
Inventories	844,223	856,934
Deferred income taxes	56,194	26,242
Other current assets	59,831	64,761

Total current assets	1,462,291	1,263,126
Property, plant and equipment, net	605,708	597,202
Goodwill	1,104,090	1,149,352
Intangible assets, net	1,664,538	1,791,592
Other assets	17,852	8,207

Total assets	$4,854,479	$4,809,479

Liabilities and Shareholder's Equity
Current liabilities:
Current portion long-term debt	$34,496	$261
Accounts payable	282,479	227,877
Accrued expenses and other current liabilities	249,561	221,056

Total current liabilities	566,536	449,194
Long-term debt, net of current portion	2,129,158	2,099,487
Deferred income taxes	663,023	676,093
Other liabilities	39,275	53,386

Total liabilities	3,397,992	3,278,160

Commitments and contingencies
Shareholder's equity:
Common stock, $0.01 par; one thousand shares authorized, issued and outstanding at September 30, 2015 and 2014	—	—
Capital in excess of par	1,542,584	1,561,014
Retained earnings (Accumulated deficit)	16,682	(613)
Accumulated other comprehensive loss	(102,779)	(29,082)

Total shareholder's equity	1,456,487	1,531,319

Total liabilities and shareholder's equity	$4,854,479	$4,809,479

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc., and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income
Years Ended September 30, 2015, 2014 and 2013
(in thousands)

	2015	2014	2013
Net sales	$3,226,124	$3,205,778	$3,163,041

Costs and expenses:
Cost of sales (See Note 4)	1,746,462	1,740,417	1,700,909
Advertising, promotion and catalog	198,203	202,754	189,485
Selling, general and administrative	978,265	952,533	910,187
Goodwill and intangible asset impairment charges	55,000	207,334	—
Facility restructuring charges (See Note 4)	29,493	—	32,695

Total costs and expenses	3,007,423	3,103,038	2,833,276

Income from operations	218,701	102,740	329,765

Other income (expense):
Interest	(132,930)	(136,038)	(147,100)
Miscellaneous, net	1,734	(709)	1,693

	(131,196)	(136,747)	(145,407)

Income (loss) before income taxes	87,505	(34,007)	184,358
Provision for income taxes	13,087	10,145	47,448

Net income (loss)	74,418	(44,152)	136,910

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of $(2,970), $1,603 and $958, respectively	(74,418)	(17,861)	905
Change in fair value of interest rate swaps, net of taxes of $(442), $(2,003) and $(2,790), respectively	721	3,180	4,405

Total other comprehensive (loss) income, net of tax:	(73,697)	(14,681)	5,310
Comprehensive (loss) income	$721	$(58,833)	$142,220

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc., and Subsidiaries
Consolidated Statements of Shareholder's Equity
Years Ended September 30, 2015, 2014 and 2013
(in thousands)

	Common Stock
				(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Capital in Excess of Par			Total Shareholder's Equity
Balance at September 30, 2012	1	$—	$1,554,883	$168,943	$(18,594)	$1,705,232
Revision (see Note 2)	—	—	—	14,675	(1,117)	13,558

Balance at September 30, 2012	1	—	1,554,883	183,618	(19,711)	1,718,790
Net income	—	—	—	136,910	—	136,910
Other comprehensive income, net of tax	—	—	—	—	5,310	5,310
Dividends to Holdings	—	—	—	(216,926)	—	(216,926)
Stock-based compensation	—	—	2,043	—	—	2,043

Balance at September 30, 2013	1	—	1,556,926	103,602	(14,401)	1,646,127
Net loss	—	—	—	(44,152)	—	(44,152)
Other comprehensive loss, net of tax	—	—	—	—	(14,681)	(14,681)
Dividends to Holdings	—	—	—	(60,063)	—	(60,063)
Stock-based compensation	—	—	4,088	—	—	4,088

Balance at September 30, 2014	1	—	1,561,014	(613)	(29,082)	1,531,319
Net income	—	—	—	74,418	—	74,418
Other comprehensive loss, net of tax	—	—	—	—	(73,697)	(73,697)
Dividends to Holdings	—	—	(21,275)	(57,123)	—	(78,398)
Stock-based compensation	—	—	2,845	—	—	2,845

Balance at September 30, 2015	1	$—	$1,542,584	$16,682	$(102,779)	$1,456,487

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended September 30, 2015, 2014 and 2013
(in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$74,418	$(44,152)	$136,910
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairments and disposals of assets	63,781	214,813	5,269
Depreciation of property, plant and equipment	89,850	60,530	64,883
Amortization of intangible assets	45,556	46,027	45,753
Foreign currency transaction loss (gain)	4,929	1,702	(946)
Amortization and write-off of deferred financing fees	18,791	19,033	22,504
Stock-based compensation	2,845	4,088	2,043
Allowance for doubtful accounts	619	988	(2,587)
Amortization of incremental inventory fair value	—	—	2,417
Inventory reserves	6,475	6,006	2,042
Deferred income taxes	(30,261)	(48,881)	(2,137)
Call premium on term loan	—	—	(15,075)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(31,941)	(6,700)	(4,696)
Inventories	(29,093)	(123,071)	(14,350)
Other assets	4,327	372	(3,733)
Accounts payable	46,252	(30,932)	45,753
Accrued expenses and other liabilities	23,971	2,921	27,526

Net cash provided by operating activities	290,519	102,744	311,576

Cash flows from investing activities:
Purchases of property, plant and equipment	(115,460)	(105,207)	(129,220)
Proceeds from sale of buildings and equipment	933	7,188	7,548
Cash paid for acquisitions, net of cash acquired	—	—	(82,473)
Proceeds from sale of powder facility assets	23,983	—	—

Net cash used in investing activities	(90,544)	(98,019)	(204,145)

Cash flows from financing activities:
Principal payments	(871)	(378)	(603)
Proceeds from sale-leaseback	52,826	—	—
Proceeds from borrowings under the revolver	—	—	80,000
Paydowns of borrowings under the revolver	—	—	(80,000)
Payments for financing fees	(611)	—	(7,387)
Dividends paid	(78,398)	(60,063)	(216,926)

Net cash used in financing activities	(27,054)	(60,441)	(224,916)

Effect of exchange rate changes on cash and cash equivalents	(9,059)	(3,357)	910

Net increase (decrease) in cash and cash equivalents	163,862	(59,073)	(116,575)
Cash and cash equivalents at beginning of year	139,488	198,561	315,136

Cash and cash equivalents at end of year	$303,350	$139,488	$198,561

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

        These adjustments included the following:

  •
  During the first quarter of fiscal 2015, the Company recorded an out-of-period adjustment to cost of sales and label inventory of $3,707. This immaterial adjustment is a result of the Company correcting its policy of expensing all labels upon receipt. Accordingly on-hand labels are now recorded as a part of ending inventory on the consolidated balance sheet.

  •
  During the second and third quarters of fiscal 2015, the Company recorded an out-of-period adjustment to selling, general and administrative expenses and cost of sales and prepaid rent

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

    totaling $3,252. This immaterial adjustment is a result of the Company correcting its policy of expensing rent, primarily at certain retail locations, at the payment date. Accordingly prepaid rent is now recorded on the consolidated balance sheet and expensed during the period of use.

        The Company concluded that the aggregate impact of these errors resulted in a material misstatement to its consolidated financial statements for the three and nine months ended June 30, 2015. In connection with the Company's restatement of those interim consolidated financial statements the Company revised its historical financial statements to reflect the impact of the correction of the accounting policies noted above. The impact of correcting these policies was recorded as an adjustment to Shareholder's equity as of September 30, 2012. Therefore, the Consolidated Statements of Shareholder's Equity and the Consolidated Balance Sheet have been revised to reflect this change. There was no change to the previously reported Consolidated Statements of Operations and Comprehensive Income (Loss), for these adjustments as the impact to the Company's results of operations for all previously reported periods was de minimis. Furthermore, there was no change to the Consolidated Statements of Cash Flows and no impact on any covenants contained in its debt agreements.

        During the second quarter of 2016, the Company identified the following errors related to its previously issued financial statements that the Company concluded, based on its evaluation of both quantitative and qualitative factors, were not material to any of its previously issued consolidated financial statements:

  •
  In accounting for deferred taxes related to certain of the Company's long-lived assets recorded in connection with the acquisition of the Company by Carlyle, inclusive of intangible assets and property, plant and equipment, the Company did not properly consider the implications of income tax and foreign currency rate changes when recording deferred taxes at the end of each reporting period. The correction of these errors results in the reduction of long-term deferred income tax liabilities of $38,671 and $31,869 as of September 30, 2015 and 2014, respectively, the reduction in Provision (benefit) for income taxes of $7,430 for fiscal 2013 and an increase in Foreign currency translation adjustments of $6,802, $938 and $300, for fiscal 2015, 2014 and 2013, respectively. Accordingly, the Consolidated Balance Sheets, Statements of Operations and Comprehensive Income (Loss) and Statements of Shareholder's Equity have been revised, as applicable, to reflect these changes. The impact of these errors for fiscal periods prior to 2013 but subsequent to the acquisition of the Company by Carlyle was recorded as an adjustment to Shareholder's Equity as of September 30, 2012.

  •
  In accounting for the acquisition of the Company by Carlyle, the Company improperly recorded a deferred tax liability related to carryover tax-deductible goodwill resulting in an overstatement of its long-term deferred tax liabilities and goodwill in the amount of $13,930. The Consolidated Balance Sheets have been revised to reflect this change.

        The correction of these errors had no impact on the total captions as reported in the Consolidated Statements of Cash Flows and no impact on any covenants contained in its debt agreements.

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

        The aggregate impact of these revisions to correct the previously issued financial statements is as follows:

	September 30, 2015			September 30, 2014
	As Reported	Adjustment	As Revised	As Reported	Original revision	Deferred tax revision	As Revised
Consolidated Balance Sheets
Inventories	$844,223	$—	$844,223	$853,226	$3,708	$—	$856,934
Deferred income taxes	$56,194	$—	$56,194	$28,915	$(2,673)	$—	$26,242
Other current assets	$59,831	$—	$59,831	$61,509	$3,252	$—	$64,761
Total current assets	$1,462,291	$—	$1,462,291	$1,258,839	$4,287	$—	$1,263,126
Goodwill	$1,118,020	$(13,930)	$1,104,090	$1,163,282	$—	$(13,930)	$1,149,352
Total assets	$4,868,409	$(13,930)	$4,854,479	$4,819,122	$4,287	$(13,930)	$4,809,479
Deferred income taxes	$701,694	$(38,671)	$663,023	$707,962	$—	$(31,869)	$676,093
Total liabilities	$3,436,663	$(38,671)	$3,397,992	$3,310,029	$—	$(31,869)	$3,278,160
Retained earnings (accumulated deficit)	$(1,136)	$17,818	$16,682	$(22,718)	$4,287	$17,818	$(613)
Accumulated other comprehensive loss	$(109,702)	$6,923	$(102,779)	$(29,203)	$—	$121	$(29,082)
Total shareholder's equity	$1,431,746	$24,741	$1,456,487	$1,509,093	$4,287	$17,939	$1,531,319
Total liabilities and shareholder's equity	$4,868,409	$(13,930)	$4,854,479	$4,819,122	$4,287	$(13,930)	$4,809,479

	Fiscal year ended September 30, 2015			Fiscal year ended September 30, 2014			Fiscal year ended September 30, 2013
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Consolidated Statements of Income and Comprehensive Income (Loss)
Provision for income taxes	$13,087	$—	$13,087	$10,145	$—	$10,145	$54,878	$(7,430)	$47,448
Net income (loss)	$74,418	$—	$74,418	$(44,152)	$—	$(44,152)	$129,480	$7,430	$136,910
Foreign currency translation adjustment, net of taxes of $(2,970), $1,603 and $958, respectively	$(81,220)	$6,802	$(74,418)	$(18,799)	$938	$(17,861)	$605	$300	$905
Total other comprehensive (loss) income, net of tax:	$(80,499)	$6,802	$(73,697)	$(15,619)	$938	$(14,681)	$5,010	$300	$5,310
Comprehensive (loss) income	$(6,081)	$6,802	$721	$(59,771)	$938	$(58,833)	$134,490	$7,730	$142,220

	Fiscal year ended September 30, 2013
	As Reported	Adjustment	As Revised
Consolidated Statement of Cash flows
Net income	$129,480	$7,430	$136,910
Deferred income taxes	$5,293	$(7,430)	$(2,137)
Net cash provided by operating activities	$311,576	$—	$311,576

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

Foreign Currency

        The functional currency of our foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year. Adjustments resulting from the translation of foreign currency financial statements are included in other Comprehensive Income (Loss) and accumulated in a separate component of Shareholder's Equity.

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

Goodwill

        The changes in the carrying amount of goodwill by segment for the fiscal years ended September 30, 2015 and 2014 are as follows:

	Consumer Products Group	Holland & Barrett International	Puritan's Pride	Vitamin World	Consolidated
Balance at September 30, 2013	$638,091	$321,767	$261,270	$25,744	$1,246,872
Purchase price adjustments	—	517	—	—	517
Impairment of goodwill	—	—	(61,590)	(25,744)	(87,334)
Foreign currency translation	(6,590)	(4,113)	—	—	(10,703)

Balance at September 30, 2014	631,501	318,171	199,680	—	1,149,352
Write-off due to sale of powder facility	(4,892)	—	(649)	—	(5,541)
Foreign currency translation	(14,931)	(24,790)	—	—	(39,721)

Balance at September 30, 2015	$611,678	$293,381	$199,031	$—	$1,104,090

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

7.    Goodwill and Intangible Assets (Continued)

        The previously reported amounts have been revised to correct for the impact of the error with regard to the improper recognition of a deferred tax liability related to carryover tax-deductible goodwill (see Note 2). The correction of this error resulted in a reduction in goodwill from what was previously reported in the amounts of $7,129, $3,086 and $3,715 related to the Consumer Product Group, Holland & Barrett International and Puritan's Pride segments, respectively.

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

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

12.    Income Taxes (Continued)

        Provision (benefit) for income taxes consists of the following for the fiscal years ended September 30:

	2015	2014	2013
Federal
Current	$(2,037)	$10,668	$6,831
Deferred	(17,628)	(43,708)	10,231
State
Current	3,335	3,495	2,727
Deferred	(5,725)	(5,689)	(4,106)
Foreign
Current	42,050	44,863	40,027
Deferred	(6,908)	516	(8,262)

Total provision (benefit)	$13,087	$10,145	$47,448

        The following is a reconciliation of the (benefit) provision for income taxes computed using the statutory Federal income tax rate to the actual income tax expense (benefit) and the effective income tax rate for the fiscal years ended September 30:

	2015		2014		2013
	Amount	Percent of pretax income	Amount	Percent of pretax income	Amount	Percent of pretax income
Income tax expense at statutory rate	$30,627	35%	$(11,902)	35.0%	$64,525	35.0%
State income taxes, net of federal income tax benefit	(3,090)	(3.5)%	(3,415)	10.0%	(1,379)	(0.7)%
Change in valuation allowance	(1,559)	(1.7)%	—	0.0%	(1,259)	(0.7)%
Effect of international operations, including foreign export benefit and earnings indefinitely reinvested	(12,950)	(14.8)%	(38)	0.1%	(13,075)	(7.1)%
Domestic manufacturing deduction	(2,700)	(3.1)%	(1,071)	3.1%	(1,715)	(0.9)%
Goodwill Impairment	1,925	2.2%	30,567	(89.9)%	—	0.0%
Change in tax reserves	(725)	(0.8)%	(4,801)	14.1%	—	0.0%
Other	1,559	1.7%	805	(2.4)%	351	0.2%

	$13,087	15.0%	$10,145	(29.8)%	$47,448	25.7%

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

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

12.    Income Taxes (Continued)

        The components of deferred tax assets and liabilities are as follows as of September 30:

	2015	2014
Deferred tax assets:
Inventory reserves and UNICAP	$20,175	$12,851
Accrued expenses and reserves not currently deductible	21,545	21,184
Other comprehensive income	2,343	8,670
R&D tax credit carryforward	1,048	—
Foreign and state tax credits	54,928	107,460
Foreign and state net operating losses	8,865	8,434
Valuation allowance	(7,984)	(9,543)

Total deferred income tax assets, net of valuation allowance	100,920	149,056

Deferred tax liabilities:
Depreciation	(40,145)	(49,497)
Intangibles	(585,448)	(625,784)
Prepaid rent	(1,064)	(1,248)
Undistributed foreign earnings	(81,092)	(122,378)

Total deferred income tax liabilities	(707,749)	(798,907)

Total net deferred income tax liabilities	(606,829)	(649,851)
Less current deferred income tax assets	(56,194)	(26,242)

Long-term deferred income tax liabilities	$(663,023)	$(676,093)

        At September 30, 2015 and 2014, we had the following:

	2015	2014
Foreign net operating losses	$17,022	$19,600
Deferred foreign tax credit on unremitted foreign earnings	53,027	104,218
R&D tax credit carryforward	1,048	—
NYS investment tax credit carryforwards	1,901	2,537

        At September 30, 2015 and 2014, we maintained the following valuation allowances:

	2015	2014
NYS investment tax credit carryforwards	$1,901	$2,537
Foreign loss carryforwards	6,083	7,005

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

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

16.    Accumulated Other Comprehensive Income (Loss)

        Additions to and reclassifications out of accumulated other comprehensive income (loss) attributable to the Company were as follows:

	Fiscal year ended September 30, 2015(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2014	$(28,361)	$(721)	$(29,082)
Other comprehensive income (loss) before reclassifications	(74,418)	(438)	(74,856)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	1,159	1,159

Balance at September 30, 2015	$(102,779)	$—	$(102,779)

(1)
All amounts are net of tax, amounts in parentheses indicate debits.

(2)
These (gains) losses are reclassified into Interest expense. See Note 10, Fair Value of Financial Instruments.

	Fiscal year ended September 30, 2014(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2013	$(10,500)	$(3,901)	$(14,401)
Other comprehensive income (loss) before reclassifications	(17,861)	(2,166)	(20,027)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	5,346	5,346

Balance at September 30, 2014	$(28,361)	$(721)	$(29,082)

(1)
All amounts are net of tax, amounts in parentheses indicate debits.

(2)
These (gains) losses are reclassified into Interest expense. See Note 10, Fair Value of Financial Instruments.

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

16.    Accumulated Other Comprehensive Income (Loss) (Continued)

	Fiscal year ended September 30, 2013(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2012	$(11,405)	$(8,306)	$(19,711)
Other comprehensive income (loss) before reclassifications	905	(3,499)	(2,594)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	7,904	7,904

Balance at September 30, 2013	$(10,500)	$(3,901)	$(14,401)

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

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

19.    Segment Information (Continued)

        Total assets by segment as of September 30 are as follows:

	2015	2014
Reportable Business Segments:
Consumer Products Group	$2,535,813	$2,497,273
Holland & Barrett International	941,739	944,924
Puritan's Pride	511,080	509,503
Vitamin World	51,881	109,962

Total Reportable Business Segments:	4,040,513	4,061,662

Corporate / Manufacturing	813,966	747,817

Consolidated assets	$4,854,479	$4,809,479

        Assets by segment as of September 30, 2014 were revised to reflect the correction of the Company's policy with respect to its labels inventory and prepaid rent. Additionally, assets by segment as of September 30, 2015 and 2014 were revised to reflect the correction of the Company's recording of deferred tax liabilities related to carryover tax-deductible goodwill (as described in Note 2). As of September 30, 2015, these revisions resulted in a decrease in assets of $7,129, $3,086 and $3,715 related to the Consumer Products Group, Holland & Barrett International and Puritan's Pride segments, respectively. As of September 30, 2014, these revisions resulted in a decrease in assets of $3,386, $3,086, $3,139 and $2,552 related to the Consumer Products Group, Holland & Barrett International, Puritan's Pride and Corporate / Manufacturing segments, respectively, partially offset by an increase of $2,520 for Vitamin World.

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

        These condensed consolidating financial statements have been revised to reflect the correction of errors as described in Note 2.

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

20.    Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet
As of September 30, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$164,443	$1,344	$137,563	$—	$303,350
Accounts receivable, net	—	149,423	49,270	—	198,693
Intercompany	29,258	—	85,513	(114,771)	—
Inventories	—	630,013	214,210	—	844,223
Deferred income taxes	—	56,119	75	—	56,194
Other current assets	876	24,148	34,807	—	59,831

Total current assets	194,577	861,047	521,438	(114,771)	1,462,291
Property, plant and equipment, net	120,977	266,401	218,330	—	605,708
Goodwill	—	709,969	394,121	—	1,104,090
Other intangible assets, net	—	1,341,784	322,754	—	1,664,538
Other assets	7,728	10,066	58	—	17,852
Intercompany loan receivable	2,497,035	1,319,331	—	(3,816,366)	—
Investments in subsidiaries	2,103,686	146,539	—	(2,250,225)	—

Total assets	$4,924,003	$4,655,137	$1,456,701	$(6,181,362)	$4,854,479

Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$33,498	$—	$998	$—	$34,496
Accounts payable	—	188,599	93,880	—	282,479
Intercompany	—	114,771	—	(114,771)	—
Accrued expenses and other current liabilities	31,971	137,817	79,773	—	249,561

Total current liabilities	65,469	441,187	174,651	(114,771)	566,536
Intercompany loan payable	1,319,331	2,116,214	380,821	(3,816,366)	—
Long-term debt, net of current portion	2,082,716	—	46,442	—	2,129,158
Deferred income taxes	—	594,152	68,871	—	663,023
Other liabilities	—	12,731	26,544	—	39,275

Total liabilities	3,467,516	3,164,284	697,329	(3,931,137)	3,397,992
Commitments and contingencies
Shareholder's Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,542,584	1,407,725	743,618	(2,151,343)	1,542,584
(Accumulated deficit) retained earnings	16,682	96,025	110,100	(206,125)	16,682
Accumulated other comprehensive income (loss)	(102,779)	(12,897)	(94,346)	107,243	(102,779)

Total shareholder's equity	1,456,487	1,490,853	759,372	(2,250,225)	1,456,487

Total liabilities and shareholder's equity	$4,924,003	$4,655,137	$1,456,701	$(6,181,362)	$4,854,479

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

20.    Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet
As of September 30, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$77,550	$751	$61,187	$—	$139,488
Accounts receivable, net	—	130,749	44,952	—	175,701
Intercompany	30,425	—	32,102	(62,527)	—
Inventories	—	654,192	202,742	—	856,934
Deferred income taxes	—	24,329	1,913	—	26,242
Other current assets	2,618	21,300	40,843	—	64,761

Total current assets	110,593	831,321	383,739	(62,527)	1,263,126
Property, plant and equipment, net	95,022	304,274	197,906	—	597,202
Goodwill	—	715,510	433,842	—	1,149,352
Other intangible assets, net	—	1,439,374	352,218	—	1,791,592
Other assets	—	8,116	91	—	8,207
Intercompany loan receivable	2,438,743	1,060,793	—	(3,499,536)	—
Investments in subsidiaries	2,117,989	148,921	—	(2,266,910)	—

Total assets	$4,762,347	$4,508,309	$1,367,796	$(5,828,973)	$4,809,479

Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$—	$—	$261	$—	$261
Accounts payable	—	140,761	87,116	—	227,877
Intercompany	—	62,527	—	(62,527)	—
Accrued expenses and other current liabilities	34,282	112,136	74,638	—	221,056

Total current liabilities	34,282	315,424	162,015	(62,527)	449,194
Intercompany loan payable	1,060,793	2,098,900	339,843	(3,499,536)	—
Long-term debt, net of current portion	2,098,900	—	587	—	2,099,487
Deferred income taxes	22,280	570,745	83,068	—	676,093
Other liabilities	14,773	13,732	24,881	—	53,386

Total liabilities	3,231,028	2,998,801	610,394	(3,562,063)	3,278,160
Commitments and contingencies
Shareholder's Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,561,014	1,420,756	736,618	(2,157,374)	1,561,014
(Accumulated deficit) retained earnings	(613)	93,552	42,388	(135,940)	(613)
Accumulated other comprehensive income (loss)	(29,082)	(4,800)	(21,604)	26,404	(29,082)

Total shareholder's equity	1,531,319	1,509,508	757,402	(2,266,910)	1,531,319

Total liabilities and shareholder's equity	$4,762,347	$4,508,309	$1,367,796	$(5,828,973)	$4,809,479

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

20.    Condensed Consolidating Financial Statements of Guarantors (Continued)

Consolidated Statements of Operations and Comprehensive (Loss) Income
For the fiscal year ended September 30, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,124,299	$1,172,050	$(70,225)	$3,226,124

Costs and expenses:
Cost of sales	—	1,300,944	515,743	(70,225)	1,746,462
Advertising, promotion and catalog	—	146,813	51,390	—	198,203
Selling, general and administrative	101,669	464,500	412,096	—	978,265
Goodwill and intangible asset impairment charges	—	55,000	—	—	55,000
Facility restructuring charges	—	29,493	—	—	29,493

	101,669	1,996,750	979,229	(70,225)	3,007,423

Income (loss) from operations	(101,669)	127,549	192,821	—	218,701

Other income (expense):
Intercompany interest	214,186	(194,846)	(19,340)	—	—
Interest	(194,846)	62,394	(478)	—	(132,930)
Miscellaneous, net	567	(7,075)	8,242	—	1,734

	19,907	(139,527)	(11,576)	—	(131,196)

Income (loss) before income taxes	(81,762)	(11,978)	181,245	—	87,505
Provision (benefit) for income taxes	(23,320)	(4,371)	40,778	—	13,087
Equity in income of subsidiaries	132,860	18,870	—	(151,730)	—

Net income (loss)	74,418	11,263	140,467	(151,730)	74,418

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes	(74,418)	(8,817)	(72,743)	81,560	(74,418)
Change in fair value of interest rate swaps, net of taxes	721	721	—	(721)	721

Total other comprehensive (loss) income, net of tax	(73,697)	(8,096)	(72,743)	80,839	(73,697)
Comprehensive (loss) income	$721	$3,167	$67,724	$(70,891)	$721

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

20.    Condensed Consolidating Financial Statements of Guarantors (Continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)
Year Ended September 30, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,158,213	$1,160,397	$(112,832)	$3,205,778

Costs and expenses:
Cost of sales	—	1,339,925	513,324	(112,832)	1,740,417
Advertising, promotion and catalog	—	163,894	38,860	—	202,754
Selling, general and administrative	96,771	459,309	396,453	—	952,533
Goodwill and intangible asset impairment charges	—	207,334	—	—	207,334

	96,771	2,170,462	948,637	(112,832)	3,103,038

Income (loss) from operations	(96,771)	(12,249)	211,760	—	102,740

Other income (expense):
Intercompany interest	157,567	(137,589)	(19,978)	—	—
Interest	(137,589)	1,106	445	—	(136,038)
Miscellaneous, net	1,497	(1,665)	(541)	—	(709)

	21,475	(138,148)	(20,074)	—	(136,747)

Income (loss) before income taxes	(75,296)	(150,397)	191,686	—	(34,007)
Provision (benefit) for income taxes	(10,816)	(24,416)	45,377	—	10,145
Equity in income of subsidiaries	20,328	24,086	—	(44,414)	—

Net income (loss)	(44,152)	(101,895)	146,309	(44,414)	(44,152)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment,
net of taxes	(17,861)	(1,398)	(21,890)	23,288	(17,861)
Change in fair value of interest rate swaps net of taxes	3,180	3,180	—	(3,180)	3,180

Total other comprehensive income (loss), net of tax	(14,681)	1,782	(21,890)	20,108	(14,681)
Comprehensive income (loss)	$(58,833)	$(100,113)	$124,419	$(24,306)	$(58,833)

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

20.    Condensed Consolidating Financial Statements of Guarantors (Continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)
Year Ended September 30, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,226,010	$1,040,601	$(103,570)	$3,163,041

Costs and expenses:
Cost of sales	—	1,343,613	460,866	(103,570)	1,700,909
Advertising, promotion and catalog	—	153,418	36,067	—	189,485
Selling, general and administrative	103,625	458,065	348,497	—	910,187
Merger expenses	—	32,695			32,695

	103,625	1,987,791	845,430	(103,570)	2,833,276

Income (loss) from operations	(103,625)	238,219	195,171	—	329,765

Other income (expense):
Intercompany interest	162,091	(147,676)	(14,415)	—	—
Interest	(147,676)	—	576	—	(147,100)
Miscellaneous, net	(341)	9,532	(7,498)	—	1,693

	14,074	(138,144)	(21,337)	—	(145,407)

Income (loss) before income taxes	(89,551)	100,075	173,834	—	184,358
Provision (benefit) for income taxes	(26,871)	33,075	41,244	—	47,448
Equity in income of subsidiaries	199,590	20,010	—	(219,600)	—

Net income (loss)	136,910	87,010	132,590	(219,600)	136,910

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes	905	(2,613)	2,154	459	905
Change in fair value of interest rate swaps net of taxes	4,405	4,405	—	(4,405)	4,405

Total other comprehensive income (loss), net of tax	5,310	1,792	2,154	(3,946)	5,310
Comprehensive income (loss)	$142,220	$88,802	$134,744	$(223,546)	$142,220

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

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

20.    Condensed Consolidating Financial Statements of Guarantors (Continued)

NBTY, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2013

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$136,910	$87,010	$132,590	$(219,600)	$136,910
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(199,590)	(20,010)	—	219,600	—
Impairments and disposals of assets	—	5,014	255	—	5,269
Depreciation of property, plant and equipment	8,213	40,124	16,546	—	64,883
Amortization of intangible assets	—	42,341	3,412	—	45,753
Foreign currency transaction loss (gain)	(745)	—	(201)	—	(946)
Amortization and write-off of financing fees	22,504	—	—	—	22,504
Stock-based compensation	1,845	72	126	—	2,043
Allowance for doubtful accounts	—	(2,587)	—	—	(2,587)
Amortization of incremental inventory fair value	—	2,417	—	—	2,417
Inventory reserves	—	2,042	—	—	2,042
Deferred income taxes	—	5,293	(7,430)	—	(2,137)
Call premium on term loan	(15,075)	—	—	—	(15,075)
Changes in operating assets and liabilities, net of acquisitions:				—
Accounts receivable	—	9,126	(13,822)	—	(4,696)
Inventories	—	(11,297)	(3,053)	—	(14,350)
Other assets	—	1,721	(5,454)	—	(3,733)
Accounts payable	—	42,331	3,422	—	45,753
Accrued expenses and other liabilities	—	20,544	6,982	—	27,526
Dividends received	62,010	27,589	—	(89,599)	—
Intercompany accounts	—	44,124	(44,124)	—	—

Net cash provided by operating activities	16,072	295,854	89,249	(89,599)	311,576

Cash flows from investing activities:
Purchase of property, plant and equipment	(35,186)	(59,039)	(34,995)	—	(129,220)
Proceeds from sale of building	7,548	—	—	—	7,548
Cash paid for acquisitions, net of cash acquired	(77,936)	(4,537)	—	—	(82,473)

Cash used in investing activities	(105,574)	(63,576)	(34,995)	—	(204,145)

Cash flows from financing activities:
Principal payments under long-term agreements	—	—	(603)	—	(603)
Proceeds from borrowings under the revolver	80,000	—	—	—	80,000
Paydowns of borrowings under the revolver	(80,000)	—	—	—	(80,000)
Payments for financing fees	(7,387)	—	—	—	(7,387)
Dividends paid	(216,926)	—	(89,599)	89,599	(216,926)
Intercompany	211,510	(211,510)	—	—	—

Net cash used in financing activities	(12,803)	(211,510)	(90,202)	89,599	(224,916)

Effect of exchange rate changes on cash and cash equivalents	—	—	910	—	910

Net decrease in cash and cash equivalents	(102,305)	20,768	(35,038)	—	(116,575)
Cash and cash equivalents at beginning of period	183,661	14,589	116,886	—	315,136

Cash and cash equivalents at end of period	$81,356	$35,357	$81,848	$—	$198,561

NBTY, Inc., and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

21.    Quarterly Results of Operations (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for fiscal 2015 and 2014 (amounts may not equal fiscal year totals due to rounding):

	Quarter ended
	December 31, 2014	March 31, 2015(1)	June 30, 2015(1)	September 30, 2015(1)(2)
Fiscal 2015:
Net sales	$825,771	$787,876	$815,610	$796,867
Gross profit(4)	376,884	345,730	375,226	361,487
Income (loss) before income taxes	55,716	16,431	47,425	(32,067)
Net income (loss)	35,906	10,609	33,878	(5,974)

	Quarter ended
	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014(3)
Fiscal 2014:
Net sales	$827,105	$779,026	$806,961	$792,686
Gross profit	385,387	347,945	375,757	356,272
Income (loss) from continuing operations before income taxes	80,353	15,468	48,028	(177,856)
Net income (loss)	53,821	9,900	33,267	(141,140)

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