Form 10-Q/A
period 2015-12-31
NBTY INC
filed 2016-04-14
CIK 70793

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

NBTY, Inc. and Subsidiaries
INDEX

Explanatory Note
(in thousands)

        NBTY, Inc. (the "Company") is filing this amendment No. 1 on Form 10-Q/A (this "Amendment") to amend its Quarterly Report on Form 10-Q for the three month period ended December 31, 2015, as filed on February 9, 2016 (the "Original Filing"), to revise its consolidated financial statements.

        During the second quarter of 2016, the Company identified the following errors related to its previously issued financial statements that the Company concluded, based on its evaluation of both quantitative and qualitative factors, were not material to any of its previously issued consolidated financial statements:

  •
  In accounting for deferred taxes related to certain of the Company's long-lived assets recorded in connection with the acquisition of the Company by Carlyle, inclusive of intangible assets and property, plant and equipment, the Company did not properly consider the implications of income tax and foreign currency rate changes when recording deferred taxes at the end of each reporting period. The correction of these errors results in the reduction of long-term deferred income tax liabilities of $45,235 and $38,671 as of December 31, 2015 and September 30, 2015, respectively, the reduction in Provision (benefit) for income taxes of $4,680 for the three months ended December 31, 2015 and an increase in Foreign currency translation adjustments of $1,884 and $3,477, for the three months December 31, 2015 and 2014, respectively. Accordingly, the Consolidated Balance Sheets, Statements of Operations and Comprehensive Income (Loss) and Statements of Stockholders' Equity have been revised, as applicable, to reflect these changes. The impact of these errors for fiscal periods prior to 2013 but subsequent to the acquisition of the Company by Carlyle was recorded as an adjustment to Shareholder's Equity as of September 30, 2012.

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

Refer to Note 1, Basis of Presentation, in the Notes to the Consolidated Financial Statements set forth in this Amendment for further information relating to this revision.

        This amended Quarterly Report on Form 10-Q/A sets forth the Original Filing in its entirety; however, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this amended Quarterly Report on Form 10-Q/A amends and revises the Original Filing only with respect to matters affected by the revision. The following items in the Original Filing have been amended as a result of this revision:

  •
  Part I, Item 1. Financial Statements

  •
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

        This amended Quarterly Report on Form 10-Q/A does not modify or update other disclosures presented in the Original Filing, including the exhibits to the Original Filing, except as identified above. As such, except for the items identified above, this amended Quarterly Report on Form 10-Q/A is as of February 9, 2016, the original filing date, and any forward-looking statements represent management's views as of that date and should be not be assumed to be accurate as of any date thereafter. This amended Quarterly Report on Form 10-Q/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to February 9, 2016.

PART I
Item 1. Financial Statements

NBTY, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	December 31, 2015	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$204,925	$303,350
Accounts receivable, net	189,224	198,693
Inventories	855,193	844,223
Deferred income taxes	56,425	56,194
Other current assets	74,392	59,831

Total current assets	1,380,159	1,462,291
Property, plant and equipment, net	573,826	605,708
Goodwill	1,186,571	1,104,090
Intangible assets, net	1,714,112	1,664,538
Other assets	32,729	17,852

Total assets	$4,887,397	$4,854,479

Liabilities and Stockholder's Equity
Current liabilities:
Current portion long-term debt	$59,814	$34,496
Accounts payable	311,138	282,479
Accrued expenses and other current liabilities	199,145	249,561

Total current liabilities	570,097	566,536
Long-term debt, net of current portion	2,085,689	2,129,158
Deferred income taxes	677,966	663,023
Other liabilities	41,179	39,275

Total liabilities	3,374,931	3,397,992

Redeemable non-controlling interest	103,511	—
Commitments and contingencies
Shareholder's equity:
Common stock, successor, $0.01 par; one thousand shares authorized, issued and outstanding at September 30, 2014 and 2013	—	—
Capital in excess of par	1,529,906	1,542,584
Retained earnings	—	16,682
Accumulated other comprehensive loss	(120,951)	(102,779)

Total shareholder's equity	1,408,955	1,456,487

Total liabilities and shareholder's equity	$4,887,397	$4,854,479

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive (Loss) Income

(Unaudited)

(Dollars and shares in thousands, except per share amounts)

	Three Months Ended December 31,
	2015	2014
Net sales	$801,990	$825,771

Costs and expenses:
Cost of sales (See Note 3)	443,144	448,887
Advertising, promotion and catalog	46,463	46,894
Selling, general and administrative	253,192	238,172
Impairment of Vitamin World assets (See Note 7 and 14)	11,656	—
Facility restructuring charges (See Note 3)	5,494	—

Total costs and expenses	759,949	733,953

Income from operations	42,041	91,818

Other income (expense):
Interest	(34,336)	(34,747)
Miscellaneous, net	(1,962)	(1,355)

Total other expense	(36,298)	(36,102)

Income from operations before income taxes	5,743	55,716
Provision (benefit) for income taxes	(2,735)	19,809

Net income	8,478	35,907
Net loss attributable to noncontrolling interests	(139)	—

Net income attributable to NBTY, Inc.	$8,617	$35,907

Net income	$8,478	$35,907
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of ($997) and $396, respectively	(18,746)	(26,830)
Change in fair value of interest rate swaps, net of taxes of $0 and $(442), respectively	—	721

Total other comprehensive loss, net of tax:	(18,746)	(26,109)

Comprehensive (loss) income	(10,268)	9,798
Less: Net loss attributable to non-controlling interest	(139)	—
Less: Foreign currency translation adjustment attributable to non-controlling interest	(574)	—

Comprehensive loss attributable to non-controlling interest	(713)	—
Comprehensive (loss) income attributable to NBTY, Inc.	$(9,555)	$9,798

NBTY, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$8,478	$35,907
Adjustments to reconcile net income to net cash provided by operating activities:
Impairments and disposals of assets	12,912	659
Depreciation of property, plant and equipment	20,208	16,707
Amortization of intangible assets	11,644	11,358
Foreign currency transaction gain	(1,359)	(87)
Amortization and write-off of deferred financing fees	5,744	5,071
Stock-based compensation	773	732
Allowance for doubtful accounts	41	35
Inventory reserves	10,606	5,369
Deferred income taxes	819	(256)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	24,702	(12,105)
Inventories	10,024	41,311
Other assets	(10,953)	6,229
Accounts payable	27,527	38,953
Accrued expenses and other liabilities	(56,537)	(16,813)

Net cash provided by operating activities	64,629	133,070

Cash flows from investing activities:
Purchase of property, plant and equipment	(40,038)	(19,090)
Proceeds from sale of bar assets	7,910	193
Proceeds from sale of building and equipment	384	—
Cash paid for acquisitions, net of cash acquired	(45,011)	—

Net cash used in investing activities	(76,755)	(18,897)

Cash flows from financing activities:
Principal payments	(56,941)	(67)
Proceeds from issance of debt	6,123	—
Payments for financing fees	—	(611)
Dividends paid	(38,750)	(38,750)

Net cash used in financing activities	(89,568)	(39,428)

Effect of exchange rate changes on cash and cash equivalents	3,269	(2,186)

Net (decrease) increase in cash and cash equivalents	(98,425)	72,559
Cash and cash equivalents at beginning of period	303,350	139,488

Cash and cash equivalents at end of period	$204,925	$212,047

Non-cash investing and financing information:
Property, plant and equipment additions included in total liabilities	$18,575	$11,748

The accompanying notes are an integral part of these consolidated financial statements.

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands)

1. Basis of Presentation

        NBTY, Inc. ("NBTY"), together with its subsidiaries, (the "Company," "we," or "us"), is the leading global vertically integrated manufacturer, marketer, distributor and retailer of a broad line of high-quality vitamins, minerals, herbs, specialty supplements, and sports/active nutrition products ("VMHS") in the United States, with operations worldwide. We have prepared these financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") applicable to interim financial information and on a basis that is consistent with the accounting principles applied in our audited financial statements for the fiscal year ended September 30, 2015, including the notes thereto (our "2015 Financial Statements") included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2015 ("2015 Annual Report"). In our opinion, these financial statements reflect all adjustments (including normal recurring items) necessary for a fair presentation of our results for the interim periods presented. These financial statements do not include all information or notes necessary for a complete presentation in conformity with GAAP. Accordingly, these financial statements should be read in conjunction with the 2015 Financial Statements. Results for interim periods are not necessarily indicative of results which may be achieved for a full year.

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

        During the second quarter of 2016, the Company identified errors related to its previously issued financial statements that the Company concluded, based on its evaluation of both quantitative and qualitative factors, were not material to any of its previously issued consolidated financial statements:

  •
  In accounting for deferred taxes related to certain of the Company's long-lived assets recorded in connection with the acquisition of the Company by Carlyle, inclusive of intangible assets and property, plant and equipment, the Company did not properly consider the implications of income tax and foreign currency rate changes when recording deferred taxes at the end of each reporting period. The correction of these errors results in the reduction of long-term deferred income tax liabilities of $45,235 and $38,671 as of December 31, 2015 and September 30, 2015, respectively, the reduction in Provision (benefit) for income taxes of $4,680 for the three months ended December 31, 2015 and an increase in Foreign currency translation adjustments of $1,884 and $3,477, for the three months December 31, 2015 and 2014, respectively. Accordingly, the Consolidated Balance Sheets, Statements of Operations and Comprehensive Income (Loss) and Statements of Stockholders' Equity have been revised, as applicable, to reflect these changes. The impact of these errors for fiscal periods prior to 2013 but subsequent to the acquisition of the Company by Carlyle was recorded as an adjustment to Shareholder's Equity as of September 30, 2012.

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

The aggregate impact of these revisions to correct the previously issued financial statements is follows:

	December 31, 2015			September 30, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Consolidated Balance Sheets
Goodwill	$1,200,501	$(13,930)	$1,186,571	$1,118,020	$(13,930)	$1,104,090
Total assets	$4,901,327	$(13,930)	$4,887,397	$4,868,409	$(13,930)	$4,854,479
Deferred income taxes	$723,201	$(45,235)	$677,966	$701,694	$(38,671)	$663,023
Total liabilities	$3,420,166	$(45,235)	$3,374,931	$3,436,663	$(38,671)	$3,397,992
Capital in excess of par	$1,507,408	$22,498	$1,529,906	$1,542,584	$—	$1,542,584
Retained earnings	$—	$—	$—	$(1,136)	$17,818	$16,682
Accumulated other comprehensive loss	$(129,758)	$8,807	$(120,951)	$(109,702)	$6,923	$(102,779)
Total shareholder's equity	$1,377,650	$31,305	$1,408,955	$1,431,746	$24,741	$1,456,487
Total liabilities and shareholder's equity	$4,901,327	$(13,930)	$4,887,397	$4,868,409	$(13,930)	$4,854,479

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

1. Basis of Presentation (Continued)

	Three months ended December 31, 2015			Three months ended December 31, 2014
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Consolidated Statements of Income and Comprehensive Income (Loss)
Cost of sales (See Note 3)	$443,144	$—	$443,144	$445,180	$3,707	$448,887
Total costs and expenses	$759,949	$—	$759,949	$730,246	$3,707	$733,953
Income from operations	$42,041	$—	$42,041	$95,525	$(3,707)	$91,818
Income from operations before income taxes	$5,743	$—	$5,743	$59,423	$(3,707)	$55,716
(Benefit) provision for income taxes	$1,945	$(4,680)	$(2,735)	$21,232	$(1,423)	$19,809
Net income (loss)	$3,798	$4,680	$8,478	$38,191	$(2,284)	$35,907
Net (loss) income attributable to NBTY, Inc.	$3,937	$4,680	$8,617	$38,191	$(2,284)	$35,907
Foreign currency translation adjustment, net of taxes of ($997) and $396, respectively	$(20,630)	$1,884	$(18,746)	$(30,307)	$3,477	$(26,830)
Total other comprehensive loss, net of tax:	$(20,630)	$1,884	$(18,746)	$(29,586)	$3,477	$(26,109)
Comprehensive loss	$(16,832)	$6,564	$(10,268)	$8,606	$1,192	$9,798
Comprehensive loss attributable to NBTY, Inc.	$(16,119)	$6,564	$(9,555)	$8,606	$1,192	$9,798

	Three months ended December 31, 2015			Three months ended December 31, 2014
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Consolidated Statement of Cash Flows
Net income (loss)	$3,798	$4,680	$8,478	$38,191	$(2,284)	$35,907
Inventories	$10,024	$—	$10,024	$37,604	$3,707	$41,311
Deferred income taxes	$5,499	$(4,680)	$819	$(256)	$—	$(256)
Net cash provided by operating activities	$64,629	$—	$64,629	$133,070	$—	$133,070
Accrued expenses and other liabilities	$(56,537)	$—	$(56,537)	$(15,390)	$(1,423)	(16,813)

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

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

4. Inventories

        The components of inventories are as follows:

	December 31, 2015	September 30, 2015
Raw materials	$167,669	$178,464
Work-in-process	24,065	20,265
Finished goods	663,459	645,494

Total	$855,193	$844,223

5. Goodwill and Intangible Assets

        The change in the carrying amount of goodwill by segment is as follows:

	Consumer Products Group	Holland & Barrett International	Puritan's Pride	Consolidated
Balance at September 30, 2015	$611,678	$293,381	$199,031	$1,104,090
Acquisition of Dr. Organic Limited	94,399	—	—	94,399
Foreign currency translation	(4,747)	(7,171)	—	(11,918)

Balance at December 31, 2015	$701,330	$286,210	$199,031	$1,186,571

        The previously reported amounts have been revised to correct for the impact of the error with regard to the improper recognition of a deferred tax liability related to carryover tax-deductible goodwill (see Note 2). The correction of this error resulted in a reduction in goodwill from what was previously reported in the amounts of $7,129, $3,086 and $3,715 related to the Consumer Products Group, Holland & Barrett International and Puritan's Pride segments, respectively.

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

        The effective income tax rate for the three months ended December 31, 2015 and 2014 was (47.6%) and 35.6%, respectively. Our effective tax rates for the three month periods are different than the federal statutory rate generally due to the impact of state and local taxes in fiscal 2016 and 2015 and the partial reinvestment of foreign earnings in fiscal 2016 as well as a one-time benefit related to the remeasurement of our deferred taxes in the UK due to an enacted tax rate change.

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

(Unaudited)

(in thousands)

10. Accumulated Other Comprehensive Income (Loss)

        Additions to and reclassifications out of accumulated other comprehensive income (loss) attributable to the Company for the three months ended December 31, 2015 and 2014 were as follows:

	Three Months Ended December 31, 2015(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2015	$(102,779)	$—	$(102,779)
Other comprehensive income (loss)	(18,746)	—	(18,746)
Less: foreign currency translation adjustment attributable to non-controlling interest	574	—	574

Balance at December 31, 2015	$(120,951)	$—	$(120,951)

	Three Months Ended December 31, 2014(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2014	$(28,361)	$(721)	$(29,082)
Other comprehensive income (loss) before reclassifications	(26,830)	(438)	(27,268)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	1,159	1,159

Balance at December 31, 2014	$(55,191)	$—	$(55,191)

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

        The following table represents key financial information of our business segments:

	Total Reportable Business Segments
	Consumer Products Group	Holland & Barrett International	Puritan's Pride	Vitamin World(1)	Total	Corporate/ Manufacturing	Consolidated
Three Months Ended December 31, 2015:
Net sales	$472,430	$218,461	$61,552	$49,547	$801,990	$—	$801,990
Income (loss) from operations	46,338	38,839	5,089	(13,137)	77,129	(35,088)	42,041
Depreciation and amortization	9,359	6,472	2,914	872	19,617	12,235	31,852
Capital expenditures	7,861	21,228	20	628	29,737	10,301	40,038
Three Months Ended December 31, 2014:
Net sales	$494,705	$213,597	$63,564	$53,905	$825,771	$—	$825,771
Income (loss) from operations	61,148	46,315	5,677	1,200	114,340	(22,522)	91,818
Depreciation and amortization	9,002	5,049	2,830	895	17,776	10,289	28,065
Capital expenditures	73	10,703	13	1,023	11,812	7,278	19,090

(1)
Includes an impairment of $11,656 for the three months ended December 31, 2015. (See Note 7 and 14)

        Total assets by segment are as follows:

	December 31, 2015	September 30, 2015
Reportable Business Segments:
Consumer Products Group	$2,643,347	$2,535,813
Holland & Barrett International	945,879	941,739
Puritan's Pride	502,636	511,080
Vitamin World	41,941	51,881

Total Reportable Business Segments:	4,133,803	4,040,513

Corporate / Manufacturing	753,594	813,966

Consolidated assets	$4,887,397	$4,854,479

        Assets by segment as of December 31, 2015 and September 30, 2015 were revised to reflect the correction of the Company's recording of deferred tax liabilities related to carryover tax-deductible goodwill in the amounts of $7,129, $3,086 and $3,715 related to the Consumer Products Group, Holland & Barrett International and Puritan's Pride segments, respectively.

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

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

15. Condensed Consolidating Financial Statements of Guarantors (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$133,351	$3,670	$67,904	$—	$204,925
Accounts receivable, net	—	132,087	57,137	—	189,224
Intercompany	14,632	—	71,674	(86,306)	—
Inventories	—	602,699	252,494	—	855,193
Deferred income taxes	—	56,352	73	—	56,425
Other current assets	876	35,003	38,513	—	74,392

Total current assets	148,859	829,811	487,795	(86,306)	1,380,159
Property, plant and equipment, net	122,812	218,721	232,293	—	573,826
Goodwill	—	709,968	476,603	—	1,186,571
Other intangible assets, net	—	1,331,187	382,925	—	1,714,112
Other assets	15,021	17,658	50	—	32,729
Intercompany loan receivable	2,438,594	1,400,732	—	(3,839,326)	—
Investments in subsidiaries	2,269,515	146,921	—	(2,416,436)	—

Total assets	$4,994,801	$4,654,998	$1,579,666	$(6,342,068)	$4,887,397

Liabilities and Shareholders's Equity
Current liabilities:
Current portion of long-term debt	$30,000	$—	$29,814	$—	$59,814
Accounts payable	—	202,683	108,455	—	311,138
Intercompany	—	86,306	—	(86,306)	—
Accrued expenses and other current liabilities	16,806	125,668	56,671	—	199,145

Total current liabilities	46,806	414,657	194,940	(86,306)	570,097
Intercompany loan payable	1,400,732	2,064,797	373,797	(3,839,326)	—
Long-term debt, net of current portion	2,034,797	—	50,892	—	2,085,689
Deferred income taxes	—	599,742	78,224	—	677,966
Other liabilities	—	14,133	27,046	—	41,179

Total liabilities	3,482,335	3,093,329	724,899	(3,925,632)	3,374,931
Noncontrolling interest	103,511	—	103,511	(103,511)	103,511
Commitments and contingencies
Shareholder's Equity:
Common stock	—	—	—	—	—
Capital in excess of par	1,529,906	1,459,143	743,617	(2,202,760)	1,529,906
(Accumulated deficit) retained earnings	—	116,857	120,905	(237,762)	—
Accumulated other comprehensive income (loss)	(120,951)	(14,331)	(113,266)	127,597	(120,951)

Total shareholder's equity	1,408,955	1,561,669	751,256	(2,312,925)	1,408,955

Total liabilities and shareholder's equity	$4,994,801	$4,654,998	$1,579,666	$(6,342,068)	$4,887,397

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

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

15. Condensed Consolidating Financial Statements of Guarantors (Continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)
For three months ended December 31, 2015

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$537,364	$283,548	$(18,922)	$801,990

Costs and expenses:
Cost of sales (See Note 3)	—	336,853	125,213	(18,922)	443,144
Advertising, promotion and catalog	—	35,331	11,132	—	46,463
Selling, general and administrative	29,261	114,685	109,246	—	253,192
Impairment of Vitamin World assets (See Note 7 and 14)	—	11,656	—	—	11,656
Facility restructuring charges (See Note 3)	—	5,494	—	—	5,494

	29,261	504,019	245,591	(18,922)	759,949

(Loss) income from operations	(29,261)	33,345	37,957	—	42,041

Other income (expense):
Intercompany interest	38,605	(33,905)	(4,700)	—	—
Interest	(33,905)	—	(431)	—	(34,336)
Miscellaneous, net	(680)	188	(1,470)	—	(1,962)

	4,020	(33,717)	(6,601)	—	(36,298)

(Loss) income before income taxes	(25,241)	(372)	31,356	—	5,743
(Benefit) provision for income taxes	(4,850)	(136)	2,251	—	(2,735)
Equity in income of subsidiaries	29,008	2,768	—	(31,776)	—

Net income (loss)	8,617	2,532	29,105	(31,776)	8,478
Deduct net loss attributable to noncontrolling interests	—	—	(139)	—	(139)

Net income (loss) attributable to NBTY, Inc.	$8,617	$2,532	$29,244	$(31,776)	$8,617

Net income (loss)	$8,617	$2,532	$29,105	$(31,776)	$8,478
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment,
net of taxes	(18,746)	(1,434)	(19,494)	20,928	(18,746)
Change in fair value of interest rate swaps,
net of taxes	—	—	—	—	—

Total other comprehensive income (loss), net of tax	(18,746)	(1,434)	(19,494)	20,928	(18,746)
Comprehensive income (loss)	$(10,129)	$1,098	$9,611	$(10,848)	$(10,268)

Less: Net loss attributable to non-controlling interests	—	—	(139)	—	(139)
Less : Foreign currency translation adjustment attributable to non-controlling interest	—	—	(574)	—	(574)

Comprehensive loss attributable to non-controlling interest	—	—	(713)	—	(713)
Comprehensive (loss) income attributable to NBTY, Inc.	$(10,129)	$1,098	$10,324	$(10,848)	$(9,555)

NBTY, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

15. Condensed Consolidating Financial Statements of Guarantors (Continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)
For three months ended December 31, 2014

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$557,361	$289,017	$(20,607)	$825,771

Costs and expenses:
Cost of sales	—	342,653	126,841	(20,607)	448,887
Advertising, promotion and catalog	—	34,947	11,947	—	46,894
Selling, general and administrative	22,890	114,937	100,345	—	238,172

	22,890	492,537	239,133	(20,607)	733,953

Income (loss) from operations	(22,890)	64,824	49,884	—	91,818

Other income (expense):
Intercompany interest	39,809	(34,781)	(5,028)	—	—
Interest	(34,781)	65	(31)	—	(34,747)
Miscellaneous, net	(1,746)	(843)	1,234	—	(1,355)

	3,282	(35,559)	(3,825)	—	(36,102)

Income (loss) before income taxes	(19,608)	29,265	46,059	—	55,716
Provision (benefit) for income taxes	(1,166)	10,612	10,363	—	19,809
Equity in income of subsidiaries	54,349	6,333	—	(60,682)	—

Net income (loss)	35,907	24,986	35,696	(60,682)	35,907

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes	(26,830)	(4,253)	(28,398)	32,651	(26,830)
Change in fair value of interest rate swaps, net of taxes	721	721	—	(721)	721

Total other comprehensive income (loss), net of tax	(26,109)	(3,532)	(28,398)	31,930	(26,109)
Comprehensive income (loss)	$9,798	$21,454	$7,298	$(28,752)	$9,798

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

Revision to Financial Statements

        During the second quarter of 2016, the Company identified errors related to its previously issued financial statements that the Company concluded, based on its evaluation of both quantitative and qualitative factors, were not material to any of its previously issued consolidated financial statements. These errors related to accounting for deferred taxes related to certain of the Company's long-lived assets, inclusive of intangible assets and property, plant and equipment, whereby the Company did not properly consider the implications of income tax and foreign currency rate changes when recording deferred taxes at the end of each reporting period. The correction of these errors results in the reduction of long-term deferred income tax liabilities of $45,235 and $38,671 as of December 31, 2015 and September 30, 2015, respectively, the reduction in Provision (benefit) for income taxes of $4,680 for the three months ended December 31, 2015 and an increase in Foreign currency translation adjustments of $1,884 and $3,477, for the three months December 31, 2015 and 2014, respectively. Additionally, in accounting for the acquisition of the Company by Carlyle the Company improperly recorded a deferred tax liability related to carryover tax-deductible goodwill, the correction of which results in a reduction of its long-term deferred tax liabilities and goodwill in the amount of $13,930.

        During the period ended December 31, 2014, the Company had recorded an out-of-period adjustment to correct the Company's policy of expensing all labels upon receipt, which resulted in the Company increasing its label inventory by $3,707 with an offsetting decrease to cost of sales. This immaterial adjustment was the result of the Company correcting its policy of expensing all labels upon receipt. Accordingly on-hand labels were therefore recorded as a part of ending inventory on the consolidated balance sheet. As disclosed in the 2015 annual consolidated financial statements, the Company aggregated this out-of-period adjustment with other errors identified during the annual closing process and concluded that the aggregate impact of these errors resulted in a material misstatement to its consolidated financial statements for the three and nine months ended June 30, 2015. In connection with the Company's restatement of those interim consolidated financial statements the Company revised its historical financial statements to reflect the impact of correcting the accounting policy for its labels inventory. The impact of correcting this policy was recorded as an adjustment to stockholders' equity as of September 30, 2012.

        Accordingly, the Company has revised its previously reported Consolidated Statement of Operations for the three months ended December 31, 2014 as follows: increased Cost of sales and decreased income from operations before income taxes by $3,707; decreased Provision for income taxes by $1,423; and decreased Net income including non-controlling interests by $2,284.

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

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2016 and 2030. Our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended December 31, 2015 and 2014 was (47.6%) and 35.6%, respectively. Our effective tax rate for the three months ended December 31, 2015 was lower than the federal statutory rate generally due to the timing and mixture (foreign and domestic) of income and the partial reinvestment of foreign earnings in fiscal 2016 as well as a one-time benefit related to the remeasurement of our deferred taxes in the UK due to an enacted tax rate change.

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

        The following table reconciles net income (loss) to EBITDA and Consolidated EBITDA (as defined in NBTY's senior secured credit facilities) for the three months ended and four consecutive quarters ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Four Consecutive quarters ended December 31,
	2015	2014	2015	2014
Net income (loss) attributable to NBTY, Inc.	$8,617	$35,907	$47,129	$(62,066)
Interest expense	34,336	34,747	132,522	135,968
Provision (benefit) for income taxes	(2,735)	19,809	(9,459)	3,421
Depreciation and amortization	31,851	28,065	139,192	109,056

EBITDA	72,069	118,528	309,384	186,379
Severance costs(a)	1,272	2,773	17,750	9,304
Stock-based compensation(b)	773	732	2,884	3,200
Management fee(c)	750	750	3,000	3,000
Consulting fees(d)	9,847	5,420	34,548	21,691
Impairments and disposals(e)	13,767	635	80,800	215,219
Other items(f)	27,122	8,198	58,642	26,930
Pro forma cost savings(g)	12,040	8,000	48,160	31,998
Limitation on certain EBITDA adjustments(h)	(16,967)	(6,182)	(67,867)	(24,730)

Consolidated EBITDA	$120,673	$138,854	$487,301	$472,991

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

        During the three months ended December 31, 2015 and 2014, translation losses of ($18,746) and ($26,830), respectively, were included in determining other comprehensive income (loss). Accordingly, cumulative translation losses of ($120,951) and ($102,779) were included as part of accumulated other comprehensive loss within the consolidated balance sheets at December 31, 2015 and September 30, 2015, respectively.

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

Critical Accounting Policies and Estimates

        We describe our significant accounting policies in Note 2 of the notes to consolidated financial statements included in our 2015 Annual Report. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the 2015 Annual Report. There have been no significant changes in our significant accounting policies or critical accounting estimates since September 30, 2015. As noted in the Form 10-K/A, relatively small declines in the future performance and cash flows within the Consumer Products Group business may result in the recognition of asset impairment charges. Certain categories within the Consumer Products Group and Puritan's Pride segment are performing below expectations increases the risk of impairment for the indefinite-lived tradenames associated with those categories. The carrying value of the tradenames associated with the Consumer Products Group segment as of December 31, 2015 was approximately $429,000 and $166,000, for indefinite and definite lived intangible assets, respectively. The carrying value of the indefinite lived tradenames associated with the Puritan's Pride segment as of December 31, 2015 was approximately $160,000. The carrying value of goodwill associated with the Consumer Products Group and Puritan's Pride segments are $701,330 and $199,031, respectively.

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

NBTY, Inc. (Registrant)
Date: April 13, 2016	By:	/s/ STEVEN CAHILLANE Steven Cahillane Chief Executive Officer, President and Director
Date: April 13, 2016	By:	/s/ DIPAK GOLECHHA Dipak Golechha Chief Financial Officer